Form 10-K/A
period 1996-03-31
ABAXIS INC
filed 1996-07-29
CIK 881890

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K/A

                               Amendment No. 1 to

                  Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended MARCH 31, 1996
                        Commission File Number: 000-19720

                                  ABAXIS, INC.
             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                    77-0213001
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                      Identification No.)

                             1320 Chesapeake Terrace
                               Sunnyvale, CA 94089
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code: 408-734-0200
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

The aggregate market value of registrant's voting stock held by non-affiliates of registrant, based upon the closing sale price of the Common Stock on June 28, 1996, as reported on the Nasdaq National Market, was approximately $45,688,000. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of registrant's Common Stock, no par value, as of June 30, 1996: 9,878,379.

This Amendment contains 13 pages.

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

         The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended March 31, 1996, as set forth in the pages attached hereto:

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS.

         The required information concerning Directors and Executive Officers is contained in Part I of the Company's Form 10-K filed with the Commission on or around June 28, 1996.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission ("SEC"). Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms filed by such persons.

         Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock were complied with during the fiscal year ended March 31, 1996.

ITEM 11. EXECUTIVE COMPENSATION.

SUMMARY OF CASH AND CERTAIN OTHER COMPENSATION

                    EXECUTIVE COMPENSATION AND OTHER MATTERS

         The following table sets forth information concerning the compensation during the fiscal years ended March 31, 1996, March 31, 1995, and March 31, 1994 of the Chief Executive Officer of the Company and the three other most highly compensated executive officers of the Company in fiscal 1996:

                           SUMMARY COMPENSATION TABLE

                                                                                          LONG-TERM
         NAME AND                                                ANNUAL                  COMPENSATION
    PRINCIPAL POSITION             FISCAL YEAR               COMPENSATION ($)               AWARDS
- --------------------------         -----------            ----------------------         ------------
                                                                                           OPTIONS
                                                          SALARY           BONUS           (SHARES)
                                                          ------           -----         ------------
Gary H. Stroy(1)                       1996              209,185              -0-               -0-
President and                          1995              185,584           12,960               -0-
Chief Executive Officer                1994              173,654              -0-               -0-

Daniel Wong                            1996              129,815              -0-            15,000
Vice President of                      1995(2)           123,717           57,590            25,000
Development and
Consumables Manufacturing

Vladimir E. Ostoich                    1996              142,248              -0-            15,000
Vice President of                      1995              139,754            9,864            15,000
Engineering and Instrument             1994              132,170              -0-            10,625
Manufacturing

Ting W. Lu                             1996              116,738              -0-            15,000
Vice President of Finance              1995(3)            91,799            4,462            25,000
and Administration and
Chief Financial Officer

- ---------------------

(1) In June 1996, Clinton H. Severson succeeded Gary H. Stroy as President and Chief Executive Officer of the Company.

(2)      Dr. Wong has served as an executive officer of the Company since May
         1994.

(3)      Ms. Lu has served as an executive officer of the Company since May
         1994.

STOCK OPTIONS GRANTED IN FISCAL 1996.

         The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended March 31, 1996, to the persons named in the Summary Compensation Table.

                          OPTION GRANTS IN FISCAL 1996

                                                                                POTENTIAL REALIZABLE
                                                                                  VALUE AT ASSUMED
                                                                               ANNUAL RATES OF STOCK
                                                                               PRICE APPRECIATION FOR
                              INDIVIDUAL GRANTS IN FISCAL 1996                      OPTION TERM(1)
- ----------------------------------------------------------------------      -----------------------------
                                 % OF TOTAL
                                  OPTIONS
                                 GRANTED TO
                      OPTIONS    EMPLOYEES     EXERCISE
                      GRANTED    IN FISCAL    BASE PRICE    EXPIRATION
      NAME             (#)(2)       YEAR      ($/SH) (3)       DATE         5% ($)                10% ($)
- ----------------------------------------------------------------------      -----------------------------
Daniel Wong           15,000        5.0         5.625        11/28/05       53,063                134,472

Vladimir E. Ostoich   15,000        5.0         5.625        11/28/05       53,063                134,472

Ting W. Lu            15,000        5.0         5.625        11/28/05       53,063                134,472

- ---------------------

(1) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the optionholders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

(2) All options granted in fiscal 1996 were granted pursuant to the Company's 1989 Stock Option Plan. The options vest and become exercisable at the rate of one-half on the first anniversary of the date of grant and 1/24 per month thereafter for each full month of the optionee's continuous employment by the Company. Under the Company's 1989 Stock Option Plan, the Board retains discretion to modify the terms, including the price, of outstanding options. For additional information regarding options, see "--Change of Control Arrangements."

(3)      All options were granted at market value on the date of grant.

OPTION EXERCISES AND FISCAL 1996 YEAR-END VALUES.

         The following table provides the specified information concerning exercises of options to purchase the Company's Common Stock in the fiscal year ended March 31, 1996, and unexercised options held as of March 31, 1996, by the persons named in the Summary Compensation Table.

                        OPTION EXERCISES AND FISCAL 1996
                                 YEAR-END VALUES

                                                                                                       VALUE OF UNEXERCISED IN-THE-
                                                                       NUMBER OF UNEXERCISED                 MONEY OPTIONS AT
                                 SHARES                                  OPTIONS AT 3/31/96                   3/31/96($)(2)
                              ACQUIRED ON           VALUE                ------------------                   -------------
            NAME                EXERCISE         REALIZED($)        EXERCISABLE(1) UNEXERCISABLE        EXERCISABLE UNEXERCISABLE
            ----                --------         -----------        -------------- -------------        ----------- -------------
Gary H. Stroy...............       0                  0               41,250           53,750             136,650       93,750

Daniel Wong.................       0                  0               26,666           33,334              25,781       19,219

Vladimir E. Ostoich.........       0                  0               50,092           30,533             149,625       13,125

Ting W. Lu .................       0                  0               25,078           31,172              29,004       15,059

- ------------------------

(1) Company stock options generally vest one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by the Company. However, each of Ms. Lu and Messrs. Wong and Ostoich received in fiscal 1996 options to purchase 15,000 shares of the Company's Common Stock that vest one-half on the first anniversary of the date of grant and 1/24 per month thereafter for each full month of the optionee's continuous employment by the Company. All options are exercisable only to the extent vested.

(2) The value of the unexercised in-the-money options is based on the closing price of the Company's Common Stock ($5.875 per share) on March 31, 1996 and is net of the exercise price of such options.

COMPENSATION OF DIRECTORS.

         All non-employee directors of the Company, receive compensation in the amount of $750 per Board meeting they attend plus reimbursement of reasonable travel expenses incurred. In addition, Dr. Tucker serves as consultant to the Company and receives a monthly compensation of $1,000 plus reimbursement of expenses for attending meeting at or on behalf of the Company. Each of the Company's non-employee directors also receives an automatic annual grant of options to purchase 2,000 shares of Common Stock under the Company's Outside Directors Stock Option Plan. Dr. Tucker received an additional annual grant of options to purchase 5,000 shares for serving as a consultant. Gary H. Stroy and Clinton H. Severson, the directors of the Company who are also employees of the Company, do not receive any compensation for their services as members of the Board of Directors.

CHANGE OF CONTROL ARRANGEMENTS.

         The Company's 1989 Stock Option Plan and the Outside Directors Stock Option Plan (the "Option Plans") provide that in the event of a transfer of control of the Company ("Transfer of Control"), the surviving, continuing, successor or purchasing corporation or a parent corporation thereof, as the case may be (the "Acquiring Corporation"), shall either assume the Company's rights and obligations under stock option agreements outstanding under the Option Plans (the "Options") or substitute options for the Acquiring Corporation's stock for such outstanding Options. In the event the Acquiring Corporation elects not to assume or substitute for such outstanding Options in connection with a merger constituting a Transfer of Control, the Company's Board shall provide that any unexercisable and/or unvested portion of the outstanding Options shall be immediately exercisable and vested as of a date prior to the Transfer of Control, as the Company's Board so determines. Any Options which are neither assumed by the Acquiring Corporation, nor exercised as of the date of the Transfer of Control, shall terminate effective as of the date of the Transfer of Control. Options which are assumed by the Acquiring Corporation shall become exercisable and vested as provided under the stock option agreement under the Option Plans, unless the Acquiring Corporation terminates the optionholder under certain circumstances defined in the Option Plans. Under such circumstances, the holder's Options shall become immediately exercisable and vested as of the date of termination.

                      REPORT OF THE COMPENSATION COMMITTEE

         The Compensation Committee of the Board of Directors is comprised of two non-employee directors of the Company. The Compensation Committee is responsible for setting and administering the policies governing compensation of the Company's employees, including its executive officers. The goals of the Company's executive officer compensation policy is to attract, retain and reward executive officers who contribute to the Company's success and to motivate these executives to achieve the Company's business objectives. The Company uses salary, stock options and incentive bonus to meet these goals.

         Salaries are initially set for each executive officer with reference to the range of salaries for similar positions in comparable companies in the Company's industry, as reported in compensation survey information obtained by the Company from compensation consulting firms. Salaries are generally set near the middle of the applicable range for each position, and adjusted for historical and expected contributions of each officer to the Company. Salaries are reviewed annually for comparability against the industry survey and adjustments are made if necessary to maintain competitiveness within the industry. Salaries may also be adjusted on an individual basis during the year as the Compensation Committee deems appropriate, typically related to new job responsibilities or assignments. In October 1995, three of the Company's executive officers received salary adjustments ranging from 4% to 8%, based on new job responsibilities. In April 1996, during the Company-wide annual salary review, the Compensation Committee reviewed the executive salaries and found them to be within the proper ranges and hence no salary adjustments were made.

         The Compensation Committee strongly believes that executive compensation should be based in part on the Company's performance and has used stock options and incentive bonus to accomplish this goal. In April 1995, the Compensation Committee approved an executive bonus plan with target bonus levels set at 15% to 20% of annual salaries for accomplishing certain Company objectives. In April 1996, the Compensation Committee reviewed the Company's achievements against these goals and approved payment of 50% of these targeted bonuses.

         The Compensation Committee believes that equity ownership by executive officers serves to align the officers' interests with the interests of shareholders by providing the officers with incentive to build shareholder value. In November 1995, the Compensation Committee approved option grants to executive officers who had assumed new job responsibilities. Further, as part of the annual performance review in April 1996, the Compensation Committee granted additional incentive stock options to all officers of the Company, except those officers with less than six-month service with the Company.

         The Compensation Committee annually reviews the performance and compensation of the President and Chief Executive Officer of the Company. During fiscal 1996, Gary H. Stroy served as the President and Chief Executive Officer of the Company. In June 1996, Clinton H. Severson succeeded Mr. Stroy as President and Chief Executive Officer of the Company.

         During fiscal 1996, Mr. Stroy's compensation consisted of salary, incentive stock options and performance based bonus. During the annual review, the Compensation Committee found Mr. Stroy's salary to be appropriate as compared with comparable companies within the Company's industry, based on the compensation survey information obtained by the Company from compensation consulting firms. In May 1995, the Company entered into an agreement with Mr. Stroy that increased Mr. Stroy's salary and provided him with one year's salary and benefits and immediate vesting of his outstanding stock options if his employment with Abaxis was terminated after August 1, 1995. In April 1996, as part of the Company's annual performance review, the Compensation Committee awarded Mr. Stroy based on the Company's achievements against objectives an incentive bonus equal to 10% of his salary and a stock option to purchase 50,000 shares of common stock.

COMPENSATION COMMITTEE

Richard Bastiani
Prithipal Singh

                        COMPARISON OF SHAREHOLDER RETURN

         Set forth below is a line graph comparing the annual percentage change in the cumulative total return on the Company's Common Stock with the cumulative total return of the Russell 2000 Index and the Hambrecht & Quist ("H&Q") Health Care (Excluding Biotech) Index for the period commencing on January 31, 1992, and ending on March 31, 1996.(1)

           COMPARISON OF CUMULATIVE TOTAL RETURN FROM JANUARY 31, 1992
                           THROUGH MARCH 31, 1996:(2)

 ABAXIS, INC., RUSSELL 2000 INDEX AND H&Q HEALTH CARE (EXCLUDING BIOTECH) INDEX


                                        DOLLARS
                                        -------
                              1/22/92   3/92   3/93    3/94    3/95    3/96
                              -------   ----   ----    ----    ----    ----
ABAXIS, INC.                   100       64      48      70      51      53
RUSSELL 2000 INDEX             100      108     124     137     145     187
H & Q                          100       85      63      58      75     114
  HEALTH CARE
  (EXCLUDING BIOTECH) INDEX

- --------------

(1) The Company's initial public offering was on January 22, 1992. The market indices used are only available at the end of each month. The Company's 1996 fiscal year ended on March 31, 1996.

(2) Assumes that $100.00 was invested on January 31, 1992 in the Company's Common Stock, at the closing sales price, and in each index and that all dividends were reinvested. No cash dividends have been declared on the Company's Common Stock. Shareholder returns over the indicated period should not be considered indicative of future shareholder returns.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth as of June 30, 1996, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company, (ii) each director of the Company,
(iii) the persons named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group.

                                                                                                   PERCENT OF
                                                                                 AMOUNT              ABAXIS
                                                                               AND NATURE         COMMON STOCK
NAME OF BENEFICIAL OWNER(1)                                                     OF SHARES        OUTSTANDING(2)
- ---------------------------                                                     ---------        --------------
Robert J. Kunze(3).........................................                      395,744               4.0%

Gary H. Stroy(4)...........................................                      389,526               3.9%

Clinton H. Severson........................................                            0                *

Vladimir Ostoich(5)........................................                      207,884               2.1%

Daniel Wong(6).............................................                       38,542                *

Ting W. Lu(7)..............................................                       36,146                *

Prithipal Singh(8).........................................                       13,022                *

Ernest S. Tucker, III, M.D.(9).............................                        7,458                *

Richard Bastiani, Ph.D.(10)................................                          458                *

Executive officers and directors(3-10).....................                    1,088,780              10.7%
as a group (12 persons)

- ------------
*  Less than 1%.

(1) The persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the business address of each of the beneficial owners listed is 1320 Chesapeake Terrace, Sunnyvale, CA 94089.

(2) The percentages shown in this column are calculated from the 9,878,379 shares of Common Stock actually outstanding on June 30, 1996 in addition to options held by that person that are currently exercisable or exercisable within 60 days following June 30, 1996 which are deemed outstanding in accordance with the rules of the Securities and Exchange Commission.

(3) Includes 458 shares subject to options exercisable by Mr. Kunze within sixty days of June 30, 1996. Also includes 14,923 shares beneficially owned by Hamco Capital Corporation, 199,205 shares beneficially owned by H&Q Life Science Technology Fund I, 171,241 shares beneficially owned by H&Q Life Science Ventures, 8,879 shares beneficially owned by H&Q London Ventures and 1,038 shares beneficially owned by H&Q Ventures Partners. Hambrecht & Quist is affiliated with each of these funds. Mr. Kunze is associated with Hambrecht & Quist.

(4) Includes an aggregate of 60,000 shares held by Mr. Stroy's son's IRA, the Gary H. Stroy IRA, and the LeAnn Stroy IRA. Also includes 92,813 shares subject to stock options exercisable by Mr. Stroy within sixty days of June 30, 1996.

(5) Includes (i) 6,504 shares held of record by Dr. Ostoich as trustee for the benefit of his son, (ii) an aggregate of 58,000 shares held by Dr. Ostoich's IRA, (iii) 20,000 shares held by Mrs. Ostoich's IRA and (iv) 62,390 shares held of record by the Vladimir Ostoich and Liliana Ostoich Trust Fund, for the benefit of Dr. Ostoich and his wife. Also includes 60,990 shares subject to stock options exercisable by Dr. Ostoich within sixty days of June 30, 1996.

(6) Includes 38,542 shares subject to options exercisable by Dr. Wong within sixty days of June 30, 1996.

(7) Includes 36,146 shares subject to options exercisable by Ms. Lu within sixty days of June 30, 1996.

(8) Includes 13,022 shares subject to options exercisable by Dr. Singh within sixty days of June 30, 1996.

(9) Includes 7,458 shares subject to options exercisable by Dr. Tucker within sixty days of June 30, 1996.

(10) Includes 458 shares subject to options exercisable by Dr. Bastiani within sixty days of June 30, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         In May 1995, the Company entered into an agreement with Gary H. Stroy, who served as the President and Chief Executive Officer of the Company until June 1996, providing Mr. Stroy with one year's salary and benefits and immediate vesting of his outstanding stock options if his employment with Abaxis is terminated after August 1, 1995.

                                   FORM 10-K/A

                                 AMENDMENT NO. 1

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                ABAXIS, INC.



                                By: /s/ Ting W. Lu
                                   ---------------------------------------------
                                   Ting W. Lu
                                   Vice President and Finance and Administration and Chief Financial Officer




Date:  July 29, 1996