Form 10-Q
period 1996-06-30
ABAXIS INC
filed 1996-08-14
CIK 881890

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)
  [X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996

                                       OR
  [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-19720


                                  ABAXIS, INC.
             (Exact name of registrant as specified in its charter)


          California                                    77-0213001
 -------------------------------                      ----------------
 (State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization )                     Identification No.)


                            1320 Chesapeake Terrace
                          Sunnyvale, California 94089
                    (Address of principal executive offices)
                           Telephone: (408) 734-0200


    Indicate by check mark whether the registrant:

         (1)     has filed all reports required to be filed by
                 Section 13 or 15(d) Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),
                                          Yes     X        No
                                              ---------       ----------
                                      and

         (2)     has been subject to such filing requirements for the
                 90 days.
                                          Yes     X        No
                                              ----------       ------------
    At August 5, 1996, 9,878,553 shares of common stock, no par value, were outstanding.

   This report on Form 10-Q, including all exhibits, contains 14 pages.

                               TABLE OF CONTENTS

       Item                                                                          Page
       ----                                                                          ----
         Facing Sheet                                                                  1

         Table of Contents                                                             2

                        Part I.   Financial Information

    1.   Financial Statements:

                 a.       Condensed Statements of Operations - Three Months
                          Ended June 30, 1996 and 1995                                 3


                 b.       Condensed Balance Sheets - June 30, 1996 and
                          March 31, 1996                                               4


                 c.       Condensed Statements of Cash Flows - Three Months Ended
                          June 30, 1996 and 1995                                       5


                 d.       Notes to Condensed Financial Statements                      6

    2.   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                           7


                          Part II.   Other Information

    1.   Legal Proceedings                                                            11

    2.   Changes in Securities                                                        11

    3.   Defaults Upon Senior Securities                                              11

    4.   Submission of Matters to a Vote of Security Holders                          11

    5.   Other Information                                                            11

    6.   Exhibits and Reports on Form 8-K                                             11

    7.   Signatures                                                                   14


                                  ABAXIS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                    THREE MONTHS ENDED JUNE 30,
                                                                        1996            1995
                                                                   -----------------------------
  Revenues:
     Product sales, net                                            $  1,104,000     $   540,000
     Development and licensing revenue                                  107,000          62,000
                                                                   -----------------------------
  Total revenues                                                      1,211,000         602,000
                                                                   -----------------------------
  Costs and operating expenses:
     Cost of product sales                                            1,822,000       1,127,000
     Research and development                                           391,000         276,000
     Selling, general, and administrative                             1,261,000         775,000
                                                                   -----------------------------
  Total costs and operating expenses                                  3,474,000       2,178,000
                                                                   -----------------------------
  Loss from operations                                               (2,263,000)     (1,576,000)
   Interest income, net                                                  92,000         121,000
                                                                   -----------------------------
  Net loss                                                         $ (2,171,000)   $ (1,455,000)
                                                                   =============================
  Net loss per share                                               $      (0.22)   $      (0.17)
                                                                   -----------------------------
  Shares used in calculating
   net loss per share                                                 9,868,516       8,742,902
                                                                   =============================



See notes to condensed financial statements.

                                        ABAXIS, INC.
                                    CONDENSED BALANCE SHEETS

<Caption


                                                                               JUNE 30, 1996         MARCH 31, 1996
                                                                               ------------------------------------
                                                                                 (unaudited)              (note)
                                ASSETS
Current assets:
  Cash and cash equivalents                                                     $  2,099,000           $  1,591,000
  Short-term investments                                                           3,063,000              6,187,000
  Trade and other receivables                                                      1,023,000                690,000
  Interest receivable                                                                 58,000                 41,000
  Inventories                                                                      1,561,000              1,456,000
  Prepaid expenses                                                                    68,000                 92,000
                                                                                ------------------------------------
                  Total current assets                                             7,872,000             10,057,000


  Property and equipment - net                                                     2,489,000              2,427,000
  Long-term investments                                                              500,000                500,000
  Deposits and other assets                                                           67,000                 62,000
                                                                                ------------------------------------
                 Total assets                                                   $ 10,928,000           $ 13,046,000
                                                                                ====================================
                 LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                              $  1,081,000           $  1,017,000
  Accrued payroll and related expenses                                               353,000                417,000
  Other accrued liabilities                                                          333,000                225,000
  Warranty reserve                                                                   263,000                249,000
  Deferred rent                                                                       38,000                 94,000
  Deferred revenue                                                                    67,000                143,000
                                                                                ------------------------------------
                Total current liabilities                                          2,135,000              2,145,000

Customer deposits                                                                    170,000                175,000

Commitments and contingencies

Shareholders' equity:
  Convertible preferred stock, no par value:  authorized
    shares -  5,000,000, none issued                                                       -                      -
  Common stock, no par value: authorized shares -
    20,000,000; 9,878,379 issued and outstanding on
    June 30, 1996 and 9,857,628 on March 31, 1996                                 53,624,000              53,556,000
  Accumulated deficit                                                            (45,001,000)            (42,830,000)
                                                                                ------------------------------------
Total shareholders' equity                                                         8,623,000              10,726,000
                                                                                ------------------------------------
Total liabilities and shareholders' equity                                      $ 10,928,000            $ 13,046,000
                                                                                ====================================


See notes to condensed financial statements.

Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                  ABAXIS, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                            THREE MONTHS ENDED JUNE 30,
                                                                            1996                  1995
                                                                        ----------------------------------
  OPERATING ACTIVITIES:
  Net loss                                                              $(2,171,000)          $(1,455,000)
  Adjustments to reconcile net loss to net cash used in
      Depreciation and amortization                                         240,000               239,000
      Amortization of deferred compensation                                       -                21,000
      Changes in assets and liabilities:
         Trade and other receivables                                       (333,000)             (130,000)
         Interest receivable                                                (17,000)               11,000
         Inventories                                                       (105,000)              (95,000)
         Prepaid expenses                                                    24,000                43,000
         Deposits and other assets                                           (5,000)                    -
         Accounts payable                                                    64,000               209,000
         Accrued payroll and related expenses                               (64,000)               60,000
         Other accrued liabilities                                           66,000               (31,000)
         Deferred revenue                                                   (76,000)              (22,000)
         Customer deposits                                                   (5,000)                    -
                                                                        ---------------------------------
  Net cash used in operating activities                                  (2,382,000)           (1,150,000)
                                                                        ---------------------------------

  INVESTING ACTIVITIES:
  Purchase of "available-for-sale" securities                            (1,486,000)           (1,963,000)
  Maturities of "available-for-sale" securities                           4,610,000             4,929,000
  Purchase of property and equipment                                       (302,000)              (48,000)
                                                                        ---------------------------------
  Net cash provided by investing activities                               2,822,000             2,918,000
                                                                        ---------------------------------
  FINANCING ACTIVITIES:
  Proceeds from issuance of common and preferred stock                       68,000                18,000


  Increase in cash and cash equivalents                                     508,000             1,786,000
  Cash and cash equivalents at beginning of period                        1,591,000             3,460,000
                                                                       ----------------------------------
  Cash and cash equivalents at end of period                           $  2,099,000          $  5,246,000
                                                                       ==================================



See notes to condensed financial statements.

                                  ABAXIS, INC.
                    Notes to Condensed Financial Statements

1. BASIS OF PRESENTATION

     The condensed financial statements for the periods ended June 30, 1996 and 1995 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the management of Abaxis, Inc. believes to be necessary for fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended March 31, 1996 included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

      Through March 31, 1996, the Company was in the development stage and its financial statements were presented in accordance with Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development State Enterprises". During the quarter ended June 30, 1996, the Company completed the launch of its Piccolo Systems. Based on the commnercial launch of this product combined with sales of previously offered products, management believes that it no longer meets the definition of a development stage enterprise.

2. PER SHARE INFORMATION

     Per share information for the periods ended June 30, 1996 and 1995 is based solely on weighted average shares of common stock outstanding during the period. Common equivalent shares have not been considered in the computation since their inclusion would have an antidilutive effect.

3. INVENTORY

     Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following on the dates indicated.

                                        JUNE 30, 1996                MARCH 31,1996
                                        -------------                --------------
                       Raw materials     $1,016,000                  $   829,000
                       Work-in-process      208,000                      467,000
                       Finished goods       337,000                      160,000
                                         ----------                   ----------
                                         $1,561,000                   $1,456,000
                                         ==========                   ==========


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", expects", "future", "intends", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

         Abaxis develops, manufactures and markets portable blood analysis systems for use in any patient-care setting to provide clinicians with rapid blood constituent measurements. The Company's products consist of a compact
6.9 kilogram analyzer and a series of single-use plastic disks called reagent discs that contain all the chemicals required to perform a panel of up to 12 tests. The system can be operated with minimal training and performs multiple routine tests on whole blood using either venous or fingerstick samples. The system provides test results in less than 14 minutes with the precision and accuracy equivalent to a clinical laboratory. The Company currently markets this system to veterinarians under the name VetScan(R) and in the human market under the name Piccolo(TM).

         The Company's operations have been primarily funded by approximately $52,483,000 from equity securities as well as $5,366,000 in revenues generated from product sales. The Company has also received $1,000,000 in connection with granting manufacturing and distribution rights in Japan. The Company has been unprofitable since inception and expects to incur additional operating losses through fiscal 1997.

         During the quarter ended June 30, 1996, the Company expanded its international markets, introduced the Piccolo Systems, and continued to grow its customer base in the veterinary market. The Company continued to place VetScan Systems to veterinarian practices both in the U.S. and internationally. Through June 30, 1996, the Company has placed a total of approximately 445 VetScan Systems worldwide. Based on the Company's experience to date, the majority of these VetScan analyzers are in small veterinary practices that typically consume on average approximately two to three reagent discs per day.

         Through July 31, 1996, the Company has signed distribution agreements with 21 international distributors located in Austria, Germany, Greece, Italy, the Netherlands, Switzerland, United Kingdom, Norway, Mexico, Puerto Rico, Argentina, Brazil, Chile, Spain, Portugal, Japan, Hong Kong, New Zealand, Bolivia, State of Bahrain, and South Africa. All of these distributors have exclusive distribution rights for their respective countries. Most distributors have placed initial orders of a small number of analyzers to conduct demonstrations and market evaluation or to obtain necessary regulatory approval. While these distributors are in varying stages of marketing the Piccolo and VetScan products, to date, four distributors have placed more sizable orders. In April 1996, the Company announced that its Japanese distributor, Teramecs, signed an agreement with Daiichi Pure Chemical to expand Teramecs' Japanese distribution network and placed an initial purchase order for 100 analyzers and 25,000 reagent discs. During the quarter ended June 30, 1996, the Company shipped 70 analyzer systems to Japan. The Company is scheduled to ship another 50 systems to Japan in the second fiscal quarter. Aside from Japan, three other distributors located in Austria, Switzerland, and the State of Bahrain, also placed orders for 30 analyzers each, with different delivery dates over a twelve-month period.

         In May 1996, the Company issued a product announcement to a number of trade journals to introduce Piccolo products to U.S. medical professionals. In July 1996, the Company announced the worldwide Piccolo launch and formally introduced the Piccolo System at the International Congress of Clinical Chemistry in

London, United Kingdom. The Piccolo System was well received by the meeting attendees and some expressed interest in distributing the Piccolo Systems. The Company is currently evaluating the valuable marketing information and leads it collected from this international congress. Within the U.S., since the product announcement, the Company has signed on four regional distributors to supplement its national distributor, Baxter Healthcare Corp. The Company has a number of systems in evaluation with different niche market segments to establish some successful adoption models for point-of-care testing utilizing the Piccolo System. There can be no assurance that the Company will be able to sign on any additional distributors whether in the United States, or internationally, or that if it does sign additional distributors, that the distributors can successfully place Piccolo Systems into the marketplace.

         To produce and commercially ship Piccolo products, the Company must obtain a license to manufacture medical products in the State of California, where the Company conducts its principal manufacturing activities, and obtain approval from the Food and Drug Administration (the "FDA") as a medical device manufacturer. In February 1996, the Company was inspected by the FDA and the State of California Food and Drug Division for compliance with the current Good Manufacturing Practices ("GMP"). In May 1996, the Company received its license to manufacture from the State of California. In April 1996, the Company received a warning letter from the federal FDA citing four violations to the GMP, primarily in the area of software validation. The Company confirmed with the FDA that these violations do not relate to the safety or efficacy of the Piccolo products and therefore the warning letter does not preclude the Company from shipment. The Company is working diligently to correct the deficiencies cited in the warning letter. The Company will be subjected to a re-inspection
in order to receive an "in compliance" status from the FDA.   However, there
can be no assurance that the Company will successfully obtain final federal GMP approval or that the Company can successfully comply with all current or future government manufacturing requirements and regulations. Failure of the Company to successfully comply with government regulations could have a material adverse effect on the results of operations and financial condition of the Company.

         Market acceptance of the Company's Piccolo products will depend in part on future regulations affecting the conditions under which a health care practitioner may conduct medical tests using the Company's products. In addition, third party payer reimbursement policies may indirectly affect the pricing or relative attractiveness of the Company's products by regulating the maximum amount of reimbursement for blood testing services. Finally, the Company's success will depend on its ability to introduce point-of-care systems and compete with laboratories removed from the patient-care setting and with other companies that offer near-patient testing for the alternate-site market. The imposition of more stringent government regulations or failure to achieve success in these areas could have a materially adverse effect on the results of operations and financial condition of the Company.

         Sales for any future periods are not predictable with significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. The Company believes that period to period comparisons of its results of operations are not necessarily meaningful. Until sales volume of the Company's products, particularly its reagent discs, increase significantly so as to offset associated fixed costs and to realize certain manufacturing economies of scale, sales of the Company's products will result in further losses and adversely affect the Company's results of operations and financial condition.

         The Company's periodic operating results have in the past varied and in the future may vary significantly depending on, but not limited to a number of factors, including the level of competition; the size and timing of sales orders; market acceptance of the current and new products; new product announcements by the Company or its competitors; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products on a timely basis; component costs and supply constraints; manufacturing capacities and ability to scale up production; the mix of product sales between the analyzers and the reagent discs; mix in sales channels; levels of expenditure on research and development; changes in Company strategy; personnel changes; regulatory changes; and general economic trends.

         The Company continues to explore the application of its proprietary technology used to produce the dry reagents used in the reagent discs, called the Orbos Discrete Lypholization Process, to other companies' products. This process allows the production of an accurate, precise amount of active chemical ingredients in the form of a soluble bead. The Company believes that the Orbos process has broad applications in products where delivery of active ingredients
in a stable, pre-metered format is desired.   The Company has a supply
agreement with Becton Dickinson Immunocytometry Systems to provide products for flow and image cytometry using the Company's Orbos technology. The Company also has a licensing agreement with Pharmacia Biotech, Inc., granting Pharmacia exclusive use of the Company's Orbos technology in the manufacture and sale of reagents for molecular biology research. Revenues from these contracts are primarily dependent upon sales of products using the Orbos technology by these other parties, which is completely out of the control of the Company and therefore may vary significantly from quarter to quarter. As resources permit, the Company will continue to pursue other development, licensing or manufacturing agreement opportunities for its Orbos technology with other companies. There can be no assurances, however, that other applications will be identified or that additional agreements with the Company will result.

RESULTS OF OPERATIONS

         Three months ended  June 30, 1996 and  1995

         During the quarter ended June 30, 1996, the Company reported revenues of $1,211,000, ($1,104,000 from product sales and $107,000 from Orbos technology agreements), as compared to revenues of $602,000, ($540,000 from product sales and $62,000 from Orbos technology agreements). The increase in revenues in the first quarter ended June 30, 1996, compared to the quarter ended June 30, 1995 was primarily due to new system sales of both Piccolo and VetScan units in the international market, increased repeat reagent disc sales from its existing U.S. VetScan customers, and an increase in revenues from its Orbos contracts.

         Cost of product sales includes the cost of all manufacturing activities for the Company's products as well as the costs associated with the Company's manufacturing capacity, which is significantly underutilized at its current production volume. Cost of product sales during the quarter ended June 30, 1996 was $1,822,000, or 150% of net revenue, as compared to $1,127,000, or
187% of net revenue for the quarter ended June 30, 1995. The increase in cost of product sales in the quarter ended June 30, 1996 as compared to the same quarter in 1995, was primarily a function of increase in sales volume, partially offset by higher efficiency resulting from better manufacturing capacity utilization, and costs incurred in preparing the Company for GMP compliance.

         During the three-month period ended June 30, 1996, the Company incurred research and development expenses of $391,000, or 24% of its total operating expenses as compared to $276,000 or 26% of its total operating expenses in the same period in 1995. This increase in expenses is primarily due to stepped up research and development activities, including clinical trials for GGT test for both human and veterinary markets, clinical studies for waived status applications, and feasibility studies of new test methods to be initiated in development during the coming fiscal year. The Company expects research and development costs to increase in fiscal 1997 from fiscal 1996, as the Company plans to undertake development of new test methods to expand its test menus as well as other development projects.

         Selling, general and administrative expenses were $1,261,000 during the quarter ended June 30, 1996, (76% of its total operating expenses), compared with $775,000 (74% of its total operating expenses) from the same quarter last year. This increase was primarily due to costs incurred in building sales and marketing infrastructures in supporting sales and marketing activities both in the U.S. and internationally, and costs related to the
preparation of launching of the Piccolo products worldwide.   While some of the
costs related to the Piccolo launch activities are non-recurring, the Company expects marketing and sales expenditures to increase in absolute dollars in fiscal 1997 from fiscal 1996 as the Company expands marketing and distribution activities worldwide for both the VetScan and the Piccolo products.

         Net interest income totaled $92,000 for the quarter ended June 30, 1996, compared to approximately $121,000 in the comparable quarter in 1995. The decrease in interest income was primarily due to decreased cash investment levels as the Company used its cash resources in operations.

LIQUIDITY AND CAPITAL RESOURCES

         Through June 30, 1996, the Company had raised a total of approximately $52,483,000 in equity financing ($6,050,000 from a private placement in July 1995, $9,222,000 from a registered direct placement in October 1994, $25,101,000 from its initial public offering in January 1992, and $12,110,000 from the sale of stock prior to its initial public offering), and had generated $4,181,000 in interest income. Through June 30, 1996, the
Company  has  recorded   $6,366,000  in  revenues, of which $4,897,000 were
from product sales, $469,000 were from Orbos development and licensing contracts and $1,000,000 was received from Teramecs in December 1991 as payment for the marketing and distribution rights for its products in Japan. The Company has used cash in its operating activities totaling $40,372,000 from its inception through June 30, 1996. From inception through June
30, 1996, the Company has purchased a total of approximately $7,536,000 in property and equipment to support its activities.

         Net cash used in operating activities during the quarter ended June 30, 1996 was $2,382,000, compared to $1,150,000 for the same quarter in 1995.
The increase in net cash used in operating activities was primarily due to the increase in the net loss for the quarter ended June 30, 1996, increase in trade and other receivables, decrease in accounts payable, partially offset by increase in deferred income on shipment to distributors and other accrued liabilities. Net cash provided in investing activities during the quarter ended June 30, 1996 was $2,822,000, compared to $2,918,000 from the quarter ended June 30, 1995. The slight decrease in net cash provided for the quarter ended June 30, 1996 over the same quarter in 1995 was due to higher purchases of property and equipment, primarily new manufacturing automation equipment, partially offset by a higher net change of maturities over purchases of the Company's "available-for-sale" securities. Net cash provided by financing activities for the quarter ended June 30, 1996 was $68,000, compared to $18,000 for the same quarter in 1995. The increase in net cash provided by financing activities was due to a higher level of employee stock option exercises.

         As of June 30, 1996, the Company had approximately $2,099,000 in cash and cash equivalents, $3,063,000 in short-term investments, and an additional $500,000 in long-term investments, for total cash resources of $5,662,000. The Company currently has no credit facility. The Company expects to incur substantial additional costs in its future operations, including commercialization of its Piccolo products; continued development of sales and marketing infrastructures to support sales and marketing activities for the Piccolo and VetScan products; acquisition of capital equipment for the Company's manufacturing facilities, which includes the on-going development and implementation of a fully automated manufacturing line to provide capacity for commercial volumes; costs related to continuing development of its current and future products; additional pre-clinical testing and clinical trials for its current and future products; and expansion of administrative support activities. The Company is currently under contract with a vendor to build a fully automated disc assembly line to provide anticipated capacity for future demand and to improve production efficiency. Additionally, inventories and receivables related to the commercialization of the VetScan and Piccolo Systems could increase significantly in future periods, which would require significant capital resources.

         The Company anticipates that its existing capital resources and anticipated revenues from the sale of its products will not be adequate to satisfy its currently planned operating and financial requirements through fiscal 1997. Accordingly, the Company will need to raise additional funds from one or more public or private financings if it is to sustain its currently planned level of operating expenses during fiscal 1997, or in the event that the Company is unsuccessful in raising sufficient equity funding, the Company will have to significantly reduce its operating expenses, which could have a material adverse impact on the Company's ability to manufacture and market products and to develop new products, and hence the Company's results of operations and financial condition. There can be no assurance that any financing will be available, or if available, be available at terms acceptable to the Company. Furthermore, any additional equity financing may be dilutive to shareholders and any debt financing may involve restrictive covenants.

                 Part II.   OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         Brown v. Abaxis, Inc., et al.
         -----------------------------
         Santa Clara County Superior Court
         Case No. CV 752703

         Plaintiff Jack Brown ("Brown") filed his unverified complaint in this matter on or about September 27, 1995 and the complaint was served in November 1995. The complaint alleges causes of action against the Company for breach of contract, fraud, negligent misrepresentation and wrongful termination. The complaint seeks damages based on Brown's salary and punitive damages. The complaint arises out of the termination of Brown's employment with the Company in October 1994. The Company answered the complaint on or about December 20, 1995, denying all the material allegations of the complaint and raising several affirmative defenses.

         Idexx Laboratories v. Abaxis, Inc., et al.
         ------------------------------------------
         U.S. District Court (S.D. CA)
         Case No. 96-1113 K (CM)

         Plaintiff Idexx Laboratories filed a complaint on June 20, 1996 alleging federal and state unfair competition and trade libel arising from the distribution of a publication concerning Idexx testing equipment. The complaint seeks injunctive relief and unspecified
         compensatory and punitive damages.   The parties stipulated to a
         preliminary injunction. The Company answered the complaint on or about July 10, 1996, denying the material allegations and raising several affirmative defenses.

ITEM 2.  Changes in Securities.

                 None.

ITEM 3.  Defaults Upon Senior Securities.

                 None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

                 None.

ITEM 5.  Other Information.

                 None.

ITEM 6.  Exhibits and Reports on Form 8-K.

                 (a)      Exhibits

          The following documents are exhibits to this Form 10-Q:

     Exhibit Number            Description of Document
     --------------            -----------------------

         3.1          Restated Articles of Incorporation dated January 30, 1992.(5)
         3.2          By-laws of the Company.(1)
         10.1         Registration Rights Agreement dated January 8, 1992 as amended.(1)
         10.2         Stock Purchase Agreement related to the sale of Series A
                      Preferred Stock dated April 28, 1989.(1)
         10.3         Stock Purchase Agreement related to the sale of Series B Preferred
                      Stock dated July 20, 1990.(1)
         10.4         Stock Purchase Agreement related to the sale of Series C Preferred
                      Stock dated December 4, 1991.(1)
         10.5         1989 Stock Option Plan as amended and forms of agreement.(3)
         10.6         1992 Outside Directors Stock Option Plan and forms of agreement.(4)
         10.7         401(k) Plan.(1)
         10.8         Lease Agreement between the Company and South Bay/Caribbean dated
                      March 11, 1992.(3)
         10.9         Secured Loan Agreement between the Company and Silicon Valley Bank dated September 11, 1992.(4)
         10.10        Amendment to Line of Credit Agreement between the Company and Silicon
                      Valley Bank dated September 28, 1993.(7)
         10.11        Exclusive License Agreement dated July 28, 1989 between the Company and Martin Marietta Energy Systems, Inc.(1)(2)
         10.12        Extension through June 20, 1995 to the Exclusive License Agreement dated July 28, 1989 between the Company and Martin-Marietta Energy
                      Systems, Inc.(5)
         10.13        Exclusive Distribution Agreement dated September 20, 1991
                      between the Company and Teramecs.(1)(2)
         10.14        Sponsored Research Agreement dated as of September 20, 1991 between the Company and Teramecs.(1)(2)
         10.15        Development Agreement between the Company and Becton Dickinson and company (through its Becton Dickinson Immunocytometry Systems Division)
                      dated April 9, 1993.(5)(6)
         10.16        Distribution Agreement between the Company and VedCo., Inc. dated June
                      20, 1994.(2)(8)
         10.17        Supply Agreement between the Company and Becton Dickinson and Company
                      (through its Becton Dickinson Immunocytometry Systems Division) dated
                      September 16, 1994.(6)(9)
         10.18        Licensing agreement between the Company and Pharmacia Biotech, Inc.
                      dated October 1, 1994.(6)(9)
         10.19        Employment Agreement with Mr. Gary H. Stroy dated May 11, 1995.(10)

- ------------
         (1)     Incorporated by reference from Registration Statement
                 No. 33-44326 filed December 11, 1991.
         (2) Confidential treatment of certain portions of these agreements has been granted.
         (3)     Incorporated by reference from the Company's Annual Report on
                 Form 10-K for the fiscal year ended March 31, 1992.
         (4)     Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.

         (5) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.
         (6) Confidential treatment of certain portions of these agreements has been granted.
         (7)     Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the fiscal year ended March 31, 1993.
         (8)     Incorporated by reference from the Company's Annual Report on
                 Form 10-K for the fiscal year ended March 31, 1994.
         (9)     Incorporated by reference from the Company's Quarterly Report on Form 10Q for the quarter ended September 30, 1994.
        (10)     Incorporated by reference from the Company's Annual Report on
                 Form 10-K for the fiscal year ended March 31, 1995.

                                   SIGNATURE

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ABAXIS, INC.

August 13, 1996                   by: /s/ Clinton H. Severson
- ---------------                       ------------------------
Date                                  Clinton H. Severson
                                      President and Chief Executive Officer
                                      (Principal Executive Officer)


August 13, 1996                   by: /s/ Ting W. Lu
- ---------------                       -----------------------
Date                                  Ting W. Lu
                                      Vice President of Finance &
                                      Administration and Chief
                                      Financial Officer (Principal
                                      Financial and Accounting Officer)