Form 10-Q/A
period 1996-06-30
ABAXIS INC
filed 1996-08-21
CIK 881890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------


                                   FORM 10-Q/A


                               Amendment No. 1 to:

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

         For the transition period from: ____________ to: ____________.

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

                            TELEPHONE: (408) 734-0200
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes   X   No
                                   -----    -----

At August 5, 1996, 9,878,553 shares of common stock, no par value, of the registrant were outstanding.

This report on Form 10-Q/A, including all exhibits, contains 7 pages. The exhibit index commences on page 4.

                                   FORM 10-Q/A
                                 Amendment No. 1


      The undersigned registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the quarter ended June 30, 1996:

1. Part II, Item 6(a) is hereby amended to read in its entirety as follows:

         (a) Exhibits

         The following documents are exhibits to this Form 10-Q

Exhibit
Number                          Description of Document
- ------                          -----------------------

3.1      Restated Articles of Incorporation dated January 30, 1992. (5)

3.2      By-laws of the Company. (1)

10.1     Registration Rights Agreement dated January 8, 1992 as amended. (1)

10.2 Stock Purchase Agreement related to the sale of Series A Preferred Stock dated April 28, 1989. (1)

10.3 Stock Purchase Agreement related to the sale of Series B Preferred Stock dated July 20, 1990. (1)

10.4 Stock Purchase Agreement related to the sale of Series C Preferred Stock dated December 4, 1991. (1)

10.5     1989 Stock Option Plan as amended and forms of agreement. (3)

10.6     1992 Outside Directors Stock Option Plan and forms of agreement. (4)

10.7     401(k) Plan. (1)

10.8 Lease Agreement between Company and South Bay/Caribbean dated March 11, 1992. (3)

10.9 Secured Loan Agreement between the Company and Silicon Valley Bank dated September 11, 1992. (4)

10.10 Amendment to Line of Credit Agreement between the Company and Silicon Valley Bank dated September 28, 1993. (7)

10.11 Exclusive License Agreement dated July 28, 1989 between the Company and Martin Marietta Energy Systems, Inc. (1) (2)

10.12 Extension through June 29, 1995 to the Exclusive License Agreement dated July 28, 1989 between the Company and Martin Marietta Energy Systems, Inc. (5)

10.13 Exclusive Distribution Agreement dated September 20, 1991 between the Company and Teramecs. (1) (2)

10.14 Sponsored Research Agreement dated as of September 20, 1991 between the Company and Teramecs. (1) (2)

10.15 Development Agreement between the Company and Becton Dickinson and Company (through its Becton Dickinson Immunocytometry Systems Division) dated April 9, 1993. (5) (6)

10.16 Distribution Agreement between the Company and VedCo., Inc. dated June 20, 1994. (2) (8)


10.17 Supply Agreement between the Company and Becton Dickinson and Company (through its Becton Dickinson Immunocytometry Systems Division) dated September 16, 1994. (6) (9)

10.18 License Agreement between the Company and Pharmacia Biotech, Inc. dated October 1, 1994 (6) (9)

10.19    Employment Agreement with Mr. Gary H. Stroy dated May 11, 1995. (10)

27.1     Financial Data Schedule


- ----------------------

         (1) Incorporated by reference from Registration Statement No. 33-44326 filed December 11, 1991.

         (2) Confidential treatment of certain portions of the agreements has been granted.

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

         (9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

         (10) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.


2.       Exhibit 27.1 (Financial Data Schedule) is hereby filed with this
         Report.



                                   SIGNATURES



         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                ABAXIS, INC.


Date:  August 22, 1995          By: /s/  Ting W. Lu
                                    -------------------
                                    Ting W. Lu
                                    Vice President of Finance and
                                    Administration and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                         Description of Document
- ------                         -----------------------


3.1      Restated Articles of Incorporation dated January 30, 1992. (5)

3.2      By-laws of the Company. (1)

10.1     Registration Rights Agreement dated January 8, 1992 as amended. (1)

10.2 Stock Purchase Agreement related to the sale of Series A Preferred Stock dated April 28, 1989. (1)

10.3 Stock Purchase Agreement related to the sale of Series B Preferred Stock dated July 20, 1990. (1)

10.4 Stock Purchase Agreement related to the sale of Series C Preferred Stock dated December 4, 1991. (1)

10.5     1989 Stock Option Plan as amended and forms of agreement. (3)

10.6     1992 Outside Directors Stock Option Plan and forms of agreement. (4)

10.7     401(k) Plan. (1)

10.8 Lease Agreement between Company and South Bay/Caribbean dated March 11, 1992. (3)

10.9 Secured Loan Agreement between the Company and Silicon Valley Bank dated September 11, 1992. (4)

10.10 Amendment to Line of Credit Agreement between the Company and Silicon Valley Bank dated September 28, 1993. (7)

10.11 Exclusive License Agreement dated July 28, 1989 between the Company and Martin Marietta Energy Systems, Inc. (1) (2)

10.12 Extension through June 29, 1995 to the Exclusive License Agreement dated July 28, 1989 between the Company and Martin Marietta Energy Systems, Inc. (5)

10.13 Exclusive Distribution Agreement dated September 20, 1991 between the Company and Teramecs. (1) (2)

10.14 Sponsored Research Agreement dated as of September 20, 1991 between the Company and Teramecs. (1) (2)

10.15 Development Agreement between the Company and Becton Dickinson and Company (through its Becton Dickinson Immunocytometry Systems Division) dated April 9, 1993. (5) (6)


10.16 Distribution Agreement between the Company and VedCo., Inc. dated June 20, 1994. (2) (8)


10.17 Supply Agreement between the Company and Becton Dickinson and Company (through its Becton Dickinson Immunocytometry Systems Division) dated September 16, 1994. (6) (9)

10.18 License Agreement between the Company and Pharmacia Biotech, Inc. dated October 1, 1994 (6) (9)

10.19    Employment Agreement with Mr. Gary H. Stroy dated May 11, 1995. (10)

27.1     Financial Data Schedule


- --------------------

         (1) Incorporated by reference from Registration Statement No. 33-44326 filed December 11, 1991.

         (2) Confidential treatment of certain portions of the agreements has been granted.

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

         (9) Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

         (10) Incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.