Form 10-Q
period 1996-09-30
ABAXIS INC
filed 1996-11-13
CIK 881890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                  (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

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

Indicate by check mark whether the registrant:

(1) has filed all reports required to be filed by Section 13 or 15(d) Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such
       reports),     Yes  X      No
                         ---        ---
                                       and

(2)    has been subject to such filing requirements for the 90 days.
       Yes  X    No
           ---      ---

At November 4, 1996, 9,878,553 shares of common stock, no par value, were outstanding.

This report on Form 10-Q, including all exhibits, contains 13 pages.

                                TABLE OF CONTENTS


ITEM                                                                            PAGE
Facing Sheet                                                                    1

Table of Contents                                                               2

Part I.   Financial Information

          Item 1.  Financial Statements:

                   Condensed Statements of Operations - Three Months
                   and Six Months Ended September 30, 1996 and 1995             3

                   Condensed Balance Sheets - September 30, 1996 and
                   March 31, 1996                                               4

                   Condensed Statements of Cash Flows - Six Months Ended
                   September  30, 1996 and 1995                                 5

                   Notes to Condensed Financial Statements                      6

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                          7


Part II.   Other Information

          Item 1.  Legal Proceedings                                            11

          Item 6.  Exhibits and Reports on Form 8-K                             11

Signatures                                                                      12

PART 1-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                  ABAXIS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                                  1996               1995               1996               1995
                                              --------------------------------------------------------------------
Revenues:
   Product sales                              $ 1,776,000        $   434,000        $ 2,949,000        $   974,000
   Development and licensing revenue               37,000              3,000             75,000             65,000
                                              --------------------------------------------------------------------
Total revenues                                  1,813,000            437,000          3,024,000          1,039,000
                                              --------------------------------------------------------------------
Costs and operating expenses:
   Cost of product sales                        1,789,000          1,053,000          3,611,000          2,180,000
   Research and development                       318,000            287,000            709,000            563,000
   Selling, general, and administrative         1,329,000            783,000          2,590,000          1,558,000
                                              --------------------------------------------------------------------
Total costs and operating expenses              3,436,000          2,123,000          6,910,000          4,301,000
                                              --------------------------------------------------------------------

Loss from operations                           (1,623,000)        (1,686,000)        (3,886,000)        (3,262,000)
Interest income, net                               61,000            161,000            153,000            282,000
                                              --------------------------------------------------------------------
Net loss                                      $(1,562,000)       $(1,525,000)       $(3,733,000)       $(2,980,000)
                                              ====================================================================

Net loss per share                            $     (0.16)       $     (0.16)       $     (0.38)       $     (0.33)
                                              --------------------------------------------------------------------
Shares used in calculating
   net loss per share                           9,868,596          9,465,615          9,873,554          9,106,233
                                              ====================================================================



See notes to condensed financial statements.

                                  ABAXIS, INC.
                            CONDENSED BALANCE SHEETS

                                                                   SEPTEMBER 30, 1996    MARCH 31, 1996
                                                                   ------------------------------------
                                                                       (unaudited)           (Note)
                               ASSETS
  Current assets:
  Cash and cash equivalents                                           $  5,272,000        $  1,591,000
  Short-term investments                                                 3,946,000           6,187,000
  Trade and other receivables                                            1,183,000             690,000
  Interest receivable                                                        8,000              41,000
  Inventories                                                            1,533,000           1,456,000
  Prepaid expenses                                                          70,000              92,000
                                                                      --------------------------------
                  Total current assets                                  12,012,000          10,057,000

Property and equipment - net                                             2,332,000           2,427,000
Long-term investments                                                           --             500,000
Deposits and other assets                                                   62,000              62,000
                                                                      --------------------------------
   Total assets                                                       $ 14,406,000        $ 13,046,000
                                                                      ================================
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                    $    992,000        $  1,017,000
  Accrued payroll and related expenses                                     520,000             417,000
  Other accrued liabilities                                                391,000             225,000
  Warranty reserve                                                         330,000             249,000
  Deferred rent                                                             20,000              94,000
  Deferred revenue                                                         142,000             143,000
                                                                      --------------------------------
                Total current liabilities                                2,395,000           2,145,000
                                                                      --------------------------------
Customer deposits                                                          170,000             175,000
                                                                      --------------------------------
Shareholders' equity:
  Convertible preferred stock, no par value:  authorized
       shares - 5,000,000;  500,000 issued and outstanding               4,780,000                  --
       on September 30, 1996 and none issued and outstanding on
       March 31, 1996
  Common stock, no par value: authorized shares --
       20,000,000;  9,878,553 issued and outstanding on
       September 30, 1996 and 9,857,628 on March 31, 1996               53,624,000          53,556,000
  Accumulated deficit                                                  (46,563,000)        (42,830,000)
                                                                      --------------------------------
Total shareholders' equity                                              11,841,000          10,726,000
                                                                      --------------------------------
Total liabilities and shareholders' equity                            $ 14,406,000        $ 13,046,000
                                                                      ================================



The accompanying notes are an integral part of these condensed financial statements.

Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                   ABAXIS, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            SIX MONTHS ENDED SEPTEMBER 30,
                                                                1996               1995
                                                            ------------------------------
OPERATING ACTIVITIES:
Net loss                                                    $(3,733,000)       $(2,980,000)
Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                               474,000            478,000
    Amortization of deferred compensation                            --             40,000
    Changes in assets and liabilities:
       Trade and other receivables                             (493,000)          (128,000)
       Interest receivable                                       33,000                 --
       Inventories                                              (77,000)           (91,000)
       Prepaid expenses                                          22,000            (13,000)
       Accounts payable                                         (25,000)            69,000
       Accrued payroll and related expenses                     103,000             48,000
       Other accrued liabilities                                173,000            (67,000)
       Deferred revenue                                          (1,000)            10,000
       Customer deposits                                         (5,000)            (5,000)
                                                            ------------------------------
Net cash used in operating activities                        (3,529,000)        (2,639,000)
                                                            ------------------------------
INVESTING ACTIVITIES:
Purchase of available-for-sale securities                    (5,409,000)        (1,963,000)
Maturities of available-for-sale securities                   7,650,000            687,000
Sales of available-for-sale securities                          500,000                 --
Purchase of property and equipment                             (379,000)          (127,000)
                                                            ------------------------------
Net cash provided (used) by investing activities              2,362,000         (1,403,000)
                                                            ------------------------------
FINANCING ACTIVITIES :
Proceeds from issuance of Common  Stock                          68,000          6,183,000
Proceeds from issuance of Series A Preferred Stock            4,780,000                 --
                                                            ------------------------------
Net cash provided by financing activities                     4,848,000          6,183,000
                                                            ------------------------------

Increase in cash and cash equivalents                         3,681,000          2,141,000
Cash and cash equivalents at beginning of period              1,591,000          3,460,000
                                                            ------------------------------
Cash and cash equivalents at end of period                  $ 5,272,000        $ 5,601,000
                                                            ==============================




See notes to condensed financial statements.

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed financial statements for the periods ended September 30, 1996 and 1995 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the management of Abaxis, Inc. believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended March 31, 1996, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

Through March 31, 1996, the Company was in the development stage and its financial statements were presented in accordance with Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises". During the quarter ended June 30, 1996, the Company completed the launch of its Piccolo Systems. Based on the commercial launch of this product combined with sales of previously offered products, management believes that it no longer meets the definition of a development stage enterprise.

2. PER SHARE INFORMATION

Per share information for the periods ended September 30, 1996 and 1995 is based solely on weighted average shares of common stock outstanding during the period. Common equivalent shares have not been considered in the computation since their inclusion would have an antidilutive effect.

3. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

                               SEPTEMBER 30, 1996       MARCH 31, 1996
           Raw materials               $  851,000          $   829,000
           Work-in-process                282,000              467,000
           Finished goods                 400,000              160,000
                                       -------------------------------
                                       $1,533,000           $1,456,000
                                       ===============================

4.  PRIVATE EQUITY FINANCING

In September 1996, the Company completed a private equity financing in which it issued 500,000 shares of its convertible Series A Preferred Stock for an aggregate net purchase price of $4,780,000 to certain off-shore investors. The Preferred Stock may be converted at any time after November 3, 1996 into common stock at a conversion rate equal to 71% to 80% of the then current market price of the Company's Common Stock. The discount increases over a period of nine months. Holders of preferred stock are entitled to receive cumulative dividends of $0.15 per share in stock or cash, at the discretion of the Board of Directors, on each of the 90th, 180th and 270th day after the issuance date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to, those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", expects", "future", "intends", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

During the quarter ended September 30, 1996, the Company continued to increase its customer base in the veterinary market in the United States, and its Piccolo Systems internationally. The Company established an alliance with the Veterinary Centers of America, the largest animal hospital chain in the country, resulting in shipment of 43 VetScan Systems during the quarter ended September 30, 1996. The Company continued to place VetScan systems with veterinarian practices both in the United States and internationally. Since inception through September 30, 1996, the Company has placed a total of approximately 466 VetScan Systems with veterinarians in the United States and with another 103 through its international distributors. With the exception of the veterinary hospitals in the Veterinary Centers of America, the majority of these VetScan analyzers are in small veterinary practices that typically consume on average approximately two to three reagent discs per day. Additionally, since inception through September 30, 1996, the Company has shipped 103 Piccolo Systems, mostly to its international distributors.

In August 1996, the Company announced that its Piccolo Systems received regulatory approval from the Japanese Ministry of Health and Welfare, permitting sales and distribution to human clinical markets throughout Japan. The Piccolo Systems are sold under the name "Lunaspin" in Japan. The Company has shipped approximately 80 Piccolo Systems to its Japanese distributor. In addition, the Company shipped 40 VetScan Systems to its Japanese distributor to place in the animal health market in Japan, under the name "ABAXIS-EA". As of September 30, 1996, Japan was the biggest market for the Company's blood analysis products outside the United States.

In July 1996, the Company formally introduced the Piccolo System at the International Congress of Clinical Chemistry in London, United Kingdom. The Company believes the Piccolo System was well received by the meeting attendees and some attendees expressed interest in distributing the Piccolo Systems or the VetScan Systems. The Company has conducted detailed interviews and evaluations of some of these potential distributors. The Company will continue to identify additional international markets for its blood analysis systems in both human and animal health markets. As a result of the Company identifying additional international markets, the Company revised its agreement with its German distributors to include better defined performance criteria after preparing a more specifically targeted marketing plan. The Company will continue to evaluate its existing distributors as well as new distributors. There can be no assurance that the Company will continue all of its current distribution arrangements, or be able to sign on any additional distributors, or that if it does sign additional distributors, that the distributors can successfully place Piccolo or VetScan Systems into the marketplace.

To produce and commercially ship Piccolo products, the Company must obtain a license to manufacture medical products in the State of California, where the Company conducts its principal manufacturing activities, and obtain approval from the Food and Drug Administration (the "FDA") as a medical device manufacturer. In September 1996, the Company announced that the FDA had granted the Company's manufacturing facility "in compliance" status, according to the regulations for "Good Manufacturing Practices" for medical devices. The Company previously announced in May 1996 that it had received its license to manufacture from the State of California. Receipt of these licenses also allowed the Company to obtain a Certificate for Products for Export from the FDA. The Company will now be scheduled for inspection on a routine basis, typically once every 24 months. However, there can be no assurance that the Company can successfully comply with all current or future government manufacturing requirements and regulations. Failure of the Company to successfully comply with government regulations could have a material adverse effect on the results of operations and financial condition of the Company.

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

The Company continues to explore the application of its proprietary technology used to produce the dry reagents used in the reagent discs, called the Orbos Discrete Lypholization Process, to other companies' products. This process allows the production of an accurate, precise amount of active chemical ingredients in the form of a soluble bead. The Company believes that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. The Company has a supply agreement with Becton Dickinson Immunocytometry Systems to provide products for flow and image cytometry using the Company's Orbos technology. The Company also has a licensing agreement with Pharmacia Biotech, Inc., granting Pharmacia exclusive use of the Company's Orbos technology in the manufacture and sale of reagents for molecular biology research. Revenues from these contracts are primarily dependent upon sales of products using the Orbos technology by these other parties, which is completely out of the control of the Company and therefore, may vary significantly from quarter to quarter. As resources permit, the Company will continue to pursue other development, licensing or manufacturing agreement opportunities for its Orbos technology with other companies. There can be no assurances, however, that other applications will be identified or that additional agreements with the Company will result.

RESULTS OF OPERATIONS

During the three-month period ended September 30, 1996, the Company reported total revenues of $1,813,000, ($1,513,000 from product sales, $263,000 from product sales of Orbos beads and $37,000 from Orbos technology agreements), as compared to $437,000, ($434,000 from product sales and $3,000 from Orbos technology agreements) for the same period in

1995. For the six months ended September 30, 1996, revenues were $3,024,000 ($2,617,000 from product sales, $332,000 from product sales of Orbos beads and $75,000 from Orbos technology agreements), compared to $1,039,000 ($994,000 from product sales and $45,000 from Orbos technology agreements), for the same six-month period in 1995. The increase in revenues in the second quarter ended September 30, 1996, compared to the quarter ended September 30, 1995 was due to new system sales of VetScan units in the United States, new system sales of both Piccolo and VetScan units in the international market, increased new and repeat reagent disc sales in the domestic and international market, and an increase in revenues from its Orbos contracts.

Cost of product sales includes the cost of all manufacturing activities for the Company's products as well as the costs associated with the Company's manufacturing capacity, which is underutilized at its current production volume. Cost of product sales during the quarter ended September 30, 1996 was $1,789,000, or 99% of total revenues, as compared to $1,053,000, or 241% of total revenues for the quarter ended September 30, 1995. For the six-month period ended September 30, 1996, cost of sales was $3,611,000 as compared to $2,180,000 for the same period in 1995. The increase in cost of product sales in the quarter and six month period ended September 30, 1996 as compared to the same quarter and six month period in 1995, was primarily a function of the increase in sales volume, partially offset by higher efficiency resulting from better manufacturing capacity utilization.

Research and development expenses were $318,000 during the second quarter of fiscal 1997, as compared to $287,000 in the same period in fiscal 1996. For the first six months of fiscal 1997 research and development expenses were $709,000 as compared to $563,000 in the first six months of fiscal 1996. The increase in expenses during the quarter and six month period ended September 30, 1996, as compared to the quarter and six month period ended September 30, 1995, is primarily due to increased research and development activities, including clinical trials for both human and veterinary markets, clinical studies for waived status applications, and feasibility studies of new test methods to be initiated in development during this fiscal year. The Company expects research and development costs to increase in fiscal 1997 from fiscal 1996 as the Company plans to undertake development of new test methods to expand its test menus as well as other development projects. There can be no assurance, however, that such research and development projects will be undertaken.

Selling, general and administrative expenses totaled approximately $1,329,000 and $2,590,000 for the three and six month periods ended September 30, 1996, respectively, compared to $783,000 and $1,558,000 for the same periods in 1995. The increase in the quarter ending September, 30, 1996 compared to 1995 was primarily due to costs incurred in building sales and marketing infrastructures to support increased sales and marketing activities both in the United States and internationally. Increases in the six month period ending September 30, 1996 compared to the six month period ending September 30, 1995, related primarily to the preparation of launching the Piccolo products worldwide and increases in sales and marketing staffing. While some of the costs related to the Piccolo launch activities are non-recurring, the Company expects marketing and sales expenditures to increase in absolute dollars in future periods as the Company expands marketing and distribution activities worldwide for both the VetScan and Piccolo products.

Net interest income totaled $61,000 for the quarter ended September 30, 1996, compared to approximately $161,000 in the comparable quarter in 1995. Net interest income totaled $153,000 for the first six months of fiscal 1997 and $282,000 for the same period in fiscal 1996. The decrease in interest income was primarily due to decreased short-term investment levels during fiscal 1997 as compared to fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

Through September 30, 1996, the Company had raised a total of approximately $57,263,000 in equity financing ($4,780,000 from a private placement in September 1996, $6,050,000 from a private placement in July 1995, $9,222,000 from a registered direct placement in October 1994, $25,101,000 from its initial public offering in January 1992, and $12,110,000 from the sale of stock prior to its initial public offering), and had generated $4,231,000 in net interest income. Through September 30, 1996, the Company has recorded $8,179,000 in revenues, of which $6,410,000 were from product sales, $769,000 were from Orbos technology contracts and $1,000,000 was received from Teramecs in December 1991 as payment for the marketing and distribution rights for its products in Japan. The Company has used cash in its operating activities totaling $41,519,000 from its inception through September 30, 1996. From inception through

September 30, 1996, the Company has purchased a total of approximately $7,613,000 in property and equipment to support its activities.

Net cash used in operating activities during the six months ended September 30, 1996 was $3,529,000, compared to $2,639,000 for the same period ended September 30, 1995. The increase in net cash used in operating activities was primarily due to the increase in net loss for the six months ended September 30, 1996. Net cash provided by investing activities during the six months ended September 30, 1996 was $2,362,000, compared to $1,403,000 of net cash used in investing activities during the six months ended September 30, 1995. The change from net cash used in the six months ended September 30, 1995 to net cash provided in the six months ended September 30, 1996 was primarily the result of an increase in maturities and sales of short-term investments, offset by purchases of the short-term investments. Net cash provided by financing activities for the six month period ended September 30, 1996 was $4,848,000, compared to $6,183,000 for the same period in 1995. Net cash provided by financing activities for the six month period ended 1996 and 1995 was primarily the result of offshore private placements of Preferred Stock and Common Stock respectively.

As of September 30, 1996, the Company had approximately $5,272,000 in cash and cash equivalents and $3,946,000 in short-term investments, for total cash and investment resources of $9,218,000. In September 1996, the Company announced that it completed a private equity financing, raising a total of $4,780,000 from off-shore investors. The Company currently has no credit facilities. The Company expects to incur substantial additional costs to support its future operations, including commercialization of its Piccolo products; development of a sales and marketing organization to support sales and marketing activities for the Piccolo and VetScan products; acquisition of capital equipment for the Company's manufacturing facilities, which includes the ongoing development and implementation of a fully automated manufacturing line to provide capacity for commercial volumes; costs related to continuing development of its current and future products; additional pre-clinical testing and clinical trials for its current and future products; and expansion of administrative support activities. The Company is currently contracting with a vendor to build a fully automated disc assembly line to provide anticipated capacity for future demand and to improve production efficiency. The Company currently believes the cost of this new production line will be approximately $1,500,000 of which approximately $500,000 was paid through September 30, 1996. Additional manufacturing equipment will also need to be added to provide sufficient production capabilities. Additionally, inventories and receivables related to the commercialization of the VetScan and Piccolo systems could increase significantly in future periods, which would require significant capital resources.

The Company anticipates that its existing capital resources and anticipated revenue from the sale of VetScan and Piccolo products will be adequate to satisfy its financial requirement through at least the remainder of fiscal 1997. The Company's future capital requirements will largely depend upon the increased market acceptance of its VetScan and Piccolo products. To the extent that existing resources and anticipated revenue from the sale of the Piccolo and VetScan systems are insufficient to fund the Company's activities, additional funds will be required to be raised from the issuance of public or private securities. There can be no assurance that any financing will be available, or if available, be available at terms acceptable to the Company.


PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Brown v. Abaxis, Inc., et al.
         Santa Clara County Superior Court
         Case No. CV 752703

Plaintiff Jack Brown ("Brown") filed his unverified complaint in this matter on or about September 27, 1995 and the complaint was served in November 1995. The complaint alleges causes of action against the Company for breach of contract, fraud, negligent misrepresentation and wrongful termination. The complaint seeks damages based on Brown's salary and punitive damages. The complaint arises out of the termination of Brown's employment with the Company in October 1994. The Company answered the complaint on or about December 20, 1995, denying all the material allegations of the complaint and raising several affirmative defenses. On or about August 8, 1996 the Company filed a motion for summary judgment or, alternatively, summary adjudication of each cause of action in the complaint. On or about September 24, 1996 the Court denied the Company's motion for summary judgment but granted the Company's motion with respect to each of the causes of action that alleged punitive damages or lost wages. The remaining allegations of the complaint seek recovery of a "severance" payment that was allegedly promised to Brown, which severance Brown alleges to be no more than one year's salary (approximately $90,000). There are no allegations of punitive damages remaining in the complaint and there is no claim for any lost income over one year's salary. Based on the allegations remaining in the complaint, the matter no longer constitutes a material loss contingency to the Company and therefore this matter will not be reported in the future.


         Idexx Laboratories v. Abaxis, Inc., et al.
         United States District Court (S.D. CA)
         Case No. 96-1113 K (CM)

Plaintiff Idexx Laboratories filed a complaint on June 20, 1996 alleging federal and state unfair competition and trade libel arising from the distribution of a publication concerning Idexx testing equipment. The complaint seeks injunctive relief and unspecified compensatory and punitive damages. The parties stipulated to a preliminary injunction. The Company answered the complaint on or about July 10, 1996, denying the material allegations and raising several affirmative defenses. Discovery is ongoing and Abaxis is vigorously defending the complaint.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

     Exhibit Number             Description               Sequential Page Number
     Exhibit 27             Financial Data Schedule               13

(b)  Reports on Form 8-K

     None

                                    SIGNATURE

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             ABAXIS, INC.

November 12, 1996            by: /s/Clinton H. Severson
Date                             -------------------------------------------
                                 Clinton H. Severson
                                 President and Chief Executive Officer
                                 (Principal Executive Officer)

November 12, 1996            by: /s/ Ting W. Lu
Date                             --------------------------------------------
                                 Ting W. Lu
                                 Vice President of Finance & Administration
                                 and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

Exhibit                           Description

  27                         Financial Data Schedule