Form 10-Q
period 1996-12-31
ABAXIS INC
filed 1997-02-14
CIK 881890

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                 (Mark One)
          [ X ]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1996

                                       OR
         [    ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-19720


                                  ABAXIS, INC.
             (Exact name of registrant as specified in its charter)


           California                             77-0213001
-------------------------------               ------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization )              Identification No.)


                            1320 Chesapeake Terrace
                          Sunnyvale, California 94089
                    (Address of principal executive offices)
                           Telephone: (408) 734-0200


    Indicate by check mark whether the registrant:

         (1) has filed all reports required to be filed by Section 13 or 15(d) Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports),
                                                 Yes   X    No
                                                    -------   ------

                                      and

         (2)     has been subject to such filing requirements for the 90 days.

                                                 Yes   X    No
                                                    -------   ------


         At February 10, 1997, 11,886,153 shares of common stock, no par value, were outstanding.

         This report on Form 10-Q, including all exhibits, contains 26 pages.

                               TABLE OF CONTENTS




ITEM                                                                    PAGE

Facing Sheet                                                             1

Table of Contents                                                        2

Part I.   Financial Information
          ---------------------

     Item 1.  Financial Statements:

              Condensed Statements of Operations - Three Months
              and Nine Months Ended December 31, 1996 and 1995           3

              Condensed Balance Sheets - December 31, 1996 and
              March 31, 1996                                             4

              Condensed Statements of Cash Flows - Nine Months Ended
              December 31, 1996 and 1995                                 5

              Notes to Condensed Financial Statements                    6

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        7


PART II.      Other Information
              -----------------

     Item 1.  Legal Proceedings                                         12

     Item 2.  Changes in Securities                                     12

     Item 4.  Submission of Matters to a Vote of Security Holders       12

     Item 6.  Exhibits and Reports on Form 8-K                          13

     Signatures                                                         14

PART 1-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                  ABAXIS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




                                                THREE MONTHS ENDED               NINE MONTHS ENDED
                                                    DECEMBER 31,                   DECEMBER 31,
                                          ----------------------------    ----------------------------
                                              1996            1995            1996            1995
                                          ------------    ------------    ------------    ------------
Revenues:
   Product sales                          $  1,842,000    $    716,000    $  4,459,000    $  1,690,000
   Development and licensing revenue            49,000         176,000         456,000         241,000
                                          ------------    ------------    ------------    ------------
Total revenues                               1,891,000         892,000       4,915,000       1,931,000
                                          ------------    ------------    ------------    ------------

Costs and operating expenses:
   Cost of product sales                     1,860,000       1,334,000       5,471,000       3,514,000
   Research and development                    327,000         402,000       1,036,000         965,000
   Selling, general, and administrative      1,088,000         859,000       3,682,000       2,417,000
                                          ------------    ------------    ------------    ------------
Total costs and operating expenses           3,275,000       2,595,000      10,189,000       6,896,000
                                          ------------    ------------    ------------    ------------

Loss from operations                        (1,384,000)     (1,703,000)     (5,274,000)     (4,965,000)
Interest income, net                           112,000         147,000         254,000         429,000
Other income (expense)                          12,000              --          26,000              --
                                          ------------    ------------    ------------    ------------
Net loss                                  $ (1,260,000)   $ (1,556,000)   $ (4,994,000)   $ (4,536,000)
                                          ============    ============    ============    ============

Net loss per share                        $      (0.12)   $      (0.16)   $      (0.50)    $      (0.49)
                                          ------------    ------------    ------------    ------------
Shares used in calculating
   net loss per share                       10,410,177       9,803,417      10,051,830       9,339,473
                                          ============    ============    ============    ============









See notes to condensed financial statements.

                                  ABAXIS, INC.
                            CONDENSED BALANCE SHEETS

                                                                        DECEMBER 31, 1996  MARCH 31, 1996
                                                                        ---------------------------------
                                                                           (unaudited)          (Note)
                                  ASSETS
Current assets:
  Cash and cash equivalents                                                $  2,343,000    $  1,591,000
  Short-term investments                                                      4,934,000       6,187,000
  Trade and other receivables                                                   915,000         731,000
  Inventories                                                                 2,498,000       1,456,000
  Prepaid expenses                                                              136,000          92,000
                                                                           ------------    ------------
                  Total current assets                                       10,826,000      10,057,000

Property and equipment - net                                                  2,534,000       2,427,000
Long-term investments                                                                --         500,000
Deposits and other assets                                                        60,000          62,000
                                                                           ------------    ------------
     Total assets                                                          $ 13,420,000    $ 13,046,000
                                                                           ============    ============
               LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                         $  1,097,000    $  1,017,000
  Accrued payroll and related expenses                                          550,000         417,000
  Other accrued liabilities                                                     378,000         225,000
  Warranty reserve                                                              463,000         249,000
  Deferred rent                                                                  41,000          94,000
  Deferred revenue                                                              168,000         143,000
                                                                           ------------    ------------
                Total current liabilities                                     2,697,000       2,145,000
                                                                           ------------    ------------

Customer deposits                                                               170,000         175,000
                                                                           ------------    ------------

Shareholders' equity:

  Common stock, no par value: authorized shares -
       35,000,000;  11,854,153 issued and outstanding on
       December 31, 1996 and 9,857,628 issued and                            58,405,000      53,556,000
       outstanding on March 31, 1996
  Accumulated deficit                                                       (47,852,000)    (42,830,000)
                                                                           ------------    ------------
Total shareholders' equity                                                   10,553,000      10,726,000
                                                                           ------------    ------------
Total liabilities and shareholders' equity                                 $ 13,420,000    $ 13,046,000
                                                                           ============    ============



See notes to condensed financial statements.

Note: The balance sheet at March 31, 1996 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                  ABAXIS, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                       NINE MONTHS ENDED DECEMBER 31,
                                                            1996            1995
                                                       ------------------------------
OPERATING ACTIVITIES:
Net loss                                                $ (4,994,000)  $ (4,536,000)
Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                            701,000        720,000
    Amortization of deferred compensation                         --         47,000
    Changes in assets and liabilities:
       Trade and other receivables                          (184,000)      (354,000)
       Inventories                                        (1,042,000)        (4,000)
       Prepaid expenses                                      (44,000)       (45,000)
       Deposits and other assets                               2,000             --
       Accounts payable                                       80,000        267,000
       Accrued payroll and related expenses                  133,000         28,000
       Other accrued liabilities                             153,000        (55,000)
       Warranty Reserve                                      214,000         47,000
       Deferred Rent                                         (53,000)       (72,000)
       Deferred Revenue                                       25,000          4,000
       Customer deposits                                      (5,000)       (15,000)
                                                        ------------   ------------
Net cash used in operating activities                     (5,014,000)    (3,968,000)
                                                        ------------   ------------

INVESTING ACTIVITIES:
Purchase of available-for-sale securities                 (6,447,000)    (1,963,000)
Maturities of available-for-sale securities                7,700,000      1,798,000
Sales of available-for-sale securities                       500,000             --
Purchase of property and equipment                          (808,000)      (273,000)
                                                        ------------   ------------
Net cash provided (used) by investing activities             945,000       (438,000)
                                                        ------------   ------------
FINANCING ACTIVITIES :
Proceeds from issuance of Common  Stock                       67,000      6,337,000
Proceeds from issuance of Series A Preferred Stock         4,780,000             --
Preferred stock dividend                                     (26,000)            --
                                                        ------------   ------------
Net cash provided by financing activities                  4,821,000      6,337,000
                                                        ------------   ------------

Increase in cash and cash equivalents                        752,000      1,931,000
Cash and cash equivalents at beginning of period           1,591,000      3,460,000
                                                        ------------   ------------
Cash and cash equivalents at end of period               $ 2,343,000    $ 5,391,000
                                                        ============   ============

 NON CASH FINANCING ACTIVITY:
Conversion of Series A Preferred Stock to Common Stock   $ 4,780,000    $        --
                                                        ============   ============




See notes to condensed financial statements.

                                  ABAXIS, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed financial statements for the three and nine-months ended December 31, 1996 and 1995 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the management of Abaxis, Inc. believes to be necessary for the fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended March 31, 1996, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

Through March 31, 1996, the Company was in the development stage and its financial statements were presented in accordance with Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development Stage Enterprises." During the quarter ended June 30, 1996, the Company completed the launch of its Piccolo System. Based on the commercial launch of this product combined with sales of previously offered products, management believes that it no longer meets the definition of a development stage enterprise.

2. PER SHARE INFORMATION

Per share information for the three and nine-months ended December 31, 1996 and 1995 is based solely on weighted average shares of common stock outstanding during the period. Common equivalent shares have not been considered in the computation since their inclusion would have an antidilutive effect.

3. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

                                                         DECEMBER 31, 1996           MARCH 31, 1996
                                                         -----------------           --------------
                            Raw materials                      $ 1,766,000              $   829,000
                            Work-in-process                        182,000                  467,000
                            Finished goods                         550,000                  160,000
                                                              ------------             ------------
                                                               $ 2,498,000               $1,456,000
                                                              ------------             ------------

4.  PRIVATE EQUITY FINANCING

In September 1996, the Company completed a private equity financing in which it issued 500,000 shares of its convertible Series A Preferred Stock for an aggregate net purchase price of $4,780,000 to certain off-shore investors. Holders of preferred stock were entitled to receive cumulative dividends of $0.15 per share in stock or cash, at the discretion of the Board of Directors, on each of the 90th, 180th and 270th day after the issuance date. During the quarter ended December 31, 1996, all 500,000 shares of the convertible Series A Preferred Stock were converted into 1,975,600 shares of common stock. Prior to conversion, the Company paid a cash dividend of approximately $26,000 to Series A Preferred Stock holders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations include a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to, those discussed below that could cause actual results to differ materially from historical results or those anticipated. In this report, the words "anticipates", "believes", expects", "future", "intends", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Abaxis develops, manufactures and markets portable blood analysis systems for use in any patient-care setting to provide clinicians with rapid blood constituent measurements. The Company's products consist of a compact 6.9 kilogram analyzer and a series of single-use plastic disks called reagent discs that contain all the chemicals required to perform a panel of up to 12 tests. The system can be operated with minimal training and performs multiple routine tests on whole blood using either venous or fingerstick samples. The system provides test results in less than 14 minutes with the precision and accuracy equivalent to a clinical laboratory. The Company currently markets this system for veterinary use under the name VetScan(R) and in the human market under the name Piccolo(R).

During the quarter ended December 31, 1996, the Company continued to increase its customer base in both the veterinary market world wide and in the human market outside the United States. The Company shipped a record number of its VetScan and Piccolo Systems during the quarter. A total of 189 Piccolo and VetScan Systems were placed world wide, of which 114 were VetScan Systems sold in the United Sates and another 31 were VetScan Systems sold outside of the United States. Through December 31, 1996, the Company has placed a total of approximately 577 VetScan Systems with veterinarians in the United States and shipped another 134 VetScans to its international distributors. The Company continued to place VetScan units with Veterinary Centers of America ("VCA") bringing the total installation to 79 units. The reagent disc business also grew during the third fiscal quarter, mostly attributable to the larger installed base of VetScan Systems, and to a lesser extent due to the higher consumption rate of institutional users such as the veterinary hospitals in the VCA network.

In addition to VetScan Systems, through December 31, 1996, the Company has sold 181 Piccolo Systems, mostly to its international distributors. During fiscal 1997, the Company has sold approximately 110 Piccolo Systems (under the name Lunaspin) to its Japanese distributor. In addition, the Company sold 50 VetScan Systems to its Japanese distributor to place in the animal health market in Japan, under the name "ABAXIS-EA". Although the Company's Piccolo Systems received regulatory approval from the Japanese Ministry of Health and Welfare in August 1996, the general practice in Japan is to place medical devices with clinicians for private evaluations and sometimes these periods are quite extensive before final sales can be concluded. The Company's future sales to Japan will largely depend on the results of the evaluations and the distributor's ability to close sales with end-users. There can be no assurance that the results of such evaluations will result in sales or when any sales in Japan will occur.

Outside of Japan, the Company is currently focused in the European veterinary market. The Company has completed its marketing plan for the German market and in December 1996, entered into an agreement with a German distributor. The Company shipped 15 VetScan Systems to its German distributor in December upon signing of the distribution agreement. The Company is engaging in similar activities in England and France, studying the veterinary markets to prepare a targeted plan and align with suitable distributors. The Company's approach to developing new markets is generally to evaluate the specifically identified market's potential based on the products the Company has or intends to offer. The Company believes that thorough market studies prior to entering into a market will be a key factor in its ability to succeed in such market. In addition to signing new distributors, the Company will be reevaluating its current international agreements to better define each market's potential and each distributorship's ability to carry out the Company's marketing strategy. There can be no assurance that the Company will continue all of its current distribution arrangements, or be able to sign on any additional distributors, or that if it does sign additional distributors, that the distributors can successfully place Piccolo or VetScan Systems into the marketplace.

Within the US, the Company is currently focused on the VetScan market and is devoting only limited resources to the Piccolo market. The Company believes that its current Piccolo menu of 16 reagent test methods are suitable for certain niche market segments but not broad enough to fulfill the diagnostic needs of the general physician's office practice. The Company has identified ten additional test methods, particularly four electrolyte methods, that are likely to enhance its ability to penetrate the US human market. The Company has allocated resources to immediately begin development of the four electrolyte test methods. The Company estimates that development of these four test methods as a group will take approximately 18 months to complete. The Company is also engaging in discussions of joint development efforts with its Japanese distributor, Daiichi Pure Chemical, the second largest reagent supplier in Japan. There can be no assurance that the Company will be able to develop these new test methods, obtain development assistance from its Japanese partner, or if the test methods were developed, be able to place its Piccolo Systems.

In searching for niche markets within the US for its Piccolo Systems, the Company has identified the US military as a potential customer for the Company's current products. The Company has been involved in an extensive product evaluation with the US Navy. The Navy has issued evaluation reports and accepted the Company as an approved vendor. The Company sold approximately five Piccolo Systems to the US Navy. In early January 1997, the Company completed a sole source solicitation for bid from the US Naval Logistic Command which could potentially award the Company with a contract to purchase up to several hundred Piccolo Systems over several years. There can be no assurance that the Company will be awarded this contract from the US Navy, or that the United States military will purchase additional products from the company.

Market acceptance of the Company's Piccolo products in the US will depend in part on all current and future regulations affecting the conditions under which a health care practitioner may conduct medical tests using the Company's products. One of the regulations that affects the Piccolo Systems is the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). Under the CLIA regulations, the Company's Piccolo Systems are currently classified as "moderately complex", which requires that any location using the Piccolo products be certified as a laboratory. Even though the Company believes that obtaining a CLIA license does not require significant resources for clinicians, it can be a barrier to the Company's ability to place Piccolo Systems. In July 1996, the Company filed an application to the Center for Disease Control ("CDC") for its Piccolo Systems to be waived from the CLIA regulations. The Company has a meeting scheduled with the CDC in February 1997 to review its
application.   Although the review process for CLIA application could
potentially be very lengthy and costly, the Company believes that its Piccolo products fulfill all requirements for obtaining a waived status. There can be no assurance that the Company will be able to obtain a waived status for its Piccolo Systems, or that if such waived status was granted, it will enhance the Company's ability to place Piccolo Systems.

Third party payer reimbursement policies may indirectly affect the pricing or relative attractiveness of the Company's products by regulating the maximum amount of reimbursement for blood testing services. The Health Care Financing Administration ("HCFA"), the government agency governing the reimbursement for Medicare patients, has recently recommended changes to the current reimbursement methodology. HCFA has proposed to the American Medical Association ("AMA") that Medicare reimbursement be paid on a panel basis instead of the current fee-per-test basis. HCFA has also recommended specific test methods to be included in these pre-determined panels, typically targeting diagnostic needs of specific organ function. The actual reimbursement rate and effective date of the new panels has not been determined by HCFA and AMA. The Company believes that this change, when effective, could allow the Company to compete more effectively against single test products as the Company's test methods are performed in a panel rather than a single test and the Company's panels are typically organ specific. Out of the test methods the Company currently offers, the Company's Hepatic Function panel matches the liver panel recommended by HCFA. Development of the four electrolyte test methods mentioned above will allow the Company to offer several of the currently proposed panels. However, there can be no assurance that the new HCFA proposals will become the governing rules for Medicare reimbursements or that the Company will have the ability to develop tests that are consistent with HCFA regulations.

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

Sales for any future periods are not predictable with a significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. The Company's expense levels, which are to a large extent fixed, are based in part on its expectations as to future revenues. Accordingly the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would have an immediate materially adverse impact on operating results and financial conditions. Until sales volume of the Company's products, particularly its reagent discs, increase significantly so as to offset associated fixed costs and to realize certain manufacturing economies of scale, sales of the Company's products will result in further losses and adversely affect the Company's results of operations and financial condition. The Company believes that period to period comparisons of its results of operations are not necessarily meaningful.

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

The Company continues to explore the application of its proprietary technology used to produce the dry reagents used in the reagent discs, called the Orbos(R) Discrete Lypholization Process, to other companies' products. This process allows the production of an accurate, precise amount of active chemical ingredients in the form of a soluble bead. The Company believes that the Orbos process has broad applications in products where delivery of active ingredients
in a stable, pre-metered format is desired.   The Company has a supply
agreement with Becton Dickinson Immunocytometry Systems to provide products for flow and image cytometry using the Company's Orbos technology. The Company also has a licensing agreement with Pharmacia Biotech, Inc., granting Pharmacia exclusive use of the Company's Orbos technology in the manufacture and sale of reagents for molecular biology research. Revenues from these contracts are primarily dependent upon sales of products using the Orbos technology by these other parties, which is out of the control of the Company and therefore, may vary significantly from quarter to quarter. The Company is currently working with another company to determine potential suitability of the Orbos technology to this company's product. As resources permit, the Company will pursue other development, licensing or manufacturing agreement opportunities for its Orbos technology with other companies. There can be no assurances, however, that other applications will be identified or that additional agreements with the Company will result.


RESULTS OF OPERATIONS

REVENUE

During the three-month period ended December 31, 1996, the Company reported total revenues of $1,891,000 ($1,273,000 from instrument sales, $540,000 from reagent disc sales, and $78,000 in Orbos contract and other product sales), a $999,000 or 112% increase as compared to net revenue of $892,000 ($546,000 from instrument sales, $170,000 from reagent disc sales, and $176,000 in Orbos contract and other product sales) for the same period in fiscal 1996. The increase in revenue in the quarter ended December 31, 1996, compared to the quarter ended December 31, 1995, was due to new system sales of VetScan units in the United States, new system sales of both Piccolo and VetScan units in the international market, and new and repeat reagent disc sales in the domestic and international markets.

For the nine months ended December 31, 1996, total revenue was $4,915,000 ($3,119,000 from instrument sales, $1,390,000 from reagent disc sales, and $406,000 in Orbos contract and other product sales), a $2,984,000 or 155% increase as compared to net revenue of $1,931,000 ($1,227,000 from instrument sales, $453,000 from reagent disc sales, and $251,000 in Orbos contract and other product sales) for the same nine-month period in fiscal 1996. The increase in revenue for the nine-month period ended December 31, 1996, compared to the nine-month period ended December 31, 1995 was due to new system sales of VetScan units in the United States, new system sales of both Piccolo and VetScan units in the international market, new and repeat reagent disc sales in the domestic and international market and an increase in revenue from Orbos contract and other product sales.


COST OF PRODUCT SALES

Cost of product sales includes the cost of all manufacturing activities for the Company's products. Cost of product sales during the quarter ended December 31, 1996, was $1,860,000, or 98% of total revenues, as compared to $1,334,000, or 150% of total revenues for the quarter ended December 31, 1995. For the nine-month period ended December 31, 1996, cost of sales was $5,471,000 or 111% of total revenues as compared to $3,514,000 or 182% for the same period in fiscal 1996. The increase in cost of product sales in the quarter and nine-month period ended December 31, 1996, as compared to the same quarter and nine-month period in fiscal 1996, was primarily a function of the increase in sales volume, partially offset by higher efficiency resulting from better standardized manufacturing processes.

RESEARCH AND DEVELOPMENT

Research and development expense during the third quarter of fiscal 1997 was $327,000, or 17% of total revenues. Third quarter fiscal 1997 expenses decreased $75,000 or 19% from research and development expense of $402,000 or 45% of total revenues in the same period in fiscal 1996. The decrease during the third quarter of fiscal 1997 from the third quarter of fiscal 1996 research and development expenses is mainly the result of reduced development activities and transferring research and development staff to support product manufacturing.

For the first nine months of fiscal 1997 research and development expense was $1,036,000, or 21% of total revenues. Fiscal 1997 through December 31, 1996, research and development expense increased $71,000 or 7% from research and development expenses of $965,000 or 50% of total revenues in the first nine months of fiscal 1996. The increase in expenses during the nine-month period ended December 31, 1996, as compared to the nine-month period ended December 31, 1995, is primarily due to increased research and development activity in clinical trials for both human and veterinary markets.

The Company expects research and development expense to increase as the Company plans to undertake development of new test methods to expand its test menus as well as other development projects. There can be no assurance, however, that such research and development projects will be undertaken or that research and development expenses will not continue to fluctuate as a percentage of total revenues.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses totaled $1,088,000 or 58% of total revenues for the three-month period ended December 31, 1996. This is a $229,000 or 27% increase from selling, general and administrative expenses of $859,000 or 96% of total revenues for the three-month period ending December 31, 1995. The quarter to quarter increase was primarily due to costs incurred in building administrative, sales and marketing infrastructures to support increased sales and marketing activities both in the United States and internationally.

Selling, general and administrative expenses for the first nine months of fiscal 1997 were $3,682,000 or 75% of total revenues. This is a $1,265,000 or 52% increase from selling, general and administrative expenses of $2,417,000 or 125% of total revenues for the first nine months of fiscal 1996. The increase in the nine-month period ending December 31, 1996, compared to the nine-month period ending December 31, 1995, related primarily to launching the Piccolo products worldwide and increases in administrative, sales and marketing staffing. While the majority of the costs related to the Piccolo launch activities are non-recurring, the Company expects marketing and sales expenditures to increase in absolute dollars in future periods as the Company expands marketing and distribution activities worldwide for both the VetScan and Piccolo products.

NET INTEREST INCOME

Net interest income totaled $112,000 or 6% of total revenues for the quarter ended December 31, 1996, compared to $147,000 or 16% of total revenues in the comparable quarter in fiscal 1996. The decrease in interest income for the three-month period ending December 31, 1996, as compared to the three-month period ended December 31, 1995 was primarily due to a lower rate of return on investments. Net interest income totaled $254,000 or 5% of total revenues for the first nine-months of fiscal 1997 and $429,000 or 22% of total revenues for the same period in fiscal 1996. The decrease in interest income for the nine-month period ending December 31, 1996, as compared to the nine-month period ended December 31, 1995 was primarily the result of decreased investment levels and a lower rate of return on investments.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996, the Company had approximately $2,343,000 in cash and cash equivalents and $4,934,000 in short-term investments, for total cash and investment resources of $7,277,000. The Company currently has no credit facilities. The Company expects to incur substantial additional costs to support its future operations, including commercialization of its Piccolo products; development of a sales and marketing organization to support sales and marketing activities for the Piccolo and VetScan products; acquisition of capital equipment for the Company's manufacturing facilities, which includes the ongoing development and implementation of an automated manufacturing line to provide capacity for commercial volumes; costs related to continuing development of its current and future products; additional pre-clinical testing and clinical trials for its current and future products; and expansion of administrative support activities. The Company is currently contracting with a vendor to build an automated disc assembly line to provide anticipated capacity for future demand and to improve production efficiency. The Company currently believes the cost of this new production line will be approximately $1,500,000 of which approximately $815,000 was paid through December 31, 1996. The Company expects upon acceptance of the equipment that the balance will paid during the next six months. Additional manufacturing equipment will also need to be added during the balance of fiscal year 1997 and fiscal year 1998 to provide sufficient production capabilities. Additionally, inventories and receivables related to the commercialization of the VetScan and Piccolo systems could increase significantly in future periods, which would require significant capital resources.

Net cash used in operating activities during the nine months ended December 31, 1996, was $5,014,000, compared to $3,968,000 for the same period ended December 31, 1995. The increase in net cash used in operating activities was primarily due to the increase in net loss, the increase in trade and other receivables due to increased revenue, and an increase in inventory in anticipation of expanded product demand. Net cash provided by investing activities during the nine months ended December 31, 1996, was $945,000, compared to $438,000 of net cash used in investing activities during the nine months ended December 31, 1995. The change from net cash used in the nine months ended December 31, 1995, to net cash provided in the nine months ended December 31, 1996, was primarily the result of an increase in maturities and sales of short-term investments, offset in part by purchases of short-term investments and purchases of property and equipment. Net cash provided by financing activities for the nine month period ended December 31, 1996, was $4,821,000, compared to $6,337,000 for the same period in fiscal 1996. Net cash provided by financing activities for the nine month period ended 1996 and 1995 was primarily the result of offshore private placements of Preferred Stock and issuance of Common Stock.


The Company anticipates that its existing capital resources and anticipated revenue from the sales of its products will be adequate to satisfy its currently planned operating and financial requirements through fiscal 1997. However, the Company is uncertain that its existing capital resources and anticipated revenue will be adequate to satisfy its financial requirements for the next 12 months. Accordingly, the Company may need to raise additional funds from public or private financing if it is to sustain its currently planned level of operating expenses during the next 12 months, or in the event that the Company is unsuccessful in raising sufficient equity funding, the Company will have to significantly reduce its operating expenses, which could have a material adverse impact on the Company's ability to develop, manufacture and market products, and hence the Company's results of operations. There can be no assurance that any financing will be available, or if available, be available at terms acceptable to the Company. Furthermore, any additional equity financing may be dilutive to shareholders and debt financing may involve restrictive covenants.

PART II-OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS


         Idexx Laboratories v. Abaxis, Inc., et al.
         United States District Court (S.D. CA)
         Case No. 96-1113 K (CM)

Plaintiff Idexx Laboratories filed a complaint on June 20, 1996, alleging federal and state unfair competition and trade libel arising from the distribution of a publication concerning Idexx testing equipment. The complaint sought injunctive relief and unspecified compensatory and punitive damages. The parties stipulated to a preliminary injunction. The Company answered the complaint on or about July 10, 1996, denying the material allegations and raising several affirmative defenses. The Company announced on December 20, 1996, that it reached an agreement with Idexx Laboratories, Inc. on the settlement of the lawsuit brought by Idexx against Abaxis. The Company agreed that there will be no further circulation of a publication concerning Idexx testing equipment. Other terms of the settlement are confidential; however, there is no material adverse financial impact on either party. On January 10, 1997, The United States District Court ordered the case dismissed with prejudice. The matter is now fully concluded.

ITEM 2.  CHANGES IN SECURITIES

On January 31, 1997, the Company issued 32,000 shares of Common Stock to a consultant in payment for investor relations consulting services provided to the Company during 1996. These shares were valued at $3.875 per share, the closing market price for the Company's Common Stock as reported by Nasdaq on January 10, 1997. This issuance was made pursuant to Section 4(2) under the Securities Act of 1933.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)  The Company's Annual Meeting was held on November 26, 1996.

(b) The following individuals were elected as directors to serve for the ensuing year. The following table indicates the number of votes in favor and votes against:

  Director                       Votes in favor    Votes against
  --------                       --------------    -------------
  Clinton H. Severson                7,107,963           83,982
  Richard Bastiani, Ph.D.            7,106,463           85,482
  Brenton G. A. Hanlon               7,108,963           82,982
  Prithipal Singh, Ph.D.             7,086,963          104,982
  Gary H. Stroy                      7,106,963           84,982
  Ernest S. Tucker, III,             7,089,963          101,982
  M.D.

(c) In addition to the election of directors, the following matters were voted upon at the meeting and received the number of affirmative votes, negative votes, abstentions and broker non-votes indicated:

         (i) Amendment of the Company's Articles of Incorporation to increase the number of shares of Common Stock authorized for issuance to 35,000,000.

                                  For            Against          Abstain        Broker Non-Vote
                                  ---            -------          -------        ---------------
                               6,422,295         473,057           39,250            257,343

         (ii) Ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for fiscal year ending March 31, 1997.

                                  For            Against          Abstain        Broker Non-Vote
                                  ---            -------          -------        ---------------
                               7,139,114         27,401            25,430               --

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

        Exhibit Number            Description                        Sequential
                                                                     Page Number

             3.3         Amendments to Articles of Incorporation          15

              27         Financial Data Schedule                          25

 (b)  Reports on Form 8-K

         None

                                   SIGNATURE

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      ABAXIS, INC.

February 14, 1997                     by: /s/Clinton H. Severson
--------------------------------         --------------------------------
Date                                      Clinton H. Severson
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


February 14, 1997                     by: /s/ Ting W. Lu
--------------------------------         --------------------------------
Date                                     Ting W. Lu
                                         Vice President of Finance &
                                         Administration and Chief Financial
                                         Officer
                                         (Principal Financial and Accounting
                                         Officer)

                                 EXHIBIT INDEX

EX-3.3 Certificate of Determination of Preference of Series A Preferred Stock of Abaxis, Inc.

EX-27.1         Financial Data Schedule