Form 10-K405
period 1997-03-31
ABAXIS INC
filed 1997-06-30
CIK 881890

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

(Mark One)

     [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1997 or

          Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1937 For the transition period from ______ to ______

                        Commission file number 000-19720

                                  ABAXIS, INC.
             (Exact name of registrant as specified in its charter)

        California                                77-0213001
--------------------------------------------------------------------------------
       (State of Incorporation)         (I.R.S. Employer Identification No.)

                             1320 Chesapeake Terrace
                               Sunnyvale, CA 94089
                    (Address of principal executive offices)
      Registrant's telephone number, including area code, is (408) 734-0200
        Securities registered pursuant to Section 12(b) of the Act: None
          Securities registered pursuant to Section 12(g) of the Act:

                           Common Stock, No par value
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes [X]    No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 16, 1997 was approximately $33,648,540 based upon the closing sale price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purpose.

The number of shares of the registrant's Common Stock outstanding as of June 16, 1997, was 11,854,153.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the Annual Meeting of Shareholders of Abaxis, Inc. tentatively scheduled to be held on September 9, 1997 are incorporated by reference in Part III of this Report on Form 10-K.

This report, including exhibits, consists of 72 pages. The exhibit index is located on page 44.

                                TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I..........................................................................................    4
         ITEM 1.   BUSINESS.....................................................................    4
                   General......................................................................    4
                   In-vitro Diagnostic Testing..................................................    5
                   Abaxis Products..............................................................    6
                   Customer Segments and Distribution...........................................    9
                   Competition..................................................................   11
                   Manufacturing................................................................   11
                   Government Regulation........................................................   13
                   Intellectual Property........................................................   15
                   Employees....................................................................   16

         ITEM 2.   PROPERTIES...................................................................   16

         ITEM 3.   LEGAL PROCEEDINGS............................................................   17

         ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
                   HOLDERS......................................................................   17

PART II.........................................................................................   17
         ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON
                   EQUITY AND RELATED STOCKHOLDER
                   MATTERS......................................................................   17

         ITEM 6.   SELECTED FINANCIAL DATA......................................................   18

         ITEM 7.   MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS........................................................   18

         ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY
                   DATA.........................................................................   24

                   Report of Deloitte & Touche LLP, Independent Auditors........................   25
                   Report of Ernst & Young LLP, Independent Auditors............................   26
                   Balance Sheets at March 31, 1997 and 1996....................................   27
                   Statements of Operations for the Years Ended March 31, 1997, 1996 and
                   1995.........................................................................   28
                   Statements of Shareholders' Equity...........................................   29
                   Statements of Cash Flows for the Years Ended March 31, 1997, 1996 and
                   1995.........................................................................   30
                   Notes to Financial Statements................................................   31

PART II.........................................................................................   39
         ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                   REGISTRANT...................................................................   39

                                TABLE OF CONTENTS
                                   (continued)

                                                                                                  Page
                                                                                                  ----
         ITEM 11.  EXECUTIVE COMPENSATION.......................................................   41

         ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT...................................................................   41

         ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED
                   TRANSACTIONS.................................................................   41

PART IV.........................................................................................   41
         ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                   8-K..........................................................................   41

           (a)     1.  Financial Statements.....................................................   41
                   2.  Financial Statements Schedules...........................................   41
                   3.  Exhibits.................................................................   42
           (b)     Reports on Form 8-K..........................................................   42

SIGNATURES......................................................................................   43
EXHIBITS INDEX..................................................................................   44

                                     PART I

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that reflect the Company's current view with respect to future events and financial performance. The future events described in these statements involve risks and uncertainties, among them risks and uncertainties related to the market acceptance of its products and continuing development of its products, including required FDA clearance and other government approvals, risks associated with manufacturing and distributing its products on a commercial scale, including complying with Federal and State food and drug regulations, general market conditions and competition. When used in this report, the words "anticipates", "believes", "expects", "intends", "plans", "future", and similar expressions identify forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements as a result of factors set forth throughout this document.

ITEM 1.  BUSINESS

GENERAL

Abaxis, Inc. (the "Company") develops, manufactures and markets portable blood analysis systems for use in any patient-care setting to provide clinicians with rapid blood constituent measurements. The Company's products consist of a compact 6.9 kilogram analyzer and a series of single-use plastic disks called reagent discs that contain all the chemicals required to perform a panel of up to 12 tests. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma using either venous or fingerstick samples. The system provides test results in less than 15 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer. The Company currently markets this system for veterinary use under the name VetScan(R) and in the human medical market under the name Piccolo(R).

The Company offers its point-of-care blood analyzer system with a total of 18 test methods. The Company's repertoire of test methods includes albumin, amylase, alkaline phosphates (ALP), alanine aminotransferase (ALT), asparatate aminotransferase (AST), direct bilirubin, calcium, creatinine, creatine kinase
(CK), glucose, glutamyl transferase (GGT), potassium, total bilirubin, total cholesterol, urea nitrogen (BUN), total protein, uric acid, and thyroxine (T4). Thirteen of these tests are marketed for both human and veterinary markets, while two tests, uric acid and direct bilirubin, are marketed only in the human market, and three tests, CK, T4 and potassium, are marketed exclusively in the veterinary market. The Company markets its reagent products by configuring these 18 test methods in panels that are designed to meet a variety of clinical diagnostic needs. The Company currently offers seven multi-test reagent disc products in the human medical market and six reagent discs in the veterinary market.

During fiscal 1997, the Company continued to be successful in the US veterinary market. By the end of the fiscal year, the Company had installed a total of 767 VetScan systems in the US, an 83% increase from its customer base of 409 VetScan systems a year earlier. The addition of two national institutional customers, Veterinary Centers of America ("VCA") and VetSmart, contributed significantly to the Company's new system placements. Both customers purchased the Company's VetScan systems to replace systems from the Company's competitors. The Company began selling its VetScan systems to VCA hospitals in September 1996 and through May 1997, a total of 88 systems were installed in a number of VCA's 155 free-standing animal hospitals. In March 1997, the Company signed an agreement with VetSmart, to provide during the next twelve months, 105 VetScan analyzers and 80,000 reagent discs for use in VetSmart pet hospitals. Through May 1997, the Company has installed 91 VetScan systems in VetSmart pet hospitals located in PetSmart stores nationwide.

The Company has targeted branches of the US military as potential customers for the Company's Piccolo Point-of-Care Blood Analyzer based on the features of the Piccolo systems and the special requirements of the military environment. The Company has been involved in rigorous studies with the US Navy since 1995, evaluating the feasibility and clinical utility of the Piccolo systems in the often rugged environment encountered by the Navy. In March 1997, the Company announced that it had been awarded a contract with a potential contract value of up to $7.5 million to provide the US Navy and the Marine Corps its Piccolo Point-of-Care Blood Analyzer and reagent disc products. The contract calls for a maximum order of approximately 345 Piccolo systems and 250,000 reagent discs. Through May 1997, the Company has shipped 72 Piccolo analyzers under this contract and another 43 analyzers have been ordered, but not yet shipped. There can be no assurance that the Company will receive orders for the maximum order quantity under the conditions of the contract.

The Company believes that its current menu of 15 reagent test methods for its Piccolo systems are suitable for certain niche human market segments, such as the military, but not broad enough to fulfill the diagnostic needs of physician's office practices. One of the key factors to the Company's future success depends on the Company's ability to identify and develop new test methods that will allow the Company to penetrate the human diagnostic market. During fiscal 1997, the Company received 510(k) clearance from the Food and Drug Administration ("FDA") for its GGT test. Completion of GGT allowed the Company to release the Liver Panel Plus reagent disc product in October 1996, which is currently being sold to the US Navy. The Company also completed development of CK during fiscal 1997 which allowed the Company to release a new Equine Profile reagent disc product into the veterinary market in June 1997. This method will be entered into clinical trials during fiscal 1998 for inclusion in new reagent disc products for the medical market. The Company has identified ten additional test methods that are likely candidates to enhance its ability to penetrate the human medical market, as well as broadening its market coverage in the veterinary market. In January 1997, the Company allocated resources to begin the feasibility phase to develop four electrolyte test methods: bicarbonate, chloride, potassium, and sodium. The Company expects to conclude the feasibility phase of these four tests by the end of summer 1997 and if the results are favorable, proceed with developing these tests into marketable products for both the human and the veterinary markets. The Company estimates that development of these four test methods as a group will take approximately 18 months to complete and should be available during the second half of fiscal 1999. In addition to investing its own resources in expanding the test menu, the Company signed a nonbinding letter of intent with Teramecs Co., Ltd. and Daiichi Pure Chemicals Co., Ltd. in April 1997 to jointly develop additional test methods for use on the Piccolo analyzer. The product development collaboration will focus on commercializing targeted methods for lipids, proteins, and enzymes. The Company expects to sign a definitive agreement in 1997. There can be no assurance that the Company will be able to develop these new test methods, conclude a definitive agreement with Teramecs and Daiichi Pure Chemicals, or if the test methods were developed, be able to successfully market these methods.

Abaxis' focus for the coming year will continue to be in markets where the Company can receive immediate economic rewards while at the same time developing new products that will allow the Company to expand into other market segments in the following year. Domestically, the Company expects to continue to focus on growing its presence in the veterinary markets, fulfilling the Company's contract with the Navy, and expanding its marketing effort to the other military branches. Internationally, the Company will continue to focus its sales effort in Europe and Japan as well as explore markets in new countries in Asia and Latin America.


IN-VITRO DIAGNOSTIC TESTING

More than 20 billion blood tests are performed annually worldwide. These blood tests are performed mostly in commercial laboratories, hospitals, urgent care centers or physicians' offices. Sales of in-vitro diagnostic products for use by these facilities to conduct blood testing total approximately $15 billion per year. Although over 1,000 different tests are performed on blood, fewer than 50 different tests account for 70% of all blood testing. These tests are considered the "gatekeepers" of medical care as physicians routinely use them to diagnose and monitor the treatment of disease. A significant portion of the top 50 tests prescribed by physicians fall in the clinical chemistry category. In-vitro diagnostic products sold for the purpose of conducting clinical chemistry tests represent approximately 32% of the total $15 billion market, while diagnostic testing products for immunoassay represent another 33% of the market. With such a large volume of testing, centralized laboratories using automated batch testing equipment have become the norm in providing physicians the blood test information they need to make medical treatment decisions.

The current worldwide focus on reducing medical care costs while maintaining quality of care has encouraged the movement of blood testing out of the central laboratories into the patient care setting. This trend began in the early 1980s with the introduction of handheld devices that could perform one or two tests. In the mid-1980s, small desktop instruments such as the Abbott VISION and the Kodak DT60 (now marketed by Johnson and Johnson) were introduced for use in doctors' offices and hospital satellite laboratories. While these products allowed testing nearer the patient, they still required skilled technicians and were limited to performing one test at a time. As a result, multiple tests could not be performed economically and turnaround time was not significantly enhanced.

In the United States, there are approximately 40,000 veterinarians who generate annual billings of approximately $600 million in diagnostics. In the veterinary market in the last two decades, blood testing has gained more importance to the veterinarian to provide them invaluable diagnostic information. Veterinarians started out by relying on the services of the centralized laboratories. The same factors affecting the human diagnostic market also impact veterinary practices. Some of the small desk top instruments such as the Dupont Analyst, Kodak DT6, and Idexx VetTest have also been marketed to veterinarians to perform in-house blood testing. While these products have made in-house testing possible for veterinarians, they still require skilled technicians to properly use and maintain these products. As a result, based on the Company's marketing research, 65% of the veterinarians are still not converted to in-house testing even though the advantages of in-house testing are clearly evident.

Abaxis believes that a key element of the patient-centered, cost-constrained health care model in the 1990s and beyond will be the availability of blood analysis systems in the patient care setting that are easily and reliably operated by caregivers and provide accurate, real time results for making immediate clinical decisions. The optimal system uses whole blood, has built-in calibration and quality control, provides quick turn around time and is portable and low in cost. In addition, the optimal near-patient system should be easy to use by people with no special training and capable of transmitting test results instantly to a patient information management system.

Abaxis has developed a blood analysis system incorporating all of these criteria into a 6.5 kilogram analyzer and a series of menu-specific, single-use reagent discs. The system is essentially a compact portable laboratory that can be easily carried to the patient. Each reagent disc is pre-configured with multiple analytes and contains all the reagents necessary to perform a fixed menu of tests. Taking the system to the patient care site instead of shipping the sample to a central laboratory makes blood testing and analysis as easy as measuring the patient's blood pressure, temperature, and heart rate. Additional advantages of near-patient testing include eliminating errors from sample handling, transcription, and transportation, which, studies have shown, may cause up to 85% of reporting errors.

ABAXIS PRODUCTS

Point-of-Care Blood Analyzer

The Company's Point-of-Care Blood Analyzer is a portable spectrophotometer, which is a device that measures the absorption of light at various wavelengths. A variable speed motor is used to spin the reagent disc for sample processing. The chemical reactions in the disc's cuvettes are measured optically by detecting the light absorbance of the solutions in the cuvettes at pre-determined wavelengths. The absorbances are converted to clinically relevant units by the measurement microprocessor. Results are stored by the interface microprocessor, sent to a RS232 port and printed on result cards by an internal thermal printer. The features of the analyzer include small required sample size (100 (mu)L) of whole blood, serum or plasma, intelligent quality control system that includes many self-test functions to ensure quality results, built-in instrument self calibration, built-in printer, quick turn-around time of less than 15 minutes, minimal operational training and ease of information transmission using a computer port on the analyzer. The Company markets this analyzer for veterinary use under the name VetScan and for the human medical market under the name Piccolo.

Reagent Discs

The reagent discs are designed to handle almost all technical steps of blood chemistry testing automatically. The discs first separate a whole blood sample into plasma and blood cells, meter the required quantity of plasma and diluent, mix the plasma and diluent, and deliver the mixture to the reagent chambers, called cuvettes, along the disc perimeter. The diluted plasma dissolves and mixes with the reagent beads initiating the chemical reactions which are monitored by the analyzer. The discs are 8-cm diameter, single-use devices constructed from three ultrasonically welded injection molded plastic parts. The base and the middle piece create the chambers, cuvettes, and passageways for processing the whole blood and mixing plasma with diluent and reagents. The top piece, referred to as the bar code ring, is imprinted with bar codes that contain disc-specific calibration information. In the center of the disc is a plastic diluent container sealed with polyethylene-laminated foil. Spherical lyophilized reagent beads are placed in the cuvettes during disc manufacturing. Upon completion of the analysis, used discs may be placed back into their foil pouches to minimize human contact with blood prior to proper disposal.

To perform a panel of tests, the operator collects a blood sample via finger puncture or venipuncture (the latter requiring a trained phlebotomist). The operator then transfers the sample into the reagent disc. The operator places the disc into the analyzer drawer, and enters patient, physician, and operator identification numbers. The analyzer spins the disc to separate cells from plasma, meters and mixes plasma and diluent, distributes diluted plasma to the cuvettes, and monitors chemical reactions. In less than 15 minutes, results are printed out on a result card with an adhesive backing for inclusion in the patient's medical record. A computer port enables transmission of patient results to external computers for data management.

The Company introduced its Piccolo system to the marketplace in November 1995 with two reagent discs, General Health Panel 8 and General Health Panel 11. In November 1996, the Company introduced the Liver Panel Plus 9 disc, which was enabled by the 510(k) clearance of the GGT test received from the FDA in September 1996. Subsequently, the Company has released four other differently configured reagent disc products to meet different physicians' needs, mostly in the international markets. As of June 1997, a total of seven reagent disc products are marketed worldwide for use with the Piccolo system.

The VetScan system was introduced in the US veterinary market in July 1994. The Company initially launched the system with the Diagnostic Profile, a nine-test reagent product. Since then, the Company has added new test methods and new reagent disc products targeted to fulfill different veterinary diagnostic needs. The newest addition to the VetScan family of reagent products was the Equine Profile introduced to the market in June 1997. The Equine Profile was optimized with test methods useful for providing indications of the health condition of horses, particularly in the areas of hepatic dysfunction and muscle damage. As of June 1997, the Company offers a total of six reagent disc products to its veterinary customers.

The following table exhibits all the reagent disc products marketed by the Company today in both the human medical and veterinary markets worldwide.



                         [REAGENT DISC PRODUCTS TABLE]



Orbos Process

The dry reagents used in the Company's reagent discs are produced using a proprietary technology called the Orbos Discrete Lypholization Process. This process allows the production of an accurate, precise amount of active chemical ingredient in the form of a soluble bead. The Orbos process involves flash-freezing a drop of liquid reagent to form a solid bead and then freeze-drying the bead to remove water. The Orbos beads are stable in dry form and dissolve rapidly in aqueous solutions. The Company believes that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. The Company currently has a licensing agreement with Pharmacia Biotech and a supply contract with Becton Dickinson and Company for products produced using the Orbos process. Abaxis is continuing to investigate potential applications with other companies. There can be no assurance that the Company will be able to discover and/or develop any new applications.

Future Products

Abaxis plans to develop a series of reagent discs with various tests for use with the Piccolo and VetScan systems. In January 1997, the Company began feasibility studies for four electrolyte tests: bicarbonate, chloride, potassium, and sodium. The Company expects to conclude the feasibility phase of these four tests by the end of summer 1997 and, if the results are favorable, proceed with developing these tests into marketable products for both the human and the veterinary markets. For the human market, the Company plans on incorporating these tests into new panels consistent with the codes in the 1998 version of the new Current Procedures Terminology ("CPT") manual published by the American Medical Association ("AMA"). These new CPT codes represent a set of tests performed in standardized panels released in late March 1997, by the Health Care Financing Administration ("HCFA"), the federal agency that administers the Medicare and Medicaid programs. The American Medical Association originally proposed eight standardized panels and the HCFA adopted four of these panels, with some modifications, effective July 1, 1997. The four fixed-test panels are: electrolytes, comprehensive metabolic, hepatic function, and basic metabolic. Abaxis currently has all the tests for the hepatic function panel, and will have all required tests for the additional three panels with the development of the four electrolyte tests.

Additional future test methods development for other disc products will be targeted at specific applications based on fulfilling clinical needs. The Company's current focus of test methods development is in clinical chemistry. In addition to clinical chemistry, the Company has demonstrated its ability to perform immunoassay tests in its blood analysis system by successfully developing its Thyroxine (T4) test in the veterinary market. The Company believes other homogeneous immunoassay methods can be performed in its discs to measure a wide assortment of low concentration blood analytes, such as therapeutic drugs and drugs of abuse.

There can be no assurance that Abaxis will be able to develop any of these potential products. While the Company believes that its technology will allow it to develop reagent disc products in the future to provide a variety of additional blood tests, there can be no assurance that such future products will be developed, that such products will receive required regulatory clearance, or that the Company will be able to manufacture or market such products successfully.

CUSTOMER SEGMENTS AND DISTRIBUTION

The Company has been marketing its VetScan Systems products for less than three years and has only recently begun marketing its Piccolo System products. Accordingly, the Company has very limited marketing and distribution experience. Further, the Company has limited resources to devote to marketing and distribution, including building a sales and marketing organization or establishing an extensive distribution network. There can be no assurance that the Company can build a successful sales and marketing organization, establish effective distribution arrangements, that such arrangements will be successful in marketing Abaxis products, or that the costs associated with marketing and distribution will not be excessive. Although the Company has established some international distributors, it has limited experience and resources in marketing and distributing its products in international markets. There can be no assurance that the Company will be successful in marketing the Piccolo System and VetScan System products internationally.

Customer Segments

Abaxis sells its Point-of-Care Blood Analyzer products and reagent discs either directly or through distributors depending on the needs of the customer segment. In the delivery of human or veterinary care there are many kinds of providers and a multitude of sites where Abaxis products could be used as an alternative to relying on a central laboratory for blood test information. The Company believes that its current Piccolo System menu of 15 reagent test methods are suitable for certain niche market segments of the human medical market. These niche market segments include military installations (ships, field hospitals and mobile care units), urgent care and walk-in clinics (free-standing or hospital-connected), home care providers (national, regional or local), nursing homes, acute care hospitals, ambulance companies, dialysis centers, hospital labs and draw stations. The Company believes that its veterinary reagent product offerings meet a substantial part of the clinical diagnostic needs of veterinarians. Potential customers for the VetScan System are primarily companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine practitioners with mobile facilities and private toxicology laboratories and university and government toxicology research laboratories.

Distribution Within the US

Abaxis sells its products directly to those customers who serve large human patient populations with employed caregivers such as the military, hospitals, and managed care organizations. As a result of health care reform in the US, the Company expects a consolidation of providers with more centralized purchasing of medical products based on the standardization of care and the use of patient outcome studies to influence purchase decision. The Company plans to achieve its direct sales objectives by employing highly skilled sales specialists and eventually sales teams which will need to work closely with providers in performing studies to show that the use of the Piccolo Point-of-Care Blood Analyzer rather than laboratory alternatives can provide better outcomes at less cost.

Abaxis is using distributors for those customers which desire to purchase reagent discs frequently and in small quantities. These distributors also contribute to identifying potential customers and introducing the product, but often need the support of Abaxis personnel in closing the sale. In the US, human and veterinary product distributors are generally of two types - large companies that primarily serve hospitals, clinics and large health maintenance organizations (HMOs) nationwide using multiple warehouses and extensive transportation systems, and smaller companies that provide the daily supplies needed by office-based physicians. In the human market, national firms sell thousands of products, including furniture, capital equipment, surgical instruments and a myriad of consumables. The smaller companies generally direct their product offerings to those items a physician uses daily in caring for primarily ambulatory patients. These firms also may sell lower priced equipment such as diagnostic instruments which are used in conjunction with consumable reagents. The Company currently has non-exclusive distribution agreements with Allegiance Healthcare Corporation (formerly Baxter Healthcare) and Sage London of Canada.

Veterinarians are served similarly to office-based physicians by small local firms, some with national affiliations. The Company currently has a non-exclusive agreement with VedCo, Inc., a national network of 14 independent distributors with 23 sales offices in the US. The Company also has three additional distribution agreements with regional distributors. In addition to selling through distributors, the Company directly supplies its VetScan products to two national institutional customers, VCA, the nation's largest veterinary hospital chain, and VetSmart, the nation's largest chain of veterinary service clinics.

As of March 31, 1997, the Company had limited internal resources in sales and marketing with twelve employees involved in both domestic and international sales activity. In order to more fully realize the market potential for Abaxis products, the Company intends to enter into distribution arrangements with additional distributors as well as pursue direct sales where appropriate. There can be no assurance that any of the Company's distributors will devote the necessary resources to be successful in their efforts to commercialize the Company's products.

Distribution Outside the US.

The Company's international sales and marketing objectives include identifying and defining the market segments in each country by product, and then focusing on specific objectives for each segment in each country. These specific objectives include modification and expansion of distribution and distributor training and monitoring to ensure the attainment of sales goals.

The Company currently has exclusive distribution agreements in the following countries: Argentina, Austria, France, Germany, Greece, Hong Kong, Italy, Japan, Korea, Mexico, New Zealand, the Netherlands, Norway, Portugal, Puerto Rico, South Africa, Spain, Switzerland, and in the United Kingdom. Each distributor agreement contains a number of requirements that must be met to retain exclusivity, including minimum order quantity commitments, trade show and promotion requirements and a specified number of demonstration analyzer requirements. In most cases, the foreign distributors need to either go through an FDA-equivalent approval process or clinical trials/market evaluations with their local opinion leaders in the medical field. Each distributor is responsible for obtaining the required approvals. There can be no assurance that any of the Company's distributors will be successful in obtaining proper approvals for Abaxis products in their respective countries or that these distributors will be successful in marketing Abaxis products. The Company plans to enter into additional distribution agreements to enhance its international distribution base and solidify its international presence. There can be no assurance that the Company will be successful in entering into any additional distributor agreements.

Abaxis is party to a series of agreements with Teramecs, the Company's Japanese distributor, involving funded research, distribution and manufacturing rights and an equity investment by Teramecs in the Company. Under these agreements Abaxis has granted Teramecs, subject to certain restrictions, the exclusive right to distribute Abaxis products in Japan, an option to obtain a license to manufacture the Piccolo systems for resale only to

Abaxis or in Japan and access to future Abaxis technology. Teramecs has provided $1,000,000 of research funding (which was recognized as revenue by Abaxis in fiscal 1994) and is obligated to purchase minimum quantities of products annually commencing in June 1996 in order to maintain exclusive distribution rights in Japan. In the event Teramecs exercises its option to manufacture Abaxis products, it must pay the Company an additional license fee, purchase from Abaxis the reagent beads for the products it manufactures, and pay royalties on the sale of such products. In August 1996, with the regulatory approval from the Japanese Ministry of Health and Welfare (Koseisho) of the Piccolo system, Teramecs contracted with Daiichi Pure Chemical to provide more extensive market coverage to sell and distribute the Piccolo system in the Japanese human medical markets under the name Lunaspin. During fiscal 1997, Teramecs also completed clinical trials of the Abaxis VetScan system and submitted for regulatory approval to market in Japan. The Company expects regulatory approval of the VetScan system from the Japanese Ministry of Agriculture, Forestry and Fishery (Nosuisho) during the summer of 1997. There can be no assurance of regulatory approval of the VetScan system, or that Teramecs and Daiichi can be successful in marketing any Abaxis products.

COMPETITION

Abaxis' competition includes clinical laboratories, hospitals and independent laboratories and manufacturers of bench top multi-test analyzers and other near-patient test systems. Blood analysis is a well established field in which there are a number of competitors which have substantially greater financial resources and larger, more established marketing, sales and service organizations than the Company. No assurance can be given that the Company's products will be competitive with existing or future products or services of such competitors.

Historically, most human medical testing has been performed in the hospital or commercial laboratory setting. Clinical laboratories have traditionally been effective at processing large panels of tests using skilled technicians and complex equipment. The Company's products compete with the clinical laboratories with respect to range of tests offered, the immediacy of results and cost effectiveness. While Abaxis cannot provide the same range of tests, the Company believes that its products will provide a sufficient breadth of test menus to compete successfully with clinical laboratories on the basis of immediacy of results and cost effectiveness. The Company's products compete with products in the marketplace with respect to ease-of-use, the ability to conduct tests without a skilled technician, the ability to conduct multiple test panels, breadth of tests, built-in calibration and quality control, cost effectiveness and quality of results.

Most of the Company's current and potential competitors have significantly greater financial and other resources than Abaxis, and the Company expects that competition will be intense. In particular, most of these competitors have large sales forces and well-developed channels of distribution. To compete, the Company must develop effective channels of distribution and a focused direct sales force. There is no assurance that the Company will be able to compete successfully.

MANUFACTURING

Abaxis began manufacturing its VetScan products for the commercial market during fiscal 1995. The Company began manufacturing Piccolo products for commercial sale in fiscal 1996. To produce and commercially ship Piccolo products, the Company must have a license to manufacture medical products in the State of California, where the Company conducts its principal manufacturing activities, and have approval from the FDA as a medical device manufacturer. In May 1996, the Company received its license to manufacture from the State of California. In September 1996, the FDA granted the Company's manufacturing facility "in compliance" status, according to the regulations for Good Manufacturing Practices ("GMP") for medical devices. The Company is scheduled for inspection by the FDA and the State of California on a routine basis, typically once every 24 months. Although the Company is not required when manufacturing the VetScan products, to comply with some of the government regulations applicable to the human market, the Company has tried to establish its manufacturing operations with procedures and controls comparable to GMP to ensure the same quality products. There can be no assurance that the Company can successfully pass a re-inspection by the FDA or the State of

California or any other future inspections. There can be no assurance that the Company can comply with all current or future government manufacturing requirements and regulations.

In addition to the development of standardized manufacturing processes and quality control programs for the entire manufacturing process, the Company's manufacturing activities are concentrated in the following three primary areas:

Point-of-Care Blood Analyzer

The analyzer used in the Piccolo and VetScan systems employs a variety of components designed or specified by Abaxis, including a variable speed motor, microprocessors, a liquid crystal display, a result card printer, a spectrophotometer and other electronic components. These components are manufactured by several third party vendors that have been qualified and approved by Abaxis and then assembled by contract manufacturers for Abaxis. The components are assembled at the Abaxis facility into the finished product and completely tested to ensure that the finished product meets product specifications. The analyzer uses technologically advanced components, many of which are available only from single source vendors. During fiscal 1997, the Company was successful in identifying potential alternate suppliers of some critical components and will continue to work on qualifying additional vendors to protect its source of supply. There can be no assurance that the Company will not experience a material interruption of supply of components from single source vendors.

Reagent Disc

The molded plastic disks used in the manufacture of the reagent disc are manufactured to the Company's specification by an established injection molding manufacturer. To achieve the precision required for accurate test results, the disks must be molded to very narrow tolerances. The Company believes only a few manufacturers are capable of manufacturing to such tolerances. To date, the Company has qualified only one manufacturer to mold the disks and only has a single mold. The Company expects to qualify a second production mold by the end of summer 1997 to better protect its supply source. While the Company has duplicated parts of the disk molding tools to strengthen and better protect its line of supply, the inability of its injection molding manufacturer to supply sufficient disks would have a material adverse impact on the Company's results of operations.

The Company assembles the reagent discs by using the molded plastic disks, loading the disk with reagents and then ultrasonically welding together the top and bottom pieces. The Company has begun development of an automated disc assembly line ("autoline") to provide anticipated capacity for future demand and to improve production efficiency. The Company expects to have this autoline fully operational by the end of fiscal 1998. The autoline is expected to double the Company's capacity while improving quality and yield. The qualification of the autoline could involve significant time and cost and could entail some initial unforeseen production problems. There can be no assurance that the autoline will be fully operational within fiscal 1998, the capacity will be doubled, quality and yield will improve or that the Company will not experience significant time requirements and additional cost with the qualification of the autoline.

Reagent Beads

The reagent discs contain diluent and all the dry reagent chemistry beads necessary to perform blood analyses. Abaxis purchases chemicals from third party suppliers and formulates the raw materials, using proprietary processes, into beads at the proper concentration and consistency to facilitate placement in the reagent disc and provide homogeneous dissolution and mixing when contacted by the diluted plasma. The Company is dependent on single source vendors for some of the chemicals and the loss of any one supplier of chemicals would materially adversely affect the results of operations. The Company is currently evaluating additional vendor sources to better protect its lines of supplies in the future. There can be no assurances that the Company can qualify additional vendor sources.

GOVERNMENT REGULATION

Piccolo System

Abaxis' Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act (the "Amendment"). The Company's current products are Class II devices requiring the submission of a 510(k) FDA pre-market notification to substantiate label claims prior to marketing. In its submission, the Company must, among other things, establish that the product to be marketed is "substantially equivalent" to a product that was on the market prior to the Amendment or to a product that has previously been cleared under the 510(k) process. The typical process for clearance of 510(k)'s can be three months to over a year and the FDA must issue a written order finding substantial equivalence.

To date, Abaxis has received market clearance for its portable blood analyzer and 16 test methods from the FDA. Abaxis is currently and plans to continue developing additional tests that will be required to be cleared through the FDA. There can be no assurance that Abaxis will receive marketing clearance for any of its future products.

The Amendment also requires the Company to manufacture its products in accordance with the GMP regulations using facilities registered to manufacture the Company's products. The Company's facility is subject to periodic inspections by the FDA. In addition, the use of the Company's facilities may be regulated by various state agencies. There can be no assurance that the Company will be able to maintain facility compliance with requirements or regulations.

The Piccolo system is also affected by the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), which is intended to ensure the quality and reliability of all medical testing in the United States regardless of where tests are performed. Under CLIA regulations, laboratory tests are divided into three categories: "waived or simple", "moderately complex" and "highly complex." The Company's current products, under these regulations, are classified in the "moderately complex" category, which would require that any location using these products be certified as a laboratory. Initial certification would require the laboratory to obtain a registration certificate from HCFA, which certificate would be issued if the laboratory (1) agrees to notify HCFA within 30 days of any change in its ownership, name or location, (2) agrees to treat proficiency testing samples in the same manner as patient specimens and (3) remits the registration fee. Within two years of registration certificate issuance, laboratories would be inspected to determine compliance with the CLIA requirements. The CLIA regulations require laboratories to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control/assurance, laboratory information systems and inspections. There can be no assurance that CLIA regulations will not have a materially adverse impact on the Company and its ability to market and sell its products.

In July 1996, the Company filed an application to the Center for Disease Control ("CDC") for its Piccolo systems to be waived from the CLIA regulations. If granted, users of the product can then avoid many of the burdens imposed on users of moderately complex tests. To have the Piccolo placed in the waived category, the Company must conduct field studies at three non-laboratory sites using at least 20 operators each who have no medical laboratory training and can operate the Piccolo system with directions that require no more than seventh grade reading skills. The Company met with the CDC in February 1997 to review its application. CDC has requested more detailed performance data, which the Company is in the process of collecting. To date, only a few companies have received waived category status for their tests and approval time from CDC appears to be over a year or two. Although the review process for a CLIA license application could potentially be very lengthy and costly, the Company believes that its Piccolo products fulfill all requirements for obtaining a waived status. There can be no assurance that the Company will be able to obtain a waived status for its Piccolo systems, or that if such waived status was granted, it will enhance the Company's ability to place Piccolo systems.

Federal and state regulations regarding the manufacture and sale of health care products and diagnostic devices are subject to future change. The Company cannot predict what material impact, if any, such changes might have on its business. In addition, some foreign markets require obtaining foreign regulatory clearances of the Company's products before they can be distributed in those countries. There can be no assurance that the Company will be able to obtain regulatory clearances for its products in the US or in foreign markets.

Although Abaxis believes that it will be able to comply with all applicable regulations of the FDA and of the State of California, current regulations depend heavily on administrative interpretations, and there can be no assurance that future interpretations made by the FDA, HCFA, CDC or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

Third party payers can indirectly affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement they will provide for blood testing services. For example, the reimbursement of fees for blood testing services for Medicare beneficiaries is set by the HCFA. If the reimbursement amounts for blood testing services are decreased in the future, it may decrease the amount which physicians and hospitals are able to recover for such services and consequently the price the Company can charge for its products. If adequate coverage and reimbursement levels are not provided by government and third-party payers for use of the Company's products, the market acceptance of those products would be adversely affected.

VetScan System

The government regulations discussed above generally do not apply to the Company's VetScan products in the US. Internationally, among the countries where the Company currently has established distribution arrangements, to the Company's knowledge, Japan is the only market where VetScan products are subject to government approvals. In Japan, veterinary diagnostic devices are regulated by the Ministry of Agriculture, Forestry and Fishery, and thus the VetScan system must be approved by such Ministry prior to being marketed in Japan. Teramecs, the Company's Japanese distributor, has submitted its application for distribution of the VetScan system in Japan. The Company expects to receive approval by the end of summer 1997, however there can be no assurance that the Ministry of Agriculture, Forestry and Fishery will approve distribution of the VetScan system in Japan.

In order to maintain high quality standards for all its products, the Company is using the same manufacturing facilities to manufacture all Point-of-Care Blood Analyzers whether they be for the Piccolo or VetScan system products and therefore is following the same manufacturing processes and procedures where practical. The Company intends to comply with prudent development and manufacturing practices applicable to the veterinary diagnostic industry.

INTELLECTUAL PROPERTY

The Company has pursued the development of a patent portfolio to protect its technology. As of June 16, 1997, the Company has filed 25 United States patent applications. The following 17 patents have been issued:


Patent No.     Description                                                            Issue Date
----------     -----------                                                            ----------

5,061,381      Apparatus and Method for Separating Cells from Biological Fluids       October 29, 1991

5,122,284      Apparatus and Method for Optically Analyzing Biological Fluids         June 16, 1992

5,173,193      Centrifugal Rotor Having Flow Partition                                December 22, 1992

5,242,606      Sample Metering Port for Analytical Rotor Having Overflow Chamber      September 7, 1993

5,275,016      Cryogenic Apparatus                                                    January 4, 1994

5,304,348      Diluent Container for Analytical Rotor                                 April 19, 1994

5,403,415      Method and Device for Ultrasonic Welding                               April 4, 1995

5,409,665      Simultaneous Cuvette Filling with Means to isolate Cuvettes            April 25, 1995

5,413,762      Reagent Testing and Analytical Composition                             May 9, 1995

5,457,053      Reagent Container for Analytical Rotor                                 October 10, 1995

5,472,603      Analytical Rotor with Dye Mixing Chamber                               December 5, 1995

5,478,750      Methods for Photometric Analysis                                       December 26, 1995

5,518,930      Simultaneous Cuvette Filling with means to isolate Cuvettes            May 21, 1996

5,590,052      Error Checking in Blood Analyzer                                       December 31, 1996

5,591,643      Simplified Inlet Channels                                              January 7, 1997

5,599,411      Method and Device for Ultrasonic Welding                               February 4, 1997

5,624,597      Reagent Compositions for Analytical Testing                            April 29, 1997

The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company has filed under the Patent Cooperation Treaty for international patent protection, and is selectively filing patents in countries where the Company expects to market its product.

The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues. Consequently, even though Abaxis is currently prosecuting its patent applications in the US and has filed an international application under the Patent Cooperation Treaty, in addition to actual foreign patents, the Company does not know whether any of its applications will result in the issuance of any further patents, or, for any patents issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications are maintained in the US in secrecy until patents issue, and since publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, Abaxis cannot be certain that it was the first creator of inventions covered by its issued patent or pending patent applications or that it was the first to file patent applications for such inventions. There can be no assurance that the Company's patent applications will result in further patents being issued or that if issued the patents will offer protection against competitors with similar technology; nor can there be any assurance that others will not gain patents that the Company would need to license or circumvent. Moreover, the Company may have to participate in interference proceedings declared by the US patent and Trademark Office to determine the priority of inventions, which could result in substantial cost to the Company.

The Company also relies upon copyright, trademarks and unpatented trade secrets, and no assurance can be given that others will not independently develop substantially equivalent proprietary information and techniques or otherwise gain access to the Company's trade secrets or disclose such technology.

Abaxis requires its employees, consultants and advisors to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by an individual shall be the exclusive property of the Company, other than inventions unrelated to the Company's business and developed entirely on the employee's own time. There can be no assurance, however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information.


EMPLOYEES

The Company's success depends upon the continued contribution of its officers and key personnel, many of whom would be difficult to replace. If certain of these people were to leave the Company, the Company's ability to achieve its business objective might be impeded.

As of March 31, 1997, the Company had a total of 59 full-time employees. Fifteen employees, including three Ph.D's, continued to further the Company's research and development activities while also driving the manufacturing process development. Twenty-five employees worked in manufacturing operations devoting their time to manufacturing the VetScan and Piccolo products as well as supporting development activities as necessary. Twelve employees including one Ph.D, were selling and marketing the VetScan and Piccolo products. The remaining seven employees worked in general administration to support the Company's administrative requirements. The Company also uses temporary help to assist in carrying out certain operational duties. As of March 31, 1997, the Company had 18 temporary employees and most of them were assisting in manufacturing operations.

None of the employees are covered by collective bargaining agreements and management considers its relations with employees to be good.

ITEM 2.  PROPERTIES

The Company occupies approximately 38,300 square feet of office, research and development and manufacturing space in a building in Sunnyvale, California. The Company's lease will expire in July 2000. During fiscal 1997 the Company had adequate space to satisfy all its needs. The Company believes that it may need additional space during fiscal year 1998 for warehousing purposes. Should the need for additional space arise, the Company believes that suitable additional space will be available on commercially reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in litigation in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

The Company's initial public offering was completed in January 1992. From that date, the Company's common stock has been traded in on the Nasdaq National Market under the symbol ABAX.

The high and low prices for the Company's common stock during each quarter since April 1, 1995 are exhibited in the table below, as represented by the high and low daily trade closing sales prices.

               Fiscal 1996                            High          Low
               -----------                            ----          ---
        First Quarter                                $7.125       $4.625
        Second Quarter                               $9.125       $6.750
        Third Quarter                                $8.625       $5.000
        Fourth Quarter                               $6.875       $5.625

               Fiscal 1997
               -----------
        First Quarter                                $7.125       $4.125
        Second Quarter                               $6.000       $3.375
        Third Quarter                                $5.750       $2.625
        Fourth Quarter                               $4.250       $2.500

               Fiscal 1998
               -----------
        First Quarter (through June 16, 1997)        $3.375       $2.750

As of June 16, 1997, there were 267 shareholders of record and approximately 4,700 beneficial shareholders. Abaxis has never paid dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

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

On April 30, 1997, the Company issued warrants to Transamerica Business Credit Corporation ("Transamerica") for the purchase of 106,667 shares of common stock at an initial exercise price of $3.00 per share. The warrants will expire April 30, 2004. The warrants were issued as part of a $2,000,000 equipment line of credit agreement with Transamerica. The warrants and shares issuable have not been registered under the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected financial data of the Company are qualified by reference to and shall be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements, related notes and other financial information included elsewhere in this report.

                                                                     Years Ended March 31,
                                              1997            1996            1995            1994            1993
                                          ------------    ------------    ------------    ------------    ------------
STATEMENT OF OPERATIONS DATA:
Total revenues                            $  7,294,000    $  2,948,000    $  1,044,000    $  1,163,000    $       --
                                          ------------    ------------    ------------    ------------    ------------

Operating expenses:
   Cost of product sales                     7,661,000       4,883,000       2,587,000            --              --
   Research and development                  1,315,000       1,326,000       4,166,000       8,540,000       7,529,000
   Selling, general and administrative       4,867,000       3,482,000       3,504,000       2,175,000       1,577,000
                                          ------------    ------------    ------------    ------------    ------------

Total costs and operating expenses          13,843,000       9,691,000      10,257,000      10,715,000       9,106,000
                                          ------------    ------------    ------------    ------------    ------------

Loss from operations                        (6,549,000)     (6,743,000)     (9,213,000)     (9,552,000)     (9,106,000)

Interest income and other                      360,000         547,000         376,000         874,000       1,197,000
Interest expense                                  --              --          (149,000)       (240,000)       (131,000)
                                          ------------    ------------    ------------    ------------    ------------

Net loss                                  $ (6,189,000)   $ (6,196,000)   $ (8,986,000)   $ (8,918,000)   $ (8,040,000)
                                          ============    ============    ============    ============    ============

Net loss per share                        $      (0.59)   $      (0.65)   $      (1.24)   $      (1.43)   $      (1.30)
                                          ============    ============    ============    ============    ============

Shares used in calculating
  net loss per share                        10,502,646       9,466,084       7,268,315       6,226,087       6,176,142
                                          ============    ============    ============    ============    ============


                                                                     Years Ended March 31,
                                              1997            1996            1995            1994            1993
                                          ------------    ------------    ------------    ------------    ------------
BALANCE SHEET DATA:
Cash, cash equivalents, and
  short-term investments                  $  5,321,000    $  7,778,000    $  7,195,000    $  5,573,000    $  9,801,000

Working capital                              6,825,000       7,912,000       7,109,000       3,971,000       6,887,000

Long-term investments                             --           500,000         700,000       4,500,000      10,943,000

Total assets                                11,977,000      13,046,000      12,147,000      13,569,000      23,370,000

Long-term portion of notes payable
  and capital lease obligation                    --              --              --         1,089,000       1,489,000

Total shareholders' equity                   9,358,000      10,726,000      10,436,000      10,003,000      18,752,000


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Abaxis, Inc. (the "Company") develops, manufactures and markets portable blood analysis systems for use in any patient-care setting to provide clinicians with rapid blood constituent measurements. The Company's products consist of a compact 6.9 kilogram analyzer and a series of single-use plastic disks called reagent discs that contain all the chemicals required to perform a panel of up to 12 tests. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma using either venous or fingerstick samples. The system provides test results in less than 15 minutes with the precision and accuracy equivalent to a clinical laboratory. The Company currently markets this system for veterinary use under the name VetScan and in the human medical market under the name Piccolo.

During fiscal 1997, the Company continued to increase its customer base. The Company shipped a record number of its Point-of-Care Blood Analyzers during the year: 703 analyzers (up 142% or 413 units from last fiscal year), with 407 analyzers placed domestically and 296 analyzers placed internationally. In the US, the Company placed 362 VetScan systems and 45 Piccolo systems. Internationally, the Company shipped 169 Piccolo systems and 127 VetScan systems. Two hundred systems were shipped to Japan, 90 systems to Europe and the balance to other various countries. In addition to the analyzer placement, the Company shipped a total of 225,250 reagent discs, and approximately 78% of these reagent discs (up 177% or 144,000 units from last year) were consumed by the US veterinary market where the Company has shipped more than 700 VetScan systems.

On June 20, 1996, the Board of Directors of Abaxis announced the appointment of Clinton H. Severson as President and Chief Executive Officer, succeeding Gary H. Stroy. Mr. Stroy remains as Chairman of the Board. As Chairman of the Board, Mr. Stroy's focus is on business development and strategic corporate alliances for the Company. Mr. Severson brings to the Company an extensive background in the medical diagnostic arena and expertise in international distribution and product development.

During fiscal 1997, the Company continued to be successful in the US veterinary market. By the end of the fiscal year, the Company had installed a total of 767 VetScan systems in the US, an 83% increase from its customer base of 409 VetScan systems a year earlier. The addition of two national institutional customers, Veterinary Centers of America ("VCA") and VetSmart, contributed significantly to the Company's new system placements. Both customers purchased the Company's VetScan systems to replace systems from the Company's competitors. The Company began selling its VetScan systems to VCA hospitals in September 1996 and through May 1997, a total of 88 systems were installed in a number of VCA's 155 free-standing animal hospitals. In March 1997, the Company signed an agreement with VetSmart to provide during the next twelve months, 105 VetScan systems and 80,000 reagent discs for use in VetSmart pet hospitals. Through May 1997, the Company has installed 91 VetScan systems in VetSmart pet hospitals located in PetSmart stores nationwide. There can be no assurance that VCA or VetSmart will place additional orders for VetScan systems or reagent discs beyond the terms of current agreements or purchase orders.

The Company has targeted branches of the US military as potential customers for the Company's Piccolo Point-of-Care Blood Analyzer based on the features of the Piccolo systems and the special requirements of the military environment. The Company has been involved in rigorous studies with the US Navy since 1995, evaluating the feasibility and clinical utility of the Piccolo systems in the often rugged environment encountered by the Navy. In March 1997, the Company announced that it had been awarded a contract with a potential contract value of up to $7.5 million to provide the US Navy and the Marine Corps its Piccolo Point-of-Care Blood Analyzer and reagent disc products. The contract calls for a maximum order of approximately 345 Piccolo systems and 250,000 reagent discs. Through May 1997, the Company has shipped 72 Piccolo systems under this contract and another 43 systems have been ordered but not yet shipped. There can be no assurance that the Company will receive orders for the maximum order quantity under the conditions of the contract.

The Company believes that its current menu of 15 reagent test methods for its Piccolo systems are suitable for certain niche human market segments, such as the military, but not broad enough to fulfill the diagnostic needs of physician's office practices. One of the key factors to the Company's future success depends on the Company's ability to identify and develop new test methods that will allow the Company to penetrate the human diagnostic market. During fiscal 1997, the Company received 510(k) clearance from the Food and Drug Administration ("FDA") for its GGT test. Completion of GGT allowed the Company to release the Liver Panel Plus reagent disc product in October 1996, which is currently being sold to the US Navy. The Company also completed development of CK during fiscal 1997 which allowed the Company to release a new Equine Profile reagent disc product into the veterinary market in June 1997. This method will be entered into clinical trials during fiscal 1998 for inclusion in new reagent disc products for the human medical market. The Company has identified ten additional test methods that are likely candidates to enhance its ability to penetrate the human medical market, as well as broadening its market coverage in the veterinary market. In January 1997, the Company allocated resources to begin the feasibility phase to develop four electrolyte test methods: bicarbonate, chloride, potassium, and sodium. The Company expects to conclude the feasibility phase of these four tests by the end of summer 1997 and if the results are favorable, proceed with developing these tests into marketable products for both the human and the veterinary markets. The Company estimates that development of these four test methods as a group will take approximately 18 months to complete and should be available during 1998. There can be no assurance that the Company will be successful in the development of the test methods or that the methods will be developed within the anticipated time frame.

For the human market, the Company plans on incorporating these tests into new panels consistent with the codes in the 1998 version of the new Current Procedures Terminology ("CPT") manual published by the American Medical Association ("AMA"). These new CPT codes represent a set of tests performed in standardized panels released in late March, 1997 by the Health Care Financing Administration ("HCFA"), the federal agency that administers the Medicare and Medicaid programs. The American Medical Association originally proposed eight standardized panels and the HCFA adopted four of these panels, with some modifications, effective July 1, 1997. The four fixed-test panels are: electrolytes, comprehensive metabolic, hepatic function, and basic metabolic. Abaxis currently has all the tests for the hepatic function panel, and will have all required tests for the additional three panels with the development of the four electrolyte tests.

In addition to investing its own resources in expanding the test menu, the Company signed a nonbinding letter of intent with Teramecs Co., Ltd. and Daiichi Pure Chemicals Co., Ltd. in April 1997 to jointly develop additional test methods for use on the Piccolo analyzer. The product development collaboration will focus on commercializing targeted methods for lipids, proteins, and enzymes. The Company expects to sign a definitive agreement in 1997. There can be no assurance that the Company will be able to develop these new test methods, conclude a definitive agreement with Teramecs and Daiichi Pure Chemicals, or if the test methods were developed, be able to successfully market these methods.

Market acceptance of the Company's Piccolo products in the US will depend in part on all current and future regulations affecting the conditions under which a health care practitioner may conduct medical tests using the Company's products. One of the regulations that affects the Piccolo Systems is the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"). Under the CLIA regulations, the Company's Piccolo systems are currently classified as "moderately complex", which requires that any location using the Piccolo products be certified as a laboratory. Even though the Company believes that obtaining a CLIA license does not require significant resources for clinicians, it can be a barrier to the Company's ability to place Piccolo systems. In July 1996, the Company filed an application to the Center for Disease Control ("CDC") for its Piccolo systems to be waived from the CLIA regulations. The Company met with the CDC in February 1997 to review its application. Although the review process for a CLIA license application could potentially be very lengthy and costly, the Company believes that its Piccolo products fulfill all requirements for obtaining a waived status. There can be no assurance that the Company will be able to obtain a waived status for its Piccolo systems, or that if such waived status was granted, it will enhance the Company's ability to place Piccolo systems. (See "Business-Government Regulation.")

Finally, the Company's success will depend on its ability to introduce point-of-care systems and compete with laboratories removed from the patient-care setting and with other companies that offer near-patient testing for the alternate-site market. The imposition of more stringent government regulations or failure to achieve success in these areas could have a materially adverse effect on the results of operations and financial condition of the Company. (See "Business-Competition.")

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

The Company's periodic operating results have in the past varied and in the future may vary significantly depending on, but not limited to, a number of factors, including the level of competition; the size and timing of sales orders; market acceptance of the current and new products; new product announcements by the Company or its competitors; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products on a timely basis; component costs and supply constraints; manufacturing capacities and ability to scale up production; the mix of product sales between the analyzers and the reagent discs; mix in sales channels; levels of expenditure on research and development; changes in Company strategy; personnel changes; regulatory changes; and general economic trends.

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

RESULTS OF OPERATIONS

Revenue

During fiscal 1997, the Company reported revenues of $7,294,000, of which $4,699,000 were from sales of Point-of-Care Blood Analyzers, $2,099,000 from sales of reagent disc products, $407,000 from Orbos contracts and $89,000 from other revenue. During fiscal 1996, the Company reported revenues of $2,948,000, of which $1,807,000 were from sales of Point-of-Care Blood Analyzers, $789,000 from sales of reagent disc products, and $352,000 from Orbos contracts. During fiscal 1995, the Company reported revenues of $1,044,000, $845,000 from the sale of VetScan Analyzers and reagent discs and $199,000 from Orbos development agreements. The $4,346,000 or 147% increase in revenues in fiscal 1997 compared to fiscal 1996 was due to increased unit sales of Point-of-Care Blood Analyzers, direct sales during the fourth quarter of fiscal 1997 of Piccolo systems to the US military which yields higher revenue compared to distributor sales of VetScan systems, and increased repeat reagent disc sales in both the US and international markets. The $1,904,000 or 182% increase in revenues in fiscal 1996 compared to fiscal 1995 was primarily due to increased unit sales of

VetScan Analyzers, increased repeat reagent disc sales from its existing VetScan customers, shipments of its Piccolo systems and reagent discs which began in November 1995, and an increase in revenues from its Orbos contracts.

Cost of Product Sales

Since the Company began recognizing revenue from the sale of its VetScan products in the second quarter of fiscal 1995, all costs associated with manufacturing and production have been included in cost of product sales. Cost of product sales includes the cost of all manufacturing activities for the Company's products, as well as the costs associated with the Company's manufacturing capacity. Cost of product sales during fiscal 1997, 1996 and 1995 was $7,661,000, $4,883,000 and $2,587,000, respectively. The increase in cost of product sales when comparing fiscal 1997 to fiscal 1996 of $2,778,000 or 57% was primarily a function of the increase in sales volume, partially offset by efficiencies resulting from standardized manufacturing processes. The increase in cost of product sales in fiscal 1996 compared to fiscal 1995 of $2,296,000 or 89% was primarily due to the fact that the Company began commercial shipment in July 1994 and hence only three quarters of a year of manufacturing and production expenses were included in cost of sales during fiscal 1995.

Research and Development Expense

The Company incurred research and development expenses of $1,315,000 in fiscal 1997, compared with $1,326,000 in fiscal 1996 and $4,166,000 in fiscal 1995. The $11,000 or less than 1% decrease in research and development expenses in fiscal 1997 compared to fiscal 1996 is mainly the result of allocation of some of the development resources to support product manufacturing activities. The decrease in research and development expenses in fiscal 1996 compared to fiscal 1995 was primarily due to the classification of the manufacturing operating expenses to cost of sales beginning July 1994, lower materials consumption for the development of chemistry methods, and overall reduced spending as the Company transitioned its primary focus from research and development to commercialization. Research and development activities accounted for approximately 9% of total operating expenses during fiscal 1997 as compared to 14% during fiscal 1996 and 41% during fiscal 1995. The Company expects the dollar amount of research and development expenses to increase in fiscal 1998 from fiscal 1997, as the Company undertakes development of new test methods to expand its test menus as well as other development projects. There can be no assurance, however, that the Company will undertake such research and development activities in future periods or, if it does, that such activities will be successful.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $4,867,000 in fiscal 1997, compared to $3,482,000 in fiscal 1996 and $3,504,000 in fiscal 1995. The increase of expense in fiscal 1997 compared to fiscal 1996 of $1,363,000 or 39% is related primarily to launching the Piccolo products worldwide and increases in administrative, sales and marketing staffing. The decrease in selling, general and administrative costs for fiscal 1996 compared to fiscal 1995 was primarily due to costs associated with launching the VetScan products in fiscal 1995 partially offset by increased marketing and sales activities in fiscal 1996 related to the preparation of launching the Piccolo products worldwide, including signing and training international distributors.

Interest Income

Interest income totaled $332,000 for fiscal 1997, compared with $547,000 in fiscal 1996 and $376,000 for fiscal 1995. Interest income decreased $215,000 or 39% in fiscal 1997 compared to fiscal 1996. The decrease was primarily the result of decreased investment levels and a lower rate of return on investments due to shorter terms of the investments. Interest income increased $171,000 or 45% from fiscal 1995 to 1996 primarily due to increased cash investment levels in fiscal 1996. The Company incurred no interest expense during fiscal 1997 and 1996. During fiscal 1995 interest expense was $149,000, mainly for payment of the Company's equipment loan.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during fiscal 1997, was $6,818,000, compared to $5,744,000 and $8,329,000 for fiscal 1996 and 1995, respectively. The increase in net cash used in operating activities in fiscal 1997 compared to fiscal 1996 was the result of increases in trade and other receivables due to increased revenue in primarily the fourth quarter of fiscal 1997 from the same period in fiscal 1996, increases in inventory necessary to meet production demands for increased shipments and a decrease in trade accounts payable. The increases in net cash used in operating activities in fiscal 1997 were partially offset by increases in liabilities such as accrued payroll, other accrued liabilities, warranty reserve and deferred revenue. The decrease in the net cash used in operating activities in fiscal 1996 as compared to fiscal 1995 was primarily attributable to the lower net loss in fiscal 1996, partially offset by the increase in trade receivables as the Company's revenues increased in the fourth quarter of fiscal 1996 from the same period of fiscal 1995.

Net cash provided by investing activities for fiscal 1997 was $1,842,000 as compared to $2,564,000 of net cash used in fiscal 1996 and $4,454,000 of net cash provided in fiscal 1995. The change from net cash used in fiscal 1996 to net cash provided by investing activities for fiscal 1997 was primarily due to total maturities of available-for-sale securities exceeding purchases of available-for sale securities in fiscal 1997 resulting in a decrease of total short-term investments. Cash provided by maturities and sales of available-for-sale securities was partially offset by increased purchases of property and equipment over fiscal 1996 levels. The change from net cash used in fiscal 1996 as compared to the net cash provided in fiscal 1995 was primarily due to net results of purchases of available-for-sale investments over maturities and sales of available-for-sale investments, partially offset by lower purchases of property and equipment during fiscal 1996 as compared to fiscal 1995 when the Company set up its initial commercial manufacturing capabilities.

Net cash provided by financing activities for fiscal 1997 was $4,821,000 as compared to $6,439,000 of net cash provided in fiscal 1996 and $7,331,000 of net cash provided in fiscal 1995. Net cash provided by financing activities in fiscal 1997 and 1996 was primarily the result of offshore private placements of preferred stock and issuance of common stock. Net cash provided by financing activities for fiscal 1995 consisted primarily of a registered direct placement of common stock, partially offset by principal payments made under capital lease obligations.

As of March 31, 1997, the Company had approximately $1,436,000 in cash and cash equivalents and $3,885,000 in short-term investments, for total cash resources of $5,321,000. As of March 31, 1997, the Company had no credit facilities. The Company expects to incur substantial additional costs to support its future operations, including commercialization of its Piccolo products; development of a sales and marketing organization to support sales and marketing activities for the Piccolo and VetScan products; acquisition of capital equipment for the Company's manufacturing facilities, which includes the ongoing development and implementation of an automated manufacturing line to provide capacity for commercial volumes; costs related to continuing development of its current and future products; additional pre-clinical testing and clinical trials for its current and future products; and expansion of administrative support activities. The Company is currently contracting with a vendor to build an automated disc assembly line to provide anticipated capacity for future demand and to improve production efficiency. The Company currently estimates the cost of this new production line will be approximately $1,500,000 of which approximately $945,000 was paid through March 31, 1997. The Company expects to pay the balance upon acceptance of the equipment. In April 1997, in anticipation of taking delivery of the automated assembly line, the Company arranged for a equipment financing loan of up to $2,000,000, with 36 monthly payments, and a final balloon payment equal to 10% of the original principal amount. The equipment financing loan is collateralized by the Company's equipment and bear interest at approximately 16%. As of May 31, 1997, the Company has drawn $600,000 against this equipment financing loan. Additional manufacturing equipment will also need to be added during fiscal 1998 to provide sufficient production capabilities. Additionally, inventories and receivables related to the commercialization of the VetScan and Piccolo systems could increase significantly in future periods, which would require significant capital resources.

The Company anticipates that its existing capital resources and anticipated revenue from the sales of its products will not be adequate to satisfy its currently planned operating and financial requirements through fiscal 1998. Accordingly, the Company will need to raise additional funds from public or private financing if it is to sustain its currently planned level of operating expenses during fiscal 1998, or in the event that the Company is unsuccessful in raising sufficient funding, the Company will have to significantly reduce its operating expenses, which could have a material adverse impact on the Company's ability to develop, manufacture and market products, and hence the Company's results of operations. There can be no assurance that any financing will be available, or if available, be available at terms acceptable to the Company. Furthermore, any additional equity financing may be dilutive to shareholders and debt financing may involve restrictive covenants.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

         Report of Deloitte & Touche LLP, Independent Auditors

         Report of Ernst & Young LLP, Independent Auditors

         Balance Sheets at March 31, 1997 and 1996

         Statements of operations for each of the three years in the period ended March 31, 1997

         Statement of Shareholders' Equity for each of the three years in the period ended March 31, 1997

         Statements of Cash Flows for each of the three years in the period ended March 31, 1997

         Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Abaxis, Inc.:

We have audited the accompanying balance sheets of Abaxis, Inc. as of March 31, 1997 and 1996, and the related statements of operations, shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The financial statements of the Company for the year ended March 31, 1995 were audited by other auditors whose report, dated April 21, 1995, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




DELOITTE  &  TOUCHE  LLP

San Jose, California
April 22, 1997 (April 30, 1997 as to Note 10)

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Shareholders
Abaxis, Inc.

We have audited the accompanying statements of operations, shareholders' equity, and cash flows of Abaxis, Inc. for the year ended March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Abaxis, Inc. for the year ended March 31, 1995, in conformity with generally accepted accounting principles.


ERNST & YOUNG LLP
San Jose, California
April 21, 1995

                                  ABAXIS, INC.

                                 BALANCE SHEETS

                                                                              March 31,
                                                                   ------------------------------
ASSETS                                                                 1997               1996
                                                                   -----------        -----------

Current assets:
  Cash and cash equivalents ................................       $ 1,436,000        $ 1,591,000
  Short-term investments ...................................         3,885,000          6,187,000
  Trade and other receivables ..............................         1,690,000            690,000
  Interest receivable ......................................            80,000             41,000
  Inventories ..............................................         2,218,000          1,456,000
  Prepaid expenses .........................................           135,000             92,000
                                                                   -----------        -----------

           Total current assets ............................         9,444,000         10,057,000

Property and equipment - net ...............................         2,453,000          2,427,000
Long-term investments ......................................                 0            500,000
Deposits and other assets ..................................            80,000             62,000

Total assets ...............................................       $11,977,000        $13,046,000
                                                                   ===========        ===========

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
  Accounts payable .........................................       $   695,000        $ 1,017,000
  Accrued payroll and related expenses                                 604,000            417,000
  Other accrued liabilities ................................           554,000            225,000
  Warranty reserve .........................................           495,000            249,000
  Deferred rent ............................................            24,000             94,000
  Deferred revenue .........................................           247,000            143,000
                                                                   -----------        -----------

           Total current liabilities .......................         2,619,000          2,145,000
                                                                   -----------        -----------

Customer deposits ..........................................               -              175,000
                                                                   -----------        -----------

Commitments and contingencies (Note 5)

Shareholders' equity:
  Convertible preferred stock, no par value:  authorized
   shares - 5,000,000; none issued..........................               -                   -
  Common stock, no par value: authorized shares - 35,000,000;
   issued and outstanding shares - 11,886,153 in 1997 and
   9,857,628 in 1996 .......................................        58,403,000         53,556,000
  Accumulated deficit ......................................       (49,045,000)       (42,830,000)
                                                                   -----------        -----------
           Total shareholders' equity ......................         9,358,000         10,726,000
                                                                   -----------        -----------

Total liabilities and shareholders' equity .................       $11,977,000        $13,046,000
                                                                   ===========        ===========

See notes to financial statements.

                                  ABAXIS, INC.

                            STATEMENTS OF OPERATIONS





                                                            Year Ended March 31,
                                            ----------------------------------------------------
                                                1997                 1996               1995
                                            ------------        ------------        ------------

Revenues:
  Product sales, net ................       $  7,294,000        $  2,948,000        $    845,000
  Other development revenue .........                  -                   -             199,000
                                            ------------        ------------        ------------

Total revenues ......................          7,294,000           2,948,000           1,044,000
                                            ------------        ------------        ------------

Costs and operating expenses:
  Cost of product sales .............          7,661,000           4,883,000           2,587,000
  Research and development ..........          1,315,000           1,326,000           4,166,000
  Selling, general and administrative          4,867,000           3,482,000           3,504,000
                                            ------------        ------------        ------------

Total costs and operating expenses ..         13,843,000           9,691,000          10,257,000
                                            ------------        ------------        ------------

Loss from operations ................         (6,549,000)         (6,743,000)         (9,213,000)
Interest and other income ...........            360,000             547,000             376,000
Interest expense ....................                  -                   -            (149,000)
                                            ------------        ------------        ------------

Net loss ............................       $ (6,189,000)       $ (6,196,000)       $ (8,986,000)
                                            ============        ============        ============

Net loss per share ..................       $      (0.59)       $      (0.65)       $      (1.24)
                                            ============        ============        ============

Weighted average shares outstanding .         10,502,646           9,466,084           7,268,315
                                            ============        ============        ============


See notes to financial statements.

                                  ABAXIS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                        Convertible Preferred Stock        Common Stock                      Deferred      Total
                                        --------------------------- -------------------------  Accumulated    Compen-  Shareholders'
                                             Shares      Amount       Shares        Amount       Deficit      sation      Equity
                                           ---------  ------------  ----------   ------------ ------------- ---------- -------------
Balances at April 1, 1994 ................        -   $         -    6,260,922   $37,782,000  ($27,648,000) ($131,000) $ 10,003,000

Stock option exercises ...................        -             -      111,752       115,000             -          -       115,000
Issuance of common stock in a public
  offering, net of issuance costs
  of $167,000 ............................        -             -    2,347,250     9,222,000             -          -     9,222,000
Amortization of deferred compensation
  and cancellation of stock options ......        -             -            -        (2,000)            -     84,000        82,000
Net loss .................................        -             -            -             -    (8,986,000)         -    (8,986,000)
                                           ---------  ------------  ----------   ------------ ------------- ---------- -------------

Balances at March 31, 1995 ...............        -             -    8,719,924    47,117,000   (36,634,000)   (47,000)   10,436,000

Stock option exercises ...................        -             -      157,704       389,000             -          -       389,000
Issuance of common stock in a private
  placement, net of issuance costs
  of $23,000 .............................        -             -      980,000     6,050,000             -          -     6,050,000
Amortization of deferred compensation ....        -             -            -             -             -     47,000        47,000
Net loss .................................        -             -            -             -    (6,196,000)         -    (6,196,000)
                                           ---------  ------------  ----------   ------------ ------------- ---------- -------------

Balances at March 31, 1996 ...............        -             -    9,857,628    53,556,000   (42,830,000)         -    10,726,000

Stock option exercises ...................        -             -       20,925        67,000             -          -        67,000
Issuance of Series A preferred stock in a
  private placement, net of issuance costs
  of $220,000 ............................  500,000     4,780,000            -             -             -          -     4,780,000
Preferred dividends paid .................        -             -            -             -       (26,000)         -       (26,000)
Conversion of preferred stock into common
  stock .................................. (500,000)   (4,780,000)   2,007,600     4,780,000             -          -             -
Net loss .................................        -             -            -             -    (6,189,000)         -    (6,189,000)
                                           ---------  ------------  ----------   ------------ ------------- ---------- -------------

Balances at March 31, 1997 ...............        -   $         -   11,886,153   $58,403,000  ($49,045,000) $       -  $  9,358,000
                                           =========  ============  ==========   ============ ============= ========== =============

See notes to financial statements

                                  ABAXIS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                               Year Ended March 31,
                                                             -----------------------------------------------------
                                                                  1997                1996                1995
                                                             -------------       -------------       -------------
Operating activities:
  Net loss ............................................       $( 6,189,000)       $( 6,196,000)       $( 8,986,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization .....................            934,000             657,000             978,000
    Amortization of deferred compensation .............                  -              47,000              82,000
    Changes in assets and liabilities:
      Trade and other receivables .....................         (1,000,000)           (405,000)           (183,000)
      Interest receivable .............................            (39,000)             (6,000)            198,000
      Inventories .....................................           (762,000)           (414,000)           (783,000)
      Prepaid expenses ................................            (43,000)            (19,000)            208,000
      Deposits and other assets .......................            (18,000)            (17,000)              6,000
      Accounts payable ................................           (322,000)            519,000            (248,000)
      Accrued payroll and related expenses ............            187,000              99,000            (164,000)
      Other accrued liabilities .......................            505,000             (28,000)            264,000
      Deferred revenue ................................            104,000              34,000             109,000
      Customer deposits ...............................           (175,000)            (15,000)            190,000
                                                             -------------       -------------       -------------

        Net cash used in operating activities .........         (6,818,000)         (5,744,000)         (8,329,000)
                                                             -------------       -------------       -------------

Investing activities:
  Purchase of available-for-sale securities ...........        (27,370,000)        (17,194,000)        (28,026,000)
  Maturities of available-for-sale securities .........         30,172,000          15,250,000          26,337,000
  Sales of available-for-sale securities ..............                  -                   -           7,323,000
  Purchase of property and equipment ..................           (960,000)           (620,000)         (1,184,000)
  Capital lease deposits ..............................                  -                   -               4,000
                                                             -------------       -------------       -------------

        Net cash provided by (used in) investing ......          1,842,000          (2,564,000)          4,454,000
                                                             -------------       -------------       -------------

Financing activities:
  Principal payments under notes payable and capital
    lease obligations .................................                  -                   -          (2,006,000)
  Proceeds from issuance of common and preferred ......          4,847,000           6,439,000           9,337,000
  Preferred dividends paid ............................            (26,000)                  -                   -
                                                             -------------       -------------       -------------

        Net cash provided by financing activities .....          4,821,000           6,439,000           7,331,000
                                                             -------------       -------------       -------------

Increase (decrease) in cash and cash equivalents ......           (155,000)         (1,869,000)          3,456,000

Cash and cash equivalents at beginning of year ........          1,591,000           3,460,000               4,000
                                                             -------------       -------------       -------------

Cash and cash equivalents at end of year ..............      $   1,436,000       $   1,591,000       $   3,460,000
                                                             =============       =============       =============
Supplemental disclosures of cash flow information -
  Cash paid for interest ..............................      $           -       $           -       $     149,000
                                                             =============       =============       =============
Noncash financing activity -
  Conversion of preferred stock into common stock .....      $   4,780,000       $           -       $           -
                                                             =============       =============       =============

                                  ABAXIS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Abaxis, Inc. (the Company) was incorporated in California in 1989 and develops, manufactures and markets portable blood analysis systems. The Company was in the development stage until fiscal 1997.

      FUTURE FINANCING - The Company expects to incur substantial costs in fiscal 1998 related to the continued development and marketing of its products. In addition, future capital requirements will include amounts necessary to fund accounts receivable, inventories, and capital equipment acquisitions. The Company does not believe that its existing capital resources and anticipated revenue from VetScan and Piccolo product sales will be adequate to satisfy its currently planned financial requirements through fiscal 1998. Consequently, the Company will need to raise additional funds from private or public financing if it is to sustain its currently planned level of operating expenses during fiscal 1998, or in the event that the Company is unsuccessful in raising sufficient funding, the Company will have to significantly reduce its operating expenses.

      CASH EQUIVALENTS AND INVESTMENTS - Cash equivalents consist of short-term financial instruments with original maturities of less than 90 days from the date of acquisition that are readily convertible into cash. Short-term investments have maturities of less than one year from the balance sheet date and long-term investments have maturities greater than one year from the balance sheet date.

      Investments consist primarily of marketable debt securities that are classified as "available-for-sale" and are carried at amounts approximating fair value. The fair values for marketable debt securities are based on quoted market prices. Unrealized gains and losses, net of tax, are reportable in shareholders' equity; however, such amounts have not been material and therefore were not recorded. The cost basis of investments is adjusted for the amortization of premiums and the accretion of discounts to maturity, which is included in interest income. Realized gains and losses are also included in interest income. The cost of securities sold is based on the specific identification method.

      CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short- and long-term investments, as well as accounts receivable. The Company has placed the majority of its cash and cash equivalents and short- and long-term investments in high-credit, high-quality corporate notes and commercial paper.

      The Company sells its products primarily to organizations in the United States, Japan and Europe. The Company monitors the credit status of its customers on an ongoing basis and generally does not require its customers to provide collateral or other security to support accounts receivable. While the Company maintains allowances for potential bad debt losses, such losses to date have not been material. At March 31, 1997, three customers accounted for 25%, 25% and 15% of accounts receivable, respectively. At March 31, 1996, three customers accounted for 54%, 11% and 10% of accounts receivable, respectively.

      PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are generally provided using the straight-line method over the shorter of the estimated useful lives of the assets (two to five years) or the lease term.

      INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market.

      REVENUE RECOGNITION - Under a distribution agreement, a veterinary products distributor has certain rights of return for products unsold by the distributor. The Company defers recognition of such sales and profits until the products are resold by the distributor. For direct sales and for distributors where significant rights of return for products unsold do not exist, revenues are recognized upon shipment. A provision for the estimated future cost of warranty is made at the time revenue is recognized.

      INCOME TAXES - The Company accounts for income taxes using an asset and liability approach to recording deferred taxes.

      CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES - The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts receivable, the net realizable value of inventory, certain accruals and warranty reserves. Actual results could differ from those estimates.

      The Company operates in a dynamic industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a negative effect on the Company in terms of its future financial position and results of operations: ability to obtain additional financing; regulatory changes; uncertainty regarding health care reforms; fundamental changes in the technology underlying blood testing; the ability to develop new products that are accepted in the marketplace; competition, including, but not limited to pricing and products or product features and services; litigation or other claims against the Company; the adequate and timely sourcing of inventories; and the hiring, training and retention of key employees.

      NET LOSS PER SHARE - Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options are excluded from the computation as their effect is antidilutive.

      STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees."

      RECENTLY ISSUED ACCOUNTING STANDARD - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the third quarter of fiscal 1998.

      SFAS 128 replaces current earnings per share (EPS) reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS exclude dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. The adoption of SFAS 128 will not have an impact on the Company's historically reported EPS.

2.    INVESTMENTS

      The amortized cost and the estimated fair value of available-for-sale securities at March 31 are materially the same and are shown below by contractual maturity:


                                                     1997             1996
                                                  ----------       ----------
Due in one year or less:
  Commercial paper and bankers' acceptances       $        -       $4,987,000
  Corporate debt securities ...............        3,885,000        1,200,000
                                                  ----------       ----------

                                                  $3,885,000       $6,187,000
                                                  ==========       ==========

Due after one year through two years -
  Corporate debt securities ...............       $        -       $  500,000
                                                  ==========       ==========



3.    INVENTORIES

      Inventories at March 31 consist of the following:

                                                     1997             1996
                                                  ----------       ----------

Raw materials . ...........................       $1,235,000       $  829,000
Work in process ...........................          723,000          467,000
Finished goods ............................          260,000          160,000
                                                  ----------       ----------

                                                  $2,218,000       $1,456,000
                                                  ==========       ==========

4.    PROPERTY AND EQUIPMENT

      Property and equipment at March 31 consist of the following:



                                                     1997             1996
                                                  ----------       ----------
Machinery and equipment ...................       $3,412,000       $3,325,000
Furniture and fixtures ....................          935,000          635,000
Computers and computer equipment...........          812,000          876,000
Leasehold improvements ....................          230,000          414,000
Construction in progress ..................        1,367,000          679,000
                                                  ----------       ----------

                                                   6,756,000        5,929,000
Accumulated depreciation and amortization         (4,303,000)      (3,502,000)
                                                  ----------       ----------

Net property and equipment ..............         $2,453,000       $2,427,000
                                                  ==========       ==========




5.    COMMITMENTS AND CONTINGENCIES

      LEASES - The Company leases its principal facility under a noncancelable operating lease agreement that expires in July 2000. Monthly rental payments increase based on a predetermined schedule. The Company recognizes rent expense on a straight-line basis over the life of the lease. The future minimum payments under the operating lease at March 31, 1997 are as follows:


Fiscal Year
-----------

   1998 ....................................    $ 598,000
   1999 ....................................      682,000
   2000 ....................................      705,000
   2001 ....................................      237,000
                                                ==========

Total ......................................    $2,222,000
                                                ==========



      Rent expense under operating leases was approximately $390,000, $391,000 and $390,000 for the years ended March 31, 1997, 1996 and 1995, respectively.

      LITIGATION - The Company is involved in litigation in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company, the Company's financial position or results of operations.

6.    RETIREMENT PLAN

      The Company has a tax deferred savings plan for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to have salary reduction contributions made to the plan on a quarterly basis. The Company may make annual contributions to the plan at the discretion of the Board of Directors. The Company has made no contributions since the inception of the plan.

7.    SHAREHOLDERS' EQUITY

      CONVERTIBLE PREFERRED STOCK - During fiscal year 1997, the Board of Directors authorized and designated 500,000 shares of Series A convertible preferred stock. In September 1996, the Company sold the 500,000 shares of Series A convertible preferred stock in a private placement, resulting in net proceeds of $4,780,000. Significant terms of the Series A convertible preferred stock included a conversion feature such that each share was convertible into common stock at the option of the shareholder based upon a variable exchange ratio depending upon the timing of conversion. The Series A convertible preferred stock was also subject to automatic conversion into common stock upon the earlier to occur of (1) the time the consent of at least a majority of the outstanding preferred stock to such conversion is obtained or (2) on the second anniversary of the issuance date. The significant terms of the Series A preferred stock also entitled the holders to cumulative dividends of $0.15 per share of preferred stock at fixed intervals of time subsequent to the issuance date.

      In November and December 1996, the 500,000 shares of Series A convertible preferred stock were converted into 2,007,600 shares of common stock in accordance with the specified exchange ratios. In connection with the conversion, a dividend of $26,000 was paid to the holders of the Series A preferred stock in accordance with the rights of the shareholders.

      STOCK OPTION PLANS - Under the Company's 1989 Stock Option Plan (the Option Plan), options to purchase common stock may be granted to employees and consultants of the Company. Options granted under the 1989 Stock Option Plan may be either incentive stock options or nonqualified stock options. Incentive stock options are granted at no less than the fair market value of the common stock on the date of grant, and nonqualified stock options are granted at no less than 85% of the current fair market value of the common stock on the date of grant. The stock options generally expire ten years from the date of grant and normally become exercisable ratably over four years. Under the Company's Outside Directors' Stock Option Plan (the Directors' Plan), options to purchase common stock may be granted only to directors of the Company who are not employees. Options under the Directors' Plan are nonqualified stock options and are granted at the fair market value on the date of grant and expire five years from the date of grant.

      In a prior year, the Company's Board of Directors reserved 20,000 shares of common stock of which options to purchase 15,000 shares were granted to a non-employee director at the fair market value of the Company's common stock on the date of grant.

      Information with respect to stock option activity is summarized as follows:

                                                                       Options Outstanding
                                                                 ----------------------------
                                                                                    Weighted
                                                                                     Average
                                                                   Number           Exercise
                                                                 of Shares            Price
                                                                 ---------          ---------
Balances at April 1, 1994 ..............................           763,945          $   3.49

Granted ................................................           326,750              5.53
Exercised ..............................................          (111,752)             1.02
Canceled ...............................................          (174,069)             6.79
                                                                 ---------

Balances at March 31, 1995 (323,778 vested at a weighted
  average price of $2.22) ..............................           804,874              3.95

Granted (weighted average fair value of $4.14 per share)           299,000              6.28
Exercised ..............................................          (157,704)             2.42
Canceled ...............................................          (147,565)             5.20
                                                                 ---------

Balances at March 31, 1996 (368,143 vested at a weighted
  average price of $3.64) ..............................           798,605              4.85

Granted (weighted average fair value of $2.99 per share)           634,350              4.56
Exercised ..............................................           (20,925)             3.23
Canceled ...............................................          (234,981)             5.75
                                                                 ---------

Balances at March 31, 1997 .............................         1,177,049          $   4.54
                                                                 =========


Additional information regarding options outstanding as of March 31, 1997 is as follows:

                                  Options Outstanding
                       -------------------------------------------       Options Exercisable
                                          Weighted                     -----------------------
                                           Average         Weighted                   Weighted
                                          Remaining        Average                     Average
      Range of            Number      Contractual Life     Exercise       Number      Exercise
  Exercise Prices      Outstanding        (Years)           Price      Exercisable      Price
  ---------------      -----------        -------           -----      -----------      -----

$0.32    -    $1.32       118,921           3.88            $0.91        118,921        $0.91
$2.50    -    $2.50       149,850           9.94            $2.50              -        $   -
$2.87    -    $4.00       113,000           5.54            $3.74         73,585        $3.93
$4.37    -    $5.00       145,875           7.85            $4.70        118,448        $4.66
$5.12    -    $5.12       255,000           9.23            $5.12              -        $   -
$5.25    -    $5.62       154,000           8.54            $5.60         39,208        $5.54
$5.75    -    $6.25       133,736           7.81            $6.00         53,120        $6.13
$6.37    -    $9.11       106,667           7.02            $7.31         60,783        $7.14
                        ---------                                        -------
$0.32    -    $9.11     1,177,049           7.80            $4.54        464,065        $4.15
                        =========                                        =======


      At March 31, 1997, 378,512 and 93,750 shares were available for future grants under the Option Plan and the Directors' Plan, respectively.

      ADDITIONAL STOCK PLAN INFORMATION - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, "Accounting for Stock Issued to Employees," and its related interpretations.

      Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing method with the following weighted average assumptions: expected life, 19 months following vesting; volatility, 91% in 1997 and 92% in 1996; risk-free interest rates, 5.8% in 1997 and 4.9% in 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $7,022,000 ($0.67 per share) in 1997 and $6,446,000 ($0.68 per share) in 1996. However, the impact of outstanding non-vested stock options granted prior to 1996 has been excluded from the pro forma calculation; accordingly, the 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

8.    INCOME TAXES

      As of March 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $46,000,000 and $15,000,000, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $1,600,000 and $800,000, respectively. The net operating loss and credit carryforwards will expire at various dates from 1998 through 2011, if not utilized. Use of the Company's net operating loss and tax credit carryforwards may be limited if a change in ownership, as defined by the Internal Revenue Code, occurs.

Significant components of the Company's deferred tax assets are as follows:



                                                                 1997                1996
                                                            ------------         ------------
Deferred tax assets:
  Net operating loss carryforwards .................        $ 16,500,000         $ 14,800,000
  Research and development credit and manufacturer's
    investment credit carryforwards ................           2,400,000            2,100,000
  Capitalized research and development .............           1,000,000            1,300,000
  Other, net .......................................             600,000              800,000
                                                            ------------         ------------

                                                              20,500,000           19,000,000
Valuation allowance for deferred tax assets ........         (20,500,000)         (19,000,000)
                                                            ------------         ------------
Total deferred tax assets ..........................        $          -         $          -
                                                            ============         ============


      The Company has not recorded any tax provision or credit for income taxes due to the Company's historic losses and uncertainties surrounding the ability to utilize its deferred tax assets in the future.

9.    CUSTOMER AND GEOGRAPHIC INFORMATION

      Three customers accounted for 34%, 20% and 10%, respectively, of total revenues for the fiscal year ended March 31, 1997. In fiscal year 1996, one customer accounted for 64%, and in fiscal year 1995, two customers accounted for 76% and 23%, respectively, of total revenues.

      The following is a summary of revenues by geographic region:

                                                            Years Ended March 31,
                                               ----------------------------------------------
                                                  1997              1996              1995
                                               ----------        ----------        ----------

United States ........................         $4,995,000        $2,436,000        $1,044,000
Europe ...............................            695,000           263,000                 -
Japan ................................          1,452,000            82,000                 -
Other ................................            152,000           167,000                 -
                                               ----------        ----------        ----------
Total ................................         $7,294,000        $2,948,000        $1,044,000
                                               ==========        ==========        ==========


10.   SUBSEQUENT EVENT

      On April 30, 1997, the Company obtained a $2,000,000 equipment financing loan to be used for equipment purchases and immediately borrowed $600,000 against the line. Borrowings under this new equipment financing loan are collateralized by the Company's equipment and bear interest at approximately 16%. In connection with this new equipment financing loan, warrants to purchase 106,667 shares of the Company's common stock at an exercise price of $3.00 per share were issued to the lender.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item (with respect to Directors) is incorporated by reference from the information under the caption "ELECTION OF DIRECTORS" contained in the Company's definitive proxy statement to be filed in connection with the solicitation of proxies for its Annual Meeting of Shareholders tentatively scheduled to be held on September 9, 1997 (the "Proxy Statement").

The following table sets forth certain information concerning the directors and executive officers of the Company as of June 16, 1997.


Name                                 Age      Title
---------------------------------------------------------------------------------------------
Gary H. Stroy                        54       Chairman of the Board

Clinton H. Severson                  49       President, Chief Executive Officer and Director

Vladimir E. Ostoich, Ph.D.           51       Founder, Vice President of Marketing
                                                and Sales for North America

Daniel Wong, Ph.D.                   45       Vice President of Development

Ting W. Lu                           39       Vice President of Finance and Administration,
                                                Chief Financial Officer and Secretary

Paul R. Hemmes Ph.D.                 52       Vice President of Operations

Prithipal Singh, Ph.D.   (2)         58       Director

Richard Bastiani, Ph.D.  (2)         54       Director

Brenton G. A. Hanlon  (1)            50       Director

Ernest S. Tucker, III, MD  (1)       63       Director

----------

(1)   Member of the Audit Committee
(2)   Member of the Compensation Committee

Mr. Stroy, a co-founder of the Company, has served full-time as Chairman of the Board since September 1995. Mr. Stroy served as President and Chief Executive Officer from March 1992 to June 1996. Mr. Stroy also served full-time as Chairman of the Board and Secretary from the Company's incorporation until May 1992 and as Senior Vice President of Sales and Marketing from December 1991 until March 1992. From 1983 to 1989, Mr. Stroy served as President and Chief Executive Officer of Biotrack, Inc. ("Biotrack"), a diagnostic test company which he co-founded and which was sold to Ciba-Geigy in 1990. From 1981 to 1983, he served as Executive Vice President of LifeScan, a diagnostic test company which he co-founded and which was sold to Johnson & Johnson in 1986. Prior to 1981, he was employed in a variety of marketing and management positions by divisions of SmithKline Beecham, American Hospital Supply (Baxter), Syva (Syntex) and Miles Laboratories (Bayer). Mr. Stroy also serves as Chairman of the Board at LXN, a privately-held medical diagnostic company.

Mr. Severson has served as President, Chief Executive Officer and Director of the Company since June 1996. From February 1989 to May 1996, Mr. Severson served as President and Chief Executive Officer of

MAST Immunosystems, Inc., a medical diagnostic company. From 1984 to 1989, Mr. Severson was employed by 3M Diagnostic Systems, an in-vitro allergy test system manufacturer, last serving as General Manager. From 1978 to 1984, Mr. Severson was employed by Syva Company, a medical diagnostic testing company, in various sales and marketing management positions.

Dr. Ostoich, a co-founder of the Company, has served as Vice President in various areas of the Company since its inception. Dr. Ostoich first served as Vice President of Research and Development. Dr. Ostoich has also served as Senior Vice President of Research and Development, Vice President of Engineering and Instrument Manufacturing and Vice President of Research and Engineering. Dr. Ostoich was recently appointed Vice President of Marketing and Sales for North America. From 1988 to 1989, Dr. Ostoich was employed by Proxim, Inc., a wireless data communication company, as Vice President of Engineering. From 1985 to 1987, he was employed as Director of Engineering by Biotrack. From 1980 to 1984, Dr. Ostoich was employed by Hewlett Packard Company in a variety of engineering positions. From 1972 to 1979, Dr. Ostoich held several faculty positions at the Technical University of Denmark.

Dr. Wong joined Abaxis in April 1993 as Methods Development Manager and was named Vice President of Development in May 1994. From January 1995 to February 1996, Mr. Wong also served as Vice President of Development and Reagent Manufacturing. From 1980 to 1993, Dr. Wong was employed by Miles, Inc. (Bayer), a medical products company, in a variety of technical and management positions in its Diagnostics Division.

Ms. Lu joined Abaxis in May 1992 as Controller and was named Vice President of Finance in May 1994 and Secretary in July 1994. Ms. Lu was appointed Chief Financial Officer in September 1995. From January 1995 to February 1996, Ms. Lu also served as Vice President of Finance, Administration, and Materials. From 1991 to 1992, Ms. Lu was employed by Compression Labs, Inc., a telecommunications equipment company, as Assistant Controller. From 1989 to 1991, Ms. Lu served as Controller at GSS Array Corp., a contract manufacturing services company. From 1983 to 1989, Ms. Lu was employed by Xerox Corp., where she held several financial management positions in its Information Products Division. Ms. Lu is a Certified Public Accountant.

Dr. Hemmes joined Abaxis in February 1996 as Vice President of Operations. From 1989 to January 1996 Dr. Hemmes was employed by Environmental Test Systems, Inc., a test device manufacturer, where he served most recently as vice president of research, strategic planning and technology transfer. From 1988 to 1989, Dr. Hemmes was employed by Angenics, Inc., a medical diagnostic company, where he served as vice president of manufacturing. From 1981 to 1988, Dr. Hemmes was employed by Miles, Inc., a medical products company, where he held various technical and management positions. From 1970 to 1981, Dr. Hemmes held several faculty positions at Rutgers University.

Dr. Prithipal Singh joined the Company's Board of Directors in June 1992. Dr. Singh is a founder of ChemTrak, Inc., a manufacturer of medical diagnostic equipment, currently serving as Chairman of the Board and Chief Technical Officer. From 1985 to August 1988, Dr. Singh was a Senior Vice President of Idetek, Inc., a animal health care company. From April 1970 to January 1985, Dr. Singh held a number of positions with Syva Corporation, now a division of Behring Diagnostics, most recently as a Vice President.

Dr. Bastiani joined the Company's Board of Directors in September 1995. Since September 1995, Dr. Bastiani has been President of Activated Cell Therapy, a biotechnology company. Dr. Bastiani served as President of Syva Company, a medical diagnostic testing company, from February 1991 until June 1995. From 1971 to February 1991, Dr. Bastiani held various positions with Syva Company, including as Vice President of Marketing and Sales from 1984 until February 1991.

Dr. Tucker joined the Company's Board of Directors in September 1995. Dr. Tucker has served as Chairman of Pathology at Scripps Clinic and Research Foundation since 1992. From 1989 to 1992, Dr.

Tucker was Chairman of Pathology at California Pacific Medical Center. From 1977 to 1988, Dr. Tucker served as the Director of Immunology Reference Lab of the Research Institute of Scripps Clinic.

Mr. Hanlon joined the Company's Board of Directors in November 1996. Mr. Hanlon is President and COO of Tri-Continent Scientific, a subsidiary of Hitachi Chemical, and a manufacturer of instrumentation for diagnostic applications. Mr. Hanlon served as Vice President and General Manager of Tri-Continent Scientific from 1989 to 1996. From 1984 to 1989, Mr. Hanlon was President of Corus Medical, a medical products company. From 1980 to 1984 he held various marketing positions with Syva Company, a medical diagnostic company.

All directors hold office until the next annual meeting of shareholders of the Company and until their successors have been elected and qualified. The Company's Bylaws authorize the Board of Directors to fix the number of directors at not less than four nor more than seven. The authorized number of directors of the Company is currently six.

Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of the directors or officers of the Company.


ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be filed for the Company's tentatively scheduled annual meeting of shareholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be filed for the Company's tentatively scheduled annual meeting of shareholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated by reference from the Company's definitive Proxy Statement to be filed for the Company's tentatively scheduled annual meeting of shareholders.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   List of documents filed as part of this report:

      1. Financial Statements

      Reference is made to the Index to Financial Statements under Item 8 of
      Part II hereof, where these documents are included.

      2. Financial Statement Schedules

      There are no financial statement schedules filed as part of this report because such schedules are not required to be set forth therein or the information is shown in the financial statements or notes thereto.

      3. Exhibits filed with this Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K)


                                                                          Sequential
Exhibit                                                                      Page
Number    Description                                                       Number
------    -----------                                                       ------

10.20     Employment Agreement with Mr. Clinton H. Severson dated March
          31, 1997                                                            46

10.21     Amendment to the Lease Agreement between the Company and South
          Bay/Caribbean dated March 11, 1997                                  50

10.22     Equipment Loan Agreement between the Company and Transamerica
          Business Credit dated March 4, 1997                                 54

22.1      Subsidiaries of the Registrant                                      69

23.1      Consent of Deloitte & Touche LLP, Independent Auditors              70

23.2      Consent of Ernst & Young LLP, Independent Auditors                  71

27.1      Financial Data Schedule                                             72


(b)   Reports on From 8-K

         None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              ABAXIS, INC.

                           BY /s/ Clinton H. Severson
                              ------------------------------------------
                              Clinton H. Severson
                              President and Chief Executive Officer

                              June 30, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                              Title                              Date
        ---------                              -----                              ----

/s/ Clinton H. Severson                 President, Chief Executive            June 30, 1997
-----------------------------
Clinton H. Severson                  Officer and Director (Principal
                                          Executive Officer)

                                        Vice President of Finance &           June 30, 1997
                                  Administration, Chief Financial Officer
/s/ Ting W. Lu                               and Secretary
-----------------------------
 Ting W. Lu                        (Principal Financial and Accounting
                                                  Officer)

/s/ Gary H. Stroy                  Chairman of the Board of Directors         June 30, 1997
-----------------------------
Gary H. Stroy

/s/ Richard Bastiani                             Director                     June 30, 1997
-----------------------------
Richard Bastiani

/s/ Brenton G. A. Hanlon                         Director                     June 30, 1997
-----------------------------
Brenton Hanlon

/s/ Prithipal Singh                              Director                     June 30, 1997
-----------------------------
Prithipal Singh

/s/ Ernest Tucker                                Director                     June 30, 1997
-----------------------------
Ernest Tucker

                                 EXHIBITS INDEX

Exhibit
  No.                         Description of Document
  ---                         -----------------------

 3.1     Restated Articles of Incorporation, as amended  (5) (10)
 3.2     By-laws of the Company  (1)
10.5     1989 Stock Option Plan as amended and forms of agreement  (3)
10.6     1992 Outside Directors Stock Option Plan and forms of agreement  (4)
10.7     401(k) Plan  (1)
10.8     Lease Agreement between the Company and South Bay/Caribbean dated March 11, 1992  (3)
10.13    Exclusive  Distribution  Agreement  dated  September 20, 1991 between the Company and Teramecs
         (1) (2)
10.14    Sponsored  Research  Agreement dated as of September 20, 1991 between the Company and Teramecs
         (1) (2)
10.15    Development  Agreement  between the  Company and Becton  Dickinson  and Company  (through  its
         Becton Dickinson Immunocytometry Systems Division) dated April 9, 1993 (5) (6)
10.16    Distribution agreement between the Company and VedCo, Inc. dated June 20, 1994  (6)
10.17    Supply  Agreement  between the Company and Becton  Dickinson  and Company  (through its Becton
         Dickinson Immunocytometry Systems Division) dated September 16, 1994  (6) (7)
10.18    Licensing  agreement  between the Company and Pharmacia  Biotech,  Inc.  dated October 1, 1994
         (6) (7)
10.19    Employment Agreement with Mr. Gary H. Stroy dated March 11, 1995  (8)
10.20    Employment Agreement with Mr. Clinton H. Severson dated March 31, 1997  (Page 46)
10.21    Amendment to the Lease Agreement between the Company and South  Bay/Caribbean dated March, 11,
         1997 (Page 50)
10.22    Equipment Loan Agreement  between the Company and Transamerica  Business Credit dated March 4,
         1997 (Page 54)
16.1     Letter from Ernst & Young LLP dated January 30, 1996  (9)
22.1     Subsidiaries of Registrant  (Page 69)
23.1     Consent of Deloitte & Touche LLP, Independent Auditors (Page 70)
23.2     Consent of Ernst & Young LLP, Independent Auditors (Page 71)
27.1     Financial Data Schedule (Page 72)

(1) Incorporated by reference from Registration Statement No. 33-44326 filed December 11, 1991.

(2) Confidential treatment of certain portions of these agreements has been granted.

(3) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

(4) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1992.

(5) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.

(6) Confidential treatment of certain portions of these agreements has been granted.

(7) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(8) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1995.

(9) Incorporated by reference to the Company's Report on Form 8-K filed February 1, 1996.

(10) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.