Form 10-Q
period 1997-06-30
ABAXIS INC
filed 1997-08-14
CIK 881890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

        (1)    has filed all reports required to be filed by
               Section 13 or 15(d) Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such
               reports),                              Yes X   No
                                                         -----   -------

                                       and

        (2)    has been subject to such filing requirements for the
               90 days.                               Yes X  No
                                                        -----   ------

    At August 11, 1997, 11,886,153 shares of common stock, no par value, were outstanding.

    This report on Form 10-Q, including all exhibits, contains 74 pages.

                                TABLE OF CONTENTS

      ITEM                                                                                   PAGE
      ----                                                                                   ----

Facing Sheet.................................................................................. 1


Table of Contents............................................................................. 2


Part I.           Financial Information

         Item 1.  Financial Statements:

                  Condensed Statements of Operations -
                     Three Months Ended June 30, 1997 and 1996................................ 3


                  Condensed Balance Sheets - June 30, 1997 and March 31,1997.................. 4


                  Condensed Statements of Cash Flows -
                      Three Months Ended June 30, 1997 and 1996............................... 5


                  Notes to Condensed Financial Statements..................................... 6


         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations...................................... 7


Part II.          Other Information

         Item 2.  Changes in Securities....................................................... 11


         Item 6.  Exhibits and Reports on Form 8-K............................................ 11


                  Signatures.................................................................. 12


PART 1-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ABAXIS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                  THREE MONTHS ENDED JUNE 30,
                                                  1997                  1996
                                             -----------------------------------

Revenues:
   Product sales                              $  2,680,000         $  1,104,000
   Development and licensing revenue                73,000              107,000
                                             -------------         ------------
Total revenues                                   2,753,000            1,211,000
                                             -------------         ------------

Costs and operating expenses:
   Cost of product sales                         2,595,000            1,822,000
   Research and development                        375,000              391,000
   Selling, general, and administrative          1,216,000            1,261,000
                                             -------------         ------------
Total costs and operating expenses               4,186,000            3,474,000
                                             -------------         ------------

Loss from operations                            (1,433,000)          (2,263,000)
Interest income, net                                58,000               92,000
Other income (expense)                              (1,000)                  --
                                             -------------         ------------
Net loss                                      $ (1,376,000)        $ (2,171,000)
                                             =============         ============

Net loss per share                                 $ (0.12)             $ (0.22)
                                             -------------         ------------

                                             =============         ============
Weighted average common shares                  11,886,153            9,868,516
                                             =============         ============


See notes to condensed financial statements.

                                  ABAXIS, INC.
                            CONDENSED BALANCE SHEETS

                                                                JUNE 30, 1997    MARCH 31, 1997
                                                              ------------------------------------
                                                                  (unaudited)         (Note)
                            ASSETS
     Current assets:
     Cash and cash equivalents                                   $   1,161,000    $    1,436,000
     Short-term investments                                          4,583,000         3,885,000
     Trade and other receivables                                     1,659,000         1,690,000
     Interest receivable                                                44,000            80,000
     Inventories                                                     1,595,000         2,218,000
     Prepaid expenses                                                  142,000           135,000
                                                                 -------------    --------------
                     Total current assets                            9,184,000         9,444,000

   Property and equipment - net                                      2,415,000         2,453,000
   Deposits and other assets                                            89,000            80,000
                                                                 -------------    --------------
      Total assets                                                $ 11,688,000     $  11,977,000
                                                                 =============     =============
           LIABILITIES AND SHAREHOLDERS' EQUITY
   Current liabilities:
     Accounts payable                                           $      948,000   $       695,000
     Accrued payroll and related expenses                              635,000           604,000
     Other accrued liabilities                                         766,000           578,000
     Warranty reserve                                                  552,000           495,000
     Deferred revenue                                                  255,000           247,000
     Note payable                                                      200,000                --
                                                                 -------------    --------------
                   Total current liabilities                         3,356,000         2,619,000
                                                                 -------------    --------------

   Long term liabilities--
     Note payable                                                      350,000                --

   Shareholders' equity:

     Common stock, no par value:  35,000,000 authorized;
       11,886,153 issued and outstanding on June 30, 1997
       and March 31, 1997                                           58,403,000        58,403,000

     Accumulated deficit                                           (50,421,000)      (49,045,000)
                                                                 -------------    --------------
   Total shareholders' equity                                        7,982,000         9,358,000
                                                                 -------------    --------------
   Total liabilities and shareholders' equity                    $  11,688,000     $  11,977,000
                                                                 =============     =============



See notes to condensed financial statements.

                                                ABAXIS, INC
                                     CONDENSED STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                              THREE MONTHS ENDED JUNE 30,
                                                              1997               1996
                                                        -----------------------------------

  OPERATING ACTIVITIES:
  Net loss                                              $  (1,376,000)      $  (2,171,000)
  Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
      Depreciation and amortization                           206,000             240,000
      Changes in assets and liabilities:
         Trade and other receivables                           31,000            (333,000)
         Interest receivable                                   36,000             (17,000)
         Inventories                                          623,000            (105,000)
         Prepaid expenses                                      (7,000)             24,000
         Deposits and other assets                             (9,000)             (5,000)
         Accounts payable                                     253,000              64,000
         Accrued payroll and related expenses                  31,000             (64,000)
         Other accrued liabilities                            245,000              66,000
         Deferred revenue                                       8,000             (76,000)
         Customer deposits                                         --              (5,000)
                                                        -------------       --------------
  Net cash provided by (used in) operating activities          41,000          (2,382,000)
                                                        -------------       --------------

  INVESTING ACTIVITIES:
  Purchase of available-for-sale securities                (3,698,000)         (1,486,000)
  Maturities of available-for-sale securities               3,000,000           4,610,000
  Purchase of property and equipment                         (168,000)           (302,000)
                                                        -------------       --------------
  Net cash provided by (used in) investing activities        (866,000)          2,822,000
                                                        -------------       --------------

  FINANCING ACTIVITIES:
  Proceeds from issuance of common  stock                          --              68,000
  Net proceeds from equipment financing                       550,000                  --
                                                        -------------       --------------
  Net cash provided by financing activities                   550,000              68,000
                                                        -------------       --------------

  Increase (decrease) in cash and cash equivalents           (275,000)            508,000
  Cash and cash equivalents at beginning of period          1,436,000           1,591,000
                                                        -------------       --------------
  Cash and cash equivalents at end of period             $  1,161,000        $  2,099,000
                                                        =============       ==============

  Supplemental disclosures of cash flow information:
       Interest paid                                  $         9,000     $            --



See notes to condensed financial statements.

                                  ABAXIS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes the disclosures which are made are adequate such that the information presented is not misleading. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1997.

The unaudited condensed financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1998.

2. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                                JUNE 30, 1997       MARCH 31, 1997
                      Raw materials               $   695,000           $1,235,000
                      Work-in-process                 457,000              723,000
                      Finished goods                  443,000              260,000
                                                --------------      --------------
                                                   $1,595,000           $2,218,000
                                                ==============      ===============


3. PER SHARE INFORMATION

Per share information for the three-months ended June 30, 1997 and 1996 is based solely on weighted average shares of common stock outstanding during the period. Common share equivalents have not been considered in the computation since their inclusion would have an antidilutive effect.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations include a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to, those discussed below that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include market acceptance of the Company's products and continuing development of its products, including required Federal Drug Administration ("FDA") clearance and other government approvals, risks associated with manufacturing and distributing products on a commercial scale, including complying with Federal and State food and drug regulations and general market conditions and competition. In this report, the words "anticipates", "believes", expects", "future", "intends", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

During the quarter ended June 30, 1997, the Company achieved record results in terms of revenues and unit sales. A total of 249 Point-of-Care Blood Analyzers were placed worldwide, of which 203 were VetScan systems and 46 were Piccolo systems. The Company's product sales in the US accounted for 73% of its total revenues, international sales accounted for 26% and Orbos contract revenue accounted for the remaining 1%. Seventy-five percent (75%) of the sales in the US were to the veterinary market and 25% were to the human medical market. Sales to the US Navy and Marines pursuant to a contract completed in March 1997 totaled 45 Piccolo systems which accounted for essentially all of the US human medical market sales. The US Navy has ordered an additional 88 Piccolo systems which are scheduled for delivery during the second quarter of fiscal 1998. Sales to VetSmart, a national veterinary chain, pursuant to an agreement signed in March 1997 represented 30% of the sales in the US veterinary market while the balance represented new analyzer placements to individual clinics as well as continuing reagent sales to existing customers. Internationally, sales to Japan constituted 68% of the total international shipments during the quarter ended June 30, 1997. Of the total Japanese revenue, 82% was for veterinary applications, including 58 VetScan systems, ordered in preparation for the VetScan product launch in Japan during the second quarter of fiscal 1998. In July 1997, upon receipt of the approval from the Japanese Ministry of Agriculture, Forestry and Fishery ("Nosuisho") to permit sales of VetScan systems to approximately 6,000 veterinary practices in Japan, the Company received orders for 100 additional VetScan systems from its Japanese distributors. There can be no assurance that the Company will receive additional orders beyond the terms of current purchase orders.

Since the Company began shipments of the Point-of-Care Blood Analyzer through June 30, 1997, the Company has placed a total of 1,365 Point-of-Care Blood Analyzers worldwide of which 1,067 were VetScan systems and 298 were Piccolo systems. In the United States the Company has placed 827 VetScan systems and 91 Piccolo systems. Internationally, the Company has placed 240 VetScan systems and 207 Piccolo systems.

Reagent disc shipments for the quarter ended June 30, 1997 were 101,000 discs, a Company quarterly shipping record. Eighty-seven percent (87%) of the reagent disc shipments were for veterinary applications. The increase in reagent disc shipments is consistent with the Company's belief that there will be recurring reagent disc revenue as the Company's product lines mature. This growth is mostly attributable to the expanded installed base of VetScan systems and higher consumption rates of institutional users. There can be no assurance this growth will continue.

The Company continues to develop new products that will provide further opportunities for market penetration. The Company currently is in a feasibility phase to develop four electrolyte test methods: bicarbonate, chloride, potassium and sodium. The feasibility phase to develop these four tests methods is expected to be completed by the end of the second quarter of fiscal 1998. If the results are favorable, the Company will proceed with developing these tests into marketable products for both the human and the veterinary markets. For the human market, the Company plans on incorporating these tests into new panels consistent with the codes in the 1998 version of the Current Procedures Terminology manual published by the American Medical Association. The fixed-test panels are: electrolytes, comprehensive metabolic, hepatic function, and basic metabolic. The Company has all the tests for the hepatic function panel, and will have all required tests for the additional three panels with the successful development of the four electrolyte tests.

In June 1997, the Company introduced to the market a new reagent disc product specially designed for the veterinary market, the Equine Profile. The test methods contained in the Equine Profile are useful for providing indications of the health condition of horses, particularly in the areas of hepatic dysfunction and muscle damage. This new product enables the Company to offer the VetScan system to approximately 11,000 equine practitioners in the United States where portability and ease-of-use are important features for these practices. The Company completed development of a new test method, creatine kinase (CK) during fiscal 1997 which allowed for completion of the Equine Profile product. This method will be entered into clinical trials during fiscal 1998 for inclusion in new reagent disc products for the human medical market.

While the Company believes that its technology will allow it to develop reagent disc products in the future to provide a variety of additional blood tests, there can be no assurance that such future products will be developed, that such products will receive required regulatory clearance, or that the Company will be able to manufacture or market such products successfully.

In addition to investing its own resources in expanding the test menu, the Company signed a letter of intent with Teramecs Co., Ltd. and Daiichi Pure Chemicals Co., Ltd. in April 1997 to jointly develop additional test methods for use on the Piccolo analyzer. The product development collaboration will focus on commercializing targeted methods for lipids, proteins, and enzymes. The Company expects to sign a definitive agreement during the second quarter of fiscal 1998. There can be no assurance that the Company will be able to develop these new test methods, or if the test methods were developed, be able to successfully market these methods.

In order to fund the development and operating activities planned for fiscal 1998, the Company completed a private placement of convertible preferred stock in July 1997 with net proceeds to the Company of approximately $2,750,000. In May 1997, the Company also completed an equipment lease line of credit for $2 million to fund a new automated reagent disc assembly line as well as other equipment needs. See "Liquidity" for further discussion.

Sales for any future periods are not predictable with a significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. The Company's expense levels, which are to a large extent fixed, are based in part on its expectations as to future revenues. Accordingly the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would have an immediate materially adverse impact on the Company's operating results and financial condition. Until sales volume of the Company's products, particularly its reagent discs, increase significantly so as to offset associated fixed costs and to realize certain manufacturing economies of scale, sales of the Company's products will result in further losses and adversely affect the Company's results of operations and financial condition. The Company believes that period to period comparisons of its results of operations are not necessarily meaningful.

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

The Company continues to explore the application of its proprietary technology used to produce the dry reagents used in the reagent discs, called the Orbos(R) Discrete Lypholization Process, to other companies' products. This process allows the production of an accurate, precise amount of active chemical ingredients in the form of a soluble bead. The Company believes that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. The Company has contracts with Becton Dickinson Immunocytometry Systems and Pharmacia Biotech, Inc. to either supply products or license Orbos technology. The Company is currently working with another company to determine potential suitability of the Orbos technology to this company's product. As resources permit, the Company will pursue other development, licensing or manufacturing agreement opportunities for its Orbos technology with other companies. There can be no assurances, however, that other applications will be identified or that additional agreements with the Company will result.

RESULTS OF OPERATIONS

REVENUE

During the three-month period ended June 30, 1997, the Company reported total revenues of approximately $2,753,000 ($2,680,000 in product revenue and $73,000 in Orbos contract revenue), a $1,542,000 or 127% increase as compared to net revenue of approximately $1,211,000 ($1,104,000 in product revenue and $107,000 in Orbos contract revenue) for the same period in fiscal 1997. The increase in revenue for the quarter ended June 30, 1997 compared to the quarter ended June 30, 1996 was due to increased unit sales of VetScan systems in the US, direct sales of Piccolo systems to the US military which yields higher net revenues compared to distributor sales of VetScan systems, and new and repeat reagent disc sales in the domestic and international markets. Revenues from Orbos contracts are primarily dependent upon sales of products using the Orbos technology by other parties, which is out of the control of the Company and, therefore, may vary significantly from quarter to quarter.

COST OF PRODUCT SALES

Cost of product sales during the quarter ended June 30, 1997, was approximately $2,595,000, or 94% of total revenues, as compared to approximately $1,822,000, or 150% of total revenues for the quarter ended June 30, 1996. The increase in cost of product sales was primarily a function of the increase in sales volume, partially offset by higher efficiency resulting from better standardized manufacturing processes.

RESEARCH AND DEVELOPMENT

Research and development expenses during the first quarter of fiscal 1998 were approximately $375,000, or 14% of total revenues. First quarter fiscal 1998 expenses decreased $16,000 or 4% from research and development expenses of approximately $391,000 or 32% of total revenues for the same period in fiscal 1997. The decrease is mainly the result of the reallocation of a portion of the development resources to support product manufacturing activities. The Company expects research and development expenses to increase as the Company undertakes development of new test methods to expand its test menus as well as other development projects.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses totaled approximately $1,216,000 or 44% of total revenues for the three-month period ended June 30, 1997. This is a $45,000 or 4% decrease from selling, general and administrative expenses of approximately $1,261,000 or 104% of total revenues for the three-month period ending June 30, 1996. This quarter to quarter decrease is the result of the Company's cost containment efforts. The Company expects selling, general and administrative expenses to remain at comparable levels for the remainder of fiscal 1998.

NET INTEREST INCOME

Net interest income totaled approximately $58,000 or 2% of total revenues for the quarter ended June 30, 1997, compared to $92,000 or 8% of total revenues in the comparable quarter of fiscal 1997. The decrease in interest was primarily the result of decreased investment levels. The Company incurred interest expense related to payments on an equipment loan of approximately $9,000 during the period ended June 30, 1997. The Company incurred no interest expense during the period ended June 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1997, the Company had approximately $1,161,000 in cash and cash equivalents and $4,583,000 in short-term investments, for total cash and investment resources of $5,744,000. The Company expects to incur substantial additional costs to support its future operations, including further commercialization of its products and development of new test methods that will allow the Company to further penetrate the human diagnostic market; acquisition of capital equipment for the Company's manufacturing facilities, which includes the ongoing development and implementation of an automated manufacturing line to provide capacity for commercial volumes; costs related to continuing development of its current and future products; and additional pre-clinical testing and clinical trials for its current and future products. The Company is currently contracting with a vendor to build an automated disc assembly line to provide anticipated capacity for future demand and to improve production efficiency. The Company estimates the cost of this new assembly line will be approximately $1,500,000 of which approximately $973,000 was paid through June 30, 1997. The Company expects to pay the balance upon acceptance of the equipment. In April 1997, in anticipation of taking delivery of the automated assembly line, the Company arranged for an equipment financing loan of up to $2,000,000, with 36 monthly payments, and a final balloon payment equal to 10% of the original principal amount. The equipment financing loan is collateralized by the Company's equipment and bears interest at approximately 16%. As of June 30, 1997, the Company has drawn $600,000 against this equipment financing loan. Additional manufacturing equipment will also need to be added during fiscal 1998 to provide sufficient production capabilities. Additionally, inventories and receivables related to the commercialization of the VetScan and Piccolo systems could increase significantly in future periods, which would require significant capital resources.

Net cash provided by operating activities during the three months ended June 30, 1997 was approximately $41,000 compared to net cash used of approximately $2,382,000 for the same period ended June 30, 1996. The decrease in net cash used in operating activities was due to decreases in receivables and inventories and increases in accounts payable, accrued payroll and other accrued liabilities offset by net loss. Net inventories at the end of fiscal 1997 were somewhat higher than normal in anticipation of shipping requirements for the Navy and VetSmart orders scheduled for shipment in April 1997. The Company was able to decrease net inventory by $623,000 during the quarter. Changes in accrued liabilities were mainly due to an accrual of executive officer severance payments.

Net cash used in investing activities during the three months ended June 30,1997 was approximately $866,000, compared to approximately $2,822,000 provided by investing activities during the three months ended June 30, 1996. The change from net cash provided by investing activities in the three months ended June 30, 1996 to net cash used in investing activities in the three months ended June 30, 1997 was primarily the result of a decrease in maturities and sales of short-term investments, offset by an increase in purchases of short-term investments.

Net cash provided by financing activities for the three month period ended June 30, 1997 was approximately $550,000 compared to approximately $68,000 for the same period in fiscal 1997. The increase in net cash provided by financing activities in fiscal 1998 is due to the net proceeds received from an equipment financing loan. The cash provided by financing activities in fiscal 1997 was from employee stock option exercises.

On July 18, 1997, the Company issued 3,000 shares of Series B Convertible Preferred Stock at a price per share of $1,000 to two institutional investors, with net proceeds to the Company of approximately $2,750,000. The convertible preferred stock may be converted into common stock at the lesser of either the five-day average market price at closing or at a fixed discount to the then market price. The Company will be registering the underlying common stock for resale by these investors.

The Company anticipates that its existing capital resources, equipment financing loan and anticipated revenue from the sales of its products will be adequate to satisfy its currently planned operating and financial requirements through fiscal 1998. The Company's future capital requirements will largely depend upon the increased market acceptance of its Point-of-Care Blood Analyzer products. To the extent that existing resources and anticipated revenue from the sale of the Piccolo and VetScan systems are insufficient to fund the Company's activities, additional funds will be required to be raised from the issuance of public or private securities. In the event that the Company is unsuccessful in raising additional funding, the Company will have to significantly reduce its operating expenses, which could have a material adverse impact on the Company's ability to develop, manufacture and market products, and hence the Company's results of operations. There can be no assurance that any financing will be available, or if available, be available at terms acceptable to the Company.


PART II-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

On July 18, 1997, pursuant to a Securities Purchase Agreement among the Company, RGC International Investors LDC and Advantage Fund Ltd., each of which is an accredited investor as defined in Regulation D to the best knowledge of the Company, the Company issued 3,000 shares of Series B Convertible Preferred Stock at a price per share of $1,000, with net proceeds to the Company of approximately $2,750,000. The shares were sold in this transaction under Rule 506 and/or Section 4 (2) of the Securities and Exchange Act of 1933, as amended, have not been registered with the Securities and Exchange Commission and carry a restrictive legend. The Series B Preferred Stock is convertible to common stock on or before July 18, 2002 at the lesser of the average closing bid price of the common stock for the five trading days prior to July 18, 1997, $2.7125, or 80% of the average closing bid prices for the five trading days prior to the conversion date. The Company and the investors have entered into a Registration Rights Agreement of the same date providing for the registration of the Common Stock on or prior to November 1, 1997.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)


            Exhibit Number     Description
         --------------------- ------------------------------------------------
                 3.3           Certificate of Determination

                10.23          Registration Rights Agreement dated July 18,
                               1997 between the Company and certain
                               shareholders

                10.24          Securities Purchase Agreement dated July 18,
                               1997 between the Company and certain
                               shareholders

                27.0           Financial Data Schedule


 (b)  Reports on Form 8-K

        None

                                    SIGNATURE

Pursuant to the requirements of The Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ABAXIS, INC.

August 14, 1997                   by: /s/Clinton H. Severson
------------------------              ------------------------------------
Date                                 Clinton H. Severson
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)


August 14, 1997                   by: /s/ Ting W. Lu
------------------------              ------------------------------------
Date                                 Ting W. Lu
                                     Vice President of Finance & Administration
                                     and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER                          EXHIBITS
-------                         --------
  3.3           Certificate of Determination

 10.23 Registration Rights Agreement dated July 18, 1997 between the Company and certain shareholders

 10.24 Securities Purchase Agreement dated July 18, 1997 between the Company and certain shareholders

 27.0           Financial Data Schedule