Form 10-Q/A
period 1996-09-30
ABAXIS INC
filed 1997-10-28
CIK 881890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                 Amendment No. 1

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


      Indicate by check mark whether the registrant:

     (1) has filed all reports required to be filed by Section 13 or 15(d) Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such
          reports),         Yes   X      No
                               -------     -------

                                       and

     (2)  has been subject to such filing requirements for the 90 days.
                            Yes   X     No
                               -------     -------


At November 4, 1996, 9,878,553 shares of common stock, no par value, were outstanding.

This report consists of 10 pages.

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

The undersigned registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 1996, as set forth in the pages attached hereto:

Part I-Financial Information

            Item 1. Financial Statements

                        Condensed Statements of Operations

                        Condensed Balance Sheets

                        Condensed Statements of Cash Flows

                        Notes to Condensed Financial Statements


Part II-Other Information
            Item 6. Exhibits and Reports on Form 8-K

Exhibit 11.1
Exhibit 27.1

PART 1-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ABAXIS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                 THREE MONTHS ENDED              SIX MONTHS ENDED
                                                    SEPTEMBER 30,                  SEPTEMBER 30,
                                                1996            1995           1996           1995
                                             --------------------------------------------------------
Revenues:
   Product sales, net                        $ 1,776,000    $   434,000    $ 2,949,000    $   974,000
   Development and licensing revenue              37,000          3,000         75,000         65,000
                                             --------------------------------------------------------
Total revenues                                 1,813,000        437,000      3,024,000      1,039,000
                                             --------------------------------------------------------

Costs and operating expenses:
   Cost of product sales                       1,789,000      1,053,000      3,611,000      2,180,000
   Research and development                      318,000        287,000        709,000        563,000
   Selling, general, and administrative        1,329,000        783,000      2,590,000      1,558,000
                                             --------------------------------------------------------
Total costs and operating expenses             3,436,000      2,123,000      6,910,000      4,301,000
                                             --------------------------------------------------------

Loss from operations                          (1,623,000)    (1,686,000)    (3,886,000)    (3,262,000)
Interest income, net                              61,000        161,000        153,000        282,000
                                             ========================================================
Net loss                                      (1,562,000)    (1,525,000)    (3,733,000)    (2,980,000)
                                             ========================================================

Loss per share (a) (As restated - Note 11)   $     (0.19)   $     (0.16)   $     (0.41)   $     (0.33)
                                             ========================================================
Shares used in calculating
   loss per share                              9,868,596      9,465,615      9,873,554      9,106,233
                                             ========================================================




(a) Loss attributable to common shareholders used in the computation of loss per share for the three and six months ended September 30, 1996 was $1,862,000 and $4,033,000, respectively (See Note 2).

See notes to condensed financial statements.

                                  ABAXIS, INC.
                            CONDENSED BALANCE SHEETS

                                                                        SEPTEMBER 30, 1996            MARCH 31, 1996
                                                                        --------------------------------------------
                                                                           (unaudited)                    (note)
                                     ASSETS
   Current assets:
   Cash and cash equivalents                                              $  5,272,000                $  1,591,000
   Short-term investments                                                    3,946,000                   6,187,000
   Trade and other receivables                                               1,183,000                     690,000
   Interest receivable                                                           8,000                      41,000
   Inventories                                                               1,533,000                   1,456,000
   Prepaid expenses                                                             70,000                      92,000
                                                                          ----------------------------------------
                  Total current assets                                      12,012,000                  10,057,000

Property and equipment - net                                                 2,332,000                   2,427,000
Long-term investments                                                             --                       500,000
Deposits and other assets                                                       62,000                      62,000
                                                                          ----------------------------------------
  Total assets                                                            $ 14,406,000                $ 13,046,000
                                                                          ========================================




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       $    992,000                $  1,017,000
   Accrued payroll and related expenses                                        520,000                     417,000
   Other accrued liabilities                                                   391,000                     225,000
   Warranty reserve                                                            330,000                     249,000
   Deferred rent                                                                20,000                      94,000
   Deferred revenue                                                            142,000                     143,000
                                                                          ----------------------------------------
                Total current liabilities                                    2,395,000                   2,145,000

Customer deposits                                                              170,000                     175,000
Commitments and contingencies                                                     --                          --

Shareholders' equity: (As restated - Note 11)
   Convertible preferred stock, no par value:  authorized
        shares - 5,000,000;  500,000 issued and outstanding
        on September 30, 1996 and none issued on
        March 31, 1996                                                       3,038,000                        --
   Common stock, no par value: authorized shares -
        20,000,000;  9,878,553 issued and outstanding on
        September 30, 1996 and 9,857,628 on March 31, 1996                  55,666,000                  53,556,000
   Accumulated deficit                                                     (46,863,000)                (42,830,000)
                                                                          ----------------------------------------
Total shareholders' equity                                                  11,841,000                  10,726,000
                                                                          ----------------------------------------
Total liabilities and shareholders' equity                                $ 14,406,000                $ 13,046,000
                                                                          ========================================



See notes to condensed financial statements.

Note: The balance sheet at March 31, 1996, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                   ABAXIS, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED SEPTEMBER 30,
                                                                    1996               1995
                                                                 -----------       -----------
OPERATING ACTIVITIES:
Net loss                                                         $(3,733,000)      $(2,980,000)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                                  474,000           478,000
      Amortization of deferred compensation                             --              40,000
      Changes in assets and liabilities:
         Trade and other receivables                                (493,000)         (128,000)
         Interest receivable                                          33,000              --
         Inventories                                                 (77,000)          (91,000)
         Prepaid expenses                                             22,000           (13,000)
         Deposits and other assets                                      --                --
         Accounts payable                                            (25,000)           69,000
         Accrued payroll and related expenses                        103,000            48,000
        Other accrued liabilities                                    173,000           (67,000)
         Deferred revenue                                             (1,000)           10,000
         Customer deposits                                            (5,000)           (5,000)
                                                                 -----------------------------
Net cash used in operating activities                             (3,529,000)       (2,639,000)
                                                                 -----------------------------

INVESTING ACTIVITIES:
Purchase of "available-for-sale" securities                       (5,409,000)       (1,963,000)
Maturities of "available-for-sale" securities                      7,650,000           687,000
Sales of "available-for-sale" securities                             500,000              --
Purchase of property and equipment                                  (379,000)         (127,000)
                                                                 -----------------------------
Net cash provided (used) by investing activities                   2,362,000        (1,403,000)
                                                                 -----------------------------

FINANCING ACTIVITIES :
Proceeds from issuance of common  stock                               68,000         6,183,000
Proceeds from issuance of Series A Preferred Stock (Note 4)        4,780,000              --
                                                                 -----------------------------
Net cash provided by financing activities                          4,848,000         6,183,000

Increase in cash and cash equivalents                              3,681,000         2,141,000
Cash and cash equivalents at beginning of period                   1,591,000         3,460,000
                                                                 -----------------------------
Cash and cash equivalents at end of period                       $ 5,272,000       $ 5,601,000
                                                                 =============================





See notes to condensed financial statements.

                                  ABAXIS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS AS RESTATED


1. BASIS OF PRESENTATION

The condensed financial statements for the periods ended September 30, 1996, and 1995 are unaudited, but include all adjustments (consisting only of normal recurring adjustments) that the management of Abaxis, Inc. believes to be necessary for fair presentation of the financial position, results of operations and cash flows for the periods presented. Interim results are not necessarily indicative of results to be expected for the full year. The financial statements should be read in conjunction with the audited financial statements for the year ended March 31, 1996, included in the Company's annual report on Form 10-K filed with the Securities and Exchange Commission.

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

2. PER SHARE INFORMATION

Per share information for the periods ended September 30, 1996, and 1995 is based solely on weighted average shares of common stock outstanding during the period. Common equivalent shares have not been considered in the computation since their inclusion would have an antidilutive effect. In the computation of loss per share for the periods ended September 30, 1996, loss attributable to common shareholders includes the accretion of preferred stock of $300,000 (see
Note 4).


3. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following on the dates indicated.


                                   SEPTEMBER 30, 1996      MARCH 31, 1996
       Raw materials                 $  851,000               $  829,000
       Work-in-process                  282,000                  467,000
       Finished goods                   400,000                  160,000
                                     -----------------------------------
                                     $1,533,000               $1,456,000
                                     ===================================


4.  EQUITY FINANCING

In September 1996, the Company completed a private equity financing, raising a total of $4,780,000 from off-shore investors. The Company issued 500,000 shares of convertible Series A Preferred Stock at $10.00 per share. The preferred stock may be converted at any time after the 45th day after the issuance date to common stock at certain discounts to the market price for common stock varying from 20% to 29% ratably over a period of nine months. Holders of record of preferred stock are entitled to receive dividends of $0.15 per share on the 90th, 180th and 270th day after the first date the stock was issued. The calculated imbedded yield representing the discount on the assumed potential conversion of the preferred stock was allocated to common stock and accreted to preferred stock over the preferred stock holding period.

5.     RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the year ended March 31, 1997, management determined that the calculated imbedded yield representing the discount on the assumed potential conversion of the preferred stock issued by the Company should have been accreted to preferred stock and included in the loss per share computation. The effect of the restatement for the three and six months ended September 30, 1996 was to increase loss attributable to common shareholders by $300,000 and $300,000, respectively, and to increase loss per share by $.03 and $.03, respectively.


PART II-OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

            Exhibit Number                     Description

            Exhibit 11.1                 Computation  of Earnings per Share
            Exhibit 27.1                 Financial Data Schedule

(b)  Reports on Form 8-K

            None

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                ABAXIS,  INC.

                                By: /s/  Ting W. Lu
                                   --------------------------------------------
                                   Ting W. Lu
                                   Vice President of Finance and Administration
                                   and Chief Financial Officer

Date:  October 27, 1997

                                 EXHIBIT INDEX


Exhibit
Number        Exhibit Title
-------       -------------

  11.1        Computation of Earnings Per Share

  27.1        Financial Data Schedule