Form 10-Q/A
period 1996-12-31
ABAXIS INC
filed 1997-10-28
CIK 881890

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


Indicate by check mark whether the registrant:

     (1) has filed all reports required to be filed by Section 13 or 15(d) Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such
          reports),         Yes  X    No
                               ------   ------

                                       and
     (2)  has been subject to such filing requirements for the 90 days.
                            Yes  X   No
                               ------  ------

At February 10, 1997, 11,886,153 shares of common stock, no par value, were outstanding.

This report consists of 10 pages.

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

The undersigned registrant hereby amends the following items of its Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 1996, as set forth in the pages attached hereto:

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

Exhibit 11.1
Exhibit 27.1

PART 1-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                                  ABAXIS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                         THREE MONTHS ENDED                          NINE MONTHS ENDED
                                                            DECEMBER 31,                               DECEMBER 31,
                                                     1996                  1995                 1996                 1995
                                                  ---------------------------------------------------------------------------
Revenues:
   Product sales, net                             $  1,842,000         $    716,000         $  4,459,000         $  1,690,000
   Development and licensing revenue                    49,000              176,000              456,000              241,000
                                                  ---------------------------------------------------------------------------
Total revenues                                       1,891,000              892,000            4,915,000            1,931,000
                                                  ---------------------------------------------------------------------------

Costs and operating expenses:
   Cost of product sales                             1,860,000            1,334,000            5,471,000            3,514,000
   Research and development                            327,000              402,000            1,036,000              965,000
   Selling, general, and administrative              1,088,000              859,000            3,682,000            2,417,000
                                                  ---------------------------------------------------------------------------
Total costs and operating expenses                   3,275,000            2,595,000           10,189,000            6,896,000
                                                  ---------------------------------------------------------------------------

Loss from operations                                (1,384,000)          (1,703,000)          (5,274,000)          (4,965,000)
Interest income, net                                   112,000              147,000              254,000              429,000
Other income (expense)                                  12,000                 --                 26,000                 --
                                                  ---------------------------------------------------------------------------
Net loss                                          $ (1,260,000)        $ (1,556,000)        $ (4,994,000)        $ (4,536,000)
                                                  ===========================================================================

Loss per share (a) (As restated - Note 11)        $      (0.23)        $      (0.16)        $      (0.64)        $      (0.49)
                                                  ===========================================================================
Shares used in calculating
  loss per share                                    10,410,177            9,803,417           10,051,830            9,339,473
                                                  ===========================================================================





(a) Loss attributable to common shareholders used in the computation of loss per share for the three and nine months ended December 31, 1996 was $2,366,000 and $6,400,000, respectively (See Note 2)


See notes to condensed financial statements.

                                  ABAXIS, INC.
                            CONDENSED BALANCE SHEETS

                                                                 DECEMBER 31, 1996      MARCH 31, 1996
                                                                 -----------------      --------------
                                                                     (unaudited)             (note)
                                               ASSETS
   Current assets:
   Cash and cash equivalents                                        $  2,343,000         $  1,591,000
   Short-term investments                                              4,934,000            6,187,000
   Trade and other receivables                                           915,000              731,000
   Inventories                                                         2,498,000            1,456,000
   Prepaid expenses                                                      136,000               92,000
                                                                    ---------------------------------
                  Total current assets                                10,826,000           10,057,000

Property and equipment - net                                           2,534,000            2,427,000
Long-term investments                                                       --                500,000
Deposits and other assets                                                 60,000               62,000
                                                                    ---------------------------------
  Total assets                                                      $ 13,420,000         $ 13,046,000
                                                                    =================================
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                 $  1,097,000         $  1,017,000
   Accrued payroll and related expenses                                  550,000              417,000
   Other accrued liabilities                                             378,000              225,000
   Warranty reserve                                                      463,000              249,000
   Deferred rent                                                          41,000               94,000
   Deferred revenue                                                      168,000              143,000
                                                                    ---------------------------------
                Total current liabilities                              2,697,000            2,145,000

Customer deposits                                                        170,000              175,000

Shareholders' equity: (As restated - Note 11)
   Common stock, no par value: authorized shares  -
        35,000,000;  11,854,153 issued and outstanding on
        December 31, 1996 and 9,857,628 issued and
        outstanding on March 31, 1996                                 59,785,000           53,556,000
   Accumulated deficit                                               (49,232,000)         (42,830,000)
                                                                    ---------------------------------
Total shareholders' equity                                            10,553,000           10,726,000
                                                                    ---------------------------------
Total liabilities and shareholders' equity                          $ 13,420,000         $ 13,046,000
                                                                    =================================




See notes to condensed financial statements.

Note: The balance sheet at March 31, 1996, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

                                  ABAXIS, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                   NINE MONTHS   ENDED DECEMBER 31
                                                                       1996             1995
                                                                   -------------------------------
OPERATING ACTIVITIES:
Net loss                                                           $(4,994,000)        $(4,536,000)
Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation and amortization                                    701,000             720,000
      Amortization of deferred compensation                               --                47,000
      Changes in assets and liabilities:
         Trade and other receivables                                  (184,000)           (354,000)
         Inventories                                                (1,042,000)             (4,000)
         Prepaid expenses                                              (44,000)            (45,000)
         Deposits and other assets                                       2,000                --
         Accounts payable                                               80,000             267,000
         Accrued payroll and related expenses                          133,000              28,000
         Other accrued liabilities                                     153,000             (55,000)
         Warranty reserve                                              214,000              47,000
         Deferred rent                                                 (53,000)            (72,000)
         Deferred revenue                                               25,000               4,000
         Customer deposits                                              (5,000)            (15,000)
                                                                   -------------------------------
Net cash used in operating activities                               (5,014,000)         (3,968,000)
                                                                   -------------------------------

INVESTING ACTIVITIES:
Purchase of "available-for-sale" securities                         (6,447,000)         (1,963,000)
Maturities of "available-for-sale" securities                        7,700,000           1,798,000
Sales of "available-for-sale" securities                               500,000                --
Purchase of property and equipment                                    (808,000)           (273,000)
                                                                   -------------------------------
Net cash provided (used) by investing activities                       945,000            (438,000)
                                                                   -------------------------------

FINANCING ACTIVITIES :
Proceeds from issuance of common  stock                                 67,000           6,337,000
Proceeds from issuance of Series A Preferred Stock (Note 4)          4,780,000                --
Preferred stock dividend                                               (26,000)               --
                                                                   -------------------------------
Net cash provided by financing activities                            4,821,000           6,337,000

Increase in cash and cash equivalents                                  752,000           1,931,000
Cash and cash equivalents at beginning of period                     1,591,000           3,460,000
                                                                   -------------------------------
Cash and cash equivalents at end of period                         $ 2,343,000         $ 5,391,000
                                                                   ===============================

Non cash financing activity:
Conversion of Series A Preferred Stock to Common Stock             $ 4,118,000         $      --



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

2.     PER SHARE INFORMATION

Per share information for the three and nine months ended December 31, 1996 and 1995 is based solely on weighted average shares of common stock outstanding during the period. Common equivalent shares have not been considered in the computation since their inclusion would have an antidilutive effect. In the computation of loss per share, loss attributable to common shareholders includes the accretion of preferred stock and preferred stock dividends totaling $1,106,000 and $1,406,000 for the three and nine month periods ended December 31, 1996, respectively (see Note 4).

3.     INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:


                                 December 31, 1996          March 31, 1996
       Raw materials                 $1,766,000               $  829,000
       Work-in-process                  182,000                  467,000
       Finished goods                   550,000                  160,000
                                     -----------------------------------
                                     $2,498,000               $1,456,000
                                     ===================================


4.     PRIVATE EQUITY FINANCING

In September 1996, the Company completed a private equity financing in which it issued 500,000 shares of its convertible Series A Preferred Stock for an aggregate net purchase price of $4,780,000 to certain off-shore investors. Holders of preferred stock were entitled to receive cumulative dividends of $0.15 per share in stock or cash, at the discretion of the Board of Directors, on each of the 90th, 180th and 270th day after the issuance date. The preferred stock could be converted at any time after the 45th day after the issuance date to common stock at certain discounts to the market price for common stock varying from 20% to 29% ratably over a period of nine months. During the quarter ended December 31, 1996, all 500,000 shares of the convertible Series A Preferred Stock were converted into 1,975,600 shares of common stock. Prior to conversion, the Company paid a cash dividend of approximately $26,000 to Series A Preferred Stock holders. The calculated imbedded yield representing the discount on the assumed potential conversion of the preferred stock was allocated to common stock and was accreted to preferred stock over the preferred stock holding period.

5.     RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the year ended March 31, 1997, the Company's management determined that the calculated imbedded yield representing the discount on the assumed potential conversion of the preferred stock issued by the Company should have been accreted to preferred stock and included in the loss per share computation. The effect of the restatement for the three and nine months ended December 31, 1996 was to increase loss attributable to common shareholders by $1,080,000 and $1,380,000 respectively, and to increase loss per share by $0.11 and $0.14, respectively.

PART II-OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

         Exhibit Number          Description

             3.3                 Amendments to Articles of Incorporation

             11.1                Computation of Earnings per Share

             27.1                Financial Data Schedule

(b)    Reports on Form 8-K

       None

                                   FORM 10-Q/A

                                 AMENDMENT NO. 1


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  ABAXIS,  INC.

                                                  By: /s/  Ting W. Lu
                                                     --------------------------
                                                  Ting W. Lu
                                                  Vice President of Finance and
                                                  Administration and Chief
                                                  Financial Officer

Date:  October 27, 1997

                                 EXHIBIT INDEX


Exhibit
Number        Exhibit Title
-------       -------------

  11.1        Computation of Earnings Per Share

  27.1        Financial Data Schedule