Form 10-K405/A
period 1997-03-31
ABAXIS INC
filed 1997-10-28
CIK 881890

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                   FORM 10-K/A
                                 Amendment No. 1
(Mark One)
   [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1997 or

         Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1937
         For the transition period from ______ to ______
                               Commission file number 000-19720

                                  ABAXIS, INC.
             (Exact name of registrant as specified in its charter)

 California                                              77-0213001
--------------------------------------------------------------------------------
(State of Incorporation)                     (I.R.S Employer Identification No.)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 16, 1997 was approximately $33,648,540 based upon the closing sale price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purpose.

        The number of shares of the registrant's Common Stock outstanding as of June 16, 1997, was 11,886,153.

                      DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Proxy Statement for the Annual Meeting of Shareholders of Abaxis, Inc. tentatively scheduled to be held on September 9, 1997 are incorporated by reference in Part III of this Report on Form 10-K.

This report contains 27 pages.

                                         FORM 10-K/A
                                       AMENDMENT NO. 1

The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended March 31, 1997, as set forth in the pages attached hereto:

The number of shares of the registrant's Common Stock outstanding as of June 16, 1997 on the cover page of this report.

Part II
        Item 6.  Selected Financial Data

        Item 8.  Financial Statements and Supplementary Data

Part IV
        Item 14.  Exhibits, Financial Statement Schedules and Reports on
                  Form 8-K

Exhibit 11.1-Computation of Earnings Per Share
Exhibit 23.1-Consent of Deloitte & Touche LLP, Independent Auditors
Exhibit 23.2-Consent of Ernst & Young LLP, Independent Auditors
Exhibit 27.1-Financial Data Schedule

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company are qualified by reference to and shall be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements, related notes and other financial information included elsewhere in this report.

                                        --------------------------------------------------------------------------------------
                                                                          Years Ended March 31,
                                            1997              1996               1995                1994              1993
                                        ------------       -----------       ------------       ------------       -----------
STATEMENT OF OPERATIONS
DATA:
Total revenues                          $  7,294,000       $ 2,948,000       $  1,044,000       $  1,163,000       $        --
                                        ------------       -----------       ------------       ------------       -----------

Operating expenses:
   Cost of product sales                   7,661,000         4,883,000          2,587,000                 --                --
   Research and development                1,315,000         1,326,000          4,166,000          8,540,000         7,529,000
   Selling, general and
   administrative                          4,867,000         3,482,000          3,504,000          2,175,000         1,577,000
                                        ------------       -----------       ------------       ------------       -----------

Total costs and operating expenses        13,843,000         9,691,000         10,257,000         10,715,000         9,106,000
                                        ------------       -----------       ------------       ------------       -----------

Loss from operations                      (6,549,000)       (6,743,000)        (9,213,000)        (9,552,000)       (9,106,000)

Interest income and other                    360,000           547,000            376,000            874,000         1,197,000
Interest expense                                  --                --           (149,000)          (240,000)         (131,000)
                                        ------------       -----------       ------------       ------------       -----------

Net loss                                $ (6,189,000)      $(6,196,000)      $ (8,986,000)      $ (8,918,000)      $(8,040,000)
                                        ============       ===========       ============       ============       ===========

Loss per share (1) - As restated        $      (0.72)      $     (0.65)      $      (1.24)      $      (1.43)      $     (1.30)
                                        ============       ===========       ============       ============       ===========

Shares used in calculating
  net loss per share                      10,502,646         9,466,084          7,268,315          6,226,087         6,176,142
                                        ============       ===========       ============       ============       ===========


                                        --------------------------------------------------------------------------------------
                                                                               March 31,
                                            1997              1996               1995                1994              1993
                                        ------------       -----------       ------------       ------------       -----------
BALANCE SHEET DATA:
Cash, cash equivalents, and
  short-term investments                $  5,321,000       $ 7,778,000       $  7,195,000       $  5,573,000       $ 9,801,000

Working capital                            6,825,000         7,912,000          7,109,000          3,971,000         6,887,000

Long-term investments                             --           500,000            700,000          4,500,000        10,943,000

Total assets                              11,977,000        13,046,000         12,147,000         13,569,000        23,370,000

Long-term portion of notes
  payable and capital lease
  obligation                                      --                --                 --          1,089,000         1,489,000


Total shareholders' equity                 9,358,000        10,726,000         10,436,000         10,003,000        18,752,000



(1) See Note 1 to the Financial Statements for explanation of the loss per share calculation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


    Report of Deloitte & Touche LLP, Independent Auditors

    Report of Ernst & Young LLP, Independent Auditors

    Balance Sheets at March 31, 1997 and 1996

    Statements of Operations for Each of the Three Years in the Period Ended

      March 31, 1997

    Statements of Shareholders Equity for Each of the Three Years in the Period

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

As discussed in Note 11, the accompanying financial statements have been restated.



DELOITTE & TOUCHE LLP

San Jose, California
April 22, 1997 (April 30, 1997 as to Note 10;
  October 24, 1997 as to Note 11)

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of Abaxis, Inc.

We have audited the accompanying statements of operations, shareholders' equity, and cash flows of Abaxis, Inc. for the year March 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Abaxis, Inc. for the year ended March 31, 1995, in conformity with generally accepted accounting principles.




                                        ERNST & YOUNG LLP




San Jose, California
April 21, 1995

                                  ABAXIS, INC.

                                 BALANCE SHEETS

                                                                                       MARCH 31,
                                                                          -------------------------------
ASSETS                                                                         1997              1996
                                                                          ------------       ------------
Current assets:
  Cash and cash equivalents ........................................      $  1,436,000       $  1,591,000
  Short-term investments ...........................................         3,885,000          6,187,000
  Trade and other receivables ......................................         1,690,000            690,000
  Interest receivable ..............................................            80,000             41,000
  Inventories ......................................................         2,218,000          1,456,000
  Prepaid expenses .................................................           135,000             92,000
                                                                          ------------       ------------
           Total current assets ....................................         9,444,000         10,057,000

Property and equipment - net .......................................         2,453,000          2,427,000
Long-term investments ..............................................                --            500,000
Deposits and other assets ..........................................            80,000             62,000
                                                                          ------------       ------------

Total assets .......................................................      $ 11,977,000       $ 13,046,000
                                                                          ============       ============

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
  Accounts payable .................................................      $    695,000       $  1,017,000
  Accrued payroll and related expenses .............................           604,000            417,000
  Other accrued liabilities ........................................           554,000            225,000
  Warranty reserve .................................................           495,000            249,000
  Deferred rent ....................................................            24,000             94,000
  Deferred revenue .................................................           247,000            143,000
                                                                          ------------       ------------
           Total current liabilities ...............................         2,619,000          2,145,000
                                                                          ------------       ------------

Customer deposits ..................................................                --            175,000
                                                                          ------------       ------------

Commitments and contingencies (Note 5)

Shareholders' equity: (As restated - Note 11)
  Convertible preferred stock, no par value:  authorized shares -
    5,000,000; none issued .........................................                --                 --
  Common stock, no par value: authorized shares - 35,000,000; issued and outstanding shares - 11,886,153 in 1997 and 9,857,628
    in 1996 ........................................................        59,783,000         53,556,000
  Accumulated deficit ..............................................       (50,425,000)       (42,830,000)
                                                                          ------------       ------------
           Total shareholders' equity ..............................         9,358,000         10,726,000
                                                                          ------------       ------------
Total liabilities and shareholders' equity .........................      $ 11,977,000       $ 13,046,000
                                                                          ============       ============



See notes to financial statements.

                                          ABAXIS, INC.

                                    STATEMENTS OF OPERATIONS


                                                                                      YEAR ENDED MARCH 31,
                                                                         ---------------------------------------------
                                                                             1997             1996             1995
                                                                         ------------     -----------     ------------
Revenues:
  Product sales, net ................................................    $  7,294,000     $ 2,948,000     $    845,000
  Other development revenue .........................................              --              --          199,000
                                                                         ------------     -----------     ------------

Total revenues ......................................................       7,294,000       2,948,000        1,044,000
                                                                         ------------     -----------     ------------

Costs and operating expenses:
  Cost of product sales .............................................       7,661,000       4,883,000        2,587,000
  Research and development ..........................................       1,315,000       1,326,000        4,166,000
  Selling, general and administrative ...............................       4,867,000       3,482,000        3,504,000
                                                                         ------------     -----------     ------------
Total costs and operating expenses ..................................      13,843,000       9,691,000       10,257,000
                                                                         ------------     -----------     ------------

Loss from operations.................................................      (6,549,000)     (6,743,000)      (9,213,000)
Interest and other income ...........................................         360,000         547,000          376,000
Interest expense ....................................................              --              --         (149,000)
                                                                         ------------     -----------     ------------

Net loss.............................................................    $ (6,189,000)    $(6,196,000)    $ (8,986,000)
                                                                         ------------     -----------     ------------

Loss per share(a) - (As restated - Note 11)..........................    $      (0.72)    $     (0.65)    $      (1.24)
                                                                         ============     ===========     ============

Weighted average shares outstanding .................................      10,502,646       9,466,084        7,268,315
                                                                         ============     ===========     ============



(a) Loss attributable to common shareholders used in computation of loss per share for the year ended March 31, 1997 was $7,595,000 (See Note 1)



See notes to financial statements

                                  ABAXIS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                                               CONVERTIBLE
                                             PREFERRED STOCK          COMMON STOCK                                        TOTAL
                                          --------------------   ----------------------    ACCUMULATED     DEFERRED    SHAREHOLDERS'
                                           SHARES     AMOUNT       SHARES      AMOUNT        DEFICIT     COMPENSATION     EQUITY
                                          -------- -----------   ---------- ------------   ------------   ------------ -------------
Balances at April 1, 1994 ................      --  $        --    6,260,922 $ 37,782,000   $(27,648,000)   $(131,000) $ 10,003,000

Stock option exercises ...................      --           --      111,752      115,000             --           --       115,000
Issuance of common stock in a public
  offering, net of issuance costs
  of $167,000 ............................      --           --    2,347,250    9,222,000             --           --     9,222,000
Amortization of deferred compensation
  and cancellation of stock options ......      --           --           --       (2,000)            --       84,000        82,000
Net loss .................................      --           --           --           --     (8,986,000)          --    (8,986,000)
                                          --------  -----------   ---------- ------------   ------------    ---------  ------------

Balances at March 31, 1995 ...............      --           --    8,719,924   47,117,000    (36,634,000)     (47,000)   10,436,000

Stock option exercises ...................      --           --      157,704      389,000             --           --       389,000
Issuance of common stock in a private
  placement, net of issuance costs
  of $23,000 .............................      --           --      980,000    6,050,000             --           --     6,050,000
Amortization of deferred compensation ....      --           --           --           --             --       47,000        47,000
Net loss .................................      --           --           --           --     (6,196,000)          --    (6,196,000)
                                          --------  -----------   ---------- ------------   ------------    ---------  ------------

Balances at March 31, 1996 ...............      --           --    9,857,628   53,556,000    (42,830,000)          --    10,726,000

Stock option exercises ...................      --           --       20,925       67,000             --           --        67,000
Issuance of Series A preferred stock in a
  private placement, net of issuance costs
  of $220,000 ............................ 500,000    2,738,000           --    2,042,000             --           --     4,780,000
Preferred dividends paid .................      --           --           --           --        (26,000)          --       (26,000)
Accretion of preferred stock .............      --    1,380,000           --           --     (1,380,000)          --            --
Conversion of preferred stock into common
  stock ..................................(500,000)  (4,118,000)   2,007,600    4,118,000             --           --            --
Net loss .................................      --           --           --           --     (6,189,000)          --    (6,189,000)
                                          --------  -----------   ---------- ------------   ------------    ---------  ------------

Balances at March 31, 1997 (As restated -
  Note 11) ...............................      --  $        --   11,886,153 $ 59,783,000   $(50,425,000)   $      --  $  9,358,000
                                          ========  ===========   ========== ============   ============    =========  ============




See notes to financial statements

                                  ABAXIS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                         YEAR ENDED MARCH 31,
                                                               ----------------------------------------------
                                                                   1997             1996            1995
                                                               ------------     ------------     ------------
Operating activities:
  Net loss ................................................    $ (6,189,000)    $ (6,196,000)    $ (8,986,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization .........................         934,000          657,000          978,000
    Amortization of deferred compensation .................              --           47,000           82,000
    Changes in assets and liabilities:
      Trade and other receivables .........................      (1,000,000)        (405,000)        (183,000)
      Interest receivable .................................         (39,000)          (6,000)         198,000
      Inventories .........................................        (762,000)        (414,000)        (783,000)
      Prepaid expenses ....................................         (43,000)         (19,000)         208,000
      Deposits and other assets ...........................         (18,000)         (17,000)           6,000
      Accounts payable ....................................        (322,000)         519,000         (248,000)
      Accrued payroll and related expenses ................         187,000           99,000         (164,000)
      Other accrued liabilities ...........................         505,000          (28,000)         264,000
      Deferred revenue ....................................         104,000           34,000          109,000
      Customer deposits ...................................        (175,000)         (15,000)         190,000
                                                               ------------     ------------     ------------

        Net cash used in operating activities .............      (6,818,000)      (5,744,000)      (8,329,000)
                                                               ------------     ------------     ------------

Investing activities:
  Purchase of available-for-sale securities ...............     (27,370,000)     (17,194,000)     (28,026,000)
  Maturities of available-for-sale securities .............      30,172,000       15,250,000       26,337,000
  Sales of available-for-sale securities ..................              --               --        7,323,000
  Purchase of property and equipment ......................        (960,000)        (620,000)      (1,184,000)
  Capital lease deposits ..................................              --               --            4,000
                                                               ------------     ------------     ------------

        Net cash provided by (used in) investing activities       1,842,000       (2,564,000)       4,454,000
                                                               ------------     ------------     ------------

Financing activities:
  Principal payments under notes payable and capital
    lease obligations .....................................              --               --       (2,006,000)
  Proceeds from issuance of common and preferred stock ....       4,847,000        6,439,000        9,337,000
  Preferred dividends paid ................................         (26,000)              --               --
                                                               ------------     ------------     ------------

        Net cash provided by financing activities .........       4,821,000        6,439,000        7,331,000
                                                               ------------     ------------     ------------

Increase (decrease) in cash and cash equivalents ..........        (155,000)      (1,869,000)       3,456,000

Cash and cash equivalents at beginning of year ............       1,591,000        3,460,000            4,000
                                                               ------------     ------------     ------------

Cash and cash equivalents at end of year ..................    $  1,436,000     $  1,591,000     $  3,460,000
                                                               ============     ============     ============

Supplemental disclosures of cash flow information -
  Cash paid for interest ..................................    $         --     $         --     $    149,000
                                                               ============     ============     ============

Noncash financing activity -
  Conversion of preferred stock into common stock .........    $  4,118,000     $         --     $         --
                                                               ============     ============     ============


See notes to financial statements.

                                  ABAXIS, INC.

                    NOTES TO FINANCIAL STATEMENTS AS RESTATED
                    YEARS ENDED MARCH 31, 1997, 1996 AND 1995

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

     CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short- and long-term investments, as well as accounts receivable. The Company has placed the majority of its cash and cash equivalents and short-and long-term investments in high-credit, high-quality corporate notes and commercial paper.

     The Company sells its products primarily to organizations in the United States, Japan and Europe. The Company monitors the credit status of its customers on an ongoing basis and generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains allowances for potential bad debt losses. At March 31, 1997, three customers accounted for 25%, 25% and 15% of accounts receivable, respectively. At March 31, 1996, three customers accounted for 54%, 11% and 10% of accounts receivable, respectively.

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

     NET LOSS PER SHARE - Net loss per share is computed using the weighted average number of shares of common stock outstanding. Common equivalent shares from stock options are excluded from the computation as their effect is antidilutive. In the computation of loss per share, loss attributable to common shareholders includes the accretion of preferred stock totaling $1,380,000 and preferred stock dividends totaling $26,000 in fiscal 1997 (Note 7).

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

2.   INVESTMENTS

     The amortized cost and the estimated fair value of available-for-sale securities at March 31 are materially the same and are shown below by contractual maturity:


                                                           1997          1996
                                                        ----------    ----------
         Due in one year or less:
           Commercial paper and bankers' acceptances    $       --    $4,987,000
           Corporate debt securities ...............     3,885,000     1,200,000
                                                        ----------    ----------

                                                        $3,885,000    $6,187,000
                                                        ==========    ==========

         Due after one year through two years -
           Corporate debt securities ...............    $       --    $  500,000
                                                        ==========    ==========



3.   INVENTORIES

     Inventories at March 31 consist of the following:


                                                           1997          1996
                                                        ----------    ----------

         Raw materials.............................     $1,235,000    $  829,000
         Work in process ..........................        723,000       467,000
         Finished goods ...........................        260,000       160,000
                                                        ----------    ----------
                                                        $2,218,000    $1,456,000
                                                        ==========    ==========

4.   PROPERTY AND EQUIPMENT

     Property and equipment at March 31 consist of the following:


                                                           1997               1996
                                                        -----------       -----------
         Machinery and equipment .................      $ 3,412,000       $ 3,325,000
         Furniture and fixtures ..................          935,000           635,000
         Computers and computer equipment ........          812,000           876,000
         Leasehold improvements ..................          230,000           414,000
         Construction in progress ................        1,367,000           679,000
                                                        -----------       -----------

                                                          6,756,000         5,929,000
         Accumulated depreciation and amortization       (4,303,000)       (3,502,000)
                                                        -----------       -----------

         Net property and equipment ..............      $ 2,453,000       $ 2,427,000
                                                        ===========       ===========


5.   COMMITMENTS AND CONTINGENCIES

     LEASES - The Company leases its principal facility under a noncancelable operating lease agreement that expires in July 2000. Monthly rental payments increase based on a predetermined schedule. The Company recognizes rent expense on a straight-line basis over the life of the lease. The future minimum payments under the operating lease at March 31, 1997 are as follows:


          FISCAL YEAR
          -----------
             1998.................................................................$   598,000
             1999.................................................................    682,000
             2000.................................................................    705,000
             2001.................................................................    237,000
                                                                                  -----------

            Total.................................................................$ 2,222,000
                                                                                  ===========

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

7.   SHAREHOLDERS' EQUITY

     CONVERTIBLE PREFERRED STOCK - During fiscal year 1997, the Board of Directors authorized and designated 500,000 shares of Series A convertible preferred stock. In September 1996, the company sold the 500,000 shares of Series A convertible preferred stock in a private placement, resulting in net proceeds of $4,780,000. Significant terms of the Series A convertible preferred stock included a conversion feature such that each share was convertible into common stock at the option of the shareholder based upon a variable exchange ratio ranging from 71% to 80% of the market price of the Company's common stock, at the time of conversion or the market price of common stock at the preferred stock issuance date, whichever was lower. The Series A convertible preferred stock was also subject to automatic conversion into common stock upon the earlier to occur of (1) the time the consent of at least a majority of the outstanding preferred stock to such conversion is obtained or (2) on the second anniversary of the issuance date. The significant terms of the Series A preferred stock also entitled the holders to cumulative dividends of $0.15 per share of preferred stock at fixed intervals of time subsequent to the issuance date. The calculated imbedded yield representing the discount on the assumed potential conversion of the preferred stock was allocated to common stock and was accreted to preferred stock over the preferred stock holding period.

     In November and December 1996, the 500,000 shares of Series A convertible preferred stock were converted into 2,007,600 shares of common stock in accordance with the specified exchange ratios. In connection with the conversion, a dividend of $26,000 was paid to the holders of the Series A preferred stock in accordance with the rights of the shareholders.

     STOCK OPTION PLAN - Under the Company's 1989 Stock Option Plan (the Option
     Plan), options to purchase common stock may be granted to employees and consultants of the Company. Options granted under the 1989 Stock Option Plan may be either incentive stock options or nonqualified stock options. Incentive stock options are granted at no less than the fair market value of the common stock on the date of grant, and nonqualified stock options are granted at no less than 85% of the current fair market value of the common stock on the date of grant. The stock options generally expire ten years from the date of grant and normally become exercisable ratably over four years. Under the Company's Outside Directors' Stock Option Plan (the Directors' Plan), options to purchase common stock may be granted only to directors of the Company who are not employees. Options under the Directors' Plan are nonqualified stock options and are granted at the fair market value on the date of grant and expire five years from the date of grant.

     In a prior year, the Company's Board of Directors reserved 20,000 shares of common stock of which options to purchase 15,000 shares were granted to a non-employee director at the fair market value of the Company's common stock on the date of grant.

     Information with respect to stock option activity is summarized as follows:

                                                                          OPTIONS OUTSTANDING
                                                                        -------------------------
                                                                                        WEIGHTED
                                                                                        AVERAGE
                                                                          NUMBER        EXERCISE
                                                                        OF SHARES        PRICE
                                                                        ---------       --------
         Balances at April 1, 1994                                        763,945       $   3.49

         Granted ................................................         326,750           5.53
         Exercised ..............................................        (111,752)          1.02
         Canceled ...............................................        (174,069)          6.79
                                                                        ---------

         Balances at March 31, 1995 (323,778 vested at a weighted
           average price of $2.22)                                        804,874           3.95

         Granted (weighted average fair value of $4.14 per share)         299,000           6.28
         Exercised ..............................................        (157,704)          2.42
         Canceled ...............................................        (147,565)          5.20
                                                                        ---------

         Balances at March 31, 1996 (368,143 vested at a weighted
           average price of $3.64)                                        798,605           4.85

         Granted (weighted average fair value of $2.99 per share)         634,350           4.56
         Exercised ..............................................         (20,925)          3.23
         Canceled ...............................................        (234,981)          5.75
                                                                        ---------

         Balances at March 31, 1997 .............................       1,177,049       $   4.54
                                                                       =========

     Additional information regarding options outstanding as of March 31, 1997 is as follows:


                                               OPTIONS OUTSTANDING
                               -------------------------------------------------------------------------
                                                                                   OPTIONS EXERCISABLE
                                               WEIGHTED                         ------------------------
                                               AVERAGE            WEIGHTED                    WEIGHTED
                                              REMAINING           AVERAGE                      AVERAGE
            RANGE OF             NUMBER    CONTRACTUAL LIFE       EXERCISE       NUMBER       EXERCISE
        EXERCISE PRICES       OUTSTANDING      (YEARS)             PRICE       EXERCISABLE      PRICE
        ---------------       -----------  ----------------       --------     -----------    --------
        $ 0.32 - $ 1.32        118,921          3.88               $ 0.91        118,921       $ 0.91
        $ 2.50 - $ 2.50        149,850          9.94               $ 2.50             --       $   --
        $ 2.87 - $ 4.00        113,000          5.54               $ 3.74         73,585       $ 3.93
        $ 4.37 - $ 5.00        145,875          7.85               $ 4.70        118,448       $ 4.66
        $ 5.12 - $ 5.12        255,000          9.23               $ 5.12              -       $   --
        $ 5.25 - $ 5.62        154,000          8.54               $ 5.60         39,208       $ 5.54
        $ 5.75 - $ 6.25        133,736          7.81               $ 6.00         53,120       $ 6.13
        $ 6.37 - $ 9.11        106,667          7.02               $ 7.31         60,783       $ 7.14
                             ---------                                           -------
        $ 0.32 - $ 9.11      1,177,049          7.80               $ 4.54        464,065       $ 4.15
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

     Significant components of the Company's deferred tax assets are as follows:

                                                                       1997               1996
                                                                   ------------       ------------
         Deferred tax assets:
           Net operating loss carryforwards .................      $ 16,500,000       $ 14,800,000
           Research and development credit and manufacturer's
             investment credit carryforwards ................         2,400,000          2,100,000
           Capitalized research and development .............         1,000,000          1,300,000
           Other, net .......................................           600,000            800,000
                                                                   ------------       ------------

                                                                     20,500,000         19,000,000
         Valuation allowance for deferred tax assets ........       (20,500,000)       (19,000,000)
                                                                   ------------       ------------

         Total deferred tax assets ..........................      $         --       $         --
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

     The following is a summary of revenues by geographic region:


                                      YEARS ENDED MARCH 31,
                            -------------------------------------------
                               1997            1996            1995
                            ----------      ----------      ----------
         United States      $4,995,000      $2,436,000      $1,044,000
         Europe ......         695,000         263,000              --
         Japan .......       1,452,000          82,000              --
         Other .......         152,000         167,000              --
                            ----------      ----------      ----------

         Total .......      $7,294,000      $2,948,000      $1,044,000
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

11.  RESTATEMENT

Subsequent to the issuance of the Company's financial statements for the year ended March 31, 1997, the Company's management determined that the calculated imbedded yield representing the discount on the assumed potential conversion of the preferred stock issued by the Company should have been accreted to preferred stock and included in the loss per share computation. The effect of the restatement for the year ended March 31, 1997 was to increase loss attributable to common shareholders by $1,380,000 and to increase loss per share by $0.13.

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

        3. Exhibits filed with this Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K)


          Exhibit
          Number     Description
          ------     -----------
          10.20      Employment Agreement with Mr. Clinton H. Severson
                     dated March 31, 1997

          10.21 Amendment to the Lease Agreement between the Company and South Bay/Caribbean dated March 11, 1997

          10.22      Equipment Loan Agreement between the Company and
                     Transamerica Business Credit dated March 4, 1997

           11.1      Computation of Earnings per share

           22.1      Subsidiaries of the Registrant

           23.1      Consent of Deloitte & Touche LLP, Independent
                     Auditors

           23.2      Consent of Ernst & Young LLP, Independent Auditors

           27.1      Financial Data Schedule

(b) Reports on From 8-K

        None



                                     EXHIBITS INDEX

Exhibit
  No.                            Description of Document
-------                          -----------------------
  3.1     Restated Articles of Incorporation, as amended  (5) (10)
  3.2     By-laws of the Company  (1)
 10.5     1989 Stock Option Plan as amended and forms of agreement  (3)
 10.6     1992 Outside Directors Stock Option Plan and forms of agreement  (4)
 10.7     401(k) Plan  (1)
 10.8 Lease Agreement between the Company and South Bay/Caribbean dated March 11, 1992 (3)
10.13 Exclusive Distribution Agreement dated September 20, 1991 between the Company and Teramecs (1) (2)
10.14 Sponsored Research Agreement dated as of September 20, 1991 between the Company and Teramecs (1) (2)
10.15 Development Agreement between the Company and Becton Dickinson and Company (through its Becton Dickinson Immunocytometry Systems Division) dated April 9, 1993 (5) (6)
10.16     Distribution agreement between the Company and VedCo, Inc. dated
          June 20, 1994  (6)
10.17 Supply Agreement between the Company and Becton Dickinson and Company (through its Becton Dickinson Immunocytometry Systems Division) dated September 16, 1994 (6) (7)
10.18 Licensing agreement between the Company and Pharmacia Biotech, Inc. dated October 1, 1994 (6) (7)
10.19     Employment Agreement with Mr. Gary H. Stroy dated March 11, 1995  (8)
10.20 Employment Agreement with Mr. Clinton H. Severson dated March 31, 1997 (Page 46)
10.21 Amendment to the Lease Agreement between the Company and South Bay/Caribbean dated March, 11, 1997 (Page 50)
10.22 Equipment Loan Agreement between the Company and Transamerica Business Credit dated March 4, 1997 (Page 54)
11.1      Computation of Earnings per share
16.1      Letter from Ernst & Young LLP dated January 30, 1996  (9)
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


                                       ABAXIS,  INC.

                                       By: /s/  Ting W. Lu
                                          ----------------------------------
                                       Ting W. Lu
                                       Vice President of Finance and
                                       Administration and Chief
                                       Financial Officer

Date:  October 27, 1997