Form 10-Q
period 1997-09-30
ABAXIS INC
filed 1997-11-14
CIK 881890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

               (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

             (1)       has filed all reports required to be
                       filed by Section 13 or 15(d) Securities
                       Exchange Act of 1934 during the
                       preceding 12 months (or for such shorter
                       period that the registrant was required
                       to file such reports),               Yes  [X]   No [ ]

                                       and

             (2)       has been subject to such
                       filing requirements for the 90
                       days.                                Yes  [X]   No [ ]

At November 10, 1997, 11,912,747 shares of common stock, no par value, were outstanding.

This report on Form 10-Q, including all exhibits, contains 16 pages.

                                TABLE OF CONTENTS


      ITEM                                                                                    PAGE
      ----                                                                                    ----
Facing Sheet..................................................................................   1

Table of Contents.............................................................................   2

Part I.           Financial Information

         Item 1.  Financial Statements:

                  Condensed Statements of Operations -
                     Three Months and Six Months Ended September 30, 1997 and 1996............    3

                  Condensed Balance Sheets - September 30, 1997 and March 31, 1997............    4

                  Condensed Statements of Cash Flows -
                      Six Months Ended September 30, 1997 and 1996............................    5

                  Notes to Condensed Financial Statements.....................................    6

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................................    7

Part II.          Other Information

         Item 2.  Changes in Securities and Use of Proceeds...................................    12

         Item 4.  Submission of Matters to a Vote of Security Holders.........................    12

         Item 6.  Exhibits and Reports on Form 8-K............................................    13

                  Signatures..................................................................    14

PART 1-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ABAXIS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                           1997            1996            1997            1996
                                       ------------    ------------    ------------    ------------
Revenues:
   Product sales, net                  $  3,205,000    $  1,776,000    $  5,885,000    $  2,949,000
   Development and licensing revenue         83,000          37,000         156,000          75,000
                                       ------------    ------------    ------------    ------------
Total revenues                            3,288,000       1,813,000       6,041,000       3,024,000
                                       ------------    ------------    ------------    ------------

Costs and operating expenses:
   Cost of product sales                  2,866,000       1,789,000       5,461,000       3,611,000
   Research and development                 368,000         318,000         743,000         709,000
   Selling, general, and
   administrative                         1,172,000       1,329,000       2,388,000       2,590,000
                                       ------------    ------------    ------------    ------------
Total costs and operating expenses        4,406,000       3,436,000       8,592,000       6,910,000
                                       ------------    ------------    ------------    ------------

Loss from operations                     (1,118,000)     (1,623,000)     (2,551,000)     (3,886,000)
Interest income, net                         85,000          61,000         143,000         153,000
Other income (expense)                           --              --          (1,000)
                                       ------------    ------------    ------------    ------------
Net loss                               $ (1,033,000)   $ (1,562,000)   $ (2,409,000)   $ (3,733,000)
                                       ============    ============    ============    ============

Net loss per share (a)                 $      (0.15)   $      (0.19)   $      (0.27)   $      (0.41)
                                       ============    ============    ============    ============
Shares used in calculating
 loss per share                          11,886,987       9,868,596      11,886,570       9,873,554
                                       ============    ============    ============    ============



(a) Loss attributable to common shareholders used in the computation of loss per share for the three and six months ended September 30, 1997 was $1,783,000 and $3,159,000, respectively. Loss attributable to common shareholders used in the computation of loss per share for the three and six months ended September 30, 1996 was $1,862,000 and $4,033,000, respectively (See Note 2).

See notes to condensed financial statements.

                                  ABAXIS, INC.
                            CONDENSED BALANCE SHEETS


                                                    SEPTEMBER 30,    MARCH 31,
                                                       1997            1997
                                                    ------------    ------------
                                                     (unaudited)       (note)
                           ASSETS
Current assets:
  Cash and cash equivalents                         $    939,000    $  1,436,000
  Short-term investments                               7,605,000       3,885,000
  Trade and other receivables, net                     1,579,000       1,690,000
  Interest receivable                                     96,000          80,000
  Inventories                                          1,333,000       2,218,000
  Prepaid expenses                                       170,000         135,000
                                                    ------------    ------------
                  Total current assets                11,722,000       9,444,000

Property and equipment - net                           2,323,000       2,453,000
Deposits and other assets                                 88,000          80,000
                                                    ------------    ------------
   Total assets                                     $ 14,133,000    $ 11,977,000
                                                    ============    ============

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $  1,337,000    $    695,000
  Accrued payroll and related expenses                   777,000         604,000
  Other accrued liabilities                              869,000         578,000
  Warranty reserve                                       692,000         495,000
  Deferred revenue                                       262,000         247,000
  Note payable                                           200,000              --
                                                    ------------    ------------
                Total current liabilities              4,137,000       2,619,000
                                                    ------------    ------------

Long term liabilities--
  Note payable                                           313,000              --

Shareholders' equity:
  Convertible preferred stock, no par value:
    5,000,000 authorized; 3,000 issued and
    outstanding on September 30, 1997 and none on      2,732,000              --
    March 31, 1997
  Common stock, no par value: 35,000,000
    authorized; 11,887,803 issued and outstanding
    on September 30, 1997 and 11,886,153 on March     60,535,000      59,783,000
    31, 1997
  Accumulated deficit                                (53,584,000)    (50,425,000)
                                                    ------------    ------------
Total shareholders' equity                             9,683,000       9,358,000
                                                    ------------    ------------
Total liabilities and shareholders' equity          $ 14,133,000    $ 11,977,000
                                                    ============    ============



See notes to condensed financial statements.

Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements.

                                   ABAXIS, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     SIX MONTHS ENDED SEPTEMBER 30,
                                                     ------------------------------
                                                           1997         1996
                                                       -----------    -----------
OPERATING ACTIVITIES:
Net loss                                               $(2,409,000)   $(3,733,000)
Adjustments to reconcile net loss to net cash used
in operating activities:
    Depreciation and amortization                          370,000        474,000
    Write-down of capital equipment                         50,000             --
    Changes in assets and liabilities:
       Trade and other receivables                         111,000       (493,000)
       Interest receivable                                 (16,000)        33,000
       Inventories                                         885,000        (77,000)
       Prepaid expenses                                    (35,000)        22,000
       Deposits and other assets                            (8,000)            --
       Accounts payable                                    642,000        (25,000)
       Accrued payroll and related expenses                173,000        103,000
       Other accrued liabilities                           291,000         92,000
       Warranty reserve                                    197,000         81,000
       Deferred revenue                                     15,000         (1,000)
       Customer deposits                                        --         (5,000)
                                                       -----------    -----------
Net cash provided by (used in) operating activities        266,000     (3,529,000)
                                                       -----------    -----------

INVESTING ACTIVITIES:
Purchase of available-for-sale securities               (8,920,000)    (5,409,000)
Maturities of available-for-sale securities              5,200,000      7,650,000
Sales of available-for-sale securities                          --        500,000
Purchase of property and equipment                        (290,000)      (379,000)
                                                       -----------    -----------
Net cash provided by (used in)  investing activities    (4,010,000)     2,362,000
                                                       -----------    -----------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                       2,000         68,000
Proceeds from issuance of preferred stock                2,732,000      4,780,000
Net proceeds from equipment financing                      513,000             --
                                                       -----------    -----------
Net cash provided by financing activities                3,247,000      4,848,000
                                                       -----------    -----------

Increase (decrease) in cash and cash equivalents          (497,000)     3,681,000
Cash and cash equivalents at beginning of period         1,436,000      1,591,000
                                                       -----------    -----------
Cash and cash equivalents at end of period             $   939,000    $ 5,272,000
                                                       ===========    ===========

Supplemental disclosures of cash flow information:
     Interest paid                                     $    32,000    $        --

                  See notes to condensed financial statements.

                                  ABAXIS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Stockholders for the fiscal year ended March 31, 1997. The unaudited condensed financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1998 or for any future period.

2. PER SHARE INFORMATION

Shares used in calculating loss per share for the periods ended September 30, 1997 and 1996 are based solely on weighted average shares of common stock outstanding during the period. Common equivalent shares have not been considered in the computation since their inclusion would have an antidilutive effect. In the computation of loss per share for the periods ended September 30, 1997 and 1996, loss attributable to common shareholders includes the accretion of preferred stock of $750,000 and $300,000, respectively, relating to the calculated imbedded yield representing the discount on the assumed potential conversion of the preferred stock issued by the Company.

3. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:


                 SEPTEMBER 30,  MARCH 31,
                     1997         1997
                  ----------   ----------
Raw materials     $  492,000   $1,235,000
Work-in-process      644,000      723,000
Finished goods       197,000      260,000
                  ----------   ----------
                  $1,333,000   $2,218,000
                  ==========   ==========


4.   EQUITY FINANCING

On July 18, 1997, RGC International Investors LDC and Advantage Fund Ltd., each of which is an accredited investor as defined in Regulation D to the best knowledge of the Company, purchased from the Company 3,000 shares of Series B Convertible Preferred Stock at a price per share of $1,000, with net proceeds to the Company of approximately $2,732,000. The shares were sold in this private offering transaction under Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended, have not been registered with the Securities and Exchange Commission and carry a restrictive legend. The Series B Preferred Stock is convertible to common stock on or before July 18, 2002 at the lesser of the average closing bid price of the common stock for the five trading days prior to July 18, 1997, $2.7125, or 80% of the average closing bid prices for the five trading days prior to the conversion date. The Company filed a registration statement on Form S-3 on September 29, 1997 to register the common stock issuable upon conversion of the preferred stock for resale by the holders of the preferred stock. The registration was declared effective on October 30, 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include market acceptance of the Company's products and continuing development of its products, including required Food and Drug Administration ("FDA") clearance and other government approvals, risks associated with manufacturing and distributing products on a commercial scale, including complying with Federal and state food and drug regulations and general market conditions and competition. In this report, the words "anticipates", "believes", "expects", "future", "intends", "plans", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

During the quarter ended September 30, 1997, the Company achieved record results in terms of revenues and unit sales. A total of 281 Point-of-Care Blood Analyzers were placed worldwide, of which 156 were VetScan systems and 125 were Piccolo systems. The Company's product sales in the US accounted for 71% of its total revenues, international sales accounted for 26% and Orbos contract revenue accounted for the remaining 3%. Fifty-eight percent (58%) of the sales in the US were to the veterinary market and 42% were to the human medical market. Sales to the US Navy and Marines pursuant to a contract awarded in March 1997 totaled 94 Piccolo systems which accounted for essentially all of the US human medical market sales. Through September 30, 1997, the Company has shipped approximately 50% of the maximum number of analyzers covered by the contract with the US Navy entered into in March 1997. There can be no assurance that the US Navy will place purchase orders against the balance of the contract.

Internationally, sales to Japan constituted 57% and sales to Mexico constituted 23% of the total international shipments during the quarter ended September 30, 1997. Of the total Japanese revenue, 98% was for veterinary applications, including 60 VetScan systems. The increase in Japanese veterinary revenue is the result of the recent approval from the Japanese Ministry of Agriculture, Forestry and Fishery to distributeVetScan systems in Japan. The Company expects comparable orders from Japan for VetScan systems during the third quarter of fiscal 1998. The Company shipped an initial order of 28 Piccolo systems for use by the Instituto Mexicano del Securo Social (IMSS). These units are being installed in rural clinics throughout Mexico. An additional 10 Piccolo systems from the original purchase order are scheduled for shipment in the third quarter. The Company expects to receive an order for reagent discs shortly after the initial systems have been installed. There can be no assurance that the Company will receive additional orders beyond the terms of current purchase orders.

Since initial shipments of the Point-of-Care Blood Analyzer through September 30, 1997, the Company has placed a total of 1,646 units worldwide of which 1,223 were VetScan systems and 423 were Piccolo systems. In the United States the Company has placed 910 VetScan systems and 185 Piccolo systems. Internationally, the Company has placed 313 VetScan systems and 238 Piccolo systems.

Reagent disc shipments for the quarter ended September 30, 1997 were approximately 110,000 discs. Ninty-five percent (95%) of the reagent disc shipments were for veterinary applications. The increase in reagent disc shipments is consistent with the Company's belief that there will be recurring reagent disc revenue as the Company's product lines mature. This growth is mostly attributable to the expanded installed base of VetScan systems and higher consumption rates of institutional users. There can be no assurance this growth will continue.

The Company continues to develop new products that will provide further opportunities for market penetration. The Company is working on development of four electrolyte test methods: bicarbonate, chloride, potassium and sodium. Clinical trials are expected to begin during the fourth quarter of fiscal 1998. For the human market, the Company plans on incorporating these tests into new panels consistent with the codes in the 1998 version of the Current Procedures Terminology manual published by the American Medical Association. Additional reagent products utilizing these electrolyte methods will also be developed for the veterinary market. While the Company believes that its technology will allow it to develop reagent disc products in the future to provide a variety of additional blood tests, there can be no assurance that such future products will be developed, that such products will receive required regulatory clearance, or that the Company will be able to manufacture or market such products successfully.

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

The Company's periodic operating results have in the past varied and in the future may vary significantly depending on, but not limited to, a number of factors, including the level of competition; the size and timing of sales orders; market acceptance of the current and new products; new product announcements by the Company or its competitors; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products on a timely basis; component costs and supply constraints; manufacturing capacities and ability to scale up production; the mix of product sales between the analyzers and the reagent discs; the mix of product sales between distributor and direct sales and human medical and veterinary applicatons; mix in sales channels; levels of expenditure on research and development; changes in Company strategy; personnel changes; regulatory changes; and general economic trends.

The Company continues to explore the application of its proprietary technology used to produce the dry reagents used in the reagent discs, called the Orbos(R) Discrete Lypholization Process, to other companies' products. This process allows the production of an accurate, precise amount of active chemical ingredients in the form of a soluble bead. The Company believes that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. The Company has contracts with Becton Dickinson Immunocytometry Systems and Pharmacia Biotech, Inc. to either supply products or license Orbos technology. The Company is currently working with other companies to determine potential suitability of the Orbos technology to these companies' products. As resources permit, the Company will pursue other development, licensing or manufacturing agreement opportunities for its Orbos technology with other companies. There can be no assurances, however, that other applications will be identified or that additional agreements with the Company will result.

RESULTS OF OPERATIONS

REVENUE

During the three-month period ended September 30, 1997, the Company reported total revenues of approximately $3,288,000 ($3,205,000 in product revenue and $83,000 in Orbos contract revenue), a $1,475,000 or 81% increase as compared to net revenue of approximately $1,813,000 ($1,776,000 in product revenue and $37,000 in Orbos contract revenue) for the same period in fiscal 1997. The increase in revenue for the quarter ended September 30, 1997 compared to the quarter ended September 30, 1996 was due to increased unit sales of Piccolo analyzers to the US military on a direct basis without any distributor discounts, which yield higher net revenues, increased unit sales of VetScan systems to the Japanese market and new and repeat reagent disc sales in the domestic and international markets.

For the six months ended September 30, 1997, total revenue was approximately $6,041,000 ($5,885,000 in product revenue and $156,000 in Orbos contract revenue), a $3,017,000 or 100% increase as compared to net revenue of approximately $3,024,000 ($2,949,000 in product revenue and $75,000 in Orbos contract revenue) for the same period in fiscal 1997. The increase in revenue for the six-month period ended September 30, 1997 compared to the six-month period ended September 30, 1996 was due to increased unit sales of VetScan analyzers in the US, sales of Piccolo analyzers to the US military on a direct basis without any distributor discounts, which yield higher net revenues, increased sales of VetScan systems to the Japanese market and new and repeat reagent disc sales in the domestic and international markets.

Revenues from Orbos contracts are primarily dependent upon sales of products using the Orbos technology by other parties, which is out of the control of the Company and, therefore, may vary significantly from quarter to quarter.


COST OF PRODUCT SALES

Cost of product sales during the quarter ended September 30, 1997 was approximately $2,866,000, or 87% of total revenues, as compared to approximately $1,789,000, or 99% of total revenues for the quarter ended September 30, 1996. For the six-month period ended September 30, 1997, cost of sales was $5,461,000, or 90% of total revenues as compared to $3,611,000, or 119% for the same period in fiscal 1997. The increase in cost of product sales for the quarter and six-month period ending September 30, 1997 as compared to the same periods ending September 30, 1996 was primarily a function of the increase in sales volume. The decrease in cost of product sales as a percentage of total revenue for the quarter and six-month period ended September 30, 1997 as compared to the same periods ended September 30, 1996 is due to higher efficiency resulting from better standardized manufacturing processes and economies of scale related to increased manufacturing volume.

RESEARCH AND DEVELOPMENT

Research and development expenses during the second quarter of fiscal 1998 were approximately $368,000, or 11% of total revenues. Second quarter fiscal 1998 research and development expenses increased $50,000 from research and development expenses of approximately $318,000, or 18% of total revenues for the same period in fiscal 1997. For the first six months of fiscal 1998, research and development expenses were $743,000, or 12% of total revenues, a $34,000 increase from research and development expenses of $709,000, or 23% of total revenues in the first six months of fiscal 1997. The increase for the three-month and six-month period ended September 30, 1997 compared to the same periods in fiscal 1997 is the result of increased spending in the development of new test methods offset by reallocation of a portion of the development resources to support product manufacturing activities. The Company expects research and development expenses will increase as the Company continues the development of new test methods to expand its test menus as well as other development projects.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses totaled approximately $1,172,000, or 36% of total revenues for the three-month period ended September 30, 1997. This is a $157,000, or 12% decrease from selling, general and administrative expenses of approximately $1,329,000, or 73% of total revenues for the three-month period ended September 30, 1996. Selling, general and administrative expenses for the first six months of fiscal 1998 were $2,388,000, or 40% of total revenues. This is a $202,000, or 8% decrease from selling, general and administrative expenses of $2,590,000, or 86% of total revenues for the first six months of fiscal 1997. Decreases in selling, general and administrative expenses for the three and six-month periods ended September 30, 1997 compared to the same periods ended September 30, 1996 are primarily resulting from certain non-recurring cost associated with the launch of the Piccolo product line in fiscal 1997 and from the Company's cost containment efforts in fiscal 1998. The Company expects selling, general and administrative expenses to remain at comparable levels for the remainder of fiscal 1998.

NET INTEREST INCOME

Net interest income totaled approximately $85,000 or 3% of total revenues for the quarter ended September 30, 1997, compared to $61,000 or 3% of total revenues in the comparable quarter of fiscal 1997. The increase in net interest income was primarily the result of increased investment levels which was partially offset by interest expense related to interest payments of approximately $23,000 on an equipment loan during the period ended September 30, 1997. The Company incurred no interest expense during the period ended September 30, 1996.

Net interest income totaled approximately $143,000 or 2% of total revenues for the six-month period ended September 30, 1997, compared to $153,000 or 5% of total revenues in the comparable period of fiscal 1997. The Company incurred interest expense related to interest payments of approximately $32,000 on an equipment loan during the six-month period ended September 30, 1997. The Company incurred no interest expense during the six-month period ended September 30, 1996. The increase in interest expense was offset by an increase in interest income of approximately $22,000 for the period ended September 30, 1997 compared to interest income for the period ended September 30, 1996. This increase in interest income was primarily the result of increased investment levels.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1997, the Company had total cash, cash equivalents and short term investments of $8,544,000. The Company expects to incur substantial additional costs to support its future operations, including further commercialization of its products and development of new test methods that will allow the Company to further penetrate the human diagnostic market; acquisition of capital equipment for the Company's manufacturing facilities, which includes the ongoing costs related to continuing development of its current and future products; development and implementation of an automated manufacturing line to provide capacity for commercial volumes; and additional pre-clinical testing and clinical trials for its current and future products. The Company is currently contracting with a vendor to build an automated disc assembly line to provide anticipated capacity for future demand and to improve production efficiency. The Company estimates the cost of this new assembly line will be approximately $1,500,000 of which approximately $969,000 was paid through September 30, 1997. The Company expects to pay the balance upon acceptance of the equipment which is currently scheduled to occur before the end of fiscal 1998. In April 1997, in anticipation of taking delivery of the automated assembly line, the Company arranged for an equipment financing loan of up to $2,000,000, with 36 monthly payments, and a final balloon payment equal to 10% of the original principal amount. The equipment financing loan is collateralized by the Company's equipment and bears interest at approximately 16%. As of September 30, 1997, the Company has drawn $600,000 against this equipment financing loan of which $87,000 has been repaid to date. Additional manufacturing equipment will also need to be added during fiscal 1998 to provide sufficient production capabilities. Additionally, inventories and receivables related to the increased sales levels of the VetScan and Piccolo systems could increase significantly in future periods, which would require significant capital resources.

Net cash provided by operating activities during the six months ended September 30, 1997 was approximately $266,000 compared to net cash used of approximately $3,529,000 for the same period ended September 30, 1996. The decrease in net cash used in operating activities was due to a lower net loss, decreases in trade and other receivables and inventories and increases in accounts payable, accrued payroll and other accrued liabilities. Net inventories at the end of fiscal 1997 were higher than normal in anticipation of shipping requirements for the Navy and VetSmart orders scheduled for shipment beginning in April 1997. As a result of the completion of these shipments in the first and second quarters of fiscal 1998, the Company decreased net inventories by $623,000 during the first quarter and $262,000 during the second quarter of the fiscal year. Increases in accrued liabilities in the first six months of fiscal 1998 were mainly due to an accrual of an executive officer severance payment and increased warranty reserves.

Net cash used in investing activities during the six months ended September 30, 1997 was approximately $4,010,000, compared to net cash provided by investing activities of approximately $2,362,000 during the six months ended September 30, 1996. The change from net cash provided by investing activities in the six months ended September 30, 1996 to net cash used in investing activities in the six months ended September 30, 1997 was primarily the result of a decrease in maturities and sales of short-term investments, offset by an increase in purchases of short-term investments.

Net cash provided by financing activities for the six month period ended September 30, 1997 was approximately $3,247,000 compared to approximately $4,848,000 for the same period in fiscal 1997. Cash provided by financing activities for the six month period ended September 30, 1997 is the result of proceeds from issuance of common stock of $2,000, proceeds from issuance of preferred stock of $2,732,000 and net proceeds from equipment financing of $513,000. Cash provided by financing activities for the six month period ended September 30, 1996 is the result of proceeds from issuance of common stock of $68,000, and proceeds from issuance of preferred stock of $4,780,000.

The Company anticipates that its existing capital resources, equipment financing loan and anticipated revenue from the sales of its products will be adequate to satisfy its currently planned operating and financial requirements through fiscal 1998. The Company's future capital requirements will largely depend upon the increased market acceptance of its Point-of-Care Blood Analyzer System products. However, the Company's sales are not predictable due to its limited market experience with its products. In the event the sales are significantly below the anticipated level, the Company may need to obtain additional equity or debt financing. There can be no assurance that any such financing will be available, and any additional equity financing may be dilutive to shareholders, while debt financing may involve restrictive covenants.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 18, 1997, RGC International Investors LDC and Advantage Fund Ltd., each of which is an accredited investor as defined in Regulation D to the best knowledge of the Company, purchased from the Company 3,000 shares of Series B Convertible Preferred Stock at a price per share of $1,000, with net proceeds to the Company of approximately $2,732,000. The shares were sold in this private offering transaction under Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended, have not been registered with the Securities and Exchange Commission and carry a restrictive legend. The Series B Preferred Stock is convertible to common stock on or before July 18, 2002 at the lesser of the average closing bid price of the common stock for the five trading days prior to July 18, 1997, $2.7125, or 80% of the average closing bid prices for the five trading days prior to the conversion date. The Company filed a registration statement on Form S-3 on September 29, 1997 to register the common stock issuable upon conversion of the preferred stock for resale by the holders of the preferred stock. The registration was declared effective on October 30, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on September 9, 1997.

The following individuals were elected as directors to serve for the ensuing year. The following table indicates the number of votes in favor and votes against:


              DIRECTOR                   VOTES IN FAVOR   VOTES AGAINST
           Clinton H. Severson              8,449,547          67,060
           Richard Bastiani, Ph.D.          8,451,827          64,780
           Brenton G. A. Hanlon             8,451,827          64,780
           Prithipal Singh, Ph.D.           8,454,547          62,060
           Gary H. Story                    8,452,117          64,490
           Ernest S. Tucker, III, M.D.      8,452,027          64,580


In addition to the election of directors, the following matter was voted upon at the meeting and received the number of affirmative votes, negative votes and absentions indicated:

Ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for fiscal year ending March 31, 1998.

                          FOR     AGAINST    ABSTAIN

                       8,492,993   7,579      16,035

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)


            Exhibit Number     Description
            --------------     -----------
                 11.1          Computation of Earnings per Share

                 27.1          Financial Data Schedule


 (b)  Reports on Form 8-K

        None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ABAXIS, INC.

November 14, 1997              by: /s/Clinton H. Severson
-----------------------          --------------------------------------------
Date                              Clinton H. Severson
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


November 14, 1997              by: /s/ Ting W. Lu
-----------------------          --------------------------------------------
Date                              Ting W. Lu
                                  Vice President of Finance & Administration
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS
                                -----------------

Exhibit
Number                            Description
-------                           -----------
   11.1               Computation of Earnings per Share
   27.1               Financial Data Schedule