Form 10-Q
period 1997-12-31
ABAXIS INC
filed 1998-02-12
CIK 881890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1997

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

                                                     Yes  [X]  No  [ ]


    At February 9, 1998, 11,963,043 shares of common stock, no par value, were outstanding.

    This report on Form 10-Q, including all exhibits, contains 15 pages.

                                TABLE OF CONTENTS

      ITEM                                                                           PAGE
      ----                                                                           ----
Facing Sheet.........................................................................  1

Table of Contents....................................................................  2


Part I.           Financial Information

         Item 1.  Financial Statements:

                  Condensed Statements of Operations -
                     Three Months and Nine Months Ended December 31, 1997 and 1996...  3

                  Condensed Balance Sheets - December 31, 1997 and March 31, 1997....  4

                  Condensed Statements of Cash Flows -
                      Nine Months Ended December 31, 1997 and 1996...................  5

                  Notes to Condensed Financial Statements............................  6

         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.............................  8

Part II.          Other Information

         Item 2.  Changes in Securities and Use of Proceeds.......................... 13

         Item 6.  Exhibits and Reports on Form 8-K................................... 13

                  Signatures......................................................... 14

PART 1-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS



                                  ABAXIS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                  THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                       DECEMBER 31,                           DECEMBER 31,
                                                 1997               1996               1997               1996
                                             ---------------------------------------------------------------------
Revenues:
   Product sales, net                        $  2,995,000       $  1,842,000       $  8,880,000       $  4,459,000
   Development and licensing revenue               35,000             49,000            191,000            456,000
                                             ---------------------------------------------------------------------
Total revenues                                  3,030,000          1,891,000          9,071,000          4,915,000
                                             ---------------------------------------------------------------------

Costs and operating expenses:
   Cost of product sales                        2,600,000          1,860,000          8,061,000          5,471,000
   Research and development                       428,000            327,000          1,171,000          1,036,000
   Selling, general, and administrative         1,089,000          1,088,000          3,477,000          3,682,000
                                             ---------------------------------------------------------------------
Total costs and operating expenses              4,117,000          3,275,000         12,709,000         10,189,000
                                             ---------------------------------------------------------------------

Loss from operations                           (1,087,000)        (1,384,000)        (3,638,000)        (5,274,000)
Interest income, net                               82,000            112,000            225,000            254,000
Other income, net                                   9,000             12,000              8,000             26,000
                                             =====================================================================
Net loss                                     $   (996,000)      $ (1,260,000)      $ (3,405,000)      $ (4,994,000)
                                             =====================================================================

Basic loss per share (a)                     $      (0.09)      $      (0.23)      $      (0.36)      $      (0.64)
                                             =====================================================================
Diluted loss per share (a)                   $      (0.09)      $      (0.23)      $      (0.36)      $      (0.64)
                                             =====================================================================

Common shares used in computing per
share amounts:
Basic                                          11,917,208         10,410,177         11,904,691         10,051,830
                                             =====================================================================
Diluted                                        11,917,208         10,410,177         11,904,691         10,051,830
                                             =====================================================================

(a) Loss attributable to common shareholders used in the computation of loss per share for the three and nine months ended December 31, 1997 was $1,080,000 and $4,239,000, respectively. Loss attributable to common shareholders used in the computation of loss per share for the three and nine months ended December 31, 1996 was $2,366,000 and $6,400,000, respectively (See Note 3).


See notes to condensed financial statements.

                                  ABAXIS, INC.
                            CONDENSED BALANCE SHEETS

                                                      DECEMBER 31, 1997   MARCH 31, 1997
                                                      ----------------------------------
                                                        (unaudited)          (Note)
                           ASSETS
Current assets:
  Cash and cash equivalents                             $ 1,222,000        $ 1,436,000
  Short-term investments                                  5,935,000          3,885,000
  Trade and other receivables, net                        1,915,000          1,690,000
  Interest receivable                                       130,000             80,000
  Inventories                                             1,469,000          2,218,000
  Prepaid expenses                                          202,000            135,000
                                                        ------------------------------
                  Total current assets                   10,873,000          9,444,000

Property and equipment - net                              2,323,000          2,453,000
Deposits and other assets                                    85,000             80,000
                                                        ------------------------------
   Total assets                                         $13,281,000        $11,977,000
                                                        ==============================

       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        1,550,000        $   695,000
  Accrued payroll and related expenses                      749,000            604,000
  Other accrued liabilities                                 747,000            578,000
  Warranty reserve                                          750,000            495,000
  Deferred revenue                                          254,000            247,000
  Note payable                                              200,000                 --
                                                        ------------------------------
                Total current liabilities                 4,250,000          2,619,000
                                                        ------------------------------

Long term liabilities--
  Note payable                                              275,000                 --
                                                        ------------------------------

Shareholders' equity:
  Convertible preferred stock, no par value:
    5,000,000 authorized; 2,960 issued and
    outstanding on December 31, 1997 and none on
      March 31, 1997                                      3,516,000                 --
  Common stock, no par value: 35,000,000
    authorized; 11,933,043 issued and outstanding
    on December 31, 1997 and 11,886,153 on
    March 31, 1997                                       59,905,000         59,783,000
  Accumulated deficit                                   (54,665,000)       (50,425,000)
                                                        ------------------------------
Total shareholders' equity                                8,756,000          9,358,000
                                                        ------------------------------
Total liabilities and shareholders' equity              $13,281,000        $11,977,000
                                                        ==============================

See notes to condensed financial statements.

Note: The balance sheet at March 31, 1997 has been derived from the audited financial statements.

                                   ABAXIS, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED DECEMBER 31,
                                                              1997               1996
                                                         -------------------------------
OPERATING ACTIVITIES:
Net loss                                                 $ (3,405,000)      $ (4,994,000)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation and amortization                             533,000            701,000
    Write-down of capital equipment                            50,000                 --
    Common stock issued for services                           69,000                 --
    Changes in assets and liabilities:
       Trade and other receivables                           (225,000)          (217,000)
       Interest receivable                                    (50,000)            33,000
       Inventories                                            749,000         (1,042,000)
       Prepaid expenses                                       (67,000)           (44,000)
       Deposits and other assets                               (5,000)             2,000
       Accounts payable                                       855,000             80,000
       Accrued payroll and related expenses                   145,000            133,000
       Other accrued liabilities                              169,000            100,000
       Warranty reserve                                       255,000            214,000
       Deferred revenue                                         7,000             25,000
       Customer deposits                                           --             (5,000)
                                                         -------------------------------
Net cash used in operating activities                        (920,000)        (5,014,000)
                                                         -------------------------------

INVESTING ACTIVITIES:
Purchase of available-for-sale securities                 (10,141,000)        (6,447,000)
Maturities of available-for-sale securities                 7,600,000          7,700,000
Sales of available-for-sale securities                        491,000            500,000
Purchase of property and equipment                           (453,000)          (808,000)
                                                         -------------------------------
Net cash provided by (used in) investing activities        (2,503,000)           945,000
                                                         -------------------------------

FINANCING ACTIVITIES:
Proceeds from issuance of common stock                          2,000             67,000
Proceeds from issuance of preferred stock                   2,732,000          4,780,000
Preferred stock dividend                                           --            (26,000)
Net proceeds from equipment financing                         475,000                 --
                                                         -------------------------------
Net cash provided by financing activities                   3,209,000          4,821,000
                                                         -------------------------------

Increase (decrease) in cash and cash equivalents             (214,000)           752,000
Cash and cash equivalents at beginning of period            1,436,000          1,591,000
                                                         -------------------------------
Cash and cash equivalents at end of period               $  1,222,000       $  2,343,000
                                                         ===============================

Supplemental disclosures of cash flow information:
   Cash paid for interest                                $     54,000       $         --
                                                         ===============================
Noncash financing activity:
   Conversion of preferred stock into common stock       $     51,000       $  4,118,000
                                                         ===============================

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

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

During June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS
130), which requires that an enterprise report the change in its net assets from nonowner sources by major components and as a single total. The Board also issued Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 181), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

3.   PER SHARE INFORMATION

During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company adopted SFAS 128 in the third quarter of fiscal 1998 and restated earnings per share (EPS) data for prior periods to conform with current presentation.

SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from securities and other contracts which are exercisable or convertible into common shares.

Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. As a result of operating losses, there is no difference between the basic and diluted calculations of EPS. Loss attributable to common shareholders includes the accretion relating to the calculated imbedded yield representing the discount on the assumed potential conversion of the preferred stock issued by the Company.

The reconciliation of net loss to net loss attributable to common shareholders is as follows:

                                                        Three months ended                  Nine months ended
                                                              December 31                        December 31,
                                                        1997              1996             1997               1996
Net loss                                               (996,000)      $(1,260,000)      $(3,405,000)      $(4,994,000)

Cumulative preferred stock dividends                         --           (26,000)               --           (26,000)

Value assigned to accretion of preferred stock          (84,000)       (1,080,000)         (834,000)       (1,380,000)

                                                    =================================================================
Loss attributable to common shareholders            $(1,080,000)      $(2,366,000)      $(4,239,000)      $(6,400,000)
                                                    =================================================================


4.  INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consisted of the following:

                                       DECEMBER 31, 1997    MARCH 31, 1997
                                       -----------------    --------------
         Raw materials                    $  644,000         $1,235,000
         Work-in-process                     599,000            723,000
         Finished goods                      226,000            260,000
                                          ----------         ----------
                                          $1,469,000         $2,218,000
                                          ----------         ----------


5.  EQUITY FINANCING

On July 18, 1997, RGC International Investors LDC and Advantage Fund Ltd., each of which is an accredited investor as defined in Regulation D to the best knowledge of the Company, purchased from the Company 3,000 shares of Series B Convertible Preferred Stock at a price per share of $1,000, with net proceeds to the Company of approximately $2,732,000. The shares were sold in this private offering transaction under Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended, have not been registered with the Securities and Exchange Commission and carry a restrictive legend. The Series B Preferred Stock is convertible to common stock on or before July 18, 2002 at the lesser of the average closing bid price of the Company's common stock for the five trading days prior to July 18, 1997, $2.7125, or 80% of the average closing bid prices for the five trading days prior to the conversion date. The Company filed a registration statement on Form S-3 on September 29, 1997 to register the resale of the common stock issuable upon conversion of the preferred stock. The registration was declared effective on October 30, 1997. During the quarter ended December 31, 1997, 40 shares of the Series B Preferred Stock were converted into 20,296 shares of common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include market acceptance of the Company's products and continuing development of its products, including obtaining required Food and Drug Administration ("FDA") clearance and other government approvals, risks associated with manufacturing and distributing products on a commercial scale, including complying with Federal and state food and drug regulations and general market conditions and competition. In this report, the words "anticipates", "believes", "expects", "future", "intends", "plans", and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

During the quarter ended December 31, 1997, the Company achieved record results in terms of unit sales, placing 282 Point-of-Care Blood Analyzers worldwide, of which 256 were VetScan systems and 26 were Piccolo systems. Reagent disc shipments for the quarter ended December 31, 1997 were approximately 124,000 discs. Ninety-six percent (96%) of these reagent disc shipments were for veterinary applications. The quarter ended December 31, 1997 was the second consecutive quarter for the Company of revenue in excess of $3,000,000. Product sales in the US accounted for 60%, international sales accounted for 38% and Orbos contract revenue accounted for the remaining 2% of total revenues for the third fiscal quarter.

Domestically, 96% of the sales in the US were to the veterinary market and 4% were to the human medical market. The change in product mix to 4% of total revenues from Piccolo products from 42% during the second quarter of fiscal 1998 is the result of the Company completing, during the second fiscal quarter, the initial shipments of Piccolo systems to the US Navy and Marines. Through December 31, 1997, the Company has shipped approximately 50% of the maximum number of analyzers covered by the March 1997 contract with the US Navy. There can be no assurances that the US Navy will place purchase orders against the balance of the contract.

Internationally, sales to Japan constituted 68% and sales to Europe constituted 20% of the total international shipments during the quarter. Of the total Japanese revenue, 98% was for veterinary applications, including sales of 118 VetScan systems. The increase in Japanese veterinary sales activities relative to prior periods is the result of the approval in July 1997 from the Japanese Ministry of Agriculture, Forestry and Fishery to distribute VetScan systems in Japan. There can be no assurance that the increases in Japanese sales will continue.

The increase in reagent disc shipments in the third fiscal quarter is consistent with the Company's belief that there will be recurring reagent disc revenue as the Company's product lines mature. This growth is mostly attributable to the expanded installed base of VetScan systems and higher consumption rates of institutional users. There can be no assurance this growth will continue.

Through December 31, 1997, the Company has placed a total of 1,928 units of the Point-of-Care Blood Analyzer worldwide, of which 1,479 were VetScan systems and 449 were Piccolo systems. In the United States the Company has placed 1,025 VetScan systems and 192 Piccolo systems. Internationally, the Company has placed 454 VetScan systems and 257 Piccolo systems.

The Company continues to develop new products that the Company believes will provide further opportunities for market penetration. The Company is working on development of four electrolyte test methods: total carbon dioxide, chloride, potassium and sodium. Clinical trials of these test methods are expected to begin in the first quarter of fiscal 1999. For the human market, the Company plans on incorporating these tests into new panels consistent with the codes in the 1998 version of the Current Procedures Terminology manual published by the American Medical Association. The Company intends to develop additional reagent products utilizing these electrolyte methods for the veterinary market. While the Company believes that its technology will allow it to develop reagent disc products in the future to provide a variety of additional blood tests such as the electrolyte test methods, there can be no assurance that such future products will be developed, that such products will receive required regulatory clearance, or that the Company will be able to manufacture or market such products successfully.

Sales for any future periods are not predictable with a significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. The Company's expense levels, which are to a large extent fixed, are based in part on its expectations as to future revenues. Accordingly the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would have an immediate materially adverse impact on the Company's operating results and financial condition. Until sales volume of the Company's products, particularly its reagent discs, increases significantly so as to offset associated fixed costs and the Company begins to realize certain manufacturing economies of scale, sales of the Company's products may result in further losses and adversely affect the Company's results of operations and financial condition. The Company believes that period to period comparisons of its results of operations are not necessarily meaningful.

The Company's periodic operating results have in the past varied and in the future may vary significantly depending on, but not limited to, a number of factors, including the level of competition; the size and timing of sales orders; market acceptance of the current and new products; new product announcements by the Company or its competitors; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products on a timely basis; component costs and supply constraints; manufacturing capacities and ability to scale up production; the mix of product sales between the analyzers and the reagent discs; the mix of product sales between distributor and direct sales and human medical and veterinary applications; mix in sales channels; levels of expenditure on research and development; changes in Company strategy; personnel changes; regulatory changes; and general economic trends.

The Company continues to explore the application of its proprietary technology used to produce the dry reagents used in the reagent discs, called the Orbos(R) Discrete Lyophilzation Process, to other companies' products. This process allows the production of an accurate, precise amount of active chemical ingredients in the form of a soluble bead. The Company believes that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. The Company has contracts with Becton Dickinson Immunocytometry Systems and Pharmacia Biotech, Inc. to either supply products or license Orbos technology. The Company is currently working with other companies to determine potential suitability of the Orbos technology to these companies' products. As resources permit, the Company will pursue other development, licensing or manufacturing agreement opportunities for its Orbos technology with other companies. There can be no assurances, however, that other applications will be identified or that additional agreements with the Company will result.

RESULTS OF OPERATIONS

REVENUE

During the three-month period ended December 31, 1997, the Company reported total revenues of approximately $3,030,000, a $1,139,000 or 60% increase as compared to total revenues of approximately $1,891,000 for the same period in fiscal 1997. The increase in revenue for the quarter ended December 31, 1997 compared to the quarter ended December 31, 1996 was due primarily to increased unit sales of VetScan systems to the Japanese market and increased reagent disc sales in the domestic and international markets.

For the nine months ended December 31, 1997, total revenues were approximately $9,071,000, a $4,156,000 or 85% increase as compared to total revenues of approximately $4,915,000 for the same period in fiscal 1997. The increase in revenue for the nine-month period ended December 31, 1997 compared to the nine-month period ended December 31, 1996 was due to increased unit sales of VetScan analyzers in the US, sales of Piccolo analyzers to the US military on a direct basis without any distributor discounts, which yield higher net revenues, increased sales of VetScan systems to the Japanese market and higher reagent disc sales in the domestic and international markets.

Revenues from Orbos contracts during the three and nine-month periods ended December 31, 1997 were $35,000 and $191,000 respectively. Revenues from Orbos contracts during the three and nine-month periods ended December 31, 1996 were $49,000 and $456,000 respectively. Orbos revenue is primarily dependent upon sales of products using the Orbos technology by other parties, which is out of the control of the Company and, therefore, may vary significantly from quarter to quarter.

COST OF PRODUCT SALES

Cost of product sales during the quarter ended December 31, 1997 was approximately $2,600,000 or 86% of total revenues, as compared to approximately $1,860,000, or 98% of total revenues for the quarter ended December 31, 1996. For the nine-month period ended December 31, 1997, cost of sales was $8,061,000 or 89% of total revenues as compared to $5,471,000, or 111% of total revenues for the same period in fiscal 1997. The increase in cost of product sales for the quarter and nine-month periods ending December 31, 1997 as compared to the same periods ending December 31, 1996 was primarily a function of the increase in sales volume. The decrease in cost of product sales as a percentage of total revenues for the quarter and nine-month periods ended December 31, 1997 as compared to the same periods ended December 31, 1996 is due to lower unit costs resulting from better standardized manufacturing processes and economies of scale related to increased manufacturing volume.

RESEARCH AND DEVELOPMENT

Research and development expenses during the third quarter of fiscal 1998 were approximately $428,000, or 14% of total revenues. Third quarter fiscal 1998 research and development expenses increased $101,000 from approximately $327,000, or 17% of total revenues, for the same period in fiscal 1997. For the first nine months of fiscal 1998, research and development expenses were $1,171,000, or 13% of total revenues, a $135,000 increase from $1,036,000, or
21% of total revenues, in the first nine months of fiscal 1997. The increase for the three-month and nine-month period ended December 31, 1997 compared to the same periods in fiscal 1997 is the result of increased spending in the development of new test methods offset by reallocation of a portion of the development resources to support product manufacturing activities such as manufacturing process development. The Company expects research and development expenses will increase as the Company continues the development of new test methods to expand its test menus as well as other development projects.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses totaled approximately $1,089,000, or 36% of total revenues, for the three-month period ended December 31, 1997. This is a $1,000 increase from selling, general and administrative expenses of approximately $1,088,000, or 58% of total revenues, for the three-month period ended December 31, 1996. Selling, general and administrative expenses for the first nine months of fiscal 1998 were $3,477,000, or 38% of total revenues. This is a $205,000, or 6% decrease from selling, general and administrative expenses of $3,682,000, or 75% of total revenues, for the first nine months of fiscal 1997. Selling, general and administrative expenses for the three-month period ended December 31, 1997 compared to the same period ended December 31, 1996 remained relatively constant as the result of the Company's cost and spending control programs. The Company's effective utilization of resources is reflected in a reduction of total selling, general and administrative expenses as a percentage of revenue in the periods in fiscal 1998 as compared with comparable periods in fiscal 1997. The decrease in selling, general and administrative expenses for the nine-month period ended December 31, 1997 compared to the same period ended December 31, 1996 is primarily the result of certain non-recurring costs associated with the launch of the Piccolo product line in fiscal 1997 and the Company's cost containment efforts in fiscal 1998. The Company expects selling, general and administrative expenses to remain at comparable levels for the remainder of fiscal 1998.

NET INTEREST INCOME

Net interest income totaled approximately $82,000 or 3% of total revenues for the quarter ended December 31, 1997, compared to $112,000 or 6% of total revenues in the comparable quarter of fiscal 1997. The decrease in net interest income was the result of decreased investment levels and interest expense related to an equipment loan during the period ended December 31, 1997. The Company incurred interest expense of approximately $21,000 on an equipment loan during the three-month period ended December 31, 1997. The Company incurred no interest expense during the three-month period ended December 31, 1996.

Net interest income totaled approximately $225,000 or 2% of total revenues for the nine-month period ended December 31, 1997, compared to $254,000 or 5% of total revenues in the comparable period of fiscal 1997. The Company incurred interest expense of approximately $54,000 on an equipment loan during the nine-month period ended December 31, 1997. The Company incurred no interest expense during the nine-month period ended December 31, 1996. The increase in interest expense was offset by an increase in interest income of approximately $25,000 for the period ended December 31, 1997 compared to interest income for the period ended December 31, 1996. This increase in interest income was primarily the result of increased investment levels.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1997, the Company had total cash, cash equivalents and short term investments of $7,157,000. The Company expects to incur substantial additional costs to support its future operations, including further commercialization of its products and development of new test methods that will allow the Company to further penetrate the human diagnostic market; acquisition of capital equipment for the Company's manufacturing facilities, which includes the ongoing costs related to continuing development of its current and future products; development and implementation of an automated manufacturing line to provide capacity for commercial volumes; and additional pre-clinical testing and clinical trials for its current and future products. The Company is currently contracting with a vendor to build an automated disc assembly line to provide additional capacity and to improve production efficiency. The Company estimates the cost of this new assembly line will be approximately $1,500,000 of which approximately $992,000 was paid through December 31, 1997. The Company expects to pay the balance upon acceptance of the equipment which is currently scheduled to occur before the end of fiscal 1998. In April 1997, in anticipation of taking delivery of the automated assembly line, the Company arranged for an equipment financing loan of up to $2,000,000, with 36 monthly payments, and a final balloon payment equal to 10% of the original principal amount. The equipment financing loan is collateralized by the Company's equipment and bears interest at approximately 16%. As of December 31, 1997, the Company has drawn $600,000 against this equipment financing loan of which $125,000 has been repaid to date. The Company plans on drawing down the balance of the loan once the new automated assembly line is delivered to its facility. Additional manufacturing equipment will also need to be added during fiscal 1998 to provide sufficient production capabilities. Additionally, inventories and receivables related to increased sales levels of the VetScan and Piccolo systems could increase significantly in future periods, which would require significant capital resources.

Net cash used in operating activities during the nine months ended December 31, 1997 was approximately $920,000 compared to net cash used in operating activities of approximately $5,014,000 for the same period ended December 31, 1996. The decrease in net cash used in operating activities was due to a lower net loss, a decrease in inventories and increases in accounts payable, accrued payroll, other accrued liabilities and warranty reserve, offset by increases in trade and other receivables and prepaid expenses and deposits. Net inventories at March 31, 1997, compared to the balance at December 31, 1997, were higher due to preparation for shipment against orders from the Navy and VetSmart contracts beginning in April 1997. The increase in accounts payable is due to the timing of payments over the holidays and increases in payable levels associated with revenue growth. Increases in liabilities in the first nine months of fiscal 1998 were mainly due to increased warranty reserves and an accrual of severance payment for a former executive officer.

Net cash used in investing activities during the nine months ended December 31, 1997 was approximately $2,503,000, compared to net cash provided by investing activities of approximately $945,000 during the nine months ended December 31, 1996. The change from net cash provided by investing activities in the nine months ended December 31, 1996 to net cash used in investing activities in the nine months ended December 31, 1997 was primarily the result of an increase in purchases of short-term investments offset by a decrease in the purchase of property and equipment.

Net cash provided by financing activities for the nine month period ended December 31, 1997 was approximately $3,209,000 compared to net cash provided of approximately $4,821,000 for the same period in fiscal 1997. Cash provided by financing activities for the nine month period ended December 31, 1997 is primarily the result of proceeds from issuance of preferred stock of $2,732,000 and net proceeds from equipment financing of $475,000. Cash provided by financing activities for the nine month period ended December 31, 1996 is primarily the result of proceeds from issuance of preferred stock of $4,780,000 and proceeds from employee stock option exercises of $67,000. Cash provided by financing activities during this period was decreased by a $26,000 payment of a preferred stock dividend.

The Company anticipates that its existing capital resources, equipment financing loan and anticipated revenue from the sales of its products will be adequate to satisfy its currently planned operating and financial requirements through the next twelve months. The Company's future capital requirements will largely depend upon the increased market acceptance of its Point-of-Care Blood Analyzer System products. However, the Company's sales are not predictable due to its limited market experience with its products. In the event the sales are significantly below the anticipated level, the Company may need to obtain additional equity or debt financing. There can be no assurance that any such financing will be available, and any additional equity financing may be dilutive to shareholders, while debt financing may involve restrictive covenants.

PART II-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 18, 1997, RGC International Investors LDC and Advantage Fund Ltd., each of which is an accredited investor as defined in Regulation D to the best knowledge of the Company, purchased from the Company 3,000 shares of Series B Convertible Preferred Stock at a price per share of $1,000, with net proceeds to the Company of approximately $2,732,000. The shares were sold in this private offering transaction under Rule 506 and/or Section 4(2) of the Securities Act of 1933, as amended, have not been registered with the Securities and Exchange Commission and carry a restrictive legend. The Series B Preferred Stock is convertible to the Company's common stock on or before July 18, 2002 at the lesser of the average closing bid price of the common stock for the five trading days prior to July 18, 1997, $2.7125, or 80% of the average closing bid prices for the five trading days prior to the conversion date. The Company filed a registration statement on Form S-3 on September 29, 1997 to register the resale of the common stock issuable upon conversion of the preferred stock. The registration was declared effective on October 30, 1997. During the quarter ended December 31, 1997, 40 shares of the Series B Preferred Stock were converted into 20,296 shares of common stock.

In October 1997, the Company issued 24,944 shares of common stock to two consultants in payment for services provided to the Company during 1997. The shares were valued at $69,000. This issuance was made pursuant to Section 4(2) under the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

            Exhibit Number     Description
         -----------------------------------------------
                 27.1          Financial Data Schedule

(b) Reports on Form 8-K

        None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       ABAXIS, INC.

February 13, 1998                      by: /s/Clinton H. Severson
-----------------                         -------------------------------------
Date                                      Clinton H. Severson
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


February 13, 1998                      by: /s/ Ting W. Lu
----------------                          -------------------------------------
Date                                      Ting W. Lu
                                          Vice President of Finance &
                                          Administration and Chief Financial
                                          Officer
                                          (Principal Financial and Accounting
                                          Officer)

                                 EXHIBIT INDEX


EXHIBIT
  NO.                      DESCRIPTION
-------                    -----------
 27.1                Financial Data Schedule