Form 10-K
period 1998-03-31
ABAXIS INC
filed 1998-06-29
CIK 881890

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    FORM 10-K

(Mark One)
      X Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the fiscal year ended March 31, 1998 or

             Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1937
                For the transition period from ______ to ______

                        Commission file number 000-19720

                                  ABAXIS, INC.
             (Exact name of registrant as specified in its charter)

          California                                    77-0213001
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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 22, 1998 was approximately $36,665,533 based upon the closing sale price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purpose.

The number of shares of the registrant's Common Stock outstanding as of June 22, 1998, was 13,698,806.

                                TABLE OF CONTENTS



                                                                                   Page
                                                                                   ----
PART I ......................................................................
         ITEM 1. BUSINESS ...................................................       4
                 General ....................................................       4
                 In-vitro Diagnostic Testing ................................       4
                 Abaxis Products ............................................       5
                 Customer Segments and Distribution .........................       7
                 Competition ................................................       9
                 Manufacturing ..............................................       9
                 Government Regulation ......................................      10
                 Intellectual Property ......................................      13
                 Employees ..................................................      14

         ITEM 2. PROPERTIES .................................................      14

         ITEM 3. LEGAL PROCEEDINGS ..........................................      15

PART II .....................................................................
         ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS ................................      15

         ITEM 6. SELECTED FINANCIAL DATA ....................................      17

         ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..............      18

         ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
                 DATA .......................................................      23

                 Report of Deloitte & Touche LLP, Independent Auditors ......      24
                 Balance Sheets at March 31, 1998 and 1997 ..................      25
                 Statements of Operations for the Years Ended March 31, 1998,
                 1997 and 1996 ..............................................      26
                 Statements of Shareholders' Equity .........................      27
                 Statements of Cash Flows for the Years Ended March 31, 1998,
                 1997 and 1996 ..............................................      28
                 Notes to Financial Statements ..............................      29

PART III ....................................................................
         ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT ................................................      38

                                TABLE OF CONTENTS
                                   (continued)



                                                                                  Page
                                                                                  ----
         ITEM 11. EXECUTIVE COMPENSATION ....................................      41

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT ................................................      45

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS ..............................................      47

PART IV .....................................................................
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K .......................................      47

                  (a)  1. Financial Statements ..............................      47
                       2. Financial Statements Schedules ....................      47
                       3. Exhibits ..........................................      47
                  (b)  Reports on Form 8-K ..................................      47

SIGNATURES ..................................................................      48
EXHIBITS INDEX ..............................................................      49

                                     PART I


This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that reflect the Company's current view with respect to future events and financial performance. When used in this report, the words "anticipates", "believes", "expects", "intends", "plans", "future", and similar expressions identify forward-looking statements. The future events described in these statements involve risks and uncertainties, among them risks and uncertainties related to the market acceptance of the Company's products and continuing development of its products, including required Food and Drug Administration ("FDA") clearance and other government approvals, risks associated with manufacturing and distributing its products on a commercial scale, including complying with Federal and State food and drug regulations, general market conditions and competition. Actual results could differ materially from those projected in the forward-looking statements as a result of factors set forth throughout this document.

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

The Company offers its point-of-care blood chemistry analyzer system with a total of 18 test methods. The Company's repertoire of test methods includes albumin, amylase, alkaline phosphates (ALP), alanine aminotransferase (ALT), aspartate aminotransferase (AST), direct bilirubin, calcium, creatinine, creatine kinase (CK), glucose, glutamyl transferase (GGT), potassium, total bilirubin, total cholesterol, urea nitrogen (BUN), total protein, uric acid, and thyroxine (T4). Thirteen of these tests are marketed for both human and veterinary markets, another two tests, uric acid and direct bilirubin, are marketed only in the human market, and the remaining three tests, CK, T4 and potassium, are marketed exclusively in the veterinary market. The Company markets its reagent products by configuring these 18 test methods in panels that are designed to meet a variety of clinical diagnostic needs. The Company currently offers seven multi-test reagent disc products in the human medical market and seven reagent discs in the veterinary market.

Abaxis' focus in fiscal 1999 will continue to be in markets where the Company believes it can receive immediate economic rewards while at the same time developing new products that will allow the Company to expand into other market segments in the following year. Domestically, the Company expects to continue to focus on growing its presence in the veterinary markets, fulfilling the Company's contract with the Navy, and expanding its marketing effort to the other military branches. Internationally, the Company will continue to focus its sales effort in Europe and Japan as well as explore new markets in Asia and Latin America.

IN-VITRO DIAGNOSTIC TESTING

More than 20 billion blood tests are performed annually worldwide. These blood tests are performed mostly in commercial laboratories, hospitals, urgent care centers or physicians' offices. Sales of in-vitro diagnostic products for use by these facilities to conduct blood testing total approximately $15 billion per year. Although over 1,000 different tests are performed on blood, fewer than 50 different tests account for 70% of all blood testing. These tests are considered the "gatekeepers" of medical care as physicians routinely use them to diagnose and monitor the treatment of disease. A significant portion of the top 50 tests prescribed by physicians fall in the clinical chemistry category. In-vitro diagnostic products sold for the purpose of conducting clinical chemistry tests represent approximately 32% of the total $15 billion market, while diagnostic testing products for immunoassay represent another 33% of the market. With such a large volume of testing, centralized laboratories using automated batch testing equipment have become the norm in providing physicians the diagnostics test results they need to make medical treatment decisions.

The current worldwide focus on reducing medical care costs while maintaining quality of care has encouraged the movement of blood testing out of the central laboratories into the patient care setting. This trend began in the early 1980s with the introduction of handheld devices that could perform one or two tests. In the mid-1980s, small desktop instruments such as the Abbott VISION and the Kodak DT60 (now marketed by Johnson and Johnson) were introduced for use in doctors' offices and hospital satellite laboratories. While these systems allowed testing closer to the patient, they still required skilled technicians and were limited to performing one test at a time. As a result, multiple tests could not be performed economically and turnaround time was not significantly enhanced.

In the United States, there are approximately 40,000 veterinarians who generate annual billings of approximately $600 million in diagnostic testing. In the veterinary market blood testing has become more important to veterinarians by providing them valuable diagnostic information. Veterinarians have historically relied on the services of the centralized laboratories. The same factors affecting the human diagnostic market, however, also impact veterinary practices. Small desk top instruments such as the Dade Behring Analyst, Kodak DT60, and Idexx VetTest have been marketed to veterinarians to perform in-house blood testing. While these products have made in-house testing possible for veterinarians, they still require skilled technicians to properly use and maintain these products. As a result, based on the Company's market research, 55% of the veterinarians in the United States do not do in-house testing despite the advantages of in-house testing.

Abaxis believes that a key element of the patient-centered, cost-constrained health care model in the 1990s and beyond will be the availability of blood analysis systems in the patient care setting that are easily and reliably operated by caregivers and provide accurate, real time results for making immediate clinical decisions. The optimal system uses whole blood, has built-in calibration and quality control, provides quick turnaround time and is portable and low in cost. In addition, the optimal near-patient system should be easy to use by people with no special training and capable of transmitting test results instantly to a patient information management system.

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

ABAXIS PRODUCTS

Point-of-Care Blood Analyzer

The Company's point-of-care blood chemistry analyzer is a portable spectrophotometer, which is a device that measures the absorption of light at various wavelengths. A variable speed motor is used to spin the reagent disc for sample processing. The chemical reactions in the disc's cuvettes are measured optically by detecting the light absorbance of the solutions in the cuvettes at pre-determined wavelengths. The absorbances are converted to clinically relevant units by the measurement microprocessor. Results are stored by the interface microprocessor, sent to an RS232 port and printed on result cards by an internal thermal printer. The features of the analyzer include a small required sample size (100 (mu)L) of whole blood, serum or plasma, an intelligent quality control system that includes many self-test functions to ensure quality results, a built-in instrument self calibration, a built-in printer, a quick turn-around time of less than 15 minutes, minimal operational training and ease of information transmission using a computer port on the analyzer.

Reagent Discs

The reagent discs are designed to handle almost all technical steps of blood chemistry testing automatically. The discs first separate a whole blood sample into plasma and blood cells, meter the required quantity of plasma and diluent, mix the plasma and diluent, and deliver the mixture to the reagent chambers, called cuvettes, along the disc perimeter. The diluted plasma dissolves and mixes with the reagent beads initiating the chemical reactions which are monitored by the analyzer. The discs are 8-cm diameter, single-use devices constructed from three ultrasonically welded injection-molded plastic parts. The base and the middle piece create the chambers, cuvettes and passageways for processing the whole blood and mixing plasma with diluent and reagents. The top piece, referred to as the bar code ring, is imprinted with bar codes that contain disc-specific calibration information. In the center of the disc is a plastic diluent container sealed with polyethylene-laminated foil. Spherical lyophilized reagent beads are placed in the cuvettes during disc manufacturing. Upon completion of the analysis, used discs may be placed back into their foil pouches to minimize human contact with blood prior to proper disposal.

To perform a panel of tests, the operator collects a blood sample via finger puncture or venipuncture (the latter requiring a trained phlebotomist). The operator then transfers the sample into the reagent disc. The operator places the disc into the analyzer drawer, and enters patient, physician, and operator identification numbers. The analyzer spins the disc to separate cells from plasma, meters and mixes plasma with diluent, distributes diluted plasma to the cuvettes, and monitors chemical reactions. In less than 15 minutes, results are printed out on a result card with an adhesive backing for inclusion in the patient's medical record. A computer port enables transmission of patient results to external computers for data management.

The Company introduced its Piccolo system to the human marketplace in November 1995 with two reagent discs, General Health Panel 8 and General Health Panel 11. In November 1996, the Company introduced the Liver Panel Plus 9 disc, which was enabled by the 510(k) clearance of the GGT test received from the FDA in September 1996. Subsequently, the Company has released four other differently configured reagent disc products to meet different physicians' needs, mostly in the international markets. As of June 1998, a total of seven reagent disc products are marketed worldwide for use with the Piccolo system.

The VetScan system was introduced in the US veterinary market in July 1994. The Company initially launched the system with the Diagnostic Profile, a nine-test reagent product. Since then, the Company has added new test methods and new reagent disc products targeted to fulfill different veterinary diagnostic needs. The newest addition to the VetScan family of reagent products was the Equine Profile introduced to the market in June 1997. The Equine Profile was optimized with test methods useful for providing indications of the health condition of horses, particularly in the areas of hepatic dysfunction and muscle damage. As of June 1998, the Company offers a total of six reagent disc products to its veterinary customers.

Orbos Process

The dry reagents used in the Company's reagent discs are produced using a proprietary technology called the Orbos(R) Discrete Lyophilization Process. This process allows the production of an accurate, precise amount of active chemical ingredient in the form of a soluble bead. The Orbos process involves flash-freezing a drop of liquid reagent to form a solid bead and then freeze-drying the bead to remove water. The Orbos beads are stable in dry form and dissolve rapidly in aqueous solutions. The Company believes that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. The Company currently has a licensing agreement with Pharmacia Biotech and a supply contract with Becton Dickinson Immunocytometry Systems for products produced using the Orbos process. Abaxis is continuing to explore potential applications with other companies. There can be no assurance that the Company will be able to discover and/or develop any new applications for the Orbos process.

Future Products

The Company continues to develop new products that the Company believes will provide further opportunities for market penetration. The Company is working on development of four electrolyte test methods: total carbon dioxide, chloride, potassium and sodium. Clinical trials of these test methods have begun and are expected to be completed during the second quarter of fiscal 1999. Additional future test methods development for other disc products will be targeted at specific applications based on fulfilling clinical needs. The Company's current focus of test methods development is in clinical chemistry. In addition to clinical chemistry, the Company has demonstrated its ability to perform immunoassay tests in its blood analysis system by successfully developing its Thyroxine (T4) test in the veterinary market. The Company believes other homogeneous immunoassay methods can be performed in its discs to measure a wide assortment of low concentration blood analytes, such as therapeutic drugs and drugs of abuse.

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

CUSTOMER SEGMENTS AND DISTRIBUTION

Customer Segments

Abaxis sells its point-of-care blood chemistry analyzer products and reagent discs either directly or through distributors depending on the needs of the customer segment. In the delivery of human or veterinary care there are many kinds of providers and a multitude of sites where Abaxis products could be used as an alternative to relying on a central laboratory for blood test information. The Company believes that its current Piccolo system menu of 15 reagent test methods are suitable for certain niche market segments of the human medical market. These niche market segments include military installations (ships, field hospitals and mobile care units), urgent care and walk-in clinics (free-standing or hospital-connected), home care providers (national, regional or local), nursing homes, acute care hospitals, ambulance companies, dialysis centers, hospital labs and draw stations. The Company believes that its veterinary reagent product offerings meet a substantial part of the clinical diagnostic needs of veterinarians. Potential customers for the VetScan System are primarily companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine practitioners, veterinary referral hospitals, and private toxicology laboratories and university and government toxicology research laboratories.

Distribution Within North America

Abaxis sells its products directly to those customers who serve large human patient populations with employed caregivers such as the military, hospitals, and managed care organizations. As a result of health care reform, the Company expects a consolidation of providers with more centralized purchasing of medical products based on the standardization of care and the use of patient outcome studies to influence purchase decisions. The Company plans to achieve its direct sales objectives by employing highly skilled sales specialists and eventually sales teams which will work closely with providers in performing studies to show that the use of the Piccolo point-of-care blood chemistry analyzer rather than laboratory alternatives can provide better outcomes at a lower cost.

Abaxis is using distributors for those customers who desire to purchase reagent discs frequently and in small quantities. These distributors also contribute to identifying potential customers and introducing the product, but often need the support of Abaxis personnel in closing the sale. Product distributors are generally of two types, large companies that primarily serve hospitals, clinics and large health maintenance organizations (HMOs) nationwide using multiple warehouses and extensive transportation systems and smaller companies that provide the daily supplies needed by office-based physicians. In the human market, national firms sell thousands of products, including furniture, capital equipment, surgical instruments and a myriad of consumables. The smaller companies generally direct their product offerings to those items a physician uses daily in caring for primarily ambulatory patients. These firms also may sell lower priced equipment such as diagnostic instruments which are used in conjunction with consumable reagents. The Company currently has non-exclusive distribution agreements with Allegiance Healthcare Corporation (formerly Baxter Healthcare) and Sage London of Canada.

Veterinarians are served similarly to office-based physicians by small local firms, some with national affiliations. The Company currently has a non-exclusive agreement with VedCo, Inc., a national network of 14 independent distributors with 23 sales offices in the US. The Company also has five additional distribution agreements with regional distributors. In addition to selling through distributors, the Company directly supplies its VetScan products to two national institutional customers, VCA, the nation's largest veterinary hospital chain, and VetSmart, the nation's largest chain of veterinary service clinics. The Company intends to enter into arrangements with additional distributors as well as pursue direct sales where appropriate. There can be no assurance that the Company will be successful in securing arrangements with additional distributors or that any of the Company's distributors will devote the necessary resources to be successful in their efforts to commercialize the Company's products.

Distribution Outside of North America

The Company's international sales and marketing objectives include identifying and defining the market segments in each country by product and then focusing on specific objectives for each segment in each country. These specific objectives include modification and expansion of distribution and distributor training and monitoring to ensure the attainment of sales goals.

The Company currently has exclusive distribution agreements in the following countries: Argentina, Austria, Brazil, Chile, France, Germany, Greece, Hong Kong, Italy, Japan, Korea, Mexico, New Zealand, Norway, Portugal, Spain, Switzerland and the United Kingdom. Each distributor agreement contains a number of requirements that must be met to retain exclusivity, including minimum order quantity commitments, trade show and promotion requirements and a specified number of demonstration analyzer requirements. In most cases, the foreign distributors need to either go through an FDA-equivalent approval process with national regulators or clinical trials/market evaluations with their local opinion leaders in the medical field. Each distributor is responsible for obtaining the required approvals. There can be no assurance that any of the Company's distributors will be successful in obtaining proper approvals for Abaxis products in their respective countries or that these distributors will be successful in marketing Abaxis products. The Company plans to enter into additional distribution agreements to enhance its international distribution base and solidify its international presence. There can be no assurance that the Company will be successful in entering into any additional distributor agreements.

Abaxis is party to a series of agreements with Teramecs, the Company's Japanese distributor, involving funded research, distribution and manufacturing rights and an equity investment by Teramecs in the Company. Under these agreements Abaxis has granted Teramecs, subject to certain restrictions, the exclusive right to distribute Abaxis products in Japan, an option to obtain a license to manufacture the Piccolo system for resale only to Abaxis or in Japan and access to future Abaxis technology. Teramecs has provided $1,000,000 of research funding (which was recognized as revenue by Abaxis in fiscal 1994) and is obligated to purchase minimum quantities of products annually commencing in June 1996 in order to maintain exclusive distribution rights in Japan. In the event Teramecs exercises its option to manufacture Abaxis products, it must pay the Company an additional license fee, purchase from Abaxis the reagent beads for the products it manufactures, and pay royalties on the sale of such products. In August 1996, with the regulatory approval from the Japanese Ministry of Health and Welfare (Koseisho), Teramecs contracted with Daiichi Pure Chemical to provide more extensive market coverage to sell and distribute the Piccolo system in the Japanese human medical markets under the name Lunaspin. During fiscal 1998, Teramecs received regulatory approval to market the VetScan system from the Japanese Ministry of Agriculture, Forestry and Fishery (Nosuisho). There can be no assurance that Teramecs and Daiichi will be successful in marketing any Abaxis products.

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

Historically, most human medical testing has been performed in the hospital or commercial laboratory setting. Clinical laboratories have traditionally been effective at processing large panels of tests using skilled technicians and complex equipment. The Company's products compete with the clinical laboratories with respect to range of tests offered, the immediacy of results and cost effectiveness. While Abaxis cannot provide the same range of tests, the Company believes that its products will provide a sufficient breadth of test menus to compete successfully with clinical laboratories on the basis of immediacy of results and cost effectiveness. The Company's products compete with other products in the marketplace with respect to ease-of-use, the ability to conduct tests without a skilled technician, the ability to conduct multiple test panels, breadth of tests, built-in calibration and quality control, cost effectiveness and quality of results.

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

MANUFACTURING

Abaxis began manufacturing its VetScan products for the commercial market during fiscal 1995. The Company began manufacturing Piccolo products for commercial sale in fiscal 1996. To produce and commercially ship Piccolo products, the Company must have a license to manufacture medical products in the State of California, where the Company conducts its principal manufacturing activities, and have approval from the FDA as a medical device manufacturer. In May 1996, the Company received its license to manufacture from the State of California. In September 1996, the FDA granted the Company's manufacturing facility "in compliance" status, according to the regulations for current Good Manufacturing Practices ("cGMP") for medical devices. The Company is inspected by the FDA and the State of California on a routine basis, typically once every 24 months. Although the Company is not required when manufacturing the VetScan products to comply with all of the government regulations applicable to the human market, the Company has established all of its manufacturing operations to be cGMP and Quality System Regulations ("QSR") compliant as this ensures product quality and integrity regardless of end use or patient. There can be no assurance that the Company can successfully pass a re-inspection by the FDA or the State of California or any other future inspections. There can be no assurance that the Company can comply with all current or future government manufacturing requirements and regulations.

In addition to the development of standardized manufacturing processes and quality control programs for the entire manufacturing process, the Company's manufacturing activities are concentrated in the following three primary areas:

Point-of-Care Blood Chemistry Analyzer

The analyzer used in the Piccolo and VetScan system employs a variety of components designed or specified by Abaxis, including a variable speed motor, microprocessors, a liquid crystal display, a result card printer, a spectrophotometer and other electronic components. These components are manufactured by several third party vendors that have been qualified and approved by Abaxis and then assembled by contract manufacturers for Abaxis. The components are assembled at the Abaxis facility into the finished product and completely tested to ensure that the finished product meets product specifications. The analyzer uses technologically advanced components, many of which are available only from single source vendors. During fiscal 1998, the Company was successful in identifying potential alternate suppliers of some critical components and will continue to work on qualifying additional vendors to protect its source of supply on these crucial items. There can be no assurance that the Company will not experience a material interruption of supply of components from single source vendors.

Reagent Disc

The molded plastic disks used in the manufacture of the reagent disc are manufactured to the Company's specification by an established injection-molding manufacturer. To achieve the precision required for accurate test results, the disks must be molded to very narrow tolerances. The Company believes only a few manufacturers are capable of manufacturing to such tolerances. To date, the Company has qualified one manufacturer to mold the disks and has two molds. The Company expects to qualify a third production mold by the end of fall 1998 and has ordered a fourth production mold which it expects to qualify by the end of fiscal 1999 to better protect its supply source. The Company is also working with its supplier to improve yields and increase capacity on the existing production molds. While the Company has increased the number of disk molding tools to strengthen and better protect its line of supply, the inability of its injection-molding manufacturer to supply sufficient disks would have a material adverse impact on the Company's results of operations.

The Company assembles the reagent discs by using the molded plastic disks, loading the disk with reagents and then ultrasonically welding together the top and bottom pieces. The Company has begun development of an automated disc assembly line ("autoline") to provide anticipated capacity for future demand and to improve production efficiency. The Company expects to have this autoline fully operational by the end of fiscal 1999. The autoline is expected to double the Company's capacity while improving quality and yield. The qualification of the autoline could involve significant time and cost and could entail some initial unforeseen production problems. There can be no assurance that the autoline will be fully operational within fiscal 1999, the capacity will be doubled, quality and yield will improve or that the Company will not experience significant time requirements and additional cost with the qualification of the autoline.

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

To date, Abaxis has received market clearance for its portable blood analyzer and 16 test methods from the FDA. Abaxis is currently and plans to continue developing additional tests that will be required to be cleared through the

FDA. There can be no assurance that Abaxis will receive marketing clearance for any of its future products. The Amendment also requires the Company to manufacture its products in accordance with the cGMP and QSR using facilities registered to manufacture the Company's products. The Company's facility is subject to periodic inspections by the FDA. In addition, the use of the Company's facilities may be regulated by various state agencies. There can be no assurance that the Company will be able to maintain facility compliance with requirements or regulations.

The Piccolo system is also affected by the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), which is intended to ensure the quality and reliability of all medical testing in the United States regardless of where tests are performed. Under CLIA regulations, laboratory tests are divided into three categories: "waived or simple", "moderately complex" and "highly complex." The Company's current products, under these regulations, are classified in the "moderately complex" category, which would require that any location using these products be certified as a laboratory. Initial certification would require the laboratory to obtain a registration certificate from the Health Care Financing Administration ("HCFA") which would be issued if the laboratory (1) agrees to notify HCFA within 30 days of any change in its ownership, name or location, (2) agrees to treat proficiency testing samples in the same manner as patient specimens and (3) remits the registration fee. Within two years of registration certificate issuance, laboratories would be inspected to determine compliance with the CLIA requirements. The CLIA regulations require laboratories to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control/assurance, laboratory information systems and inspections. There can be no assurance that CLIA regulations will not have a materially adverse impact on the Company and its ability to market and sell its products.

In July 1996, the Company filed an application to the Center for Disease Control ("CDC") for its Piccolo system to be waived from the CLIA regulations. If granted, users of the product can then avoid many of the burdens imposed on users of moderately complex tests. To have the Piccolo placed in the waived category, the Company must conduct field studies at three non-laboratory sites using at least 20 operators each who have no medical laboratory training and can operate the Piccolo system with directions that require no more than seventh grade reading skills. The Company met with the CDC in February 1997 to review its application. The CDC has requested more detailed performance data, which the Company is in the process of collecting. To date, only a few companies have received waived category status for their tests and approval time from CDC appears to be over a year or two. Although the review process for a CLIA waiver could potentially be very lengthy and costly, the Company believes that its Piccolo products fulfill all requirements for obtaining a waived status. There can be no assurance that the Company will be able to obtain a waived status for its Piccolo system, or that if such waived status was granted, it will enhance the Company's ability to place Piccolo systems.

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

Although Abaxis believes that it will be able to comply with all applicable regulations of the FDA and of the State of California, current regulations depend heavily on administrative interpretations. There can be no assurance that future interpretations made by the FDA, the HCFA, the CDC or other regulatory bodies, with possible retroactive effect, will not adversely affect the Company.

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

VetScan System

The government regulations discussed above generally do not apply to the Company's VetScan products in the US. Internationally, among the countries where the Company currently has established distribution arrangements, to the Company's knowledge, Japan is the only market where VetScan products are subject to government approvals. In Japan, veterinary diagnostic devices are regulated by the Ministry of Agriculture, Forestry and Fishery, and thus the VetScan system must be approved by such Ministry prior to being marketed in Japan. Teramecs, the Company's Japanese distributor, received approval for the VetScan system at the end of summer 1997.

In order to maintain high quality standards for all its products, the Company is using the same manufacturing facilities to manufacture all point-of-care blood chemistry analyzers whether they be for the Piccolo or VetScan system products and therefore is following the same manufacturing processes and procedures where practical.

INTELLECTUAL PROPERTY

The Company has pursued the development of a patent portfolio to protect its technology. As of June 22, 1998, the Company has filed 25 United States patent applications. The following 18 patents have been issued:

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

5,122,284       Apparatus and Method for Optically Analyzing Biological Fluids                      June 16, 1992

5,173,193       Centrifugal Rotor Having Flow Partition                                             December 22, 1992

5,242,606       Sample Metering Port for Analytical Rotor Having Overflow Chamber                   September 7, 1993

5,275,016       Cryogenic Apparatus                                                                 January 4, 1994

5,304,348       Reagent Container for Analytical Rotor                                              April 19, 1994

5,403,415       Method and Device for Ultrasonic Welding                                            April 4, 1995

5,409,665       Simultaneous Cuvette Filling with Means to isolate Cuvettes                         April 25, 1995

5,413,732       Reagent Compositions for Analytical Testing                                         May 9, 1995

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

5,590,052       Error Checking in Blood Analyzer                                                    December 31, 1996

5,591,643       Simplified Inlet Channels                                                           January 7, 1997

5,599,411       Method and Device for Ultrasonic Welding                                            February 4, 1997

5,624,597       Reagent Compositions for Analytical Testing                                         April 29, 1997

5,693,233       Methods of Transporting Fluids within an Analytical Rotor                           December 2, 1997

The Company's policy is to file patent applications to protect technology, inventions and improvements that are important to the development of its business. The Company also relies upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain its competitive position. The Company has filed under the Patent Cooperation Treaty for international patent protection and is selectively filing patents in countries where the Company expects to market its product.

The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues. Consequently, even though Abaxis is currently executing its patent applications in the US and has filed an international application under the Patent Cooperation Treaty, in addition to actual foreign patents, the Company does not know whether any of its applications will result in the issuance of any further patents, or, for any patents issued, whether they will provide significant proprietary protection or will be circumvented or invalidated. Since patent applications are maintained in the US in secrecy until patents issue, and since publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months, Abaxis cannot be certain that it was the first creator of inventions covered by its issued patent or pending patent applications or that it was the first to file patent applications for such inventions. There can be no assurance that the Company's patent applications will result in further patents being issued or that if issued the patents will offer protection against competitors with similar technology; nor can there be any assurance that others will not gain patents that the Company would need to license or circumvent. Moreover, the Company may have to participate in interference proceedings declared by the US Patent and Trademark Office to determine the priority of inventions, which could result in substantial cost to the Company.

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

EMPLOYEES

The Company's success depends upon the continued contribution of its officers and key personnel, many of whom would be difficult to replace. If certain of these people were to leave the Company, the Company's ability to achieve its business objective might be impeded. As of March 31, 1998, the Company had a total of 76 full-time employees. Twenty employees, including five Ph.D's, continued to further the Company's research and development activities while also driving the manufacturing process development. Forty employees worked in manufacturing operations devoting their time to manufacturing the VetScan and Piccolo products as well as supporting development activities as necessary. Ten employees, including one Ph.D, were selling and marketing the VetScan and Piccolo products. The remaining six employees worked in general administration to support the Company's administrative requirements. The Company also uses temporary help to assist in carrying out certain operational duties. As of March 31, 1998, the Company had 18 temporary employees and most of them were assisting in manufacturing operations. None of the employees are covered by collective bargaining agreements and management considers its relations with employees to be good.

ITEM 2.    PROPERTIES

The Company occupies approximately 38,300 square feet of office, research and development and manufacturing space in a building in Sunnyvale, California. The Company's lease will expire in July 2000. During fiscal 1998 the Company had adequate space to satisfy all its needs. The Company may need additional space during fiscal year 1999 for warehousing purposes. Should the need for additional space arise, the Company believes that suitable additional space will be available on commercially reasonable terms.

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

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

The Company's initial public offering was completed in January 1992. From that date, the Company's common stock has been traded on the Nasdaq National Market under the symbol ABAX.

The high and low prices for the Company's common stock during each quarter since April 1, 1996 are exhibited in the table below, as represented by the high and low daily trade closing sales prices as reported by Nasdaq.

                                          Fiscal 1997                           High                Low
                                          -----------                           ----                ---
                          First Quarter                                        $7.125             $4.125
                          Second Quarter                                       $6.000             $3.375
                          Third Quarter                                        $5.750             $2.625
                          Fourth Quarter                                       $4.250             $2.500

                                          Fiscal 1998
                                          -----------
                          First Quarter                                        $3.375             $2.625
                          Second Quarter                                       $5.000             $2.500
                          Third Quarter                                        $4.000             $2.375
                          Fourth Quarter                                       $2.875             $1.875

                                         Fiscal 1999
                                         -----------
                          First Quarter (through June 22, 1998)                $3.031             $1.938

As of June 22, 1998, there were 259 shareholders of record and approximately 4,800 beneficial shareholders. Abaxis has never paid dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. The Company is currently restricted under its Series B Preferred Stock agreement from paying dividends.

On July 18, 1997, RGC International Investors LDC and Advantage Fund Ltd., each of which is to the best knowledge of the Company an accredited investor as defined in Regulation D of the Securities Act of 1933, as amended (the "Securities Act"), purchased from the Company an aggregate of 3,000 shares of Series B Convertible Preferred Stock at a price per share of $1,000, with net proceeds to the Company of approximately $2,768,000. The shares were sold in this private offering transaction and were not registered under the Securities Act in reliance upon the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. The Series B Preferred Stock is convertible into the Company's common stock on or before July 18, 2002 at the lesser of $2.7125 or 80% of the average closing bid prices for the five trading days prior to the conversion date. The Company filed a registration statement on Form S-3 on September 29, 1997 to register the resale of the common stock issuable upon conversion of the Series B Preferred Stock. The registration statement was declared effective on October 30, 1997. During fiscal 1998, 377 shares of the Series B Preferred Stock were converted into 244,873 shares of common stock. As of June 22, 1998, 2,650 shares of the Series B Preferred Stock have been converted into 1,720,736 shares of common stock.

On April 1, 1997, the Company issued 2,824 shares of common stock to a consultant in payment for investor relations consulting services provided to the Company during fiscal 1998. These shares were valued at $3.187 per share. On July 18, 1997, the Company issued 22,120 shares of common stock to a consultant in payment for services performed in connection with the Corporation's Series B Convertible Preferred Stock financing during fiscal 1998. These shares were valued at $2.75 per share. The issuances of common stock were not registered under the Securities Act in reliance upon the exemptions provided by Section 4(2) of the Securities Act.

ITEM 6.    SELECTED FINANCIAL DATA

The following selected financial data of the Company are qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements, related notes and other financial information included elsewhere in this report.

                                             ------------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:                                                Years Ended March 31,
                                                 1998              1997              1996              1995              1994
                                             ------------      ------------      ------------      ------------      ------------
Total revenues                               $ 12,187,000      $  7,294,000      $  2,948,000      $  1,044,000      $  1,163,000
                                             ------------      ------------      ------------      ------------      ------------

Operating expenses:
   Cost of product sales                       10,461,000         7,661,000         4,883,000         2,587,000                --
   Research and development                     1,635,000         1,315,000         1,326,000         4,166,000         8,540,000
   Selling, general and administrative          4,741,000         4,867,000         3,482,000         3,504,000         2,175,000
                                             ------------      ------------      ------------      ------------      ------------

Total costs and operating expenses             16,837,000        13,843,000         9,691,000        10,257,000        10,715,000
                                             ------------      ------------      ------------      ------------      ------------

Loss from operations                           (4,650,000)       (6,549,000)       (6,743,000)       (9,213,000)       (9,552,000)

Interest income and other                         370,000           360,000           547,000           376,000           874,000
Interest expense                                   73,000                --                --          (149,000)         (240,000)
                                             ------------      ------------      ------------      ------------      ------------

Net loss                                     $ (4,353,000)     $ (6,189,000)     $ (6,196,000)     $ (8,986,000)     $ (8,918,000)
                                             ============      ============      ============      ============      ============

Basic and diluted loss per share (1)         $      (0.44)     $      (0.72)     $      (0.65)     $      (1.24)     $      (1.43)
                                             ============      ============      ============      ============      ============

Common  shares  used  in  computing  per
share amounts                                  11,920,202        10,502,646         9,466,084         7,268,315         6,226,087
                                             ============      ============      ============      ============      ============


                                       ---------------------------------------------------------------------------
BALANCE SHEET DATA:                                                     March 31,
                                          1998            1997            1996            1995            1994
                                       -----------     -----------     -----------     -----------     -----------
Cash, cash equivalents, and
  short-term investments               $ 5,897,000     $ 5,321,000     $ 7,778,000     $ 7,195,000     $ 5,573,000

Working capital                          5,752,000       6,825,000       7,912,000       7,109,000       3,971,000

Long-term investments                           --              --         500,000         700,000       4,500,000

Total assets                            12,032,000      11,977,000      13,046,000      12,147,000      13,569,000

Long-term portion of notes payable
  and capital lease obligation             263,000              --              --              --       1,089,000

Total shareholders' equity               7,883,000       9,358,000      10,726,000      10,436,000      10,003,000


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

During the year ended March 31, 1998, the Company achieved record results in terms of revenues and unit sales, placing 1,086 point-of-care blood chemistry analyzers worldwide (a 54% increase from fiscal 1997 shipments of 703 point-of-care blood chemistry analyzers), of which 877 were VetScan systems and 209 were Piccolo systems. Reagent discs shipped during fiscal 1998 were approximately 469,000, an increase of 108% compared to fiscal 1997 shipments of approximately 225,000 reagent discs. Ninety-four percent (94%) of these reagent disc shipments were for veterinary applications. The increase in reagent disc shipments during fiscal 1998 is consistent with the Company's belief that there will be recurring reagent disc revenue as the Company's product lines mature. This growth is mostly attributable to the expanded installed base of VetScan systems and higher consumption rates of institutional users. There can be no assurance growth in revenues or unit sales will continue or that the Company will be able to increase production to meet increased product demand.

In fiscal 1998, the Company's US product sales accounted for 67% of its total revenues, international sales accounted for 30% and Orbos contract revenue accounted for the remaining 3%. Eighty-one percent (81%) of the sales in the US were to the veterinary market and 19% were to the human medical market. Sales to the US Navy and Marines pursuant to a contract awarded in March 1997 totaled 149 Piccolo systems which accounted for essentially all of the human medical market sales. Through fiscal 1998, the Company has shipped approximately 50% of the maximum number of analyzers covered by the contract with the US Navy. There can be no assurances that the US Navy will place purchase orders against the balance of the contract.

Internationally, sales to Japan constituted 65% and sales to Europe constituted 23% of the total international shipments during fiscal 1998. In July 1997, the Japanese Ministry of Agriculture, Forestry and Fishery ("Nosuisho") approved sales of VetScan systems to the approximate 6,000 veterinary practices in Japan. This approval resulted in the Company placing 327 VetScan systems in Japan during fiscal 1998. There can be no assurance that the increases in Japanese sales will continue. The Company also shipped during fiscal 1998 an initial order of 38 Piccolo systems for use by the Instituto Mexicano del Securo Social
(IMSS). These units were installed in rural clinics throughout Mexico. On June 1, 1998, the Company announced that it had signed an exclusive distribution agreement with Genzyme Virotech for distribution of the Company's products in Germany. The agreement included both the VetScan and Piccolo systems. There can be no assurance that the Company will receive additional orders beyond the terms of current purchase orders from these and other distributors.

Through March 31, 1998, the Company has placed a total of 2,202 units of its point-of-care blood chemistry analyzer worldwide, of which 1,741 were VetScan systems and 461 were Piccolo systems. In North America, the Company has placed 1,189 VetScan systems and 195 Piccolo systems. Internationally (outside of North America), the Company has placed 552 VetScan systems and 266 Piccolo systems.

Sales for any future periods are not predictable with a significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. The Company's expense levels, which are to a large extent fixed, are based in part on its expectations as to future revenues. Accordingly the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would have an immediate materially adverse impact on operating results and financial condition. Until sales volume of the Company's products, particularly its reagent discs, increases significantly so as to offset associated fixed costs and to realize certain manufacturing economies of scale, sales of the Company's products will result in further losses and adversely affect the Company's results of operations and financial condition. The Company believes that period to period comparisons of its results of operations are not necessarily meaningful.

The Company's periodic operating results have in the past varied and in the future may vary significantly depending on, but not limited to, a number of factors, including the level of competition; the size and timing of sales orders; market acceptance of current and new products; new product announcements by the Company or its competitors; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products on a timely basis; component costs and supply constraints; manufacturing capacities and ability to scale up production; the mix of product sales between the analyzers and the reagent discs; mix in sales channels; levels of expenditure on research and development; changes in Company strategy; personnel changes; regulatory changes; and general economic trends.

The Company continues to explore the application of its proprietary technology used to produce the dry reagents used in the reagent discs, called the Orbos Discrete Lyophilization Process, to other companies' products. This process allows the production of an accurate, precise amount of active chemical ingredients in the form of a soluble bead. The Company believes that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. The Company has contracts with Becton Dickinson Immunocytometry Systems and Pharmacia Biotech, Inc. to either supply products or license Orbos technology. The Company is currently working with other companies to determine potential suitability of the Orbos technology to these companies' products. As resources permit, the Company will pursue other development, licensing or manufacturing agreement opportunities for its Orbos technology with other companies. There can be no assurances, however, that other applications will be identified or that additional agreements with the Company will result.

RESULTS OF OPERATIONS

Revenue

During fiscal 1998, the Company reported total revenues of approximately $12,187,000, a $4,893,000 or 67% increase from fiscal 1997 total revenues of approximately $7,294,000. Fiscal 1997 revenue increased $4,346,000 or 147% from fiscal 1996 total revenues of approximately $2,948,000. Revenue increases in fiscal 1998 compared to fiscal 1997 was due to increased unit sales of VetScan systems in the US, sales of Piccolo systems to the US military on a direct basis without any distributor discounts, which yield higher net revenues, sales of Piccolo systems to Mexico, increased sales of VetScan systems to the Japanese market and higher reagent disc sales in the domestic and international markets. The increase in revenues in fiscal 1997 compared to fiscal 1996 was due to increased unit sales of point-of-care blood chemistry analyzers, direct sales during the fourth quarter of fiscal 1997 of Piccolo systems to the US military, and increased repeat reagent disc sales in both the US and international markets. Three customers accounted for 29%, 19% and 13%, respectively, of total revenues for the fiscal year ended March 31, 1998. Three customers accounted for 34%, 20% and 10%, respectively, of total revenues for the fiscal year ended March 31, 1997. In fiscal year 1996, one customer accounted for 64% of total revenues.

Cost of Product Sales

Cost of product sales during the year ended March 31, 1998 was approximately $10,461,000 or 86% of total revenues, as compared to approximately $7,661,000 or 105% of total revenues for the year ended March 31, 1997 and approximately $4,883,000 or 166% of total revenues for the year ended March 31, 1996. The increase in cost of product sales for the year ending March 31, 1998 as compared to the same periods ending March 31,1997 and 1996 was primarily a function of the increase in sales volume. The decrease in cost of product sales as a percentage of total revenues comparing fiscal 1998, 1997 and 1996 is due to lower unit costs resulting from better standardized manufacturing processes and economies of scale related to increased manufacturing volume.

Research and Development Expense

The Company incurred research and development expenses of approximately $1,635,000 in fiscal 1998, compared with approximately $1,315,000 in fiscal 1997 and approximately $1,326,000 in fiscal 1996. The $320,000 or 24% increase in research and development expenses in fiscal 1998 compared to fiscal 1997 is the result of increased spending in the development of new test methods offset by reallocation of a portion of the Company's development resources to support product manufacturing activities such as manufacturing process development. The $11,000 or less than 1% decrease in research and development expenses in fiscal 1997 compared to fiscal 1996 is mainly the result of allocation of some of the Company's development resources to support product manufacturing activities.

Research and development activities accounted for 10% of total operating expenses during fiscal 1998 as compared to 9% of total operating expenses during fiscal 1997 and 14% during fiscal 1996. The Company expects the dollar amount of research and development expenses to increase in fiscal 1999 from fiscal 1998, as the Company completes development and clinical trials of new test methods to expand its test menus as well as other development projects. There can be no assurance, however, that the Company will undertake such research and development activities in future periods or, if it does, that such activities will be successful.

Selling, General and Administrative Expense

Selling, general and administrative expenses were approximately $4,741,000 or 39% of total revenues in fiscal 1998, compared to approximately $4,867,000 or 67% of total revenues in fiscal 1997 and approximately $3,482,000 or 118% of total revenues in fiscal 1996. The decrease in selling, general and administrative expenses for fiscal 1998 as compared to fiscal 1997 of $126,000 or 3% is primarily the result of certain non-recurring costs associated with the launch of the Piccolo product line in fiscal 1997 and the Company's cost containment efforts in fiscal 1998. The increase in expenses in fiscal 1997 compared to fiscal 1996 of $1,385,000 or 40% is related primarily to launching the Piccolo products worldwide and increases in administrative, sales and marketing staffing.

Selling, general and administrative expense accounted for approximately 28% of total operating expenses during fiscal 1998 as compared to 35% of total operating expenses during fiscal 1997 and 36% of total operating expenses during fiscal 1996. The Company expects the dollar amount of selling, general and administrative expense to increase in fiscal 1999 from fiscal 1998, to meet staffing and support demands associated with increased sales.

Net Interest Income

Net interest income totaled approximately $287,000 or 2% of total revenues for fiscal 1998, compared to $332,000 or 5% of total revenues in the comparable period of fiscal 1997. The Company incurred interest expense of approximately $73,000 on an equipment loan during fiscal 1998. The Company incurred no interest expense during fiscal 1997. The increase in interest expense was offset by an increase in interest income of approximately $28,000 during fiscal 1998 compared to interest income during fiscal 1997. This increase in interest income was primarily the result of increased investment levels.

Interest income totaled $332,000 or 5% of total revenues for fiscal 1997, compared with $547,000 or 18% of total revenues in fiscal 1996. Interest income decreased $215,000 or 39% in fiscal 1997 compared to fiscal 1996. The decrease was primarily the result of decreased investment levels and a lower rate of return on investments due to shorter terms of the investments. The Company incurred no interest expense during fiscal 1997 and 1996.

Liquidity and Capital Resources

As of March 31, 1998, the Company had approximately $1,701,000 in cash and cash equivalents and $4,196,000 in short-term investments, for total cash resources of $5,897,000. The Company expects to incur substantial additional costs to support its future operations, including further commercialization of its products and development of new test methods that will allow the Company to further penetrate the human diagnostic market; acquisition of capital equipment for the Company's manufacturing facilities, which includes the ongoing costs related to continuing development of its current and future products; development and implementation of an automated manufacturing line to provide capacity for commercial volumes; and additional pre-clinical testing and clinical trials for its current and future products. The Company is currently contracting with a vendor to build an automated disc assembly line to provide additional capacity and to improve production efficiency. The Company estimates the cost of this new assembly line will be approximately $1,500,000 of which approximately $992,000 was paid through March 31, 1998. The Company expects to pay the balance upon acceptance of the equipment which is currently scheduled to occur during the second quarter of fiscal 1999. During fiscal 1998, in anticipation of taking delivery of the automated assembly line, the Company arranged for an equipment financing loan of up to $2,000,000. The equipment financing loan is collateralized by the Company's equipment and bears interest at approximately 16%. This loan is due on April 1, 2000. As of March 31, 1998, the Company has drawn $600,000 against this equipment financing loan of which $163,000 has been repaid. The Company plans on drawing down the balance of the loan once the new automated assembly line is delivered to its facility. Additional manufacturing equipment will also need to be added during fiscal 1999 to provide sufficient production capabilities. Additionally, inventories and receivables related to increased sales levels of the VetScan and Piccolo systems could increase significantly in future periods, which would require significant capital resources.

Net cash used in operating activities during fiscal 1998, was $2,111,000 compared to $6,818,000 net cash used in operating activities during fiscal 1997, and $5,744,000 net cash used in operating activities fiscal 1996. The decrease in net cash used in operating activities in fiscal 1998 compared to fiscal 1997 was due to a lower net loss, a decrease in inventories and increases in trade and other receivables, accounts payable, and accrued payroll and other accrued liabilities. Net inventories at March 31, 1997, compared to March 31, 1998, were higher due to preparation for shipment against orders from the Navy and VetSmart contracts beginning in April 1997. Increases in trade and other receivables and accounts payable is due to increases in receivable and payable levels associated with revenue growth. The increase in net cash used in operating activities in fiscal 1997 compared to fiscal 1996 was the result of increases in trade and other receivables due to increased revenue in primarily the fourth quarter of fiscal 1997 from the same period in fiscal 1996, increases in inventory necessary to meet production demands for increased shipments and a decrease in trade accounts payable. The increases in net cash used in operating activities in fiscal 1997 were partially offset by increases in liabilities such as accrued payroll, other accrued liabilities, warranty reserve and deferred revenue.

Net cash used in investing activities for fiscal 1998 was $870,000 as compared to $1,842,000 net cash provided by investing activities for fiscal 1997 and $2,564,000 of net cash used in investing activities in fiscal 1996. The change from net cash provided by investing activities in fiscal 1997 to net cash used in investing activities for fiscal 1998 was primarily the result of an increase in purchases of short-term investments offset by a decrease in the purchase of property and equipment. The change from net cash used in fiscal 1996 to net cash provided by investing activities for fiscal 1997 was primarily due to total maturities of available-for-sale securities exceeding purchases of available-for sale securities in fiscal 1997 resulting in a decrease of total short-term investments. Cash provided by maturities and sales of available-for-sale securities was partially offset by increased purchases of property and equipment over fiscal 1996 levels.

Net cash provided by financing activities for fiscal 1998 was $3,246,000 as compared to $4,821,000 net cash provided by financing activities for fiscal 1997 and $6,439,000 of net cash provided by financing activities in fiscal 1996. Cash provided by financing activities for fiscal 1998 is primarily the result of net proceeds from issuance of common and preferred stock of $2,809,000 and net proceeds from equipment financing of $437,000. Cash provided by financing activities for fiscal 1997 is primarily the result of net proceeds from issuance of common and preferred stock of

$4,847,000. Cash provided by financing activities during this period was decreased by a $26,000 payment of a preferred stock dividend. Cash provided by financing activities for fiscal 1996 is the result of proceeds from an offshore private placement of common stock.

The Company anticipates that its existing capital resources, debt financing and anticipated revenue from the sales of its products will be adequate to satisfy its currently planned operating and financial requirements through the next twelve months. The Company's future capital requirements will largely depend upon the increased market acceptance of its point-of-care blood chemistry analyzer products. However, the Company's sales are not predictable due to its limited market experience with its products. In the event the sales are significantly below the anticipated level, the Company may need to obtain additional equity or debt financing. There can be no assurance that any such financing will be available, and any additional equity financing may be dilutive to shareholders, while debt financing may involve restrictive covenants.

ITEM  8.      FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA


      Report of Deloitte & Touche LLP, Independent Auditors

      Balance Sheets at March 31, 1998 and 1997

      Statements of Operations for Each of the Three Years in the Period Ended March 31, 1998

      Statements of Shareholders' Equity for Each of the Three Years in the Period Ended March 31, 1998

      Statements of Cash Flows for Each of the Three Years in the Period Ended March 31, 1998

      Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Abaxis, Inc.:

We have audited the accompanying balance sheets of Abaxis, Inc. (the "Company") as of March 31, 1998 and 1997 and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1998 in conformity with generally accepted accounting principles.



San Jose, California
April 24, 1998

                                   ABAXIS, INC

                                 BALANCE SHEETS

                                                                                     MARCH 31,
                                                                       -----------------------------------
ASSETS                                                                     1998                   1997
                                                                       ------------           ------------
Current assets:
  Cash and cash equivalents .................................          $  1,701,000           $  1,436,000
  Short-term investments ....................................             4,196,000              3,885,000
  Trade and other receivables ...............................             1,930,000              1,690,000
  Interest receivable .......................................               130,000                 80,000
  Inventories ...............................................             1,531,000              2,218,000
  Prepaid expenses ..........................................               150,000                135,000
                                                                       ------------           ------------

           Total current assets .............................             9,638,000              9,444,000

Property and equipment - net ................................             2,309,000              2,453,000
Deposits and other assets ...................................                85,000                 80,000
                                                                       ------------           ------------

Total assets ................................................          $ 12,032,000           $ 11,977,000
                                                                       ============           ============

LIABILITIES  AND  SHAREHOLDERS'  EQUITY

Current liabilities:
  Accounts payable ..........................................          $  1,510,000           $    695,000
  Accrued payroll and related expenses ......................               769,000                604,000
  Other accrued liabilities .................................               392,000                554,000
  Warranty reserve ..........................................               707,000                495,000
  Deferred rent .............................................                68,000                 24,000
  Current portion of note payable ...........................               174,000                     --
  Deferred revenue ..........................................               266,000                247,000
                                                                       ------------           ------------

           Total current liabilities ........................             3,886,000              2,619,000
                                                                       ------------           ------------

Note payable ................................................               263,000                     --
                                                                       ------------           ------------

Commitments and contingencies (Note 6)

Shareholders' equity:
  Convertible preferred stock, no par value:
     authorized shares - 5,000,000; issued
    and outstanding shares - 2,623 in 1998 and none in 1997 .             3,179,000                     --
  Common stock, no par value: authorized shares - 35,000,000;
    issued and outstanding  shares - 12,187,620 in 1998 and
    11,886,153 in 1997 ......................................            60,362,000             59,783,000
  Accumulated deficit .......................................           (55,658,000)           (50,425,000)
                                                                       ------------           ------------

           Total shareholders' equity .......................             7,883,000              9,358,000
                                                                       ------------           ------------

Total liabilities and shareholders' equity ..................          $ 12,032,000           $ 11,977,000
                                                                       ============           ============

See notes to financial statements

                                  ABAXIS, INC.

                            STATEMENTS OF OPERATIONS

                                                                                  YEAR ENDED MARCH 31,
                                                              ----------------------------------------------------------
                                                                  1998                   1997                   1996
                                                              ------------           ------------           ------------
Product revenues, net ..............................          $ 12,187,000           $  7,294,000           $  2,948,000
                                                              ------------           ------------           ------------

Costs and operating expenses:
  Cost of product revenues .........................            10,461,000              7,661,000              4,883,000
  Research and development .........................             1,635,000              1,315,000              1,326,000
  Selling, general and administrative ..............             4,741,000              4,867,000              3,482,000
                                                              ------------           ------------           ------------

Total costs and operating expenses .................            16,837,000             13,843,000              9,691,000
                                                              ------------           ------------           ------------

Loss from operations ...............................            (4,650,000)            (6,549,000)            (6,743,000)

Interest and other income ..........................               370,000                360,000                547,000
Interest expense ...................................               (73,000)                    --                     --
                                                              ------------           ------------           ------------

Net loss ...........................................          $ (4,353,000)          $ (6,189,000)          $ (6,196,000)
                                                              ============           ============           ============

Basic and diluted loss per share (a) ...............          $      (0.44)          $      (0.72)          $      (0.65)
                                                              ============           ============           ============


Common stock used in computing basic and diluted per
   share amounts ...................................            11,920,202             10,502,646              9,466,084
                                                              ============           ============           ============




(a) Loss attributable to common shareholders used in computation of loss per share for the years ended March 31, 1998 and 1997 was $(5,233,000) and $(7,595,000), respectively (Note 1).


See notes to financial statements.

                                  ABAXIS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                             CONVERTIBLE PREFERRED STOCK          COMMON STOCK
                                             ---------------------------   --------------------------  ACCUMULATED
                                                SHARES         AMOUNT         SHARES        AMOUNT       DEFICIT
                                             ------------   ------------   ------------  ------------  ------------
Balances at April 1, 1995 .................            --   $         --      8,719,924  $ 47,117,000  $(36,634,000)

Stock option exercises ....................            --             --        157,704       389,000            --
Issuance of common stock in a private
  placement, net of issuance costs
  of $23,000 ..............................            --             --        980,000     6,050,000            --
Amortization of deferred compensation .....            --             --             --            --            --
Net loss ..................................            --             --             --            --    (6,196,000)
                                             ------------   ------------   ------------  ------------  ------------

Balances at March 31, 1996 ................            --             --      9,857,628    53,556,000   (42,830,000)

Stock option exercises ....................            --             --         20,925        67,000            --
Issuance of Series A preferred stock in a
  private placement, net of issuance costs
  of $220,000 .............................       500,000      2,738,000             --     2,042,000            --
Preferred dividends paid ..................            --             --             --            --       (26,000)
Accretion of preferred stock ..............            --      1,380,000             --            --    (1,380,000)
Conversion of Series A preferred stock into
  common stock ............................      (500,000)    (4,118,000)     2,007,600     4,118,000            --
Net loss ..................................            --             --             --            --    (6,189,000)
                                             ------------   ------------   ------------  ------------  ------------

Balances at March 31, 1997 ................            --             --     11,886,153    59,783,000   (50,425,000)

Stock option exercises ....................            --             --         31,650        41,000            --
Issuance of common stock for services .....            --             --         24,944        69,000            --
Issuance of Series B preferred stock in a
  private placement, net of issuance costs
  of $232,000 .............................         3,000      2,018,000             --       750,000            --
Accretion of preferred stock ..............            --        880,000             --            --      (880,000)
Conversion of Series B preferred stock into
  common stock ............................          (377)      (469,000)       244,873       469,000            --
Net loss ..................................            --             --             --            --    (4,353,000)
                                             ------------   ------------   ------------  ------------  ------------

Balances at March 31, 1998 ................         2,623   $  2,429,000     12,187,620  $ 61,112,000  $(55,658,000)
                                             ============   ============   ============  ============  ============


                                                                TOTAL
                                                DEFERRED     SHAREHOLDERS'
                                              COMPENSATION      EQUITY
                                              ------------   -------------
Balances at April 1, 1995 .................   $    (47,000)  $ 10,436,000

Stock option exercises ....................             --        389,000
Issuance of common stock in a private
  placement, net of issuance costs
  of $23,000 ..............................             --      6,050,000
Amortization of deferred compensation .....         47,000         47,000
Net loss ..................................             --     (6,196,000)
                                              ------------   ------------

Balances at March 31, 1996 ................             --     10,726,000

Stock option exercises ....................             --         67,000
Issuance of Series A preferred stock in a
  private placement, net of issuance costs
  of $220,000 .............................             --      4,780,000
Preferred dividends paid ..................             --        (26,000)
Accretion of preferred stock ..............             --             --
Conversion of Series A preferred stock into
  common stock ............................             --             --
Net loss ..................................             --     (6,189,000)
                                              ------------   ------------

Balances at March 31, 1997 ................             --      9,358,000

Stock option exercises ....................             --         41,000
Issuance of common stock for services .....             --         69,000
Issuance of Series B preferred stock in a
  private placement, net of issuance costs
  of $232,000 .............................             --      2,768,000
Accretion of preferred stock ..............             --             --
Conversion of Series B preferred stock into
  common stock ............................             --             --
Net loss ..................................             --     (4,353,000)
                                              ------------   ------------

Balances at March 31, 1998 ................   $         --   $  7,883,000
                                              ============   ============

See notes to financial statements

                                                                         YEAR ENDED MARCH 31,
                                                             ------------------------------------------
                                                                 1998           1997           1996
                                                             ------------   ------------   ------------
Operating activities:
  Net loss ................................................  $ (4,353,000)  $ (6,189,000)  $ (6,196,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization .........................       703,000        934,000        657,000
    Common stock issued for services ......................        69,000             --             --
    Amortization of deferred compensation .................            --             --         47,000
    Changes in assets and liabilities:
      Trade and other receivables .........................      (240,000)    (1,000,000)      (405,000)
      Interest receivable .................................       (50,000)       (39,000)        (6,000)
      Inventories .........................................       687,000       (762,000)      (414,000)
      Prepaid expenses ....................................       (15,000)       (43,000)       (19,000)
      Deposits and other assets ...........................        (5,000)       (18,000)       (17,000)
      Accounts payable ....................................       815,000       (322,000)       519,000
      Accrued payroll and related expenses ................       165,000        187,000         99,000
      Other accrued liabilities ...........................        94,000        505,000        (28,000)
      Deferred revenue ....................................        19,000        104,000         34,000
      Customer deposits ...................................            --       (175,000)       (15,000)
                                                             ------------   ------------   ------------

        Net cash used in operating activities .............    (2,111,000)    (6,818,000)    (5,744,000)
                                                             ------------   ------------   ------------

Investing activities:
  Purchase of available-for-sale securities ...............   (10,328,000)   (27,370,000)   (17,194,000)
  Maturities of available-for-sale securities .............     9,526,000     30,172,000     15,250,000
  Sales of available-for-sale securities ..................       491,000             --             --
  Purchase of property and equipment ......................      (559,000)      (960,000)      (620,000)
                                                             ------------   ------------   ------------

        Net cash provided by (used in) investing activities      (870,000)     1,842,000     (2,564,000)
                                                             ------------   ------------   ------------

Financing activities:
  Proceeds from equipment financing .......................       600,000             --             --
  Repayment of equipment financing ........................      (163,000)            --             --
  Proceeds from issuance of common and preferred stock ....     2,809,000      4,847,000      6,439,000
  Preferred dividends paid ................................            --        (26,000)            --
                                                             ------------   ------------   ------------

        Net cash provided by financing activities .........     3,246,000      4,821,000      6,439,000
                                                             ------------   ------------   ------------

Net increase (decrease) in cash and cash equivalents ......       265,000       (155,000)    (1,869,000)

Cash and cash equivalents at beginning of year ............     1,436,000      1,591,000      3,460,000
                                                             ------------   ------------   ------------

Cash and cash equivalents at end of year ..................  $  1,701,000   $  1,436,000   $  1,591,000
                                                             ============   ============   ============

Supplemental disclosures of cash flow information -
  Cash paid for interest ..................................  $     73,000   $         --   $         --
                                                             ============   ============   ============

Noncash financing activity -
  Conversion of preferred stock into common stock .........  $    469,000   $  4,118,000   $         --
                                                             ============   ============   ============
  Accretion of preferred stock (Note 8) ...................  $    880,000   $  1,380,000   $         --
                                                             ============   ============   ============


See notes to financial statements.

                                  ABAXIS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 1998, 1997 AND 1996

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Abaxis, Inc. (the Company) was incorporated in California in 1989 and develops, manufactures and markets portable blood analysis systems.

       FUTURE CAPITAL REQUIREMENTS - The Company expects to incur substantial costs in fiscal 1999 related to the continued development and marketing of its products. In addition, future capital requirements will include amounts necessary to fund accounts receivable, inventories, and capital equipment acquisitions. The Company believes that its existing capital resources, available debt facilities and anticipated revenue from VetScan and Piccolo product sales will be adequate to satisfy its currently planned financial requirements through fiscal 1999. In the event revenue is significantly below the anticipated level or there are other unexpected adverse developments affecting cash flow, the Company will need to raise additional funds from private or public financing if it is to sustain its currently planned level of operating expenses during fiscal 1999, or in the event that the Company is unsuccessful in raising sufficient funding, the Company will have to significantly reduce its operating expenses.

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

       Investments consist primarily of marketable debt securities that are classified as "available-for-sale" and are carried at quoted market prices. Unrealized gains and losses, net of tax, are reportable in shareholders' equity; however, such amounts have not been material and therefore were not recorded. The cost basis of investments is adjusted for the amortization of premiums and the accretion of discounts to maturity, which is included in interest income. Realized gains and losses are also included in interest income. The cost of securities sold is based on the specific identification method.

       CONCENTRATION OF CREDIT RISK - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short-term investments, as well as accounts receivable. The Company has placed the majority of its cash and cash equivalents and short-term investments in high-credit, high-quality corporate notes and commercial paper.

       The Company sells its products primarily to organizations in the United States, Japan and Europe. The Company monitors the credit status of its customers on an ongoing basis and generally does not require its customers to provide collateral or other security to support accounts receivable. The Company maintains allowances for potential bad debt losses. At March 31, 1998, two customers accounted for 39% and 20% of accounts receivable, respectively. At March 31, 1997, three customers accounted for 25%, 25% and 15% of accounts receivable, respectively.

       PROPERTY AND EQUIPMENT - Property and equipment are stated at cost. Depreciation and amortization are generally provided using the straight-line method over the shorter of the estimated useful lives of the assets (two to five years).

       INVENTORIES - Inventories are stated at the lower of cost (first-in, first-out method) or market.

       REVENUE RECOGNITION - Revenues are recognized upon shipment. A provision for the estimated future cost of warranty is made at the time revenue is recognized.

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

       PER SHARE INFORMATION - During February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company adopted SFAS 128 in the third quarter of fiscal 1998 and restated earnings per share (EPS) data for prior periods to conform with current presentation.

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

       The reconciliation of net loss to net loss attributable to common shareholders is as follows:

                                                      YEARS ENDED MARCH 31,
                                          ---------------------------------------
                                              1998          1997          1996
                                          -----------   -----------   -----------
Net loss ...............................  $(4,353,000)  $(6,189,000)  $(6,196,000)
Cumulative preferred stock dividends ...           --       (26,000)           --
Value assigned to accretion of preferred
  stock (Note 8) .......................     (880,000)   (1,380,000)           --
                                          -----------   -----------   -----------

Loss attributable to common shareholders  $(5,233,000)  $(7,595,000)  $(6,196,000)
                                          ===========   ===========   ===========


       STOCK-BASED COMPENSATION - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25).

       RECENTLY ISSUED ACCOUNTING STANDARD - During June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS 130), which requires that an enterprise report the change in its net assets from nonowner sources by major components and as a single total. The Board also issued Statements of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131), which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for the Company in fiscal 1999.

2.     SHORT-TERM INVESTMENTS

       At March 31, 1998 and 1997, the amortized cost of "available for sale" securities approximates the estimated fair value. All investments are in corporate debt securities with contractual maturities of one year or less at both March 31, 1998 and 1997.

3.     INVENTORIES

       Inventories at March 31 consist of the following:


                                                     1998                1997
                                                  ----------          ----------
Raw materials ..........................          $  909,000          $1,235,000
Work in process ........................             261,000             723,000
Finished goods .........................             361,000             260,000
                                                  ----------          ----------

                                                  $1,531,000          $2,218,000
                                                  ==========          ==========


4.     PROPERTY AND EQUIPMENT

       Property and equipment at March 31 consist of the following:



                                                        1998            1997
                                                    -----------     -----------
Machinery and equipment ........................    $ 3,867,000     $ 3,412,000
Furniture and fixtures .........................        922,000         935,000
Computers and computer equipment ...............        879,000         812,000
Leasehold improvements .........................        312,000         230,000
Construction in progress .......................      1,224,000       1,367,000
                                                    -----------     -----------

                                                      7,204,000       6,756,000
Accumulated depreciation and amortization ......     (4,895,000)     (4,303,000)
                                                    -----------     -----------

Net property and equipment .....................    $ 2,309,000     $ 2,453,000
                                                    ===========     ===========



5.     NOTE PAYABLE

       The Company maintains a $2,000,000 equipment financing line of credit which is collateralized by the Company's equipment and bears a 16% interest rate. As of March 31, 1998, the Company has borrowed $600,000 against the line. Payments are due in monthly installments of principal and interest of $19,000 with a final balloon payment of $60,000 due on April 1, 2000. In connection with this equipment financing line, warrants to purchase 106,667 shares of the Company's common stock at an exercise price of $3.00 per share were issued to the lender. As of March 31, 1998, the warrants have not been exercised and will expire on April 30, 2004.

       Future payment requirements of the equipment financing line are as follows:


FISCAL YEAR ENDED
    MARCH 31,

     1999 .....................................................   $ 174,000
     2000 .....................................................     204,000
     2001 .....................................................      59,000
                                                                  ---------

                                                                  $ 437,000
                                                                  =========

6.     COMMITMENTS AND CONTINGENCIES

       LEASES - The Company leases its principal facility under a noncancelable operating lease agreement that expires in July 2000. Monthly rental payments increase based on a predetermined schedule. The Company recognizes rent expense on a straight-line basis over the life of the lease.

       The future minimum payments under the operating lease at March 31, 1998 are as follows:



FISCAL YEAR
-----------

   1999 .........................................................   $   682,000
   2000 .........................................................       705,000
   2001 .........................................................       237,000
                                                                    -----------

Total                                                               $ 1,624,000
                                                                    ===========


       Rent expense under operating leases was approximately $652,000, $390,000 and $391,000 for the years ended March 31, 1998, 1997 and 1996, respectively.

       LITIGATION - The Company is involved in litigation in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company, the Company's financial position or results of operations.

7.     RETIREMENT PLAN

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

8.     SHAREHOLDERS' EQUITY

       CONVERTIBLE PREFERRED STOCK - In September 1996, the Company sold 500,000 shares of Series A convertible preferred stock in a private placement, resulting in net proceeds of $4,780,000. The Series A convertible preferred stock included a conversion feature such that each share was convertible into common stock at the option of the shareholder based upon a variable exchange ratio ranging from 71% to 80% of the then current market price of the Company's common stock, depending upon the timing of conversion. The imbedded yield to the preferred shareholders as a result of the discounted conversion feature was allocated to common stock and was accreted to preferred stock over the preferred stock holding period. In November and December 1996, the 500,000 shares of Series A convertible preferred stock were converted into 2,007,600 shares of common stock in accordance with the specified exchange ratios. In connection with the conversion, a dividend of $26,000 was paid to the holders of the Series A preferred stock in accordance with the rights of the shareholders.

       During fiscal 1998, the Board of Directors authorized and designated 3,000 shares of Series B convertible preferred stock. In July 1997, the Company sold the 3,000 shares of Series B convertible preferred stock in a private placement, resulting in net proceeds of $2,768,000. The Series B convertible preferred stock includes a conversion feature such that each share is convertible into common stock at the option of the shareholder based upon a variable exchange ratio equal to 80% of the current market price of the Company's common stock, not to exceed 100% of the average of the closing bid prices for the five consecutive trading days prior to the Series B convertible preferred stock issuance date. The Series B convertible preferred stock is also subject to an automatic conversion into common stock upon the fifth anniversary of the issuance date. The imbedded yield to the preferred shareholders as a result of the discounted conversion feature was allocated to common stock and was accreted to preferred stock over the preferred stock holding period. At March 31, 1998, 377 shares of Series B preferred stock had been converted to common stock. The Series B preferred stock does not bear any dividends and the liquidation value of the preferred shares is equal to the sum of (i) $1,000 plus (ii) an amount equal to five percent per annum of the Per Share Purchase Price (the "Accretion Amount") for the period beginning on the issuance date and ending on the earlier of (i) the date of final distribution to the holder thereof and (ii) the date that the Accretion Amount stops accruing pursuant to the Series B Preferred Stock Agreement.

       STOCK OPTION PLAN - Under the Company's 1989 Stock Option Plan (the Option Plan), options to purchase common stock may be granted to employees and consultants of the Company. Options granted under the Option Plan may be either incentive stock options or nonqualified stock options. Incentive stock options are granted at no less than the fair market value of the common stock on the date of grant, and nonqualified stock options are granted at no less than 85% of the current fair market value of the common stock on the date of grant. The stock options generally expire ten years from the date of grant and normally become exercisable ratably over four years. Under the Company's Outside Directors' Stock Option Plan (the Directors' Plan), options to purchase common stock may be granted only to directors of the Company who are not employees. Options under the Directors' Plan are nonqualified stock options and are granted at the fair market value on the date of grant and expire ten years from the date of grant.

       In a prior year, the Company's Board of Directors reserved 20,000 shares of common stock of which options to purchase 15,000 shares were granted to a non-employee director at the fair market value of the Company's common stock on the date of grant. At March 31, 1998, 9,000 of these options remained outstanding.

       Information with respect to stock option activity is summarized as follows:


                                                                     OPTIONS OUTSTANDING
                                                                   ---------------------------
                                                                                      WEIGHTED
                                                                                      AVERAGE
                                                                     NUMBER           EXERCISE
                                                                   OF SHARES           PRICE
                                                                   ---------         ---------
Balances at April 1, 1995 (323,778 shares vested at a
  weighted average price of $2.22) .....................             804,874           $3.95

Granted (weighted average fair value of $4.14 per share)             299,000            6.28
Exercised ..............................................            (157,704)           2.42
Canceled ...............................................            (147,565)           5.20
                                                                   ---------

Balances at March 31, 1996 (368,143 shares vested at a
  weighted average price of $3.64) .....................             798,605            4.85

Granted (weighted average fair value of $2.99 per share)             634,350            4.56
Exercised ..............................................             (20,925)           3.23
Canceled ...............................................            (234,981)           5.75
                                                                   ---------

Balances at March 31, 1997 (464,065 shares vested at a
  weighted average price of $4.15) .....................           1,177,049            4.54

Granted (weighted average fair value of $1.69 per share)             323,000            2.89
Exercised ..............................................             (31,650)           1.28
Canceled ...............................................            (301,144)           4.82
                                                                   ---------

Balances at March 31, 1998 .............................           1,167,255           $4.10
                                                                   =========


       Additional information regarding options outstanding as of March 31, 1998 is as follows:



                                   OPTIONS OUTSTANDING
                       ----------------------------------------     OPTIONS EXERCISABLE
                                       WEIGHTED                    ----------------------
                                       AVERAGE         WEIGHTED                 WEIGHTED
                                       REMAINING       AVERAGE                  AVERAGE
      RANGE OF            NUMBER    CONTRACTUAL LIFE   EXERCISE      NUMBER     EXERCISE
  EXERCISE PRICES      OUTSTANDING      (YEARS)         PRICE      EXERCISABLE  PRICE
  ---------------      -----------      -------         -----      -----------  -----

$0.32  -     $2.25       127,271          4.93          $1.20        87,271     $0.78
$2.50  -     $2.52       133,600          9.01          $2.50        26,463     $2.50
$2.53  -     $3.13       201,000          9.23          $2.93        36,229     $3.06
$3.19  -     $4.63       159,500          6.78          $4.12       123,940     $4.21
$4.69  -     $5.00        47,969          6.72          $4.86        34,969     $4.82
$5.13  -     $5.13       254,000          8.23          $5.13       111,208     $5.13
$5.25  -     $5.75       127,813          7.12          $5.61        90,629     $5.60
$6.00  -     $7.75       101,102          6.33          $6.55        85,245     $6.56
$9.11  -     $9.11        15,000          2.49          $9.11         9,375     $9.11
                       ---------                                    -------

$0.32  -     $9.11     1,167,255          7.51          $4.10       605,329     $4.39
                       =========                                    =======


       At March 31, 1998, 377,656 and 72,750 shares were available for future grants under the Option Plan and the Directors' Plan, respectively.

       ADDITIONAL STOCK PLAN INFORMATION - As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, and its related interpretations.

       Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123), requires the disclosure of pro forma net loss and loss per share had the Company adopted the fair value method as of the beginning of fiscal 1996. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 19 months following vesting; volatility, 77% in 1998, 91% in 1997 and 92% in 1996; risk-free interest rates, 5.9% in 1998, 5.8% in 1997 and 4.9% in 1996; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the 1998, 1997 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net loss would have been $5,055,000 ($0.50 per share) in 1998, $7,022,000 ($0.80 per share) in 1997 and $6,446,000 ($0.68 per share) in
       1996. However, the impact of outstanding non-vested stock options granted prior to fiscal year 1996 has been excluded from the pro forma calculation; accordingly, the fiscal years 1998, 1997 and 1996 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

9.     INCOME TAXES

       As of March 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $50,000,000 and $19,000,000, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $1,700,000 and $860,000, respectively. The net operating loss and credit carryforwards will expire at various dates from 1999 through 2012, if not utilized. Use of the Company's net operating loss and tax credit carryforwards may be limited if a change in ownership, as defined by the Internal Revenue Code, occurs.

       Significant components of the Company's deferred tax assets are as follows:



                                                            1998              1997
                                                         ------------      ------------
Deferred tax assets:
  Net operating loss carryforwards .................     $ 18,000,000      $ 16,500,000
  Research and development credit and manufacturer's
    investment credit carryforwards ................        2,560,000         2,400,000
  Capitalized research and development .............          700,000         1,000,000
  Other, net .......................................          570,000           600,000
                                                         ------------      ------------

Total deferred tax assets...........................       21,830,000        20,500,000
Valuation allowance for deferred tax assets ........      (21,830,000)      (20,500,000)
                                                         ------------      ------------

Net deferred tax assets ..........................       $         --      $         --
                                                         ============      ============




       The Company has not recorded any tax provision or credit for income taxes due to the Company's historic losses and uncertainties surrounding the ability to utilize its deferred tax assets in the future.

10.    CUSTOMER AND GEOGRAPHIC INFORMATION

       Three customers accounted for 29%, 19% and 13%, respectively, of total revenues for the fiscal year ended March 31, 1998. Three customers accounted for 34%, 20% and 10%, respectively, of total revenues for the fiscal year ended March 31, 1997. In fiscal year 1996, one customer accounted for 64% of total revenues.

       The following is a summary of revenues by geographic region:

                                             YEARS ENDED MARCH 31,
                               -------------------------------------------------
                                      1998               1997               1996
                               -----------        -----------        -----------
United States .........        $ 8,505,000        $ 4,995,000        $ 2,436,000
Japan .................          2,301,000          1,452,000             82,000
Europe ................            730,000            695,000            263,000
Other .................            651,000            152,000            167,000
                               -----------        -----------        -----------

Total .................        $12,187,000        $ 7,294,000        $ 2,948,000
                               ===========        ===========        ===========


                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the directors and executive officers of the Company as of June 22, 1998.

Name                                          Age        Title
----------------------------------------    ----------   ----------------------------------------------------
Clinton H. Severson                            50        Chairman of the Board, President, Chief Executive
                                                         Officer and Director

Richard Bastiani, Ph.D.  (2)                   55        Director

Brenton G. A. Hanlon  (1)                      52        Director

Prithipal Singh, Ph.D.   (2)                   59        Director

Ernest S. Tucker, III, MD  (1)                 65        Director

James R. Canfield                              39        Vice President of Domestic Marketing and Sales

Robert Milder                                  48        Vice President of Operations

Diane Oates                                    44        Vice President of Regulatory Affairs/Quality Systems

Vladimir E. Ostoich, Ph.D.                     52        Vice President of Engineering, Founder

Larry Reynolds                                 49        Vice President of Marketing and Sales,
                                                           Pacific Rim and Latin America

Daniel Wong, Ph.D.                             46        Vice President of Development

Reba I. Witwer                                 52        Acting Chief Financial Officer and Controller

--------------------------

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

Mr. Severson has served as President, Chief Executive Officer and Director of the Company since June 1996. He was appointed Chairman of the Board in May 1998. From February 1989 to May 1996, Mr. Severson served as President and Chief Executive Officer of MAST Immunosystems, Inc., a medical diagnostic company. From 1984 to 1989, Mr. Severson was employed by 3M Diagnostic Systems, an in-vitro allergy test system manufacturer, last serving as General Manager. From 1978 to 1984, Mr. Severson was employed by Syva Company, a medical diagnostic testing company, in various sales and marketing management positions.

Dr. Bastiani joined the Company's Board of Directors in September 1995. Since September 1995, Dr. Bastiani has been President of Dendreon, a biotechnology company. Dr. Bastiani served as President of Syva Company, a medical diagnostic testing company, from February 1991 until June 1995. From 1971 to February 1991, Dr. Bastiani held various positions with Syva Company, including Vice President of Marketing and Sales from 1984 until February 1991.

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

Dr. Prithipal Singh joined the Company's Board of Directors in June 1992. Dr. Singh is a founder of ChemTrak, Inc., a manufacturer of medical diagnostic equipment, currently serving as Chairman of the Board. From 1985 to August 1988, Dr. Singh was a Senior Vice President of Idetek, Inc., an animal health care company. From April 1970 to January 1985, Dr. Singh held a number of positions with Syva Corporation, now a division of Behring Diagnostics, most recently as a Vice President.

Dr. Tucker joined the Company's Board of Directors in September 1995. Currently, Dr. Tucker is Chief Compliance Officer for Scripps Health in San Diego. Dr. Tucker was Chairman of Pathology at Scripps Clinic and Research Foundation from 1992 to 1997. From 1989 to 1992, Dr. Tucker was Chairman of Pathology at California Pacific Medical Center. From 1977 to 1988, Dr. Tucker served as the Director of Immunology Reference Lab of the Research Institute of Scripps Clinic.

Mr. Canfield joined Abaxis on May 26, 1998 as the Vice President of Domestic Marketing and Sales. From 1994 to 1998, Mr. Canfield was employed by Idexx Laboratories, most recently serving as Vice President Marketing and Sales, Idexx Informatics. From 1990 to 1994, Mr. Canfield was employed by Baxter Healthcare Corporation, last serving as Regional Vice President, Baxter Distribution. From 1982 to 1989, Mr. Canfield held various sales and marketing positions with Abbott Diagnostics, a division of Abbott Laboratories.

Mr. Milder joined Abaxis on May 22, 1998 as the Vice President of Operations. Prior to joining Abaxis, from 1996 to 1998 Mr. Milder was the Vice President of Manufacturing for Nidek, Inc., a manufacturer of opthalmic and surgical lasers. From 1992 to 1996, Mr. Milder was Vice President of Operations for Heraeus Surgical, Inc., a surgical capital equipment manufacturer. Prior to Heraeus, Mr. Milder was Quality Control Manager for Finnigan MAT Corporation, a manufacturer of mass spectrometers.

Ms. Oates joined Abaxis in July 1997, as the Director of Regulatory Affairs and Quality Systems and was promoted to Vice President in April 1998. Prior to joining Abaxis, from 1990 to 1997, Ms. Oates was Director of Regulatory and Clinical Affairs for Chiron Diagnostics Corporation, a division of Chiron Corporation, a biotechnology corporation. From 1987 to 1990, Ms. Oates was Manager of Regulatory Affairs for California Biotechnology Inc., a manufacturer of recombinant biopharmaceuticals.

Dr. Ostoich, a co-founder of the Company, has served as Vice President in various areas of the Company since its inception. Dr. Ostoich first served as Vice President of Research and Development. Dr. Ostoich has also served as Senior Vice President of Research and Development, Vice President of Engineering and Instrument Manufacturing and Vice President of Marketing and Sales for the United States and Canada. From 1988 to 1989, Dr. Ostoich was employed by Proxim, Inc., a wireless data communication company, as Vice President of Engineering. From 1985 to 1987, he was employed as Director of Engineering by Biotrack. From 1980 to 1984, Dr. Ostoich was employed by Hewlett Packard Company in a variety of engineering positions. From 1972 to 1979, Dr. Ostoich held several faculty positions at the Technical University of Denmark.

Mr. Reynolds joined Abaxis in February 1997, as the Director of Marketing and Sales for Pacific Rim and Latin America and was promoted to Vice President in April 1998. Prior to joining Abaxis, Mr. Reynolds was a managing principal for LAR Associates, a business planning and development consulting practice. From 1977 to 1996, Mr. Reynolds held various management positions for Behring Diagnostics Inc., (formerly Syva Company), most recently as Director of New Business Development.

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

Ms. Witwer joined Abaxis in September 1996 as Controller and was named Acting Chief Financial Officer in May 1998. From June 1988 to March 1996, Ms. Witwer held various management positions, including Corporate Controller, for SSE Telecom, a telecommunications company.

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

ITEM 11    EXECUTIVE COMPENSATION AND OTHER MATTERS

The following table sets forth information concerning the compensation during the fiscal years ended March 31, 1998, March 31, 1997 and March 31, 1996 of the Chief Executive Officer of the Company during fiscal 1998 and four other most highly compensated executive officers of the Company whose total salary and bonus for fiscal 1998 exceeded $100,000, for services in all capacities to the Company, during fiscal 1998.

                           SUMMARY COMPENSATION TABLE

                                                                                                               LONG-TERM
                                                      FISCAL                                                  COMPENSATION
NAME AND PRINCIPAL POSITION                           YEAR                 ANNUAL COMPENSATION ($)               AWARDS
-------------------------------------------------   ----------         ---------------------------------     --------------
                                                                                                                OPTIONS
                                                                           SALARY             BONUS            (SHARES)
                                                                       --------------       ------------     --------------
CLINTON H. SEVERSON                                   1998                $193,254             $73,950            50,000
President and Chief Executive Officer                 1997                 146,535                  -0-          250,000
                                                      1996                      -0-                 -0-               -0-

TING W. LU (1)                                        1998                 116,283              60,550                -0-
Former Vice President of Finance and                  1997                 120,104              21,700            25,000
Administration, Chief Financial Officer and           1996                 116,738                  -0-           15,000
Secretary

VLADIMIR E. OSTOICH                                   1998                 139,173              60,550                -0-
Vice President of Marketing and Sales for North       1997                 145,287              23,556            25,000
America                                               1996                 142,248                  -0-           15,000

LARRY REYNOLDS                                        1998                  86,798              57,980            40,000
Director International Sales and Marketing            1997                      -0-                 -0-               -0-
                                                      1996                      -0-                 -0-               -0-

DANIEL WONG                                           1998                 129,808              60,550                -0-
Vice President of Development                         1997                 135,296              22,825            25,000
                                                      1996                 129,815                  -0-           15,000


(1) Ting W. Lu resigned as an employee of the Company in May 1998.

STOCK OPTIONS GRANTED IN FISCAL 1998

The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended March 31, 1998, to the persons named in the Summary Compensation Table.

                          OPTION GRANTS IN FISCAL 1998

                                                                                                     Potential Realizable
                                                                                                      Value at Assumed
                                                                                                     Annual Rates of Stock
                                                                                                     Price Appreciation for
                             Individual Grants in Fiscal 1998                                            Option Term(1)
-------------------------------------------------------------------------------------------         ---------------------------
Name                            Options        % of Total      Exercise       Expiration
                                Granted         Options       Base Price         Date
                                 (#)(2)        Granted to     ($/Sh) (3)
                                              Employees in                                             5% ($)         10% ($)
                                              Fiscal Year
-----------------------      -------------   --------------  ------------    ---------------        ------------     ----------
Clint H. Severson                50,000          15.48          $3.13          4/22/07                 $98,265        $249,022

Larry Reynolds                   40,000          12.38           3.13          4/22/07                  78,612         199,218

---------------------

(1) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option holders' continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

(2) All options granted in fiscal 1998 were granted pursuant to the Company's 1989 Stock Option Plan. These options vest and become exercisable at the rate of one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by the Company. Under the Company's 1989 Stock Option Plan, the Board retains discretion to modify the terms, including the price, of outstanding options. For additional information regarding options, see "Change of Control Arrangements."

(3)           All options were granted at market value on the date of grant.

OPTION EXERCISES AND FISCAL 1998 YEAR-END VALUES

The following table provides the specified information concerning exercises of options to purchase the Company's Common Stock in the fiscal year ended March 31, 1998, and unexercised options held as of March 31, 1998, by the persons named in the Summary Compensation Table.

                OPTION EXERCISES AND FISCAL 1998 YEAR-END VALUES


                                                                                                VALUE OF UNEXERCISED
                                                        NUMBER OF UNEXERCISED OPTIONS AT     IN-THE-MONEY OPTIONS AT 3/31/98
                                                                    3/31/98                             ($) (2)
                                                       ----------------------------------  ------------------------------------
                             SHARES
                           ACQUIRED      VALUE
                              ON        REALIZED
          NAME             EXERCISE        ($)         EXERCISABLE(1)       UNEXERCISABLE  EXERCISABLE (1)       UNEXERCISABLE
          ----             --------     ---------      --------------       -------------  ---------------       -------------
Clinton H. Severson           -0-          -0-            128,125             171,875       $        -0-        $        -0-

Ting W. Lu                    -0-          -0-             65,350              15,900                -0-                 -0-

Vladimir E. Ostoich           -0-          -0-             90,092              15,533             22,140                 -0-

Larry Reynolds                -0-          -0-             10,833              29,167                -0-                 -0-

Daniel Wong                   -0-          -0-             69,178              15,822                -0-                 -0-

------------------------- -------------


(1) Company stock options generally vest one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by the Company. All options are exercisable only to the extent vested.

(2) The value of the unexercised in-the-money options is based on the closing price of the Company's Common Stock ($1.938 per share) on March 31, 1998 and is net of the exercise price of such options.


COMPENSATION OF DIRECTORS

All non-employee directors of the Company receive compensation in the amount of $750 per Board meeting they attend plus reimbursement of reasonable travel expenses incurred. In addition, Dr. Tucker serves as a consultant to the Company and receives a monthly compensation of $1,000 plus reimbursement of expenses for attending meetings at or on behalf of the Company. Each of the Company's non-employee directors also receives an automatic annual grant of options to purchase 4,000 shares of Common Stock under the Company's Outside Directors Stock Option Plan. In addition, Dr. Tucker receives an additional annual grant of options to purchase 5,000 shares for serving as a consultant. Clinton H. Severson is a director of the Company and also an employee of the Company. He does not receive any compensation for his services as a member of the Board of Directors.

CHANGE OF CONTROL ARRANGEMENTS

The Company's 1989 Stock Option Plan and the Outside Directors Stock Option Plan (the "Option Plans") provide that, in the event of a transfer of control of the Company ("Transfer of Control"), the surviving, continuing, successor or purchasing corporation or a parent corporation thereof, as the case may be (the "Acquiring Corporation"), shall either assume the Company's rights and obligations under stock option agreements outstanding under the Option Plans (the "Options") or substitute options for the Acquiring Corporation's stock for such outstanding Options. In the event the Acquiring Corporation elects not to assume or substitute for such outstanding Options in connection with a merger constituting a Transfer of Control, the Company's Board shall provide that any unexercisable and/or unvested portion of the outstanding Options shall be immediately exercisable and vested as of a date prior to the Transfer of Control, as the Company's Board so determines. Any Options which are neither assumed by the Acquiring Corporation, nor exercised as of the date of the Transfer of Control, shall terminate effective as of the date of the Transfer of Control. Options which are assumed by the Acquiring Corporation shall become exercisable and vested as provided under the relevant stock option agreements under the Option Plans, unless the Acquiring Corporation terminates the option holder under certain circumstances defined in the Option Plans. Under such circumstances, the holder's options shall become immediately exercisable and vested as of the date of termination.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

Based solely on the Company's review of such forms furnished to the Company and written representations from certain reporting persons, the Company believes that all filing requirements applicable to the Company's executive officers, directors and persons who beneficially own more than 10% of the Company's Common Stock were complied with during fiscal year ended March 31, 1998, with the following exceptions: Ernest Tucker, Director, filed an Amended Form 3 in December 1997, reporting a transaction which should have been reported in September 1995. Ernest Tucker also filed a late Form 4 in December 1997, reporting a transaction which should have been reported in October 1997. Richard Bastiani, Director, filed an Amended Form 3 in December 1997, reporting a transaction which should have been reported in September 1995. Richard Bastiani also filed a late Form 4 in December 1997, reporting a transaction which should have been reported in October 1997. Prithipal Singh, Director, filed a late Form 4 in December 1997, reporting a transaction which should have been reported in October 1997.

CERTAIN TRANSACTIONS

In March 1997, the Company entered into an employment agreement with Clinton H. Severson, providing Mr. Severson as President and Chief Executive Officer of Abaxis with six months of salary and benefits if his employment with the Company is terminated for other than cause.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 22, 1998, certain information with respect to the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company, (ii) each director and director-nominee of the Company, (iii) the persons named in the Summary Compensation Table, and
(iv) all executive officers and directors of the Company as a group.

                                                                                                 PERCENT OF ABAXIS
                                                                              NUMBER OF              COMMON
                                                                               SHARES                STOCK
                                                                               OWNED              OUTSTANDING(2)
                                                                              ---------          -----------------
NAME AND ADDRESS OF BENEFICIAL OWNER(1)


Vladimir Ostoich(3)                                                             224,245                 1.63%

Clinton H. Severson(4)                                                          209,458                 1.51%

Daniel Wong(5)                                                                   74,157                 *

Ting W. Lu(6)                                                                    70,870                 *

Ernest S. Tucker, III, M.D.(7)                                                   38,338                 *

Prithipal Singh(8)                                                               37,145                 *

Richard Bastiani, Ph.D.(9)                                                       16,792                 *

Lawrence Reynolds(10)                                                            14,167                 *

Brenton G. A. Hanlon(11)                                                         12,667                 *

Robert Milder(12)                                                                10,000                 *

Executive officers and directors as a group (12 persons)(13)                    721,680                 5.08%

* LESS THAN 1%

1 The persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. Unless otherwise indicated, the business address of each of the beneficial owners listed is Abaxis, Inc., 1320 Chesapeake Terrace, Sunnyvale, CA 94089.

2 The percentages shown in this column are calculated from the 13,698,806 shares of Common Stock actually outstanding on June 22, 1998 in addition to options held by that person that are currently exercisable which are deemed outstanding in accordance with the rules of the Securities and Exchange Commission.

3 Includes an aggregate of 29,500 shares held by Dr. Ostoich's IRA, 27,500 shares held by Mrs. Ostoich's IRA and 74,328 shares held of record by the Vladimir Ostoich and Liliana Ostoich Trust Fund, for the benefit of Dr. Ostoich and his wife. Also includes 92,917 shares subject to stock options exercisable by Dr. Ostoich within sixty days of June 22, 1998. Does not include shares that are held by his adult children as to which Mr. Ostoich disclaims beneficial ownership.

4 Includes 48,00 shares of stock held by Mr. Severson. Also includes 161,458 shares subject to options exercisable by Mr. Severson within sixty days of June 22, 1998.

5 Includes 2,000 shares of stock held by Mr. Wong's spouse, as to which Mr. Wong disclaims beneficial ownership. Also includes 72,157 shares subject to options exercisable by Dr. Wong within sixty days of June 22, 1998.

6 Includes 4,000 shares of stock held by Ms. Lu. Also includes 66,870 shares subject to options exercisable by Ms. Lu within sixty days of June 22, 1998.

7 Includes 6,545 shares of stock held by Dr. Tucker. Also includes 31,793 shares subject to options exercisable by Dr. Tucker within sixty days of June 22, 1998.

8 Includes 10,000 shares of stock held by Mr. Singh. Also includes 27,145 shares subject to options exercisable by Mr. Singh within sixty days of June 22, 1998.

9 Includes 2,000 shares of stock held by Dr. Bastiani. Also includes 14,792 shares subject to options exercisable by Dr. Bastiani within sixty days of June 22, 1998.

10 Includes 14,167 shares subject to options exercisable by Mr. Reynolds within sixty days of June 22, 1998.

11 Includes 12,667 shares subject to options exercisable by Mr. Hanlon within sixty days of June 22, 1998.

12     Includes 10,000 shares of stock held by Mr. Milder.

13 Includes 507,807 shares subject to options exercisable within sixty days of June 22, 1998.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

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

Exhibit Number     Description
22.1               Subsidiaries of the Registrant

23.1               Consent of Deloitte & Touche LLP, Independent Auditors

27.1               Financial Data Schedule



(b)        Reports on Form 8-K

           None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        ABAXIS, INC.

                                        BY  /s/ Clinton H. Severson
                                            ------------------------------------
                                            Clinton H. Severson
                                            Chairman of the Board, President
                                            and Chief Executive Officer

                                            June 29, 1998

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

                      Signature                                   Title                                Date
                      ---------                                   -----                                ----
/s/ CLINTON H. SEVERSON                                 President, Chief Executive                June 29, 1998
----------------------------------------        Officer and Director (Principal Executive
Clinton H. Severson                                              Officer)



/s/ REBA I. WITWER                              Acting Chief Financial Officer and Controller     June 29, 1998
----------------------------------------       (Principal Financial and Accounting Officer)
 Reba I. Witwer

/s/ RICHARD BASTIANI                                             Director                         June 29, 1998
----------------------------------------
Richard Bastiani

/s/ BRENTON G. A. HANLON                                         Director                         June 29, 1998
----------------------------------------
Brenton Hanlon

/s/ PRITHIPAL SINGH                                              Director                         June 29, 1998
----------------------------------------
Prithipal Singh

/s/ ERNEST TUCKER                                                Director                         June 29, 1998
----------------------------------------
Ernest Tucker

                                 EXHIBITS INDEX

Exhibit No.                 Description of Document
-----------                 -----------------------
3.1    Restated Articles of Incorporation, as amended (5) (10)

3.2    By-laws of the Company (1)

3.3    Certificate of Determination (12)

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

10.18  Licensing agreement between the Company and Pharmacia Biotech, Inc. dated
       October 1, 1994 (6) (7)

10.19  Employment Agreement with Mr. Gary H. Stroy dated March 11, 1995 (8)

10.20 Employment Agreement with Mr. Clinton H. Severson dated March 31, 1997, as amended (11)

10.21  Amendment to the Lease Agreement between the Company and South
       Bay/Caribbean dated March, 11, 1997 (11)

10.22  Equipment Loan Agreement between the Company and Transamerica Business
       Credit dated March 4, 1997 (11)

10.23 Registration Rights Agreement dated July 18, 1997 between the Company and certain shareholders (12)

10.24 Securities Purchase Agreement dated July 18, 1997 between the Company and certain shareholders (12)

16.1   Letter from Ernst & Young LLP dated January 30, 1996 (9)

22.1   Subsidiaries of Registrant (Page 51)

23.1   Consent of Deloitte & Touche LLP, Independent Auditors (Page 52)

27.1   Financial Data Schedule


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

(11) Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(12) Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.