Form 10-Q
period 1998-06-30
ABAXIS INC
filed 1998-08-14
CIK 881890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

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

        (1)     has filed all reports
                required to be filed by
                Section 13 or 15(d)
                Securities Exchange Act
                of 1934 during the
                preceding 12 months (or
                for such shorter period
                that the registrant was
                required to file such
                reports),
                                              Yes     X    No
                                                 ---------   ---------

                                     and

        (2)     has been subject to such
                filing requirements for
                the 90 days.


                                              Yes     X    No
                                                 ---------   ---------


        At August 11, 1998, 13,882,980 shares of common stock, no par value, were outstanding.

        This Report on Form 10-Q consists of 13 pages. The exhibit index is on page 12.

                                TABLE OF CONTENTS


              ITEM                                                                                              PAGE
              ----                                                                                              ----
Facing Sheet...............................................................................................      1


Table of Contents..........................................................................................      2


Part I.                Financial Information

              Item 1.  Financial Statements:

                       Condensed Statements of Operations -
                          Three Months Ended June 30, 1998 and 1997........................................     3

                       Condensed Balance Sheets - June 30, 1998 and March 31, 1998.........................     4

                       Condensed Statements of Cash Flows -
                           Three Months Ended June 30, 1998 and 1997.......................................     5

                       Notes to Condensed Financial Statements.............................................     6

              Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations..............................................     8

Part II.               Other Information

              Item 2.  Changes in Securities...............................................................    11


              Item 6.  Exhibits and Reports on Form 8-K....................................................    12

                       Signatures..........................................................................    13

PART 1-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ABAXIS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                    THREE MONTHS ENDED JUNE 30,
                                                     1998               1997
                                                 ------------      ------------
Revenues:
   Product sales                                 $  3,059,000      $  2,680,000
   Development and licensing revenue                  220,000            73,000
                                                 ------------      ------------
Total revenues                                      3,279,000         2,753,000
                                                 ------------      ------------

Costs and operating expenses:
   Cost of product sales                            2,598,000         2,595,000
   Research and development                           521,000           375,000
   Selling, general, and administrative             1,253,000         1,216,000
                                                 ------------      ------------
Total costs and operating expenses                  4,372,000         4,186,000
                                                 ------------      ------------

Loss from operations                               (1,093,000)       (1,433,000)
Interest income, net                                   37,000            58,000
Other income (expense)                                     --            (1,000)
                                                 ------------      ------------
Net loss                                         $ (1,056,000)     $ (1,376,000)
                                                 ============      ============

Basic and diluted loss per share (a)             $      (0.08)     $      (0.12)
                                                 ------------      ------------

                                                 ============      ============
Common stock used in computing basic and
 diluted per share amounts                         13,466,268        11,886,153
                                                 ============      ============

(a) Loss attributable to common shareholders used in computation of loss per share for the three months ended June 30, 1998 and June 30, 1997 was $(1,067,000) and $(1,376,000), respectively.

See Note 3 of Notes to condensed financial statements.

See notes to condensed financial statements.

                                  ABAXIS, INC.
                            CONDENSED BALANCE SHEETS


                                                                                      JUNE 30, 1998    MARCH 31, 1998
                                                                                      ------------      ------------
                                                                                      (unaudited)        (Note 1)
                                     ASSETS
 Current assets:
   Cash and cash equivalents                                                          $  1,230,000      $  1,701,000
   Short-term investments                                                                2,344,000         4,196,000
   Trade and other receivables                                                           2,173,000         1,930,000
   Interest receivable                                                                      35,000           130,000
   Inventories                                                                           1,796,000         1,531,000
   Prepaid expenses                                                                        125,000           150,000
                                                                                      ------------      ------------
                  Total current assets                                                   7,703,000         9,638,000

Property and equipment - net                                                             2,543,000         2,309,000
Deposits and other assets                                                                   79,000            85,000
                                                                                      ------------      ------------
  Total assets                                                                        $ 10,325,000      $ 12,032,000
                                                                                      ============      ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $  1,115,000      $  1,510,000
   Accrued payroll and related expenses                                                    693,000           769,000
   Other accrued liabilities                                                               274,000           392,000
   Warranty reserve                                                                        700,000           707,000
   Deferred rent                                                                            68,000            68,000
   Current portion of note payable                                                         174,000           174,000
   Deferred revenue                                                                        230,000           266,000
                                                                                      ------------      ------------
                Total current liabilities                                                3,254,000         3,886,000
                                                                                      ------------      ------------

  Note payable                                                                             222,000           263,000

  Commitments and contingencies                                                                 --                --

Shareholders' equity:
   Convertible preferred stock, no par value: authorized shares -
    5,000,000; issued and outstanding shares - none on June 30, 1998 and 2,623 on
   March  31, 1998 .                                                                            --         2,429,000
   Common stock, no par value:  35,000,000 authorized; issued and outstanding shares - 13,881,572 on June 30, 1998
     and 12,187,620 on March 31, 1998                                                   63,574,000        61,112,000
   Accumulated deficit                                                                 (56,725,000)      (55,658,000)
                                                                                      ------------      ------------
Total shareholders' equity                                                               6,849,000         7,883,000
                                                                                      ------------      ------------
Total liabilities and shareholders' equity                                            $ 10,325,000      $ 12,032,000
                                                                                      ============      ============


See notes to condensed financial statements.

Note 1 - Amounts are derived from audited financial statements.

                                   ABAXIS, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               THREE MONTHS ENDED JUNE 30,
                                                                  1998             1997
                                                              -----------      -----------
OPERATING ACTIVITIES:
Net loss                                                      $(1,056,000)     $(1,376,000)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
      Depreciation and amortization                               172,000          206,000
      Common stock issued for services                              9,000               --
      Changes in assets and liabilities:
         Trade and other receivables                             (243,000)          31,000
         Interest receivable                                       95,000           36,000
         Inventories                                             (265,000)         623,000
         Prepaid expenses                                          25,000           (7,000)
         Deposits and other assets                                  6,000           (9,000)
         Accounts payable                                        (395,000)         253,000
         Accrued payroll and related expenses                     (76,000)          31,000
         Other accrued liabilities                               (125,000)         245,000
         Deferred revenue                                         (36,000)           8,000
                                                              -----------      -----------
Net cash provided by (used in) operating activities            (1,889,000)          41,000
                                                              -----------      -----------

INVESTING ACTIVITIES:
Purchase of available-for-sale securities                      (1,474,000)      (3,698,000)
Maturities of available-for-sale securities                     3,326,000        3,000,000
Purchase of property and equipment                               (406,000)        (168,000)
                                                              -----------      -----------
Net cash provided by (used in) investing activities             1,446,000         (866,000)
                                                              -----------      -----------

FINANCING ACTIVITIES :
Proceeds from equipment financing                                      --          600,000
Repayment of equipment financing                                  (41,000)         (50,000)
Proceeds from issuance of common  stock                            13,000               --
                                                              -----------      -----------
Net cash provided by (used in) financing activities               (28,000)         550,000
                                                              -----------      -----------

Decrease in cash and cash equivalents                            (471,000)        (275,000)
Cash and cash equivalents at beginning of period                1,701,000        1,436,000
                                                              -----------      -----------
Cash and cash equivalents at end of period                    $ 1,230,000      $ 1,161,000
                                                              ===========      ===========

Supplemental disclosures of cash flow information:
    Cash paid for interest                                    $    19,000      $     9,000
                                                              ===========      ===========

Noncash financing activities -
   Conversion of preferred stock into common stock            $ 2,440,000      $        --
                                                              ===========      ===========
   Accretion of preferred stock                               $    11,000      $        --
                                                              ===========      ===========

See notes to condensed financial statements.

                                  ABAXIS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1998. The unaudited condensed financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. Certain amounts as presented in the March 31, 1998 financial statements have been reclassified to conform to the fiscal year 1999 financial statement presentation. The results for such periods are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1999 or for any future period.

2.  RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. The Company has not yet determined its reporting segments. Adoption of this statement will not impact the Company's financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. The Company will adopt this statement in its financial statements for the year ending March 31, 1999.

In June 1998 , the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133) which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows. The Company will adopt SFAS 133 in its financial statements in the first quarter of the fiscal year ending March 31, 2000.

3.   PER SHARE INFORMATION

The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) and has restated earnings per share (EPS) data for prior periods to conform with current presentation.

SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from securities and other contracts, which are exercisable or convertible into common shares. As a result of operating losses, there is no difference between the basic and diluted calculations of EPS. Loss attributable to common shareholders includes the accretion relating to the calculated imbedded yield representing the discount on the assumed potential conversion of the preferred stock issued by the Company.

The reconciliation of net loss to net loss attributable to common shareholders is as follows:

                                                        Three months ended
                                                             June 30,
                                                       1998             1997
                                                   -----------      -----------
Net loss                                           $(1,056,000)     $(1,376,000)

Value assigned to accretion of preferred stock         (11,000)              --
                                                   -----------      -----------

Loss attributable to common shareholders           $(1,067,000)     $(1,376,000)
                                                   ===========      ===========


4. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:


                                        JUNE 30, 1998      MARCH 31, 1998
                                        -------------      --------------
          Raw materials                   $  957,000        $  909,000
          Work-in-process                    485,000           261,000
          Finished goods                     354,000           361,000
                                          ----------        ----------
                                          $1,796,000        $1,531,000
                                          ==========        ==========

5.  EQUITY FINANCING

On July 18, 1997, RGC International Investors LDC and Advantage Fund Ltd., each of which is an accredited investor as defined in Regulation D pursuant to the Securities Act of 1933, as amended (the "Securities Act") to the best knowledge of the Company, purchased from the Company 3,000 shares of Series B Convertible Preferred Stock at a price per share of $1,000, with net proceeds to the Company of approximately $2,732,000. The shares were sold in this private offering transaction under Rule 506 and/or Section 4(2) of the Securities Act have not been registered with the Securities and Exchange Commission and carry a restrictive legend. The Series B Preferred Stock is convertible to the Company's common stock. The Company filed a registration statement on Form S-3 on September 29, 1997 to register the resale of the common stock issuable upon conversion of the preferred stock. The registration was declared effective on October 30, 1997. As of June 30, 1998, all shares of Series B Preferred Stock were converted into a total of 1,903,502 shares of common stock.

6.     COMPREHENSIVE INCOME

In the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the three months ended June 30, 1998 and 1997, comprehensive income was the same as net income attributable to common shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. In this report, the words "anticipates", "believes", "expects", "future", "intends", "plans", and similar expressions identify forward-looking statements These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include market acceptance of the Company's products and continuing development of its products, including obtaining required Food and Drug Administration ("FDA") clearance and other government approvals, risks associated with manufacturing and distributing products on a commercial scale, including complying with Federal and state food and drug regulations and general market conditions and competition. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

During the quarter ended June 30, 1998, the Company shipped 198 point-of-care blood chemistry analyzers and approximately 179,000 reagent discs compared to 249 analyzers and 101,000 reagent discs during the quarter ended June 30, 1997. The increase in reagent disc shipments each quarter is consistent with the Company's belief that there will be recurring reagent disc revenue as the Company's product lines mature. This growth is mostly attributable to the expanded installed base of VetScan systems and higher consumption rates of institutional users. There can be no assurance this growth will continue. Ninety-four percent (94%) of these reagent disc shipments were for veterinary applications. Product sales in North America accounted for 72%, international sales accounted for 21% and Orbos contract revenue accounted for the remaining 7% of total revenues for the first quarter of fiscal 1999.

In North America, 94% of the sales in the US were to the veterinary market and 6% were to the human medical market. Internationally (outside of North America), sales to Japan constituted 55% and sales to Europe constituted 33% of the total international sales during the quarter. Of the total Japanese revenue, 83% was for veterinary applications. The Company believes that economic conditions in Japan have resulted in a decreased demand for point-of-care blood chemistry. Of the total European revenue, 69% was for veterinary applications. On June 1, 1998, the Company announced that it had signed an exclusive distribution agreement with Genzyme Virotech for distribution of the Company's products in Germany. The agreement covers both the VetScan and Piccolo analyzer systems.

Through June 30, 1998, the Company has placed a total of 2,400 units of the point-of-care blood chemistry analyzer worldwide, of which 1,914 were VetScan systems and 486 were Piccolo systems. Of these totals 1,317 VetScan systems and 207 Piccolo systems were placed in North America and 597 VetScan systems and 279 Piccolo systems were placed internationally.

The Company continues to develop new products that the Company believes will provide further opportunities for market penetration. The Company is working on the development of four electrolyte test methods: total carbon dioxide, chloride, potassium and sodium. Clinical trials of these test methods have begun and are expected to be completed during the second quarter of fiscal 1999. Additional future test methods development for other disc products will be targeted at specific applications based on fulfilling clinical needs. The Company's current focus of test methods development is in clinical chemistry. In addition to clinical chemistry, the Company has demonstrated its ability to perform immunoassay tests in its blood analysis system by successfully developing its Thyroxine (T4) test for the veterinary market. The Company believes other homogeneous immunoassay methods can be performed in its discs to measure a wide assortment of low concentration blood analytes, such as therapeutic drugs and drugs of abuse. The Company is not currently developing additional immunoassay methods. There can be no assurance that Abaxis will be able to develop any of these potential products. While the Company believes that its technology will allow it to develop reagent disc products in the future to provide a variety of additional blood tests, there can be no assurance that such future products will be developed, that such products will receive required regulatory clearance, or that the Company will be able to manufacture or market such products successfully.

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

The Company's periodic operating results have in the past varied and in the future may vary significantly depending on a number of factors including, but not limited to, the level of competition; the size and timing of sales orders; market acceptance of current and new products; new product announcements by the Company or its competitors; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products on a timely basis; component costs and supply constraints; manufacturing capacities and ability to scale up production; the mix of product sales between the analyzers and the reagent discs; mix in sales channels; levels of expenditure on research and development; changes in Company strategy; personnel changes; regulatory changes; and general economic trends.

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

RESULTS OF OPERATIONS

REVENUES

During the three-month period ended June 30, 1998, the Company reported total revenues of approximately $3,279,000 ($3,059,000 in product revenue and $220,000 in Orbos contract revenue), a $526,000 or 19% increase as compared to total revenues of approximately $2,753,000 ($2,680,000 in product revenue and $73,000 in Orbos contract revenue) for the same period in fiscal 1998. The increase in revenue for the quarter ended June 30, 1998 compared to the quarter ended June 30, 1997 primarily was due to new and repeat reagent disc sales in the domestic and international markets. Revenues from Orbos contracts are primarily dependent upon sales of products using the Orbos technology by other parties, which is out of the control of the Company and, therefore, may vary significantly from quarter to quarter.

COST OF PRODUCT SALES

Cost of product sales during the quarter ended June 30, 1998, was approximately $2,598,000, or 79% of total revenues, as compared to approximately $2,595,000, or 94% of total revenues for the quarter ended June 30, 1997. The decrease in cost of product sales as a percentage of total revenues for the quarter ended June 30, 1998 as compared to the same period ended June 30, 1997 is due to lower unit costs resulting from better standardized manufacturing processes and economies of scale related to increased manufacturing volume. During the quarter ended June 30, 1998, the Company achieved, for the first time in Company history, a positive gross margin on its consumable reagent disc sales. There can be no assurance that the Company will continue to maintain or improve gross margin in future quarters.

RESEARCH AND DEVELOPMENT

Research and development expenses during the first quarter of fiscal 1999 were approximately $521,000, or 16% of total revenues. First quarter fiscal 1999 research and development expenses increased $146,000 or 39% from research and development expenses of approximately $375,000, or 14% of total revenues, for the same period in fiscal 1998. The increase is the result of the Company's development of new test methods to expand its test menus as well as other development projects and increased expenses to support regulatory and quality assurance projects. The Company expects research and development expenses to increase during the second quarter of fiscal 1999 as compared to the first quarter of fiscal 1999 due to expenses associated with clinical trials of new test methods.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses totaled approximately $1,253,000 or 38% of total revenues for the three-month period ended June 30, 1998, representing a $37,000 or 3% increase from selling, general and administrative expenses of approximately $1,216,000 or 44% of total revenues for the three-month period ending June 30, 1997. This increase is the result of additional expenses associated with staffing, travel and advertising to support sales and marketing activities. During the remaining quarters of fiscal 1999, the Company expects total selling, general and administrative expenses to increase as compared to total selling, general and administrative expenses for the first quarter of fiscal 1999 due to an increase in selling expenses.

NET INTEREST INCOME

Net interest income totaled approximately $37,000 or 1% of total revenues for the quarter ended June 30, 1998, compared to $58,000 or 2% of total revenues in the comparable quarter of fiscal 1998. The decrease in interest income was primarily the result of decreased investment levels. The Company incurred interest expense related to payments on an equipment loan of approximately $19,000 during the period ended June 30, 1998 and approximately $9,000 during the period ended June 30, 1997.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1998, the Company had approximately $1,230,000 in cash and cash equivalents and $2,344,000 in short-term investments, for total cash and investment resources of $3,574,000. The Company expects to incur substantial additional costs to support its future operations, including further commercialization of its products and development of new test methods that will allow the Company to further penetrate the human diagnostic market; acquisition of capital equipment for the Company's manufacturing facilities, which includes the ongoing development and implementation of an automated manufacturing line to provide capacity for commercial volumes; costs related to continuing development of its current and future products; and additional pre-clinical testing and clinical trials for its current and future products. The Company's new automated disc assembly line was delivered and installed during July 1998. The Company estimates the final cost of this new assembly line will be approximately $1,500,000 of which approximately $1,371,000 was paid through July 31, 1998. The Company expects to pay the balance upon final acceptance of the equipment. In April 1997, in anticipation of taking delivery of the automated assembly line, the Company arranged for an equipment financing loan of up to $2,000,000, with 36 monthly payments, and a final balloon payment equal to 10% of the original principal amount.

The equipment financing loan is collateralized by the Company's equipment and bears interest at approximately 16%. In April 1997, the Company borrowed $600,000 against this loan. On August 10, 1998, the Company borrowed the remaining $1,400,000 on the equipment financing loan. Additional manufacturing equipment will also need to be added during fiscal 1999 to provide additional production capabilities. On July 28, 1998, the Company signed a commitment letter for an additional $1,000,000 financing loan for equipment to be purchased during fiscal 1999. Additionally, inventories and receivables related to the commercialization of the VetScan and Piccolo systems could increase significantly in future periods, which would require significant capital resources.

Net cash used in operating activities during the three months ended June 30, 1998 was approximately $1,889,000 compared to net cash provided by operating activities of approximately $41,000 for the same period ended June 30, 1997. The increase in net cash used in operating activities was due to increases in receivables and inventories and decreases in accounts payable, accrued payroll, other accrued liabilities and deferred revenue, offset by a decrease in net loss.

Net cash provided by investing activities during the three months ended June 30, 1998 was approximately $1,446,000, compared to approximately $866,000 used in investing activities during the three months ended June 30, 1997. The change from net cash used in investing activities in the three months ended June 30, 1997 to net cash provided by investing activities in the three months ended June 30, 1998 was primarily the result of an increase in maturities and sales of short-term investments, offset by a decrease in purchases of short-term investments and increases in purchases of property and equipment primarily related to the new automated assembly line.

Net cash used in financing activities for the three month period ended June 30, 1998 was approximately $28,000 compared to approximately $550,000 net cash provided by financing activities for the same period in fiscal 1998. Net cash provided by financing activities in fiscal 1998 was due to the net proceeds received from an equipment financing loan. Net cash used in financing activities during fiscal 1999 resulted from repayment on an equipment loan offset by proceeds from issuance of common stock.

The Company anticipates that its existing capital resources, debt financing and anticipated revenue from the sales of its products will be adequate to satisfy its currently planned operating and financial requirements through fiscal 1999. The Company's future capital requirements will largely depend upon the increased market acceptance of its point-of-care blood chemistry analyzer products. However, the Company's sales are not predictable due to its limited market experience with its products. In the event the sales are significantly below the anticipated level or there are other unexpected adverse developments affecting cash flow, the Company will need to obtain additional equity or debt financing if it is to sustain its currently planned level of operating expenses during fiscal 1999 and beyond. In the event that the Company is unsuccessful in raising sufficient funding, the Company will have to significantly reduce its operating expenses and curtail operations. There can be no assurance that any such financing will be available, and any additional equity financing may be dilutive to shareholders, while debt financing may involve restrictive covenants.


PART II-OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On July 18, 1997, RGC International Investors LDC and Advantage Fund Ltd., each of which is an accredited investor as defined in Regulation D pursuant to the Securities Act to the best knowledge of the Company, purchased from the Company 3,000 shares of Series B Convertible Preferred Stock at a price per share of $1,000, with net proceeds to the Company of approximately $2,732,000. The shares were sold in this private offering transaction under Rule 506 and/or Section 4(2) of the Securities Act have not been registered with the Securities and Exchange Commission and carry a restrictive legend. The Series B Preferred Stock is convertible to the Company's common stock. The Company filed a registration statement on Form S-3 on September 29, 1997 to register the resale of the common stock issuable upon conversion of the preferred stock. The registration was declared effective on October 30, 1997. As of June 30, 1998, all shares of Series B Preferred Stock were converted into a total of 1,903,502 shares of common stock.

In April 1998, the Company issued 2,823 shares of common stock to a consultant in payment for services provided to the Company. The shares were valued at $9,000. This issuance was made pursuant to Section 4(2) under the Securities Act.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

    Exhibit Number             Description
--------------------------------------------------------------------------------

         27.0                  Financial Data Schedule

 (b)  Reports on Form 8-K

         None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  ABAXIS, INC.

August 14, 1998                   by: /s/Clinton H. Severson
----------------------------      --------------------------------------------
Date                              Clinton H. Severson
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)


August 14, 1998                   by: /s/ Donald Stewart
----------------------------      --------------------------------------------
Date                              Donald Stewart
                                  Vice President of Finance & Administration
                                  and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS





Exhibit
Number                            Description
------                            -----------
27.0                         Financial Data Schedule