Form 10-Q
period 1998-09-30
ABAXIS INC
filed 1998-11-16
CIK 881890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       (Mark One)
          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998

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

     At November 11, 1998, 13,882,980 shares of common stock, no par value, were outstanding.

     This Report on Form 10-Q consists of 14 pages. The exhibit index is on page 13.

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
ITEM

Facing Sheet ........................................................................           1

Table of Contents ...................................................................           2

Part I.     Financial Information

            Item 1.  Financial Statements:

                     Condensed Statements of Operations -
                        Three Months and Six Months Ended September 30, 1998 and 1997           3

                     Condensed Balance Sheets -September 30, 1998 and March 31, 1998            4

                     Condensed Statements of Cash Flows -
                         Six Months Ended September 30, 1998 and 1997 ...............           5

                     Notes to Condensed Financial Statements ........................           6

            Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations .........................           8

Part II.    Other Information

            Item 3.  Quantitative and Qualitative Disclosures About Market Risk......          12

            Item 6.  Exhibits and Reports on Form 8-K ...............................          13

                     Signatures .....................................................          14

PART 1-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ABAXIS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                          THREE MONTHS ENDED                      SIX MONTHS ENDED
                                                            SEPTEMBER 30,                          SEPTEMBER 30,
                                                       1998                1997                1998                1997
                                                   ------------        ------------        ------------        ------------
Revenues:
   Product sales, net                              $  3,382,000        $  3,205,000        $  6,629,000        $  5,885,000
   Development and licensing revenue                    101,000              83,000             133,000             156,000
                                                   ------------        ------------        ------------        ------------
Total revenues                                        3,483,000           3,288,000           6,762,000           6,041,000
                                                   ------------        ------------        ------------        ------------

Costs and operating expenses:
   Cost of product sales                              2,431,000           2,866,000           5,029,000           5,461,000
   Research and development                             712,000             368,000           1,233,000             743,000
   Selling, general, and administrative               1,363,000           1,172,000           2,616,000           2,388,000
                                                   ------------        ------------        ------------        ------------
Total costs and operating expenses                    4,506,000           4,406,000           8,878,000           8,592,000
                                                   ------------        ------------        ------------        ------------

Loss from operations                                 (1,023,000)         (1,118,000)         (2,116,000)         (2,551,000)
Interest income (expense), net                           (6,000)             85,000              31,000             143,000
Other income (expense)                                       --                  --                  --              (1,000)
                                                   ------------        ------------        ------------        ------------
Net loss                                           $ (1,029,000)       $ (1,033,000)       $ (2,085,000)       $ (2,409,000)
                                                   ============        ============        ============        ============

Basic and diluted loss per share (a)               $      (0.07)       $      (0.15)       $      (0.15)       $      (0.27)
                                                   ------------        ------------        ------------        ------------
Shares used in calculating  loss per share -
basic and diluted                                    13,883,000          11,886,987          13,669,000          11,886,570
                                                   ============        ============        ============        ============



(a) Loss attributable to common shareholders used in computation of loss per share for the six months ended September 30, 1998 was $(2,096,000). Loss attributable to common shareholders used in computation of loss per share for the three and six months ended September 30, 1997 was $(1,783,000) and $(3,159,000), respectively. See Note 3 of Notes to Condensed Financial Statements.

See notes to condensed financial statements.

                                  ABAXIS, INC.
                            CONDENSED BALANCE SHEETS

                                                                           September 30, 1998     March 31, 1998
                                                                              (unaudited)            (Note 1)
                                                                              ------------        ------------
ASSETS
Current assets:
Cash and cash equivalents                                                     $  2,745,000        $  1,701,000
Short-term investments                                                           1,499,000           4,196,000
Trade and other receivables                                                      2,078,000           1,930,000
Interest receivable                                                                 10,000             130,000
Inventories                                                                      2,074,000           1,531,000
Prepaid expenses                                                                   178,000             150,000
                                                                              ------------        ------------
                  Total current assets                                           8,584,000           9,638,000

Property and equipment - net                                                     2,642,000           2,309,000
Deposits and other assets                                                          197,000              85,000
                                                                              ------------        ------------
     Total assets                                                               11,423,000          12,032,000
                                                                              ============        ============
LIABILITIES AND SHAREHOLDERS' EQUITY
  Current liabilities:
  Accounts payable                                                            $    723,000        $  1,510,000
  Accrued payroll and related expenses                                             730,000             769,000
  Other accrued liabilities                                                        253,000             392,000
  Warranty reserve                                                                 714,000             707,000
  Deferred rent                                                                     64,000              68,000
  Current portion of note payable                                                  593,000             174,000
  Short-term debt                                                                1,034,000
  Deferred revenue                                                                 259,000             266,000
                                                                              ------------        ------------
                Total current liabilities                                        4,370,000           3,886,000

Note payable                                                                     1,218,000             263,000

Commitments and contingencies

Shareholders' equity:
  Convertible preferred stock, no par value: authorized shares -                        --           2,429,000
    5,000,000; issued and outstanding shares - none on September
    30, 1998 and 2,623 on March 31, 1998
  Common stock, no par value:  35,000,000 authorized; issued  and               63,578,000          61,112,000
    outstanding shares - 13,882,980 on September 30, 1998 and
    12,187,620 on March 31, 1998
  Accumulated deficit                                                          (57,743,000)        (55,658,000)
                                                                              ------------        ------------
Total shareholders' equity                                                       5,835,000           7,883,000
Total liabilities and shareholders' equity                                    $ 11,423,000        $ 12,032,000
                                                                              ============        ============

See notes to condensed financial statements.
Note 1 - Amounts are derived from audited financial statements.

                                   ABAXIS, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                   Six months ended September 30,
                                                                                   ------------------------------
                                                                                      1998               1997
                                                                                   -----------        -----------
Operating activities:
Net loss                                                                           $(2,085,000)       $(2,409,000)
Adjustments to reconcile net loss to net cash used in  operating activities:
Depreciation and amortization                                                          346,000            370,000
Write-down of capital equipment                                                         12,000             50,000
Changes in assets and liabilities:
   Trade and other receivables                                                        (148,000)           111,000
   Interest receivable                                                                 120,000            (16,000)
   Inventories                                                                        (543,000)           885,000
   Prepaid expenses                                                                    (28,000)           (35,000)
   Deposits and other assets                                                          (112,000)            (8,000)
   Accounts payable                                                                   (787,000)           642,000
   Accrued payroll and related expenses                                                (39,000)           173,000
   Other accrued liabilities                                                          (139,000)           291,000
   Warranty reserve                                                                      7,000            197,000
   Deferred revenue and other                                                          (11,000)            15,000
                                                                                   -----------        -----------
Net cash provided by (used in) operating activities                                 (3,407,000)           266,000

Investing activities:
Purchase of available-for-sale securities                                           (2,474,000)        (8,920,000)
Maturities of available-for-sale securities                                          5,171,000          5,200,000
Purchase of property and equipment                                                    (691,000)          (290,000)
Net cash provided by (used in)  investing activities                                 2,006,000         (4,010,000)

Financing activities:
Proceeds from issuance of common stock                                                  37,000              2,000
Proceeds from issuance of preferred stock                                                   --          2,732,000
Net proceeds from equipment financing                                                1,457,000            513,000
Repayment of equipment financing                                                      (83,000)                --
Net proceeds from note payable                                                       1,034,000                --
                                                                                   -----------        -----------
Net cash provided by financing activities                                            2,445,000          3,247,000
Increase (decrease) in cash and cash equivalents                                     1,044,000           (497,000)
Cash and cash equivalents at beginning of period                                     1,701,000          1,436,000
                                                                                   -----------        -----------
Cash and cash equivalents at end of period                                         $ 2,745,000        $   939,000
                                                                                   ===========        ===========

Supplemental disclosures of cash flow information:
     Interest paid                                                                 $    60,000        $    32,000
Noncash financing activities:
Conversion of preferred stock into common stock                                    $ 2,440,000                 --
Accretion of preferred stock                                                       $    11,000                 --


See notes to condensed financial statements

                                  ABAXIS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Shareholders for the fiscal year ended March 31, 1998. The unaudited condensed financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to state fairly the results for the periods presented. Certain amounts as presented in the March 31, 1998 financial statements have been reclassified to conform to the fiscal year 1999 financial statement presentation. The results for the periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 1999 or for any future period.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133) which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows. The Company will adopt SFAS 133 in its financial statements in the first quarter of the fiscal year ending March 31, 2000.

3.   PER SHARE INFORMATION

The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128) in the third quarter of fiscal 1998 and has restated earnings per share (EPS) data for prior periods to conform with current presentation.

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

The reconciliation of net loss to net loss attributable to common shareholders is as follows:

                                                           Three months ended                   Six months ended
                                                              September 30,                        September 30,
                                                        1998               1997               1998              1997
                                                     -----------        -----------        -----------        -----------
Net loss                                             $(1,029,000)       $(1,033,000)       $(2,085,000)       $(2,409,000)

Value assigned to accretion of preferred stock                --           (750,000)           (11,000)         ( 750,000)
                                                     -----------        -----------        -----------        -----------

Loss attributable to common shareholders             $(1,029,000)       $(1,783,000)       $(2,096,000)       $(3,159,000)
                                                     ===========        ===========        ===========        ===========

4. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                    SEPTEMBER 30, 1998    MARCH 31, 1998
                    ------------------    --------------
Raw materials           $1,057,000          $  909,000
Work-in-process            461,000             261,000
Finished goods             556,000             361,000
                        ----------          ----------
                        $2,074,000          $1,531,000
                        ==========          ==========


5.  EQUITY FINANCING

On July 18, 1997, RGC International Investors LDC and Advantage Fund Ltd., each of which is an accredited investor as defined in Regulation D pursuant to the Securities Act of 1933, as amended (the "Securities Act") to the best knowledge of the Company, purchased from the Company 3,000 shares of Series B Convertible Preferred Stock at a price per share of $1,000, with net proceeds to the Company of approximately $2,732,000. The shares which were sold in this private offering transaction under Rule 506 and/or Section 4(2) of the Securities Act have not been registered with the Securities and Exchange Commission and carry a restrictive legend. The Series B Preferred Stock is convertible to the Company's common stock. The Company filed a registration statement on Form S-3 on September 29, 1997 to register the resale of the common stock issuable upon conversion of the preferred stock. The registration was declared effective on October 30, 1997. As of June 30, 1998, all shares of Series B Preferred Stock were converted into a total of 1,903,502 shares of common stock.

6.    COMPREHENSIVE INCOME

In the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the six months ended September 30, 1998 and 1997, comprehensive income was the same as net income attributable to common shareholders.

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

During the quarter ended September 30, 1998, the Company shipped 216 point-of-care blood chemistry analyzers and approximately 182,000 reagent discs compared to 281 analyzers and 112,000 reagent discs during the quarter ended September 30, 1997. Through September 30, 1998, the Company has placed a total of 2,600 units of the point-of-care blood chemistry analyzer worldwide. Reagent disc shipments have increased each quarter consistent with the Company's belief that there will be recurring reagent disc revenue as the Company's product lines mature. This growth is mostly attributable to the expanded installed base of VetScan systems and higher consumption rates of institutional users. There can be no assurance this growth will continue. Eighty-six percent (86%) of reagent disc shipments in the second quarter of fiscal 1999 were for veterinary applications. Product sales in North America accounted for 78%, international sales accounted for 13% and Orbos contract revenue accounted for 6% of total revenues for the second quarter of fiscal 1999.

Internationally (outside of North America), sales to Asia (primarily Japan) constituted 31% and sales to Europe constituted 69% of the total international sales during the quarter. The Company believes that economic conditions and currency rates in Asia have resulted in a decreased demand for point-of-care blood chemistry.

The Company continues to develop new products that the Company believes will provide further opportunities for market penetration. The Company is working on the development of four-electrolyte test methods: total carbon dioxide, chloride, potassium and sodium. Clinical trials of these test methods have begun and are expected to be completed during the fourth quarter of fiscal 1999. The chloride test's performance in the clinic was below the expectations of the Company. Additional development work will have to be completed prior to completing additional clinical studies. Additional future test methods development for other disc products will be targeted at specific applications based on fulfilling clinical needs. The Company's current focus of test methods development is in clinical chemistry. In addition to clinical chemistry, the Company has demonstrated its ability to perform immunoassay tests in its blood analysis system by successfully developing its Thyroxine (T4) test for the veterinary market. The Company believes other homogeneous immunoassay methods can be performed in its discs to measure a wide assortment of low concentration blood analytes, such as therapeutic drugs and drugs of abuse. The Company is not currently developing additional immunoassay methods. There can be no assurance that Abaxis will be able to develop any of these potential products. While the Company believes that its technology will allow it to develop reagent disc products in the future to provide a variety of additional blood tests, there can be no assurance that such future products will be developed, that such products will receive required regulatory clearance, or that the Company will be able to manufacture or market such products successfully.

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

The Company's periodic operating results have in the past varied and in the future may vary significantly depending on a number of factors including, but not limited to, the level of competition; the size and timing of sales orders; market acceptance of current and new products; new product announcements by the Company or its competitors; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products on a timely basis; component costs and supply constraints; manufacturing capacities and ability to scale up production; the mix of product sales between the analyzers and the reagent discs; the mix in sales channels; levels of expenditure on research and development; changes in Company strategy; personnel changes; regulatory changes; and general economic trends. The Company believes that period to period comparisons of its results of operations are not necessarily meaningful.

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

RESULTS OF OPERATIONS

REVENUES

During the three-month period ended September 30, 1998, the Company reported total revenues of approximately $3,483,000 ($3,382,000 in product revenue and $101,000 in Orbos contract and licensing revenue), a $195,000 or 6% increase as compared to total revenues of approximately $3,288,000 ($3,205,000 in product revenue and $83,000 in Orbos contract revenue) for the same period in fiscal 1998. The increase in revenue for the quarter ended September 30, 1998 compared to the quarter ended September 30, 1997 primarily was due to total sales in the domestic veterinary market, which increased 100%, and the European market, which increased 125%. These increases were offset by declines in the Asian market of 80% and sales to the U.S. military of 97%. The decline in the Asian market was due primarily to economic conditions in that market and unfavorable currency rates. The Company believes that revenues in the Asian market will not recover to previous levels until economic conditions and currency rates improve. The decline in the U.S. military revenues was due to significant instrument sales during the quarter ended September 30, 1997 that fulfilled the Company's current contract obligations to the U.S. Navy. The Company does not expect significant new purchases by the U.S. military until the Company completes development and obtains regulatory approval for the new electrolyte tests.

During the six-month period ended September 30, 1998, the Company reported total revenues of approximately $6,762,000 ($6,629,000 in product revenue and $133,000 in Orbos contract and licensing revenue), a $721,000 or 12% increase as compared to total revenues of approximately $6,041,000 ($5,885,000 in product revenue and $156,000 in Orbos contract revenue) for the same period in fiscal 1998. The increase in revenue for the six months ended September 30, 1998 compared to the quarter ended September 30, 1997 primarily was due to total sales in the domestic veterinary market, which increased 72% and the European market which increased 57%. These increases were offset by declines in the Asian market of 49% and sales to the U.S. military of 90%.

COST OF PRODUCT SALES

Cost of product sales during the quarter ended September 30, 1998, was approximately $2,431,000, or 70% of total revenues, as compared to approximately $2,866,000, or 87% of total revenues, for the quarter ended September 30, 1997. Cost of product sales during the six months ended September 30, 1998, was approximately $5,029,000, or 74% of total revenues, as compared to approximately $5,461,000, or 90% of total revenues for the six months ended September 30, 1997. The decrease in cost of product sales as a percentage of total revenues is due to lower unit costs resulting from better standardized manufacturing processes and economies of scale related to increased manufacturing volume. The gross margin on the Company's consumable reagent disc sales continued to increase during the quarter ended September 30, 1998 to 20% of net rotor sales compared to a negative 31% gross margin in the quarter ended September 30, 1997. There can be no assurance that the Company will continue to maintain or improve gross margin in future quarters.



RESEARCH AND DEVELOPMENT

Research and development expenses during the second quarter of fiscal 1999 were approximately $712,000, or 20% of total revenues. Second quarter fiscal 1999 research and development expenses increased $344,000 or 93% from research and development expenses of approximately $368,000, or 11% of total revenues, for the same period in fiscal 1998. Research and development expenses during the six months ended September 30, 1998 were approximately $1,233,000, or 18% of total revenues. During the six months ended September 30, 1998 research and development expenses increased $490,000 or 66% from research and development expenses of approximately $743,000, or 12% of total revenues, for the same period in fiscal 1998. The increase is the result of the Company's development of new test methods to expand its test menus, as well as other development projects and increased expenses to support regulatory and quality assurance projects. The Company expects research and development expenses to increase at a slower rate during the third quarter of fiscal 1999 as compared to the second quarter of fiscal 1999, particularly those expenses associated with clinical trials of new test methods.


SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses totaled approximately $1,363,000 or 39% of total revenues for the three-month period ended September 30, 1998, representing a $191,000 or 16% increase from selling, general and administrative expenses of approximately $1,172,000 or 36% of total revenues for the three-month period ending September 30, 1997. Selling, general and administrative expenses totaled approximately $2,616,000 or 39% of total revenues for the six-month period ended September 30, 1998, representing a $228,000 or 10% increase from selling, general and administrative expenses of approximately $2,388,000 or 40% of total revenues for the six-month period ending September 30, 1997. This increase is the result of additional expenses associated with staffing, travel and advertising to support sales and marketing activities. During the remaining quarters of fiscal 1999, the Company expects total selling, general and administrative expenses to increase as compared to total selling, general and administrative expenses for the first and second quarters of fiscal 1999 due to an increase in selling expenses related to increasing the number of territories in the United States.

NET INTEREST INCOME (EXPENSE)

Net interest income (expense) totaled approximately ($6,000) for the quarter ended September 30, 1998, compared to $85,000 in the comparable quarter of fiscal 1998. Net interest (expense) income totaled approximately ($31,000) for the six months ended September 30, 1998, compared to $143,000 in the comparable period of fiscal 1998. The decrease in interest income was primarily the result of decreased investment levels and higher interest expense due to higher loan balances outstanding.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1998, the Company had approximately $4,244,000 in cash, cash equivalents and short-term investments. The Company expects to incur substantial additional costs to support its future operations, including further commercialization of its products and development of new test methods that will allow the Company to further penetrate the human diagnostic market; acquisition of capital equipment for the Company's manufacturing facilities, which includes the ongoing construction and implementation of an automated manufacturing line to provide capacity for commercial volumes; costs related to continuing development of its current and future products; and additional pre-clinical testing and clinical trials for its current and future products. The Company's new automated disc assembly line was delivered and installed during July 1998. The Company estimates the final cost of this new assembly line will be approximately $1,500,000 of which approximately $1,457,000 was paid through September 30, 1998. In April 1997, in anticipation of taking delivery of the automated assembly line, the Company arranged for an equipment financing loan of up to $2,000,000, with 36 monthly payments, and a final balloon payment equal to 10% of the original principal amount. The equipment-financing loan is collateralized by the Company's equipment and bears interest at approximately 16%. In April 1997, the Company borrowed $600,000 against this loan and in August 1998, the Company borrowed the remaining $1,400,000. Additional manufacturing equipment will also need to be added during fiscal 1999 to provide additional production capabilities. In July 1998, the Company signed a commitment letter for an additional $1,000,000 financing loan for equipment to be purchased during fiscal 1999. The terms of the equipment financing are 36 monthly payments with a final balloon payment equal to 10% of the original principal amount. The equipment-financing loan is collateralized by the Company's equipment and bears interest at approximately 16%. Additionally, inventories and receivables related to the commercialization of the VetScan and Piccolo systems could increase significantly in future periods, which would require significant capital resources. In August 1998 the Company signed an accounts receivable line of credit of $2,500,000. This line is secured by the Company's accounts receivable, the term is for one year and the interest is 2.5% over the prime rate. As of September 30, 1998, $1,034,000 has been borrowed against the credit line.

Net cash used in operating activities during the six months ended September 30, 1998 was approximately $3,407,000 compared to net cash provided by operating activities of approximately $266,000 for the same period ended September 30, 1997. The increase in net cash used in operating activities was due to increases in receivables and inventories and decreases in accounts payable, accrued payroll, other accrued liabilities and deferred revenue, offset by a decrease in net loss.

Net cash provided by investing activities during the six months ended September 30, 1998 was approximately $2,006,000, compared to approximately $4,010,000 used in investing activities during the six months ended September 30, 1997. The change from net cash used in investing activities in the six months ended September 30, 1997 to net cash used by investing activities in the six months ended September 30, 1998 was primarily the result of an increase in maturities of short-term investments, offset by an increase in property and equipment primarily related to the new automated assembly line.

Net cash provided by financing activities for the six month period ended September 30, 1998 was approximately $2,445,000 compared to approximately $3,247,000 net cash provided by financing activities for the same period in fiscal 1998. Net cash provided by financing activities in fiscal 1998 was due to the net proceeds received from the issuance of preferred stock. Net cash provided by financing activities during fiscal 1999 resulted from proceeds from the equipment and accounts receivable debt financing offset by repayment on the equipment loan.

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

YEAR 2000 PREPAREDNESS

Readiness
The Company has identified the following areas where efforts are underway to resolve year 2000 issues: (i) internal information technology (IT) systems, (ii) the Piccolo and VetScan instruments the Company markets, (iii) test equipment used in research and development, and (iv) third party vendors who do business with the Company.

The Company has upgraded the internal IT systems to the vendors' specifications for year 2000 compliance. The IT systems will be tested over the next two quarters to determine that the IT systems are working within the specifications. The Company's Piccolo and VetScan systems were designed for year 2000 compliance. Tests have been completed on the systems that confirm year 2000 compliance. The Company intends to address year 2000 issues regarding its test equipment used in research and development and third party vendors who do business with the Company in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000.

Costs
Aggregate costs for year 2000 efforts in fiscal 1999 and 2000 currently are anticipated to be less than $1.0 million, including approximately $50,000 expensed in the six months ended September 30, 1998 for software and consulting services. The remaining estimated costs for year 2000 issues are expected to be consulting services which will be expensed in the period they occur.

Risks
The Company is presently unable to assess the likelihood that the Company will experience significant operational problems due to unresolved year 2000 problems of third parties that do business with the Company. There can be no assurance that other entities will achieve timely year 2000 compliance; if they do not, year 2000 problems could have a material adverse impact on the Company's operations.

Contingency Plans
The Company presently believes that the most reasonably likely worst-case scenario that the Company might confront with respect to year 2000 issues has to do with failure at one or more of the Company's distributors over which the Company has no control. For example, if one or more of the Company's distributors were unable to ship product to the end-user, the Company would have to take orders and ship direct to the end-user customers. There are policies and procedures in place for direct shipment to the end user as the Company currently ships product directly to some national accounts. Should this worst case scenario occur, the Company would have to increase headcount in a number of operating areas, such as customer service, shipping and accounting. There can be no assurance that the Company can increase the operating capacity in a timely manner and there can be no assurance that these additional operating expenses would not have a material adverse financial impact on the Company.

PART II-OTHER INFORMATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks with respect to interest rates on the Company's accounts receivable line of credit and short-term investments. The Company does not use derivative financial instruments for speculative or trading purposes.

The accounts receivable line of credit monthly interest expense is based on 2.5% over the prime rate. An increase in the prime rate would expose the Company to higher interest expenses. The balance on the line of credit was $1,034,000 as of September 30, 1998. For each 1% increase in the prime rate the Company would pay approximately $3,500 of additional interest expense each quarter.

The Company has investments in marketable debt securities that are subject to interest rate risks. These investments are classified as "available for sale" securities. The Company does not attempt to reduce or eliminate its market exposure on these investments. Although changes in interest rates may affect the fair market value of "available for sale" securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. As of September 30, 1998, the amount of short-term investments was $1,499,000. Any change in interest rates would cause an immaterial gain or loss.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

                Exhibit Number        Description
                --------------        -----------
                     27.0             Financial Data Schedule

(b)  Reports on Form 8-K

         None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        ABAXIS, INC.

November 14, 1998                       by: /s/Clinton H. Severson
Date                                        Clinton H. Severson
                                            President and Chief Executive
                                            Officer
                                            (Principal Executive Officer)


November 14, 1998                       by: /s/ Donald J. Stewart
Date                                        Donald J. Stewart
                                            Vice President of Finance &
                                            Administration and Chief Financial
                                            Officer
                                            (Principal Financial and Accounting
                                            Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                             Description
------                             -----------
27.0                           Financial Data Schedule