Form 10-Q
period 1998-12-31
ABAXIS INC
filed 1999-02-16
CIK 881890

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended December 31, 1998

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

                                 Yes [X] No [ ]

At February 11, 1999, 13,957,980 shares of common stock, no par value, were outstanding.

This Report on Form 10-Q consists of 14 pages. The exhibit index is on page 13.

                                TABLE OF CONTENTS

    ITEM                                                                                        PAGE

Facing Sheet ......................................................................................1

Table of Contents .................................................................................2

Part I.            Financial Information

          Item 1.  Financial Statements:

                   Condensed Statements of Operations -
                      Three Months and Nine-Months Ended December 31, 1998 and 1997................3

                   Condensed Balance Sheets -December 31, 1998 and March 31, 1998 .................4

                   Condensed Statements of Cash Flows -
                    Nine-Months Ended December 31, 1998 and 1997...................................5

                   Notes to Condensed Financial Statements.........................................6

          Item 2.  Management's Discussion and Analysis of Financial
                      Condition and Results of Operations..........................................8

          Item 3.  Quantitative and Qualitative Disclosures About Market Risk ....................12


Part II.           Other Information

          Item 4.  Submission of Matters to a Vote of Security Holders............................13

          Item 6.  Exhibits and Reports on Form 8-K...............................................13

                   Signatures.....................................................................14


PART 1-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ABAXIS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                         Three months ended                           Nine months ended
                                                  December 31,                                 December 31,
                                                     1998                   1997                   1998                   1997
                                                 ------------           ------------           ------------           ------------
Revenues:
   Product sales, net .................          $  3,085,000           $  2,998,000           $  9,714,000           $  8,957,000
   Development and licensing revenue ..                18,000                 32,000                151,000                114,000
                                                 ------------           ------------           ------------           ------------
Total revenues ........................             3,103,000              3,030,000              9,865,000              9,071,000
                                                 ------------           ------------           ------------           ------------

Costs and operating expenses:
   Cost of product sales ..............             2,144,000              2,600,000              7,173,000              8,061,000
   Research and development ...........               755,000                428,000              1,988,000              1,171,000
   Selling, general, and administrative             1,367,000              1,089,000              3,983,000              3,477,000
                                                 ------------           ------------           ------------           ------------
Total costs and operating expenses ....             4,266,000              4,117,000             13,144,000             12,709,000

Loss from operations ..................            (1,163,000)            (1,087,000)            (3,279,000)            (3,638,000)
Interest income (expense), net ........               (53,000)                82,000                (22,000)               225,000
Other income (expense) ................               (26,000)                 9,000                (26,000)                 8,000
                                                 ------------           ------------           ------------           ------------
Net loss ..............................          $ (1,242,000)          $   (996,000)          $ (3,327,000)          $ (3,405,000)
                                                 ============           ============           ============           ============

Basic and diluted loss per share (a) ..          $      (0.09)          $      (0.09)          $      (0.24)          $      (0.36)
Shares used in calculating
loss per share - basic and diluted ....            13,885,426             11,917,208             13,740,931             11,904,691

(a) Loss attributable to common shareholders used in computation of loss per share for the nine months ended December 31, 1998 was $11,000. Loss attributable to common shareholders used in computation of loss per share for the three and nine months ended December 31, 1997 was $1,080,000 and $4,239,000, respectively. See Note 3 of Notes to Condensed Financial Statements.

See notes to condensed financial statements.

                                  ABAXIS, INC.
                            CONDENSED BALANCE SHEETS

                                                                         December 31,            March 31,
                                                                            1998                    1998
                                                                         ------------           ------------
                                                                          (unaudited)             (Note 1)
ASSETS
Current assets:
Cash and cash equivalents                                                $  5,364,000           $  1,701,000
Short-term investments                                                        800,000              4,196,000
Trade and other receivables                                                 2,286,000              1,930,000
Interest receivable                                                             3,000                130,000
Inventories                                                                 2,222,000              1,531,000
Prepaid expenses                                                              236,000                150,000
                                                                         ------------           ------------
     Total current assets                                                  10,911,000              9,638,000

Property and equipment - net                                                2,573,000              2,309,000
Deposits and other assets                                                      74,000                 85,000
                                                                         ------------           ------------
     Total assets                                                        $ 13,558,000           $ 12,032,000
                                                                         ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                         $    881,000           $  1,510,000
Accrued payroll and related expenses                                          788,000                769,000
Other accrued liabilities                                                     370,000                392,000
Warranty reserve                                                              724,000                707,000
Deferred rent                                                                  66,000                 68,000
Current portion of note payable                                               562,000                174,000
Short-term debt                                                               519,000                     --
Deferred revenue                                                              216,000                266,000
                                                                         ------------           ------------
     Total current liabilities                                              4,126,000              3,886,000

Note payable                                                                1,072,000                263,000

Commitments and contingencies

Shareholders' equity:
Convertible preferred stock, no par value: authorized shares -
5,000,000; issued and outstanding shares - 4,000 on December
31, 1998 and 2,623 on March 31, 1998 .                                      3,580,000              2,429,000
Common stock, no par value:  35,000,000 authorized; issued  and outstanding shares - 13,957,980 on December 31, 1998 and
12,187,620 on March 31, 1998                                               63,777,000             61,112,000
                                                                          (58,997,000)           (55,658,000)
Total shareholders' equity                                                  8,360,000              7,883,000
                                                                         ------------           ------------
Total liabilities and shareholders' equity                               $ 13,558,000           $ 12,032,000
                                                                         ============           ============



See notes to condensed financial statements.

Note 1 - Amounts are derived from audited financial statements.

                                   ABAXIS, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                 Nine months ended December 31,
                                                                   1998                   1997
                                                              ------------           ------------
Operating activities:
Net loss                                                      $ (3,327,000)          $ (3,405,000)
Adjustments to reconcile net loss to net cash used
in  operating activities:
Depreciation and amortization                                      525,000                533,000
Write-down of capital equipment                                     12,000                 50,000
Common stock issued for services                                        --                 69,000
Changes in assets and liabilities:
   Trade and other receivables                                    (356,000)              (225,000)
   Interest receivable                                             127,000                (50,000)
   Inventories                                                    (691,000)               749,000
   Prepaid expenses                                                (86,000)               (67,000)
   Deposits and other assets                                        11,000                 (5,000)
   Accounts payable                                               (629,000)               855,000
   Accrued payroll and related expenses                             19,000                145,000
   Other accrued liabilities                                       (22,000)               169,000
   Warranty reserve                                                 17,000                255,000
   Deferred revenue and other                                      (52,000)                 7,000
                                                              ------------           ------------
Net cash used in operating activities                           (4,452,000)              (920,000)
                                                              ------------           ------------

Investing activities:
Purchase of available-for-sale securities                       (4,874,000)           (10,141,000)
Maturities of available-for-sale securities                      8,270,000              7,600,000
Sales of available-for-sale securities                                  --                491,000
Purchase of property and equipment                                (801,000)              (453,000)
                                                              ------------           ------------
Net cash provided by (used in)  investing activities             2,595,000             (2,503,000)
                                                              ------------           ------------

Financing activities:
Proceeds from issuance of common stock                             236,000                  2,000
Proceeds from issuance of preferred stock                        3,568,000              2,732,000
Net proceeds from equipment financing                            1,974,000                475,000
Repayment of equipment financing                                  (777,000)                    --
Net proceeds from note payable                                     519,000                     --
                                                              ------------           ------------
Net cash provided by financing activities                        5,520,000              3,209,000
                                                              ------------           ------------

Increase (decrease) in cash and cash equivalents                 3,663,000               (214,000)
Cash and cash equivalents at beginning of period                 1,701,000              1,436,000
                                                              ------------           ------------
Cash and cash equivalents at end of period                    $  5,364,000           $  1,222,000
                                                              ============           ============

Supplemental disclosures of cash flow information:
     Interest paid                                            $    160,000           $     54,000
Noncash financing activities:
Conversion of preferred stock into common stock               $  2,440,000           $     51,000
Accretion of preferred stock                                  $     11,000           $    834,000
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

SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution from securities and other contracts, which are exercisable or convertible into common shares. As a result of operating losses, there is no difference between the basic and diluted calculations of the Company's EPS. Loss attributable to common shareholders includes the accretion relating to the calculated imbedded yield representing the discount on the assumed potential conversion of the preferred stock issued by the Company.

The reconciliation of net loss to net loss attributable to common shareholders is as follows:

                                                        Three months ended                           Nine months ended
                                                             December 31,                                December 31,
                                                      1998                  1997                  1998                  1997
                                                  -----------           -----------           -----------           -----------
Net loss                                          $(1,242,000)          $  (996,000)          $(3,328,000)          $(3,405,000)

Value assigned to accretion of                             --               (84,000)              (11,000)             (834,000)
                                                  -----------           -----------           -----------           -----------
preferred stock

Loss attributable to common shareholders          $(1,242,000)          $(1,080,000)          $(3,339,000)          $(4,239,000)
                                                  ===========           ===========           ===========           ===========


4. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                            DECEMBER 31, 1998       MARCH 31, 1998
                                            -----------------       --------------
                    Raw materials                    $867,000             $909,000
                    Work-in-process                   600,000              261,000
                    Finished goods                    755,000              361,000
                                                      -------              -------
                                                   $2,222,000           $1,531,000
                                                   ==========           ==========


5.  EQUITY FINANCING

In November 1998 the Company sold 4,000 shares of non-voting Series C Convertible Preferred Stock to certain non-U.S. purchasers at a price per share of $1,000, with net proceeds to the Company of approximately $3,581,000. Each share of Series C Preferred Stock shall be entitled to receive a dividend of $60 per share per annum, payable in cash or stock at the option of the Company. The 4,000 shares of Series C Preferred Stock are convertible into 1,600,000 shares of the Company's common stock. The number of converted shares is determined by dividing $1,000, the original price per share of Series C Preferred Stock, by $2.50, the original conversion price for the Series C Preferred Stock. The conversion price may be adjusted to reflect any stock dividends, stock splits, stock combinations, recapitalizations or similar events. The Series C Preferred Stock will automatically convert into common stock no later than October 31, 2002. The Company has registered the resale of the common stock issuable upon conversion of the Series C Preferred Stock.


6.      COMPREHENSIVE INCOME

In the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", which requires an enterprise to report, by major components and as a single total, the change in net assets during the period from non-owner sources. For the nine months ended December 31, 1998 and 1997, comprehensive income was the same as net income attributable to common shareholders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. In this report, the words "anticipates", "believes", "expects", "future", "intends", "plans", and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include market acceptance of the Company's products and continuing development of its products, including obtaining required Food and Drug Administration ("FDA") clearance and other government approvals, risks associated with manufacturing and distributing products on a commercial scale, including complying with Federal and state food and drug regulations, and general market conditions and competition. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

During the quarter ended December 31, 1998, the Company shipped 192 point-of-care blood chemistry analyzers and approximately 171,000 reagent discs compared to 282 analyzers and 124,000 reagent discs during the quarter ended December 31, 1997. Through December 31, 1998, the Company has placed a total of 2,792 point-of-care blood chemistry analyzers worldwide. Eighty-three percent (83%) of reagent disc shipments in the third quarter of fiscal 1999 were for veterinary applications. Product sales in North America accounted for 74%, international sales accounted for 20% and Orbos contract revenue accounted for 6% of total revenues for the third quarter of fiscal 1999.

Sales to Asia (primarily Japan) constituted 37% and sales to Europe constituted 63% of the total international sales (sales outside of North America) during the third quarter of fiscal 1999. The Company believes that economic conditions and currency rates in Asia have resulted in a decreased demand for point-of-care blood chemistry.

The Company continues to develop new products that the Company believes will provide further opportunities for market penetration. The Company is working on the development of four electrolyte test methods: total carbon dioxide, chloride, potassium and sodium. Clinical trials of these test methods have begun and are expected to be completed during the first half of fiscal 2000. The chloride test's performance in clinical trials was below the expectations of the Company, and additional development work will have to be completed prior to completing additional clinical studies. Additional future test methods development for other disc products will be targeted at specific applications based on fulfilling clinical needs. The Company's current focus of test methods development is in clinical chemistry. In addition to clinical chemistry, the Company has demonstrated its ability to perform immunoassay tests in its blood analysis system by successfully developing its thyroxine (T4) test for the veterinary market. The Company believes other homogeneous immunoassay methods can be performed in its discs to measure a wide assortment of low concentration blood analytes, such as therapeutic drugs and drugs of abuse. The Company is not currently developing additional immunoassay methods. There can be no assurance that Abaxis will be able to develop any of these potential products. While the Company believes that its technology will allow it to develop reagent disc products in the future to provide a variety of additional blood tests, there can be no assurance that such future products will be developed, that such products will receive required regulatory clearance, or that the Company will be able to manufacture or market such products successfully.

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

RESULTS OF OPERATIONS

REVENUES

During the three-month period ended December 31, 1998, the Company reported total revenues of approximately $3,103,000 ($3,085,000 in product revenue and $18,000 in development and licensing revenue), a $73,000 or 2% increase as compared to total revenues of approximately $3,030,000 ($2,998,000 in product revenue and $32,000 in development and licensing revenue) for the same period in fiscal 1998. The increase in revenue for the quarter ended December 31, 1998 compared to the quarter ended December 31, 1997 was primarily due to the increase in Orbos contract and licensing revenue. The increase in product revenue was primarily due to a decline in the Company's sales in the Asian and Latin American markets, which declined 76%, and the Company's shipments to the U.S. military, which declined 81% from the same period last year. Growing sales in the domestic veterinary market, which increased 33%, and the European market, which increased 62%, offset these declines. The decline in the Asian and Latin America sales was due primarily to economic conditions in those markets and unfavorable currency rates. The Company believes that revenues from the Asian and Latin American markets will not recover to previous levels until economic conditions and currency rates improve. The decline in the U.S. military revenues was due to instrument and rotor sales during the quarter ended December 31, 1997 that fulfilled the Company's current contract obligations to the U.S. Navy. The Company does not expect significant new purchases by the U.S. military until the Company completes development and obtains regulatory approval for the new electrolyte tests.

During the nine-month period ended December 31, 1998, the Company reported total revenues of approximately $9,865,000 ($9,714,000 in product revenue and $151,000 in development and licensing revenue), a $794,000 or 9% increase as compared to total revenues of approximately $9,071,000 ($8,957,000 in product revenue and $114,000 in development and licensing revenue) for the same period in fiscal 1998. The increase in revenue for the nine months ended December 31, 1998 compared to the nine-months ended December 31, 1997 primarily was due to growing sales in the domestic veterinary market, which increased 58%, and the European market, which increased 59%. These increases were offset by declines in revenues from the Asian and Latin American market of 61% and sales to the U.S. military of 89%.

COST OF PRODUCT SALES

Cost of product sales during the quarter ended December 31, 1998, was approximately $2,144,000, or 69% of total revenues, as compared to approximately $2,600,000, or 86% of total revenues, for the quarter ended December 31, 1997. Cost of product sales during the nine-months ended December 31, 1998, was approximately $7,173,000, or 73% of total revenues, as compared to approximately $8,061,000, or 89% of total revenues for the nine-months ended December 31, 1997. The decrease in cost of product sales as a percentage of total revenues is due to lower unit costs resulting from better standardized manufacturing processes and economies of scale related to increased manufacturing volume. The gross margin on the Company's consumable reagent disc sales continued to increase during the quarter ended December 31, 1998 to 26% of net rotor sales compared to a negative 9% gross margin in the quarter ended December 31, 1997. There can be no assurance that the Company will continue to maintain or improve gross margin in future quarters.


RESEARCH AND DEVELOPMENT

Research and development expenses during the third quarter of fiscal 1999 were approximately $755,000, or 24% of total revenues. Third quarter fiscal 1999 research and development expenses increased $327,000 or 76% from research and development expenses of approximately $428,000, or 14% of total revenues, for the same period in fiscal 1998. Research and development expenses during the nine months ended December 31, 1998 were approximately $1,988,000, or 20% of total revenues. During the nine months ended December 31, 1998 research and development expenses increased $817,000 or 70% from research and development expenses of approximately $1,171,000, or 13% of total revenues, for the same period in fiscal 1998. The increase is the result of the Company's development of new test methods to expand its test menus, as well as other development projects and increased expenses to support regulatory and quality assurance projects. The Company expects research and development expenses to increase at a slower rate during the fourth quarter of fiscal 1999 as compared to the third quarter of fiscal 1999, particularly those expenses associated with clinical trials of new test methods.

SELLING, GENERAL AND ADMINISTRATIVE

Selling, general and administrative expenses totaled approximately $1,367,000 or 44% of total revenues for the three-month period ended December 31, 1998, representing a $278,000 or 26% increase from selling, general and administrative expenses of approximately $1,089,000 or 36% of total revenues for the three-month period ending December 31, 1997. Selling, general and administrative expenses totaled approximately $3,983,000 or 40% of total revenues for the nine-month period ended December 31, 1998, representing a $506,000 or 15% increase from selling, general and administrative expenses of approximately $3,477,000 or 38% of total revenues for the nine-month period ending December 31, 1997. This increase is the result of additional expenses associated with staffing, travel and advertising to support sales and marketing activities. During the fourth quarter of fiscal 1999, the Company expects total selling, general and administrative expenses to increase as compared to total selling, general and administrative expenses for each of the first, second and third quarters of fiscal 1999 due to an increase in selling expenses related to increasing the number of territories, and therefore the Company's headcount, in the United States.

NET INTEREST INCOME (EXPENSE)

Net interest income (expense) totaled approximately ($53,000) for the quarter ended December 31, 1998, compared to $82,000 in the comparable quarter of fiscal 1998. Net interest income (expense) totaled approximately ($23,000) for the nine-months ended December 31, 1998, compared to $225,000 in the comparable period of fiscal 1998. The decrease in interest income was primarily the result of decreased investment levels and higher interest expense due to higher loan balances outstanding. Interest expense is expected to decline in the fourth quarter of fiscal year 1999 due to reducing the amount of short-term debt to $519,000 at December 31, 1998 from $1,034,000 at September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1998, the Company had approximately $6,164,000 in cash, cash equivalents and short-term investments. The Company expects to incur substantial additional costs to support its future operations, including further commercialization of its products and development of new test methods that will allow the Company to further penetrate the human diagnostic market; acquisition of capital equipment for the Company's manufacturing facilities, which includes the ongoing construction and implementation of an automated manufacturing line to provide capacity for commercial volumes; costs related to continuing development of its current and future products; and additional pre-clinical testing and clinical trials for its current and future products. The Company's new automated disc assembly line was delivered and installed during July 1998. The Company estimates the final cost of this new assembly line will be approximately $1,800,000 of which approximately $1,691,000 was paid through December 31, 1998. In April 1997, in anticipation of taking delivery of the automated assembly line, the Company arranged for an equipment financing loan of up to $2,000,000, with 36 monthly payments, and a final balloon payment equal to 10% of the original principal amount. The equipment-financing loan is collateralized by the Company's equipment and bears interest at approximately 16%. In April 1997, the Company borrowed $600,000 against this loan and in August 1998, the Company borrowed the remaining $1,400,000. Additional manufacturing equipment will also need to be added during fiscal 1999 to provide additional production capabilities. In July 1998, the Company signed a commitment letter for an additional $1,000,000 financing loan for equipment to be purchased during fiscal 1999. The Company has not drawn down any funds from this $1,000,000 equipment financing. The terms of the equipment financing are 36 monthly payments with a final balloon payment equal to 10% of the original principal amount. The equipment-financing loan is collateralized by the Company's equipment and bears interest at approximately 16%. Additionally, inventories and receivables related to the commercialization of the VetScan and Piccolo systems could increase significantly in future periods, which would require significant capital resources. In August 1998 the Company signed an accounts receivable line of credit of $2,500,000. This line is secured by the Company's accounts receivable, the term is for one year and the interest is 2.5% over the prime rate (which was 10.25% at December 31, 1998). The Company borrowed $1,034,000 against this accounts receivable credit line. As of December 31, 1998, the balance outstanding was $519,000.

Net cash used in operating activities during the nine-months ended December 31, 1998 was approximately $4,452,000 compared to net cash used by operating activities of approximately $920,000 for the same period ended December 31, 1997. The increase in net cash used in operating activities was due to increases in receivables and inventories and decreases in accounts payable, and other accrued liabilities, offset by a decrease in net loss.

Net cash provided by investing activities during the nine months ended December 31, 1998 was approximately $2,595,000, compared to approximately $2,503,000 used in investing activities during the nine months ended December 31, 1997. The change from net cash used in investing activities in the nine months ended December 31, 1998 to net cash used by investing activities in the nine months ended December 31, 1998 was primarily the result of an increase in maturities and a decline in the purchase of available-for-sale securities, offset by an increase in property and equipment primarily related to the new automated assembly line.

Net cash provided by financing activities for the nine-month period ended December 31, 1998 was approximately $5,520,000 compared to approximately $1,222,000 net cash provided by financing activities for the same period in fiscal 1998. Net cash provided by financing activities in fiscal 1998 was due to the net proceeds received from the issuance of preferred stock. Net cash provided by financing activities during fiscal 1999 resulted from the proceeds from the issuance of preferred stock, proceeds from the equipment and accounts receivable debt financing offset by repayment on the equipment loan.

The Company anticipates that its existing capital resources, debt financing and anticipated revenue from the sales of its products will be adequate to satisfy its currently planned operating and financial requirements at least through fiscal 2000. The Company's future capital requirements will largely depend upon the increased market acceptance of its point-of-care blood chemistry analyzer products. However, the Company's sales are not predictable due to its limited market experience with its products. In the event the sales are significantly below the anticipated level or there are other unexpected adverse developments affecting cash flow, the Company will need to obtain additional equity or debt financing if it is to sustain its currently planned level of operating expenses during fiscal 1999 and beyond. In the event that the Company is unsuccessful in raising sufficient funding, the Company will have to significantly reduce its operating expenses and curtail operations. There can be no assurance that any such financing will be available, and any additional equity financing may be dilutive to shareholders, while debt financing may involve restrictive covenants.




YEAR 2000 PREPAREDNESS

Readiness

The Company has identified the following areas where efforts are underway to resolve year 2000 issues: (i) internal information technology (IT) systems, (ii) the Piccolo and VetScan instruments the Company markets, (iii) test equipment used in research and development, and (iv) third party vendors who do business with the Company.

The Company has upgraded the internal IT systems to the vendor's specifications for year 2000 compliance. The IT systems will be tested over the next two quarters to determine that the IT systems are working within the specifications. The Company's Piccolo and VetScan systems were designed for year 2000 compliance. Tests have been completed on the systems that confirm year 2000 compliance. The Company intends to address year 2000 issues regarding its test equipment used in research and development and third party vendors who do business with the Company in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000.

Costs

Aggregate costs for year 2000 efforts in fiscal 1999 and 2000 currently are anticipated to be less than $1.0 million, including approximately $50,000 expensed in the nine-months ended December 31, 1998 and for the Year 2000 preparedness since inception for software and consulting services. The remaining estimated costs for year 2000 issues are expected to be consulting services which will be expensed in the period they occur.

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

Contingency Plans

The Company presently believes that the most reasonably likely worst-case scenario that the Company might confront with respect to year 2000 issues has to do with failure at one or more of the Company's distributors over which the Company has no control. For example, if one or more of the Company's distributors were unable to ship product to the end-user, the Company would have to take orders and ship direct to the end-user customers. There are policies and procedures in place for direct shipments to the end-user as the Company currently ships product directly to some national accounts. Should this worst-case scenario occur, the Company would have to increase headcount in a number of operating areas, such as customer service, shipping and accounting. There can be no assurance that the Company can increase the operating capacity in a timely manner and there can be no assurance that these additional operating expenses would not have a material adverse financial impact on the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks with respect to interest rates on the Company's accounts receivable line of credit and short-term investments. The Company does not use derivative financial instruments for speculative or trading purposes.

The accounts receivable line of credit monthly interest expense is based on 2.5% over the prime rate. An increase in the prime rate would expose the Company to higher interest expenses. The balance on the line of credit was $519,000 as of

December 31, 1998. For each 1% increase in the prime rate the Company would pay approximately $1,300 of additional interest expense each quarter.

The Company has investments in marketable debt securities that are subject to interest rate risks. These investments are classified as "available for sale" securities. The Company does not attempt to reduce or eliminate its market exposure on these investments. Although changes in interest rates may affect the fair market value of "available for sale" securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold. As of December 31, 1998, the amount of short-term investments was $800,000 with maturity in early January 1999. Any change in interest rates would cause an immaterial gain or loss.

PART II-OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders was held on October 26, 1998.

The following individuals were elected as directors to serve for the ensuing year. The following table indicates the number of votes in favor and votes against:

               Director            Votes in Favor      Votes Against
        Clinton H Severson          10,202,426            122,217
        Richard Bastiani, Ph.D.     10,204,446            117,947
        Brenton G.A. Hanlon         10,204,446            120,197
        Prithipal Singh, Ph.D.      10,205,696            118,947
        Ernest S. Tucker, III, M.D. 10,204,896            119,747

In addition to the election of directors, the following matter was voted upon at the meeting and received the number of affirmative votes, negative votes, abstentions and non-votes indicated:

Amend and restate the Abaxis, Inc. 1989 Stock Option Plan as the Abaxis, Inc. 1998 Stock Option Plan.

               For           Against        Abstain       Non-Vote
               3,431,101     958,309        69,023        5,866,210

Ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for fiscal year ended March 31, 1999.

               For           Against        Abstain
               10,261,6910   41,023         22,010


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

  Exhibit
  Number        Description
  --------      ------------
   27.0        Financial Data Schedule

 (b)  Reports on Form 8-K

        None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               ABAXIS, INC.

February 12, 1999              by: /s/Clinton H. Severson
-------------------                --------------------------------------------
Date                               Clinton H. Severson
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


February 12, 1999              by: /s/ Donald J. Stewart
-------------------                --------------------------------------------
Date                               Donald J. Stewart
                                   Vice President of Finance & Administration
                                   and Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

  Exhibit
  Number        Description
  --------      ------------
   27.0        Financial Data Schedule