Form 10-K
period 1999-03-31
ABAXIS INC
filed 1999-06-29
CIK 881890

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended March 31, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ______ to ______

                        Commission file number 000-19720

                                  ABAXIS, INC.
                                ---------------
             (Exact name of registrant as specified in its charter)

         California                                    77-0213001
  -------------------------                 ----------------------------------
  (State of Incorporation)                 (I.R.S Employer Identification No.)

                             1320 Chesapeake Terrace
                               Sunnyvale, CA 94089
                    ----------------------------------------
                    (Address of principal executive offices)

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 25, 1999 was approximately $42,443,791 based upon the closing sale price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purpose.

The number of shares of the registrant's Common Stock outstanding as of June 25, 1999, was 13,957,980.

 ===============================================================================

                                TABLE OF CONTENTS



PART I ......................................................................
        ITEM 1.  BUSINESS
                 General ....................................................
                 In-vitro Diagnostic Testing ................................
                 Abaxis Products ............................................
                 Customer Segments and Distribution .........................
                 Competition ................................................
                 Manufacturing ..............................................
                 Government Regulation ......................................
                 Intellectual Property ......................................
                 Employees ..................................................

        ITEM 2.  PROPERTIES .................................................

        ITEM 3.  LEGAL PROCEEDINGS ..........................................

        ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........

PART II .....................................................................
        ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND
                 RELATED STOCKHOLDER MATTERS ................................

        ITEM 6.  SELECTED FINANCIAL DATA ....................................

        ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS ..............

        ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK...


        ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ................

                 Report of Deloitte & Touche LLP, Independent Auditors ......
                 Balance Sheets at March 31, 1999 and 1998 ..................
                 Statements of Operations for the Years Ended March 31, 1999,
                 1998 and 1997...............................................
                 Statements of Shareholders' Equity for the Years Ended
                 March 31, 1999, 1998 and 1997...............................
                 Statements of Cash Flows for the Years Ended March 31, 1999,
                 1998 and 1997..............................................
                 Notes to Financial Statements ..............................

        ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS...............

PART III ....................................................................
        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                  REGISTRANT ................................................

                                TABLE OF CONTENTS
                                   (continued)



         ITEM 11. EXECUTIVE COMPENSATION ....................................

         ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT ................................................

         ITEM 13. CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS ..............................................

PART IV .....................................................................
         ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                  REPORTS ON FORM 8-K .......................................

                  (a)  1. Financial Statements ..............................
                       2. Financial Statements Schedules ....................
                       3. Exhibits ..........................................
                  (b)  Reports on Form 8-K ..................................

SIGNATURES ..................................................................

EXHIBITS INDEX ..............................................................

                                     PART I

This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934 that reflect the Company's current view with respect to future events and financial performance. When used in this report, the words "anticipates", "believes", "expects", "intends", "plans", "future", and similar expressions identify forward-looking statements. The future events described in these statements involve risks and uncertainties, among them risks and uncertainties related to the market acceptance of the Company's products and continuing development of its products, including required United States Food and Drug Administration ("FDA") clearance and other government approvals, risks associated with manufacturing and distributing its products on a commercial scale, including complying with federal and state food and drug regulations, general market conditions and competition. Actual results could differ materially from those projected in the forward-looking statements as a result of factors set forth throughout this document. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise. Readers should be advised to read this Form 10-K in its entirety paying careful attention to the risk factors set forth in this and other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K, copies of which may be obtained from the Company or from the Securities and Exchange Commission at its website at www.sec.gov.


ITEM 1. BUSINESS

General

Abaxis, Inc. (the "Company"), incorporated in California in 1989, develops, manufactures and markets portable blood analysis systems for use in any patient-care setting to provide clinicians with rapid blood constituent measurements. The Company's primary product is a system consisting of a compact 6.9 kilogram analyzer and a series of single-use plastic discs called reagent discs containing all the chemicals required to perform a panel of up to 12 tests. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma using either venous or fingerstick samples. The system provides test results in less than 15 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer. The Company currently markets this system for veterinary use under the name VetScanr and in the human medical market under the name Piccolor. The Company has its primary operations and all of its employees in the United States. Approximately 84%, 71% and 69% of the Company's revenues are from the United States, 9%, 7% and 9% are from Europe and 7%, 22% and 22% are from Japan during fiscal years 1999, 1998 and 1997 respectively.

The Company offers its point-of-care blood chemistry analyzer system with a total of 19 test methods. The Company's repertoire of test methods includes albumin, amylase, alkaline phosphates (ALP), alanine aminotransferase (ALT), aspartate aminotransferase (AST), calcium, creatinine, creatine kinase (CK), glucose, glutamyl transferase (GGT), potassium, total bilirubin, total cholesterol, urea nitrogen (BUN), total protein, uric acid, thyroxine (T4), CO2 and sodium. Fourteen of these tests are marketed for both human and veterinary markets. Tests for uric acid and direct bilirubin are marketed only in the human market, and tests for CK, T4 and potassium, are marketed exclusively in the veterinary market. The Company markets its reagent products by configuring these 19 test methods in panels that are designed to meet a variety of clinical diagnostic needs. The Company currently offers 4 multi-test reagent disc products in the human medical market and 6 reagent discs in the veterinary market.

Abaxis' focus in fiscal 2000 will continue to be in markets where the Company believes it can receive immediate economic rewards while at the same time developing new products that will allow the Company to expand into other market segments in the following year. Domestically, the Company expects to continue to focus on growing its presence in the veterinary markets and expanding its marketing effort to the armed forces. Internationally, the Company will continue to focus its sales effort in Europe. Revenues from Japan as well as markets in Asia and Latin America have been difficult to exploit due to unfavorable foreign exchange rates and poor economic conditions. The Company has re-allocated marketing and sales expenses from Asia and Latin America to the domestic market.

Sales for any future periods are not predictable with a significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. The Company currently operates in one segment.

In fiscal year 1999, one customer accounted for 39% of total revenue. Three customers accounted for 29%, 19% and 13%, respectively, of total revenues for the fiscal year ended March 31, 1998. Three customers accounted for 34%, 20% and 10%, respectively, of total revenues for the fiscal year ended March 31, 1997.

The Company's research and development expenses were $2,627,000, $1,635,000 and $1,315,000 in fiscal 1999, 1998 and 1997, respectively.
The increase in research and development expenditures is primarily due to investment in increasing the number of tests available for the VetScan and Piccolo.

In-vitro Diagnostic Testing

More than 20 billion blood tests are performed annually worldwide. These blood tests are performed mostly in commercial laboratories, hospitals, urgent care centers or physicians' offices. Sales of in-vitro diagnostic products for use by these facilities to conduct blood testing total approximately $15 billion per year. Although over 1,000 different tests are performed on blood, fewer than 50 different tests account for 70% of all blood testing. These tests are considered the "gatekeepers" of medical care as physicians routinely use them to diagnose and monitor the treatment of disease. A significant portion of the top 50 tests prescribed by physician's fall in the clinical chemistry category. In-vitro diagnostic products sold for the purpose of conducting clinical chemistry tests represent approximately 32% of the total $15 billion market, while diagnostic testing products for immunoassay represent another 33% of the market. With such a large volume of testing, centralized laboratories using automated batch testing equipment have become the norm in providing physicians the diagnostic test results they need to make medical treatment decisions.

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

In the United States, there are approximately 40,000 veterinarians who generate annual billings of approximately $600 million in diagnostic testing. In the veterinary market blood testing has become more important to veterinarians by providing them valuable diagnostic information. Veterinarians have historically relied on the services of the centralized laboratories. The same factors affecting the human diagnostic market, however, also impact veterinary practices. Small desk top instruments such as the Dade Behring Analyst, Kodak DT60, and Idexx VetTest have been marketed to veterinarians to perform in-house blood testing. While these products have made in-house testing possible for veterinarians, they still require skilled technicians to properly use and maintain these products. As a result, based on the Company's market research, 55% of the veterinarians in the United States do not perform in-house testing despite its advantages.

Abaxis believes that a key element of the patient-centered, cost-constrained health care model in the year 2000 and beyond will be the availability of blood analysis systems in the patient care setting that are easily and reliably operated by caregivers and provide accurate, real time results for making immediate clinical decisions. The optimal system uses whole blood, has built-in calibration and quality control, provides quick turnaround time and is portable and low cost. In addition, the optimal near-patient system should be easy to use by people with no special training and capable of transmitting test results instantly to patient information management systems.

Abaxis has developed a blood analysis system incorporating all of these criteria into a 6.9 kilogram analyzer and a series of menu-specific, single-use reagent discs. The system is essentially a compact portable laboratory that can be easily carried to the patient. Each reagent disc is pre-configured with multiple analytes and contains all the reagents necessary to perform a fixed menu of tests. Taking the system to the patient care site instead of shipping the sample to a central laboratory makes blood testing and analysis as easy as measuring the patient's blood pressure, temperature, and heart rate. Additional advantages of near-patient testing include eliminating errors from sample handling, transcription, and transportation, which, studies have shown, may cause up to 85% of reporting errors.

Abaxis Products

Point-of-Care Blood Analyzer

The Company's point-of-care blood chemistry analyzer is a portable spectrophotometer, which is a device that measures the absorption of light at various wavelengths. A variable speed motor is used to spin the reagent disc for sample processing. The chemical reactions in the disc's cuvettes are measured optically by detecting the light absorbance of the solutions in the cuvettes at pre-determined wavelengths. The absorbances are converted to clinically relevant units by a measurement microprocessor. Results are stored by the analyzer's interface microprocessor, sent to an RS232 port and printed on result cards by an internal thermal printer. The features of the analyzer include a small required sample size (100 uL) of whole blood, serum or plasma, an intelligent quality control system that includes many self-test functions to ensure quality results, a built-in instrument self calibration, a built-in printer, a quick turn-around time of less than 15 minutes, minimal operational training and ease of information transmission using a computer port on the analyzer.

Reagent Discs

The reagent discs are designed to handle almost all technical steps of blood chemistry testing automatically. The discs first separate a whole blood sample into plasma and blood cells, meter the required quantity of plasma and diluent, mix the plasma and diluent, and deliver the mixture to the reagent chambers, called cuvettes, along the disc perimeter. The diluted plasma dissolves and mixes with the reagent beads initiating the chemical reactions, which are monitored by the analyzer. The discs are 8-cm diameter, single-use devices constructed from three ultrasonically welded injection-molded plastic parts. The base and the middle piece create the chambers, cuvettes and passageways for processing the whole blood and mixing plasma with diluent and reagents. The top piece, referred to as the bar code ring, is imprinted with bar codes that contain disc-specific calibration information. In the center of the disc is a plastic diluent container sealed with polyethylene-laminated foil. Spherical lyophilized reagent beads are placed in the cuvettes during disc manufacturing. Upon completion of the analysis, used discs may be placed back into their foil pouches to minimize human contact with blood prior to proper disposal.

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

The Company introduced its Piccolo system to the human marketplace in November 1995 with two reagent discs, General Health Panel 8 and General Health Panel 11. In November 1996, the Company introduced the Liver Panel Plus 9 disc, which was enabled by the 510(k) clearance of the GGT test received from the FDA in September 1996. Subsequently, the Company has released four other differently configured reagent disc products to meet different physicians' needs, mostly in the international markets. As of June 1999, a total of seven reagent disc products were marketed worldwide for use with the Piccolo system.

The VetScan system was introduced in the US veterinary market in July 1994. The Company initially launched the system with the Diagnostic Profile, a nine-test reagent product. Since then, the Company has added new test methods and new reagent disc products targeted to fulfill different veterinary diagnostic needs. The newest addition to the VetScan family of reagent products was the Critical Care Profile introduced to the market in March 1999. The Critical Care Profile adds electrolyte testing capability, which includes sodium, potassium, CO2, as well as ALT,
creatinine, BUN and glucose.   As of June 1999, the Company offers a total
of seven reagent disc products to its veterinary customers.

Orbos Process

The dry reagents used in the Company's reagent discs are produced using a proprietary technology called the Orbos "RTM" Discrete Lyophilization Process. This process allows the production of an accurate, precise amount of active chemical ingredient in the form of a soluble bead. The Orbos process involves flash-freezing a drop of liquid reagent to form a solid bead and then freeze-drying the bead to remove water. The Orbos beads are stable in dry form and dissolve rapidly in aqueous solutions. The Company believes that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired.
The Company currently has a licensing agreement with Pharmacia Biotech and a supply contract with Becton Dickinson Immunocytometry Systems for products produced using the Orbos process. Abaxis is continuing to explore potential applications with other companies. There can be no assurance that the Company will be able to discover and/or develop any new applications for the Orbos process.

Hematology

In March, 1999 the Company signed an OEM and distribution agreement with MELET Schloesing Laboratoires (MELET) through which the Company will market and sell the MELET Hematology instrument and reagents and MELET will market and sell the VetScan and Piccolo. The Company will market the hematology instrument as the VetScan HMT in the veterinary market and the Piccolo HMT in the human medical market (collectively HMT). Under the agreement, the Company has the right to market the HMT in the United States, Canada, Mexico, the United Kingdom, Australia and Israel. The Company launched the VetScan HMT in the United States, Australia and Israel in the 1st quarter of fiscal year 2000. The Company will be required to complete clinical studies in order obtain the necessary regulatory approvals to sell the Piccolo HMT. These studies are expected to be done during fiscal year 2000. There can be no assurance that these clinical studies for the Piccolo HMT will be successful.

MELET will market and sell the VetScan and Piccolo in France, Austria, Belgium, the Netherlands and the Middle East excluding Israel. Melet launched the VetScan in the 1st quarter of fiscal year 2000.

The VetScan HMT is a hematology analyzer, which provides a complete CBC including three-part WBC differential in less than 2 minutes and requires only 12 ?l of whole blood. It provides results for 8 selectable species, plus 2 user configurable programs.

Future Products

The Company continues to develop new products that the Company believes will provide further opportunities for growth in the human and veterinary markets. The Company is working on the development of tests for chloride, triglycerides, phosphorous, magnesium and HDL tests. Clinical trials of these test methods are expected during fiscal 2000 and 2001. Additional test methods development for other disc products will be targeted at specific applications based on fulfilling clinical needs. The Company's current focus of test methods development is in clinical chemistry. In addition to clinical chemistry, the Company has demonstrated its ability to perform immunoassay tests in its blood analysis system by successfully developing its Thyroxine (T4) test in the veterinary market. The Company believes other homogeneous immunoassay methods can be performed in its discs to measure a wide assortment of low concentration blood analytes, such as therapeutic drugs and drugs of abuse.

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

Customer Segments and Distribution

Customer Segments

Abaxis sells its point-of-care blood chemistry analyzer products and reagent discs either directly or through distributors depending on the needs of the customer segment. In the delivery of human or veterinary care there are many kinds of providers and a multitude of sites where Abaxis products could be used as an alternative to relying on a central laboratory for blood test information. The Company believes that its current Piccolo system menu of 14 reagent test methods are suitable for certain niche market segments of the human medical market. These niche market segments include military installations (ships, field hospitals and mobile care units), urgent care and walk-in clinics (free-standing or hospital-connected), home care providers (national, regional or local), nursing homes, acute care hospitals, ambulance companies, dialysis centers, hospital labs and draw stations. The Company believes that its veterinary reagent product offerings meet a substantial part of the clinical diagnostic needs of veterinarians. Potential customers for the VetScan System are primarily companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine practitioners, veterinary referral hospitals, and private toxicology laboratories and university and government toxicology research laboratories.

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

Abaxis is using distributors for those customers who desire to purchase reagent discs frequently and in small quantities. These distributors also contribute to identifying potential customers and introducing the product, but often need the support of Abaxis personnel in closing the sale. Product distributors are generally of two types: large companies that primarily serve hospitals, clinics and large health maintenance organizations (HMOs) nationwide using multiple warehouses and extensive transportation systems and smaller companies that provide the daily supplies needed by office-based physicians. In the human market, national firms sell thousands of products, including furniture, capital equipment, surgical instruments and a myriad of consumables. The smaller companies generally direct their product offerings to those items a physician uses daily in caring for primarily ambulatory patients. These firms also may sell lower priced equipment such as diagnostic instruments, which are used in conjunction with consumable reagents. The Company currently has non-exclusive distribution agreements with Allegiance Healthcare Corporation (formerly Baxter Healthcare) and Sage London of Canada.

Veterinarians are served similarly to office-based physicians by small, local firms, some with national affiliations. The Company currently has a non-exclusive agreement with VedCo, Inc., a national network of 14 independent distributors with 23 sales offices in the US. The Company also has five additional distribution agreements with regional distributors. In addition to selling through distributors, the Company directly supplies its VetScan products to three national institutional customers: VCA, the nation's largest veterinary hospital chain; VetSmart, the nation's largest chain of veterinary service clinics; and PetSmart. The Company intends to enter into arrangements with additional distributors as well as pursue direct sales where appropriate. There can be no assurance that the Company will be successful in securing arrangements with additional distributors or that any of the Company's distributors will devote the necessary resources to be successful in their efforts to commercialize the Company's products.

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

The Company currently has distribution agreements in the following countries: Argentina, Austria, Brazil, Chile, France, Germany, Greece, Israel, Hong Kong, Italy, Japan, Korea, Mexico, New Zealand, Norway, Portugal, Spain, Switzerland, Turkey and the United Kingdom. Each distributor agreement contains a number of requirements that must be met to retain exclusivity, including minimum order quantity commitments, trade show and promotion requirements and a specified number of demonstration analyzer requirements. In most cases, the foreign distributors need to either go through an FDA-equivalent approval process with national regulators or clinical trials/market evaluations with their local opinion leaders in the medical field. Each distributor is responsible for obtaining the required approvals. There can be no assurance that any of the Company's distributors will be successful in obtaining proper approvals for Abaxis products in their respective countries or that these distributors will be successful in marketing Abaxis products. The Company plans to enter into additional distribution agreements to enhance its international distribution base and solidify its international presence. There can be no assurance that the Company will be successful in entering into any additional distributor agreements.

Abaxis is party to a series of agreements with Teramecs, the Company's Japanese distributor, involving funded research, distribution and manufacturing rights and an equity investment by Teramecs in the Company. Under these agreements Abaxis has granted Teramecs, subject to certain restrictions, the exclusive right to distribute Abaxis products in Japan, an option to obtain a license to manufacture the Piccolo system for resale only to Abaxis or in Japan and access to future Abaxis technology. Teramecs has provided $1,000,000 of research funding (which was recognized as revenue by Abaxis in fiscal 1994) and is obligated to purchase minimum quantities of products annually in order to maintain exclusive distribution rights in Japan. In the event Teramecs exercises its option to manufacture Abaxis products, it must pay the Company an additional license fee, purchase from Abaxis the reagent beads for the products it manufactures, and pay royalties on the sale of such products. In August 1996, with the regulatory approval from the Japanese Ministry of Health and Welfare (Koseisho), Teramecs contracted with Daiichi Pure Chemical to provide more extensive market coverage to sell and distribute the Piccolo system in the Japanese human medical markets under the name Lunaspin. During fiscal 1998, Teramecs received regulatory approval to market the VetScan system from the Japanese Ministry of Agriculture, Forestry and Fishery (Nosuisho). There can be no assurance that Teramecs and Daiichi will be successful in marketing any Abaxis products.

Competition

Abaxis' competition includes clinical laboratories, hospitals and independent laboratories and manufacturers of bench top multi-test analyzers and other near-patient test systems. Blood analysis is a well established field in which there are a number of competitors, which have substantially greater financial resources and larger, more established marketing, sales and service organizations than the Company. No assurance can be given that the Company's products will be competitive with existing or future products or services of such competitors.

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

Most of the Company's current and potential competitors have significantly greater financial and other resources than Abaxis, and the Company expects that competition will continue to be intense. In particular, most of these competitors have large sales forces and well-developed channels of distribution. To compete, the Company must develop effective channels of distribution and a focused direct sales force. There is no assurance that the Company will be able to compete successfully.

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

Reagent Disc

The molded plastic disks used in the manufacture of the reagent disc are manufactured to the Company's specification by an established injection-molding manufacturer. To achieve the precision required for accurate test results, the disks must be molded to very narrow tolerances. The Company believes only a few manufacturers are capable of manufacturing to such tolerances. To date, the Company has qualified one manufacturer to mold the disks and has four molds. The Company has ordered four more production molds, which it expects to qualify by the end of fiscal 2000 to better expand its supply source. The Company is also working with its supplier to improve yields and increase capacity on the existing production molds. While the Company has increased the number of disk molding tools to strengthen and better protect its line of supply, the inability of its injection-molding manufacturer to supply sufficient disks would have a material adverse impact on the Company's results of operations.

The Company assembles the reagent discs by using the molded plastic disks, loading the disk with reagents and then ultrasonically welding together the top and bottom pieces. The Company has begun development of an automated disc assembly line ("autoline") to provide anticipated capacity for future demand and to improve production efficiency. The Company expects to have this autoline fully operational during the first half of fiscal year 2000. The autoline is expected to double the Company's capacity while improving quality and yield. The qualification of the autoline could involve significant time and cost and could entail some initial unforeseen production problems. There can be no assurance that the autoline will be fully operational within fiscal 2000, that capacity will be doubled, quality and yield will improve or that the Company will not experience significant time requirements and additional cost associated with qualification of the autoline.

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

To date, Abaxis has received market clearance for its portable blood analyzer and 16 test methods from the FDA. Abaxis is currently and plans to continue developing additional tests that will require clearance through the FDA. There can be no assurance that Abaxis will receive marketing clearance for any of its future products. The Amendment also requires the Company to manufacture its products in accordance with the cGMP and QSR using facilities registered to manufacture the Company's products. The Company's facility is subject to periodic inspections by the FDA. In addition, the use of the Company's facilities may be regulated by various state agencies. There can be no assurance that the Company will be able to maintain facility compliance with applicable requirements or regulations.

The Piccolo system is also affected by the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), which are intended to ensure the quality and reliability of all medical testing in the United States regardless of where tests are performed. Under CLIA regulations, laboratory tests are divided into three categories: "waived or simple", "moderately complex" and "highly complex." The Company's current products, under these regulations, are classified in the "moderately complex" category, which would require that any location using these products be certified as a laboratory. Initial certification would require the laboratory to obtain a registration certificate from the Health Care Financing Administration ("HCFA") which would be issued if the laboratory (1) agrees to notify
HCFA within 30 days of any change in its ownership, name or location, (2) agrees to treat proficiency testing samples in the same manner as patient specimens and (3) remits the registration fee. Within two years of registration certificate issuance, laboratories would be inspected to determine compliance with the CLIA requirements. The CLIA regulations require laboratories to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control/assurance, laboratory information systems and inspections. There can be no assurance that CLIA regulations will not have a materially adverse impact on the Company and its ability to market and sell its products.

In July 1996, the Company filed an application to the Center for Disease Control ("CDC") for its Piccolo system to be waived from the CLIA regulations. If granted, users of the product can then avoid many of the burdens imposed on users of moderately complex tests. To have the Piccolo placed in the waived category, the Company must conduct field studies at three non-laboratory sites using at least 20 operators each who have no medical laboratory training and can operate the Piccolo system with directions that require no more than seventh grade reading skills. The Company met with the CDC in February 1997 to review its application. The CDC has requested more detailed performance data, which the Company is in the process of collecting. To date, only a few companies have received waived category status for their tests and approval time from CDC appears to be in excess of a year or two. Although the review process for a CLIA waiver could potentially be very lengthy and costly, the Company believes that its Piccolo products fulfill all requirements for obtaining a waived status. There can be no assurance that the Company will be able to obtain a waived status for its Piccolo system, or that if such waived status was granted, it will enhance the Company's ability to place Piccolo systems.

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

Intellectual Property

The Company has pursued the development of a patent portfolio to protect its technology. As of June 1999, the Company has filed 25 United States patent applications. The following 18 patents have been issued:

Patent No.                     Description                        Issue Date
----------- -------------------------------------------------- -----------------
5,061,381   Apparatus and Method for Separating Cells from     October 29, 1991
            Biological Fluids

5,122,284   Apparatus and Method for Optically Analyzing       June 16, 1992
            Biological Fluids

5,173,193   Centrifugal Rotor Having Flow Partition            December 22, 1992

5,242,606   Sample Metering Port for Analytical Rotor Having   September 7, 1993
            Overflow Chamber

5,275,016   Cryogenic Apparatus                                January 4, 1994

5,304,348   Reagent Container for Analytical Rotor             April 19, 1994

5,403,415   Method and Device for Ultrasonic Welding           April 4, 1995

5,409,665   Simultaneous Cuvette Filling with Means to         April 25, 1995
            isolate Cuvettes

5,413,732   Reagent Compositions for Analytical Testing        May 9, 1995

5,457,053   Reagent Container for Analytical Rotor             October 10, 1995

5,472,603   Analytical Rotor with Dye Mixing Chamber           December 5, 1995

5,478,750   Methods for Photometric Analysis                   December 26, 1995

5,518,930   Simultaneous Cuvette Filling with Means to         May 21, 1996
            isolate Cuvettes

5,590,052   Error Checking in Blood Analyzer                   December 31, 1996

5,591,643   Simplified Inlet Channels                          January 7, 1997

5,599,411   Method and Device for Ultrasonic Welding           February 4, 1997

5,624,597   Reagent Compositions for Analytical Testing        April 29, 1997

5,693,233   Methods of Transporting Fluids within an           December 2, 1997
            Analytical Rotor

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

Employees

The Company's success depends upon the continued contribution of its officers and key personnel, many of whom would be difficult to replace.
If certain of these people were to leave the Company, the Company's ability to achieve its business objective might be impeded. As of March 31, 1999, the Company had a total of 93 full-time employees. Twenty employees, including five Ph.D's, continued to further the Company's research and development activities while also driving the manufacturing process development. Forty employees worked in manufacturing operations devoting their time to manufacturing the VetScan and Piccolo products as well as supporting development activities as necessary. Ten employees, including one Ph.D, were selling and marketing the VetScan and Piccolo products. The remaining six employees worked in general administration to support the Company's administrative requirements. The Company also uses temporary help to assist in carrying out certain operational duties. As of March 31, 1999, the Company had 13 temporary employees and most of them were assisting in manufacturing operations. None of the employees are covered by collective bargaining agreements and management considers its relations with employees to be good.

ITEM 2. PROPERTIES

The Company occupies approximately 38,300 square feet of office, research and development and manufacturing space in a building in Sunnyvale, California. The Company's lease will expire in July 2000. During fiscal 1999 the Company had adequate space to satisfy all its needs. The Company may need additional space during fiscal year 2000 for warehousing purposes. Should the need for additional space arise, the Company believes that suitable additional space will be available on commercially reasonable terms.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved in litigation in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of security holders.





                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

The Company's initial public offering was completed in January 1992. From that date, the Company's common stock has been traded on the NASDAQ National Market under the symbol ABAX.

The high and low prices for the Company's common stock during each quarter since April 1, 1997 are exhibited in the table below, as represented by the high and low daily trade closing sales prices as reported by NASDAQ.


                                               High       Low
                                             --------- ---------
                Fiscal 1998
                -----------
First Quarter...........................       $3.375    $2.625
Second Quarter..........................       $5.000    $2.500
Third Quarter...........................       $4.000    $2.375
Fourth Quarter..........................       $2.875    $1.875

                Fiscal 1999
                -----------
First Quarter...........................       $3.500    $1.938
Second Quarter..........................       $3.750    $2.625
Third Quarter...........................       $2.313    $1.375
Fourth Quarter..........................       $2.500    $1.438


               Fiscal 2000
               -----------
First Quarter...........................       $3.375    $1.750

As of June 25, 1999, there were 259 shareholders of record and approximately 4,800 beneficial shareholders. Abaxis has never paid dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

In November 1998 the Company sold 4,000 shares of non-voting Series C Convertible Preferred Stock to certain non-U.S. purchasers at a price per share of $1,000, with net proceeds to the Company of approximately $3,581,000. Each share of Series C Preferred Stock shall be entitled to receive a dividend of $60 per share per annum, payable in cash or stock at the option of the Company. The 4,000 shares of Series C Preferred Stock are convertible into 1,600,000 shares of the Company's common stock. The number of converted shares is determined by dividing $1,000, the original price per share of Series C Preferred Stock, by $2.50, the original conversion price for the Series C Preferred Stock. The Series C Preferred Stock will automatically convert into common stock on October 31, 2002. The Series C Preferred Stock can be converted, at the option of the issuer, prior to October 31, 2002 if the shares of the Company's common stock trade above $5.00 per share for 60 consecutive days. The shares were sold in a private offering transaction and were not registered under the Securities Act in reliance upon the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering.


ITEM 6.    SELECTED FINANCIAL DATA


The following selected financial data of the Company are qualified by reference to and should be read in conjunction with "Management's
Discussion and Analysis of Financial Condition and Results of Operations" and with the consolidated financial statements, related notes and other financial information included elsewhere in this report.



                                                                  Year Ended March 31,
                                         ----------------------------------------------------------------
                                             1999         1998         1997         1996         1995
                                         ------------ ------------ ------------ ------------ ------------
STATEMENT OF OPERATIONS DATA:
Total revenues.........................  $13,347,000  $12,187,000   $7,294,000   $2,948,000   $1,044,000
                                         ------------ ------------ ------------ ------------ ------------
Operating expenses:
   Cost of product sales...............    9,530,000   10,461,000    7,661,000    4,883,000    2,587,000
   Research and development............    2,627,000    1,635,000    1,315,000    1,326,000    4,166,000
   Selling, general and administrative.    5,352,000    4,741,000    4,867,000    3,482,000    3,504,000
                                         ------------ ------------ ------------ ------------ ------------
Total costs and operating expenses.....   17,509,000   16,837,000   13,843,000    9,691,000   10,257,000
                                         ------------ ------------ ------------ ------------ ------------
Loss from operations...................   (4,162,000)  (4,650,000)  (6,549,000)  (6,743,000)  (9,213,000)
Interest income and other..............      183,000      370,000      360,000      547,000      376,000
Interest expense.......................     (231,000)     (73,000)         --           --      (149,000)
                                         ------------ ------------ ------------ ------------ ------------
Net loss...............................  ($4,210,000) ($4,353,000) ($6,189,000) ($6,196,000) ($8,986,000)
                                         ============ ============ ============ ============ ============

Basic and diluted loss per share (1)...       ($0.31)      ($0.44)      ($0.72)      ($0.65)      ($1.24)
                                         ============ ============ ============ ============ ============
Common  shares  used  in  computing
 per share amounts.....................   13,794,450   11,920,202   10,502,646    9,466,084    7,268,315
                                         ============ ============ ============ ============ ============








                                                                   March 31,
                                         ----------------------------------------------------------------
                                             1999         1998         1997         1996         1995
                                         ------------ ------------ ------------ ------------ ------------
BALANCE SHEET DATA:
Cash, cash equivalents, and
  short-term investments...............   $5,426,000   $5,897,000   $5,321,000   $7,778,000   $7,195,000
Working capital........................    5,828,000    5,752,000    6,825,000    7,912,000    7,109,000
Long-term investments..................          --           --           --       500,000      700,000
Total assets...........................   12,914,000   12,032,000   11,977,000   13,046,000   12,147,000
Long-term portion of notes payable
  and capital lease obligation.........      889,000      263,000          --           --           --
Total shareholders' equity.............    7,530,000    7,883,000    9,358,000   10,726,000   10,436,000


(1) See Note 1 to the Financial Statements.   Loss attributable to
    common shareholders used in computation of loss per share for the years ended March 31, 1999, 1998 and 1997 was $(4,309,000),
    $(5,233,000) and $(7,595,000), respectively.

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

In fiscal 1999, the Company's US revenues accounted for 84% of its total revenues versus 71% in fiscal 1998, international revenues accounted for 16% versus 29% in fiscal 1998. The decline in the share of the international revenue is due to a decline in the Asian market, in particular Japan. The Asian market declined to 7% of total revenues in fiscal 1999 from 23% in fiscal 1998. The Company does not expect the Asian market to recover to previous levels in the near future or at all.

During the year ended March 31, 1999, the Company placed 771 point-of-care blood chemistry analyzers worldwide (a 29% decrease from fiscal 1998 shipments of 1,086 point-of-care blood chemistry analyzers). The decline in instrument sales reflects lower unit shipments to Japan and the US Military. The Company does not expect instrument unit sales to Japan to recover in the near future, if at all. Shipments to the military declined due to the completion of a contract with the US Navy. The Company does not expect sales to the US Military to increase unless an additional contract is completed, if at all. Reagent discs shipped during fiscal 1999 were approximately 748,000, an increase of 59% compared to fiscal 1998 shipments of approximately 469,000 reagent discs. Most (96%) of these reagent disc shipments were for veterinary applications. The increase in reagent disc shipments during fiscal 1999 is consistent with the Company's belief that there will be recurring reagent disc revenue as the Company's product lines mature. This growth is mostly attributable to the expanded installed base of VetScan systems and higher consumption rates of institutional users. There can be no assurance growth in revenues or unit sales will continue or that the Company will be able to increase production to meet increased product demand.

Sales for any future periods are not predictable with a significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. The Company's expense levels, which are to a large extent fixed, are based in part on its expectations as to future revenues. Accordingly the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would have an immediate materially adverse impact on operating results and financial condition. Until sales volume of the Company's products, particularly its reagent discs, increases significantly so as to offset associated fixed costs and to realize certain manufacturing economies of scale, sales of the Company's products will result in further losses and adversely affect the Company's results of operations and financial condition. The Company believes that it needs to complete the development and obtain approval for the four electrolyte disc in order to make a significant impact in the human medical market. The Company is currently preparing a submission to the FDA for potassium and CO2. Sodium is currently in clinical trials and
chloride is in research and development.   There is no assurance that the
products will be successfully developed or that the FDA will approve the marketing application. The Company believes that period to period comparisons of its results of operations are not necessarily meaningful. There has been little or no impact on the Company's business due to changing prices.

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

Results of Operations

Revenue

During fiscal 1999, the Company reported total revenues of approximately $13,347,000, a $1,160,000 or 10% increase from fiscal 1998 total revenues of approximately $12,187,000. During fiscal 1998, the Company reported total revenues of approximately $12,187,000, a $4,893,000 or 67% increase from fiscal 1997 total revenues of approximately $7,294,000. Revenue increases in fiscal 1999 compared to fiscal 1998 were due to increased unit sales of VetScan systems and reagent discs in the US and Europe.

Total revenue in the US for fiscal 1999 was approximately $11,179,000, a $2,546,000 or 30% increase from fiscal 1998 of approximately $8,633,000. Total revenue in Europe for fiscal 1999 was approximately $1,210,000, a $404,000 or 50% increase from fiscal 1998 of approximately $806,000. Total revenue in Asia and Latin America was approximately $958,000, a $1,790,000 or 65% decline from fiscal 1998 of approximately $2,748,000. The decline in Asia and Latin America was due to unfavorable currency and economic conditions. The Company does not expect revenues from Asia and Latin America to recover in fiscal year 2000, if ever. The Company expects to shift sales and marketing resources from the Asian and Latin American markets to the US and European markets.

Total revenue in the US for fiscal 1998 was approximately $8,633,000, a $3,616,000 or 72% increase from fiscal 1997 of approximately $5,017,000. Total revenue in Europe for fiscal 1998 was approximately $806,000, a $111,000 or 16% increase from fiscal 1998 of approximately $695,000.
Total revenue in Asia and Latin America in fiscal 1998 was approximately $2,748,000, a $1,166,000 or 74% increase from fiscal 1997 of approximately $1,582,000.

In fiscal year 1999, one customer accounted for 39% of total revenue. Three customers accounted for 29%, 19% and 13%, respectively, of total revenues for the fiscal year ended March 31, 1998. Three customers accounted for 34%, 20% and 10%, respectively, of total revenues for the fiscal year ended March 31, 1997.

Cost of Product Sales

Cost of product sales during the year ended March 31, 1999 was approximately $9,530,000 or 71% of total revenues, as compared to approximately $10,461,000 or 86% of total revenues in fiscal year 1998.
In fiscal year 1997 cost of product sales was approximately $7,661,000 or 105% of total revenues. The decrease in cost of product sales as a percent of revenue for the year ending March 31, 1999 as compared to the same periods ending March 31,1998 and 1997 was primarily a function of the increase in sales volume of reagent discs and lower unit costs resulting from improved manufacturing processes. The decrease in cost of product sales as a percentage of total revenues comparing fiscal 1998 to 1997 is due to lower unit costs resulting from better standardized manufacturing processes and economies of scale related to increased manufacturing volume.

Research and Development Expense

The Company incurred research and development expenses of approximately $2,627,000 in fiscal 1999 compared with $1,635,000 in fiscal 1998 and approximately $1,315,000 in fiscal 1997. The $992,000 or 61% increase in research and development expenses in fiscal 1999 compared to fiscal 1998 is the result of increased spending in the development of new test methods, in particular the new Critical Care Profile disk the Company launched in March 1999. The $320,000 or 24% increase in research and development expenses in fiscal 1998 compared to fiscal 1997 is the result of increased spending in the development of new test methods offset by reallocation of a portion of the Company's development resources to support product manufacturing activities such as manufacturing process development.

Research and development activities accounted for 20% of product revenue during fiscal 1999 as compared to 13% of product revenue during fiscal 1998 and 18% during fiscal 1997. The Company expects the dollar amount of research and development expenses to increase in fiscal 2000 from fiscal 1999 but decline as a percentage of product revenue, as the Company completes development and clinical trials of new test methods to expand its test menus as well as other development projects. There can be no assurance, however, that the Company will undertake such research and development activities in future periods or, if it does, that such activities will be successful.

Selling, General and Administrative Expense

Selling, general and administrative expenses were approximately $5,352,000 or 40% of total revenue in fiscal 1999 compared to $4,741,000 or 39% of total revenues in fiscal 1998, and approximately $4,867,000 or 67% of total revenues in fiscal 1997. The increase in selling, general and administrative expenses for fiscal 1999 is primarily the result of launching new products and an increase in headcount. The decrease in selling, general and administrative expenses for fiscal 1998 as compared to fiscal 1997 of $126,000 or 3% is primarily the result of certain non-recurring costs associated with the launch of the Piccolo product line in fiscal 1997 and the Company's cost containment efforts in fiscal 1998.

The Company expects the dollar amount of selling, general and administrative expense to increase in fiscal 2000 from fiscal 1999 but decline as a percent of product revenue, to meet staffing and support demands associated with increased sales.

Net Interest and Other Income (Expense)

Net interest and other income (expense) totaled approximately ($48,000) in fiscal 1999 compared to $297,000 for fiscal 1998, and $360,000 in fiscal 1997. The Company incurred interest expense of approximately $231,000 on an equipment loan and a working capital loan during fiscal 1999, net of capitalized interest of approximately $67,000 on the purchase and installation of the new automated disk production line. The Company incurred interest expense of approximately $73,000 on an equipment loan during fiscal 1998. The Company incurred no interest expense during fiscal 1997. The Company expects interest expense to increase in fiscal 2000 to meet working capital requirements associated with an increase in sales.

Liquidity and Capital Resources

As of March 31, 1999, the Company had approximately $5,426,000 in cash and cash equivalents. The Company expects to incur substantial additional costs to support its future operations, including further commercialization of its products and development of new test methods that will allow the Company to further penetrate the human diagnostic market; acquisition of capital equipment for the Company's manufacturing facilities, which includes the ongoing costs related to continuing development of its current and future products; development and implementation of an automated manufacturing line to provide capacity for commercial volumes; and additional pre-clinical testing and clinical trials for its current and future products.

Net cash used in operating activities during fiscal 1999 was $4,891,000 compared to $2,111,000 in fiscal 1998 and $6,818,000 net cash used in operating activities during fiscal 1997. The increase in net cash used in operating activities in fiscal 1999 compared to fiscal 1998 was due to an increase in trade receivables and inventories and a decrease in accounts payable and accrued payroll and related expenses. The decrease in net cash used in operating activities in fiscal 1998 compared to fiscal 1997 was due to a lower net loss, a decrease in inventories and increases in trade and other receivables, accounts payable, and accrued payroll and other accrued liabilities. Net inventories at March 31, 1997, compared to March 31, 1998, were higher due to preparation for shipment against orders from the Navy and VetSmart contracts beginning in April 1997. Increases in trade and other receivables and accounts payable is due to increases in receivable and payable levels associated with revenue growth.

Net cash provided by investing activities for fiscal 1999 was $3,278,000 as compared to net cash used of $870,000 for fiscal 1998 compared to $1,842,000 net cash provided by investing activities for fiscal 1997. The change from net cash used in fiscal 1998 to net cash provided in 1999 was due primarily to maturities of available-for-sale securities in fiscal 1999. The change from net cash provided by investing activities in fiscal 1997 to net cash used in investing activities for fiscal 1998 was primarily the result of an increase in purchases of short-term investments offset by a decrease in the purchase of property and equipment.

Net cash provided by financing activities for fiscal 1999 was $5,338,000 as compared to $3,246,000 for fiscal 1998 and $4,821,000 for fiscal 1997. Cash provided by financing activities for fiscal 1999 is primarily the result of net proceeds from issuance of preferred stock of $3,581,000, net proceeds of borrowings under a line-of-credit and net proceeds from equipment financing of $1,741,000. Cash provided by financing activities for fiscal 1998 is primarily the result of net proceeds from issuance of common and preferred stock of $2,809,000 and net proceeds from equipment financing of $600,000. Cash provided by financing activities for fiscal 1997 is primarily the result of net proceeds from issuance of common and preferred stock of $4,847,000. Cash provided by financing activities during fiscal 1997 was decreased by a $26,000 payment of a preferred stock dividend.

The Company currently has $1,817,000 available under the line of credit. This line of credit expires in August 1999 and there can be no assurance that the Company will be able to extend the line of credit for another year.

The Company anticipates that its existing capital resources, debt financing and anticipated revenue from the sales of its products will be adequate to satisfy its currently planned operating and financial requirements through the next twelve months. The Company's future capital requirements will largely depend upon the increased market acceptance of its point-of-care blood chemistry analyzer products. However, the Company's sales are not predictable due to its limited market experience with its products. In the event the sales are significantly below the anticipated level, the Company may need to obtain additional equity or debt financing. There can be no assurance that any such financing will be available on terms acceptable to the Company, if at all, and any additional equity financing may be dilutive to shareholders, while debt financing may involve restrictive covenants.

Year 2000 Preparedness

The Year 2000 issue is the result of computer programs which were written with two digits rather than four to signify a year (i.e., the year 1999 is denoted as "99" and not "1999"). Computer programs written using only two digits may recognize the year 2000 as the year 1900. This could result in a system failure or miscalculations causing disruption of operations.

Readiness

The Company has identified the following areas where efforts are underway to resolve year 2000 issues: (i) internal information technology (IT) systems, (ii) the Piccolo and VetScan instruments the Company markets,
(iii) test equipment used in research and development, and (iv) third party vendors and distributors who do business with the Company.

The Company has upgraded the internal IT systems to the vendor's specifications for year 2000 compliance. The IT systems will be tested during the second and third quarters of fiscal 2000 to determine that the IT systems are working within the specifications. The Company's Piccolo and VetScan systems were designed for year 2000 compliance. Tests have been completed on the systems that confirm year 2000 compliance. The Company intends to address year 2000 issues regarding its test equipment used in research and development and third party vendors who do business with the Company in the second and third quarters of fiscal 2000.

Costs

Aggregate costs for year 2000 efforts in fiscal 1999 and 2000 currently are anticipated to be less than $250,000, including approximately $50,000 expensed in the year ended March 31, 1999 and for the year 2000 preparedness since inception for software and consulting services. The remaining estimated costs for year 2000 issues are expected to be consulting services, which will be expensed in the period they occur.

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

RISK FACTORS

        The future events that we describe in these risk factors involve risks and uncertainties. Among them are risks and uncertainties related to:

        1.   the market acceptance of our products;

        2.   our continuing development of our products;

        3. obtaining required Food and Drug Administration clearance and other federal, state and local government approvals;

        4. the manufacture and distribution of our products on a commercial scale;

        5.   general market conditions; and

        6.   competition.

        When used in these risk factors, the words "anticipates," "believes," "expects," "intends," "plans," "future," and similar expressions identify forward-looking statements. Our actual results could differ materially from those that we project in the forward-looking statements as a result of factors that we have set forth throughout this document as well as factors of which we are currently not aware.



WE ARE NOT PROFITABLE; WE MUST INCREASE SALES OF OUR PICCOLO AND VETSCAN PRODUCTS TO BE PROFITABLE

        As of March 31, 1999, we have not been profitable in any period since our formation in 1989, and we had incurred cumulative net losses of approximately $60.0 million. We expect our losses to continue through at least fiscal year 2000. Our ability to become profitable will depend, in part, on our ability to increase our sales volumes of our VetScan and Piccolo products. Increasing our sales volume of our products will depend upon our ability to:

        1.   continue to develop our products;

        2.   increase our sales and marketing activities;

        3.   increase our manufacturing activities; and

        4.   effectively compete against current and future competitors.

        We cannot assure you that we will be able to successfully increase our sales volumes of our products to achieve profitability.

WE ARE NOT ABLE TO PREDICT SALES IN FUTURE QUARTERS AND A NUMBER OF FACTORS AFFECT OUR PERIODIC RESULTS

        We are not able to accurately predict our sales in future quarters. In any quarter, we derive a significant portion of our revenues from sales to a limited number of distributors who resell our products to the ultimate user. While we are better able to predict sales of our reagent discs, as we sell these discs primarily for use with analyzers that we sold in prior periods, we generally are unable to predict with much certainty sales of our analyzers, as we typically sell our analyzers to new users.
Accordingly, our sales in any one quarter are not indicative of our sales in any future period. In addition, we generally operate with limited order backlog, because we ship our products shortly after we receive the orders from our customers. As a result, our product sales in any quarter are generally dependent on orders that we receive and ship in that quarter. We base our expense levels, which are to a large extent fixed, in part on our expectations as to future revenues. We may be unable to reduce our spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would immediately materially and adversely impact our operating results and financial condition. In addition, we have historically experienced a decrease in our sales, especially in Europe, in our second and third quarters. Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful.

        Our periodic operating results have varied in the past. In the future, we expect our periodic operating results to vary significantly depending on, but not limited to, a number of factors, including:

        1.   the level of competition in the markets in which we compete;

        2. the size and timing of sales orders that we receive from our customers;

        3.   market acceptance of our current and future products;

        4.   new product announcements made by us or our competitors;

        5. changes in our pricing structures or the pricing structures of our competitors;

        6. our ability to develop, introduce and market new products on a timely basis;

        7. the costs, and possible supply constraints, of the components that we use to build our products;

        8. our manufacturing capacities and our ability to increase the scale of these capacities;

        9. the mix of product sales between our analyzer and our reagent disc products;

        10.  the different sales channels available to us;

        11.  the limited size of our sales force;

        12.  the amount we spend on research and development;

        13.  changes in our strategy;

        14.  changes in our key personnel;

        15.  changes in regulatory matters; and

        16.  general economic trends in the economy.

WE MAY NEED ADDITIONAL FUNDING IN THE FUTURE AND THESE FUNDS MAY NOT BE AVAILABLE TO US

        We believe that our existing capital resources, bank and equipment financing loans and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through fiscal year 2000, although no assurances can be given. We will need additional funds, however, if we do not achieve anticipated revenues, from the sale of our Piccolo and VetScan products. In addition, we expect to incur substantial additional costs to support our future operations, including:


        1. further commercialization of our products and development of new test methods to allow us to further penetrate the human diagnostic market and the veterinary diagnostic market;

        2. our need to acquire capital equipment for our manufacturing facilities, which includes the ongoing development and implementation of automated manufacturing lines to provide capacity for the production of commercial volumes of our products;

        3. research and design costs related to the continuing development of our current and future products; and

        4. additional pre-clinical testing and clinical trials for our current and future products.

        To the extent that our existing resources and anticipated revenue from the sale of the Piccolo and VetScan systems are insufficient to fund our activities, we will have to raise additional funds from the issuance of public or private securities. We may not be able to raise additional funding, or if we are able to, we may not be able to raise funding on acceptable terms. We may dilute then-existing shareholders if we raise additional funds by issuing new equity securities. Alternatively, we may have to relinquish rights to certain of our technologies, products and/or sales territories if we are required to obtain funds through arrangements with collaborative partners. If we are unable to raise needed funds, we may be required to curtail our operations significantly. This would materially adversely affect our operating results and financial condition.

WE HAVE LIMITED MARKETING AND DISTRIBUTION EXPERIENCE AND FEW RESOURCES TO DEVOTE TO MARKETING AND DISTRIBUTION; OUR INTERNATIONAL SALES EFFORTS ARE CHARACTERIZED BY A HIGH DEGREE OF DISTRIBUTOR TURNOVER

        We have been marketing our VetScan System products for less than four years in the veterinary diagnostic market, and we have only recently begun marketing our Piccolo System products in the human diagnostic market. Accordingly, we have very limited marketing and distribution experience, especially in the human diagnostic market. Further, we have limited resources to devote to marketing and distribution. In particular, we have only eleven full-time sales personnel involved in our sales and marketing activities. While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals. If we are to increase our sales, we will need to increase the size of our sales force. However, we may be constrained from growing our sales force by our financial resources and the availability of qualified sales personnel.
This means that we may not be able to build an effective sales and marketing organization, or we may not be able to establish an extensive and effective distribution network. We cannot assure you that:

        1. we will be able to build a successful sales and marketing organization;

        2.   we will be able to establish effective distribution arrangements;

        3. any distribution arrangements that we are able to establish will be successful in marketing our products; or

        4. the costs associated with marketing and distributing our products will not be excessive.

        Although we have established some international distributors, we have limited experience and resources in marketing and distributing our products in international markets. Moreover, we have experienced a high degree of turnover among our international distributors. This high degree of turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo System and VetScan System products internationally.

WE NEED TO DEVELOP ADDITIONAL REAGENT DISCS FOR THE HUMAN DIAGNOSTIC MARKET IF WE ARE TO COMPETE IN THAT MARKET

        We have developed a blood analysis system that consists of a portable blood analyzer and single-use reagent discs. Each reagent disc performs a series of standard blood tests. We believe that it is necessary to develop additional series of reagent discs with various tests for use with the Piccolo and VetScan systems. Currently, we have primarily developed reagent discs suitable for the veterinary diagnostic market. In order to be competitive in the more lucrative human diagnostic market, we need to develop additional reagent discs that include certain standard tests for which the medical community receives reimbursements from third party payors such as HMOs and Medicare. The tests that we need to develop to compete in the human diagnostic market include the standard electrolyte tests -- potassium, sodium, chloride and carbon dioxide -- and lipid tests. Currently, we are in clinical testing for the potassium, sodium and carbon dioxide tests, but we are still developing the chloride and lipid tests. We may not be able to develop these new reagent discs on a timely and cost effective basis. Also, we may not be able to obtain regulatory clearance for these new reagent discs. Further, even if we gain regulatory approval, we may not be able to successfully manufacture or market the reagent discs. Our failure to meet one or more of these challenges will materially adversely effect our operating results and financial condition.

WE RELY ON DISTRIBUTORS TO SELL OUR PRODUCTS; WE RELY ON SOLE DISTRIBUTOR ARRANGEMENTS IN A NUMBER OF COUNTRIES

        We distribute our products primarily through distributors. As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We have a number of distributors in the United States who distribute our VetScan products, although one of these distributors has accounted for a majority of our sales in the United States to date. We believe that our future growth depends on the efforts of these distributors. If one of our distributors were to stop selling our products, we may not be able to replace it. Further, many of our distributors may carry our competitors' products, and may promote our competitors' products over our own products. Finally, we do not have at this time distribution partners in the United
States who distribute our products for the human diagnostic market.

        We currently have exclusive distribution agreements in the following countries:

        1.   Argentina;

        2.   Australia;

        3.   Austria;

        4.   France;

        5.   Germany;

        6.   Greece;

        7.   Hong Kong;

        8.   Italy;

        9.   Japan;

        10.  Korea;

        11.  Mexico;

        12.  New Zealand;

        13.  Norway;

        14.  Portugal;

        15.  Spain;

        16.  Switzerland;

        17.  Turkey; and

        18.  the United Kingdom.

        Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our products. These distributors may not be successful in obtaining proper approvals for our products in their respective countries, and they may not be successful in marketing our products. We plan to enter into additional distribution agreements to expand our international distribution base and solidify our international presence. However, we may not be successful in entering into additional distributor agreements. Our distributors may, and have in the past, terminate their relationship with us at any time. If that happens, we may not be able to negotiate acceptable alternative distribution relationships.

OUR MANUFACTURING CAPACITY IS LIMITED AND WE MAY NOT BE ABLE TO EXPAND IT

        We have limited manufacturing capacity. Because our products are highly complex, it is difficult for us to manufacture them through an assembly line process. While we believe that the autoline assembly system that we are installing will be adequate for our current needs, we may not be able to increase the scale of the autoline system to handle either (1) larger volume production or (2) the production of new or varied products.
Further, all aspects of such a scale-up must comply with applicable governmental regulations. We may encounter significant delays or incur unforeseen costs in expanding our manufacturing capacity because of the complexities described above. In addition, we will need to continue to develop the infrastructure that we require to effectively manage our manufacturing operations. The process of manufacturing sufficient quantities of our products can be expensive, time-consuming and complex.
We may not be able to successfully add technical and non-technical personnel that we need to meet the additional staffing requirements that any increase in production would require. If we are unable to develop such increased manufacturing capabilities and infrastructure with appropriate quality, at acceptable costs and on a timely basis, our business or financial condition could be materially adversely affected.

WE DEPEND ON SOLE SUPPLIERS FOR SEVERAL KEY COMPONENTS TO OUR PRODUCTS

        We use several components that are currently available from limited or sole sources. A single injection molding manufacturer currently makes the molded plastic discs which, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require; to date, we have only qualified one manufacturer to manufacture the molded plastic discs. Moreover, we currently depend on a single vendor for some of the chemicals that we use to produce the dry reagent chemistry beads. Further, our analyzer products use several technologically advanced components that are each available only from single vendors. Because we are dependent on a limited number of suppliers and manufacturers for critical components to our products, we are particularly susceptible to any interruption in the supply of these products or the viability of our assembly arrangements. The loss of one of these suppliers or a disruption in our manufacturing arrangements would materially adversely affect our business and financial condition.

COMPETITION FROM LARGER, BETTER ESTABLISHED ENTITIES SUCH AS HOSPITALS AND COMMERCIAL LABORATORIES

        Blood analysis is a well established field in which there are a number of competitors that have substantially greater financial resources and larger, more established marketing, sales and service organizations than we do. We compete with the following organizations:

        1.   commercial clinical laboratories;

        2.   hospitals' clinical laboratories; and

        3. manufacturers of bench top multi-test blood analyzers and other testing systems that health care providers can use "on-site."

        We may not be able to compete with these organizations or their products or with future organizations or future products.

        Historically, hospitals and commercial laboratories perform the most human medical testing, and commercial laboratories perform the most veterinary medical testing. Our products compete with the commercial and hospital laboratories with respect to:

        1.   range of tests offered;

        2.   the immediacy of results;

        3.   cost effectiveness;

        4.   ease of use; and

        5.   reliability of results.

        We believe that we compete effectively on each of these factors except for the range of tests offered. Clinical laboratories are effective at processing large panels of tests using skilled technicians and complex equipment. While our current offering of reagent discs cannot provide the same range of tests, we believe that our products provide a sufficient breadth of test menus to compete successfully with clinical laboratories, in certain limited markets, on the basis of the other four factors.
However, we cannot assure you that we will continue to be able to compete effectively on (1) cost effectiveness, (2) ease of use, (3) immediacy of results or (4) reliability of results. We also cannot assure you that we will ever be able to compete effectively on the basis of range of tests offered.

        Competition in the human and veterinary diagnostic markets is intense. Most of our competitors have significantly greater financial and other resources than we do. In particular, many of our competitors have large sales forces and well-established distribution channels. Consequently, we must develop our distribution channels and improve our direct sales force in order to compete in these markets.

CHANGES IN THIRD PARTY PAYOR REIMBURSEMENT REGULATIONS CAN NEGATIVELY AFFECT OUR BUSINESS

        By regulating the maximum amount of reimbursement they will provide for blood testing services, third party payors, such as HMOs, pay-per-service insurance plans, Medicare and Medicaid, can indirectly affect the pricing or the relative attractiveness of our human testing products. For example, the Health Care Financing Administration sets the level of reimbursement of fees for blood testing services for Medicare beneficiaries. If third party payors decrease the reimbursement amounts for blood testing services, it may decrease the amount that physicians and hospitals are able to charge patients for such services. Consequently, we will need to charge less for our products. If the government and third party payors do not provide for adequate coverage and reimbursement levels to allow health care providers to use our products, the demand for our products will decrease.

WE ARE SUBJECT TO NUMEROUS GOVERNMENTAL REGULATIONS

Need for FDA certification for our medical device products.

        Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration. The FDA classified our initial Piccolo products as "Class II" devices. Class II devices require us to submit to the FDA a pre-market notification form or 510(k). The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing. In our 510(k) notification, we must, among other things, establish that the product we plan to market is "substantially equivalent" to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) to a product that the FDA has previously cleared under the 510(k) process. The FDA review process of a 510(k) notification can last anywhere from three months to over a year, and the FDA must issue a written order finding "substantial equivalence" before a company can market a medical device. To date, we have received market clearance from the FDA for our Piccolo System and 16 reagent tests that we have on four reagent discs. We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures. These new test products are crucial for our success in the human diagnostic market. If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

Need to Comply with Manufacturing Regulations

        The 1976 Medical Device Amendment also requires us to manufacture our Piccolo products in accordance with Good Manufacturing Practices guidelines. Current Good Manufacturing Practice requirements are set forth in the quality system regulation. These requirements regulate the methods used in, and the facilities and controls used for, the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use. Our manufacturing facility is subject to periodic audits. In addition, various state regulatory agencies may regulate the manufacture of our products. For example, we have obtained a license from the State of California to manufacture our products. In September 1996, the FDA granted our manufacturing facility "in compliance" status, based on the regulations for Good Manufacturing Practices for medical devices. We are scheduled for inspection by the FDA and the State of California on a routine basis, typically once every 24 months. We cannot assure you that we will successfully pass a re-inspection by the FDA or the State of California. In addition, we cannot assure you that we can comply with all current or future government manufacturing requirements and regulations. If we are unable to comply with the regulations, or if we do not pass routine inspections, our business and results of operations will be materially adversely affected.

Effects of the Clinical Laboratory Improvement Amendments on our products.

        Our Piccolo products are affected by the Clinical Laboratory Improvement Amendments of 1988. The Clinical Laboratory Improvement Amendments are intended to insure the quality and reliability of all medical testing in the United States regardless of where tests are performed. The current Clinical Laboratory Improvement Amendments divide laboratory tests into three categories: "simple," "moderately complex" and "highly complex." Tests performed using the Piccolo system are in the "moderately complex" category. This category requires that any location in which testing is performed be certified as a laboratory. Hence, we can only sell our Piccolo products to customers who meet the standards of a laboratory. To receive "laboratory" certification, a testing facility must be certified by the Health Care Financing Administration. After the testing facility receives a "laboratory" certification, it must then meet the Clinical Laboratory Improvement Amendments regulations. Because we can only sell our Piccolo products to testing facilities that are certified "laboratories," the market for our products is correspondingly constrained. In an effort to expand the market for our Piccolo products, we have filed an application to have our Piccolo products exempted from the Clinical Laboratory Improvement Amendments. If our exemption request is denied, we will continue to be subject to the Clinical Laboratory Improvement Amendments. Consequently, the market for our Piccolo products will be confined to those testing facilities that are certified as "laboratories" and our growth will be limited accordingly.

We are subject to various federal, state and local regulations.

        Federal and state regulations regarding the manufacture and sale of health care products and diagnostic devices may change. We cannot predict what impact, if any, such changes would have on our business. In addition, as we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets. We may not be able to obtain regulatory clearances for our products in the United States or in foreign markets, and the failure to obtain these regulatory clearances will materially adversely affect our business and results of operations.

        Although we believe that we will be able to comply with all applicable regulations of the Food and Drug Administration and of the State of California, including Quality System Regulations, current regulations depend on administrative interpretations. Future interpretations made by the Food and Drug Administration, the Health Care Finance Administration or other regulatory bodies may adversely affect our business.

WE RELY ON PATENTS AND OTHER PROPRIETARY INFORMATION, THE LOSS OF ANY OF WHICH WOULD NEGATIVELY AFFECT OUR BUSINESS

        As of March 31, 1999, we have filed 25 patent applications in the United States and have been issued 18 patents. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications in secrecy until it issues the patents and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.

        In addition, we may need to license or circumvent certain patents to produce our products. Moreover, we may have to participate in interference proceedings, which are proceeding in front of the U.S. Patent and Trademark Office, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

        Although we have not had infringement claims filed against us to date, we may in the future be sued by third parties who claim that our products violate their intellectual property rights. We may not be successful in defending ourselves against such claims. Even if we are successful, the defense of such claims would be expensive and would divert management's focus away from running our business. Consequently, any infringement claim, even if without merit, could adversely affect our business.

        We also rely upon copyrights, trademarks and unpatented trade secrets. Others may independently develop substantially equivalent proprietary information and techniques that would undermine our proprietary technologies. Further, others may gain access to our trade secrets or disclose such technology. Any of these events would negatively impact our business.

WE DEPEND ON KEY MEMBERS OF OUR MANAGEMENT AND SCIENTIFIC STAFF, AND WE MUST RETAIN AND RECRUIT QUALIFIED INDIVIDUALS IF WE ARE TO BE COMPETITIVE

        We are highly dependent on the principal members of our management and scientific staff. The loss of any of these key personnel might impede the achievement of our business objectives. We currently do not maintain key man life insurance on any of our employees. Furthermore, in order to be successful, we must recruit and retain additional qualified marketing, sales and manufacturing personnel. Although we believe that we will be successful both in retaining our current management and scientific staff and attracting and retaining skilled and experienced marketing, sales and manufacturing personnel, we may not be able to employ such personnel on acceptable terms because numerous medical products and other high technology companies compete for the services of these qualified individuals.

WE ARE SUBJECT TO PRODUCT LIABILITY CLAIMS AND WE MAY NOT HAVE SUFFICIENT PRODUCT LIABILITY INSURANCE

        Our business exposes us to potential product liability risks which are inherent in the testing, manufacturing and marketing of human medical products. We currently maintain product liability insurance. We believe that this insurance is adequate for our needs, taking into account the risks involved and cost of coverage. However, our product liability insurance may be insufficient to cover potential liabilities. Furthermore, in the future the coverage that we require may be unavailable on commercially reasonable terms, if at all. Even with our current insurance coverage, a product liability claim or recall could materially adversely affect our business or our financial condition.

WE MUST COMPLY WITH STRICT AND COSTLY ENVIRONMENTAL REGULATIONS

        We are subject to stringent federal, state and local laws, rules, regulations and policies that govern the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. In particular, we are subject to laws, rules and regulations governing the handling and disposal of biohazardous materials used in the development and testing of our products. Although we believe that we have complied with these laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may have to incur significant costs to comply with environmental regulations if our manufacturing to commercial levels continues to increase. In addition, if a government agency determines that we have not complied with these laws, rules and regulations, we may have to pay significant fines and/or take remedial action that would be expensive.

OUR STOCK PRICE IS HIGHLY VOLATILE AND INVESTING IN OUR STOCK INVOLVES A HIGH DEGREE OF RISK

        The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. The following factors may affect the market price of our common stock:

        1.   fluctuation in the Company's operating results;

        2. announcements of technological innovations or new commercial products by us or our competitors;

        3.   changes in governmental regulation;

        4.   prospects and proposals for health care reform;

        5. governmental or third party payors' controls on prices that our customers may pay for our products;

        6. developments or disputes concerning patent or our other proprietary rights;

        7. public concern as to the safety of our devices or similar devices developed by our competitors; and

        8.   general market conditions.

        Because our stock price is so volatile, investing in our common stock is highly risky. A potential investor must be able to withstand the loss of his entire investment in our common stock.


ITEM  7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks with respect to interest rates on the Company's accounts receivable line of credit and short-term investments. The Company does not use derivative financial instruments for speculative or trading purposes.

The accounts receivable line of credit monthly interest expense is based on 2.5% over the prime rate. An increase in the prime rate would expose the Company to higher interest expenses. The balance on the line of credit was $683,000 as of March 31, 1999. For each 1% increase in the prime rate the Company would pay approximately $1,700 of additional interest expense each quarter.

The long term debt monthly interest expense is based on an interest rate of 16%. An increase in interest rates would have exposed the Company to higher interest expenses. The balance on the long term debt was $1,495,000 as of March 31, 1999. For each 1% increase in interest rates the Company would have paid approximately $3,700 of additional interest expense each quarter.

The Company at times has investments in marketable debt securities that are subject to interest rate risks. These investments are classified as "available for sale" securities. The Company does not attempt to reduce or eliminate its market exposure on these investments. Although changes in interest rates may affect the fair market value of "available for sale" securities and cause unrealized gains or losses, such gains or losses would not be realized unless the investments were sold.

ITEM  8.      FINANCIAL  STATEMENTS  AND  SUPPLEMENTAL  DATA


Independent Auditors' Report

Balance Sheets at March 31, 1999 and 1998

Statements of Operations for the Years Ended March 31, 1999, 1998 and 1997

Statements of Shareholders' Equity for the Years Ended March 31, 1999,
  1998 and 1997

Statements of Cash Flows for the Years Ended March 31, 1999, 1998 and 1997

Notes to Financial Statements

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Abaxis, Inc.:

We have audited the accompanying balance sheets of Abaxis, Inc. (the "Company") as of March 31, 1999 and 1998 and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1999 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP
San Jose, California
April 23, 1999

                                   ABAXIS, INC

                                 BALANCE SHEETS

                                                              March 31,
                                                      -------------------------
                                                          1999         1998
                                                      ------------ ------------
                            Assets
Current assets:
  Cash and cash equivalents .......................    $5,426,000   $1,701,000
  Short-term investments ..........................            --    4,196,000
  Trade and other receivables (net of allowance
    for doubtful accounts of $174,000 in 1999
    and $95,000 in 1998) ..........................     2,731,000    1,930,000
  Interest receivable .............................            --      130,000
  Inventories .....................................     1,933,000    1,531,000
  Prepaid expenses ................................       233,000      150,000
                                                      ------------ ------------
           Total current assets ...................    10,323,000    9,638,000
Property and equipment - net ......................     2,518,000    2,309,000
Deposits and other assets .........................        73,000       85,000
                                                      ------------ ------------
Total assets ......................................   $12,914,000  $12,032,000
                                                      ============ ============
            Liabilities and Shareholders' Equity
Current liabilities:
  Borrowings under line of credit..................      $683,000       $   --
  Accounts payable ................................     1,087,000    1,510,000
  Dividend payable ................................        88,000           --
  Accrued payroll and related expenses ............       573,000      769,000
  Other accrued liabilities .......................       410,000      392,000
  Warranty reserve ................................       737,000      707,000
  Deferred rent ...................................        53,000       68,000
  Deferred revenue ................................       258,000      266,000
  Current portion of long-term debt ...............       606,000      174,000
                                                      ------------ ------------
           Total current liabilities ..............     4,495,000    3,886,000
                                                      ------------ ------------
Long-term debt ....................................       889,000      263,000
                                                      ------------ ------------
Commitments and contingencies (Note 6)

Shareholders' equity:
  Convertible preferred stock, no par value:
    authorized shares - 5,000,000; issued and
    outstanding shares - 4,000 in 1999 and
    2,623 in 1998 .................................     3,581,000    3,179,000
  Common stock, no par value: authorized shares -
    35,000,000; issued and outstanding  shares -
    12,957,580 in 1999 and 12,187,620 in 1998 .....    63,944,000   60,362,000
  Deferred compensation ...........................       (28,000)          --
  Accumulated deficit .............................   (59,967,000) (55,658,000)
                                                      ------------ ------------
           Total shareholders' equity .............     7,530,000    7,883,000
                                                      ------------ ------------
Total liabilities and shareholders' equity ........   $12,914,000  $12,032,000
                                                      ============ ============

See notes to financial statements

                                  ABAXIS, INC.

                            STATEMENTS OF OPERATIONS

                                                 Years Ended March 31,
                                       --------------------------------------
                                           1999         1998         1997
                                       ------------ ------------ ------------
Product sales, net ..................  $13,191,000  $12,052,000    7,154,000
Development and licensing revenue....      156,000      135,000      140,000
                                       ------------ ------------ ------------
Total product revenues ..............   13,347,000   12,187,000    7,294,000
                                       ------------ ------------ ------------
Costs and operating expenses:
  Cost of product revenues ..........    9,530,000   10,461,000    7,661,000
  Research and development ..........    2,627,000    1,635,000    1,315,000
  Selling, general and
    administrative ..................    5,352,000    4,741,000    4,867,000
                                       ------------ ------------ ------------
Total costs and operating expenses ..   17,509,000   16,837,000   13,843,000
                                       ------------ ------------ ------------
Loss from operations ................   (4,162,000)  (4,650,000)  (6,549,000)
Interest and other income ...........      183,000      370,000      360,000
Interest expense ....................     (231,000)     (73,000)         --
                                       ------------ ------------ ------------
Net loss ............................  ($4,210,000) ($4,353,000) ($6,189,000)
                                       ============ ============ ============

Basic and diluted loss per
  share (a) .........................       ($0.31)      ($0.44)      ($0.72)
                                       ============ ============ ============

Common stock used in computing
   basic and diluted per
   share amounts ....................   13,794,450   11,920,202   10,502,646
                                       ============ ============ ============

(a) Loss attributable to common shareholders used in computation of loss per share for the years ended March 31, 1999, 1998 and 1997 was $(4,309,000), $(5,233,000) and $(7,595,000), respectively (Note 1).


See notes to financial statements.

                                  ABAXIS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                         Convertible Preferred
                                                 Stock              Common Stock      Deferred                   Total
                                       --------------------- ------------------------ Compensa-  Accumulated  Shareholders'
                                        Shares     Amount      Shares       Amount      tion       Deficit       Equity
                                       --------- ----------- ----------- ------------ --------- ------------- ------------
Balances at April 1, 1996 ............      --       $   --   9,857,628  $53,556,000       --   ($42,830,000) $10,726,000
Stock option exercises ...............      --           --      20,925       67,000       --           --         67,000
Issuance of Series A preferred
  stock in a private placement,
  net of issuance costs
  of $220,000 ........................  500,000   2,738,000          --    2,042,000       --           --      4,780,000
Preferred dividends paid .............      --           --          --          --        --        (26,000)     (26,000)
Accretion of preferred stock .........      --    1,380,000          --          --        --     (1,380,000)         --
Conversion of Series A preferred
  stock into common stock ............ (500,000) (4,118,000)  2,007,600    4,118,000       --           --            --
Net loss .............................      --           --          --          --        --     (6,189,000)  (6,189,000)
                                       --------- ----------- ----------- ------------ --------- ------------- ------------
Balances at March 31, 1997 ...........      --           --  11,886,153   59,783,000       --    (50,425,000)   9,358,000
Stock option exercises ...............      --           --      31,650       41,000       --           --         41,000
Issuance of common stock for services       --           --      24,944       69,000       --           --         69,000
Issuance of Series B preferred
  stock in a private placement,
  net of issuance costs
  of $232,000 ........................    3,000   2,018,000          --      750,000       --           --      2,768,000
Accretion of preferred stock .........      --      880,000          --          --        --       (880,000)         --
Conversion of Series B preferred
  stock into common stock ............     (377)   (469,000)    244,873      469,000       --           --            --
Net loss .............................      --           --          --          --        --     (4,353,000)  (4,353,000)
                                       --------- ----------- ----------- ------------ --------- ------------- ------------
Balances at March 31, 1998 ...........    2,623   2,429,000  12,187,620   61,112,000       --    (55,658,000)   7,883,000
Stock option exercises ...............      --           --      33,908       16,000       --           --         16,000
Issuance of common stock for services       --           --      77,823      159,000       --           --        159,000
Issuance of Series C preferred
  stock in a private placement,
  net of issuance costs
  of $419,000 ........................    4,000   3,581,000          --          --        --           --      3,581,000
Preferred dividend payable ...........      --           --          --          --        --        (88,000)     (88,000)
Accretion of preferred stock .........      --       11,000          --          --        --        (11,000)         --
Conversion of Series B preferred
  stock into common stock ............   (2,623) (2,440,000)  1,658,629    2,440,000       --           --            --
Options and warrants granted
  to consultants .....................      --           --          --      217,000  (217,000)         --            --
Amortization of deferred compensation.      --           --          --          --    189,000          --        189,000
Net loss .............................      --           --          --          --               (4,210,000)  (4,210,000)
                                       --------- ----------- ----------- ------------ --------- ------------- ------------
Balances at March 31, 1999 ...........    4,000  $3,581,000  13,957,980  $63,944,000  ($28,000) ($59,967,000)  $7,530,000
                                       ========= =========== =========== ============ ========= ============= ============

See notes to financial statements

                                  ABAXIS, INC.

                           STATEMENTS OF CASH FLOWS

                                                    Years Ended March 31,
                                          --------------------------------------
                                              1999         1998         1997
                                          ------------ ------------ ------------
Operating activities:
  Net loss .............................. ($4,210,000) ($4,353,000) ($6,189,000)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
    Depreciation and amortization .......     709,000      703,000      934,000
    Common stock issued for services ....     159,000       69,000          --
    Amortization of deferred compensation     189,000          --           --
    Changes in assets and liabilities:
      Trade and other receivables .......    (801,000)    (240,000)  (1,000,000)
      Interest receivable ...............     130,000      (50,000)     (39,000)
      Inventories .......................    (402,000)     687,000     (762,000)
      Prepaid expenses ..................     (83,000)     (15,000)     (43,000)
      Deposits and other assets .........      12,000       (5,000)     (18,000)
      Accounts payable ..................    (423,000)     815,000     (322,000)
      Accrued payroll and related
        expenses ........................    (196,000)     165,000      187,000
      Warranty reserve and other
        accrued liabilities .........          33,000       94,000      505,000
      Deferred revenue ..................      (8,000)      19,000      104,000
      Customer deposits .................         --           --      (175,000)
                                          ------------ ------------ ------------
        Net cash used in operating
          activities ....................  (4,891,000)  (2,111,000)  (6,818,000)
                                          ------------ ------------ ------------
Investing activities:
  Purchase of available-for-sale
    securities ..........................  (1,474,000) (10,328,000) (27,370,000)
  Maturities of available-for-sale
    securities ..........................   5,670,000    9,526,000   30,172,000
  Sales of available-for-sale
    securities ..........................         --       491,000          --
  Purchase of property and equipment ....    (918,000)    (559,000)    (960,000)
                                          ------------ ------------ ------------
        Net cash provided by (used in)
          investing activities ..........   3,278,000     (870,000)   1,842,000
                                          ------------ ------------ ------------
Financing activities:
  Proceeds from equipment financing .....   1,472,000      600,000          --
  Repayment of equipment financing ......    (414,000)    (163,000)         --
  Net borrowings under line-of-credit
    agreement............................     683,000          --           --
  Proceeds from issuance of common
    and preferred stock .................   3,581,000    2,809,000    4,847,000
  Exercise of stock options..............      16,000          --           --
  Preferred dividends paid ..............         --           --       (26,000)
                                          ------------ ------------ ------------
        Net cash provided by financing
           activities ...................   5,338,000    3,246,000    4,821,000
                                          ------------ ------------ ------------
Net increase (decrease) in cash and
  cash equivalents ......................   3,725,000      265,000     (155,000)
Cash and cash equivalents at
  beginning of year .....................   1,701,000    1,436,000    1,591,000
                                          ------------ ------------ ------------
Cash and cash equivalents at end of
  year ..................................  $5,426,000   $1,701,000   $1,436,000
                                          ============ ============ ============
Supplemental disclosures of cash
 flow information -
  Cash paid for interest ................    $298,000      $73,000       $  --
                                          ============ ============ ============

  Cash paid for taxes ...................     $28,000       $  --        $  --
                                          ============ ============ ============
Noncash financing activity -
  Conversion of preferred stock into
    common stock ........................  $2,440,000     $469,000   $4,118,000
                                          ============ ============ ============
  Accretion of preferred
    stock (Note 8) ......................     $11,000     $880,000   $1,380,000
                                          ============ ============ ============

  Accrued dividends on preferred stock...     $88,000       $  --        $  --
                                          ============ ============ ============

See notes to financial statements.

                                  ABAXIS, INC.

                          NOTES TO FINANCIAL STATEMENTS
                    YEARS ENDED MARCH 31, 1999, 1998 AND 1997

1. Organization and Summary of Significant Accounting Policies Abaxis, Inc. (the Company) was incorporated in California in 1989 and develops, manufactures and markets portable blood analysis systems.

Future Capital Requirements - The Company expects to incur substantial costs in fiscal 2000 related to the continued development and marketing of its products. In addition, future capital requirements will include amounts necessary to fund accounts receivable, inventories, and capital equipment acquisitions. The Company believes that its existing capital resources, available debt facilities and anticipated revenue from VetScan and Piccolo product sales will be adequate to satisfy its currently planned financial requirements through fiscal 2000. In the event revenue is significantly below the anticipated level or there are other unexpected adverse developments affecting cash flow, the Company will need to raise additional funds from private or public financing if it is to sustain its currently planned level of operating expenses during fiscal 2000, or in the event that the Company is unsuccessful in raising sufficient funding, the Company will have to significantly reduce its operating expenses.

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

Cash Equivalents and Investments - Cash equivalents consist primarily of money market accounts and short-term financial instruments with original maturities of less than 90 days from the date of acquisition that are readily convertible into cash.

Short-term investments have maturities of less than one year from the balance sheet date. Short-term investments consist primarily of marketable debt securities that are classified as "available-for-sale" and are carried at amortized cost, which approximates quoted market prices. Unrealized gains and losses, net of tax, are recorded in shareholders' equity, if material. Realized gains and losses are computed based on the specific identification method.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short -term investments, and accounts receivable. Cash and cash equivalents consist primarily of interest-bearing accounts and are regularly monitored by management. The Company has placed the majority of its short-term investments in high-credit, high-quality corporate notes and commercial paper.

The Company sells its products primarily to organizations in the United States, Japan and Europe. The Company monitors the credit status of its customers on an ongoing basis and generally does not require its customers to provide collateral for purchases on credit. The Company maintains allowances for potential bad debt losses. At March 31, 1999, one customer accounted for 32% of accounts receivable, respectively. At March 31, 1998, two customers accounted for 39% and 20% of accounts receivable, respectively.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are generally provided using the straight-line method over the shorter of the estimated useful lives of the assets (two to five years). Leasehold improvements are amortized over the shorter of the estimated useful lives or the related lease term. During 1999 the Company capitalized $67,000 of interest on constructed assets.

Valuation of Long-lived Assets - The carrying value of the Company's long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that an asset may not be recoverable. The Company looks to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. If impairment is determined to exist, any related impairment loss is calculated based on fair value.

Revenue Recognition - Revenues are recognized upon shipment. Rights of return are generally not provided and a provision for the estimated future cost of warranty is made at the time revenue is recognized. Revenues under extended warranty arrangements are recognized ratably over the related warranty period.

Fair Value of Financial Instruments - The fair value of long-term debt approximates the carrying amount based on the current rate offered to the Company for debt of the same remaining maturities.

Income Taxes - The Company accounts for income taxes using an asset and liability approach to recording deferred taxes.

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25). Stock-based awards to consultants and other non-employees are accounted for based upon estimated fair values in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-based Compensation."

Per Share Information - Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding and the net loss attributable to common shareholders. Diluted loss per share is computed by dividing net income (loss) by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. As a result of operating losses, there is no difference between the basic and diluted calculations of loss per share. Shares used in the calculation of diluted loss per share during 1999, 1998 and 1997 exclude 1,805,000, 1,906,000, 107,000, respectively, common equivalent shares related to options, warrants and preferred stock. Loss attributable to common shareholders includes accrued dividends and the accretion relating to the calculated imbedded yield representing the discount on the assumed potential conversion of the preferred stock issued by the Company (See
Note 8).

The reconciliation of net loss to net loss attributable to common shareholders is as follows:

                                                 Years Ended March 31,
                                       --------------------------------------
                                           1999         1998         1997
                                       ------------ ------------ ------------
Net loss ............................. ($4,210,000) ($4,353,000) ($6,189,000)
Cumulative preferred stock dividends .     (88,000)         --       (26,000)
Value assigned to accretion of
  preferred stock (Note 8) ...........     (11,000)    (880,000)  (1,380,000)
                                       ------------ ------------ ------------
                                       ($4,309,000) ($5,233,000) ($7,595,000)
                                       ============ ============ ============

Comprehensive Income (Loss) - In the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from nonowner sources. Comprehensive income (loss) was the same as net income (loss) for the years ended March 31, 1999, 1998 and 1997.

New Accounting Pronouncements - For the year ended March 31, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." See Note 10 for the related disclosure for this standard.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this statement will not impact the Company's financial position, results of operations or cash flows. The Company is currently required to adopt this statement in the first quarter of fiscal year 2001.

2.      Inventories

   Inventories at March 31 consist of the following:


                                                  1999         1998
                                              ------------ ------------
Raw materials ..............................     $910,000     $909,000
Work in process ............................      574,000      261,000
Finished goods .............................      449,000      361,000
                                              ------------ ------------
                                               $1,933,000   $1,531,000
                                              ============ ============


3.      Property and Equipment

   Property and equipment at March 31 consist of the following:

                                                  1999         1998
                                              ------------ ------------
Machinery and equipment ....................   $4,137,000   $3,867,000
Furniture and fixtures .....................      929,000      922,000
Computers and computer equipment ...........      961,000      879,000
Leasehold improvements .....................      320,000      312,000
Construction in progress ...................    1,751,000    1,224,000
                                              ------------ ------------
                                                8,098,000    7,204,000
Accumulated depreciation and amortization ..   (5,580,000)  (4,895,000)
                                              ------------ ------------
Property and equipment, net ................   $2,518,000   $2,309,000
                                              ============ ============


4.      Line of Credit

The Company maintains a $2,500,000 line of credit, which is collateralized by the Company's accounts receivable, bears interest at the prime rate (7.75% at March 31, 1999) plus 2.5%, and expires in August, 1999. At March 31, 1999 the amount outstanding under the line of credit was $683,000. In connection with this line of credit agreement, warrants to purchase 42,106 shares of the Company's common stock at an exercise price of $1.78 per share were issued to the lender. As of March 31, 1999, the warrants have not been exercised and will expire on September 8, 2003.

5.      Long-term Debt

At March 31, 1999, the Company had $1,495,000 outstanding under an equipment financing agreement, which is collateralized by the Company's equipment and bears a 16% interest rate. Payments are due in monthly installments of principal and interest totaling approximately $66,000, with balloon payments of $60,000 due on April 1, 2000 and $147,000 due on September 1, 2001. In connection with this equipment financing agreement, warrants to purchase 106,667 shares of the Company's common stock at an exercise price of $3.00 per share were issued to the lender. As of March 31, 1999, the warrants have not been exercised and will expire on April 30, 2004.

Future payment requirements are as follows:

    Fiscal Year Ending March 31,
     2000 ..................................     $606,000
     2001 ..................................      527,000
     2002 ..................................      362,000
                                              ------------
                                               $1,495,000
                                              ============

6.      Commitments and Contingencies

Leases - The Company leases its principal facility and certain computer and office equipment under noncancelable operating lease agreements, which expire on various dates through February 2002. Monthly rental payments increase based on a predetermined schedule. The Company recognizes rent expense on a straight-line basis over the life of the lease.

The future minimum payments under the leases at March 31, 1999 are as follows:

    Fiscal Year Ending March 31,
     2000 ..................................     $742,000
     2001 ..................................      271,000
     2002 ..................................       11,000
                                              ------------
                                               $1,024,000
                                              ============

Rent expense under operating leases was approximately $691,000, $652,000 and $390,000 for the years ended March 31, 1999, 1998 and
1997, respectively.

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

8.      Shareholders' Equity

Convertible Preferred Stock - In September 1996, the Company sold 500,000 shares of Series A convertible preferred stock in a private placement, resulting in net proceeds of $4,780,000. The Series A convertible preferred stock included a conversion feature such that each share was convertible into common stock at the option of the shareholder based upon a variable exchange ratio ranging from 71% to 80% of the then current market price of the Company's common stock, depending upon the timing of conversion. The imbedded yield to the preferred shareholders as a result of the discounted conversion feature was allocated to common stock and was accreted to preferred stock over the preferred stock holding period. The imbedded yield assumes the most beneficial conversion terms to the holder and was determined using the intrinsic value method which represents the aggregate difference between the conversion price and the then fair value of the Company's common stock. In November and December 1996, the 500,000 shares of Series A convertible preferred stock were converted into 2,007,600 shares of common stock in accordance with the specified exchange ratios. In connection with the conversion, a dividend of $26,000 was paid to the holders of the Series A preferred stock in accordance with the rights of the shareholders.

During fiscal 1998, the Board of Directors authorized and designated 3,000 shares of Series B convertible preferred stock. In July 1997, the Company sold the 3,000 shares of Series B convertible preferred stock in a private placement, resulting in net proceeds of $2,768,000. The Series B convertible preferred stock included a conversion feature such that each share was convertible into common stock at the option of the shareholder based upon a variable exchange ratio equal to 80% of the current market price of the Company's common stock, not to exceed 100% of the average of the closing bid prices for the five consecutive trading days prior to the Series B convertible preferred stock issuance date. The imbedded yield to the preferred shareholders as a result of the discounted conversion feature was allocated to common stock and was accreted to preferred stock over the preferred stock holding period. The imbedded yield assumes the most beneficial conversion terms to the holder and was determined using the intrinsic value method which represents the aggregate difference between the conversion price and the then fair value of the Company's common stock. At March 31, 1998, 377 shares of Series B preferred stock had been converted to common stock and the remainder was converted during fiscal 1999 in accordance with the specified exchange ratios.

In November 1998 the Company sold 4,000 shares of non-voting Series C Convertible Preferred Stock to certain non-U.S. purchasers at a price per share of $1,000, with net proceeds to the Company of approximately $3,581,000. Each share of Series C Preferred Stock shall be entitled to receive a dividend of $60 per share per annum, payable in cash or stock at the option of the Company. The 4,000 shares of Series C Preferred Stock are convertible into 1,600,000 shares of the Company's common stock. The number of converted shares is determined by dividing $1,000, the purchase price per share of Series C Preferred Stock, by $2.50, the initial conversion price for the Series C Preferred Stock. The conversion price may be adjusted to reflect any stock dividends, stock splits, stock combinations, recapitalizations or similar events. The Series C Preferred Stock will automatically
convert into common stock on October 31, 2002.    A dividend of
$88,000 was accrued at March 31, 1999.

Stock Option Plan - Under the Company's 1998 Stock Option Plan (the Option Plan), options to purchase common stock may be granted to employees and consultants of the Company. Options granted under the Option Plan may be either incentive stock options or nonqualified stock options. Incentive stock options are granted at no less than the fair market value of the common stock on the date of grant, and nonqualified stock options are granted at no less than 85% of the current fair market value of the common stock on the date of grant. The stock options generally expire ten years from the date of grant and normally become exercisable ratably over four years. Under the Company's 1992 Outside Directors' Stock Option Plan (the Directors'
Plan), options to purchase common stock may be granted only to directors of the Company who are not employees. Options under the Directors' Plan are nonqualified stock options and are granted at the fair market value on the date of grant and expire ten years from the date of grant.

In a prior year, the Company's Board of Directors reserved 20,000 shares of common stock of which options to purchase 15,000 shares were granted to a non-employee director at the fair market value of the Company's common stock on the date of grant. At March 31, 1999, 5,000 of these options remained outstanding.

During the fiscal years ending March 31, 1999, 1998 and 1997, the Company granted 135,000, 10,000 and 20,000 nonstatutory stock options to consultants, the values of which were originally estimated at $190,000, $15,000 and $37,000, respectively. The value attributable to the unvested portion of the grants is being amortized over the vesting periods of up to four years and is subject to adjustment based upon the future value of the Company's stock.

Information with respect to stock option activity is summarized as follows:

                                                 Options Outstanding
                                              -------------------------
                                                             Weighted
                                                             Average
                                               Number of     Exercise
                                                 Shares       Price
                                              ------------ ------------
Balances at April 1, 1996 ..................      798,605        $4.85
Granted (weighted average fair value
  of $2.99 per share).......................      634,350         4.56
Exercised ..................................      (20,925)        3.23
Canceled ...................................     (234,981)        5.75
                                              ------------
Balances at March 31, 1997 (464,065 shares
  vested at a weighted average price
  of $4.15) ................................    1,177,049         4.54
Granted (weighted average fair value
  of $1.69 per share) ......................      323,000         2.89
Exercised ..................................      (31,650)        1.28
Canceled ...................................     (301,144)        4.82
                                              ------------
Balances at March 31, 1998 (605,329 shares
  vested at a weighted average price
  of $4.39) ................................    1,167,255         4.10
Granted (weighted average fair value              615,050         2.37
  of $1.69 per share) ......................
Exercised ..................................      (33,908)        0.49
Canceled ...................................     (313,454)        3.89
                                              ------------
Balances at March 31, 1999 .................    1,434,943        $3.49
                                              ============

Additional information regarding options outstanding as of March 31, 1999 is as follows:

                          Options Outstanding        Options Exercisable
                   -------------------------------- ---------------------
                                Weighted
                                Average
                               Remaining  Weighted-             Weighted-
                               Contractual Average               Average
     Range of        Number       Life    Exercise    Number    Exercise
 Exercise Prices    of Shares   (years)     Price    of Shares    Price
------------------ ----------- ---------- --------- ----------- ---------
 $0.32  to  $1.59      87,500       4.98     $1.22      54,500     $1.01
  1.63       1.88     153,000       9.57      1.85       6,500      1.72
  1.88       2.13     170,000       7.72      2.04     106,313      2.06
  2.19       2.50     163,633       8.58      2.41      42,492      2.47
  2.52       3.06     143,768       8.51      2.73      55,666      2.75
  3.13       3.50     176,833       7.52      3.31     102,000      3.23
  3.78       5.00      98,000       6.27      4.47      92,086      4.50
  5.13       5.13     254,000       7.23      5.13     174,708      5.13
  5.25       6.25     145,209       6.17      5.72     119,245      5.73
  6.50  to   9.11      43,000       3.66      7.63      39,584      7.59
                   -----------                      -----------
 $0.32      $9.11   1,434,943       7.44     $3.49     793,094     $3.99
                   ===========                      ===========

At March 31, 1999, 1,134,060 and 14,750 shares were available for future grants under the Option Plan and the Directors' Plan, respectively.

Additional Stock Plan Information - As discussed in Note 1, the
Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB No. 25, and its related interpretations.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires the disclosure of pro forma net loss and loss per share as if the Company had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 23 months following vesting; volatility, 88% in 1999, 77% in 1998, and 91% in 1997; risk-free interest rate 5.5% in 1999, 5.9% in 1998, and 5.8% in 1997; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net loss attributable to common shareholders would have been $4,865,000 ($0.35 per share) in 1999, $5,055,000 ($0.50 per share) in
1998, and $7,022,000 ($0.80 per share) in 1997. However, the impact of outstanding non-vested stock options granted prior to fiscal year 1996 has been excluded from the pro forma calculation; accordingly, the fiscal years 1999, 1998 and 1997 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

9.      Income Taxes

As of March 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $53,100,000 and $22,950,000, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $1,875,000 and $990,000, respectively. The net operating loss and credit carryforwards will expire at various dates from 2000 through 2019, if not utilized. Use of the Company's net operating loss and tax credit carryforwards may be limited if a change in ownership, as defined by the Internal Revenue Code, occurs.

Significant components of the Company's deferred tax assets are as follows:

       Significant components of the Company's deferred tax assets are as follows:

                                                   1999         1998
                                               ------------ ------------
Deferred tax assets:
  Net operating loss carryforwards ..........  $19,390,000  $18,000,000
  Research and development credit and
    manufacturer's investment credit
    carryforwards ...........................    2,530,000    2,560,000
  Capitalized research and development ......      450,000      700,000
  Other, net ................................      810,000      570,000
                                               ------------ ------------
                                                23,180,000   21,830,000
Valuation allowance for deferred tax assets .  (23,180,000) (21,830,000)
                                               ------------ ------------
Total deferred tax assets ...................      $   --       $   --
                                               ============ ============

The Company has not recorded any tax provision or credit for income taxes due to the Company's historic losses and uncertainties surrounding the ability to utilize its deferred tax assets in the future.

10.     Customer and Geographic Information

The Company currently operates in one segment. The following is a summary of revenues from external customers for each group of products and services provided by the Company:

                                         Years Ended March 31,
                               --------------------------------------
                                   1999         1998         1997
                               ------------ ------------ ------------
Blood chemistry analyzers....   $5,303,000   $7,453,000   $4,616,000
Reagent discs................    7,065,000    4,351,000    2,099,000
Other........................      823,000      248,000      439,000
                               ------------ ------------ ------------
  Product sales, net.........   13,191,000   12,052,000    7,154,000
Development and licensing
  revenue....................      156,000      135,000      140,000
                               ------------ ------------ ------------
Total revenues...............  $13,347,000  $12,187,000   $7,294,000
                               ============ ============ ============

In fiscal year 1999, one customer accounted for 39% of total revenues. Three customers accounted for 29%, 19% and 13%, respectively, of total revenues for the fiscal year ended March 31, 1998. Three customers accounted for 34%, 20% and 10%, respectively, of total revenues for the fiscal year ended March 31, 1997.

The following is a summary of revenues by geographic region based on customer location:

                                         Years Ended March 31,
                               --------------------------------------
                                   1999         1998         1997
                               ------------ ------------ ------------
United States ...............  $11,179,000   $8,633,000   $5,017,000
Europe ......................   $1,210,000     $806,000     $695,000
Asia and Latin America.......      958,000    2,748,000    1,582,000
                               ------------ ------------ ------------
Total .......................  $13,347,000  $12,187,000   $7,294,000
                               ============ ============ ============

The Company's long-lived assets are located in the United States.

ITEM 9. DISSAGREEMENTS WITH AUDITORS

        None

                               PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the directors and executive officers of the Company as of June 25, 1999.

             Name                Age                   Title
------------------------------- ----- ---------------------------------------
Clinton H. Severson               51  Chairman of the Board, President, Chief
                                        Executive Officer and Director

Richard Bastiani, Ph.D.  (2)      56  Director

Brenton G. A. Hanlon  (2)         53  Director

Prithipal Singh, Ph.D.   (1)      60  Director

Ernest S. Tucker, III, MD  (1)    66  Director

Michael Mercer                    45  Vice President of Domestic Marketing
                                        and Sales

Robert Milder                     49  Vice President of Operations

Diane Oates                       45  Vice President of Regulatory
                                        Affairs/Quality Systems

Vladimir E. Ostoich, Ph.D.        53  Vice President of Engineering, Founder

Donald J. Stewart                 43  Vice President of Finance and
                                        Administration and CFO and Secretary

Daniel Wong, Ph.D.                47  Vice President of Development

-------------
(1) Member of the Audit Committee
(2) Member of the Compensation Committee

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

Mr. Mercer joined Abaxis on October 26, 1998 as the Vice President of Domestic Marketing and Sales. Prior to joining Abaxis, Mr. Mercer was a healthcare marketing consultant in the area of cardiovascular surgery, critical care medicine and physician point-of-care diagnostics. From 1995 to 1997 Mr. Mercer was Vice President of Sales and Marketing for Sendx Medical, a manufacturer of blood gas, electrolyte and hematocrit analyzers.

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

Mr. Stewart joined Abaxis in July 1998, as the Vice President of Finance and Administration and CFO and Secretary. Prior to joining Abaxis, Mr. Stewart was the Chief Financial Officer of Mimetix, Inc., a private pharmaceutical company. From 1984 to 1997, Mr. Stewart held various financial management positions for SEQUUS Pharmaceuticals, Inc., most recently as Vice President of Finance.

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

ITEM 11    EXECUTIVE COMPENSATION AND OTHER MATTERS

The following table sets forth information concerning the compensation during the fiscal years ended March 31, 1999, March 31, 1998 and March 31, 1997 of the Chief Executive Officer of the Company during fiscal 1999 and four other most highly compensated executive officers of the Company whose total salary and bonus for fiscal 1999 exceeded $100,000, for services in all capacities to the Company, during fiscal 1999.

                          Summary Compensation Table

                                                                    Long-Term
                                                                   Compensation
                                                                     Awards
                                                                   -----------
                                             Annual Compensation($)Securities
             Name and                Fiscal  --------------------- Underlying
        Principal Position            Year     Salary     Bonus      Options
----------------------------------- -------- ---------- ---------- -----------
Clinton H. Severson................   1999    $200,000    $60,450         -0-
President and Chief Executive         1998     193,254     73,950      50,000
Officer                               1997     146,535       -0-      250,000


Robert Milder......................   1999     $93,000    $20,400      65,000
Vice President of Operations          1998        -0-        -0-        -0-
                                      1997        -0-        -0-        -0-


Vladimir E. Ostoich................   1999    $144,740    $47,630      25,000
Vice President of Marketing and       1998     139,173     60,550         -0-
Sales for North America               1997     145,287     23,556      25,000


Diane Oates........................   1999     $90,000    $48,605      10,000
Vice President of                     1998      81,975     18,785      30,000
Regulatory/Quality Systems            1997        -0-        -0-          -0-


Daniel Wong........................   1999    $135,000    $47,630         -0-
Vice President of Development         1998     129,808     60,550         -0-
                                      1997     135,296     22,825      25,000

Stock Options Granted in Fiscal 1999

The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended March 31, 1999, to the persons named in the Summary
Compensation Table.



                             Option Grants in Fiscal 1999

                                     Individual Grants
                        --------------------------------------------
                                    Percent                            Potential Realizable
                                    of Total                             Value at Assumed
                                    Options                              Annual Rates of
                                    Granted                                Stock Price
                                       to     Exercise                  Appreciation for
                         Options   Employees   or Base     Expir-        Option Term(1)
                          Granted  in Fiscal  Price per    ation     ----------- ------------
         Name            (#) (2)      Year    ($)/Sh(3)     Date        5%($)       10%($)
----------------------- ---------- ---------- --------- ------------ ----------- ------------
Robert Milder.......       65,000       11.0%    $2.16   10/26/2008     $88,445     $224,136
Diane Oates.........       10,000        2.0%    $2.56   05/26/2008     $16,119      $40,848
Vladimir E. Ostoich.       25,000        4.4%    $1.88   10/26/2008     $29,479      $74,707

--------

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

(2) All options granted in fiscal 1999 were granted pursuant to the Company's 1989 Stock Option Plan. These options vest and become exercisable at the rate of one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by the Company. Under the Company's 1989 Stock Option Plan, the Board retains discretion to modify the terms, including the price, of outstanding options. For additional information regarding options, see "Change of Control Arrangements."

(3)  All options were granted at market value on the date of grant.


Option Exercises in Fiscal 1999 and Fiscal 1999 Year-End Option Values

The following table provides the specified information concerning exercises of options to purchase the Company's Common Stock in the fiscal year ended March 31, 1999, and unexercised options held as of March 31, 1999, by the persons named in the Summary Compensation Table.

                Option Exercises and Fiscal 1999 and Year-End Values

                                                    Number of Securities        Value of Unexercised
                          Shares                   Underlying Unexercised       In-the-Money Options
                         Acquired      Value         Options at 3/31/99           at 3/31/99 ($)(2)
                            on       Realized   ---------------------------- ----------------------------
         Name           Exercise(#)     ($)     Exercisable(1) Unexercisable Exercisable(1) Unexercisable
----------------------- ----------- ----------- -------------  ------------- -------------  -------------
Clinton H. Severson..          -0-         -0-       215,625         84,375           --             --

Robert Milder........          -0-         -0-           --          65,000           --          $1,563

Vladimir E. Ostoich..          -0-         -0-        96,563         34,062       $22,125         $1,563

Diane Oates..........          -0-         -0-        12,500         27,500           --             --

Daniel Wong..........          -0-         -0-        75,743          9,257           --             --


 ---------------------------

(1) Company stock options generally vest one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by the Company. All options are exercisable only to the extent vested.

(2) The value of the unexercised in-the-money options is based on the closing price of the Company's Common Stock ($1.94 per share) on March 31, 1999 and is net of the exercise price of such options.


Compensation of Directors

All non-employee directors of the Company receive compensation in the amount of $750 per Board meeting they attend plus reimbursement of reasonable travel expenses incurred. In addition, Dr. Tucker serves as a consultant to the Company and receives monthly compensation of $1,000 plus reimbursement of expenses for attending meetings at or on behalf of the Company. Each of the Company's non-employee directors also receives an automatic annual grant of options to purchase 4,000 shares of Common Stock under the Company's 1992 Outside Directors Stock Option Plan. In addition, Dr. Tucker receives an additional annual grant of options to purchase 5,000 shares for serving as a consultant. Clinton H. Severson is a director of the Company and also an employee of the Company. He does not receive any compensation for his services as a member of the Board of Directors.



Change of Control Arrangements

The Company's 1998 Stock Option Plan and the 1992 Outside Directors Stock Option Plan (the "Option Plans") provide that, in the event of a transfer of control of the Company ("Transfer of Control"), the surviving, continuing, successor or purchasing corporation or a parent corporation thereof, as the case may be (the "Acquiring Corporation"), shall either assume the Company's rights and obligations under stock option agreements outstanding under the Option Plans (the "Options") or substitute options for the Acquiring Corporation's stock for such outstanding Options. In the event the Acquiring Corporation elects not to assume or substitute for such outstanding Options in connection with a merger constituting a Transfer of Control, the Company's Board shall provide that any unexercisable and/or unvested portion of the outstanding Options shall be immediately exercisable and vested as of a date prior to the Transfer of Control, as the Company's Board so determines. Any Options which are neither assumed by the Acquiring Corporation, nor exercised as of the date of the Transfer of Control, shall terminate effective as of the date of the Transfer of Control. Options which are assumed by the Acquiring Corporation shall become exercisable and vested as provided under the relevant stock option agreements under the Option Plans, unless the Acquiring Corporation terminates the option holder under certain circumstances defined in the Option Plans. Under such circumstances, the holder's options shall become immediately exercisable and vested as of the date of termination.

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

Employment Agreements

In March 1997, the Company entered into an employment agreement with Clinton H. Severson, providing Mr. Severson as President and Chief Executive Officer of Abaxis with six months of salary and benefits if his employment with the Company is terminated for other than cause.




















ITEM 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND  MANAGEMENT

The following table sets forth as of June 25, 1999, certain information with respect to the beneficial ownership of the Company's Common Stock by
(i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company, (ii) each director and director-nominee of the Company, (iii) the persons named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group.

                                                         Percent
                                                        of Abaxis
                                            Number        Common
                                          of Shares       Stock
Name and Address of Beneficial Owner(1)     Owned     Outstanding(2)
----------------------------------------  ----------  --------------
Clinton H. Severson(4).................     360,017            2.53%

Vladimir Ostoich(3)....................     226,289            1.61%

Daniel Wong(5).........................      77,768             *

Ernest S. Tucker, III, M.D.(7).........      51,588             *

Prithipal Singh(8).....................      49,510             *

Robert Milder(11)......................      41,700             *

Diane Oates(6).........................      38,542             *

Richard Bastiani, Ph.D.(9).............      26,542             *

Brenton G. A. Hanlon(10)...............      16,667             *



Executive officers and directors as
 a group (10 persons)(12)..............     967,703            6.65%

 -----------------
  *  Less than 1%

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

(2) The percentages shown in this column are calculated from the 13,957,980 shares of Common Stock actually outstanding on June 25, 1999 in addition to options held by that person that are currently exercisable which are deemed outstanding in accordance with the rules of the Securities and Exchange Commission.

(3)  Includes an aggregate of 29,500 shares held by Dr. Ostoich's
     IRA, 27,500 shares held by Mrs. Ostoich's IRA and 74,328 shares held of record by the Vladimir Ostoich and Liliana Ostoich Trust Fund, for the benefit of Dr. Ostoich and his wife. Also includes 99,167 shares subject to stock options exercisable by Dr.
     Ostoich within sixty days of June 25, 1999. Does not include shares that are held by his adult children as to which Mr. Ostoich disclaims beneficial ownership.

(4) Includes 112,100 shares of stock held by Mr. Severson. Also includes 247,917 shares subject to options exercisable by Mr. Severson within sixty days of June 25, 1999.

(5) Includes 6,000 shares of stock held by Mr. Wong's spouse, as to which Mr. Wong disclaims beneficial ownership. Also includes 78,306 shares subject to options exercisable by Dr. Wong within sixty days of June 25, 1999.

(6) Includes 20,000 shares of stock held by Ms. Oates. Also includes 18,542 shares subject to options exercisable by Ms. Oates within sixty days of June 25, 1999.

(7) Includes 6,545 shares of stock held by Dr. Tucker. Also includes 45,043 shares subject to options exercisable by Dr.
     Tucker within sixty days of June 25, 1999.

(8) Includes 10,000 shares of stock held by Mr. Singh. Also includes 39,510 shares subject to options exercisable by Mr. Singh within sixty days of June 25, 1999.

(9) Includes 6,000 shares of stock held by Dr. Bastiani. Also includes 20,542 shares subject to options exercisable by Dr.
     Bastiani within sixty days of June 25, 1999.

(10) Includes 16,667 shares subject to options exercisable by Mr.
     Hanlon within sixty days of June 22, 1999.

(11) Includes 29,200 shares of stock held by Mr. Milder. Also includes 12,500 shares subject to options exercisable by Mr. Milder within sixty days of June 25, 1999.

(12) Includes 591,736 shares subject to options exercisable within sixty days of June 25, 1999.


ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None




                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)        List of documents filed as part of this report:


           1.  Financial Statements

           Reference is made to the Index to Financial Statements under Item 8 of Part II hereof, where these documents are included.


           2.  Financial Statement Schedules


               Independent Auditors' Report

               Schedule II - Valuation and Qualifying Accounts and Reserves


           Other financial statement schedules are not included because they are not required or the information is otherwise shown in the financial statements or notes thereto.

           3. Exhibits filed with this Report on Form 10-K (numbered in accordance with Item 601 of Regulation S-K)


Exhibit Number     Description

22.1               Subsidiaries of the Registrant

23.1               Independent Auditors Consent

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

                                            June 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature                         Title                    Date
---------------------------- ---------------------------------- -------------
/s/ CLINTON H. SEVERSON      President, Chief Executive         June 29, 1999
---------------------------- Officer and Director (Principal
Clinton H. Severson          Executive Officer)


/s/ DONALD J. STEWART        Vice President of Finance and      June 29, 1999
---------------------------- Administration and Chief
Donald J. Stewart            Financial Officer (Chief
                             Financial and Accounting Officer)


/s/ RICHARD BASTIANI         Director                           June 29, 1999
----------------------------
Richard Bastiani


/s/ BRENTON G. A. HANLON     Director                           June 29, 1999
----------------------------
Brenton Hanlon


/s/ PRITHIPAL SINGH          Director                           June 29, 1999
----------------------------
Prithipal Singh


/s/ ERNEST TUCKER            Director                           June 29, 1999
----------------------------
Ernest Tucker

                           INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Abaxis Inc.:

We have audited the financial statements of Abaxis, Inc. (the "Company") as of March 31, 1999 and 1998, and for each of the three years in the period ended March 31, 1999, and have issued our report thereon dated April 23, 1999; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ Deloitte & Touche LLP
San Jose, CA
April 23, 1999

                                   ABAXIS, INC
              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                Balance   Charged               Balance
                                  at     to Costs  Deductions     at
                               Beginning    and       from      End of
         Description            of Year  Expenses   Reserves     Year
------------------------------ --------- --------- ----------- ---------
(Reserve deducted in the
balance sheet from the asset
to which it applies)

Reserve for doubtful accounts:

 Year ended March 31, 1999..... $95,000   $79,000       $ --   $174,000

 Year ended March 31, 1998..... $61,000    52,000      18,000   $95,000

 Year ended March 31, 1997..... $48,000   $13,000       $ --    $61,000

                                  EXHIBITS INDEX

 Exhibit
 Number                       Description of Document
-------- -----------------------------------------------------------------
    3.1  Restated Articles of Incorporation, as amended (5) (10)

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

   23.1  Independent Auditors' Consent(Page 52)

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