Form 10-Q
period 1999-06-30
ABAXIS INC
filed 1999-08-16
CIK 881890

UNITED STATES
                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q

 (Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 1999

                                       OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

      for the transition period from _______ to _______

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

     At August 16, 1999, 13,966,980 shares of common stock, no par value, were outstanding.

                                TABLE OF CONTENTS

ITEM

Facing Sheet

Table of Contents

Part I.     Financial Information

            Item 1.  Financial Statements:

               Condensed Statements of Operations -
                 Three Months Ended June 30, 1999 and 1998

               Condensed Balance Sheets - June 30, 1999 and March 31, 1999

               Condensed Statements of Cash Flows -
                 Three Months Ended June 30, 1999 and 1998

               Notes to Condensed Financial Statements

            Item 2.  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations

            Item 3.  Quantitative and Qualitative Disclosures About Market Risk


Part II.    Other Information

            Item 4.  Submission of Matters to a Vote of Security Holders


            Item 6.  Exhibits and Reports on Form 8-K

                     Signatures

PART 1-FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                  ABAXIS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                  Three Months Ended
                                        June 30,
                               -------------------------
                                   1999         1998
                               ------------ ------------
Revenues:
   Product sales, net.........  $4,418,000   $3,059,000
   Development and licensing
     revenue..................      17,000      220,000
                               ------------ ------------
Total revenues                   4,435,000    3,279,000
                               ------------ ------------
Costs and operating expenses:
   Cost of product sales......   2,593,000    2,598,000
   Research and development...     894,000      521,000
   Selling, general, and
     administrative...........   1,609,000    1,253,000
                               ------------ ------------
Total costs and operating
     expenses.................   5,096,000    4,372,000
                               ------------ ------------
Loss from operations..........    (661,000)  (1,093,000)
Interest income                     45,000       37,000
Other income (expense)........        --           --
                               ------------ ------------
Net loss......................   ($616,000) ($1,056,000)
                               ============ ============
Basic and diluted loss
 per share (a)................      ($0.04)      ($0.08)
                               ============ ============
Shares used in calculating
loss per share - basic and
diluted.......................  13,957,980   13,466,268
                               ============ ============

(a) Loss attributable to common shareholders used in computation of loss per share for the three months ended June 30, 1999 and June 30, 1998 was $(676,000) and $(1,067,000), respectively.

See Note 3 of Notes to condensed financial statements.

See notes to condensed financial statements.

                                  ABAXIS, INC.

                            CONDENSED BALANCE SHEETS

                                                         June 30,      March 31,
                                                           1999          1999
                                                      ------------  ------------
                                                      (unaudited)     (Note 1)
Current assets:
  Cash and cash equivalents .......................    $3,919,000    $5,426,000
  Trade and other receivables (net of allowance
    for doubtful accounts of $174,000 at June 30,
     1999 and $174,000 at March 31, 1999)..........     3,448,000     2,731,000
  Interest receivable .............................         4,000            --
  Inventories .....................................     2,082,000     1,933,000
  Prepaid expenses ................................       227,000       233,000
                                                      ------------  ------------
           Total current assets ...................     9,680,000    10,323,000
Property and equipment - net ......................     3,236,000     2,518,000
Deposits and other assets .........................        77,000        73,000
                                                      ------------  ------------
Total assets ......................................   $12,993,000   $12,914,000
                                                      ============  ============
            Liabilities and Shareholders' Equity
Current liabilities:
  Borrowings under line of credit..................      $701,000      $683,000
  Accounts payable ................................     1,317,000     1,087,000
  Dividends payable ...............................       148,000        88,000
  Accrued payroll and related expenses ............     1,058,000       573,000
  Other accrued liabilities .......................       401,000       410,000
  Warranty reserve ................................       730,000       737,000
  Deferred rent ...................................        48,000        53,000
  Deferred revenue ................................       372,000       258,000
  Current portion of long-term debt ...............       606,000       606,000
                                                      ------------  ------------
           Total current liabilities ..............     5,381,000     4,495,000
                                                      ------------  ------------
Long-term debt ....................................       746,000       889,000
                                                      ------------  ------------
Commitments and contingencies

Shareholders' equity:
  Convertible preferred stock, no par value:
    authorized shares - 5,000,000; issued and
    outstanding shares - 4,000 on June 30,1999
    and 4,000 on March 31, 1999 ...................     3,581,000     3,581,000
  Common stock, no par value: authorized shares -
    35,000,000; issued and outstanding  shares -
    13,966,980 on June 30, 1999 and
    12,957,580 on March 31, 1999 ..................    63,954,000    63,944,000
  Deferred compensation ...........................       (26,000)      (28,000)
  Accumulated deficit .............................   (60,643,000)  (59,967,000)
                                                      ------------  ------------
           Total shareholders' equity .............     6,866,000     7,530,000
                                                      ------------  ------------
Total liabilities and shareholders' equity ........   $12,993,000   $12,914,000
                                                      ============  ============

See notes to condensed financial statements.
Note 1 - Amounts are derived from audited financial statements.

                                   ABAXIS, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                          Three Months Ended
                                                               June 30,
                                                       -------------------------
                                                           1999         1998
                                                       ------------ ------------
Operating activities:
Net loss...............................................  ($616,000) ($1,056,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization........................    138,000      172,000
  Amortization of deferred compensation................      2,000          --
  Common stock issued for services.....................        --         9,000
  Changes in assets and liabilities:
     Trade and other receivables.......................   (717,000)    (243,000)
     Interest receivable...............................     (4,000)      95,000
     Inventories.......................................   (150,000)    (265,000)
     Prepaid expenses..................................      6,000       25,000
     Deposits and other assets.........................     (3,000)       6,000
     Accounts payable..................................    320,000     (395,000)
     Accrued payroll and related expenses..............    485,000      (76,000)
     Other accrued liabilities.........................   (105,000)    (125,000)
     Warranty reserve..................................     (8,000)         --
     Deferred revenue and other........................    114,000      (36,000)
                                                       ------------ ------------
Net cash used in operating activities..................   (538,000)  (1,889,000)
                                                       ------------ ------------
Investing activities:
Purchase of available-for-sale securities..............        --    (1,474,000)
Maturities of available-for-sale securities............        --     3,326,000
Purchase of property and equipment.....................   (856,000)    (406,000)
                                                       ------------ ------------
Net cash provided by (used in) investing activities....   (856,000)   1,446,000
                                                       ------------ ------------
Financing activities:
Proceeds from issuance of common stock.................     11,000       13,000
Proceeds from issuance of preferred stock..............     18,000          --
Net proceeds from equipment financing..................        --           --
Repayment of equipment financing.......................   (143,000)     (41,000)

                                                       ------------ ------------
Net cash used in financing activities..................   (114,000)     (28,000)
                                                       ------------ ------------
Increase (decrease) in cash and cash equivalents....... (1,508,000)    (471,000)
Cash and cash equivalents at beginning of period.......  5,426,000    1,701,000
                                                       ------------ ------------
Cash and cash equivalents at end of period............. $3,918,000   $1,230,000
                                                       ============ ============
Supplemental disclosures of cash flow information:
   Interest paid.......................................    $75,000      $19,000
                                                       ============ ============
Noncash financing activities:
   Accrued dividends on preferred stock................    $60,000          --
                                                       ============ ============

   Conversion of preferred stock into common stock.....        --    $2,440,000
                                                       ============ ============

   Accretion of preferred stock........................        --       $11,000
                                                       ============ ============

See notes to condensed financial statements.

                                  ABAXIS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. The unaudited condensed financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments) which are, in the opinion of management, necessary to state fairly the results of and for the periods presented. Certain amounts as presented in the March 31, 1999 financial statements have been reclassified to conform to the fiscal year 2000
financial statement presentation.   The results for the periods
presented are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2000 or for any future period.

2. Significant Accounting Policies

Revenue Recognition - Revenues are recognized upon shipment. Rights of return are generally not provided and a provision for the estimated future cost of warranty is made at the time revenue is recognized. Revenues under extended warranty arrangements are recognized ratably over the related warranty period. Revenues under cross distribution agreements (where the Company and another party purchase each other's products for sale) are recognized upon sale of the products to the end user.


New Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS
133) which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities and measure those instruments at fair value. Adoption of this statement is not expected to have a material impact on the Company's financial position, results of operations or cash flows. The Company is currently required to adopt SFAS 133 in its financial statements in the first quarter of the fiscal year ending March 31, 2002.

3.   PER SHARE INFORMATION

Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding and the net loss attributable to common shareholders. Diluted loss per share is computed by dividing net income (loss) by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. As a result of operating losses, there is no difference between the basic and diluted calculations of loss per share. Shares used in the calculation of diluted loss per share for the first quarters ended June 30, 1988 and 1999 exclude 1,362,731 and 3,624,182, respectively, common equivalent shares related to options, warrants and preferred stock. Loss attributable to common shareholders includes accrued dividends and the accretion relating to the calculated imbedded yield representing the discount on the assumed potential conversion of the preferred stock issued by the Company.

The reconciliation of net loss to net loss attributable to common shareholders is as follows:

                                     Three Months Ended
                                           June 30,
                                  -------------------------
                                      1999         1998
                                  ------------ ------------
Net loss......................      ($616,000) ($1,056,000)
Cumulative preferred
  stock dividends.............        (60,000)         --
Value assigned to accretion
  of preferred stock..........            --       (11,000)
                                  ------------ ------------
Net loss attributable to
  common shareholders.........      ($676,000) ($1,067,000)
                                  ============ ============

4. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                     June 30,     March 31,
                                       1999         1999
                                  ------------ ------------
Raw materials................        $675,000     $910,000
Work-in-process..............         621,000      574,000
Finished goods...............         786,000      449,000
                                  ------------ ------------
                                   $2,082,000   $1,933,000
                                  ============ ============



5.  CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently operates in one segment. The following is a summary of revenues from external customers for each group of products and services provided by the Company:


                                    Quarters Ended June 30,
                                  -------------------------
                                      1999         1998
                                  ------------ ------------
Blood chemistry analyzers....      $1,662,000   $1,363,000
Reagent discs................       2,436,000    1,694,000
Other........................          25,000       36,000
                                  ------------ ------------
  Product sales, net.........       4,123,000    3,093,000
Development and licensing
  revenue....................         312,000      186,000
                                  ------------ ------------
Total revenues...............      $4,435,000   $3,279,000
                                  ============ ============


The following is a summary of revenues by geographic region based on customer location:


                                    Quarters Ended June 30,
                                  -------------------------
                                      1999         1998
                                  ------------ ------------
United States ...............      $3,567,000   $2,572,000
Europe ......................         600,000      235,000
Asia and Latin America.......         268,000      472,000
                                  ------------ ------------
Total .......................      $4,435,000   $3,279,000
                                  ============ ============

The Company's long-lived assets are located in the United States

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

In the three months ended June 30, 1999, the Company's US revenues accounted for 80% of its total revenues versus 79% in the three months ended June 30, 1998, European revenues accounted for 14% versus 7% in the three-months ended June 30, 1998 and Asian and Latin American revenues accounted for 6% versus 14% in the three months ended June 30, 1998. The Asian and Latin American revenues declined due to adverse currency and economic conditions. The Company does not expect the Asian and Latin American markets to recover to previous levels in the near future .

During the three months ended June 30, 1999, the Company placed 181 point-of-care blood chemistry analyzers worldwide, a 9% decrease from 198 instruments shipped in the three months ended June 30, 1998. During the three-months ended June 30, 1999, the Company placed 47 point-of-
care blood hematology analyzers (the VetScan HMT).   The VetScan HMT is
a new product offered for the first time in June 1999. Therefore, total instruments shipped during the three months ended June 30, 1999 were
228. The decline in chemistry instrument sales reflects lower unit shipments to Japan and the US military. The Company does not expect instrument unit sales to Japan to recover in the near future, if at all. Shipments to the military declined due to the completion of a contract with the US Navy. The Company does not expect sales to the US military to increase unless an additional contract is completed. Reagent discs shipped during the three months ended June 30, 1999 were approximately 252,000, an increase of 41% compared to shipments of approximately 179,000 reagent discs during the three months ended June 30, 1998. The increase in reagent disc shipments during the three months ended June 30, 1999 is consistent with the Company's belief that there will be recurring reagent disc revenue as the Company's product lines mature. This growth is mostly attributable to the expanded installed base of VetScan and Piccolo systems and higher consumption rates of institutional users. There can be no assurance growth in revenues or unit sales will continue or that the Company will be able to increase production to meet increased product demand.

Sales for any future periods are not predictable with a significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. The Company's expense levels, which are to a large extent fixed, are based in part on its expectations as to future revenues. Accordingly the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would have an immediate materially adverse impact on operating results and financial condition. Until sales volume of the Company's products, particularly its reagent discs, increases significantly so as to offset associated fixed costs and to realize certain manufacturing economies of scale, sales of the Company's products will result in further losses and adversely affect the Company's results of operations and financial condition. The Company believes that it needs to complete the development and obtain approval for its four electrolyte disc currently being developed, in order to make a significant impact in the human medical market. The Company is currently preparing a submission to the FDA for two of the electrolytes, potassium and CO2. The third electrolyte, sodium, is currently in clinical trials and the fourth,
chloride, is in research and development.   There is no assurance that
the products will be successfully developed or that the FDA will approve the marketing application. The Company believes that period to period comparisons of its results of operations are not necessarily meaningful.

The Company's periodic operating results have in the past varied and in the future may vary significantly depending on, but not limited to, a number of factors, including the level of competition, the size and timing of sales orders; market acceptance of current and new products, new product announcements by the Company or its competitors, changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products on a timely basis, component costs and supply constraints, manufacturing capacities and ability to scale up production, the mix of product sales between the analyzers and the reagent discs, mix in sales channels, levels of expenditure on research and development, changes in Company strategy, personnel changes, regulatory changes, and general economic trends.

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

Results of Operations

Revenue

During the three months ended June 30, 1999, the Company reported total revenues of approximately $4,435,000, a $1,156,000 or 35% increase from total revenues of approximately $3,279,000 for the three months ended
June 30, 1998.   Revenue increases in the three months ended June 30,
1999 compared to the three months ended June 30, 1998 were due to increased analyzer and reagent disc sales in Europe and the US.

Total revenue in the US for the three months ended June 30, 1999 was approximately $3,566,000, a $993,000 or 39% increase from revenue of approximately $2,573,000 for the three months ended June 30, 1998.
Total revenue in Europe for the three months ended June 30, 1999 was approximately $600,000, a $365,000 or 155% increase from revenue of approximately $235,000 for the three months ended June 30, 1998.Total revenue in Asia and Latin America was approximately $269,000, a $203,000 or 43% decline from revenue of approximately $472,000 for the three-months ended June 30, 1998. The increase in revenue in the US reflects an increase in reagent disc sales and the launch of the VetScan HMT instrument. The increase in revenue in Europe was due to an increase in instrument placements, the launch of the VetScan HMT and an increase in reagent disc sales. The decline in Asia and Latin America was due to unfavorable currency and economic conditions. The Company does not expect revenues from Asia and Latin America to recover in fiscal year 2000, if ever.

Cost of Product Sales

Cost of product sales during the three months ended June 30, 1999 was approximately $2,593,000 or 59% of total revenues, as compared to approximately $2,598,000 or 79% of total revenues in the three months ended June 30, 1998. The slight decrease in cost of product sales as a percent of revenue for the three months ended June 30, 1999 as compared to the same period last year was primarily a function of the increase in sales volume of reagent discs and lower unit costs resulting from improved manufacturing processes.

Research and Development Expense

The Company incurred research and development expenses of approximately $894,000 in the three months ended June 30, 1999 compared with $521,000 in the three months ended June 30, 1998. The $373,000 or 72% increase in research and development expenses in the three months ended June 30, 1999 compared to the three months ended June 30, 1998 is the result of increased spending in the development of new test methods and process development research for automating production.

Research and development activities accounted for 20% of total revenues during the three months ended June 30, 1999 as compared to 16% of total revenues during the three months ended June 30, 1998. The Company expects the dollar amount of research and development expenses to increase in fiscal 2000 as compared to fiscal 1999 as the Company completes development and clinical trials of new test methods to expand its test menus as well as research in automation projects. There can be no assurance, however, that the Company will undertake such research and development activities in future periods or, if it does, that such activities will be successful.

Selling, General and Administrative Expense

Selling, general and administrative expenses were approximately $1,609,000 or 36% of total revenues in the three months ended June 30, 1999 compared to $1,253,000 or 38% of total revenues in the three months ended June 30, 1998. The increase in selling, general and administrative expenses for the three months ended June 30, 1999 as compared to the same period last year is primarily the result of the
launch of new products and an increase in headcount.   The Company
expects the dollar amount of selling, general and administrative expense to increase in fiscal 2000 from fiscal year 1999 but decline as a percentage of total revenue, as a result of increased staffing and support demands associated with increased sales.

Net Interest and Other Income (Expense)

Net interest and other income totaled approximately $45,000 in the three months ended June 30, 1999 compared to $37,000 for the three months ended June 30, 1998. The Company incurred interest expense of approximately $1,000 on its capital equipment loan and its line of credit during the three months ended June 30, 1999, net of capitalized interest of approximately $75,000 on the purchase and installation of the new automated disk production line. The Company expects interest expense to increase in fiscal 2000 as additional bank financing is used to meet working capital requirements associated with an increase in sales.

Liquidity and Capital Resources

As of March 31, 1999, the Company had approximately $3,919,000 in cash and cash equivalents. The Company expects to incur substantial additional costs to support its future operations, including further commercialization of its products and development of new test methods that will allow the Company to further penetrate the human diagnostic market; acquisition of capital equipment for the Company's manufacturing facilities, which includes the ongoing costs related to continuing development of its current and future products; development and implementation of an automated manufacturing line to provide capacity for commercial volumes; and additional pre-clinical testing and clinical trials for its current and future products.

Net cash used in operating activities during the three months ended June 30, 1999 was $538,000 compared to $1,889,000 in the three months ended June 30, 1998. The decrease in net cash used in operating activities in the three months ended June 30, 1999 compared to the three months ended June 30, 1998 was due primarily to a decrease in the net loss, an increase in accounts payable and accrued payroll and other expenses offset by an increase in trade receivables.

Net cash used in investing activities for the three months ended June 30, 1999 was $856,000 as compared to net cash provided of $1,446,000 for the three months ended June 30, 1998. The change from net cash used in the three months ended June 30, 1999 to net cash provided in 1998 was due primarily to the purchase of property and equipment in the three months ended June 30, 1999 and net maturities of available-for-sale securities in the three months ended June 30, 1998.

Net cash used in financing activities for the three months ended June 30, 1999 was $114,000 as compared to $28,000 for the three months ended June 30, 1998. Cash used in financing activities for the three months ended June 30, 1999 is primarily the result of an increase in repayments on the equipment financing loan and the line of credit.

The Company currently has $1,799,000 available under the line of credit. This line of credit expires in October 1999 and there can be no assurance that the Company will be able to extend the line of credit for another year.

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

Costs

Aggregate costs for year 2000 efforts in the three months ended June 30, 1999 and fiscal year 2000 currently are anticipated to be less than $250,000, including approximately $50,000 expensed in the three months ended June 30, 1999 and for the year 2000 preparedness since inception for software and consulting services. . The remaining estimated costs for year 2000 issues are expected to be for consulting services, which will be expensed in the period they occur.

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

The accounts receivable line of credit monthly interest expense is based on 2.5% over the prime rate. An increase in the prime rate would expose the Company to higher interest expenses. The balance on the line of credit was $701,000 as of June 30, 1999. For each 1% increase in the prime rate the Company would pay approximately $1,750 of additional interest expense each quarter.

The long-term debt monthly interest expense is based on an interest rate of 16%. An increase in interest rates would have exposed the Company to higher interest expenses. The balance on long-term debt was approximately $1,352,000 as of June 30, 1999. For each 1% increase in interest rates, the Company would have paid approximately $3,380 of additional interest expense each quarter.

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

          None

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


                                        ABAXIS, INC.

August 16, 1999                         by: /s/ Clinton H. Severson
Date                                        Clinton H. Severson
                                            President and Chief Executive
                                            Officer
                                            (Principal Executive Officer)


August 16, 1999                         by: /s/ Donald J. Stewart
Date                                        Donald J. Stewart
                                            Vice President of Finance &
                                            Administration and Chief Financial
                                            Officer
                                            (Principal Financial and Accounting
                                            Officer)

                               INDEX TO EXHIBITS

Exhibit
Number                             Description
------                             -----------

27.0                           Financial Data Schedule