Form 10-K/A
period 1999-03-31
ABAXIS INC
filed 1999-11-30
CIK 881890

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

Registrant's telephone number, including area code: 408.734.0200
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of registrant's voting stock held by non-affiliates of registrant, based upon the closing sale price of the Common Stock on October 8, 1999, as reported on the Nasdaq National Market, was approximately $68,574,363. Shares of Common Stock held by each officer, director and holder of 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Outstanding shares of registrant's Common Stock, no par value, as of October 8, 1999: 13,975,643.

This Amendment contains 6 pages.

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

        The undersigned registrant hereby amends the following items of its Annual Report on Form 10-K for the fiscal year ended March 31, 1999, as set forth in the pages attached hereto:


                                    PART III

ITEM 11.       EXECUTIVE COMPENSATION.


                    EXECUTIVE COMPENSATION AND OTHER MATTERS

        The following table sets forth information concerning the compensation during the fiscal years ended March 31, 1999, March 31, 1998 and March 31, 1997 of the Chief Executive Officer of the Company during fiscal 1999 and the four other most highly compensated executive officers of the Company whose total salary and bonus for fiscal 1999 exceeded $100,000, for services in all capacities to the Company, during fiscal 1999.

                                  SUMMARY COMPENSATION TABLE

                                                                                LONG-TERM
                                       FISCAL                                 COMPENSATION
NAME AND PRINCIPAL POSITION             YEAR         ANNUAL COMPENSATION($)      AWARDS
---------------------------             ----         ----------------------   ------------
                                                                                OPTIONS
                                                      SALARY         BONUS      (SHARES)
                                        ----         --------       -------   ------------
Clinton H. Severson..............       1999         $200,000       $60,450      200,000
  Chairman of the Board of              1998          193,254        73,950       50,000
  Directors, President and Chief        1997          146,535            -0-     250,000
  Executive Officer

Robert Milder....................       1999          $93,000       $20,400       65,000
  Vice President of Operations          1998              -0-           -0-          -0-
                                        1997              -0-           -0-          -0-

Vladimir E. Ostoich..............       1999         $144,740       $47,630       25,000
  Vice President of Marketing and       1998          139,173        60,550          -0-
  Sales for North America               1997          145,287        21,700       25,000

Diane Oates......................       1999          $90,000       $48,605       10,000
  Vice President of                     1998           81,975        18,785       30,000
  Regulatory/Quality Systems            1997              -0-           -0-          -0-

Daniel Wong......................       1999         $135,000       $47,630          -0-
  Vice President of Development         1998          129,808        60,505          -0-
                                        1997          135,296        22,825       25,000

STOCK OPTIONS GRANTED IN FISCAL 1999

        The following table provides the specified information concerning grants of options to purchase Common Stock made during the fiscal year ended March 31, 1999 to the persons named in the Summary Compensation Table.

                                 OPTION GRANTS IN FISCAL 1999

                                             INDIVIDUAL GRANTS
                              ----------------------------------------------
                                            PERCENT OF
                                              TOTAL
                                             OPTIONS                            POTENTIAL REALIZABLE
                                            GRANTED TO                             VALUE AT ASSUMED
                              OPTIONS       EMPLOYEES  EXERCISE                 ANNUAL RATES OF STOCK
                              GRANTED       IN FISCAL    PRICE    EXPIRATION    PRICE APPRECIATION FOR
NAME                           (#)(1)         YEAR     ($/SH)(2)     DATE           OPTION TERM(3)
----------------------------  -------         -----    ---------  ----------    ----------------------
                                                                                    5%($)     10%($)
                                                                                  --------   --------
Clinton Severson............. 200,000         26.1%       $1.56    01/26/09       $196,530   $498,045
Robert Milder................  65,000          8.5%       $2.16    10/26/08        $88,445   $224,136
Diane Oates..................  10,000          1.3%       $2.56     5/26/08        $16,119    $40,848
Vladimir E. Ostoich..........  25,000          3.3%       $1.88    10/26/08        $29,479    $74,707

------------

(1) All options granted in fiscal 1999 were granted pursuant to the Company's 1998 Stock Option Plan (the "1998 Plan"). These options vest and become exercisable at the rate of one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by the Company. Under the 1998 Plan, the Board retains discretion to modify the terms, including the price, of outstanding options. For additional information regarding options, see "Change of Control Arrangements."

(2) All options in this table have exercise prices equal to the fair market value on the date of grant.

(3) Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercises are dependent on the future performance of the Common Stock, overall market conditions and the option holder's continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

OPTION EXERCISES AND FISCAL 1999 YEAR-END VALUES

        The following table provides the specified information concerning exercises of options to purchase Common Stock in the fiscal year ended March 31, 1999, and unexercised options held as of March 31, 1999, by the persons named in the Summary Compensation Table.

                OPTION EXERCISES AND FISCAL 1999 YEAR-END VALUES

                                                NUMBER OF UNEXERCISED
                       SHARES                           OPTIONS            VALUE OF UNEXERCISED IN-THE-
                       ACQUIRED     VALUE             AT 3/31/99          MONEY OPTIONS AT 3/31/99($)(2)
                          ON      REALIZED   ---------------------------- ------------------------------
SHARES                 EXERCISE      ($)     EXERCISABLE(1) UNEXERCISABLE EXERCISABLE(1)  UNEXERCISABLE
---------------------- --------   --------   -------------- ------------- -------------- ---------------
Clinton H. Severson....   -0-        -0-       215,626         284,375       $    --        $75,000
Robert Milder..........   -0-        -0-            --          65,000            --        $ 1,563
Vladimir E. Ostoich....   -0-        -0-        96,563          34,062       $22,125        $ 1,563
Diane Oates............   -0-        -0-        12,500          27,500            --             --
Daniel Wong............   -0-        -0-        75,743           9,257            --             --

------------

(1) Company stock options generally vest one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by the Company. All options are exercisable only to the extent vested.

(2) The value of the unexercised in-the-money options is based on the closing price of the Common Stock ($1.94 per share as reported on the Nasdaq National Market on March 31, 1999) and is net of the exercise price of such options.

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


Date:  November 29, 1999