Form 10-Q
period 1999-12-31
ABAXIS INC
filed 2000-02-15
CIK 881890

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

     At February 8, 2000, 13,991,331 shares of common stock, no par value, were outstanding.

                                TABLE OF CONTENTS

ITEM

Facing Sheet

Table of Contents

Part I.     Financial Information

            Item 1.  Financial Statements:

               Condensed Statements of Operations - Three and
                 Nine Months Ended December 31, 1999 and 1998

               Condensed Balance Sheets - December 31, 1999 and March 31, 1999

               Condensed Statements of Cash Flows -
                 Nine Months Ended December 31, 1999 and 1998

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

            Item 4.  Submission of Matters to a Vote of Security Holders


            Item 6.  Exhibits and Reports on Form 8-K

                     Signatures

                                  ABAXIS, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                  Three Months Ended          Nine Months Ended
                                     December 31,              December 31,
                               ------------------------- -------------------------
                                   1999         1998         1999         1998
                               ------------ ------------ ------------ ------------
Revenues:
   Product sales, net.........  $6,458,000   $3,068,000  $15,876,000   $6,612,000
   Development and licensing
     revenue..................      35,000       35,000      105,000      150,000
                               ------------ ------------ ------------ ------------
Total revenues                   6,493,000    3,103,000   15,981,000    6,762,000
                               ------------ ------------ ------------ ------------
Costs and operating expenses:
   Cost of product sales......   3,336,000    2,144,000    8,702,000    5,029,000
   Research and development...     816,000      755,000    2,618,000    1,233,000
   Selling, general, and
     administrative...........   2,202,000    1,367,000    5,687,000    2,616,000
                               ------------ ------------ ------------ ------------
Total costs and operating
     expenses.................   6,354,000    4,266,000   17,007,000    8,878,000
                               ------------ ------------ ------------ ------------
Loss from operations..........     139,000   (1,163,000)  (1,026,000)  (2,116,000)
Interest income                     15,000      (53,000)      81,000       31,000
Other income (expense)........      18,000      (26,000)      (7,000)      (7,000)
                               ------------ ------------ ------------ ------------
Net loss......................    $172,000  ($1,242,000)   ($952,000) ($2,092,000)
                               ============ ============ ============ ============
Basic and diluted loss
 per share (a)................       $0.01       ($0.09)      ($0.09)      ($0.15)
                               ============ ============ ============ ============
Average number of common shares
outstanding used in calculating
basic earnings per share        13,976,000   13,885,000   13,969,000   13,741,000
                               ============ ============ ============ ============

Average number of common shares
outstanding used in calculating
diluted earnings per share      13,968,000   13,885,000   13,969,000   13,741,000
                               ============ ============ ============ ============

(a) Net income (loss) attributable to common shareholders used in computation of basic and diluted loss per share for the three and nine months ended December 31, 1999 and 1998 was $ 112,000, $(1,133,000), $ (1,242,000)
    and $(3,338,000) respectively.  See Note 3 of Notes to
    Condensed Financial Statements.

See Note 3 of Notes to condensed financial statements.

See notes to condensed financial statements.

                                  ABAXIS, INC.

                            CONDENSED BALANCE SHEETS

                                                      December 31,     March 31,
                                                           1999          1999
                                                      ------------  ------------
                                                      (unaudited)     (Note 1)
Current assets:
  Cash and cash equivalents .......................    $2,694,000    $5,426,000
  Trade and other receivables (net of allowance
    for doubtful accounts of $231,000 at Dec. 31,
     1999 and $174,000 at March 31, 1999)..........     4,415,000     2,731,000
  Interest receivable .............................            --            --
  Inventories .....................................     2,553,000     1,933,000
  Prepaid expenses ................................       202,000       233,000
                                                      ------------  ------------
           Total current assets ...................     9,864,000    10,323,000
Property and equipment - net ......................     3,663,000     2,518,000
Deposits and other assets .........................        87,000        73,000
                                                      ------------  ------------
Total assets ......................................   $13,614,000   $12,914,000
                                                      ============  ============
            Liabilities and Shareholders' Equity
Current liabilities:
  Borrowings under line of credit..................      $771,000      $683,000
  Accounts payable ................................     1,696,000     1,087,000
  Dividends payable ...............................       268,000        88,000
  Accrued payroll and related expenses ............     1,619,000       573,000
  Other accrued liabilities .......................       430,000       410,000
  Warranty reserve ................................       710,000       737,000
  Deferred rent ...................................        61,000        53,000
  Deferred revenue ................................       463,000       258,000
  Current portion of long-term debt ...............       392,000       606,000
                                                      ------------  ------------
           Total current liabilities ..............     6,410,000     4,495,000
                                                      ------------  ------------
Long-term debt ....................................       690,000       889,000
                                                      ------------  ------------
Commitments and contingencies

Shareholders' equity:
  Convertible preferred stock, no par value:
    authorized shares - 5,000,000; issued and
    outstanding shares - 4,000 on Dec. 31,1999
    and 4,000 on March 31, 1999 ...................     3,581,000     3,581,000
  Common stock, no par value: authorized shares -
    35,000,000; issued and outstanding  shares -
    13,977,643 on Dec. 31, 1999 and
    12,957,580 on March 31, 1999 ..................    64,111,000    63,944,000
  Deferred compensation ...........................       (79,000)      (28,000)
  Accumulated deficit .............................   (61,099,000)  (59,967,000)
                                                      ------------  ------------
           Total shareholders' equity .............     6,514,000     7,530,000
                                                      ------------  ------------
Total liabilities and shareholders' equity ........   $13,614,000   $12,914,000
                                                      ============  ============

See notes to condensed financial statements.
Note 1 - Amounts are derived from audited financial statements.

                                   ABAXIS, INC
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                             December 31,
                                                       -------------------------
                                                           1999         1998
                                                       ------------ ------------
Operating activities:
Net loss...............................................  ($952,000) ($3,327,000)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization........................    138,000      525,000
  Amortization of deferred compensation................    (50,000)         --
  Common stock issued for services.....................        --           --
  Changes in assets and liabilities:
     Trade and other receivables....................... (1,684,000)    (356,000)
     Interest receivable...............................        --       127,000
     Inventories.......................................   (620,000)    (691,000)
     Prepaid expenses..................................     97,000      (86,000)
     Deposits and other assets.........................    (14,000)      11,000
     Accounts payable..................................    609,000     (629,000)
     Accrued payroll and related expenses..............  1,046,000       19,000
     Other accrued liabilities.........................     20,000      (22,000)
     Warranty reserve..................................    (27,000)      17,000
     Deferred revenue and other........................    213,000      (52,000)
                                                       ------------ ------------
Net cash used in operating activities.................. (1,224,000)  (4,464,000)
                                                       ------------ ------------
Investing activities:
Purchase of available-for-sale securities..............        --    (4,874,000)
Maturities of available-for-sale securities............        --     8,270,000
Purchase of property and equipment..................... (1,595,000)    (801,000)
                                                       ------------ ------------
Net cash provided by (used in) investing activities.... (1,595,000)   2,595,000
                                                       ------------ ------------
Financing activities:
Proceeds from issuance of common stock.................    167,000      236,000
Proceeds from issuance of preferred stock..............        --     3,568,000
Net proceeds from equipment financing..................  1,176,000    1,974,000
Repayment of equipment financing....................... (1,655,000)    (777,000)

                                                       ------------ ------------
Net cash used in financing activities..................   (312,000)   5,001,000
                                                       ------------ ------------
Increase (decrease) in cash and cash equivalents....... (3,131,000)   3,132,000
Cash and cash equivalents at beginning of period.......  5,426,000    1,701,000
                                                       ------------ ------------
Cash and cash equivalents at end of period............. $2,295,000   $4,833,000
                                                       ============ ============
Supplemental disclosures of cash flow information:
   Interest paid.......................................   $222,000     $160,000
                                                       ============ ============
Noncash financing activities:
   Accrued dividends on preferred stock................   $180,000          --
                                                       ============ ============

   Conversion of preferred stock into common stock.....        --    $2,440,000
                                                       ============ ============

   Accretion of preferred stock........................        --       $11,000
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

Comprehensive Income (Loss) - In the first quarter of fiscal year 1999, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from nonowner sources. Comprehensive income
(loss) was the same as net income (loss) for the three and six months ended December 31, 1999 and 1998.

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

3.   PER SHARE INFORMATION

Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding and the net loss attributable to common shareholders. Diluted loss per share is computed by dividing net income (loss) by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. Shares used in the calculation of diluted loss per share for the three months ended December 31, 1998 exclude 1,635,000 and for the nine months ended December 31, 1999 and 1998 exclude 2,173,000 and 1,662,000, common equivalent shares related to options, warrants and preferred stock.
Loss attributable to common shareholders includes accrued dividends and the accretion relating to the calculated imbedded yield representing the discount on the assumed potential conversion of the preferred stock issued by the Company.


The reconciliation of net income (loss) to net income (loss) attributable to common shareholders is as follows:

                                      Three Months Ended         Nine Months Ended
                                       December 13, 1999         December 13, 1999
                                  ------------------------- -------------------------
                                      1999         1998         1999         1998
                                  ------------ ------------ ------------ ------------
Net loss......................       $172,000  ($1,242,000)   ($953,000) ($3,327,000)
Cumulative preferred
  stock dividends.............        (60,000)         --      (180,000)         --
Value assigned to accretion
  of preferred stock..........            --           --           --       (11,000)
                                  ------------ ------------ ------------ ------------
Net loss attributable to
  common shareholders.........       $112,000  ($1,242,000) ($1,133,000) ($3,338,000)
                                  ============ ============ ============ ============


The reconciliation of average number of common shares outstanding used in calculating basic earnings per share and in calculating diluted earnings per share:

                                    Quarters Ended Dec, 31    Nine Mos. Ended Dec 31,
                                  ------------------------- -------------------------
                                      1999         1998         1999         1998
                                  ------------ ------------ ------------ ------------
Average number of common shares
ousttanding used in calculating
basic earnings per share......     13,976,000   13,885,000   13,969,000   13,741,000
Peferred stock................      1,600,000          --           --           --
Average number of stock options
outstanding....................       727,000          --           --           --
Average number of warrants
outstanding..................          71,000
                                  ------------ ------------ ------------ ------------
Average number of common shares
outstanding used in calculating
diluted earnings per share.....    16,374,000   13,885,000   13,969,000   13,741,000
                                  ============ ============ ============ ============


4. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                  December 31,    March 31,
                                       1999         1999
                                  ------------ ------------
Raw materials................        $821,000     $910,000
Work-in-process..............         854,000      574,000
Finished goods...............         878,000      449,000
                                  ------------ ------------
                                   $2,553,000   $1,933,000
                                  ============ ============



5.  CO-PROMOTION AGREEMENT

On September 30, 1999 the Company announced a co-promotion agreement with ABBOTT Laboratories ("ABBOTT"). The agreement is for two years with an option, exercisable by ABBOTT for three additional years. Under this agreement, the ABBOTT animal health sales force will co-promote Abaxis' VetScan chemistry analyzer in the United States and Canada. ABBOTT will receive a commission on analyzers placed above a predetermined baseline number per quarter payable over an approximate eight year period. The present value of the commission obligation is recorded concurrently with the instrument sales using a discount rate of 9.75%. In addition, ABBOTT will provide up to $5 million in financing to support the Company's expansion of manufacturing capacity. Such borrowings will bear interest at 1.6% below prime, with interest payable quarterly and principal repayment no later than December 31, 2007. The difference between the discounted interest rate and the Company's incremental borrowing rate is being amortized over the initial two year term of the agreement. In addition, ABBOTT agreed to provide additional financing at 1.6% below prime to support additional sales programs contemplated by the Company.

6.  LINE OF CREDIT AND LONG-TERM DEBT

In September 1999, the Company refinanced the line of credit and the equipment financing loan. The new line of credit is $4,000,000, of which $2,500,000 is currently available. The additional $1,500,000 could become available if the Company elects to pay a certain fee to the bank. The amount borrowed under the line of credit as of December 31, 1999 was $771,000 and carries an interest rate equal to 1% above the prime rate, which was 8.50% at December 31, 1999. The new equipment financing loan was used to refinance the previous equipment financing loan. The equipment financing loan carries and interest rate of 1.5% above the prime rate.

7.  CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently operates in one segment. The following is a summary of revenues from external customers for each group of products and services provided by the Company:

                                    Quarters Ended Dec, 31    Nine Mos. Ended Dec 31,
                                  ------------------------- -------------------------
                                      1999         1998         1999         1998
                                  ------------ ------------ ------------ ------------
Blood chemistry analyzers....      $3,577,000   $1,300,000   $7,369,000   $4,134,000
Reagent discs................       2,686,000    1,595,000    7,711,000    4,998,000
Other........................         195,000      173,000      796,000      548,000
                                  ------------ ------------ ------------ ------------
  Product sales, net.........       6,458,000    3,068,000   15,876,000    9,680,000
Development and licensing
  revenue....................          35,000       35,000      105,000      185,000
                                  ------------ ------------ ------------ ------------
Total revenues...............      $6,493,000   $3,103,000  $15,981,000   $9,865,000
                                  ============ ============ ============ ============



The following is a summary of revenues by geographic region based on customer location:

                                    Quarters Ended Dec, 31    Nine Mos. Ended Dec 31,
                                  ------------------------- -------------------------
                                      1999         1998         1999         1998
                                  ------------ ------------ ------------ ------------
United States ...............      $5,377,000   $2,501,000  $13,021,000   $8,095,000
Europe ......................         899,000      381,000    2,203,000      935,000
Asia and Latin America.......         217,000      221,000      757,000      835,000
                                  ------------ ------------ ------------ ------------
Total .......................      $6,493,000   $3,103,000  $15,981,000   $9,865,000
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

Abaxis, Inc. (the "Company") develops, manufactures and markets portable blood chemistry analysis systems for use in any patient-care setting to provide clinicians with rapid blood constituent measurements. The Company's products consist of a compact 6.9 kilogram analyzer and a series of single-use plastic discs called reagent discs that contain all the chemicals required to perform a panel of up to 12 tests. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma using either venous or fingerstick samples. The system provides test results in less than 15 minutes with the precision and accuracy equivalent to a clinical laboratory. The Company currently markets this system for veterinary use under the name VetScan and in the human medical market under the name Piccolo. In addition to the blood chemistry analysis system, the Company markets a hematology analysis system. The hematology system, the VetScan HMT, is purchased from MELET SCHLOESING Laboratories International ("MELET") through a cross OEM agreement. MELET markets the VetScan as the MScan in certain European markets.

In the three months ended December 31, 1999, the Company's US revenues accounted for 83% of its total revenues versus 81% in the three months ended December 31, 1998. In the nine months ended December 31, 1999, the Company's US revenues accounted for 81% of its total revenues versus 82% in the nine months ended December 31, 1998. European revenues accounted for 14% versus 12% in the three-months ended December 31, 1998. In the nine months ended December 31, 1999, the Company's European revenues accounted for 14% of its total revenues versus 9% in the nine months ended December 31, 1998. Asian and Latin American revenues accounted for 3% versus 7% in the three months ended December 31, 1998. In the nine months ended December 31, 1999, the Company's Asian and Latin American revenues accounted for 5% of its total revenues versus 8% in the nine months ended December 31, 1998. During the nine month period ended December 31, 1999 the Asian and Latin American revenues declined due to adverse currency and economic conditions. The Company does not expect the Asian and Latin American markets to recover to previous levels in the near future.

During the three months ended December 31, 1999, the Company shipped 312 point-of-care blood chemistry analyzers worldwide, a 63% increase from 192 instruments shipped in the three months ended December 31, 1998. During the three-months ended December 31, 1999, the Company shipped 172
point-of-care blood hematology analyzers (the VetScan HMT).   The
VetScan HMT is a new product offered for the first time in September 1999. Therefore, total instruments shipped during the three months ended December 31, 1999 were 484. During the nine months ended December 31, 1999, the Company placed 720 point-of-care blood chemistry analyzers worldwide, a 19% increase from 606 instruments shipped in the nine months ended December 31, 1998. During the nine months ended December 31, 1999, the Company shipped 291 point-of-care blood hematology analyzers (the VetScan HMT). Therefore, total instruments shipped during the nine months ended December 31, 1999 were 1,011.

Reagent discs shipped during the three months ended December 31, 1999 were approximately 277,000, an increase of 62% compared to shipments of approximately 171,000 reagent discs during the three months ended December 31, 1998. Reagent discs shipped during the nine months ended December 31, 1999 were approximately 801,000, an increase of 51% compared to shipments of approximately 531,000 reagent discs during the nine months ended December 31, 1998. The increase in reagent disc shipments is consistent with the Company's belief that there will be recurring reagent disc revenue as the Company's product lines mature. This growth is mostly attributable to the expanded installed base of VetScan and Piccolo systems and higher consumption rates of institutional users. There can be no assurance growth in revenues or unit sales will continue or that the Company will be able to increase production to meet increased product demand.

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

Results of Operations

Revenue

During the three months ended December 31, 1999, the Company reported total revenues of approximately $6,493,000, a $3,390,000 or 109% increase from total revenues of approximately $3,103,000 for the three months ended December 31, 1998. During the nine months ended December 31, 1999, the Company reported total revenues of approximately $15,981,000, a $6,116,000 or 62% increase from total revenues of approximately $9,865,000 for the nine months ended December 31, 1998. Revenue increases were due to increased analyzer and reagent disc sales in Europe and the US.

Total revenue in the US for the three months ended December 31, 1999 was approximately $5,377,000, a $2,876,000 or 115% increase from revenue of approximately $2,501,000 for the three months ended December 31, 1998. Total revenue in the US for the nine months ended December 31, 1999 was approximately $13,021,000, a $4,926,000 or 61% increase from revenue of approximately $8,095,000 for the nine months ended December 31, 1998. The increase in revenue in the US reflects an increase in reagent disc sales, the launch of the VetScan HMT instrument and an increase in the number of sales personnel during the year.

Total revenue in Europe for the three months ended December 31, 1999 was approximately $899,000, a $518,000 or 136% increase from revenue of approximately $381,000 for the three months ended December 31, 1998. Total revenue in Europe for the nine months ended December 31, 1999 was approximately $2,203,000, a $1,268,000 or 136% increase from revenue of approximately $935,000 for the nine months ended December 31, 1998. The increase in revenue in Europe was due to an increase in instrument placements due primarily to placements by Melet, the launch of the VetScan HMT and an increase in reagent disc sales.

Total revenue in Asia and Latin America for the three months ended December 31, 1999 was approximately $217,000, a $4,000 or 2% decrease from revenue of approximately $221,000 for the three months ended December 31, 1998. Total revenue in Asia and Latin America was approximately $757,000, a $78,000 or 9% decrease from revenue of approximately $835,000 for the nine months ended December 31, 1998. The decrease in Asia and Latin America was due to adverse currency and economic conditions.

Cost of Product Sales

Cost of product sales during the three months ended December 31, 1999 was approximately $3,336,000 or 52% of product sales, as compared to approximately $2,144,000 or 69% of product sales in the three months ended December 31, 1998. Cost of product sales during the nine months ended December 31, 1999 was approximately $8,702,000 or 55% of product sales, as compared to approximately $7,173,000 or 74% of product sales in the nine months ended December 31, 1998.

The decrease in cost of product sales as a percent of product sales for the three and nine months ended December 31, 1999 as compared to the same periods last year was primarily a function of the increase in sales volume of reagent discs and lower unit costs resulting from improved manufacturing processes.

Selling, General and Administrative Expense

Selling, general and administrative expenses were approximately $2,202,000 or 34% of total revenues in the three months ended December 31, 1999 compared to $1,367,000 or 44% of total revenues in the three months ended December 31, 1998. Selling, general and administrative expenses were approximately $5,687,000 or 36% of total revenues in the nine months ended December 31, 1999 compared to $3,983,000 or 40% of total revenues in the nine months ended December 31, 1998. The increase in selling, general and administrative expenses is primarily the result
of the launch of new products and an increase in headcount.   The
Company expects the dollar amount of selling, general and administrative expense to increase in fiscal 2000 from fiscal year 1999 as a result of increased staffing and support demands associated with increased sales.


Research and Development Expense

Research and development expenses were approximately $816,000 or 13% of total revenues in the three months ended December 31, 1999 compared to $755,000 or 24% of total revenues in the three months ended December 31, 1998. Research and development expenses were approximately $2,618,000 or 16% of total revenues in the nine months ended December 31, 1999 compared to $1,988,000 or 20% of total revenues in the nine months ended December 31, 1998. The increase in research and development expenses is the result of increased spending in the development of new test methods and process development research for automating production. The Company expects the dollar amount of research and development expenses to increase in fiscal 2000 as compared to fiscal 1999 as the Company completes development and clinical trials of new test methods to expand its test menus as well as research in automation projects. There can be no assurance, however, that the Company will undertake such research and development activities in future periods or, if it does, that such activities will be successful.

Net Interest and Other Income (Expense)

The Company incurred interest expense of approximately $222,000 on its capital equipment loan and its line of credit during the three months ended December 31, 1999, net of capitalized interest of approximately $195,000 on the purchase and installation of the new automated disc production line. The Company expects interest expense to increase in fiscal 2000 as additional bank financing is used to meet working capital requirements associated with an increase in sales.




Liquidity and Capital Resources

As of March 31, 1999, the Company had approximately $2,694,000 in cash and cash equivalents. The Company expects to incur substantial additional costs to support its future operations, including further commercialization of its products and development of new test methods that will allow the Company to further penetrate the human diagnostic market; acquisition of capital equipment for the Company's manufacturing facilities, which includes the ongoing costs related to continuing development of its current and future products; development and implementation of an automated manufacturing line to provide capacity for commercial volumes; and additional pre-clinical testing and clinical trials for its current and future products.

Net cash used in operating activities during the nine months ended December 31, 1999 was $913,000 compared to $4,452,000 in the nine months ended December 31, 1998. The decrease in net cash used in operating activities was due primarily to a decrease in the net loss, an increase in accounts payable, accrued payroll, deferred revenue and other expenses offset by an increase in trade receivables and inventories.

Net cash used in investing activities for the nine months ended December 31, 1999 was $1,595,000 as compared to net cash provided of $2,595,000 for the nine months ended December 31, 1998. The change from net cash used in 1999 versus cash provided in 1998 was due primarily to the purchase of property and equipment in 1999 and net maturities of available-for-sale securities in 1998.

Net cash used in financing activities for the nine months ended December 31, 1999 was $224,000 as compared to net cash provided of $5,520,000 for the nine months ended December 31, 1998. Cash used in financing activities for 1999 is primarily the result of repayments on the equipment financing loan, net of an proceeds from the issuance of common stock and proceeds from the line of credit.

In September 1999, the Company refinanced its line of credit and equipment financing loan. The new line of credit is $4,000,000, of which $2,500,000 was available. The additional $1,500,000 could become available if the Company elects to pay a certain fee to the bank. As of December 31, 1999 the Company has $771,000 outstanding which carries an interest rate equal to 1% above the prime rate, which was 9.50% at December 31, 1999. This line of credit expires in November 2000 and there can be no assurance that the Company will be able to extend the line of credit for another year. The new equipment financing loan was used to refinance the previous equipment financing loan. The equipment financing loan carries and interest rate of 1.5% above the prime rate. As of December 31, 1999, the Company had $1,016,000 outstanding on the equipment financing loan.

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

The accounts receivable line of credit monthly interest expense is based on 1.0% over the prime rate. An increase in the prime rate would expose the Company to higher interest expenses. The balance on the line of credit was $771,000 as of December 31, 1999. For each 1% increase in the prime rate the Company would pay approximately $1,830 of additional interest expense each quarter.

The long-term debt monthly interest expense is based on 1.5% over the prime rate. An increase in interest rates would have exposed the Company to higher interest expenses. The balance on long-term debt was approximately $1,016,000 as of December 31, 1999. For each 1% increase in interest rates, the Company would have paid approximately $2,500 of additional interest expense each quarter.

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


        ABAXIS, INC.

January 14, 2000                        by: /s/Clinton H. Severson

Date    Clinton H. Severson
        President and Chief Executive
Officer
        (Principal Executive Officer)


January 14, 2000                        by: /s/ Donald J. Stewart

Date    Donald J. Stewart
        Vice President of Finance &
Administration
        and Chief Financial Officer
        (Principal Financial and
Accounting Officer)