Form 10-K405
period 2000-03-31
ABAXIS INC
filed 2000-06-29
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-19720

ABAXIS, INC.
(Exact name of Registrant as Specified in its Charter)

California	77-0213001
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1320 Chesapeake Terrace
Sunnyvale, California    94089
(Address of Principal Executive Offices including Zip Code)

(408) 734-0200
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes    [X]     No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.4054 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 9, 2000 was approximately $96,853,931 based upon the closing sale price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purpose.

The number of shares of the registrant's Common Stock outstanding as of June 9, 2000, was 15,962,121.

ABAXIS, INC.

FORM 10-K

For The Fiscal Year Ended March 31, 2000

TABLE OF CONTENTS

Part I.		Page
Item 1.	Business	**
Item 2.	Properties	**
Item 3.	Legal Proceedings	**
Item 4.	Submission of Matters to a Vote of Security Holders	**
Part II.
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	**
Item 6.	Selected Financial Data	**
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	**
Item 8.	Financial Statements and Supplementary Data	**
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures	**
Part III.
Item 10.	Directors and Executive Officers of the Registrant	**
Item 11.	Executive Compensation	**
Item 12.	Security Ownership of Certain Beneficial Owners and Management	**
Item 13.	Certain Relationships and Related Transactions	**
Part IV.
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	**
Signatures		**
Exhibits Index		**

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

ITEM 1. BUSINESS

General

Abaxis, Inc. (the "Company"), incorporated in California in 1989, develops, manufactures and markets portable blood analysis systems for use in any patient-care setting to provide clinicians with rapid blood constituent measurements. The Company's primary product is a system consisting of a compact 6.9 kilogram analyzer and a series of single-use plastic discs called reagent discs containing all the chemicals required to perform a panel of up to 12 tests. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma using either venous or fingerstick samples. The system provides test results in less than 15 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer. The Company currently markets this system for veterinary use under the name VetScan® and Vetscan HMT (DXS System) and in the human medical market under the name Piccolo®. The Company has its primary operations and all of its employees in the United States. Approximately 82%, 84% and 71% of the Company's revenues are from the United States, 13%, 9% and 7% are from Europe, 5%, 7% and 22% are from Asia and Latin America during fiscal year 2000, 1999 and 1998 respectively.

The Company offers its point-of-care blood chemistry analyzer system with a total of 19 test methods. The Company's repertoire of test methods includes albumin, amylase, alkaline phosphates (ALP), alanine aminotransferase (ALT), aspartate aminotransferase (AST), calcium, creatinine, creatine kinase (CK), glucose, glutamyl transferase (GGT), potassium, total bilirubin, total cholesterol, urea nitrogen (BUN), total protein, uric acid, thyroxine (T4), CO2 and sodium. Seventeen of these tests are marketed for both human and veterinary markets. Tests for uric acid are marketed only in the human market, and tests for T4 are marketed exclusively in the veterinary market. The Company markets its reagent products by configuring these 19 test methods in panels that are designed to meet a variety of clinical diagnostic needs. The Company currently offers 5 multi-test reagent disc products in the human medical market and 6 reagent discs in the veterinary market.

Abaxis' focus in fiscal 2001 will continue to be in markets where the Company believes it can receive immediate economic rewards while at the same time developing new products that will allow the Company to expand into other market segments in the following year. Domestically, the Company expects to continue to focus on growing its presence in the veterinary markets and expanding its marketing effort to the US armed forces. Internationally, the Company will continue to focus its sales effort in Europe. Revenues from Asia and Latin America have been difficult to achieve due to unfavorable foreign exchange rates and poor economic conditions. The Company has re-allocated marketing and sales expenses from Asia and Latin America to the United States and European markets.

Sales for any future periods are not predictable with a significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. The Company currently operates in one segment.

In fiscal year ended March 31, 2000, one customer accounted for 45% of total revenue. One customer accounted for 39%, respectively, of total revenues for the fiscal year ended March 31, 1999. Three customers accounted for 29%, 19% and 13%, respectively, of total revenues for the fiscal year ended March 31, 1998.

The Company's research and development expenses were $3,534,000, $2,627,000 and $1,635,000 in fiscal 2000, 1999 and 1998, respectively. The increase in research and development expenditures is primarily due to investment in increasing the number of tests available for the VetScan and Piccolo.

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

Abaxis believes that a key element of the patient-centered, cost-constrained health care model in the year 2001 and beyond will be the availability of blood analysis systems in the patient care setting that are easily and reliably operated by caregivers and provide accurate, real time results for making immediate clinical decisions. The optimal system uses whole blood, has built-in calibration and quality control, provides quick turnaround time, is portable and low cost. In addition, the optimal near-patient system should be easy to use by people with no special training and capable of transmitting test results instantly to patient information management systems.

Abaxis has developed a blood analysis system incorporating all of these criteria into a 6.9 kilogram analyzer and a series of menu-specific, single-use reagent discs. The system is essentially a compact portable laboratory that can be easily carried to the patient. Each reagent disc is pre-configured with multiple analytes and contains all the reagents necessary to perform a fixed menu of tests. Taking the system to the patient care site instead of shipping the sample to a central laboratory makes blood testing and analysis as easy as measuring the patient's blood pressure, temperature, and heart rate and eliminates the necessity of multiple visits to the doctor's office. Additional advantages of near-patient testing include eliminating errors from sample handling, transcription, and transportation, which, studies have shown, may cause up to 85% of reporting errors.

Abaxis Products

Point-of-Care Blood Analyzers

Blood Chemistry Analyzers

The Company's point-of-care blood chemistry analyzer is a portable spectrophotometer, which is a device that measures the absorption of light at various wavelengths. A variable speed motor is used to spin the reagent disc for sample processing. The chemical reactions in the disc's cuvettes are measured optically by detecting the light absorbance of the solutions in the cuvettes at pre-determined wavelengths. The absorbances are converted to clinically relevant units by a measurement microprocessor. Results are stored by the analyzer's interface microprocessor, sent to an RS232 port and printed on result cards by an internal thermal printer. The features of the analyzer include a small required sample size (100 μ L) of whole blood, serum or plasma, an intelligent quality control system that includes many self-test functions to ensure quality results, a built-in instrument self calibration, a built-in printer, a quick turn-around time of less than 15 minutes, minimal operational training and ease of information transmission using a computer port on the analyzer.

Hematology

In March 1999 the Company signed an OEM and distribution agreement with MELET Schloesing Laboratoires (MELET) through which the Company will market and sell the MELET Hematology instrument and reagents and MELET will market and sell the DXS System and Piccolo. The Company will market the hematology instrument as the VetScan HMT in the veterinary market and the Piccolo HMT in the human medical market (collectively HMT). Under the agreement, the Company has the right to market the HMT in the United States, Canada, Mexico, the United Kingdom, Australia and Israel. The Company launched the VetScan HMT in the United States, Australia and Israel in the first quarter of fiscal year 2000. The Company will be required to complete clinical studies in order to obtain the necessary regulatory approvals to sell the Piccolo HMT. These studies are expected to be done during fiscal year 2001. There can be no assurance that these clinical studies for the Piccolo HMT will be successful.

MELET will market and sell the DXS System and Piccolo in France, Austria, Belgium, the Netherlands and the Middle East excluding Israel. Melet launched the DXS System in the first quarter of fiscal year 2000.

The VetScan HMT is a hematology analyzer, which provides a complete CBC including three-part WBC differential in less than 2 minutes and requires only 12 μ L of whole blood. It provides results for 8 selectable species, plus 2 user configurable programs. The company sells one type of reagent kit with the analyzer.

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

The Company introduced its Piccolo system to the human marketplace in November 1995 with two reagent discs, General Health Panel 8 and General Health Panel 11. In November 1996, the Company introduced the Liver Panel Plus 9 disc, which was enabled by the 510(k) clearance of the GGT test received from the FDA in September 1996. Subsequently, the Company has released four other differently configured reagent disc products to meet different physicians' needs, mostly in the international markets. As of June 2000, a total of five reagent disc products were marketed worldwide for use with the Piccolo system.

The VetScan system was introduced in the US veterinary market in July 1994. The Company initially launched the system with the Diagnostic Profile, a nine-test reagent product. Since then, the Company has added new test methods and new reagent disc products targeted to fulfill different veterinary diagnostic needs. The newest addition to the Vetscan family of reagent products was the Critical Care Profile introduced to the market in March 1999. The Critical Care Profile adds electrolyte testing capability, which includes sodium, potassium, CO2, as well as ALT, creatinine, BUN and glucose. As of June 2000, the Company offered a total of six reagent disc products to its veterinary customers.

Orbos Process

The dry reagents used in the Company's reagent discs are produced using a proprietary technology called the Orbos® Discrete Lyophilization Process. This process allows the production of an accurate, precise amount of active chemical ingredient in the form of a soluble bead. The Orbos process involves flash- freezing a drop of liquid reagent to form a solid bead and then freeze-drying the bead to remove water. The Orbos beads are stable in dry form and dissolve rapidly in aqueous solutions. The Company believes that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. The Company currently has a licensing agreement with Pharmacia Biotech and a supply contract with Becton Dickinson Immunocytometry Systems for products produced using the Orbos process. Abaxis is continuing to explore potential applications with other companies. There can be no assurance that the Company will be able to discover and/or develop any new applications for the Orbos process.

Future Products

The Company continues to develop new products that the Company believes will provide further opportunities for growth in the human and veterinary markets. The Company is working on the development of tests for chloride, triglycerides, phosphorous, magnesium and HDL tests. Clinical trials of these test methods are expected during fiscal 2001 and 2002. Additional test methods development for other disc products will be targeted at specific applications based on fulfilling clinical needs. The Company's current focus of test methods development is in clinical chemistry. In addition to clinical chemistry, the Company has demonstrated its ability to perform immunoassay tests in its blood analysis system by successfully developing its Thyroxine (T4) test in the veterinary market. The Company believes other homogeneous immunoassay methods can be performed in its discs to measure a wide assortment of low concentration blood analytes, such as therapeutic drugs and drugs of abuse.

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

Customer Segments and Distribution

Customer Segments

Abaxis sells its point-of-care blood analyzer products and reagent discs either directly or through distributors depending on the needs of the customer segment. In the delivery of human or veterinary care there are many kinds of providers and a multitude of sites where Abaxis products could be used as an alternative to relying on a central laboratory for blood test information. The Company believes that its current Piccolo system menu of 18 reagent test methods is suitable for certain niche market segments of the human medical market. These niche market segments include military installations (ships, field hospitals and mobile care units), urgent care and walk-in clinics (free-standing or hospital-connected), home care providers (national, regional or local), nursing homes, acute care hospitals, ambulance companies, dialysis centers, hospital labs and draw stations. The Company believes that its veterinary reagent product offerings meet a substantial part of the clinical diagnostic needs of veterinarians. Potential customers for the DXS System are primarily companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine practitioners, veterinary referral hospitals, and private toxicology laboratories and university and government toxicology research laboratories.

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

Abaxis is using distributors for those customers who desire to purchase reagent discs frequently and in small quantities. These distributors also contribute to identifying potential customers and introducing the product, but often need the support of Abaxis personnel in closing the sale. Product distributors are generally of two types: large companies that primarily serve hospitals, clinics and large health maintenance organizations (HMOs) nationwide using multiple warehouses and extensive transportation systems and smaller companies that provide the daily supplies needed by office-based physicians. In fiscal 2000, the Company entered into a co-promotion with Abbott Laboratories for two years with an option, exercisable by Abbott for three additional years. Under this agreement, Abbott will co-promote one of the Company's products in the United States and Canada. In the human market, national firms sell thousands of products, including furniture, capital equipment, surgical instruments and a myriad of consumables. The smaller companies generally direct their product offerings to those items a physician uses daily in caring for primarily ambulatory patients. These firms also may sell lower priced equipment such as diagnostic instruments, which are used in conjunction with consumable reagents.

Veterinarians are served similarly to office-based physicians by small, local firms, some with national affiliations. The Company currently has a non-exclusive agreement with Vedco, Inc., a national network of 14 independent distributors with 23 sales offices in the US. The Company also has 14 additional distribution agreements with regional distributors. In addition to selling through distributors, the Company directly supplies its DXS System products to Veterinary Centers of America (VCA), the nation's largest veterinary hospital chain. The Company intends to enter into arrangements with additional distributors as well as pursue direct sales where appropriate. There can be no assurance that the Company will be successful in securing arrangements with additional distributors or that any of the Company's distributors will devote the necessary resources to be successful in their efforts to commercialize the Company's products.

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

The Company currently has distribution agreements in the following countries: Argentina, Austria, France, Germany, Greece, Israel, Hong Kong, Italy, Japan, Korea, Mexico, New Zealand, Norway, Portugal, Spain, Switzerland, Turkey and the United Kingdom. Each distributor agreement contains a number of requirements that must be met to retain exclusivity, including minimum order quantity commitments, trade show and promotion requirements and a specified number of demonstration analyzer requirements. In most cases, the foreign distributors need to either go through an FDA-equivalent approval process with national regulators or clinical trials/market evaluations with their local opinion leaders in the medical field. Each distributor is responsible for obtaining the required approvals. There can be no assurance that any of the Company's distributors will be successful in obtaining proper approvals for Abaxis products in their respective countries or that these distributors will be successful in marketing Abaxis products. The Company plans to enter into additional distribution agreements to enhance its international distribution base and solidify its international presence. There can be no assurance that the Company will be successful in entering into any additional distributor agreements.

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

Most of the Company's current and potential competitors have significantly greater financial and other resources than Abaxis, and the Company expects that competition will continue to be intense. In particular, most of these competitors have large sales forces and well-developed channels of distribution. To compete, the Company must develop effective channels of distribution and a focused dedicated sales force. There is no assurance that the Company will be able to continue to compete successfully.

Manufacturing

Abaxis began manufacturing its VetScan products for the commercial market during fiscal 1995. The Company began manufacturing Piccolo products for commercial sale in fiscal 1996. To produce and commercially ship Piccolo products, the Company must have a license to manufacture medical products in the State of California, where the Company conducts its principal manufacturing activities, and have approval from the FDA as a medical device manufacturer. In May 1996, the Company received its license to manufacture from the State of California. In September 1996, the FDA granted the Company's manufacturing facility "in compliance" status, according to the regulations for current Good Manufacturing Practices ("cGMP") for medical devices. The Company is inspected by the FDA and the State of California on a routine basis, typically once every 24 months. Although the Company is not required when manufacturing the DXS System products to comply with all of the government regulations applicable to the human market, the Company has established all of its manufacturing operations to be cGMP and Quality System Regulations ("QSR") compliant as this ensures product quality and integrity regardless of end use or patient. There can be no assurance that the Company can successfully pass a re-inspection by the FDA or the State of California or any other future inspections. There can be no assurance that the Company can comply with all current or future government manufacturing requirements and regulations.

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

Reagent Disc

The molded plastic disks used in the manufacture of the reagent disc are manufactured to the Company's specification by an established injection-molding manufacturer. To achieve the precision required for accurate test results, the disks must be molded to very narrow tolerances. The Company believes only a few manufacturers are capable of manufacturing to such tolerances. To date, the Company has qualified one manufacturer to mold the disks and has four qualified molds. The Company has qualified a second site by the same manufacturer. The Company has four more production molds, which it expects to qualify by the end of fiscal 2001 to better expand its supply source. The Company is also working with its supplier to improve yields and increase capacity on the existing production molds. While the Company has increased the number of disk molding tools to strengthen and better protect its line of supply, the inability of its injection- molding manufacturer to supply sufficient disks would have a material adverse impact on the Company's results of operations.

The Company assembles the reagent discs by using the molded plastic disks, loading the disk with reagents and then ultrasonically welding together the top and bottom pieces. The Company has begun development of an automated disc assembly line ("autoline") to provide anticipated capacity for future demand and to improve production efficiency. The Company expects to have this autoline fully operational in the fiscal year 2001. The autoline is expected to double the Company's capacity while improving quality and yield. The qualification of the autoline could involve significant time and cost and could entail some initial unforeseen production problems. There can be no assurance that the autoline will be fully operational within fiscal 2001, that capacity will be doubled, quality and yield will improve or that the Company will not experience significant time requirements and additional cost associated with qualification of the autoline.

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

Government Regulation

Piccolo System

Abaxis' Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act (the "Amendment"). The Company's current products are Class II devices requiring the submission of a 510(k) market notification to substantiate label claims prior to marketing. In its submission, the Company must, among other things, establish that the product to be marketed is "substantially equivalent" to a product that was on the market prior to the Amendment or to a product that has previously been cleared under the 510(k) process. The typical process for clearance of 510(k)'s can be three months to over a year and the FDA must issue a written order finding substantial equivalence.

To date, Abaxis has received market clearance for its portable blood analyzer and 20 test methods from the FDA. Abaxis is currently and plans to continue developing additional tests that will require clearance through the FDA. There can be no assurance that Abaxis will receive marketing clearance for any of its future products. The Amendment also requires the Company to manufacture its products in accordance with the cGMP and QSR using facilities registered to manufacture the Company's products. The Company's facility is subject to periodic inspections by the FDA. In addition, the use of the Company's facilities may be regulated by various state agencies. There can be no assurance that the Company will be able to maintain facility compliance with applicable requirements or regulations.

The Piccolo system is also affected by the Clinical Laboratory Improvement Amendments of 1988 ("CLIA"), which are intended to ensure the quality and reliability of all medical testing in the United States regardless of where tests are performed. Under CLIA regulations, laboratory tests are divided into three categories: "waived", "moderately complex" and "highly complex." The Company's current products, under these regulations, are classified in the "moderately complex" category, which would require that any location using these products be certified as a laboratory. Initial certification would require the laboratory to obtain a registration certificate from the Health Care Financing Administration ("HCFA") which would be issued if the laboratory (1) agrees to notify HCFA within 30 days of any change in its ownership, name or location, (2) agrees to treat proficiency testing samples in the same manner as patient specimens and (3) remits the registration fee. Within two years of registration certificate issuance, laboratories would be inspected to determine compliance with the CLIA requirements. The CLIA regulations require laboratories to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control/assurance, laboratory information systems and inspections. There can be no assurance that CLIA regulations will not have a materially adverse impact on the Company and its ability to market and sell its products.

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

DXS System

The government regulations discussed above generally do not apply to the Company's DXS System products in the US. Internationally, among the countries where the Company currently has established distribution arrangements, to the Company's knowledge, Japan is the only market where DXS System products are subject to government approvals. In Japan, veterinary diagnostic devices are regulated by the Ministry of Agriculture, Forestry and Fishery, and thus the DXS System must be approved by such Ministry prior to being marketed in Japan. Teramecs, the Company's Japanese distributor, received approval for the VetScan system in 1997.

In order to maintain high quality standards for all its products, the Company is using the same manufacturing facilities to manufacture all point-of-care blood chemistry analyzers whether they be for the Piccolo or Vetscan system products and therefore is following the same manufacturing processes and procedures where practical.

Intellectual Property

The Company has pursued the development of a patent portfolio to protect its technology. As of June 2000, the Company has filed 22 United States patent applications. The following 20 patents have been issued:
Patent No.	Description	Issue Date

5,061,381	Apparatus and Method for Separating Cells from Biological Fluids	October 29, 1991

5,122,284	Apparatus and Method for Optically Analyzing Biological Fluids	June 16, 1992

5,173,193	Centrifugal Rotor Having Flow Partition	December 22, 1992

5,242,606	Sample Metering Port for Analytical Rotor Having Overflow Chamber	September 7, 1993

5,275,016	Cryogenic Apparatus	January 4, 1994

5,304,348	Reagent Container for Analytical Rotor	April 19, 1994

5,403,415	Method and Device for Ultrasonic Welding	April 4, 1995

5,409,665	Simultaneous Cuvette Filling with Means to isolate Cuvettes	April 25, 1995

5,413,732	Reagent Compositions for Analytical Testing	May 9, 1995

5,457,053	Reagent Container for Analytical Rotor	October 10, 1995

5,472,603	Analytical Rotor with Dye Mixing Chamber	December 5, 1995

5,478,750	Methods for Photometric Analysis	December 26, 1995

5,518,930	Simultaneous Cuvette Filling with Means to isolate Cuvettes	May 21, 1996

5,590,052	Error Checking in Blood Analyzer	December 31, 1996

5,591,643	Simplified Inlet Channels	January 7, 1997

5,599,411	Method and Device for Ultrasonic Welding	February 4, 1997

5,624,597	Reagent Compositions for Analytical Testing	April 29, 1997

5,693,233	Methods of Transporting Fluids within an Analytical Rotor	December 2, 1997

5,776,563	Dried Chemical Compositions	July 7, 1998

5,998,031	Dried Chemical Compositions	December 7, 1999

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

Employees

The Company's success depends upon the continued contribution of its officers and key personnel, many of whom would be difficult to replace. If certain of these people were to leave the Company, the Company's ability to achieve its business objective might be impeded. As of March 31, 2000, the Company had a total of 113 full-time employees. Thirteen employees, including four Ph.D's continued to further the Company's research and development activities while also managing the manufacturing process development. Seventy-three employees worked in manufacturing operations devoting their time to manufacturing the DXS System and Piccolo products as well as supporting development activities as necessary. Seventeen employees, including one Ph.D, were selling and marketing the DXS System and Piccolo products. The remaining ten employees worked in general administration to support the Company's administrative requirements. The Company also uses temporary help to assist in carrying out certain operational duties. As of March 31, 2000, the Company had 9 temporary employees and most of them were assisting in manufacturing operations. None of the employees are covered by collective bargaining agreements and management considers its relations with employees to be good.

ITEM 2. PROPERTIES

The Company occupies approximately 38,300 square feet of office, research and development and manufacturing space in a building in Sunnyvale, California. The Company's lease will expire in July 2000. The Company anticipates entering into a new lease agreement for 91,124 square feet of office, research and development and manufacturing space in a building in Union City, California.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's initial public offering was completed in January 1992. From that date, the Company's common stock has been traded on the NASDAQ National Market under the symbol "ABAX".

The high and low prices for the Company's common stock during each quarter since April 1, 1998 are exhibited in the table below, as represented by the high and low daily trade closing sales prices as reported by NASDAQ:

Fiscal 1999	High	Low

First Quarter	$3.500	$1.938
Second Quarter	$3.750	$2.625
Third Quarter	$2.313	$1.375
Fourth Quarter	$2.500	$1.438

Fiscal 2000
First Quarter	$3.375	$1.750
Second Quarter	$4.750	$2.875
Third Quarter	$8.250	$4.125
Fourth Quarter	$11.000	$6.375

Fiscal 2001
First Quarter (through June 9, 2000)	$8.500	$5.1250

As of June 9, 2000, there were 236 shareholders of record and approximately 4,800 beneficial shareholders. Abaxis has never paid dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

In November 1998 the Company sold 4,000 shares of non-voting Series C Convertible Preferred Stock to certain non-U.S. purchasers at a price per share of $1,000, with net proceeds to the Company of approximately $3,581,000. Each share of Series C Preferred Stock shall be entitled to receive a dividend of $60 per share per annum, payable in cash or stock at the option of the Company. The 4,000 shares of Series C Preferred Stock are convertible into 1,600,000 shares of the Company's common stock. The number of converted shares is determined by dividing $1,000, the original price per share of Series C Preferred Stock, by $2.50, the original conversion price for the Series C Preferred Stock. The Series C Preferred Stock will automatically convert into common stock on October 31, 2002. The Series C Preferred Stock can be converted, at the option of the issuer, prior to October 31, 2002 if the shares of the Company's common stock trade above $5.00 per share for 60 consecutive days. The shares were sold in a private offering transaction and were not registered under the Securities Act in reliance upon the exemptions provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder as a transaction by an issuer not involving a public offering. At March 31, 2000, the 4,000 shares of Series C Preferred Stock had been converted to 1,600,000 shares of common stock in accordance with the specified exchange ratio. Dividends of $240,000, including $88,000 accrued at March 31, 1999, were converted to 90,164 shares of common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company are qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements, related notes and other financial information included elsewhere in this report.
Statement of Operations Data:	Years Ended March 31,
	2000	1999	1998	1997	1996

Total revenues	$23,230,000	$13,347,000	$12,187,000	$7,294,000	$2,948,000

Operating expenses:
Cost of product sales	12,141,000	9,530,000	10,461,000	7,661,000	4,883,000
Research and development	3,534,000	2,627,000	1,635,000	1,315,000	1,326,000
Selling, general and administrative	8,173,000	5,352,000	4,741,000	4,867,000	3,482,000

Total costs and operating expenses	23,848,000	17,509,000	16,837,000	13,843,000	9,691,000

Loss from operations	(618,000)	(4,162,000)	(4,650,000)	(6,549,000)	(6,743,000)

Interest and other income	211,000	183,000	370,000	360,000	547,000
Interest expense	(170,000)	(231,000)	(73,000)	--	--

Net loss	$(577,000)	$(4,210,000)	$(4,353,000)	$(6,189,000)	$(6,196,000)

Basic and diluted loss per share (1)	$ (0.05)	$ (0.31)	$ (0.44)	$ (0.72)	$ (0.65)

Shares used in computing per share amounts	14,295,748	13,794,450	11,920,202	10,502,646	9,466,084

Balance Sheet Data:	March 31,
	2000	1999	1998	1997	1996

Cash, cash equivalents, and short-term investments	$2,049,000	$5,426,000	$5,897,000	$5,321,000	$7,778,000

Working capital	4,019,000	5,828,000	5,752,000	6,825,000	7,912,000

Total assets	14,098,000	12,914,000	12,032,000	11,977,000	13,046,000

Long-term obligations, excluding current portion	878,000	889,000	263,000	--	--

Total shareholders' equity	7,237,000	7,530,000	7,883,000	9,358,000	10,726,000

(1) See Note 1 to the Financial Statements. Net loss attributable to common shareholders used in computation of loss per share for the years ended March 31, 2000, 1999, 1998, 1997 and 1996 was $(728,000), $(4,309,000), $(5,233,000), $(7,595,000) and $(6,196,000), respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Abaxis, Inc. (the "Company") develops, manufactures and markets portable blood analysis systems for use in any patient-care setting to provide clinicians with rapid blood constituent measurements. The Company's products consist of a compact 6.9 kilogram analyzer and a series of single-use plastic disks called reagent discs that contain all the chemicals required to perform a panel of up to 12 tests. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma using either venous or fingerstick samples. The system provides test results in less than 15 minutes with the precision and accuracy equivalent to a clinical laboratory. The Company currently markets this system for veterinary use under the name DXS System and in the human medical market under the name Piccolo.

In fiscal 2000, the Company's US revenues accounted for 82% of its total revenues versus 84% in fiscal 1999, international revenues accounted for 18% versus 16% in fiscal 1999. The increase in the share of the international revenue is due to an increase in the European market. The European market increased to 13% of total revenues in fiscal 2000 from 9% in fiscal 1999.

During the year ended March 31, 2000, the Company placed 1,602 point-of-care blood chemistry analyzers worldwide (a 108% increase from fiscal 1999 shipments of 771 point-of-care blood chemistry analyzers). The increase in instrument sales reflects higher unit shipments primarily in the United States and Europe and the introduction of the VetScan HMT. Reagent discs shipped during fiscal 2000 were approximately 1,084,000, an increase of 45% compared to fiscal 1999 shipments of approximately 748,000 reagent discs. Most (98%) of these reagent disc shipments were for veterinary applications. The increase in reagent disc shipments during fiscal 2000 is consistent with the Company's belief that there will be recurring reagent disc revenue as the Company's product lines mature. This growth is mostly attributable to the expanded installed base of DXS System and higher consumption rates of institutional users. There can be no assurance growth in revenues or unit sales will continue or that the Company will be able to increase production to meet increased product demand.

Sales for any future periods are not predictable with a significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. The Company's expense levels, which are to a large extent fixed, are based in part on its expectations as to future revenues. Accordingly the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would have an immediate materially adverse impact on operating results and financial condition. Until sales volume of the Company's products, particularly its reagent discs, increases significantly so as to offset associated fixed costs and to realize certain manufacturing economies of scale, the Company may experience further losses. The Company believes that it needs to complete the development of the four electrolyte discs in order to make a significant impact in the human medical market. The Company is currently preparing to enter clinical trials for chloride. There is no assurance that the products will be successfully developed or that the FDA will approve the marketing application. The Company believes that period to period comparisons of its results of operations are not necessarily meaningful. There has been little or no impact on the Company's business due to changing prices.

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

Results of Operations

Revenue

During fiscal 2000, the Company reported total revenues of approximately $23,230,000, a $9,883,000 or 74% increase from fiscal 1999 total revenues of approximately $13,347,000. During fiscal 1999, the Company reported total revenues of approximately $13,347,000, a $1,160,000 or 10% increase from fiscal 1998 total revenues of approximately $12,187,000. Revenue increases in fiscal 2000 compared to fiscal 1999 were due to increased unit sales of DXS Systems and reagent discs in the US and Europe. Revenue increases in fiscal 1999 compared to fiscal 1998 were due to increased unit sales of VetScan systems and reagent discs in the US and Europe.

Total revenue in the US for fiscal 2000 was approximately $19,037,000, a $7,858,000 or 70% increase from fiscal 1999 of approximately $11,179,000. Total revenue in Europe for fiscal 2000 was approximately $2,911,000, a $1,701,000 or 141% increase from fiscal 1999 of approximately $1,210,000. Total revenue in Asia and Latin America was approximately $1,282,000, a $324,000 or 34% increase from fiscal 1999 of approximately $958,000. Although revenue increased in Asia and Latin America, it has not recovered to past levels of sales due to unfavorable currency and economic conditions. The Company does not expect revenues from Asia and Latin America to significantly recover in fiscal year 2001, if ever. The Company has shifted sales and marketing resources from the Asian and Latin American markets to the US and European markets.

Total revenue in the US for fiscal 1999 was approximately $11,179,000, a $2,546,000 or 30% increase from fiscal 1998 of approximately $8,633,000. Total revenue in Europe for fiscal 1999 was approximately $1,210,000, a $404,000 or 50% increase from fiscal 1998 of approximately $806,000. Total revenue in Asia and Latin America in fiscal 1999 was approximately $958,000, a $1,790,000 or 65% decrease from fiscal 1998 of approximately $2,748,000.

In fiscal year 2000, one customer accounted for 45% of total revenue. One customer accounted for 39% of total revenue for the fiscal year ended March 31, 1999. Three customers accounted for 29%, 19% and 13%, respectively, of total revenues for the fiscal year ended March 31, 1998.

Cost of Product Sales

Cost of product sales for the year ended March 31, 2000 was approximately $12,141,000 or 52% of total revenues, as compared to approximately $9,530,000 or 71% of total revenues in fiscal year 1999. In fiscal year 1998 cost of product sales was approximately $10,461,000 or 86% of total revenues. The decrease in cost of product sales as a percent of revenue for the year ending March 31, 2000 as compared to the year ended March 31, 1999 was primarily a function of continued increases in sales volume of reagent discs and lower unit costs resulting from improved manufacturing processes. The decrease in cost of product sales from fiscal 1999 to 1998 was due to lower unit costs resulting from better standardized manufacturing processes.

 Research and Development Expense

The Company incurred research and development expenses of approximately $3,534,000 in fiscal 2000 compared with $2,627,000 in fiscal 1999 and approximately $1,635,000 in fiscal 1998. The $907,000 or 35% increase in research and development expenses in fiscal 2000 compared to fiscal 1999 is the result of an increase in headcount. The $992,000 or 61% increase in research and development expenses in fiscal 1999 compared to fiscal 1998 is the result of increased spending in the development of new test methods, in particular the new Critical Care Profile disk the Company launched in March 1999.

Research and development activities accounted for 15% of total revenue during fiscal 2000 as compared to 20% of total revenue during fiscal 1999 and 13% during fiscal 1998. The Company expects the dollar amount of research and development expenses to increase in fiscal 2001 from fiscal 2000 but remain the same as a percentage of total revenue, as the Company completes development and clinical trials of new test methods to expand its test menus as well as other development projects. There can be no assurance, however, that the Company will undertake such research and development activities in future periods or, if it does, that such activities will be successful.

Selling, General and Administrative Expense

Selling, general and administrative expenses were approximately $8,173,000 or 35% of total revenue in fiscal 2000 compared to $5,352,000 or 40% of total revenues in fiscal 1999, and approximately $4,741,000 or 39% of total revenues in fiscal 1998. The increase in selling, general and administrative expenses of $2,821,000 or 53% for fiscal 2000 is primarily the result of an increase in headcount. The increase in selling, general and administrative expenses for fiscal 1999 as compared to fiscal 1998 of $611,000 or 13% is primarily the result of launching new products and an increase in headcount.

The Company expects the dollar amount of selling, general and administrative expense to increase in fiscal 2001 from fiscal 2000 but decline as a percent of total revenue, to meet staffing and support demands associated with increased sales.

Interest and Other Income (Expense)

Interest income totaled approximately $149,000 in fiscal 2000 compared to $183,000 for fiscal 1999 and $370,000 in fiscal 1998. Other income, for fiscal 2000, included $38,000 of currency gain and a $24,000 state income tax refund.

The Company incurred interest expense of approximately $170,000 on equipment and working capital loans during fiscal 2000, net of capitalized interest of approximately $236,000 on the purchase and installation of the new automated disk production line and other manufacturing equipment in construction. Included in interest expense, for fiscal 2000, was a cancellation fee of $43,000 for the Company's previous line of credit. The Company incurred interest expense of approximately $231,000 on an equipment loan and a working capital loan during fiscal 1999, net of capitalized interest of approximately $67,000 on the purchase and installation of the new automated disk production line. The Company incurred interest expense of approximately $73,000 on an equipment loan during fiscal 1998. The Company expects interest expense to increase in fiscal 2001 to meet working capital requirements associated with an increase in sales.

Liquidity and Capital Resources

As of March 31, 2000, the Company had approximately $2,049,000 in cash and cash equivalents. The Company expects to incur substantial additional costs to support its future operations, including further commercialization of its products and development of new test methods that will allow the Company to further penetrate the human diagnostic market; acquisition of capital equipment for the Company's manufacturing facilities, which includes the ongoing costs related to continuing development of its current and future products; completion of development and implementation of an automated manufacturing line to provide capacity for increased commercial volumes; and additional pre-clinical testing and clinical trials for its current and future products.

Net cash used in operating activities during fiscal 2000 was $1,653,000 compared to $4,891,000 in fiscal 1999 and $2,111,000 net cash used in operating activities during fiscal 1998. The decrease in net cash used in operating activities in fiscal 2000 compared to fiscal 1999 was primarily due to a decrease in net loss by $3,633,000.

Net cash used in investing activities for fiscal 2000 was $2,009,000 as compared to net cash provided of $3,278,000 for fiscal 1999 compared to $870,000 net cash used in investing activities for fiscal 1998. The change from net cash provided in fiscal 1999 to net cash used in 2000 was due primarily to an increase in the purchase of property and equipment in fiscal 2000 and maturities of available-for-sale securities in fiscal 1999. The change from net cash used by investing activities in fiscal 1998 to net cash provided by investing activities for fiscal 1999 was primarily the result of maturities of available-for-sale securities in 1999 offset by an increase in the purchase of property and equipment.

Net cash provided by financing activities for fiscal 2000 was $285,000 as compared to $5,338,000 for fiscal 1999 and $3,246,000 for fiscal 1998. Cash provided by financing activities for fiscal 2000 is the primarily the result of proceeds of borrowings under a line of credit and equipment financing, net of repayments, of $138,000 and net proceeds from the issuance of common stock of $152,000. Cash provided by financing activities for fiscal 1999 was primarily the result of net proceeds from the issuance of preferred stock of $3,581,000, proceeds of borrowings under a line-of-credit and equipment financing arrangements, net of repayments, of $1,741,000. Cash provided by financing activities for fiscal 1998 is the result of net proceeds from issuance of common and preferred stock of $2,809,000 and net proceeds from equipment financing of $437,000.

The Company currently has $1,229,000 available under the line of credit. The line of credit is collateralized by the Company's accounts receivable, bears interest at the prime rate (9.0% at March 31, 2000) plus 1%, and expires in November 2000. There can be no assurance that the Company will be able to extend the line of credit for another year.

In fiscal 2000, the Company entered into a co-promotion agreement with Abbott Laboratories for two years with an option, exercisable by Abbott for three additional years. Under this agreement, Abbott will co-promote one of the Company's products in the United States and Canada. Abbott will receive a commission payable over an approximate eight-year period. The present value of the commission obligation is recorded concurrently with the sales using a discount rate of 9.75%. In addition, Abbott will provide up to $5 million in financing to support the Company's expansion of manufacturing capacity. Such borrowings will bear interest at 1.6% below prime, with interest payable quarterly and principal repayment no later than December 31, 2007. The difference between the discounted interest rate and the Company's incremental borrowing rate will be amortized over the initial two year terms of the agreement, beginning with the draw down of such financing which had not occurred at March 31, 2000. In addition, Abbott agreed to provide additional financing at 1.6% below prime to support additional sales programs contemplated by the Company. At March 31, 2000, accrued commission obligations totaled $360,000 and no borrowings had been drawn.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognizes all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this statement will not impact the Company's financial position, results of operations or cash flows. The Company is required to adopt this statement in the first quarter of fiscal year 2002.

RISK FACTORS

The future events that we describe in these risk factors involve risks and uncertainties, among them are risks and uncertainties related to:

1. the market acceptance of our products;

2. our continuing development of our products;

3. obtaining required Food and Drug Administration clearance and other federal, state and local government approvals;

4. the manufacture and distribution of our products on a commercial scale;

5. general market conditions; and

6. competition.

When used in these risk factors, the words "anticipates," "believes," "expects," "intends," "plans," "future," and similar expressions identify forward-looking statements. Our actual results could differ materially from those that we project in the forward- looking statements as a result of factors that we have set forth throughout this document as well as factors of which we are currently not aware.

WE ARE NOT PROFITABLE; WE MUST INCREASE SALES OF OUR PICCOLO AND DXS SYSTEM PRODUCTS TO BE PROFITABLE

As of March 31, 2000, we have been profitable for two quarters since our formation in 1989. Although we have had two profitable quarters, there can be no assurance that there will be profitable quarters in the future. We have incurred cumulative net losses of approximately $61 million. Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our DXS System and Piccolo products. Increasing our sales volume of our products will depend upon our ability to:

  continue to develop our products;

  increase our sales and marketing activities;

  increase our manufacturing activities; and

  effectively compete against current and future competitors.

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

  the level of competition in the markets in which we compete;

  the size and timing of sales orders that we receive from our customers;

  market acceptance of our current and future products;

  new product announcements made by us or our competitors;

  changes in our pricing structures or the pricing structures of our competitors;

  our ability to develop, introduce and market new products on a timely basis;

  the costs, and possible supply constraints, of the components that we use to build our products;

  our manufacturing capacities and our ability to increase the scale of these capacities;

  the mix of product sales between our analyzer and our reagent disc products;

  the different sales channels available to us;

  the limited size of our sales force;

  the amount we spend on research and development;

  changes in our strategy;

  changes in our key personnel;

  changes in regulatory matters; and

  general economic trends in the economy.

 WE MAY NEED ADDITIONAL FUNDING IN THE FUTURE AND THESE FUNDS MAY NOT BE AVAILABLE TO US

We believe that our existing capital resources, bank and equipment financing loans and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through fiscal year 2001, although no assurances can be given. We will need additional funds, however, if we do not achieve anticipated revenues, from the sale of our Piccolo and DXS System products. In addition, we expect to incur substantial additional costs to support our future operations, including:

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

To the extent that our existing resources and anticipated revenue from the sale of our products are insufficient to fund our activities, we will have to raise additional funds from the issuance of public or private securities. We may not be able to raise additional funding, or if we are able to, we may not be able to raise funding on acceptable terms. We may dilute then- existing shareholders if we raise additional funds by issuing new equity securities. Alternatively, we may have to relinquish rights to certain of our technologies, products and/or sales territories if we are required to obtain funds through arrangements with collaborative partners. If we are unable to raise needed funds, we may be required to curtail our operations significantly. This would materially adversely affect our operating results and financial condition.

WE HAVE LIMITED MARKETING AND DISTRIBUTION EXPERIENCE AND FEW RESOURCES TO DEVOTE TO MARKETING AND DISTRIBUTION; OUR INTERNATIONAL SALES EFFORTS ARE CHARACTERIZED BY A HIGH DEGREE OF DISTRIBUTOR TURNOVER

We have been marketing our Vetscan System products for less than five years in the veterinary diagnostic market, and we have less than four years in marketing the Piccolo System in the human diagnostic market. We have only recently begun marketing our Vetscan HMT products in the veterinary diagnostic market. Accordingly, we have very limited marketing and distribution experience, especially in the human diagnostic market. Further, we have limited resources to devote to marketing and distribution. In particular, we have only seventeen full-time sales personnel involved in our sales and marketing activities. While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals. If we are to increase our sales, we will need to increase the size of our sales force. However, we may be constrained from growing our sales force by our financial resources and the availability of qualified sales personnel. This means that we may not be able to build an effective sales and marketing organization, or we may not be able to establish an extensive and effective distribution network. We cannot assure you that:

  we will be able to build a successful sales and marketing organization;

  we will be able to establish effective distribution arrangements;

  any distribution arrangements that we are able to establish will be successful in marketing our products; or

  the costs associated with marketing and distributing our products will not be excessive.

Although we have established some international distributors, we have limited experience and resources in marketing and distributing our products in international markets. Moreover, we have experienced a high degree of turnover among our international distributors. This high degree of turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo System and DXS System products internationally.

WE NEED TO DEVELOP ADDITIONAL REAGENT DISCS FOR THE HUMAN DIAGNOSTIC MARKET IF WE ARE TO COMPETE IN THAT MARKET

We have developed a blood analysis system that consists of a portable blood analyzer and single-use reagent discs. Each reagent disc performs a series of standard blood tests. We believe that it is necessary to develop additional series of reagent discs with various tests for use with the Piccolo and DXS systems. Currently, we have primarily developed reagent discs suitable for the veterinary diagnostic market. In order to be competitive in the more lucrative human diagnostic market, we need to develop additional reagent discs that include certain standard tests for which the medical community receives reimbursements from third party payors such as HMOs and Medicare. The tests that we need to develop to compete in the human diagnostic market include the standard electrolyte tests -- potassium, sodium, chloride and carbon dioxide -- and lipid tests. Currently, we are in clinical testing for the potassium, sodium and carbon dioxide tests, but we are still developing the chloride and lipid tests. We may not be able to develop these new reagent discs on a timely and cost effective basis. Also, we may not be able to obtain regulatory clearance for these new reagent discs. Further, even if we gain regulatory approval, we may not be able to successfully manufacture or market the reagent discs. Our failure to meet one or more of these challenges will materially adversely affect our operating results and financial condition.

WE RELY ON DISTRIBUTORS TO SELL OUR PRODUCTS; WE RELY ON SOLE DISTRIBUTOR ARRANGEMENTS IN A NUMBER OF COUNTRIES

We distribute our products primarily through distributors. As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We have a number of distributors in the United States who distribute our DXS System products, although one of these distributors has accounted for a majority of our sales in the United States to date. We believe that our future growth depends on the efforts of these distributors. If one of our distributors were to stop selling our products, we may not be able to replace it. Further, many of our distributors may carry our competitors' products, and may promote our competitors' products over our own products. Finally, we do not have at this time distribution partners in the United States who distribute our products for the human diagnostic market.

We currently have exclusive distribution agreements in Argentina, Australia, Austria, France, Germany, Greece, Hong Kong, Italy, Japan, Korea, Mexico, New Zealand, Norway, Portugal, Spain, Switzerland, Turkey and the United Kingdom.

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

The Company's lease will expire in July 2000. The Company anticipates entering into a new lease agreement for 91,124 square feet of new office, research and development and manufacturing space in a building in Union City, California. The Company expects to move into the new facility during the third quarter of fiscal 2001. There can be no assurance that this lease agreement will be finalized on terms acceptable to the Company or that the new facility will be ready on time. There can be no assurance that the manufacturing will be validated in a timely manner.

WE DEPEND ON SOLE SUPPLIERS FOR SEVERAL KEY COMPONENTS TO OUR PRODUCTS

We use several components that are currently available from limited or sole sources. A single injection molding manufacturer currently makes the molded plastic discs which, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require; to date, we have only qualified one manufacturer, at two different sites, to manufacture the molded plastic discs. Moreover, we currently depend on a single vendor for some of the chemicals that we use to produce the dry reagent chemistry beads. Further, our analyzer products use several technologically advanced components that are each available only from single vendors. Because we are dependent on a limited number of suppliers and manufacturers for critical components to our products, we are particularly susceptible to any interruption in the supply of these products or the viability of our assembly arrangements. The loss of one of these suppliers or a disruption in our manufacturing arrangements would materially adversely affect our business and financial condition.

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

Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration. The FDA classified our initial Piccolo products as "Class II" devices. Class II devices require us to submit to the FDA a pre-market notification form or 510(k). The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing. In our 510(k) notification, we must, among other things, establish that the product we plan to market is "substantially equivalent" to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) to a product that the FDA has previously cleared under the 510(k) process. The FDA review process of a 510(k) notification can last anywhere from three months to over year, and the FDA must issue a written order finding "substantial equivalence" before a company can market a medical device. To date, we have received market clearance from the FDA for our Piccolo System and 16 reagent tests that we have on four reagent discs. We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures. These new test products are crucial for our success in the human diagnostic market. If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

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

WE RELY ON PATENTS AND OTHER PROPRIETARY INFORMATION, THE LOSS OF ANY OF WHICH WOULD NEGATIVELY AFFECT OUR BUSINESS

As of March 31, 2000, we have filed 22 patent applications in the United States and have been issued 20 patents. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications in secrecy until it issues the patents and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks with respect to interest rates on the Company's accounts receivable line of credit, long-term debt and short-term investments. The Company does not use derivative financial instruments for speculative or trading purposes.

The accounts receivable line of credit monthly interest expense is based on 1.0% over the prime rate. An increase in the prime rate would expose the Company to higher interest expenses. The balance on the line of credit was $1,271,000 as of March 31, 2000. For each 1% increase in the prime rate, the Company would pay approximately $3,200 of additional interest expense each quarter. In fiscal 1999 the monthly interest expense was based on 2.5% over the prime rate. The balance on the line of credit was $683,000 at the end of fiscal 1999. For each 1% increase in the prime rate, the Company would have increased interest expense for each quarter by approximately $1,700.

The long-term debt monthly interest expense is based on 1.5% over the prime rate. An increase in interest rates would have exposed the Company to higher interest expenses. The balance on the long-term debt was $1,045,000 as of March 31, 2000. For each 1% increase in interest rate, the Company would have paid approximately $2,600 of additional interest expense each quarter. In fiscal 1999 the monthly interest expense was based on an interest rate of 16%. The balance on the long-term debt was $1,495,000 at the end of fiscal 1999. For each 1% increase in the prime rate, the Company would have increased interest expense for each quarter by approximately $3,700.

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

The Company sells the Vetscan to MELET priced in Euros. The Company does not hedge this risk. There was no amount owed by MELET at March 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

Independent Auditors' Report	**
Balance Sheets at March 31, 2000 and 1999	**
Statements of Operations for the Years Ended March 31, 2000, 1999 and 1998	**
Statements of Shareholders' Equity for the Years Ended March 31, 2000, 1999 and 1998	**
Statements of Cash Flows for the Years Ended March 31, 2000, 1999 and 1998	**
Notes to Financial Statements	**

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Abaxis, Inc.:

We have audited the accompanying balance sheets of Abaxis, Inc. (the "Company") as of March 31, 2000 and 1999 and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
April  26, 2000

ABAXIS, INC

BALANCE SHEETS

                                                              March 31,
                                                      -------------------------
                                                          2000         1999
                                                      ------------ ------------
                            Assets
Current assets:
  Cash and cash equivalents .......................    $2,049,000   $5,426,000
  Trade and other receivables (net of allowance
    for doubtful accounts of $466,000 in 2000
    and $174,000 in 1999) .........................     5,100,000    2,731,000
  Interest receivable .............................         8,000           --
  Inventories .....................................     2,725,000    1,933,000
  Prepaid expenses ................................       120,000      233,000
                                                      ------------ ------------
           Total current assets ...................    10,002,000   10,323,000
Property and equipment - net ......................     3,941,000    2,518,000
Deposits and other assets .........................       155,000       73,000
                                                      ------------ ------------
Total assets ......................................   $14,098,000  $12,914,000
                                                      ============ ============
            Liabilities and Shareholders' Equity
Current liabilities:
  Borrowings under line of credit..................    $1,271,000     $683,000
  Accounts payable ................................     1,029,000    1,087,000
  Dividend payable ................................            --       88,000
  Accrued payroll and related expenses ............     1,625,000      573,000
  Other accrued liabilities .......................       448,000      410,000
  Warranty reserve ................................       460,000      737,000
  Deferred rent ...................................        15,000       53,000
  Deferred revenue ................................       719,000      258,000
  Current portion of capital lease obligations.....        24,000           --
  Current portion of long-term debt ...............       392,000      606,000
                                                      ------------ ------------
           Total current liabilities ..............     5,983,000    4,495,000
                                                      ------------ ------------

Capital lease obligation, less current portion.....        41,000           --
Long-term debt, less current portion...............       653,000      889,000
Long-term commission obligation, less
   current portion.................................       184,000           --
                                                      ------------ ------------
           Total non-current liabilities...........       878,000      889,000
                                                      ------------ ------------

Commitments and contingencies (Note 6)

Shareholders' equity:
  Convertible preferred stock, no par value:
    authorized shares - 5,000,000; issued and
    outstanding shares - none in 2000 and
    4,000 in 1999 .................................            --    3,581,000
  Common stock, no par value: authorized shares -
    35,000,000; issued and outstanding  shares -
    15,695,391 in 2000 and 13,957,980 in 1999 .....    68,005,000   63,944,000
  Deferred compensation ...........................       (73,000)     (28,000)
  Accumulated deficit .............................   (60,695,000) (59,967,000)
                                                      ------------ ------------
           Total shareholders' equity .............     7,237,000    7,530,000
                                                      ------------ ------------
Total liabilities and shareholders' equity ........   $14,098,000  $12,914,000
                                                      ============ ============

See notes to financial statements

ABAXIS, INC

STATEMENTS OF OPERATIONS

                                                 Years Ended March 31,
                                       --------------------------------------
                                           2000         1999         1998
                                       ------------ ------------ ------------
Product sales, net ..................  $23,090,000  $13,191,000  $12,052,000
Development and licensing revenue....      140,000      156,000      135,000
                                       ------------ ------------ ------------
Total product revenues ..............   23,230,000   13,347,000   12,187,000
                                       ------------ ------------ ------------
Costs and operating expenses:
  Cost of product sales..............   12,141,000    9,530,000   10,461,000
  Research and development ..........    3,534,000    2,627,000    1,635,000
  Selling, general and
    administrative ..................    8,173,000    5,352,000    4,741,000
                                       ------------ ------------ ------------
Total costs and operating expenses ..   23,848,000   17,509,000   16,837,000
                                       ------------ ------------ ------------
Loss from operations ................     (618,000)  (4,162,000)  (4,650,000)
Interest and other income ...........      211,000      183,000      370,000
Interest expense ....................     (170,000)    (231,000)     (73,000)
                                       ------------ ------------ ------------
Net loss ............................    ($577,000) ($4,210,000) ($4,353,000)
                                       ============ ============ ============

Basic and diluted loss per
  share (a) .........................       ($0.05)      ($0.31)      ($0.44)
                                       ============ ============ ============

Shares used in computing
   basic and diluted per
   share amounts ....................   14,295,748   13,794,450   11,920,202
                                       ============ ============ ============

(a) Net loss attributable to common shareholders used in computation of loss per share for the years ended March 31, 2000, 1999 and 1998 was $(728,000), $(4,309,000) and $(5,233,000), respectively (Note 1).

See notes to financial statements

ABAXIS, INC

STATEMENTS OF SHAREHOLDERS' EQUITY

                                         Convertible Preferred
                                                 Stock              Common Stock      Deferred                   Total
                                       --------------------- ------------------------ Compensa-  Accumulated  Shareholders'
                                        Shares     Amount      Shares       Amount      tion       Deficit       Equity
                                       --------- ----------- ----------- ------------ --------- ------------- ------------
Balances at March 31, 1997 ...........      --       $   --  11,886,153  $59,783,000     $ --   ($50,425,000)  $9,358,000
Stock option exercises ...............      --           --      31,650       41,000       --           --         41,000
Issuance of common stock for services       --           --      24,944       69,000       --           --         69,000
Issuance of Series B preferred
  stock in a private placement,
  net of issuance costs
  of $232,000 ........................    3,000   2,018,000          --      750,000       --           --      2,768,000
Accretion of preferred stock .........      --      880,000          --          --        --       (880,000)         --
Conversion of Series B preferred
  stock into common stock ............     (377)   (469,000)    244,873      469,000       --           --            --
Net loss .............................      --           --          --          --        --     (4,353,000)  (4,353,000)
                                       --------- ----------- ----------- ------------ --------- ------------- ------------
Balances at March 31, 1998 ...........    2,623   2,429,000  12,187,620   61,112,000       --    (55,658,000)   7,883,000
Stock option exercises ...............      --           --      33,908       16,000       --           --         16,000
Issuance of common stock for services       --           --      77,823      159,000       --           --        159,000
Issuance of Series C preferred
  stock in a private placement,
  net of issuance costs
  of $419,000 ........................    4,000   3,581,000          --          --        --           --      3,581,000
Preferred dividend payable ...........      --           --          --          --        --        (88,000)     (88,000)
Accretion of preferred stock .........      --       11,000          --          --        --        (11,000)         --
Conversion of Series B preferred
  stock into common stock ............   (2,623) (2,440,000)  1,658,629    2,440,000       --           --            --
Options and warrants granted
  to consultants .....................      --           --          --      217,000  (217,000)         --            --
Amortization of deferred compensation.      --           --          --          --    189,000          --        189,000
Net loss .............................      --           --          --          --        --     (4,210,000)  (4,210,000)
                                       --------- ----------- ----------- ------------ --------- ------------- ------------
Balances at March 31, 1999 ...........    4,000   3,581,000  13,957,980   63,944,000   (28,000)  (59,967,000)   7,530,000
Stock option exercises ...............      --           --      47,247      152,000       --           --        152,000
Preferred stock dividend payable .....      --           --          --          --        --       (151,000)    (151,000)
Conversion of Series C preferred
  stock into common stock ............   (4,000) (3,581,000)  1,600,000    3,581,000       --           --            --
Conversion of dividends payable
  stock into common stock ............      --           --      90,164      239,000       --           --        239,000
Non-employee stock compensation.......      --           --          --       89,000   (89,000)         --            --
Amortization of deferred compensation.      --           --          --          --     44,000          --         44,000
Net loss .............................      --           --          --          --        --       (577,000)    (577,000)
                                       --------- ----------- ----------- ------------ --------- ------------- ------------
Balances at March 31, 2000 ...........      --       $   --  15,695,391  $68,005,000  ($73,000) ($60,695,000)  $7,237,000
                                       ========= =========== =========== ============ ========= ============= ============

See notes to financial statements

ABAXIS, INC

STATEMENTS OF CASH FLOWS

                                                    Years Ended March 31,
                                          --------------------------------------
                                              2000         1999         1998
                                          ------------ ------------ ------------
Operating activities:
  Net loss ..............................   ($577,000) ($4,210,000) ($4,353,000)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
    Depreciation and amortization .......     656,000      709,000      703,000
    Common stock issued for services ....         --       159,000       69,000
    Amortization of deferred
     compensation........................      44,000      189,000          --
    Changes in assets and liabilities:
      Trade and other receivables .......  (2,369,000)    (801,000)    (240,000)
      Interest receivable ...............      (8,000)     130,000      (50,000)
      Inventories .......................    (792,000)    (402,000)     687,000
      Prepaid expenses ..................     113,000      (83,000)     (15,000)
      Deposits and other assets .........     (82,000)      12,000       (5,000)
      Accounts payable ..................     (58,000)    (423,000)     815,000
      Accrued payroll and related
        expenses ........................   1,052,000     (196,000)     165,000
      Warranty reserve and other
        accrued liabilities .............    (277,000)      33,000       94,000
      Deferred revenue ..................     461,000       (8,000)      19,000
      Long-term commission obligations...     184,000          --           --
                                          ------------ ------------ ------------
        Net cash used in operating
          activities ....................  (1,653,000)  (4,891,000)  (2,111,000)
                                          ------------ ------------ ------------
Investing activities:

  Purchase of property and equipment ....  (2,009,000)    (918,000)    (559,000)
  Purchase of available-for-sale
    securities ..........................         --    (1,474,000) (10,328,000)
  Maturities of available-for-sale
    securities ..........................         --     5,670,000    9,526,000
  Sales of available-for-sale
    securities ..........................         --           --       491,000
                                          ------------ ------------ ------------
        Net cash provided by (used in)
          investing activities ..........  (2,009,000)   3,278,000     (870,000)
                                          ------------ ------------ ------------
Financing activities:
  Proceeds from equipment financing .....   1,176,000    1,472,000      600,000
  Repayment of equipment financing ......  (1,626,000)    (414,000)    (163,000)
  Net borrowings under line-of-credit
    agreement............................     588,000      683,000          --
  Proceeds from issuance of common
    and preferred stock .................         --     3,581,000    2,809,000
  Exercise of stock options..............     152,000       16,000          --
  Repayment of capital leases............      (5,000)         --           --
                                          ------------ ------------ ------------
        Net cash provided by financing
           activities ...................     285,000    5,338,000    3,246,000
                                          ------------ ------------ ------------
Net increase (decrease) in cash and
  cash equivalents ......................  (3,377,000)   3,725,000      265,000
Cash and cash equivalents at
  beginning of year .....................   5,426,000    1,701,000    1,436,000
                                          ------------ ------------ ------------
Cash and cash equivalents at end of
  year ..................................  $2,049,000   $5,426,000   $1,701,000
                                          ============ ============ ============
Supplemental disclosures of cash
 flow information:
  Cash paid for interest, net of
    interest capitalized.................    $161,000     $231,000      $73,000
                                          ============ ============ ============

  Taxes..................................    ($24,000)     $28,000       $  --
                                          ============ ============ ============
Noncash financing activities -
  Conversion of preferred stock and
    related dividends payable into
    common stock.........................  $3,820,000   $2,440,000     $469,000
                                          ============ ============ ============
  Accretion of preferred
    stock (Note 8) ......................      $  --       $11,000     $880,000
                                          ============ ============ ============

  Accrued dividends on preferred stock...    $151,000      $88,000       $  --
                                          ============ ============ ============

  Capital lease obligations incurred in
     connection with acquisition of
     fixed assets........................     $70,000       $  --        $  --
                                          ============ ============ ============

See notes to financial statements

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2000, 1999 AND 1998

1. Organization and Summary of Significant Accounting Policies

Abaxis, Inc. (the Company) was incorporated in California in 1989 and develops, manufactures and markets portable blood analysis systems for use in any patient care setting to provide clinicians with rapid blood constituent measurements.

Certain Significant Risks and Uncertainties - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts receivable, the net realizable value of inventory, certain accruals and warranty reserves. Actual results could differ from those estimates.

The Company expects to incur substantial costs in fiscal 2001 related to the continued development and marketing of its products. In addition, future capital requirements will include amounts necessary to fund accounts receivable, inventories, and capital equipment acquisitions. The Company believes that its existing capital resources, available debt facilities and anticipated revenue from DXS System and Piccolo product sales will be adequate to satisfy its currently planned financial requirements through fiscal 2001. In the event revenue is significantly below the anticipated level or there are other unexpected adverse developments affecting cash flow, the Company will need to raise additional funds from private or public financing if it is to sustain its currently planned level of operating expenses during fiscal 2001, or in the event that the Company is unsuccessful in raising sufficient funding, the Company will have to significantly reduce its operating expenses.

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

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalentsand accounts receivable. Cash and cash equivalents consist primarily of interest-bearing accounts placed with high quality financial institutions and are regularly monitored by management. The Company sells its products primarily to organizations in the United States, Japan and Europe. The Company monitors the credit status of its customers on an ongoing basis and generally does not require its customers to provide collateral for purchases on credit. The Company maintains allowances for potential bad debt losses. At March 31, 2000, one customer accounted for 46% of accounts receivable. At March 31, 1999, one customer accounted for 32% of accounts receivable.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are generally provided using the straight-line method over the shorter of the estimated useful lives of the assets (two to five years). Computer software for internal use are capitalized and accounted in accordance with Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" issued by the American Institute of Certified Public Accountants. Leasehold improvements are amortized over the shorter of the estimated useful lives or the related lease term. During 2000 and 1999 the Company capitalized $236,000 and $67,000, respectively of interest on constructed assets.

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

Revenue Recognition - Revenues are recognized upon shipment. Rights of return are generally not provided and a provision for the estimated future cost of warranty is made at the time revenue is recognized. Revenues from extended warranty arrangements are recognized ratably over the related warranty period. Instrument revenues under cross distribution agreements (where the Company and another party purchase each other's products for resale) are recognized upon sale of the products to the end user.

Research and Development - Research and development costs are expensed as incurred and include expenses associated with new product research and regulatory activities associated with new products.

Advertising Expenses - Costs of advertising, which also includes promotional expenses, are expensed as incurred. Advertising expenses for the years ended March 31, 2000, 1999 and 1998 were approximately $1,016,000, $941,000 and $679,000, respectively.

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

Per Share Information - Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding and the net loss attributable to common shareholders. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. As a result of operating losses, there is no difference between the basic and diluted calculations of net loss per share. Shares used in the calculation of diluted net loss per share during 2000, 1999 and 1998 exclude 1,116,423, 1,805,000 and 1,906,000, respectively, common equivalent shares related to options, warrants and preferred stock. Loss attributable to common shareholders includes accrued dividends and the accretion relating to the calculated imbedded yield representing the discount on the assumed potential conversion of the preferred stock issued by the Company (See Note 8).

The reconciliation of net loss to net loss attributable to common shareholders is as follows:

                                                 Years Ended March 31,
                                       --------------------------------------
                                           2000         1999         1998
                                       ------------ ------------ ------------
Net loss .............................   ($577,000) ($4,210,000) ($4,353,000)
Accrued preferred stock dividends ....    (151,000)     (88,000)         --
Value assigned to accretion of
  preferred stock (Note 8) ...........         --       (11,000)    (880,000)
                                       ------------ ------------ ------------
Loss attributable to common
  shareholders........................   ($728,000) ($4,309,000) ($5,233,000)
                                       ============ ============ ============

Comprehensive Loss - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from nonowner sources. Comprehensive loss was the same as net loss for the years ended March 31, 2000, 1999 and 1998.

New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. Adoption of this statement will not impact the Company's financial position, results of operations or cash flows. The Company is required to adopt this statement in the first quarter of fiscal year 2002.

2. Inventories

Inventories at March 31 consist of the following:

                                                  2000         1999
                                              ------------ ------------
Raw materials ..............................     $847,000     $910,000
Work in process ............................    1,070,000      574,000
Finished goods .............................      808,000      449,000
                                              ------------ ------------
                                               $2,725,000   $1,933,000
                                              ============ ============

3. Property and Equipment

Property and equipment at March 31 consist of the following:

                                                  2000         1999
                                              ------------ ------------
Machinery and equipment ....................   $5,151,000   $4,137,000
Furniture and fixtures .....................      965,000      929,000
Computers and computer equipment ...........    1,040,000      961,000
Leasehold improvements .....................      320,000      320,000
Construction in progress ...................    2,666,000    1,751,000
                                              ------------ ------------
                                               10,142,000    8,098,000
Accumulated depreciation and amortization ..   (6,201,000)  (5,580,000)
                                              ------------ ------------
Property and equipment, net ................   $3,941,000   $2,518,000
                                              ============ ============

4. Line of Credit and Long-Term Debt

During fiscal 2000, the Company refinanced the existing line of credit and equipment financing loans. The new line of credit provides for borrowings of up to $4,000,000 of which $2,500,000 was available at March 31, 2000. The additional $1,500,000 could become available if the Company elects to pay additional fees to the bank. The line of credit is collateralized by the Company's accounts receivable, bears interest at the prime rate (9.0% at March 31, 2000) plus 1.0%, and expires in November 2000. At March 31, 2000 the amount outstanding under the line of credit was $1,271,000.

At March 31, 2000, the Company had $1,045,000 outstanding under the new equipment financing loan, which is collateralized by the Company's equipment and bears interest at the prime rate (9.0% at March 31, 2000) plus 1.5%. Payments are due in monthly installments of principal and interest totaling approximately $42,000.

In connection with the previous line of credit and equipment financing loans, warrants to purchase 148,773 shares of the Company's common stock at a weighted average exercise price of $2.65 per share were issued to the lender. As of March 31, 2000, the warrants have not been exercised and will expire from September 8, 2003 to April 30, 2004.

Future principal payments under the equipment financing loan are as follows:

 Fiscal Year Ending March 31,
     2001 ..................................     $392,000
     2002 ..................................      392,000
     2003 ..................................      261,000
                                              ------------
                                               $1,045,000
                                              ============

5. Co-Promotion Agreement

In fiscal 2000, the Company entered into a co-promotion agreement with Abbott Laboratories for two years with an option, exercisable by Abbott for three additional years. Under this agreement, Abbott will co-promote one of the Company's products in the United States and Canada. Abbott will receive a commission payable over an approximate eight-year period.

The present value of the commission obligation is recorded concurrently with the sales using a discount rate of 9.75%. In addition, Abbott will provide up to $5 million in financing to support the Company's expansion of manufacturing capacity. Such borrowings will bear interest at 1.6% below prime, with interest payable quarterly and principal repayment no later than December 31, 2007. The difference between the discounted interest rate and the Company's incremental borrowing rate will be amortized over the initial two year terms of the agreement, beginning with the draw down of such financing which had not occurred at March 31, 2000. In addition, Abbott agreed to provide additional financing at 1.6% below prime to support additional sales programs contemplated by the Company.

Future payments on commission obligations are as follows:

 Fiscal Year Ending March 31,
     2001 ..................................     $178,000
     2002 ..................................       63,000
     2003 ..................................       53,000
     2004 ..................................       44,000
     2005 ..................................       34,000
     Thereafter.............................       47,000
                                              ------------
Total commission obligation.................      419,000
Less amounts representing interest..........       59,000
                                              ------------
Present value of commission obligations.....      360,000
Less amounts due within one year
  included in accounts payable..............      176,000
                                              ------------
Long-term portion...........................     $184,000
                                              ============

6. Commitments and Contingencies

Lease - The Company leases its principal facility and certain computer and office equipment under non- cancelable operating lease agreements, which expire on various dates through fiscal 2005. Monthly rental payments increase based on a predetermined schedule. The Company recognizes rent expense on a straight-line basis over the life of the lease.

The Company leases certain computer equipment under non-cancelable lease agreements that are accounted for as capital leases.

The future minimum payments under the leases at March 31, 2000 are as follows:

                                                Capital     Operating
                                                 Leases       Leases
                                              ------------ ------------
Fiscal Year Ending March 31,
     2001 ..................................      $36,000      $51,000
     2002 ..................................       31,000       30,000
     2003 ..................................       11,000        6,000
     2004 ..................................                     6,000
     2005 ..................................                     5,000
                                              ------------ ------------
Total minimum lease payments................       78,000      $98,000
                                                           ============
Less amounts representing interest..........       13,000
                                              ------------
Present value of minimum lease payments.....       65,000
Less amounts due within one year............       24,000
                                              ------------
                                                  $41,000
                                              ============

Rent expense under operating leases was approximately $734,000, $691,000 and $652,000 for the years ended March 31, 2000, 1999 and 1998, respectively.

Litigation - The Company is involved in litigation in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company, the Company's financial position or results of operations.

7. Retirement Plan

The Company has a tax deferred savings plan for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to have salary reduction contributions made to the plan on a quarterly basis. The Company may make annual contributions to the plan at the discretion of the Board of Directors. During fiscal 2000, the Company made a contribution of $97,000 to the plan.

8. Shareholders' Equity

Convertible Preferred Stock -

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

In November 1998 the Company sold 4,000 shares of non-voting Series C Convertible Preferred Stock to certain non- U.S. purchasers at a price per share of $1,000, with net proceeds to the Company of approximately $3,581,000. Each share of Series C Preferred Stock was entitled to receive a dividend of $60 per share per annum, payable in cash or stock at the option of the Company. The 4,000 shares of Series C Preferred Stock were convertible into 1,600,000 shares of the Company's common stock. The number of converted shares was determined by dividing $1,000, the purchase price per share of Series C Preferred Stock, by $2.50, the initial conversion price for the Series C Preferred Stock. At March 31, 2000, the 4,000 shares of Series C preferred stock had been converted to 1,600,000 shares of common stock in accordance with the specified exchange ratio. In addition, dividends of $239,000, including $88,000 accrued at March 31, 1999, were converted to 90,164 shares of common stock.

Stock Option Plan - Under the Company's 1998 Stock Option Plan (the Option Plan), options to purchase common stock may be granted to employees and consultants of the Company. Options granted under the Option Plan may be either incentive stock options or nonqualified stock options. Incentive stock options are granted at no less than the fair market value of the common stock on the date of grant, and nonqualified stock options are granted at no less than 85% of the current fair market value of the common stock on the date of grant. The stock options generally expire ten years from the date of grant and normally become exercisable ratably over four years. Under the Company's 1992 Outside Directors' Stock Option Plan (the Directors' Plan), options to purchase 4,000 shares of common stock are automatically granted, annually, to directors of the Company who are not employees. Options under the Directors' Plan are nonqualified stock options and are granted at the fair market value on the date of grant and expire ten years from the date of grant.

During the fiscal years ending March 31, 2000, 1999 and 1998, the Company granted 21,000, 135,000 and 10,000 non- statutory stock options to consultants, the values of which were originally estimated at $85,000, $190,000 and $15,000 respectively. The options vest ratably over four years and 13,167 remain unvested at March 31, 2000. The values attributable to the grants are determined at each vesting date and have been amortized over the service period. The estimated fair value of deferred compensation attributable to the unvested portion of these grants was revalued at March 31, 2000, using the Black-Scholes pricing model with the following weighted average assumptions: contractual life of 7.68 years; risk free interest rate of 7.5%; volatility of 84% and no dividends during the expected life. Such amount is subject to adjustment based upon the future value of the Company's common stock.

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
                                               Number of     Exercise
                                                 Shares       Price
                                              ------------ ------------
Balances at March 31, 1997 (464,065 shares
  vested at a weighted average price
  of $4.15) ................................    1,177,049         4.54
Granted (weighted average fair value
  of $1.69 per share) ......................      323,000         2.89
Exercised ..................................      (31,650)        1.28
Canceled ...................................     (301,144)        4.82
                                              ------------
Balances at March 31, 1998 (605,329 shares
  vested at a weighted average price
  of $4.39) ................................    1,167,255         4.10
Granted (weighted average fair value
  of $1.69 per share) ......................      815,050         2.07
Exercised ..................................      (33,908)        0.49
Canceled ...................................     (313,454)        3.89
                                              ------------
Balances at March 31, 1999 (793,094 shares
  vested at a weighted average price
  of $3.99) ................................    1,634,943         3.25
Granted (weighted average fair value
  of $4.02 per share) ......................      682,400         4.94
Exercised ..................................      (47,247)        3.23
Canceled ...................................     (186,307)        2.69
                                              ------------
Balances at March 31, 2000..................    2,083,789        $3.85
                                              ============

Additional information regarding options outstanding as of March 31, 2000 is as follows:

                          Options Outstanding        Options Exercisable
                   -------------------------------- ---------------------
                                Weighted
                                Average
                               Remaining  Weighted-             Weighted-
                               Contractual Average               Average
     Range of        Number       Life    Exercise    Number    Exercise
 Exercise Prices    of Shares   (Years)     Price    of Shares    Price
------------------ ----------- ---------- --------- ----------- ---------
 $1.20  to  $1.20      32,000       1.56     $1.20      32,000     $1.20
  1.50       1.56     216,000       8.81      1.56      63,917      1.56
  1.59       2.00     305,150       8.67      1.91      86,827      1.86
  2.09       2.34     236,042       8.71      2.23      82,458      2.19
  2.38       3.00     247,200       7.68      2.66     139,245      2.62
  3.06       4.13     213,500       6.90      3.48     143,791      3.41
  4.19       4.94     152,500       7.24      4.53      68,784      0.47
  5.13       5.13     254,000       6.23      5.13     238,208      5.13
  5.50       7.88     210,397       6.66      6.45     136,773      5.89
  8.13  to   9.50     217,000       9.18      8.27      15,000      9.11
                   -----------                      -----------
 $1.20      $9.50   2,083,789       7.73     $3.85   1,007,003     $3.79
                   ===========                      ===========

At March 31, 2000, 419,967 and 32,750 shares were available for future grants under the Option Plan and the Directors' Plan, respectively.

Additional Stock Plan Information - As discussed in Note 1, the Company continues to account for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, and its related interpretations.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires the disclosure of pro forma net loss and loss per share as if the Company had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 23 months following vesting; volatility, 84% in 2000, 88% in 1999 and 77% in 1998; risk-free interest rate 7.5% in 2000, 5.5% in 1999 and 5.9% in 1998; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the 2000, 1999, 1998 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net loss attributable to common shareholders would have been $1,585,000 ($0.11 per share) in 2000, $4,865,000 ($0.35 per share) in 1999 and $5,055,000 ($0.50 per share) in 1998. However, the impact of outstanding non-vested stock options granted prior to fiscal year 1996 has been excluded from the pro forma calculation; accordingly, the fiscal years 2000, 1999 and 1998 pro forma adjustments are not indicative of future period pro forma adjustments, when the calculation will apply to all applicable stock options.

9. Income Taxes

As of March 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $50,000,000 and $24,672,000, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $1,745,000 and $1,005,000, respectively. The net operating loss and credit carryforwards will expire at various dates from 2001 through 2019, if not utilized. Use of the Company's net operating loss and tax credit carryforwards may be limited if a change in ownership, as defined by the Internal Revenue Code, occurs.

Significant components of the Company's deferred tax assets are as follows:

                                                   2000         1999
                                               ------------ ------------
Deferred tax assets:
  Net operating loss carryforwards ..........  $18,439,000  $19,390,000
  Research and development credit and
    manufacturer's investment credit
    carryforwards ...........................    2,480,000    2,530,000
  Capitalized research and development ......           --      450,000
  Other, net ................................    1,534,000      810,000
                                               ------------ ------------
                                                22,453,000   23,180,000
Valuation allowance for deferred tax assets .  (22,453,000) (23,180,000)
                                               ------------ ------------
Total deferred tax assets ...................      $   --       $   --
                                               ============ ============

The Company has not recorded any tax provision or credit for income taxes due to the Company's historic losses and uncertainties surrounding the ability to utilize its deferred tax assets in the future.

10. Customer and Geographic Information

The Company currently operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any patient care setting to provide clinicians with rapid blood constituent measurements. The following is a summary of revenues from external customers for each group of products and services provided by the Company:

                                         Years Ended March 31,
                               --------------------------------------
                                   2000         1999         1998
                               ------------ ------------ ------------
Blood chemistry analyzers....  $11,769,000   $5,303,000   $7,453,000
Reagent discs................   10,697,000    7,065,000    4,351,000
Other........................      624,000      823,000      248,000
                               ------------ ------------ ------------
  Product sales, net.........   23,090,000   13,191,000   12,052,000
Development and licensing
  revenue....................      140,000      156,000      135,000
                               ------------ ------------ ------------
Total revenues...............  $23,230,000  $13,347,000  $12,187,000
                               ============ ============ ============

In fiscal year 2000, one customer accounted for 45% of total revenues. One customer accounted for 39% of total revenues for the fiscal year ended March 31, 1999. Three customers accounted for 29%, 19% and 13%, respectively, of total revenues for the fiscal year ended March 31, 1998.

The following is a summary of revenues by geographic region based on customer location:

                                         Years Ended March 31,
                               --------------------------------------
                                   2000         1999         1998
                               ------------ ------------ ------------
United States ...............  $19,037,000  $11,179,000   $8,633,000
Europe ......................   $2,911,000   $1,210,000     $806,000
Asia and Latin America.......    1,282,000      958,000    2,748,000
                               ------------ ------------ ------------
Total .......................  $23,230,000  $13,347,000  $12,187,000
                               ============ ============ ============

The Company's long-lived assets are located in the United States.

11. Related Party

The Company has granted one of its investors exclusive rights to distribute its products in Japan. The investor has the option to exercise limited manufacturing rights for resale of products in Japan, subject to certain conditions. Sales to this investor totaled $1,049,000, $755,000 and $2,301,000 in fiscal 2000, 1999 and 1998 respectively. At March 31, 2000 and 1999, accounts receivable from the investor totaled $172,000 and $27,000 respectively.

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the directors and executive officers of the Company as of June 9, 2000.
Name	Age	Title
Clinton H. Severson	52	Chairman of the Board, President, Chief Executive Officer and Director
Richard Bastiani, Ph.D. (2)	57	Director
Brenton G. A. Hanlon (2)	54	Director
Prithipal Singh, Ph.D. (1)	61	Director
Ernest S. Tucker, III, MD (1)	67	Director
Michael Mercer	46	Vice President of Domestic Marketing and Sales
Robert Milder	50	Vice President of Operations
Vladimir E. Ostoich, Ph.D.	54	Vice President of Engineering, Founder
Donald J. Stewart	44	Vice President of Finance and Administration and CFO and Secretary
Kenneth Aron, PhD.	47	Vice President of Research & Development

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

Mr. Severson has served as President, Chief Executive Officer and Director of the Company since June 1996. He was appointed Chairman of the Board in May 1998. From February 1989 to May 1996, Mr. Severson served as President and Chief Executive Officer of MAST Immunosystems, Inc., a medical diagnostic company.

Dr. Bastiani joined the Company's Board of Directors in September 1995. Dr. Bastiani was President of Dendreon, a biotechnology company until September 1999. Dr. Bastiani served as President of Syva Company, a medical diagnostic testing company, from February 1991 until June 1995.

Mr. Hanlon joined the Company's Board of Directors in November 1996. Mr. Hanlon is President and COO of Tri- Continent Scientific, a subsidiary of Hitachi Chemical, and a manufacturer of instrumentation for diagnostic applications. Mr. Hanlon served as Vice President and General Manager of Tri-Continent Scientific from 1989 to 1996. From 1984 to 1989, Mr. Hanlon was President of Corus Medical, a medical products company.

Dr. Prithipal Singh joined the Company's Board of Directors in June 1992. Dr. Singh is the Chairman of Zygox Corporation, a privately held software development company. Prior to that, Dr. Singh was Founder, Chairman and CEO of ChemTrak Corporation (1988-1998), and was Vice President of Syva and Idetek Corporations, medical diagnostic companies, from 1976-1988.

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

Dr. Aron joined Abaxis in February 2000 as Vice President of Research and Development. Prior to joining Abaxis, Dr. Aron was President of e-Care Inc., a company involved in developing medical devices with internet compatibility for early intervention of chronic diseases. Prior to e-Care, he held positions with Incyte Pharmaceuticals, Cardiogenesis and Heraeus Surgical.

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

ITEM 11 EXECUTIVE COMPENSATION AND OTHER MATTERS

The following table sets forth information concerning the compensation during the fiscal years ended March 31, 2000, March 31, 1999 and March 31, 1998 of the Chief Executive Officer of the Company during fiscal 2000 and the four other most highly compensated executive officers of the Company whose total salary and bonus for fiscal 2000 exceeded $100,000, for services in all capacities to the Company, during fiscal 2000.
Summary Compensation Table

Name and Principal Position		Annual Compensation ($)		Long-Term Compensation Awards
	Fiscal Year	Salary	Bonus	Securities Underlying Options (#)

Clinton H. Severson President and Chief Executive Officer	2000 1999 1998	$200,000 200,000 193,254	$112,500 60,450 73,950	-0- 200,000 50,000

Robert Milder Vice President of Operations	2000 1999 1998	$130,000 93,000 -0-	$67,500 20,400 -0-	75,000 65,000 -0-

Vladimir E. Ostoich Vice President of Engineering	2000 1999 1998	$144,740 144,740 139,173	$90,000 47,630 60,550	75,000 25,000 -0-

Donald J. Stewart Vice President of Finance and Administration and CFO and Secretary	2000 1999 1998	$110,000 63,537 -0-	$90,000 18,675 -0-	25,000 75,000 -0-

Daniel Wong Former Vice President of Development	2000 1999 1998	$181,016 135,000 129,808	$67,500 47,630 60,550	10,000 -0- -0-

Stock Options Granted in Fiscal 2000

The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended March 31, 2000, to the persons named in the Summary Compensation Table.
Option Grants in Fiscal 2000
Individual Grants in Fiscal 2000
Name	Options Granted (#) (2)	% of Total Options Granted to Employees in Fiscal Year	Exercise Base Price ($/Sh) (3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1) 5% ($) 10% ($)
Robert Milder Robert Milder	25,000 50,000	3.7% 7.3%	$2.25 $8.13	4/27/09 1/25/10	$35,375 $255,646	$89,648 $647,856
Vladimir Ostoich Vladimir Ostoich	25,000 50,000	3.7% 7.3%	$2.25 $8.13	4/27/09 1/25/10	$35,375 $255,646	$89,648 $647,856
Donald J. Stewart	25,000	3.7%	$2.25	4/27/09	$35,375	$89,648
Daniel Wong	10,000	1.5%	$2.25	4/27/09	$14,150	$35,859

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

(2)

All options granted in fiscal 2000 were granted pursuant to the Company's 1998 Stock Option Plan. These options vest and become exercisable at the rate of one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by the Company. Under the Company's 1998 Stock Option Plan, the Board retains discretion to modify the terms, including the price, of outstanding options. For additional information regarding options, see "Change of Control Arrangements."

(3)	All options were granted at market value on the date of grant.

Option Exercises in Fiscal 2000 and Fiscal 2000 Year-End Option Values

The following table provides the specified information concerning exercises of options to purchase the Company's Common Stock in the fiscal year ended March 31, 2000, and unexercised options held as of March 31, 2000, by the persons named in the Summary Compensation Table.

Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options at 3/31/00 Exercisable(1) Unexercisable		Value of Unexercised In-the-Money Options at 3/31/99 ($) (2) Exercisable (1) Unexercisable

Clinton H. Severson	-0-	-0-	342,708	157,292	$1,421,612	$1,015,888

Robert Milder	-0-	-0-	27,187	112,813	$168,117	$401,248

Vladimir E. Ostoich	-0-	-0-	111,667	93,958	$493,584	$286,120

Donald J. Stewart	-0-	-0-	29,687	70,313	$159,112	$400,263

Daniel Wong	10,000	$21,880	72,188	-	$254,455	-

(1)

Company stock options generally vest one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by the Company. All options are exercisable only to the extent vested.

(2)	The value of the unexercised in-the-money options is based on the closing price of the Company's Common Stock ($8.375 per share) on March 31, 2000 and is net of the exercise price of such options.

Compensation of Directors

All non-employee directors of the Company receive compensation in the amount of $1,200, $1,600, $1,800 and $2,258, for the first, second, third and fourth quarter, respectively, per Board meeting they attend plus reimbursement of reasonable travel expenses incurred. In addition, Dr. Tucker serves as a consultant to the Company and receives monthly compensation of $1,000 plus reimbursement of expenses for attending meetings at or on behalf of the Company. Each of the Company's non-employee directors also receives an automatic annual grant of options to purchase 4,000 shares of Common Stock under the Company's 1992 Outside Directors Stock Option Plan. In addition, Dr. Tucker receives an additional annual grant of options to purchase 5,000 shares for serving as a consultant. Clinton H. Severson is a director of the Company and also an employee of the Company. He does not receive any compensation for his services as a member of the Board of Directors.

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

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The following table sets forth as of June 9, 2000 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company, (ii) each director and director-nominee of the Company, (iii) the persons named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group.
Name and Address of Beneficial Owner[1]	Number of Shares Owned	Percent of Abaxis Common Stock Outstanding[2]

Clinton H. Severson[4]	490,000	3.00%

Vladimir Ostoich[3]	275,541	1.71%

Daniel Wong[5]	12,400	*

Ernest S. Tucker, III, M.D.[7]	62,754	*

Prithipal Singh[8]	42,083	*

Robert Milder[11]	69,618	*

Donald J. Stewart[6]	109,751	*

Richard Bastiani, Ph.D.[9]	60,665	*

Brenton G. A. Hanlon[10]	20,667	*

Executive officers and directors as a group (11 persons)[12]	1,198,104	7.18%

* Less than 1%
[1]

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

2

The percentages shown in this column are calculated from the 15,962,121 shares of Common Stock actually outstanding on June 9, 2000 in addition to options held by that person that are currently exercisable which are deemed outstanding in accordance with the rules of the Securities and Exchange Commission.

3

Includes an aggregate of 29,500 shares held by Dr. Ostoich's IRA, 27,500 shares held by Mrs. Ostoich's IRA and 89,328 shares held of record by the Vladimir Ostoich and Liliana Ostoich Trust Fund, for the benefit of Dr. Ostoich and his wife. Also includes 122,709 shares subject to stock options exercisable by Dr. Ostoich within sixty days of June 9, 2000. Does not include shares that are held by his adult children as to which Mr. Ostoich disclaims beneficial ownership.

4	Includes 115,000 shares of stock held by Mr. Severson. Also includes 375,000 shares subject to options exercisable by Mr. Severson within sixty days of June 9, 2000.
5

Includes 5,000 shares of stock held by Dr. Wong and 1,000 shares held by Mr. Wong's spouse, as to which Dr. Wong disclaims beneficial ownership. Also includes 6,400 shares subject to options exercisable by Dr. Wong within sixty days of June 9, 2000.

6	Includes 66,000 shares of stock held by Mr. Stewart. Also includes 43,751shares subject to options exercisable by Mr. Stewart within sixty days of June 9, 2000.
7	Includes 11,545 shares of stock held by Dr. Tucker. Also includes 51,209 shares subject to options exercisable by Dr. Tucker within sixty days of June 9, 2000.
8	Includes 10,000 shares of stock held by Mr. Singh. Also includes 32,083 shares subject to options exercisable by Mr. Singh within sixty days of June 9, 2000.
9	Includes 35,415 shares of stock held by Dr. Bastiani. Also includes 25,250 shares subject to options exercisable by Dr. Bastiani within sixty days of June 9, 2000.
10	Includes 20,667 shares subject to options exercisable by Mr. Hanlon within sixty days of June 9, 2000.
11	Includes 42,200 shares of stock held by Mr. Milder. Also includes 27,418 shares subject to options exercisable by Mr. Milder within sixty days of June 9, 2000.
12	Includes 732,612 shares subject to options exercisable within sixty days of June 9, 2000.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None

PART IV

ITEM 14 EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) List of documents filed as part of this report:

    Financial Statements

Reference is made to the Index to Financial Statements under Item 8 of Part II of this report, where these documents are included.

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

June 29, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Severson	President, Chief Executive	June 29, 2000
Clinton H. Severson	Officer and Director (Principal Executive Officer)

/s/ Donald J. Stewart	Vice President of Finance and Administration and CFO and Secretary	June 29, 2000
Donald J. Stewart	(Principal Financial and Accounting Officer)

/s/ Richard Bastiani	Director	June 29, 2000
Richard Bastiani

/s/ Brenton G. A. Hanlon	Director	June 29, 2000
Brenton Hanlon

/s/ Prithipal Singh	Director	June 29, 2000
Prithipal Singh

/s/ Ernest Tucker	Director	June 29, 2000
Ernest Tucker

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Abaxis Inc.:

We have audited the financial statements of Abaxis, Inc. (the "Company") as of March 31, 2000 and 1999, and for each of the three years in the period ended March 31, 2000, and have issued our report thereon dated April 26, 2000; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
April 26, 2000

Schedule II

Abaxis, Inc.

Valuation and Qualifying Accounts and Reserves

                                Balance   Charged                           Balance
                                  at     to Costs              Deductions     at
                               Beginning    and                   from      End of
         Description            of Year  Expenses    Other      Reserves     Year
------------------------------ --------- --------- ---------   ----------- ---------
(Reserve deducted in the
balance sheet from the asset
to which it applies)

Reserve for doubtful accounts:
 Year ended March 31, 2000.....$174,000   $62,000  $230,000 (1)     $ --   $466,000

 Year ended March 31, 1999.....  95,000    79,000       --            --    174,000

 Year ended March 31, 1998.....  61,000    52,000       --         18,000    95,000

(1) Reclassification of revenue related reserve to accounts receivable

EXHIBITS INDEX

Exhibit No.	Description of Document

3.1	Restated Articles of Incorporation, as amended (5) (10)
3.2	By-laws of the Company (1)
3.3	Certificate of Determination (12)
10.5	1989 Stock Option Plan as amended and forms of agreement (3)
10.6	1992 Outside Directors Stock Option Plan and forms of agreement (4)
10.7	401(k) Plan (1)
10.8	Lease Agreement between the Company and South Bay/Caribbean dated March 11, 1992 (3)
10.13	Exclusive Distribution Agreement dated September 20, 1991 between the Company and Teramecs (1) (2)
10.14	Sponsored Research Agreement dated as of September 20, 1991 between the Company and Teramecs (1) (2)
10.15	Development Agreement between the Company and Becton Dickinson and Company (through its Becton Dickinson Immunocytometry Systems Division) dated April 9, 1993 (5) (6)
10.16	Distribution agreement between the Company and VedCo, Inc. dated June 20, 1994 (6)
10.17	Supply Agreement between the Company and Becton Dickinson and Company (through its Becton Dickinson Immunocytometry Systems Division) dated September 16, 1994 (6) (7)
10.18	Licensing agreement between the Company and Pharmacia Biotech, Inc. dated October 1, 1994 (6) (7)
10.19	Employment Agreement with Mr. Gary H. Stroy dated March 11, 1995 (8)
10.20	Employment Agreement with Mr. Clinton H. Severson dated March 31, 1997, as amended (11)
10.21	Amendment to the Lease Agreement between the Company and South Bay/Caribbean dated March, 11, 1997 (11)
10.22	Equipment Loan Agreement between the Company and Transamerica Business Credit dated March 4, 1997 (11)
10.23	Registration Rights Agreement dated July 18, 1997 between the Company and certain shareholders (12)
10.24	Securities Purchase Agreement dated July 18, 1997 between the Company and certain shareholders (12)
16.1	Letter from Ernst & Young LLP dated January 30, 1996 (9)
22.1	Subsidiaries of Registrant (Page 62)
23.1	Independent Auditors' Consent (Page 63)
27.1	Financial Data Schedule

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

(9) Incorporated by reference to the Company's Report on Form 8-K filed February 1, 1996.

(10)Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996.

(11)Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(12)Incorporated by reference to the exhibit filed with the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.