Form 10-Q
period 2000-06-30
ABAXIS INC
filed 2000-08-14
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

At July 21, 2000, 15,974,563 shares of common stock, no par value, were outstanding.

ABAXIS, INC.
Report On Form 10-Q For The
Quarter Ended June 30, 2000
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ABAXIS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                  Three Months Ended
                                       June 30,
                               -------------------------
                                    2000        1999
                               ------------ ------------
Revenues:
   Product sales, net.........  $7,011,000   $4,418,000
   Development and licensing
     revenue..................      82,000       17,000
                               ------------ ------------
Total revenues                   7,093,000    4,435,000
                               ------------ ------------
Costs and operating expenses:
   Cost of product sales......   3,483,000    2,593,000
   Research and development...     890,000      894,000
   Selling, general, and
     administrative...........   2,277,000    1,609,000
                               ------------ ------------
Total costs and operating
     expenses.................   6,650,000    5,096,000
                               ------------ ------------
Income (loss) from operations.     443,000     (661,000)
Interest and                         4,000       45,000
Interest expense..............     (22,000)        --
                               ------------ ------------
Net income (loss).............    $425,000    ($616,000)
                               ============ ============
Basic and diluted loss
 per share (a)................       $0.03       ($0.04)
                               ============ ============
Average number of common
  shares outstanding used
  in calculating basic
  earnings per share..........  15,774,000   13,958,000
                               ============ ============

Average number of common
  shares outstanding used
  in calculating diluted
  earnings per share..........  16,639,000   13,958,000
                               ============ ============

(a) Net income (loss) attributable to common shareholders used in computation of basic and diluted income (loss) per share for the three months ended June 30, 1999 was $(676,000). See Note 3 of Notes to condensed financial statements.

See notes to condensed financial statements.

ABAXIS, INC.
CONDENSED BALANCE SHEETS

                                                         June 30,      March 31,
                                                           2000          2000
                                                      ------------  ------------
                                                      (unaudited)     (Note 1)
Current assets:
  Cash and cash equivalents .......................    $2,006,000    $2,049,000
  Trade and other receivables (net of allowance
    for doubtful accounts of $488,000 at June 30,
    2000 and $446,000 at March 31, 2000)..........      5,629,000     5,100,000
  Inventories .....................................     3,279,000     2,725,000
  Prepaid expenses ................................       576,000       128,000
                                                      ------------  ------------
           Total current assets ...................    11,490,000    10,002,000
Property and equipment - net ......................     3,909,000     3,941,000
Deposits and other assets .........................       288,000       155,000
                                                      ------------  ------------
Total assets ......................................   $15,687,000   $14,098,000
                                                      ============  ============
            Liabilities and Shareholders' Equity
Current liabilities:
  Borrowings under line of credit..................    $1,271,000    $1,271,000
  Accounts payable ................................     1,544,000     1,029,000
  Accrued payroll and related expenses ............     1,357,000     1,625,000
  Other accrued liabilities .......................       428,000       463,000
  Warranty reserve ................................       313,000       460,000
  Deferred revenue ................................       652,000       719,000
  Current portion of capital lease obligations.....        24,000        24,000
  Current portion of long-term debt ...............       392,000       392,000
                                                      ------------  ------------
           Total current liabilities ..............     5,981,000     5,983,000
                                                      ------------  ------------

Capital lease obligations, less current portion ...        35,000        41,000
Long-term debt, less current portion ..............       555,000       653,000
Long-term commission obligation, less
     current portion ..............................       184,000       184,000
                                                      ------------  ------------
           Total non-current liabilities ..........       774,000       878,000
                                                      ------------  ------------

Commitments and contingencies (Notes 6 and 8)

Shareholders' equity:
  Common stock, no par value: authorized shares -
    35,000,000; issued and outstanding  shares -
    15,773,809 on June 30, 2000 and
    15,695,391 on March 31, 2000 ..................    69,270,000    68,005,000
  Deferred compensation ...........................       (67,000)      (73,000)
  Accumulated deficit .............................   (60,271,000)  (60,695,000)
                                                      ------------  ------------
           Total shareholders' equity .............     8,932,000     7,237,000
                                                      ------------  ------------
Total liabilities and shareholders' equity ........   $15,687,000   $14,098,000
                                                      ============  ============

Note 1 - Amounts are derived from audited financial statements at March 31, 2000.

See notes to condensed financial statements.

ABAXIS, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                           Three Months Ended
                                                               June 30,
                                                       -------------------------
                                                            2000        1999
                                                       ------------ ------------
Operating activities:
Net income (loss)......................................   $425,000    ($616,000)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation and amortization........................    196,000      138,000
  Amortization of deferred compensation................     58,000        2,000
  Changes in assets and liabilities:
     Trade receivables.................................   (529,000)    (717,000)
     Inventories.......................................   (554,000)    (150,000)
     Prepaid expenses..................................    (52,000)       2,000
     Deposits and other assets.........................   (133,000)      (3,000)
     Accounts payable..................................    515,000      320,000
     Accrued payroll and related expenses..............   (268,000)     485,000
     Other accrued liabilities.........................    (35,000)    (105,000)
     Warranty reserve..................................   (147,000)      (8,000)
     Deferred revenue..................................    (67,000)     114,000
                                                       ------------ ------------
Net cash used in operating activities..................   (591,000)    (538,000)
                                                       ------------ ------------
Investing activities:
Purchase of property and equipment.....................   (165,000)    (856,000)
                                                       ------------ ------------
Net cash provided by (used in) investing activities....   (165,000)    (856,000)
                                                       ------------ ------------
Financing activities:
Proceeds from issuance of common stock.................    817,000       11,000
Proceeds from issuance of preferred stock..............        --        18,000
Net proceeds from equipment financing..................        --           --
Repayment of equipment financing.......................    (98,000)    (143,000)
Repayment of capital lease obligations.................     (6,000)         --
                                                       ------------ ------------
Net cash used in financing activities..................    713,000     (114,000)
                                                       ------------ ------------
Decrease in cash and cash equivalents..................    (43,000)  (1,508,000)
Cash and cash equivalents at beginning of period.......  2,049,000    5,426,000
                                                       ------------ ------------
Cash and cash equivalents at end of period............. $2,006,000   $3,918,000
                                                       ============ ============
Supplemental disclosures of cash flow information:
   Interest paid.......................................    $61,000      $75,000
                                                       ============ ============
Noncash financing activities:
   Dividends accrued on preferred stock................      $ --       $60,000
                                                       ============ ============

   Issuance of common stock for services...............   $448,000        $ --
                                                       ============ ============

See notes to condensed financial statements.

ABAXIS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The unaudited condensed financial statements included herein reflect all adjustments (consisting only of normal recurring adjustments), which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented. Certain amounts as presented in the March 31, 2000 financial statements have been reclassified to conform to the fiscal year 2001 financial statement presentation. The results for the periods presented are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2001 or for any future period.

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income (Loss) - Comprehensive income (loss) was the same as net income (loss) for the three months ended June 30, 2000 and 1999.

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

In December 1999, the Securities and Exchange Commission's ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues and is effective for the company Company in the first quarter of fiscal 2001. However, in March and again in June 2000, in response to requests from a number of groups asking for additional time to determine the effect, if any, on registrants' revenue recognition practices, the SEC staff delayed the implementation date of SAB No. 101. SAB No. 101 now must be implemented by the Company no later than the fourth quarter of fiscal 2001. In addition, the SEC staff is expected to issue a Frequently Asked Questions ("FAQ") document which is expected to clarify and elaborate on the SEC staff's views regarding revenue recognition. However, the SEC staff has not yet issued the FAQ document. The Company's initial assessment of the impact of SAB No. 101 is that it would not have a material effect on its consolidated financial position, consolidated results of operations, or liquidity. However, the Company will reassess the impact of SAB No. 101 when the FAQ document is issued. Management has not yet determined the impact, if any, this bulletin will have on its consolidated financial statements.

3. PER SHARE INFORMATION

Basic income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding and the net income (loss) attributable to common shareholders. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. Shares used in the calculation of diluted net income (loss) per share for the three months ended June 30, 1999 exclude 3,624,182 common equivalent shares related to options, warrants and preferred stock. Loss attributable to common shareholders includes accrued dividends payable to preferred shareholders.

The reconciliation of net income (loss) to net income (loss) attributable to common shareholders is as follows:

                                      Three Months Ended
                                           June 30,
                                  -------------------------
                                      2000         1999
                                  ------------ ------------
Net income (loss)................    $425,000    ($616,000)
Cumulative preferred
  stock dividends................         --       (60,000)
                                  ------------ ------------
Net income (loss) attributable
  to common shareholders.........    $425,000    ($676,000)
                                  ============ ============

The reconciliation of average number of common shares outstanding used in calculating basic earnings per share and in calculating diluted earnings per share is as follows:

                                      Three Months Ended
                                           June 30,
                                  -------------------------
                                      2000         1999
                                  ------------ ------------
Average number of common shares
outstanding used in calculating
basic earnings per share.........  15,774,000   13,958,000
Average number of stock options
outstanding......................     865,000          --
                                  ------------ ------------
Average number of shares
outstanding used in calculating
diluted earnings per share.......  16,639,000   13,958,000
                                  ============ ============

4. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                     June 30,     March 31,
                                       2000         2000
                                  ------------ ------------
Raw materials...................   $1,111,000     $847,000
Work-in-process.................    1,206,000    1,070,000
Finished goods..................      962,000      808,000
                                  ------------ ------------
                                   $3,279,000   $2,725,000
                                  ============ ============

5. CO-PROMOTION AGREEMENT

On September 30, 1999 the Company announced a co-promotion agreement with ABBOTT Laboratories ("ABBOTT"). The agreement is for two years with an option to extend for three additional years, exercisable by ABBOTT. Under this agreement, the ABBOTT animal health sales force will co- promote Abaxis' VetScan® chemistry analyzer in the United States and Canada. ABBOTT will receive a commission on analyzers sold above a predetermined baseline number per quarter, payable over an approximate eight year period. The present value of the commission obligation is recorded concurrently with the instrument sales using a discount rate of 9.75%. In addition, ABBOTT is obligated to provide up to $5 million in financing to support the Company's expansion of manufacturing capacity. The Company is currently analyzing options available to finance the construction of the new facilities. Such borrowings would bear interest at 1.6% below prime, with interest payable quarterly and principal repayment no later than December 31, 2007. The difference between the discounted interest rate and the Company's incremental borrowing rate would be amortized over the initial two-year term of the agreement beginning with the drawdown of such financing, which had not occurred as of June 30, 2000. In addition, ABBOTT agreed to provide additional financing at 1.6% below prime to support additional sales programs contemplated by the Company.

6. LINE OF CREDIT AND LONG-TERM DEBT

In September 1999, the Company refinanced its line of credit and the equipment financing loans. The new line of credit provides for borrowings of up to $2,500,000 ($1,229,000 was available at June 30, 2000). An additional $1,500,000 could become available if the Company elects to pay additional fees to the bank. The line of credit is collateralized by the Company's accounts receivable, bears interest at the prime rate (9.5% at June 30, 2000) plus 1%, and expires in November 2000. The amount borrowed under the line of credit as of June 30, 2000 was $1,271,000.

At June 30, 2000, the Company had $947,000 outstanding under the new equipment-financing loan, which is collateralized by the Company's equipment and bears interest at the prime rate (9.5% at June 30, 2000) plus 1.5%. Payments are due in monthly installments of principal and interest totaling approximately $42,000.

7. CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently operates in one segment. The following is a summary of revenues from external customers for each group of products and services provided by the Company:

                                      Three Months Ended
                                           June 30,
                                  -------------------------
                                      2000         1999
                                  ------------ ------------
Analyzer Instruments............   $3,700,000   $1,662,000
Reagents........................    3,311,000    2,436,000
Other...........................          --       320,000
                                  ------------ ------------
  Product sales, net............    7,011,000    4,418,000
Development and licensing
  revenue.......................       82,000       17,000
                                  ------------ ------------
Total revenues..................   $7,093,000   $4,435,000
                                  ============ ============

The following is a summary of revenues by geographic region based on customer location:

                                      Three Months Ended
                                           June 30,
                                  -------------------------
                                      2000         1999
                                  ------------ ------------
United States ...............      $5,824,000   $3,567,000
Europe ......................         675,000      600,000
Asia and Latin America.......         594,000      268,000
                                  ------------ ------------
Total .......................      $7,093,000   $4,435,000
                                  ============ ============

The Company's long-lived assets are located in the United States.

8. LEASE AGREEMENT

In July 2000, the Company entered into a new lease agreement for 91,124 square feet of office, research and development and manufacturing space. The lease agreement is for ten years commencing January 2001 with an option to extend the lease for five years. The beginning base rent will be $68,343 per month and will increase 4% every year thereafter. The lease agreement expires December 31, 2010. In connection with this lease agreement, the company established a letter of credit for $820,000.

9. CONSULTING ARRANGEMENT

On April 25, 2000 the Company entered into an consulting agreement foragreement to provide financial relations services to be provided to the Company over a period of eighteen months. In partial consideration for which the Company agreed to a monthly retainer and granteding options warrants to acquire 150,000 shares of common stock of which options warrants for 75,000 shares will vested immediately and the remaining balance of options warrants for 75,000 shares will be subject to the vesting provisions based on achieving certain milestones over the agreement term. The options warrants have an eight-year expiration term and are exercisable at a price of $7.75 for eachper share. The Company determined the value of these options warrantsby using the Black-Scholes model with the following assumptions: expected life 8 years; risk-free interest rate of 6.64%; volatility of 88%; and no dividends during the expected terms. The fair value of the vested warrants are being amortized to expense over the term of the agreement and the fair value of the unvested warrants will be recorded as the milestones are achieved.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. In this report, the words "anticipates", "believes", "expects", "future", "intends", "plans", and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include market acceptance of the Company's products and continuing development of its products, obtaining required Food and Drug Administration ("FDA") clearance and other government approvals, risks associated with manufacturing and distributing products on a commercial scale, including complying with Federal and state food and drug regulations, and general market conditions and competition. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

Abaxis, Inc. (the "Company") develops, manufactures and markets portable blood chemistry analysis systems for use in any patient-care setting to provide clinicians with rapid blood constituent measurements. The Company's products consist of a compact 6.9 kilogram analyzer and a series of single-use plastic discs called reagent discs that contain all the chemicals required to perform a panel of up to 12 tests. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma using either venous or fingerstick samples. The system provides test results in less than 15 minutes with the precision and accuracy equivalent to a clinical laboratory. The Company currently markets this system for veterinary use under the name VetScan and in the human medical market under the name Piccolo®. In addition to the blood chemistry analysis system, the Company markets a hematology analysis system. The hematology system, the VetScan HMT, is purchased from MELET SCHLOESING Laboratories International ("MELET") through a cross OEM agreement. MELET markets the VetScan as the MScan in certain European markets.

In the three months ended June 30, 2000, the Company's US revenues accounted for 82% of its total revenues versus 80% in the three months ended June 30, 1999, European revenues accounted for 10% versus 14% in the three-months ended June 30, 1999 and Asian and Latin American revenues accounted for 8% versus 6% in the three months ended June 30, 1999.

During the three months ended June 30, 2000, the Company shipped 289 point-of-care blood chemistry analyzers worldwide, a 63% increase from 177 instruments shipped in the three months ended June 30, 1999. During the three-months ended June 30, 2000, the Company shipped 178 point-of-care blood hematology analyzers (the VetScan HMT) worldwide, a 249% increase from 51 instruments shipped in the three months ended June 30, 1999. The VetScan HMT is a new product offered for the first time in April 1999.

Reagent discs shipped during the three months ended June 30, 2000 were approximately 313,000, an increase of 24% compared to shipments of approximately 252,000 reagent discs during the three months ended June 30, 1999. The increase in reagent disc shipments is consistent with the Company's belief that there will be increasing and recurring reagent disc revenue as the Company's product lines achieve greater market penetration. This growth is mostly attributable to the expanded installed base of VetScan and Piccolo systems and higher consumption rates of institutional users. There can be no assurance growth in revenues or unit sales will continue or that the Company will be able to increase production to meet increased product demand.

Sales for any future periods are not predictable with a significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. The Company's expense levels, which are to a large extent fixed, are based in part on its expectations as to future revenues. Accordingly the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would have an immediate materially adverse impact on operating results and financial condition. The Company's ability to stay consistently profitable will depend, in part, on its ability to increase sales volumes of the Company's products, particularly its reagent discs. The Company believes that it needs to complete the development and obtain approval for its four electrolyte disc in order to make a significant impact in the human medical market. The Company recently received marketing clearance from the FDA for three of the electrolytes: potassium, CO2 and sodium. The Company is currently preparing to enter clinical trials for the fourth electrolyte chloride. There is no assurance that chloride or any other product in development will be successfully developed or that the FDA will approve the marketing application. The Company believes that period to period comparisons of its results of operations are not necessarily meaningful.

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

The Company continues to explore the application of its proprietary technology used to produce the dry reagents used in the reagent discs, called the Orbos® Discrete Lyophilization Process, to other companies' products. This process allows the production of an accurate, precise amount of active chemical ingredients in the form of a soluble bead. The Company believes that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre- metered format is desired. The Company has contracts with Becton Dickinson Immunocytometry Systems and Pharmacia Biotech, Inc. to either supply products or license Orbos technology. The Company is currently working with other companies to determine potential suitability of the Orbos technology to these companies' products. As resources permit, the Company will pursue other development, licensing or manufacturing opportunities for its Orbos technology with other companies. There can be no assurances, however, that other applications will be identified or that additional agreements with the Company will result.

In July 2000, the Company entered into a new lease agreement for 91,124 square feet of office, research and development and manufacturing space in a building in Union City, California. The lease agreement is for ten years commencing January 2001 with an option to extend the lease for five years. The beginning base rent will be $68,343 per month and will increase 4% every year thereafter. The lease agreement expires December 31, 2010. In connection with this lease agreement, the company established a letter of credit for $820,000.

Results of Operations

Revenue

During the three months ended June 30, 2000, the Company reported total revenues of approximately $7,093,000, a $2,658,000 or 60% increase from total revenues of approximately $4,435,000 for the three months ended June 30, 1999. Revenue increases were attributed to strong sales in the US and Asia and Latin America.

Total revenue in the US for the three months ended June 30, 2000 was approximately $5,824,000, a $2,257,000 or 63% increase from revenue of approximately $3,567,000 for the three months ended June 30, 1999. The increase in revenue in the US reflects an increase in reagent disc sales and an increase in instrument sales including positive market acceptance of the VetScan HMT instrument.

Total revenue in Europe for the three months ended June 30, 2000 was approximately $675,000, a $75,000 or 13% increase from revenue of approximately $600,000 for the three months ended June 30, 1999. The increase in revenue in Europe was primarily due to an increase in instrument sales of VetScan HMTs.

Total revenue in Asia and Latin America for the three months ended June 30, 2000 was approximately $594,000, a $326,000 or 122% increase from revenue of approximately $268,000 for the three months ended June 30, 1999. The increase in Asia and Latin America was mainly due to an increase in reagent disc sales and sales of instruments in Japan.

Cost of Product Sales

Cost of product sales during the three months ended June 30, 2000 was approximately $3,483,000 or 49% of product sales, as compared to approximately $2,593,000 or 59% of product sales in the three months ended June 30, 1999.

The decrease in cost of product sales as a percentage of product sales for the three months ended June 30, 2000 as compared to the three months ended June 30, 1999 was primarily a function of the increase in sales volume of reagent discs and lower unit costs resulting from improved manufacturing processes.

Research and Development Expense

Research and development expenses were approximately $890,000 or 13% of total revenues in the three months ended June 30, 2000 compared to $894,000 or 20% of total revenues in the three months ended June 30, 1999. The Company expects the dollar amount of research and development expenses to increase in fiscal 2001 as compared to fiscal 2000 as the Company completes development and clinical trials of new test methods to expand its test menus as well as research in automation projects. There can be no assurance, however, that the Company will undertake such research and development activities in future periods or, if it does that such activities will be successful.

Selling, General and Administrative Expense

Selling, general and administrative expenses were approximately $2,277,000 or 32% of total revenues in the three months ended June 30, 2000 compared to $1,609,000 or 36% of total revenues in the three months ended June 30, 1999. The increase in selling, general and administrative expenses is primarily the result of the launch of new products and an increase in headcount. The Company expects the dollar amount of selling, general and administrative expense to increase in fiscal 2001 from fiscal year 2000 as a result of increased staffing and support demands associated with increased sales.

Net Interest and Other Income (Expense)

The Company's interest income decreased from $45,000 for the three months ended June 30, 1999 to $4,000 for the three months ended June 30, 2000 due to decreased cash and cash equivalents. The Company incurred interest expense of approximately $22,000 on its capital equipment loan and its line of credit during the three months ended June 30, 2000, net of capitalized interest of approximately $43,000 on the purchase and installation of the new automated disc production line. The Company expects interest expense to increase in fiscal 2001 as additional bank financing is used to meet working capital requirements associated with an increase in sales.

Liquidity and Capital Resources

As of June 30, 2000, the Company had approximately $2,006,000 in cash and cash equivalents. The Company expects to incur substantial additional costs to support its future operations, including further commercialization of its products and development of new test methods that will allow the Company to further penetrate the human diagnostic market; construction of a new manufacturing facility and acquisition of capital equipment for the Company's manufacturing facilities, which includes the ongoing costs related to continuing development of its current and future products; development and implementation of an automated manufacturing line to provide capacity for commercial volumes; and additional pre-clinical testing and clinical trials for its current and future products.

Net cash used in operating activities during the three months ended June 30, 2000 was $591,000 compared to $538,000 in the three months ended June 30, 1999. The increase in net cash used in operating activities was due primarily to decreases in accrued payroll and related expenses, warranty reserve and deferred revenue and increases in inventories, trade receivables and deposits and other assets. These uses in cash were partially offset by a change from net loss to net income, and an increase in accounts payable.

Net cash used in investing activities for the three months ended June 30, 2000 was $165,000 as compared to net cash used of $856,000 for the three months ended June 30, 1999. The decrease in net cash used is due to fewer purchases of property and equipment.

Net cash provided in financing activities for the three months ended June 30, 2000 was $713,000 as compared to net cash used of $114,000 for the three months ended June 30, 1999. Cash provided in financing activities for the three months ended June 30, 2000 is primarily the result of proceeds of $817,000 from the issuance of common stock, partially offset by repayment of equipment financing and lease obligations of $104,000. For the three months ended June 30, 1999, proceeds from the issuance of common and preferred stock was $29,000 and repayment of equipment financing was $143,000.

In September 1999, the Company refinanced its line of credit and the equipment financing loans. The new line of credit provides for borrowings of up to $2,500,000 ($1,229,000 was available at June 30, 2000). An additional $1,500,000 could become available if the Company elects to pay additional fees to the bank. The line of credit is collateralized by the Company's accounts receivable and bears interest at the prime rate (9.5% at June 30, 2000) plus 1%. This line of credit expires in November 2000 and there can be no assurance that the Company will be able to extend the line of credit for another year. The amount borrowed under the line of credit as of June 30, 2000 was $1,271,000.

At June 30, 2000, the Company had $947,000 outstanding under the new equipment-financing loan, which is collateralized by the Company's equipment and bears interest at the prime rate (9.5% at June 30, 2000) plus 1.5%. Payments are due in monthly installments of principal and interest totaling approximately $42,000.

On September 30, 1999, the Company announced a co-promotion agreement with ABBOTT Laboratories ("ABBOTT"). The agreement is for two years with an option to extend for three additional years, exercisable by ABBOTT. Under this agreement, the ABBOTT animal health sales force will co- promote Abaxis' VetScan chemistry analyzer in the United States and Canada. ABBOTT will receive a commission payable over an approximate eight-year period. The present value of the commission obligation is recorded concurrently with the sales using a discount rate of 9.75%. In addition, ABBOTT is obligated to provide up to $5 million in financing to support the Company's expansion of manufacturing capacity. Such borrowings would bear interest at 1.6% below prime, with interest payable quarterly and principal repayment no later than December 31, 2007. The difference between the discounted interest rate and the Company's incremental borrowing rate would be amortized over the initial two year terms of the agreement, beginning with the draw down of such financing which had not occurred at June 30, 2000. In addition, ABBOTT agreed to provide additional financing at 1.6% below prime to support additional sales programs contemplated by the Company. At June 30, 2000, accrued commission obligations totaled $360,000 and no borrowings had been drawn.

The Company anticipates that its existing capital resources, debt financing, and anticipated revenue from the sales of its products will be adequate to satisfy its currently planned operating and financial requirements through the next twelve months. The Company is currently analyzing options available to finance the construction of the a new facility. The Company's future capital requirements will largely depend upon the increased market acceptance of its point-of-care blood analyzer products. However, the Company's sales are not predictable due to its limited market experience with its products. In the event the sales are significantly below the anticipated level, the Company may need to obtain additional equity or debt financing. There can be no assurance that any such financing will be available on terms acceptable to the Company, if at all, and any additional equity financing may be dilutive to shareholders, while debt financing may involve restrictive covenants.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks with respect to interest rates on the Company's accounts receivable line of credit. The Company does not use derivative financial instruments for speculative or trading purposes.

The accounts receivable line of credit monthly interest expense is based on 1.0% over the prime rate. An increase in the prime rate would expose the Company to higher interest expenses. The balance on the line of credit was $1,271,000 as of June 30, 2000. For each 1% increase in the prime rate, the Company would pay approximately $3,200 of additional interest expense each quarter.

The long term debt monthly interest expense is based on 1.5% over the prime rate. An increase in interest rates would expose the Company to higher interest expenses. The balance on long-term debt was approximately $947,000 as of June 30, 2000. For each 1% increase in interest rates, the Company would pay approximately $2,400 of additional interest expense each quarter.

The Company sells the Vetscan to MELET, an independent distributor, priced in Euros. The Company does not hedge this risk. The accounts receivable from MELET at June 30, 2000 was $4,966.

PART II-OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent sales of Unregistered Securities

On April 15, 2000 we issued warrants to acquire 150,000 shares of our common stock, at an exercise price of $7.75 per share, to RCG, a privately held, investor relations firm. Of the 150,000 warrants, 75,000 are immediately exercisable and 75,000 warrants will become exercisable upon RCG achieving certain defined performance criteria. The warrants were issued to RCG in connection with RCG's commitment to provide investor relations assistance to the Company.

The issuance of warrants to RCG described above was deemed exempt from registration under the Securities Act as a transaction by an issuer not involving a public offering. RCG represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the warrants issued in the transaction.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Number	Description

4.0	RCG Warrants

27.0	Financial Data Schedule

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.

(Registrant)
Date: August 14, 2000

By:	/s/Clinton H. Severson

Clinton H. Severson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2000

By:	/s/ Donald J. Stewart

Donald J. Stewart
Vice President of Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)