Form 10-Q
period 2000-09-30
ABAXIS INC
filed 2000-11-14
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000 or

[  ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ___________ TO _____________

Commission file number 000-19720

ABAXIS, INC.
(Exact name of registrant as specified in its charter)

California	77-0213001
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3240 Whipple Road
Union City, California    94587
(Address of principal executive offices including zip code)

(510) 441-6161
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

At October 31, 2000, 16,020,608 shares of common stock, no par value, were outstanding.

ABAXIS, INC.
Report On Form 10-Q For The
Quarter Ended September 30, 2000
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ABAXIS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                  Three Months Ended         Six Months Ended
                                     September 30,             September 30,
                               ------------------------- -------------------------
                                    2000        1999          2000        1999
                               ------------ ------------ ------------ ------------
Revenues:
   Product sales, net.........  $7,318,000   $5,000,000  $14,329,000   $9,418,000
   Development and licensing
     revenue..................      60,000       53,000      142,000       70,000
                               ------------ ------------ ------------ ------------
Total revenues                   7,378,000    5,053,000   14,471,000    9,488,000
                               ------------ ------------ ------------ ------------
Costs and operating expenses:
   Cost of product sales......   3,648,000    2,773,000    7,131,000    5,366,000
   Selling, general, and
     administrative...........   2,318,000    1,876,000    4,595,000    3,485,000
   Research and development...     936,000      909,000    1,826,000    1,803,000
                               ------------ ------------ ------------ ------------
Total costs and operating
     expenses.................   6,902,000    5,558,000   13,552,000   10,654,000
                               ------------ ------------ ------------ ------------
Income (loss) from operations.     476,000     (505,000)     919,000   (1,166,000)
Interest and                        50,000       52,000       64,000       98,000
Interest expense..............     (38,000)     (55,000)     (61,000)     (56,000)
                               ------------ ------------ ------------ ------------
Income (loss) before
  income taxes................     488,000     (508,000)     922,000   (1,124,000)
Provision for income taxes....     (10,000)        --        (19,000)        --
                               ------------ ------------ ------------ ------------
Net income (loss).............    $478,000    ($508,000)    $903,000  ($1,124,000)
                               ============ ============ ============ ============
Basic and diluted income
  to common shareholders (a) .       $0.03       ($0.04)      ($0.09)      ($0.08)
                               ============ ============ ============ ============
Average number of common
  shares outstanding used
  in calculating basic
  earnings per share..........  15,856,000   13,968,000   15,815,000   13,965,000
                               ============ ============ ============ ============

Average number of common
  shares outstanding used
  in calculating diluted
  earnings per share..........  16,548,000   13,968,000   16,585,000   13,965,000
                               ============ ============ ============ ============

(a) Net loss attributable to common shareholders used in computation of basic and diluted income (loss) per share for the three and six months ended September 30, 1999 was $(568,000) and $(1,244,000) respectively. See Note 3 of Notes to Condensed Financial Statements.

See notes to condensed financial statements.

ABAXIS, INC.
CONDENSED BALANCE SHEETS

                                                      September 30,    March 31,
                                                           2000          2000
                                                      ------------  ------------
                                                      (unaudited)     (Note 1)
Current assets:
  Cash and cash equivalents .......................    $1,298,000    $2,049,000
  Trade and other receivables (net of allowance
    for doubtful accounts of $467,000 at September
    30, 2000 and $446,000 at March 31, 2000).......     6,960,000     5,100,000
  Inventories .....................................     4,424,000     2,725,000
  Prepaid expenses ................................       402,000       128,000
                                                      ------------  ------------
           Total current assets ...................    13,084,000    10,002,000
Property and equipment - net ......................     4,481,000     3,941,000
Deposits and other assets .........................       332,000       155,000
                                                      ------------  ------------
Total assets ......................................   $17,897,000   $14,098,000
                                                      ============  ============
            Liabilities and Shareholders' Equity
Current liabilities:
  Borrowings under line of credit..................    $1,771,000    $1,271,000
  Accounts payable ................................     2,731,000     1,029,000
  Accrued payroll and related expenses ............     1,382,000     1,625,000
  Other accrued liabilities .......................       434,000       463,000
  Warranty reserve ................................       300,000       460,000
  Deferred revenue ................................       672,000       719,000
  Current portion of capital lease obligations.....        24,000        24,000
  Current portion of long-term debt ...............       392,000       392,000
                                                      ------------  ------------
           Total current liabilities ..............     7,706,000     5,983,000
                                                      ------------  ------------

Capital lease obligations, less current portion ...        23,000        41,000
Long-term debt, less current portion ..............       457,000       653,000
Long-term commission obligation, less
     current portion ..............................       166,000       184,000
                                                      ------------  ------------
           Total non-current liabilities ..........       646,000       878,000
                                                      ------------  ------------

Commitments and contingencies (Notes 6 and 8)

Shareholders' equity:
  Common stock, no par value: authorized shares -
    35,000,000; issued and outstanding  shares -
    15,870,635 on September 30, 2000 and
    15,695,391 on March 31, 2000 ..................    69,400,000    68,005,000
  Deferred compensation ...........................       (62,000)      (73,000)
  Accumulated deficit .............................   (59,793,000)  (60,695,000)
                                                      ------------  ------------
           Total shareholders' equity .............     9,545,000     7,237,000
                                                      ------------  ------------
Total liabilities and shareholders' equity ........   $17,897,000   $14,098,000
                                                      ============  ============

Note 1 - Amounts are derived from audited financial statements at March 31, 2000.

See notes to condensed financial statements.

ABAXIS, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                           Six Months Ended
                                                             September 30,
                                                       -------------------------
                                                            2000        1999
                                                       ------------ ------------
Operating activities:
Net income (loss)......................................   $903,000  ($1,124,000)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation and amortization........................    445,000      270,000
  Amortization of deferred compensation................     11,000      (41,000)
  Amortization warrants................................    125,000          --
  Changes in assets and liabilities:
     Trade receivables................................. (1,860,000)  (1,197,000)
     Inventories....................................... (1,699,000)    (258,000)
     Prepaid expenses..................................     48,000       11,000
     Deposits and other assets.........................   (177,000)      (2,000)
     Accounts payable..................................  1,702,000      481,000
     Accrued payroll and related expenses..............   (243,000)     689,000
     Other accrued liabilities.........................    (29,000)      34,000
     Warranty reserve..................................   (160,000)       2,000
     Deferred revenue..................................    (47,000)     245,000
     Long-term commission obligation...................    (18,000)         --
                                                       ------------ ------------
Net cash used in operating activities..................   (999,000)    (890,000)
                                                       ------------ ------------
Investing activities:
Purchase of property and equipment.....................   (985,000)  (1,157,000)
                                                       ------------ ------------
Net cash provided by (used in) investing activities....   (985,000)  (1,157,000)
                                                       ------------ ------------
Financing activities:
Proceeds from issuance of common stock.................    947,000      111,000
Proceeds from issuance of preferred stock..............        --           --
Net proceeds from equipment financing..................        --           --
Repayment of equipment financing.......................   (196,000)    (292,000)
Net borrowings under line of credit....................    500,000       37,000
Repayment of capital lease obligations.................    (18,000)         --
                                                       ------------ ------------
Net cash used in financing activities..................  1,233,000     (144,000)
                                                       ------------ ------------
Decrease in cash and cash equivalents..................   (751,000)  (2,191,000)
Cash and cash equivalents at beginning of period.......  2,049,000    5,426,000
                                                       ------------ ------------
Cash and cash equivalents at end of period............. $1,298,000   $3,235,000
                                                       ============ ============
Supplemental disclosures of cash flow information:
   Interest paid.......................................    $54,000      $69,000
                                                       ============ ============
Noncash financing activities:
   Dividends accrued on preferred stock................      $ --      $120,000
                                                       ============ ============

   Warrants issued for services........................   $448,000        $ --
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

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income (Loss) - Comprehensive income (loss) was the same as net income (loss) for the three and six months ended September 30, 2000 and 1999.

New Accounting Pronouncements - In September 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133) which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company is currently assessing the effect that adoption of this statement will have. However, based on progress to date, the Company does not expect adoption to have a material impact on its financial position, results of operations or cash flows. The Company is currently required to adopt SFAS 133 in its financial statements in the first quarter of the fiscal year ending March 31, 2002.

In December 1999, the Securities and Exchange Commission's ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues and is effective for the Company in the first quarter of fiscal 2001. However, in March and again in June 2000, in response to requests from a number of groups asking for additional time to determine the effect, if any, on registrants' revenue recognition practices, the SEC staff delayed the implementation date of SAB No. 101. SAB No. 101 now must be implemented by the Company no later than the fourth quarter of fiscal 2001. In addition, on October 13, 2000, the SEC staff issued a Frequently Asked Questions ("FAQ") document which clarified and elaborated on the SEC staff's views regarding revenue recognition. The Company's initial assessment of the impact of SAB No. 101 is that it would not have a material effect on the Company's consolidated financial position, consolidated results of operations, or liquidity. However, the Company is reassessing the impact of SAB No. 101 based on the FAQ document that was issued. Management has not yet determined the impact, if any, this bulletin will have on its consolidated financial statements.

3. PER SHARE INFORMATION

Basic income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding and the net income (loss) attributable to common shareholders. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. For the three and six months ended September 30, 2000, there were no common equivalent shares related to options, warrants, and preferred stock which were antidilutive. Shares used in the calculation of diluted net income (loss) per share for the three and six months ended September 30, 1999 exclude 2,309,000 and 1,938,000, respectively, common equivalent shares related to options, warrants and preferred stock. Loss attributable to common shareholders for the three and six months ended includes accrued dividends payable to preferred shareholders.

 The reconciliation of net income (loss) to net income (loss) attributable to common shareholders is as follows:

                                      Three Months Ended        Six Months Ended
                                        September 30,             September 30,
                                  ------------------------- -------------------------
                                      2000         1999         2000         1999
                                  ------------ ------------ ------------ ------------
Net income (loss)................    $478,000    ($508,000)    $903,000  ($1,124,000)
Cumulative preferred
  stock dividends................         --       (60,000)         --      (120,000)
                                  ------------ ------------ ------------ ------------
Net income (loss) attributable
  to common shareholders.........    $478,000    ($568,000)    $903,000  ($1,244,000)
                                  ============ ============ ============ ============

The reconciliation of the average number of common shares outstanding used in calculating basic earnings per share and in calculating diluted earnings per share is as follows:

                                  Three Months Ended         Six Months Ended
                                     September 30,             September 30,
                               ------------------------- -------------------------
                                    2000        1999          2000        1999
                               ------------ ------------ ------------ ------------
Average number of common
  shares outstanding used
  in calculating basic
  earnings per share..........  15,856,000   13,968,000   15,815,000   13,965,000

Average number of stock
  options outstanding.........     692,000         --        770,000         --
                               ------------ ------------ ------------ ------------
Average number of common
  shares outstanding used
  in calculating diluted
  earnings per share..........  16,548,000   13,968,000   16,585,000   13,965,000
                               ============ ============ ============ ============

4. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                  September 30,   March 31,
                                       2000         2000
                                  ------------ ------------
Raw materials...................   $1,018,000     $847,000
Work-in-process.................    1,326,000    1,070,000
Finished goods..................    2,080,000      808,000
                                  ------------ ------------
                                   $4,424,000   $2,725,000
                                  ============ ============

5. CO-PROMOTION AGREEMENT

On September 30, 1999 the Company announced a co-promotion agreement with ABBOTT Laboratories ("ABBOTT"). The agreement was for an initial term of two years. As of September 30, 2000, the co-promotion agreement with Abbott Laboratories was terminated in accordance with the agreement terms.

6. LINE OF CREDIT AND LONG-TERM DEBT

In September 1999, the Company refinanced its line of credit and equipment financing loans. The new line of credit provides for borrowings of up to $2,500,000. At September 30, 2000, $200,000 of the $729,000 available was being used to secure a portion of the letter of credit for the new building lease (see Note 8). The line of credit bears interest at the prime rate (9.5% at September 30, 2000) plus 1% and expires in September 2001. The amount borrowed under the line of credit as of September 30, 2000 was $1,771,000. In October 2000, the bank agreed to make an additional $2,500,000 available under this line of credit, of which, $820,000 was committed to secure the letter of credit for the new building lease and another $200,000 was committed to secure other miscellaneous items. Under this new line of credit agreement, $3,750,000 is collateralized by the Company's domestic receivables and $1,250,000 is collateralized by its foreign receivables

The line of credit agreement contains certain financial covenants which are evaluated on a monthly basis. During the quarter ended September 30, 2000, the Company was not in compliance with two of these covenants. However, this event of noncompliance was waived by the bank as of September 30, 2000.

At September 30, 2000, the Company had $849,000 outstanding under the new equipment-financing loan, which is collateralized by the Company's equipment and bears interest at the prime rate (9.5% at September 30, 2000) plus 1.5%. Payments are due in monthly installments of principal and interest totaling approximately $42,000.

7. CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently operates in one segment. The following is a summary of revenues from external customers for each group of products and services provided by the Company:

                                      Three Months Ended        Six Months Ended
                                        September 30,             September 30,
                                  ------------------------- -------------------------
                                      2000         1999         2000         1999
                                  ------------ ------------ ------------ ------------
Analyzer Instruments............   $3,329,000   $2,215,000   $7,029,000   $3,877,000
Reagents........................    3,912,000    2,294,000    7,223,000    5,025,000
Other...........................       77,000      491,000       77,000      516,000
                                  ------------ ------------ ------------ ------------
  Product sales, net............    7,318,000    5,000,000   14,329,000    9,418,000
Development and licensing
  revenue.......................       60,000       53,000      142,000       70,000
                                  ------------ ------------ ------------ ------------
Total revenues..................   $7,378,000   $5,053,000  $14,471,000   $9,488,000
                                  ============ ============ ============ ============

The following is a summary of revenues by geographic region based on customer location:

                                      Three Months Ended        Six Months Ended
                                        September 30,             September 30,
                                  ------------------------- -------------------------
                                      2000         1999         2000         1999
                                  ------------ ------------ ------------ ------------
United States ...............      $6,377,000   $4,077,000  $12,201,000   $7,644,000
Europe ......................         633,000      704,000    1,308,000    1,304,000
Asia and Latin America.......         368,000      272,000      962,000      540,000
                                  ------------ ------------ ------------ ------------
Total .......................      $7,378,000   $5,053,000  $14,471,000   $9,488,000
                                  ============ ============ ============ ============

The Company's long-lived assets are located in the United States.

8. LEASE AGREEMENT

In July 2000, the Company entered into a new lease agreement for 91,124 square feet of office, research and development and manufacturing space. The lease agreement is for ten years commencing January 2001 with an option to extend the lease for five years. The beginning base rent will be $68,343 per month and will increase 4% every year thereafter. The lease agreement expires December 31, 2010. In connection with this lease agreement, the Company established a letter of credit for $820,000, which is secured by the Company's line of credit (see Note 6). In October 2000, the Company partially occupied the new facility under a month-to-month lease at a rate of $17,769 per month.

9. CONSULTING ARRANGEMENT

On April 25, 2000 the Company entered into a consulting agreement for services to be provided to the Company over a period of eighteen months. In partial consideration the Company granted warrants to acquire 150,000 shares of common stock of which warrants for 75,000 shares vested immediately and the remaining warrants for 75,000 shares vest based on achieving certain milestones over the agreement term. The warrants have an eight-year term and are exercisable at a price of $7.75 per share. The Company determined the value of these warrants using the Black-Scholes model with the following assumptions: expected life 8 years; risk-free interest rate of 6.64%; volatility of 88%; and no dividends during the expected term. The fair value of the vested warrants is being amortized to expense over the term of the agreement and the fair value of the unvested warrants will be recorded as the milestones are achieved. As of September 30, 2000, none of these milestones had been achieved.

10. SUBSEQUENT EVENT

In October 2000, the Company sold 5,450 shares of Series D Convertible Preferred Stock at a price per share of $1,000. The convertible preferred stock has a 7% coupon that is payable semiannually. The 5,450 shares of Series D Preferred Stock are convertible into 778,571 shares of the Company's common stock. The number of converted shares is determined by dividing $1,000, the original price per share of Series D Preferred Stock, by $7.00, the original conversion price for the Series D Preferred Stock. The Series D Preferred Stock will automatically convert into common stock on October 3, 2006. Each investor will receive 50 five year warrants to purchase common stock at $7.00 per share for each $1,000 invested in the convertible preferred stock. The fair value of the warrants, determined using the Black-Scholes model, will be recorded as an issuance cost of preferred stock. The Company has agreed to file a resale registration statement covering the underlying common stock.

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

In the three months ended September 30, 2000, the Company's US revenues accounted for 86% of its total revenues versus 81% in the three months ended September 30, 1999. In the six months ended September 30, 2000, the Company's US revenues accounted for 84% of its total revenues versus 80% in the six months ended September 30, 1999. European revenues accounted for 9% versus 14% in the three-months ended September 30, 1999. In the six months ended

September 30, 2000, the Company's European revenues accounted for 9% of its total revenues versus 14% in the six months ended September 30, 1999. Asian and Latin American revenues accounted for 5% of its total revenues for both the three months ended September 30,2000 and the three months ended September 30, 1999. In the six months ended

September 30, 2000, the Company's Asian and Latin American revenues accounted for 7% of its total revenues versus 6% in the six months ended September 30, 1999.

During the three months ended September 30, 2000, the Company shipped 418 point-of-care blood analyzers worldwide, an 84% increase from 227 instruments shipped in the three months ended September 30, 1999. During the six months ended September 30, 2000, the Company shipped 885 point-of-care blood analyzers worldwide, a 114% increase from 414 instruments shipped in the six months ended September 30, 1999.

Reagent discs shipped during the three months ended September 30, 2000 were approximately 363,000, an increase of 33% compared to shipments of approximately 273,000 reagent discs during the three months ended September 30, 1999. Reagent discs shipped during the six months ended September 30, 2000 were approximately 676,000, an increase of 29% compared to shipments of approximately 524,000 reagent discs during the six months ended September 30, 1999. The increase in reagent disc shipments is consistent with the Company's belief that there will be increasing and recurring reagent disc revenue as the Company's product lines achieve greater market penetration. This growth is mostly attributable to the expanded installed base of VetScan systems and higher consumption rates of institutional users. There can be no assurance growth in revenues or unit sales will continue or that the Company will be able to increase production to meet increased product demand.

Sales for any future periods are not predictable with a significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. The Company's expense levels, which are to a large extent fixed, are based in part on its expectations as to future revenues. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would have an immediate materially adverse impact on operating results and financial condition. The Company's ability to stay consistently profitable will depend, in part, on its ability to increase sales volumes of the Company's products, particularly its reagent discs. The Company believes that it needs to complete the development and obtain approval for its four electrolyte disc in order to make a significant impact in the human medical market. The Company recently received marketing clearance from the FDA for three of its electrolyte reagent products: potassium, CO2 and sodium. The Company is currently preparing to enter clinical trials for the fourth electrolyte, chloride. There is no assurance that chloride or any other product in development will be successfully developed or that the FDA will approve the marketing application. The Company believes that period to period comparisons of its results of operations are not necessarily meaningful.

The Company's periodic operating results have in the past varied and in the future may vary significantly depending on, but not limited to, a number of factors, including the level of competition, the size and timing of sales orders; market acceptance of current and new products, new product announcements by the Company or its competitors, changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products on a timely basis, component costs and supply constraints, manufacturing capacities and ability to scale up production, the mix of product sales between the analyzers and the reagent discs, mix in sales channels, levels of expenditures on research and development, changes in Company strategy, personnel changes, regulatory changes, and general economic trends.

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

In July 2000, the Company entered into a new lease agreement for 91,124 square feet of office, research and development and manufacturing space in a building in Union City, California. The lease agreement is for ten years commencing January 2001 with an option to extend the lease for five years. The beginning base rent will be $68,343 per month and will increase 4% every year thereafter. The lease agreement expires December 31, 2010. In connection with this lease agreement, the Company established a letter of credit for $820,000. . As of October 2000, the Company has partially occupied the facility under a month-to-month lease at a rate of $17,769 per month.

Results of Operations

Revenue

During the three months ended September 30, 2000, the Company reported total revenues of approximately $7,378,000, a $2,325,000 or 46% increase from total revenues of approximately $5,053,000 for the three months ended

September 30, 1999. During the six months ended September 30, 2000, the Company reported total revenues of approximately $14,471,000, a $4,983,000 or 53% increase from total revenues of approximately $9,488,000 for the six months ended September 30, 1999. Revenue increases for both the three months and the six months ended September 30, 2000 were due to increased analyzer and reagent disc sales in the US.

Total revenue in the US for the three months ended September 30, 2000 was approximately $6,377,000, a $2,300,000 or 56% increase from revenue of approximately $4,077,000 for the three months ended September 30, 1999. Total revenue in the US for the six months ended September 30, 2000 was approximately $12,201,000, a $4,557,000 or 60% increase from revenue of approximately $7,644,000 for the six months ended September 30, 1999. The increase in revenue in the US reflects an increase in reagent disc sales due to an increasing installed base of instruments and an increase in instrument sales, including positive market acceptance of the VetScan HMT instrument.

Total revenue in Europe for the three months ended September 30, 2000 was approximately $633,000, a $71,000 or 10% decrease from revenue of approximately $704,000 for the three months ended September 30, 1999. The decline in revenue for the three months ended September 30, 2000 was due to unfavorable currency and economic conditions. Total revenue in Europe for the six months ended September 30, 2000 was approximately $1,308,000, a $4,000 increase from revenue of approximately $1,304,000 for the six months ended September 30, 1999.

Total revenue in Asia and Latin America for the three months ended September 30, 2000 was approximately $368,000, a $96,000 or 35% increase from revenue of approximately $272,000 for the six months ended September 30, 1999. Total revenue in Asia and Latin America for the six months ended September 30, 2000 was approximately $962,000, a $422,000 or 78% increase from revenue of approximately $540,000 for the six months ended September 30, 1999. The increase in Asia and Latin America was due to increased instrument shipments to Japan.

Cost of Product Sales

Cost of product sales during the three months ended September 30, 2000 was approximately $3,648,000 or 50% of product sales, as compared to approximately $2,773,000 or 55% of product sales in the three months ended September 30, 1999. Cost of product sales during the six months ended September 30, 2000 was approximately $7,131,000 or 50% of product sales, as compared to approximately $5,366,000 or 57% of product sales in the six months ended September 30, 1999.

The decrease in cost of product sales as a percentage of revenue for the three and six months ended September 30, 2000 as compared to the same periods last year was primarily due to the increase in sales volume of reagent discs and lower unit costs resulting from improved manufacturing processes.

Selling, General and Administrative Expense

Selling, general and administrative expenses were approximately $2,318,000 or 31% of total revenues in the three months ended September 30, 2000 compared to $1,876,000 or 37% of total revenues in the three months ended September 30, 1999. Selling, general and administrative expenses were approximately $4,595,000 or 32% of total revenues in the six months ended September 30, 2000 compared to $3,485,000 or 37% of total revenues in the six months ended September 30, 1999. The increase in selling, general and administrative expenses is primarily the result of the launch of new products and an increase in headcount. The Company expects the dollar amount of selling, general and administrative expense to increase in fiscal 2001 from fiscal year 2000 as a result of increased staffing and support demands associated with increased sales.

Research and Development Expense

Research and development expenses were approximately $936,000 or 13% of total revenues in the three months ended September 30, 2000 compared to $909,000 or 18% of total revenues in the three months ended September 30, 1999. Research and development expenses were approximately $1,826,000 or 13% of total revenues in the six months ended September 30, 2000 compared to $1,803,000 or 19% of total revenues in the six months ended September 30, 1999. The Company expects the dollar amount of research and development expenses to increase in fiscal 2001 as compared to fiscal 2000 as the Company completes development and clinical trials of new test methods to expand its test menus as well as research in automation projects. There can be no assurance, however, that the Company will undertake such research and development activities in future periods or, if it does, that such activities will be successful.

Net Interest and Other Income (Expense)

The Company's interest and other income decreased from $52,000 for the three months ended September 30, 1999 to $50,000 for the three months ended September 30, 2000 due to a net effect of less cash and cash equivalents and proceeds from a leasing program. The Company's interest and other income decreased from $98,000 for the six months ended September 30, 1999 to $64,000 for the six months ended September 30, 2000 due to a decrease in cash and cash equivalents. The Company incurred interest and other expense of approximately $38,000 on its capital equipment loan and its line of credit during the three months ended September 30, 2000, net of capitalized interest of approximately $37,000 on the purchase and installation of the new automated disc production line. The Company incurred interest and other expense of approximately $61,000 on its capital equipment loan and its line of credit during the six months ended September 30,2000, net of capitalized interest of approximately $70,000 on the purchase and installation of the new automated disc production line. The Company expects interest expense to increase in fiscal 2001 as additional bank financing is used to meet working capital requirements associated with an increase in sales.

Liquidity and Capital Resources

As of September 30, 2000, the Company had approximately $1,298,000 in cash and cash equivalents. The Company expects to incur substantial additional costs to support its future operations, including further commercialization of its products and development of new test methods that will allow the Company to further penetrate the human diagnostic market; completion of the construction of its new manufacturing facility and acquisition of capital equipment for the Company's manufacturing facility, which includes the ongoing costs related to continuing development of its current and future products; development and implementation of an automated manufacturing line to provide capacity for greater production volumes; and additional pre-clinical testing and clinical trials for its current and future products.

Net cash used in operating activities during the six months ended September 30, 2000 was $999,000 compared to $890,000 in the six months ended September 30, 1999. The increase in net cash used in operating activities was due primarily to a decreases in accrued payroll and related expenses, warranty reserve and deferred revenue and increases in inventories, trade receivables and deposits and other assets. These uses in cash were partially offset by a change from net loss to net income, and an increase in accounts payable.

Net cash used in investing activities for the six months ended September 30, 2000 was $985,000 as compared to net cash used of $1,157,000 for the six months ended September 30, 1999. The decrease in net cash used is due to fewer purchases of property and equipment.

Net cash provided by financing activities for the six months ended September 30, 2000 was $1,233,000 as compared to net cash used of $144,000 for the six months ended September 30, 1999. Cash provided by financing activities for the six months ended September 30, 2000 is the result of proceeds of $947,000 from the issuance of common stock and net borrowings of $500,000 from the line of credit. These sources of cash were partially offset by repayment of equipment financing and lease obligations of $214,000.

In October 2000, the Company sold 5,450 shares of Series D Convertible Preferred Stock at a price per share of $1,000. The convertible preferred stock has a 7% coupon that is payable semiannually. The 5,450 shares of Series D Preferred Stock are convertible into 778,571 shares of the Company's common stock. The number of converted shares is determined by dividing $1,000, the original price per share of Series D Preferred Stock, by $7.00, the original conversion price for the Series D Preferred Stock. The Series D Preferred Stock will automatically convert into common stock on October 3, 2006. Each investor will receive 50 five year warrants to purchase common stock at $7.00 per share for each $1,000 invested in the convertible preferred stock. The fair value of the warrants, determined using the Black-Scholes model, will be recorded as an issuance cost of preferred stock. The Company has agreed to file a resale registration statement covering the underlying common stock.

In September 1999, the Company refinanced its line of credit and its equipment financing loans. The line of credit provides for borrowings of up to $2,500,000. At September 30, 2000, $200,000 of the $729,000 available under the line of credit was being used to secure a portion of the letter of credit for the new building lease. The line of credit bears interest at the prime rate (9.5% at September 30, 2000) plus 1%. In October 2000, the bank agreed to make an additional $2,500,000 available under this line of credit of which, $820,000 was committed to secure the letter of credit for the new building lease and another $200,000 was committed to secure other miscellaneous items. Under this new line of credit agreement, $3,750,000 is collateralized by the Company's domestic receivables and $1,250,000 is collateralized by its foreign receivables. This line of credit expires in September 2001 and there can be no assurance that the Company will be able to extend the line of credit for another year. The amount borrowed under the line of credit as of September 30, 2000 was $1,771,000.

At September 30, 2000, the Company had $849,000 outstanding under the new equipment-financing loan, which is collateralized by the Company's equipment and bears interest at the prime rate (9.5% at September 30, 2000) plus 1.5%. Payments are due in monthly installments of principal and interest totaling approximately $42,000.

On September 30, 1999, the Company announced a co-promotion agreement with ABBOTT Laboratories ("ABBOTT"). The agreement was for an initial term of two years. Under this agreement, "ABBOTT" was obligated to provide up to $5 million in financing to support the Company's expansion of manufacturing capacity. This financing is no longer available, since the co-promotion agreement with "ABBOTT" was terminated as of September 30, 2000, in accordance with the agreement terms.

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

New Accounting Pronouncements - In September 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133) which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company is currently assessing the effect that adoption of this statement will have. However, based on progress to date, the Company does not expect adoption to have a material impact on its financial position, results of operations or cash flows. The Company is currently required to adopt SFAS 133 in its financial statements in the first quarter of the fiscal year ending March 31, 2002.

In December 1999, the Securities and Exchange Commission's ("SEC") staff issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues and is effective for the Company in the first quarter of fiscal 2001. However, in March and again in June 2000, in response to requests from a number of groups asking for additional time to determine the effect, if any, on registrants' revenue recognition practices, the SEC staff delayed the implementation date of SAB No. 101. SAB No. 101 now must be implemented by the Company no later than the fourth quarter of fiscal 2001. In addition, on October 13, 2000, the SEC staff issued a Frequently Asked Questions ("FAQ") document which clarified and elaborated on the SEC staff's views regarding revenue recognition. The Company's initial assessment of the impact of SAB No. 101 is that it would not have a material effect on the Company's consolidated financial position, consolidated results of operations, or liquidity. However, the Company is reassessing the impact of SAB No. 101 based on the FAQ document that was issued. Management has not yet determined the impact, if any, this bulletin will have on its consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks with respect to interest rates on the Company's accounts receivable line of credit. The Company does not use derivative financial instruments for speculative or trading purposes.

The accounts receivable line of credit monthly interest expense is based on 1.0% over the prime rate. An increase in the prime rate would expose the Company to higher interest expenses. The balance on the line of credit was $1,771,000 as of September 30, 2000. For each 1% increase in the prime rate, the Company would pay approximately $4,400 of additional interest expense each quarter based on the amount outstanding as of September 30, 2000.

The long term debt monthly interest expense is based on 1.5% over the prime rate. An increase in interest rates would expose the Company to higher interest expenses. The balance on long-term debt was approximately $849,000 as of September 30, 2000. For each 1% increase in interest rates, the Company would pay approximately $2,100 of additional interest expense each quarter based on the amount outstanding as of September 30, 2000.

The Company sells the Vetscan to MELET, an independent distributor, priced in Euros. The Company does not hedge this risk. The accounts receivable from MELET at September 30, 2000 was $22,581.

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
Date: November 13, 2000

By:	/s/Clinton H. Severson

Clinton H. Severson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2000

By:	/s/ Donald J. Stewart

Donald J. Stewart
Vice President of Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)