Form 10-Q
period 2000-12-31
ABAXIS INC
filed 2001-02-13
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ],

At January 24, 2001, 16,054,867 shares of common stock, no par value, were outstanding.

ABAXIS, INC.
Report On Form 10-Q For The
Quarter Ended December 31, 2000
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ABAXIS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                   Three Months Ended           Nine Months Ended
                                      December 31,                December 31,
                                --------------------------  --------------------------
                                     2000         1999           2000         1999
                                ------------  ------------  ------------  ------------
Revenues:
   Product sales, net......... $  7,519,000  $  6,458,000  $ 21,848,000  $ 15,876,000
   Development and licensing
     revenue..................       35,000        35,000       177,000       105,000
                                ------------  ------------  ------------  ------------
Total revenues                    7,554,000     6,493,000    22,025,000    15,981,000
                                ------------  ------------  ------------  ------------
Costs and operating expenses:
   Cost of product sales......    4,427,000     3,336,000    11,558,000     8,702,000
   Selling, general, and
     administrative...........    2,915,000     2,202,000     7,510,000     5,687,000
   Research and development...      784,000       816,000     2,610,000     2,618,000
                                ------------  ------------  ------------  ------------
Total costs and operating
     expenses.................    8,126,000     6,354,000    21,678,000    17,007,000
                                ------------  ------------  ------------  ------------
Income (loss) from operations.     (572,000)      139,000       347,000    (1,026,000)
Interest and
  other income................       24,000        91,000        88,000       188,000
Interest expense..............      (13,000)      (58,000)      (74,000)     (114,000)
                                ------------  ------------  ------------  ------------
Income (loss) before
  income taxes................     (561,000)      172,000       361,000      (952,000)
Provision for income taxes....         --            --         (19,000)         --
                                ------------  ------------  ------------  ------------
Net income (loss)............. $   (561,000) $    172,000  $    342,000  $   (952,000)
                                ============  ============  ============  ============
Basic and diluted income
  to common shareholders (a) . $      (0.13) $       0.01  $      (0.08) $      (0.09)
                                ============  ============  ============  ============
Average number of common
  shares outstanding used
  in calculating basic
  earnings per share..........   15,914,000    13,976,000    15,869,000    13,969,000
                                ============  ============  ============  ============

Average number of common
  shares outstanding used
  in calculating diluted
  earnings per share..........   15,914,000    16,374,000    15,869,000    13,969,000
                                ============  ============  ============  ============
  Net income (loss) attributable to common shareholders used in the computation of loss per share for the three and nine months ended December 31, 2000 was $(2,094,000) and $(1,191,000), respectively, which reflects a deemed dividend recorded in conjunction with the Series D Preferred Stock (see Notes 3 and 8 of Notes to Condensed Financial Statements). Net income (loss) attributable to common shareholders used in the computation of income (loss) per share for the three and nine months ended December 31, 1999 was $112,000 and $(1,132,000), respectively. See Note 3 of Notes to Condensed Financial Statements.

See notes to condensed financial statements.

ABAXIS, INC.
CONDENSED BALANCE SHEETS

                                                       December 31,     March 31,
                                                            2000          2000
                                                       ------------  ------------
                                                       (unaudited)     (Note 1)
Current assets:
  Cash and cash equivalents .......................   $  3,278,000  $  2,049,000
  Trade and other receivables (net of allowance
    for doubtful accounts of $465,000 at December
    31, 2000 and $446,000 at March 31, 2000).......      7,353,000     5,100,000
  Inventories .....................................      5,313,000     2,725,000
  Prepaid expenses ................................        366,000       128,000
                                                       ------------  ------------
           Total current assets ...................     16,310,000    10,002,000
Property and equipment - net ......................      8,775,000     3,941,000
Deposits and other assets .........................        338,000       155,000
                                                       ------------  ------------
Total assets ......................................   $ 25,423,000  $ 14,098,000
                                                       ============  ============
            Liabilities and Shareholders' Equity
Current liabilities:
  Borrowings under line of credit..................   $  1,771,000  $  1,271,000
  Accounts payable ................................      2,921,000     1,029,000
  Accrued payroll and related expenses ............      1,456,000     1,625,000
  Other accrued liabilities .......................        508,000       463,000
  Dividends patyable...............................        115,000           --
  Warranty reserve ................................        309,000       460,000
  Deferred revenue ................................        704,000       719,000
  Current portion of capital lease obligations.....         69,000        24,000
  Current portion of long-term debt ...............        725,000       392,000
                                                       ------------  ------------
           Total current liabilities ..............      8,578,000     5,983,000
                                                       ------------  ------------

Capital lease obligations, less current portion ...        428,000        41,000
Long-term debt, less current portion ..............      1,026,000       653,000
Long-term commission obligation, less
     current portion ..............................            --        184,000
                                                       ------------  ------------
           Total non-current liabilities ..........      1,454,000       878,000
                                                       ------------  ------------

Commitments and contingencies (Notes 5 and 6)

Shareholders' equity:
  Convertible preferred stock, no par value:
    authorized shares - 6,578; issued and
    outstanding ahares - 6578 on December 31, 2000.      3,577,000            --
  Common stock, no par value: authorized shares -
    35,000,000; issued and outstanding  shares -
    15,919,074 on December 31, 2000 and
    15,695,391 on March 31, 2000 ..................     73,761,000    68,005,000
  Deferred compensation ...........................        (59,000)      (73,000)
  Accumulated deficit .............................    (61,888,000)  (60,695,000)
                                                       ------------  ------------
           Total shareholders' equity .............     15,391,000     7,237,000
                                                       ------------  ------------
Total liabilities and shareholders' equity ........   $ 25,423,000  $ 14,098,000
                                                       ============  ============

Note 1 - Amounts are derived from audited financial statements at March 31, 2000.

See notes to condensed financial statements.

ABAXIS, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                            Nine Months Ended
                                                              December 31,
                                                        ------------------------
                                                             2000        1999
                                                        -----------  -----------
Operating activities:
Net income (loss)......................................$   342,000  $  (952,000)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation and amortization........................    913,000      449,000
  Amortization of deferred compensation................     14,000      (50,000)
  Changes in assets and liabilities:
     Trade receivables................................. (2,253,000)  (1,684,000)
     Inventories....................................... (2,588,000)    (620,000)
     Prepaid expenses..................................     13,000       97,000
     Deposits and other assets.........................   (183,000)     (14,000)
     Accounts payable..................................  1,892,000      609,000
     Accrued payroll and related expenses..............   (169,000)   1,046,000
     Other accrued liabilities.........................     45,000       20,000
     Warranty reserve..................................   (151,000)     (27,000)
     Deferred revenue..................................    (15,000)     213,000
     Long-term commission obligation...................   (184,000)          --
                                                        -----------  -----------
Net cash used for operating activities..................(2,324,000)    (913,000)
                                                        -----------  -----------
Investing activities:
Purchase of property and equipment..................... (5,095,000)  (1,595,000)
                                                        -----------  -----------
Net cash used in investing activities.................. (5,095,000)  (1,595,000)
                                                        -----------  -----------
Financing activities:
Proceeds from issuance of common stock.................  1,023,000      167,000
Proceeds from issuance of preferred stock..............  6,443,000           --
Borrowings under equipment financing...................  1,000,000    1,176,000
Repayment of equipment financing.......................   (294,000)  (1,655,000)
Borrowings under line of credit........................    500,000       88,000
Repayment of capital lease obligations.................    (24,000)          --
                                                        -----------  -----------
Net cash provided by (used for) financing activities...  8,648,000     (224,000)
                                                        -----------  -----------
Increase (decrease) in cash and cash equivalents.......  1,229,000   (2,732,000)
Cash and cash equivalents at beginning of period.......  2,049,000    5,426,000
                                                        -----------  -----------
Cash and cash equivalents at end of period.............$ 3,278,000  $ 2,694,000
                                                        ===========  ===========
Supplemental disclosures of cash flow information:
   Cash paid for interest..........................    $   192,000  $   222,000
                                                        ===========  ===========
Noncash financing activities:
   Dividends accrued on preferred stock................$ 1,533,000  $   180,000
                                                        ===========  ===========

   Warrants issued for services........................$ 2,249,000  $        --
                                                        ===========  ===========

   Tenant improvements financed by leasing company.....$   456,000  $        --
                                                        ===========  ===========

See notes to condensed financial statements.

ABAXIS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented. Certain amounts as presented in the financial statements for the previous periods have been reclassified to conform to the fiscal year 2001 financial statement presentation. The results for the period ended December 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year endingMarch 31, 2001 or for any future period.

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income (Loss) - Comprehensive income (loss) was the same as net income (loss) for the three and nine months ended December 31, 2000 and 1999.

New Accounting Pronouncements - In September 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133) which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company is currently assessing the effect of adoption of this statement. However, based on progress to date, the Company does not expect adoption of this statement to have a material impact on its financial position, results of operations or cash flows. The Company is currently required to adopt SFAS 133 in its financial statements in the first quarter of the fiscal year ending March 31, 2002.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 must be implemented by the Company no later than the fourth quarter of fiscal 2001. In addition, on October 13, 2000, the SEC staff issued a Frequently Asked Questions ("FAQ") document which clarified and elaborated on the SEC staff's views regarding revenue recognition. The Company's initial assessment of the impact of SAB No. 101 is that it would not have a material effect on its financial position, results of operations, or cash flows. However, the Company is reassessing the impact of SAB No. 101 based on the FAQ document that was issued. Management has determined the impact is immaterial on its consolidated financial statements.

3. PER SHARE INFORMATION

Basic income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding and the net income (loss) attributable to common shareholders. Diluted income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. Shares used in the calculation of diluted net income (loss) per share for the three and nine months ended December 31, 2000 exclude 1,540,000 and 1,026,000, respectively, and the nine months ended December 31, 1999 excludes 2,173,000 common equivalent shares related to options, warrants and preferred stock for which the inclusion would have been antidilutive. Loss attributable to common shareholders for the three and nine months ended includes accrued dividends payable to preferred shareholders.

The reconciliation of net income (loss) to net income (loss) attributable to common shareholders is as follows:

                                      Three Months Ended        Nine Months Ended
                                        December 31,              December 31,
                                  ------------------------- -------------------------
                                      2000         1999         2000         1999
                                  ------------ ------------ ------------ ------------
Net income (loss)................   ($561,000)    $172,000     $342,000    ($952,000)
Cumulative preferred
  stock dividends................    (115,000)     (60,000)    (115,000)    (180,000)
Beneficial conversion
  feature attributable to
  Series D Preferred
  Stock .........................  (1,418,000)         --    (1,418,000)         --
                                  ------------ ------------ ------------ ------------
Net income (loss) attributable
  to common shareholders......... ($2,094,000)    $112,000  ($1,191,000) ($1,132,000)
                                  ============ ============ ============ ============

The reconciliation of the average number of common shares outstanding used in calculating basic earnings per share and in calculating diluted earnings per share is as follows:

                                   Three Months Ended           Nine Months Ended
                                      December 31,                December 31,
                                --------------------------  --------------------------
                                     2000         1999           2000         1999
                                ------------  ------------  ------------  ------------
Weighted average number
  of common shares
  outstanding used
  in calculating basic
  earnings per share..........   15,914,000    13,976,000    15,869,000    13,969,000

Preferred stock...............         --       1,600,000          --            --

Weighted average number
  of stock options
  outstanding.................         --         727,000          --            --

Weighted average number
  of warrants
  outstanding.................         --          71,000          --            --
                                ------------  ------------  ------------  ------------
Weighted average number
  of common shares
  outstanding used
  in calculating diluted
  earnings per share..........   15,914,000    16,374,000    15,869,000    13,969,000
                                ============  ============  ============  ============

4. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                  December 31,    March 31,
                                       2000         2000
                                  ------------ ------------
Raw materials...................   $2,541,000     $847,000
Work-in-process.................    1,405,000    1,070,000
Finished goods..................    1,367,000      808,000
                                  ------------ ------------
                                   $5,313,000   $2,725,000
                                  ============ ============

5. LINE OF CREDIT AND LONG-TERM DEBT

In September 1999, the Company refinanced its line of credit and equipment financing loans. The new line of credit provides for borrowings of up to $2,500,000. At December 31, 2000, $200,000 of the $729,000 available under the line of credit was used to secure a portion of a letter of credit issued as a security deposit on the new building lease (see Note 6). The line of credit bears interest at the prime rate (9.5% at December 31, 2000) plus 1% and expires in September 2001. The amount borrowed under the line of credit as of December 31, 2000 was $1,771,000. In October 2000, the bank agreed to make an additional $2,500,000 available under this line of credit, of which, $820,000 was committed to secure the letter of credit for the new building lease and another $200,000 was committed to secure other miscellaneous items. Under this new line of credit agreement, $3,750,000 is collateralized by the Company's domestic receivables and $1,250,000 is collateralized by its foreign receivables.

The line of credit agreement contains certain financial covenants, which are evaluated on a monthly basis. At December 31, 2000, the Company was in compliance with these covenants.

At December 31, 2000, the Company also had $1,751,000 outstanding under a equipment-financing loan, which is collateralized by the Company's equipment and bears interest at the prime rate (9.5% at December 31, 2000) plus 1.5%. Payments are due in monthly installments of principal and interest totaling approximately $79,000.

  LEASE AGREEMENT

In July 2000, the Company entered into a lease agreement for 91,124 square feet of office, research and development and manufacturing space in Union City, California. The lease agreement is for ten years commencing January 2001 with an option to extend the lease for five years. The beginning base rent will be $68,343 per month and will increase 4% every year thereafter. The lease agreement expires December 31, 2010. In connection with this lease agreement, the Company established a letter of credit for $820,000, which is secured by the Company's line of credit (see Note 5). In November 2000, the Company moved all of its operations to this new facility and agreed with the landlord to pay rent in the total amount of $17,769 per month for the partial use of the building prior to the commencement of the lease term described above. As part of the lease agreement, the landlord has financed $456,000 in tenant improvements, at an interest rate of 13%, which is to be paid over 10 years.

7. CONSULTING ARRANGEMENT

On April 25, 2000, the Company entered into a consulting agreement for services to be provided to the Company over a period of eighteen months. In partial consideration, the Company granted warrants to acquire 150,000 shares of common stock, of which warrants for 75,000 shares vested immediately and the remaining warrants for 75,000 shares vest based on achieving certain milestones over the agreement term. The warrants have an eight-year term and are exercisable at a price of $7.75 per share. The Company determined the value of these warrants using the Black-Scholes model with the following assumptions: expected life 8 years; risk-free interest rate of 6.64%; volatility of 88%; and no dividends during the expected term. The fair value of the vested warrants is being amortized to expense over the term of the agreement and the fair value of the unvested warrants will be recorded as the milestones are achieved. In connection with the issuance of preferred stock, (see Note 8), 67,500 of the remaining warrants vested. The value of the additional warrants of $312,000 was recorded as a stock issuance cost and was determined using the Black-Scholes model with the following assumptions: expected life 5 years; risk-free interest rate of 7.5%; volatility of 84.2%; and no dividends during the expected term. As of December 31, 2000, 7,500 warrants remain unvested.

8. ISSUANCE OF SERIES D CONVERTIBLE PREFERRED STOCK

In October 2000 and November 2000, the Company sold 6,578 shares of Series D convertible preferred stock at $1,000 per share, resulting in net proceeds of $6,443,000. The Series D convertible preferred stock pays a semiannual cumulative dividend at 7%, is non-voting and automatically converts into 939,714 shares of common stock on October 3, 2006 and may be converted at the option of the holder at any time. The number of converted shares is determined by dividing the gross proceeds of the Series D convertible preferred stock by $7.00, the original conversion price of the Series D preferred stock, subject to adjustment for anti-dilution, stock splits and other certain events. The Company has filed a resale registration statement with the Securities and Exchange Commission covering the underlying common stock.

Each investor received warrants to purchase 50 shares of common stock for preferred share acquired. The common stock warrants are exercisable at $7.00 per share through October 3, 2006. The portion of proceeds attributable to the value of such warrants of $1,418,000 was allocated to common stock. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: contractual life of five years, volatility of 84.2%, risk free interest rate of 5.45% and no dividends during the contractual term. In conjunction with this preferred stock transaction, 377,500 warrants were issued to advisors for services at prices ranging from $6.00-$7.00 per share.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5. "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios," to Certain Convertible Securities", which became effective in November 2000, the allocated value of the Series D convertible preferred stock contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series D convertible preferred stock and the fair market value of the common stock at the date of issuance. As a result, during the quarter ended December 31, 2000, the Company recorded a dividend charge of $1,418,000, representing the value of the beneficial conversion feature.

9. CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently operates in one segment. The following is a summary of revenues from external customers for each group of products and services provided by the Company:

                                      Three Months Ended        Nine Months Ended
                                        December 31,              December 31,
                                  ------------------------- -------------------------
                                      2000         1999         2000         1999
                                  ------------ ------------ ------------ ------------
Analyzer Instruments............   $3,939,000   $3,577,000  $10,968,000   $7,369,000
Reagents........................    3,389,000    2,686,000   10,612,000    7,711,000
Other...........................      191,000      195,000      268,000      796,000
                                  ------------ ------------ ------------ ------------
  Product sales, net............    7,519,000    6,458,000   21,848,000   15,876,000
Development and licensing
  revenue.......................       35,000       35,000      177,000      105,000
                                  ------------ ------------ ------------ ------------
Total revenues..................   $7,554,000   $6,493,000  $22,025,000  $15,981,000
                                  ============ ============ ============ ============

The following is a summary of revenues by geographic region based on customer location:

                                      Three Months Ended        Nine Months Ended
                                        December 31,              December 31,
                                  ------------------------- -------------------------
                                      2000         1999         2000         1999
                                  ------------ ------------ ------------ ------------
United States ...............      $6,340,000   $5,377,000  $18,541,000  $13,021,000
Europe ......................         707,000      899,000    2,015,000    2,203,000
Asia and Latin America.......         507,000      217,000    1,469,000      757,000
                                  ------------ ------------ ------------ ------------
Total .......................      $7,554,000   $6,493,000  $22,025,000  $15,981,000
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

In the three months ended December 31, 2000, the Company's US revenues accounted for 84% of its total revenues versus 83% in the three months ended December 31, 1999. In the nine months ended December 31, 2000, the Company's US revenues accounted for 84% of its total revenues versus 81% in the nine months ended December 31, 1999. In the three months ended December 31, 2000, European revenues accounted for 9% versus 14% in the three-months ended December 31, 1999. In the nine months ended December 31, 2000, the Company's European revenues accounted for 9% of its total revenues versus 14% in the nine months ended December 31, 1999. In the three months ended December 31, 2000, Asian and Latin American revenues accounted for 7% of its total revenues versus 3% in the three months ended December 31, 1999. In the nine months ended December 31, 2000, the Company's Asian and Latin American revenues accounted for 7% of its total revenues versus 5% in the nine months ended December 31, 1999.

During the three months ended December 31, 2000, the Company shipped 523 point-of-care blood analyzers worldwide, an 8% increase from 484 instruments shipped in the three months ended December 30, 1999. During the nine months ended December 31, 2000, the Company shipped 1,408 point-of-care blood analyzers worldwide, a 40% increase from 1,007 instruments shipped in the nine months ended December 31, 1999.

Reagent discs shipped during the three months ended December 31, 2000 were approximately 315,000, an increase of 14% compared to shipments of approximately 277,000 reagent discs during the three months ended December 31, 1999. Reagent discs shipped during the nine months ended December 31, 2000 were approximately 991,000, an increase of 24% compared to shipments of approximately 802,000 reagent discs during the nine months ended December 31, 1999. The increase in reagent disc shipments is consistent with the Company's belief that there will be increasing and recurring reagent disc revenue as the Company's product lines achieve greater market penetration. This growth is mostly attributable to the expanded installed base of VetScan systems and higher consumption rates of institutional users. There can be no assurance growth in revenues or unit sales will continue or that the Company will be able to increase production to meet increased product demand.

Sales for any future periods are not predictable with a significant degree of certainty, and the Company believes that period to period comparisons of its results of operations are not necessarily meaningful. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. The Company's expense levels, which are to a large extent fixed, are based in part on its expectations as to future revenues. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would have an immediate materially adverse impact on operating results and financial condition. The Company's ability to stay consistently profitable will depend, in part, on its ability to increase sales volumes of the Company's products, particularly its reagent discs and the Company's ability to absorb the costs associated with the new facilities. The Company believes that it needs to complete the development and obtain approval for its four electrolyte disc in order to make a significant impact in the human medical market. The Company recently received marketing clearance from the FDA for three of its electrolyte reagent products: potassium, CO2 and sodium. The Company is currently preparing to enter clinical trials for the fourth electrolyte, chloride. There is no assurance that chloride or any other product in development will be successfully developed or that the FDA will approve the marketing application.

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

In July 2000, the Company entered into a lease agreement for 91,124 square feet of office, research and development and manufacturing space in a building in Union City, California. The lease agreement is for ten years commencing January 2001 with an option to extend the lease for five years. The beginning base rent is $68,343 per month and will increase 4% every year thereafter. The lease agreement expires December 31, 2010. In connection with this lease agreement, the Company established a letter of credit for $820,000. In November 2000, the Company moved all of its operations to this new facility and agreed with the landlord to pay rent in the total amount of $17,769 per month for the partial use of the building prior to the commencement of the lease term described above.

In October and November 2000, the Company sold 6,578 shares of Series D convertible preferred stock at $1,000 per share, resulting in net proceeds of $6,443,000. The 6,578 shares of Series D convertible preferred stock were immediately convertible into 939,714 shares of the Company's common stock. Due to the beneficial conversion feature associated with the Series D convertible preferred stock, during the third quarter of fiscal 2001, the Company recorded a preferred stock dividend in the amount of $1,418,000 thereby increasing the net loss applicable to common shareholders. In connection with the issuance of the Series D convertible preferred stock, each investor received 50 five-year warrants to purchase common stock at $7.00 per share for each $1,000 invested in the Series D convertible preferred stock. The Company recorded the fair value of the warrants of approximately $1.4 million, determined using the Black-Scholes option-pricing model, as contributed capital.

Results of Operations

Revenue

During the three months ended December 31, 2000, the Company reported total revenues of approximately $7,554,000, a $1,061,000 or 16% increase from total revenues of approximately $6,493,000 for the three months ended

December 31, 1999. During the nine months ended December 31, 2000, the Company reported total revenues of approximately $22,025,000, a $6,044,000 or 38% increase from total revenues of approximately $15,981,000 for the nine months ended December 31, 1999. Revenue increases for both the three months and the nine months ended September 30, 2000 were due to increased analyzer and reagent disc sales in the US and in Asia and Latin America.

Total revenue in the US for the three months ended December 31, 2000 was approximately $6,340,000, a $963,000 or 18% increase from revenue of approximately $5,377,000 for the three months ended December 31, 1999. Total revenue in the US for the nine months ended December 31, 2000 was approximately $18,541,000, a $5,520,000 or 42% increase from revenue of approximately $13,021,000 for the nine months ended December 31, 1999. The increase in revenue in the US reflects an increase in reagent disc sales due to an increasing installed base of instruments and an increase in instrument sales, including positive market acceptance of the VetScan HMT instrument.

Total revenue in Europe for the three months ended December 31, 2000 was approximately $707,000, a $192,000 or 21% decrease from revenue of approximately $899,000 for the three months ended December 31, 1999. The decline in revenue for the three months ended December 31, 2000 was due to unfavorable currency and economic conditions. Total revenue in Europe for the nine months ended December 31, 2000 was approximately $2,015,000, a $188,000 or 9% decrease from revenue of approximately $2,203,000 for the nine months ended December 31, 1999.

Total revenue in Asia and Latin America for the three months ended December 31, 2000 was approximately $507,000, a $290,000 or 134% increase from revenue of approximately $217,000 for the three months ended December 31, 1999. Total revenue in Asia and Latin America for the nine months ended December 31, 2000 was approximately $1,469,000, a $712,000 or 94% increase from revenue of approximately $757,000 for the nine months ended December 31, 1999. The increase in Asia and Latin America was due to increased instrument shipments to Japan.

Cost of Product Sales

Cost of product sales during the three months ended December 31, 2000 was approximately $4,427,000 or 59% of product sales, as compared to approximately $3,335,000 or 52% of product sales in the three months ended December 31, 1999. Cost of product sales during the nine months ended December 31, 2000 was approximately $11,558,000 or 53% of product sales, as compared to approximately $8,702,000 or 55% of product sales in the nine months ended December 31, 1999.

The increase in cost of product sales as a percentage of revenue for the three months ended December 31, 2000 as compared to the same period last year was primarily due to the Company's manufacturing process being idle for six weeks during the quarter as the Company relocated. This temporary shutdown of manufacturing cost the Company approximately $652,000. The decrease in cost of product sales as a percent of product sales for the nine months ended December 31, 2000 as compared to the same period last year was primarily a function of the increase in sales volume of reagent discs and lower unit costs resulting from improved manufacturing processes, offset in part by the idle plant costs in the three months ended December 31, 2000.

Selling, General and Administrative Expense

Selling, general and administrative expenses were approximately $2,915,000 or 39% of total revenues in the three months ended December 31, 2000 compared to $2,202,000 or 34% of total revenues in the three months ended December 31, 1999. Selling, general and administrative expenses were approximately $7,510,000 or 34% of total revenues in the nine months ended December 31, 2000 compared to $5,687,000 or 36% of total revenues in the nine months ended December 31, 1999. The increase in selling, general and administrative expenses is primarily the result of the Company's relocation, launch of new products and an increase in headcount. The Company incurred one time charges of $380,000 associated with the relocation to new facilities. The Company expects the dollar amount of selling, general and administrative expense to increase in fiscal 2001 from fiscal year 2000 as a result of increased staffing and support demands associated with increased sales.

Research and Development Expense

Research and development expenses were approximately $784,000 or 10% of total revenues in the three months ended December 31, 2000 compared to $816,000 or 13% of total revenues in the three months ended December 31, 1999. Research and development expenses were approximately $2,610,000 or 12% of total revenues in the nine months ended December 31, 2000 compared to $2,618,000 or 16% of total revenues in the nine months ended December 31, 1999. The Company expects the dollar amount of research and development expenses to increase in fiscal 2001 as compared to fiscal 2000 as the Company completes development and clinical trials of new test methods to expand its test menus as well as research in automation projects. There can be no assurance, however, that the Company will undertake such research and development activities in future periods or, if it does, that such activities will be successful.

Net Interest and Other Income (Expense)

The Company's interest and other income decreased from $91,000 for the three months ended December 31, 1999 to $24,000 for the three months ended December 31, 2000 due to a decrease in average cash and cash equivalents. The Company's interest and other income decreased from $188,000 for the nine months ended December 31, 1999 to $88,000 for the nine months ended December 31, 2000 due to a decrease in average cash and cash equivalents available during the current period. The Company incurred interest and other expense of approximately $12,000 on its capital equipment loan and its line of credit during the three months ended December 31, 2000, net of capitalized interest of approximately $69,000 on the purchase and installation of the new automated disc production line. The Company incurred interest and other expense of approximately $72,000 on its capital equipment loan and its line of credit during the nine months ended December 31,2000, net of capitalized interest of approximately $150,000 on the purchase and installation of the new automated disc production line. The Company expects interest expense to increase in fiscal 2001 as additional bank financing is used to meet working capital requirements associated with an increase in sales and the capital requirements associated with the build out of its new facilities.

Liquidity and Capital Resources

As of December 31, 2000, the Company had approximately $3,278,000 in cash and cash equivalents. The Company expects to incur substantial additional costs to support its future operations, including further commercialization of its products and development of new test methods that will allow the Company to further penetrate the human diagnostic market; completion of the construction of its new manufacturing facility and acquisition of capital equipment for the Company's manufacturing facility, which includes the ongoing costs related to continuing development of its current and future products; development and implementation of an automated manufacturing line to provide capacity for greater production volumes; and additional pre-clinical testing and clinical trials for its current and future products.

Net cash used in operating activities during the nine months ended December 31, 2000 was $2,324,000 compared to $913,000 in the nine months ended December 31, 1999. The increase in net cash used in operating activities was due primarily to a decreases in long-term commission obligation, accrued payroll and related expenses, warranty reserve and deferred revenue and increases in inventories, trade receivables and deposits and other assets. These uses in cash were partially offset by a change from net loss to net income, and an increase in accounts payable and other accrued liabilities.

Net cash used in investing activities for the nine months ended December 31, 2000 was $5,095,000 as compared to net cash used of $1,595,000 for the nine months ended December 31, 1999. The increase in net cash used is due to an increase in purchases of property and equipment.

Net cash provided by financing activities for the nine months ended December 31, 2000 was $8,648,000 as compared to net cash used of $224,000 for the nine months ended December 31, 1999. Cash provided by financing activities for the nine months ended December 31, 2000 is the result of proceeds of $6,443,000 for the issuance of preferred stock, $1,023,000 from the issuance of common stock, net borrowings of $1,000,000 from the equipment financing loan and net borrowings of $500,000 from the line of credit. These sources of cash were partially offset by repayment of equipment financing and lease obligations of $318,000.

In October and November 2000, the Company sold 6,578 shares of Series D convertible preferred stock at $1,000 per share, resulting in net proceeds of $6,443,000. The 6,578 shares of Series D convertible preferred stock were immediately convertible into 939,714 shares of the Company's common stock. Due to the beneficial conversion feature associated with the Series D convertible preferred stock, during the third quarter of fiscal 2001, the Company recorded a preferred stock dividend in the amount of $1,418,000 thereby increasing the net loss applicable to common shareholders. In connection with the issuance of the Series D convertible preferred stock, each investor received 50 five-year warrants to purchase common stock at $7.00 per share for each $1,000 invested in the Series D convertible preferred stock. The Company recorded the fair value of the warrants of approximately $1.4 million, determined using the Black-Scholes option-pricing model, as contributed capital.

In September 1999, the Company refinanced its line of credit and its equipment financing loans. The line of credit provides for borrowings of up to $2,500,000. At December 31, 2000, $200,000 of the $729,000 available under the line of credit was being used to secure a portion of the letter of credit for the new building lease. The line of credit bears interest at the prime rate (9.5% at December 31, 2000) plus 1%. In October 2000, the bank agreed to make an additional $2,500,000 available under this line of credit of which, $820,000 was committed to secure the letter of credit for the new building lease and another $200,000 was committed to secure other miscellaneous items. Under this new line of credit agreement, $3,750,000 is collateralized by the Company's domestic receivables and $1,250,000 is collateralized by its foreign receivables. This line of credit expires in September 2001 and there can be no assurance that the Company will be able to extend the line of credit for another year. The amount borrowed under the line of credit as of December 31, 2000 was $1,771,000.

At December 31, 2000, the Company also had $1,751,000 outstanding under the new equipment-financing loan, which is collateralized by the Company's equipment and bears interest at the prime rate (9.5% at December 31, 2000) plus 1.5%. Payments are due in monthly installments of principal and interest totaling approximately $79,000.

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

New Accounting Pronouncements - In September 1998, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", (SFAS 133) which establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS 133 requires that entities recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The Company is currently assessing the effect of adoption of this statement. However, based on progress to date, the Company does not expect adoption of this statement to have a material impact on its financial position, results of operations or cash flows. The Company is currently required to adopt SFAS 133 in its financial statements in the first quarter of the fiscal year ending March 31, 2002.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. SAB No. 101 must be implemented by the Company no later than the fourth quarter of fiscal 2001. In addition, on October 13, 2000, the SEC staff issued a Frequently Asked Questions ("FAQ") document which clarified and elaborated on the SEC staff's views regarding revenue recognition. The Company's initial assessment of the impact of SAB No. 101 is that it would not have a material effect on its financial position, results of operations, or cash flows. However, the Company is reassessing the impact of SAB No. 101 based on the FAQ document that was issued. Management has determined the impact is immaterial on its consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks with respect to interest rates on the Company's accounts receivable line of credit. The Company does not use derivative financial instruments for speculative or trading purposes.

The accounts receivable line of credit monthly interest expense is based on 1.0% over the prime rate. An increase in the prime rate would expose the Company to higher interest expenses. The balance on the line of credit was $1,771,000 as of December 31, 2000. For each 1% increase in the prime rate, the Company would pay approximately $4,400 of additional interest expense each quarter based on the amount outstanding as of December 31, 2000.

The long-term debt monthly interest expense is based on 1.5% over the prime rate. An increase in interest rates would expose the Company to higher interest expenses. The balance on long-term debt was approximately $1,392,000 as of December 31, 2000. For each 1% increase in interest rates, the Company would pay approximately $3,500 of additional interest expense each quarter based on the amount outstanding as of December 31, 2000.

The Company sells the Vetscan to MELET, an independent distributor, priced in Euros. The Company does not hedge this risk. The accounts receivable from MELET at December 31, 2000 was approximately $409,000.

PART II-OTHER INFORMATION

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In October 2000 and November 2000, we issued (i) 6,578 shares of Series D Convertible Preferred Stock at a per share purchase price of $1,000 and (ii) warrants to acquire 478,900 shares of our common stock, at an exercise price of $7.00 per share to certain institutional investors and several officers of the Company. All of the warrants are immediately exercisable.

The issuance of the shares of Series D Convertible Preferred Stock and the warrants were deemed exempt from registration under the Securities Act as a transaction by an issuer not involving a public offering. The investors represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in the transaction.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)
Exhibit Number	Description

10.0	Lease Agreement between the Company and Principal Development Investors dated June 21, 2000

(b) Reports on Form 8-K

On October 19, 2000, the Company filed a report on Form 8-K relating to its sale of Series D Convertible Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.

(Registrant)
Date: February 13, 2001

By:	/s/Clinton H. Severson

Clinton H. Severson
President and Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2001

By:	/s/ Donald J. Stewart

Donald J. Stewart
Vice President of Finance & Administration and Chief Financial Officer (Principal Financial and Accounting Officer)