Form 10-K405
period 2001-03-31
ABAXIS INC
filed 2001-06-29
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2001

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(510) 675-6500
(Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, No par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.4054 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 8, 2001 was approximately $97,772,731 based upon the closing sale price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of Common Stock held by persons who hold more than 5% of the outstanding shares of Common Stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for other purpose.

The number of shares of the registrant's Common Stock outstanding as of June 8, 2001, was 16,107,534.

ABAXIS, INC.

FORM 10-K

For The Fiscal Year Ended March 31, 2001

TABLE OF CONTENTS

PART I

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that reflect the Company's current view with respect to future events and financial performance. When used in this report, the words "anticipates", "believes", "expects", "intends", "plans", "future", and similar expressions identify forward- looking statements. The future events described in these statements involve risks and uncertainties, among them risks and uncertainties related to the market acceptance of the Company's products and continuing development of its products, including required United States Food and Drug Administration ("FDA") clearance and other government approvals, risks associated with manufacturing and distributing its products on a commercial scale, including complying with federal and state food and drug regulations, general market conditions and competition. Actual results could differ materially from those projected in the forward-looking statements as a result of factors set forth throughout this document. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise. Readers should be advised to read this Form 10-K in its entirety paying careful attention to the risk factors set forth in this and other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K, copies of which may be obtained from the Company or from the Securities and Exchange Commission at its website at www.sec.gov.

ITEM 1. BUSINESS

General

Abaxis, Inc. (the "Company"), incorporated in California in 1989, develops, manufactures and markets portable blood analysis systems for use in any patient-care setting to provide clinicians with rapid blood constituent measurements. The Company's primary product is a system consisting of a compact 6.9 kilogram analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 12 tests. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma using either venous or fingerstick samples. The system provides test results in less than 15 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer. The Company currently markets this system for veterinary use under the name VetScan® and VetScan HMT (VetScan DXS) and in the human medical market under the name Piccolo®. The Company has its primary operations and all but three of its employees in the United States. The Company has an office in Germany with three employees. During fiscal years 2001, 2000 and 1999, approximately 85%, 82% and 84% of the Company's revenues were from the United States, respectively, 9%, 13% and 9% were from Europe, respectively, 6%, 5% and 7% were from Asia and Latin America, respectively.

The Company offers its point-of-care blood chemistry analyzer system with a total of 22 test methods. The Company's repertoire of test methods includes albumin, amylase, alkaline phosphatease (ALP), alanine aminotransferase (ALT), aspartate aminotransferase (AST), calcium, chloride, creatinine, creatine kinase (CK), glucose, gamma glutamyl transferase (GGT), potassium, total bilirubin, total cholesterol, urea nitrogen (BUN), total protein, uric acid, thyroxine (T4), CO2,, sodium, magnesium and phosphorous. Seventeen of these tests are marketed for both human and veterinary markets. Tests for uric acid are marketed only in the human market, and tests for T4, phosphorous and magnesium are marketed exclusively in the veterinary market. The Company markets its reagent products by configuring these 22 test methods in panels that are designed to meet a variety of clinical diagnostic needs. The Company currently offers 5 multi-test reagent disc products in the human medical market and 8 multi-test reagent disc products in the veterinary market.

Abaxis' focus in fiscal 2002 will continue to be in markets where the Company believes it can receive immediate economic rewards while at the same time developing new products that will allow the Company to expand into other market segments in the following year. Domestically, the Company expects to continue to focus on growing its presence in the veterinary markets, expand its marketing effort to the US armed forces and will launch into the human diagnostic point- of-care market. Internationally, the Company will continue to focus its sales effort in Europe. Revenues from Asia and Latin America have been difficult to achieve due to unfavorable foreign exchange rates and poor economic conditions. The Company has re-allocated marketing and sales expenses in fiscal 2001and fiscal 2000 from Asia and Latin America to the United States and European markets and will continue to focus its resources to the United States and European markets.

Sales for any future periods are not predictable with a significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. The Company currently operates in one segment.

One customer, Vedco Inc., accounted for 51%, 45% and 39% of total revenue for the years ended March 31, 2001, 2000 and 1999, respectively.

The Company's research and development expenses were $3,458,000, $3,534,000 and $2,627,000 in fiscal 2001, 2000 and 1999, respectively.

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

In the United States, there are approximately 40,000 veterinarians who generate annual billings of approximately $600 million in diagnostic testing. In the veterinary market, blood testing has become more important to veterinarians by providing them valuable diagnostic information. Veterinarians have historically relied on the services of the centralized laboratories. The same factors affecting the human diagnostic market, however, also impact veterinary practices. Small desktop instruments such as the Dade Behring Analyst, Kodak DT60, and Idexx VetTest have been marketed to veterinarians to perform in-house blood testing. While these products have made in-house testing possible for veterinarians, they still require skilled technicians to properly use and maintain these products. As a result, based on the Company's market research, 55% of the veterinarians in the United States do not perform in-house testing despite its cost and timing advantages.

Abaxis believes that a key element of the patient-centered, cost-constrained health care system in the year 2002 and beyond will be the availability of blood analysis systems in the patient care setting that are easily and reliably operated by caregivers and provide accurate, real time results for making immediate clinical decisions. The optimal system uses whole blood, has built-in calibration and quality control, provides quick turnaround time, is portable and low cost. In addition, the optimal near-patient system should be easy to use by people with no special training and capable of transmitting test results instantly to patient information management systems.

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

Abaxis Products

Point-of-Care Blood Analyzers

Blood Chemistry Analyzers

The Company's point-of-care blood chemistry analyzer is a portable spectrophotometer, which is a device that measures the absorption of light at various wavelengths. A variable speed motor is used to spin a reagent disc for sample processing. The chemical reactions in the disc's cuvettes are measured optically by detecting the light absorbance of the solutions in the cuvettes at pre-determined wavelengths. The absorbances are converted to clinically relevant units by a measurement microprocessor. Results are stored by the analyzer's interface microprocessor, sent to an RS232 port and printed on result cards by an internal thermal printer. The features of the analyzer include a small required sample size (100 μ L) of whole blood, serum or plasma, an intelligent quality control system that includes many self-test functions to ensure quality results, a built-in instrument self calibration, a built-in printer, a quick turn-around time of less than 15 minutes, minimal operational training and ease of information transmission using a computer port on the analyzer.

Hematology

In March 1999 the Company signed an OEM and distribution agreement with MELET Schloesing Laboratoires (MELET) under which the Company markets and sells the MELET Hematology instrument and reagents and MELET markets and sells the VetScan DXS and Piccolo products. The Company markets the hematology instrument as the VetScan HMT in the veterinary market. Under the agreement, the Company has the right to market the HMT in the United States, Canada, Mexico, the United Kingdom, Australia and Israel. Initially, the Company launched the VetScan HMT in the United States, Australia, the United Kingdom and Israel in fiscal year 2000. Currently the Company markets the VetScan HMT in all the regions it sells its products.

MELET markets and sells the VetScan DXS and Piccolo products in France, Austria, Belgium, the Netherlands and the Middle East excluding Israel. Melet launched the VetScan DXS in the first quarter of fiscal year 2000.

The VetScan HMT is a hematology analyzer, which provides a complete blood count ("CBC") including three-part white blood cell ("WBC") differential in less than 2 minutes and requires only 12 μ L of whole blood. It provides results for eight selectable species, plus two user configurable programs. The Company sells one type of reagent kit with the analyzer.

Reagent Discs

The reagent discs, used with the blood chemistry analyzers, are designed to handle almost all technical steps of blood chemistry testing automatically. The discs first separate a whole blood sample into plasma and blood cells, meter the required quantity of plasma and diluent, mix the plasma and diluent, and deliver the mixture to the reagent chambers, called cuvettes, along the disc perimeter. The diluted plasma dissolves and mixes with the reagent beads initiating the chemical reactions, which are monitored by the analyzer. The discs are 8-cm diameter; single-use devices constructed from three ultrasonically welded injection-molded plastic parts. The base and the middle piece create the chambers, cuvettes and passageways for processing the whole blood and mixing plasma with diluent and reagents. The top piece, referred to as the bar code ring, is imprinted with bar codes that contain disc-specific calibration information. In the center of the disc is a plastic diluent container sealed with polyethylene-laminated foil. Spherical lyophilized reagent beads are placed in the cuvettes during disc manufacturing. Upon completion of the analysis, used discs may be placed back into their foil pouches to minimize human contact with blood prior to proper disposal.

To perform a panel of tests, the operator collects a blood sample via finger puncture or venipuncture (the latter requiring a trained phlebotomist). The operator then transfers the sample into the reagent disc. The operator places the disc into the analyzer drawer, and enters patient, physician, and operator identification numbers. The analyzer spins the disc to separate cells from plasma, meters and mixes plasma with diluent, distributes diluted plasma to the cuvettes, and monitors chemical reactions. In less than 15 minutes, results are printed out on a result card with an adhesive backing for inclusion in the patient's medical record. A computer port enables transmission of patient results to external computers for patient data management.

The Company introduced its Piccolo system to the human marketplace in November 1995 with two reagent discs, General Health Panel 8 and General Health Panel 11. In November 1996, the Company introduced the Liver Panel Plus 9 disc, which was enabled by the 510(k) clearance of the GGT test received from the U.S. Food and Drug Administration ("FDA") in September 1996. Subsequently, the Company has released four other differently configured reagent disc products to meet different physicians' needs, mostly in the international markets. Strategically, the Company has limited sales in the human marketplace until the completion of the requisite analytes. As of June 2001, a total of five reagent disc products were marketed worldwide for use with the Piccolo system. In April 2001, the Company received 510(k) clearance for chloride. This test will first be introduced in the electrolyte profile, which also includes potassium, sodium and total CO2. This test's introduction is scheduled for the second quarter of fiscal 2002. This profile will allow the Company to more broadly market the Piccolo in the US to selected market segments.

The VetScan system was introduced in the US veterinary market in July 1994. The Company initially launched the system with the Diagnostic Profile, a nine- test reagent product. Since then, the Company has added new test methods and new reagent disc products targeted to fulfill different veterinary diagnostic needs. The newest additions to the VetScan family of reagent products include Diagnostic Profile II (DPII) introduced to the market in January 2001 and the Large Animal Profile (LAP) introduced in March 2001. The DPII offers phosphorous for the detection of renal disease and the LAP offers phosphorous and magnesium tests primarily used in dairy animals. As of June 2001, the Company offered a total of eight reagent disc products to its veterinary customers.

Orbos Process

The dry reagents used in the Company's reagent discs are produced using a proprietary technology called the Orbos® Discrete Lyophilization Process. This process allows the production of an accurate, precise amount of active chemical ingredient in the form of a soluble bead. The Orbos process involves flash-freezing a drop of liquid reagent to form a solid bead and then freeze-drying the bead to remove water. The Orbos beads are stable in dry form and dissolve rapidly in aqueous solutions. The Company believes that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. The Company currently has a licensing agreement with Pharmacia Biotech and a supply contract with Becton Dickinson Immunocytometry Systems for products using the Orbos process. Abaxis is continuing to explore potential applications with other companies. There can be no assurance that the Company will be able to discover and/or develop any new applications for the Orbos process.

Future Products

The Company continues to develop new products that the Company believes will provide further opportunities for growth in the human and veterinary markets. The Company is working on the development of tests for triglycerides and HDL. Clinical trials of these test methods are expected during fiscal 2002. Additional development of test methods for other disc products will be targeted at specific applications based on fulfilling clinical needs. The Company's current focus of test methods development is in clinical chemistry. In addition to clinical chemistry, the Company has demonstrated its ability to perform immunoassay tests in its blood analysis system by successfully developing its Thyroxine (T4) test in the veterinary market. The Company believes other homogeneous immunoassay methods can be performed with its discs to measure a wide assortment of blood analytes, such as therapeutic drugs and drugs of abuse.

There can be no assurance that Abaxis will be able to develop any of these potential products. While the Company believes that its technology and expertise will allow it to develop reagent disc products in the future to provide a variety of additional blood tests, there can be no assurance that such future products will be developed, that such products will receive required regulatory clearance, or that the Company will be able to manufacture or market such products successfully.

Customer Segments and Distribution

Customer Segments

Abaxis sells its point-of-care blood analyzer products and reagent discs either directly or through distributors depending on the needs of the customer segment. In the delivery of human or veterinary care there are many kinds of providers and a multitude of sites where Abaxis products could be used as an alternative to relying on a central laboratory for blood test information. The Company believes that its current Piccolo system menu of 19 reagent test methods is suitable for certain niche market segments of the human medical market. These niche market segments include military installations (ships, field hospitals and mobile care units), urgent care and walk-in clinics (free-standing or hospital-connected), home care providers (national, regional or local), nursing homes, acute care hospitals, ambulance companies, dialysis centers, hospital labs and draw stations. The Company believes that its veterinary reagent product offerings meet a substantial part of the clinical diagnostic needs of veterinarians. Potential customers for the VetScan DXS are primarily companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine practitioners, veterinary referral hospitals, and private toxicology laboratories and university and government toxicology research laboratories.

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

Veterinarians are served typically by local distributors, some with national affiliations. The Company currently has a non-exclusive agreement with Vedco, Inc., a national network of fourteen independent distributors with 23 sales offices in the US. The Company also has eight additional distribution agreements with regional distributors. In addition to selling through distributors, the Company directly supplies its VetScan DXS products to Veterinary Centers of America (VCA), the nation's largest veterinary hospital chain.

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

The Company currently has distribution agreements in the following countries: Argentina, Austria, France, Germany, Greece, Hong Kong, Israel, Italy, Japan, Korea, Mexico, New Zealand, Norway, Portugal, Spain, Switzerland, the United Kingdom and Venezuela. Each distributor agreement contains a number of requirements that must be met to retain exclusivity, including minimum order quantity commitments, trade show and promotion requirements and a specified number of demonstration analyzer requirements. In most cases, the foreign distributors need to either go through a FDA-equivalent approval process with national regulators or clinical trials/market evaluations with their local opinion leaders in the medical field. Each distributor is responsible for obtaining the required approvals. There can be no assurance that any of the Company's distributors will be successful in obtaining proper approvals for Abaxis products in their respective countries or that these distributors will be successful in marketing Abaxis products. The Company plans to enter into additional distribution agreements to enhance its international distribution base and solidify its international presence. There can be no assurance that the Company will be successful in entering into any additional distributor agreements.

Competition

Abaxis' competition includes clinical laboratories, hospitals and independent laboratories and manufacturers of bench top multi-test analyzers and other near- patient test systems. Blood analysis is a well-established field in which there are a number of competitors, which have substantially greater financial resources and larger, more established marketing, sales and service organizations than the Company. No assurance can be given that the Company's products will be competitive with existing or future products or services of such competitors.

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

Most of the Company's current and potential competitors have significantly greater financial and other resources than Abaxis, and the Company expects that competition will continue to be intense. In particular, most of these competitors have large sales forces and well-developed channels of distribution. To compete, the Company must develop effective channels of distribution and a focused dedicated sales force. The Company's principal competitor in the vet market is IDEXX Laboratories, Inc. There is no assurance that the Company will be able to continue to compete successfully.

Manufacturing

Abaxis began manufacturing its VetScan products for the commercial market during fiscal 1995. The VetScan HMT is manufactured by MELET in France and is purchased by the Company as a completed instrument. There can be no assurance that the Company will not experience an interruption of supply by the manufacturer. The Company began manufacturing Piccolo products for commercial sale in fiscal 1996. To produce and commercially ship Piccolo products, the Company must have a license to manufacture medical products in the State of California, where the Company conducts its principal manufacturing activities, and have approval from the FDA as a medical device manufacturer. In May 1996, the Company received its initial license to manufacture from the State of California. In September 1996, the FDA granted the Company's manufacturing facility "in compliance" status, according to the regulations for current Good Manufacturing Practices ("cGMP") for medical devices. The Company is inspected by the FDA and the State of California on a routine basis, typically once every 24 months. The most recent inspection was by the State of California in April 2001 with licensing for the new Union City facility granted in early May 2001. Although the Company is not required to comply with all of the government regulations applicable to the human market when manufacturing the VetScan DXS products, the Company has established all of its manufacturing operations to be cGMP and Quality System Regulations ("QSR") compliant as this ensures product quality and integrity regardless of end use or patient. There can be no assurance that the Company can successfully pass a re-inspection by the FDA or the State of California or any other future inspections. There can be no assurance that the Company can comply with all current or future government manufacturing requirements and regulations.

In addition to the development of standardized manufacturing processes and quality control programs for the entire manufacturing process, the Company's manufacturing activities are concentrated in the following three primary areas:

Point-of-Care Blood Chemistry Analyzer

The analyzer used in the Piccolo and VetScan system employs a variety of components designed or specified by Abaxis, including a variable speed motor, microprocessors, a liquid crystal display, a result card printer, a spectrophotometer and other electronic components. These components are manufactured by several third party vendors that have been qualified and approved by Abaxis and then assembled by contract manufacturers for Abaxis. The components are assembled at the Abaxis facility into the finished product and completely tested to ensure that the finished product meets product specifications. The analyzer uses technologically advanced components, many of which are available only from single source vendors. During fiscal years 2001, 2000 and 1999, the Company was successful in identifying potential alternate suppliers of some critical components and will continue to work on qualifying additional vendors to protect its source of supply on these crucial items. There can be no assurance that the Company will not experience a material interruption of supply of components from single source vendors.

Reagent Disc

The molded plastic discs used in the manufacture of the reagent disc are manufactured to the Company's specification by an established injection-molding manufacturer. To achieve the precision required for accurate test results, the discs must be molded to very narrow tolerances. The Company believes only a few manufacturers are capable of manufacturing to such tolerances. To date, the Company has qualified one manufacturer to mold the discs and has eight qualified molds. The Company has qualified a second site by the same manufacturer. The Company is also working with its supplier to improve yields and increase capacity on the existing production molds. While the Company has increased the number of disc molding tools to strengthen and better protect its line of supply, the inability of its injection-molding manufacturer to supply sufficient discs would have a material adverse impact on the Company's results of operations.

The Company assembles the reagent discs by using the molded plastic discs, loading the disc with reagents and then ultrasonically welding together the top and bottom pieces. The Company has continued development of a semi-automated disc assembly line ("semi- autoline") to provide anticipated capacity for future demand and to improve production efficiency. The Company expects to have this semi-autoline fully operational in fiscal year 2002. The semi-autoline is expected to double the Company's capacity. The qualification of the semi-autoline could involve further time and cost and could entail some initial unforeseen production problems. There can be no assurance that the semi-autoline will be fully operational within fiscal 2002, that capacity will be doubled, quality and yield will improve or that the Company will not experience significant time requirements and additional cost associated with qualification of the semi- autoline.

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

Government Regulation

Piccolo System

Abaxis' Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act (the "Amendment"). The Company's current products are Class II devices requiring the submission of a 510(k) market notification to substantiate label claims prior to marketing. In its submission, the Company must, among other things, establish that the product to be marketed is "substantially equivalent" to a product that was on the market prior to the Amendment or to a product that has previously been cleared under the 510(k) process. The typical time for clearance of 510(k)'s can be from three months to over a year and the FDA must issue a written order finding substantial equivalence.

To date, Abaxis has received market clearance for its portable blood analyzer and 19 test methods from the FDA. Abaxis is currently and plans to continue developing additional tests that will require clearance through the FDA. The Company most recently received FDA clearance in April 2001 for the chloride test method. There can be no assurance that Abaxis will receive marketing clearance for any of its future products. The Amendment also requires the Company to manufacture its products in accordance with the cGMP and QSR, using facilities registered to manufacture the Company's products. The Company's facility is subject to periodic inspections by the FDA. In addition, the use of the Company's facilities may be regulated by various state agencies like the Food and Drug Branch (FDB). In May 2001, the Company received its new state license from the FDB, for its new location in Union City, California, which will allow the Company to ship human products. There can be no assurance that the Company will be able to maintain facility compliance with applicable requirements or regulations.

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

Third party payers can indirectly affect the pricing or the relative attractiveness of the Company's products by regulating the maximum amount of reimbursement they will provide for blood testing services. For example, the reimbursement of fees for blood testing services for Medicare beneficiaries is set by the HCFA. If the reimbursement amounts for blood testing services are decreased in the future, it may decrease the amount which physicians and hospitals are able to recover for such services and consequently the price the Company can charge for its products. If government and third party payers do not provide adequate coverage and reimbursement levels for use of the Company's products, the market acceptance of those products would be adversely affected.

VetScan DXS

The government regulations discussed above generally do not apply to the Company's VetScan DXS products in the US. Internationally, among the countries where the Company currently has established distribution arrangements, to the Company's knowledge, Japan is the only market where VetScan DXS products are subject to government approvals. In Japan, the Ministry of Agriculture, Forestry and Fishery regulates veterinary diagnostic devices, and thus the DXS System must be approved by such Ministry prior to being marketed in Japan. Teramecs, the Company's Japanese distributor, received such approval for the VetScan system in 1997.

In order to maintain high quality standards for all its products, the Company is using the same manufacturing facilities to manufacture all point-of-care blood chemistry analyzers whether they be for the Piccolo or VetScan system products and therefore is following the same manufacturing processes and procedures where practical.

Intellectual Property

The Company has pursued the development of a patent portfolio to protect its technology. As of June 2001, the Company has filed 24 United States patent applications. The following 22 patents have been issued:

Patent No.	Description	Issue Date

3,061,414	Apparatus and Method for Separating Cells from Biological Fluids-Japan	April 28, 2000

5,061,381	Apparatus and Method for Separating Cells from Biological Fluids	October 29, 1991

5,122,284	Apparatus and Method for Optically Analyzing Biological Fluids	June 16, 1992

5,173,193	Centrifugal Rotor Having Flow Partition	December 22, 1992

5,242,606	Sample Metering Port for Analytical Rotor Having Overflow Chamber	September 7, 1993

5,275,016	Cryogenic Apparatus	January 4, 1994

5,304,348	Reagent Container for Analytical Rotor	April 19, 1994

5,403,415	Method and Device for Ultrasonic Welding	April 4, 1995

5,409,665	Simultaneous Cuvette Filling with Means to Isolate Cuvettes	April 25, 1995

5,413,732	Reagent Compositions for Analytical Testing	May 9, 1995

5,457,053	Reagent Container for Analytical Rotor	October 10, 1995

5,472,603	Analytical Rotor with Dye Mixing Chamber	December 5, 1995

5,478,750	Methods for Photometric Analysis	December 26, 1995

5,518,930	Simultaneous Cuvette Filling with Means to Isolate Cuvettes	May 21, 1996

5,590,052	Error Checking in Blood Analyzer	December 31, 1996

5,591,643	Simplified Inlet Channels	January 7, 1997

5,599,411	Method and Device for Ultrasonic Welding	February 4, 1997

5,624,597	Reagent Compositions for Analytical Testing	April 29, 1997

5,693,233	Methods of Transporting Fluids Within An Analytical Rotor	December 2, 1997

5,776,563	Dried Chemical Compositions	July 7, 1998

5,998,031	Dried Chemical Compositions	December 7, 1999

6,265,531	Modified Siphons for Improved Metering Precision	May 22, 2001

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

Abaxis requires its employees, consultants and advisors to execute confidentiality agreements upon the commencement of an employment or consulting relationship with the Company. Each agreement provides that all confidential information developed or made known to the individual during the course of the relationship will be kept confidential and not disclosed to third parties except in specified circumstances. In the case of employees, the agreements provide that all inventions conceived by an individual shall be the exclusive property of the Company, other than inventions unrelated to the Company's business and developed entirely on the employee's own time. There can be no assurance; however, that these agreements will provide meaningful protection or adequate remedies for the Company's trade secrets in the event of unauthorized use or disclosure of such information.

Employees

The Company's success depends upon the continued contribution of its officers and key personnel, many of whom would be difficult to replace. If certain of these people were to leave the Company, the Company's ability to achieve its business objective might be impeded. As of March 31, 2001, the Company had a total of 124 full-time employees. Eleven employees, including two Ph.D's, continued to further the Company's research and development activities while also managing the manufacturing process development. Eighty-one employees worked in manufacturing operations devoting their time to manufacturing the VetScan DXS and Piccolo products as well as supporting development activities as necessary. Twenty-two employees, including one Ph.D, were selling and marketing the VetScan DXS and Piccolo products. The remaining ten employees worked in general administration to support the Company's administrative requirements. The Company also uses temporary help to assist in carrying out certain operational duties. As of March 31, 2001, the Company had 22 temporary employees with most of them assisting in manufacturing operations. None of the employees are covered by collective bargaining agreements and management considers its relations with employees to be good.

ITEM 2. PROPERTIES

The Company occupies approximately 91,124 square feet of office, research and development and manufacturing space in a building in Union City, California. The lease agreement is for ten years commencing January 2001 with an option to extend the lease for five additional years. The Company believes that its current facilities are suitable and adequate to meet its needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is not currently party to any material legal proceedings. However, the Company is involved in litigation in the normal course of business, which, in the opinion of management, the ultimate resolution will not have a material effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of security holders.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's initial public offering was completed in January 1992. From that date, the Company's common stock has been traded on the NASDAQ National Market under the symbol "ABAX".

The high and low prices for the Company's common stock during each quarter since April 1, 1999 are exhibited in the table below, as represented by the high and low daily trade closing sales prices as reported by NASDAQ:

Fiscal 2000	High	Low

First Quarter	$ 3.375	$ 1.750
Second Quarter	$ 4.750	$ 2.875
Third Quarter	$ 8.250	$ 4.125
Fourth Quarter	$11.000	$ 6.375

Fiscal 2001
First Quarter	$ 8.063	$ 5.500
Second Quarter	$ 6.688	$ 5.375
Third Quarter	$ 7.188	$ 4.813
Fourth Quarter	$ 6.063	$ 4.563

Fiscal 2002
First Quarter (through June 8, 2001)	$ 6.220	$ 2.688

As of June 8, 2001, there were 250 shareholders of record and approximately 4,800 beneficial shareholders. The terms of the Company's Series D Convertible Preferred Stock, which it issued in October and November 2000, prohibit Abaxis from paying dividends on or making distributions with respect to its common stock unless at the same time an equivalent dividend with respect to the Series D Convertible Preferred Stock is paid or declared and set apart for payment. Abaxis has never paid dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future. In addition, under the Company's debt agreements, it is restricted from paying dividends on its common stock and from paying dividends of more than $240,000 per annum to its preferred shareholders.

In October 2000 and November 2000, the Company sold 6,578 shares of Series D convertible preferred stock at $1,000 per share, resulting in net cash proceeds of $6,433,000. The Series D convertible preferred stock pays a semiannual cumulative dividend at 7%, is non-voting and automatically converts into 939,714 shares of common stock on October 3, 2006 and may be converted at the option of the holder at any time. The number of converted shares is determined by dividing the gross proceeds of the Series D convertible preferred stock by $7.00, the original conversion price of the Series D preferred stock, subject to adjustment for anti-dilution, stock splits and other certain events. The Company has filed a resale registration statement with the Securities and Exchange Commission covering the underlying common stock.

Each investor received warrants to purchase 50 shares of common stock for each preferred share acquired. The common stock warrants are exercisable at $7.00 per share through October 3, 2006. The portion of proceeds attributable to the value of such warrants of $1,418,000 was allocated to common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data of the Company is qualified by reference to and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.
Statement of Operations Data:	Years Ended March 31,
	2001	2000	1999	1998	1997

Product sales, net	$29,264,000	$23,090,000	$13,191,000	$12,052,000	$7,154,000
Developing and licensing revenue	237,000	140,000	156,000	135,000	140,000
Total revenues	29,501,000	23,230,000	13,347,000	12,187,000	7,294,000

Costs and operating expenses:
Cost of product sales	16,288,000	12,549,000	9,778,000	10,573,000	7,719,000
Selling, general and administrative	9,641,000	7,765,000	5,104,000	4,629,000	4,809,000
Research and development	3,458,000	3,534,000	2,627,000	1,635,000	1,315,000

Total costs and operating expenses	29,387,000	23,848,000	17,509,000	16,837,000	13,843,000

Income (loss) from operations	114,000	(618,000)	(4,162,000)	(4,650,000)	(6,549,000)

Interest and other income	140,000	187,000	183,000	370,000	360,000
Interest and other expense	(45,000)	(170,000)	(203,000)	(73,000)	--

Net income (loss) before income taxes	209,000	(601,000)	(4,182,000)	(4,353,000)	(6,189,000)

Income tax provision (benefit)	21,000	(24,000)	28,000	-	-

Net income (loss)	188,000	(577,000)	(4,210,000)	(4,353,000)	(6,189,000)

Preferred dividends and accretion	(1,648,000)	(151,000)	(99,000)	(880,000)	(1,406,000)

Net loss attributable to common
shareholders	$(1,460,000)	$(728,000)	$(4,309,000)	$(5,233,000)	$(7,595,000)

Basic and diluted net loss per share	$(0.09)	$ (0.05)	$ (0.31)	$ (0.44)	$ (0.72)

Shares used in computing basic and diluted per share amounts	15,994,438	14,295,748	13,794,450	11,920,202	10,502,646

Balance Sheet Data:	March 31,
	2001	2000	1999	1998	1997

Cash, cash equivalents, and short-term investments	$2,012,000	$2,049,000	$5,426,000	$5,897,000	$5,321,000

Working capital	7,254,000	4,019,000	5,828,000	5,752,000	6,825,000

Total assets	26,001,000	14,098,000	12,914,000	12,032,000	11,977,000

Long-term obligations, excluding current portion	1,634,000	878,000	889,000	263,000	--

Total shareholders' equity	15,495,000	7,237,000	7,530,000	7,883,000	9,358,000

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Abaxis, Inc. (the "Company") develops, manufactures and markets portable blood analysis systems for use in any patient-care setting to provide clinicians with rapid blood constituent measurements. The Company's primary products consist of a compact 6.9 kilogram analyzer and a series of single-use plastic disks called reagent discs that contain all the chemicals required to perform a panel of up to 12 tests. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma using either venous or fingerstick samples. The system provides test results in less than 15 minutes with the precision and accuracy equivalent to a clinical laboratory. The Company also markets a hematology analyzer ("VetScan HMT"), which provides a complete blood count ("CBC") including three-part white blood cell ("WBC") differential in less than 2 minutes and requires only 12 μ L of whole blood. It provides results for eight selectable species, plus two user configurable programs. The Company also markets one type of reagent kit with this analyzer. The Company currently markets this system for veterinary use under the name VetScan and in the human medical market under the name Piccolo. The Company markets the combination of the VetScan and the VetScan HMT under the name VetScan DXS.

In fiscal 2001, the Company's US revenues accounted for 85% of its total revenues versus 82% in fiscal 2000, and international revenues accounted for 15%, in fiscal 2001 versus 18% in fiscal 2000. The increase in US revenues reflects an increase of instrument shipments as well as higher consumption rates of reagent discs. The decrease in the share of the international revenue is due to a decrease in the European market. The European market decreased to 9% of total revenues in fiscal 2001 from 13% in fiscal 2000.

During the year ended March 31, 2001, the Company placed 1,926 point-of-care blood chemistry analyzers worldwide (a 20% increase from fiscal 2000 shipments of 1,602 point-of-care blood chemistry analyzers). The increase in instrument sales reflects higher unit shipments primarily in the United States. Reagent discs shipped during fiscal 2001 were approximately 1,313,000, an increase of 21% compared to fiscal 2000 shipments of approximately 1,084,000 reagent discs. Most (98%) of these reagent disc shipments were for veterinary applications. The increase in reagent disc shipments during fiscal 2001 is consistent with the Company's belief that there will be recurring reagent disc revenue as the Company's product lines mature. This growth is mostly attributable to the expanded installed base of VetScan DXS and higher consumption rates of institutional users. There can be no assurance growth in revenues or unit sales will continue or that the Company will be able to increase production to meet increased product demand.

Sales for any future periods are not predictable with a significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. The Company's expense levels, which are to a large extent fixed, are based in part on its expectations of future revenues. Accordingly the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would have an immediate materially adverse impact on operating results and financial condition. Until sales volume of the Company's products, particularly its reagent discs, increases significantly so as to offset associated fixed costs and to realize certain manufacturing economies of scale, the Company may experience further losses. The Company is currently preparing to enter clinical trials for phosphorous and magnesium. There is no assurance that the products will be successfully developed or that the FDA will approve the marketing application. The Company believes that period to period comparisons of its results of operations are not necessarily meaningful. There has been little or no impact on the Company's business due to inflation.

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

The Company continues to explore the application of its proprietary technology used to produce the dry reagents used in the reagent discs, called the Orbos Discrete Lyophilization Process, to other companies' products. This process allows the production of an accurate, precise amount of active chemical ingredients in the form of a soluble bead. The Company believes that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. The Company has contracts with Becton Dickinson Immunocytometry Systems and Pharmacia Biotech, Inc. to either supply products or license Orbos technology. The Company is currently working with other companies to determine potential suitability of the Orbos technology to these companies' products. As resources permit, the Company will pursue other development, licensing or manufacturing agreement opportunities for its Orbos technology with other companies. To date, revenues related to the Orbos technology have not been significant. There can be no assurances, however, that other applications will be identified or that additional agreements with the Company will result.

Results of Operations

Total Revenues

During fiscal 2001, the Company reported total revenues of $29,501,000, a $6,271,000 or 27% increase from fiscal 2000 total revenues of $23,230,000. Fiscal 2000 revenues increased $9,883,000 or 74% from fiscal 1999 total revenues of $13,347,000. Revenue increases in fiscal 2001 compared to fiscal 2000 were due to increased unit sales of VetScan DXS and reagent discs in the US. Revenue increases in fiscal 2000 compared to fiscal 1999 were due to increased unit sales of VetScan DXS and reagent discs in the US and Europe.

Total revenue in the US for fiscal 2001 was $25,162,000, a $6,125,000 or 32% increase from fiscal 2000 of $19,037,000. Total revenue in Europe for fiscal 2001 was $2,584,000, a $327,000 or 11% decrease from fiscal 2000 of approximately $2,911,000. Total revenue in Asia and Latin America was $1,755,000, a $473,000 or 37% increase from fiscal 2000 of $1,282,000. Although revenue increased in Asia and Latin America in fiscal 2001, it has not recovered to past levels of sales due to unfavorable currency and economic conditions. The Company does not expect revenues from Asia and Latin America to significantly recover in fiscal year 2002, if ever. The Company has shifted sales and marketing resources from the Asian and Latin American markets to the US and European markets in fiscal year 2001.

Total revenue in the US for fiscal 2000 was $19,037,000, a $7,858,000 or 70% increase from fiscal 1999 of $11,179,000. Total revenue in Europe for fiscal 2000 was $2,911,000, a $1,701,000 or 141% increase from fiscal 1999 of $1,210,000. Total revenue in Asia and Latin America in fiscal 2000 was $1,282,000, a $324,000 or 34% increase from fiscal 1998 of $958,000.

One customer accounted for 51%, 45% and 39% of total revenues for the years ended March 31, 2001, 2000 and 1999, respectively.

Product Sales, Net

During fiscal 2001, the Company reported net product sales of $29,264,000, a $6,174,000 or 27% increase from fiscal 2000 net product sales of $23,090,000. The change in net product sales was due to an increase of $3,070,000 in instrument sales, an increase of $3,453,000 in reagent sales and a decrease of $349,000 in other sales most of which was due to a reduction in Orbos sales. Most of the increases in fiscal 2001 were due to increased sales in the US. Fiscal 2000 net product sales increased $9,899,000 or 75% from fiscal 1999 net product sales of $13,191,000. The increase in net product sales was due to an increase of $6,466,000 in instrument sales, an increase of $3,632,000 in reagent sales and a decrease of $199,000 in other sales. Most of the increased sales in fiscal 2000 occurred in the US and in Europe.

Development and Licensing Revenue

During fiscal 2001, the Company reported development and licensing revenue of $237,000, a $97,000 or 69% increase from fiscal 2000. Fiscal 2000 development and licensing revenue decreased $16,000 from fiscal 1999 development and licensing revenue of $156,000. The fluctuations in revenue during fiscal years 2001, 2000 and 1999 is due to changes in our customers' use of the Company's Orbos technology.

Cost of Product Sales

Cost of product sales for the year ended March 31, 2001 was $16,288,000 or 56% of product sales, as compared to $12,549,000 or 54% of product sales in fiscal year 2000. In fiscal year 1999 cost of product sales was $9,778,000 or 74% of product sales. The increase in cost of product sales as a percent of revenue for the year ending March 31, 2001 as compared to the year ended March 31, 2000 was primarily due to the Company's manufacturing process being idle for six weeks during the third quarter of fiscal 2001, while the Company relocated to a larger facility with increased manufacturing capacity. This temporary shutdown of manufacturing cost the Company approximately $652,000. The decrease in cost of product sales as a percent of revenue for the year ending March 31, 2000 as compared to the year ended March 31, 1999 was primarily a function of continued increases in sales volume of reagent discs and lower unit costs resulting from improved manufacturing processes and absorption of fixed costs at the Company's old facility. The Company recently completed its construction of its new facility which gives the Company significant additional manufacturing capacity. There can no assurances that the Company will be able to fully utilize the capacity of this new facility.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $9,641,000 or 33% of total revenues in fiscal 2001 compared to $7,765,000 or 33% of total revenues in fiscal 2000, and $5,104,000 or 38% of total revenues in fiscal 1999. The increase in selling, general and administrative expenses of $1,876,000 or 24% in fiscal 2001, compared to fiscal 2000, is primarily the result of the Company's relocation, launch of new products and an increase in headcount. The Company incurred one time charges of $380,000 associated with the relocation to new facilities. The increase in selling, general and administrative expenses for fiscal 2000 as compared to fiscal 1999 of $2,661,000 or 52% is primarily the result of an increase in headcount.

The Company expects the dollar amount of selling, general and administrative expense to increase in fiscal 2002 from fiscal 2001 but decline as a percent of total revenue, to meet staffing and support demands associated with increased sales.

Research and Development Expense

The Company incurred research and development expenses of $3,458,000 in fiscal 2001 compared with $3,534,000 in fiscal 2000 and $2,627,000 in fiscal 1999. The $76,000 or 2% decrease in research and development expenses in fiscal 2001 compared to fiscal 2000 is the result of a decrease in headcount. The $907,000 or 35% increase in research and development expenses in fiscal 2000 compared to fiscal 1999 is primarily due to an investment in the chemistry development of the Metlyte 7 rotor, the bead sorter and bead dispenser and the development of the semi-autoline.

Research and development activities accounted for 12% of total revenues during fiscal 2001 as compared to 15% of total revenues during fiscal 2000 and 20% during fiscal 1999. The Company expects the dollar amount of research and development expenses to increase in fiscal 2002 from fiscal 2001 but remain the same as a percentage of total revenues, as the Company completes development and clinical trials of new test methods to expand its test menus as well as other development projects. There can be no assurance, however, that the Company will undertake such research and development activities in future periods or, if it does that such activities will be successful.

Interest and Other Income

Interest and other income totaled $140,000 in fiscal 2001 compared to $187,000 for fiscal 2000 and $183,000 in fiscal 1999. Interest and other income, for fiscal 2001, included approximately $54,000 of interest received for the Company's reagent rental program. Interest and other income, for fiscal 2000, also included $38,000 of currency gain, which was not incurred in fiscal 2001. Interest income has decreased over the last three years due to a decrease in average cash and cash equivalents available for investment.

Interest and Other (Expense)

The Company incurred interest expense of $40,000 on equipment and working capital loans during fiscal 2001, net of capitalized interest of $295,000, on the purchase and installation of the new automated disc production line and other manufacturing equipment in construction. The Company also incurred a currency loss of $5,000 during fiscal 2001. The Company incurred interest expense of $170,000 on equipment and working capital loans during fiscal 2000, net of capitalized interest of $236,000 on the purchase and installation of the new automated disc production line and other manufacturing equipment under construction related to its new facility. Included in interest expense, for fiscal 2000, was a cancellation fee of $43,000 related to the Company's termination of its previous line of credit. The Company incurred interest expense of $231,000 on an equipment loan and a working capital loan during fiscal 1999, net of capitalized interest of $67,000 on the purchase and installation of the new automated disk production line. The Company expects interest expense to increase in fiscal 2002 to meet working capital requirements associated with an increase in sales and the increase in borrowings in fiscal 2001 to finance the Company's new facilities capital needs.

Income Tax Provision (Benefit)

Income tax provision (benefit) totaled an expense of $21,000 in fiscal 2001 compared to a benefit of $(24,000) in fiscal 2000 and expense of $28,000 in fiscal 1999. Income tax expense in fiscal 2001 primarily represents taxes on the portion of taxable income for which net operating loss carryforwards could not be utilized under the federal alternative minimum tax rules. The income tax benefit recorded in fiscal 2000 related to a tax refund received due to an overpayment of estimated state taxes in fiscal 1999.

Liquidity and Capital Resources

As of March 31, 2001, the Company had $2,012,000 in cash and cash equivalents. The Company expects to incur substantial additional costs to support its future operations, including further commercialization of its products and development of new test methods that will allow the Company to further penetrate the human diagnostic market; acquisition of capital equipment for the Company's manufacturing facilities, which includes the ongoing costs related to continuing development of its current and future products; completion of development and implementation of an automated manufacturing line to provide capacity for increased commercial volumes; and additional pre-clinical testing and clinical trials for its current and future products.

Net cash used in operating activities during fiscal 2001 was $2,704,000 compared to $1,653,000 in fiscal 2000 and $4,891,000 during fiscal 1999. The increase in net cash used in operating activities in fiscal 2001 compared to fiscal 2000 was due primarily to decreases in accrued payroll and related expenses, warranty reserve, other accrued liabilities and deferred rent and increases in inventory, trade receivables, prepaid expenses and deposits and other assets. The increase in inventory was mainly due to an increase in Piccolo inventory for orders which did not materialize. In anticipation of expected Piccolo orders from the military and overseas, the Company built a surplus of instruments in the third quarter, with the knowledge that the Company would not be able to build the instruments until the new facility was FDA certified. The increase in trade receivables was due to increased sales. These uses in cash were partially offset by a change from net loss to net income, and an increase in accounts payable and deferred revenue. The decrease in net cash used in operating activities in fiscal 2000 compared to fiscal 1999 was primarily due to a decrease in net loss by $3,633,000.

Net cash used in investing activities for fiscal 2001 was $5,914,000 as compared to net cash used of $2,009,000 for fiscal 2000 and $3,278,000 net cash provided by investing activities for fiscal 1999. The increase in net cash used from fiscal 2000 to fiscal 2001 is due to an increase in purchases of property and equipment in connection with the Company's new facility. The change from net cash provided in fiscal 1999 to net cash used in 2000 was due primarily to an increase in purchases of property and equipment in fiscal 2000 and a reduction in maturities of available-for-sale securities from fiscal 1999.

Net cash provided by financing activities for fiscal 2001 was $8,581,000 as compared to $285,000 for fiscal 2000 and $5,338,000 for fiscal 1999. Cash provided by financing activities for fiscal 2001 is primarily the result of net cash proceeds from the issuance of preferred stock of $6,433,000, proceeds from the exercise of stock options and warrants of $1,077,000, proceeds of borrowings under a line of credit and equipment financing arrangements, net of repayments, of $1,071,000. Cash provided by financing activities for fiscal 2000 is primarily the result of proceeds of borrowings under a line of credit and equipment financing, net of repayments, of $133,000 and net cash proceeds from the issuance of common stock of $152,000. Cash provided by financing activities for fiscal 1999 was primarily the result of net proceeds from the issuance of preferred stock of $3,581,000, proceeds of borrowings under a line-of-credit and equipment financing arrangements, net of repayments, of $1,741,000 and proceeds of $16,000 from the exercise of stock options.

In October 2000 and November 2000, the Company sold 6,578 shares of Series D convertible preferred stock at $1,000 per share, resulting in net cash proceeds of $6,433,000. The Series D convertible preferred stock is non-voting and requires a semiannual cumulative dividend at 7%, payable in cash or shares of common stock at the Company's election. The Series D Convertible Preferred Stock automatically converts into 939,714 shares of common stock on October 3, 2006, subject to adjustment for anti-dilution, stock splits and other certain events, and may be converted at the option of the holder at any time.

Each investor received warrants to purchase 50 shares of common stock for each preferred share acquired. The common stock warrants are exercisable at $7.00 per share through October 3, 2006. The portion of proceeds attributable to the value of such warrants of $1,418,000 was allocated to common stock. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: contractual life of six years, volatility of 84.2%, risk free interest rate of 5.45% and no dividends during the contractual term. In conjunction with this preferred stock transaction, 377,500 fully vested warrants were issued to advisors for services at prices ranging from $6.00-$7.00 per share. The value of these warrants of $1,802,000 was recorded as a stock issuance cost and was determined using the Black-Scholes option pricing model with assumptions substantially consistent with those used for valuing the warrants issued to investors.

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

During fiscal 2001, the Company refinanced its existing line of credit and equipment financing loans. The new line of credit provides for borrowings of up to $5,000,000. Under this new line of credit agreement, $3,750,000 is collateralized by the Company's domestic receivables and $1,250,000 is collateralized by its foreign receivables. Of the $3,750,000 domestic line of credit, $820,000 was committed to secure the letter of credit for the new building lease and another $200,000 was committed to secure other miscellaneous items. The line of credit bears interest at the prime rate (8.0% at March 31, 2001) plus 1.0% and is payable monthly, and expires in September 2001. At March 31, 2001 the amount outstanding under the line of credit was $1,771,000 and $3,229,000 was available for additional borrowings.

The line of credit and equipment financing agreements contain certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among others, is a requirement that the Company have a minimum net profit of $1.00 for each quarter and liquidity coverage, as defined, of not less than 2.00 to 1.00 along with a minimum of six months net cash losses, as defined. Additionally, the Company is restricted from paying dividends on any of its outstanding stock, except for dividends of up to $240,000 annually to its preferred shareholders. At March 31, 2001, the Company was not in compliance with one of these covenants. However, the Company has received a waiver from the bank related to this event of noncompliance.

Equipment financing loans outstanding at March 31, 2001 and 2000 totaled $1,653,000 and $576,000, respectively. Of the balance at March 31, 2001, $653,000 bears interest at the prime rate plus 1.5% and is payable in monthly installments of principal and interest totaling approximately $38,000 through November 2002. The remaining balance of $1,000,000 bears interest at the prime rate plus 1.6% and is payable in monthly installments of principal and interest totaling approximately $36,000 through March 2004.

The net book value of assets pledged as collateral under the line of credit and equipment financing loans totaled $4,827,000 and $2,447,000 at March 31, 2001 and 2000, respectively.

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

New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board, (the "FASB"), issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS 133, as amended, effective April 1, 2001. The adoption of SFAS 133, as amended, did not have a significant impact on the financial position, results of operations or cash flows of the Company as the Company had no stand-alone or embedded derivatives at March 31, 2001 and had not historically entered into any derivative transactions to hedge currency or other exposures.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101, as amended, was effective for the Company in the fourth quarter of fiscal 2001 and clarified the staff's views in applying accounting principles generally accepted in the United States of America relating to revenue recognition in financial statements. The requirements of SAB No. 101 did not have a significant impact on the Company's financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. The Company has adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements as of March 31, 2001. The Company is currently evaluating the impact of adopting the remaining provisions of SFAS No. 140, which will be effective for transactions entered into after March 31, 2001.

In November 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" which addresses the recognition, measurement, and income statement classification for certain sales incentives offered voluntarily by a vendor without charge to customers. EITF Issue No. 00-14 was effective for the Company in the fourth quarter of 2001. As a result of its application, the Company has reclassified sellling expenses related to products given to customers at no charge from selling, general and administrative expenses to cost of product sales for fiscal years ending March 31, 2001, 2000 and 1999 in the amounts of approximately $430,000, $408,000 and $248,000, respectively.

RISK FACTORS

The future events that we describe in these risk factors involve risks and uncertainties, among them are risks and uncertainties related to:

    the market acceptance of our products;
    our continuing development of our products;
    obtaining required Food and Drug Administration clearance and other federal, state and local government approvals;

    the manufacture and distribution of our products on a commercial scale general market conditions; and

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

WE ARE NOT CONSISTENTLY PROFITABLE; WE MUST INCREASE SALES OF OUR PICCOLO AND VETSCAN DXS PRODUCTS TO MAINTAIN CONSISTENT PROFITABILITY

Since our formation in 1989 and through March 31, 2001, we have had four profitable quarters before preferred dividends and accretion, not all of which occurred in fiscal 2001. Although we realized net income before dividends in fiscal 2001, there can be no assurance that we will experience profitability in the future. As of March 31, 2001, we have incurred cumulative net losses of approximately $62 million. Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our VetScan DXS and Piccolo products. Increasing our sales volume of our products will depend upon our ability to:

    continue to develop our products;
    increase our sales and marketing activities;

    increase our manufacturing activities; and

    effectively compete against current and future competitors.

We cannot assure you that we will be able to successfully increase our sales volumes of our products to achieve sustained profitability.

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

WE MAY NEED ADDITIONAL FUNDING IN THE FUTURE AND THESE FUNDS MAY NOT BE AVAILABLE TO US

We believe that our existing capital resources, bank and equipment financing loans and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through fiscal year 2002, although no assurances can be given. We will need additional funds, however, if we do not achieve anticipated revenues, from the sale of our Piccolo and VetScan DXS products. In addition, we expect to incur substantial additional costs to support our future operations, including:

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

WE HAVE LIMITED MARKETING AND DISTRIBUTION EXPERIENCE AND FEW RESOURCES TO DEVOTE TO MARKETING AND DISTRIBUTION

We have been marketing our VetScan System products for less than six years in the veterinary diagnostic market, and we have less than five years in marketing the Piccolo System in the human diagnostic market. We have only recently begun marketing our VetScan HMT products in the veterinary diagnostic market. Accordingly, we have very limited marketing and distribution experience, especially in the human diagnostic market. Further, we have limited resources to devote to marketing and distribution, particularly in the human diagnostic market. In particular, we have only twenty full-time sales personnel involved in our sales and marketing activities. While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals. If we are to increase our sales, we will need to increase the size of our sales force. However, we may be constrained from growing our sales force by our financial resources and the availability of qualified sales personnel. This means that we may not be able to build an effective sales and marketing organization, or we may not be able to establish an extensive and effective distribution network. We cannot assure you that:

    we will be able to scale our sales and marketing organization;

    we will be able to establish and maintain effective distribution arrangements;
    any distribution arrangements that we are able to establish will be successful in marketing our products; or

    the costs associated with marketing and distributing our products will not be excessive.

OUR INTERNATIONAL SALES EFFORTS ARE CHARACTERIZED BY A HIGH DEGREE OF DISTRIBUTOR TURNOVER

Although we have established some international distributors, we have limited experience and resources in marketing and distributing our products in international markets. Moreover, we have experienced a high degree of turnover among our international distributors. This high degree of turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo System and VetScan DXS products internationally.

WE NEED TO DEVELOP ADDITIONAL REAGENT DISCS FOR THE HUMAN DIAGNOSTIC MARKET IF WE ARE TO COMPETE IN THAT MARKET

We have developed a blood analysis system that consists of a portable blood analyzer and single-use reagent discs. Each reagent disc performs a series of standard blood tests. We believe that it is necessary to develop additional series of reagent discs with various tests for use with the Piccolo and VetScan DXS. Currently, we have primarily developed reagent discs suitable for the veterinary diagnostic market. In order to be competitive in the more lucrative human diagnostic market, we need to develop additional reagent discs that include certain standard tests for which the medical community receives reimbursements from third party payors such as HMOs and Medicare. The tests that we need to develop to compete in the human diagnostic market are the lipid tests, which include HDL and triglycerides. The Company is preparing to enter clinical trials for phosphorous and magnesium. We may not be able to develop these new reagent discs on a timely and cost effective basis. Also, we may not be able to obtain regulatory clearance for these new reagent discs. Further, even if we gain regulatory approval, we may not be able to successfully manufacture or market the reagent discs. Our failure to meet one or more of these challenges will materially adversely affect our operating results and financial condition.

WE RELY ON DISTRIBUTORS TO SELL OUR PRODUCTS; WE RELY ON SOLE DISTRIBUTOR ARRANGEMENTS IN A NUMBER OF COUNTRIES

We distribute our products primarily through distributors. As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We have a number of distributors in the United States who distribute our VetScan DXS products, although one of these distributors has accounted for a majority of our sales in the United States to date. We believe that our future growth depends on the efforts of these distributors. If one of our distributors were to stop selling our products, we may not be able to replace it. Further, many of our distributors may carry our competitors' products, and may promote our competitors' products over our own products. Finally, we do not have at this time distribution partners in the United States who distribute our products for the human diagnostic market. We currently have exclusive distribution agreements in Argentina, Australia, Austria, France, Germany, Greece, Hong Kong, Italy, Japan, Korea, Mexico, New Zealand, Norway, Portugal, Spain, Switzerland, Turkey and the United Kingdom.

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

WE COMPETE WITH LARGER, BETTER ESTABLISHED ENTITIES SUCH AS HOSPITALS AND COMMERCIAL LABORATORIES

Blood analysis is a well established field in which there are a number of competitors that have substantially greater financial resources and larger, more established marketing, sales and service organizations than we do. We compete with the following organizations:

    commercial clinical laboratories;
    hospitals' clinical laboratories; and
    manufacturers of bench top multi-test blood analyzers and other testing systems that health care providers can use "on-site."

We may not be able to compete with these organizations or their products or with future organizations or future products.

Historically, hospitals and commercial laboratories perform the most human medical testing, and commercial laboratories perform the most veterinary medical testing. Our products compete with the commercial and hospital laboratories with respect to:

    range of tests offered;
    the immediacy of results;
    cost effectiveness;
    ease of use; and
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

WE ARE SUBJECT TO NUMEROUS GOVERNMENTAL REGULATIONS

Need for FDA Certification for Our Medical Device Products

Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration. The FDA classified our initial Piccolo products as "Class II" devices. Class II devices require us to submit to the FDA a pre- market notification form or 510(k). The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing. In our 510(k) notification, we must, among other things, establish that the product we plan to market is "substantially equivalent" to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) to a product that the FDA has previously cleared under the 510(k) process. The FDA review process of a 510(k) notification can last anywhere from three months to over year, and the FDA must issue a written order finding "substantial equivalence" before a company can market a medical device. To date, we have received market clearance from the FDA for our Piccolo System and 19 reagent tests that we have on five reagent discs. We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures. These new test products are crucial for our success in the human diagnostic market. If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

Need to Comply with Manufacturing Regulations

The 1976 Medical Device Amendment also requires us to manufacture our Piccolo products in accordance with Good Manufacturing Practices guidelines. Current Good Manufacturing Practice requirements are set forth in the quality system regulation. These requirements regulate the methods used in, and the facilities and controls used for, the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use. Our manufacturing facility is subject to periodic audits. In addition, various state regulatory agencies may regulate the manufacture of our products. For example, we have obtained a license from the State of California to manufacture our products. In September 1996, the FDA granted our manufacturing facility "in compliance" status, based on the regulations for Good Manufacturing Practices for medical devices. We are scheduled for inspection by the FDA and the State of California on a routine basis, typically once every 24 months. The most recent inspection was by the State of California in April 2001 with licensing for the new Union City facility granted in early May 2001. We cannot assure you that we will successfully pass a re-inspection by the FDA or the State of California. In addition, we cannot assure you that we can comply with all current or future government manufacturing requirements and regulations. If we are unable to comply with the regulations, or if we do not pass routine inspections, our business and results of operations will be materially adversely affected.

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

WE RELY ON PATENTS AND OTHER PROPRIETARY INFORMATION, THE LOSS OF ANY OF WHICH WOULD NEGATIVELY AFFECT OUR BUSINESS

As of March 31, 2001, we have filed 24 patent applications in the United States and have been issued 22 patents. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications in secrecy until it issues the patents and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.

In addition, we may need to license or circumvent certain patents to produce our products. Moreover, we may have to participate in interference proceedings, which are proceedings in front of the U.S. Patent and Trademark Office, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

Although we have not had infringement claims filed against us to date, we may in the future be sued by third parties that claim that our products violate their intellectual property rights. We may not be successful in defending ourselves against such claims. Even if we were successful, the defense of such claims would be expensive and would divert management's focus away from running our business. Consequently, any infringement claim, even if without merit, could adversely affect our business.

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

WE ARE SUBJECT TO PRODUCT LIABILITY CLAIMS AND WE MAY NOT HAVE SUFFICIENT PRODUCT LIABILITY INSURANCE

Our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of human medical products. We currently maintain product liability insurance. We believe that this insurance is adequate for our needs, taking into account the risks involved and cost of coverage. However, our product liability insurance may be insufficient to cover potential liabilities. Furthermore, in the future the coverage that we require may be unavailable on commercially reasonable terms, if at all. Even with our current insurance coverage, a product liability claim or recall could materially adversely affect our business or our financial condition.

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

PROLONGED POWER OUTAGES OR SHORTAGES CAN NEGATIVELY AFFECT OUR BUSINESS

Prolonged electrical power outages or shortages could harm our business. Our Union City, California facility is susceptible to regional electrical power shortages and planned or unplanned power outages caused by these shortages. We attempt to limit exposure to power outages by using backup generators and power supplies, however, these remedies will not provide all our energy needs. During the past several months, California's power administrators have frequently instituted or have come close to instituting rolling blackouts. The state government is taking actions to attempt to resolve the problems; however, there can be no assurance that the energy problems will be resolved and that further disruptions will be avoided, especially during the upcoming summer months which typically have higher electricity demands. Notwithstanding these efforts, many experts anticipate that a viable solution to the energy crisis may take several years. Continued problems with power supply in California could have a material adverse impact upon our operations and our financial position and results of operations.

OUR STOCK PRICE IS HIGHLY VOLATILE AND INVESTING IN OUR STOCK INVOLVES A HIGH DEGREE OF RISK

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. The following factors may affect the market price of our common stock:

    fluctuation in the Company's operating results;
    announcements of technological innovations or new commercial products by us or our competitors;
    changes in governmental regulation;
    prospects and proposals for health care reform;
    governmental or third party payors' controls on prices that our customers may pay for our products;

    developments or disputes concerning patent or our other proprietary rights;
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

In fiscal 2001, the accounts receivable line of credit annual interest expense is based on 1.0% over the prime rate. An increase in the prime rate would expose the Company to higher interest expenses. The balance on the line of credit was $1,771,000 as of March 31, 2001. For each 1% increase in the prime rate, the Company would pay approximately $4,400 of additional interest expense each quarter. In fiscal 2000, the annual interest expense was also based on 1.0% over the prime rate. The balance on the line of credit was $1,271,000 at the end of fiscal 2000. For each 1% increase in the prime rate, the Company would have increased interest expense for each quarter by approximately $3,200.

The long-term debt annual interest expense is based on 1.5% and 1.6% over the prime rate, respectively, for each of the equipment loans. An increase in interest rates would have exposed the Company to higher interest expenses. The balances on the long-term loans were $653,000 and $1,000,000, respectively, for each of the equipment loans, as of March 31, 2001. For each 1% increase in interest rate, the Company would have paid a total of approximately $4,100 of additional interest expense each quarter. In fiscal 2000, the monthly interest expense was based on an interest rate of 1.5% over the prime rate. The balance on the long-term debt was $1,045,000 at the end of fiscal 2000. For each 1% increase in the prime rate, the Company would have increased interest expense for each quarter by approximately $2,600.

The Company sells the VetScan to MELET priced in Euros. The Company does not hedge this risk. There was no amount owed by MELET at March 31, 2001.

As a matter of policy, the Company does not currently enter into transactions involving derivative financial instruments. In the event the Company does enter into such transactions in the future, such items will be accounted for in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", in which case the Company will formally document all relationships between hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking such hedge transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Abaxis, Inc.:

We have audited the accompanying balance sheets of Abaxis, Inc. (the "Company") as of March 31, 2001 and 2000 and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
April 26, 2001

ABAXIS, INC

BALANCE SHEETS

                                                               March 31,
                                                       --------------------------
                                                           2001          2000
                                                       ------------  ------------
                            Assets
Current assets:
  Cash and cash equivalents .......................   $  2,012,000  $  2,049,000
  Trade and other receivables (net of allowance
    for doubtful accounts of $357,000 in 2001
    and $466,000 in 2000) .........................      7,560,000     5,100,000
  Interest receivable .............................          2,000         8,000
  Inventories .....................................      6,146,000     2,725,000
  Prepaid expenses ................................        406,000       120,000
                                                       ------------  ------------
           Total current assets ...................     16,126,000    10,002,000
Property and equipment - net ......................      9,455,000     3,941,000
Deposits and other assets .........................        420,000       155,000
                                                       ------------  ------------
Total assets ......................................   $ 26,001,000  $ 14,098,000
                                                       ============  ============
            Liabilities and Shareholders' Equity
Current liabilities:
  Borrowings under line of credit..................   $  1,771,000  $  1,271,000
  Accounts payable ................................      3,622,000     1,029,000
  Dividend payable ................................        230,000            --
  Accrued payroll and related expenses ............        965,000     1,625,000
  Other accrued liabilities .......................        388,000       448,000
  Warranty reserve ................................        240,000       460,000
  Deferred rent ...................................         41,000        15,000
  Deferred revenue ................................        764,000       719,000
  Current portion of capital lease obligations.....        117,000        24,000
  Income taxes payable ............................          9,000            --
  Current portion of long-term debt ...............        725,000       392,000
                                                       ------------  ------------
           Total current liabilities ..............      8,872,000     5,983,000
                                                       ------------  ------------

Capital lease obligation, less current portion.....        588,000        41,000
Long-term debt, less current portion...............        928,000       653,000
Long-term commission obligation, less
   current portion.................................        118,000       184,000
                                                       ------------  ------------
           Total non-current liabilities...........      1,634,000       878,000
                                                       ------------  ------------

Commitments and contingencies (Note 6)

Shareholders' equity:
  Convertible preferred stock, no par value:
    authorized shares - 5,000,000; issued and
    outstanding shares - 6,578 in 2001 and
    none in 2000 ..................................      3,213,000            --
  Common stock, no par value: authorized shares -
    35,000,000; issued and outstanding shares -
    16,102,451 in 2001 and 15,695,391 in 2000 .....     74,453,000    68,005,000
  Deferred compensation ...........................        (16,000)      (73,000)
  Accumulated deficit .............................    (62,155,000)  (60,695,000)
                                                       ------------  ------------
           Total shareholders' equity .............     15,495,000     7,237,000
                                                       ------------  ------------
Total liabilities and shareholders' equity ........   $ 26,001,000  $ 14,098,000
                                                       ============  ============

See notes to financial statements

ABAXIS, INC

STATEMENTS OF OPERATIONS

                                                  Years Ended March 31,
                                        -------------------------------------
                                           2001         2000         1999
                                        -----------  -----------  -----------
Product sales, net ..................  $29,264,000  $23,090,000  $13,191,000
Development and licensing revenue....      237,000      140,000      156,000
                                        -----------  -----------  -----------
Total revenues ......................   29,501,000   23,230,000   13,347,000
                                        -----------  -----------  -----------
Costs and operating expenses:
  Cost of product sales..............   16,288,000   12,141,000    9,530,000
  Research and development ..........    3,458,000    3,534,000    2,627,000
  Selling, general and
    administrative ..................    9,641,000    8,173,000    5,352,000
                                        -----------  -----------  -----------
Total costs and operating expenses ..   29,387,000   23,848,000   17,509,000
                                        -----------  -----------  -----------
Income (loss) from operations .......      114,000     (618,000)  (4,162,000)
Interest and other income ...........      140,000      187,000      183,000
Interest and other expense ..........      (45,000)    (170,000)    (203,000)
                                        -----------  -----------  -----------
Net income (loss) before income
  taxes..............................      209,000     (601,000)  (4,182,000)
Income tax provision (benefit).......       21,000      (24,000)      28,000
                                        -----------  -----------  -----------
Net income (loss) ...................      188,000     (577,000)  (4,210,000)
Preferred dividends and accretion ...   (1,648,000)    (151,000)     (99,000)
                                        -----------  -----------  -----------
Net loss attributable to
  common shareholders ...............  $(1,460,000) $  (728,000) $(4,309,000)
                                        ===========  ===========  ===========

Basic and diluted loss per share ....  $     (0.09) $     (0.05) $     (0.31)
                                        ===========  ===========  ===========

Shares used in computing
   basic and diluted per
   share amounts ....................   15,994,438   14,295,748   13,794,450
                                        ===========  ===========  ===========

See notes to financial statements

ABAXIS, INC

STATEMENTS OF SHAREHOLDERS' EQUITY

                                            Convertible Preferred
                                                    Stock              Common Stock       Deferred                    Total
                                          --------------------- ------------------------  Compensa-  Accumulated   Shareholders'
                                           Shares     Amount      Shares       Amount       tion       Deficit       Equity
                                          --------  ----------- -----------  -----------  ---------  ------------  -----------
Balances at April 1, 1998 ...............   2,623  $ 2,429,000  12,187,620  $61,112,000  $      --  $(55,658,000) $ 7,883,000
Common stock option exercises ...........      --           --      33,908       16,000         --            --       16,000
Issuance of common stock for services ...      --           --      77,823      159,000         --            --      159,000
Issuance of Series C preferred stock,
  net of issuance costs of $419,000......   4,000    3,581,000          --           --         --            --    3,581,000
Preferred stock dividends payable .......      --           --          --           --         --       (88,000)     (88,000)
Accretion of preferred stock ............      --       11,000          --           --         --       (11,000)          --
Conversion of Series B preferred
  stock into common stock ...............  (2,623)  (2,440,000)  1,658,629    2,440,000         --            --           --
Non-employee options and warrants........      --           --          --      217,000   (217,000)           --           --
Amortization of deferred stock
  compensation...........................      --           --          --           --    189,000            --      189,000
Net loss ................................      --           --          --           --         --    (4,210,000)  (4,210,000)
                                          --------  ----------- -----------  -----------  ---------  ------------  -----------
Balances at March 31, 1999 ..............   4,000    3,581,000  13,957,980   63,944,000    (28,000)  (59,967,000)   7,530,000
Common stock option exercises ...........      --           --      47,247      152,000         --           --       152,000
Preferred stock dividends payable .......      --           --          --           --         --      (151,000)    (151,000)
Conversion of Series C preferred
  stock into common stock ...............  (4,000)  (3,581,000)  1,600,000    3,581,000         --            --           --
Conversion of dividends payable
  stock into common stock ...............      --           --      90,164      239,000         --            --      239,000
Non-employee stock compensation..........      --           --          --       17,000    (17,000)           --           --
Revaluation of non-employee options
  and warrants...........................      --           --          --       72,000    (72,000)           --           --
Amortization of deferred stock
  compensation...........................      --           --          --           --     44,000            --       44,000
Net loss ................................      --           --          --           --         --      (577,000)    (577,000)
                                          --------  ----------- -----------  -----------  ---------  ------------  -----------
Balances at March 31, 2000 ..............      --           --  15,695,391   68,005,000    (73,000)  (60,695,000)   7,237,000
Common stock issued:
   Option exercises......................      --           --     236,456      777,000         --            --      777,000
   Warrant exercises.....................      --           --     133,727      300,000         --            --      300,000
   Retirement plan.......................      --           --      36,877      208,000         --            --      208,000
Common stock warrants issued
  for services...........................      --           --          --      448,000         --            --      448,000
Series D convertible preferred
  stock issuance:
   Cash proceeds, net of cash
    issuance costs of $145,000 and
    proceeds allocated to common
    stock warrants.......................   6,578    5,015,000          --           --         --            --    5,015,000
   Proceeds allocated to common
    stock warrants.......................      --           --          --    1,418,000         --            --    1,418,000
   Non cash issuance costs - common
    stock warrants issued to advisors....      --   (1,802,000)         --    1,802,000         --            --           --
   Beneficial conversion feature, net
    of deemed dividend and accretion.....      --           --          --    1,418,000         --    (1,418,000)          --
Accrued dividends on Series D
  convertible preferred stock............      --           --          --           --         --      (230,000)    (230,000)
Revaluation of non-employee options
  and warrants granted prior to
  fiscal 2001............................      --           --          --       63,000    (63,000)           --           --
Amortization of deferred compensation....      --           --          --           --    120,000            --      120,000
Compensation expense for non-employee
  options granted in fiscal 2001.........      --           --          --       14,000         --            --       14,000
Net income...............................      --           --          --           --         --       188,000      188,000
                                          --------  ----------- -----------  -----------  ---------  ------------  -----------
Balances at March 31, 2001...............   6,578  $ 3,213,000  16,102,451  $74,453,000  $ (16,000) $(62,155,000) $15,495,000
                                          ========  =========== ===========  ===========  =========  ============  ===========

See notes to financial statements

ABAXIS, INC

STATEMENTS OF CASH FLOWS

                                                   Years Ended March 31,
                                          -------------------------------------
                                             2001         2000         1999
                                          -----------  -----------  -----------
Operating activities:
  Net loss ............................. $   188,000  $  (577,000) $(4,210,000)
  Adjustments to reconcile net loss to
    net cash used in operating
    activities:
    Depreciation and amortization ......   1,345,000      656,000      709,000
    Common stock issued for services
      and employee benefit plans             208,000           --      159,000
    Amortization of deferred
     compensation.......................     134,000       44,000      189,000
    Changes in assets and liabilities:
      Trade receivables ................  (2,460,000)  (2,369,000)    (801,000)
      Interest receivable ..............       6,000       (8,000)     130,000
      Inventories ......................  (3,421,000)    (792,000)    (402,000)
      Prepaid expenses .................    (286,000)     113,000      (83,000)
      Deposits and other assets ........     (85,000)     (82,000)      12,000
      Accounts payable .................   2,593,000      (58,000)    (423,000)
      Accrued payroll and related
        expenses .......................    (660,000)   1,052,000     (196,000)
      Warranty reserve and other
        accrued liabilities and
        deferred rent ..................    (254,000)    (277,000)      33,000
      Deferred revenue .................      45,000      461,000       (8,000)
      Income taxes payable .............       9,000           --           --
      Long-term commission obligations..     (66,000)     184,000           --
                                          -----------  -----------  -----------
        Net cash used in operating
          activities ...................  (2,704,000)  (1,653,000)  (4,891,000)
                                          -----------  -----------  -----------
Investing activities:

  Purchase of property and equipment ...  (5,914,000)  (2,009,000)    (918,000)
  Purchase of available-for-sale
    securities .........................          --           --   (1,474,000)
  Maturities of available-for-sale
    securities .........................          --           --    5,670,000
                                          -----------  -----------  -----------
        Net cash provided by (used in)
          investing activities .........  (5,914,000)  (2,009,000)   3,278,000
                                          -----------  -----------  -----------
Financing activities:
  Proceeds from equipment financing ....   1,000,000    1,176,000    1,472,000
  Repayment of equipment financing .....    (392,000)  (1,626,000)    (414,000)
  Borrowings under line-of-credit ......     500,000      588,000      683,000
  Repayment of capital lease obligations     (37,000)      (5,000)          --
  Net cash proceeds from issuance of
    preferred stock ....................   6,433,000           --    3,581,000
  Exercise of common stock options......     777,000      152,000       16,000
  Exercise of common stock warrants.....     300,000           --           --
                                          -----------  -----------  -----------
        Net cash provided by financing
           activities ..................   8,581,000      285,000    5,338,000
                                          -----------  -----------  -----------
Net increase (decrease) in cash and
  cash equivalents .....................     (37,000)  (3,377,000)   3,725,000
Cash and cash equivalents at
  beginning of year ....................   2,049,000    5,426,000    1,701,000
                                          -----------  -----------  -----------
Cash and cash equivalents at end
  of year .............................. $ 2,012,000  $ 2,049,000  $ 5,426,000
                                          ===========  ===========  ===========
Supplemental disclosures of cash
 flow information:
  Cash paid for interest, net of
    interest capitalized................ $    19,000  $   161,000  $   231,000
                                          ===========  ===========  ===========

  Taxes paid............................ $    10,000  $   (24,000) $    28,000
                                          ===========  ===========  ===========
Noncash financing activities -
  Preferred stock dividends and
    accretion .......................... $ 1,648,000  $   151,000  $    99,000
                                          ===========  ===========  ===========

  Conversion of preferred stock and
    related dividends payable into
    common stock........................ $        --  $ 3,820,000  $ 2,440,000
                                          ===========  ===========  ===========

  Warrants issued for services and
    issuance costs...................... $ 2,250,000  $        --  $        --
                                          ===========  ===========  ===========

  Tenant improvements financed by
    leasing company..................... $   456,000  $        --  $        --
                                          ===========  ===========  ===========

  Capital lease obligations incurred
    in connection with acquisition
    of fixed assets..................... $   677,000  $    70,000  $        --
                                          ===========  ===========  ===========

See notes to financial statements

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2001, 2000 AND 1999

1. Organization and Summary of Significant Accounting Policies

Abaxis, Inc. ("the Company") was incorporated in California in 1989 and develops, manufactures and markets portable blood analysis systems for use in any patient care setting to provide clinicians with rapid blood constituent measurements.

Use of Estimates in Preparation of Financial Statements - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include the allowance for doubtful accounts receivable, certain accruals, warranty reserves, inventory reserves and a valuation allowance for deferred tax assets. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties - The Company operates in a dynamic industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a negative effect on the Company in terms of its future financial position and results of operations: ability to obtain additional financing; regulatory changes; uncertainty regarding health care reforms; fundamental changes in the technology underlying blood testing; the ability to develop new products that are accepted in the marketplace; competition, including, but not limited to pricing and products or product features and services; litigation or other claims against the Company; the adequate and timely sourcing of inventories; and the hiring, training and retention of key employees.

Cash Equivalents - Cash equivalents consist primarily of money market accounts and short-term financial instruments with original maturities of less than 90 days from the date of acquisition that are readily convertible into cash.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consists primarily of cash, cash equivalents and accounts receivable. Cash and cash equivalents consist primarily of interest-bearing accounts placed with high quality financial institutions and are regularly monitored by management. The Company sells its products primarily to organizations in the United States, Japan and Europe. The Company monitors the credit status of its customers on an ongoing basis and generally does not require its customers to provide collateral for purchases on credit. The Company maintains allowances for potential bad debt losses. At March 31, 2001, one customer accounted for 50% of accounts receivable and another customer accounted for 11% of accounts receivable. At March 31, 2000, one customer accounted for 46% of accounts receivable.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the assets (two to five years). Leasehold improvements are amortized over the shorter of the estimated useful lives or the related lease term. During the fiscal years ended March 31, 2001 and 2000 the Company capitalized $295,000 and $236,000, respectively of interest on constructed assets.

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

Fair Value of Financial Instruments - The fair value of long-term debt approximates the carrying amount based on the current rate offered to the Company for debt of similar remaining maturities.

Revenue Recognition - Revenues from product sales, net of estimated sales allowances and rebates, is generally recognized upon shipment, when a purchase order has been received, the sales price is fixed or determinable and collection of the resulting receivable is reasonably assured. Rights of return are generally not provided and provisions are made at the time the related revenue is recognized for the estimated future costs to be incurred under initial standard warranty obligations of one year. Revenues received or allocated to extended warranty arrangements are recognized ratably over the related warranty period. Instrument revenues under cross-distribution agreements (where the Company and another party purchase each other's products for resale) are recognized upon sale of the products to the end user. Development and licensing revenue is recognized in accordance with the related contract terms.

Research and Development - Research and development costs, including internally generated software costs, are expensed as incurred and include expenses associated with new product research and regulatory activities. The Company's products include certain software applications that are integral to the operation of the product. The costs to develop such software have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility of the software.

Advertising Expenses - Costs of advertising, which also includes promotional expenses, are expensed as incurred. Advertising expenses for the years ended March 31, 2001, 2000 and 1999 were approximately $1,014,000, $608,000 and $693,000, respectively.

Income Taxes - The Company accounts for income taxes using an asset and liability approach to recording deferred taxes.

Stock-Based Compensation - The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Stock-based awards to consultants and other non-employees are accounted for based upon estimated fair values in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" and Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services".

Net Loss Per Share Information - Basic net loss per share is computed based upon the weighted average number of shares of common stock outstanding and the net loss attributable to common shareholders. Diluted loss per share is computed by dividing net loss by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. As a result of net losses attributable to common shareholders, there is no difference between the basic and diluted calculations of net loss per share. Shares used in the calculation of diluted net loss per share during 2001, 2000 and 1999 exclude an aggregate of 1,089,391, 1,116,423 and 1,805,000, common equivalent shares, respectively, related to options, warrants and preferred stock. Net loss attributable to common shareholders includes accrued dividends and the accretion relating to the calculated embedded yield and beneficial conversion feature representing the discount on the assumed potential conversion of the preferred stock issued by the Company (See Note 8).

Comprehensive Income (Loss) - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from nonowner sources. Comprehensive income (loss) was the same as net income (loss) for the years ended March 31, 2001, 2000 and 1999.

New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board, (the "FASB"), issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS 133, as amended, effective April 1, 2001. The adoption of SFAS 133, as amended, did not have a significant impact on the financial position, results of operations or cash flows of the Company as the Company had no stand-alone or embedded derivatives at March 31, 2001 and had not historically entered into any derivative transactions to hedge currency or other exposures.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements." SAB No. 101, as amended, was effective for the Company in the fourth quarter of fiscal 2001 and clarified the staff's views in applying accounting principles generally accepted in the United States of America relating to revenue recognition in financial statements. The requirements of SAB No. 101 did not have a significant impact on the Company's financial position or results of operations.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. The Company has adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements as of March 31, 2001. The Company is currently evaluating the impact of adopting the remaining provisions of SFAS No. 140, which will be effective for transactions entered into after March 31, 2001.

In November 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" which addresses the recognition, measurement, and income statement classification for certain sales incentives offered voluntarily by a vendor without charge to customers. EITF Issue No. 00-14 was effective for the Company in the fourth quarter of 2001. As a result of its application, the Company has reclassified selling expenses related to products given to customers at no charge from selling, general and administrative expenses to cost of product sales for fiscal years ending March 31, 2001, 2000 and 1999 in the amounts of approximately $430,000, $408,000 and $248,000, respectively.

Reclassification - Certain amounts in the fiscal 2000 and 1999 financial statements have been reclassified to conform to the fiscal 2001 presentation.

2. Inventories

Inventories at March 31 consist of the following:

                                                   2001          2000
                                               ------------  ------------
Raw materials ..............................  $  3,339,000  $    847,000
Work in process ............................     1,284,000     1,070,000
Finished goods .............................     1,523,000       808,000
                                               ------------  ------------
                                              $  6,146,000  $  2,725,000
                                               ============  ============

3. Property and Equipment

Property and equipment at March 31 consist of the following:

                                                   2001          2000
                                               ------------  ------------
Machinery and equipment ....................  $  6,584,000  $  5,151,000
Furniture and fixtures .....................     1,175,000       965,000
Computers and computer equipment ...........     1,273,000     1,040,000
Leasehold improvements .....................     5,253,000       320,000
Construction in progress ...................     2,094,000     2,666,000
                                               ------------  ------------
                                                16,379,000    10,142,000
Accumulated depreciation and amortization ..    (6,924,000)   (6,201,000)
                                               ------------  ------------
Property and equipment, net ................  $  9,455,000  $  3,941,000
                                               ============  ============

Depreciation and amortization expense for property and equipment for the years ended March 31, 2001, 2000 and 1999 was $1,078,000, $621,000 and $685,000, respectively.

4. Line of Credit and Long-Term Debt

During fiscal 2001, the Company refinanced its existing line of credit and equipment financing loans. The new line of credit provides for borrowings of up to $5,000,000. Under this new line of credit agreement, $3,750,000 is collateralized by the Company's domestic receivables and $1,250,000 is collateralized by its foreign receivables. Of the $3,750,000 domestic line of credit, $820,000 was committed to secure the letter of credit for the new building lease and another $200,000 was committed to secure other miscellaneous items. The line of credit bears interest at the prime rate (8.0% at March 31, 2001) plus 1.0% and is payable monthly, and expires in September 2001. The Company's weighted average interest rate on borrowings during the year ended March 31, 2001 and March 31, 2000 were 9.58% and 9.72%, respectively. At March 31, 2001 the amount outstanding under the line of credit was $1,771,000 and $3,229,000 was available for additional borrowings.

Equipment financing loans outstanding at March 31, 2001 and 2000 totaled $1,653,000 and $576,000, respectively. Of the balance at March 31, 2001, $653,000 bears interest at the prime rate plus 1.5% and is payable in monthly installments of principal and interest totaling approximately $38,000 through November 2002. The Company's weighted average interest rate on borrowings during the year ended March 31, 2001 and March 31, 2000 were 10.78% and 10.11%, respectively. The remaining balance of $1,000,000 bears interest at the prime rate plus 1.6% and is payable in monthly installments of principal and interest totaling approximately $36,000 through March 2004.

The net book value of assets pledged as collateral under the line of credit and equipment financing loans totaled $4,827,000 and $2,447,000 at March 31, 2001 and 2000, respectively.

The line of credit and equipment financing agreements contain certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among others, is a requirement that the Company have a minimum net profit of $1.00 for each quarter and liquidity coverage, as defined, of not less than 2.00 to 1.00 along with a minimum of six months net cash losses, as defined. Additionally, the Company is restricted from paying dividends on any of its outstanding stock, except for dividends of up to $240,000 annually to its preferred shareholders. At March 31, 2001, the Company was not in compliance with one of these covenants. However, the Company has received a waiver from the bank for this event of noncompliance.

Future principal payments under the equipment financing loans are as follows:

 Fiscal Year Ending March 31,
     2002 ..................................  $    725,000
     2003 ..................................       595,000
     2004 ..................................       333,000
                                               ------------
                                              $  1,653,000
                                               ============

5. Co-Promotion Agreement

In September 1999 the Company entered into a co-promotion agreement with Abbott Laboratories. The agreement was for an initial term of two years. As of September 30, 2000, the co-promotion agreement with Abbott Laboratories was terminated in accordance with its terms. While this agreement was in effect, the Company incurred commission obligations to Abbott Laboratories which are payable over an approximate eight-year period. The present value of such obligations were recorded concurrent with the respective sales using a discount rate of 9.75%.

Future payments on commission obligations are as follows:

 Fiscal Year Ending March 31,
     2002 ..................................  $     60,000
     2003 ..................................        51,000
     2004 ..................................        41,000
     2005 ..................................        32,000
     2006 ..................................        14,000
     Thereafter.............................        28,000
                                               ------------
Total commission obligation.................       226,000
Less amounts representing interest..........        54,000
                                               ------------
Present value of commission obligations.....       172,000
Less amounts due within one year
  included in accounts payable..............        54,000
                                               ------------
Long-term commission obligation.............. $    118,000
                                               ============

6. Commitments and Contingencies

Lease - The Company leases its principal facility and certain computer and office equipment under non-cancelable operating lease agreements, which expire on various dates through fiscal 2010. Monthly rental payments increase based on a predetermined schedule. The Company recognizes rent expense on a straight-line basis over the life of the lease.

At March 31, 2001 and 2000, property and equipment held under capital leases were $705,000 and $70,000, respectively (with accumulated amortization of $62,000 and $17,000, respectively).

The future minimum payments under the leases at March 31, 2001 are as follows:

                                                 Capital      Operating
                                                  Leases        Leases
                                               ------------  ------------
Fiscal Year Ending March 31,
     2002 ................................... $    197,000  $    868,000
     2003 ...................................      175,000       871,000
     2004 ...................................      145,000       896,000
     2005 ...................................      104,000       932,000
     2006 ...................................       98,000       969,000
     Thereafter..............................      388,000     5,155,000
                                               ------------  ------------
Total minimum lease payments.................    1,107,000  $  9,691,000
                                                             ============
Less amounts representing interest
  (13.0% to 19.7%) ..........................      402,000
                                               ------------
Present value of minimum lease payments......      705,000
Less amounts due within one year.............      117,000
                                               ------------
Long-term portion............................ $    588,000
                                               ============

Rent expense under operating leases was approximately $1,182,000, $734,000 and $691,000 for the years ended March 31, 2001, 2000 and 1999, respectively. In connection with this lease agreement, the Company established a letter of credit for $820,000, which is secured by the Company's line of credit (see Note 4).

Purchase Commitments - The Company has entered into a non-cancellable purchase commitment with one of its suppliers. The outstanding commitment as of March 31, 2001 was approximately $300,000.

Litigation - The Company is involved in litigation in the normal course of business. In the opinion of management, the ultimate resolution of these matters will not have a material effect on the Company's financial position or results of operations.

7. Retirement Plan

The Company has a tax deferred savings plan for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to have salary reduction contributions made to the plan on a quarterly basis. The Company may make annual contributions to the plan at the discretion of the Board of Directors either in cash or in common stock of the Company. During fiscal 2001, 2000 and 1999, the Company recorded obligations of $111,000, $97,000 and nil, respectively, for employer contributions to the plan which were satisfied through the contribution of the Company's common stock.

8. Shareholders' Equity

Convertible Preferred Stock - In fiscal 1998, the Company sold 3,000 shares of Series B Convertible Preferred Stock with net proceeds to the Company of approximately $2,768,000. The Series B Convertible Preferred Stock included a discounted conversion feature the value of which was allocated to common stock and was accreted to preferred stock over the preferred stock holding period. The value of the discounted conversion feature assumed the most beneficial conversion terms to the holder and was determined using the intrinsic value method which represents the aggregate difference between the conversion price and the then fair value of the Company's common stock. All of the shares of Series B Convertible Preferred Stock were converted during fiscal years 1998 and 1999 in accordance with the specified exchange ratios.

In November 1998 the Company sold 4,000 shares of non-voting Series C Convertible Preferred Stock to certain non-U.S. purchasers at a price per share of $1,000, with net proceeds to the Company of approximately $3,581,000. Each share of Series C Preferred Stock was entitled to receive a dividend of $60 per share per annum, payable in cash or stock at the option of the Company. At March 31, 2000, the 4,000 shares of Series C preferred stock had been converted to 1,600,000 shares of common stock in accordance with the specified exchange ratio. In addition, dividends of $239,000 were converted to 90,164 shares of common stock.

In October 2000 and November 2000, the Company sold 6,578 shares of Series D convertible preferred stock at $1,000 per share, resulting in net cash proceeds of $6,433,000. The Series D convertible preferred stock is non-voting and requires a semiannual cumulative dividend at 7%, payable in cash or shares of common stock at the Company's election. The Series D Convertible Preferred Stock automatically converts into 939,714 shares of common stock on October 3, 2006, subject to adjustment for anti-dilution, stock splits and other certain events, and may be converted at the option of the holder at any time.

Each series D convertible preferred stock investor received warrants to purchase 50 shares of common stock for each preferred share acquired. The common stock warrants are exercisable at $7.00 per share through October 3, 2006. The portion of proceeds attributable to the value of such warrants of $1,418,000 was allocated to common stock. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: contractual life of six years, volatility of 84.2%, risk free interest rate of 5.45% and no dividends during the contractual term. In conjunction with this preferred stock transaction, 377,500 fully vested warrants were issued to advisors for services at prices ranging from $6.00-$7.00 per share. The value of these warrants of $1,802,000 was recorded as a stock issuance cost and was determined using the Black-Scholes option pricing model with assumptions substantially consistent with those used for valuing the warrants issued to the investors. The warrants remained outstanding at March 31, 2001.

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

In April 2000, the Company entered into a consulting agreement for financial relations services to be provided to the Company over a period of eighteen months. In consideration for these services the Company agreed to a monthly retainer and granted warrants to acquire 150,000 shares of common stock, of which 75,000 vested immediately and the remaining balance of 75,000 was subject to vesting provisions based on achieving certain milestones over the agreement term. The warrants have an eight-year term and are exercisable at a price of $7.75 per share. The Company determined the value of the vested warrants using the Black-Scholes option pricing model with the following assumptions: expected life 8 years; risk-free interest rate of 6.64%; volatility of 88%; and no dividends during the expected term. The fair value of $448,000 is being amortized to expense over the term of the agreement. Warrants to purchase 67,500 shares of common stock vested in connection with the Series D convertible preferred stock issuance for which the value was recorded as a stock issuance cost as discussed above. The warrants remained outstanding at March 31, 2001. The fair value of the remaining unvested warrants to purchase 7,500 shares of common stock will be determined and recorded as the milestones are achieved.

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

During the fiscal years ending March 31, 2001, 2000 and 1999, the Company granted 8,000, 5,000 and 139,000 non-statutory stock options to consultants, the values of which were originally estimated at $35,000, $17,000 and $217,000, respectively. The values of these non-statutory stock options granted to consultants were originally determined using the Black-Scholes option pricing model with the following assumptions: contractual life 10 years; stock volatility of 88%, 84% and 88% for the years ended March 31, 2001, 2000 and 1999, respectively; risk free interest rates of 6.64%, 7.5% and 5.5%, for the years ended March 31, 2001, 2000 and 1999 respectively; and no dividends during the expected term. The options vest ratably over four years and 13,207 remain unvested at March 31, 2001. The values attributable to these options have been amortized over the service period on a graded vesting method and the vested portion of these option were remeasured at each vesting date. The estimated fair value of deferred compensation attributable to the unvested portion of these grants was revalued at March 31, 2001, using the Black-Scholes option pricing model with the following weighted average assumptions: contractual life 10 years; risk free interest rate of 6.31%; volatility of 86% and no dividends during the expected life. Such amount is subject to adjustment based upon the future value of the Company's common stock.

Information with respect to stock option activity is summarized as follows:

                                                  Options Outstanding
                                               --------------------------
                                                               Weighted
                                                               Average
                                                Number of      Exercise
                                                  Shares        Price
                                               ------------  ------------
Balances at April 1, 1998 ...................    1,167,255  $       4.10
Granted (weighted average fair value
  of $1.69 per share) .......................      815,050          2.07
Exercised ...................................      (33,908)         0.49
Canceled ....................................     (313,454)         3.89
                                               ------------
Balances at March 31, 1999 (793,094 shares
  vested at a weighted average price
  of $3.99 per share) .......................    1,634,943          3.25
Granted (weighted average fair value
  of $4.02 per share) .......................      682,400          4.94
Exercised ...................................      (47,247)         3.23
Canceled ....................................     (186,307)         2.69
                                               ------------
Balances at March 31, 2000 (1,007,003
  shares vested at a weighted average
  price of $3.79 per share) .................    2,083,789          3.85
Granted (weighted average fair value
  of $4.45 per share) .......................      509,750          6.67
Exercised ...................................     (236,456)         3.29
Canceled ....................................     (263,007)         5.09
                                               ------------
Balances at March 31, 2001 ..................    2,094,076  $       4.45
                                               ============

Additional information regarding options outstanding as of March 31, 2001 is as follows:

                          Options Outstanding        Options Exercisable
                   -------------------------------- ---------------------
                                Weighted
                                Average
                               Remaining  Weighted-             Weighted-
                               Contractual Average               Average
     Range of        Number       Life    Exercise    Number    Exercise
 Exercise Prices    of Shares   (Years)     Price    of Shares    Price
------------------ ----------- ---------- --------- ----------- ---------
 $1.20  to  $1.20       2,000       0.56     $1.20       2,000     $1.20
  1.50       1.56     211,000       7.81      1.56     115,375      1.56
  1.59       2.00     234,421       7.65      1.89     137,960      1.88
  2.09       2.34     213,000       7.69      2.23     139,875      2.22
  2.38       3.50     295,842       6.12      3.01     242,363      3.01
  3.88       4.63      97,500       6.80      4.23      68,630      4.22
  4.69       5.13     271,438       5.45      5.10     262,157      5.11
  5.19       6.13     209,500       8.00      5.72      68,833      5.63
  6.19       7.19     216,375       8.48      6.65      32,458      6.49
  7.56  to   9.50     343,000       8.87      7.98      69,697      8.03
                   -----------                      -----------
 $1.20      $9.50   2,094,076       7.44     $4.45   1,139,348     $3.75
                   ===========                      ===========

At March 31, 2001, 679,224 and 76,750 shares were available for future grants under the Option Plan and the Directors' Plan, respectively.

Additional Stock Plan Information - As discussed in Note 1, the Company continues to account for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, and its related interpretations.

Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), requires the disclosure of pro forma net loss and loss per share as if the Company had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 23 months following vesting; volatility, 88% in 2001, 84% in 2000 and 88% in 1999; risk-free interest rate 6.64% in 2001, 7.5% in 2000 and 5.5% in 1999; and no dividends during the expected term. The Company's calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the stock-based awards to employess had been amortized to expense over the vesting period of the awards, pro forma net loss attributable to common shareholders would have been $1,605,000 ($0.10 per share) in 2001, $1,585,000 ($0.11 per share) in 2000 and $4,865,000 ($0.35 per share) in 1999.

9. Income Tax Provision (Benefit)

The components of the Company's income tax provision (benefit) is summarized as follows:

                                                       Years Ended March 31,
                                             -------------------------------------
                                                2001         2000         1999
                                             -----------  -----------  -----------
Current income tax provision (benefit):
  Federal.................................. $    19,500  $        --  $        --
  State....................................       1,500      (24,000)      28,000
                                             -----------  -----------  -----------
     Total current income tax provision
       (benefit)........................... $    21,000  $   (24,000) $    28,000
                                             ===========  ===========  ===========

The Company's amount of income tax provision (benefit) recorded in each of the three years in the period ended March 31, 2001 differs from the amount using the Federal statutory rate (35%) primarily due to the following:

                                                       Years Ended March 31,
                                             -------------------------------------
                                                2001         2000         1999
                                             -----------  -----------  -----------
Statuatory Federal income tax rate.........      73,000     (202,000)  (1,473,000)
Statuatory state income tax rate...........      12,000      (33,000)    (242,000)
Credits....................................    (161,000)    (223,000)    (189,000)
Valuation Allowance........................    (162,000)     327,000    1,857,000
Non deductible stock compensation..........     164,000           --           --
Other......................................      95,000      107,000       75,000
                                             -----------  -----------  -----------
                                            $    21,000  $   (24,000) $    28,000
                                             ===========  ===========  ===========

Significant components of the Company's deferred tax assets are as follows:

                                                                 March 31,
                                                         --------------------------
                                                             2001          2000
                                                         ------------  ------------
Deferred tax assets:
  Net operating loss carryforwards .................... $ 18,814,000  $ 18,439,000
  Research and development tax credit carryforwards ...    3,294,000     2,480,000
  Capitalized research and development ................      711,000            --
  Other, net ..........................................    1,119,000     1,534,000
                                                         ------------  ------------
                                                          23,938,000    22,453,000
Valuation allowance for deferred tax assets ...........  (23,938,000)  (22,453,000)
                                                         ------------  ------------
Net deferred tax assets ............................... $         --  $         --
                                                         ============  ============

A valuation allowance against deferred tax assets is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company established a 100% valuation allowance at March 31, 2001 and 2000 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

As of March 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $51,151,000 and $15,854,000, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $2,124,000 and $1,170,000, respectively. The net operating loss and credit carryforwards will expire at various dates from 2005 through 2020, if not utilized.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by net operating loss ("NOL") carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. The State of California has similar rules. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these "change in ownership" provisions, utilization of NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

10. Customer and Geographic Information

The Company currently operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any patient care setting to provide clinicians with rapid blood constituent measurements. The following is a summary of revenues from external customers for each group of products and services provided by the Company:

                                          Years Ended March 31,
                                ----------------------------------------
                                    2001          2000          1999
                                ------------  ------------  ------------
Blood chemistry analyzers....  $ 14,839,000  $ 11,769,000  $  5,303,000
Reagent discs................    14,150,000    10,697,000     7,065,000
Other........................       275,000       624,000       823,000
                                ------------  ------------  ------------
  Product sales, net.........    29,264,000    23,090,000    13,191,000
Development and licensing
  revenue....................       237,000       140,000       156,000
                                ------------  ------------  ------------
Total revenues...............  $ 29,501,000  $ 23,230,000  $ 13,347,000
                                ============  ============  ============

One customer, Vedco Inc., accounted for 51%, 45% and 39% of total revenues for the years ended March 31, 2001, 2000 and 1999, respectively.

The following is a summary of revenues by geographic region based on customer location:

                                          Years Ended March 31,
                                ----------------------------------------
                                    2001          2000          1999
                                ------------  ------------  ------------
United States ...............  $ 25,162,000  $ 19,037,000  $ 11,179,000
Europe ......................     2,584,000     2,911,000     1,210,000
Asia and Latin America.......     1,755,000     1,282,000       958,000
                                ------------  ------------  ------------
Total .......................  $ 29,501,000  $ 23,230,000  $ 13,347,000
                                ============  ============  ============

All of the Company's long-lived assets are located in the United States.

Customer and Geographic Information

11. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended March 31, 2001 and 2000 (in thousands, except per share data):

                                                      First     Second      Third     Fourth
                                                        Quarter    Quarter    Quarter    Quarter
                                                       ---------  ---------  ---------  ---------
Year ended March 31, 2001:

Net revenues......................................... $   7,093  $   7,378  $   7,554  $   7,476
Gross profit.........................................     3,514      3,644      3,004      3,051
Net income (loss) attributable to common shareholders $     426  $     478  $  (2,094) $    (269)

Net income (loss) per share - basic and diluted...... $    0.03  $    0.03  $   (0.13) $   (0.02)

Year ended March 31, 2000:

Net revenues......................................... $   4,435  $   5,053  $   6,493  $   7,249
Gross profit.........................................     1,788      2,179      3,058      3,656
Net income (loss) attributable to common shareholders $    (676) $    (568) $     112  $     404

Net income (loss) per share - basic and diluted...... $   (0.04) $   (0.04) $    0.01  $    0.02

ITEM 9. CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning the directors and executive officers of the Company as of June 9, 2001.
Name	Age	Title
Clinton H. Severson	53	Chairman of the Board, President, Chief Executive Officer and Director
Richard Bastiani, Ph.D. (1) (2)	58	Director
Brenton G. A. Hanlon (1) (2)	55	Director
Prithipal Singh, Ph.D. (1)	62	Director
Ernest S. Tucker, III, MD (1)	68	Director
Michael Mercer	47	Vice President of Domestic Marketing and Sales
Robert Milder	51	Vice President of Operations
Vladimir E. Ostoich, Ph.D.	55	Vice President of Engineering, Founder
Alberto Santa Ines	54	Interim Chief Financial Officer/Director of Finance
Kenneth Aron, Ph.D.	48	Vice President of Research & Development

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

Mr. Santa Ines joined Abaxis in February 2000 as Finance Manager. In April 2001, when Mr. Stewart resigned from the Company, Mr. Santa Ines was promoted to Interim Chief Financial Officer/Director of Finance. Prior to joining Abaxis, Mr. Santa Ines was the Controller of Unisil, a private semiconductor company. From 1980 to 1997, Mr. Santa Ines held various management positions for Memorex Corporation, Mountain Network Solutions and Lam Research Corporation.

Dr. Aron joined Abaxis in February 2000 as Vice President of Research and Development. Prior to joining Abaxis, Dr. Aron was President of e- Care Inc., a company involved in developing medical devices with internet compatibility for early intervention of chronic diseases. Prior to e-Care, he held positions with Incyte Pharmaceuticals, Cardiogenesis and Heraeus Surgical.

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

ITEM 11 EXECUTIVE COMPENSATION AND OTHER MATTERS

The following table sets forth information concerning the compensation during the fiscal years ended March 31, 2001, March 31, 2000 and March 31, 1999 of the Chief Executive Officer of the Company during fiscal 2001 and the five other most highly compensated executive officers of the Company whose total salary and bonus for fiscal 2001 exceeded $100,000, for services in all capacities to the Company, during fiscal 2001.
Summary Compensation Table

Name and Principal Position		Annual Compensation ($)		Long-Term Compensation Awards
	Fiscal Year	Salary	Bonus	Securities Underlying Options (#)

Clinton H. Severson President and Chief Executive Officer	2001 2000 1999	$250,000 200,000 200,000	$226,500 112,500 60,450	-0- -0- 200,000

Robert Milder Vice President of Operations	2001 2000 1999	$155,000 130,000 93,000	$143,500 67,500 20,400	-0- 75,000 65,000

Vladimir E. Ostoich Vice President of Engineering	2001 2000 1999	$150,000 144,740 144,740	$166,000 90,000 47,630	-0- 75,000 25,000

Donald J. Stewart Vice President of Finance and Administration and CFO and Secretary	2001 2000 1999	$140,000 110,000 63,537	$166,000 90,000 18,675	50,000 25,000 75,000

Michael Mercer Vice President of Marketing Sales, Domestic	2001 2000 1999	$140,000 110,000 46,538	$187,960 71,750 -0-	-0- 20,000 50,000
Ken Aron Vice President of Development	2001 2000 1999	$140,000 19,000 -0-	$76,000 -0- -0-	50,000 60,000 -0-

Stock Options Granted in Fiscal 2001

The following table provides the specified information concerning grants of options to purchase the Company's Common Stock made during the fiscal year ended March 31, 2001, to the persons named in the Summary Compensation Table.
Option Grants in Fiscal 2001
Individual Grants in Fiscal 2001
Name	Options Granted (#) (2)	% of Total Options Granted to Employees in Fiscal Year	Exercise Base Price ($/Sh) (3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1) 5% ($) 10% ($)
Clinton H. Severson	-0-	-	-	-	-	-
Robert Milder	-0-	-	-	-	-	-
Vladimir E. Ostoich	-0-	-	-	-	-	-
Donald J. Stewart(4)	50,000	10.1%	$7.19	04/04/2010	$282,002	$661,911
Michael Mercer	-0-	-	-	-	-	-
Ken Aron	50,000	10.1%	$6.31	11/01/2010	$198,661	$503,215

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

(2)

All options granted in fiscal 2001 were granted pursuant to the Company's 1998 Stock Option Plan. These options vest and become exercisable at the rate of one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by the Company. Under the Company's 1998 Stock Option Plan, the Board retains discretion to modify the terms, including the price, of outstanding options. For additional information regarding options, see "Change of Control Arrangements."

(3)	All options were granted at market value on the date of grant.

(4)	Mr. Stewart resigned as an employee of the Company in April 2001.

Option Exercises in Fiscal 2001 and Fiscal 2001 Year-End Option Values

The following table provides the specified information concerning exercises of options to purchase the Company's Common Stock in the fiscal year ended March 31, 2001, and unexercised options held as of March 31, 2001, by the persons named in the Summary Compensation Table.
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Unexercised Options at 3/31/01 Exercisable(1) Unexercisable		Value of Unexercised In-the-Money Options at 3/31/01 ($) (2) Exercisable (1) Unexercisable

Clinton H. Severson	-	-	408,333	91,667	$471,053	$317,947

Robert Milder	13,000	$55,000	56,999	70,001	$117,960	$98,792

Vladimir E. Ostoich	30,000	$117,750	117,291	58,334	$112,382	$67,443

Donald J. Stewart(3)	-	-	60,416	89,584	$132,015	$92,960

Michael Mercer	-	-	54,374	65,626	$121,987	$91,433

Ken Aron	-	-	16,250	93,750	-	-

(1)

Company stock options generally vest one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee's continuous employment by the Company. All options are exercisable only to the extent vested.

(2)	The value of the unexercised in-the-money options is based on the closing price of the Company's Common Stock ($5.031 per share) on March 31, 2001 and is net of the exercise price of such options.

(3)	Mr. Stewart resigned as an employee of the Company in April 2001.

Compensation of Directors

All non-employee directors of the Company receive compensation in the amount of $2,258 per Board meeting they attend plus reimbursement of reasonable travel expenses incurred. In addition, Dr. Tucker serves as a consultant to the Company and receives monthly compensation of $1,000 plus reimbursement of expenses for attending meetings at or on behalf of the Company. Each of the Company's non-employee directors also receives an automatic annual grant of options to purchase 4,000 shares of Common Stock under the Company's 1992 Outside Directors Stock Option Plan. In addition, Dr. Tucker receives an additional annual grant of options to purchase 5,000 shares for serving as a consultant. Clinton H. Severson is a director of the Company and also an employee of the Company. He does not receive any compensation for his services as a member of the Board of Directors.

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

Based solely on its review of the copies of Forms 3, 4 and 5 and amendments thereto received by it, or written representations from the reporting persons that no Forms 5 were required for those persons. The Company believes that during the period from April 2, 2000 through March 31, 2001, its officers and directors complied with all applicable filing requirements.

Employment Agreements

In March 1997, the Company entered into an employment agreement with Clinton H. Severson, providing Mr. Severson as President and Chief Executive Officer of Abaxis with six months of salary and benefits if his employment with the Company is terminated for other than cause. In April 2001, this agreement was modified to increase the length of term from six months to two years.

In April 2001, the Company entered into an Employee Retention Incentive Agreement with Alberto Santa Ines, providing Mr. Santa Ines as Interim Chief Financial Officer/Director of Finance of Abaxis with nine months of salary and benefits if his employment with the Company is terminated for other than cause.

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The following table sets forth as of June 9, 2001 certain information with respect to the beneficial ownership of the Company's Common Stock by (i) all persons known by the Company to be the beneficial owners of more than 5% of the outstanding Common Stock of the Company, (ii) each director and director-nominee of the Company, (iii) the persons named in the Summary Compensation Table, and (iv) all executive officers and directors of the Company as a group.
Name and Address of Beneficial Owner[1]	Number of Shares Owned	Percent of Abaxis Common Stock Outstanding[2]

Clinton H. Severson[3]	535,833	3.24%

Vladimir Ostoich[4]	306,374	1.89%

Donald J. Stewart[5]	148,916	*

Robert Milder[6]	107,950	*

Michael Mercer[7]	66,374	*

Ernest S. Tucker, III, M.D.[8]	61,295	*

Richard Bastiani, Ph.D.[9]	59,415	*

Prithipal Singh[10]	38,833	*

Brenton G. A. Hanlon[11]	24,333	*

Executive officers and directors as a group (11 persons)[12]	1,373,748	8.08%

* Less than 1%
1

The persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. The business address of each of the beneficial owners listed is c/o Abaxis, Inc., 3240 Whipple Road, Union City, CA 94587.

2

The percentages shown in this column are calculated from the 16,107,534 shares of Common Stock actually outstanding on May 18, 2001 in addition to options held by that person that are currently exercisable which are deemed outstanding in accordance with the rules of the Securities and Exchange Commission.

3	Includes 115,000 shares of stock held by Mr. Severson. Also includes 420,833 shares subject to options exercisable by Mr. Severson within sixty days of May 18, 2001.
4

Includes an aggregate of 29,500 shares held by Dr. Ostoich's IRA, 27,500 shares held by Mrs. Ostoich's IRA and 89,328 shares held of record by the Vladimir Ostoich and Liliana Ostoich Trust Fund, for the benefit of Dr. Ostoich and his wife. Also includes 123,542 shares subject to stock options exercisable by Dr. Ostoich within sixty days of May 18, 2001. Does not include shares that are held by his adult children as to which Mr. Ostoich disclaims beneficial ownership.

5

Includes 76,000 shares of stock held by Mr. Stewart. Also includes 43,751shares subject to options exercisable by Mr. Stewart within sixty days of May 18, 2001. Mr. Stewart resigned as an employee of the Company in April 2001.

6	Includes 42,200 shares of stock held by Mr. Milder. Also includes 65,750 shares subject to options exercisable by Mr. Milder within sixty days of May 18, 2001.
7	Includes 4,500 shares of stock held by Mr. Mercer. Also includes 61,874 shares subject to options exercisable by Mr. Mercer within sixty days of May 18, 2001.
8	Includes 11,545 shares of stock held by Dr. Tucker. Also includes 49,750 shares subject to options exercisable by Dr. Tucker within sixty days of May 18, 2001.
9	Includes 35,415 shares of stock held by Dr. Bastiani. Also includes 24,000 shares subject to options exercisable by Dr. Bastiani within sixty days of May 18, 2001.
10	Includes 2,000 shares of stock held by Mr. Singh. Also includes 36,833 shares subject to options exercisable by Mr. Singh within sixty days of May 18, 2001.
11	Includes 24,337 shares subject to options exercisable by Mr. Hanlon within sixty days of May 18, 2001.
12	Includes 901,081 shares subject to options exercisable within sixty days of May 18, 2001.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

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

3. Exhibits filed with this Report on Form 10-K (numbered in accordance with Item 601 of Regulation

S-K)

(b) Reports on Form 8-K

On January 5, 2001, the Company filed a Current Report on Form 8-K\A, which filing amended the Company's Current Report on Form 8-K originally filed on October 19, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
ABAXIS, INC.

BY	/s/ Clinton H. Severson
Clinton H. Severson
Chairman of the Board, President and Chief Executive Officer

June 25, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Severson	President, Chief Executive	June 25, 2001
Clinton H. Severson	Officer and Director (Principal Executive Officer)

/s/ Al Santa Ines	Interim Chief Financial Officer/ Director of Finance	June 25, 2001
Al Santa Ines

/s/ Richard Bastiani	Director	June 25, 2001
Richard Bastiani

/s/ Brenton G. A. Hanlon	Director	June 25, 2001
Brenton Hanlon

/s/ Prithipal Singh	Director	June 25, 2001
Prithipal Singh

/s/ Ernest Tucker	Director	June 25, 2001
Ernest Tucker

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Abaxis Inc.:

We have audited the financial statements of Abaxis, Inc. (the "Company") as of March 31, 2001 and 2000, and for each of the three years in the period ended March 31, 2001, and have issued our report thereon dated April 26, 2001; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
April 26, 2001

Schedule II

Abaxis, Inc.
Valuation and Qualifying Accounts and Reserves

                                Balance  Additions                          Balance
                                  at      Charged              Deductions     at
                               Beginning    to                    from      End of
         Description            of Year  Expenses    Other      Reserves     Year
------------------------------ --------- --------- ---------   ----------- ---------
Reserve for doubtful accounts
 and sales allowances:
  Year ended March 31, 2001.... 466,000    69,000        --       178,000   357,000

  Year ended March 31, 2000.... 174,000    62,000   230,000 (1)        --   466,000

  Year ended March 31, 1999....  95,000    79,000        --            --   174,000

(1) Reclassification of revenue related reserve to accounts receivable

                                Balance  Additions                          Balance
                                  at      Charged              Deductions     at
                               Beginning    to                    from      End of
         Description            of Year  Expenses    Other      Reserves     Year
------------------------------ --------- --------- ---------   ----------- ---------
Reserve for warranty:
  Year ended March 31, 2001.... 460,000   129,000        --       349,000   240,000

  Year ended March 31, 2000.... 737,000    87,000        --       364,000   460,000

  Year ended March 31, 1999.... 707,000   266,000        --       236,000   737,000

EXHIBITS INDEX

Exhibit No.	Description of Document

3.1	Restated Articles of Incorporation (4) (7)
3.2	By-laws (1)
3.3	Certificate of Determination (9)
3.4	Certificate of Correction of the Certificate of Determination (11)
10.1	1989 Stock Option Plan as amended and forms of agreement (3)
10.2	1992 Outside Directors Stock Option Plan and forms of agreement (4)
10.3	401(k) Plan (1)
10.4	Exclusive Distribution Agreement dated September 20, 1991 between the Company and Teramecs (1) (2)
10.5	Sponsored Research Agreement dated as of September 20, 1991 between the Company and Teramecs (1) (2)
10.6	Development Agreement between the Company and Becton Dickinson and Company (through its Becton Dickinson Immunocytometry Systems Division) dated April 9, 1993 (4) (5)
10.7	Supply Agreement between the Company and Becton Dickinson and Company (through its Becton Dickinson Immunocytometry Systems Division) dated September 16, 1994 (5) (6)
10.8	Licensing agreement between the Company and Pharmacia Biotech, Inc. dated October 1, 1994 (5) (6)
10.10	Lease Agreement with Principal Development Investors, LLC, dated June 21, 2000 (11)
10.11	Registration Rights Agreement dated July 18, 1997 between the Company and certain shareholders (9)
10.12	Securities Purchase Agreement dated July 18, 1997 between the Company and certain shareholders (10)
21.1	Subsidiaries of Registrant
23.1	Independent Auditors' Consent
  Incorporated by reference from Registration Statement No. 33-44326 filed December 11, 1991.
  Confidential treatment of certain portions of these agreements has been granted.
  Incorporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1992.
  Corporated by reference to the exhibit filed with the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1993.
  Confidential treatment of certain portions of these agreements has been granted.
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
  Incorporated by reference to the Company's Current Report on Form 8-K filed October 19, 2000.
  Incorporated by reference to the Company's Amended Current Report on Form 8-K/A filed January 5, 2000.
  Incorporated by reference to the Company's Form S-3 filed January 10, 2000.

All Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.