Form 10-Q
period 2001-06-30
ABAXIS INC
filed 2001-08-14
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    YES [X] NO [   ].

At July 26, 2001, 16,240,053 shares of common stock, no par value, were outstanding.

ABAXIS, INC.
Report On Form 10-Q For The
Quarter Ended June 30, 2001
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

ABAXIS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

                                       Three Months Ended
                                            June 30,
                                    -------------------------
                                           2001       2000
                                    ------------ ------------
Revenues:
   Product sales, net.........       $7,504,000   $7,011,000
   Development and licensing
     revenue..................           35,000       82,000
                                    ------------ ------------
Total revenues                        7,539,000    7,093,000
                                    ------------ ------------
Costs and operating expenses:
   Cost of product sales......        4,016,000    3,579,000
   Research and development...          895,000      890,000
   Selling, general, and
     administrative...........        2,371,000    2,181,000
                                    ------------ ------------
Total costs and operating
     expenses.................        7,282,000    6,650,000
                                    ------------ ------------
Loss from operations..........          257,000      443,000
Interest income                          22,000       14,000
Other income (expense)........          (58,000)     (22,000)
                                    ------------ ------------
Net loss before income taxes..          221,000      435,000

Income tax provision..........            4,000       10,000

Net loss......................         $217,000     $425,000
                                    ============ ============

Basic and diluted loss
 per share (a)................            $0.01        $0.03
                                    ============ ============
Weighted average number of
  common shares outstanding
  used in calculating basic
  earnings per share..........       16,159,000   15,774,000
                                    ============ ============

Weighted average number of
  common shares outstanding
  used in calculating diluted
  earnings per share..........       16,784,000   16,639,000
                                    ============ ============

(a) Net income (loss) attributable to common shareholders used in computation of basic and diluted loss per share for the three months ended June 30, 2001 was $117,000 which included $100,000 in dividends on th preferred stock See Note 3.

See notes to condensed financial statements.

ABAXIS, INC.
CONDENSED BALANCE SHEETS

                                                         June 30,      March 31,
                                                           2001          2001
                                                      ------------  ------------
                                                      (unaudited)       (b)
Current assets:
  Cash and cash equivalents .......................    $2,935,000    $2,012,000
  Trade and other receivables (net of allowances
    of $428,000 at June 30, 2001 and $357,000
    at March 31, 2001..............................     7,117,000     7,562,000
  Interest receivable .............................            --            --
  Inventories .....................................     5,528,000     6,146,000
  Prepaid expenses ................................       331,000       406,000
                                                      ------------  ------------
           Total current assets ...................    15,911,000    16,126,000
Property and equipment - net ......................     9,345,000     9,455,000
Deposits and other assets .........................       384,000       420,000
                                                      ------------  ------------
Total assets ......................................   $25,640,000   $26,001,000
                                                      ============  ============
            Liabilities and Shareholders' Equity
Current liabilities:
  Borrowings under line of credit..................    $1,771,000    $1,771,000
  Accounts payable ................................     2,881,000     3,622,000
  Dividends payable ...............................       115,000       230,000
  Accrued payroll and related expenses ............     1,013,000       965,000
  Other accrued liabilities .......................       447,000       388,000
  Warranty reserve ................................       246,000       240,000
  Deferred revenue ................................       818,000       764,000
  Current portion of capital lease obligations.....       111,000       117,000
  Income taxes payable............................         11,000         9,000
  Current portion of long-term debt ...............       725,000       725,000
                                                      ------------  ------------
           Total current liabilities ..............     8,138,000     8,831,000
                                                      ------------  ------------

Long-term deferred rent............................        82,000        41,000
Capital lease obligations, less current portion ...       574,000       588,000
Long-term debt, less current portion ..............       747,000       928,000
Long-term commission obligation, less
     current portion ..............................        53,000       118,000
                                                      ------------  ------------
           Total non-current liabilities ..........     1,456,000     1,675,000
                                                      ------------  ------------

Commitments and contingencies

Shareholders' equity:
  Convertible preferred stock, no par value:
    authorized shares - 5,000,000; issued and
    outstanding shares 6,578 at June 30, 2001
    and March 31, 2001                                  3,213,000     3,213,000
  Common stock, no par value: authorized shares -
    35,000,000; issued and outstanding  shares -
    16,220,153 at June 30, 2001 and
    16,102,451 at March 31, 2001 ..................    74,879,000    74,453,000
  Deferred stock compensation .....................        (8,000)      (16,000)
  Accumulated deficit .............................   (62,038,000)  (62,155,000)
                                                      ------------  ------------
           Total shareholders' equity .............    16,046,000    15,495,000
                                                      ------------  ------------
Total liabilities and shareholders' equity ........   $25,640,000   $26,001,000
                                                      ============  ============

(b) - Amounts are derived from audited financial statements.

See notes to condensed financial statements.

ABAXIS, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                             Three Months Ended
                                                                 June 30,
                                                         ------------------------
                                                              2001         2000
                                                         -----------  -----------
Operating activities:
Net income............................................. $   217,000  $   425,000
Adjustments to reconcile net income to net provided
  by (used in) operating activities:
  Depreciation and amortization........................     351,000      196,000
  Stock compensation, including amortization
  of deferred stock compensation.......................       8,000       58,000
  Changes in assets and liabilities:
     Trade receiveables................................     445,000     (529,000)
     Inventories.......................................     618,000     (554,000)
     Prepaid expenses..................................      75,000      (52,000)
     Deposits and other assets.........................      36,000     (133,000)
     Accounts payable..................................    (806,000)     515,000
     Accrued payroll and related expenses..............      48,000     (268,000)
     Warranty reserve..................................     106,000     (182,000)
     Deferred revenue and other........................      54,000      (67,000)
     Income taxes payable..............................       2,000          --
                                                         -----------  -----------
Net cash provided by (used in) operating activities....   1,154,000     (591,000)
                                                         -----------  -----------
Investing activities:
Purchase of property and equipment.....................    (241,000)    (165,000)
                                                         -----------  -----------
Net cash used in investing activities..................    (241,000)    (165,000)
                                                         -----------  -----------
Financing activities:
Exercise of common stock options.......................     211,000      817,000
Repayment of equipment financing.......................    (181,000)     (98,000)
Repayment of capital lease obligations.................     (20,000)      (6,000)
                                                         -----------  -----------
Net cash provided by financing activities..............      10,000      713,000
                                                         -----------  -----------
Increase (decrease) in cash and cash equivalents.......     923,000      (43,000)
Cash and cash equivalents at beginning of period.......   2,012,000    2,049,000
                                                         -----------  -----------
Cash and cash equivalents at end of period............. $ 2,935,000  $ 2,006,000
                                                         ===========  ===========
Supplemental disclosures of cash flow information:
   Cash paid for interest, net of capitalized interest. $    64,000  $    18,000
                                                         ===========  ===========
Noncash financing activities:
   Accrued dividends on preferred stock................ $   100,000  $       --
                                                         ===========  ===========

See notes to condensed financial statements.

ABAXIS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001. The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented. Certain amounts as presented in the financial statements for the previous periods have been reclassified to conform to the fiscal year 2002 financial statement presentation. The results for the period ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002 or for any future period.

2. SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these unaudited condensed financial statements be read in conjunction with the audited financial statements and notes thereto of the Company included in its latest Annual Report on Form 10- K.

Comprehensive Income - Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires an enterprise to report, by major components and as a single total, the change in its net assets during the period from non-owner sources. Comprehensive income was the same as net income for the three months ended June 30, 2001 and 2000.

New Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board, (the "FASB"), issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS 133, as amended, effective April 1, 2001. The adoption of SFAS 133, as amended, did not have a significant impact on the financial position, results of operations or cash flows of the Company as the Company had no stand-alone or embedded derivatives at June 30, 2001 and had not historically entered into any derivative transactions to hedge currency or other exposures.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. The Company has adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements as of March 31, 2001. Adoption of the remaining provisions of SFAS No. 140, which were effective for transactions entered into after March 31, 2001, did not have any impact on the Company's financial position or results of operations.

In November 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" which addresses the recognition, measurement, and income statement classification for certain sales incentives offered voluntarily by a vendor without charge to customers. EITF Issue No. 00-14 was effective for the Company in the fourth quarter of 2001. As a result of its application, the Company has reclassified selling expenses related to products given to customers at no charge from selling, general and administrative expenses to cost of product sales for the three months ending June 30, 2000 in the amount of approximately $96,000.

3. PER SHARE INFORMATION

Basic earnings per share is computed based upon the weighted average number of shares of common stock outstanding and the net income attributable to common shareholders. Diluted earnings per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Shares used in the calculation of diluted earnings per share for the three months ended June 30, 2001 exclude an aggregate of 3,594,948 common equivalent shares related to options, warrants and preferred stock as their effect was antidilutive, using the treasury stock method. The reconciliation of net income to net income attributable to common shareholders is as follows:

                                             Three Months Ended
                                                  June 30,
                                         --------------------------
                                                2001          2000
                                         ------------  ------------
Net loss............................... $    217,000  $    425,000
Preferred stock dividends..............     (100,000)          --
                                         ------------  ------------
Net income attributable to
  common shareholders.................. $    117,000  $    425,000
                                         ============  ============

The reconciliation of average number of common shares outstanding used in calculating earnings per share and in calculating diluted earnings per share is as follows:

                                             Three Months Ended
                                                  June 30,
                                         --------------------------
                                             2001          2000
                                         ------------  ------------
Weighted average number of common
  shares outstanding used in
  calculating basic earnings per share.   16,159,000    15,774,000
Weighted average number of dilutive
  stock options outstanding............      625,000       865,000
                                         ------------  ------------
Average number of common shares
  outstanding used in calculating
  diluted earnings per share...........   16,784,000    16,639,000
                                         ============  ============

4. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                            June 30,      March 31,
                                              2001          2001
                                         ------------  ------------
Raw materials.......................... $  2,418,000  $  3,339,000
Work-in-process........................    1,752,000     1,284,000
Finished goods.........................    1,358,000     1,523,000
                                         ------------  ------------
                                        $  5,528,000  $  6,146,000
                                         ============  ============

5. LINE OF CREDIT AND LONG-TERM DEBT

During fiscal 2001, the Company refinanced its existing line of credit and equipment financing loans. The new line of credit provides for borrowings of up to $5,000,000. Under this new line of credit agreement, $3,750,000 is collateralized by the Company's domestic receivables and $1,250,000 is collateralized by its foreign receivables. Of the $3,750,000 domestic line of credit, $820,000 was committed to secure the letter of credit for the new building lease and another $200,000 was committed to secure other miscellaneous items. The line of credit bears interest at the prime rate (6.75% at June 30, 2001) plus 1.0% and is payable monthly, and expires in September 2001. At June 30, 2001 the amount outstanding under the line of credit was $1,771,000 and $1,493,000 was available for additional borrowings.

Equipment financing loans outstanding at June 30, 2001 and March 31, 2001 totaled $1,472,000 and $1,653,000, respectively. Of the balance at June 30, 2001, $555,000 bears interest at the prime rate plus 1.5% and is payable in monthly installments of principal and interest totaling approximately $38,000 through November 2002. The remaining balance of $917,000 bears an interest rate of 9.6% and is payable in monthly installments of principal and interest totaling approximately $36,000 through March 2004.

The net book value of assets pledged as collateral under the line of credit and equipment financing loans totaled $4,781,000 and $2,447,000 at June 30, 2001 and 2000, respectively.

The line of credit and equipment financing agreements contain certain financial covenants, which are evaluated on a quarterly basis. These financial covenants state that there is a requirement that the Company have a minimum net profit of $1.00 for each quarter and liquidity coverage, as defined, of not less than 2.00 to 1.00 along with a minimum of six months net cash losses, as defined. Additionally, the Company is restricted from paying dividends on any of its outstanding stock, except for dividends of up to $240,000 annually to its preferred shareholders. At June 30, 2001, the Company was in compliance with all of these covenants.

6. CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any patient care setting to provide clinicians with rapid blood constituent measurements. The following is a summary of revenues from external customers for each group of products and services provided by the Company:

                                             Three Months Ended
                                                  June 30,
                                         --------------------------
                                             2001          2000
                                         ------------  ------------
Blood analyzers........................ $  2,853,000  $  3,700,000
Reagent discs..........................    4,365,000     3,311,000
Other..................................      286,000           --
                                         ------------  ------------
  Product sales, net...................    7,504,000     7,011,000
Development and licensing
  revenue..............................       35,000        82,000
                                         ------------  ------------
Total revenues......................... $  7,539,000  $  7,093,000
                                         ============  ============

One customer, Vedco Inc., accounted for 49% of total revenues for the three- month periods ended June 30, 2001 and 2000.

The following is a summary of revenues by geographic region based on customer location:

                                             Three Months Ended
                                                  June 30,
                                         --------------------------
                                             2001          2000
                                         ------------  ------------
United States ......................... $  6,704,000  $  5,824,000
Europe ................................      522,000       675,000
Asia and Latin America.................      313,000       594,000
                                         ------------  ------------
Total ................................. $  7,539,000  $  7,093,000
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

Abaxis, Inc. (the "Company") develops, manufactures and markets portable blood analysis systems for use in any patient-care setting to provide clinicians with rapid blood constituent measurements. The Company's products consist of a compact 6.9 kilogram analyzer and a series of single-use plastic discs called reagent discs that contain all the chemicals required to perform a panel of up to 12 tests. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma using either venous or fingerstick samples. The system provides test results in less than 15 minutes with the precision and accuracy equivalent to a clinical laboratory. The Company currently markets this system for veterinary use under the name VetScan and in the human medical market under the name Piccolo®. The Company also markets a hematology analyzer under the name Vetscan HMT, which provides a complete blood count ("CBC") including three-part white blood cell ("WBC") differential in less than 2 minutes and requires only 12 µL of whole blood. It provides results for eight selectable species, plus two user configurable programs. The Company also markets one type of reagent kit with this analyzer. The Company markets the combination of the VetScan and the VetScan HMT under the name VetScan DXS.

In the three months ended June 30, 2001, the Company's U.S. revenues accounted for 89% of its total revenues versus 82% in the three months ended June 30, 2000. International revenues accounted for 11% of total revenues in the three months ended June 30, 2001 versus 18% in the three months ended June 30, 2000. The reason for the increase in U.S. revenues and decrease in international revenues was due to the strong U.S. dollar.

During the three months ended June 30, 2001, the Company shipped 354 point- of-care blood analyzers worldwide, a 24% decrease from 467 instruments shipped in the three months ended June 30, 2000. Due to an internal resistance to a change in the Company's sales commission plan to reward more balanced sales, there was a lack of focus from the sales force on generating new instrument sales. The Company believes it has resolved such resistance and that the new commission plan will stop the trend of selling most of the instruments in the last few weeks of each quarter.

Reagent discs shipped during the three months ended June 30, 2001 were approximately 394,000, an increase of 26% compared to shipments of approximately 313,000 reagent discs during the three months ended June 30, 2000. The increase in reagent disc shipments is consistent with the Company's belief that there will be increasing and recurring reagent disc revenue as the Company's product lines achieve greater market penetration and more consistent utilization. This growth is mainly attributable to the expanded installed base of VetScan DXS systems and higher consumption rates of institutional users. There can be no assurance growth in revenues or unit sales will continue or that the Company will be able to increase production to meet increased product demand.

Sales for any future periods are not predictable with a significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. The Company's expense levels, which are to a large extent fixed, are based in part on its expectations of future revenues. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would have an immediate materially adverse impact on operating results and financial condition. Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our VetScan DXS and Piccolo products. The Company is currently preparing to enter clinical trials for phosphorous and magnesium. There is no assurance that the products will be successfully developed or that the United States Food and Drug Administration will approve the marketing application. The Company believes that period to period comparisons of its results of operations are not necessarily meaningful. There has been little or no impact on the Company's business due to inflation.

The Company's periodic operating results have in the past varied and in the future may vary significantly depending on, but not limited to, a number of factors, including the level of competition; the size and timing of sales orders; market acceptance of current and new products; new product announcements by the Company or its competitors; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products on a timely basis; component costs and supply constraints; manufacturing capacities and ability to scale up production; the mix of product sales between the analyzers and the reagent discs; mix in sales channels; levels of expenditures on research and development; changes in Company strategy; personnel changes; regulatory changes; and general economic trends.

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

Results of Operations

Total Revenues

During the three months ended June 30, 2001, the Company reported total revenues of approximately $7,539,000, a $446,000 or 6% increase from total revenues of approximately $7,093,000 for the three months ended June 30, 2000. The revenues increase was attributable to strong reagent disc sales in the U.S. due to an expanded installed base of VetScan DXS systems and higher consumption rates of institutional users.

Total revenues in the U.S. for the three months ended June 30, 2001 were approximately $6,704,000, an $880,000 or 15% increase from total U.S. revenues of approximately $5,824,000 for the three months ended June 30, 2000. The increase in revenues in the U.S. reflects an increase in reagent disc sales.

Total revenues in Europe for the three months ended June 30, 2001 were approximately $522,000, a $153,000 or 23% decrease from revenue of approximately $675,000 for the three months ended June 30, 2000. The decrease in revenue in Europe was primarily due to a decrease in instrument sales which was a result of the strong US dollar during the period, relative to European currencies, which impacted the purchasing ability of potential European customers.

Total revenues in Asia and Latin America for the three months ended June 30, 2001 were approximately $313,000, a $281,000 or 47% decrease from revenue of approximately $594,000 for the three months ended June 30, 2000. The decrease in Asia and Latin America revenues was mainly due to both a decrease in instrument sales of $240,000 and reagent disc sales of $95,000 in Japan, which was a result of the strong US dollar, relative to the Yen, which also impacted the purchasing ability of potential Japanese customers.

Product Sales, Net

During the three months ended June 30, 2001, net product sales were $7,504,000, a $493,000 or 7% increase from the three months ended June 30, 2000. The change in net product sales was due to a decrease of $847,000 in instrument sales offset by an increase of $1,054,000 in reagent sales and an increase of $286,000 in other sales most of which was due to an increase in Orbos sales. The increases in the first quarter of fiscal 2002 as compared to the first quarter of fiscal 2001 were due to increased sales in the U.S. of $927,000, which was partially offset by decreases in international revenues of $434,000.

Developing and Licensing Revenue

During the three months ended June 30, 2001, the Company reported development and licensing revenue of $35,000, a $47,000 or 57% decrease from the three months ended June 30, 2000. The fluctuations in development and licensing revenue are due to changes in our customers' use of the Company's Orbos technology.

Cost of Product Sales

Cost of product sales during the three months ended June 30, 2001 was approximately $4,016,000 or 54% of product sales, as compared to approximately $3,579,000 or 51% of product sales in the three months ended June 30, 2000. The increase in cost of product sales as a percentage of product sales was primarily a function of an increase in fixed overhead costs associated with the Company's new facility.

Selling, General and Administrative Expense

Selling, general and administrative expenses were approximately $2,371,000 or 31% of total revenues in the three months ended June 30, 2001 compared to $2,181,000 or 31% of total revenues in the three months ended June 30, 2000. The increase in selling, general and administrative expenses is primarily the result an increase in consulting/outside services. The Company expects the dollar amount of selling, general and administrative expense to increase in fiscal 2002 from fiscal year 2001 as a result of increased staffing and support demands associated with increased sales.

Research and Development Expense

Research and development expenses were approximately $895,000 or 12% of total revenues in the three months ended June 30, 2001 and remained relatively flat compared to $890,000 or 13% of total revenues in the three months ended June 30, 2000. The Company expects the dollar amount of research and development expenses to increase in fiscal 2002 as compared to fiscal 2001 but remain the same as a percentage of total revenues as the Company completes development and clinical trials of new test methods to expand its test menus as well as other development projects. There can be no assurance, however, that the Company will undertake such research and development activities in future periods or, if it does that such activities will be successful.

Interest Income

The Company's interest income increased from $14,000 for the three months ended June 30, 2000 to $22,000 for the three months ended June 30, 2001. The interest income of $22,000 in 2001 included $8,000 from the Company's long-term payment agreements and $14,000 from interest earned on cash and cash equivalents.

Interest Expense

The Company incurred interest expense of approximately $57,000 on its capital equipment loan and its line of credit during the three months ended June 30, 2001, net of capitalized interest of approximately $37,000 on the purchase and installation of the new semi-automated disc production line and other manufacturing equipment under construction related to its new facility. The Company incurred interest expense of approximately $22,000 on its capital equipment loan and its line of credit during the three months ended June 30, 2000, net of capitalized interest of approximately $43,000 on the purchase and installation of the new semi-automated disc production line. The Company expects interest expense to increase in fiscal 2001 as additional bank financing is used to meet working capital requirements associated with an increase in sales.

Income Tax Provision

Income tax provision totaled an expense of $4,000 for the three months ended June 30, 2001 compared to an expense of $10,000 for the three months ended June 30, 2000. Income tax expense in these two periods primarily represents taxes on the portion of taxable income for which net operating loss carry- forwards could not be utilized under the federal alternative minimum tax rules.

Liquidity and Capital Resources

As of June 30, 2001, the Company had approximately $2,935,000 in cash and cash equivalents. The Company expects to incur substantial additional costs to support its future operations, including further commercialization of its products and development of new test methods that will allow the Company to further penetrate the human diagnostic market; acquisition of capital equipment for the Company's manufacturing facilities, which includes the ongoing costs related to continuing development of its current and future products; completion of development and implementation of a semi-automated manufacturing line to provide capacity for increased commercial volumes of reagent discs; and additional pre-clinical testing and clinical trials for its current and future products.

Net cash provided by operating activities during the three months ended June 30, 2001 was $1,154,000 compared to net cash used of $591,000 in the three months ended June 30, 2000. The change in net cash used to net cash provided by operating activities was due primarily to decreases of $1,174,000 in inventory, trade receivables, prepaid expenses and deposits and other assets and increases of $210,000 in deferred revenue, accrued payroll and related expenses, warranty reserve, other accrued liabilities and deferred rent and income taxes payable. These sources of cash were partially offset by a decrease in accounts payable of $806,000.

Net cash used in investing activities for the three months ended June 30, 2001 was $241,000 as compared to net cash used of $165,000 for the three months ended June 30, 2000. The increase in net cash used is due an increase in purchases of property and equipment.

Net cash proceeds from financing activities for the three months ended June 30, 2001 was $10,000 as compared to $713,000 for the three months ended June 30, 2000. Cash provided by financing activities for the three months ended June 30, 2001 was primarily the result of proceeds from the exercise of common stock options of $211,000 offset by repayment of equipment financing and lease obligations of $201,000. Cash provided by financing activities for the three months ended June 30, 2000 was primarily the result of proceeds of $817,000 from the issuance of common stock, partially offset by the repayment of equipment financing and lease obligations of $104,000

During fiscal 2001, the Company refinanced its existing line of credit and equipment financing loans. The new line of credit provides for borrowings of up to $5,000,000. Under this new line of credit agreement, $3,750,000 is collateralized by the Company's domestic receivables and $1,250,000 is collateralized by its foreign receivables. Of the $3,750,000 domestic line of credit, $820,000 was committed to secure the letter of credit for the new building lease and another $200,000 was committed to secure other miscellaneous items. The line of credit bears interest at the prime rate (6.75% at June 30, 2001) plus 1.0% and is payable monthly, and expires in September 2001. At June 30, 2001 the amount outstanding under the line of credit was $1,771,000 and $1,493,000 was available for additional borrowings.

Equipment financing loans outstanding at June 30, 2001 and March 31, 2001 totaled $1,472,000 and $1,653,000, respectively. Of the balance at June 30, 2001, $555,000 bears interest at the prime rate plus 1.5% and is payable in monthly installments of principal and interest totaling approximately $38,000 through November 2002. The remaining balance of $917,000 bears an interest rate of 9.6% and is payable in monthly installments of principal and interest totaling approximately $36,000 through March 2004.

The net book value of assets pledged as collateral under the line of credit and equipment financing loans totaled $4,781,000 and $2,447,000 at June 30, 2001 and 2000, respectively.

The Company anticipates that its existing capital resources, debt financing, and anticipated revenue from the sales of its products will be adequate to satisfy its currently planned operating and financial requirements through the next twelve months. The Company's future capital requirements will largely depend upon the increased market acceptance of its point-of-care blood analyzer products. However, the Company's sales are not predictable due to its limited market experience with its products. In the event the sales are significantly below the anticipated levels, the Company may need to obtain additional equity or debt financing. There can be no assurance that any such financing will be available on terms acceptable to the Company, if at all, and any additional equity financing may be dilutive to shareholders, while debt financing may involve restrictive covenants.

New Accounting Pronouncement - In June 1998, the Financial Accounting Standards Board, (the "FASB"), issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS 133, as amended, effective April 1, 2001. The adoption of SFAS 133, as amended, did not have a significant impact on the financial position, results of operations or cash flows of the Company as the Company had no stand-alone or embedded derivatives at June 30, 2001 and had not historically entered into any derivative transactions to hedge currency or other exposures.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 140 replaces SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125's provisions without reconsideration. The Company has adopted the applicable disclosure requirements of SFAS No. 140 in its consolidated financial statements as of March 31, 2001. Adoption of the remaining provisions of SFAS No. 140, which were effective for transactions entered into after March 31, 2001, did not have any impact on the Company's financial position or results of operations.

In November 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" which addresses the recognition, measurement, and income statement classification for certain sales incentives offered voluntarily by a vendor without charge to customers. EITF Issue No. 00-14 was effective for the Company in the fourth quarter of 2001. As a result of its application, the Company has reclassified selling expenses related to products given to customers at no charge from selling, general and administrative expenses to cost of product sales for the three months ending June 30, 2000 in the amount of approximately $96,000.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks with respect to interest rates on the Company's line of credit and equipment financing loans. The Company does not use derivative financial instruments for speculative or trading purposes.

The line of credit's monthly interest expense is based on 1.0% over the prime rate. An increase in the prime rate would expose the Company to higher interest expenses. The balance on the line of credit was $1,771,000 as of June 30, 2001. For each 1% increase in the prime rate, the Company would pay approximately $4,400 of additional interest expense per quarter.

The annual interest expense on one of the equipment financing loans is based on 1.5% over the prime rate. An increase in the prime rate would expose the Company to higher interest expenses. The balance on this specific equipment financing loan was $555,000 as of June 30, 2001. For each 1% increase in interest rate, the Company would pay approximately $1,400 of additional interest expense per quarter.

The net book value of assets pledged as collateral under the line of credit and equipment financing loans totaled $4,781,000 and $2,447,000 at June 30, 2001 and 2000, respectively.

The Company sells the VetScan to MELET priced in Euros. The Company does not hedge this risk. There was no amount owed by MELET at June 30, 2001.

PART II-OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)
Exhibit Number	Description
10.13	Employment Agreement with Mr. Clinton H. Severson dated April 24, 2001
10.14	Employment Agreement with Mr. Alberto Santa Ines dated April 13, 2001

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.

(Registrant)
Date: August 14, 2001

By:	/s/Clinton H. Severson

Clinton H. Severson
President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2001

By:	/s/ Alberto Santa Ines

Alberto Santa Ines
Interim Chief Financial Officer/Director of Finance (Principal Financial and Accounting Officer)