Form 10-Q/A
period 2001-06-30
ABAXIS INC
filed 2001-10-03
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

This Report on Form 10-Q consists of 17 pages. The Exhibit Index is on page 16.

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

EXPLANATORY NOTE REGARDING THIS FORM 10-Q/A

Abaxis, Inc. hereby amends its quarterly report on Form 10-Q for the quarter ended June 30, 2001, which was first filed with the Securities and Exchange Commission on August 14, 2001, in order to correct the following typographical errors:

(1) The descriptive language "Net Loss Before Income Taxes" and "Net Loss" on the income statement on page 4 included with the Condensed Statement of Operations are substituted with "Net Income Before Taxes" and "Net Income," respectively;

(2) The descriptive language "(a) Net income (loss) attributable to common shareholders used in computation of basic and diluted loss per share for the three months ended June 30, 2001 was $117,000 which included $100,000 in dividends on the preferred stock See Note 3." on the income statement on page 4 included with the Condensed Statement of Operations is substituted with "(a) Net income attributable to common shareholders used in computation of earnings per share for the three months ended June 30, 2001 was $117,000 which included $100,000 in dividends on the preferred stock See Note 3."; and

(3) The descriptive language "Net Loss" in the table contained in section 3 of the Notes to the Condensed Financial Statements is substituted with "Net Income."

Abaxis, Inc.'s Form 10-Q/A reflecting these corrections is filed in its entirety herewith.

Abaxis, Inc.
Condensed Statements of Operations
(unaudited)

                                        Three Months Ended
                                            June 30,
                                     --------------------------
                                        2001            2000
                                     ------------  ------------
Revenues:
   Product sales, net.............. $  7,504,000  $  7,011,000
   Development and licensing
     revenue.......................       35,000        82,000
                                     ------------  ------------
Total revenues.....................    7,539,000     7,093,000
                                     ------------  ------------
Costs and operating expenses:
   Cost of product sales...........    4,016,000     3,579,000
   Selling, general, and
     administrative................    2,371,000     2,181,000
   Research and development........      895,000       890,000
                                     ------------  ------------
Total costs and operating
     expenses......................    7,282,000     6,650,000
                                     ------------  ------------
Income from operations.............      257,000       443,000
Interest income....................       22,000        14,000
Interest expense...................      (58,000)      (22,000)
                                     ------------  ------------
Net income before income taxes.....      221,000       435,000
Income tax provision...............        4,000        10,000
                                     ------------  ------------
Net income......................... $    217,000  $    425,000
                                     ============  ============

Basic and diluted earnings
 per share (a)..................... $       0.01  $       0.03
                                     ============  ============
Weighted average number of
  common shares outstanding
  used in calculating basic
  earnings per share...............   16,159,000    15,774,000
                                     ============  ============

Weighted average number of
  common shares outstanding
  used in calculating diluted
  earnings per share...............   16,784,000    16,639,000
                                     ============  ============

(a) Net income attributable to common shareholders used in the computation of earnings per share for the three months ended June 30, 2001 was $117,000 which included $100,000 in dividends on the preferred stock See Note 3.

See notes to condensed financial statements.

ABAXIS, INC.
CONDENSED BALANCE SHEETS

                                                          June 30,      March 31,
                                                            2001          2001
                                                       ------------  ------------
                                                       (unaudited)       (b)
ASSETS
Current assets:
  Cash and cash equivalents .......................   $  2,935,000  $  2,012,000
  Trade receivables (net of allowances of
    $428,000 at June 30, 2001 and $357,000
    at March 31, 2001..............................      7,117,000     7,562,000
  Inventories .....................................      5,528,000     6,146,000
  Prepaid expenses ................................        331,000       406,000
                                                       ------------  ------------
           Total current assets ...................     15,911,000    16,126,000
Property and equipment - net ......................      9,345,000     9,455,000
Deposits and other assets .........................        384,000       420,000
                                                       ------------  ------------
Total assets ......................................   $ 25,640,000  $ 26,001,000
                                                       ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit..................   $  1,771,000  $  1,771,000
  Accounts payable ................................      2,881,000     3,622,000
  Dividends payable ...............................        115,000       230,000
  Accrued payroll and related expenses ............      1,013,000       965,000
  Other accrued liabilities .......................        447,000       388,000
  Warranty reserve ................................        246,000       240,000
  Deferred revenue ................................        818,000       764,000
  Current portion of capital lease obligations.....        111,000       117,000
  Income taxes payable............................          11,000         9,000
  Current portion of long-term debt ...............        725,000       725,000
                                                       ------------  ------------
           Total current liabilities ..............      8,138,000     8,831,000
                                                       ------------  ------------

Long-term deferred rent............................         82,000        41,000
Capital lease obligations, less current portion ...        574,000       588,000
Long-term debt, less current portion ..............        747,000       928,000
Long-term commission obligation, less
     current portion ..............................         53,000       118,000
                                                       ------------  ------------
           Total non-current liabilities ..........      1,456,000     1,675,000
                                                       ------------  ------------

Commitments and contingencies

Shareholders' equity:
  Convertible preferred stock, no par value:
    authorized shares - 5,000,000; issued and
    outstanding shares 6,578 at June 30, 2001
    and March 31, 2001                                   3,213,000     3,213,000
  Common stock, no par value: authorized shares -
    35,000,000; issued and outstanding  shares -
    16,220,153 at June 30, 2001 and
    16,102,451 at March 31, 2001 ..................     74,879,000    74,453,000
  Deferred stock compensation .....................         (8,000)      (16,000)
  Accumulated deficit .............................    (62,038,000)  (62,155,000)
                                                       ------------  ------------
           Total shareholders' equity .............     16,046,000    15,495,000
                                                       ------------  ------------
Total liabilities and shareholders' equity ........   $ 25,640,000  $ 26,001,000
                                                       ============  ============

(b) - Amounts are derived from audited financial statements at March 31, 2001.

See notes to condensed financial statements.

ABAXIS, INC
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

                                                             Three Months Ended
                                                                 June 30,
                                                         ------------------------
                                                              2001         2000
                                                         -----------  -----------
Operating activities:
Net income............................................. $   217,000  $   425,000
Adjustments to reconcile net income to net provided
  by (used in) operating activities:
  Depreciation and amortization........................     351,000      196,000
  Stock compensation, including amortization
  of deferred stock compensation.......................       8,000       58,000
  Changes in assets and liabilities:
     Trade receiveables................................     445,000     (529,000)
     Inventories.......................................     618,000     (554,000)
     Prepaid expenses..................................      75,000      (52,000)
     Deposits and other assets.........................      36,000     (133,000)
     Accounts payable..................................    (806,000)     515,000
     Accrued payroll and related expenses..............      48,000     (268,000)
     Warranty reserve, other accrued liabilities
       and deferred rent...............................     106,000     (182,000)
     Deferred revenue and other........................      54,000      (67,000)
     Income taxes payable..............................       2,000          --
                                                         -----------  -----------
Net cash provided by (used in) operating activities....   1,154,000     (591,000)
                                                         -----------  -----------
Investing activities:
Purchase of property and equipment.....................    (241,000)    (165,000)
                                                         -----------  -----------
Net cash used in investing activities..................    (241,000)    (165,000)
                                                         -----------  -----------
Financing activities:
Exercise of common stock options.......................     211,000      817,000
Repayment of equipment financing.......................    (181,000)     (98,000)
Repayment of capital lease obligations.................     (20,000)      (6,000)
                                                         -----------  -----------
Net cash provided by financing activities..............      10,000      713,000
                                                         -----------  -----------
Net increase (decrease) in cash and cash equivalents...     923,000      (43,000)
Cash and cash equivalents at beginning of period.......   2,012,000    2,049,000
                                                         -----------  -----------
Cash and cash equivalents at end of period............. $ 2,935,000  $ 2,006,000
                                                         ===========  ===========
Supplemental disclosures of cash flow information:
   Cash paid for interest, net of capitalized interest. $    64,000  $    18,000
                                                         ===========  ===========
Noncash financing activities:
   Preferred stock dividends........................... $   100,000  $       --
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

2. SIGNIFICANT ACCOUNTING POLICIES

It is suggested that these unaudited condensed financial statements be read in conjunction with the audited financial statements and notes thereto of the Company included in its latest Annual Report on Form 10-K.

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

                                             Three Months Ended
                                                  June 30,
                                         --------------------------
                                                2001          2000
                                         ------------  ------------
Net income............................. $    217,000  $    425,000
Preferred stock dividends..............     (100,000)          --
                                         ------------  ------------
Net income attributable to
  common shareholders.................. $    117,000  $    425,000
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
Weighted average number of shares
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

6. CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any patient care setting to provide clinicians with rapid blood constituent measurements. The following is a summary of revenues from external customers for each group of products and services provided by the Company:

                                             Three Months Ended
                                                  June 30,
                                         --------------------------
                                             2001          2000
                                         ------------  ------------
Blood analyzers........................ $  2,853,000  $  3,700,000
Reagent discs and kits.................    4,365,000     3,311,000
Other..................................      286,000           --
                                         ------------  ------------
  Product sales, net...................    7,504,000     7,011,000
Development and licensing
  revenue..............................       35,000        82,000
                                         ------------  ------------
Total revenues......................... $  7,539,000  $  7,093,000
                                         ============  ============

One customer, Vedco Inc., accounted for 49% of total revenues for the three-month periods ended June 30, 2001 and 2000.

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

During the three months ended June 30, 2001, the Company shipped 354 point-of-care blood analyzers worldwide, a 24% decrease from 467 instruments shipped in the three months ended June 30, 2000. Due to an internal resistance to a change in the Company's sales commission plan to reward more balanced sales, there was a lack of focus from the sales force on generating new instrument sales. The Company believes it has resolved such resistance and that the new commission plan will stop the trend of selling most of the instruments in the last few weeks of each quarter.

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

None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)
Exhibit Number	Description
10.13*	Employment Agreement with Mr. Clinton H. Severson dated April 24, 2001
10.14*	Employment Agreement with Mr. Alberto Santa Ines dated April 13, 2001

________

* Previously filed

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.

(Registrant)
Date: October 3, 2001

By:	/s/Clinton H. Severson

Clinton H. Severson
President and Chief Executive Officer (Principal Executive Officer)

Date: October 3, 2001

By:	/s/ Alberto Santa Ines

Alberto Santa Ines
Interim Chief Financial Officer/Director of Finance (Principal Financial and Accounting Officer)