Form 10-Q
period 2001-09-30
ABAXIS INC
filed 2001-11-13
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 or

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

At November 2, 2001, 16,265,421 shares of common stock, no par value, were outstanding.

This Report on Form 10-Q consists of 16 pages. The exhibit index is on page 15.

ABAXIS, INC.
Report On Form 10-Q For The
Quarter Ended September 30, 2001
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Abaxis, Inc.
Condensed Statements of Operations
(unaudited)

                                        Three Months Ended           Six Months Ended
                                           September 30,               September 30,
                                     --------------------------  --------------------------
                                        2001            2000        2001            2000
                                     ------------  ------------  ------------  ------------
Revenues:
   Product sales, net.............. $  6,649,000  $  7,318,000  $ 14,153,000  $ 14,329,000
   Development and licensing
     revenue.......................       65,000        60,000       100,000       142,000
                                     ------------  ------------  ------------  ------------
Total revenues.....................    6,714,000     7,378,000    14,253,000    14,471,000
                                     ------------  ------------  ------------  ------------
Costs and operating expenses:
   Cost of product sales...........    3,573,000     3,734,000     7,589,000     7,313,000
   Selling, general, and
     administrative................    2,148,000     2,232,000     4,519,000     4,413,000
   Research and development........      949,000       936,000     1,844,000     1,826,000
                                     ------------  ------------  ------------  ------------
Total costs and operating
     expenses......................    6,670,000     6,902,000    13,952,000    13,552,000
                                     ------------  ------------  ------------  ------------
Income from operations.............       44,000       476,000       301,000       919,000
Interest income....................       30,000        50,000        52,000        64,000
Interest and other expense.........      (70,000)      (38,000)     (128,000)      (61,000)
                                     ------------  ------------  ------------  ------------
Net income before income taxes.....        4,000       488,000       225,000       922,000
Income taxes.......................          --         10,000         4,000        19,000
                                     ------------  ------------  ------------  ------------
Net income......................... $      4,000  $    478,000  $    221,000  $    903,000
                                     ============  ============  ============  ============

Basic and diluted earnings
 (loss) per share (a).............. $      (0.01) $       0.03  $       0.00  $       0.06
                                     ============  ============  ============  ============
Weighted average number of
  common shares outstanding
  used in calculating basic
  earnings (loss) per share........   16,241,000    15,856,000    16,200,000    15,815,000
                                     ============  ============  ============  ============

Weighted average number of
  shares outstanding used
  in calculating diluted
  earnings (loss) per share........   16,241,000    16,548,000    16,743,000    16,585,000
                                     ============  ============  ============  ============

(a) Net income (loss) attributable to common shareholders used in the computation of earnings (loss) per share for the three and six months ended September 30, 2001 were $(112,000) and $5,000, respectively, which included $116,000 and $216,000 in dividends, respectively. See note 3.

See notes to condensed financial statements.

Abaxis, Inc.
Condensed Balance Sheets

                                                       September 30,    March 31,
                                                            2001          2001
                                                       ------------  ------------
                                                       (unaudited)       (b)
ASSETS
Current assets:
  Cash and cash equivalents .......................   $  2,463,000  $  2,012,000
  Trade receivables (net of allowances of
    $415,000 at September 30, 2001 and $357,000
    at March 31, 2001..............................      6,375,000     7,562,000
  Inventories .....................................      5,393,000     6,146,000
  Prepaid expenses ................................        902,000       406,000
                                                       ------------  ------------
           Total current assets ...................     15,133,000    16,126,000
Property and equipment - net ......................      9,136,000     9,455,000
Deposits and other assets .........................        208,000       420,000
                                                       ------------  ------------
Total assets ......................................   $ 24,477,000  $ 26,001,000
                                                       ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit..................   $  1,771,000  $  1,771,000
  Accounts payable ................................      2,040,000     3,622,000
  Dividends payable ...............................        230,000       230,000
  Accrued payroll and related expenses ............        804,000       965,000
  Other accrued liabilities .......................        403,000       388,000
  Warranty reserve ................................        272,000       240,000
  Deferred revenue ................................        297,000       308,000
  Current portion of capital lease obligations.....        105,000       117,000
  Income taxes payable............................          11,000         9,000
  Current portion of long-term debt ...............        659,000       725,000
                                                       ------------  ------------
           Total current liabilities ..............      6,592,000     8,375,000
                                                       ------------  ------------

Long-term deferred rent............................        124,000        41,000
Long-term deferred revenue.........................        489,000       456,000
Capital lease obligation, less current portion ....        550,000       588,000
Long-term debt, less current portion ..............        659,000       928,000
Long-term commission obligation, less
     current portion ..............................         53,000       118,000
                                                       ------------  ------------
           Total non-current liabilities ..........      1,875,000     2,131,000
                                                       ------------  ------------

Commitments and contingencies

Shareholders' equity:
  Convertible preferred stock, no par value:
    authorized shares - 5,000,000; issued and
    outstanding shares - 6,578 at September 30,
    2001 and March 31, 2001                              3,213,000     3,213,000
  Common stock, no par value: authorized shares -
    35,000,000; issued and outstanding shares -
    16,245,088 at September 30, 2001 and
    16,102,451 at March 31, 2001 ..................     74,958,000    74,453,000
  Deferred stock compensation .....................        (11,000)      (16,000)
  Accumulated deficit .............................    (62,150,000)  (62,155,000)
                                                       ------------  ------------
           Total shareholders' equity .............     16,010,000    15,495,000
                                                       ------------  ------------
Total liabilities and shareholders' equity ........   $ 24,477,000  $ 26,001,000
                                                       ============  ============

(b) - Amounts are derived from audited financial statements at March 31, 2001.

See notes to condensed financial statements.

Abaxis, Inc.
Condensed Statements of Cash Flows
(unaudited)

                                                             Six Months Ended
                                                               September 30,
                                                         ------------------------
                                                              2001         2000
                                                         -----------  -----------
Operating activities:
Net income............................................. $   221,000  $   903,000
Adjustments to reconcile net income to net provided
  by (used in) operating activities:
  Depreciation and amortization........................     915,000      570,000
  Stock compensation, including amortization
  of deferred stock compensation.......................       5,000       11,000
  Changes in assets and liabilities:
     Trade receiveables................................   1,187,000   (1,860,000)
     Inventories.......................................     753,000   (1,699,000)
     Prepaid expenses..................................    (676,000)      48,000
     Deposits and other assets.........................     212,000     (177,000)
     Accounts payable..................................  (1,582,000)   1,702,000
     Accrued payroll and related expenses..............    (161,000)    (243,000)
     Warranty reserve, other accrued liabilities
       and deferred rent...............................     130,000     (189,000)
     Deferred revenue..................................      22,000      (47,000)
     Long-term commission obligations..................     (65,000)     (18,000)
     Income taxes payable..............................       2,000          --
                                                         -----------  -----------
Net cash provided by (used in) operating activities....     963,000     (999,000)
                                                         -----------  -----------
Investing activities:
Purchase of property and equipment.....................    (416,000)    (985,000)
                                                         -----------  -----------
Net cash used in investing activities..................    (416,000)    (985,000)
                                                         -----------  -----------
Financing activities:
Exercise of common stock options.......................     289,000      947,000
Borrowings under line of credit........................         --       500,000
Repayment of equipment financing.......................    (335,000)    (196,000)
Repayment of capital lease obligations.................     (50,000)     (18,000)
                                                         -----------  -----------
Net cash provided by (used in) financing activities....     (96,000)   1,233,000
                                                         -----------  -----------
Net increase (decrease) in cash and cash equivalents...     451,000     (751,000)
Cash and cash equivalents at beginning of period.......   2,012,000    2,049,000
                                                         -----------  -----------
Cash and cash equivalents at end of period............. $ 2,463,000  $ 1,298,000
                                                         ===========  ===========
Supplemental disclosures of cash flow information:
   Cash paid for interest, net of interest capitalized. $   123,000  $    54,000
                                                         ===========  ===========
Noncash financing activities:
   Preferred stock dividends........................... $   216,000  $       --
                                                         ===========  ===========

   Warrants issued for services........................ $       --   $   448,000
                                                         ===========  ===========

See notes to condensed financial statements.

ABAXIS, INC.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001. The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented. Certain amounts as presented in the financial statements for the previous periods have been reclassified to conform to the fiscal year 2002 financial statement presentation. The results for the period ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002 or for any future period.

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income - Comprehensive income was the same as net income for the three months and six months ended September 30, 2001 and 2000.

New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board, (the "FASB"), issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS 133, as amended, effective April 1, 2001. The adoption of SFAS 133, as amended, did not have a significant impact on the financial position, results of operations or cash flows of the Company as the Company had no stand-alone or embedded derivatives at September 30, 2001 and had not historically entered into any derivative transactions to hedge currency or other exposures.

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

In November 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" which addresses the recognition, measurement, and income statement classification for certain sales incentives offered voluntarily by a vendor without charge to customers. EITF Issue No. 00-14 was effective for the Company in the fourth quarter of 2001. As a result of its application, the Company has reclassified selling expenses related to products given to customers at no charge from selling, general and administrative expenses to cost of product sales for the three months and six months ended September 30, 2000 in the amount of approximately $86,000 and $182,000, respectively.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. Abaxis is required to adopt SFAS No. 143 at the beginning of fiscal 2004. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 143.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. Abaxis is required to adopt SFAS No. 144 at the beginning of fiscal 2003. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 144.

3. PER SHARE INFORMATION

Basic earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding and the net income (loss) attributable to common shareholders. Diluted earnings per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Shares used in the calculation of diluted earnings per share for the three and six months ended September 30, 2001 exclude an aggregate of 4,326,782 and 2,555,555 common equivalent shares, respectively, related to outstanding options and warrants, using the treasury stock method and related to preferred shares issuable upon conversion of preferred stock. For the three and six months ended September 30, 2000, there were no common equivalent shares related to options, warrants, and preferred stock which were antidilutive. The reconciliation of net income (loss) to net income (loss) attributable to common shareholders is as follows:

                                               Three Months Ended        Six Months Ended
                                                 September 30,             September 30,
                                           ------------------------  ------------------------
                                                 2001         2000         2001         2000
                                           -----------  -----------  -----------  -----------
Net income............................... $     4,000  $   478,000  $   221,000  $   903,000
Preferred stock dividends................    (116,000)         --      (216,000)         --
                                           -----------  -----------  -----------  -----------
Net income (loss) attributable to
  common shareholders.................... $  (112,000) $   478,000  $     5,000  $   903,000
                                           ===========  ===========  ===========  ===========

The reconciliation of the weighted average number of common shares outstanding used in calculating baisc earnings (loss) per share and in calculating diluted earnings (loss) per share is as follows:

                                               Three Months Ended        Six Months Ended
                                                 September 30,             September 30,
                                           ------------------------  ------------------------
                                              2001         2000         2001         2000
                                           -----------  -----------  -----------  -----------
Weighted average number of common
  shares outstanding used in calculating
  basic earnings (loss) per share........  16,241,000   15,856,000   16,200,000   15,815,000
Weighted average number of dilutive
  stock options outstanding using
  the treasury stock method..............         --       692,000      543,000      770,000
                                           -----------  -----------  -----------  -----------
Weighted average number of shares
  outstanding used in calculating
  diluted earnings per share.............  16,241,000   16,548,000   16,743,000   16,585,000
                                           ===========  ===========  ===========  ===========

4. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                          September 30,  March 31,
                                              2001         2001
                                           -----------  -----------
Raw materials............................ $ 2,119,000  $ 3,339,000
Work-in-process..........................   1,717,000    1,284,000
Finished goods...........................   1,557,000    1,523,000
                                           -----------  -----------
                                          $ 5,393,000  $ 6,146,000
                                           ===========  ===========

5. LINE OF CREDIT AND LONG-TERM DEBT

In September 2001, the Company refinanced its existing line of credit and equipment financing loans. The new line of credit provides for borrowings of up to $6,250,000. Under this new line of credit agreement, $5,000,000 is collateralized by the Company's domestic receivables and $1,250,000 is collateralized by its receivables and inventory related to foreign cutomer sales. Of the $5,000,000 domestic line of credit, $820,000 was committed to secure the letter of credit for the new building lease, $700,000 was committed to secure the equipment financing loan and another $200,000 was committed to secure other miscellaneous items. The line of credit bears interest at the prime rate (6.0% at September 30, 2001) plus 1.0% and is payable monthly, and expires in September 2002. At September 30, 2001 the amount outstanding under the line of credit was $1,771,000. After considering the eligible domestic receivables and deducting the commitments and borrowings outstanding as of September 30, 2001, the Company was overdrawn on its line of credit by $352,000. In October 2001, the Company made a principal payment of $352,000.

In September 2001, the Company refinanced its existing equipment financing loans by consolidating the two existing loans into one loan. At September 30, 2001, the Company had $1,318,000 outstanding under the new equipment-financing loan, which is collateralized by the Company's equipment and bears interest at the prime rate (6.0% at September 30, 2001) plus 1.5%. Payments are due in monthly installments of principal and interest totaling approximately $63,000.

The net book value of assets pledged as collateral under the line of credit and equipment financing loans totaled $5,842,000 and $4,665,000 at September 30, 2001 and 2000, respectively.

The line of credit and equipment financing agreements contain certain financial covenants, which are evaluated on a quarterly basis. These financial covenants state that there is a requirement that the Company have a minimum net profit of $1.00 for each quarter and liquidity coverage, as defined, of not less than 2.00 to 1.00 along with a minimum of six months remaining liquidity, as defined. Additionally, the Company is restricted from paying dividends on any of its outstanding stock, except for dividends of up to $460,000 annually to its preferred shareholders. At September 30, 2001, the Company was in compliance with all of these covenants.

6. CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any patient care setting to provide clinicians with rapid blood constituent measurements. The following is a summary of revenues from external customers for each group of products and services provided by the Company:

                                               Three Months Ended        Six Months Ended
                                                 September 30,             September 30,
                                           ------------------------  ------------------------
                                              2001         2000         2001         2000
                                           -----------  -----------  -----------  -----------
Blood analyzers.......................... $ 2,062,000  $ 3,329,000  $ 4,915,000  $ 7,029,000
Reagent discs and kits...................   4,237,000    3,912,000    8,602,000    7,223,000
Other....................................     350,000       77,000      636,000       77,000
                                           -----------  -----------  -----------  -----------
  Product sales, net.....................   6,649,000    7,318,000   14,153,000   14,329,000
Development and licensing
  revenue................................      65,000       60,000      100,000      142,000
                                           -----------  -----------  -----------  -----------
Total revenues........................... $ 6,714,000  $ 7,378,000  $14,253,000  $14,471,000
                                           ===========  ===========  ===========  ===========

One customer, Vedco Inc., accounted for 48% and 53% of total revenues for the three-month periods ended September 30, 2001 and 2000, respectively. Vedco Inc. also accounted for 47% and 50% of total revenues for the six-month periods ended September 30, 2001 and 2000, respectively. The following is a summary of revenues by geographic region based on customer location:

                                               Three Months Ended        Six Months Ended
                                                 September 30,             September 30,
                                           ------------------------  ------------------------
                                              2001         2000         2001         2000
                                           -----------  -----------  -----------  -----------
United States ........................... $ 5,841,000  $ 6,377,000  $12,545,000  $12,201,000
Europe ..................................     595,000      633,000    1,117,000    1,308,000
Asia and Latin America...................     278,000      368,000      591,000      962,000
                                           -----------  -----------  -----------  -----------
Total ................................... $ 6,714,000  $ 7,378,000  $14,253,000  $14,471,000
                                           ===========  ===========  ===========  ===========

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

In the three months ended September 30, 2001, the Company's U.S. revenues accounted for 87% of its total revenues versus 86% in the three months ended September 30, 2000. In the six months ended September 30, 2001, the Company's U.S. revenues accounted for 88% of its total revenues versus 84% in the six months ended September 30, 2000. International revenues accounted for 13% of total revenues in the three months ended September 30, 2001 versus 14% in the three months ended September 30, 2000. In the six months ended September 30, 2001, international revenues accounted for 12% of its total revenues versus 16% in the six months ended September 30, 2000. The reason for the increase in U.S. revenues and decrease in international revenues was due to the continued strengthening of the U.S. dollar.

During the three months ended September 30, 2001, the Company shipped 267 point-of-care blood analyzers worldwide, a 36% decrease from 418 instruments shipped in the three months ended September 30, 2000. During the six months ended September 30, 2001, the Company shipped 621 point-of-care blood analyzers worldwide, a 30% decrease from 885 instruments shipped in the six months ended September 30, 2000. The September 11, 2001 events adversely impacted the Company's instrument sales as most of the pending sales at the time of the events were either postponed or indefinitely put on hold.

Reagent discs shipped during the three months ended September 30, 2001 were approximately 360,000, a decrease of 1% compared to shipments of approximately 363,000 reagent discs during the three months ended September 30, 2000. The decrease in shipments for the three months was a result of shipping delays which arose following the events of September 11, 2001. Reagent discs shipped during the six months ended September 30, 2001 were approximately 754,000, an increase of 12% compared to shipments of approximately 676,000 reagent discs during the six months ended September 30, 2000. The increase in reagent disc shipments is consistent with the Company's belief that there will be increasing and recurring reagent disc revenue as the Company's product lines achieve greater market penetration and more consistent utilization. This growth is mainly attributable to the expanded installed base of VetScan DXS systems and higher consumption rates of institutional users. There can be no assurance growth in revenues or unit sales will continue or that the Company will be able to increase production to meet increased product demand.

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

The Company has entered human clinical trials for basic metabolic and metlyte 8. The Company is currently preparing to enter human clinical trials for phosphorous and magnesium and veterinarian clinical trials for avian exotic and a reformulated T4 and cholesterol. There is no assurance that the products will be successfully developed or that the United States Food and Drug Administration will approve the marketing application.

The Company's periodic operating results have in the past varied and in the future may vary significantly depending on, but not limited to, a number of factors, including the level of competition; the size and timing of sales orders; market acceptance of current and new products; new product announcements by the Company or its competitors; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products on a timely basis; component costs and supply constraints; manufacturing capacities and ability to scale up production; the mix of product sales between the analyzers and the reagent discs; mix in sales channels; levels of expenditures on research and development; changes in Company strategy; personnel changes; regulatory changes; and general economic trends. The Company's future operating results may vary significantly depending on risks stemming from further possible terrorist attacks after September 11.

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

Results of Operations

Total Revenues

During the three months ended September 30, 2001, the Company reported total revenues of $6,714,000, a $664,000 or 9% decrease from total revenues of $7,378,000 for the three months ended September 30, 2000. During the six months ended September 30, 2001, the Company reported total revenues of $14,253,000, a $218,000 or 2% decrease from total revenues of $14,471,000 for the six months ended September 30, 2000. Although the Company believes it has resolved the issues related to a change in the Company's sales commission plan it experienced in the first quarter of fiscal 2002, the events of September 11, 2001 contributed to the significant shortfall in revenue in the second quarter due to delays in air shipments and the postponement of purchases by customers.

During the three months ended September 30, 2001, net product sales were $6,649,000, a $669,000 or 9% decrease from the $7,318,000 for the three months ended September 30, 2000. The change in net product sales was due to a decrease of $1,267,000 in instrument sales offset by an increase of $325,000 in reagent sales and an increase of $273,000 in other sales most of which was due to an increase in Orbos sales. During the six months ended September 30, 2001, net product sales were $14,153,000, a $176,000 or 1% decrease from the $14,329,000 for the six months ended September 30, 2000. The change in net product sales was due to a decrease of $2,114,000 in instrument sales offset by an increase of $1,379,000 in reagent sales and an increase of $559,000 in other sales most of which was due to an increase in Orbos sales.

During the three months ended September 30, 2001, the Company reported development and licensing revenues of $65,000, a $5,000 or 8% increase from the $60,000 for the three months ended September 30, 2000. During the six months ended September 30, 2001, the Company reported development and licensing revenues of $100,000, a $42,000 or 30% decrease from $142,000 for the six months ended September 30, 2000. The fluctuations in development and licensing revenue are due to changes in our customers' use of the Company's Orbos technology.

Total revenues in the U.S. for the three months ended September 30, 2001 were $5,841,000, a $536,000 or 8% decrease from total U.S. revenues of $6,377,000 for the three months ended September 30, 2000. Total revenues in the U.S. for the six months ended September 30, 2001 were $12,545,000, a $344,000 or 3% increase from revenues of $12,201,000 for the six months ended September 30, 2001. The increase in revenues in the U.S. reflects both an increase in reagent sales of approximately $1,290,000 and development, licensing and other revenue of approximately $517,000, which was partially, offset by a decrease in instruments sales of $1,463,000.

Total revenues in Europe for the three months ended September 30, 2001 were $595,000, a $38,000 or 6% decrease from revenues of $633,000 for the three months ended September 30, 2000. Total revenues in Europe for the six months ended September 30, 2001 were $1,117,000, a $191,000 or 15% decrease from revenues of $1,308,000 for the six months ended September 30, 2000. The decrease in revenues in Europe was due to a decrease in instrument sales of $350,000, which was offset by an increase in reagent sales of $159,000. The decrease in instrument sales was a result of the strong US dollar during the period, relative to European currencies, which also impacted the purchasing ability of potential European customers. The increase in reagent sales is consistent with the Company's razor/razorblade business model as recurring revenue grows from machines previously placed and the corresponding increase in reagent disc sales.

Total revenues in Asia and Latin America for the three months ended September 30, 2001 were $278,000, a $90,000 or 25% decrease from revenues of $368,000 for the three months ended September 30, 2000. Total revenues in Asia and Latin America for the six months ended September 30, 2001 were $591,000, a $371,000 or 39% decrease from revenues of $962,000 for the six months ended September 30, 2000. The decrease in Asia and Latin America revenues was due to both a decrease in instrument sales of $301,000 and reagent sales of $70,000, which was a result of the strong US dollar relative to the local currencies, which impacted the purchasing ability of potential customers.

Cost of Product Sales

Cost of product sales during the three months ended September 30, 2001 was $3,573,000, or 54% of product sales, as compared to $3,734,000, or 51% of product sales, in the three months ended September 30, 2000. Cost of product sales during the six months ended September 30, 2001 was $7,589,000 or 54% of product sales, as compared to $7,313,000 or 51% of product sales in the six months ended September 30, 2000. The increase in cost of product sales as a percentage of product sales was primarily a function of an increase in fixed overhead costs associated with the Company's new facility.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $2,148,000, or 32% of total revenues, in the three months ended September 30, 2001 compared to $2,232,000, or 30% of total revenues, in the three months ended September 30, 2000. The decrease in selling, general, and administrative expenses for the three month period is primarily the result a decrease in labor and benefits expense. Selling, general and administrative expenses were $4,519,000, or 32% of total revenues, in the six months ended September 30, 2001 compared to $4,413,000, or 30% of total revenues, in the six months ended September 30, 2000. The increase in selling, general and administrative expenses for the six month period is the result of an increase in headcount in the technical service department of approximately $90,000 and an increase in expenses of $110,000 attributable to military sales efforts offset by decreases in other expenses of $94,000. The Company expects selling, general and administrative expenses to remain relatively the same as a percentage of revenues.

Research and Development Expense

Research and development expenses were $949,000, or 14% of total revenues, in the three months ended September 30, 2001 and remained relatively flat compared to $936,000, or 13% of total revenues, in the three months ended September 30, 2000. Research and development expenses were $1,844,000, or 13% of total revenues, in the six months ended September 30, 2001 and remained relatively flat compared to $1,826,000, or 13% of total revenues, in the six months ended September 30, 2000. The Company expects the dollar amount of research and development expenses to slightly increase in fiscal 2002 as compared to fiscal 2001 and slightly increase as a percentage of total revenues as the Company completes development and clinical trials of new test methods to expand its test menus as well as other development projects. There can be no assurance, however, that the Company will undertake such research and development activities in future periods or, if it does that such activities will be successful.

Interest Income

The Company's interest income was $30,000 for the three months ended September 30, 2001, compared to $50,000 for the three months ended September 30, 2000. Interest income for the six months ended September 30, 2001 was $52,000 compared to $64,000 for the six months ended September 30, 2000. The interest income of $52,000 in fiscal 2002 included $33,000 of imputed interest proceeds from the Company's rental reagent program and $19,000 from interest earned on cash and cash equivalents. The decrease in interest income is mainly due to a decrease in interest rates.

Interest and Other Expense

The Company incurred interest expense of $64,000 on its capital equipment loan and its line of credit during the three months ended September 30, 2001, net of capitalized interest of $37,000 on the purchase and installation of the new semi-automated disc production line and other manufacturing equipment under construction related to its new facility. The Company incurred interest expense of $38,000 on its capital equipment loan and its line of credit during the three months ended September 30, 2000, net of capitalized interest of $37,000 on the purchase and installation of the new semi-automated disc production line. During the three months ended September 30, 2001, the Company incurred other expense of $6,000 for currency losses. Interest expense for the six months ended September 30, 2001 was $122,000, net of capitalized interest of $74,000 and other expense of $6,000 for currency losses. Interest expense for the six months ended September 30, 2000 was $61,000, net of capitalized interest of $70,000. The Company expects interest expense to increase in fiscal 2002 as additional bank financing is used to meet working capital requirements associated with an increase in sales.

Income Taxes

No income tax expense was provided for the three months ended September 30, 2001 as compared to $10,000 for the three months ended September 30, 2000. Income taxes totaled $4,000 for the six months ended September 30, 2001 compared to $19,000 for the six months ended September 30, 2000. Income tax expense in these two periods primarily represents taxes on the portion of taxable income for which net operating loss carry-forwards could not be utilized under the federal alternative minimum tax rules.

Liquidity and Capital Resources

As of September 30, 2001, the Company had $2,463,000 in cash and cash equivalents. The Company expects to incur substantial additional costs to support its future operations, including further commercialization of its products and development of new test methods that will allow the Company to further penetrate the human diagnostic market; acquisition of capital equipment for the Company's manufacturing facility, which includes the ongoing costs related to continuing development of its current and future products; completion of development and implementation of a semi-automated manufacturing line to provide capacity for increased commercial volumes of reagent discs; and additional pre-clinical testing and clinical trials for its current and future products.

Net cash provided by operating activities during the six months ended September 30, 2001 was $963,000 compared to net cash used of $999,000 in the six months ended September 30, 2000. The change in net cash used to net cash provided by operating activities was due primarily to decreases totaling $2,152,000 in trade receivables, inventories and deposits and other assets and increases totaling $152,000 in warranty reserve, other accrued liabilities, deferred rent and deferred revenue. These sources of cash were partially offset by an increase of $676,000 in prepaid expenses and a decrease in accounts payable, accrued payroll and related expenses and long-term commission obligations totaling $1,808,000.

Net cash used in investing activities for the six months ended September 30, 2001 was $416,000 as compared to net cash used of $985,000 for the six months ended September 30, 2000. The decrease in net cash used is due to a decrease in purchases of property and equipment.

Net cash used in financing activities for the six months ended September 30, 2001 was $96,000 as compared to net cash provided of $1,233,000 for the six months ended September 30, 2000. Cash used in financing activities for the six months ended September 30, 2001 was primarily the result of repayments on equipment financing and capital lease obligations of $385,000, which were partially offset by proceeds from the exercise of common stock options of $289,000. Cash provided by financing activities for the six months ended September 30, 2000 was primarily the result of proceeds of $947,000 from the exercise of common stock options and borrowings under the line of credit of $500,000 which were partially offset by the repayment of equipment financing and lease obligations of $214,000.

In September 2001, the Company refinanced its existing line of credit and equipment financing loans. The new line of credit provides for borrowings of up to $6,250,000. Under this new line of credit agreement, $5,000,000 is collateralized by the Company's domestic receivables and $1,250,000 is collateralized by its receivables and inventory related to foreign customer sales. Of the $5,000,000 domestic line of credit, $820,000 was committed to secure the letter of credit for the new building lease, $700,000 was committed to secure the equipment financing loan and another $200,000 was committed to secure other miscellaneous items. The line of credit bears interest at the prime rate (6.0% at September 30, 2001) plus 1.0% and is payable monthly, and expires in September 2002. At September 30, 2001 the amount outstanding under the line of credit was $1,771,000. After considering the eligible domestic receivables and deducting the commitments and borrowings outstanding as of September 30, 2001, the Company was overdrawn on its line of credit by $352,000. In October 2001, the Company made a principal payment of $352,000.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. During the quarter ended September 30, 2001, the Company was in compliance with these covenants.

In September 2001, the Company refinanced its existing equipment financing loans by consolidating the two existing loans into one loan. At September 30, 2001, the Company had $1,318,000 outstanding under the new equipment-financing loan, which is collateralized by the Company's equipment and bears interest at the prime rate (6.0% at September 30, 2001) plus 1.5%. Payments are due in monthly installments of principal and interest totaling approximately $63,000.

The net book value of assets pledged as collateral under the line of credit and equipment financing loans totaled $5,842,000 and $4,665,000 at September 30, 2001 and 2000, respectively.

The Company anticipates that its existing capital resources, debt financing, and anticipated revenue from the sales of its products will be adequate to satisfy its currently planned operating and financial requirements through the next twelve months. The Company's future capital requirements will largely depend upon the increased market acceptance of its point-of-care blood analyzer products. However, the Company's sales are not predictable due to its limited market experience with its products. In the event the sales are significantly below the anticipated levels, the Company may need to obtain additional equity or debt financing. There can be no assurance that any such financing will be available on terms acceptable to the Company, if at all. Any additional equity financing may be dilutive to shareholders, while debt financing may involve restrictive covenants.

New Accounting Pronouncements - In June 1998, the Financial Accounting Standards Board, (the "FASB"), issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS 133, as amended, effective April 1, 2001. The adoption of SFAS 133, as amended, did not have a significant impact on the financial position, results of operations or cash flows of the Company as the Company had no stand-alone or embedded derivatives at September 30, 2001 and had not historically entered into any derivative transactions to hedge currency or other exposures.

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

In November 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" which addresses the recognition, measurement, and income statement classification for certain sales incentives offered voluntarily by a vendor without charge to customers. EITF Issue No. 00-14 was effective for the Company in the fourth quarter of 2001. As a result of its application, the Company has reclassified selling expenses related to products given to customers at no charge from selling, general and administrative expenses to cost of product sales for the three months and six months ended September 30, 2000 in the amount of approximately $86,000 and $182,000, respectively.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. Abaxis is required to adopt SFAS No. 143 at the beginning of fiscal 2004. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 143.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. Abaxis is required to adopt SFAS No. 144 at the beginning of fiscal 2003. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 144.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks with respect to interest rates on the Company's line of credit and equipment financing loans. The Company does not use derivative financial instruments for speculative or trading purposes.

The line of credit's monthly interest expense is based on 1.0% over the prime rate. An increase in the prime rate would expose the Company to higher interest expenses. The balance on the line of credit was $1,771,000 as of September 30, 2001. For each 1% increase in the prime rate, the Company would pay approximately $4,400 of additional interest expense per quarter.

The annual interest expense on the equipment financing loans is based on 1.5% over the prime rate. An increase in the prime rate would expose the Company to higher interest expenses. The balance on this specific equipment financing loan was $1,318,000 as of September 30, 2001. For each 1% increase in interest rate, the Company would pay approximately $4,900 of additional interest expense per quarter.

The Company sells the VetScan to MELET priced in Euros. The Company does not hedge this risk. There was no amount owed by MELET at September 30, 2001.

PART II-OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)
None

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.

(Registrant)
Date: November 13, 2001

By:	/s/Clinton H. Severson

Clinton H. Severson
President and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2001

By:	/s/ Alberto Santa Ines

Alberto Santa Ines
Interim Chief Financial Officer/Director of Finance (Principal Financial and Accounting Officer)