Form 10-Q
period 2001-12-31
ABAXIS INC
filed 2002-02-13
CIK 881890

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001 or

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

At February 2, 2002, 16,333,112 shares of common stock, no par value, were outstanding.

This Report on Form 10-Q consists of 16 pages. The exhibit index is on page 15.

ABAXIS, INC.
Report On Form 10-Q For The
Quarter Ended December 31, 2001
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Abaxis, Inc.
Condensed Statements of Operations
(unaudited)

                                           Three Months Ended          Nine Months Ended
                                              December 31,                December 31,
                                        --------------------------  --------------------------
                                           2001            2000        2001            2000
                                        ------------  ------------  ------------  ------------
Revenues:
   Product sales, net................. $  7,935,000  $  7,519,000  $ 22,088,000  $ 21,848,000
   Development and licensing
     revenue..........................       35,000        35,000       135,000       177,000
                                        ------------  ------------  ------------  ------------
Total revenues........................    7,970,000     7,554,000    22,223,000    22,025,000
                                        ------------  ------------  ------------  ------------
Costs and operating expenses:
   Cost of product sales..............    4,139,000     4,550,000    11,728,000    11,863,000
   Selling, general, and
     administrative...................    2,331,000     2,792,000     6,850,000     7,205,000
   Research and development...........      991,000       784,000     2,835,000     2,610,000
                                        ------------  ------------  ------------  ------------
Total costs and operating
     expenses.........................    7,461,000     8,126,000    21,413,000    21,678,000
                                        ------------  ------------  ------------  ------------
Income (loss) from operations.........      509,000      (572,000)      810,000       347,000
Interest income.......................       13,000        24,000        65,000        88,000
Interest and other expense............      (51,000)      (13,000)     (179,000)      (74,000)
                                        ------------  ------------  ------------  ------------
Net income (loss) before income taxes.      471,000      (561,000)      696,000       361,000
Income taxes..........................       25,000           --         29,000        19,000
                                        ------------  ------------  ------------  ------------
Net income (loss)..................... $    446,000  $   (561,000) $    667,000  $    342,000
                                        ============  ============  ============  ============

Basic and diluted earnings
 (loss) per share (a)................. $       0.02  $      (0.13) $       0.02  $      (0.08)
                                        ============  ============  ============  ============
Weighted average number of
  common shares outstanding
  used in calculating basic
  earnings (loss) per share...........   16,322,000    15,914,000    16,241,000    15,869,000
                                        ============  ============  ============  ============

Weighted average number of
  shares outstanding used
  in calculating diluted
  earnings (loss) per share...........   16,734,000    15,914,000    16,723,000    15,869,000
                                        ============  ============  ============  ============

(a) Net income attributable to common shareholders used in the computation of basic and diluted earnings per share for the three and nine months ended December 31, 2001 was $331,000 and $336,000, respectively, which included $115,000 and $331,000 in dividends, respectively. Net loss attributable to common shareholders used in the computation of basic and diluted loss per share for the three and nine months ended December 31, 2000 was $(2,094,000) and $(1,191,000), respectively, which reflects a deemed dividend recorded in conjunction with the Series D Preferred Stock. See note 3.

See notes to condensed financial statements.

Abaxis, Inc.
Condensed Balance Sheets

                                                       December 31,     March 31,
                                                            2001          2001
                                                       ------------  ------------
                                                       (unaudited)       (b)
ASSETS
Current assets:
  Cash and cash equivalents ......................... $  2,788,000  $  2,012,000
  Trade receivables (net of allowances of
    $398,000 at December 31, 2001 and $357,000
    at March 31, 2001................................    6,992,000     7,562,000
  Inventories .......................................    5,188,000     6,146,000
  Prepaid expenses ..................................      798,000       406,000
                                                       ------------  ------------
           Total current assets .....................   15,766,000    16,126,000
Property and equipment - net ........................    8,972,000     9,455,000
Deposits and other assets ...........................      206,000       420,000
                                                       ------------  ------------
Total assets ........................................ $ 24,944,000  $ 26,001,000
                                                       ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit.................... $  1,581,000  $  1,771,000
  Accounts payable ..................................    1,701,000     3,622,000
  Dividends payable .................................      115,000       230,000
  Accrued payroll and related expenses ..............    1,437,000       965,000
  Other accrued liabilities .........................      293,000       388,000
  Warranty reserve ..................................      231,000       240,000
  Deferred revenue ..................................      395,000       308,000
  Current portion of capital lease obligations.......       99,000       117,000
  Income taxes payable...............................       36,000         9,000
  Current portion of long-term debt .................      659,000       725,000
                                                       ------------  ------------
           Total current liabilities ................    6,547,000     8,375,000
                                                       ------------  ------------

Long-term deferred rent..............................      165,000        41,000
Long-term deferred revenue...........................      441,000       456,000
Capital lease obligations, less current portion .....      537,000       588,000
Long-term debt, less current portion ................      494,000       928,000
Long-term commission obligation, less
     current portion ................................       48,000       118,000
                                                       ------------  ------------
           Total non-current liabilities ............    1,685,000     2,131,000
                                                       ------------  ------------

Commitments and contingencies

Shareholders' equity:
  Convertible preferred stock, no par value:
    authorized shares - 5,000,000; issued and
    outstanding shares - 6,558 at December 31,
    2001 and 6,578 at March 31, 2001.................    3,193,000     3,213,000
  Common stock, no par value: authorized shares -
    35,000,000; issued and outstanding shares -
    16,333,112 at December 31, 2001 and
    16,102,451 at March 31, 2001 ....................   75,342,000    74,453,000
  Deferred stock compensation .......................       (4,000)      (16,000)
  Accumulated deficit ...............................  (61,819,000)  (62,155,000)
                                                       ------------  ------------
           Total shareholders' equity ...............   16,712,000    15,495,000
                                                       ------------  ------------
Total liabilities and shareholders' equity .......... $ 24,944,000  $ 26,001,000
                                                       ============  ============

(b) - Amounts are derived from audited financial statements at March 31, 2001.

See notes to condensed financial statements.

Abaxis, Inc.
Condensed Statements of Cash Flows
(unaudited)

                                                            Nine Months Ended
                                                               December 31,
                                                         ------------------------
                                                              2001         2000
                                                         -----------  -----------
Operating activities:
Net income............................................. $   667,000  $   342,000
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation and amortization........................   1,225,000      913,000
  Stock compensation, including amortization
  of deferred stock compensation.......................      56,000       14,000
  Changes in assets and liabilities:
     Trade receiveables................................     570,000   (2,253,000)
     Inventories.......................................     958,000   (2,588,000)
     Prepaid expenses..................................    (572,000)      13,000
     Deposits and other assets.........................     214,000     (183,000)
     Accounts payable..................................  (1,921,000)   1,892,000
     Accrued payroll and related expenses..............     472,000     (169,000)
     Warranty reserve, other accrued liabilities
       and deferred rent...............................      20,000     (125,000)
     Deferred revenue..................................      72,000      (15,000)
     Long-term commission obligations..................     (70,000)    (184,000)
     Income taxes payable..............................      27,000       19,000
                                                         -----------  -----------
Net cash provided by (used in) operating activities....   1,718,000   (2,324,000)
                                                         -----------  -----------
Investing activities:
Purchase of property and equipment.....................    (562,000)  (5,095,000)
                                                         -----------  -----------
Net cash used in investing activities..................    (562,000)  (5,095,000)
                                                         -----------  -----------
Financing activities:
Proceeds from issuance of preferred stock..............         --     6,443,000
Exercise of warrants and common stock options..........     379,000    1,023,000
Borrowings under line of credit........................     600,000      500,000
Borrowings under equipment financing.....................       --     1,000,000
Repayment of line of credit..............................  (790,000)         --
Repayment of equipment financing.......................    (500,000)    (294,000)
Repayment of capital lease obligations.................     (69,000)     (24,000)
                                                         -----------  -----------
Net cash provided by (used in) financing activities....    (380,000)   8,648,000
                                                         -----------  -----------
Net increase in cash and cash equivalents..............     776,000    1,229,000
Cash and cash equivalents at beginning of period.......   2,012,000    2,049,000
                                                         -----------  -----------
Cash and cash equivalents at end of period............. $ 2,788,000  $ 3,278,000
                                                         ===========  ===========
Supplemental disclosures of cash flow information:
   Cash paid for interest, net of interest capitalized. $   193,000  $   192,000
                                                         ===========  ===========
Noncash financing activities:
   Preferred stock dividends........................... $   331,000  $ 1,533,000
                                                         ===========  ===========

   Warrants issued for services........................ $       --   $ 2,249,000
                                                         ===========  ===========

   Tenant improvements financed by leasing company..... $       --   $   456,000
                                                         ===========  ===========

   Preferred stock dividends paid in common stock...... $   446,000  $       --
                                                         ===========  ===========

See notes to condensed financial statements.

ABAXIS, INC.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The condensed unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2001. The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented. Certain amounts as presented in the financial statements for the previous periods have been reclassified to conform to the fiscal year 2002 financial statement presentation. The results for the period ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2002 or for any future period.

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income - Comprehensive income was the same as net income for the three months and nine months ended December 31, 2001 and 2000.

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

In November 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" which addresses the recognition, measurement, and income statement classification for certain sales incentives offered voluntarily by a vendor without charge to customers. EITF Issue No. 00-14 was effective for the Company in the fourth quarter of 2001. As a result of its application, the Company has reclassified selling expenses related to products given to customers at no charge from selling, general and administrative expenses to cost of product sales for the three months and nine months ended December 31, 2000 in the amount of approximately $123,000 and $305,000, respectively.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. Abaxis is required to adopt SFAS No. 143 at the beginning of the Company's fiscal year 2004. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 143.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. Abaxis is required to adopt SFAS No. 144 at the beginning of the Company's fiscal year 2003. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 144.

3. PER SHARE INFORMATION

Basic earnings (loss) per share is computed based upon the weighted average number of shares of common stock outstanding and the net income (loss) attributable to common shareholders. Diluted earnings per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Shares used in the calculation of diluted earnings per share for the three and nine months ended December 31, 2001 exclude an aggregate of 3,435,720 and 2,819,167 common equivalent shares, respectively, and for the three and nine months ended December 31, 2000 exclude an aggregate of 1,540,000 and 1,026,000 common equivalent shares, respectively, related to outstanding options and warrants, using the treasury stock method and related to preferred shares issuable upon conversion of preferred stock, as their effect would be antidilutive.

In conjunction with the issuance of 6,578 shares of Series D convertible preferred stock at $1,000 per share in October 2000 and November 2000, each investor received warrants to purchase 50 shares of common stock for each preferred share acquired. The common stock warrants are exercisable at $7.00 per share through October 3, 2006. The portion of proceeds attributable to the value of such warrants of $1,418,000, determined using the Black-Scholes option-pricing model, and a corresponding charge reflecting the value of the embedded beneficial conversion feature was allocated to common stock. During the three and nine months ended December 31, 2000, the Company recorded dividend charges related to the accretion of the beneficial conversion feature of $1,418,000. The loss attributable to common shareholders for the three and nine months ended December 31, 2000 also includes accrued dividends payable to preferred shareholders. The reconciliation of net income (loss) to net income (loss) attributable to common shareholders is as follows:

                                                 Three Months Ended         Nine Months Ended
                                                   December 31,                December 31,
                                             -------------------------   -------------------------
                                                   2001          2000          2001          2000
                                             -----------   -----------   -----------   -----------
Net income (loss).......................... $   446,000  $   (561,000) $    667,000  $    342,000
Preferred stock dividends..................    (115,000)     (115,000)     (331,000)     (115,000)
Beneficial conversion feature
  attributable to Series D Preferred Stock.         --     (1,418,000)          --     (1,418,000)
                                             -----------   -----------   -----------   -----------
Net income (loss) attributable to
  common shareholders...................... $   331,000  $ (2,094,000) $    336,000  $ (1,191,000)
                                             ===========   ===========   ===========   ===========

The reconciliation of the weighted average number of common shares outstanding used in calculating basic earnings (loss) per share and in calculating diluted earnings (loss) per share is as follows:

                                                 Three Months Ended         Nine Months Ended
                                                   December 31,                December 31,
                                             -------------------------   -------------------------
                                                2001          2000          2001          2000
                                             -----------   -----------   -----------   -----------
Weighted average number of common
  shares outstanding used in calculating
  basic earnings (loss) per share..........  16,322,000    15,914,000    16,241,000    15,869,000
Weighted average number of dilutive
  stock options outstanding using
  the treasury stock method................     412,000           --        482,000           --
                                             -----------   -----------   -----------   -----------
Weighted average number of shares
  outstanding used in calculating
  diluted earnings per share...............  16,734,000    15,914,000    16,723,000    15,869,000
                                             ===========   ===========   ===========   ===========

4. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                             December 31,    March 31,
                                                 2001          2001
                                             -----------   -----------
Raw materials.............................. $ 2,140,000  $  3,339,000
Work-in-process............................   1,447,000     1,284,000
Finished goods.............................   1,601,000     1,523,000
                                             -----------   -----------
                                            $ 5,188,000  $  6,146,000
                                             ===========   ===========

5. LINE OF CREDIT AND LONG-TERM DEBT

In September 2001, the Company refinanced its existing line of credit and equipment financing loans. The new line of credit provides for borrowings of up to $6,250,000. Under this new line of credit agreement, $5,000,000 is collateralized by the Company's domestic receivables and $1,250,000 is collateralized by its receivables and inventory related to foreign customer sales. Of the $5,000,000 domestic line of credit, $820,000 was committed to secure the letter of credit for the lease of the Company's headquarters, $700,000 was committed to secure the equipment financing loan and another $200,000 was committed to secure other miscellaneous items. The line of credit bears interest, payable monthly, at the prime rate (4.75% at December 31, 2001) plus 1.0% and expires in September 2002. At December 31, 2001 the amount outstanding under the line of credit was $1,581,000 and $1,259,000 was available for additional borrowings.

In September 2001, the Company refinanced its existing equipment financing loans by consolidating the two existing loans into one loan. At December 31, 2001, the Company had $1,153,000 outstanding under the new equipment-financing loan, which is collateralized by the Company's equipment and bears interest at the prime rate (4.75% at December 31, 2001) plus 1.5%. Payments are due in monthly installments of principal and interest totaling approximately $61,000 over a period of approximately two years.

The net book value of assets pledged as collateral under the line of credit and equipment financing loans totaled $6,612,000 and $6,570,000 at December 31, 2001 and 2000, respectively.

The line of credit and equipment financing agreements contain certain financial covenants, which are evaluated on a quarterly basis. These financial covenants state that there is a requirement that the Company have a minimum net profit of $1.00 for each quarter and liquidity coverage, as defined, of not less than 2.00 to 1.00 along with a minimum of six months remaining liquidity, as defined. Additionally, the Company is restricted from paying cash dividends on any of its outstanding stock, except for cash dividends of up to $460,000 annually to its preferred shareholders. At December 31, 2001, the Company was in compliance with all of these covenants.

6. CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any patient care setting to provide clinicians with rapid blood constituent measurements. The following is a summary of revenues from external customers for each group of products and services provided by the Company:

                                                 Three Months Ended         Nine Months Ended
                                                   December 31,                December 31,
                                             -------------------------   -------------------------
                                                2001          2000          2001          2000
                                             -----------   -----------   -----------   -----------
Blood analyzers............................ $ 2,620,000  $  3,939,000  $  7,535,000  $ 10,968,000
Reagent discs and kits.....................   4,775,000     3,389,000    13,377,000    10,612,000
Other......................................     540,000       191,000     1,176,000       268,000
                                             -----------   -----------   -----------   -----------
  Product sales, net.......................   7,935,000     7,519,000    22,088,000    21,848,000
Development and licensing
  revenue..................................      35,000        35,000       135,000       177,000
                                             -----------   -----------   -----------   -----------
Total revenues............................. $ 7,970,000  $  7,554,000  $ 22,223,000  $ 22,025,000
                                             ===========   ===========   ===========   ===========

One customer, Vedco Inc., accounted for 43% and 53% of total revenues for the three-month periods ended December 31, 2001 and 2000, respectively. Vedco Inc. also accounted for 46% and 52% of total revenues for the nine-month periods ended December 31, 2001 and 2000, respectively.

The following is a summary of revenues by geographic region based on customer location:

                                                 Three Months Ended         Nine Months Ended
                                                   December 31,                December 31,
                                             -------------------------   -------------------------
                                                2001          2000          2001          2000
                                             -----------   -----------   -----------   -----------
United States ............................. $ 6,778,000  $  6,340,000  $ 19,323,000  $ 18,541,000
Europe ....................................     841,000       707,000     1,958,000     2,015,000
Asia and Latin America.....................     351,000       507,000       942,000     1,469,000
                                             -----------   -----------   -----------   -----------
Total ..................................... $ 7,970,000  $  7,554,000  $ 22,223,000  $ 22,025,000
                                             ===========   ===========   ===========   ===========

The Company's long-lived assets are located in the United States.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect the Company's current views with respect to future events and financial performance. In this report, the words "anticipates", "believes", "expects", "future", "intends", "plans", and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include market acceptance of the Company's products and continuing development of its products, obtaining required Food and Drug Administration ("FDA") clearance and other government approvals, risks associated with manufacturing and distributing products on a commercial scale, including complying with Federal and state food and drug regulations, and general market conditions and competition. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company assumes no obligation to update any forward-looking statements as circumstances change.

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

In the three months ended December 31, 2001, the Company's U.S. revenues accounted for 85% of its total revenues versus 84% in the three months ended December 31, 2000. In the nine months ended December 31, 2001, the Company's U.S. revenues accounted for 87% of its total revenues versus 84% in the nine months ended December 31, 2000. International revenues accounted for 15% of total revenues in the three months ended December 31, 2001 versus 16% in the three months ended December 31, 2000. In the nine months ended December 31, 2001, international revenues accounted for 13% of its total revenues versus 16% in the nine months ended December 31, 2000. The reason for the increase in U.S. revenues and decrease in international revenues was due to the continued strengthening of the U.S. dollar.

During the three months ended December 31, 2001, the Company shipped 341 point-of-care blood analyzers worldwide, a 35% decrease from 523 instruments shipped in the three months ended December 31, 2000. During the nine months ended December 31, 2001, the Company shipped 962 point-of-care blood analyzers worldwide, a 32% decrease from 1,408 instruments shipped in the nine months ended December 31, 2000. The September 11, 2001 events continued to impact the Company's instrument sales into the quarter ended December 31, 2001 as most of the pending sales at the time of the events were either postponed or indefinitely put on hold.

Reagent discs shipped during the three months ended December 31, 2001 were approximately 415,000, an increase of 32% compared to shipments of approximately 315,000 reagent discs during the three months ended December 31, 2000. Reagent discs shipped during the nine months ended December 31, 2001 were approximately 1,169,000, an increase of 18% compared to shipments of approximately 991,000 reagent discs during the nine months ended December 31, 2000. The increase in reagent disc shipments is consistent with the Company's belief that there will be increasing recurring reagent disc revenue as the Company's product lines achieve greater market penetration and more consistent utilization. This growth is mainly attributable to the expanded installed base of VetScan DXS systems and higher consumption rates of institutional users. There can be no assurance that growth in revenues or unit sales will continue.

Sales for any future periods are not predictable with a significant degree of certainty. The Company generally operates with limited order backlog because its products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. The Company's expense levels, which are to a large extent fixed, are based in part on its expectations of future revenues. Accordingly, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would have an immediate materially adverse impact on operating results and financial condition. The Company's sales may be adversely impacted by pricing pressure from competitors. Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our VetScan DXS and Piccolo products and to compete with other competitors successfully. The Company believes that period to period comparisons of its results of operations are not necessarily meaningful. There has been little or no impact on the Company's business due to inflation.

The Company has introduced the Canine Heartworm test to the market. In the three months ended December 31, 2001, revenues related to the Canine Heartworm test have not been significant. The Company also entered human clinical trials for Basic Metabolic and MetLyte 8 and experienced positive response to these new panels. The Company is currently preparing to enter human clinical trials for phosphorous and magnesium and veterinarian clinical trials for Avian Reptilian and a reformulated T4 and Cholesterol. There is no assurance that the products will be successfully developed or that the United States Food and Drug Administration will approve the marketing application.

The Company's periodic operating results have in the past varied and in the future may vary significantly depending on, but not limited to, a number of factors, including the level of competition; the size and timing of sales orders; market acceptance of current and new products; new product announcements by the Company or its competitors; changes in pricing by the Company or its competitors; the ability of the Company to develop, introduce and market new products on a timely basis; component costs and supply constraints; manufacturing capacities and ability to scale up production; the mix of product sales between the analyzers and the reagent discs; mix in sales channels; levels of expenditures on research and development; changes in Company strategy; personnel changes; regulatory changes; and general economic trends. The Company's operating results have been impacted by the September 11 events which caused delays on shipment and postponement or cancellation of sales orders. The Company's future operating results may vary significantly depending on risks stemming from further possible terrorist attacks after September 11.

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

Results of Operations

Total Revenues

During the three months ended December 31, 2001, the Company reported total revenues of $7,970,000, a $416,000 or 6% increase from total revenues of $7,554,000 for the three months ended December 31, 2000. During the nine months ended December 31, 2001, the Company reported total revenues of $22,223,000, a $198,000 or 1% increase from total revenues of $22,025,000 for the nine months ended December 31, 2000. The revenues increase was attributable to strong reagent disc sales in the U.S due to an expanded installed base of VetScan DXS systems and higher consumption rates of institutional users. The increase in reagent sales is consistent with the Company's razor/razorblade business model as recurring revenue grows from machines previously placed and the corresponding increase in reagent disc sales.

During the three months ended December 31, 2001, net product sales were $7,935,000, a $416,000 or 6% increase from the $7,519,000 for the three months ended December 31, 2000. The change in net product sales was due to an increase of $1,386,000 in reagent sales and an increase of $349,000 in other sales most of which was mainly due to an increase in Orbos sales offset by a decrease of $1,319,000 in instrument sales. During the nine months ended December 31, 2001, net product sales were $22,088,000, a $240,000 or 1% increase from the $21,848,000 for the nine months ended December 31, 2000. The change in net product sales was due to an increase of $2,765,000 in reagent sales and an increase of $908,000 in other sales most of which was due to an increase in Orbos sales offset by a decrease of $3,433,000 in instrument sales.

During the three months ended December 31, 2001, the Company reported development and licensing revenues of $35,000 which were the same as for the three months ended December 31, 2000. During the nine months ended December 31, 2001, the Company reported development and licensing revenues of $135,000, a $42,000 or 24% decrease from $177,000 for the nine months ended December 31, 2000. The fluctuations in development and licensing revenue are due to changes in our customers' use of the Company's Orbos technology.

Total revenues in the U.S. for the three months ended December 31, 2001 were $6,778,000, a $438,000 or 7% increase from total U.S. revenues of $6,340,000 for the three months ended December 31, 2000. The increase in revenues in the U.S. for the three months ended December 31, 2001 reflects both an increase in reagent sales of approximately $1,221,000 and development and licensing revenue of approximately $348,000, which was partially, offset by a decrease in instruments sales of $1,131,000. Total revenues in the U.S. for the nine months ended December 31, 2001 were $19,323,000, a $782,000 or 4% increase from revenues of $18,541,000 for the nine months ended December 31, 2001. The increase in revenues in the U.S. for the nine months ended December 31, 2001 reflects both an increase in reagent sales of approximately $2,511,000 and development, licensing and other revenue of approximately $866,000, which was partially, offset by a decrease in instruments sales of $2,595,000.

Total revenues in Europe for the three months ended December 31, 2001 were $841,000, a $134,000 or 19% increase from revenues of $707,000 for the three months ended December 31, 2000. The increase in revenues for the three months ended December 31, 2001 was due to the Company's efforts in promoting sales in Europe, which led to increased customer base. Total revenues in Europe for the nine months ended December 31, 2001 were $1,958,000, a $57,000 or 3% decrease from revenues of $2,015,000 for the nine months ended December 31, 2000. The decrease in revenues in Europe for the nine months ended December 31, 2001 was due to a decrease in instrument sales of $375,000, which was offset by an increase in reagent sales of $318,000. The decrease in instrument sales was a result of the strong US dollar during the period, relative to European currencies, which also impacted the purchasing ability of potential European customers.

Total revenues in Asia and Latin America for the three months ended December 31, 2001 were $351,000, a $156,000 or 31% decrease from revenues of $507,000 for the three months ended December 31, 2000. The decrease in Asia and Latin America revenues for the three months ended December 31, 2001 were due to a decrease in instrument sales of $162,000 offset by an increase in reagent sales of $6,000. Total revenues in Asia and Latin America for the nine months ended December 31, 2001 were $942,000, a $527,000 or 36% decrease from revenues of $1,469,000 for the nine months ended December 31, 2000. The decrease in Asia and Latin America revenues for the nine months ended December 31, 2001 were due to both a decrease in instrument sales of $463,000 and reagent sales of $64,000, which was a result of the strong US dollar relative to the local currencies, which impacted the purchasing ability of potential customers.

Cost of Product Sales

Cost of product sales during the three months ended December 31, 2001 was $4,139,000, or 52% of product sales, as compared to $4,550,000, or 61% of product sales, in the three months ended December 31, 2000. Cost of product sales during the nine months ended December 31, 2001 was $11,728,000 or 53% of product sales, as compared to $11,863,000 or 54% of product sales in the nine months ended December 31, 2000. The higher cost of product sales for both periods in 2000 was due to the Company's manufacturing process being idle for six weeks during the third quarter as the Company relocated to new facilities. This temporary shutdown of manufacturing cost the Company approximately $652,000. The increase for both periods in 2000 in cost of product sales as a percentage of product sales was a result of additional overhead costs incurred associated with the Company's relocation to new facilities.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $2,331,000, or 29% of total revenues, in the three months ended December 31, 2001 compared to $2,792,000, or 37% of total revenues, in the three months ended December 31, 2000. Selling, general and administrative expenses were $6,850,000, or 31% of total revenues, in the nine months ended December 31, 2001 compared to $7,205,000, or 33% of total revenues, in the nine months ended December 31, 2000. The higher selling, general and administrative expenses for both periods in 2000 was primarily due to the one time charges of $380,000 associated with the relocation to new facilities during the period. The Company expects selling, general and administrative expenses to remain consistent as a percentage of revenues.

Research and Development Expense

Research and development expenses were $991,000, or 12% of total revenues, in the three months ended December 31, 2001, compared to $784,000, or 10% of total revenues, in the three months ended December 31, 2000. Research and development expenses were $2,835,000, or 13% of total revenues, in the nine months ended December 31, 2001 compared to $2,610,000, or 12% of total revenues, in the nine months ended December 31, 2000. The Company expects the dollar amount of research and development expenses to slightly increase in fiscal 2002 as compared to fiscal 2001 and slightly increase as a percentage of total revenues as the Company completes development and clinical trials of new test methods to expand its test menus as well as other development projects. There can be no assurance, however, that the Company will undertake such research and development activities in future periods or, if it does that such activities will be successful.

Interest Income

The Company's interest income was $13,000 for the three months ended December 31, 2001, compared to $24,000 for the three months ended December 31, 2000. Interest income for the nine months ended December 31, 2001 was $65,000 compared to $88,000 for the nine months ended December 31, 2000. The interest income of $65,000 in fiscal 2002 included $38,000 of imputed interest proceeds from the Company's rental reagent program and $27,000 from interest earned on cash and cash equivalents. The decrease in interest income is mainly due to a decrease in interest rates.

Interest and Other Expense

The Company incurred interest expense of $51,000 on its capital equipment loan and its line of credit during the three months ended December 31, 2001. No interest was capitalized during the period. The Company incurred interest expense of $13,000 on its capital equipment loans and its line of credit during the three months ended December 31, 2000, net of capitalized interest of $69,000 on the purchase and installation of the new semi-automated disc production line. Interest expense for the nine months ended December 31, 2001 was $173,000, net of capitalized interest of $74,000 and other expense of $6,000 for currency losses. Interest expense for the nine months ended December 31, 2000 was $74,000, net of capitalized interest of $150,000. The Company expects interest expense to increase in fiscal 2002 as additional bank financing is used to meet working capital requirements associated with an anticipated increase in sales.

Income Taxes

Income taxes totaled $25,000 for the three months ended December 31, 2001 and no income tax expense was provided for the three months ended December 31, 2000. Income taxes totaled $29,000 for the nine months ended December 31, 2001 compared to $19,000 for the nine months ended December 31, 2000. Income tax expense in these two periods primarily represents taxes on the portion of taxable income for which net operating loss carry-forwards could not be utilized under the federal alternative minimum tax rules.

Liquidity and Capital Resources

As of December 31, 2001, the Company had $2,788,000 in cash and cash equivalents. The Company expects to incur substantial additional costs to support its future operations, including further commercialization of its products and development of new test methods that will allow the Company to further penetrate the human diagnostic market; acquisition of capital equipment for the Company's manufacturing facility, which includes the ongoing costs related to continuing development of its current and future products; completion of development and implementation of a semi-automated manufacturing line to provide capacity for anticipated increased commercial volumes of reagent discs; and additional pre-clinical testing and clinical trials for its current and future products.

Net cash provided by operating activities during the nine months ended December 31, 2001 was $1,718,000 compared to net cash used of $2,324,000 in the nine months ended December 31, 2000. The change in net cash used to net cash provided by operating activities was due primarily to decreases totaling $1,742,000 in trade receivables, inventories and deposits and other assets and increases totaling $564,000 in accrued payroll and related expenses, warranty reserve, other accrued liabilities, deferred rent and deferred revenue. The decrease in trade receivables was attributable to lower outstanding days of sales as a result of better collections. The higher inventory level in Fiscal 2001 was mainly a result of cash used to fund Piccolo inventory for orders which did not materialize until Fiscal 2002. These sources of cash were partially offset by an increase of $572,000 in prepaid expenses and a decrease in accounts payable and long-term commission obligations totaling $1,991,000.

Net cash used in investing activities for the nine months ended December 31, 2001 was $562,000 as compared to net cash used of $5,095,000 for the nine months ended December 31, 2000. The significant decrease in net cash used is due to a decrease in purchases of property and equipment.

Net cash used in financing activities for the nine months ended December 31, 2001 was $380,000 as compared to net cash provided of $8,648,000 for the nine months ended December 31, 2000. Cash used in financing activities for the nine months ended December 31, 2001 was primarily the result of repayments on the line of credit, equipment financing loan and capital lease obligations totaling $1,359,000, which were partially offset by proceeds from the exercise of common stock options of $379,000 and net borrowings of $600,000 from the line of credit. Cash provided by financing activities for the nine months ended December 31, 2000 was primarily the result of proceeds of $6,443,000 for the issuance of preferred stock, $1,023,000 from the issuance of common stock, net borrowings of $1,000,000 from the equipment financing loan and net borrowings of $500,000 from the line of credit.

In September 2001, the Company refinanced its existing line of credit and equipment financing loans. The new line of credit provides for borrowings of up to $6,250,000. Under this new line of credit agreement, $5,000,000 is collateralized by the Company's domestic receivables and $1,250,000 is collateralized by its receivables and inventory related to foreign customer sales. Of the $5,000,000 domestic line of credit, $820,000 was committed to secure the letter of credit for the lease of the Company's headquarters, $700,000 was committed to secure the equipment financing loan and another $200,000 was committed to secure other miscellaneous items. The line of credit bears interest, payable monthly, at the prime rate (4.75% at December 31, 2001) plus 1.0% and expires in September 2002. At December 31, 2001 the amount outstanding under the line of credit was $1,581,000 and $1,259,000 was available for additional borrowings.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. During the quarter ended December 31, 2001, the Company was in compliance with these covenants.

In September 2001, the Company refinanced its existing equipment financing loans by consolidating the two existing loans into one loan. At December 31, 2001, the Company had $1,153,000 outstanding under the new equipment-financing loan, which is collateralized by the Company's equipment and bears interest at the prime rate (4.75% at December 31, 2001) plus 1.5%. Payments are due in monthly installments of principal and interest totaling approximately $61,000 over a period of approximately two years.

The net book value of assets pledged as collateral under the line of credit and equipment financing loans totaled $6,612,000 and $6,570,000 at December 31, 2001 and 2000, respectively.

The Company anticipates that its existing capital resources, debt financing, and anticipated revenue from the sales of its products will be adequate to satisfy its current operating and financial requirements. The Company's future capital requirements will largely depend upon the increased market acceptance of its point-of-care blood analyzer products. However, the Company's sales are not predictable due to its limited market experience with its products. In the event that sales are significantly below the anticipated levels, the Company may need to obtain additional equity or debt financing. The Company may also obtain additional equity or debt financing in the event that the Company identifies potential market opportunities or that the Company is to expand its current markets based on anticipated market demand. There can be no assurance that any such financing will be available on terms acceptable to the Company, if at all. Any additional equity financing may be dilutive to shareholders, while debt financing may involve restrictive covenants.

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

In November 2000, the Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 00-14, "Accounting for Certain Sales Incentives" which addresses the recognition, measurement, and income statement classification for certain sales incentives offered voluntarily by a vendor without charge to customers. EITF Issue No. 00-14 was effective for the Company in the fourth quarter of 2001. As a result of its application, the Company has reclassified selling expenses related to products given to customers at no charge from selling, general and administrative expenses to cost of product sales for the three months and nine months ended December 31, 2000 in the amount of approximately $123,000 and $305,000, respectively.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. Abaxis is required to adopt SFAS No. 143 at the beginning of the Company's fiscal year 2004. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 143.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. Abaxis is required to adopt SFAS No. 144 at the beginning of the Company's fiscal year 2003. The Company is currently in the process of evaluating the impact of the adoption of SFAS No. 144.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to financial market risks with respect to interest rates on the Company's line of credit and equipment financing loans. The Company does not use derivative financial instruments for speculative or trading purposes.

The line of credit's monthly interest expense is based on 1.0% over the prime rate. An increase in the prime rate would expose the Company to higher interest expenses. The balance on the line of credit was $1,581,000 as of December 31, 2001. For each 1% increase in the prime rate, the Company would pay approximately $4,000 of additional interest expense per quarter.

The annual interest expense on the equipment financing loans is based on 1.5% over the prime rate. An increase in the prime rate would expose the Company to higher interest expenses. The balance on this specific equipment financing loan was $1,153,000 as of December 31, 2001. For each 1% increase in interest rate, the Company would pay approximately $2,900 of additional interest expense per quarter.

The Company's sales are in dollars except for one customer, MELET. The Company sells the VetScan to MELET priced in Euros. The Company does not hedge this risk. There was no amount owed by MELET at December 31, 2001.

 PART II-OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

None

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its annual meeting of stockholders in Union City, California on Tuesday, October 23, 2001. Of the 16,243,325 shares outstanding as of September 4, 2001, the record date, 14,524,806 shares were present or represented by proxy at the meeting on October 23, 2001. At the meeting, the following actions were voted upon:

(1) Each of the following five director nominees was re-elected to hold office for the ensuing year on the basis of the following voting:

Clinton H. Severson For Director: 13,944,987 Withheld from Director: 561,277
Richard J. Bastiani, Ph.D. For Director: 13,970,154 Withheld from Director: 561,277
Brenton G.A. Hanlon For Director: 13,965,279 Withheld from Director: 561,277
Prithipal Singh, Ph.D. For Director: 13,965,987 Withheld from Director: 561,277
Ernest S. Tucker, III, M.D. For Director: 13,971,237 Withheld from Director: 561,277

(2) A majority of the outstanding shares of Abaxis common stock failed to vote in favor of approving an increase in the maximum aggregate number of shares of common stock authorized for issuance under the Abaxis 1998 Stock Option Plan by 1,000,000 shares. The proposal consequently failed to pass, on the basis of the following vote:

For: 3,996,743	Against: 1,373,516	Abstain: 29,675

(3) A majority of the outstanding shares of Abaxis common stock voted in favor of appointing Deloitte & Touche LLP as the Company's independent public accountants for Abaxis for the fiscal year ending March 31, 2002 on the basis of the following vote:

For: 14,475,194	Against: 26,565	Abstain: 23,047

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

None

(b) Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.

(Registrant)
Date: February 13, 2002

By:	/s/ Clinton H. Severson

Clinton H. Severson
President and Chief Executive Officer (Principal Executive Officer)

Date: February 13, 2002

By:	/s/ Alberto Santa Ines

Alberto Santa Ines
Interim Chief Financial Officer/Director of Finance (Principal Financial and Accounting Officer)