Form 10-K
period 2002-03-31
ABAXIS INC
filed 2002-07-01
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2002
or
[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _____________ to _____________

Commission file number 000-19720

ABAXIS, INC.
(Exact name of registrant as specified in its charter)

California (State of Incorporation)	77-0213001 (I.R.S. Employer Identification No.)

3240 Whipple Road
Union City, CA 94587
(Address of principal executive offices)(Zip Code)
Registrant’s telephone number, including area code: (510) 675-6500
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No par value (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   [X] No   [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, as of June 25, 2002 was approximately $76,597,339 based upon the closing sale price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose.

The number of shares of the Registrant’s common stock outstanding as of June 25, 2002, was 16,401,166.

ITEM 1. BUSINESS
General
Our Industry: In-vitro Diagnostic Testing
Abaxis Products
Customers and Distribution
Competition
Manufacturing
Government Regulation
Intellectual Property
Employees
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA
INDEPENDENT AUDITORS’ REPORT
BALANCE SHEETS
STATEMENTS OF OPERATIONS
STATEMENTS OF SHAREHOLDERS’ EQUITY
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION AND OTHER MATTERS
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) 1. Financial Statements
2. Financial Statement Schedules
3. Exhibits
(b) REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 21.1
EXHIBIT 23.1

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	63

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	65

PART IV

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	66
(a)	1. Financial Statements	66
	2. Financial Statement Schedules	66
	3. Exhibits	66
(b)	Reports on Form 8-K	66

SIGNATURES		67

EXHIBITS INDEX		70

PART I

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 that reflect Abaxis’ current view with respect to future events and financial performance. When used in this report, the words “will”, “anticipates”, “believes”, “expects”, “intends”, “plans”, “future”, and similar expressions identify forward-looking statements. The future events described in these statements involve risks and uncertainties, among them risks and uncertainties related to the market acceptance of Abaxis’ products and continuing development of its products, including required United States Food and Drug Administration (“FDA”) clearance and other government approvals, risks associated with manufacturing and distributing its products on a commercial scale, including complying with federal and state food and drug regulations, general market conditions and competition. Actual results could differ materially from those projected in the forward-looking statements as a result of factors set forth throughout this document. Abaxis undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise. Readers are advised to read this Annual Report on Form 10-K in its entirety paying careful attention to the risk factors set forth in this and other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K, copies of which may be obtained from Abaxis or from the Securities and Exchange Commission at its website at www.sec.gov.

ITEM 1.   BUSINESS

General

     Abaxis, Inc. (“us” or “we”), incorporated in California in 1989, develops, manufactures and markets portable blood analysis systems for use in any patient-care setting to provide clinicians with rapid blood constituent measurements. Our primary product is a system consisting of a compact 6.9 kilogram analyzer and a Series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 12 tests. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma using either venous or fingerstick samples. The system provides test results in less than 15 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer. We sell another system which provides a complete blood count (“CBC”) including three-part white blood cell (“WBC”) differential in less than 2 minutes and requires only 12 µL (micro liter) of whole blood. It provides results for eight selectable species, plus two user configurable programs. We currently market these systems for veterinary use under the name VetScan® and VetScan HMT (combined systems referred to as VetScan DXS) and in the human medical market under the name Piccolo®. Our primary operations and all but three of our employees are in the United States; the three remaining employees work in our office in Germany. During the fiscal years ended March 31, 2002, 2001 and 2000, approximately 86%, 85% and 82% of our revenues were from the United States, respectively, 9%, 9% and 13% were from Europe, respectively, and 5%, 6% and 5% were from Asia and Latin America, respectively.

     We offer our point-of-care blood chemistry analyzer system with a total of 22 test methods. Our repertoire of test methods includes albumin(ALB), amylase(AMY), alkaline phosphatase(ALP), alanine aminotransferase(ALT), aspartate aminotransferase(AST), calcium(CA++), chloride(CL), creatinine(CRE), creatine kinase(CK), glucose(GLU), gamma glutamyl transferase(GGT), potassium(K+), total bilirubin(TBIL), total cholesterol(tCHOL), urea nitrogen (BUN), total protein(TP), uric acid(UA), thyroxine(T4), total carbon dioxide(CO2), sodium(NA+), magnesium(MG) and phosphorous(PHOS). Nineteen of these tests are marketed for both human and veterinary markets. Tests for T4, phosphorous and magnesium are marketed exclusively in the veterinary market. We market our reagent products by configuring these 22 test methods in panels that are designed to meet a variety of clinical diagnostic needs. We currently offer 7 multi-test reagent disc products in the human medical market and 9 multi-test reagent disc products in the veterinary market.

     Our focus in the fiscal year ending March 31, 2003 will continue to be in the veterinary market where we believe we can receive immediate economic rewards, while at the same time enhancing products that will allow us to aggressively expand our presence in the human blood diagnostic market in the following years. Consequently, we expect to continue to focus on growing our reach into veterinary markets. We also, however, intend to bolster our marketing efforts of our Piccolo systems to the US armed forces and will launch a coordinated effort to expand the sales of our Piccolo systems into the civilian human diagnostic point-of-care market. Internationally, we will continue to focus our sales effort in Europe because revenues from Asia and Latin America have been difficult to achieve due to unfavorable foreign exchange rates and poor economic conditions. We re-directed sales and marketing expenses in our fiscal years ended March 31, 2002 and 2001 from Asia and Latin America to the United States and European markets and we will continue to focus our resources on the United States and European markets.

     Sales for any future periods are not predictable with a significant degree of certainty. We generally operate with limited order backlog because our products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. We currently operate in one segment.

     One of our customers, Vedco, Inc., accounted for 41%, 51% and 45% of our total revenue for the years ended March 31, 2002, 2001 and 2000, respectively.

     Our research and development expenses were $3,834,000, $3,458,000 and $3,534,000 in our fiscal years ended March 31, 2002, 2001 and 2000, respectively.

Our Industry: In-vitro Diagnostic Testing

     More than 20 billion human blood tests are performed annually worldwide. These blood tests are performed mostly in commercial laboratories, hospitals, urgent care centers or physicians’ offices. Sales of in-vitro diagnostic products for use by these facilities to conduct blood testing total approximately $15 billion per year. Although over 1,000 different tests are performed on blood, fewer than 50 different tests account for 70% of all blood testing. These tests are considered the “gatekeepers” of medical care as physicians routinely use them to diagnose and monitor the treatment of disease. A significant portion of the top 50 tests prescribed by physicians fall in the clinical chemistry category. In-vitro diagnostic products sold for the purpose of conducting clinical chemistry tests represent approximately 32% of the total $15 billion market, while diagnostic testing products for immunoassay represent another 33% of the market. With such a large volume of testing, centralized laboratories using automated batch testing equipment have become the norm in providing physicians the diagnostic test results they need to make medical treatment decisions.

     The current worldwide focus on reducing medical care costs while maintaining quality of care has encouraged the movement of blood testing out of the central laboratories into the patient care setting. This trend began in the early 1980s with the introduction of handheld devices that could perform one or two tests. In the mid-1980s, small desktop instruments such as the Abbott VISION and the Kodak DT60 (now marketed by Johnson and Johnson) were introduced for use in doctors’ offices and hospital satellite laboratories. While these systems allowed testing closer to the patient, they still required skilled technicians and were limited to performing one test at a time. As a result, multiple tests could not be performed economically and turnaround time was not significantly enhanced.

     In the United States, there are approximately 40,000 veterinarians who generate annual billings of approximately $600 million in diagnostic testing. In the veterinary market, blood testing has become more important to veterinarians by providing them valuable diagnostic information. Veterinarians have historically relied on the services of the centralized laboratories. The same factors affecting the human diagnostic market, however, also impact veterinary practices. Small desktop instruments such as the Dade Behring Analyst, Kodak DT60, and Idexx VetTest have been marketed to veterinarians to perform in-house blood testing. While these products have made in-house testing possible for veterinarians, they still require skilled technicians to properly use and maintain these products. As a result, based on our market research, more than half of the veterinarians in the United States do not perform in-house testing despite its cost and timing advantages.

     We believe that a key element of the patient-centered, cost-constrained health care system in the year 2002 and beyond will be the availability of blood analysis systems in the patient care setting that are easily and reliably operated by caregivers and provide accurate, real time results for making immediate clinical decisions. The optimal system uses whole blood, has built-in calibration and quality control, provides quick turnaround time, is portable and low cost. In addition, the optimal near-patient system should be easy to use by people with no special training and capable of transmitting test results instantly to patient information management systems.

     Abaxis has developed a blood analysis system incorporating all of these criteria into a 6.9 kilogram analyzer and a series of menu-specific, single-use reagent discs. The system is essentially a compact portable laboratory that can be easily carried to the patient. Each reagent disc is pre-configured with multiple analytes and contains all the reagents necessary to perform a fixed menu of tests. Taking the system to the patient care site instead of shipping the sample to a central laboratory makes blood testing and analysis as easy as measuring the patient’s blood pressure, temperature, and heart rate and eliminates the necessity of multiple visits to the doctor’s office. Additional advantages of near-patient testing include eliminating errors from sample handling, transcription, and transportation, which, studies have shown, may cause up to 85% of reporting errors. We have also adapted this blood analysis system to the veterinary market in order to bring the same advantages to animal healthcare professionals and patients.

Abaxis Products

Point-of-Care Blood Chemistry Analyzers

     Our point-of-care blood chemistry analyzer is a portable spectrophotometer, which is a device that measures the absorption of light at various wavelengths. A variable speed motor is used to spin a reagent disc for sample processing. The chemical reactions in the disc’s cuvettes are measured optically by detecting the light absorbance of the solutions in the cuvettes at pre-determined wavelengths. The absorbances are converted to clinically relevant units by a measurement microprocessor. Results are stored by the analyzer’s interface microprocessor, sent to an RS232 port and printed on result cards by an internal thermal printer. The features of the analyzer include a small required sample size (100 µL) of whole blood, serum or plasma, an intelligent quality control system that includes many self-test functions to ensure quality results, a built-in instrument self calibration, a built-in printer, a quick turn-around time of less than 15 minutes, minimal operational training and ease of information transmission using a computer port on the analyzer.

Hematology

     In March 1999, we signed an original equipment manufacturing (OEM) and distribution agreement with MELET Schloesing Laboratories (MELET) under which we market and sell the MELET hematology instrument and reagents and MELET markets and sells the VetScan DXS and Piccolo products. We market the MELET hematology instrument as the VetScan HMT in the veterinary market. Under the agreement, we have the right to market the HMT in the United States, Canada, Mexico, the United Kingdom, Australia and Israel.

     MELET markets and sells the VetScan DXS and Piccolo products in France, Austria, Belgium, the Netherlands and the Middle East, excluding Israel. MELET launched its sales of the VetScan DXS in the first quarter of fiscal year ended March 31, 2000.

     The VetScan HMT is a hematology analyzer, which provides a complete blood count (“CBC”) including three-part white blood cell (“WBC”) differential in less than 2 minutes and requires only 12 µL of whole blood. It provides results for eight selectable species, plus two user configurable programs. We sell one type of reagent kit with the analyzer.

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

     To perform a panel of tests, the operator collects a blood sample via finger puncture or venipuncture (the latter requiring a trained phlebotomist). The operator then transfers the sample into the reagent disc. The operator places the disc into the analyzer drawer, and enters patient, physician, and operator identification numbers. The analyzer spins the disc to separate cells from plasma, meters and mixes plasma with diluent, distributes diluted plasma to the cuvettes, and monitors chemical reactions. In less than 15 minutes, results are printed out on a result card with an adhesive backing for inclusion in the patient’s medical record. A computer port enables transmission of patient results to external computers for patient data management.

     We introduced our Piccolo system to the human marketplace in November 1995 with two reagent discs, General Health Panel 8 and General Health Panel 11. In November 1996, we introduced the Liver Panel Plus 9 disc, which was enabled by the 510(k) clearance of the GGT test that we received from the U.S. Food and Drug Administration (“FDA”) in September 1996. Subsequently, we have released four other differently configured reagent disc products to meet different physicians’ needs, mostly in the international markets. However, we will have limited sales in the human marketplace until the completion of the requisite analytes. As of June 2002, a total of seven reagent disc products were marketed worldwide for use with the Piccolo system, which included the Basic Metabolic and Electrolyte Panels introduced in December 2001.

     The VetScan system was introduced in the US veterinary market in July 1994. We initially launched the system with the Diagnostic Profile, a nine-test reagent product. Since then, we have added new test methods and new reagent disc products targeted to fulfill different veterinary diagnostic needs. We introduced the Diagnostic Profile II (DPII) and the Large Animal Profile (LAP) in the fourth quarter of fiscal 2001. The DPII offers phosphorous for the detection of renal disease and the LAP offers phosphorous and magnesium tests primarily used in dairy animals. The newest additions to the VetScan family of reagent products include the Avian/Reptilian Profile introduced to the market in February 2002. The Avian/Reptilian profile offers unique capabilities to diagnose illnesses and according to research is the fastest growing segment of veterinary medicine. As of June 2002, we offered a total of nine reagent disc products to our veterinary customers.

Orbos Process

     The dry reagents used in our reagent discs are produced using a proprietary technology called the Orbos® Discrete Lyophilization Process. This process allows the production of an accurate, precise amount of active chemical ingredient in the form of a soluble bead. The Orbos process involves flash-freezing a drop of liquid reagent to form a solid bead and then freeze-drying the bead to remove water. The Orbos beads are stable in dry form and dissolve rapidly in aqueous solutions. We believe that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. We have licensed the technology underlying the Orbos process to Pharmacia Biotech and we have a supply contract with Becton Dickinson Immunocytometry Systems for products using the Orbos process. We continue to explore potential applications with other companies, although there can be no assurance that we will be able to develop any new applications for the Orbos process.

VetScan Canine Heartworm Antigen Test

     In December 2001, we introduced the VetScan Canine Heartworm Antigen Test. The VetScan Canine Heartworm Antigen Test is the first of a portfolio of rapid antigen tests that we intend to introduce to the veterinary market. Future products are expected to address Feline Heartworm, Canine Parvovirus Antigen test (Parvo) and Feline Leukemia Virus Antigen test (FeL V). The test is a stand-alone lateral flow device similar in format to simple to use pregnancy tests. Results are available in a maximum of 10 minutes. Comparative clinical tests demonstrating excellent performance have already been conducted on the VetScan Canine Heartworm Antigen Test at a number of veterinary hospitals, a major teaching hospital and a state-of-art veterinary reference lab. Results at all clinical sites showed equivalent or superior performance to laboratory standards and other clinic-based rapid test products. We currently purchase the VetScan Canine Heartworm Antigen Test from SA Scientific, Inc., of San Antonio, Texas, a privately-held leader in the development and manufacture of a wide-range of one-step rapid tests for various diseases.

Future Products

     We continue to develop new products that we believe will provide further opportunities for growth in the human and veterinary markets. We are currently working on the development of Renal, Hepatic, Comprehensive Metabolic, T4/Cholesterol profiles and also Triglycerides and HDL for incorporation into a lipid panel rotor. These rotors are currently in pre-clinical testing or clinical trials and expected to be introduced in the fiscal year ending March 31, 2003. Additional development of test methods for other disc products will be targeted at specific applications based on fulfilling clinical needs. Our current focus of test methods development is in clinical chemistry. In addition to clinical chemistry, we have demonstrated our ability to perform immunoassay tests in our blood analysis system by successfully developing the Thyroxine (T4) test in the veterinary market. We believe other homogeneous immunoassay methods can be performed with our discs to measure a wide assortment of blood analytes, such as therapeutic drugs and controlled substances. Although there can be no assurance that we will be able to develop any of these potential products, we believe that our technology and expertise will allow us to develop reagent disc products in the future to provide a variety of additional blood tests.

Customers and Distribution

Customers

     Abaxis sells its point-of-care blood analyzer products and reagent discs either directly or through distributors depending on the needs of the customer segment. In the delivery of human or veterinary care there are many kinds of providers and a multitude of sites where Abaxis products could be used as an alternative to relying on a central laboratory for blood test information. We believe that our current Piccolo system menu of 19 reagent test methods is suitable for certain niche market segments of the human medical market. These niche market segments include military installations (ships, field hospitals and mobile care units), urgent care and walk-in clinics (free-standing or hospital-connected), home care providers (national, regional or local), nursing homes, acute care hospitals, ambulance companies, dialysis centers, hospital labs and draw stations. We believe that our veterinary reagent product offerings meet a substantial part of the clinical diagnostic needs of veterinarians. Potential customers for the VetScan DXS are primarily companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine practitioners, veterinary referral hospitals, and private toxicology laboratories and university and government toxicology research laboratories.

Distribution Within North America

     We sell our human-oriented products directly to those customers who serve large human patient populations with employed caregivers such as the military, hospitals, and managed care organizations. As a result of health care reform, we expect a consolidation of providers with more centralized purchasing of medical products based on the standardization of care and the use of patient outcome studies to influence purchase decisions. We plan to achieve our direct sales objectives by employing highly skilled sales specialists and eventually sales teams which will work closely with providers in performing studies to show that the use of the Piccolo point-of-care blood chemistry analyzer rather than laboratory alternatives can provide better outcomes at a lower cost.

     We use distributors for those customers who desire to purchase reagent discs frequently and in small quantities. These distributors also contribute to identifying potential customers and introducing the product, but often need the support of our personnel in closing the sale. Product distributors are generally of two types: large companies that primarily serve hospitals, clinics and large health maintenance organizations (HMOs) nationwide using multiple warehouses and extensive transportation systems and smaller companies that provide the daily supplies needed by office-based physicians. In the human market, national firms sell thousands of products, including furniture, capital equipment, surgical instruments and a myriad of consumables. The smaller companies generally direct their product offerings to those items a physician uses daily in caring for primarily ambulatory patients. These firms also may sell lower priced equipment such as diagnostic instruments, which are used in conjunction with consumable reagents.

     Veterinarians are served typically by local distributors, some with national affiliations. We currently have a non-exclusive agreement with Vedco, Inc., which is a national network of fourteen independent distributors with 23 sales offices in the US. We also have eight additional distribution agreements with regional distributors. In addition to selling through distributors, we directly supply our VetScan DXS products to Veterinary Centers of America (VCA), the nation’s largest veterinary hospital chain. We intend to enter into arrangements with additional veterinary distributors as well as pursue direct veterinary sales where appropriate.

Distribution Outside of North America

     Our international sales and marketing objectives include identifying and defining the market segments in each country by product and then focusing on specific objectives for each segment in each country. These specific objectives include modification and expansion of distribution and distributor training and monitoring to ensure the attainment of sales goals.

     We currently have distribution agreements in the following countries: Argentina, Austria, Bahrain, Belgium, China, France, Germany, Greece, Hong Kong, Israel, Italy, Japan, Korea, Mexico, New Zealand, Nigeria, Norway, Poland, Portugal, South Africa, Spain, Switzerland, United Arab Emirates, the United Kingdom and Venezuela. Each

distributor agreement contains a number of requirements that must be met to retain exclusivity, including minimum order quantity commitments, trade show and promotion requirements and a specified number of demonstration analyzer requirements. In most cases, the foreign distributors need to either go through a FDA-equivalent approval process with national regulators or clinical trials/market evaluations with their local opinion leaders in the medical field. Each distributor is responsible for obtaining the required approvals. There can be no assurance that any of our distributors will be successful in obtaining proper approvals for Abaxis products in their respective countries or that these distributors will be successful in marketing Abaxis products. In August 2001, we signed a non-exclusive agreement with Scil Animal Care Company GmbH of Germany, a leading supplier of veterinary technology and supplies, to distribute VetScan in Europe. We plan to continue to enter into additional distribution agreements to enhance our international distribution base and solidify our international presence.

Competition

     Our competition includes clinical laboratories, hospitals and independent laboratories and manufacturers of bench top multi-test analyzers and other near-patient test systems. Blood analysis is a well-established field in which there are a number of competitors, which have substantially greater financial resources and larger, more established marketing, sales and service organizations than us.

     Historically, most human medical testing has been performed in the hospital or commercial laboratory setting. Clinical laboratories have traditionally been effective at processing large panels of tests using skilled technicians and complex equipment. Our products compete with the clinical laboratories with respect to range of tests offered, the immediacy of results and cost effectiveness. While Abaxis cannot provide the same range of tests, we believe that our products will provide a sufficient breadth of test menus to compete successfully with clinical laboratories on the basis of immediacy of results and cost effectiveness. Our products compete with other products in the marketplace with respect to ease-of-use, the ability to conduct tests without a skilled technician, the ability to conduct multiple test panels, breadth of tests, built-in calibration and quality control, cost effectiveness and quality of results.

     Most of our current and potential competitors have significantly greater financial and other resources than Abaxis, and we expect that competition will continue to be intense. In particular, most of these competitors have large sales forces and well-developed channels of distribution. To compete, we must develop effective channels of distribution and a focused dedicated sales force. Our principal competitor in the veterinary market is IDEXX Laboratories, Inc.

Manufacturing

     We began manufacturing our VetScan products for the commercial market during the fiscal year that ended March 31, 1995. The VetScan HMT is manufactured by MELET in France and is purchased by us as a completed instrument. We began manufacturing Piccolo products for commercial sale in the fiscal year that ended March 31, 1996. To produce and commercially ship Piccolo products, we must have a license to manufacture medical products in the State of California, where we conduct our principal manufacturing activities, and have approval from the FDA as a medical device manufacturer. In May 1996, we received our initial license to manufacture medical products from the State of California. In September 1996, the FDA granted our manufacturing facility “in compliance” status, according to the regulations for current Good Manufacturing Practices (“cGMP”) for medical devices. Our manufacturing facility is inspected by the FDA and the State of California on a routine basis, typically once every 24 months. We received our manufacturing license for our Union City facility from the State of California in May 2001. In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards. Although we are not required to comply with all of the government regulations applicable to the human market when manufacturing the VetScan DXS products, we have established all of our manufacturing operations to be cGMP and Quality System Regulations (“QSR”) compliant as this ensures product quality and integrity regardless of end use or patient.

     In addition to the development of standardized manufacturing processes and quality control programs for the entire manufacturing process, our manufacturing activities are concentrated in the following three primary areas:

Point-of-Care Blood Chemistry Analyzer

     The analyzer used in the Piccolo and VetScan system employs a variety of components designed or specified by Abaxis, including a variable speed motor, microprocessors, a liquid crystal display, a result card printer, a spectrophotometer and other electronic components. These components are manufactured by several third party vendors that have been qualified and approved by Abaxis and then assembled by contract manufacturers for Abaxis. The components are assembled at the Abaxis facility into the finished product and completely tested to ensure that the finished product meets product specifications. The analyzer uses technologically advanced components, many of which are available only from single source vendors. During the fiscal years ended March 31, 2002, 2001 and 2000, we were successful in identifying potential alternate suppliers of some critical components and will continue to work on qualifying additional vendors to protect our source of supply on these crucial items.

Reagent Disc

     The molded plastic discs used in the manufacture of the reagent disc are manufactured to our specifications by an established injection-molding manufacturer. To achieve the precision required for accurate test results, the discs must be molded to very narrow tolerances. We believe that only a few manufacturers are capable of manufacturing to such tolerances. To date, we have qualified two manufacturers to mold the discs and we have eight qualified molds. We have also qualified a second site for one of the manufacturers. We are also working with our suppliers to improve yields and increase capacity on the existing production molds. While we have increased the number of disc molding tools to strengthen and better protect our line of supply, the inability of our injection-molding manufacturers to supply sufficient discs would have a material adverse impact on our results of operations.

     We assemble the reagent discs by using the molded plastic discs, loading the disc with reagents and then ultrasonically welding together the top and bottom pieces. In the quarter ended March 3l, 2002, we completed our development of a semi-automated disc assembly line (“semi-autoline”) to provide anticipated capacity for future demand and to improve production efficiency. This semi-autoline is expected to be in service and double our disc production in the fiscal year ending March 31, 2003.

Reagent Beads

     The reagent discs contain diluent and all the dry reagent chemistry beads necessary to perform blood analyses. Abaxis purchases chemicals from third party suppliers and formulates the raw materials, using proprietary processes, into beads at the proper concentration and consistency to facilitate placement in the reagent disc and provide homogeneous dissolution and mixing when contacted by the diluted plasma. We are dependent on single source vendors for a few of the chemicals and the loss of any one supplier of chemicals would materially adversely affect our results of operations. We continue to evaluate additional vendor sources to better protect our lines of supply in the future.

Government Regulation

Piccolo System

     Abaxis’ Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act (the “Amendment”). Our current products are Class II devices requiring the submission of a 510(k) market notification to substantiate label claims prior to marketing. In our submission, we must, among other things, establish that the product to be marketed is “substantially equivalent” to a product that was on the market prior to the Amendment or to a product that has previously been cleared under the 510(k) process. The typical time for clearance of 510(k)s can be from three months to over a year and the FDA must issue a written order finding substantial equivalence.

     To date, Abaxis has received market clearance for its portable blood analyzer and 19 test methods from the FDA for its Piccolo system. We are currently and plan to continue developing additional tests that will require clearance through the FDA. We received FDA clearance in April 2001 for the chloride test method. The Amendment also requires us to manufacture our products in accordance with the cGMP and QSR, using facilities registered to manufacture our products. Our facility is subject to periodic inspections by the FDA. In addition, the use of our facilities may be regulated by various state agencies, such as the Food and Drug Branch (FDB) of the State of California. In May 2001, we received our new state license from the FDB for our facility in Union City, California, which allows us to ship products for the human market.

     The Piccolo system is also affected by the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”), which are intended to ensure the quality and reliability of all medical testing in the United States regardless of where tests are performed. Under CLIA regulations, laboratory tests are divided into three categories: “waived”, “moderately complex” and “highly complex.” Our current products, under these regulations, are classified in the “moderately complex” category, which would require that any location using these products be certified as a laboratory. Initial certification would require the laboratory to obtain a registration certificate. Within two years of registration certificate issuance, laboratories would be inspected to determine compliance with the CLIA requirements. The CLIA regulations require laboratories to meet specified standards in the areas of personnel qualification, administration, participation in proficiency testing, patient test management, quality control/assurance, laboratory information systems and inspections.

VetScan DXS

     The government regulations discussed above generally do not apply to our VetScan DXS products in the US. Internationally, among the countries where we currently have established distribution arrangements, to our knowledge, Japan is the only market where VetScan DXS products are subject to government approvals. In Japan, the Ministry of Agriculture, Forestry and Fishery regulates veterinary diagnostic devices, and thus the DXS System must be approved by such Ministry prior to being marketed in Japan.

     In order to maintain high quality standards for all products, we are using the same manufacturing facilities to manufacture all point-of-care blood chemistry analyzers whether they be for the Piccolo or VetScan system products and therefore is following the same manufacturing processes and procedures where practical.

Intellectual Property

     We have pursued the development of a patent portfolio to protect our technology. As of June 2002, we have filed 25 United States patent applications. The following 23 patents have been issued:

Patent No.	Description	Issue Date

3,061,414	Apparatus and Method for Separating Cells from Biological Fluids-Japan	April 28, 2000
5,061,381	Apparatus and Method for Separating Cells from Biological Fluids	October 29, 1991
5,122,284	Apparatus and Method for Optically Analyzing Biological Fluids	June 16, 1992
5,173,193	Centrifugal Rotor Having Flow Partition	December 22, 1992
5,242,606	Sample Metering Port for Analytical Rotor Having Overflow Chamber	September 7, 1993
5,275,016	Cryogenic Apparatus	January 4, 1994
5,304,348	Reagent Container for Analytical Rotor	April 19, 1994
5,403,415	Method and Device for Ultrasonic Welding	April 4, 1995
5,409,665	Simultaneous Cuvette Filling with Means to Isolate Cuvettes	April 25, 1995
5,413,732	Reagent Compositions for Analytical Testing	May 9, 1995
5,457,053	Reagent Container for Analytical Rotor	October 10, 1995
5,472,603	Analytical Rotor with Dye Mixing Chamber	December 5, 1995
5,478,750	Methods for Photometric Analysis	December 26, 1995
5,518,930	Simultaneous Cuvette Filling with Means to Isolate Cuvettes	May 21, 1996
5,590,052	Error Checking in Blood Analyzer	December 31, 1996
5,591,643	Simplified Inlet Channels	January 7, 1997
5,599,411	Method and Device for Ultrasonic Welding	February 4, 1997
5,624,597	Reagent Compositions for Analytical Testing	April 29, 1997
5,693,233	Methods of Transporting Fluids Within An Analytical Rotor	December 2, 1997
5,776,563	Dried Chemical Compositions	July 7, 1998
5,998,031	Dried Chemical Compositions	December 7, 1999
6,235,531	Modified Siphons for Improved Metering Precision	May 22, 2001
6,251,684	Dried Chemical Compositions	June 26, 2001

     Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain competitive position. We have filed under the Patent Cooperation Treaty for international patent protection and we are selectively filing patent applications in countries where we expect to market our products.

Employees

     As of March 31, 2002, we had 134 full-time employees distributed across the following divisions:

•	25 in research and development;

•	68 in manufacturing operations;

•	33 in sales and marketing; and

•	8 in general and administrative.

     We also use temporary help to assist in carrying out certain operational duties. As of March 31, 2002, we had 8 temporary employees with most of them assisting in manufacturing operations. None of our employees are covered by collective bargaining agreements and management considers its relations with employees to be good.

ITEM 2.   PROPERTIES

     We occupy approximately 91,124 square feet of office, research and development and manufacturing space in a building in Union City, California. The lease agreement is for ten years commencing January 2001 with an option to extend the lease for five additional years. Our Germany office consists of approximately 900 square feet located in Darmstadt, Germany. The lease agreement for the Germany office is terminable upon three months notice. We believe that our current facilities are suitable and adequate to meet our needs for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     We are involved in various litigation matters in the normal course of business. Except for the unknown resolution of the lawsuit discussed below, we believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

     On March 28, 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for us by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringes on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. In addition to claiming unspecified monetary damages, Idexx has requested that the Court issue an injunction to prevent us from selling our canine heartworm test until a judicial resolution of the claim has occurred. We will incur expenses in the defense of such claims and our attention may be diverted from our operations. If we are enjoined from selling our canine heartworm test product, our revenues may be adversely affected. The parties are currently engaged in pre-trial motions and depositions. Although we believe that the claims by Idexx are meritless and we intend to defend ourselves vigorously, the outcome of the dispute cannot be predicted with certainty.

     On May 8, 2002, we entered into an agreement with S.A. Scientific under which we have agreed to joint representation by counsel to defend against the legal action filed by Idexx.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted to a vote of security holders during the quarter ended March 31, 2002.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our initial public offering of commons stock was completed in January 1992. Since that date, our common stock has been traded on the NASDAQ National Market under the symbol “ABAX”.

     The high and low prices for our common stock during each quarter since April 1, 2000 are exhibited in the table below, as represented by the high and low daily trade closing sales prices as reported by NASDAQ:

Year Ended March 31, 2001	High	Low

Quarter ended June 30	$8.063	$5.500
Quarter ended September 30	$6.688	$5.375
Quarter ended December 31	$7.188	$4.813
Quarter ended March 31	$6.063	$4.563

Year Ended March 31, 2002

Quarter ended June 30	$6.220	$2.688
Quarter ended September 30	$5.600	$3.570
Quarter ended December 31	$5.800	$3.700
Quarter ended March 31	$6.990	$5.630

Year Ended March 31, 2003

Quarter ended June 30 (through June 25, 2002)	$6.510	$4.360

     As of June 25, 2002, we had 219 shareholders of record.

     The terms our Series D convertible preferred stock, which we issued in October and November 2000, and our Series E convertible preferred stock, which we issued in March and April 2002, prohibit us from paying dividends on or making distributions with respect to our common stock unless at the same time an equivalent dividend with respect to the Series D or Series E convertible preferred stock is paid or declared and set apart for payment. We have never paid dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. In addition, under our debt agreements, we are restricted from paying aggregate cash dividends on our stock in excess of 25% of our net income on an annual basis.

     In March 2002 and April 2002, we sold 3,750 and 3,620 shares of Series E convertible preferred stock at $1,000 per share, respectively, resulting in aggregate net cash proceeds of $6,813,000. The Series E convertible preferred stock is non-voting and pays an annual cumulative dividend of 6.5% of the original purchase price per share, which is payable semi-annually in either cash or shares of our common stock at our election. Upon the liquidation of, dissolution of, winding-up of, or change of control in Abaxis, holders of the Series E convertible preferred stock are entitled to receive $1,000 per share, the original purchase price, as a liquidation preference prior to Abaxis making any distributions to holders of common stock. The liquidation preference is subject to adjustment for stock splits, dividends, reorganizations and the like and is in addition to any accrued but unpaid dividends.

     The Series E convertible preferred stock automatically converts into 1,133,846 shares of common stock upon the earlier of: (i) the first date following March 28, 2003 on which the closing per share price of Abaxis common stock exceeds $12.00 for twenty consecutive trading days (the “Automatic Price Conversion Date”), or (ii) March 28, 2007; provided, however, that if the closing sales price of the common stock as reported on Nasdaq National Market System is less than $6.50 for each of the twenty (20) consecutive trading days immediately prior to and including March 28, 2007, then the Series E preferred stock will convert into common stock automatically upon the earlier to occur of (A) March 28, 2008, or (B) the Automatic Price Conversion Date. The shares may also be converted at the option of the holder at any time. The number of converted shares is determined by dividing the gross proceeds of the Series E preferred stock by $7.00, subject to adjustment for stock dividends, stock splits, reorganizations and the like.

     Each investor in our Series E convertible preferred stock received a warrant to purchase 50 shares of our common stock for each share of Series E convertible preferred stock acquired. The common stock warrants are valid for five years and exercisable at $7.00 per share. Approximately $645,000 of the proceeds from the sale of Series E convertible preferred stock in March 2002 was attributed to the warrants and allocated to common stock. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: contractual life of five years, volatility of 78.6%, risk free interest rate of 4.92% and no dividends during the contractual term. A portion of the proceeds from the sale of Series E shares in April 2002 was also attributed to the warrants issued therewith and allocated to common stock in the first quarter of the fiscal year ending March 31, 2003.

     We intend to file a resale registration statement with the Securities and Exchange Commission covering the common stock underlying both the shares of the Series E convertible preferred stock and the warrants we issued in connection with the sale of the Series E convertible preferred stock.

ITEM 6.   SELECTED FINANCIAL DATA

     The following selected financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

Statement of Operations Data:		Years Ended March 31,

	2002	2001	2000	1999	1998

Product sales, net	$30,418,000	$29,536,000	$23,236,000	$13,295,000	$12,120,000
Development and licensing revenue	213,000	237,000	140,000	156,000	135,000

Total revenues	30,631,000	29,773,000	23,376,000	13,451,000	12,255,000

Costs and operating expenses:
Cost of product sales	15,966,000	16,560,000	12,695,000	9,882,000	10,641,000
Selling, general and administrative	9,333,000	9,641,000	7,765,000	5,104,000	4,629,000
Research and development	3,834,000	3,458,000	3,534,000	2,627,000	1,635,000

Total costs and operating expenses	29,133,000	29,659,000	23,994,000	17,613,000	16,905,000

Income (loss) from operations	1,498,000	114,000	(618,000)	(4,162,000)	(4,650,000)
Interest and other income	91,000	140,000	187,000	183,000	370,000
Interest and other expense	(269,000)	(45,000)	(170,000)	(203,000)	(73,000)

Net income (loss) before income taxes	1,320,000	209,000	(601,000)	(4,182,000)	(4,353,000)
Income tax provision (benefit)	16,000	21,000	(24,000)	28,000	—

Net income (loss) (a)	$1,304,000	$188,000	$(577,000)	$(4,210,000)	$(4,353,000)

Basic and diluted net income (loss) per share	$0.02	$(0.09)	$(0.05)	$(0.31)	$(0.44)

Shares used in computing basic per share amounts	16,264,153	15,994,438	14,295,748	13,794,450	11,920,202

Shares used in computing diluted per share amounts	16,808,496	15,994,438	14,295,748	13,794,450	11,920,202

(a)	Net income attributable to common shareholders used in the computation of diluted net income per share for the fiscal year ended March 31, 2002 was $271,000 which reflects preferred dividends of $446,000 and a non-cash preferred dividend charge of $587,000 related to the beneficial conversion feature contained in our Series E Preferred Stock issued in March 2002. Net (loss) attributable to common shareholders used in the computation of diluted net loss per share for the fiscal year ended March 31, 2001 was $(1,460,000), which reflects preferred dividends of $230,000 and a non-cash preferred dividend charge of $1,418,000 related to the beneficial conversion feature contained in our Series D Preferred Stock issued in October 2000. Net (loss) attributable to common shareholders used in the computation of diluted net income per share for the fiscal year ended March 31, 2000 was $(728,000), which reflects preferred dividends of $151,000. Net (loss) attributable to common shareholders used in the computation of diluted net loss per share for the fiscal year ended March 31, 1999 was $(4,309,000) which reflects preferred dividends of $88,000 and preferred stock accretion of $11,000. Net (loss) attributable to common shareholders used in the computation of diluted net loss per share for the fiscal year ended March 31, 1998 was $(5,233,000) which reflects preferred stock accretion of $880,000.

Balance Sheet Data:	March 31,

	2002	2001	2000	1999	1998

Cash, cash equivalents, and short-term investments	$4,098,000	$2,012,000	$2,049,000	$5,426,000	$5,897,000
Working capital	13,282,000	7,811,000	4,019,000	5,828,000	5,752,000
Total assets	29,680,000	26,001,000	14,098,000	12,914,000	12,032,000
Long-term obligations, excluding current portion	1,747,000	2,191,000	878,000	889,000	263,000
Convertible preferred stock	2,561,000	—	—	—	—
Total shareholders’ equity	18,152,000	15,495,000	7,237,000	7,530,000	7,883,000

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Abaxis, Inc. (“us” or “we”) develops, manufactures and markets portable blood analysis systems for use in any patient-care setting to provide clinicians with rapid blood constituent measurements. Our primary products consist of a compact 6.9 kilogram analyzer and a series of single-use plastic disks called reagent discs that contain all the chemicals required to perform a panel of up to 12 tests. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma using either venous or fingerstick samples. The system provides test results in less than 15 minutes with the precision and accuracy equivalent to a clinical laboratory. We also market a hematology analyzer (“VetScan HMT”), which provides a complete blood count (“CBC”) including three-part white blood cell (“WBC”) differential in less than 2 minutes and requires only 12 mL of whole blood. It provides results for eight selectable species, plus two user configurable programs. We also market one type of reagent kit with this analyzer. We currently market this system for veterinary use under the name VetScan and in the human medical market under the name Piccolo. We market the combination of the VetScan and the VetScan HMT under the name VetScan DXS.

     In the fiscal year ended March 31, 2002, our domestic revenues accounted for 86% of our total revenues versus 85% in the fiscal year ended March 31, 2001, and international revenues accounted for 14% in the fiscal year ended March 31, 2002 versus 15% in the fiscal year ended March 31, 2001. The reason for the increase in domestic revenues and commensurate decrease in international revenues as a percentage of total revenues was due to the continued strengthening in the exchange rate of the U.S. dollar.

     Sales for any future periods are not predictable with a significant degree of certainty. We generally operate with limited order backlog because our products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. Our expense levels, which are to a large extent fixed, are based in part on our expectations of future revenues. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would have an immediate materially adverse impact on operating results and financial condition. Until sales volume of our products, particularly our reagent discs, remain consistent or increase so as to offset associated fixed costs and to realize certain manufacturing economies of scale, we may experience losses.

     We believe that period to period comparisons of our results of operations are not necessarily meaningful. Our periodic operating results have in the past varied and in the future may vary significantly depending on, but not limited to, a number of factors, including the level of competition; the size and timing of sales orders; market acceptance of current and new products; new product announcements by us or our competitors; changes in pricing by us or our competitors; our ability to develop, introduce and market new products on a timely basis; component costs and supply constraints; manufacturing capacities and ability to scale up production; the mix of product sales between the analyzers and the reagent discs; mix in sales channels; levels of expenditure on research and development; changes in our strategy; personnel changes; regulatory changes; and general economic trends.

     There has been little or no impact on our business due to inflation.

     We introduced our VetScan Canine Heartworm Antigen Test in December 2001. The test is a stand-alone lateral flow device similar in format to simple pregnancy tests. Results are available in a maximum of 10 minutes. We currently purchase the Vetscan Canine Heartworm Antigen Test from SA Scientific, Inc., of San Antonio, Texas, a privately-held leader in the development and manufacturing of a wide-range of one-step rapid tests for various diseases. The addition of the VetScan Canine Heartworm Antigen Test further expands our product lines in the veterinary market. We plan to continue to introduce various rapid antigen tests to expand our veterinary market in our fiscal year ending March 31, 2003. We intend to develop an ABAXIS rotor which will include the Canine Heartworm test in conjunction with other tests to be introduced in our fiscal year ending March 31, 2005. See Contingencies below.

     We continue to explore the application of our proprietary technology used to produce the dry reagents used in the reagent discs, called the Orbos Discrete Lyophilization Process, to other companies’ products. This process allows the production of an accurate, precise amount of active chemical ingredients in the form of a soluble bead. We believe that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. We have contracts with Becton Dickinson Immunocytometry Systems and Pharmacia Biotech, Inc. to either supply products or license Orbos technology. We are currently working with other companies to determine the potential suitability of the Orbos technology to these companies’ products. As resources permit, we will pursue other development, licensing or manufacturing agreement opportunities for our Orbos technology with other companies.

Results of Operations

Total Revenues

     During the fiscal year ended March 31, 2002, we reported total revenues of $30,631,000, an $858,000 or 3% increase from the fiscal year ended March 31, 2001 total revenues of $29,773,000. Our revenues in the fiscal year ended March 31, 2001 increased $6,397,000 or 27% from the fiscal year ended March 31, 2000 total revenues of $23,376,000. The increase in revenues in the fiscal year ended March 31, 2002 compared to the fiscal year ended March 31, 2001 were due to increased unit sales of reagent discs in the US and Europe, increased Orbos sales and sales of our VetScan Canine Heartworm Antigen Test introduced in December 2001 offset by decreases in unit sales of VetScan DXS. The increase in revenues in the fiscal year ended March 31, 2001 compared to the fiscal year ended March 31, 2000 were due to increased unit sales of VetScan DXS and reagent discs in the US.

     Total revenues in the US for the fiscal year ended March 31, 2002 were $26,463,000, an $1,029,000 or 4% increase from the fiscal year ended March 31, 2001 of $25,434,000. Total revenues in Europe for the fiscal year ended March 31, 2002 were $2,780,000, an $196,000 or 8% increase from the fiscal year ended March 31, 2001 of approximately $2,584,000. Total revenues in Asia and Latin America were $1,388,000, a $367,000 or 21% decrease from the fiscal year ended March 31, 2001 of $1,755,000. Revenues from Asia and Latin America decreased as a result of the strength of the US dollar relative to the local currencies and the overall weakening of economic conditions. We have shifted sales and marketing resources from the Asian and Latin American markets to the US and European markets in the fiscal years ended March 31, 2002 and 2001. We will continue to focus on developing our US and European markets in our fiscal year ending March 31, 2003.

     Total revenues in the US for the fiscal year ended March 31, 2001 were $25,434,000, a $6,251,000 or 33% increase from the fiscal year ended March 31, 2000 of $19,183,000. Total revenues in Europe for the fiscal year ended March 31, 2001 were $2,584,000, a $327,000 or 11% decrease from the fiscal year ended March 31, 2000 of $2,911,000. Total revenues in Asia and Latin America in the fiscal year ended March 31, 2001 was $1,755,000, a $473.000 or 37% increase from the fiscal year ended March 31, 2000 of $1,282,000.

     Vedco, Inc., a distributor of our veterinary products, accounted for 41%, 51% and 45% of our total revenues for the years ended March 31, 2002, 2001 and 2000, respectively.

Product Sales, Net

     During the fiscal year ended March 31, 2002, we reported net product sales of $30,418,000, an $882,000 or 3% increase from the fiscal year ended March 31, 2001 net product sales of $29,536,000. The change in net product sales was due to a decrease of $4,944,000 in instrument sales, an increase of $4,056,000 in reagent sales and an increase of $1,770,000 in other sales most of which was due to sales from the new VetScan Canine Heartworm Test of $451,000 and an increase of $1,058,000 in Orbos sales. Most of the increases in the fiscal year ended March 31, 2002 were due to increased sales in the US. Net product sales for the fiscal year ended March 31, 2001 increased $6,300,000 or 27% from net product sales of $23,236,000 in the fiscal year ended March 31, 2000. The increase in net product sales was due to an increase of $3,070,000 in instrument sales, an increase of $3,453,000 in reagent sales and a decrease of $223,000 in other sales most of which was due to a reduction in Orbos sales. Most of the increased sales in the fiscal year ended March 31, 2001 occurred in the US. Our instrument and reagent sales accounted for 33% and 60%, respectively, of our product sales in the fiscal year ended March 31, 2002 compared to 50% and 48%, respectively, of our product sales in the fiscal year ended March 31, 2001

     During the fiscal year ended March 31, 2002, we placed 1,260 instruments, which includes both blood chemistry and hematology analyzers, compared with 1,926 units placed in the fiscal year ended March 31, 2001. The decrease in instrument sales reflects lower unit shipments primarily in the United States. One of our goals for the fiscal year ending March 31, 2003 is to increase instrument sales by allocating resources to product selling and marketing. We intend to introduce marketing programs emphasizing instrument sales. We also plan to substantially increase our sales force and offer incentives programs to retain highly skilled sales professionals.

     Reagent discs shipped during the fiscal year ended March 31, 2002 were approximately 1,560,000, an increase of 19% compared to the fiscal year ended March 31, 2001 shipments of approximately 1,313,000 reagent discs. Most (98%) of these reagent disc shipments were for veterinary applications. The increase in reagent disc shipments during our fiscal year ended March 31, 2002 is consistent with our belief that there will be recurring reagent disc revenue as our product lines mature. This growth is mostly attributable to the expanded installed base of VetScan DXS and higher consumption rates of institutional users.

Development and Licensing Revenue

     During the fiscal year ended March 31, 2002, we reported development and licensing revenue of $213,000, a $24,000 or 10% decrease from $237,000 in the fiscal year ended March 31, 2001. Development and licensing revenue in the fiscal year ended March 31, 2001 increased $97,000 or 69% from $140,000 in the fiscal year ended March 31, 2000. The fluctuations in development and licensing revenue during fiscal years ended March 31, 2002, 2001 and 2000 are due to changes in our customers’ use of our Orbos technology.

Cost of Product Sales

     Cost of product sales for the year ended March 31, 2002 was $15,966,000 or 52% of product sales, as compared to $16,560,000 or 56% of product sales in the fiscal year ended March 31, 2001. In fiscal year ended March 31, 2000, cost of product sales was $12,695,000 or 55% of product sales. The decrease in cost of product sales as a percent of revenue for the year ended March 31, 2002 as compared to the year ended March 31, 2001 was primarily attributable to continued increases in sales volume of reagent discs and lower unit costs resulting from improved manufacturing processes and absorption of fixed costs our current facilities. The increase in cost of product sales as a percent of revenue for the year ended March 31, 2001 as compared to the year ended March 31, 2000 was primarily due to our manufacturing process being idle for six weeks during the third quarter of our fiscal year ended March 31, 2001, while we relocated to our current facilities with increased manufacturing capacity. This temporary shutdown of manufacturing cost us approximately $652,000.

Selling, General and Administrative Expense

     Selling, general and administrative expenses were $9,333,000 or 30% of total revenues in the fiscal year ended March 31, 2002 compared to $9,641,000 or 32% of total revenues in the fiscal year ended March 31, 2001, and $7,765,000 or 33% of total revenues in the fiscal year ended March 31, 2000. The decrease in selling, general and administrative expenses of $308,000 or 32% in the fiscal year ended March 31, 2002, compared to the fiscal year ended March 31, 2001, was primarily due to one time charges of $380,000 incurred in our fiscal year ended March 31, 2001 associated with the relocation to new facilities. The increase in selling, general and administrative expenses of $1,876,000 or 24% in the fiscal year ended March 31, 2001, compared to the fiscal year ended March 31, 2000, is primarily the result of our facility relocation, launch of new products and an increase in headcount.

     We expect the dollar amount of selling, general and administrative expense to increase in the fiscal year ending March 31, 2003 from the fiscal year ended March 31, 2002 but remain consistent as a percentage of total revenues. We expect to increase our headcount in selling, general and administrative in our fiscal year ending March 31, 2003 to further expand our markets and support demands associated with increasing sales volume.

Research and Development Expense

     We incurred research and development expenses of $3,834,000 in the fiscal year ended March 31, 2002 compared with $3,458,000 in the fiscal year ended March 31, 2001 and $3,534,000 in the fiscal year ended March 31, 2000. The $376,000 or 11% increase in research and development expenses in the fiscal year ended March 31, 2002 compared to the fiscal year ended March 31, 2001 was primarily due to increases in pre-clinical testing and clinical trials of new test methods, configuration of rotors and other project developments. The $76,000 or 2% decrease in research and development expenses in the fiscal year ended March 31, 2001 compared to the fiscal year ended March 31, 2000 was the result of a decrease in headcount.

     Research and development activities accounted for 13% of total revenues during the fiscal year ended March 31, 2002 as compared to 12% of total revenues during the fiscal year ended March 31, 2001 and 15% during the fiscal year ended March 31, 2000. We expect the dollar amount of research and development expenses to increase in the fiscal year ending 2003 from the fiscal year ended March 31, 2002 but remain consistent as a percentage of total revenues, as we complete development and clinical trials of new test methods to expand our test menus as well as other development projects. There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful.

Interest and Other Income

     Interest and other income totaled $91,000 in the fiscal year ended March 31, 2002 compared to $140,000 in the fiscal year ended March 31, 2001 and $187,000 in the fiscal year ended March 31, 2000. Interest and other income, for the fiscal year ended March 31, 2002, included approximately $55,000 of interest received for our reagent rental program, in which we offer our customers extended payment terms for the purchase of instruments with no right of return provided also that they purchase a minimum quantity of reagent discs or rotors from us over the contractual period. Also included in interest income was $34,000 from interest earned on cash and cash equivalents. Interest and other income, for the fiscal year ended March 31, 2001, included approximately $54,000 of interest received for our reagent rental program. Interest income for the fiscal year ended March 31, 2002 has decreased from fiscal year ended March 31, 2001 due to a decrease in interest earned on our cash and cash equivalents available for investment resulting from lower interest rates. We expect interest and other income to increase in the fiscal year ending March 31, 2003 as our overall cash position is expected to be higher.

Interest and Other (Expense)

     We incurred interest expense of $210,000 on equipment and working capital loans and totaling $87,000 on our building and capital leases during the fiscal year ended March 31, 2002, net of capitalized interest of $74,000 on the purchase and installation of our semi-automated disc production line. Also included in interest expense, in the fiscal year ended March 31, 2002, was a cancellation fee of $32,000 related to the termination of our previous equipment and working capital loans when we signed our new agreements with another lendor in March 2002. We incurred other expense of $6,000 for currency losses during our fiscal year ended March 31, 2002. We incurred interest expense of $40,000 on equipment and working capital loans during our fiscal year ended March 31, 2001, net of capitalized interest of $295,000 on the purchase and installation of the semi-automated disc production line and other manufacturing equipment in construction. We also incurred a currency losses of $5,000 during our fiscal year ended March 31, 2001. We expect interest expense in our fiscal year ending March 31, 2003 to decrease as a result of proceeds raised in our Series E preferred stock in March and April 2002 which will be used to meet working capital requirements and, therefore, lesser bank financing is expected to be used.

Income Tax Provision (Benefit)

     Income tax provision (benefit) totaled an expense of $16,000 in the fiscal year ended March 31, 2002 compared to an expense of $21,000 in the fiscal year ended March 31, 2001. Income tax provision (benefit) totaled an expense of $21,000 in the fiscal year ended March 31, 2001 compared to a benefit of $(24,000) in the fiscal year ended March 31, 2000. Income tax expense in the fiscal years ended March 31, 2002 and 2001 primarily represents taxes on the portion of taxable income for which net operating loss carryforwards could not be utilized under the federal alternative minimum tax rules. The income tax benefit recorded in the fiscal year ended March 31, 2000 related to a tax refund received due to an overpayment of estimated state taxes in the fiscal year ended March 31, 1999.

Preferred Dividends and Accretion

     In the fiscal year ended March 31, 2002, we recorded preferred dividends and accretion related to the beneficial conversion feature of our preferred stock of $446,000 and $587,000, respectively, compared to $230,000 and $1,418,000, respectively, in the fiscal year ended March 31, 2001 and $151,000 and nil, respectively, in the fiscal year ended March 31, 2000. We expect dividend charges exclusive of charges related to beneficial conversion features to increase in the future due to annual cumulative dividends of 6.5% of the original purchase price of our Series E convertible preferred stock, which was issued in March 2002 and April 2002.

Liquidity and Capital Resources

     As of March 31, 2002, we had $4,098,000 in cash and cash equivalents. We expect to incur substantial additional costs to support our future operations, including further commercialization of our products and development of new test methods that will allow us to expand our veterinary market and further penetrate the human diagnostic market; acquisition of capital equipment for our manufacturing facilities, which includes the ongoing costs related to continuing development of our current and future products; and additional pre-clinical testing and clinical trials for our current and future products.

     We anticipate that our existing capital resources, debt financing, and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through the next twelve months. Our future capital requirements will largely depend upon the increased market acceptance of our point-of-care blood analyzer products. However, our sales are not predictable due to our limited market experience with our products.

     Net cash provided by operating activities in the fiscal year ended March 31, 2002 was $3,372,000 compared to net cash used in operating activities of $2,704,000 in the fiscal year ended March 31, 2001 and $1,653,000 in the fiscal year ended March 31, 2000. Net cash provided by operating activities in the fiscal year ended March 31, 2002 was due primarily to an increase of $1,116,000 in net income and decreases totaling $1,972,000 resulting from changes in trade receivables, inventories, deposits and other assets, accrued payroll and related expenses, warranty reserve, other accrued liabilities and deferred rent. The decrease in trade receivables was attributable to lower outstanding days of sales in receivables as a result of better collections. The decrease in inventory was due to lower inventory levels in fiscal year ended March 31, 2002 resulting from better inventory management. Our inventory level at the beginning of the fiscal year ended March 31, 2002 was relatively high compared to market demands. Our management has focused efforts on decreasing our inventory levels through our sales during the year. These sources of cash were partially offset by a decrease of $1,708,000 in accounts payable resulting from payments to vendors for purchases made in the fiscal year ended March 31, 2001 and better management of inventory purchases volume as mentioned above in the fiscal year ended March 31, 2002.

     The increase in net cash used in operating activities in the fiscal year ended March 31, 2001 compared to the fiscal year ended March 31, 2000 was due primarily to decreases in accrued payroll and related expenses, warranty reserve, other accrued liabilities and deferred rent and increases in inventories, trade receivables, prepaid expenses and deposits and other assets. The increase in inventories was mainly due to an increase in Piccolo inventory for orders which did not materialize. In anticipation of expected Piccolo orders from the military and overseas, we built a surplus of instruments in the third quarter of the fiscal year ended March 31, 2001, with the knowledge that we would not be able to build the instruments until our new facility in Union City, California was certified by the FDA. The increase in trade receivables was due to increased sales. These uses in cash were partially offset by a change from net loss to net income, and an increase in accounts payable and deferred revenue.

     Net cash used in investing activities for the fiscal year ended March 31, 2002 was $873,000 as compared to net cash used of $5,914,000 for the fiscal year ended March 31, 2001 and $2,009,000 for the fiscal year ended March 31, 2000. The decrease in net cash used from the fiscal year ended March 31, 2001 to the fiscal year ended March 31, 2002 was primarily due to significant purchases of property and equipment in connection with our relocation to our current facilities in 2001, which was also the reason for the increase in net cash used from the fiscal year ended March 31, 2000 to the fiscal year ended March 31, 2001.

     Net cash used in financing activities for the fiscal year ended March 31, 2002 was $143,000 as compared to net cash provided by financing activities of $8,581,000 for the fiscal year ended March 31, 2001 and $285,000 for the fiscal year ended March 31, 2000. Net cash used by financing activities in the fiscal year ended March 31, 2002 was primarily the result of net repayments of $539,000 for borrowings and capital lease obligations offset by proceeds of $396,000 from the exercise of stock options. Net cash provided by financing activities for the fiscal year ended March 31, 2001 was primarily the result of net cash proceeds from the issuance of preferred stock of $6,433,000, proceeds from the exercise of stock options and warrants of $1,077,000, and proceeds of borrowings under line of credit and equipment financing arrangements, net of repayments, of $1,108,000.

     Series E Convertible Preferred Stock — In March 2002 and April 2002, we sold 3,750 and 3,620 shares of Series E convertible preferred stock at $1,000 per share, respectively, resulting in aggregate net cash proceeds to us of $6,813,000. The Series E convertible preferred stock is non-voting and pays an annual cumulative dividend of 6.5% of the original issue price per share, payable semi-annually in either cash or shares of common stock at our election. Upon the liquidation of, dissolution of, winding-up of, or change of control in Abaxis, holders of the Series E convertible preferred stock are entitled to receive $1,000 per share, the original issue price, plus any accrued but unpaid dividends, as a liquidation preference prior to our making any distributions to holders of our common stock.

     The Series E convertible preferred stock automatically converts into 1,133,846 shares of common stock upon the earlier of: (i) the first date following March 28, 2003 on which the closing per share price of our common stock exceeds $12.00 for twenty consecutive trading days (the “Automatic Price Conversion Date”), or (ii) March 28, 2007; provided, however, that if the closing sales price of our common stock as reported on Nasdaq National Market System is less than $6.50 for each of the twenty (20) consecutive trading days immediately prior to and including March 28, 2007, then the Series E preferred stock will convert into common stock automatically upon the earlier to occur of (A) March 28, 2008, or (B) the Automatic Price Conversion Date. The shares may also be converted at the option of the holder at any time. The number of common shares into which the Series E convertible preferred stock is convertible is subject to adjustment for anti-dilution, stock splits, and other certain events.

     Each Series E convertible preferred stock investor received a warrant to purchase 50 shares of common stock for each preferred share acquired. The common stock warrants are valid for five years and exercisable at $7.00 per share. Approximately $1,235,000 of the aggregate proceeds were attributed to the value of the warrants and allocated to common stock. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: contractual life of five years, volatility of 78.6%, risk free interest rate of 4.92% and no dividends during the contractual term. In connection with the sale of the Series E convertible preferred stock we issued, to advisors for services, fully vested five year warrants to purchase 113,385 shares of common stock at an exercise price of $6.50 per share and 25,000 shares of common stock. The aggregate value of these warrants and shares of common stock of $601,000 was recorded as a stock issuance cost. The value of the warrants was determined using the Black-Scholes option pricing model with assumptions substantially consistent with those used for valuing the warrants issued to the investors.

     In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5. “Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios to Certain Convertible Securities”, the allocated value of the Series E convertible preferred stock contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series E convertible preferred stock and the fair market value of the common stock at the date of issuance. According, we determined an aggregate dividend charge of $957,000 representing the value of the beneficial conversion feature.

     The amounts recorded in our financial statements at March 31, 2002, representing the amounts attributed to the initial closing in March 2002, were as follows: net cash proceeds — $3,446,000 (received by us on April 3, 2002), allocation to warrants issued to investors — $645,000, warrants issued to advisors for services — $240,000, and the amount of the dividend charge related to the beneficial conversion feature — $587,000.

     Line of Credit and Long-Term Debt — In March  2002, we terminated certain line of credit and equipment financing loans and entered into new line of credit and equipment financing loans with another lender. The new line of credit provides for borrowings of up to $5,250,000: up to $4,000,000 is collateralized by domestic receivables and up to $1,250,000 is collateralized by foreign receivables. This new line of credit bears interest at the prime rate, which was 4.75% at March 31, 2002, and is payable monthly. Of the $4,000,000 domestic line of credit, $820,000 was committed to secure a letter of credit for our facilities lease. The domestic line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. The foreign line of credit expires in September 2002 and is subject to renewal on an annual basis. The weighted average interest rate on borrowings under our line of credit facilities during the years ended March 31, 2002 and 2001 was 7.02% and 9.58%, respectively. At March 31, 2002, the amount outstanding under our line of credit, which consists both of our domestic and foreign borrowings, was $2,000,000 and $1,882,000 was available for additional borrowings.

     The balance of the new equipment financing loan at March 31, 2002 was $1,400,000. The equipment loan bears interest at the prime rate plus 1%, which was 5.75% at March 31, 2002, and is payable in monthly installments of principal and interest totaling approximately $42,000 over a period of three years. The equipment financing loans outstanding at March 31, 2001 totaled $1,653,000. The weighted average interest rate on equipment financing loans during the years ended March 31, 2002 and 2001 was 7.02% and 10.78%, respectively.

     The line of credit and equipment financing agreements contain certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000. We are also required to be profitable on a fiscal year to date basis beginning with the six month period ending September 30 and to have a net income before preferred stock dividends and accretion of $1,150,000 for the fiscal year ended March 31, 2003. In addition, we are required to have a minimum liquidity coverage, as defined, of not less than 1.25 to 1.00, cash flow coverage, as defined, of not less than 1.20 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $15,000,000 to be increased by 100% of any net equity capital raised and a minimum of 50% of net income.

     Borrowings under the line of credit and equipment financing loans are secured by a pledge of our net book value of assets of $20.7 million at March 31, 2002 and intellectual property.

     Critical Accounting Policies — We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed below. For a more detailed discussion on the application of these and other accounting policies, see the Notes to Financial Statements included in this Annual Report on Form 10-K. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Revenue Recognition

     Revenues from product sales, net of estimated sales allowances and rebates, are generally recognized upon shipment when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is reasonably assured. Rights of return are generally not provided and provisions are made at the time the related revenue is recognized for the estimated future costs to be incurred under initial standard warranty obligations of one year. Revenues received for, or allocated to extended warranty arrangements are recognized ratably over the related warranty period. Instrument revenues under cross-distribution agreements (where we and another party purchase each other’s products for resale) are recognized upon sale of the products to the end user. Development and licensing revenue is recognized in accordance with the related contract terms.

     We make estimates to adjust revenues for estimated sales allowances and rebates based on historical data and terms of current promotions, including cash rebates and trade-in programs in which we issue credit to customers as incentives for purchasing our products. Although we believe these estimates are reliable, it is possible that actual allowance or rebate amounts realized could vary from our estimates and that the amounts of such differences could affect our operating results.

Reserves and Accruals

     We maintain allowances for doubtful accounts based on our assessment of the collectibility of amounts owed us by customers which is mostly determined by the customer’s payment history and the outstanding period of accounts. In addition, we provide provisions for the estimated future costs to be incurred under our standard warranty obligations of one year. Actual amounts realized could vary from our estimates and affect our operating results.

Income Taxes

     We have substantial deferred tax assets that relate primarily to prior period losses. We evaluate these deferred tax assets by estimating the likelihood of our generating future profits to realize these assets. As of March 31, 2002, we have assumed that we will not be able to generate sufficient future taxable income to realize these assets and have recorded valuation reserves to reduce the net asset values to zero. If these estimates and assumptions change in the future, or should we generate taxable income, we may be able to reverse all or a portion of the valuation allowances. At March 31, 2002, we had approximately $24.5 million of valuation allowances related to our net deferred tax assets.

Contractual Obligations

     As of March 31, 2002, we have the following outstanding contractual obligations:

     In September 1999 we entered into a co-promotion agreement with Abbott Laboratories. The agreement was for an initial term of two years. As of September 30, 2000, the co-promotion agreement with Abbott Laboratories was terminated in accordance with its terms. While this agreement was in effect, we incurred commission obligations to

Abbott Laboratories which are payable over an approximate eight-year period. The present value of such obligations were recorded concurrent with the respective sales using a discount rate of 9.75%.

     Future payments on commission obligations at March 31, 2002 are as follows:

Fiscal Year

2003	$14,000
2004	41,000
2005	32,000
2006	31,000
2007	31,000
Thereafter	32,000

Total commission obligations	181,000
Less amounts representing interest	74,000

Present value of commission obligations	107,000
Less amounts due within one year included in accounts payable	11,000

Long-term commission obligation	$96,000

     The outstanding balance of our line of credit, which is payable upon demand, was $2,000,000 at March 31, 2002. Future principal payments on the equipment financing loan are as follows:

Fiscal year ending
March 31,

2003	$467,000
2004	467,000
2005	466,000

$1,400,000

     The future minimum payments under capital and operating leases at March 31, 2002 are as follows:

	Capital	Operating
Fiscal Year Ending March 31,	Leases	Leases

2003	$120,000	$1,012,000
2004	96,000	1,001,000
2005	25,000	986,000
2006	18,000	985,000
2007	—	985,000
Thereafter	—	3,200,000

Total minimum lease payments	259,000	$8,169,000

Less amounts representing interest (9.9% to 26.7%)	59,000

Present value of minimum lease payments	200,000
Less amounts due within one year	97,000

Long-term portion	$103,000

     In connection with our facility lease agreement, we have established a letter of credit for $820,000, which is secured by our line of credit.

Purchase Commitments.

     We have entered into a non-cancellable purchase commitment with one of our suppliers. The outstanding commitment as of March 31, 2002 was approximately $750,000. This commitment is expected to be satisfied during fiscal 2003.

     In November 2001, we arrived at general terms with SA Scientific, Inc., of San Antonio, Texas, to purchase canine heartworm antigen tests over a period of four years. The outstanding commitment for the fiscal years ending March 31, 2002 through 2005 was $1,200,000, $2,250,000, $2,250,000, and $1,500,000, respectively. We expect to enter into a formal contract based on these terms in the quarter ending September 30, 2002. As described under “Item 3 — Litigation” of this Annual Report on Form 10-K, one of our competitors, Idexx Laboratories, Inc., has alleged in an action filed with the United States District Court for the District Court of Maine that the canine heartworm antigen test supplied to us by S.A. Scientific infringes on two of Idexx’s patents. Idexx has requested a preliminary injunction to prevent us from selling the canine heartworm antigen test and, in the event that either a preliminary or permanent injunction is issued against either us or S.A. Scientific, we do not believe, based on the general terms that we have agreed to with S.A. Scientific, that we will be obligated to purchase any of the canine heartworm antigen tests. Similarly, we have agreed with S.A. Scientific that our commercial relationship will be renegotiated in the event that the canine heartworm antigen test produced by S.A. Scientific is found to infringe upon either or both of Idexx’s patents and Idexx does not offer us or S.A. Scientific a commercially reasonable license fee for the patent or patents that would be found to have been infringed upon.

Contingencies.

     We are involved in various litigation matters in the normal course of business. Except for the unknown resolution of the lawsuit discussed below, we believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

     On March 28, 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for us by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringes on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. In addition to claiming unspecified monetary damages, Idexx has requested that the Court issue an injunction to prevent us from selling our canine heartworm test until a judicial resolution of the claim has occurred. We will incur expenses in the defense of such claims and our attention may be diverted from our operations. If we are enjoined from selling our canine heartworm test product, our revenues may be adversely affected. The parties are currently engaged in pre-trial motions and depositions. Although we believe that the claims by Idexx are meritless and we intend to defend ourselves vigorously, the outcome of the dispute cannot be predicted with certainty.

     On May 8, 2002, we entered into an agreement with S.A. Scientific, Inc. under which we both agreed to have joint representation by counsel to defend against the legal action filed by Idexx.

     New Accounting Pronouncements — In June 1998, the Financial Accounting Standards Board, (the “FASB”), issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS No. 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. We adopted SFAS 133, as amended, effective April 1, 2001. The adoption of SFAS 133, as amended, did not have an impact on our financial position, results of operations or cash flows as we had no stand-alone or embedded derivatives at March 31, 2001 and had not historically entered into any derivative transactions to hedge currency or other exposures.

     In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 replaces SFAS No. 125, “Accounting for Transfers and

Servicing of Financial Assets and Extinguishments of Liabilities.” It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125’s provisions without reconsideration. We adopted the applicable disclosure requirements of SFAS No. 140 in our financial statements as of March 31, 2001. Adoption of the remaining provisions of SFAS No. 140, which were effective for transactions entered into after March 2001, did not have an impact on our financial position or results of operations.

     In July 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-10 “Accounting for Shipping and Handling Fees and Costs” (EITF Issue 00-10). This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. As a result of its application, we have reclassified shipping and handling fees and cost billed to customers from cost of product sales to other product revenues for fiscal years ending March 31, 2002, 2001 and 2000 in the amounts of approximately $260,000, $272,000 and $146,000, respectively.

     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. We are required to adopt SFAS No. 143 as of April 1, 2003 and we are currently evaluating the impact, if any, that the adoption of SFAS No. 143 will have on our financial results.

     In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. We are required to adopt SFAS No. 144 as of April 1, 2002. We expect that there will be no effect on our financial results relating to the adoption of SFAS No. 144.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 generally requires that any gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense). We expect to adopt the provisions of SFAS No. 145 in our fiscal year ending March 31, 2003. We are currently evaluating the impact of adopting the provisions of SFAS No. 145 in our financial statements.

RISK FACTORS THAT MAY AFFECT OUR PERFORMANCE

     The future events that we describe in these risk factors involve risks and uncertainties, among them are risks and uncertainties related to:

•	the market acceptance of our products;

•	our continuing development of our products;

•	obtaining required Food and Drug Administration clearance and other federal, state and local government approvals;

•	the manufacture and distribution of our products on a commercial scale;

•	general market conditions; and

•	competition.

     When used in these risk factors, the words “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” and similar expressions identify forward-looking statements. Our actual results could differ materially from those that we project in the forward-looking statements as a result of factors that we have set forth throughout this document as well as factors of which we are currently not aware.

We Are Not Consistently Profitable; We Must Increase Sales Of Our Piccolo And Vetscan DXS Products To Maintain Consistent Profitability

     Since our formation in 1989 and through March 31, 2002, we have had eight profitable quarters before preferred stock dividends and accretion, six of which occurred in the fiscal years ended March 31, 2002 and 2001. Although we realized net income before dividends for all quarters in the fiscal year that ended March 31, 2002, there can be no assurance that we will experience profitability in the future. As of March 31, 2002, we have incurred cumulative net losses of approximately $62 million. Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our VetScan DXS and Piccolo products. Increasing our sales volume of our products will depend upon our ability to:

•	continue to develop our products;

•	increase our sales and marketing activities;

•	increase our manufacturing activities; and

•	effectively compete against current and future competitors.

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

     Our periodic operating results have varied in the past. In the future, we expect our periodic operating results to vary significantly depending on, but not limited to, a number of factors, including:

•	the size and timing of sales orders that we receive from our customers;

•	market acceptance of our current and future products;

•	new product announcements made by us or our competitors;

•	changes in our pricing structures or the pricing structures of our competitors;

•	our ability to develop, introduce and market new products on a timely basis;

•	the costs, and possible supply constraints, of the components that we use to build our products;

•	our manufacturing capacities and our ability to increase the scale of these capacities;

•	the mix of product sales between our analyzer and our reagent disc products;

•	the limited size of our sales force;

•	the amount we spend on research and development;

•	changes in our strategy;

•	changes in our key personnel;

•	changes in regulatory matters; and

•	general economic trends in the economy.

We May Need Additional Funding In The Future And These Funds May Not Be Available To Us

     We believe that our existing capital resources, bank and equipment financing loans and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through fiscal year 2004, although no assurances can be given. We will need additional funds, however, if we do not achieve anticipated revenues from the sale of our Piccolo and VetScan DXS products. In addition, we expect to incur substantial additional costs to support our future operations, including:

•	further commercialization of our products and development of new test methods to allow us to further penetrate the human diagnostic market and the veterinary diagnostic market;

•	our need to acquire capital equipment for our manufacturing facilities, which includes the ongoing implementation of our semi-automated manufacturing lines to provide capacity for the production of commercial volumes of our products;

•	research and design costs related to the continuing development of our current and future products; and

•	additional pre-clinical testing and clinical trials for our current and future products.

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

We Are Currently Subject To a Patent Infringement Action Which, If Resolved Against Us, Could Both Adversely Affect Our Financial Position And Hamper Our Business

     On March 28, 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for us by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringes on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. In addition to claiming unspecified monetary damages, Idexx has requested that the Court issue an injunction to prevent us from selling our canine heartworm test until a judicial resolution of the claim has occurred. The parties are currently engaged in pre-trial motions and depositions. Although we believe that the claims by Idexx are meritless and we intend to defend ourselves vigorously, the outcome of the dispute cannot be predicted with certainty.

     We cannot estimate the effect of this potential liability on our financial condition, results of operations or cash flows. In the event that the Court finds in favor of Idexx, we may be forced to pay Idexx monetary damages, be enjoined from selling the canine heartworm product manufactured by S.A. Scientific, need to enter into a license agreement with Idexx pertaining to the patents, or a combination thereof. Further, we believe that offering a canine heartworm product is an important component of our suite of veterinary products and, in the event that we are enjoined from selling the canine heartworm antigen test manufactured by S.A. Scientific, we may be unable to either develop an alternate canine heartworm product that does not infringe upon the Idexx patents or Idexx may offer us commercially unfeasible terms for licensing their patents. Consequently, our ability to further penetrate the veterinary market would be limited and thus our revenues and overall financial condition would be adversely affected. Even if we are successful in defending against the Idexx action, the defense of such claims may become expensive and may divert our management’s focus away from running our business which would thus adversely affect our results of operations.

We Rely On Patents And Other Proprietary Information, The Loss Of Any Of Which Would Negatively Affect Our Business

     As of March 31, 2002, we have filed 25 patent applications in the United States and have been issued 23 patents. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications in secrecy until it issues the patents and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the U.S. Patent and Trademark Office, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

     We also rely upon copyrights, trademarks and unpatented trade secrets. Others may independently develop substantially equivalent proprietary information and techniques that would undermine our proprietary technologies. Further, others may gain access to our trade secrets or disclose such technology. Although we require our employees, consultants and advisors to execute agreements the require that our corporate information be kept confidential and that any inventions by these individuals are property of Abaxis, there can be no assurance that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information. The unauthorized dissemination of our confidential information would negatively impact our business.

We Have Limited Marketing And Distribution Experience And Few Resources To Devote To Marketing And Distribution

     We have been marketing our VetScan System products for less than seven years in the veterinary diagnostic market, and we have less than six years in marketing the Piccolo System in the human diagnostic market. We have only begun marketing our VetScan HMT products in the veterinary diagnostic market since fiscal 2001. Accordingly, we have very limited sales, marketing and distribution experience, especially in the human diagnostic market. We cannot assure you that:

•	we will be able to establish and maintain effective distribution arrangements;

•	any distribution arrangements that we are able to establish will be successful in marketing our products; or

•	the costs associated with marketing and distributing our products will not be excessive.

     Should we fail to effectively develop our marketing and distribution efforts, our growth will be limited and our results of operations will be adversely affected.

Because Competition for Qualified Sales Personnel is Intense, We May Be Unable to Recruit or Retain Sales Personnel, Which Could Impact the Sales of Our Products.

     Our success depends on our ability to attract and retain additional qualified biotechnology and medical device-oriented sales and marketing personnel. In particular, we have only nineteen full-time sales personnel involved in our sales and marketing activities. While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals. If we are to increase our sales, we will need to increase the size of our sales force and we intend to substantially increase our sales force in the fiscal year ending March 31, 2002. Competition for these types of personnel is intense, especially in the San Francisco Bay Area. Further, we will need to train new salespeople and supervise them closely. If we are unable to retain our existing key personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to market our products.

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

We Rely On Distributors To Sell Our Products; We Rely On Sole Distributor Arrangements In A Number Of Countries

     We distribute our products primarily through distributors. As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We have a number of distributors in the United States who distribute our VetScan DXS products, although one of these distributors, Vedco, Inc., has accounted for a substantial amount of our sales in the United States to date. We believe that our future growth depends on the efforts of these distributors. If one of our distributors, particularly Vedco, were to stop selling our products we may not be able to replace it. We operate on a purchase order basis with Vedco and Vedco is under no contractual obligation to continue carrying our products. Further, many of our distributors may carry our competitors’ products, and may promote our competitors’ products over our own products. Finally, we do not have at this time distribution partners in the United States who distribute our products for the human diagnostic market.

     We currently have exclusive distribution agreements in Argentina, Australia, Austria, Bahrain, China, Greece, Korea, Mexico, New Zealand, Portugal, South Africa, Spain, Switzerland, United Arab Emirates and the United Kingdom. Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our products. These distributors may not be successful in obtaining proper approvals for our products in their respective countries, and they may not be successful in marketing our products. We plan to enter into additional distribution agreements to expand our international distribution base and solidify our international presence. However, we may not be successful in entering into additional distributor agreements. Our distributors may terminate their relationship with us at any time. Historically, we have experienced a high degree of turnover among our international distributors. This high degree of turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo System and VetScan DXS products internationally.

We Depend On Sole Suppliers For Several Key Components To Our Products

     We use several components that are currently available from limited or sole sources. Two injection molding manufacturers currently make the molded plastic discs which, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require; to date, we have only qualified two manufacturers, one at two different sites, to manufacture the molded plastic discs. Moreover, we currently depend on one single vendor for a few of the chemicals that we use to produce the dry reagent chemistry beads. Further, our analyzer products use several technologically advanced components that are each available only from single vendors. Because we are dependent on a limited number of suppliers and manufacturers for critical components to our products, we are particularly susceptible to any interruption in the supply of these products or the viability of our assembly arrangements. The loss of one of these suppliers or a disruption in our manufacturing arrangements would materially adversely affect our business and financial condition.

We Compete With Larger, Better Established Entities Such As Hospitals And Commercial Laboratories

     Blood analysis is a well established field in which there are a number of competitors that have substantially greater financial resources and larger, more established marketing, sales and service organizations than we do. We compete with the following organizations:

•	commercial clinical laboratories;

•	hospitals’ clinical laboratories; and

•	manufacturers of bench top multi-test blood analyzers and other testing systems that health care providers can use “on-site.”

     We may not be able to compete with these organizations or their products or with future organizations or future products.

     Historically, hospitals and commercial laboratories perform the most human medical testing, and commercial laboratories perform the most veterinary medical testing. Our products compete with the commercial and hospital laboratories with respect to:

•	range of tests offered;

•	the immediacy of results;

•	cost effectiveness;

•	ease of use; and

•	reliability of results.

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

We Are Subject To Numerous Governmental Regulations

•	Need for FDA Certification for Our Medical Device Products

     Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration. The FDA classified our initial Piccolo products as “Class II” devices. Class II devices require us to submit to the FDA a pre-market notification form or 510(k). The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing. In our 510(k) notification, we must, among other things, establish that the product we plan to market is “substantially equivalent” to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) to a product that the FDA has previously cleared under the 510(k) process. The FDA review process of a 510(k) notification can last anywhere from three months to over a year, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. To date, we have received market clearance from the FDA for our Piccolo System and 19 reagent tests that we have on five reagent discs. We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures. These new test products are crucial for our success in the human diagnostic market. If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

•	Need to Comply with Manufacturing Regulations

     The 1976 Medical Device Amendment also requires us to manufacture our Piccolo products in accordance with Good Manufacturing Practices guidelines. Current Good Manufacturing Practice requirements are set forth in the quality system regulation. These requirements regulate the methods used in, and the facilities and controls used for, the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use. Our manufacturing facility is subject to periodic audits. In addition, various state regulatory agencies may regulate the manufacture of our products. For example, we have obtained a license from the State of California to manufacture our products. In September 1996, the FDA granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices. We are scheduled for inspection by the FDA and the State of California on a routine basis, typically once every 24 months. The most recent inspection was by the State of

California in April 2001 with licensing for the new Union City facility granted in early May 2001. We cannot assure you that we will successfully pass a re-inspection by the FDA or the State of California. In addition, we cannot assure you that we can comply with all current or future government manufacturing requirements and regulations. If we are unable to comply with the regulations, or if we do not pass routine inspections, our business and results of operations will be materially adversely affected.

•	Effects of the Clinical Laboratory Improvement Amendments on Our Products.

     Our Piccolo products are affected by the Clinical Laboratory Improvement Amendments of 1988. The Clinical Laboratory Improvement Amendments are intended to insure the quality and reliability of all medical testing in the United States regardless of where tests are performed. The current Clinical Laboratory Improvement Amendments divide laboratory tests into three categories: “simple,” “moderately complex” and “highly complex.” Tests performed using the Piccolo system are in the “moderately complex” category. This category requires that any location in which testing is performed be certified as a laboratory. Hence, we can only sell our Piccolo products to customers who meet the standards of a laboratory. To receive “laboratory” certification, a testing facility must be certified by the Health Care Financing Administration. After the testing facility receives a “laboratory” certification, it must then meet the Clinical Laboratory Improvement Amendments regulations. Because we can only sell our Piccolo products to testing facilities that are certified “laboratories,” the market for our products is correspondingly constrained. Consequently, the market for our Piccolo products will be confined to those testing facilities that are certified as “laboratories” and our growth will be limited accordingly.

•	We Are Subject to Various Federal, State and Local Regulations.

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

We Depend On Key Members Of Our Management And Scientific Staff, And We Must Retain And Recruit Qualified Individuals If We Are To Be Competitive

     We are highly dependent on the principal members of our management and scientific staff. The loss of any of these key personnel, including in particular Clinton H. Severson, our President, Chief Executive Officer and Chairman of our Board of Directors, might impede the achievement of our business objectives. We currently do not maintain key man life insurance on any of our employees. Although we believe that we will be successful both in retaining our current management and scientific staff and attracting and retaining skilled and experienced marketing, sales and manufacturing personnel, we may not be able to employ such personnel on acceptable terms because numerous medical products and other high technology companies compete for the services of these qualified individuals.

We May Inadvertently Produce Defective Products, Which May Subject Us to Significant Warranty Liabilities or Product Liability Claims And We May Have Insufficient Product Liability Insurance

     Our business involves applying sophisticated methods to raw materials and producing defect-free medical test equipment. Although we have established procedures for quality control on both the raw materials that we receive from suppliers and our manufactured final products, these procedures may prove inadequate to detect a defect that either occurs in limited quantities or that we have not anticipated. Should we inadvertently ship defective products, we may be subject to substantial claims under our warranty policy. Further, our business exposes us to potential product liability risks, which are inherent in the testing, manufacturing and marketing of human and veterinary medical products. We currently maintain product liability insurance. We believe that this insurance is adequate for our needs, taking into account the risks involved and cost of coverage. However, our product liability insurance may be insufficient to cover potential liabilities. In addition, in the future the coverage that we require may be unavailable on commercially reasonable terms, if at all. Even with our current insurance coverage, a mass product defect, product liability claim or recall could materially adversely affect our business or our financial condition.

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

System Failures or Delays May Harm Our Business And our Facilities and Manufacturing Operations are Vulnerable to Natural Disasters And Other Unexpected Losses.

     Our success depends on the efficient and uninterrupted operation of our manufacturing operations, which are co-located with our corporate headquarters in Union City, California. A failure of manufacturing operations, be it in the development and manufacturing of our VetScan or Piccolo analyzers or the reagent discs used in the analyzers could result in our inability to supply customer demand.

     We do not have a backup facility to provide redundant manufacturing capacity in the event of a system failure. Accordingly, if our Union City location experienced a system failure, or regulatory problem that temporarily shut-down our manufacturing facility, our manufacturing ability would become unavailable until we were able to bring an alternative facility online, a process which could take several weeks or even months. These manufacturing operations are also vulnerable to damage from fire, floods, earthquakes, power loss, telecommunications failures, break-ins and similar events. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Additionally, our computer servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

     During 2001, the western United States (and California in particular) experienced repeated episodes of diminished electrical power supply. If such episodes recur, certain of our operations or facilities may be subject to “rolling blackouts” or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. In addition, due to these power supply shortages, we may be subject to significantly greater power costs which may adversely affect our financial results.

Fluctuations in Foreign Exchange Rates And the Possible Lack of Financial Stability in Foreign Countries Could Prevent Overseas Sales Growth

     Our international sales are currently denominated in local currencies. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Our operating results could also be adversely affected by the economic conditions of our overseas markets.

Our Stock Price Is Highly Volatile And Investing In Our Stock Involves A High Degree Of Risk

     The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. The following factors may affect the market price of our common stock:

•	fluctuation in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	changes in governmental regulation;

•	prospects and proposals for health care reform;

•	governmental or third party payors’ controls on prices that our customers may pay for our products;

•	developments or disputes concerning patent or our other proprietary rights;

•	public concern as to the safety of our devices or similar devices developed by our competitors; and

•	general market conditions.

     Because our stock price is so volatile, investing in our common stock is highly risky. A potential investor must be able to withstand the loss of his entire investment in our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to financial market risks with respect to interest rates on our accounts receivable line of credit, long-term debt and cash equivalent investments.

     For our accounts receivable line of credit, the interest rate is equal to the prime rate. Consequently, an increase in the prime rate would expose us to higher interest expenses. The balance on our accounts receivable line of credit was $2,000,000 as of March 31, 2002. Based on this balance, for each 1% increase in the prime rate, we would pay approximately $5,000 of additional interest each quarter. In fiscal 2001, the interest rate was equal to 1.0% over the prime rate. The balance on our line of credit was $1,771,000 at the end of fiscal 2001. Based on this balance, for each 1% increase in the prime rate, we would pay additional interest for each quarter of approximately $4,400.

     For our long-term debt, which is our equipment loan, the interest rate is equal to 1.0% over the prime rate. As with our accounts receivable credit facility, any increase in interest rates would expose us to higher interest expenses. The balance on our long-term debt was $1,400,000 as of March 31, 2002. Based on this balance, for each 1% increase in the prime rate, we would pay a total of approximately $3,500 of additional interest each quarter. In fiscal 2001, the interest rates were equal to 1.5% and 1.6% over the prime rate, respectively, for each of the two equipment loans. The balances on the long-term debt were $653,000 and $1,000,000, respectively, for each of the two equipment loans, as of March 31, 2001. Based on these balances, for each 1% increase in the prime rate, we would pay additional interest for each quarter aggregating approximately $4,100.

     All of our sales are denominated in US dollars, except for sales under our OEM agreement to provide VetScan systems to MELET which are denominated in Euros. Sales to MELET during our fiscal year ended March 31, 2002 were less than 1% of our total revenues. There was no amount owed by MELET at March 31, 2002.

     As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments. In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, in which case we will formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking such hedge transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Independent Auditors’ Report

     Balance Sheets at March 31, 2002 and 2001

     Statements of Operations for the Years Ended March 31, 2002, 2001 and 2000

     Statements of Shareholders’ Equity for the Years Ended March 31, 2002, 2001 and 2000

     Statements of Cash Flows for the Years Ended March 31, 2002, 2001 and 2000

     Notes to Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Abaxis, Inc.:

We have audited the accompanying balance sheets of Abaxis, Inc. (the “Company”) as of March 31, 2002 and 2001 and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
April 25, 2002 (May 8, 2002 as to the ninth paragraph of Note 7)

ABAXIS, INC.

BALANCE SHEETS

	March 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$4,098,000	$2,012,000
Stock offering proceeds receivable	3,446,000	—
Trade receivables (net of allowances of $244,000 in 2002 and $357,000 in 2001)	6,924,000	7,560,000
Interest receivable	—	2,000
Inventories	5,558,000	6,146,000
Prepaid expenses	476,000	406,000

Total current assets	20,502,000	16,126,000
Property and equipment — net	9,071,000	9,455,000
Deposits and other assets	107,000	420,000

Total assets	$29,680,000	$26,001,000

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings under line of credit	$2,000,000	$1,771,000
Accounts payable	1,914,000	3,622,000
Dividends payable	230,000	230,000
Accrued payroll and related expenses	1,440,000	965,000
Other accrued liabilities	497,000	397,000
Warranty reserve	192,000	240,000
Deferred revenue	383,000	248,000
Current portion of capital lease obligations	97,000	117,000
Current portion of long-term debt	467,000	725,000

Total current liabilities	7,220,000	8,315,000

Capital lease obligation, less current portion	103,000	588,000
Long-term debt, less current portion	933,000	928,000
Long-term deferred rent	198,000	41,000
Long-term deferred revenue, less current portion	417,000	516,000
Long-term commission obligation	96,000	118,000

Total non-current liabilities	1,747,000	2,191,000

Commitments and contingencies (Note 7)
Convertible preferred stock, no par value: 3,750 shares issued and outstanding in 2002 (liquidation preference — $3,750,000)	2,561,000	—

Shareholders’ equity:
Convertible preferred stock, no par value: authorized shares - 5,000,000; issued and outstanding shares — 6,558 in 2002 and 6,578 in 2001	3,193,000	3,213,000
Common stock, no par value: authorized shares - 35,000,000; issued and outstanding shares — 16,339,735 in 2002 and 16,102,451 in 2001	76,843,000	74,453,000
Deferred stock compensation	—	(16,000)
Accumulated deficit	(61,884,000)	(62,155,000)

Total shareholders’ equity	18,152,000	15,495,000

Total liabilities, convertible preferred stock and shareholders’ equity	$29,680,000	$26,001,000

See notes to financial statements

ABAXIS, INC.

STATEMENTS OF OPERATIONS

	Year Ended March 31,

	2002	2001	2000

Product sales, net	$30,418,000	$29,536,000	$23,236,000
Development and licensing revenue	213,000	237,000	140,000

Total revenues	30,631,000	29,773,000	23,376,000

Costs and operating expenses:
Cost of product sales	15,966,000	16,560,000	12,695,000
Selling, general and administrative	9,333,000	9,641,000	7,765,000
Research and development	3,834,000	3,458,000	3,534,000

Total costs and operating expenses	29,133,000	29,659,000	23,994,000

Income (loss) from operations	1,498,000	114,000	(618,000)
Interest and other income	91,000	140,000	187,000
Interest and other expense	(269,000)	(45,000)	(170,000)

Net income (loss) before income taxes	1,320,000	209,000	(601,000)
Income tax provision (benefit)	16,000	21,000	(24,000)

Net income (loss)	$1,304,000	$188,000	$(577,000)

Basic and diluted net income (loss) per share (a)	$0.02	$(0.09)	$(0.05)

Shares used in computing basic per share amounts	16,264,153	15,994,438	14,295,748

Shares used in computing diluted per share amounts	16,808,496	15,994,438	14,295,748

(a)  Net income attributable to common shareholders used in the computation of diluted net income per share for the fiscal year ended March 31, 2002 was $271,000 which reflects preferred dividends of $446,000 and a non-cash preferred dividend charge of $587,000 related to the beneficial conversion feature contained in the Company’s Series E Preferred Stock issued in March 2002. Net (loss) attributable to common shareholders used in the computation of diluted net loss per share for the fiscal year ended March 31, 2001 was $(1,460,000), which reflects preferred dividends of $230,000 and a non-cash preferred dividend charge of $1,418,000 related to the beneficial conversion feature contained in the Company’s Series D Preferred Stock issued in October 2000. Net (loss) attributable to common shareholders used in the computation of diluted net income per share for the fiscal year ended March 31, 2000 was $(728,000), which reflects preferred dividends of $151,000. See Notes 9 & 10.

ABAXIS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock		Deferred
					Stock	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Compensation	Deficit	Equity

Balances at April 1, 1999	4,000	$3,581,000	13,957,980	$63,944,000	$(28,000)	$(59,967,000)	$7,530,000
Common stock option exercises	—	—	47,247	152,000	—	—	152,000
Preferred stock dividends payable	—	—	—	—	—	(151,000)	(151,000)
Conversion of Series C convertible preferred stock into common stock	(4,000)	(3,581,000)	1,600,000	3,581,000	—	—	—
Common stock issued for dividends payable	—	—	90,164	239,000	—	—	239,000
Non-employee stock compensation	—	—	—	17,000	(17,000)	—	—
Revaluation of non-employee options and warrants	—	—	—	72,000	(72,000)	—	—
Amortization of deferred stock compensation	—	—	—	—	44,000	—	44,000
Net loss	—	—	—	—	—	(577,000)	(577,000)

Balances at March 31, 2000	—	—	15,695,391	68,005,000	(73,000)	(60,695,000)	7,237,000
Common stock issued:
Option exercises	—	—	236,456	777,000	—	—	777,000
Warrant exercises	—	—	133,727	300,000	—	—	300,000
Retirement plan	—	—	36,877	208,000	—	—	208,000
Common stock warrants issued for services	—	—	—	448,000	—	—	448,000
Series D convertible preferred stock issuance:
Cash proceeds, net of cash issuance costs of $145,000 and proceeds allocated to common stock warrants	6,578	5,015,000	—	—	—	—	5,015,000
Proceeds allocated to common stock warrants	—	—	—	1,418,000	—	—	1,418,000
Non cash issuance costs-common stock warrants issued to advisors	—	(1,802,000)	—	1,802,000	—	—	—
Beneficial conversion feature, net of deemed dividend and accretion	—	—	—	1,418,000	—	(1,418,000)	—
Accrued dividends on Series D convertible preferred stock	—	—	—	—	—	(230,000)	(230,000)
Revaluation of non-employee options and warrants granted prior to fiscal 2001	—	—	—	63,000	(63,000)	—	—
Amortization of deferred compensation	—	—	—	—	120,000	—	120,000
Compensation expense for non-employee options granted in fiscal 2001	—	—	—	14,000	—	—	14,000
Net income	—	—	—	—	—	188,000	188,000

Balances at March 31, 2001	6,578	3,213,000	16,102,451	74,453,000	(16,000)	(62,155,000)	15,495,000
Option exercises and related tax benefits	—	—	133,901	417,000	—	—	417,000
Amounts related to Series E convertible preferred stock issuance:
Proceeds allocated to common stock warrants	—	—	—	645,000	—	—	645,000
Non cash issuance costs-common stock warrants issued to advisors	—	—	—	240,000	—	—	240,000
Beneficial conversion feature, net of deemed dividend and accretion	—	—	—	587,000	—	(587,000)	—
Accrued dividends on Series D convertible preferred stock	—	—	—	—	—	(446,000)	(446,000)
Conversion of Series D convertible preferred stock into common stock	(20)	(20,000)	2,857	20,000	—	—	—
Common stock issued for dividends payable	—	—	100,526	446,000	—	—	446,000
Revaluation of non-employee options and warrants granted prior to fiscal 2001	—	—	—	(3,000)	3,000	—	—
Amortization of deferred compensation	—	—	—	—	13,000	—	13,000
Compensation expense for non-employee options granted in fiscal 2001 and 2002	—	—	—	38,000	—	—	38,000
Net income	—	—	—	—	—	1,304,000	1,304,000

Balances at March 31, 2002	6,558	$3,193,000	16,339,735	$76,843,000	$—	$(61,884,000)	$18,152,000

See notes to financial statements

ABAXIS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2002	2001	2000

Operating activities:
Net income (loss)	$1,304,000	$188,000	$(577,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,717,000	1,345,000	656,000
Common stock issued for employee benefit plans	—	208,000	—
Stock based compensation	51,000	134,000	44,000
Changes in assets and liabilities:
Trade receivables	636,000	(2,460,000)	(2,369,000)
Interest receivable	2,000	6,000	(8,000)
Inventories	318,000	(3,421,000)	(792,000)
Prepaid expenses	(250,000)	(286,000)	113,000
Deposits and other assets	313,000	(85,000)	(82,000)
Accounts payable	(1,708,000)	2,593,000	(58,000)
Accrued payroll and related expenses	475,000	(660,000)	1,052,000
Warranty reserve and other accrued liabilities	73,000	(271,000)	(239,000)
Deferred rent	157,000	26,000	(38,000)
Deferred revenue	36,000	45,000	461,000
Long-term commission obligation	(22,000)	(66,000)	184,000

Net cash provided by (used in) operating activities	3,102,000	(2,704,000)	(1,653,000)

Investing activities:
Purchase of property and equipment	(873,000)	(5,914,000)	(2,009,000)

Net cash used in investing activities	(873,000)	(5,914,000)	(2,009,000)

Financing activities:
Proceeds from equipment financing	1,400,000	1,000,000	1,176,000
Repayment of equipment financing	(1,653,000)	(392,000)	(1,626,000)
Borrowings under line-of-credit	2,600,000	500,000	588,000
Repayment of line-of-credit	(2,371,000)	—	—
Repayment of capital lease obligations	(515,000)	(37,000)	(5,000)
Net cash proceeds from issuance of preferred stock	—	6,433,000	—
Exercise of common stock options	396,000	777,000	152,000
Exercise of common stock warrants	—	300,000	—

Net cash provided by (used in) financing activities	(143,000)	8,581,000	285,000

Net increase (decrease) in cash and cash equivalents	2,086,000	(37,000)	(3,377,000)
Cash and cash equivalents at beginning of year	2,012,000	2,049,000	5,426,000

Cash and cash equivalents at end of year	$4,098,000	$2,012,000	$2,049,000

Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest capitalized	$260,000	$19,000	$161,000

Taxes paid	$—	$10,000	$(24,000)

Noncash financing activities —
Proceeds receivable from stock offering, net	$3,446,000	$—	$—

Preferred stock dividends and accretion	$1,033,000	$1,648,000	$151,000

Issuance of common stock for conversion of preferred stock and payment of dividends payable	$466,000	$—	$3,820,000

Warrants issued for services and issuance costs	$240,000	$2,250,000	$—

Tenant improvements financed by leasing company	$—	$456,000	$—

Capital lease obligations incurred in connection with acquisition of fixed assets	$10,000	$677,000	$70,000

See notes to financial statements

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2002, 2001 AND 2000

1.   Organization and Summary of Significant Accounting Policies

Abaxis, Inc. (“the Company”) was incorporated in California in 1989 and develops, manufactures and markets portable blood analysis systems for use in any patient care setting to provide clinicians with rapid blood constituent measurements.

Use of Estimates in Preparation of Financial Statements — The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include trade receivables allowances , certain accruals, warranty reserves and a valuation allowance for net deferred tax assets. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties — The Company operates in a dynamic industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a negative effect on the Company in terms of its future financial position and results of operations: ability to obtain additional financing; continued Federal Drug Administration compliance, regulatory changes; uncertainty regarding health care reforms; fundamental changes in the technology underlying blood testing; the ability to develop new products that are accepted in the marketplace; competition, including, but not limited to pricing and products or product features and services; litigation or other claims against the Company; the adequate and timely sourcing of inventories; and the hiring, training and retention of key employees.

Cash Equivalents — Cash equivalents consist primarily of money market accounts and short-term financial instruments with original maturities of less than 90 days from the date of acquisition that are readily convertible into cash.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents and trade receivables. Cash and cash equivalents are placed with high quality financial institutions and are regularly monitored by management. The Company sells its products primarily to organizations in the United States, Japan and Europe. The Company monitors the credit status of its customers on an ongoing basis and generally does not require its customers to provide collateral for purchases on credit. The Company maintains allowances for potential bad debt losses. At March 31, 2002, two customers individually accounted for 42% and 12%, respectively, of trade receivables. At March 31, 2001, two customers individually accounted for 50% and 11%, respectively, of trade receivables.

Inventories — Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the assets (two to five years). Leasehold improvements are amortized over the shorter of the estimated useful lives or the related lease term. During the fiscal years ended March 31, 2002, 2001 and 2000, the Company capitalized $74,000, $295,000, and $236,000, respectively, of interest on constructed assets.

Valuation of Long-lived Assets — The carrying value of the Company’s long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that an asset may not be recoverable. The Company looks to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value.

Fair Value of Financial Instruments — The fair value of long-term debt approximates the carrying amount based on the current rate offered to the Company for debt of similar remaining maturities.

Revenue Recognition — Revenues from product sales, net of estimated sales allowances and rebates, are generally recognized upon shipment when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is reasonably assured. Rights of return are generally not provided and provisions are made at the time the related revenue is recognized for the estimated future costs to be incurred under initial standard warranty obligations of one year. Revenues received for, or allocated to extended warranty arrangements are recognized ratably over the related warranty period. Instrument revenues under cross-distribution agreements (where the Company and another party purchase each other’s products for resale) are recognized upon sale of the products to the end user. Development and licensing revenue is recognized in accordance with the related contract terms.

Research and Development — Research and development costs, including internally generated software costs, are expensed as incurred and include expenses associated with new product research and regulatory activities. The Company’s products include certain software applications that are resident in the product. The costs to develop such software have not been capitalized as the Company believes its current software development process is essentially completed concurrent with the establishment of technological feasibility of the software.

Advertising Expenses — Costs of advertising, which also includes promotional expenses, are expensed as incurred. Advertising expenses for the years ended March 31, 2002, 2001 and 2000 were approximately $1,023,000, $1,014,000 and $608,000, respectively.

Income Taxes — The Company accounts for income taxes using an asset and liability approach to recording deferred taxes. A valuation allowance against deferred tax assets is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. See Note 12.

Stock-Based Compensation — The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and other related guidance. Stock-based awards to consultants and other non-employees are accounted for based upon estimated fair values in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation” and Emerging Issues Task Force (“EITF”) Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction With Selling, Goods or Services” and other related guidance.

Net Income (Loss) Per Share Information — Basic net income(loss) per share is computed based upon the weighted average number of shares of common stock outstanding and the net income(loss) attributable to common shareholders. Diluted net income(loss) per share is computed by dividing net income(loss) attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. See Note 11.

Comprehensive Income (Loss) — Comprehensive income (loss) was the same as net income (loss) for the years ended March 31, 2002, 2001 and 2000.

New Accounting Pronouncements — In June 1998, the Financial Accounting Standards Board, (the “FASB”), issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133). SFAS No. 133, as amended, requires that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded on the balance sheet at its fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. The Company adopted SFAS No. 133, as amended, effective April 1, 2001. The adoption of SFAS No. 133, as amended, did not have an impact on the Company’s financial position, results of operations or cash flows as it had no stand-alone or embedded derivatives at March 31, 2001 and had not historically entered into any derivative transactions to hedge currency or other exposures.

In September 2000, the FASB issued SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 140 replaces SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of SFAS No. 125’s provisions without reconsideration. The Company adopted the applicable disclosure requirements of SFAS No. 140 in its financial statements as of March 31, 2001. Adoption of the remaining provisions of SFAS No. 140, which were effective for transactions entered into after March 2001, did not have a significant impact on the Company’s financial position or results of operations.

In July 2000, the Emerging Issues Task Force (“EITF”) of the Financial Accounting Standards Board reached a consensus on EITF Issue 00-10 “Accounting for Shipping and Handling Fees and Costs” (EITF Issue 00-10). This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. As a result of its application, the Company has reclassified shipping and handling fees and cost billed to customers from cost of product sales to other product revenues for the fiscal years ending March 31, 2002, 2001 and 2000 in the amounts of approximately $260,000, $272,000 and $146,000, respectively.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The Company is required to adopt SFAS No. 143 as of April 1, 2003 and is currently evaluating the impact, if any, that the adoption of SFAS No. 143 will have on its financial results.

In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No. 144 as of April 1, 2002. The Company expects that there will be no effect on its financial results relating to the adoption of SFAS No. 144.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 generally requires that any gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense). The Company expects to adopt the provisions of SFAS No. 145 in fiscal 2003. The Company is currently evaluating the impact of adopting the provisions of SFAS No. 145 in its financial statements.

Reclassification — Certain amounts in the fiscal years ended March 31, 2001 and 2000 financial statements have been reclassified to conform to the fiscal year ended March 31, 2002 presentation.

2.   Stock Offering Proceeds Receivable

At March 31, 2002, the stock offering proceeds receivable of $3,446,000 represents net proceeds due the Company pursuant to the first closing of its sale of Series E preferred stock which occurred on March 29, 2002. The proceeds were received on April 3, 2002. See Note 9.

3.   Inventories

Inventories at March 31 consist of the following:

	2002	2001

Raw materials	$2,289,000	$3,339,000
Work in process	1,580,000	1,284,000
Finished goods	1,689,000	1,523,000

	$5,558,000	$6,146,000

4.   Property and Equipment

Property and equipment at March 31 consist of the following:

	2002	2001

Machinery and equipment	$8,393,000	$6,584,000
Furniture and fixtures	1,234,000	1,175,000
Computers and computer equipment	820,000	1,273,000
Leasehold improvements	5,357,000	5,253,000
Construction in progress	351,000	2,094,000

	16,155,000	16,379,000
Accumulated depreciation and amortization	(7,084,000)	(6,924,000)

Property and Equipment — net	$9,071,000	$9,455,000

Depreciation and amortization expense for property and equipment for the years ended March 31, 2002, 2001 and 2000 was $1,537,000, $1,078,000 and $621,000, respectively.

5.   Line of Credit and Long-Term Debt

In March 2002, the Company terminated certain line of credit and equipment financing loans and entered into new line of credit and equipment financing loans with another lender. The new line of credit provides for borrowings of up to $5,250,000: up to $4,000,000 is collateralized by domestic receivables and up to $1,250,000 is collateralized by foreign receivables. This new line of credit bears interest at the prime rate, which was 4.75% at March 31, 2002, and is payable monthly. Of the $4,000,000 domestic line of credit, $820,000 was committed to secure a letter of credit for the Company’s facilities lease. The domestic line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. The foreign line of credit expires in September 2002 and is subject to renewal on an annual basis. The Company’s weighted average interest rate on borrowings under its line of credit facilities during the years ended March 31, 2002 and 2001 was 7.02% and 9.58%, respectively. At March 31, 2002, the amount outstanding under the Company’s line of credit, which consists of both domestic and foreign borrowings, was $2,000,000 and $1,882,000 was available for additional borrowings.

The balance of the new equipment financing loan at March 31, 2002 was $1,400,000. The equipment loan bears interest at the prime rate plus 1%, which was 5.75% at March 31, 2002, and is payable in monthly installments of principal and interest totaling approximately $42,000 over a period of three years. The equipment financing loans outstanding at March 31, 2001 totaled $1,653,000. The weighted average interest rate on equipment financing loans during the years ended March 31, 2002 and 2001 was 7.02% and 10.78%, respectively.

The line of credit and equipment financing agreements contain certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that the Company have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000. The Company is also required to be profitable on a fiscal year to date basis beginning with the six month period ending September 30 and to have a net income before preferred stock dividends and accretion of $1,150,000 for the fiscal year ended March 31, 2003. In addition, the Company is required to have a minimum liquidity coverage, as defined, of not less than 1.25 to 1.00, cash flow coverage, as defined, of not less than 1.20 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $15,000,000 to be increased by 100% of any net equity capital raised and a minimum of 50% of net income.

Borrowings under the line of credit and equipment financing loans are secured by a pledge of the Company’s net book value of assets of $20.7 million at March 31, 2002 and intellectual property.

Future principal payments under the equipment financing loan are follows:

Fiscal year ending March 31,

2003	$467,000
2004	467,000
2005	466,000

$1,400,000

6.   Co-Promotion Agreement

In September 1999, the Company entered into a co-promotion agreement with Abbott Laboratories. The agreement was for an initial term of two years. As of September 30, 2000, the co-promotion agreement with Abbott Laboratories was terminated in accordance with its terms. While this agreement was in effect, the Company incurred commission obligations to Abbott Laboratories which are payable over an approximate eight-year period. The present value of such obligations were recorded concurrent with the respective sales using a discount rate of 9.75%.

Future payments on commission obligations are as follows:

Fiscal Year

2003	$14,000
2004	41,000
2005	32,000
2006	31,000
2007	31,000
Thereafter	32,000

Total commission obligations	181,000
Less amounts representing interest	74,000

Present value of commission obligations	107,000
Less amounts due within one year included in accounts payable	11,000

Long-term commission obligation	$96,000

7.   Commitments and Contingencies

Lease — The Company leases its principal facility and certain computer and office equipment under non-cancelable operating lease agreements, which expire on various dates through fiscal 2010. Monthly rental payments increase based on a predetermined schedule. The Company recognizes rent expense on a straight-line basis over the life of the leases.

At March 31, 2002 and 2001, property and equipment held under capital leases were $302,000 and $292,000, respectively (with accumulated amortization of $158,000 and $62,000, respectively).

The future minimum payments under the leases at March 31, 2002 are as follows:

	Capital	Operating
Fiscal Year Ending March 31,	Leases	Leases

2003	$120,000	$1,012,000
2004	96,000	1,001,000
2005	25,000	986,000
2006	18,000	985,000
2007	—	985,000
Thereafter	—	3,200,000

Total minimum lease payments	259,000	$8,169,000

Less amounts representing interest (9.9% to 26.7%)	59,000

Present value of minimum lease payments	200,000
Less amounts due within one year	97,000

Long-term portion	$103,000

Rent expense under operating leases was approximately $1,019,000, $1,182,000 and $734,000 for the years ended March 31, 2002, 2001 and 2000, respectively. In connection with its facilities lease agreement, the Company established a letter of credit for $820,000, which is secured by its line of credit. See Note 5.

Purchase Commitments — The Company has entered into a non-cancellable purchase commitment with one of its suppliers. The outstanding commitment as of March 31, 2002 was approximately $750,000 and is expected to be satisfied during fiscal 2003.

In November 2001, the Company arrived at general terms with SA Scientific, Inc., of San Antonio, Texas, to purchase canine heartworm antigen tests over a period of four years. The outstanding commitment for the fiscal years ending March 31, 2002 through 2005 was $1,200,000, $2,250,000, $2,250,000, and $1,500,000, respectively. The Company expects to enter into a formal contract based on these terms in the quarter ending September 30, 2002. As described below, one of the Company’s competitors, Idexx Laboratories, Inc. ("Idexx"), has alleged in an action filed with the United States District Court for the District Court of Maine that the canine heartworm antigen test supplied to the Company by S.A. Scientific infringes on two of Idexx’s patents. Idexx has requested a preliminary injunction to prevent the Company from selling the canine heartworm antigen test and, in the event that either a preliminary or permanent injunction is issued against either the Company or S.A. Scientific, the Company does not believe, based on the general terms that it has agreed with S.A. Scientific, that it will be obligated to purchase any of the canine heartworm antigen tests. Similarly, the Company has agreed with S.A. Scientific that their commercial relationship will be renegotiated in the event that the canine heartworm antigen test produced by S.A. Scientific is found to infringe upon either or both of Idexx’s patents and Idexx does not offer the Company or S.A. Scientific a commercially reasonable license fee for the patent or patents that would be found to have been infringed upon.

Litigation — The Company is involved in various litigation matters in the normal course of business. Except for the unknown resolution of the lawsuit discussed below, the Company believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.

On March 28, 2002, Idexx Laboratories, Inc., the Company’s principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for us by a third party, S.A. Scientific, Inc. (“SAS”), and sold using the Abaxis brand infringes on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. In addition to claiming unspecified monetary damages, Idexx has requested that the Court issue an injunction to prevent the Company from selling its canine heartworm test until a judicial resolution of the claim has occurred. The Company will incur expenses in the defense of such claims and management’s attention may be diverted from its operations. If the Company is enjoined from selling its canine heartworm test product, its revenues may be adversely affected. The parties are currently engaged in pre-trial motions and depositions. Although management believes that the claims by Idexx are meritless and the Company intends to defend itself vigorously, the outcome of the dispute cannot be predicted with certainty.

On May 8, 2002, the Company entered into an agreement with SAS under which, the two parties agreed to have joint representation by counsel to defend against the legal action filed by Idexx.

8.   Retirement Plan

The Company has a tax deferred savings plan for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to have salary reduction contributions made to the plan on a quarterly basis. The Company may make annual contributions to the plan at the discretion of the Board of Directors either in cash or in common stock. During the fiscal years ended March 31, 2002, 2001 and 2000, the Company recorded obligations of $107,000, $111,000 and $97,000, respectively, for employer contributions to the plan. The obligations incurred for fiscal 2001 and 2000 were satisfied through the contribution of shares of the Company’s common stock. As of March 31, 2002, the Company had not issued common stock to satisfy its obligation incurred for fiscal 2002.

9.   Convertible Preferred Stock

Series E Convertible Preferred Stock — In March 2002 and April 2002, the Company sold 3,750 and 3,620 shares of Series E convertible preferred stock at $1,000 per share, respectively, resulting in net cash proceeds to the Company aggregating $6,813,000. The Series E convertible preferred stock is non-voting and pays an annual cumulative dividend of 6.5% of the original issue price per share, payable semiannually in cash or shares of common stock at the Company’s election. Upon the liquidation of, dissolution of, winding-up of, or change of control in Abaxis, holders of the Series E convertible preferred stock are entitled to receive $1,000 per share, the original issue price, plus any accrued but unpaid dividends, as a liquidation preference prior to Abaxis making any distributions to holders of common stock.

The Series E convertible preferred stock automatically converts into 1,133,846 shares of common stock upon the earlier of: (i) the first date following March 28, 2003 on which the closing per share price of Abaxis common stock exceeds $12.00 for twenty consecutive trading days (the “Automatic Price Conversion Date”), or (ii) March 28, 2007; provided, however, that if the closing sales price of the common stock as reported on Nasdaq National Market System is less than $6.50 for each of the twenty (20) consecutive trading days immediately prior to and including March 28, 2007, then the Series E preferred stock will convert into common stock automatically upon the earlier to occur of (A) March 28, 2008, or (B) the Automatic Price Conversion Date. The shares may also be converted at the option of the holder at any time. The number of common shares into which the Series E convertible preferred stock is convertible is subject to adjustment for anti-dilution, stock splits, and other certain events.

Each Series E convertible preferred stock investor received a warrant to purchase 50 shares of common stock for each preferred share acquired. The common stock warrants are valid for five years and exercisable at $7.00 per share. Approximately $1,235,000 of the aggregate proceeds were attributed to the value of the warrants and allocated to common stock. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: contractual life of five years, volatility of 78.6%, risk free interest rate of 4.92% and no dividends during the contractual term. In connection with the sale of the Series E convertible preferred stock the Company issued to advisors for services, fully vested five year warrants to purchase 113,385 shares of common stock at an exercise price of $6.50 per share and 25,000 shares of common stock. The aggregate value of these warrants and shares of common stock of $601,000 was recorded as a stock issuance cost.

The value of the warrants was determined using the Black-Scholes option pricing model with assumptions substantially consistent with those used for valuing the warrants issued to the investors.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5 ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios’, to Certain Convertible Securities”, which became effective in November 2000, the allocated value of the Series E convertible preferred stock contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series E convertible preferred stock and the fair market value of the common stock at the date of issuance. The Company determined an aggregate dividend charge of $957,000 representing the value of the beneficial conversion feature.

The amounts recorded in the Company’s financial statements at March 31, 2002, representing the amounts attributed to the initial closing in March 2002, were as follows: net cash proceeds — $3,446,000 ($304,000 of issuance costs incurred), allocation to warrants issued to investors — $645,000, warrants issued to advisors for services — $240,000, and the amount of the dividend charge related to the value of beneficial coversion feature - $587,000.

10.  Shareholders’ Equity

Series C Convertible Preferred Stock — In November 1998, the Company sold 4,000 shares of non-voting Series C convertible preferred stock to certain non-U.S. purchasers at a price per share of $1,000, resulting in net cash proceeds to the Company of approximately $3,581,000. Each share of Series C preferred stock was entitled to receive a dividend of $60 per share per annum, payable in cash or common stock at the option of the Company. At March 31, 2000, the 4,000 shares of Series C preferred stock had been converted into 1,600,000 shares of common stock in accordance with the specified exchange ratio. In addition, dividends of $239,000 were converted to 90,164 shares of common stock.

Series D Convertible Preferred Stock — In October 2000 and November 2000, the Company sold 6,578 shares of Series D convertible preferred stock at $1,000 per share, resulting in net cash proceeds to the Company of $6,433,000. The Series D convertible preferred stock is non-voting and pays an annual cumulative dividend of 7.0% of the original issue price per share, payable semiannually in cash or shares of common stock at the Company’s election.

The Series D convertible preferred stock automatically converts into shares of common stock upon the earlier of: (i) the first date following September 22, 2001 on which the closing per share price of Abaxis common stock exceeds $7.00 for twenty consecutive trading days (the “Automatic Price Conversion Date”), or (ii) September 27, 2005; provided, however, that if the closing sales price of the common stock as reported on Nasdaq National Market System is less than $7.00 for each of the twenty (20) consecutive trading days immediately prior to and including September 27, 2005, then the Series D preferred stock will convert into common stock automatically upon the earlier to occur of (A) September 27, 2006, or (B) the Automatic Price Conversion Date. The shares may also be converted at the option of the holder at any time. The number of common shares into which the Series D convertible preferred stock is convertible is subject to adjustment for anti-dilution, stock splits, and other certain events.

Each Series D convertible preferred stock investor received a warrant to purchase 50 shares of common stock for each preferred share acquired. The common stock warrants are exercisable at $7.00 per share through October 3, 2006. Approximately $1,418,000 of the proceeds were attributed to the value of the warrants and allocated to common stock. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: contractual life of six years, volatility of 84.2%, risk free interest rate of 5.45% and no dividends during the contractual term. In connection with the sale of the Series D convertible preferred stock the Company issued, to advisors for services, fully vested five year warrants to purchase 377,500 shares of common stock at exercise prices ranging from $6.00-$7.00 per share. The aggregate value of these warrants of $1,802,000 was recorded as a stock issuance cost and was determined using the Black-Scholes option pricing model with assumptions substantially consistent with those used for valuing the warrants issued to the investors.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5. ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios,’ to Certain Convertible Securities”, which became effective in November 2000, the allocated value of the Series D convertible preferred stock contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series D convertible preferred stock and the fair market value of the common stock at the date of issuance. As a result, in the fiscal year ended March 31, 2001, the Company recorded a dividend charge of $1,418,000 representing the value of the beneficial conversion feature.

During the fiscal year ended March 31, 2002, dividends related to the Series D preferred stock of $446,000, including $230,000 accrued at March 31, 2001, were paid through the issuance of 100,526 shares of common stock. In addition, 20 shares of Series D preferred stock were converted into 2,857 shares of common stock in accordance with the specified exchange ratio. At March 31, 2002, the outstanding shares of Series D preferred stock were convertible into 936,857 shares of common stock.

Common Stock Warrants — In April 2000, the Company entered into a consulting agreement for financial advisory services to be provided to the Company over a period of eighteen months. In consideration for these services the Company agreed to a monthly retainer and granted warrants to acquire 150,000 shares of common stock, of which 75,000 vested immediately and the remaining balance of 75,000 vested during fiscal 2001 pursuant to the achievement of certain milestones. The warrants have five-year term and are exercisable at a price of $7.75 per share. The Company determined the value of the vested warrants using the Black-Scholes option pricing model with the following assumptions: expected life 5 years; risk-free interest rate of 6.6%-7.5%; volatility of 84-88%; and no dividends during the expected term. The fair value attributable to the warrants vested at issuance was amortized to expense over the eighteen month term of the agreement. The fair value of the warrants was measured upon the attainment of related milestones. Pursuant to the terms of the agreement, the Company recorded marketing expenses of $268,000 and $180,000 in 2001 and 2002, respectively, and Series D convertible preferred stock issuance costs of $312,000 in 2001.

At March 31, 2002, warrants were outstanding to purchase an aggregate of 1,026,592 shares of common stock at a weighted average exercise price of $6.96 per share expiring through April 2007.

Stock Option Plan — Under the Company’s 1998 Stock Option Plan (the Option Plan), options to purchase common stock may be granted to employees and consultants. Options granted under the Option Plan may be either incentive stock options or nonqualified stock options. Incentive stock options are granted at no less than the fair market value of the common stock on the date of grant, and nonqualified stock options are granted at no less than 85% of the current fair market value of the common stock on the date of grant. The stock options generally expire ten years from the date of grant and normally become exercisable ratably over four years. Under our 1992 Outside Directors’ Stock Option Plan (the Directors’ Plan), options to purchase 4,000 shares of common stock are automatically granted, annually, to directors of Abaxis who are not employees. Options under the Directors’ Plan are nonqualified stock options and are granted at the fair market value on the date of grant and expire ten years from the date of grant.

During the fiscal years ending March 31, 2002, 2001 and 2000, the Company granted 9,000, 8,000 and 5,000 non-statutory stock options to consultants, the values of which were originally estimated at $38,000, $35,000 and $17,000, respectively. The values of these non-statutory stock options granted to consultants were originally determined using the Black-Scholes option pricing model with the following assumptions: contractual life 10 years; stock volatility of 79%, 88% and 84% for the years ended March 31, 2002, 2001 and 2000, respectively; risk free interest rates of 5.53%, 6.64% and 7.50%, for the years ended March 31, 2002, 2001, 2000, respectively; and no dividends during the expected term. The options vest ratably over one to four year terms and approximately 5,400 shares remained unvested at March 31, 2002. The values attributable to these options have been amortized over the service period on a graded vesting method and the vested portion of these options were remeasured based on current fair values at each vesting date.

Information with respect to stock option activity is summarized as follows:

		Average
	Number	Exercise
	of Shares	Price

Balance at April 1, 1999	1,634,943	3.25
Granted (weighted average fair value of $4.02 per share)	682,400	4.94
Exercised	(47,247)	3.23
Canceled	(186,307)	2.69

Balance at March 31, 2000 (1,007,003 shares vested at a weighted average exercise price of $3.79 per share)	2,083,789	3.85
Granted (weighted average fair value of $4.45 per share)	509,750	6.67
Exercised	(236,456)	3.29
Canceled	(263,007)	5.09

Balance at March 31, 2001 (1,139,348 shares vested at a weighted average exercise price of $3.75 per share)	2,094,076	$4.45
Granted (weighted average fair value of $3.54 per share)	749,000	4.96
Exercised	(133,901)	2.96
Canceled	(207,850)	5.30

Balance at March 31, 2002	2,501,325	$4.61

     Additional information regarding options outstanding as of March 31, 2002 is as follows:

			Options Outstanding			Options Exercisable

				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices			Outstanding	(Years)	Price	Exercisable	Price

1.50	—	1.88	325,187	6.72	$1.66	265,398	$1.66
1.88	—	2.38	287,411	6.64	2.18	244,986	2.18
2.50	—	4.63	271,602	6.08	3.42	233,470	3.32
4.65	—	4.87	578,750	9.03	4.86	8,480	4.75
4.94	—	5.13	254,500	4.30	5.12	251,281	5.12
5.15	—	6.00	251,750	7.91	5.55	154,159	5.56
6.05	—	7.56	264,625	7.73	6.65	125,127	6.71
7.75	—	8.19	250,500	7.87	8.03	130,363	8.03
8.63	—	8.63	12,000	7.82	8.63	6,500	8.63
9.50	—	9.50	5,000	7.93	9.50	2,500	9.50

$1.50	—	$9.50	2,501,325	7.28	$4.61	1,422,264	$4.15

     At March 31, 2002, 143,074 and 71,750 shares were available for future grants under the Option Plan and the Directors’ Plan, respectively.

Additional Stock Plan Information — As discussed in Note 1, the Company continues to account for its stock-based awards to employees using the intrinsic value method in accordance with APB No. 25, and its related interpretations.

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), requires the disclosure of pro forma net loss and loss per share as if the Company had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 23 months following vesting; volatility, 79% in 2002, 88% in 2001 and 84% in 2000; risk-free interest rate 5.20% in 2002, 6.64% in 2001 and 7.50% in 2000; and no dividends during the expected term. The Company’s calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur. If the computed fair values of the stock-based awards to employees had been amortized to expense over the vesting period of the awards, pro forma net loss attributable to common shareholders would have been $1,992,000($0.12 per share — basic and diluted) in 2002, $1,605,000 ($0.10 per share — basic and diluted) in 2001 and $1,585,000 ($0.11 per share — basic and diluted) in 2000.

11. Net Income(Loss) Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income(loss) per share:

	Year Ended March 31,

	2002	2001	2000

Net Income(loss)	$1,304,000	$188,000	$(577,000)
Accrued preferred stock dividends	(446,000)	(230,000)	(151,000)
Accretion of value attributable to beneficial conversion feature	(587,000)	(1,418,000)	—

Net income(loss) attributable to common shareholders (numerator) — basic and diluted	271,000	(1,460,000)	(728,000)

Shares (denominator):
Weighted average common shares outstanding — denominator for basic net income(loss) per share	16,264,153	15,994,438	14,295,748
Effect of dilutive securities:
Stock options	544,343	—	—

Denominator for diluted earnings per share	16,808,496	15,994,438	14,295,748

Net income(loss) per share — basic and diluted	$0.02	$(0.09)	$(0.05)

For the above mentioned periods, the Company had securities outstanding that could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net loss per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities includes shares of the Company's Series D and Series E convertible preferred stock, which are listed below as assuming that the shares of the convertible preferred stock have in fact converted into shares of the Company's common stock, at the conversion price in effect at the initial issuance of the convertible preferred stock, such conversion price being subject to adjustment in the event that the Company effects a stock split, dividend, recapitalization or similar event. Such outstanding securities consist of the following:

	Year Ended March 31,

	2002	2001	2000

Convertible preferred stock	1,513,780	939,714	320,000
Outstanding options to purchase common stock	822,682	668,303	695,646
Warrants to purchase common stock	1,026,592	781,400	100,777

12. Income Tax Provision (Benefit)

The components of the Company’s income tax provision (benefit) is summarized as follows:

	Year Ended March 31,

	2002	2001	2000

Current income tax provision (benefit):
Federal	—	19,500	—
State	16,000	1,500	(24,000)

Total current income tax provision (benefit)	16,000	21,000	(24,000)

The Company’s amount of income tax provision (benefit) recorded in each of the three years in the period ended March 31, 2002 differs from the amount using the Federal statutory rate (35%) primarily due to the following:

	Year Ended March 31,

	2002	2001	2000

Statuatory Federal income tax rate	$471,000	$73,000	$(202,000)
Statuatory state income tax rate	77,000	12,000	(33,000)
Credits	(200,000)	(161,000)	(223,000)
Valuation Allowance	(338,000)	(162,000)	327,000
Non deductible stock compensation	15,000	164,000	—
Other	(9,000)	95,000	107,000

	$16,000	$21,000	$(24,000)

Significant components of the Company’s deferred tax assets are as follows:

	Year Ended March 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$18,812,000	$18,814,000
Research and development tax credit carryforwards	3,608,000	3,294,000
Capitalized research and development	570,000	711,000
Other, net	1,482,000	1,119,000

	24,472,000	23,938,000
Valuation allowance for deferred tax assets	(24,472,000)	(23,938,000)

Net deferred tax assets	$—	$—

A valuation allowance against deferred tax assets is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company established a 100% valuation allowance at March 31, 2002 and 2001 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

As of March 31, 2002, the Company had federal and state net operating loss carryforwards of approximately $49,704,000 and $24,615,000, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $2,282,000 and $1,325,000, respectively. The net operating loss and credit carryforwards will expire at various dates from 2005 through 2020, if not utilized.

Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by net operating loss (“NOL”) carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. The State of California has similar rules. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change in ownership” provisions, utilization of NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

13. Customer and Geographic Information

The Company currently operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any patient care setting to provide clinicians with rapid blood constituent measurements. The following is a summary of revenues from external customers for each group of products and services provided by the Company:

	Years Ended March 31,

	2002	2001	2000

Blood chemistry analyzers	$9,895,000	$14,839,000	$11,769,000
Reagent discs	18,206,000	14,150,000	10,697,000
Other	2,317,000	547,000	770,000

Product sales, net	30,418,000	29,536,000	23,236,000
Development and licensing revenue	213,000	237,000	140,000

Total revenues	$30,631,000	$29,773,000	$23,376,000

One customer, Vedco, Inc., accounted for 41%, 51% and 45% of total revenues for the years ended March 31, 2002, 2001 and 2000, respectively.

     The following is a summary of revenues by geographic region based on customer location:

	Years Ended March 31,

	2002	2001	2000

United States	$26,463,000	$25,434,000	$19,183,000
Europe	2,780,000	2,584,000	2,911,000
Asia and Latin America	1,388,000	1,755,000	1,282,000

Total	$30,631,000	$29,773,000	$23,376,000

All of the Company’s long-lived assets are located in the United States.

14. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended March 31, 2002 and 2001 (in thousands, except per share data):

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30	September 30	December 31	March 31

Year ended March 31, 2002:
Net revenues	$7,597	$6,784	$8,039	$8,211
Gross profit	3,523	3,141	3,831	4,170
Net Income(loss)	217	4	446	637
Net income (loss) attributable to common shareholders	$117	$(112)	$331	$(65)
Net income (loss) per share — basic and diluted	$0.01	$(0.01)	$0.02	$(0.00)
Year ended March 31, 2001:
Net revenues	$7,152	$7,440	$7,623	$7,558
Gross profit	3,514	3,644	3,004	3,051
Net income (loss)	426	478	(561)	(155)
Net income (loss) attributable to common shareholders	$426	$478	$(2,094)	$(270)
Net income (loss) per share — basic and diluted	$0.03	$0.03	$(0.13)	$(0.02)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Title

Clinton H. Severson	54	Chairman of the Board of Directors, President and Chief Executive Officer
Richard J. Bastiani, Ph.D.(1)(2)	59	Director
Brenton G. A. Hanlon(1)(2)	56	Director
Prithipal Singh, Ph.D.(1)	63	Director
Ernest S. Tucker, III, MD(1)	69	Director
Alberto R. Santa Ines	55	Chief Financial Officer and Vice President of Finance
Kenneth P. Aron, Ph.D.	49	Vice President of Research & Development
Michael W. Mercer	48	Vice President of Domestic Marketing and Sales
Robert B. Milder	52	Chief Operations Officer
Vladimir E. Ostoich, Ph.D.	56	Vice President of Engineering, Founder

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

Clinton H. Severson has served as our President, Chief Executive Officer and one of our directors since June 1996. He was appointed Chairman of the Board in May 1998. From February 1989 to May 1996, Mr. Severson served as President and Chief Executive Officer of MAST Immunosystems, Inc., a privately held medical diagnostic company.

Richard J. Bastiani, Ph.D. joined our Board of Directors in September 1995. Dr. Bastiani has also served as Chairman of the Board of Directors of ID Biomedical Corporation (NASDAQ: IDBE) since August 1998, after having been appointed to the Board of Directors of ID Biomedical Corporation in October 1996. Dr. Bastiani was President of Dendreon (NASDAQ: DNDN), a biotechnology company from September 1995 to September 1998. From 1971 until 1995, Dr. Bastiani held a number of positions with Syva Company, including as President from 1991 until Syva was acquired by a subsidiary of Hoechst AG of Germany in 1995. Dr. Bastiani is also a member of the board of directors of several privately held companies.

Brenton G. A. Hanlon joined our Board of Directors in November 1996. Mr. Hanlon has been President and Chief Executive Officer of Hitachi Chemical Systems, a diagnostic products company since January 2001. Concurrently, from December 1996 until the present, Mr. Hanlon has served as President and Chief Operating Officer of Tri-Continent Scientific, a subsidiary of Hitachi Chemical Diagnostics. From 1989 to December 1996, Mr. Hanlon was Vice President and General Manager of Tri-Continent Scientific. Mr. Hanlon serves on the board of directors of two privately held companies.

Prithipal Singh, Ph.D. joined our Board of Directors in June 1992. Since January 1998, Dr. Singh has served as the Chairman of Zygox Corporation, a privately held software development company. From 1988 to March 1998, Dr. Singh was Founder, Chairman and Chief Executive Officer of ChemTrak, Inc. (Pink Sheets: CMTR).

Ernest S. Tucker, III, M.D. joined our Board of Directors in September 1995. Dr. Tucker currently serves as a self-employed healthcare consultant after having retired as Chief Compliance Officer for Scripps Health in San Diego in September 2000, a position which he assumed in April 1998. Dr. Tucker was Chairman of Pathology at Scripps Clinic and Research Foundation from 1992 to April 1998.

Alberto R. Santa Ines has served as our Chief Financial Officer and Vice President, Finance since April 2002. Mr. Santa Ines joined us in February 2000 as Finance Manager. In April 2001, Mr. Santa Ines was promoted to Interim Chief Financial Officer and Director of Finance, and in April 2002 he was promoted to his current position. From August 1997 to March 1998, Mr. Santa Ines was the Controller of Unisil (Pink Sheets: USIL), a semiconductor company. From April 1994 to August 1997, he was a Senior Finance Manager at Lam Research Corporation, a semiconductor equipment manufacturer (NASDAQ: LRCX).

Kenneth P. Aron, Ph.D. joined us in February 2000 as Vice President of Research and Development. From April 1998 to November 1999, Dr. Aron was Vice President of Engineering and Technology of Incyte Pharmaceuticals (NASDAQ: INCY), a genomic information company. From April 1996 to April 1998, Dr Aron was Vice President, Research, Development and Engineering for Cardiogenesis Corporation (NASDAQ: CGCP), a manufacturer of laser-based cardiology surgical products.

Michael W. Mercer joined us in October 1998 as Vice President of Domestic Marketing and Sales. From February 1997 to October 1998, Mr. Mercer was an independent healthcare marketing consultant in the area of cardiovascular surgery, critical care medicine and physician point-of-care diagnostics. From February 1995 to February 1997 Mr. Mercer was Vice President of Sales and Marketing for Sendx Medical, a manufacturer of blood gas, electrolyte and hematocrit analyzers.

Robert B. Milder has served as our Chief Operations Officer since April 2000. Mr. Milder joined us in May 1998 as Vice President of Operations. From December 1996 to May 1998, Mr. Milder was the Vice President of Manufacturing for Nidek, Inc., a manufacturer of opthalmic and surgical lasers. From March 1992 to January 1996, Mr. Milder was Vice President of Operations for Heraeus Surgical, Inc., a surgical capital equipment manufacturer.

Vladimir E. Ostoich, Ph.D., one of our co-founders, is currently our Vice President of Engineering. Dr. Ostoich has served as Vice President in various capacities at Abaxis since our inception, including as Vice President of Research and Development, Senior Vice President of Research and Development, Vice President of Engineering and Instrument Manufacturing and Vice President of Marketing and Sales for the United States and Canada.

All directors hold office until the next annual meeting of shareholders of Abaxis and until their successors have been elected and qualified. Our Bylaws authorize the Board of Directors to fix the number of directors at not less than four or more than seven. The authorized number of directors of the Company is currently six.

Each officer serves at the discretion of the Board of Directors. There are no family relationships among any of our directors or officers.

ITEM 11. EXECUTIVE COMPENSATION AND OTHER MATTERS

          The following table sets forth information concerning the compensation during the fiscal years ended March 31, 2002, March 31, 2001 and March 31, 2000 of our Chief Executive Officer and our five other most highly compensated executive officers whose total salary and bonus for our fiscal year ended March 31, 2002 exceeded $100,000, for services in all capacities to us, during our fiscal year ended March 31, 2002.

SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation
		Annual Compensation ($)		Awards

				Securities
	Fiscal			Underlying
Name and Principal Position	Year	Salary	Bonus	Options (#)

Clinton H. Severson	2002	$265,000	$82,500	164,000
President, Chief Executive Officer and	2001	250,000	226,500	—
Chairman of the Board	2000	200,000	112,500	—

Alberto R. Santa Ines	2002	$110,000	$22,000	22,000
Chief Financial Officer and	2001	110,000	26,500	5,000
Vice President of Finance	2000	12,000	—	12,000

Kenneth P. Aron, Ph.D.	2002	$150,000	$55,000	55,000
Vice President of Research	2001	140,000	76,000	50,000
and Development	2000	19,000	—	60,000

Michael W. Mercer	2002	$150,000	$55,000	59,500
Vice President of Marketing	2001	140,000	187,960	—
Sales, Domestic	2000	110,000	71,750	20,000

Robert B. Milder	2002	$165,000	$66,000	62,000
Chief Operations Officer	2001	155,000	143,500	—
	2000	130,000	67,500	75,000

Vladimir E. Ostoich, Ph.D.	2002	$160,000	$55,000	59,500
Vice President of Engineering	2001	150,000	166,000	—
	2000	144,740	90,000	75,000

Stock Options Granted in Fiscal 2002

          The following table provides the specified information concerning grants of options to purchase our common stock made during the fiscal year ended March 31, 2002, made to the persons named in the Summary Compensation Table.

OPTION GRANTS IN FISCAL 2002

	Individual Grants in Fiscal 2002

		% of Total			Potential Realizable Value
		Options			at Assumed Annual Rates
		Granted to	Exercise		of Stock Price Appreciation
	Options	Employees	Base		for Option Term (1)
	Granted(#)	in Fiscal	Price	Expiration
Name	(#)(2)	Year	($/Sh)(3)	Date	5%($)	10%($)

Clinton H. Severson	14,000	1.9%	$5.47	07/24/2011	$48,161	$122,049
	150,000	20.6	4.87	04/24/2011	459,408	1,164,229

Alberto R. Santa Ines	2,000	*	5.47	07/24/2011	6,880	17,436
	20,000	2.7	4.87	04/24/2011	61,254	155,231

Kenneth P. Aron, Ph.D.	5,000	*	5.47	07/24/2011	17,200	43,589
	50,000	6.9	4.87	04/24/2011	153,136	388,076

Michael W. Mercer	9,500	1.3	5.47	07/24/2011	32,681	82,819
	50,000	6.9	4.87	04/24/2011	153,136	388,076

Robert B. Milder	12,000	1.6	5.47	07/24/2011	41,281	104,613
	50,000	6.9	4.87	04/24/2011	153,136	388,076

Vladimir E. Ostoich, Ph.D.	9,500	1.3	5.47	07/24/2011	32,681	82,819
	50,000	6.9	4.87	04/24/2011	153,136	388,076

*	Represents less than 1%.

(1)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercise are dependent on the future performance of the common stock, overall market conditions and the option holders’ continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

(2)	All options granted in the fiscal year ended March 31, 2002 were granted pursuant to our 1998 Stock Option Plan. The options granted on July 24, 2001 with expiration on July 24, 2011 were vested and exercisable immediately. Other options vest and become exercisable at the rate of one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee’s continuous employment by us. Under our 1998 Stock Option Plan, the Board retains discretion to modify the terms, including the price, of outstanding options. For additional information regarding options, see “Change of Control Arrangements.”

(3)	All options were granted at market value on the date of grant.

OPTION EXERCISES IN FISCAL 2002 AND FISCAL 2002 YEAR-END OPTION VALUES

          The following table provides the specified information concerning exercises of options to purchase our common stock in the fiscal year ended March 31, 2002, and unexercised options held as of March 31, 2002, by the persons named in the Summary Compensation Table.

	Shares				Value of Unexercised
	Acquired		Number of Unexercised Options		In-the-Money Options at 3/31/02
	on	Value	at 3/31/02		($)
	Exercise	Realized
Name	(#)	($)	Exercisable(1)	Unexercisable	Exercisable(2)	Unexercisable

Clinton H. Severson	—	—	472,333	191,667	$1,261,456	$431,064
Alberto R. Santa Ines	—	—	10,896	28,104	1,860	30,600
Kenneth P. Aron, Ph.D.	—	—	53,958	111,042	6,244	79,406
Michael W. Mercer	—	—	93,874	85,626	262,608	131,977
Robert B. Milder	—	—	103,999	85,001	281,966	127,859
Vladimir E. Ostoich, Ph.D.	—	—	151,791	83,334	271,581	121,098

(1)	Options to purchase our common stock generally vest as to one-fourth of the option grant on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee’s continuous employment with Abaxis. All options are exercisable only to the extent vested.

(2)	The value of the unexercised in-the-money options is based on the closing price of our common stock ($6.40 per share) on March 28, 2002, the last trading day in our fiscal year ended March 31, 2002, and is net of the exercise price of such options.

Compensation of Directors

          All of our non-employee directors receive compensation in the amount of $2,258 per Board meeting they attend plus reimbursement of reasonable travel expenses incurred. In addition, Dr. Tucker serves as a consultant to us and receives monthly compensation of $1,000 plus reimbursement of expenses for attending meetings at or on behalf of us. Each of our non-employee directors also receives an automatic annual grant of options to purchase 5,000 shares of our common stock under our 1992 Outside Directors Stock Option Plan. In addition, Dr. Tucker receives an additional annual grant of options to purchase 5,000 shares of our common stock for serving as a consultant.

Change of Control Arrangements

          Our 1998 Stock Option Plan and 1992 Outside Directors Stock Option Plan provide that, in the event of a transfer of control of Abaxis, the surviving, continuing, successor or purchasing corporation or a parent corporation thereof, as the case may be, which is referred to as the acquiring corporation, shall either assume our rights and obligations under stock option agreements outstanding under our option plans or substitute options for the acquiring corporation’s stock for such outstanding options. In the event the acquiring corporation elects not to assume or substitute for such outstanding options in connection with a merger constituting a transfer of control, our Board shall provide that any unexercisable and/or unvested portion of the outstanding options shall be immediately exercisable and vested as of a date prior to the transfer of control, as our Board so determines. Any options which are neither assumed by the acquiring corporation, nor exercised as of the date of the transfer of control, shall terminate effective as of the date of the transfer of control. Options which are assumed by the acquiring corporation shall become exercisable and vested as provided under the relevant stock option agreements under the option plans, unless the acquiring corporation terminates the option holder under certain circumstances defined in the option plans. Under such circumstances, the holder’s options shall become immediately exercisable and vested as of the date of termination.

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

          Based solely on our review of the copies of Forms 3, 4 and 5 and amendments thereto received by us, we believe that during the period from April 1, 2001 through March 31, 2002, our officers and directors complied with all applicable filing requirements.

Employment Agreements

          In March 1997, we entered into an employment agreement with Clinton H. Severson, our President, Chief Executive Officer, and Chairman of our Board of Directors, which provides Mr. Severson with six months of salary and benefits if his employment with us is terminated for other than cause. In April 2001, this agreement was modified to increase the length of term from six months to two years.

          In April 2001, we entered into an Employee Retention Incentive Agreement with Alberto R. Santa Ines, which provided that Mr. Santa Ines, then our Interim Chief Financial Officer and Director of Finance, would receive a lump sum cash payment equal to nine months of salary and benefits if his employment with us was terminated for other than cause. In May 2002, Mr. Santa Ines was appointed as our Chief Financial Officer and Vice President of Finance and concurrently Mr. Santa Ines’ employment agreement was amended to provide that Mr. Santa Ines will receive a lump sum cash payment equal to nine months of salary and benefits if his employment with us is terminated for other than cause before April 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 7, 2002 certain information with respect to the beneficial ownership of our common stock by (i) the persons named in the Summary Compensation Table; (ii) each of our directors, and (iii) all of our executive officers and directors as a group. There are no persons known to us that are the beneficial owners of more than 5% of our outstanding common stock.

	Number of	Percent of Abaxis
	Shares	Common Stock
Name and Address of Beneficial Owner(1)	Owned	Outstanding(2)

Executive Officers
Clinton H. Severson(3)	686,239	3.9%
Vladimir E. Ostoich, Ph.D.(4)	351,393	2.0%
Robert B. Milder(5)	171,826	1.0%
Michael W. Mercer(6)	128,821	*
Kenneth P. Aron, Ph.D.(7)	91,567	*
Alberto R. Santa Ines(8)	18,667	*

Outside Directors
Richard J. Bastiani, Ph.D.(9)	61,748	*
Ernest S. Tucker, III, M.D.(10)	43,500	*
Prithipal Singh, Ph.D.(11)	45,000	*
Brenton G. A. Hanlon(12)	28,667	*
Executive officers and directors as a group (10 persons)(13)	1,627,428	9.2%

*	Less than 1%

(1)	The persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. The business address of each of the beneficial owners listed is c/o Abaxis, Inc., 3240 Whipple Road, Union City, CA 94587.

(2)	The percentages shown in this column are calculated from the 16,401,166 shares of common stock outstanding on June 7, 2002, shares of common stock issuable upon the conversion of our Series D convertible preferred stock, exercise of warrants and options held by that person that are currently exercisable or which are exercisable within sixty calendar days of June 7, 2002, and are deemed outstanding in accordance with the rules of the Securities and Exchange Commission.

(3)	Includes:

•	24,714 shares of common stock issuable upon the conversion of shares of our Series D convertible preferred stock;
•	8,650 shares of common stock issuable upon the exercise of warrants; and
•	535,875 shares subject to options exercisable by Mr. Severson within sixty days of June 7, 2002.

(4)	Includes:

•	29,500 shares held by Dr. Ostoich’s IRA;
•	27,500 shares held by Mrs. Ostoich’s IRA;
•	89,328 shares held of record by the Vladimir Ostoich and Liliana Ostoich Trust Fund, for the benefit of Dr. Ostoich and his wife;
•	21,714 shares issuable upon the conversion of shares of our Series D convertible preferred stock;
•	7,600 shares issuable upon the exercise of warrants; and
•	175,751 shares subject to stock options exercisable by Dr. Ostoich within sixty days of June 7, 2002.

(5)	Includes 129,626 shares subject to stock options exercisable by Mr. Milder within sixty days of June 7, 2002.

(6)	Includes:

•	3,571 shares of common stock issuable upon the conversion of shares of our Series D convertible preferred stock;
•	1,250 shares of common stock issuable upon the exercise of warrants; and
•	119,500 shares subject to options exercisable by Mr. Mercer within sixty days of June 7, 2002.

(7)	Includes:

•	An aggregate of 575 shares of common stock held by two trusts of which Dr. Aron and his wife, Martha Aron, are trustees and Dr. Aron’s minor children are beneficiaries;
•	7,142 shares issuable upon the conversion of shares of our Series D convertible preferred stock which are held by the Martha Aron Trust, of which Dr. and Mrs. Aron are the trustees;
•	2,500 shares issuable upon the exercise of warrants held by the Martha Aron Trust; and
•	78,750 shares subject to options exercisable by Dr. Aron within sixty days of June 7, 2002.

(8)	Includes 18,667 shares subject to options exercisable by Mr. Santa Ines within sixty days of June 7, 2002.

(9)	Includes 19,333 shares subject to options exercisable by Dr. Bastiani within sixty days of June 7, 2002.

(10)	Includes 43,500 shares subject to options exercisable by Dr. Tucker within sixty days of June 7, 2002.

(11)	Includes 34,000 shares subject to options exercisable by Dr. Singh within sixty days of June 7, 2002.

(12)	Includes 18,667 shares subject to options exercisable by Mr. Hanlon within sixty days of June 7, 2002.

(13)	Includes:

•	57,141 shares issuable upon the conversion of shares of our Series D convertible preferred stock held individually or in trusts;
•	20,000 shares issuable upon the exercise of warrants held individually or in trusts; and
•	1,173,669 shares subject to options exercisable within sixty days of June 7, 2002.

Securities Authorized for Issuance Under Equity Compensation Plans

Abaxis has two equity incentive plans under which our equity securities are or have been authorized for issuance to our employees or directors: the 1989 Stock Option Plan, which was amended and restated as the 1998 Stock Option Plan, and the 1992 Outside Directors’ Stock Option Plan. Both the 1998 Stock Option Plan and the 1992 Outside Directors’ Stock Option Plan have been approved by our shareholders. In addition, from time to time we issue warrants to purchase shares of our common stock to non-employees, such as service providers and purchasers of our preferred stock.

The following table provides aggregate information through March 31, 2002 regarding (i) grants under both of our equity incentive plans, and (ii) outstanding warrants to purchase our common stock.

EQUITY COMPENSATION INFORMATION

			Number of
	Number of securities	Weighted-average	securities remaining
	to be issued upon	exercise price of	available for future
	exercise of	outstanding	issuance under
	outstanding options,	options, warrants	equity
Plan Category	warrants and rights	and rights	compensation plans

Equity compensation plans approved by our shareholders:
1998 Stock Option Plan	2,382,325	$4.64	143,074
1992 Outside Directors’ Stock Option Plan	119,000	$3.95	71,750
Equity securities not approved by our shareholders:
Warrants to purchase our common stock (1)	1,026,592	$6.96	—
Total:	3,527,917	$5.29	214,824

(1)	Consists of warrants that have a five year term in which they may be exercised. All warrants were issued to service providers, except for warrants to purchase an aggregate of 328,900 and 187,500 shares of our common stock at a per share exercise price of $7.00 issued to purchasers of our Series D and Series E convertible preferred stock, respectively.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	List of documents filed as part of this report:

1.	Financial Statements

Reference is made to the Index to Financial Statements under Item 8 of Part II of this report, where these documents are included.

2.	Financial Statement Schedules Independent Auditors’ Report

Schedule II — Valuation and Qualifying Accounts and Reserves

Other financial statement schedules are not included because they are not required or the information is otherwise shown in the financial statements or notes thereto.

3.	Exhibits filed with this Report on Form 10-K

The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this report.

(b)	Reports on Form 8-K

On May 13, 2002, we filed a Current Report on Form 8-K to announce the completion of the sale of our Series E Preferred Stock.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 28, 2002.

ABAXIS, INC.

BY	/s/ Clinton H. Severson Clinton H. Severson Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Severson Clinton H. Severson	President, Chief Executive Officer and Director (Principal Executive Officer)	June 28, 2002

/s/ Alberto R. Santa Ines Alberto R. Santa Ines	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	June 28, 2002

/s/ Richard J. Bastiani, Ph.D. Richard Bastiani	Director	June 28, 2002

/s/ Brenton G. A. Hanlon Brenton G. A. Hanlon	Director	June 28, 2002

/s/ Prithipal Singh, Ph.D. Prithipal Singh, Ph.D.	Director	June 28, 2002

/s/ Ernest S. Tucker III Ernest S. Tucker III	Director	June 28, 2002

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Abaxis Inc.:

We have audited the financial statements of Abaxis, Inc. (the “Company”) as of March 31, 2002 and 2001, and for each of the three years in the period ended March 31, 2002, and have issued our report thereon dated April 25, 2002 (May 8, 2002, as to the ninth paragraph of Note 7); such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 14(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California
April 25, 2002

Schedule II

Abaxis, Inc.
Valuation and Qualifying Accounts and Reserves

		Additions
	Balance at	Charged			Deductions	Balance at
	Beginning	to			from	End of
Description	of Year	Expenses	Other		Reserves	Year

Reserve for Doubtful Accounts & Sales Allowances
Year ended March 31, 2002	357,000	52,000	—		165,000	244,000
Year ended March 31, 2001	466,000	69,000	—		178,000	357,000
Year ended March 31, 2000	174,000	62,000	230,000	(1)	—	466,000

(1)  Reclassification of revenues related to reserve of accounts receivable

		Additions
	Balance at	Charged	Deductions	Balance at
	Beginning	to	from	End of
Description	of Year	Expenses	Reserves	Year

Reserve for Warranty
Year ended March 31, 2002	240,000	349,000	397,000	192,000
Year ended March 31, 2001	460,000	129,000	349,000	240,000
Year ended March 31, 2000	737,000	87,000	364,000	460,000

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	Restated Articles of Incorporation(4)
3.2	By-laws(2)
3.3	Certificate of Determination for the Series D Convertible Preferred Stock(7)
3.4	Certificate of Correction of the Certificate of Determination for the Series D Convertible Preferred Stock(9)
3.5	Certificate of Determination for the Series E Preferred Stock(10)
4.1	Securities Purchase Agreement for the sale of Series D Convertible Preferred Stock dated October 4, 2000.(8)
4.2	Form of Warrant Agreement issued to purchasers of Series D Convertible Preferred Stock(7)
4.3	Securities Purchase Agreement for the sale of Series E Convertible Preferred Stock, dated March 29, 2002(10)
4.4	Registration Rights Agreement dated as of March 29, 2002(10)
4.5	Form of Warrant Agreement issued to purchasers of Series E Convertible Preferred Stock(10)
10.5	1989 Stock Option Plan, as amended and restated as the 1998 Stock Option Plan, and forms of agreement(3)
10.6	1992 Outside Directors Stock Option Plan and forms of agreement(4)
10.7	401(k) Defined Contribution Plan(2)
10.13	Exclusive Distribution Agreement dated September 20, 1991 between the Company and Teramecs(1)(2)
10.14	Sponsored Research Agreement dated as of September 20, 1991 between the Company and Teramecs(1)(2)
10.15	Development Agreement between the Company and Becton Dickinson and Company (through its Becton Dickinson Immunocytometry Systems Division) dated April 9, 1993(1)(4)
10.17	Supply Agreement between the Company and Becton Dickinson and Company (through its Becton Dickinson Immunocytometry Systems Division) dated September 16, 1994(1)(5)
10.18	Licensing agreement between the Company and Pharmacia Biotech, Inc. dated October 1, 1994(1)(5)
10.20	Employment Agreement with Mr. Clinton H. Severson dated March 31, 1997.(6)
10.25	Lease Agreement with Principal Development Investors, LLC, dated June 21, 2000(9)
10.26	Employee Retention Incentive Agreement with Mr. Alberto R. Santa Ines, as amended as of May 1, 2002
10.27	Joint Defense Agreement by and between Abaxis, Inc. and S.A. Scientific, Inc. dated as of May 8, 2002
21.1	Subsidiaries of Registrant
23.1	Independent Auditors’ Consent

(1)	Confidential treatment of certain portions of these agreements has been granted by the Securities and Exchange Commission.

(2)	Incorporated by reference from Registration Statement No. 33-44326 filed December 11, 1991.

(3)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

(4)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 1993.

(5)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(6)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(7)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K on October 19, 2000.

(8)	Incorporated by reference to the exhibit filed with our Amended Current Report on Form 8-K/A on January 5, 2000.

(9)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-3 on January 10, 2000.

(10)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K on May 13, 2002.

All Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.