Form 10-Q
period 2002-06-30
ABAXIS INC
filed 2002-08-14
CIK 881890

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002 or

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

At August 2, 2002, 16,445,643 shares of common stock, no par value, were outstanding.

This Report on Form 10-Q consists of 27 pages. The exhibit index is on page 26.

ABAXIS, INC.
Report On Form 10-Q For The
Quarter Ended June 30, 2002
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Abaxis, Inc.
Condensed Statements of Operations
(unaudited)

                                                           Three Months Ended
                                                                June 30,
                                                        --------------------------
                                                           2002          2001
                                                        ------------  ------------
Revenues:
   Product sales, net................................. $  7,381,000  $  7,562,000
   Development and licensing
     revenue..........................................       35,000        35,000
                                                        ------------  ------------
Total revenues........................................    7,416,000     7,597,000
                                                        ------------  ------------
Costs and operating expenses:
   Cost of product sales..............................    3,719,000     4,074,000
   Selling, general, and
     administrative...................................    2,386,000     2,371,000
   Research and development...........................    1,005,000       895,000
                                                        ------------  ------------
Total costs and operating
     expenses.........................................    7,110,000     7,340,000
                                                        ------------  ------------
Income from operations................................      306,000       257,000
Interest income.......................................       63,000        22,000
Interest expense......................................      (54,000)      (58,000)
                                                        ------------  ------------
Income before income taxes............................      315,000       221,000
Income tax provision..................................       10,000         4,000
                                                        ------------  ------------
Net income............................................      305,000       217,000
Preferred dividends and accretion (a).................     (595,000)     (100,000)
                                                        ------------  ------------
Net income (loss) attributable to common shareholders. $   (290,000) $    117,000
                                                        ============  ============

Basic and diluted net income
 (loss) per share .................................... $      (0.02) $       0.01
                                                        ============  ============
Weighted average number of
  common shares outstanding
  used in calculating basic
  net income (loss) per share.........................   16,392,000    16,159,000
                                                        ============  ============

Weighted average number of
  shares outstanding used
  in calculating diluted
  net income (loss) per share.........................   16,392,000    16,784,000
                                                        ============  ============

(a) For the three months ended June 30, 2002, includes dividends of $225,000 and a non-cash dividend charge of $370,000 related to the beneficial conversion feature contained in the Company's Series E Preferred Stock issued in April 2002. For the three months ended June 30, 2001, includes dividends of $100,000. See note 3.

See notes to condensed financial statements.

Abaxis, Inc.
Condensed Balance Sheets
(unaudited)

                                                                                 June 30,      March 31,
                                                                                   2002          2002
                                                                              ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ................................................ $  9,763,000  $  4,098,000
  Stock offering proceeds receivable .......................................          --      3,446,000
  Trade receivables (net of allowances of
    $231,000 at June 30, 2002 and $244,000
    at March 31, 2002)......................................................    7,188,000     6,924,000
  Interest receivable ......................................................       11,000           --
  Inventories ..............................................................    5,598,000     5,558,000
  Prepaid expenses .........................................................      270,000       476,000
                                                                              ------------  ------------
           Total current assets ............................................   22,830,000    20,502,000
Property and equipment - net ...............................................    9,114,000     9,071,000
Deposits and other assets ..................................................      224,000       107,000
                                                                              ------------  ------------
Total assets ............................................................... $ 32,168,000  $ 29,680,000
                                                                              ============  ============
LIABILITIES, CONVERTIBLE PREFERRED STOCK  AND SHAREHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit........................................... $  1,000,000  $  2,000,000
  Accounts payable .........................................................    1,926,000     1,914,000
  Dividends payable ........................................................      225,000       230,000
  Accrued payroll and related expenses .....................................    1,372,000     1,440,000
  Other accrued liabilities ................................................      427,000       497,000
  Warranty reserve .........................................................      192,000       192,000
  Deferred revenue .........................................................      390,000       383,000
  Current portion of capital lease obligations..............................       79,000        97,000
  Current portion of long-term debt ........................................      467,000       467,000
                                                                              ------------  ------------
           Total current liabilities .......................................    6,078,000     7,220,000
                                                                              ------------  ------------

Long-term deferred rent............................ ........................      230,000       198,000
Long-term deferred revenue, less current portion......................... ..      382,000       417,000
Capital lease obligations, less current portion ... ........................       83,000       103,000
Long-term debt, less current portion .......................................      816,000       933,000
Long-term commission obligation, less
     current portion .......................................................       82,000        96,000
                                                                              ------------  ------------
           Total non-current liabilities ...................................    1,593,000     1,747,000
                                                                              ------------  ------------

Commitments and contingencies

Convertible preferred stock, no par value:
    outstanding shares - 7,370 at June 30,
    2002 and 3,750 at March 31, 2002
    (liquidation preference of $7,370,000 at June 30,
    2002 and $3,750,000 at March 31, 2002)..................................    4,976,000     2,561,000
                                                                              ------------  ------------

Shareholders' equity:
  Convertible preferred stock, no par value:
    authorized shares - 5,000,000; issued and
    outstanding shares - 6,508 at June 30,
    2002 and 6,558 at March 31, 2002........................................    3,143,000     3,193,000
  Common stock, no par value: authorized shares -
    35,000,000; issued shares - 16,405,166 and outstanding shares -
    16,413,145 at June 30, 2002; issued and outstanding shares -
    16,339,735 at March 31, 2002 ...........................................   78,552,000    76,843,000
  Accumulated deficit ......................................................  (62,174,000)  (61,884,000)
                                                                              ------------  ------------
           Total shareholders' equity ......................................   19,521,000    18,152,000
                                                                              ------------  ------------
Total liabilities, convertible preferred stock  and shareholders' equity ... $ 32,168,000  $ 29,680,000
                                                                              ============  ============

See notes to condensed financial statements.

Abaxis, Inc.
Condensed Statements of Cash Flows
(unaudited)

                                                                   Three Months Ended
                                                                      June 30,
                                                                ------------------------
                                                                     2002         2001
                                                                -----------  -----------
Operating activities:
Net income.................................................... $   305,000  $   217,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization...............................     357,000      351,000
  Stock compensation, including amortization
  of deferred stock compensation..............................     (22,000)       8,000
  Changes in assets and liabilities:
     Trade receiveables.......................................    (263,000)     445,000
     Interest receivable......................................     (11,000)          --
     Inventories..............................................     (40,000)     618,000
     Prepaid expenses.........................................     205,000       75,000
     Deposits and other assets................................    (117,000)      36,000
     Accounts payable.........................................      12,000     (741,000)
     Accrued payroll and related expenses.....................      36,000       48,000
     Warranty reserve and other accrued liabilities...........     (73,000)      67,000
     Deferred rent............................................      32,000       41,000
     Deferred revenue.........................................     (28,000)      54,000
     Long-term commission obligations.........................     (14,000)     (65,000)
                                                                -----------  -----------
Net cash provided by operating activities.....................     379,000    1,154,000
                                                                -----------  -----------
Investing activities:
Purchase of property and equipment............................    (400,000)    (241,000)
                                                                -----------  -----------
Net cash used in investing activities.........................    (400,000)    (241,000)
                                                                -----------  -----------
Financing activities:
Repayment of line of credit...................................  (1,000,000)         --
Repayment of equipment financing..............................    (116,000)    (181,000)
Repayment of capital lease obligations........................     (37,000)     (20,000)
Net cash proceeds from issuance of preferred stock............   6,812,000          --
Exercise of warrants and common stock options.................      27,000      211,000
                                                                -----------  -----------
Net cash provided by financing activities.....................   5,686,000       10,000
                                                                -----------  -----------
Net increase in cash and cash equivalents.....................   5,665,000      923,000
Cash and cash equivalents at beginning of period..............   4,098,000    2,012,000
                                                                -----------  -----------
Cash and cash equivalents at end of period.................... $ 9,763,000  $ 2,935,000
                                                                ===========  ===========
Supplemental disclosures of cash flow information:
   Cash paid for interest, net of interest capitalized........ $    48,000  $    64,000
                                                                ===========  ===========
Noncash financing activities:
   Preferred stock dividends and accretion.................... $   595,000  $   100,000
                                                                ===========  ===========
   Issuance of common stock for conversion of preferred stock
   and payment of dividends payable........................... $   280,000  $       --
                                                                ===========  ===========

   Warrants issued for services and issuance costs............ $   361,000          --
                                                                ===========  ===========

   Common stock issued for employees benefits plans........... $   104,000          --
                                                                ===========  ===========

See notes to condensed financial statements.

ABAXIS, INC.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The condensed unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002. The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented. Certain amounts as presented in the financial statements for the previous periods have been reclassified to conform to the fiscal year 2003 financial statement presentation. The results for the period ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003 or for any future period.

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income - Comprehensive income was the same as net income for the three months ended June 30, 2002 and 2001.

New Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective April 1, 2002. The adoption of SFAS No. 143 did not have a significant impact on the Company's financial position or result of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company adopted SFAS No. 144 effective April 1, 2002. The adoption did not have a significant impact on the Company's financial position or result of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 generally requires that any gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense). The Company adopted SFAS No. 145 effective April 1, 2002. The adoption did not have a significant impact on the Company's financial position or result of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

3. NET INCOME (LOSS) PER SHARE INFORMATION

Basic net income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding and the net income (loss) attributable to common shareholders. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Shares used in the calculation of diluted net income per share for the three months ended June 30, 2002 exclude an aggregate of 5,145,049 common equivalent shares, and for the three months ended June 30, 2001 exclude an aggregate of 3,594,948 common equivalent shares, related to outstanding options and warrants, using the treasury stock method and related to preferred shares issuable upon conversion of preferred stock, as their effect would be antidilutive.

In conjunction with the issuance of 3,620 shares of Series E convertible preferred stock at $1,000 per share in the closings in April 2002, each investor received warrants to purchase 50 shares of common stock for each preferred share acquired. The common stock warrants are exercisable at $7.00. The portion of proceeds attributable to the value of such warrants of $590,000, determined using the Black-Scholes option-pricing model, and a corresponding charge reflecting the value of the embedded beneficial conversion feature was allocated to common stock. During the three months ended June 30, 2002, the Company recorded dividend charges related to the accretion of the beneficial conversion feature of $370,000 and accrued dividends payable of $225,000. The loss attributable to common shareholders for the three months ended June 30, 2001 also includes accrued dividends payable of $100,000 to preferred shareholders.

The reconciliation of the weighted average number of common shares outstanding used in calculating basic net income (loss) per share and in calculating diluted net income (loss) per share is as follows:

                                                      Three Months Ended
                                                           June 30,
                                                  -------------------------
                                                     2002          2001
                                                  -----------   -----------
Weighted average number of common
  shares outstanding used in calculating
  basic net income (loss)  per share............  16,392,000    16,159,000
Weighted average number of dilutive
  stock options outstanding using
  the treasury stock method.....................         --        625,000
                                                  -----------   -----------
Weighted average number of shares
  outstanding used in calculating
  diluted net income (loss)  per share..........  16,392,000    16,784,000
                                                  ===========   ===========

4. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following:

                                                   June 30,      March 31,
                                                     2002          2002
                                                  -----------   -----------
Raw materials................................... $ 2,018,000  $  2,289,000
Work-in-process.................................   1,890,000     1,580,000
Finished goods..................................   1,690,000     1,689,000
                                                  -----------   -----------
                                                 $ 5,598,000  $  5,558,000
                                                  ===========   ===========

5. LINE OF CREDIT AND LONG-TERM DEBT

In March 2002, the Company terminated certain line of credit and equipment financing loans and entered into new line of credit and equipment financing loans with another lender. The new line of credit provides for borrowings of up to $5,250,000: up to $4,000,000 is collateralized by domestic receivables and up to $1,250,000 is collateralized by foreign receivables. This new line of credit bears interest at the prime rate, which was 4.75% at June 30, 2002, and is payable monthly. Of the $4,000,000 domestic line of credit, $820,000 was committed to secure a letter of credit for the Company's facilities lease. The domestic line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. The foreign line of credit expires in September 2002 and is subject to renewal on an annual basis. The Company's weighted average interest rate on borrowings under its line of credit facilities during the three months ended June 30, 2002 and 2001 was 4.75% and 8.24%, respectively. The Company paid down $1,000,000 of its domestic line of credit during the three months ended June 30, 2002. At June 30, 2002, the amount outstanding under the Company's line of credit, which consists of both domestic and foreign borrowings, was $1,000,000 and $2,814,000 was available for additional borrowings.

The balance of the new equipment financing loan at June 30, 2002 was $1,283,000. The equipment loan bears interest at the prime rate plus 1%, which was 5.75% at June 30, 2002, and is payable in monthly installments of principal and interest totaling approximately $42,000 over a period of three years. The weighted average interest rate on equipment financing loans during the three months ended June 30, 2002 and 2001 was 5.75% and 9.09%, respectively.

The line of credit and equipment financing agreements contain certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that the Company have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000. The Company is also required to be profitable on a fiscal year to date basis beginning with the six month period ending September 30 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2003. In addition, the Company is required to have a minimum liquidity coverage, as defined, of not less than 1.25 to 1.00, cash flow coverage, as defined, of not less than 1.20 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $15,000,000 to be increased by 100% of any net equity capital raised and a minimum of 50% of net income. At June 30, 2002, the Company was in compliance with all of these covenants.

Borrowings under the line of credit and equipment financing loans are secured by a pledge of the Company's net book value of assets of $24.5 million at June 30, 2002 and intellectual property.

6. CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any patient care setting to provide clinicians with rapid blood constituent measurements. The following is a summary of revenues from external customers for each group of products and services provided by the Company:

                                                      Three Months Ended
                                                          June 30,
                                                  -------------------------
                                                     2002          2001
                                                  -----------   -----------
Blood chemistry analyzers....................... $ 1,998,000  $  2,853,000
Reagent discs and kits..........................   4,846,000     4,365,000
Other...........................................     537,000       344,000
                                                  -----------   -----------
  Product sales, net............................   7,381,000     7,562,000
Development and licensing
  revenue.......................................      35,000        35,000
                                                  -----------   -----------
Total revenues.................................. $ 7,416,000  $  7,597,000
                                                  ===========   ===========

One customer, Vedco Inc., accounted for 38% and 49% of total revenues for the three-month periods ended June 30, 2002 and 2001, respectively.

The following is a summary of revenues by geographic region based on customer location:

                                                      Three Months Ended
                                                          June 30,
                                                  -------------------------
                                                     2002          2001
                                                  -----------   -----------
United States .................................. $ 6,293,000  $  6,762,000
Europe .........................................     808,000       522,000
Asia and Latin America..........................     315,000       313,000
                                                  -----------   -----------
Total .......................................... $ 7,416,000  $  7,597,000
                                                  ===========   ===========

The Company's long-lived assets are located in the United States.

7. CONVERTIBLE PREFERRED STOCK

Series E Convertible Preferred Stock - In March 2002 and April 2002, the Company sold 3,750 and 3,620 shares of Series E convertible preferred stock (the "Series E Preferred") at a per share price of $1,000, respectively, resulting in net cash proceeds to the Company aggregating $6,812,000. The Company recorded stock offering proceeds receivable of $3,446,000 for the first closing of Series E Preferred at March 31, 2002. The proceeds were received by the Company on April 3, 2002. The Series E Preferred is non-voting and pays an annual cumulative dividend of 6.5% of the original issue price per share, payable semiannually in cash or shares of common stock at the Company's election. Upon the liquidation of, dissolution of, winding-up of, or change of control in Abaxis, holders of the Series E Preferred are entitled to receive $1,000 per share, the original issue price, plus any accrued but unpaid dividends, as a liquidation preference prior to Abaxis making any distributions to holders of common stock.

The Series E Preferred automatically converts into 1,133,846 shares of common stock upon the earlier of: (i) the first date following March 28, 2003 on which the closing per share price of Abaxis common stock exceeds $12.00 for twenty consecutive trading days (the "Automatic Price Conversion Date"), or (ii) March 28, 2007; provided, however, that if the closing sales price of the common stock as reported on Nasdaq National Market System is less than $6.50 for each of the twenty (20) consecutive trading days immediately prior to and including March 28, 2007, then the Series E preferred stock will convert into common stock automatically upon the earlier to occur of (A) March 28, 2008, or (B) the Automatic Price Conversion Date. The shares may also be converted at the option of the holder at any time. The number of common shares into which the Series E convertible preferred stock is convertible is subject to adjustment for anti-dilution, stock splits, and other certain events.

Each Series E Preferred investor received a warrant to purchase 50 shares of common stock for each preferred share acquired. The common stock warrants are valid for five years and exercisable at $7.00 per share. Approximately $1,235,000 of the aggregate proceeds were attributed to the value of the warrants and allocated to common stock. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: contractual life of five years, volatility of 78.6%, risk free interest rate of 4.57% - 4.92% and no dividends during the contractual term. In connection with the sale of the Series E convertible preferred stock the Company issued to advisors for services a fully-vested warrant to purchase 113,385 shares of its common stock at an exercise price of $6.50 per share and 25,000 shares of its common stock. The aggregate value of these warrants and shares of common stock of $601,000 was recorded as a stock issuance cost. The value of the warrants was determined using the Black-Scholes option pricing model with assumptions substantially consistent with those used for valuing the warrants issued to the investors.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5 'Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Securities", which became effective in November 2000, the allocated value of the Series E convertible preferred stock contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series E convertible preferred stock and the fair market value of the common stock at the date of issuance. The Company determined an aggregate dividend charge of $957,000 representing the value of the beneficial conversion feature.

The amounts recorded in the Company's financial statements for the three months ended June 30, 2002, representing the amounts attributed to the closings in April 2002, were as follows: net cash proceeds - $3,366,000 ($254,000 of issuance costs incurred), allocation to warrants issued to investors - $590,000, warrants issued to advisors for services - $361,000, and the amount of the dividend charge related to the value of beneficial conversion feature - $370,000.

8. LITIGATION

On March 28, 2002, Idexx Laboratories, Inc., the Company's principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for the Company by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringes on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. In addition to claiming unspecified monetary damages, Idexx has requested that the Court issue a preliminary injunction to prevent Abaxis and S.A. Scientific from making, using, selling, offering to sell in the United States or importing into the United States the canine heartworm test until a trial on the merits of the claim has been completed. The Company will incur expenses in the defense of such claims and management's attention may be diverted from its operations. If the Company is enjoined from selling its canine heartworm test product, its revenues may be adversely affected. For the three months ended June 30, 2002, revenues from sales of canine heartworm test were $243,000. The parties are currently engaged in pre-trial motions and depositions. Although management believes that the claims by Idexx are meritless and it intends to defend itself vigorously, the outcome of the dispute cannot be predicted with certainty.

On May 8, 2002, the Company entered into an agreement with S.A. Scientific under which the two parties agreed to joint representation by counsel to defend the legal action filed by Idexx.

On July 31, 2002, the Company attended and argued the hearing of Idexx's Motion for Preliminary Injunction. The Court has not made a decision on that motion. The Company is uncertain of when such decision will be made.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect Abaxis' current views with respect to future events and financial performance. In this report, the words "will", "anticipates", "believes", "expects", "future", "intends", "plans", and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include market acceptance of Abaxis' products and continuing development of its products, obtaining required Food and Drug Administration ("FDA") clearance and other government approvals, risks associated with manufacturing and distributing products on a commercial scale, including complying with Federal and state food and drug regulations, and general market conditions and competition. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Abaxis assumes no obligation to update any forward-looking statements as circumstances change.

Abaxis, Inc. ("us" or "we"), incorporated in California in 1989, develops, manufactures and markets portable blood analysis systems for use in any patient-care setting to provide clinicians with rapid blood constituent measurements. Our primary product is a system consisting of a compact 6.9 kilogram analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 12 tests. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma using either venous or fingerstick samples. The system provides test results in less than 15 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer. We currently market this system for veterinary use under the name VetScan and in the human medical market under the name Piccolo®. We also market a hematology analyzer under the name Vetscan HMT, which provides a complete blood count ("CBC") including three-part white blood cell ("WBC") differential in less than 2 minutes and requires only 12 μ L of whole blood. It provides results for eight selectable species, plus two user configurable programs. We also market one type of reagent kit with this analyzer. We market the combination of the VetScan and the VetScan HMT under the name VetScan DXS.

In the three months ended June 30, 2002, our U.S. revenues accounted for 85% of our total revenues versus 89% in the three months ended June 30, 2001. International revenues accounted for 15% of total revenues in the three months ended June 30, 2002 versus 11% in the three months ended June 30, 2001. The reason for the decrease in U.S. revenues and commensurate increase in international revenues as a percentage of total revenues was due primarily to a decrease in instrument sales in the US and an increase in sales in Europe resulted from our strategy to expand European markets.

During the three months ended June 30, 2002, we sold 235 instruments worldwide, which includes both blood chemistry and hematology analyzers, a 34% decrease from 354 instruments sold in the three months ended June 30, 2001. The decrease in instrument sales reflects lower unit shipments primarily in the United States. Our goal is to increase instrument sales in future periods by allocating additional resources to product selling and marketing, which includes a substantial increase in our sales force and incentive programs to retain highly skilled sales professionals.

Reagent discs and kits sold during the three months ended June 30, 2002 were approximately 412,000, an increase of 6% compared to shipments of approximately 388,000 reagent discs and kits during the three months ended June 30, 2001. The increase in reagent disc and kits sold is consistent with our belief that there will be increasing recurring reagent disc revenue as our product lines achieve greater market penetration and more consistent utilization. This growth is mainly attributable to the expanded installed base of VetScan DXS systems and higher consumption rates of institutional users.

Sales for any future periods are not predictable with a significant degree of certainty. We generally operate with limited order backlog because our products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. Our expense levels, which are to a large extent fixed, are based in part on our expectations of future revenues. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would negatively affect our operating results and financial condition. Our sales may be adversely impacted by pricing pressure from competitors. Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our VetScan DXS and Piccolo products and to compete with other competitors successfully. We believe that period to period comparisons of our results of operations are not necessarily meaningful.

There has been little or no impact on our business due to inflation.

We introduced our VetScan Canine Heartworm Antigen Test in December 2001. The test is a stand-alone lateral flow device similar in format to simple pregnancy tests. Results are available in a maximum of 10 minutes. We currently purchase the Vetscan Canine Heartworm Antigen Test from S.A. Scientific, Inc., of San Antonio, Texas, a privately-held leader in the development and manufacturing of a wide-range of one-step rapid tests for various diseases. The addition of the VetScan Canine Heartworm Antigen Test further expands our product lines in the veterinary market. We plan to continue to introduce various rapid antigen tests to expand our veterinary market in our fiscal year ending March 31, 2003. We intend to develop a rotor which will include the Canine Heartworm test in conjunction with other tests to be introduced in our fiscal year ending March 31, 2005.

We continue to explore the application of our proprietary technology used to produce the dry reagents used in the reagent discs, called the Orbos Discrete Lyophilization Process, to other companies' products. This process allows the production of an accurate, precise amount of active chemical ingredients in the form of a soluble bead. We believe that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. We have contracts with Becton Dickinson Immunocytometry Systems and Pharmacia Biotech, Inc. to either supply products or license Orbos technology. We are currently working with other companies to determine the potential suitability of the Orbos technology to these companies' products. As resources permit, we will pursue other development, licensing or manufacturing agreement opportunities for our Orbos technology with other companies. There can be no assurances, however, that other applications will be identified or that additional agreements with us will result.

Results of Operations

Total Revenues

During the three months ended June 30, 2002, we reported total revenues of $7,416,000, a $181,000 or 2% decrease from total revenues of $7,597,000 for the three months ended June 30, 2001. The revenue decrease was due to a decrease of $855,000 in instrument sales, an increase of 481,000 in reagent sales and an increase of $193,000 in other sales most of which was due to sales from the new VetScan Canine Heartworm Test. Most of the decreased sales in the three months ended June 30, 2002 occurred in the US. Our instrument and reagent sales accounted for 27% and 66%, respectively, of our product sales in the three months ended June 30, 2002 compared to 38% and 58%, respectively, of our product sales in the three months ended June 30, 2001.

During the three months ended June 30, 2002, we reported development and licensing revenues of $35,000, the same amount as for the three months ended June 30, 2001. The fluctuations in development and licensing revenue are due to changes in our customers' use of our Orbos technology.

Total revenues in the U.S. for the three months ended June 30, 2002 were $6,293,000, a $469,000 or 7% decrease from total U.S. revenues of $6,762,000 for the three months ended June 30, 2001. The decrease in revenues in the U.S. for the three months ended June 30, 2002 reflects a decrease in instrument sales of approximately $972,000, which was partially offset by both an increase in reagent sales of approximately $310,000 and other sales of approximately $193,000.

Total revenues in Europe for the three months ended June 30, 2002 were $808,000, a $286,000 or 55% increase from revenues of $522,000 for the three months ended June 30, 2001. The increase in revenues in Europe for the three months ended June 30, 2002 reflects both an increase in instrument sales of approximately $174,000 and reagent sales of approximately $112,000.

Total revenues in Asia and Latin America for the three months ended June 30, 2002 were $315,000, a $2,000 or 1% increase from revenues of $313,000 for the three months ended June 30, 2001. The slight increase in revenues in Asia and Latin America reflects an increase in reagent sales of approximately $59,000 offset by a decrease in instrument sales of $57,000.

Cost of Product Sales

Cost of product sales during the three months ended June 30, 2002 was $3,719,000, or 50% of product sales, as compared to $4,074,000, or 54% of product sales, in the three months ended June 30, 2001. The decrease in cost of product sales as a percent of revenue was primarily attributable to continued increases in sales volume of reagent discs and lower unit costs resulting from improved manufacturing processes and absorption of fixed costs in our current facilities.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $2,386,000, or 32% of total revenues, in the three months ended June 30, 2002 compared to $2,371,000, or 31% of total revenues, in the three months ended June 30, 2001. The increase in selling, general and administrative expenses was due primarily to an increase in legal fees incurred related to the litigation of our Canine Heartworm Antigen products, which was partially offset by a decrease in selling and marketing expense as we restructured our sales and marketing team. We expect the dollar amount of selling, general and administrative expenses to increase but remain consistent as a percentage of revenues in the fiscal year ending March 31, 2003 compared to the fiscal year ended March 31, 2002.

Research and Development Expense

Research and development expenses were $1,005,000, or 14% of total revenues, in the three months ended June 30, 2002, compared to $895,000, or 12% of total revenues, in the three months ended June 30, 2001. We expect the dollar amount of research and development expenses to increase in the fiscal year ending March 31, 2003 as compared to fiscal year ended March 31, 2002 and slightly increase as a percentage of total revenues as we continue to allocate resources for development and clinical trials of new test methods to expand our test menus. There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful.

Interest Income

Our interest income was $63,000 for the three months ended June 30, 2002, compared to $22,000 for the three months ended June 30, 2001. The interest income of $63,000 in the three months ended June 30, 2002 included interest of approximately $38,000 earned on cash and cash equivalents and interest received of approximately $25,000 for our reagent rental program, in which we offer our customers extended payment terms for the purchase of instruments with no right of return provided also that they purchase a minimum quantity of reagent dics or kits from us over the term of the contract.

Interest Expense

We incurred interest expense of approximately $32,000 on our capital equipment loan and line of credit and approximately $20,000 on capital leases for equipment during the three months ended June 30, 2002. No interest was capitalized during the period. During the three months ended June 30, 2001, we incurred interest expense of approximately $72,000 on our capital equipment loans and line of credit and approximately $21,000 on capital leases for property and equipment, net of capitalized interest of $37,000 on the purchase and installation of our new semi-automated disc production line. We expect interest expense to decrease in the fiscal year ending March 31, 2003 compared to the fiscal year ended March 31, 2002 as we expect to rely less on bank financing than in the past.

Income Taxes

Income taxes totaled $10,000 for the three months ended June 30, 2002 compared to $4,000 for the three months ended June 30, 2001. Income tax expense in these two periods primarily represents taxes on the portion of taxable income for which net operating loss carry-forwards could not be utilized under the federal alternative minimum tax rules.

Liquidity and Capital Resources

As of June 30, 2002, we had $9,763,000 in cash and cash equivalents. We expect to incur substantial additional costs to support our future operations, including further commercialization of our products and development of new test methods that will allow us to expand our veterinary market and further penetrate the human diagnostic market; acquisition of capital equipment for our manufacturing facility, which includes the ongoing costs related to continuing development of our current and future products; and additional pre-clinical testing and clinical trials for our current and future products.

We anticipate that our existing capital resources, debt financing, and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through the next twelve months. Our future capital requirements will largely depend upon the increased market acceptance of our point-of-care blood analyzer products. However, our sales in the human medical market are not predictable due to our limited experience with our products in that market.

Net cash provided by operating activities during the three months ended June 30, 2002 was $379,000 compared to net cash provided by operating activities of $1,154,000 in the three months ended June 30, 2001. Net cash provided by operating activities was due primarily to net income of $305,000 plus depreciation and amortization of $357,000, a decrease of $205,000 in prepaid expenses and increases totaling $80,000 in accounts payable, accrued payroll and related expenses, and deferred rent. These sources of cash were partially offset by increases totaling $431,000 in trade receivables, interest receivables, inventories, deposits and other assets and decreases in warranty reserve, other accrued liabilities, deferred revenue and long-term commission obligations totaling $115,000. The increase in trade receivables was due to a significant amount of payments from our customers not received by us until shortly after the quarter ended June 30, 2002.

Net cash used in investing activities for the three months ended June 30, 2002 was $400,000 as compared to net cash used of $241,000 for the three months ended June 30, 2001. The increase in net cash used is due to an increase in the purchases of property and equipment.

Net cash provided by financing activities for the three months ended June 30, 2002 was $5,686,000 as compared to net cash provided of $10,000 for the three months ended June 30, 2001. Net cash provided by financing activities for the three months ended June 30, 2002 was primarily the result of net cash proceeds from issuance of Series E preferred stock of $6,812,000 offset by repayments on the line of credit of $1,000,000 and equipment financing loan of $116,000. Net cash provided by financing activities for the three months ended June 30, 2001 was primarily the result of proceeds from the exercise of common stock options of $211,000 offset by repayment on equipment financing and lease obligations of $201,000.

Series E Convertible Preferred Stock - In March 2002 and April 2002, we sold 3,750 and 3,620 shares, respectively, of Series E convertible preferred stock (the "Series E Preferred") at a per share price of $1,000, resulting in aggregate net cash proceeds to us of $6,812,000. We recorded stock offering proceeds receivable of $3,446,000 for the first closing of Series E Preferred at March 31, 2002. The proceeds were received by us on April 3, 2002. The Series E Preferred is non-voting and pays an annual cumulative dividend of 6.5% of the original issue price per share, payable semi-annually either in cash or shares of common stock at our election. Upon the liquidation of, dissolution of, winding-up of, or change of control in Abaxis, holders of the Series E Preferred are entitled to receive $1,000 per share, the original issue price, plus any accrued but unpaid dividends, as a liquidation preference prior to our making any distributions to holders of our common stock.

The Series E Preferred automatically converts into 1,133,846 shares of common stock upon the earlier of: (i) the first date following March 28, 2003 on which the closing per share price of our common stock exceeds $12.00 for twenty consecutive trading days (the "Automatic Price Conversion Date"), or (ii) March 28, 2007; provided, however, that if the closing sales price of our common stock as reported on Nasdaq National Market System is less than $6.50 for each of the twenty (20) consecutive trading days immediately prior to and including March 28, 2007, then the Series E Preferred will convert into common stock automatically upon the earlier to occur of (A) March 28, 2008, or (B) the Automatic Price Conversion Date. The shares may also be converted at the option of the holder at any time. The number of common shares into which the Series E convertible preferred stock is convertible is subject to adjustment for anti-dilution, stock splits, and other certain events.

Each Series E Preferred investor received a warrant to purchase 50 shares of common stock for each preferred share acquired. The common stock warrants are valid for five years and exercisable at $7.00 per share. Approximately $1,235,000 of the aggregate proceeds were attributed to the value of the warrants and allocated to common stock. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: contractual life of five years, volatility of 78.6%, risk free interest rate of 4.57% - 4.92% and no dividends during the contractual term. In connection with the sale of the Series E Preferred we issued, to advisors for services a fully-vested warrant to purchase 113,385 shares of our common stock at an exercise price of $6.50 per share and 25,000 shares of common stock. The aggregate value of the warrant and shares of our common stock of $601,000 was recorded as a stock issuance cost. The value of the warrants was determined using the Black-Scholes option pricing model with assumptions substantially consistent with those used for valuing the warrants issued to the investors.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5. "Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios to Certain Convertible Securities", the allocated value of the Series E convertible preferred stock contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series E convertible preferred stock and the fair market value of the common stock at the date of issuance. According, we determined an aggregate dividend charge of $957,000 representing the value of the beneficial conversion feature.

The amounts recorded in our financial statements for the three months ended June 30, 2002, representing the amounts attributed to the closings in April 2002, were as follows: net cash proceeds - $3,366,000 ($254,000 of issuance costs incurred), allocation to warrants issued to investors - $590,000, warrants issued to advisors for services - $361,000, and the amount of the dividend charge related to the beneficial conversion feature - $370,000.

Line of Credit and Long-Term Debt - In March 2002, we terminated certain line of credit and equipment financing loans and entered into new line of credit and equipment financing loans with another lender. The new line of credit provides for borrowings of up to $5,250,000: up to $4,000,000 is collateralized by domestic receivables and up to $1,250,000 is collateralized by foreign receivables. This new line of credit bears interest at the prime rate, which was 4.75% at June 30, 2002, and is payable monthly. Of the $4,000,000 domestic line of credit, $820,000 was committed to secure a letter of credit for our facilities lease. The domestic line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. The foreign line of credit expires in September 2002 and is subject to renewal on an annual basis. The weighted average interest rate on borrowings under its line of credit facilities during the three months ended June 30, 2002 and 2001 was 4.75% and 8.24%, respectively. We paid down $1,000,000 of our domestic line of credit during the three months ended June 30, 2002. At June 30, 2002, the amount outstanding under our line of credit, which consists of both domestic and foreign borrowings, was $1,000,000 and $2,814,000 was available for additional borrowings.

The balance of the new equipment financing loan at June 30, 2002 was $1,283,000. The equipment loan bears interest at the prime rate plus 1%, which was 5.75% at June 30, 2002, and is payable in monthly installments of principal and interest totaling approximately $42,000 over a period of three years. The weighted average interest rate on equipment financing loans during the three months ended June 30, 2002 and 2001 was 5.75% and 9.09%, respectively.

The line of credit and equipment financing agreements contain certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000. We are also required to be profitable on a fiscal year to date basis beginning with the six month period ending September 30 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2003. In addition, we are required to have a minimum liquidity coverage, as defined, of not less than 1.25 to 1.00, cash flow coverage, as defined, of not less than 1.20 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $15,000,000 to be increased by 100% of any net equity capital raised and a minimum of 50% of net income. At June 30, 2002, we were in compliance with all of these covenants.

Borrowings under the line of credit and equipment financing loans are secured by a pledge of our net book value of assets of $24.5 million at June 30, 2002 and intellectual property.

Critical Accounting Policies - We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to the identified critical accounting policies on our business operations are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 filed with the Securities and Exchange Commission. The impact and associated risks of the identified critical accounting policies for the three months ended June 30, 2002 are consistent with the discussions in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Contingencies On March 28, 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for us by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringes on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. In addition to claiming unspecified monetary damages, Idexx has requested that the Court issue a preliminary injunction to prevent Abaxis and S.A. Scientific from making, using, selling, offering to sell in the United States or importing into the United States our canine heartworm test until a trial on the merits of the claim has been completed. We will incur expenses in the defense of such claims and our attention may be diverted from our operations. If we are enjoined from selling our canine heartworm test product, our revenues may be adversely affected. For the three months ended June 30, 2002, revenues from the sales of canine heartworm test were $243,000. The parties are currently engaged in pre-trial motions and depositions. Although we believe that the claims by Idexx are meritless and we intend to defend ourselves vigorously, the outcome of the dispute cannot be predicted with certainty.

On May 8, 2002, we entered into an agreement with S.A. Scientific under which we have agreed to joint representation by counsel to defend the legal action filed by Idexx.

On July 31, 2002, we attended and argued the hearing of Idexx's Motion for Preliminary Injunction. The Court has not made a decision on that motion. We are uncertain of when such decision will be made.

New Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 effective April 1, 2002. The adoption of SFAS No. 143 did not have a significant impact on our financial position or result of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS No. 144 effective April 1, 2002. The adoption did not have a significant impact on our financial position or result of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 generally requires that any gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense). We adopted SFAS No. 145 effective April 1, 2002. The adoption did not have a significant impact on our financial position or result of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

RISK FACTORS THAT MAY AFFECT OUR PERFORMANCE

The future events that we describe in these risk factors involve risks and uncertainties, among them are risks and uncertainties related to:

  the market acceptance of our products;
  our continuing development of our products;
  obtaining required Food and Drug Administration clearance and other federal, state and local government approvals;
  the manufacture and distribution of our products on a commercial scale;
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

We Are Not Consistently Profitable; We Must Increase Sales Of Our Piccolo And Vetscan DXS Products To Maintain Consistent Profitability

Since our formation in 1989 and through June 30, 2002, we have had nine profitable quarters before preferred stock dividends and accretion. Although we realized net income before dividends for the quarter ended June 30, 2002 and all quarters in the fiscal year that ended March 31, 2002, there can be no assurance that we will experience profitability in the future. As of June 30, 2002, we have incurred cumulative net losses of approximately $62 million. Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our VetScan DXS and Piccolo products. Increasing our sales volume of our products will depend upon our ability to:

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

On March 28, 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for us by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringes on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. In addition to claiming unspecified monetary damages, Idexx has requested that the Court issue a preliminary injunction to prevent Abaxis and S.A. Scientific from making, using, selling, offering to sell in the United States or importing into the United States our canine heartworm test until a trial on the merits of the claims has been completed. The parties are currently engaged in pre-trial motions and depositions. Although we believe that the claims by Idexx are meritless and we intend to defend ourselves vigorously, the outcome of the dispute cannot be predicted with certainty.

We cannot estimate the effect of this potential liability on our financial condition, results of operations or cash flows. In the event that the Court finds in favor of Idexx, we may be forced to pay Idexx monetary damages, be enjoined from selling the canine heartworm product manufactured by S.A. Scientific, need to enter into a license agreement with Idexx pertaining to the patents, or a combination thereof. Further, we believe that offering a canine heartworm product is an important component of our suite of veterinary products and, in the event that we are enjoined from selling the canine heartworm antigen test manufactured by S.A. Scientific, we may be unable to either develop an alternate canine heartworm product that does not infringe upon the Idexx patents or Idexx may offer us commercially unfeasible terms for licensing their patents. Consequently, our ability to further penetrate the veterinary market would be limited and thus our revenues and overall financial condition would be adversely affected. Even if we are successful in defending against the Idexx action, the defense of such claims may become expensive and may divert our management's focus away from running our business which would thus adversely affect our results of operations.

We Rely On Patents And Other Proprietary Information, The Loss Of Any Of Which Would Negatively Affect Our Business

As of June 30, 2002, we have filed 25 patent applications in the United States and have been issued 23 patents. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications in secrecy until it issues the patents and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the U.S. Patent and Trademark Office, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

Our success depends on our ability to attract and retain additional qualified biotechnology and medical device-oriented sales and marketing personnel. In particular, we have only nineteen full-time sales personnel involved in our sales and marketing activities. While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals. If we are to increase our sales, we will need to increase the size of our sales force and we intend to substantially increase our sales force in the fiscal year ending March 31, 2003. Competition for these types of personnel is intense, especially in the San Francisco Bay Area. Further, we will need to train new salespeople and supervise them closely. If we are unable to retain our existing key personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to market our products.

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

Changes In Third Party Payor Reimbursement Regulations Can Negatively Affect Our Business

By regulating the maximum amount of reimbursement they will provide for blood testing services, third party payors, such as HMOs, pay-per-service insurance plans, Medicare and Medicaid, can indirectly affect the pricing or the relative attractiveness of our human testing products. For example, the Health Care Financing Administration sets the level of reimbursement of fees for blood testing services for Medicare beneficiaries. If third party payors decrease the reimbursement amounts for blood testing services, it may decrease the amount that physicians and hospitals are able to charge patients for such services. Consequently, we will need to charge less for our products. If the government and third-party payors do not provide for adequate coverage and reimbursement levels to allow health care providers to use our products, the demand for our products will decrease.

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

Legislative Actions, Higher Insurance Cost and Potential New Accounting Pronouncements are Likely to Cause our General and Administrative Expenses to Increase and Impact Our Future Financial Position and Results of Operations.

In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers are also likely to increase premiums as a result of the high claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors' and officers' insurance policies, are likely to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

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

During 2001, the western United States (and California in particular) experienced repeated episodes of diminished electrical power supply. If such episodes recur, certain of our operations or facilities may be subject to "rolling blackouts" or other unscheduled interruptions of electrical power. The prospect of such unscheduled interruptions may continue for the foreseeable future and we are unable to predict either their occurrence, duration or cessation. In addition, due to these power supply shortages, we may be subject to significantly greater power costs which may adversely affect our financial results.

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

  fluctuation in our operating results;
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks with respect to interest rates on our accounts receivable line of credit, long-term debt and cash equivalent investments.

For our accounts receivable line of credit, the interest rate is equal to the prime rate. Consequently, an increase in the prime rate would expose us to higher interest expenses. The balance on our accounts receivable line of credit was $1,000,000 as of June 30, 2002. Based on this balance, for each 1% increase in the prime rate, we would pay approximately $2,500 of additional interest each quarter.

For our long-term debt, which is our equipment loan, the interest rate is equal to 1.0% over the prime rate. As with our accounts receivable credit facility, any increase in interest rates would expose us to higher interest expenses. The balance on our long-term debt was $1,283,000 as of June 30, 2001. Based on this balance, for each 1% increase in the prime rate, we would pay a total of approximately $3,200 of additional interest each quarter.

All of our sales are denominated in US dollars, except for sales under our OEM agreement to provide VetScan systems to MELET which are denominated in Euros. Sales to MELET during the three months ended June 30, 2002 were less than 3% of our total revenues. There was no amount owed by MELET at June 30, 2002.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments. In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", in which case we will formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking such hedge transactions.

 PART II-OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

On March 28, 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for us by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringes on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. In addition to claiming unspecified monetary damages, Idexx has requested that the Court issue a preliminary injunction to prevent Abaxis and S.A. Scientific from making, using, selling, offering to sell in the United States or importing into the United States our canine heartworm test until a trial on the merits of the claim has been completed. We will incur expenses in the defense of such claims and our attention may be diverted from our operations. If we are enjoined from selling our canine heartworm test product, our revenues may be adversely affected. For the three months ended June 30, 2002, revenues from sales of canine heartworm test were $243,000. The parties are currently engaged in pre-trial motions and depositions. Although we believe that the claims by Idexx are meritless and we intend to defend ourselves vigorously, the outcome of the dispute cannot be predicted with certainty.

On May 8, 2002, we entered into an agreement with S.A. Scientific under which we have agreed to joint representation by counsel to defend the legal action filed by Idexx.

On July 31, 2002, we attended and argued the hearing of Idexx's Motion for Preliminary Injunction. The Court has not made a decision on that motion. We are uncertain of when such decision will be made.

Item 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

In March 2002 and April 2002, we sold 3,750 and 3,620 shares, respectively, of Series E Convertible Preferred Stock (the "Series E Preferred") at a per share price of $1,000, resulting in net aggregate cash proceeds to us of $6,812,000. The Series E Preferred is non-voting and pays an annual cumulative dividend of 6.5% of the original issue price per share, payable semiannually in cash or shares of common stock at our election. Upon the liquidation of, dissolution of, winding-up of, or change of control in Abaxis, holders of the Series E Preferred are entitled to receive $1,000 per share, the original issue price, plus any accrued but unpaid dividends, as a liquidation preference prior to Abaxis making any distributions to holders of common stock.

The Series E Preferred automatically converts into 1,133,846 shares of common stock upon the earlier of: (i) the first date following March 28, 2003 on which the closing per share price of Abaxis common stock exceeds $12.00 for twenty consecutive trading days (the "Automatic Price Conversion Date"), or (ii) March 28, 2007; provided, however, that if the closing sales price of the common stock as reported on Nasdaq National Market System is less than $6.50 for each of the twenty (20) consecutive trading days immediately prior to and including March 28, 2007, then the Series E Preferred will convert into common stock automatically upon the earlier to occur of (A) March 28, 2008, or (B) the Automatic Price Conversion Date. The shares may also be converted at the option of the holder at any time. The number of common shares into which the Series E Preferred is convertible is subject to adjustment for anti-dilution, stock splits, and other certain events.

Each Series E Preferred investor received a warrant to purchase 50 shares of common stock for each preferred share acquired. The common stock warrants are valid for five years and exercisable at $7.00 per share. We also issued to advisors for services, a fully - vested warrant to purchase 113,385 shares of our common stock at an exercise price of $6.50 per share and 25,000 shares of our common stock.

The issuance of the shares of Series E Preferred and the warrants were deemed exempt from registration under the Securities Act as a transaction by an issuer not involving a public offering. The investors represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the securities issued in the transaction.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)
Exhibit Number	Description
10.28	Loan and Security Agreement with Comerica Bank - California dated March 13, 2002
10.29 10.30	First and Second Modification to Loan and Security Agreement with Comerica Bank - California dated March 29, 2002 Loan Revision/Extension Agreement with Comerica Bank - California dated March 29, 2002
99.1 99.2	Certification of Chief Executive Officer Certification of Chief Financial Officer

(b) Reports on Form 8-K

On May 13, 2002, we filed a Current Report on Form 8-K to announce the completion of the sale of our Series E Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.

(Registrant)
Date: August 14, 2002

By:	/s/ Clinton H. Severson

Clinton H. Severson
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 14, 2002

By:	/s/ Alberto Santa Ines

Alberto Santa Ines
Chief Financial Officer/Director of Finance (Principal Financial and Accounting Officer)