Form 10-Q
period 2002-09-30
ABAXIS INC
filed 2002-11-13
CIK 881890

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002 or

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

At November 11, 2002, 16,794,816 shares of common stock, no par value, were outstanding.

This Report on Form 10-Q consists of 37 pages. The exhibit index is on page 27.

ABAXIS, INC.
Report On Form 10-Q For The
Quarter Ended September 30, 2002
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Abaxis, Inc.
Condensed Statements of Operations
(unaudited and rounded in thousands, except per share data)

                                                           Three Months Ended          Six Months Ended
                                                              September 30,               September 30,
                                                        --------------------------  --------------------------
                                                           2002          2001          2002          2001
                                                        ------------  ------------  ------------  ------------
Revenues:
   Product sales, net................................. $  8,619,000  $  6,719,000  $ 16,000,000  $ 14,281,000
   Development and licensing
     revenue..........................................       81,000        65,000       116,000       100,000
                                                        ------------  ------------  ------------  ------------
Total revenues........................................    8,700,000     6,784,000    16,116,000    14,381,000
                                                        ------------  ------------  ------------  ------------
Costs and operating expenses:
   Cost of product sales..............................    4,653,000     3,643,000     8,372,000     7,717,000
   Selling, general, and
     administrative...................................    3,030,000     2,148,000     5,416,000     4,519,000
   Research and development...........................      935,000       949,000     1,940,000     1,844,000
                                                        ------------  ------------  ------------  ------------
Total costs and operating
     expenses.........................................    8,618,000     6,740,000    15,728,000    14,080,000
                                                        ------------  ------------  ------------  ------------
Income from operations................................       82,000        44,000       388,000       301,000
Interest income.......................................       57,000        30,000       120,000        52,000
Interest expense......................................      (35,000)      (70,000)      (89,000)     (128,000)
                                                        ------------  ------------  ------------  ------------
Income before income taxes............................      104,000         4,000       419,000       225,000
Income tax provision..................................        3,000            --        13,000         4,000
                                                        ------------  ------------  ------------  ------------
Net income............................................      101,000         4,000       406,000       221,000
Preferred dividends and accretion (a).................     (232,000)     (116,000)     (827,000)     (216,000)
                                                        ------------  ------------  ------------  ------------
Net income (loss) attributable to common shareholders. $   (131,000) $   (112,000) $   (421,000) $      5,000
                                                        ============  ============  ============  ============

Basic and diluted net income
 (loss) per share .................................... $      (0.01) $      (0.01) $      (0.03) $       0.00
                                                        ============  ============  ============  ============
Weighted average number of
  common shares outstanding
  used in calculating basic
  net income (loss) per share.........................   16,534,000    16,241,000    16,463,000    16,200,000
                                                        ============  ============  ============  ============

Weighted average number of
  shares outstanding used
  in calculating diluted
  net income (loss) per share.........................   16,534,000    16,241,000    16,463,000    16,743,000
                                                        ============  ============  ============  ============

(a) For the three months ended September 30, 2002, includes cash dividends of $232,000. For the six months ended September 30, 2002, includes cash dividends of $457,000 and a non-cash dividend charge of $370,000 related to the beneficial conversion feature contained in the Company's Series E Preferred Stock issued in April 2002. For the three and six months ended September 30, 2001, includes stock dividends of $116,000 and $216,000, respectively. See note 3.

See notes to condensed financial statements.

Abaxis, Inc.
Condensed Balance Sheets
(unaudited and rounded in thousands)

                                                                              September 30,    March 31,
                                                                                   2002          2002
                                                                              ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ................................................ $ 10,631,000  $  4,098,000
  Stock offering proceeds receivable .......................................           --     3,446,000
  Trade receivables (net of allowances of
    $248,000 at September 30, 2002 and $244,000
    at March 31, 2002)......................................................    7,010,000     6,924,000
  Inventories ..............................................................    5,762,000     5,558,000
  Prepaid expenses .........................................................      180,000       476,000
                                                                              ------------  ------------
           Total current assets ............................................   23,583,000    20,502,000
Property and equipment - net ...............................................    8,968,000     9,071,000
Deposits and other assets ..................................................      279,000       107,000
                                                                              ------------  ------------
           Total assets .................................................... $ 32,830,000  $ 29,680,000
                                                                              ============  ============
LIABILITIES, CONVERTIBLE PREFERRED STOCK  AND SHAREHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit........................................... $  1,000,000  $  2,000,000
  Accounts payable .........................................................    2,551,000     1,914,000
  Dividends payable ........................................................      457,000       230,000
  Accrued payroll and related expenses .....................................    1,286,000     1,440,000
  Other accrued liabilities ................................................      435,000       497,000
  Warranty reserve .........................................................      178,000       192,000
  Deferred revenue .........................................................      395,000       383,000
  Current portion of capital lease obligations..............................       72,000        97,000
  Current portion of long-term debt ........................................      467,000       467,000
                                                                              ------------  ------------
           Total current liabilities .......................................    6,841,000     7,220,000
                                                                              ------------  ------------

Deferred rent...............................................................      263,000       198,000
Deferred revenue, less current portion......................................      359,000       417,000
Capital lease obligations, less current portion ............................       65,000       103,000
Long-term debt, less current portion .......................................      700,000       933,000
Commission obligation, less current portion ................................       82,000        96,000
                                                                              ------------  ------------
           Total non-current liabilities ...................................    1,469,000     1,747,000
                                                                              ------------  ------------

Commitments and contingencies

Convertible preferred stock, no par value:
    outstanding shares - 5,570 at September 30, 2002
    and 3,750 at March 31, 2002 (liquidation preference
    of $5,570,000 at September 30, 2002 and $3,750,000
    at March 31, 2002)......................................................    3,176,000     2,561,000
                                                                              ------------  ------------

Shareholders' equity:
  Convertible preferred stock, no par value:
    authorized shares - 5,000,000; issued and outstanding
    shares - 6,508 at September 30, 2002 and 6,558 at
    March 31, 2002..........................................................    3,143,000     3,193,000
  Common stock, no par value: authorized shares -
    35,000,000; issued and outstanding shares - 16,784,231
    at September 30, 2002; issued and outstanding shares -
    16,339,735 at March 31, 2002 ...........................................   80,506,000    76,843,000
  Accumulated deficit ......................................................  (62,305,000)  (61,884,000)
                                                                              ------------  ------------
           Total shareholders' equity ......................................   21,344,000    18,152,000
                                                                              ------------  ------------
Total liabilities, convertible preferred stock  and shareholders' equity ... $ 32,830,000  $ 29,680,000
                                                                              ============  ============

See notes to condensed financial statements.

Abaxis, Inc.
Condensed Statements of Cash Flows
(unaudited and rounded in thousands)

                                                                   Six Months Ended
                                                                      September 30,
                                                                ------------------------
                                                                     2002         2001
                                                                -----------  -----------
Operating activities:
Net income.................................................... $   406,000  $   221,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization...............................     773,000      915,000
  Stock compensation (reversal), including amortization
  of deferred stock compensation..............................     (22,000)       5,000
  Changes in assets and liabilities:
     Trade receivables........................................     (86,000)   1,187,000
     Inventories..............................................    (204,000)     753,000
     Prepaid expenses.........................................     296,000     (676,000)
     Deposits and other assets................................    (172,000)     212,000
     Accounts payable.........................................     637,000   (1,582,000)
     Accrued payroll and related expenses.....................     (18,000)    (161,000)
     Warranty reserve and other accrued liabilities...........     (76,000)     130,000
     Deferred rent............................................      65,000           --
     Deferred revenue.........................................     (46,000)      22,000
     Long-term commission obligations.........................     (14,000)     (65,000)
     Income taxes payable.....................................          --        2,000
                                                                -----------  -----------
Net cash provided by operating activities.....................   1,539,000      963,000
                                                                -----------  -----------
Investing activities:
Purchase of property and equipment............................    (670,000)    (416,000)
                                                                -----------  -----------
Net cash used in investing activities.........................    (670,000)    (416,000)
                                                                -----------  -----------
Financing activities:
Repayment of line of credit...................................  (1,000,000)          --
Repayment of equipment financing..............................    (233,000)    (335,000)
Repayment of capital lease obligations........................     (63,000)     (50,000)
Net cash proceeds from issuance of preferred stock............   6,812,000           --
Exercise of warrants and common stock options.................     148,000      289,000
                                                                -----------  -----------
Net cash provided by (used in) financing activities...........   5,664,000      (96,000)
                                                                -----------  -----------
Net increase in cash and cash equivalents.....................   6,533,000      451,000
Cash and cash equivalents at beginning of period..............   4,098,000    2,012,000
                                                                -----------  -----------
Cash and cash equivalents at end of period.................... $10,631,000  $ 2,463,000
                                                                ===========  ===========
Supplemental disclosures of cash flow information:
   Cash paid for interest, net of interest capitalized........ $    81,000  $   123,000
                                                                ===========  ===========
Noncash financing activities:
   Preferred stock dividends and accretion.................... $   827,000  $   216,000
                                                                ===========  ===========
   Issuance of common stock for conversion of preferred stock
   and payment of dividends payable........................... $ 2,080,000  $        --
                                                                ===========  ===========

   Warrants issued for services and issuance costs............ $   361,000           --
                                                                ===========  ===========

   Common stock issued for employees benefits plans........... $   137,000           --
                                                                ===========  ===========

See notes to condensed financial statements.

ABAXIS, INC.
NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The condensed unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2002. The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented. Certain amounts as presented in the financial statements for the previous periods have been reclassified to conform to the fiscal year 2003 financial statement presentation. The results for the period ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003 or for any future period.

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income - Comprehensive income was the same as net income for the three and six months ended September 30, 2002 and 2001.

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

3. NET INCOME (LOSS) PER SHARE INFORMATION

Basic net income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding and the net income (loss) attributable to common shareholders. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Shares used in the calculation of diluted net income (loss) per share for the three and six months ended September 30, 2002 exclude an aggregate of 4,054,252 and 4,117,513 common equivalent shares, respectively, and for the three and six months ended September 30, 2001 exclude an aggregate of 4,326,782 and 2,555,555 common equivalent shares, respectively, related to outstanding options and warrants, using the treasury stock method and related to preferred shares issuable upon conversion of preferred stock, as their effect would be antidilutive.

In conjunction with the issuance of 3,620 shares of Series E convertible preferred stock at $1,000 per share in April 2002, each investor received a warrant to purchase 50 shares of common stock for each preferred share acquired. The common stock warrants are exercisable at $7.00. The portion of proceeds attributable to the value of such warrants of $590,000, determined using the Black-Scholes option-pricing model, and a corresponding charge reflecting the value of the embedded beneficial conversion feature was allocated to common stock. During the three and six months ended September 30, 2002, the Company recorded dividend charges related to the accretion of the beneficial conversion feature of $370,000 and accrued dividends payable of $457,000. The loss attributable to common shareholders for the three and six months ended September 30, 2001 also includes accrued dividends payable of $116,000 and $216,000, respectively, to preferred shareholders.

The reconciliation of the weighted average number of common shares outstanding used in calculating basic net income (loss) per share and in calculating diluted net income (loss) per share is as follows (rounded in thousands):

                                                      Three Months Ended         Six Months Ended
                                                        September 30,              September 30,
                                                  -------------------------  -------------------------
                                                     2002          2001         2002          2001
                                                  -----------   -----------  -----------   -----------
Weighted average number of common
  shares outstanding used in calculating
  basic net income (loss)  per share............  16,534,000    16,241,000   16,463,000    16,200,000
Weighted average number of dilutive
  stock options outstanding using
  the treasury stock method.....................         --            --           --        543,000
                                                  -----------   -----------  -----------   -----------
Weighted average number of shares
  outstanding used in calculating
  diluted net income (loss)  per share..........  16,534,000    16,241,000   16,463,000    16,743,000
                                                  ===========   ===========  ===========   ===========

4. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out) or market and consist of the following (rounded in thousands):

                                                  September 30,   March 31,
                                                       2002          2002
                                                  -----------   -----------
Raw materials................................... $ 2,930,000  $  2,289,000
Work-in-process.................................   1,730,000     1,580,000
Finished goods..................................   1,102,000     1,689,000
                                                  -----------   -----------
                                                 $ 5,762,000  $  5,558,000
                                                  ===========   ===========

5. LINE OF CREDIT AND LONG-TERM DEBT

In March 2002, the Company terminated certain line of credit and equipment financing loans and entered into new line of credit and equipment financing loans with Comerica Bank-California. The new line of credit provides for borrowings of up to $5,250,000, based on the Company's outstanding accounts receivables and inventory, as defined by the bank: up to $4,000,000 is collateralized by domestic receivables and up to $1,250,000 is collateralized by foreign receivables. This new line of credit bears interest at the prime rate, which was 4.75% at September 30, 2002, and is payable monthly. Of the $4,000,000 domestic line of credit, $820,000 was committed to secure a letter of credit for the Company's facilities lease. The domestic line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. The foreign line of credit expired in September 2002 and was renewed until September 2003. The Company's weighted average interest rate on borrowings under its line of credit facilities during the three months ended September 30, 2002 and 2001 was 4.75% and 7.43%, respectively. The Company paid down $1,000,000 of its domestic line of credit during the three and six months ended September 30, 2002. At September 30, 2002, the amount outstanding under the Company's line of credit, which consists of both domestic and foreign borrowings, was $1,000,000 and $2,062,000 was available for additional borrowings. In October 2002, the Company paid down the $1,000,000 remaining balance of its domestic line of credit.

The balance of the new equipment financing loan at September 30, 2002 was $1,167,000. The equipment loan bears interest at the prime rate plus 1%, which was 5.75% at September 30, 2002, and is payable in monthly installments of principal and interest totaling approximately $42,000 over a period of three years. The weighted average interest rate on equipment financing loans during the three months ended September 30, 2002 and 2001 was 5.75% and 7.93%, respectively.

The line of credit and equipment financing agreements contain certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that the Company have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000. The Company is also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2003. In addition, the Company is required to have a minimum liquidity coverage, as defined, of not less than 1.25 to 1.00, cash flow coverage, as defined, of not less than 1.20 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $15,000,000 to be increased by 100% of any net equity capital raised and a minimum of 50% of net income. At September 30, 2002, the Company was in compliance with all of these covenants.

Borrowings under the line of credit and equipment financing loans are secured by a pledge of the Company's net book value of assets of $24.5 million at September 30, 2002 including its intellectual property.

6. CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any patient care setting to provide clinicians with rapid blood constituent measurements. The following is a summary of revenues from external customers for each group of products and services provided by the Company (rounded in thousands):

                                                      Three Months Ended         Six Months Ended
                                                        September 30,              September 30,
                                                  -------------------------  -------------------------
                                                     2002          2001         2002          2001
                                                  -----------   -----------  -----------   -----------
Blood chemistry analyzers....................... $ 2,572,000  $  2,062,000    4,570,000     4,915,000
Reagent discs and kits..........................   5,416,000     4,237,000   10,262,000     8,602,000
Other...........................................     631,000       420,000    1,168,000       764,000
                                                  -----------   -----------  -----------   -----------
  Product sales, net............................   8,619,000     6,719,000   16,000,000    14,281,000
Development and licensing
  revenue.......................................      81,000        65,000      116,000       100,000
                                                  -----------   -----------  -----------   -----------
Total revenues.................................. $ 8,700,000  $  6,784,000   16,116,000    14,381,000
                                                  ===========   ===========  ===========   ===========

Two distributors, Vedco Inc. and DVM Resources accounted for 35% and 11%, respectively, of total revenues for the three-month period ended September 30, 2002, and 48% and 5%, respectively, of total revenues for the three- month period ended September 30, 2001. Vedco Inc. and DVM Resources accounted for 36% and 9%, respectively, of total revenues for the six-month period ended September 30, 2002, and 47% and 6%, respectively, of total revenues for the six-month period ended September 30, 2001. The following is a summary of revenues by geographic region based on customer location (rounded in thousands):

                                                      Three Months Ended         Six Months Ended
                                                        September 30,              September 30,
                                                  -------------------------  -------------------------
                                                     2002          2001         2002          2001
                                                  -----------   -----------  -----------   -----------
United States .................................. $ 7,484,000  $  5,911,000   13,777,000  $ 12,673,000
Europe .........................................     989,000       595,000    1,797,000     1,117,000
Asia and Latin America..........................     227,000       278,000      542,000       591,000
                                                  -----------   -----------  -----------   -----------
Total .......................................... $ 8,700,000  $  6,784,000   16,116,000  $ 14,381,000
                                                  ===========   ===========  ===========   ===========

Substantially all of the Company's long-lived assets are located in the United States.

7. CONVERTIBLE PREFERRED STOCK

Series E Convertible Preferred Stock - In March 2002 and April 2002, the Company sold 3,750 and 3,620 shares of Series E convertible preferred stock (the "Series E Preferred") at a per share price of $1,000, resulting in net cash proceeds to the Company aggregating $6,812,000. The Company recorded stock offering proceeds receivable of $3,446,000 for the first closing of Series E Preferred at March 31, 2002. The proceeds were received by the Company on April 3, 2002. The Series E Preferred is non-voting and pays an annual cumulative dividend of 6.5% of the original issue price per share, payable semiannually in cash or shares of common stock at the Company's election. Upon the liquidation of, dissolution of, winding-up of, or change of control in Abaxis, holders of the Series E Preferred are entitled to receive $1,000 per share, the original issue price, plus any accrued but unpaid dividends, as a liquidation preference prior to Abaxis making any distributions to holders of common stock.

During the three months ended September 30, 2002, certain holders of Series E Preferred converted 1,800 shares into 276,922 shares of common stock. The remaining shares of Series E Preferred automatically converts into 856,924 shares of common stock upon the earlier of: (i) the first date following March 28, 2003 on which the closing per share price of Abaxis common stock exceeds $12.00 for twenty consecutive trading days (the "Automatic Price Conversion Date"), or (ii) March 28, 2007; provided, however, that if the closing sales price of the common stock as reported on Nasdaq National Market System is less than $6.50 for each of the twenty (20) consecutive trading days immediately prior to and including March 28, 2007, then the Series E preferred stock will convert into common stock automatically upon the earlier to occur of (A) March 28, 2008, or (B) the Automatic Price Conversion Date. The shares may also be converted at the option of the holder at any time. The number of common shares into which the Series E convertible preferred stock is convertible is subject to adjustment for anti-dilution, stock splits, and other certain events.

Each Series E Preferred investor received a warrant to purchase 50 shares of common stock for each preferred share acquired. The common stock warrants are valid for five years and exercisable at $7.00 per share. Approximately $1,235,000 of the aggregate proceeds were attributed to the value of the warrants and allocated to common stock. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: contractual life of five years, volatility of 78.6%, risk free interest rate of 4.57%-4.92% and no dividends during the contractual term. In connection with the sale of the Series E convertible preferred stock the Company issued to advisors for services a fully-vested warrant to purchase 113,385 shares of its common stock at an exercise price of $6.50 per share and 25,000 shares of its common stock. The aggregate value of these warrants and shares of common stock of $601,000 was recorded as a stock issuance cost. The value of the warrants was determined using the Black-Scholes option pricing model with assumptions substantially consistent with those used for valuing the warrants issued to the investors.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5 `Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios', to Certain Convertible Securities", which became effective in November 2000, the allocated value of the Series E convertible preferred stock contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series E convertible preferred stock and the fair market value of the common stock at the date of issuance. The Company determined an aggregate dividend charge of $957,000 representing the value of the beneficial conversion feature.

The amounts recorded in the Company's financial statements for the three and six months ended September 30, 2002, representing the amounts attributed to the closings in April 2002, were as follows: net cash proceeds - $3,366,000 ($254,000 of issuance costs incurred), allocation to warrants issued to investors - $590,000, warrants issued to advisors for services - $361,000, and the amount of the dividend charge related to the value of beneficial conversion feature - $370,000.

8. LITIGATION

On March 28, 2002, Idexx Laboratories, Inc., the Company's principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for the Company by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringes on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. In addition to claiming unspecified monetary damages, Idexx requested that the Court issue a preliminary injunction to prevent Abaxis and S.A. Scientific, Inc. from making, using, selling, offering to sell in the United States or importing into the United States the canine heartworm test until a trial on the merits of the claim is completed. The Company has incurred and will continue to incur expenses in the defense of such claims. For the three and six months ended September 30, 2002, revenues from sales of canine heartworm test were $224,000 and $467,000, respectively. On September 3, 2002, the United States District Court of Maine granted a preliminary injunction in favor of Idexx, under which the Company cannot, pending the resolution of patent litigation by Idexx against the Company, make, use, sell, offer to sell or import the enjoined version of the VetScan Canine Heartworm Antigen Test manufactured by S.A. Scientific, Inc. of San Antonio, Texas in the United States. This injunction will adversely affect the Company's revenues. The Company has filed an appeal of the Court's preliminary injunction to the Court of Appeals for the Federal Circuit.

Although the parties are currently engaged in pre-trial motions and depositions, the parties have entered into negotiations to begin mediation and potentially reach a settlement of the Idexx claims. If a settlement is not reached, management intends to defend the Company vigorously. On May 8, 2002, the Company entered into an agreement with S.A. Scientific, Inc. under which the two parties agreed to joint representation by counsel to defend the legal action filed by Idexx. The Company's portion of legal and related costs to defend the legal action filed by Idexx were $505,000 and $729,000, for the three and six months ended September 30, 2002, respectively.

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

Abaxis, Inc. ("us" or "we"), incorporated in California in 1989, develops, manufactures and markets portable blood analysis systems for use in any patient-care setting to provide clinicians with rapid blood constituent measurements. Our primary product is a system consisting of a compact 6.9 kilogram analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 12 tests. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma using either venous or fingerstick samples. The system provides test results in less than 15 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer. We currently market this system for veterinary use under the name VetScan and in the human medical market under the name Piccolo®. We also market a hematology analyzer under the name Vetscan HMT, which provides a complete blood count ("CBC") including three-part white blood cell ("WBC") differential in less than 2 minutes and requires only 12 μ L of whole blood. It provides results for eight selectable species, plus two user configurable programs. We market one type of reagent kit with this analyzer. We market the combination of the VetScan and the VetScan HMT under the name VetScan DXS.

In the three months ended September 30, 2002, our domestic revenues accounted for 86% of our total revenues versus 87% in the three months ended September 30, 2001. In the six months ended September 30, 2002, the Company's domestic revenues accounted for 85% of total revenues versus 88% in the six months ended September 30, 2001. International revenues accounted for 14% of total revenues in the three months ended September 30, 2002 versus 13% in the three months ended September 30, 2001. In the six months ended September 30, 2002, international revenues accounted for 15% of total revenues versus 12% in the six months ended September 30, 2001. The reason for the decrease in domestic revenues and commensurate increase in international revenues as a percentage of total revenues was due primarily to our strategy to expand European markets.

During the three months ended September 30, 2002, we sold 311 instruments worldwide, which includes both blood chemistry and hematology analyzers, a 16% increase from 267 instruments sold in the three months ended September 30, 2001. During the six months ended September 30, 2002, we shipped 546 instruments worldwide, a 12% decrease from 621 instruments sold in the six months ended September 30, 2001. The decrease in instrument sales reflects lower unit shipments primarily in the United States. Our goal is to increase instrument sales in future periods by allocating additional resources to product selling and marketing, which includes a substantial increase in our sales force and incentive programs to retain highly skilled sales professionals.

Reagent discs and kits sold during the three months ended September 30, 2002 were approximately 452,000, an increase of 28% compared to shipments of approximately 353,000 reagent discs and kits during the three months ended September 30, 2001. Reagent discs and kits sold during the six months ended September 30, 2002 were approximately 864,000, an increase of 17% compared to shipments of approximately 741,000 reagent discs and kits during the six months ended September 30, 2001. The increase in reagent disc and kits sold is consistent with our belief that there will be increasing recurring reagent disc revenue as our product lines achieve greater market penetration and more consistent utilization. This growth is mainly attributable to the expanded installed base of VetScan DXS systems and higher consumption rates of institutional users.

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

We introduced our VetScan Canine Heartworm Antigen Test in December 2001. The test is a stand-alone lateral flow device similar in format to simple pregnancy tests. Results are available in a maximum of 10 minutes. We purchased the Vetscan Canine Heartworm Antigen Test from S.A. Scientific, Inc., of San Antonio, Texas, a privately-held leader in the development and manufacturing of a wide-range of one-step rapid tests for various diseases. The addition of the VetScan Canine Heartworm Antigen Test expanded our product lines in the veterinary market. However, in March 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary market, filed a patent infringement lawsuit against both S.A. Scientific and us. On September 3, 2002, the United States Federal District Court for the District of Maine granted Idexx a preliminary injunction under which we may not sell the S.A. Scientific canine heartworm antigen test pending the outcome of the litigation. However, we plan to continue to develop and introduce various rapid antigen tests, including another canine heartworm antigen test if necessary, to expand our veterinary market in the future.

We continue to explore the application of our proprietary technology used to produce the dry reagents used in the reagent discs, called the Orbos Discrete Lyophilization Process, to other companies' products. This process allows the production of an accurate, precise amount of active chemical ingredients in the form of a soluble bead. We believe that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. We have contracts with Becton Dickinson Immunocytometry Systems and Amersham Biosciences Corp. (formerly Pharmacia Biotech, Inc.) to either supply products or license Orbos technology. We are currently working with other companies to determine the potential suitability of the Orbos technology to these companies' products. As resources permit, we will pursue other development, licensing or manufacturing agreement opportunities for our Orbos technology with other companies. There can be no assurances, however, that other applications will be identified or that additional agreements with us will result.

Results of Operations

Total Revenues

During the three months ended September 30, 2002, we reported total revenues of $8,700,000, a $1,916,000 or 28% increase from total revenues of $6,784,000 for the three months ended September 30, 2001. The revenue increase was due to an increase of $510,000 in instrument sales, an increase of $1,179,000 in reagent sales and an increase of $227,000 in other sales most of which was due to sales from the canine heartworm tests. Our instrument and reagent sales accounted for 30% and 63%, respectively, of our product sales in the three months ended September 30, 2002 compared to 31% and 63%, respectively, of our product sales in the three months ended September 30, 2001. During the six months ended September 30, 2002, we reported total revenues of $16,116,000, a $1,735,000 or 12% increase from total revenues of $14,381,000 for the six months ended September 30, 2001. Our instrument and reagent sales accounted for 29% and 64%, respectively, of our product sales in the six months ended September 30, 2002 compared to 34% and 60%, respectively, of our product sales in the six months ended September 30, 2001.

During the three months ended September 30, 2002, we reported development and licensing revenues of $81,000, a $16,000 or 25% increase from development and licensing revenues of $65,000 for the three months ended September 30, 2001. During the six months ended September 30, 2002, we reported development and licensing revenues of $116,000, a $16,000 or 16% increase from development and licensing revenues of $100,000 for the six months ended September 30, 2001. The fluctuations in development and licensing revenue are due to changes in our customers' use of our Orbos technology.

Total revenues in the U.S. for the three months ended September 30, 2002 were $7,484,000, a $1,573,000 or 27% increase from total U.S. revenues of $5,911,000 for the three months ended September 30, 2001. Total revenues in the U.S. for the six months ended September 30, 2002 were $13,777,000, a $1,104,000 or 9% increase from total U.S. revenues of $12,673,000 for the six months ended September 30, 2001.

Total revenues in Europe for the three months ended September 30, 2002 were $989,000, a $394,000 or 66% increase from revenues of $595,000 for the three months ended September 30, 2001. Total revenues in Europe for the six months ended September 30, 2002 were $1,797,000, a $680,000 or 61% increase from revenues of $1,117,000 for the six months ended September 30, 2001. The increase in revenues reflects both an increase in instrument sales of approximately $273,000 and reagent sales of approximately $407,000.

Total revenues in Asia and Latin America for the three months ended September 30, 2002 were $227,000, a $51,000 or 18% decrease from revenues of $278,000 for the three months ended September 30, 2001. Total revenues in Asia and Latin America for the six months ended September 30, 2002 were $542,000, a $49,000 or 8% decrease from revenues of $591,000 for the six months ended September 30, 2001. The slight decrease in revenues in Asia and Latin America reflects a decrease in reagent sales of approximately $12,000 and a decrease in instrument sales of $37,000.

Cost of Product Sales

Cost of product sales during the three months ended September 30, 2002 was $4,653,000, or 54% of product sales, as compared to $3,643,000, or 54% of product sales, in the three months ended September 30, 2001. Cost of product sales during the six months ended September 30, 2002 was $8,372,000, or 52% of product sales, as compared to $7,717,000, or 54% of product sales, in the six months ended September 30, 2001. The increase in cost of product sales as a percent of revenue was primarily attributable to continued increases in sales volume of instruments and reagent discs.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $3,030,000, or 35% of total revenues, in the three months ended September 30, 2002 compared to $2,148,000, or 32% of total revenues, in the three months ended September 30, 2001. The increase in selling, general and administrative expenses was due primarily to an increase in legal fees and related costs incurred to defend legal action filed by Idexx Laboratories, Inc. Selling, general and administrative expenses were $5,416,000, or 34% of total revenues, in the six months ended September 30, 2002 compared to $4,519,000, or 31% of total revenues, in the six months ended September 30, 2001. We expect the dollar amount of selling, general and administrative expenses to increase due to the Idexx claims. However, excluding the expenses related to the Idexx claims, we expect selling, general and administrative expenses to slightly increase due to our strategy to expand in the human medical market.

Research and Development Expense

Research and development expenses were $935,000, or 11% of total revenues, in the three months ended September 30, 2002, compared to $949,000, or 14% of total revenues, in the three months ended September 30, 2001. Research and development expenses were $1,940,000, or 12% of total revenues, in the six months ended September 30, 2002, compared to $1,844,000, or 13% of total revenues, in the six months ended September 30, 2001. We expect the dollar amount of research and development expenses to increase in the fiscal year ending March 31, 2003 as compared to fiscal year ended March 31, 2002 and slightly increase as a percentage of total revenues as we continue to allocate resources for development and clinical trials of new test methods to expand our test menus. There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful.

Interest Income

Our interest income was $57,000 for the three months ended September 30, 2002, compared to $30,000 for the three months ended September 30, 2001. Interest income was $120,000 for the six months ended September 30, 2002, compared to $52,000 for the six months ended September 30, 2001. The interest income of $120,000 for the first six months period of fiscal 2003 included approximately $81,000 earned on cash and cash equivalents and interest received of approximately $39,000 for our reagent rental program, in which we offer our customers extended payment terms for the purchase of instruments with no right of return provided also that they purchase a minimum quantity of reagent discs or kits from us over the term of the contract.

Interest Expense

We incurred interest expense of approximately $30,000 on our capital equipment loan and line of credit and approximately $5,000 on capital leases for equipment during the three months ended September 30, 2002. No interest was capitalized during the period. During the three months ended September 30, 2001, we incurred interest expense of approximately $64,000 on our capital equipment loans and line of credit during the three months ended September 30, 2001, net of capitalized interest of $37,000 on the purchase and installation of our new semi-automated disc production line and other manufacturing equipment under construction related to its new facility. During the three months ended September 30, 2001, the Company incurred other expense of $6,000 for currency losses. Interest expense for the six months ended September 30, 2002 was $89,000. No interest expense was capitalized during the period. Interest expense for the six months ended September 30, 2001 was $122,000, net of capitalized interest of $74,000 and other expense of $6,000 for currency losses. We expect interest expense to decrease in the fiscal year ending March 31, 2003 compared to the fiscal year ended March 31, 2002 as we expect to rely less on bank financing than in the past.

Income Taxes

Income tax expense totaled $3,000 for the three months ended September 30, 2002 compared to income tax expense of $0 for the three months ended September 30, 2001. Income tax expense in these two periods primarily represents taxes on the portion of taxable income for which net operating loss carry-forwards could not be utilized under the federal alternative minimum tax rules. Income tax expense totaled $13,000 for the six months ended September 30, 2002 compared to $4,000 for the six months ended September 30, 2001.

Liquidity and Capital Resources

As of September 30, 2002, we had $10,631,000 in cash and cash equivalents. We expect to incur substantial additional costs to support our future operations, including further commercialization of our products and development of new test methods that will allow us to expand our veterinary market and further penetrate the human diagnostic market; acquisition of capital equipment for our manufacturing facility, which includes the ongoing costs related to continuing development of our current and future products; and additional pre-clinical testing and clinical trials for our current and future products.

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

Net cash provided by operating activities during the six months ended September 30, 2002 was $1,539,000 compared to net cash provided by operating activities of $963,000 in the six months ended September 30, 2001. Net cash provided by operating activities was due primarily to net income of $406,000 plus depreciation and amortization of $773,000, a decrease of $296,000 in prepaid expenses and increases totaling $702,000 in accounts payable and deferred rent. These sources of cash were partially offset by increases totaling $462,000 in trade receivables, inventories, deposits and other assets and decreases in accrued payroll and related expenses, warranty reserve, other accrued liabilities, deferred revenue and long-term commission obligations totaling $154,000.

Net cash used in investing activities for the six months ended September 30, 2002 was $670,000 as compared to net cash used of $416,000 for the six months ended September 30, 2001. The increase in net cash used is due to an increase in the purchases of property and equipment.

Net cash provided by financing activities for the six months ended September 30, 2002 was $5,664,000 as compared to net cash used of $96,000 for the six months ended September 30, 2001. Net cash provided by financing activities for the six months ended September 30, 2002 was primarily the result of net cash proceeds from issuance of Series E preferred stock of $6,812,000 and the exercise of common stock options of $148,000 offset by repayments on the line of credit of $1,000,000 and equipment financing and lease obligations of $296,000. Net cash provided by financing activities for the six months ended September 30, 2001 was primarily the result of proceeds from the exercise of common stock options of $289,000 offset by repayment on equipment financing and lease obligations of $385,000.

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

During the three months ended September 30, 2002, certain holders of Series E Preferred converted 1,800 shares into 276,922 shares of common stock. The remaining shares of Series E Preferred automatically converts into 856,924 shares of common stock upon the earlier of: (i) the first date following March 28, 2003 on which the closing per share price of our common stock exceeds $12.00 for twenty consecutive trading days (the "Automatic Price Conversion Date"), or (ii) March 28, 2007; provided, however, that if the closing sales price of our common stock as reported on Nasdaq National Market System is less than $6.50 for each of the twenty (20) consecutive trading days immediately prior to and including March 28, 2007, then the Series E preferred stock will convert into common stock automatically upon the earlier to occur of (A) March 28, 2008, or (B) the Automatic Price Conversion Date. The shares may also be converted at the option of the holder at any time. The number of common shares into which the Series E convertible preferred stock is convertible is subject to adjustment for anti-dilution, stock splits, and other certain events.

Each Series E Preferred investor received a warrant to purchase 50 shares of common stock for each preferred share acquired. The common stock warrants are valid for five years and exercisable at $7.00 per share. Approximately $1,235,000 of the aggregate proceeds were attributed to the value of the warrants and allocated to common stock. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: contractual life of five years, volatility of 78.6%, risk free interest rate of 4.57%-4.92% and no dividends during the contractual term. In connection with the sale of the Series E Preferred we issued to advisors for services a fully-vested warrant to purchase 113,385 shares of our common stock at an exercise price of $6.50 per share and 25,000 shares of common stock. The aggregate value of the warrant and shares of our common stock of $601,000 was recorded as a stock issuance cost. The value of the warrants was determined using the Black-Scholes option pricing model with assumptions substantially consistent with those used for valuing the warrants issued to the investors.

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

The amounts recorded in our financial statements for the three and six months ended September 30, 2002, representing the amounts attributed to the closings in April 2002, were as follows: net cash proceeds - $3,366,000 ($254,000 of issuance costs incurred), allocation to warrants issued to investors - $590,000, warrants issued to advisors for services - $361,000, and the amount of the dividend charge related to the beneficial conversion feature - $370,000.

Line of Credit and Long-Term Debt - In March 2002, we terminated certain line of credit and equipment financing loans and entered into new line of credit and equipment financing loans with Comerica Bank-California. The new line of credit provides for borrowings of up to $5,250,000, based on our outstanding accounts receivables and inventory, as defined by the bank: up to $4,000,000 is collateralized by domestic receivables and up to $1,250,000 is collateralized by foreign receivables. This new line of credit bears interest at the prime rate, which was 4.75% at September 30, 2002, and is payable monthly. Of the $4,000,000 domestic line of credit, $820,000 was committed to secure a letter of credit for our facilities lease. The domestic line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. The foreign line of credit expired in September 2002 and was renewed until September 2003. The weighted average interest rate on borrowings under our line of credit facilities during the three months ended September 30, 2002 and 2001 was 4.75% and 7.43%, respectively. We paid down $1,000,000 of our domestic line of credit during the three and six months ended September 30, 2002. At September 30, 2002, the amount outstanding under our line of credit, which consists of both domestic and foreign borrowings, was $1,000,000 and $2,062,000 was available for additional borrowings. In October 2002, we paid down the $1,000,000 remaining balance of our domestic line of credit.

The balance of the new equipment financing loan at September 30, 2002 was $1,167,000. The equipment loan bears interest at the prime rate plus 1%, which was 5.75% at September 30, 2002, and is payable in monthly installments of principal and interest totaling approximately $42,000 over a period of three years. The weighted average interest rate on equipment financing loans during the three months ended September 30, 2002 and 2001 was 5.75% and 7.93%, respectively.

The line of credit and equipment financing agreements contain certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000. We are also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2003. In addition, we are required to have a minimum liquidity coverage, as defined, of not less than 1.25 to 1.00, cash flow coverage, as defined, of not less than 1.20 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $15,000,000 to be increased by 100% of any net equity capital raised and a minimum of 50% of net income. At September 30, 2002, we were in compliance with all of these covenants.

Borrowings under the line of credit and equipment financing loans are secured by a pledge of our net book value of assets of $24.5 million at September 30, 2002 including our intellectual property.

Critical Accounting Policies - We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to the identified critical accounting policies on our business operations are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002 filed with the Securities and Exchange Commission. The impact and associated risks of the identified critical accounting policies for the three months ended September 30, 2002 are consistent with the discussions in our Annual Report on Form 10-K for the fiscal year ended March 31, 2002.

Contingencies - On March 28, 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for us by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringes on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. In addition to claiming unspecified monetary damages, Idexx requested that the Court issue a preliminary injunction to prevent Abaxis and S.A. Scientific from making, using, selling, offering to sell in the United States or importing into the United States our canine heartworm test until a trial on the merits of the claim is completed. We have incurred and will continue to incur expenses in the defense of such claims and our attention may be diverted from our operations. For the three and six months ended September 30, 2002, revenues from the sales of canine heartworm test were $224,000 and $467,000, respectively. On September 3, 2002, the United States District Court of Maine granted a preliminary injunction in favor of Idexx, under which we cannot, pending the resolution of patent litigation by Idexx against us, make, use, sell, offer to sell or import the enjoined version of the VetScan Canine Heartworm Antigen Test manufactured by S.A. Scientific, Inc. of San Antonio, Texas in the United States. This injunction will adversely affect our revenues. Although we disagree with the Court's opinion and we have filed an appeal of the Court's order to the Court of Appeals for the Federal Circuit, we are currently engaged in negotiations with Idexx to begin mediation and reach an out-of-court settlement, in addition to continuing with pre-trial motions and depositions. The outcome of the dispute, including whether we can reach an out-of-court settlement, cannot be predicted with certainty. Consequently, we cannot estimate the effect of this potential liability on our financial condition, results of operations or cash flows. Legal and related costs to defend legal action filed by Idexx were $505,000 and $729,000, for the three and six months ended September 30, 2002, respectively, as adjusted to account for the even division of legal fees incurred by us and S.A. Scientific under a joint representation agreement entered into between us and S.A. Scientific on May 8, 2002.

New Accounting Pronouncements - In September 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. We adopted SFAS No. 143 effective April 1, 2002. The adoption of SFAS No. 143 did not have a significant impact on our financial position or result of operations.

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

In September 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities", which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

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

We Are Not Consistently Profitable; We Must Increase Sales Of Our Piccolo And Vetscan DXS Products To Maintain Consistent Profitability

We recognized a net loss in three of the last twelve calendar quarters ended June 30, 2002 before accounting for non-cash charges associated with the issuance of our preferred stock. After accounting for such non-cash charges, we recognized a net loss in six of those quarters. Although we realized net income before dividends for the quarters ended June 30 and September 30, 2002 and all quarters in the fiscal year that ended March  31, 2002, there can be no assurance that we will experience profitability in the future. As of September  30, 2002, we have incurred cumulative net losses of approximately $62 million. Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our VetScan DXS and Piccolo products. Increasing our sales volume of our products will depend upon our ability to:

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

We Are Not Able To Predict Sales In Future Quarters And A Number Of Factors Affect Our Periodic Results

We are not able to accurately predict our sales in future quarters. In any quarter, we derive over 50% of our revenues from three distributors who resell our products to the ultimate user. While we are better able to predict sales of our reagent discs, as we sell these discs primarily for use with analyzers that we sold in prior periods, we generally are unable to predict with much certainty sales of our analyzers, as we typically sell our analyzers to new users. Accordingly, our sales in any one quarter are not indicative of our sales in any future period. In addition, we generally operate with limited order backlog, because we ship our products shortly after we receive the orders from our customers. As a result, our product sales in any quarter are generally dependent on orders that we receive and ship in that quarter. We base our expense levels, which are to a large extent fixed, in part on our expectations as to future revenues. We may be unable to reduce our spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would immediately materially and adversely impact our operating results and financial condition. In addition, we have historically experienced a decrease in our sales, especially in Europe, in our second and third quarters. Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful.

Our periodic operating results have varied in the past. In the future, we expect our periodic operating results to vary significantly depending on, but not limited to, a number of factors, including, in addition to those factors discussed elsewhere in this section:

  new product announcements made by us or our competitors;
  changes in our pricing structures or the pricing structures of our competitors;
  our ability to develop, introduce and market new products on a timely basis;
  our manufacturing capacities and our ability to increase the scale of these capacities;
  the mix of product sales between our analyzer and our reagent disc products;

  the amount we spend on research and development; and

  changes in our strategy.

We Could Fail To Achieve Anticipated Revenue If The Market Does Not Accept Our Products

Our core compact blood analyzer product differs substantially from current blood analyzers on the market. Historically we have marketed our VetScan analyzer to veterinarians and we have limited experience in large scale sales of our Piccolo analyzer into the human market. We continue to develop new animal blood tests that we cannot be assured will be accepted by the veterinarian market.

Although we believe that our blood analyzers offer consumers many advantages, including substantial cost savings, in terms of the actual product and implementation of it procedurally, the medical market is highly regulated, structured and often slow to change. If we are unable to convince large numbers of medical clinics, hospitals and other points-of-care of the benefits of our products, we will suffer lost sales and could fail to achieve anticipated revenue.

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

On March 28, 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for us by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringes on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. In addition to claiming unspecified monetary damages, Idexx requested that the Court issue a preliminary injunction to prevent Abaxis and S.A. Scientific from making, using, selling, offering to sell in the United States or importing into the United States our canine heartworm test until a trial on the merits of the claims is completed. On September 3, 2002, the United States District Court of Maine granted a preliminary injunction in favor of Idexx, under which we cannot, pending the resolution of patent litigation by Idexx against us, make, use, sell, offer to sell or import the enjoined version of the VetScan Canine Heartworm Antigen Test manufactured by S.A. Scientific, Inc. of San Antonio, Texas in the United States. This injunction will adversely affect our revenues. We disagree with the Court's opinion and have filed an appeal of the Court's order to the Court of Appeals for the Federal Circuit. The parties are currently engaged in discussions to begin mediation and potentially reach a settlement of the Idexx claims, in addition to continuing pre-trial motions and depositions. There can be no assurance that we will be able to reach an out-of-court settlement with Idexx. Further, although we believe that the Court's granting of a preliminary injunction to Idexx is erroneous and, absent an out-of-court settlement, intend to defend ourselves vigorously, the outcome of the dispute cannot be predicted with certainty.

Consequently, we cannot estimate the ultimate impact on our financial condition, results of operations or cash flows. In the event that the Court finds in favor of Idexx at trial, we may be forced to pay Idexx monetary damages, be permanently enjoined from selling the enjoined version of the canine heartworm product manufactured by S.A. Scientific, be required to seek a license agreement with Idexx pertaining to the patents, or a combination thereof. Further, we believe that offering a canine heartworm product is an important component of our suite of veterinary products and, in the event that we are permanently enjoined from selling the canine heartworm antigen test manufactured by S.A. Scientific, we may be unable to either develop an alternate canine heartworm product that does not infringe upon the Idexx patents or Idexx may offer us commercially unfeasible terms for licensing their patents. Consequently, our ability to further penetrate the veterinary market would be limited and thus our revenues and overall financial condition would be adversely affected. Even if we are successful in defending against the Idexx action, the defense of such claims has been and will continue to be expensive and may divert our management's focus away from running our business which would thus adversely affect our results of operations.

We Rely On Patents And Other Proprietary Information, The Loss Of Any Of Which Would Negatively Affect Our Business

As of September 30, 2002, we have filed 25 patent applications in the United States and have been issued 23 patents. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1)  the United States Patent and Trademark Office maintains all patent applications in secrecy until it issues the patents and (2)  publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the U.S.  Patent and Trademark Office, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

We also rely upon copyrights, trademarks and unpatented trade secrets. Others may independently develop substantially equivalent proprietary information and techniques that would undermine our proprietary technologies. Further, others may gain access to our trade secrets or disclose such technology. Although we require our employees, consultants and advisors to execute agreements that require that our corporate information be kept confidential and that any inventions by these individuals are property of Abaxis, there can be no assurance that these agreements will provide meaningful protection or adequate remedies for our trade secrets in the event of unauthorized use or disclosure of such information. The unauthorized dissemination of our confidential information would negatively impact our business.

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

We Must Increase The Size Of, And Effectively Train And Integrate, Our Sales Force In Order To Achieve Our Anticipated Revenue

We have only twenty-six full-time sales personnel involved in our sales and marketing activities. While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals. If we are to increase our sales, we will need to increase the size of our sales force and we intend to substantially increase our sales force in the fiscal year ending March 31, 2003. We will need to train new salespeople and supervise them closely. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to market our products.

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

We Rely On Distributors To Sell Our Products; We Rely On Sole Distributor Arrangements In A Number Of Countries

We distribute our products primarily through distributors. As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We have a number of distributors in the United States who distribute our VetScan DXS products, although one of these distributors, Vedco, Inc. accounted for over 30% of our revenue for the three and six months ended September 30, 2002. Two other distributors, DVM Resources and American Veterinary Supply, accounted for over 5% of total revenues for the three and six months ended September 30, 2002. We believe that our future growth depends on the efforts of these distributors. If one of our distributors, particularly Vedco, Inc., were to stop selling our products we may not be able to replace such lost revenue. We operate on a purchase order basis with Vedco, Inc., DVM Resources and American Veterinary Supply and each of these distributors is under no contractual obligation to continue carrying our products. Further, many of our distributors may carry our competitors' products, and may promote our competitors' products over our own products. Finally, we do not have at this time distribution partners in the United States who distribute our products for the human diagnostic market.

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

We Depend On Sole Suppliers For Several Key Components To Our Products

We use several key components that are currently available from limited or sole sources as discussed below:

• Reagent Discs: Two injection molding manufacturers, C. Brewer & Co. and Nypro Oregon, Inc., currently make the molded plastic discs which, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require; to date, we have only qualified these two manufacturers, with Nypro Oregon, Inc. being qualified at two separate facilities, to manufacture the molded plastic discs.

• Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the dry reagent chemistry beads that are either inserted in our reagent discs or sold as a stand-alone product: Amano Enzyme USA Co., Ltd., Biozyme Labs International Ltd., Genzyme Corporation, Kikkoman Corporation Biochemical Division, Lee Biosolutions, Inc., the Diagnostic Systems and Molecular Biochemicals divisions of F. Hoffman-La Roche, Ltd., Shinko American Inc., Sigma Aldrich Inc. and Worthington Biochemical Corporation.

• Blood Analyzer Components: Our analyzer products use several technologically advanced components that we currently purchase from two single source vendors, PerkinElmer, Inc. and Electro-Alliance, Inc.

• Hematology Instrument and Reagents: We currently purchase HMT instruments and reagents from MELET Schloesing Laboratories (MELET) of France.

• Canine Heartworm Antigen Test: Our canine heartworm antigen test is supplied to us by S.A. Scientific, Inc., with whom we are currently co-defendant in pending patent litigation. We are currently enjoined under a preliminary injunction from the Federal District Court for the District of Maine from selling our canine heartworm antigen test, pending the outcome of patent infringement claims made against us by one of our competitors, Idexx Laboratories, Inc.

We operate on a purchase order basis with all of the suppliers of our molded plastic reagent disks, reagent chemicals, and blood analyzer components and thus these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices. Although we believe that there are potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above.

Because we are dependent on a limited number of suppliers and manufacturers for critical components to our products, we are particularly susceptible to any interruption in the supply of these products or the viability of our assembly arrangements. The loss of any one of these suppliers or a disruption in our manufacturing arrangements could materially adversely affect our business and financial condition.

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

We May Not Be Able To Compete With These Organizations Or Their Products Or With Future Organizations Or Future Products

Historically, hospitals and commercial laboratories perform the most human medical testing, and commercial laboratories perform the most veterinary medical testing. We have identified five principal factors that customers typically use to evaluate our products and those of our competitors. These factors are:

  range of tests offered;
  the immediacy of results;
  cost effectiveness;
  ease of use; and
  reliability of results.

We believe that we compete effectively on each of these factors except for the range of tests offered. Clinical laboratories are effective at processing large panels of tests using skilled technicians and complex equipment. While our current offering of reagent discs cannot provide the same broad range of tests, we believe that in certain limited markets our products provide a sufficient breadth of test menus to compete successfully with clinical laboratories given the advantages of our products with respect to the other four factors. However, we cannot assure you that we will continue to be able to compete effectively on cost effectiveness, ease of use, immediacy of results or reliability of results. We also cannot assure you that we will ever be able to compete effectively solely on the basis of range of tests offered.

Competition in the human and veterinary diagnostic markets is intense. Our principal competitors in the human blood-analyzer market are Alfa Wassermann S.P.A., Agilent Technologies, Inc., Careside, Inc., Dade Behring, Inc., Elan Diagnostics, Inc., Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.) and i-STAT Corporation. Our principal competitors in the veterinary blood-analyzer market are Idexx Laboratories, Inc. and Heska Corporation. Most of our competitors have significantly greater financial and other resources than we do. In particular, many of our competitors have large sales forces and well-established distribution channels. Consequently, we must develop our distribution channels and improve our direct sales force in order to compete in these markets.

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

  Need to Comply with Manufacturing Regulations

The 1976 Medical Device Amendment also requires us to manufacture our Piccolo products in accordance with Good Manufacturing Practices guidelines. Current Good Manufacturing Practice requirements are set forth in the quality system regulation. These requirements regulate the methods used in, and the facilities and controls used for, the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use. Our manufacturing facility is subject to periodic audits. In addition, various state regulatory agencies may regulate the manufacture of our products. For example, we have obtained a license from the State of California to manufacture our products. In September 1996, the FDA granted our manufacturing facility "in compliance" status, based on the regulations for Good Manufacturing Practices for medical devices. We are scheduled for inspection by the FDA and the State of California on a routine basis, typically once every 24 months. The most recent inspection was by the State of California in April 2001 with licensing for the new Union City facility granted in early May 2001. We cannot assure you that we will successfully pass a re- inspection by the FDA or the State of California. In addition, we cannot assure you that we can comply with all current or future government manufacturing requirements and regulations. If we are unable to comply with the regulations, or if we do not pass routine inspections, our business and results of operations will be materially adversely affected.

  Effects of the Clinical Laboratory Improvement Amendments on Our Products

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

   We Are Subject to Various Federal, State and Local Regulations

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

We Depend On Key Members Of Our Management And Scientific Staff, And We Must Retain And Recruit Qualified Individuals If We Are To Be Competitive

We are highly dependent on the principal members of our management and scientific staff. The loss of any of these key personnel, including in particular Clinton  H. Severson, our President, Chief Executive Officer and Chairman of our Board of Directors, might impede the achievement of our business objectives. Mr. Severson's amended and restated employment agreement with us was filed with the SEC on August 14, 2002 as an exhibit to our quarterly report for the quarter ended June 30, 2002. We are not aware of any member of our executive management team who intends to retire within one year of the date of this filing. We currently do not maintain key man life insurance on any of our employees. Although historically we have been relatively successful both in retaining our current management and scientific staff and attracting and retaining skilled and experienced marketing, sales and manufacturing personnel, we may not be able to employ such personnel on acceptable terms in the future because numerous medical products and other high technology companies compete for the services of these qualified individuals.

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

Legislative Actions, Higher Insurance Cost And Potential New Accounting Pronouncements Are Likely To Cause Our General And Administrative Expenses To Increase And Impact Our Future Financial Position And Results Of Operations

In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers are also likely to increase premiums as a result of the high claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors' and officers' insurance policies, are likely to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

We Must Comply With Strict And Costly Environmental Regulations

We are subject to stringent federal, state and local laws, rules, regulations and policies that govern the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. In particular, we are subject to laws, rules and regulations governing the handling and disposal of biohazardous materials used in the development and testing of our products. We handle and dispose of human and veterinary blood samples for testing (whole blood, plasma, serum) and we pay approximately $40,000 per year to comply with applicable environmental regulations. Although we believe that we have complied with applicable laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may have to incur significant costs to comply with environmental regulations if our manufacturing to commercial levels continues to increase. In addition, if a government agency determines that we have not complied with these laws, rules and regulations, we may have to pay significant fines and/or take remedial action that would be expensive.

System Failures Or Delays May Harm Our Business And Our Facilities And Manufacturing Operations Are Vulnerable To Natural Disasters And Other Unexpected Losses

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

Fluctuations In Foreign Exchange Rates And The Possible Lack Of Financial Stability In Foreign Countries Could Prevent Overseas Sales Growth

Although our international sales are denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. Our operating results could also be adversely affected by the economic conditions of our overseas markets.

Our Stock Price Is Highly Volatile And Investing In Our Stock Involves A High Degree Of Risk

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the past two fiscal years, our stock price traded at a high of $8.06 on April 6, 2000 and a low of $2.69 on April 5, 2001. The following factors may affect the market price of our common stock:

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

For our accounts receivable line of credit, the interest rate is equal to the prime rate. Consequently, an increase in the prime rate would expose us to higher interest expenses. The balance on our accounts receivable line of credit was $1,000,000 as of September 30, 2002. Based on this balance, for each 1% increase in the prime rate, we would pay approximately $2,500 of additional interest each quarter.

For our long-term debt, which is our equipment loan, the interest rate is equal to 1.0% over the prime rate. As with our accounts receivable credit facility, any increase in interest rates would expose us to higher interest expenses. The balance on our long-term debt was $1,167,000 as of September 30, 2002. Based on this balance, for each 1% increase in the prime rate, we would pay a total of approximately $2,900 of additional interest each quarter.

All of our sales are denominated in US dollars, except for sales under our OEM agreement to provide VetScan systems to MELET which are denominated in Euros. Sales to MELET during the three months ended September 30, 2002 were less than 3% of our total revenues. There was no amount owed by MELET at September 30, 2002.

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

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

On March 28, 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for us by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringes on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. In addition to claiming unspecified monetary damages, Idexx requested that the Court issue a preliminary injunction to prevent Abaxis and S.A. Scientific from making, using, selling, offering to sell in the United States or importing into the United States the canine heartworm test until a trial on the merits of the claim is completed. We have incurred and will continue to incur expenses in the defense of such claims and management's attention may be diverted from its operations. For the three and six months ended September 30, 2002, revenues from sales of canine heartworm test were $224,000 and $467,000, respectively. On September 3, 2002, the United States District Court of Maine granted a preliminary injunction in favor of Idexx, under which we cannot, pending the resolution of patent litigation by Idexx against us, make, use, sell, offer to sell or import the enjoined version of the VetScan Canine Heartworm Antigen Test manufactured by S.A. Scientific, Inc. of San Antonio, Texas in the United States. This injunction will adversely affect our revenues. We disagree with the Court's opinion and we have filed an appeal of the Court's preliminary injunction to the Court of Appeals for the Federal Circuit.

The parties are currently engaged in negotiations to begin mediation and potentially reach a settlement of the Idexx claims, in addition to continuing pre-trial motions and depositions. Although we believe that the Court's ruling is erroneous and, absent an out-of-court settlement, we intend to defend ourselves vigorously, the outcome of the dispute cannot be predicted with certainty. On May 8, 2002, we entered into an agreement with S.A. Scientific under which we agreed to joint representation by counsel to defend the legal action filed by Idexx. Our portion of legal and related costs to defend legal action filed by Idexx were $505,000 and $729,000, for the three and six months ended September 30, 2002, respectively.

Item 2. Changes in Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On October 22, 2002, Abaxis held its 2002 Annual Meeting of Shareholders (the "Annual Meeting"). At the Annual Meeting, all five of the director nominees eligible for re-election were re-elected for one-year terms to the Board of Directors and an increase of 500,000 shares for shares reserved under the Abaxis 1998 Stock Option Plan was approved. However, Abaxis' reincorporation into Delaware, along with associated changes in Abaxis'

certificate of incorporation and bylaws, was not approved.

On November 7, 2002, the Board of Directors amended Abaxis' Bylaws to increase the size of the Board from six to seven members. Concurrently, the Board of Directors appointed Henk J. Evenhuis to fill the newly created vacancy on the Board and in addition appointed Mr. Evenhuis to the audit committee of the Board. Mr. Evenhuis served from 1999 to 2002 as Vice President and Chief Financial Officer of Fair Isaac &. Co. (NYSE: FIC), a developer of credit scoring systems and analytical technology, and from 1987 to 1997 as Executive Vice President and Chief Financial Officer of Lam Research Corporation (Nasdaq: LRCX), a semiconductor equipment company.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits included herein (numbered in accordance with Item 601 of Regulation S-K)

Abaxis is hereby filing two exhibits as Exhibits 10.32 and 10.33 that were inadvertently omitted from prior periodic filings. Specifically, Abaxis is filing a June 1997 letter from Abaxis to Pharmacia Biotech, Inc. pertaining to the two companies' commercial relationship. In addition, Abaxis is filing a December 1997 letter from Abaxis to Becton Dickinson in which Abaxis notified Becton Dickinson that under the terms of the Abaxis Supply Agreement dated September 16, 1994, exclusivity under the agreement had lapsed.

Exhibit Number	Description
10.31	Loan Revision/Extension Agreement with Comerica Bank - California dated September 23, 2002
10.32+ 10.33

Letter Setting Forth Additional Terms of Relationship Between Abaxis and Pharmacia Biotech dated as of June 9, 1997

Letter Regarding Abaxis Supply Agreement with Becton Dickinson, Inc. dated as of December 12, 1997

99.1 99.2	Certification of Chief Executive Officer Certification of Chief Financial Officer

+ Confidential treatment has been requested for certain portions of this exhibit. The omitted portions have been separately filed with the Commission.

(b) Reports on Form 8-K

On September 3, 2002, we filed a Current Report on Form 8-K to announce that the Federal District Court for the District of Maine had entered a preliminary injunction against us and S.A. Scientific, Inc. under which we are enjoined from selling our canine heartworm antigen test pending the resolution of litigation pending against us.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.
(Registrant)

Date: November 11, 2002

By: /s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 11, 2002

By: /s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

CERTIFICATIONS PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14

I, Clinton H. Severson, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Abaxis, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Clinton H. Severson
Clinton H. Severson
President and
Chief Executive Officer

I, Alberto R. Santa Ines, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Abaxis, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002

/s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and

Vice President, Finance