Form 10-K/A
period 2002-03-31
ABAXIS INC
filed 2002-12-24
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Mark One)
[X]	Annual report pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended March 31, 2002
or
[ ]	Transition report pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____________ to _____________

Commission file number 000-19720

ABAXIS, INC.

(Exact name of registrant as specified in its charter)

California	77-0213001
(State of Incorporation)	(IRS Employer Identification Number)

3240 Whipple Road
Union City, CA 94587
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (510) 675-6500

Securities registered pursuant to Sections 12(b) of the Act: None

Securities registered pursuant to Sections 12(g) of the Act:
Common Stock, No par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Purpose of Amendment of Annual Report on Form 10-K

     Abaxis, Inc. is amending its Annual Report on Form 10-K for the fiscal year ended March 31, 2002 as first filed with the Securities and Exchange Commission on July 1, 2002, to include additional disclosure regarding its business, risk factors associated therewith, commercial relationships with suppliers, intellectual property portfolio and lending agreements. In addition, Abaxis is re-filing herewith in its entirety Exhibit 10.32, a Letter Amendment to the Licensing Agreement by and between Abaxis and Pharmacia Biotech, Inc., dated June 9, 1997, as Abaxis has withdrawn from the Securities and Exchange Commission its request for confidential treatment of certain portions of the exhibit. Abaxis is also filing agreements with MELET SCHLOESING Laboratoires and Scil Animal Care Company GmbH herewith as Exhibits 10.34 and 10.35, respectively.

     The audited financial statements for the fiscal year ended March 31, 2002 have not been changed in any manner from those included with the original filing of Abaxis’ Annual Report on Form 10-K filed on July 1, 2002. In addition, the only changes to Management’s Discussion and Analysis are the disclosure of the name of Abaxis’ lender, affirmative disclosure that Abaxis remains in compliance with the financial covenants of its agreements with its lender and disclosure of the settlement of a patent infringement complaint.

PART I
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
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 10.32
EXHIBIT 10.34
EXHIBIT 10.35
EXHIBIT 23.1
EXHIBIT 99.1
EXHIBIT 99.2

		Page

	PART I
ITEM 1.	BUSINESS	4
	General	4
	Our Industry: In-vitro Diagnostic Testing	5
	Abaxis Products	6
	Customers and Distribution	8
	Competition	9
	Manufacturing	10
	Government Regulation	12
	Intellectual Property	12
	Employees	13
ITEM 2.	PROPERTIES	14
ITEM 3.	LEGAL PROCEEDINGS	14
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	14
	PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	15
ITEM 6.	SELECTED FINANCIAL DATA	16
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17
ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	36
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	36
	INDEPENDENT AUDITORS’ REPORT	38
	BALANCE SHEETS	39
	STATEMENTS OF OPERATIONS	40
	STATEMENTS OF SHAREHOLDERS’ EQUITY	43
	STATEMENTS OF CASH FLOWS	42
	NOTES TO FINANCIAL STATEMENTS	43
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	57
	PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	58
ITEM 11.	EXECUTIVE COMPENSATION AND OTHER MATTERS	60
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	63
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	64
	PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON Form 8-K	65
SIGNATURES		66
	(a) 1. Financial Statements
	2. Financial Statement Schedules
	3. Exhibits
	(b) REPORTS ON Form 8-K
SIGNATURES		66
EXHIBIT INDEX		69
EXHIBIT 10.26
EXHIBIT 10.27
EXHIBIT 21.1
EXHIBIT 23.1

PART I

     This report contains forward-looking statements within the meaning of Sections 21E of the Securities Exchange Act of 1934 that reflect Abaxis’ current view with respect to future events and financial performance. When used in this report, the words “will”, “anticipates”, “believes”, “expects”, “intends”, “plans”, “future”, and similar expressions identify forward-looking statements. The future events described in these statements involve risks and uncertainties, among them risks and uncertainties related to the market acceptance of Abaxis’ products and continuing development of its products, including required United States Food and Drug Administration (“FDA”) clearance and other government approvals, risks associated with manufacturing and distributing its products on a commercial scale, including complying with federal and state food and drug regulations, general market conditions and competition. Actual results could differ materially from those projected in the forward-looking statements as a result of factors set forth throughout this document. Abaxis undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, whether as a result of new information, future events or otherwise. Readers are advised to read this Annual Report on Form 10-K/A in its entirety paying careful attention to the risk factors set forth in this and other reports or documents the Company files from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K, copies of which may be obtained from Abaxis or from the Securities and Exchange Commission at its website at www.sec.gov.

ITEM 1. BUSINESS

General

     Abaxis, Inc. (“us” or “we”), incorporated in California in 1989, develops, manufactures and markets portable blood analysis systems for use in any patient-care setting to provide clinicians with rapid blood constituent measurements. Our primary product is a system consisting of a compact 6.9 kilogram analyzer and a Series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 12 tests. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma using either venous or fingerstick samples. The system provides test results in less than 15 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer. We sell another system which provides a complete blood count (“CBC”) including three-part white blood cell (“WBC”) differential in less than 2 minutes and requires only 12 uL (micro liter) of whole blood. It provides results for eight selectable species, plus two user configurable programs. We currently market these systems for veterinary use under the name VetScan® and VetScan HMT (combined systems referred to as VetScan DXS) and in the human medical market under the name Piccolo®. Our primary operations and all but three of our employees are in the United States; the three remaining employees work in our office in Germany. During the fiscal years ended March 31, 2002, 2001 and 2000, approximately 86%, 85% and 82% of our revenues were from the United States, respectively, 9%, 9% and 13% were from Europe, respectively, and 5%, 6% and 5% were from Asia and Latin America, respectively.

     We offer our point-of-care blood chemistry analyzer system with a total of 22 test methods. Our repertoire of test methods includes albumin (ALB), amylase (AMY), alkaline phosphatase (ALP), alanine aminotransferase (ALT), aspartate aminotransferase (AST), calcium (CA++), chloride (CL), creatinine (CRE), creatine kinase (CK), glucose (GLU), gamma glutamyl transferase (GGT), potassium (K+), total bilirubin (TBIL), total cholesterol (tCHOL), urea nitrogen (BUN), total protein (TP), uric acid (UA), thyroxine (T4), total carbon dioxide (CO2), sodium (NA+), magnesium (MG) and phosphorous (PHOS). Nineteen of these tests are marketed for both human and veterinary markets. Tests for T4, phosphorous and magnesium are marketed exclusively in the veterinary market. We market our reagent products by configuring these 22 test methods in panels that are designed to meet a variety of clinical diagnostic needs. We currently offer 7 multi-test reagent disc products in the human medical market and 9 multi-test reagent disc products in the veterinary market.

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

Our Industry: In-vitro Diagnostic Testing

     More than 15 billion human blood tests are performed annually worldwide. These blood tests are performed mostly in commercial laboratories, hospitals, urgent care centers or physicians’ offices. Sales of in-vitro diagnostic products for use by these facilities to conduct blood testing total approximately $15 billion per year. Although over 1,000 different tests are performed on blood, fewer than 50 different tests account for approximately 75% of all blood testing. These tests are considered the “gatekeepers” of medical care as physicians routinely use them to diagnose and monitor the treatment of disease. A significant portion of the top 50 tests prescribed by physicians fall in the clinical chemistry category. In-vitro diagnostic products sold for the purpose of conducting clinical chemistry tests represent approximately 32% of the total $15 billion market, while diagnostic testing products for immunoassay represent another 33% of the market. With such a large volume of testing, centralized laboratories using automated batch testing equipment have become the norm in providing physicians the diagnostic test results they need to make medical treatment decisions.

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

     In the United States, there are approximately 40,000 veterinarians who generate annual billings of almost $1 billion in diagnostic testing. In the veterinary market, blood testing has become more important to veterinarians by providing them valuable diagnostic information. Veterinarians have historically relied on the services of the centralized laboratories. The same factors affecting the human diagnostic market, however, also impact veterinary practices. Small desktop instruments such as the Dade Behring Analyst, Kodak DT60, and Idexx VetTest have been marketed to veterinarians to perform in-house blood testing. While these products have made in-house testing possible for veterinarians, they still require skilled technicians to properly use and maintain these products. As a result, based on our market research, more than half of the veterinarians in the United States do not perform in-house testing despite its cost and timing advantages.

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

Hematology

     In March 1999, we signed an original equipment manufacturing (OEM) and distribution agreement with MELET SCHLOESING Laboratoires (MELET) under which we market and sell the MELET hematology instrument and reagents and MELET markets and sells the VetScan DXS and Piccolo products. We market the MELET hematology instrument as the VetScan HMT in the veterinary market. Under the agreement, we have the right to market the HMT in the United States, Canada, Mexico, the United Kingdom, Australia and Israel.

     MELET markets and sells the VetScan DXS and Piccolo products in France, Austria, Belgium, the Netherlands and the Middle East, excluding Israel. MELET launched its sales of the VetScan DXS in the first quarter of fiscal year ended March 31, 2000.

     The VetScan HMT is a hematology analyzer, which provides a complete blood count (“CBC”) including three-part white blood cell (“WBC”) differential in less than 2 minutes and requires only 12 uL of whole blood. It provides results for eight selectable species, plus two user configurable programs. We sell one type of reagent kit with the analyzer.

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

Point-of-Care Blood Chemistry Analyzer

     The analyzer used in the Piccolo and VetScan system employs a variety of components designed or specified by Abaxis, including a variable speed motor, microprocessors, a liquid crystal display, a result card printer, a spectrophotometer and other electronic components. These components are manufactured by several third party vendors that have been qualified and approved by Abaxis and then assembled by contract manufacturers for Abaxis. The components are assembled at the Abaxis facility into the finished product and completely tested to ensure that the finished product meets product specifications. The analyzer uses technologically advanced components, many of which are available only from single source vendors. The analyzer uses technologically advanced components, some of which we currently purchase from two single source vendors, PerkinElmer, Inc. and Electro-Alliance, Inc., neither of which have a written supply agreement with us and thus both of which are not contractually obligated to continue supplying us with components in the quantities or at the prices that both companies have done historically.

Reagent Disc

     The molded plastic discs used in the manufacture of the reagent disc are manufactured to our specifications by an established injection-molding manufacturer. To achieve the precision required for accurate test results, the discs must be molded to very narrow tolerances. To date, we have only qualified two manufacturers, C. Brewer Co. and Nypro Oregon, Inc., to mold the discs and we have eight qualified molds. We have also qualified a second manufacturing site with Nypro Orgegon, Inc. We do not have supply agreements with either C. Brewer Co. or Nypro Oregon, Inc. and neither company is under any contractual obligation to continue supplying us with discs either in the quantities or at the prices that such companies have done historically. We are also working with our suppliers to improve yields and increase capacity on the existing production molds. While we have increased the number of disc molding tools to strengthen and better protect our line of supply, the inability of our injection-molding manufacturers to supply sufficient discs would have a material adverse impact on our results of operations.

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

Reagent Beads

     The reagent discs contain diluent and all the dry reagent chemistry beads necessary to perform blood analyses. Abaxis purchases chemicals from third party suppliers and formulates the raw materials, using proprietary processes, into beads at the proper concentration and consistency to facilitate placement in the reagent disc and provide homogeneous dissolution and mixing when contacted by the diluted plasma. We are dependent on the following the following companies who are our sole source providers of one or more chemicals that we use in the reagent production process: Amano Enzyme USA Co, LTD, Beckman Instruments, Inc., Biozyme Labs International LTD, Genzyme Corporation, Kikkoman Corporation Biochemical Division, Lee Biosolutioncs, Inc., the Diagnostic Systems and Molecular Biochemicals divisions of F. Hoffman-La Roche, Ltd., Shinko American Inc., Sigma Aldrich Inc. and Worthington Biochemical Corporation. We do not have supply agreements with any of these companies and they are under no contractual obligation to continue supplying us in the quantities or at the price such companies have done historically. Although we believe all of the chemicals provided by these companies would be readily available elsewhere and we continue to evaluate vendor sources to protect and improve our lines of supply, the loss of any of these companies as a supplier could materially adversely affect our manufacturing activities and results of operations.

Material Relationships with Suppliers and Other Third Parties

     MELET SCHLOESING Laboratoires: Under our March 1999 agreement with MELET SCHLOESING Laboratoires, we acquired the non-exclusive right to distribute MELET’s veterinary hematology analyzers and reagent in the United States, Canada, the United Kingdom, Australia, New Zealand, Mexico and Japan, while MELET acquired the non-exclusive right to distribute our VetScan analyzer and rotors in France, Belgium, the Netherlands, Luxembourg, Austria, Hungary and various Middle Eastern countries (excluding Israel), as well as Taiwan and China. The agreement has a ten year term, but is also subject to certain minimum purchase quantities on both our and MELET’s parts.

     Phamacia Biotech, Inc.: Under our 1994 agreement with Pharmacia Biotech, we licensed our Orbos bead technology to Pharmacia Biotech for use in various medical tests. This agreement was amended in June 1997 to include DNA/RN and Human Leukocyte Antigen testing. We receive royalty payments equal to 5% of net sales, as defined in the agreement, of Pharmacia’s products that use our technology.

     Becton Dickinson: Under our 1994 agreement with Becton Dickinson, Becton Dickinson has agreed to purchase from us certain minimum quantities of our Orbos chemical beads in return for compensation and our agreeing not to license or otherwise use the Orbos bead process with any other party. In June 1997, Becton Dickinson failed to purchase the minimum quantities specified in the agreement and thus the exclusivity terms of the agreement have lapsed. The contract with Becton Dickinson will expire in September 2009 and, in the event that prior to that date we decide to cease manufacturing Orbos beads, we must give Becton Dickinson at least one year’s notice.

     S.A. Scientific, Inc.: In November 2001, we signed a term sheet with S.A. Scientific, Inc. of San Antonio, Texas, under which S.A. Scientific agreed to provide us with canine heartworm antigen tests that we would distribute and sell using the Abaxis brand. The term sheet did not include any reference to indemnification by S.A. Scientific in the event that Abaxis was sued for patent infringement with respect to the canine heartworm antigen test. In March 2002, Idexx Laboratories, Inc. sued both Abaxis and S.A. Scientific for infringement upon patents issued to Idexx. In May 2002, we entered into a joint defense agreement with S.A. Scientific under which we agreed to evenly share the expenses associated with the patent infringement trial and possible damages. The case was settled under the terms of an out-of-court agreement between the parties dated as of December 6, 2002. In light of the terms of the settlement, we and S.A. Scientific have mutually agreed to renegotiate the terms of our commercial relationship as we intend to develop and introduce a new canine heartworm antigen test in the future.

     Vedco: We do not have any contractual relationship with Vedco, Inc., one of our distributors that for the fiscal year ended March 31, 2002 accounted for over 41% of our revenue. Consequently, Vedco may at any time cease to purchase our products without any penalty.

     Scil Animal Care Gmbh: In September 2001, we entered into a five-year non-exclusive distribution agreement with Scil Animal Care Company GmbH of Germany in September 2001, under which Scil will distribute our VetScan products in Belgium, Denmark, Finland, Germany, Norward, Sweden and the Netherlands.

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

Intellectual Property

     We have pursued the development of a patent portfolio to protect our technology. As of June 2002, we have filed 25 United States patent applications. The following 23 patents have been issued:

Patent No.	Description	Issue Date	Expiration Date

3,061,414	Apparatus and Method for Separating	April 28, 2000	May 31, 2011

Patent No.	Description	Issue Date	Expiration Date

Cells from Biological Fluids-Japan
5,061,381	Apparatus and Method for Separating Cells from Biological Fluids	October 29, 1991	June 4, 2010
5,122,284	Apparatus and Method for Optically Analyzing Biological Fluids	June 16, 1992	June 4, 2010
5,173,193	Centrifugal Rotor Having Flow Partition	December 22, 1992	April 1, 2011
5,242,606	Sample Metering Port for Analytical Rotor Having Overflow Chamber	September 7, 1993	September 7, 2010
5,275,016	Cryogenic Apparatus	January 4, 1994	April 24, 2012
5,304,348	Reagent Container for Analytical Rotor	April 19, 1994	February 11, 2012
5,403,415	Method and Device for Ultrasonic Welding	April 4, 1995	November 17, 2013
5,409,665	Simultaneous Cuvette Filling with Means to Isolate Cuvettes	April 25, 1995	September 1, 2013
5,413,732	Reagent Compositions for Analytical Testing	May 9, 1995	May 9, 2012
5,457,053	Reagent Container for Analytical Rotor	October 10, 1995	October 10, 2012
5,472,603	Analytical Rotor with Dye Mixing Chamber	December 5, 1995	December 5, 2012
5,478,750	Methods for Photometric Analysis	December 26, 1995	March 31, 2013
5,518,930	Simultaneous Cuvette Filling with Means to Isolate Cuvettes	May 21, 1996	September 1, 2013
5,590,052	Error Checking in Blood Analyzer	December 31, 1996	April 14, 2014
5,591,643	Simplified Inlet Channels	January 7, 1997	January 7, 2014
5,599,411	Method and Device for Ultrasonic Welding	February 4, 1997	November 17, 2013
5,624,597	Reagent Compositions for Analytical Testing	April 29, 1997	April 29, 2014
5,693,233	Methods of Transporting Fluids Within An Analytical Rotor	December 2, 1997	April 2, 2012
5,776,563	Dried Chemical Compositions	July 7, 1998	July 7, 2015
5,998,031	Dried Chemical Compositions	December 7, 1999	August 19, 2011
6,235,531	Modified Siphons for Improved Metering Precision	May 22, 2001	September 1, 2013
6,251,684	Dried Chemical Compositions	June 26, 2001	August 18, 2011

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

Employees

     As of March 31, 2002, we had 134 full-time employees distributed across the following divisions:

     25 in research and development;

     68 in manufacturing operations;

     33 in sales and marketing; and

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

     On March 28, 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for us by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringes on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. In May 2002, we entered into an agreement with S.A. Scientific under which we have agreed to joint representation by counsel to defend against the legal action filed by Idexx. On December 6, 2002, the parties entered into a settlement agreement under which, among other terms, we will pay Idexx $249,500 in cash damages and we have agreed to cease the selling of the particular canine heartworm antigen test. We intend to develop and introduce another canine heartworm antigen test in the near future and there can be no assurance that Idexx will not claim infringement under the patents previously enforced against us or upon other grounds.

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

     We have filed a resale registration statement with the Securities and Exchange Commission covering the common stock underlying both the shares of the Series E convertible preferred stock and the warrants we issued in connection with the sale of the Series E convertible preferred stock.

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

Product Sales, Net

     During the fiscal year ended March 31, 2002, we reported net product sales of $30,418,000, an $882,000 or 3% increase from the fiscal year ended March 31, 2001 net product sales of $29,536,000. The change in net product sales was due to a decrease of $4,944,000 in instrument sales, an increase of $4,056,000 in reagent sales and an increase of $1,770,000 in other sales most of which was due to sales from the new VetScan Canine Heartworm Test of $451,000 and an increase of $1,058,000 in Orbos sales. Most of the increases in the fiscal year ended March 31, 2002 were due to increased sales in the US. Net product sales for the fiscal year ended March 31, 2001 increased $6,300,000 or 27% from net product sales of $23,236,000 in the fiscal year ended March 31, 2000. The increase in net product sales was due to an increase of $3,070,000 in instrument sales, an increase of $3,453,000 in reagent sales and a decrease of $223,000 in other sales most of which was due to a reduction in Orbos sales. Most of the increased sales in the fiscal year ended March 31, 2001 occurred in the US. Our instrument and reagent sales accounted for 33% and 60%, respectively, of our product sales in the fiscal year ended March 31, 2002 compared to 50% and 48%, respectively, of our product sales in the fiscal year ended March 31, 2001.

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

     In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5.” “Accounting for Convertible Securities with Beneficial Conversion Features of Contingently

Adjustable Conversion Ratios to Certain Convertible Securities”, the allocated value of the Series E convertible preferred stock contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series E convertible preferred stock and the fair market value of the common stock at the date of issuance. According, we determined an aggregate dividend charge of $957,000 representing the value of the beneficial conversion feature.

     The amounts recorded in our financial statements at March 31, 2002, representing the amounts attributed to the initial closing in March 2002, were as follows: net cash proceeds – $3,446,000 (received by us on April 3, 2002), allocation to warrants issued to investors – $645,000, warrants issued to advisors for services – $240,000, and the amount of the dividend charge related to the beneficial conversion feature – $587,000.

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

     The line of credit and equipment financing agreements contain certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000. We are also required to be profitable on a fiscal year to date basis beginning with the six month period ending September 30 and to have a net income before preferred stock dividends and accretion of $1,150,000 for the fiscal year ended March 31, 2003. In addition, we are required to have a minimum liquidity coverage, as defined, of not less than 1.25 to 1.00, cash flow coverage, as defined, of not less than 1.20 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $15,000,000 to be increased by 100% of any net equity capital raised and a minimum of 50% of net income. We believe that we are in compliance with all of these financial covenants.

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

     Future payments on commission obligations at March 31, 2002 are as follows:

Fiscal Year

2003	$14,000
2004	41,000
2005	32,000
2006	31,000
2007	31,000
Thereafter	32,000

Total commission obligation	181,000
Less amounts representing interest	74,000

Present value of commission obligations	107,000
Less amounts due within one year included in accounts payable	11,000

Long-term commission obligation	$96,000

     The outstanding balance of our line of credit, which is payable upon demand, was $2,000,000 at March 31, 2002. Future principal payments on the equipment financing loan are as follows:

Fiscal year ending March 31,

2003	$467,000
2004	467,000
2005	466,000

$1,400,000

     The future minimum payments under capital and operating leases at March 31, 2002 are as follows:

	Capital
Fiscal Year Ending March 31,	Leases	Operating Leases

2003	$120,000	$1,012,000
2004	96,000	1,001,000
2005	25,000	986,000
2006	18,000	985,000
2007	—	985,000
Thereafter	—	3,200,000

Total minimum lease payments	259,000	$8,169,000
Less amounts representing interest (9.9% to 26.7%)	59,000

Present value of minimum lease payments	200,000
Less amounts due within one year	97,000

Long-term portion	$103,000

     In connection with our facility lease agreement, we have established a letter of credit for $820,000, which is secured by our line of credit.

Purchase Commitments.

     We have entered into a non-cancelable purchase commitment with one of our suppliers. The outstanding commitment as of March 31, 2002 was approximately $750,000. This commitment is expected to be satisfied during fiscal 2003.

     In November 2001, we arrived at general terms with SA Scientific, Inc., of San Antonio, Texas, to purchase canine heartworm antigen tests over a period of four years. The outstanding commitment for the fiscal years ending March 31, 2002 through 2005 was $1,200,000, $2,250,000, $2,250,000, and $1,500,000, respectively. As described under “Item 3 — Litigation” of this Annual Report on Form 10-K, we recently reached an out-of-court settlement with one of our competitors, Idexx Laboratories, Inc., which alleged in an action filed with the United States District

Court for the District Court of Maine that the canine heartworm antigen test supplied to us by S.A. Scientific infringed on two of Idexx’s patents. In light of the terms of this settlement, we do not believe, based on the general terms that we have agreed to with S.A. Scientific, that we will be obligated to purchase any of the canine heartworm antigen tests. Similarly, we and S.A. Scientific have mutually agreed to renegotiate our commercial relationship.

Contingencies.

     We are involved in various litigation matters in the normal course of business. Except for the unknown resolution of the lawsuit discussed below, we believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

     On March 28, 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for us by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringes on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. In May 2002, we entered into an agreement with S.A. Scientific under which we have agreed to joint representation by counsel to defend against the legal action filed by Idexx. On December 6, 2002, the parties entered into a settlement agreement under which, among other terms, we will pay Idexx $249,500 in cash damages and we have agreed to cease the selling of the particular canine heartworm antigen test. We intend to develop and introduce another canine heartworm antigen test in the near future and there can be no assurance that Idexx will not claim infringement under the patents previously enforced against or upon other grounds. We would incur expenses in the defense of such claims and our attention could be diverted from our operations.

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

We Are Not Consistently Profitable; We Must Increase Sales Of Our Piccolo And Vetscan DXS Products To Maintain Consistent Profitability

     We recognized a net loss in two of the last twelve calendar quarters ended September 30, 2002 before accounting for non-cash charges associated with the issuance of our preferred stock. After accounting for such non-cash charges, we recognized a net loss in six of those quarters. Although we realized net income before dividends for the quarters ended June 30 and September 30, 2002 and all quarters in the fiscal year that ended March 31, 2002, there can be no assurance that we will experience profitability in the future. As of September 30, 2002, we have incurred cumulative net losses of approximately $62 million. Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our VetScan DXS and Piccolo products. Increasing our sales volume of our products will depend upon our ability to:

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

     Our periodic operating results have varied in the past. In the future, we expect our periodic operating results to vary significantly depending on, but not limited to, a number of factors, including, in addition to those factors discussed elsewhere in this section:

•	new product announcements made by us or our competitors;

•	changes in our pricing structures or the pricing structures of our competitors;

•	our ability to develop, introduce and market new products on a timely basis;

•	our manufacturing capacities and our ability to increase the scale of these capacities;

•	the mix of product sales between our analyzer and our reagent disc products;

•	the amount we spend on research and development; and

•	changes in our strategy.

We Could Fail To Achieve Anticipated Revenue If The Market Does Not Accept Our Products

     Our core compact blood analyzer product differs substantially from current blood analyzers on the market. Our primary competition is from centralized laboratories that offer a greater number of tests than our products, but do so at greater cost and requiring more time. We also compete with other point-of-care analyzers that cost more, require more maintenance and offer a narrower range of tests. However, these point-of-care analyzers are generally marketed by larger companies which have greater resources for sales and marketing, in addition to a recognized brand name and established relationships.

     Historically we have marketed our VetScan analyzer to veterinarians and we have limited experience in large scale sales of our Piccolo analyzer into the human market. We continue to develop new animal blood tests that we cannot be assured will be accepted by the veterinarian market. Although we believe that our blood analyzers offer consumers many advantages, including according to our analyses substantial cost savings, in terms of the actual product and implementation of it procedurally, these advantages involve changes to current standard practices, such as using large clinical laboratories, that will require changes in both the procedures and mindset of care providers. The human medical market in particular is highly regulated, structured and often slow to change. If we are unable to convince large numbers of medical clinics, hospitals and other points-of-care of the benefits of our products, we will suffer lost sales and could fail to achieve anticipated revenue.

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

To the extent that our existing resources and anticipated revenue from the sale of our products are insufficient to fund our activities, we will have to raise additional funds from the issuance of public or private securities. We may not be able to raise additional funding, or if we are able to, we may not be able to raise funding on acceptable terms. We may dilute then-existing shareholders if we raise additional funds by issuing new equity securities. Alternately, we may have to relinquish rights to certain of our technologies, products and/or sales territories if we are required to obtain funds through arrangements with collaborative partners. If we are unable to raise needed funds, we may be required to curtail our operations significantly. This would materially adversely affect our operating results and financial condition.

We Recently Settled a Patent Infringement Lawsuit And We Could Be the Subject of Similar Legal Action in the Future.

     On March 28, 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for us by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringed on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. In May 2002, we entered into an agreement with S.A. Scientific under which we have agreed to joint representation by counsel to defend against the legal action filed by Idexx. On December 6, 2002, the parties entered into a settlement agreement under which, among other terms, we will pay Idexx $249,500 in cash damages and we have agreed to cease the selling of the particular canine heartworm antigen test. We intend to develop and introduce another canine heartworm antigen test in the near future and there can be no assurance that Idexx will not claim infringement under the patents previously enforced against or upon other grounds. We would incur expenses in the defense of such claims and our attention could be diverted from our operations.

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

Many of Our of Sales Force Have Been Employed by Us for Less Than One Year and We Must Effectively Train And Integrate Our Sales Team In Order To Achieve Our Anticipated Revenue

     We have thirty full-time sales personnel involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time. While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals. If we are to increase our sales, we will need to train new salespeople and supervise them closely. We also will continue hiring additional sales personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to market our products.

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

We Rely On Distributors To Sell Our Products; We Rely On Sole Distributor Arrangements In A Number Of Countries

     We distribute our products primarily through distributors. As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We have a number of distributors in the United States who distribute our VetScan DXS products, although one of these distributors, Vedco, Inc. accounted for over 30% of our revenue for the three and six months ended September 30, 2002. Two other distributors, DVM Resources and American Veterinary Supply, accounted for over 5% of total revenues for the three and six months ended September 30, 2002. We believe that our future growth depends on the efforts of these distributors. If one of our distributors, particularly Vedco, Inc., were to stop selling our products we may not be able to replace such lost revenue. We operate on a purchase order basis with Vedco, Inc., DVM Resources and American Veterinary Supply and each of these distributors is under no contractual obligation to continue carrying our products. Further, many of our distributors may carry our competitors’ products, and may promote our competitors’ products over our own products. Finally, we do not have at this time distribution partners in the United States or overseas who distribute our products for the human diagnostic market.

     We currently have exclusive distribution agreements for our VetScan DSX products in Argentina, Australia, Austria, Bahrain, China, Greece, Korea, Mexico, New Zealand, Portugal, South Africa, Spain, Switzerland, United Arab Emirates and the United Kingdom. Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our products. These distributors may not be successful in obtaining proper approvals for our products in their respective countries, and they may not be successful in marketing our products. We plan to enter into additional distribution agreements to expand our international distribution base and solidify our international presence. However, we may not be successful in entering into additional distributor agreements. Our distributors may terminate their relationship with us at any time. Historically, we have experienced a high degree of turnover among our international distributors. This high degree of turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo System and VetScan DXS products internationally.

We Depend On Sole Suppliers For Several Key Components To Our Products, Many of Whom We Have Not Entered Into Contractual Relationships With.

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

• Hematology Instrument and Reagents: We currently purchase HMT instruments and reagents from MELET SCHLOESING Laboratoires (MELET) of France.

• Canine Heartworm Antigen Test: Historically, we developed and released a canine heartworm antigen test that was supplied to us by S.A. Scientific, Inc., with whom we were recently a co-defendant in patent litigation.

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

•	Effects of the Clinical Laboratory Improvement Amendments on Our Products

     Our Piccolo products are affected by the Clinical Laboratory Improvement Amendments of 1988. The Clinical Laboratory Improvement Amendments are intended to insure the quality and reliability of all medical testing in the United States regardless of where tests are performed. The current Clinical Laboratory Improvement Amendments divide laboratory tests into three categories: “simple,” “moderately complex” and “highly complex.” Tests performed using the Piccolo system are in the “moderately complex” category. This category requires that any location in which testing is performed be certified as a laboratory. Hence, we can only sell our Piccolo products to customers who meet the standards of a laboratory. To receive "laboratory” certification, a testing facility must be certified by the Health Care Financing Administration. After the testing facility receives a “laboratory” certification, it must then meet the Clinical Laboratory Improvement Amendments regulations. Because we can only sell our Piccolo products to testing facilities that are certified "laboratories,” the market for our products is correspondingly constrained. Consequently, the market for our Piccolo products will be confined to those testing facilities that are certified as “laboratories” and our growth will be limited accordingly.

•	We Are Subject to Various Federal, State and Local Regulations

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

We Depend On Key Members Of Our Management And Scientific Staff, And We Must Retain And Recruit Qualified Individuals If We Are To Be Competitive

     We are highly dependent on the principal members of our management and scientific staff. The loss of any of these key personnel, including in particular Clinton H. Severson, our President, Chief Executive Officer and Chairman of our Board of Directors, might impede the achievement of our business objectives. Mr. Severson’s amended and restated employment agreement with us was filed with the SEC on August 14, 2001 as an exhibit to our quarterly report for the quarter ended June 30, 2001. We are not aware of any member of our executive management team who intends to retire within one year of the date of this filing. We currently do not maintain key man life insurance on any of our employees. Although historically we have been relatively successful both in retaining our current management and scientific staff and attracting and retaining skilled and experienced marketing, sales and manufacturing personnel, we may not be able to employ such personnel on acceptable terms in the future because numerous medical products and other high technology companies compete for the services of these qualified individuals.

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

     In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to increase our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers are also likely to increase premiums as a result of the high claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors’ and officers’ insurance policies, are likely to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

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

Fluctuations In Foreign Exchange Rates And The Possible Lack Of Financial Stability In Foreign Countries Could Prevent Overseas Sales Growth

     Our international sales are overwhelmingly currently U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. For the limited amount of our sales denominated in local currencies, we are subject to fluctuations in exchange rates between the U.S. dollar and the particular local currency. Our operating results could also be adversely affected by the seasonality of international sales and the economic conditions of our overseas markets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Title

Clinton H. Severson	54	Chairman of the Board of Directors, President and Chief Executive Officer
Richard J. Bastiani, Ph.D. (1) (2)	59	Director
Brenton G. A. Hanlon (1) (2)	56	Director
Prithipal Singh, Ph.D. (1)	63	Director
Ernest S. Tucker, III, MD (1)	69	Director
Alberto R. Santa Ines	55	Chief Financial Officer and Vice President of Finance
Kenneth P. Aron, Ph.D.	49	Vice President of Research & Development
Michael W. Mercer	48	Vice President of Domestic Marketing and Sales
Robert B. Milder	52	Chief Operations Officer
Vladimir E. Ostoich, Ph.D.	56	Vice President of Engineering, Founder

(1)Member of the Audit Committee
(2)Member of the Compensation Committee

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

     Alberto R. Santa Ines has served as our Chief Financial Officer and Vice President, Finance since April 2002. Mr. Santa Ines joined us in February 2000 as Finance Manager. In April 2001, Mr. Santa Ines was promoted to Interim Chief Financial Officer and Director of Finance, and in April 2002 he was promoted to his current position. From March 1998 to January 2000, Mr. Santa Ines was a self-employed consultant to several companies. From August 1997 to March 1998, he was the Controller of Unisil (Pink Sheets: USIL), a semiconductor company. From April 1994 to August 1997, he was a Senior Finance Manager at Lam Research Corporation, a semiconductor equipment manufacturer (NASDAQ: LRCX).

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

		Annual Compensation ($)		Long-Term
				Compensation Awards
				Securities
				Underlying Options
Name and Principal Position	Fiscal Year	Salary	Bonus	(#)

Clinton H. Severson
President, Chief Executive Officer and Chairman of the Board	2002	265,000	82,500	164,000
	2001	250,000	226,500	—
	2000	200,000	112,500	—
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance	2002	110,000	22,000	22,000
	2001	110,000	26,500	5,000
	2000	12,000	—	12,000
Kenneth P. Aron, Ph.D.
Vice President of Research and Development	2002	150,000	55,000	55,000
	2001	140,000	76,000	50,000
	2000	19,000	—	60,000
Michael W. Mercer
Vice President of Marketing Sales, Domestic	2002	150,000	55,000	59,500
	2001	140,000	187,960	—
	2000	110,000	71,750	20,000
Robert B. Milder
Chief Operations Officer	2002	165,000	66,000	62,000
	2001	155,000	143,500	—
	2000	130,000	67,500	75,000
Vladimir E. Ostoich, Ph.D.
Vice President of Engineering	2002	160,000	55,000	59,500
	2001	150,000	166,000	—
	2000	144,740	90,000	75,000

Stock Options Granted in Fiscal 2002

     The following table provides the specified information concerning grants of options to purchase our common stock made during the fiscal year ended March 31, 2002, made to the persons named in the Summary Compensation Table.

OPTION GRANTS IN FISCAL 2002

					Potential Realizable
	Individual Grants in Fiscal Year 2002				Value at Assumed Annual
					Rates of Stock Price
	% of Total Options Granted to Exercise				Appreciation for Option Term (1)

	Options Granted (#)	Employees in Fiscal	Base Price ($/Sh)
Name	(#) (2)	Year	(3)	Expiration Date	5% ($)	10% ($)

Clinton H. Severson	14,000	1.9%	$5.47	07/24/2011	$48,161	$122,049
	150,000	20.6	4.87	04/24/2011	459,408	1,164,229
Alberto R. Santa Ines	2,000	*	5.47	07/24/2011	6,880	17,436

					Potential Realizable
	Individual Grants in Fiscal Year 2002				Value at Assumed Annual
					Rates of Stock Price
	% of Total Options Granted to Exercise				Appreciation for Option Term (1)

	Options Granted (#)	Employees in Fiscal	Base Price ($/Sh)
Name	(#) (2)	Year	(3)	Expiration Date	5% ($)	10% ($)

	20,000	2.7	4.87	04/24/2011	61,254	155,231
Kenneth P. Aron, Ph.D.	5,000	*	5.47	07/24/2011	17,200	43,589
	50,000	6.9	4.87	04/24/2011	153,136	388,076
Michael E. Mercer	9,500	1.3	5.47	07/24/2011	32,681	82,819
	50,000	6.9	4.87	04/24/2011	153,136	388,076
Robert B. Milder	12,000	1.6	5.47	07/24/2011	41,281	104,613
	50,000	6.9	4.87	04/24/2011	153,136	388,076
Vladimir E. Ostoich, Ph.D.	9,500	1.3	5.47	07/24/2011	32,681	82,819
	50,000	6.9	4.87	04/24/2011	153,136	388,076
*Represents less than 1%

(1)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercise are dependent on the future performance of the common stock, overall market conditions and the option holders’ continued employment through the vesting period. The amounts reflected in this table May not necessarily be achieved.

(2)	All options granted in the fiscal year ended March 31, 2002 were granted pursuant to our 1998 Stock Option Plan. The options granted on July 24, 2001 with expiration on July 24, 2011 were vested and exercisable immediately. Other options vest and become exercisable at the rate of one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee’s continuous employment by us. Under our 1998 Stock Option Plan, the Board retains discretion to modify the terms, including the price, of outstanding options. For additional information regarding options, see “Change of Control Arrangements.”

(3)	All options were granted at market value on the date of grant.

OPTION EXERCISES IN FISCAL 2002 AND FISCAL 2002 YEAR-END OPTION VALUES

     The following table provides the specified information concerning exercises of options to purchase our common stock in the fiscal year ended March 31, 2002, and unexercised options held as of March 31, 2002, by the persons named in the Summary Compensation Table.

	Shares Acquired on		Number of Unexercised Options at		Value of Unexercised
	Exercise	Value Realized	3/31/02		In-the-Money Options at 3/31/02 ($)

Name	(#)	($)	Exercisable (1)	Unexercisable	Exercisable (2)	Unexercisable

Clinton H. Severson	—	—	472,333	191,667	$1,261,456	$431,064
Alberto R. Santa Ines	—	—	10,896	28,104	1,860	30,600
Kenneth P. Aron, Ph.D.	—	—	53,958	111,042	6,244	79,406
Michael W. Mercer	—	—	93,874	85,626	262,608	131,977
Robert B. Milder	—	—	103,999	85,001	281,966	127,859
Vladimir E. Ostoich, Ph.D.	—	—	151,791	83,334	271,581	121,098

(1)	Options to purchase our common stock generally vest as to one-fourth of the option grant on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee’s continuous employment with Abaxis. All options are exercisable only to the extent vested.
(2)	The value of the unexercised in-the-money options is based on the closing price of our common stock ($6.40 per share) on March 28, 2002, the last trading day in our fiscal year ended March 31, 2002, and is net of the exercise price of such options.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission (“SEC”). Such persons are required by SEC regulations to furnish us with copies of all Sections 16(a) forms filed by such persons.

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

		Percent of Abaxis
	Number of Shares	Common Stock
Name and Address of Beneficial Owner (1)	Owned	Outstanding (2)

Executive Officers
Clinton H. Severson (3)	686,239	3.9%
Vladimir E. Ostoich, Ph.D. (4)	351,393	2.0%
Robert B. Milder (5)	171,826	1.0%
Michael W. Mercer (6)	128,821	*
Kenneth P. Aron, Ph.D. (7)	91,567	*
Alberto R. Santa Ines (8)	18,667	*
Outside Directors
Richard J. Bastiani, Ph.D. (9)	61,748	*
Ernest J. Tucker, III, M.D. (10)	43,500	*
Prithipal Singh, Ph.D.	45,000	*
Brenton G. A. Hanlon	28,667	*
Executive officer and directors as a group (10 persons) (13)	1,627,428	9.2%

*Less than 1%
(1)	The persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. The business address of each of the beneficial owners listed is c/o Abaxis, Inc., 3240 Whipple Road, Union City, CA 94587.
(2)	The percentages shown in this column are calculated from the 16,401,166 shares of common stock outstanding on June 7, 2002, shares of common stock issuable upon the conversion of our Series D convertible preferred stock, exercise of warrants and options held by that person that are currently exercisable or which are exercisable within sixty calendar days of June 7, 2002, and are deemed outstanding in accordance with the rules of the Securities and Exchange Commission.
(3)	Includes:

* 24,714 shares of common stock issuable upon the conversion of shares of our Series D convertible preferred stock;
* 8,650 shares of common stock issuable upon the exercise of warrants; and
* 535,875 shares subject to options exercisable by Mr. Severson within sixty days of June 7, 2002.
(4)	Includes:
* 29,500 shares held by Dr. Ostoich’s IRA;
* 27,500 shares held by Mrs. Ostoich’s IRA;
* 89,328 shares held of record by the Vladimir Ostoich and Liliana Ostoich Trust Fund, for the benefit of Dr. Ostoich and his wife;
* 21,714 shares issuable upon the conversion of shares of our Series D convertible preferred stock;
* 7,600 shares issuable upon the exercise of warrants; and
* 175,751 shares subject to stock options exercisable by Dr. Ostoich within sixty days of June 7, 2002.
(5)	Includes 129,626 shares subject to stock options exercisable by Mr. Milder within sixty days of June 7, 2002.
(6)	Includes:
* 3,571 shares of common stock issuable upon the conversion of shares of our Series D convertible preferred stock;
* 1,250 shares of common stock issuable upon the exercise of warrants; and

* 119,500 shares subject to options exercisable by Mr. Mercer within sixty days of June 7, 2002.
(7)	Includes:
* An aggregate of 575 shares of common stock held by two trusts of which Dr. Aron and his wife, Martha Aron, are trustees and Dr. Aron’s minor children are beneficiaries;
* 7,142 shares issuable upon the conversion of shares of our Series D convertible preferred stock which are held by the Martha Aron Trust, of which Dr. and Mrs. Aron are the trustees;
* 2,500 shares issuable upon the exercise of warrants held by the Martha Aron Trust; and
* 78,750 shares subject to options exercisable by Dr. Aron within sixty days of June 7, 2002.
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
*57,141 shares issuable upon the conversion of shares of our Series D convertible preferred stock held individually or in trusts;
*20,000 shares issuable upon the exercise of warrants held individually or in trusts; and
*1,173,669 shares subject to options exercisable within sixty days of June 7, 2002.

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

EQUITY COMPENSATION INFORMATION

	Number of
	securities to be		Number of
	issued upon	Weighted-average	securities
	exercise of	exercise price of	remaining available
	outstanding	outstanding	for future issuance
	options, warrants	options, warrants	under equity
Plan Category	and rights	and rights	compensation plans

Equity compensation plans approved by our shareholders:
1998 Stock Option Plan	2,382,325	$4.64	143,074
1992 Outside Directors’ Stock Option Plan	119,000	3.95	71,750
Equity securities not approved by our shareholders:
Warrants to purchase our common stock (1)	1,026,592	6.96	—
Total:	3,527,917	5.29	214,824

(1)	Consists of warrants that have a five year term in which they May be exercised. All warrants were issued to service providers, except for warrants to purchase an aggregate of 328,900 and 187,500 shares of our common stock at a per share exercise price of $7.00 issued to purchasers of our Series D and Series E convertible preferred stock, respectively.

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

SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended March 31, 2002 to be signed on its behalf by the undersigned, thereunto duly authorized, on December 24, 2002.

ABAXIS, INC.

By: /s/ Clinton H. Severson
Chairman of the Board, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Severson Clinton H. Severson	President, Chief Executive Officer and Director (Principal Executive Officer)	December 24, 2002

/s/ Alberto R. Santa Ines Alberto R. Santa Ines	Chief Financial Officer and Vice President, Finance (Principal Financing and Accounting Officer)	December 24, 2002

/s/ Richard J. Bastiani, Ph.D. Richard J. Bastiani, Ph.D.	Director	December 24, 2002

/s/ Henk J. Evenhuis Henk J. Evenhuis	Director	December 24, 2002

/s/ Brenton G.A. Hanlon Brenton G. A. Hanlon	Director	December 24, 2002

/s/ Prithipal Singh, Ph.D. Prithipal Singh, Ph.D.	Director	December 24, 2002

/s/ Ernest S. Tucker III, M.D. Ernest S. Tucker III, M.D.	Director	December 24, 2002

CERTIFICATIONS PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14

I, Clinton H. Severson, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Abaxis, Inc.;

2.     Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in the last quarterly report by the registrant our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 24, 2002

/s/ Clinton H. Severson
Clinton H. Severson
President and
Chief Executive Officer

I, Alberto R. Santa Ines, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Abaxis, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in the last quarterly report by the registrant our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 24, 2002

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

/s/ DELOITTE & TOUCHE LLP
San Jose, California
April 25, 2002

Schedule II

Abaxis, Inc.

Valuation and Qualifying Accounts and Reserves

	Balance at	Additions Charged			Deductions from	Balance at End of
Description	Beginning of Year	to Expenses	Other		Reserves	Year

Reserve for Doubtful Accounts & Sales Allowance
Year ended March 31, 2002	357,000	52,000	—		165,000	244,000
Year ended March 31, 2001	466,000	69,000	—		178,000	357,000
Year ended March 31, 2000	174,000	62,000	230,000	(1)	—	466,000

(1)	Reclassification of revenues related to reserve of accounts receivable

	Balance at	Additions Charged	Deductions from	Balance at the End
Description	Beginning of Year	to Expenses	Reserves	of Year

Reserve for Warranty
Year ended March 31, 2002	240,000	349,000	397,000	192,000
Year ended March 31, 2001	460,000	129,000	349,000	240,000
Year ended March 31, 2001	737,000	87,000	364,000	460,000

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	Restated Articles of Incorporation (4)
3.2	By-laws (2)
3.3	Certificate of Determination for the Series D Convertible Preferred Stock (7)
3.4	Certificate of Correction of the Certificate of Determination for the Series D Convertible Preferred Stock (9)
3.5	Certificate of Determination for the Series E Preferred Stock (10)
4.1	Securities Purchase Agreement for the sale of Series D Convertible Preferred Stock dated October 4, 2000 (8)
4.2	Form of Warrant Agreement issued to purchasers of Series D Convertible Preferred Stock (7)
4.3	Securities Purchase Agreement for the sale of Series E Convertible Preferred Stock, dated March 29, 2002 (10)
4.4	Registration Rights Agreement dated as of March 29, 2002 (10)
4.5	Form of Warrant Agreement issued to purchasers of Series E Convertible Preferred Stock (10)
10.5	1989 Stock Option Plan, as amended and restated as the 1998 Stock Option Plan, and forms of agreement (3)
10.6	1992 Outside Directors Stock Option Plan and forms of agreement (4)
10.7	401(k) Defined Contribution Plan (2)
10.13	Exclusive Distribution Agreement dated September 20, 1991 between Abaxis and Teramecs (1)(2)
10.14	Sponsored Research Agreement dated as of September 20, 1991 between Abaxis and Teramecs (1)(2)
10.15	Development Agreement between Abaxis and Becton Dickinson (through its Becton Dickinson Immunocytometry Systems Division) dated April 9, 1993 (1)(4)
10.17	Supply Agreement between Abaxis and Becton Dickinson (through its Becton Dickinson Immunocytometry Systems Division) dated September 16, 1994 (1)(5)
10.18	Licensing agreement between Abaxis and Pharmacia Biotech, Inc. dated October 1, 1994 (1)(5)
10.20	Amended and Restated Employment Agreement with Mr. Clinton H. Severson dated April 1, 2001 (6)
10.25	Lease Agreement with Principal Development Investors, LLC, dated June 21, 2000 (9)
10.26	Employee Retention Incentive Agreement with Mr. Alberto R. Santa Ines, as amended as on May 1, 2002 (11)
10.27	Joint Defense Agreement by and between Abaxis and S.A. Scientific, Inc. dated as of May 8, 2002 (11)
10.28	Loan and Security Agreement by and between Abaxis and Comerica Bank-California dated as of March 13, 2002 (12)
10.29	Modification to Loan and Security Agreement by and between Abaxis and Comerica Bank-California dated as of March 29, 2002. (12)
10.30	Loan Revision/Extension Agreement by and between Abaxis and Comerica Bank-California dated as of March 29, 2002. (12)
10.31	Loan Revision/Extension Agreement by and between Abaxis and Comerica Bank-California dated as of September 23, 2002. (13)
10.32	Letter Amendment to Licensing Agreement by and between Abaxis and Pharmacia Biotech, Inc., dated June 9, 1997. (14)
10.33	Letter Amendment to Abaxis Supply Agreement by and between Abaxis and Becton Dickinson (through its Becton Dickinson Immunocytometry Systems Division) dated December 12, 1997. (13)
10.34	Distribution Agreement by and between Abaxis and MELET SCHLOESING Laboratoires, dated March 11, 1999. (1)
10.35	Distribution Agreement by and between Abaxis and Scil Animal Care Company, dated as of September 1, 2002.
23.1	Independent Auditors’ Consent
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer

(1)	Confidential treatment of certain portions of these agreements has either been granted by, or applied for to, the Securities and Exchange Commission.
(2)	Incorporated by reference from Registration Statement No. 33-44326 filed December 11, 1991.

(3)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 1992.
(4)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 1993.
(5)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.
(6)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2001.
(7)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K on October 19, 2000.
(8)	Incorporated by reference to the exhibit filed with our Amended Current Report on Form 8-K/A on January 5, 2000.
(9)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-3 on January 10, 2000.
(10)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K on May 13, 2002.
(11)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2002, as filed on July 1, 2002.
(12)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, as filed on August 14, 2002.
(13)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002, as filed on November 13, 2002.
(14)	This exhibit was originally filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and we originally requested that the Securities and Exchange Commission grant us confidential treatment of a pricing term within the letter agreement. We have withdrawn this request for confidential treatment and are hereby re-filing the exhibit in its entirety without redaction.

     All Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.