Form 10-Q
period 2002-12-31
ABAXIS INC
filed 2003-02-12
CIK 881890

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

     (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002 or

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

At February 6, 2003, 16,816,095 shares of common stock, no par value, were outstanding.

This Report on Form 10-Q consists of 73 pages. The exhibit index is on page 28.

ABAXIS, INC.
Report On Form 10-Q For The
Quarter Ended December 31, 2002
INDEX

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Abaxis, Inc.
Condensed Statements of Operations
(unaudited and rounded in thousands, except per share data)

                                                           Three Months Ended          Nine Months Ended
                                                              December 31,                December 31,
                                                        --------------------------  --------------------------
                                                           2002          2001          2002          2001
                                                        ------------  ------------  ------------  ------------
Revenues:
   Product sales, net................................. $  8,453,000  $  8,004,000  $ 24,453,000  $ 22,285,000
   Development and licensing
     revenue..........................................       35,000        35,000       151,000       135,000
                                                        ------------  ------------  ------------  ------------
Total revenues........................................    8,488,000     8,039,000    24,604,000    22,420,000
                                                        ------------  ------------  ------------  ------------
Costs and operating expenses:
   Cost of product sales..............................    4,391,000     4,208,000    12,763,000    11,925,000
   Selling, general, and
     administrative...................................    2,875,000     2,331,000     8,291,000     6,850,000
   Research and development...........................      870,000       991,000     2,810,000     2,835,000
                                                        ------------  ------------  ------------  ------------
Total costs and operating
     expenses.........................................    8,136,000     7,530,000    23,864,000    21,610,000
                                                        ------------  ------------  ------------  ------------
Income from operations................................      352,000       509,000       740,000       810,000
Interest income.......................................       48,000        13,000       168,000        65,000
Interest expense......................................      (24,000)      (51,000)     (113,000)     (179,000)
                                                        ------------  ------------  ------------  ------------
Income before income taxes............................      376,000       471,000       795,000       696,000
Income tax provision..................................       11,000        25,000        24,000        29,000
                                                        ------------  ------------  ------------  ------------
Net income............................................      365,000       446,000       771,000       667,000
Preferred dividends and accretion (a).................     (204,000)     (115,000)   (1,031,000)     (331,000)
                                                        ------------  ------------  ------------  ------------
Net income (loss) attributable to common shareholders. $    161,000  $    331,000  $   (260,000) $    336,000
                                                        ============  ============  ============  ============

Basic and diluted net income
 (loss) per share .................................... $       0.01  $       0.02  $      (0.02) $       0.02
                                                        ============  ============  ============  ============
Weighted average number of
  common shares outstanding
  used in calculating basic
  net income (loss) per share.........................   16,799,000    16,322,000    16,576,000    16,241,000
                                                        ============  ============  ============  ============

Weighted average number of
  shares outstanding used
  in calculating diluted
  net income (loss) per share.........................   17,148,000    16,734,000    16,576,000    16,743,000
                                                        ============  ============  ============  ============

(a) For the three months ended December 31, 2002, includes dividends of $204,000. For the nine months ended December 31, 2002, includes dividends of $661,000 and a non-cash dividend charge of $370,000 related to the beneficial conversion feature contained in the Company's Series E Preferred Stock issued in April 2002. For the three and nine months ended December 31, 2001, includes stock dividends of $115,000 and $331,000, respectively. See note 3 to condensed financial statements.

See notes to condensed financial statements.

Abaxis, Inc.
Condensed Balance Sheets
(unaudited and rounded in thousands)

                                                                              December 31,     March 31,
                                                                                   2002          2002
                                                                              ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ................................................ $ 10,672,000  $  4,098,000
  Stock offering proceeds receivable .......................................           --     3,446,000
  Trade receivables (net of allowances of
    $248,000 at December 31, 2002 and $244,000
    at March 31, 2002)......................................................    6,567,000     6,924,000
  Inventories ..............................................................    6,002,000     5,558,000
  Prepaid expenses .........................................................      323,000       476,000
                                                                              ------------  ------------
           Total current assets ............................................   23,564,000    20,502,000
Property and equipment - net ...............................................    8,714,000     9,071,000
Deposits and other assets ..................................................      301,000       107,000
                                                                              ------------  ------------
           Total assets .................................................... $ 32,579,000  $ 29,680,000
                                                                              ============  ============
LIABILITIES, CONVERTIBLE PREFERRED STOCK  AND SHAREHOLDERS' EQUITY
Current liabilities:
  Borrowings under line of credit........................................... $  1,000,000  $  2,000,000
  Accounts payable .........................................................    2,331,000     1,914,000
  Dividends payable ........................................................      204,000       230,000
  Accrued payroll and related expenses .....................................    1,611,000     1,440,000
  Other accrued liabilities ................................................      259,000       497,000
  Warranty reserve .........................................................      219,000       192,000
  Deferred revenue .........................................................      309,000       383,000
  Current portion of capital lease obligations..............................       66,000        97,000
  Current portion of long-term debt ........................................      467,000       467,000
                                                                              ------------  ------------
           Total current liabilities .......................................    6,466,000     7,220,000
                                                                              ------------  ------------

Deferred rent...............................................................      296,000       198,000
Deferred revenue, less current portion......................................      349,000       417,000
Capital lease obligations, less current portion ............................       49,000       103,000
Long-term debt, less current portion .......................................      583,000       933,000
Commission obligation, less current portion ................................       82,000        96,000
                                                                              ------------  ------------
           Total non-current liabilities ...................................    1,359,000     1,747,000
                                                                              ------------  ------------

Commitments and contingencies

Convertible preferred stock, no par value:
    outstanding shares - 5,570 at December 31, 2002
    and 3,750 at March 31, 2002 (liquidation preference
    of $5,570,000 at December 31, 2002 and $3,750,000
    at March 31, 2002)......................................................    3,176,000     2,561,000
                                                                              ------------  ------------

Shareholders' equity:
  Convertible preferred stock, no par value:
    authorized shares - 5,000,000; issued and outstanding
    shares - 6,508 at December 31, 2002 and 6,558 at
    March 31, 2002..........................................................    3,143,000     3,193,000
  Common stock, no par value: authorized shares -
    35,000,000; issued and outstanding shares - 16,808,483
    at December 31, 2002; issued and outstanding shares -
    16,339,735 at March 31, 2002 ...........................................   80,579,000    76,843,000
  Accumulated deficit ......................................................  (62,144,000)  (61,884,000)
                                                                              ------------  ------------
           Total shareholders' equity ......................................   21,578,000    18,152,000
                                                                              ------------  ------------
Total liabilities, convertible preferred stock and shareholders' equity ... $ 32,579,000  $ 29,680,000
                                                                              ============  ============

See notes to condensed financial statements.

Abaxis, Inc.
Condensed Statements of Cash Flows
(unaudited and rounded in thousands)

                                                                   Nine Months Ended
                                                                      December 31,
                                                                ------------------------
                                                                     2002         2001
                                                                -----------  -----------
Operating activities:
Net income.................................................... $   771,000  $   667,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization...............................   1,224,000    1,225,000
  Stock compensation (reversal), including amortization
  of deferred stock compensation..............................     (22,000)      56,000
  Common stock issued for services............................       8,000           --
  Changes in assets and liabilities:
     Trade receivables........................................     357,000      570,000
     Inventories..............................................    (444,000)     958,000
     Prepaid expenses.........................................     153,000     (572,000)
     Deposits and other assets................................    (194,000)     214,000
     Accounts payable.........................................     417,000   (1,921,000)
     Accrued payroll and related expenses.....................     342,000      472,000
     Warranty reserve and other accrued liabilities...........    (211,000)      20,000
     Deferred rent............................................      98,000           --
     Deferred revenue.........................................    (142,000)      72,000
     Long-term commission obligations.........................     (14,000)     (70,000)
     Income taxes payable.....................................          --       27,000
                                                                -----------  -----------
Net cash provided by operating activities.....................   2,343,000    1,718,000
                                                                -----------  -----------
Investing activities:
Purchase of property and equipment............................    (867,000)    (562,000)
                                                                -----------  -----------
Net cash used in investing activities.........................    (867,000)    (562,000)
                                                                -----------  -----------
Financing activities:
Borrowings under line of credit................................. 1,000,000      600,000
Repayment of line of credit...................................  (2,000,000)    (790,000)
Repayment of equipment financing..............................    (350,000)    (500,000)
Repayment of capital lease obligations........................     (85,000)     (69,000)
Net cash proceeds from issuance of preferred stock............   6,812,000           --
Exercise of warrants and common stock options.................     178,000      379,000
Dividends paid                                                    (457,000)          --
                                                                -----------  -----------
Net cash provided by (used in) financing activities...........   5,098,000     (380,000)
                                                                -----------  -----------
Net increase in cash and cash equivalents.....................   6,574,000      776,000
Cash and cash equivalents at beginning of period..............   4,098,000    2,012,000
                                                                -----------  -----------
Cash and cash equivalents at end of period.................... $10,672,000  $ 2,788,000
                                                                ===========  ===========
Supplemental disclosures of cash flow information:
   Cash paid for interest, net of interest capitalized........ $   108,000  $   193,000
                                                                ===========  ===========
Noncash financing activities:
   Preferred stock dividends and accretion.................... $   574,000  $   331,000
                                                                ===========  ===========
   Issuance of common stock for conversion of preferred stock
   and payment of dividends payable........................... $ 2,080,000  $   446,000
                                                                ===========  ===========

   Warrants and options issued for services and issuance costs $   369,000           --
                                                                ===========  ===========

   Common stock issued for employees benefit plans............ $   172,000           --
                                                                ===========  ===========

See notes to condensed financial statements.

ABAXIS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The condensed unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002. The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented. Certain amounts as presented in the financial statements for the previous periods have been reclassified to conform to the fiscal year 2003 financial statement presentation. The results for the period ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2003 or for any future period.

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income - Comprehensive income was the same as net income for the three and nine months ended December 31, 2002 and 2001.

New Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 effective April 1, 2002. The adoption of SFAS No. 143 did not have a significant impact on the Company's financial position or result of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and addresses the financial accounting and reporting for the impairment or disposal of long- lived assets. The Company adopted SFAS No. 144 effective April 1, 2002. The adoption did not have a significant impact on the Company's financial position or result of operations.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 generally requires that any gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense). The Company adopted SFAS No. 145 effective April 1, 2002. The adoption did not have a significant impact on the Company's financial position or result of operations.

In June 2002, the FASB issued SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of the Company's commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company intends to adopt the disclosure provisions of SFAS No. 148 on January 1, 2003. The Company does not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is not expected to have an impact on the financial position, results of operations or cash flows of the Company.

FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee.

3. NET INCOME (LOSS)
PER SHARE INFORMATION

Basic net income (loss) per share is computed based
upon the weighted average number of shares of common stock outstanding and the net income (loss) attributable to common shareholders.  Diluted net income
(loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding.  Shares used in the calculation of diluted net income (loss) per share for the three and nine months ended December 31, 2002 exclude an aggregate of 3,544,260 and 3,678,801 common equivalent shares, respectively, and for the three and nine months ended
December 31, 2001 exclude an aggregate of 3,435,720 and 2,819,167 common equivalent shares, respectively, related to outstanding options and warrants, using the treasury stock method and related to preferred shares issuable upon conversion of preferred stock, as their effect would be antidilutive.

In conjunction with the issuance of 3,620 shares of
Series E convertible preferred stock at $1,000 per share in April 2002, each investor received a warrant to purchase 50 shares of common stock for each preferred share acquired.  The common stock warrants are exercisable at $7.00 per share.  The portion of proceeds attributable to the value of such warrants of $590,000, determined using the Black-Scholes option-pricing model, and a corresponding charge reflecting the value of the embedded beneficial conversion feature was allocated to common stock.  During the nine months ended December
31, 2002, the Company recorded non-cash dividend charges related to the accretion of the beneficial conversion feature of $370,000.

The reconciliation of the weighted
average number of common shares outstanding used in calculating basic net income
(loss) per share and in calculating diluted net income (loss) per share is as follows (rounded in thousands):

                                                      Three Months Ended         Nine Months Ended
                                                        December 31,               December 31,
                                                  -------------------------  -------------------------
                                                     2002          2001         2002          2001
                                                  -----------   -----------  -----------   -----------
Weighted average number of common
  shares outstanding used in calculating
  basic net income (loss) per share.............  16,799,000    16,322,000   16,576,000    16,241,000
Weighted average number of dilutive
  stock options outstanding using
  the treasury stock method.....................     349,000       412,000           --       482,000
                                                  -----------   -----------  -----------   -----------
Weighted average number of shares
  outstanding used in calculating
  diluted net income (loss) per share...........  17,148,000    16,734,000   16,576,000    16,723,000
                                                  ===========   ===========  ===========   ===========

4. INVENTORY

Inventories are stated at the lower
of cost (first-in, first-out) or market and consist of the following (rounded in thousands):

                                                  December 31,     March 31,
                                                       2002          2002
                                                  -----------   -----------
Raw materials................................... $ 2,795,000  $  2,289,000
Work-in-process.................................   2,516,000     1,580,000
Finished goods..................................     691,000     1,689,000
                                                  -----------   -----------
                                                 $ 6,002,000  $  5,558,000
                                                  ===========   ===========

5. PRODUCT LIABILITY

The Company provides for provisions for the estimated future costs to be incurred under the Company's standard warranty obligations of one year.  The provision for warranty reserves is based on the history of warranty repairs and the outstanding warranty obligations.

The warranty reserve activity is summarized as follows for the three-month and nine-month periods ended December 31, 2002 (rounded in thousands):

                                                 Three Months Ended         Nine Months Ended
                                                 December 31, 2002          December 31, 2002
                                                  -----------                -----------
Beginning Balance............................... $   178,000                $   192,000
Additions Charged to Expense......................   235,000                    501,000
Deductions From Reserve...........................  (194,000)                  (474,000)
                                                  -----------                -----------
Ending Balance.................................. $   219,000                    219,000
                                                  ===========                ===========

6. LINE OF CREDIT AND LONG-TERM DEBT

In March 2002, the Company terminated certain line
of credit and equipment financing loans and entered into new line of credit and equipment financing loans with Comerica Bank-California.  The new line of credit provides for borrowings of up to $5,250,000, based on the Company's outstanding accounts receivables and inventory, as defined by the bank:  up to $4,000,000 is collateralized by domestic receivables and up to $1,250,000 is collateralized by foreign receivables.  This new line of credit bears interest at the prime rate, which was 4.25% at December 31, 2002, and is payable monthly.  Of the $4,000,000 domestic line of credit, $820,000 was committed to secure a letter of credit for the Company's facilities lease.  The domestic line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.
The foreign line of credit expired in September 2002 and was renewed until
September 2003.  The Company's weighted average interest rate on borrowings under its line of credit facilities during the three months ended December 31,
2002 and 2001 was 4.45% and 6.16%, respectively.  During the three and nine months ended December 31, 2002, the Company paid down $1,000,000 and $2,000,000, respectively, of its domestic line of credit.  During the three months ended
December 31, 2002, the Company borrowed $1,000,000 of its domestic line of
credit.   At December 31, 2002, the amount outstanding under the Company's  line of credit, which consists of both domestic and foreign borrowings, was
$1,000,000 and $2,997,000 was available for additional borrowings.

The balance of the new equipment financing loan at December 31, 2002 was
$1,050,000.  The equipment loan bears interest at the prime rate plus 1%, which was 5.25% at December 31, 2002, and is payable in monthly installments of principal and interest totaling approximately $42,000 over a period of three years.  The weighted average interest rate on equipment financing loans during the three months ended December 31, 2002 and 2001 was 5.45% and 6.66%, respectively.

The line of credit and equipment financing agreements
contain certain financial covenants, which are evaluated on a quarterly basis.
Included in these financial covenants, among other stipulations, is a requirement that the Company have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000.  The Company is also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2003.  In addition, the Company is required to have a minimum liquidity coverage, as defined, of not less than 1.25 to 1.00, cash flow coverage, as defined, of not less than 1.20 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $15,000,000 to be increased by
100% of any net equity capital raised and a minimum of 50% of net income.  At
December 31, 2002, the Company was in compliance with all of these covenants.

Borrowings under the line of credit and equipment
financing loans are secured by a pledge of the Company's net book value of assets of $24.8 million at December 31, 2002 including its intellectual property.

7. CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently operates in one segment and
develops, manufactures and markets portable blood analysis systems for use in any patient care setting to provide clinicians with rapid blood constituent measurements.  The following is a summary of revenues from external customers for each group of products and services provided by the Company (rounded in thousands):

                                                      Three Months Ended        Nine Months Ended
                                                        December 31,               December 31,
                                                  -------------------------  -------------------------
                                                     2002          2001         2002          2001
                                                  -----------   -----------  -----------  -----------
Blood chemistry analyzers....................... $ 2,643,000  $  2,620,000  $ 7,213,000   $ 7,535,000
Reagent discs and kits..........................   5,574,000     4,775,000   15,836,000    13,377,000
Other...........................................     236,000       609,000    1,404,000     1,373,000
                                                  -----------   -----------  -----------   -----------
  Product sales, net............................   8,453,000     8,004,000   24,453,000    22,285,000
Development and licensing
  revenue.......................................      35,000        35,000      151,000       135,000
                                                  -----------   -----------  -----------   -----------
Total revenues.................................. $ 8,488,000  $  8,039,000  $24,604,000   $22,420,000
                                                  ===========   ===========  ===========   ===========

Two distributors, Vedco Inc. and DVM Resources
accounted for 40% and 10%, respectively, of total revenues for the three-month period ended December 31, 2002, and 43% and 9%, respectively, of total revenues for the three- month period ended December 31, 2001.  Vedco Inc. and DVM
Resources accounted for 37% and 10%, respectively, of total revenues for the nine-month period ended December 31, 2002, and 46% and 7%, respectively, of total revenues for the nine-month period ended December 31, 2001.  The following is a summary of revenues  by geographic region based on customer location (rounded in thousands):

                                                      Three Months Ended        Nine Months Ended
                                                        December 31,               December 31,
                                                  -------------------------  -------------------------
                                                     2002          2001         2002          2001
                                                  -----------   -----------  -----------   -----------
United States .................................. $ 7,098,000  $  6,847,000   20,875,000  $ 19,520,000
Europe .........................................     975,000       841,000    2,772,000     1,958,000
Asia and Latin America..........................     415,000       351,000      957,000       942,000
                                                  -----------   -----------  -----------   -----------
Total .......................................... $ 8,488,000  $  8,039,000   24,604,000  $ 22,420,000
                                                  ===========   ===========  ===========   ===========

Substantially all of the Company's long-lived assets
are located in the United States.

8. CONVERTIBLE PREFERRED STOCK

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

During the nine months ended December 31, 2002, certain
holders of Series E Preferred converted 1,800 shares into 276,922 shares of common stock.  The remaining shares of Series E Preferred automatically converts into 856,924 shares of common stock upon the earlier of: (i) the first date following March 28, 2003 on which the closing per share price of Abaxis common stock exceeds $12.00 for twenty consecutive trading days (the
"Automatic Price Conversion Date"), or (ii) March 28, 2007;
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

In accordance with the provisions of Emerging Issues
Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5,
'Accounting for Convertible Securities with Beneficial Conversion Features of
Contingently Adjustable Conversion Ratios,' to Certain Convertible
Securities," which became effective in November 2000, the allocated value of the Series E convertible preferred stock contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series E convertible preferred stock and the fair market value of the common stock at the date of issuance.  The Company determined an aggregate dividend charge of $957,000 representing the value of the beneficial conversion feature.

The amounts recorded in the Company's financial
statements for the nine months ended December 31, 2002, representing the amounts attributed to the closings in April 2002, were as follows: net cash proceeds -
$3,366,000 ($254,000 of issuance costs incurred), allocation to warrants issued to investors - $590,000, warrants issued to advisors for services - $361,000, and the amount of the dividend charge related to the value of beneficial conversion feature - $370,000.

9.  LITIGATION

On March 28, 2002, Idexx Laboratories, Inc., the
Company's principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil
Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for the Company by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringed on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx.  In
May 2002, the Company entered into an agreement with S.A. Scientific under which the two parties agreed to joint representation by counsel to defend against the legal action filed by Idexx.  On December 6, 2002, the Company, and S.A.
Scientific, Inc. entered into a settlement agreement with Idexx under which, among other terms, the Company agreed to pay Idexx $249,500 in cash damages and to cease the selling of the particular canine heartworm antigen test referenced in the complaint.

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
We currently market this system for veterinary use under the name VetScan and in the human medical market under the name Piccolo®.  We also market a hematology analyzer under the name Vetscan HMT, which provides a complete blood count ("CBC") including three-part white blood cell ("WBC") differential in less than 2 minutes and requires only 12 u
L (microliter) of whole blood.  It provides results for eight selectable species, plus two user configurable programs.  We market one type of reagent kit with this analyzer.  We purchase the hematology analyzer and reagent kits from
Melet Schloesing Laboratories of France.  We are not obligated to purchase a minimum amount of analyzers or reagent kits.  We market the combination of the
VetScan and the VetScan HMT under the name VetScan DXS.

In the three months ended December 31, 2002, our
domestic revenues accounted for 84% of our total revenues versus 85% in the three months ended December 31, 2001.  In the nine months ended December 31,
2002, our domestic revenues accounted for 85% of total revenues versus 87% in the nine months ended December 31, 2001.  International revenues accounted for
16% of total revenues in the three months ended December 31, 2002 versus 15% in the three months ended December 31, 2001.  In the nine months ended December 31,
2002, international revenues accounted for 15% of total revenues versus 13% in the nine months ended December 31, 2001.  The reason for the decrease in domestic revenues and commensurate increase in international revenues as a percentage of total revenues was due primarily to our strategy to expand
European markets.

During the three months ended December 31,
2002, we sold 335 instruments worldwide, which includes both blood chemistry and hematology analyzers, a 2% decrease from 341 instruments sold in the three months ended December 31, 2001.  During the nine months ended December 31, 2002, we sold 881 instruments worldwide, a 8% decrease from 962 instruments sold in the nine months ended December 31, 2001.  The decrease in instrument sales reflects lower unit shipments primarily in the United States.  Our goal is to increase instrument sales in future periods by allocating additional resources to product selling and marketing, which includes a substantial increase in our sales force and incentive programs to retain highly skilled sales professionals.

Reagent discs and kits sold during the three months ended
December 31, 2002 were approximately 466,000, an increase of 12% compared to shipments of approximately 415,000 reagent discs and kits during the three months ended December 31, 2001.  Reagent discs and kits sold during the nine months ended December 31, 2002 were approximately 1,330,000, an increase of 15%
compared to shipments of approximately 1,157,000 reagent discs and kits during the nine months ended December 31, 2001.  The increase in reagent disc and kits sold is consistent with our belief that there will be increasing recurring reagent disc revenue as our product lines achieve greater market penetration and more consistent utilization.  This growth is mainly attributable to the expanded installed base of VetScan DXS systems and higher consumption rates of institutional users.

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
Scientific, Inc., of San Antonio, Texas, a privately-held leader in the development and manufacturing of a wide-range of one-step rapid tests for various diseases.  The addition of the VetScan Canine Heartworm Antigen Test expanded our product lines in the veterinary market.  However, in March 2002,
Idexx Laboratories, Inc., our principal competitor in the veterinary market, filed a patent infringement lawsuit against both S.A. Scientific and us.  On
December 6, 2002, S.A. Scientific, Inc. and us entered into a settlement agreement with Idexx under which, among other terms, we agreed to pay Idexx
$249,500 in cash damages and to cease the selling of the particular canine heartworm antigen test referenced in the complaint.  We intend to develop and introduce another canine heartworm antigen test in the near future, although there can be no assurance that we will be successful in such efforts or that
Idexx will not claim infringement under the patents previously enforced against us or upon other grounds.

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

Results of Operations

Total Revenues

During the three months ended December 31, 2002, we
reported total revenues of $8,488,000, a $449,000 or 6% increase from total revenues of $8,039,000 for the three months ended December 31, 2001.  The revenue increase was due to an increase of $23,000 in instrument sales, an increase of $799,000 in reagent sales and a decrease of $373,000 in other sales, most of which was due to sales from the canine heartworm tests.  Our instrument and reagent sales accounted for 31% and 66%, respectively, of our product sales in the three months ended December 31, 2002 compared to 33% and 60%, respectively, of our product sales in the three months ended December 31, 2001.
During the nine months ended December 31, 2002, we reported total revenues of
$24,604,000, a $2,184,000 or 10% increase from total revenues of $22,420,000 for the nine months ended December 31, 2001.  Our instrument and reagent sales accounted for 29% and 65%, respectively, of our product sales in the nine months ended December 31, 2002 compared to 34% and 60%, respectively, of our product sales in the nine months ended December 31, 2001.

During the three months ended December 31, 2002 and
2001, we reported development and licensing revenues of $35,000 from development and licensing revenues.  During the nine months ended December 31, 2002, we reported development and licensing revenues of $151,000, a $16,000 or 12%
increase from development and licensing revenues of $135,000 for the nine months ended December 31, 2001.  The fluctuations in development and licensing revenue are due to changes in our customers' use of our Orbos technology.

Total revenues in the U.S. for the three months ended
December 31, 2002 were $7,098,000, a $251,000 or 4% increase from total U.S.
revenues of $6,847,000 for the three months ended December 31, 2001.  Total revenues in the U.S. for the nine months ended December 31, 2002 were
$20,875,000, a $1,355,000 or 7% increase from total U.S. revenues of $19,520,000 for the nine months ended December 31, 2001.

Total revenues in Europe for the three months ended
December 31, 2002 were $975,000, a $134,000 or 16% increase from revenues of
$841,000 for the three months ended December 31, 2001.  Total revenues in Europe for the nine months ended December 31, 2002 were $2,772,000, a $814,000 or 42%
increase from revenues of $1,958,000 for the nine months ended December 31,
2001.  The increase in revenues reflects both an increase in instrument sales of approximately $301,000 and reagent sales of approximately $513,000.

Total revenues in Asia and Latin America for the three
months ended December 31, 2002 were $415,000, a $64,000 or 18% decrease from revenues of $351,000 for the three months ended December 31, 2001.  Total revenues in Asia and Latin America for the nine months ended December 31, 2002 were $957,000, a $15,000 or 2% increase from revenues of $942,000 for the nine months ended December 31, 2001.  The slight increase in revenues in Asia and
Latin America reflects an increase in instrument sales of $67,000 and a decrease in reagent sales of approximately $52,000.

Cost of Product Sales

Cost of product sales during the three
months ended December 31, 2002 was $4,391,000, or 52% of product sales, as compared to $4,208,000, or 52% of product sales, in the three months ended
December 31, 2001.  Cost of product sales during the nine months ended December
31, 2002 was $12,763,000, or 52% of product sales, as compared to $11,925,000, or 53% of product sales, in the nine months ended December 31, 2001.  The increase in cost of product sales was primarily attributable to continued
increases in sales volume of instruments and reagent discs.

Selling, General and Administrative
Expense

Selling, general and administrative expenses were
$2,875,000, or 34% of total revenues, in the three months ended December 31,
2002 compared to $2,331,000, or 29% of total revenues, in the three months ended
December 31, 2001.  Selling, general and administrative expenses were
$8,291,000, or 34% of total revenues, in the nine months ended December 31,
2002, compared to $6,850,000, or 31% of total revenues, in the nine months ended
December 31, 2001.  The increase in selling, general and administrative expenses was due primarily to our strategy to expand in the human medical market and an increase in legal and fees and related costs incurred to defend legal action filed by Idexx Laboratories, Inc.  The case was settled under the terms of an out-of-court agreement between the parties during the three months ended
December 31, 2002.  We expect selling, general and administrative expenses to slightly increase due to our strategy to expand in the human medical market.

Research and Development Expense

Research and development expenses were $870,000,
or 10% of total revenues, in the three months ended December 31, 2002, compared to $991,000, or 12% of total revenues, in the three months ended December 31,
2001.  Research and development expenses were $2,810,000, or 11% of total revenues, in the nine months ended December 31, 2002, compared to $2,835,000, or
13% of total revenues, in the nine months ended December 31, 2001.  We expect the dollar amount of research and development expenses to increase in the fiscal year ending March 31, 2003 as compared to fiscal year ended March 31, 2002 and slightly increase as a percentage of total revenues as we continue to allocate resources for development and clinical trials of new test methods to expand our test menus.  There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful.

Interest Income

Our interest income was $48,000 for the
three months ended December 31, 2002, compared to $13,000 for the three months ended December 31, 2001.  Interest income was $168,000 for the nine months ended
December 31, 2002, compared to $65,000 for the nine months ended December 31,
2001.  The interest income of $168,000 for the first nine months period of fiscal 2003 included approximately $116,000 earned on cash and cash equivalents and interest received of approximately $52,000 for our reagent rental program, in which we offer our customers extended payment terms for the purchase of instruments with no right of return provided also that they purchase a minimum quantity of reagent discs or kits from us over the term of the contract.

Interest Expense

We incurred interest expense of approximately
$19,000 on our capital equipment loan and line of credit and approximately
$5,000 on capital leases for equipment during the three months ended December
31, 2002.  No interest was capitalized during the period.  During the three months ended December 31, 2001, we incurred interest expense of approximately
$51,000 on our capital equipment loans and line of credit.  Interest expense for the nine months ended December 31, 2002 was $113,000.  Interest expense for the nine months ended December 31, 2001 was $173,000, net of capitalized interest of
$74,000 and other expense of $6,000 for currency losses.  We expect interest expense to decrease in the fiscal year ending March 31, 2003 compared to the fiscal year ended March 31, 2002 as we expect to rely less on bank financing than in the past.

Income Taxes

Income tax expense totaled $11,000 for the three
months ended December 31, 2002 compared to income tax expense of $25,000 for the three months ended December 31, 2001.  Income tax expense in these two periods primarily relate to taxes for various state tax jurisdictions.  Income tax expense totaled $24,000 for the nine months ended December 31, 2002 compared to
$29,000 for the nine months ended December 31, 2001.

Liquidity and Capital Resources

As of December 31, 2002, we had $10,672,000 in
cash and cash equivalents.  We expect to incur substantial additional costs to support our future operations, including further commercialization of our products and development of new test methods that will allow us to expand our veterinary market and further penetrate the human diagnostic market; acquisition of capital equipment for our manufacturing facility, which includes the ongoing costs related to continuing development of our current and future products; and
additional pre-clinical testing and clinical trials for our current and future products.

We anticipate that our existing capital resources,
debt financing, and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through at least the next twelve months.  Our future capital requirements will largely depend upon the increased market acceptance of our point-of-care blood analyzer products.  However, our sales in the human medical market are not predictable due to our limited experience with our products in that market.

Net cash provided by operating activities during the
nine months ended December 31, 2002 was $2,343,000 compared to net cash provided by operating activities of $1,718,000 in the nine months ended December 31,
2001.  Net cash provided by operating activities was due primarily to net income of $771,000 plus depreciation and amortization of $1,224,000, a decrease of
$510,000 in trade receivables and prepaid expenses and increases totaling
$857,000 in accounts payable, deferred rent and accrued payroll and related expenses.  These sources of cash were partially offset by increases totaling
$638,000 in inventories, deposits and other assets and decreases in warranty reserve, other accrued liabilities, deferred revenue and long-term commission obligations totaling $367,000.

Net cash used in investing activities for the nine
months ended December 31, 2002 was $867,000 as compared to net cash used of
$562,000 for the nine months ended December 31, 2001.  The increase in net cash used is due to an increase in the purchases of property and equipment.

Net cash provided by financing activities for the nine
months ended December 31, 2002 was $5,098,000 as compared to net cash used of
$380,000 for the nine months ended December 31, 2001.  Net cash provided by financing activities for the nine months ended December 31, 2002 was primarily the result of net cash proceeds from issuance of Series E preferred stock of
$6,812,000, the exercise of common stock options of $178,000, net borrowings of
$1,000,000 from the line of credit, offset by dividends payable of $457,000 and repayments on the line of credit, equipment financing and lease obligations totaling $2,435,000.  Net cash provided by financing activities for the nine months ended December 31, 2001 was primarily the result of proceeds from the exercise of common stock options of $379,000 and net borrowings of $600,000 from the line of credit, offset by repayments on the line of credit, equipment financing and lease obligations totaling $1,359,000.

Series E Convertible Preferred Stock - In March
2002 and April 2002, we sold 3,750 and 3,620 shares, respectively, of Series E convertible preferred stock (the "Series E Preferred") at a per share price of $1,000, resulting in aggregate net cash proceeds to us of $6,812,000.
We recorded stock offering proceeds receivable of $3,446,000 for the first closing of Series E Preferred at March 31, 2002.  The proceeds were received by us on April 3, 2002.  The Series E Preferred is non-voting and pays an annual cumulative dividend of 6.5% of the original issue price per share, payable semiannually either in cash or shares of common stock at our election.  Upon the liquidation of, dissolution of, winding-up of, or change of control in Abaxis, holders of the Series E Preferred are entitled to receive $1,000 per share, the original issue price, plus any accrued but unpaid dividends, as a liquidation preference prior to our making any distributions to holders of our common stock.

During the nine months ended December 31, 2002,
certain holders of Series E Preferred converted 1,800 shares into 276,922 shares of common stock.  The remaining shares of Series E Preferred automatically converts into 856,924 shares of common stock upon the earlier of:  (i) the first date following March 28, 2003 on which the closing per share price of our common stock exceeds $12.00 for twenty consecutive trading days (the "Automatic Price Conversion Date"), or (ii)
March 28, 2007; provided, however, that if the closing sales price of our common stock as reported on Nasdaq National Market System is less than $6.50 for each of the twenty (20) consecutive trading days immediately prior to and including March 28, 2007, then the Series E preferred stock will convert into common stock automatically upon the earlier to occur of (A) March 28,
2008, or (B) the Automatic Price Conversion Date.  The shares may also be converted at the option of the holder at any time.  The number of common shares into which the Series E convertible preferred stock is convertible is subject to adjustment for anti-dilution, stock splits, and other certain events.

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

In accordance with the provisions of Emerging Issues
Task Force (EITF) Issue 00-27, "Application of EITF Issue No. 98-5,
'Accounting for Convertible Securities with Beneficial Conversion Features of
Contingently Adjustable Conversion Ratios,' to Certain Convertible
Securities," the allocated value of the Series E convertible preferred stock contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series E convertible preferred stock and the fair market value of the common stock at the date of issuance.  Accordingly, we determined an aggregate dividend charge of $957,000 representing the value of the beneficial conversion feature.

The amounts recorded in our financial statements for
the nine months ended December 31, 2002, representing the amounts attributed to the closings in April 2002, were as follows: net cash proceeds - $3,366,000
($254,000 of issuance costs incurred), allocation to warrants issued to investors - $590,000, warrants issued to advisors for services - $361,000, and the amount of the dividend charge related to the beneficial conversion feature -
$370,000.

Line of Credit and Long-Term Debt - In March
2002, we terminated certain line of credit and equipment financing loans and entered into new line of credit and equipment financing loans with Comerica
Bank-California.  The new line of credit provides for borrowings of up to
$5,250,000, based on our outstanding accounts receivables and inventory, as defined by the bank: up to $4,000,000 is collateralized by domestic receivables and up to $1,250,000 is collateralized by foreign receivables.  This new line of credit bears interest at the prime rate, which was 4.25% at December 31, 2002, and is payable monthly.  Of the $4,000,000 domestic line of credit, $820,000 was committed to secure a letter of credit for our facilities lease.  The domestic line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.  The foreign line of credit expired in September
2002 and was renewed until September 2003.  The weighted average interest rate on borrowings under our line of credit facilities during the three months ended
December 31, 2002 and 2001 was 4.45% and 6.16%, respectively.  During the three and nine months ended December 31, 2002, we paid down $1,000,000 and $2,000,000 of our domestic line of credit.  During the three months ended December 31,
2002, we borrowed $1,000,000 of our domestic line of credit.  At December 31,
2002, the amount outstanding under our line of credit, which consists of both domestic and foreign borrowings, was $1,000,000 and $2,997,000 was available for additional borrowings.

The balance of the new equipment financing loan at December 31, 2002 was
$1,050,000.  The equipment loan bears interest at the prime rate plus 1%, which was 5.25% at December 31, 2002, and is payable in monthly installments of principal and interest totaling approximately $42,000 over a period of three years.  The weighted average interest rate on equipment financing loans during the three months ended December 31, 2002 and 2001 was 5.45% and 6.66%, respectively.

The line of credit and equipment financing agreements
contain certain financial covenants, which are evaluated on a quarterly basis.
Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000.  We are also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2003.  In addition, we are required to have a minimum liquidity coverage, as defined, of not less than 1.25 to 1.00, cash flow coverage, as defined, of not less than 1.20 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $15,000,000 to be increased by 100% of any net equity capital raised and a minimum of 50% of net income.  At December 31, 2002, we were in compliance with all of these covenants.

Borrowings under the line of credit and equipment
financing loans are secured by a pledge of our net book value of assets of $24.8 million at December 31, 2002 including our intellectual property.

Critical Accounting Policies - We have
identified certain accounting policies as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to the identified critical accounting policies on our business operations are discussed in our amended Annual Report on Form
10-K/A for the fiscal year ended March 31, 2002 filed with the Securities and
Exchange Commission on    December 24, 2002.

Contingencies - On March 28, 2002, Idexx
Laboratories, Inc., our principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District
of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for us by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringed on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx.  In May 2002, we entered into an agreement with S.A. Scientific under which we agreed to joint representation by counsel to defend against the legal action filed by Idexx.  On December 6, 2002, S.A. Scientific and us entered into a settlement agreement with Idexx under which, among other terms, we agreed to pay Idexx $249,500 in cash damages and to cease selling the particular canine heartworm antigen test referenced in the complaint.  We intend to develop and introduce another canine heartworm antigen test in the near future and there can be no assurance that Idexx will not claim infringement under the patents previously enforced against or upon other grounds.  We would incur expenses in the defense of such claims and our attention could be diverted from our operations.

New Accounting Pronouncements - In September
2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement
Obligations."  SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of long-lived assets and the associated asset retirement costs.  We adopted SFAS No. 143 effective April 1,
2002.  The adoption of SFAS No. 143 did not have a significant impact on our financial position or result of operations.

In October 2001, the FASB issued SFAS No. 144,
"Accounting for Impairment or Disposal of Long-Lived
Assets."   SFAS No. 144 supersedes SFAS No. 121,
"Accounting for the Impairment of Long-Lived Assets and
for Long-Lived Assets to Be Disposed Of" and addresses
the financial accounting and reporting for the impairment or disposal of long-
lived assets.  We adopted SFAS No. 144 effective April 1, 2002.  The adoption did not have a significant impact on our financial position or result of operations.

In April 2002, the FASB issued SFAS No. 145,
"Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB
Statement No. 13, and Technical Corrections."   SFAS No. 145 generally
requires that any gains or losses on extinguishment of debt in current or prior periods be classified as other income (expense).  We adopted SFAS No. 145 effective April 1, 2002.  The adoption did not have a significant impact on our financial position or result of operations.

In June 2002, the FASB issued SFAS 146,
"Accounting for Costs Associated with Exit or Disposal Activities,"
which addresses accounting for restructuring and similar costs.  SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force
Issue No. 94-3.  We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002.  SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred.  Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan.  SFAS 146 also establishes that the liability should initially be measured and recorded at fair value.  Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In December 2002, the FASB issued SFAS No. 148, "Accounting
for Stock-Based Compensation - Transition and Disclosure."  SFAS No. 148
amends FASB Statement No. 123, "Accounting for Stock-Based
Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS
123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  SFAS No. 148 is effective for fiscal years beginning after December 15, 2002.  The Company intends to adopt the disclosure provisions of SFAS No. 148 on January 1, 2003.  The Company does not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is not expected to have an impact on the financial position, results of operations or cash flows of the Company.

FASB Interpretation No. 45 "Guarantor's Accounting and Disclosure
Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of
Others" elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee.

RISK FACTORS THAT MAY AFFECT OUR
PERFORMANCE

 Our future performance is subject to a
number of risks.  If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline.  You should also refer to other information contained in our annual report for the fiscal year ended March 31, 2002, as amended, as filed on Form 10-K/A on
December 24, 2002, including the financial statements included therein and the notes related thereto.

When used in these risk factors, the words "anticipates,"
"believes," "expects," "intends,"
"plans," "future," and similar expressions identify forward-
looking statements.  Our actual results could differ materially from those that we project in the forward-looking statements as a result of factors that we have set forth throughout this document as well as factors of which we are currently not aware.

We Are Not Consistently Profitable; We Must
Increase Sales Of Our Piccolo And Vetscan DXS Products To Maintain Consistent
Profitability

 We recognized a net loss in two of the
last twelve calendar quarters ended December 31, 2002 before accounting for dividend charges associated with the issuance of our
preferred stock and non-cash charges related to the beneficial conversion feature contained in the preferred stock.  After accounting for such charges, we recognized a net loss in six of those quarters.  Although we realized net income before dividends for the quarters ended June 30, September 30, and
December 31, 2002 and all quarters in the fiscal year that ended March
 31, 2002, there can be no assurance that we will
experience profitability in the future.  As of
December 31, 2002, we have incurred cumulative net
losses of approximately $62 million.  Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our VetScan DXS and
Piccolo products.  Increasing our sales volume of our
products will depend upon our ability to:

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

  We Are Not Able To Predict Sales In Future Quarters
And A Number Of Factors Affect Our Periodic Results

   We are not able to
accurately predict our sales in future quarters.  In any quarter, we derive approximately 50% of our revenues from two distributors who resell our products to the ultimate user.  While we are better able to predict sales of our reagent discs, as we sell these discs primarily for use with analyzers that we sold in prior periods, we generally are unable to predict with much certainty sales of our analyzers, as we typically sell our analyzers to new users.  Accordingly, our sales in any one quarter are not indicative of our sales in any future period.
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
In addition, we have historically experienced a decrease in our sales, especially in Europe, in our second and third quarters, ending in September and
December of each year, which we believe is due to seasonal patterns in the decision making processes to acquire our products.  Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful.

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

  We are Dependent Upon Our Profitability, and If We
Cannot Remain Profitable We May Need Additional Funding In The Future And These
Funds May Not Be Available To Us

  We believe that our existing capital resources, bank and equipment financing loans and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through fiscal year 2004, although no assurances can be given.  Our bank financing documents contain a number of covenants concerning financial tests that we must meet that are more fully detailed in the agreements that we have filed with the SEC as exhibits to our periodic reports.  We may need additional funds if we are unable to meet requirements for continuing access to bank financing or  if we do not achieve anticipated revenues from the sale of our
Piccolo and VetScan DXS products.

   Further, we expect to incur substantial additional costs to support our future operations, including:

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

  To the extent that our existing
resources and anticipated revenue from the sale of our products are insufficient to fund our activities or if we are unable to meet the financial tests contained in our bank financing documents, we may have to raise additional funds from the issuance of public or private securities.  In the event that we cannot maintain compliance with the financial covenants of our bank financing agreements, we may also be subject to increased interest rate expenses.  We may not be able to raise additional funding, or if we are able to, we may not be able to raise funding on acceptable terms.  We may also dilute then-existing shareholders if we raise additional funds by issuing new equity securities.  Alternately, we may have to relinquish rights to certain of our technologies, products and/or sales territories if we are required to obtain funds through arrangements with collaborative partners.  If we are unable to raise needed funds, we may be required to curtail our operations significantly.  This would materially adversely affect our operating results and financial condition.

  We Recently Settled a Patent Infringement Lawsuit
And We Could Be the Subject of Similar Legal Action in the Future

  On March 28, 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary diagnostic market, filed a complaint in the United
States District Court for the District of Maine (Civil Action Docket No. 02-69-
P-H) alleging that a canine heartworm test produced for us by a third party,
S.A. Scientific, Inc., and sold using the Abaxis brand infringed on U.S. Patents
Nos. 4,965,187 and 4,939,096 held by Idexx.  In May 2002, we entered into an agreement with S.A. Scientific under which we have agreed to joint representation by counsel to defend against the legal action filed by Idexx.  On
December 6, 2002, the parties entered into a settlement agreement under which, among other terms, we will pay Idexx $249,500 in cash damages and we have agreed to cease the selling of the particular canine heartworm antigen test.  We intend to develop and introduce another canine heartworm antigen test in the near future and there can be no assurance that Idexx will not claim infringement under the patents previously enforced against or upon other grounds.  We would incur expenses in the defense of such claims and our attention could be diverted from our operations.

  We Rely On Patents And Other
Proprietary Information, The Loss Of Any Of Which Would Negatively Affect Our
Business

   As of December 31,
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

  Many of Our Sales Force Have Been Employed by Us for
Less Than One Year And We Must Effectively Train And Integrate Our Sales Team In
Order To Achieve Our Anticipated Revenue

  We have twenty-seven full-time sales personnel involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time.  While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals.  If we are to increase our sales, we will need to train new salespeople and supervise them closely.  We also will continue hiring additional sales personnel.  If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to market our products.

  We Need to Successfully Manufacture and Market
Additional, Recently Approved Reagent Discs For The Human Diagnostic Market If
We Are To Compete In That Market

   We have developed a blood analysis system that
consists of a portable blood analyzer and single-use reagent discs.  Each reagent disc performs a series of standard blood tests.  We believe that it is necessary to develop additional series of reagent discs with various tests for use with the Piccolo and VetScan DXS.  Historically, we primarily developed reagent discs suitable for the veterinary diagnostic market.  We recently received approval from the U.S. Food and Drug Administration to begin selling additional tests, namely HDL and triglycerides, for the more lucrative human diagnostic market.  These tests are included in standard tests for which the medical community receives reimbursements from third party payors such as HMOs and Medicare.  We may not be able to successfully manufacture or market these newly developed reagent discs.  Our failure to meet these challenges will materially adversely affect our operating results and financial condition.

  We Rely On Distributors To Sell Our
Products; We Rely On Sole Distributor Arrangements In A Number Of Countries

   We distribute our products
primarily through distributors.  As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products.  We have a number of distributors in the United States who distribute our VetScan DXS products.  Two distributors, Vedco Inc. and DVM
Resources accounted for 40% and 10%, respectively, of total revenues for the three-month period ended December 31, 2002.  Vedco Inc. and DVM Resources accounted for 37% and 10%, respectively, of total revenues for the nine-month period ended December 31, 2002.  We believe that our future growth depends on the efforts of these distributors.  If one of our distributors, particularly
Vedco, Inc., were to stop selling our products we may not be able to replace such lost revenue.  We operate on a purchase order basis with Vedco, Inc. and
DVM Resources and each of these distributors is under no contractual obligation to continue carrying our products.  Further, many of our distributors may carry our competitors' products, and may promote our competitors' products over our own products.  Finally, we do not have at this time distribution partners in the
United States or overseas who distribute our products for the human diagnostic market.

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
Relationships With

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
Amano Enzyme USA Co., Ltd., Biozyme Labs International Ltd., Genzyme
Corporation, Kikkoman Corporation Biochemical Division, Lee Biosolutions, Inc.,
the Diagnostic Systems and Molecular Biochemicals divisions of F. Hoffman-
La Roche, Ltd., Shinko American Inc., Sigma Aldrich Inc. and Worthington
Biochemical Corporation.

  •
 Blood Analyzer Components:  Our analyzer products use several technologically advanced components that we currently purchase from two single
source vendors, PerkinElmer, Inc. and Electro-Alliance, Inc.  Our analyzers use a printer that is only made by Sanyo
North America Corporation.  The loss of the supply of any of these components could force us to redesign our analyzers.

  •
 Hematology Instrument and Reagents:  We currently purchase HMT instruments and reagents from MELET SCHLOESING Laboratories (MELET) of
France.

  •
  Canine Heartworm Antigen
Test:  We intend to develop and release a canine heartworm antigen test to be supplied to us by S.A. Scientific, Inc., with whom we were recently a co-
defendant in patent litigation.

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
Diagnostics, Inc., Johnson & Johnson (including its subsidiary, Ortho-
Clinical Diagnostics, Inc.) and i-STAT Corporation.  Our principal competitors in the veterinary blood-analyzer market are Idexx Laboratories, Inc. and Heska
Corporation.  Most of our competitors have significantly greater financial and other resources than we do.  In particular, many of our competitors have large sales forces and well-established distribution channels.  Consequently, we must develop our distribution channels and improve our direct sales force in order to compete in these markets.

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

   Our Piccolo products are regulated under
the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration.  The FDA classified our initial Piccolo products as "Class II" devices.  Class II devices require us to submit to the FDA a pre-market notification form or 510(k).  The
FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing.  In our 510(k) notification, we must, among other things, establish that the product we plan to market is
"substantially equivalent" to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) to a product that the FDA has previously cleared under the 510(k) process.  The FDA review process of a 510(k) notification can last anywhere from three months to over a year, and the FDA must issue a written order finding "substantial equivalence" before a company can market a medical device.  To date, we have received market clearance from the FDA for our Piccolo System and 25 reagent tests that we have on eight reagent discs.  We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures.  These new test products are crucial for our success in the human diagnostic market.  If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

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

  We Must Comply With Strict And Costly Environmental
Regulations

   We are subject to stringent federal, state and
local laws, rules, regulations and policies that govern the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes.  In particular, we are subject to laws, rules and regulations governing the handling and disposal of biohazardous materials used in the development and testing of our products.  We handle and dispose of human and veterinary blood samples for testing (whole blood, plasma, serum) and we pay approximately $40,000 per year to comply with applicable environmental regulations.  Although we believe that we have complied with applicable laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may have to incur significant costs to comply with environmental regulations if our manufacturing to commercial levels continues to increase.  In addition, if a government agency determines that we have not complied with these laws, rules and regulations, we may have to pay significant fines and/or take remedial action that would be expensive and we do not carry environmental-related insurance coverage.

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

  For our accounts receivable line of credit, the
interest rate is equal to the prime rate.  Consequently, an increase in the prime rate would expose us to higher interest expenses.  The balance on our accounts receivable line of credit was $1,000,000 as of December 31, 2002.
Based on this balance, for each 1% increase in the prime rate, we would pay approximately $2,500 of additional interest each quarter.

  For our long-term debt, which is our equipment loan,
the interest rate is equal to 1.0% over the prime rate.  As with our accounts receivable credit facility, any increase in interest rates would expose us to higher interest expenses.  The balance on our long-term debt was $1,050,000 as of December 31, 2002.  Based on this balance, for each 1% increase in the prime rate, we would pay a total of approximately $2,600 of additional interest each quarter.

  All of our sales are denominated in US dollars, except
for sales under our OEM agreement to provide VetScan systems to MELET which are denominated in Euros.  Sales to MELET during the three months ended December 31,
2002 were less than 3% of our total revenues.  At December 31, 2002, the net receivable from Melet was $27,000.

  As a matter of management policy, we do not currently
enter into transactions involving derivative financial instruments.  In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Statement of Financial Accounting Standards No.
133, "Accounting for Derivative Instruments and Hedging Activities,"
in which case we will formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking such hedge transactions.

  Item 4.  Controls and Procedures

  (a) Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c)
promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report.  Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of that date.

  (b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

  PART II -- OTHER INFORMATION

  Item 1.
Legal Proceedings

  We are involved in various litigation
matters in the normal course of business.  Except for the lawsuit discussed below and for which a settlement agreement was reached in December 2002, we believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

  On March 28, 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary diagnostic market, filed a complaint in the United States District
Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for us by a third party, S.A. Scientific,
Inc., and sold using the Abaxis brand infringed on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx.  In May 2002, we entered into an agreement with
S.A. Scientific under which we have agreed to joint representation by counsel to defend against the legal action filed by Idexx.  On December 6, 2002, S.A.
Scientific, Inc and us entered into a settlement agreement with Idexx under which, among other terms, we agreed to pay Idexx $249,500 in cash damages and to cease the selling of the particular canine heartworm antigen test referenced in the complaint.  We intend to develop and introduce another canine heartworm antigen test in the near future and there can be no assurance that Idexx will not claim infringement under the patents previously enforced against us or upon other grounds.

  Item 2.
Changes in Securities and Use of Proceeds

   None

  Item 3.  Defaults Upon Senior Securities

   None

  Item 4.  Submission of Matters to a Vote of Security Holders

   None

  Item 5.  Other Information

  On October 22, 2002, we held our 2002 Annual Meeting of Shareholders
(the "Annual Meeting").  At the Annual Meeting, all five of the director nominees eligible for re-election were re-elected for one-year terms to the
Board of Directors and an increase of 500,000 shares for shares reserved under the Abaxis 1998 Stock Option Plan was approved.  However, Abaxis'
reincorporation into Delaware, along with associated changes in
Abaxis'certificate of incorporation and bylaws, was not approved.

  On November 7, 2002, our Board of Directors amended our Bylaws to increase the size of the Board from six to seven members.  Concurrently, the
Board of Directors appointed Henk J. Evenhuis to fill the newly created vacancy on the Board and in addition appointed Mr. Evenhuis to the audit committee of the Board.  Mr. Evenhuis served from 1999 to 2002 as Vice President and Chief
Financial Officer of Fair Isaac &. Co. (NYSE:  FIC), a developer of credit scoring systems and analytical technology, and from 1987 to 1997 as Executive
Vice President and Chief Financial Officer of Lam Research Corporation (Nasdaq:
LRCX), a semiconductor equipment company.  On January 28, 2003, Mr. Evenhuis was unanimously elected by the Board of Directors as Chairman of the Audit Committee.

  Also on January 28, 2003, the Board of Directors amended our Bylaws to include certain provisions regarding advance notice requirements for the presentation of shareholder business and director nominations before annual and special meetings
of shareholders.   Our Bylaws, as amended and in their entirety, are attached as Exhibit 3.2 and are incorporated herein by reference.

  Item 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits included herein (numbered
in accordance with Item 601 of Regulation S-K)

Exhibit Number

Description

3.2

Bylaws, as amended

10.34

 Distribution Agreement by and between Abaxis and Melet Schloesing Laboratories, dated March 11, 1999 (1)

10.36

 Third Modification and Addendum to Loan and Security Agreement with Comerica Bank -
California dated October 21, 2002

 99.1
99.2

 Certification of Chief Executive Officer
Certification of Chief Financial Officer

  (1) Confidential treatment has been applied to the SEC for portions of this exhibit.  This exhibit was first filed by Abaxis on December 24, 2002 as an exhibit to Abaxis' Annual Report, as amended, on Form 10-K/A and is hereby re-filed in its entirety with certain previously redacted terms included herein.

  (b) Reports on Form 8-K

   On December 11, 2002, we filed a Current Report on
Form 8-K to announce that we reached an out-of-court settlement with IDEXX
Laboratories, Inc. ("IDEXX") with respect to IDEXX' patent infringement lawsuit concerning the sale and manufacturing of a canine heartworm test kit manufactured by Abaxis partner and co-defendant S.A. Scientific, Inc., a privately held company located in San Antonio, Texas ("SAS") and sold by Abaxis.
Accordingly, on December 10, 2002, the lawsuit was dismissed in the United
States District Court for the District of Maine.

  SIGNATURES

  Pursuant to the requirements of
the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.

(Registrant)

  Date: February 12, 2003

By: /s/ Clinton H. Severson

Clinton H. Severson

 President, Chief Executive Officer and Director
(Principal Executive Officer)

  Date: February 12, 2003

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

  Date: February 12, 2003

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

  Date: February 12, 2003

  /s/ Alberto R. Santa Ines

Alberto R. Santa Ines

Chief Financial Officer and

Vice President, Finance