Form 10-K
period 2003-03-31
ABAXIS INC
filed 2003-06-30
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

(Mark One)
☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2003

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-19720

ABAXIS, INC.
(Exact name of registrant as specified in its charter)

California (State of Incorporation)	77-0213001 (IRS Employer Identification No.)

3240 Whipple Road
Union City, CA 94587
(Address of principal executive offices)

Telephone number (510) 675-6500
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No par value
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

     Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes ☐ No ☒

     The aggregate market value of the voting stock held by non-affiliates of Abaxis, as of June 25, 2003 was approximately $98,855,068 based upon the closing sale price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose.

     We had 16,959,330 shares of Common Stock outstanding on June 25, 2003.

PART I
ITEM 1. BUSINESS
General
Our Industry: In Vitro Diagnostic Testing
Abaxis Products
Customers and Distribution
Competition
Manufacturing
Material Relationships with Suppliers and Other Third Parties
Government Regulation
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
STATEMENTS OF SHAREHOLDERS EQUITY
STATEMENTS OF CASH FLOWS
NOTES TO FINANCIAL STATEMENTS
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION AND OTHER MATTERS
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. CONTROLS AND PROCEDURES
ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) 1. Financial Statements
2. Financial Statement Schedules
Exhibits
(b) Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 99.1
EXHIBIT 99.2

PART IV
	ITEM 16.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K		68
		(a)	1. Financial Statements	68
			2. Financial Statement Schedules	68
			3. Exhibits	68
		(b)	Reports on Form 8-K	68
SIGNATURES				69
EXHIBITS INDEX				72
CERTIFICATIONS				76

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

ITEM 1.     BUSINESS

General

     Abaxis, Inc. (“us” or “we”), incorporated in California in 1989, develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurements. Our principal offices are located at 3240 Whipple Road, Union City, California 94587, and our telephone number at that location is (510) 675-6500. We maintain a website at www.abaxis.com. Investors can obtain copies of our filings with the Securities and Exchange Commission from this site free of charge, as well as from the Securities and Exchange Commission website at www.sec.gov.

     Our primary product is a system consisting of a compact 6.9 kilogram analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 12 tests. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma samples. The system provides test results in less than 15 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer. We currently market this system for veterinary use under the name VetScan® and in the human medical market under the name Piccolo®. We also market a hematology analyzer under the name Vetscan HMT, which provides a complete blood count (“CBC”) including three-part white blood cell (“WBC”) differential in less than 2 minutes and requires only 12 µL (microliter) of whole blood. It provides results for eight selectable species, plus two user configurable programs. We market one type of reagent kit with this analyzer. We purchase the hematology analyzer and reagent kits from Melet Schloesing Laboratories of France. We are not obligated to purchase a minimum amount of analyzers or reagent kits. We market the combination of the VetScan and the VetScan HMT under the name VetScan DXS. Our primary operations and all but three of our employees are in the United States; the three remaining employees work in our office in Germany. During the fiscal years ended March 31, 2003, 2002 and 2001, approximately 84%, 86% and 85% of our revenues were from the United States, respectively, 11%, 9% and 9% were from Europe, respectively, and 5%, 5% and 6% were from Asia and Latin America, respectively.

     We offer our point-of-care blood chemistry analyzer system with a total of 24 test methods. Our repertoire of test methods includes alanine aminotransferase (ALT), albumin (ALB), alkaline phosphatase (ALP), amylase (AMY), aspartate aminotransferase (AST), calcium (CA++), chloride (CL-), creatine kinase (CK), creatinine (CRE), gamma glutamyl transferase (GGT), glucose (GLU), high-density lipoprotein cholesterol (HDL), magnesium (MG), phosphorous (PHOS), potassium (K+), sodium (NA+), thyroxine (T4), total bilirubin (TBIL), total carbon dioxide (TCO2), total cholesterol (CHOL), total protein (TP), triglycerides (TRIG), urea nitrogen (BUN) and uric acid (UA). Twenty of these tests are marketed for both human and veterinary markets. Tests for T4, phosphorous and magnesium are currently marketed exclusively in the veterinary market. We market our reagent products by configuring these 24 test methods in panels that are designed to meet a variety of clinical diagnostic needs. We currently offer 8 multi-test reagent disc products in the human medical market and 10 multi-test reagent disc products in the veterinary market.

     Our focus in the fiscal year ending March 31, 2004 will continue to be in the veterinary market where we believe we can receive immediate economic rewards, while at the same time enhancing products that will allow us to aggressively expand our presence in the human blood analysis market. We intend to continue our marketing efforts of our Piccolo systems to the US armed forces and likewise continue to expand the sales of our Piccolo systems into the civilian human diagnostic point-of-care market. Internationally, we will continue to focus our sales effort in Asia, Europe and Latin America especially due to the favorable impact of foreign exchange rates.

     Sales for any future periods are not predictable with a significant degree of certainty. We generally operate with limited order backlog because our products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. We currently operate in one segment.

     Two distributors, Vedco Inc. and DVM Resources accounted for 36% and 11%, respectively, of total revenues for the fiscal year ended March 31, 2003, 41% and 8%, respectively, of total revenues for the fiscal year ended March 31, 2002 and 51% and 7%, respectively, of total revenues for the fiscal year ended March 31, 2001.

     Our research and development expenses were $3,888,000, $3,834,000 and $3,458,000 in our fiscal years ended March 31, 2003, 2002 and 2001, respectively.

Our Industry: In Vitro Diagnostic Testing

     More than 15 billion human blood tests are performed annually worldwide. These blood tests are performed mostly in commercial laboratories, hospitals, urgent care centers or physicians’ offices. Sales of in vitro diagnostic products for use by these facilities to conduct blood testing total approximately $20 billion per year. Although over 1,000 different tests are performed on blood, fewer than 50 different tests account for approximately 75% of all blood testing. These tests are considered the “gatekeepers” of medical care as physicians routinely use them to diagnose and monitor the treatment of disease. A significant portion of the top 50 tests prescribed by physicians fall in the clinical chemistry category. In vitro diagnostic products sold for the purpose of conducting clinical chemistry tests represent approximately 50% of the total $20 billion market, while diagnostic testing products for immunoassay represent another 30% of the market. With such a large volume of testing, centralized laboratories using automated batch testing equipment have become the norm in providing physicians the diagnostic test results they need to make medical treatment decisions.

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

     In the United States, there are approximately 48,000 veterinarians who generate annual billings of almost $3 billion in diagnostic testing. In the veterinary market, blood testing has become more important to veterinarians by providing them valuable diagnostic information. Veterinarians have historically relied on the services of the centralized laboratories. The same factors affecting the human diagnostic market, however, also impact veterinary practices. Small desktop instruments such as the Dade Behring Analyst, Idexx VetTest (Kodak DT60) and Heska Corporation (Spotchem) have been marketed to veterinarians to perform in-house blood testing. While these products have made in-house testing possible for veterinarians, they still require skilled technicians to properly use and maintain these products. As a result, based on our market research, more than half of the veterinarians in the United States do not perform in-house testing despite its cost and timing advantages.

     We believe that a key element of the patient-centered, cost-constrained health care system in the year 2003 and beyond will be the availability of blood analysis systems in the patient care setting that are easily and reliably operated by caregivers and provide accurate, real time results for making immediate clinical decisions. The optimal system uses whole blood, has built-in calibration and quality control, provides quick turnaround time, is portable and low cost. In addition, the optimal near-patient system should be easy to use by people with no special training and capable of transmitting test results instantly to patient information management systems.

     Abaxis has developed a blood analysis system incorporating all of these criteria into a 6.9 kilogram analyzer and a series of menu-specific, single-use reagent discs. The system is essentially a compact portable laboratory that can be easily carried to the patient. Each reagent disc is pre-configured with multiple analytes and contains all the reagents necessary to perform a fixed menu of tests. Taking the system to the patient care site instead of shipping the sample to a central laboratory makes blood testing and analysis as easy as measuring the patient’s blood pressure, temperature, and heart rate and eliminates the necessity of multiple visits to the doctor’s office. Additional advantages of near-patient testing include eliminating errors from sample handling, transcription and transportation, which, studies have shown, may cause up to 85% of reporting errors. We have also adapted this blood analysis system to the veterinary market in order to bring the same advantages to animal healthcare professionals and patients.

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

Hematology

     In March 1999, we signed an original equipment manufacturing (OEM) and distribution agreement with MELET SCHLOESING Laboratoires (MELET) under which we market and sell the MELET hematology instrument and reagents and MELET markets and sells the VetScan DXS and Piccolo products. We market the MELET hematology instrument as the VetScan HMT in the veterinary market. Under the agreement, we have the right to market the HMT in Australia, Canada, Israel, Mexico, the United Kingdom and the United States.

     MELET markets and sells the VetScan DXS and Piccolo products in Austria, Belgium, France, the Netherlands and the Middle East, excluding Israel. MELET launched its sales of the VetScan DXS in the first quarter of fiscal year ended March 31, 2000.

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

     To perform a panel of tests, the operator collects a blood sample. The operator then transfers the sample into the reagent disc. The operator places the disc into the analyzer drawer, and enters patient, physician, and operator identification numbers. The analyzer spins the disc to separate cells from plasma, meters and mixes plasma with diluent, distributes diluted plasma to the cuvettes, and monitors chemical reactions. In less than 15 minutes, results are printed out on a result card with an adhesive backing for inclusion in the patient’s medical record. A computer port enables transmission of patient results to external computers for patient data management.

     We introduced our Piccolo system to the human marketplace in November 1995 with two reagent discs, General Health Panel 8 and General Health Panel 11. Since that time we have introduced six new panels, and are currently marketing eight panels for our Piccolo system, with the capability to test a total of 21 individual analytes. In addition, there are three new panels (with two additional analytes) due for imminent release upon completion of their clinical trials. These panels, the Hepatic Function Panel, the Renal Function Panel and the Comprehensive Metabolic Panel, will join the Electrolyte Panel, Basic Metabolic Panel and Lipid Panel as Abaxis panels which are approved organ and disease panels from the Centers for Medicare & Medicaid Services (“CMS”). During the fiscal year ended March 31, 2003, as part of the development of the new panels, three new analytes — High Density Lipoprotein (HDL), Triglycerides and Phosphorous received 510(k) clearance from the U.S. Food and Drug Administration (“FDA”).

     The VetScan system was introduced in the US veterinary market in July 1994. We initially launched the system with the Diagnostic Profile, a nine-test reagent product. Since then, we have added new test methods and new reagent disc products targeted to fulfill different veterinary diagnostic needs. We introduced the Diagnostic Profile II (DPII) and the Large Animal Profile (LAP) in the fourth quarter of fiscal 2001. The DPII offers phosphorous for the detection of renal disease and the LAP offers phosphorous and magnesium tests primarily used in dairy animals. In February 2002, we introduced the Avian/Reptilian Profile to the VetScan family of reagent products. The Avian/Reptilian profile offers unique capabilities to diagnose illnesses and according to research is the fastest growing segment of veterinary medicine. In September 2002, we released the VetScan Comprehensive Diagnostic Profile rotor, which provides a comprehensive 14-parameter veterinary blood chemistry and electrolyte panel. The Comprehensive Diagnostic Profile is the latest in a broad menu of chemistry profiles offering the veterinarian a selection of diagnostic and species-related chemistry and electrolyte combinations on single-use, disposable rotors. As of June 2003, we offered a total of nine reagent disc products to our veterinary customers.

Orbos Process

     The dry reagents used in our reagent discs are produced using a proprietary technology called the Orbos® Discrete Lyophilization Process. This process allows the production of an accurate, precise amount of active chemical ingredient in the form of a soluble bead. The Orbos process involves flash-freezing a drop of liquid reagent to form a solid bead and then freeze-drying the bead to remove water. The Orbos beads are stable in dry form and dissolve rapidly in aqueous solutions. We believe that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. We have licensed the technology underlying the Orbos process to Amersham Biosciences Corp. (formerly Pharmacia Biotech, Inc.) and we have a supply contract with Becton Dickinson Immunocytometry Systems for products using the Orbos process. Revenues from these arrangements, however, are unpredictable. We continue to explore potential applications with other companies, although there can be no assurance that we will be able to develop any new applications for the Orbos process.

VetScan Canine Heartworm Antigen Test

     In December 2001, we introduced and launched the VetScan Canine Heartworm Antigen Test. We purchased the VetScan Canine Heartworm Antigen Test from S.A. Scientific, Inc., of San Antonio, Texas, a privately-held leader in the development and manufacture of a wide-range of one-step rapid tests for various diseases. In March 2002, Idexx Laboratories, Inc. sued both Abaxis and S.A. Scientific for infringement upon patents issued to Idexx. On December 6, 2002, the case was settled under the terms of an out-of-court agreement between the parties. Among other terms, Abaxis paid Idexx $249,500 in cash damages and ceased the selling of the particular canine heartworm antigen test referenced in the complaint. In light of the terms of the settlement, Abaxis and S.A. Scientific have mutually agreed to renegotiate the terms of our commercial relationship as we intend to explore introducing a new canine heartworm antigen test in the future.

Future Products

     We continue to develop new products that we believe will provide further opportunities for growth in the human and veterinary markets. For the human medical market, we are completing the developments of the Renal Function, Hepatic Function and Comprehensive Metabolic Panels. These rotors are currently in clinical trials and are expected to be introduced in the fiscal year ending March 31, 2004. Additionally, we have begun working on the feasibility of a second generation Lipid Panel Disc that would add liver function tests to the lipid panel. Development of test methods for other disc products will be targeted at specific applications based on fulfilling clinical needs. Our current focus of test methods development is in clinical chemistry. In addition to clinical chemistry, we have demonstrated our ability to perform immunoassay tests in our blood analysis system by successfully developing the Thyroxine (T4) test in the veterinary market. We believe other homogeneous immunoassay methods can be performed with our discs to measure a wide assortment of blood analytes, such as therapeutic drugs and controlled substances. Although there can be no assurance that we will be able to develop any of these potential products, we believe that our technology and expertise will allow us to develop reagent disc products in the future to provide a variety of additional blood tests.

Customers and Distribution

Customers

     Abaxis sells its point-of-care blood analyzer products and reagent discs either directly or through distributors depending on the needs of the customer segment. In the delivery of human or veterinary care there are many kinds of providers and a multitude of sites where Abaxis products could be used as an alternative to relying on a central laboratory for blood test information. We believe that our current Piccolo system menu of 26 reagent test results is suitable for a variety of the human medical market segments. These market segments include military installations (ships, field hospitals and mobile care units), physicians office practices (oncology/hematology), urgent care and walk-in clinics (free-standing or hospital-connected), home care providers (national, regional or local), nursing homes, ambulance companies, dialysis centers, hospital labs and draw stations. We believe that our veterinary reagent product offerings meet a substantial part of the clinical diagnostic needs of veterinarians. Potential customers for the VetScan DXS are primarily companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine practitioners, veterinary referral hospitals, private toxicology laboratories and university and government toxicology research laboratories.

Distribution Within North America

     We sell our human-oriented products directly to those customers who serve large human patient populations with employed caregivers such as the military, hospitals and managed care organizations. As a result of health care reform, we anticipate a consolidation of providers with more centralized purchasing of medical products based on the standardization of care and the use of patient outcome studies to influence purchase decisions. We plan to achieve our direct sales objectives by employing highly skilled sales specialists and eventually sales teams which will work closely with providers in performing studies to show that the use of the Piccolo point-of-care blood chemistry analyzer rather than laboratory alternatives can provide better outcomes at a lower cost.

     In the future, we will be exploring distributions with local and national organizations. These distributors can contribute to identifying potential customers and introducing the product, but often need the support of our personnel in closing the sale. Product distributors are generally of two types: large companies that primarily serve hospitals, clinics and large health maintenance organizations (HMOs) nationwide using multiple warehouses and extensive transportation systems and smaller companies that provide the daily supplies needed by office-based physicians. In the human market, national firms sell thousands of products, including furniture, capital equipment, surgical instruments and a myriad of consumables. The smaller companies generally direct their product offerings to those items a physician uses daily in caring for primarily ambulatory patients. These firms also may sell lower priced equipment such as diagnostic instruments, which are used in conjunction with consumable reagents.

     Veterinarians are served typically by local distributors, some with national affiliations. We currently have a non-exclusive agreement with Vedco, Inc., which is a national network of fourteen independent distributors with 23 sales offices in the US. We also have ten additional distribution agreements with independent distributors. In addition to selling through distributors, we directly supply our VetScan products to Veterinary Centers of America (VCA), the nation’s largest veterinary hospital chain. We intend to enter into arrangements with additional veterinary distributors as well as pursue direct veterinary sales where appropriate.

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

     We currently have distribution agreements in the following countries: Argentina, Australia, Austria, Bahrain, Belgium, France, Germany, Greece, Israel, Italy, Japan, Korea, Mexico, New Zealand, Nigeria, Norway, Poland, Portugal, South Africa, Spain, Switzerland, United Arab Emirates, the United Kingdom and Venezuela. Each distributor agreement contains a number of requirements that must be met to retain exclusivity, including minimum order quantity commitments, trade show and promotion requirements and a specified number of demonstration analyzer requirements. In most cases, the foreign distributors need to either go through a FDA-equivalent approval process with national regulators or clinical trials/market evaluations with their local opinion leaders in the medical field. Each distributor is responsible for obtaining the required approvals. There can be no assurance that any of our distributors will be successful in obtaining proper approvals for Abaxis products in their respective countries or that these distributors will be successful in marketing Abaxis products. In August 2001, we signed a non-exclusive agreement with Scil Animal Care Company GmbH of Germany, a leading supplier of veterinary technology and supplies, to distribute VetScan in Europe and in August 2002, we entered into an exclusive distribution agreement to distribute our VetScan products in Japan with T. Chatani & Co. We plan to continue to enter into additional distribution agreements to enhance our international distribution base and solidify our international presence.

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

     Most of our current and potential competitors have significantly greater financial and other resources than Abaxis, and we anticipate that competition will continue to be intense. In particular, most of these competitors have large sales forces and well-developed channels of distribution. To compete, we must develop effective channels of distribution and a focused dedicated sales force. Our principal competitor in the veterinary market is Idexx Laboratories, Inc.

Manufacturing

     We began manufacturing our VetScan products for the commercial market during the fiscal year ended March 31, 1995. The VetScan HMT is manufactured by MELET in France and is purchased by us as a completed instrument. We began manufacturing Piccolo products for commercial sale in the fiscal year ended March 31, 1996. To produce and commercially ship Piccolo products, we must have a license to manufacture medical products in the State of California, where we conduct our principal manufacturing activities, and have approval from the FDA as a medical device manufacturer. In May 1996, we received our initial license to manufacture medical products from the State of California. In September 1996, the FDA granted our manufacturing facility “in compliance” status, according to the regulations for current Good Manufacturing Practices (“cGMP”) for medical devices. Our manufacturing facility is inspected by the FDA and the State of California on a routine basis, typically once every 24 months. We received our manufacturing license for our Union City facility from the State of California in May 2001. In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards. In March 2003, the FDA conducted a facilities inspection and verified our compliance with the 21 CFR 820 Regulation. Although we are not required to comply with all of the government regulations applicable to the human market when manufacturing the VetScan DXS products, we have established all of our manufacturing operations to be cGMP and Quality System Regulations (“QSR”) compliant as this ensures product quality and integrity regardless of end use or patient.

     In addition to the development of standardized manufacturing processes and quality control programs for the entire manufacturing process, our manufacturing activities are concentrated in the following three primary areas:

Point-of-Care Blood Chemistry Analyzer

     The analyzer used in the Piccolo and VetScan system employs a variety of components designed or specified by Abaxis, including a variable speed motor, microprocessors, a liquid crystal display, a result card printer, a spectrophotometer and other electronic components. These components are manufactured by several third party vendors that have been qualified and approved by Abaxis and then assembled by contract manufacturers for Abaxis. The components are assembled at the Abaxis facility into the finished product and completely tested to ensure that the finished product meets product specifications. The analyzer uses technologically advanced components, many of which are available only from single source vendors. Also, the analyzer uses technologically advanced components, some of which we currently purchase from two single source vendors, PerkinElmer, Inc. and Electro-Alliance, Inc., neither of which have a written supply agreement with us and thus both of which are not contractually obligated to continue supplying us with components in the quantities or at the prices that both companies have performed historically.

Reagent Disc

     The molded plastic discs used in the manufacture of the reagent disc are manufactured to our specifications by an established injection-molding manufacturer. To achieve the precision required for accurate test results, the discs must be molded to very narrow tolerances. To date, we have only qualified two manufacturers, C. Brewer Co. and Nypro Oregon, Inc., to mold the discs and we have seven qualified molds. We have also qualified a second manufacturing site with Nypro Orgegon, Inc. We do not have supply agreements with either C. Brewer Co. or Nypro Oregon, Inc. and neither company is under any contractual obligation to continue supplying us with discs either in the quantities or at the prices that such companies have done historically. We are also working with our suppliers to improve yields and increase capacity on the existing production molds. While we have increased the number of disc molding tools to strengthen and better protect our line of supply, an inability by our injection-molding manufacturers to supply sufficient discs would have a material adverse impact on our results of operations.

     We assemble the reagent discs by using the molded plastic discs, loading the disc with reagents and then ultrasonically welding together the top and bottom pieces. In the quarter ended March 3l, 2002, we completed our development of a semi-automated disc assembly line (“semi-autoline”) to provide anticipated capacity for future demand and to improve production efficiency. This semi-autoline was placed into service during the fiscal year ended March 31, 2003.

Reagent Beads

     The reagent discs contain diluent and all the dry reagent chemistry beads necessary to perform blood analyses. Abaxis purchases chemicals from third party suppliers and formulates the raw materials, using proprietary processes, into beads at the proper concentration and consistency to facilitate placement in the reagent disc and provide homogeneous dissolution and mixing when contacted by the diluted plasma. We are dependent on the following companies who are our sole source providers of one or more chemicals that we use in the reagent production process: Amano Enzyme USA Co, LTD, Biozyme Labs International LTD, Genzyme Corporation, Kikkoman Corporation Biochemical Division, Lee Biosolutioncs, Inc., the Diagnostic Systems and Molecular Biochemicals divisions of F. Hoffman-La Roche, Ltd., Shinko American Inc., Sigma Aldrich Inc. and Worthington Biochemical Corporation. We do not have supply agreements with any of these companies and they are under no contractual obligation to continue supplying us in the quantities or at the price such companies have done historically. Although we believe all of the chemicals provided by these companies would be readily available elsewhere and we continue to evaluate vendor sources to protect and improve our lines of supply, the loss of any of these companies as a supplier could materially adversely affect our manufacturing activities and results of operations.

Material Relationships with Suppliers and Other Third Parties

     MELET SCHLOESING Laboratoires: Under our March 1999 agreement with MELET SCHLOESING Laboratoires, we acquired the non-exclusive right to distribute MELET’s veterinary hematology analyzers and reagent in the United States, Canada, the United Kingdom, Australia, New Zealand, Mexico and Japan, while MELET acquired the non-exclusive right to distribute our VetScan analyzer and rotors in France, Belgium, the Netherlands, Luxembourg, Austria, Hungary and various Middle Eastern countries (excluding Israel), as well as Taiwan and China. The agreement has a ten year term, but is also subject to certain minimum purchase quantities on both our and MELET’s parts during the first three years of the contract term.

Amersham Biosciences Corp. (formerly Pharmacia Biotech, Inc.): Under our 1994 agreement with Pharmacia Biotech, we licensed our Orbos bead technology to Pharmacia Biotech for use in various medical tests. This agreement was amended in June 1997 to include DNA/RN and Human Leukocyte Antigen testing. We receive royalty payments equal to 5% of net sales, as defined in the agreement, of Amersham’s products that use our technology.

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

DVM Resources: We do not have any contractual relationship with DVM Resources, one of our distributors that for the fiscal year ended March 31, 2003 accounted for 11% of our revenue. Consequently, DVM Resources may at any time cease to purchase our products without any penalty.

S.A. Scientific, Inc.: In November 2001, we signed a term sheet with S.A. Scientific, Inc. of San Antonio, Texas, under which S.A. Scientific agreed to provide us with canine heartworm antigen tests that we would distribute and sell using the Abaxis brand. The term sheet did not include any reference to indemnification by S.A. Scientific in the event that Abaxis was sued for patent infringement with respect to the canine heartworm antigen test. In March 2002, Idexx Laboratories, Inc. sued both Abaxis and S.A. Scientific for infringement upon patents issued to Idexx. The case was settled under the terms of an out-of-court agreement on December 6, 2002. Among other terms, Abaxis agreed to pay Idexx $249,500 in cash damages and to cease the selling of the particular canine heartworm antigen test referenced in the complaint. In light of the terms of the settlement, we and S.A. Scientific have mutually agreed to renegotiate the terms of our commercial relationship as we intend to explore introducing a new canine heartworm antigen test in the future.

Scil Animal Care Gmbh: In September 2001, we entered into a five-year non-exclusive distribution agreement with Scil Animal Care Company GmbH of Germany, under which Scil will distribute our VetScan products in Belgium, Denmark, Finland, Germany, Norway, Sweden and the Netherlands.

Vedco: We do not have any contractual relationship with Vedco, Inc., one of our distributors that for the fiscal year ended March 31, 2003 accounted for 36% of our revenue. Consequently, Vedco may at any time cease to purchase our products without any penalty.

Government Regulation

Piccolo System

     Abaxis’ Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act (the “Amendment”). Our current products are Class I or Class II devices requiring the submission of a 510(k) market notification to substantiate label claims prior to marketing. In our submission, we must, among other things, establish that the product to be marketed is “substantially equivalent” to a product that was on the market prior to the Amendment or to a product that has previously been cleared under the 510(k) process. The typical time for clearance of 510(k)s can be from three to six months and the FDA must issue a written order finding substantial equivalence.

     To date, Abaxis has received market clearance for its portable blood analyzer and 26 test methods from the FDA for its Piccolo system. We are currently planning to continue developing additional tests that will require clearance through the FDA. We received FDA clearance for our phosphorous test method in September 2002 and high-density liproproteins cholesterol (HDL) and triglycerides test methods in January 2003. The Amendment also requires us to manufacture our products in accordance with the cGMP and QSR, using facilities registered to manufacture our products. Our facility is subject to periodic inspections by the FDA. In addition, the use of our facilities may be regulated by various state agencies, such as the Food and Drug Branch (FDB) of the State of California. In May 2001, we received our new state license from the FDB for our facility in Union City, California, which allows us to ship products for the human market. In March 2003, the FDA conducted a facilities inspection and verified our compliance with the 21 CFR 820 Regulation.

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

VetScan DXS

     The government regulations discussed above generally do not apply to our VetScan DXS products in the US. Internationally, among the countries where we currently have established distribution arrangements, to our knowledge, Japan is the only market whereVetScan DXS products are subject to government approvals. In Japan, the Ministry of Agriculture, Forestry and Fishery regulates veterinary diagnostic devices, and thus the DXS System must be approved by such Ministry prior to being marketed in Japan.

     In order to maintain high quality standards for all products, we are using the same manufacturing facilities to manufacture all point-of-care blood chemistry analyzers whether they be for the Piccolo or VetScan system products and therefore is following the same manufacturing processes and procedures where practical.

Intellectual Property

     We have pursued the development of a patent portfolio to protect our technology. As of June 2003, we have filed 26 United States patent applications. The following 23 patents have been issued:

Patent No.	Description	Issue Date	Expiration Date

5,061,381	Apparatus and Method for Separating Cells from Biological Fluids	October 29, 1991	June 4, 2010

5,122,284	Apparatus and Method for Optically Analyzing Biological Fluids	June 16, 1992	April 1, 2011

5,173,193	Centrifugal Rotor Having Flow Partition	December 22, 1992	April 1, 2011

5,186,844	Apparatus and Method for Continuous Centrifugal Blood Cell Separation	February 16, 1993	April 1, 2011

5,242,606	Sample Metering Port for Analytical Rotor Having Overflow Chamber	September 7, 1993	September 7, 2010

5,275,016	Cryogenic Apparatus	January 4, 1994	April 24, 2012

5,304,348	Reagent Container for Analytical Rotor	April 19, 1994	February 11, 2012

5,403,415	Method and Device for Ultrasonic Welding	April 4, 1995	November 17, 2013

5,409,665	Simultaneous Cuvette Filling with Means to Isolate Cuvettes	April 25, 1995	September 1, 2013

5,413,732	Reagent Compositions for Analytical Testing	May 9, 1995	May 9, 2012

5,457,053	Reagent Container for Analytical Rotor	October 10, 1995	October 10, 2012

5,472,603	Analytical Rotor with Dye Mixing Chamber	December 5, 1995	December 5, 2012

5,478,750	Methods for Photometric Analysis	December 26, 1995	March 31, 2013

5,518,930	Simultaneous Cuvette Filling with Means to Isolate Cuvettes	May 21, 1996	September 1, 2013

5,590,052	Error Checking in Blood Analyzer	December 31, 1996	April 14, 2014

5,591,643	Simplified Inlet Channels	January 7, 1997	January 7, 2014

5,599,411	Method and Device for Ultrasonic Welding	February 4, 1997	November 17, 2013

5,624,597	Reagent Compositions for Analytical Testing	April 29, 1997	April 29, 2014

5,693,233	Methods of Transporting Fluids Within An Analytical Rotor	December 2, 1997	April 2, 2012

5,776,563	Dried Chemical Compositions	July 7, 1998	July 7, 2015

5,998,031	Dried Chemical Compositions	December 7, 1999	August 19, 2011

6,235,531	Modified Siphons for Improved Metering Precision	May 22, 2001	September 1, 2013

6,251,684	Dried Chemical Compositions	June 26, 2001	August 18, 2011

     Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain competitive position. We have filed nine international applications under the Patent Cooperation Treaty (PCT) and we are selectively filing patent applications in countries where we anticipate to market our products. Under the nine PCT applications, we have filed 33 national foreign applications in various countries and eighteen of them have been granted. Of these eighteen, three are being opposed by the European Patent Office, and we are in the process of responding to their concerns.

Employees

As of March 31, 2003, we had 150 full-time employees distributed across the following divisions:

•	23 in research and development;

•	71 in manufacturing operations;

•	48 in sales and marketing; and

•	8 in general and administrative.

     We also use temporary help to assist in carrying out certain operational duties. As of March 31, 2003, we had 12 temporary employees with most of them assisting in manufacturing operations. None of our employees are covered by collective bargaining agreements and management considers its relations with employees to be good.

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

     On March 28, 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for us by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringes on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. On December 6, 2002, the parties entered into a settlement agreement under which, among other terms, we paid Idexx $249,500 in cash damages and we have ceased the selling of the particular canine heartworm antigen test referenced in the complaint. We are exploring whether or not we will introduce another canine heartworm antigen test in the future and there can be no assurance that any party will not claim patent infringement against us or file suit upon other grounds.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No items were submitted to a vote of security holders during the quarter ended March 31, 2003.

PART II

ITEM 5.     MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our initial public offering of common stock was completed in January 1992. Since that date, our common stock has been traded on the NASDAQ National Market under the symbol “ABAX”.

     The high and low prices for our common stock during each quarter since April 1, 2001 are exhibited in the table below, as represented by the high and low daily trade closing sales prices as reported by NASDAQ:

Year Ended March 31, 2002	High	Low

Quarter ended June 30	$6.220	$2.688
Quarter ended September 30	$5.600	$3.570
Quarter ended December 31	$5.800	$3.700
Quarter ended March 31	$6.990	$5.630

Year Ended March 31, 2003

Quarter ended June 30	$6.510	$4.360
Quarter ended September 30	$4.520	$3.000
Quarter ended December 31	$4.294	$3.190
Quarter ended March 31	$4.039	$3.290

     As of June 25, 2003, we had 246 shareholders of record.

     The terms of our Series D convertible preferred stock, which we issued in October and November 2000, and our Series E convertible preferred stock, which we issued in March and April 2002, prohibit us from paying dividends on or making distributions with respect to our common stock unless at the same time an equivalent dividend with respect to the Series D or Series E convertible preferred stock is paid or declared and set apart for payment. During the fiscal year ended March 31, 2003, we paid $457,000 in cash dividends on our Series D and E convertible preferred stock in accordance with our Certificates of Determination of the Rights, Preferences, Privileges and Restrictions of Series D and Series E convertible preferred stock, respectively. Under our debt agreements, we are restricted from paying aggregate cash dividends on our stock in excess of 50% of our net income on an annual basis or in excess of 100% of our net income on an annual basis if the line of credit balance is zero prior to and for a period of 30 days following the dividends payout. We have never paid dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

     In March 2002 and April 2002, we sold 3,750 and 3,620 shares of Series E convertible preferred stock at $1,000 per share, respectively, resulting in aggregate net cash proceeds of $6,812,000. The Series E convertible preferred stock is non-voting and pays an annual cumulative dividend of 6.5% of the original purchase price per share, which is payable semiannually in either cash or shares of our common stock at our election. Upon the liquidation of, dissolution of, winding-up of, or change of control in Abaxis, holders of the Series E convertible preferred stock are entitled to receive $1,000 per share, the original purchase price, as a liquidation preference prior to Abaxis making any distributions to holders of common stock. The liquidation preference is subject to adjustment for stock splits, dividends, reorganizations and the like and is in addition to any accrued but unpaid dividends.

     During the fiscal year ended March 31, 2003, certain holders of Series E Preferred converted 1,800 shares into 276,922 shares of common stock. The remaining shares of Series E Preferred automatically converts into 856,924 shares of common stock upon the earlier of: (i) the first date following March 28, 2003 on which the closing per share price of Abaxis common stock exceeds $12.00 for twenty consecutive trading days (the “Automatic Price Conversion Date”), or (ii) March 28, 2007; provided, however, that if the closing sales price of the common stock as reported on Nasdaq National Market System is less than $6.50 for each of the twenty (20) consecutive trading days immediately prior to and including March 28, 2007, then the Series E preferred stock will convert into common stock automatically upon the earlier to occur of (A) March 28, 2008, or (B) the Automatic Price Conversion Date. The shares may also be converted at the option of the holder at any time.

     Each investor in our Series E convertible preferred stock received a warrant to purchase 50 shares of our common stock for each share of Series E convertible preferred stock acquired. The common stock warrants are valid for five years and exercisable at $7.00 per share. Approximately $1,235,000 of the aggregate proceeds were attributed to the value of the warrants and allocated to common stock. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: contractual life of five years, volatility of 78.6%, risk free interest rate of 4.57%-4.92% and no dividends during the contractual term. In connection with the sale of the Series E convertible preferred stock we issued to advisors for services a fully-vested warrant to purchase 113,385 shares of our common stock at an exercise price of $6.50 per share and 25,000 shares of our common stock. The aggregate value of these warrants and shares of common stock of $601,000 was recorded as a stock issuance cost. The value of the warrants was determined using the Black-Scholes option pricing model with assumptions substantially consistent with those used for valuing the warrants issued to the investors.

     We filed a resale registration statement with the Securities and Exchange Commission covering the common stock underlying both the shares of the Series E convertible preferred stock and the warrants we issued in connection with the sale of the Series E convertible preferred stock which was declared effective by the SEC on February 13, 2003.

Securities Authorized for Issuance Under Equity Compensation Plans

     Abaxis has two equity incentive plans under which our equity securities are or have been authorized for issuance to our employees or directors: the 1989 Stock Option Plan, which was amended and restated as the 1998 Stock Option Plan, and the 1992 Outside Directors’ Stock Option Plan. Both the 1998 Stock Option Plan and the 1992 Outside Directors’ Stock Option Plan have been approved by our shareholders. In June 2002, the time period for granting options under the Directors’ Plan expired in accordance with the terms of the plan. From time to time we issue warrants to purchase shares of our common stock to non-employees, such as service providers and purchasers of our preferred stock.

     The following table provides aggregate information through March 31, 2003 regarding (i) grants under both of our equity incentive plans, and (ii) outstanding warrants to purchase our common stock.

Equity Compensation Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by our shareholders:
1998 Stock Option Plan	2,411,795	$4.54	532,688
1992 Outside Directors’ Stock Option Plan	97,000	$4.09	—

Equity securities not approved by our shareholders:
Warrants to purchase our common stock (1)	1,277,452	$6.91	—

Total:	3,786,247	$5.33	532,688

     (1) Consists of warrants that have a five year term in which they may be exercised. All warrants were issued to service providers, except for warrants to purchase an aggregate of 328,900 and 368,500 shares of our common stock at a per share exercise price of $7.00 issued to purchasers of our Series D and Series E convertible preferred stock, respectively.

ITEM 6.     SELECTED FINANCIAL DATA

     The following selected financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended March 31,

	2003	2002	2001	2000	1999

Statement of Operations Data:
Product sales, net	$34,532,000	$30,418,000	$29,536,000	$23,236,000	$13,295,000
Development and licensing revenue	248,000	213,000	237,000	140,000	156,000

Total revenues	34,780,000	30,631,000	29,773,000	23,376,000	13,451,000

Costs and operating expenses:
Cost of product sales	17,755,000	15,966,000	16,560,000	12,695,000	9,882,000
Selling, general and administrative	11,564,000	9,333,000	9,641,000	7,765,000	5,104,000
Research and development	3,888,000	3,834,000	3,458,000	3,534,000	2,627,000

Total costs and operating expenses	33,207,000	29,133,000	29,659,000	23,994,000	17,613,000

Income (loss) from operations	1,573,000	1,498,000	114,000	(618,000)	(4,162,000)
Interest and other income	217,000	91,000	140,000	187,000	183,000
Interest and other expense	(149,000)	(269,000)	(45,000)	(170,000)	(203,000)

Net income (loss) before income taxes	1,641,000	1,320,000	209,000	(601,000)	(4,182,000)
Income tax provision (benefit)	5,000	16,000	21,000	(24,000)	28,000

Net income (loss) (a)	$1,636,000	$1,304,000	$188,000	$(577,000)	$(4,210,000)

Basic and diluted net income (loss) per share	$0.02	$0.02	$(0.09)	$(0.05)	$(0.31)

Shares used in computing basic per share amounts	16,634,447	16,264,153	15,994,438	14,295,748	13,794,450

Shares used in computing diluted per share amounts	17,014,313	16,811,326	15,994,438	14,295,748	13,794,450

(a)  Net income attributable to common shareholders used in the computation of diluted net income per share for the fiscal year ended March 31, 2003 was $401,000 which reflects preferred dividends of $865,000 and a non-cash preferred dividend charge of $370,000 related to the beneficial conversion feature contained in our Series E Preferred Stock issued in April 2002. Net income attributable to common shareholders used in the computation of diluted net income per share for the fiscal year ended March 31, 2002 was $271,000 which reflects preferred dividends of $446,000 and a non-cash preferred dividend charge of $587,000 related to the beneficial conversion feature contained in our Series E Preferred Stock issued in March 2002. Net (loss) attributable to common shareholders used in the computation of diluted net loss per share for the fiscal year ended March 31, 2001 was $(1,460,000), which reflects preferred dividends of $230,000 and a non-cash preferred dividend charge of $1,418,000 related to the beneficial conversion feature contained in our Series D Preferred Stock issued in October 2000. Net (loss) attributable to common shareholders used in the computation of diluted net income per share for the fiscal year ended March 31, 2000 was $(728,000), which reflects preferred dividends of $151,000. Net (loss) attributable to common shareholders used in the computation of diluted net loss per share for the fiscal year ended March 31, 1999 was $(4,309,000) which reflects preferred dividends of $88,000 and preferred stock accretion of $11,000.

	March 31,

	2003	2002	2001	2000	1999

Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$10,430,000	$4,098,000	$2,012,000	$2,049,000	$5,426,000
Working capital	17,855,000	13,282,000	7,811,000	4,019,000	5,828,000
Total assets	32,368,000	29,680,000	26,001,000	14,098,000	12,914,000
Long-term obligations, excluding current portion	1,218,000	1,747,000	2,191,000	878,000	889,000
Convertible preferred stock	3,176,000	2,561,000	—	—	—
Total shareholders’ equity	22,268,000	18,152,000	15,495,000	7,237,000	7,530,000

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Abaxis, Inc. (“us” or “we”), incorporated in California in 1989, develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurements. Our primary product is a system consisting of a compact 6.9 kilogram analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 12 tests. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma samples. The system provides test results in less than 15 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer. We currently market this system for veterinary use under the name VetScan® and in the human medical market under the name Piccolo®. We also market a hematology analyzer under the name Vetscan HMT, which provides a complete blood count (“CBC”) including three-part white blood cell (“WBC”) differential in less than 2 minutes and requires only 12 µL (microliter) of whole blood. It provides results for eight selectable species, plus two user configurable programs. We market one type of reagent kit with this analyzer. We purchase the hematology analyzer and reagent kits from Melet Schloesing Laboratories of France. We are not obligated to purchase a minimum amount of analyzers or reagent kits. We market the combination of the VetScan and the VetScan HMT under the name VetScan DXS.

     In the fiscal year ended March 31, 2003, our domestic revenues accounted for 84% of our total revenues versus 86% in the fiscal year ended March 31, 2002, and international revenues accounted for 16% in the fiscal year ended March 31, 2003 versus 14% in the fiscal year ended March 31, 2002. The primary reasons for the increase in international revenues and commensurate decrease in domestic revenues as a percentage of total revenues in the fiscal year ended March 31, 2003 were the favorable exchange rates on sales outside of the US and that we signed a new exclusive distribution partnership for Japan with T. Chatani and Co.

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

     We introduced our VetScan Canine Heartworm Antigen Test in December 2001. The test is a stand-alone lateral flow device similar in format to simple pregnancy tests. Results are available in a maximum of 10 minutes. We purchased the Vetscan Canine Heartworm Antigen Test from S.A. Scientific, Inc., of San Antonio, Texas, a privately-held leader in the development and manufacturing of a wide-range of one-step rapid tests for various diseases. The addition of the VetScan Canine Heartworm Antigen Test expanded our product lines in the veterinary market. However, in March 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary market, filed a patent infringement lawsuit against both S.A. Scientific and us. On December 6, 2002, we and S.A. Scientific, Inc. entered into a settlement agreement with Idexx under which, among other terms, Abaxis paid Idexx $249,500 in cash damages and ceased the selling of the particular canine heartworm antigen test referenced in the complaint. We are exploring whether or not we will introduce another canine heartworm antigen test in the near future, although there can be no assurance that we would be successful in any such efforts or that any party will not claim patent infringement on us or file suit upon other grounds.

     We continue to explore the application of our proprietary technology used to produce the dry reagents used in the reagent discs, called the Orbos Discrete Lyophilization Process, to other companies’ products. This process allows the production of an accurate, precise amount of active chemical ingredients in the form of a soluble bead. We believe that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. We have contracts with Becton Dickinson Immunocytometry Systems and Amersham Biosciences Corp. (formerly Pharmacia Biotech, Inc.) to either supply products or license Orbos technology. Revenues from these agreements, however, is unpredictable. We are currently working with other companies to determine the potential suitability of the Orbos technology to these companies’ products. As resources permit, we will pursue other development, licensing or manufacturing agreement opportunities for our Orbos technology with other companies. There can be no assurances, however, that other applications will be identified or that additional agreements with us will result.

Results of Operations

Total Revenues

     During the fiscal year ended March 31, 2003, we reported total revenues of $34,780,000, a $4,149,000 or 14% increase from the fiscal year ended March 31, 2002 total revenues of $30,631,000. The increase in revenues in the fiscal year ended March 31, 2003 compared to the fiscal year ended March 31, 2002 were driven by increased unit sales of reagent discs in the US and Europe, increased instrument placements in Asia, Europe and Latin America, increased instrument placements and reagent discs sold to the military, offset by a decrease in instrument placements in the US (excluding sales to the military) and a decrease in other sales in the US. In the fiscal year ended March 31, 2003, we ceased selling the Vetscan Canine Heartworm Test. Our revenues in the fiscal year ended March 31, 2002 increased $858,000 or 3% from the fiscal year ended March 31, 2001 total revenues of $29,773,000. The increase in revenues in the fiscal year ended March 31, 2002 compared to the fiscal year ended March 31, 2001 were due to increased unit sales of reagent discs in the US and Europe, increased Orbos sales and sales of our VetScan Canine Heartworm Antigen Test introduced in December 2001, offset by decreases in unit sales of VetScan DXS.

     Total revenues in the US for the fiscal year ended March 31, 2003 were $29,067,000, a $2,604,000 or 10% increase from the fiscal year ended March 31, 2002 of $26,463,000. The net increase in the US in the fiscal year ended March 31, 2003 compared to the fiscal year ended March 31, 2002 was attributed to increases of $492,000 in total instrument placements and reagent discs sold to the military, $2,739,000 of unit sales of reagent discs sold to all other customers (excluding the military) and $35,000 from development and licensing revenue, offset by decreases of $249,000 in instrument placements to all other customers (excluding the military) and $413,000 in other sales. Total revenues in the US for the fiscal year ended March 31, 2002 were $26,463,000, a $1,029,000 or 4% increase from the fiscal year ended March 31, 2001 of $25,434,000.

     Total revenues in Europe for the fiscal year ended March 31, 2003 were $3,838,000, a $1,058,000 or 38% increase from the fiscal year ended March 31, 2002 of approximately $2,780,000. The increase in Europe in the fiscal year ended March 31, 2003 compared to the fiscal year ended March 31, 2002 was attributed to increases of $288,000 in instrument placements and $770,000 of reagent discs sold. Total revenues in Europe for the fiscal year ended March 31, 2002 were $2,780,000, a $196,000 or 8% increase from the fiscal year ended March 31, 2001 of $2,584,000.

     Total revenues in Asia and Latin America for the fiscal year ended March 31, 2003 were $1,875,000, a $487,000 or 35% increase from the fiscal year ended March 31, 2002 of $1,388,000. The net increase in revenue in Asia and Latin America in the fiscal year ended March 31, 2003 compared to March 31, 2002 was attributed to an increase of $581,000 in instrument sales, offset by a decrease of $94,000 in reagent discs sales. The revenues from Asia and Latin America increased in the fiscal year ended March 31, 2003 as a result of favorable exchange rates on sales outside of the US and also, we signed a new exclusive distribution partnership for Japan with T. Chatani and Co. Total revenues in Asia and Latin America were $1,388,000, a $367,000 or 21% decrease from the fiscal year ended March 31, 2001 of $1,755,000.

     Two distributors, Vedco Inc. and DVM Resources accounted for 36% and 11%, respectively, of total revenues for the fiscal year ended March 31, 2003, 41% and 8%, respectively, of total revenues for the fiscal year ended March 31, 2002 and 51% and 7%, respectively, of total revenues for the fiscal year ended March 31, 2001.

Product Sales, Net

     During the fiscal year ended March 31, 2003, we reported net product sales of $34,532,000, a $4,114,000 or 14% increase from the fiscal year ended March 31, 2002 net product sales of $30,418,000. The change in net product sales was due to an increase of $840,000 in instrument sales, an increase of $3,687,000 in reagent sales and a decrease of $413,000 in other sales. Other sales included a decrease of $618,000 in Orbos sales and an increase of $16,000 in sales from the VetScan Canine Heartworm Test, which we ceased selling in December 2002 as a result of an out-of-court settlement. Total sales of the canine heartworm test in the fiscal year ended March 31, 2003 were $467,000. Net product sales for the fiscal year ended March 31, 2002 increased $882,000 or 3% from the fiscal year ended March 31, 2001 of $29,536,000. The change in net product sales was due to a decrease of $4,944,000 in instrument sales, an increase of $4,056,000 in reagent sales and an increase of $1,770,000 in other sales, most of which was due to sales from the VetScan Canine Heartworm Test of $451,000 and an increase of $1,058,000 in Orbos sales. Most of the increased sales in the fiscal year ended March 31, 2002 occurred in the US. Our instrument and reagent sales accounted for 31% and 63%, respectively, of our product sales in the fiscal year ended March 31, 2003 compared to 33% and 60%, respectively, of our product sales in the fiscal year ended March 31, 2002.

     During the fiscal year ended March 31, 2003, we sold 1,342 instruments, which includes both blood chemistry and hematology analyzers, compared with 1,260 instruments sold in the fiscal year ended March 31, 2002. The increase in instrument sales reflects increased unit shipments in both the domestic and international markets. Our goal for the fiscal year ending March 31, 2004 is to continue the increase in instrument sales by allocating resources to product selling and marketing. We intend to introduce marketing programs emphasizing instrument sales. We also plan to increase our sales force and offer incentives programs to retain highly skilled sales professionals.

     Reagent discs sold during the fiscal year ended March 31, 2003 were approximately 1,836,000, an increase of 18% compared to approximately 1,560,000 reagent discs in the fiscal year ended March 31, 2002. Approximately 95% of these reagent discs were for veterinary applications. The increase in reagent disc sold during our fiscal year ended March 31, 2003 compared to the fiscal year ended March 31, 2002 is consistent with our belief that there will be recurring reagent disc revenue as our product lines mature. This growth is mostly attributable to the expanded installed base of VetScan DXS and higher consumption rates of institutional users.

Development and Licensing Revenue

     We receive royalty payments from Amersham Biosciences (formerly Pharmacia Biotech) equal to 5% of net sales, as defined in our agreement, of Amersham’s products that use our technology. During the fiscal year ended March 31, 2003, we reported development and licensing revenue of $248,000, a $35,000 or 16% increase from $213,000 in the fiscal year ended March 31, 2002. Development and licensing revenue in the fiscal year ended March 31, 2002 decreased $24,000 or 10% from $237,000 in the fiscal year ended March 31, 2001. The fluctuations in development and licensing revenue during fiscal years ended March 31, 2003, 2002 and 2001 are due to changes in our customers’ use of our Orbos technology. Such fluctuations are unpredictable.

Cost of Product Sales

     Cost of product sales for the fiscal year ended March 31, 2003 was $17,755,000 or 51% of product sales, as compared to $15,966,000 or 52% of product sales in the fiscal year ended March 31, 2002. In the fiscal year ended March 31, 2001, cost of product sales was $16,560,000 or 56% of product sales. The decrease in cost of product sales as a percent of revenue for the fiscal year ended March 31, 2003 as compared to the fiscal year ended March 31, 2002 and fiscal year ended March 31, 2002 as compared to fiscal year ended March 31, 2001 were primarily attributable to continued increases in sales volume of reagent discs and lower unit costs resulting from improved manufacturing processes and absorption of fixed costs of our current facilities.

Selling, General and Administrative Expense

     Selling, general and administrative expenses were $11,564,000 or 33% of total revenues in the fiscal year ended March 31, 2003 compared to $9,333,000 or 30% of total revenues in the fiscal year ended March 31, 2002, and

$9,641,000 or 32% of total revenues in the fiscal year ended March 31, 2001. The increase in selling, general and administrative expenses of $2,231,000 or 24% in the fiscal year ended March 31, 2003, compared to the fiscal year ended March 31, 2002, was primarily due to increased expenses of $1,024,000 devoted to sales and marketing resources in the human medical market and $890,000 of costs related to legal action filed by Idexx. The decrease in selling, general and administrative expenses of $308,000 or 32% in the fiscal year ended March 31, 2002, compared to the fiscal year ended March 31, 2001, was primarily due to one time charges of $380,000 incurred in our fiscal year ended March 31, 2001 associated with the relocation to new facilities.

Research and Development Expense

     We incurred research and development expenses of $3,888,000 in the fiscal year ended March 31, 2003 compared with $3,834,000 in the fiscal year ended March 31, 2002 and $3,458,000 in the fiscal year ended March 31, 2001. The $54,000 or 1% increase in research and development expenses in the fiscal year ended March 31, 2003 compared to the fiscal year ended March 31, 2002 was primarily related to the completion of clinical trials and Food and Drug Administration (FDA) clearance on our Lipid Panel for use in the Piccolo diagnostic system and completion of the VetScan Comprehensive Diagnostic Profile rotor for use in the veterinary market. The $376,000 or 11% increase in research and development expenses in the fiscal year ended March 31, 2002 compared to the fiscal year ended March 31, 2001 was primarily due to increases in pre-clinical testing and clinical trials of new test methods, configuration of rotors and other project developments.

     Research and development activities accounted for 11% of total revenues during the fiscal year ended March 31, 2003 as compared to 13% of total revenues during the fiscal year ended March 31, 2002 and 12% during the fiscal year ended March 31, 2001. We anticipate the dollar amount of research and development expenses to increase in the fiscal year ending March 31, 2004 from the fiscal year ended March 31, 2003 but remain consistent as a percentage of total revenues, as we complete development and clinical trials of the Renal Function, Hepatic Function and Comprehensive Metabolic tests in the human medical market. There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful.

Interest and Other Income

     Interest and other income totaled $217,000 in the fiscal year ended March 31, 2003 compared to $91,000 in the fiscal year ended March 31, 2002 and $140,000 in the fiscal year ended March 31, 2001. Interest and other income, for the fiscal year ended March 31, 2003, primarily consisted of $143,000 from interest earned on cash and cash equivalents. Interest and other income, for the fiscal year ended March 31, 2002, included approximately $55,000 of interest received from our reagent rental program and $34,000 from interest earned on cash and cash equivalents. The increase in the fiscal year ended March 31, 2003, compared to the fiscal year ended March 31, 2002 is primarily due to a higher average balance of cash and cash equivalents.

Interest and Other (Expense)

     Interest and other expense totaled $149,000 in the fiscal year ended March 31, 2003 compared to $269,000 in the fiscal year ended March 31, 2002 and $45,000 in the fiscal year ended March 31, 2001. Interest and other expense for the fiscal year ended March 31, 2003, included approximately $107,000 of interest on our capital equipment loan and line of credit, $26,000 on our capital leases and $10,000 on our co-promotion agreement with Abbott Laboratories. No interest was capitalized during the period. During the fiscal year ended March 31, 2002, we incurred interest expense of $210,000 on equipment and working capital loans and totaling $87,000 on our building and capital leases, net of capitalized interest of $74,000 on the purchase and installation of our semi-automated disc production line. Also included in interest expense, in the fiscal year ended March 31, 2002, was a cancellation fee of $32,000 related to the termination of our previous equipment and working capital loans when we signed our new agreements with Comerica Bank-California in March 2002. We incurred other expense of $6,000 for currency losses during our fiscal year ended March 31, 2002.

Income Tax Provision

     Income tax provision totaled an expense of $5,000, $16,000 and $21,000 for the fiscal years ended March 31, 2003, 2002 and 2001, respectively. Income tax expense in the fiscal years ended March 31, 2003, 2002 and 2001 primarily relate to taxes for various state tax jurisdictions.

Preferred Dividends and Accretion

     In the fiscal year ended March 31, 2003, we recorded preferred dividends and accretion related to the beneficial conversion feature of our preferred stock of $865,000 and $370,000, respectively, compared to $446,000 and $587,000, respectively, in the fiscal year ended March 31, 2002 and $230,000 and $1,418,000 in the fiscal year ended March 31, 2001.

Liquidity and Capital Resources

     As of March 31, 2003, we had $10,430,000 in cash and cash equivalents. We anticipate to incur incremental additional costs to support our future operations, including further commercialization of our products and development of new test methods that will allow us to expand our veterinary market and further penetrate the human diagnostic market; acquisition of capital equipment for our manufacturing facilities, which includes the ongoing costs related to continuing development of our current and future products; and additional pre-clinical testing and clinical trials for our current and future products.

     We anticipate that our existing capital resources, debt financing, and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through the next twelve months. Our future capital requirements will largely depend upon the increased market acceptance of our point-of-care blood analyzer products. However, our sales for any future periods are not predictable with a significant degree of certainty.

     Net cash provided by operating activities in the fiscal year ended March 31, 2003 was $3,525,000 compared to $3,102,000 in the fiscal year ended March 31, 2002 and net cash used in operating activities of $2,704,000 in the fiscal year ended March 31, 2001. Net cash provided by operating activities in the fiscal year ended March 31, 2003 was due primarily to an increase of $332,000 in net income and decreases totaling $600,000 resulting from changes in inventories and increases totaling $664,000 in accounts payable, accrued payroll and related expenses and deferred rent. The decrease in inventory was due to lower inventory levels as of March 31, 2003 resulting from better inventory management. The increase in accrued payroll and related expenses is primarily due to an increase in our headcount during the fiscal year ended March 31, 2003. These sources of cash were partially offset by increases totaling $869,000 in trade receivables, prepaid expenses, deposits and other assets and decreases totaling $314,000 in warranty reserve, other accrued liabilities, deferred revenue and long-term commission obligations.

     The increase in net cash provided by operating activities in the fiscal year ended March 31, 2002 compared to the fiscal year ended March 31, 2001 was primarily due to an increase of $1,116,000 in net income and decreases totaling $1,972,000 resulting from changes in trade receivables, inventories, deposits and other assets, accrued payroll and related expenses, warranty reserve, other accrued liabilities and deferred rent. The decrease in trade receivables was attributable to lower outstanding days of sales in receivables as a result of better collections. The decrease in inventory was due to lower inventory levels at the fiscal year ended March 31, 2002 resulting from better inventory management. Our inventory level at the beginning of the fiscal year ended March 31, 2002 was relatively high compared to market demands. These sources of cash were partially offset by a decrease of $1,708,000 in accounts payable resulting from payments to vendors for purchases made in the fiscal year ended March 31, 2001 and better management of inventory purchases volume as mentioned above in the fiscal year ended March 31, 2002.

     Net cash used in investing activities for the fiscal year ended March 31, 2003 was $1,157,000 as compared to net cash used of $873,000 for the fiscal year ended March 31, 2002 and $5,914,000 for the fiscal year ended March 31, 2001. The increase in net cash used from the fiscal year ended March 31, 2003 to the fiscal year ended March 31, 2002 was primarily due to purchases of property and equipment. The decrease in net cash used from the fiscal year ended March 31, 2001 to the fiscal year ended March 31, 2002 was primarily due to significant purchases of property and equipment in connection with our relocation to our current facilities in 2001.

     Net cash provided by financing activities for the fiscal year ended March 31, 2003 was $3,964,000 as compared to net cash used in financing activities of $143,000 for the fiscal year ended March 31, 2002 and net cash provided by financing activities of $8,581,000 for the fiscal year ended March 31, 2001. Net cash provided by financing activities in the fiscal year ended March 31, 2003 was primarily the result of net cash proceeds from the issuance of Series E preferred stock of $6,812,000, proceeds from the exercise of stock options and warrants of $180,000, net borrowings of $1,000,000 from the line of credit, offset by dividends payable of $457,000 and repayments on the line of credit, equipment financing and lease obligations totaling $3,571,000. Net cash used by financing activities in the fiscal year ended March 31, 2002 was primarily the result of net repayments of $539,000 for borrowings and capital lease obligations offset by proceeds of $396,000 from the exercise of stock options.

     Series E Convertible Preferred Stock – In March 2002 and April 2002, we sold 3,750 and 3,620 shares, respectively, of Series E convertible preferred stock (the “Series E Preferred”) at a per share price of $1,000, resulting in aggregate net cash proceeds to us of $6,812,000. We recorded stock offering proceeds receivable of $3,446,000 for the first closing of Series E Preferred at March 31, 2002. The proceeds were received by us on April 3, 2002. The Series E Preferred is non-voting and pays an annual cumulative dividend of 6.5% of the original issue price per share, payable semiannually either in cash or shares of common stock at our election. Upon the liquidation of, dissolution of, winding-up of, or change of control in Abaxis, holders of the Series E Preferred are entitled to receive $1,000 per share, the original issue price, plus any accrued but unpaid dividends, as a liquidation preference prior to our making any distributions to holders of our common stock.

     During the fiscal year ended March 31, 2003, certain holders of Series E Preferred converted 1,800 shares into 276,922 shares of common stock. The remaining shares of Series E Preferred automatically convert into 856,924 shares of common stock upon the earlier of: (i) the first date following March 28, 2003 on which the closing per share price of our common stock exceeds $12.00 for twenty consecutive trading days (the “Automatic Price Conversion Date”), or (ii) March 28, 2007; provided, however, that if the closing sales price of our common stock as reported on Nasdaq National Market System is less than $6.50 for each of the twenty (20) consecutive trading days immediately prior to and including March 28, 2007, then the Series E preferred stock will convert into common stock automatically upon the earlier to occur of (A) March 28, 2008, or (B) the Automatic Price Conversion Date. The shares may also be converted at the option of the holder at any time. The number of common shares into which the Series E convertible preferred stock is convertible is subject to adjustment for anti-dilution, stock splits, and other certain events.

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

     In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios,’ to Certain Convertible Securities,” the allocated value of the Series E convertible preferred stock contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series E convertible preferred stock and the fair market value of the common stock at the date of issuance. Accordingly, we determined an aggregate dividend charge of $957,000 representing the value of the beneficial conversion feature.

     The amounts recorded in our financial statements during the fiscal year ended March 31, 2003, representing the amounts attributed to the closings in April 2002, were as follows: net cash proceeds - $3,366,000 ($254,000 of issuance costs incurred), allocation to warrants issued to investors - $590,000, warrants issued to advisors for services - $361,000, and the amount of the dividend charge related to the beneficial conversion feature - $370,000.

     Line of Credit and Long-Term Debt – In March 2002, we terminated certain line of credit and equipment financing loans and entered into new line of credit and equipment financing loans with Comerica Bank-California. The new line of credit provides for borrowings of up to $5,250,000, based on our outstanding accounts receivables and inventory, as defined by the bank: up to $4,000,000 is collateralized by domestic receivables and up to $1,250,000 is collateralized by foreign receivables. This new line of credit bears interest at the prime rate, which was 4.25% at March 31, 2003, and is payable monthly. Of the $4,000,000 domestic line of credit, $820,000 was committed to secure a letter of credit for our facilities lease. The domestic line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. The foreign line of credit expired in September 2002 and was renewed until September 2003. The weighted average interest rate on borrowings under our line of credit facilities during the years ended March 31, 2003 and 2002 was 4.55% and 7.02%, respectively. During the fiscal year ended March 31, 2003, we paid down

$3,000,000 of our domestic line of credit and borrowed $1,000,000 of our domestic line of credit. At March 31, 2003, there was no amount outstanding under our line of credit, which consists of both domestic and foreign borrowings and $4,314,000 was available for additional borrowings.

     The balance of the new equipment financing loan at March 31, 2003 was $933,000. The equipment loan bears interest at the prime rate plus 1%, which totaled 5.25% at March 31, 2003, and is payable in monthly installments of principal and interest totaling approximately $42,000 over a period of two years. The equipment financing loans outstanding at March 31, 2002 totaled $1,400,000. The weighted average interest rate on equipment financing loans during the fiscal years ended March 31, 2003 and 2002 was 5.55% and 7.02%, respectively.

     The line of credit and equipment financing agreements contain certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the fourth quarter is not to exceed $250,000. We are also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2003. In addition, we are required to have a minimum liquidity coverage, as defined, of not less than 1.25 to 1.00, cash flow coverage, as defined, of not less than 1.20 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $15,000,000 to be increased by 100% of any net equity capital raised and a minimum of 50% of net income. At March 31, 2003, we were in compliance with these covenants.

     Borrowings under the line of credit and equipment financing loans are secured by a pledge of our net book value of assets of $25.4 million at March 31, 2003 including our intellectual property.

Critical Accounting Policies - We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed below. For a more detailed discussion on the application of these and other accounting policies, see the Notes to Financial Statements included in this Annual Report on Form 10-K. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

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

Income Taxes

     We have substantial deferred tax assets that relate primarily to prior period losses. We evaluate these deferred tax assets by estimating the likelihood of our generating future profits to realize these assets. At March 31, 2003, we had approximately $22.8 million of net deferred tax assets. If these estimates and assumptions change in the future, or should we generate taxable income, we may be able to reverse all or a portion of the valuation allowances. A valuation allowance has been established to fully reserve these deferred tax assets due to uncertainty regarding their realizability.

Contractual Obligations

     As of March 31, 2003, we have the following outstanding contractual obligations:

     In September 1999, we entered into a co-promotion agreement with Abbott Laboratories. The agreement was for an initial term of two years. As of September 30, 2000, the co-promotion agreement with Abbott Laboratories was terminated in accordance with its terms. While this agreement was in effect, we incurred commission obligations to Abbott Laboratories totaling $136,000 at March 31, 2003, payable over an approximate five-year period. The present value of such obligations were recorded concurrent with the respective sales using a discount rate of 9.75%.

     There was no outstanding balance on our line of credit, which is payable upon demand, at March 31, 2003.

     Future principal payments on an equipment financing loan at March 31, 2003 are as follows:

Fiscal year ending
March 31,
2004	$467,000
2005	466,000

$933,000

     The future minimum payments under capital and operating leases at March 31, 2003 are as follows:

	Capital	Operating
	Leases	Leases
Fiscal Year Ending March 31,
2004	$66,000	$916,000
2005	24,000	948,000
2006	17,000	974,000
2007	—	1,008,000
2008	—	1,048,000
Thereafter	—	3,099,000

Total minimum lease payments	107,000	$7,993,000

Less amounts representing interest (9.9% to 26.7%)	11,000

Present value of minimum lease payments	96,000
Less amounts due within one year	58,000

Long-term portion	$38,000

     In connection with our facility lease agreement, we have established a letter of credit for $820,000, which is secured by our line of credit.

Purchase Commitments

     We have entered into a non-cancelable purchase commitment with one of our suppliers. The outstanding commitment as of March 31, 2003 was approximately $747,000.

     In November 2001, we arrived at general terms with S.A. Scientific, Inc., of San Antonio, Texas, to purchase canine heartworm antigen tests over a period of four years. In December 2002, we reached an out-of-court settlement with one of our competitors, Idexx Laboratories, Inc., which alleged in an action filed with the United States District Court for the District Court of Maine that the canine heartworm antigen test supplied to us by S.A. Scientific infringed on two of Idexx’s patents. In light of the terms of this settlement, we do not believe, based on the general terms that we have agreed to with S.A. Scientific, that we will be obligated to purchase any of the canine heartworm antigen tests. We and S.A. Scientific are currently renegotiating our commercial relationship.

Contingencies

     We are involved in various litigation matters in the normal course of business. We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

     On March 28, 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for us by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringed on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. On December 6, 2002, we and S.A. Scientific entered into a settlement agreement with Idexx under which, among other terms, we paid Idexx $249,500 in cash damages and ceased selling the particular canine heartworm antigen test referenced in the complaint. We are exploring whether or not we will introduce another canine heartworm antigen test in the near future and there can be no assurance that any party will not claim patent infringement or file suit upon other grounds. We would incur expenses in the defense of such claims and our attention could be diverted from our operations.

     New Accounting Pronouncements - In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. We adopted SFAS No. 144 effective April 1, 2002. The adoption did not have a significant impact on our financial position or result of operations. There was no effect in the financial statements upon adoption.

     In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. We will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 on January 1, 2003. We do not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is not expected to have an impact on the financial position, results of operations or cash flows in the financial statements.

     In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements, including a roll forward of the entity’s product warranty liabilities. The disclosure provisions of FIN 45 are effective during the fourth quarter of fiscal 2003. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. We do not expect that the recognition provisions of FIN 45 will have a material impact upon our financial statements.

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

We Are Not Consistently Profitable; We Must Increase Sales Of Our Piccolo And Vetscan DXS Products To Maintain Consistent Profitability

     We recognized a net loss in two of the last twelve fiscal quarters ended March 31, 2003. After accounting for dividend charges associated with the issuance of our preferred stock and non-cash charges related to the beneficial conversion feature contained in the preferred stock, we recognized a net loss in six of those quarters. There can be no assurance that we will experience profitability in the future. As of March 31, 2003, we have incurred cumulative net losses of approximately $61 million. Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our VetScan DXS and Piccolo products. Increasing our sales volume of our products will depend upon our ability to:

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

We Are Not Able To Predict Sales In Future Quarters And A Number Of Factors Affect Our Periodic Results

     We are not able to accurately predict our sales in future quarters. In any quarter, we derive almost one-half of our revenues from two distributors who resell our products to the ultimate user. While we are better able to predict sales of our reagent discs, as we sell these discs primarily for use with analyzers that we sold in prior periods, we generally are unable to predict with much certainty sales of our analyzers, as we typically sell our analyzers to new users. Accordingly, our sales in any one quarter are not indicative of our sales in any future period. In addition, we generally operate with limited order backlog, because we ship our products shortly after we receive the orders from our customers. As a result, our product sales in any quarter are generally dependent on orders that we receive and ship in that quarter. We base our expense levels, which are to a large extent fixed, in part on our expectations as to future revenues. We may be unable to reduce our spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would immediately materially and adversely impact our operating results and financial condition. In addition, we have historically experienced a decrease in our sales, especially in Europe, in our second and third quarters, ending in September and December of each year, which we believe is due to seasonal patterns in the decision making processes to acquire our products. Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful.

     Our periodic operating results have varied in the past. In the future, we anticipate our periodic operating results to vary significantly depending on, but not limited to, a number of factors, including, in addition to those factors discussed elsewhere in this section:

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

We are Dependent Upon Our Profitability, and If We Cannot Remain Profitable We May Need Additional Funding In The Future And These Funds May Not Be Available To Us

     We believe that our existing capital resources, bank and equipment financing loans and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through March 31, 2004, although no assurances can be given. Our bank financing documents contain a number of covenants concerning financial tests that we must meet that are more fully detailed in the agreements that we have filed with the SEC as exhibits to our periodic reports. We may need additional funds if we are unable to meet requirements for continuing access to bank financing or if we do not achieve anticipated revenues from the sale of our Piccolo and VetScan DXS products.

     Further, we anticipate to incur incremental additional costs to support our future operations, including:

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

We Recently Settled a Patent Infringement Lawsuit And We Could Be the Subject of Similar Legal Action in the Future

     On March 28, 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for us by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringed on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. On December 6, 2002, the parties entered into a settlement agreement under which, among other terms, we paid Idexx $249,500 in cash damages and we ceased the selling the particular canine heartworm antigen test referenced in the complaint. We are exploring whether we will introduce another canine heartworm antigen test in the near future and there can be no assurance that any party will not claim patent infringement or file suit upon other grounds. We would incur expenses in the defense of such claims and our attention could be diverted from our operations.

We Rely On Patents And Other Proprietary Information, The Loss Of Any Of Which Would Negatively Affect Our Business

     As of March 31, 2003, we have filed 26 patent applications in the United States, of which 23 have been issued. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications in secrecy until it issues the patents and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the U.S. Patent and Trademark Office, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

We Continue to Develop Our Marketing And Distribution Experience In the Human Market And Have Limited Resources To Devote To Such Efforts

     Although we have gained experience marketing our VetScan System products for the past seven years in the veterinary diagnostic market, we have much less experience in marketing the Piccolo System in the human diagnostic market. Accordingly, we have limited sales, marketing and distribution experience, especially in the human diagnostic market. We cannot assure you that:

•	we will be able to establish and maintain effective distribution arrangements in the human market;

•	any distribution arrangements that we are able to establish will be successful in marketing our products; or

•	the costs associated with marketing and distributing our products will not be excessive.

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

We Rely On Distributors To Sell Our Products; We Rely On Sole Distributor Arrangements In A Number Of Countries

     We distribute our products primarily through distributors. As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We have a number of distributors in the United States who distribute our VetScan DXS products. Two distributors, Vedco Inc. and DVM Resources accounted for 36% and 11%, respectively, of total revenues for the fiscal year ended March 31, 2003, 41% and 8%, respectively, of total revenues for the fiscal year ended March 31, 2002 and 51% and 7%, respectively, of total revenues for the fiscal year ended March 31, 2001. We believe that our future growth depends on the efforts of these distributors. If one of our distributors, particularly Vedco, Inc., were to stop selling our products we may not be able to replace such lost revenue. We operate on a purchase order basis with Vedco, Inc. and DVM Resources and each of these distributors is under no contractual obligation to continue carrying our products. Further, many of our distributors may carry our competitors’ products, and may promote our competitors’ products over our own products. Finally, we do not have at this time distribution partners in the United States or overseas who distribute our products for the human diagnostic market.

     We currently have exclusive distribution agreements for our VetScan DSX products in Argentina, Australia, Austria, Bahrain, China, Greece, Japan, Korea, Mexico, New Zealand, Portugal, South Africa, Spain, Switzerland, United Arab Emirates and the United Kingdom. Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our products. These distributors may not be successful in obtaining proper approvals for our products in their respective countries, and they may not be successful in marketing our products. We plan to enter into additional distribution agreements to expand our international distribution base and solidify our international presence. However, we may not be successful in entering into additional distributor agreements. Our distributors may terminate their relationship with us at any time. Historically, we have experienced a high degree of turnover among our international distributors. This high degree of turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo System and VetScan DXS products internationally.

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

     We believe that we compete effectively on each of these factors except for the range of tests offered. Clinical laboratories are effective at processing large panels of tests using skilled technicians and complex equipment. While our current offering of reagent discs cannot provide the same broad range of tests, we believe that in certain limited markets our products provide a sufficient breadth of test menus to compete successfully with clinical laboratories given the advantages of our products with respect to the other four factors. However, we cannot assure you that we will continue to be able to compete effectively on cost effectiveness, ease of use, immediacy of results or reliability of results. We also cannot assure you that we will ever be able to compete effectively solely on the basis of range of tests offered. Competition in the human and veterinary diagnostic markets is intense. Our principal competitors in the human blood-analyzer market are Alfa Wassermann S.P.A., Hemagen Diagnostics, Inc., i-STAT Corporation, Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.), Novitron International, Inc. and Roche. Our principal competitors in the veterinary blood-analyzer market are Idexx Laboratories, Inc. and Heska Corporation. Most of our competitors have significantly greater financial and other resources than we do. In particular, many of our competitors have large sales forces and well-established distribution channels. Consequently, we must develop our distribution channels and improve our direct sales force in order to compete in these markets.

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

     Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration. The FDA has classified our Piccolo products as “Class I” and “Class II” devices. These classifications require us to submit to the FDA a pre-market notification form or 510(k). The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing. In our 510(k) notification, we must, among other things, establish that the product we plan to market is “substantially equivalent” to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) to a product that the FDA has previously cleared under the 510(k) process. The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. To date, we have received market clearance from the FDA for our Piccolo System and 26 reagent tests that we have on eight reagent discs. We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures. These new test products are crucial for our success in the human diagnostic market. If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

•	Need to Comply with Manufacturing Regulations

     The 1976 Medical Device Amendment also requires us to manufacture our Piccolo products in accordance with Good Manufacturing Practices guidelines. Current Good Manufacturing Practice requirements are set forth in the quality system regulation. These requirements regulate the methods used in, and the facilities and controls used for, the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use. Our manufacturing facility is subject to periodic audits. In addition, various state regulatory agencies may regulate the manufacture of our products. For example, we have obtained a license from the State of California to manufacture our products. In September 1996, the FDA granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices. We are scheduled for inspection by the FDA and the

State of California on a routine basis, typically once every 24 months. In April 2001, the State of California granted licensing for the new Union City facility in early May 2001. The most recent inspection was in March 2003 when the FDA conducted a facilities inspection and verified our compliance with the 21 CFR 820 Regulation. We cannot assure you that we will successfully pass a re-inspection by the FDA or the State of California. In addition, we cannot assure you that we can comply with all current or future government manufacturing requirements and regulations. If we are unable to comply with the regulations, or if we do not pass routine inspections, our business and results of operations will be materially adversely affected.

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

     Although we believe that we will be able to comply with all applicable regulations of the Food and Drug Administration and of the State of California, including Quality System Regulations, current regulations depend on administrative interpretations. Future interpretations made by the Food and Drug Administration, the Centers for Medicare and Medicaid Services (CMS) or other regulatory bodies may adversely affect our business.

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

     In order to comply with the newly adopted Sarbanes-Oxley Act of 2002, as well as proposed changes to listing standards by Nasdaq, and proposed accounting changes by the Securities and Exchange Commission, we may be required to enhance our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers are also likely to increase premiums as a result of the high claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors’ and officers’ insurance policies, are likely to increase. Proposed changes in the accounting rules, including legislative and other proposals to account for employee stock options as a compensation expense among others, could materially increase the expenses that we report under generally accepted accounting principles and adversely affect our operating results.

We Must Comply With Strict And Potentially Costly Environmental Regulations

     We are subject to stringent federal, state and local laws, rules, regulations and policies that govern the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. In particular, we are subject to laws, rules and regulations governing the handling and disposal of biohazardous materials used in the development and testing of our products. We handle and dispose of human and veterinary blood samples for testing (whole blood, plasma, serum) and we pay approximately $48,000 per year to comply with applicable environmental regulations. Although we believe that we have complied with applicable laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may have to incur significant costs to comply with environmental regulations if our manufacturing to commercial levels continues to increase. In addition, if a government agency determines that we have not complied with these laws, rules and regulations, we may have to pay significant fines and/or take remedial action that would be expensive and we do not carry environmental-related insurance coverage.

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

     We do not have a backup facility to provide redundant manufacturing capacity in the event of a system failure. Accordingly, if our Union City location experienced a system failure, or regulatory problem that temporarily shut-down our manufacturing facility, our manufacturing ability would become unavailable until we were able to bring an alternative facility online, a process which could take several weeks or even months. These manufacturing operations are also vulnerable to damage from earthquakes, fire, floods, power loss, telecommunications failures, break-ins and similar events. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Additionally, our computer servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

Fluctuations In Foreign Exchange Rates And The Possible Lack Of Financial Stability In Foreign Countries Could Prevent Overseas Sales Growth

     Our international sales are overwhelmingly currently U.S. dollar-denominated. As a result, an increase or decrease in the value of the U.S. dollar relative to foreign currencies could make our products less or more competitive in international markets. For the limited amount of our sales denominated in local currencies, we are subject to fluctuations in exchange rates between the U.S. dollar and the particular local currency. Our operating results could also be adversely affected by the seasonality of international sales and the economic conditions of our overseas markets.

Our Stock Price Is Highly Volatile And Investing In Our Stock Involves A High Degree Of Risk

     The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the past two fiscal years, our stock price traded at a high of $6.99 on January 25, 2002 and a low of $2.69 on April 5, 2001. The following factors may affect the market price of our common stock:

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

     For our accounts receivable line of credit, the interest rate is equal to the prime rate. Consequently, an increase in the prime rate would expose us to higher interest expenses. There was no outstanding balance on our accounts receivable line of credit at March 31, 2003.

     For our long-term debt, which is our equipment loan, the interest rate is equal to 1.0% over the prime rate. As with our accounts receivable credit facility, any increase in interest rates would expose us to higher interest expenses. The balance on our long-term debt was $933,000 as of March 31, 2003. Based on this balance, for each 1% increase in the prime rate, we would pay a total of approximately $2,300 of additional interest each quarter.

     All of our sales are denominated in US dollars, except for sales under our OEM agreement to provide VetScan systems to MELET which are denominated in Euros. Sales to MELET during our fiscal year ended March 31, 2003 were 2% of our total revenues. At March 31, 2003, the net receivable from MELET was $185,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     Independent Auditors’ Report

     Balance Sheets at March 31, 2003 and 2002

     Statements of Operations for the Years Ended March 31, 2003, 2002 and 2001

     Statements of Shareholders’ Equity for the Years Ended March 31, 2003, 2002 and 2001

     Statements of Cash Flows for the Years Ended March 31, 2003, 2002 and 2001

     Notes to Financial Statements

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Abaxis, Inc.:

We have audited the accompanying balance sheets of Abaxis, Inc. (the “Company”) as of March 31, 2003 and 2002, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
April 23, 2003

ABAXIS, INC.

BALANCE SHEETS

	March 31,

	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$10,430,000	$4,098,000
Stock offering proceeds receivable	—	3,446,000
Trade receivables (net of allowances of $267,000 in 2003 and $244,000 in 2002)	7,482,000	6,924,000
Inventories	4,982,000	5,558,000
Prepaid expenses	667,000	476,000

Total current assets	23,561,000	20,502,000
Property and equipment - net	8,580,000	9,071,000
Deposits and other assets	227,000	107,000

Total assets	$32,368,000	$29,680,000

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Borrowings under line of credit	$—	$2,000,000
Accounts payable	2,084,000	1,914,000
Dividends payable	408,000	230,000
Accrued payroll and related expenses	1,811,000	1,440,000
Other accrued liabilities	377,000	497,000
Warranty reserve	123,000	192,000
Deferred revenue	378,000	383,000
Current portion of capital lease obligations	58,000	97,000
Current portion of long-term debt	467,000	467,000

Total current liabilities	5,706,000	7,220,000

Capital lease obligations, less current portion	38,000	103,000
Long-term debt, less current portion	466,000	933,000
Deferred rent	321,000	198,000
Deferred revenue, less current portion	318,000	417,000
Commission obligation, less current portion	75,000	96,000

Total non-current liabilities	1,218,000	1,747,000

Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, Series E, no par value: issued and outstanding shares - 5,570 in 2003 and 3,750 in 2002, (liquidation preference of $5,570,000 in 2003 and $3,750,000 in 2002)	3,176,000	2,561,000

Shareholders’ equity:
Convertible preferred stock, Series D, no par value: authorized shares - 5,000,000; issued and outstanding shares - 6,508 in 2003 and 6,558 in 2002	3,143,000	3,193,000
Common stock, no par value: authorized shares - 35,000,000; issued and outstanding shares - 16,816,095 in 2003 and 16,339,735 in 2002	80,608,000	76,843,000
Accumulated deficit	(61,483,000)	(61,884,000)

Total shareholders’ equity	22,268,000	18,152,000

Total liabilities, convertible preferred stock and shareholders’ equity	$32,368,000	$29,680,000

See notes to financial statements.

ABAXIS, INC.
STATEMENTS OF OPERATIONS

	Year Ended March 31,

	2003	2002	2001
Product sales, net	$34,532,000	$30,418,000	$29,536,000
Development and licensing revenue	248,000	213,000	237,000

Total revenues	34,780,000	30,631,000	29,773,000

Costs and operating expenses:
Cost of product sales	17,755,000	15,966,000	16,560,000
Selling, general and administrative	11,564,000	9,333,000	9,641,000
Research and development	3,888,000	3,834,000	3,458,000

Total costs and operating expenses	33,207,000	29,133,000	29,659,000

Income from operations	1,573,000	1,498,000	114,000
Interest and other income	217,000	91,000	140,000
Interest and other expense	(149,000)	(269,000)	(45,000)

Net income before income taxes	1,641,000	1,320,000	209,000
Income tax provision	5,000	16,000	21,000

Net income	$1,636,000	$1,304,000	$188,000

Basic and diluted net income (loss) per share (a)	$0.02	$0.02	$(0.09)

Shares used in computing basic per share amounts	16,634,447	16,264,153	15,994,438

Shares used in computing diluted per share amounts	17,014,313	16,811,326	15,994,438

(a) Net income attributable to common shareholders used in the computation of diluted net income per share for the fiscal year ended March 31, 2003 was $401,000 which reflects preferred dividends of $865,000 and a non-cash preferred dividend charge of $370,000 related to the beneficial conversion feature contained in the Company’s Series E Preferred Stock issued in April 2002. Net income attributable to common shareholders used in the computation of diluted net income per share for the fiscal year ended March 31, 2002 was $271,000 which reflects preferred dividends of $446,000 and a non-cash preferred dividend charge of $587,000 related to the beneficial conversion feature contained in the Company’s Series E Preferred Stock issued in March 2002. Net (loss) attributable to common shareholders used in the computation of diluted net loss per share for the fiscal year ended March 31, 2001 was $(1,460,000), which reflects preferred dividends of $230,000 and a non-cash preferred dividend charge of $1,418,000 related to the beneficial conversion feature contained in the Company’s Series D Preferred Stock issued in October 2000. See Notes 10 & 11.

ABAXIS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY

	Convertible Preferred Stock		Common Stock

	Shares	Amount	Shares	Amount

Balances at April 1, 2000	—	$—	15,695,391	$68,005,000
Common stock issued:
Option exercises	—	—	236,456	777,000
Warrant exercises	—	—	133,727	300,000
Retirement plan	—	—	36,877	208,000
Common stock warrants issued for services	—	—	—	448,000
Series D convertible preferred stock issuance:
Cash proceeds, net of cash issuance costs of $145,000 and proceeds allocated to common stock warrants	6,578	5,015,000	—	—
Proceeds allocated to common stock warrants	—	—	—	1,418,000
Non cash issuance costs-common stock warrants issued to advisors	—	(1,802,000)	—	1,802,000
Beneficial conversion feature, net of deemed dividend and accretion	—	—	—	1,418,000
Accrued dividends on Series D convertible preferred stock	—	—	—	—
Revaluation of non-employee options and warrants granted prior to fiscal 2001	—	—	—	63,000
Amortization of deferred compensation	—	—	—	—
Compensation expense for non-employee options granted in fiscal 2001	—	—	—	14,000
Net income	—	—	—	—

Balances at March 31, 2001	6,578	3,213,000	16,102,451	74,453,000
Option exercises and related tax benefits	—	—	133,901	417,000
Amounts related to Series E convertible preferred stock issuance:
Proceeds allocated to common stock warrants	—	—	—	645,000
Non cash issuance costs-common stock warrants issued to advisors	—	—	—	240,000
Beneficial conversion feature, net of deemed dividend and accretion	—	—	—	587,000
Accrued dividends on Series D convertible preferred stock	—	—	—	—
Conversion of Series D convertible preferred stock into common stock	(20)	(20,000)	2,857	20,000
Common stock issued for dividends payable			100,526	446,000
Revaluation of non-employee options and warrants granted prior to fiscal 2001	—	—	—	(3,000)
Amortization of deferred compensation	—	—	—	—
Compensation expense for non-employee options granted in fiscal 2001 and 2002	—	—	—	38,000
Net income	—	—	—	—

Balances at March 31, 2002	6,558	3,193,000	16,339,735	76,843,000
Option exercises and related tax benefits	—	—	131,642	377,000
Accrued dividends on Series D convertible preferred stock	—	—	—	—
Accrued dividends on Series E convertible preferred stock	—	—	—	—
Common stock issued for dividends payable	—	—	35,654	230,000
Adjustment on issuance cost for Series D convertible preferred stock	—	—	—	(29,000)
Conversion of Series D convertible preferred stock into common stock	(50)	(50,000)	7,142	50,000
Conversion of Series E convertible preferred stock into common stock	—	—	276,922	1,800,000
Amounts related to Series E convertible preferred stock issuance:
Proceeds allocated to common stock warrants	—	—	—	590,000
Non cash issuance costs-common stock warrants issued to advisors	—	—	—	216,000
Common stock issued related to issuance costs	—	—	25,000	145,000
Beneficial conversion feature, net of deemed dividend and accretion				370,000
Compensation expense for non-employee options granted in fiscal 2003	—	—	—	16,000
Net income	—	—	—	—

Balances at March 31, 2003	6,508	$3,143,000	16,816,095	$80,608,000

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Deferred
	Stock	Accumulated	Shareholders'
	Compensation	Deficit	Equity

Balances at April 1, 2000	$(73,000)	$(60,695,000)	$7,237,000
Common stock issued:
Option exercises	—	—	777,000
Warrant exercises	—	—	300,000
Retirement plan	—	—	208,000
Common stock warrants issued for services	—	—	448,000
Series D convertible preferred stock issuance:
Cash proceeds, net of cash issuance costs of $145,000 and proceeds allocated to common stock warrants	—	—	5,015,000
Proceeds allocated to common stock warrants	—	—	1,418,000
Non cash issuance costs-common stock warrants issued to advisors	—	—	—
Beneficial conversion feature, net of deemed dividend and accretion	—	(1,418,000)	—
Accrued dividends on Series D convertible preferred stock	—	(230,000)	(230,000)
Revaluation of non-employee options and warrants granted prior to fiscal 2001	(63,000)	—	—
Amortization of deferred compensation	120,000		120,000
Compensation expense for non-employee options granted in fiscal 2001	—	—	14,000
Net income	—	188,000	188,000

Balances at March 31, 2001	(16,000)	(62,155,000)	15,495,000
Option exercises and related tax benefits	—	—	417,000
Amounts related to Series E convertible preferred stock issuance:
Proceeds allocated to common stock warrants	—	—	645,000
Non cash issuance costs-common stock warrants issued to advisors	—	—	240,000
Beneficial conversion feature, net of deemed dividend and accretion	—	(587,000)	—
Accrued dividends on Series D convertible preferred stock	—	(446,000)	(446,000)
Conversion of Series D convertible preferred stock into common stock			—
Common stock issued for dividends payable			446,000
Revaluation of non-employee options and warrants granted prior to fiscal 2001	3,000		—
Amortization of deferred compensation	13,000		13,000
Compensation expense for non-employee options granted in fiscal 2001 and 2002	—	—	38,000
Net income	—	1,304,000	1,304,000

Balances at March 31, 2002	—	(61,884,000)	18,152,000
Option exercises and related tax benefits	—	—	377,000
Accrued dividends on Series D convertible preferred stock	—	(456,000)	(456,000)
Accrued dividends on Series E convertible preferred stock	—	(409,000)	(409,000)
Common stock issued for dividends payable	—	—	230,000
Adjustment on issuance cost for Series D convertible preferred stock	—	—	(29,000)
Conversion of Series D convertible preferred stock into common stock	—	—	—
Conversion of Series E convertible preferred stock into common stock	—	—	1,800,000
Amounts related to Series E convertible preferred stock issuance:
Proceeds allocated to common stock warrants	—	—	590,000
Non cash issuance costs-common stock warrants issued to advisors	—	—	216,000
Common stock issued related to issuance costs	—	—	145,000
Beneficial conversion feature, net of deemed dividend and accretion		(370,000)	—
Compensation expense for non-employee options granted in fiscal 2003	—		16,000
Net income	—	1,636,000	1,636,000

Balances at March 31, 2003	$—	$(61,483,000)	$22,268,000

See notes to financial statements.

ABAXIS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2003	2002	2001
Operating activities:
Net income	$1,636,000	$1,304,000	$188,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,634,000	1,717,000	1,345,000
(Gain) on sale of property and equipment	(10,000)	—	—
Common stock issued for employee benefit plans	197,000	—	208,000
Stock based compensation, including amortization of deferred stock compensation	16,000	51,000	134,000
Adjustment for issuance cost on Series D convertible preferred stock	(29,000)	—	—
Changes in assets and liabilities:
Trade receivables	(558,000)	636,000	(2,460,000)
Interest receivable	—	2,000	6,000
Inventories	600,000	318,000	(3,421,000)
Prepaid expenses	(191,000)	(250,000)	(286,000)
Deposits and other assets	(120,000)	313,000	(85,000)
Accounts payable	170,000	(1,708,000)	2,593,000
Accrued payroll and related expenses	371,000	475,000	(660,000)
Warranty reserve and other accrued liabilities	(189,000)	73,000	(271,000)
Deferred rent	123,000	157,000	26,000
Deferred revenue	(104,000)	36,000	45,000
Long-term commission obligation	(21,000)	(22,000)	(66,000)

Net cash provided by (used in) operating activities	3,525,000	3,102,000	(2,704,000)

Investing activities:
Purchase of property and equipment	(1,168,000)	(873,000)	(5,914,000)
Proceeds from sale of property and equipment	11,000	—	—

Net cash used in investing activities	(1,157,000)	(873,000)	(5,914,000)

Financing activities:
Proceeds from equipment financing	—	1,400,000	1,000,000
Repayment of equipment financing	(467,000)	(1,653,000)	(392,000)
Borrowings under line of credit	1,000,000	2,600,000	500,000
Repayment of line of credit	(3,000,000)	(2,371,000)	—
Repayment of capital lease obligations	(104,000)	(515,000)	(37,000)
Net cash proceeds from issuance of preferred stock, Series D	—	—	6,433,000
Net cash proceeds from issuance of preferred stock, Series E	6,812,000	—	—
Exercise of common stock options	180,000	396,000	777,000
Exercise of common stock warrants	—	—	300,000
Dividends paid	(457,000)	—	—

Net cash provided by (used in) financing activities	3,964,000	(143,000)	8,581,000

Net increase (decrease) in cash and cash equivalents	6,332,000	2,086,000	(37,000)
Cash and cash equivalents at beginning of year	4,098,000	2,012,000	2,049,000

Cash and cash equivalents at end of year	$10,430,000	$4,098,000	$2,012,000

Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest capitalized	$146,000	$260,000	$19,000

Taxes paid	$5,000	$—	$10,000

Noncash financing activities -
Proceeds receivable from stock offering, net	$—	$3,446,000	$—

Preferred stock dividends and accretion	$778,000	$1,033,000	$1,648,000

Issuance of common stock for conversion of preferred stock and payment of dividends payable	$2,080,000	$466,000	$—

Warrants and options issued for services and issuance costs	$361,000	$240,000	$2,250,000

Tenant improvements financed by leasing company	$—	$—	$456,000

Capital lease obligations incurred in connection with acquisition of fixed assets	$—	$10,000	$677,000

See notes to financial statements.

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2003, 2002 AND 2001

1.	Organization and Summary of Significant Accounting Policies

Abaxis, Inc. (“the Company”) was incorporated in California in 1989 for the purpose of developing, manufacturing and marketing portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurements.

Use of Estimates in Preparation of Financial Statements - The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include trade receivables allowances, certain accruals, warranty reserves and a valuation allowance for net deferred tax assets. Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties - The Company operates in a dynamic industry, and accordingly, can be affected by a variety of factors. For example, management of the Company believes that changes in any of the following areas could have a negative effect on the Company in terms of its future financial position and results of operations: ability to obtain additional financing; continued Federal Drug Administration compliance or regulatory changes; uncertainty regarding health care reforms; fundamental changes in the technology underlying blood testing; the ability to develop new products that are accepted in the marketplace; competition, including, but not limited to pricing and products or product features and services; litigation or other claims against the Company; the adequate and timely sourcing of inventories; and the hiring, training and retention of key employees.

Cash Equivalents - Cash equivalents consist primarily of money market accounts and short-term financial instruments with original maturities of less than 90 days from the date of acquisition that are readily convertible into cash.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents and trade receivables. Cash and cash equivalents are placed with high quality financial institutions and are regularly monitored by management. The Company sells its products primarily to organizations in Europe, Japan and in the United States. The Company monitors the credit status of its customers on an ongoing basis and generally does not require its customers to provide collateral for purchases on credit. The Company maintains allowances for potential bad debt losses. At March 31, 2003, two distributors accounted for 36% and 18%, respectively, of trade receivables. At March 31, 2002, two distributors accounted for 42% and 12%, respectively, of trade receivables.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment - Property and equipment are stated at cost. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the assets (two to five years). Leasehold improvements are amortized over the shorter of the estimated useful lives or the related lease term. No interest was capitalized on constructed assets during fiscal 2003. During the fiscal years ended March 31, 2002 and 2001, the Company capitalized $74,000 and $295,000, respectively, of interest on constructed assets.

Valuation of Long-lived Assets - The carrying value of the Company’s long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that an asset may not be recoverable. The Company looks to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value. The Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which did not impact its results of operations or financial position.

Fair Value of Financial Instruments - Financial instruments include cash and cash equivalents, customer receivables, accounts payable, certain other accrued liabilities and long term debt. The fair value of long-term debt approximates the carrying amount based on the current rate offered to the Company for debt of similar remaining maturities. The carrying values of all other financial instruments are reasonable estimates of their values.

Revenue Recognition – Revenues from product sales, net of estimated sales allowances and rebates, are generally recognized upon shipment when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is reasonably assured. Rights of return are not provided and provisions are made at the time the related revenue is recognized for the estimated future costs to be incurred under initial standard warranty obligations of one year. Revenues received for, or allocated to extended warranty arrangements are recognized ratably over the related warranty period. Instrument revenues under cross-distribution agreements (where the Company and another party purchase each other’s products for resale) are recognized upon sale of the products to the end user. Development and licensing revenue is recognized in accordance with the related contract terms.

Research and Development – Research and development costs, including internally generated software costs, are expensed as incurred and include expenses associated with new product research and regulatory activities. The Company’s products include certain software applications that are resident in the product. The costs to develop such software have not been capitalized as the Company believes its current software development process is completed concurrent with the establishment of technological feasibility of the software.

Advertising Expenses – Costs of advertising, which also includes promotional expenses, are expensed as incurred. Advertising expenses for the years ended March 31, 2003, 2002 and 2001 were approximately $1,181,000, $1,023,000 and $1,014,000, respectively.

Income Taxes - The Company accounts for income taxes using an asset and liability approach to recording deferred taxes. A valuation allowance against deferred tax assets is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. See Note 13.

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

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), requires the disclosure of pro forma net loss and loss per share as if the Company had adopted the fair value method. Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company’s calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 24 months following vesting; volatility, 62% in 2003, 79% in 2002 and 88% in 2001; risk-free interest rate 3.17% in 2003,

5.20% in 2002 and 6.64% in 2001; and no dividends during the expected term. The Company’s calculations are based on a multiple option valuation approach, and forfeitures are recognized as they occur.

Had the Company accounted for employee stock-based compensation in accordance with SFAS No. 123 using the fair value method, results would have been as follows:

	Year Ended March 31,

	2003	2002	2001

Net income:
As reported	$1,636,000	$1,304,000	$188,000
Less stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(1,202,000)	(2,263,000)	(145,000)

Pro forma net income (loss)	$434,000	$(959,000)	$43,000

Basic and diluted net income (loss) per share:
As reported	$0.02	$0.02	$(0.09)
Pro forma	$0.03	$(0.06)	$0.00

Net Income (Loss) Per Share Information - Basic net income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding and the net income (loss) attributable to common shareholders. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding. See Note 12.

Comprehensive Income (Loss) - Comprehensive income (loss) was the same as net income (loss) for the years ended March 31, 2003, 2002 and 2001.

New Accounting Pronouncements - In October 2001, the FASB issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. The Company is required to adopt SFAS No. 144 as of April 1, 2002. There was no effect in the financial statements upon adoption.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS 146 supersedes previous accounting guidance, principally Emerging Issues Task Force Issue No. 94-3. The Company will adopt the provisions of SFAS 146 for restructuring activities initiated after December 31, 2002. SFAS 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability for an exit cost was recognized at the date of our commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. Accordingly, SFAS 146 may affect the timing of recognizing future restructuring costs as well as the amounts recognized.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 on January 1, 2003. The Company does not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is not expected to have an impact on the financial position, results of operations or cash flows of the Company.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 requires a liability to be recognized at the time a company issues a guarantee for the fair value of the obligations assumed under certain guarantee agreements. Additional disclosures about guarantee agreements are also required in the interim and annual financial statements, including a roll forward of the entity’s product warranty liabilities. The disclosure provisions of FIN 45 are effective during the fourth quarter of fiscal 2003. The provisions for initial recognition and measurement of guarantee agreements are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company does not expect that the recognition provisions of FIN 45 will have a material impact in the financial statements.

Reclassification – Certain amounts in the fiscal years ended March 31, 2002 and 2001 financial statements have been reclassified to conform to the fiscal year ended March 31, 2003 presentation.

2.	Stock Offering Proceeds Receivable

At March 31, 2002, the stock offering proceeds receivable of $3,446,000 represented net proceeds due the Company pursuant to the first closing of its sale of Series E preferred stock which occurred on March 29, 2002. The proceeds were received on April 3, 2002. See Note 10.

3.	Inventories

Inventories at March 31 consist of the following:

	2003	2002

Raw materials	$2,317,000	$2,289,000
Work in process	2,071,000	1,580,000
Finished goods	594,000	1,689,000

	$4,982,000	$5,558,000

4.	Property and Equipment

Property and equipment at March 31 consist of the following:

	2003	2002

Machinery and equipment	$8,828,000	$8,393,000
Furniture and fixtures	1,075,000	1,234,000
Computers and computer equipment	907,000	820,000
Leasehold improvements	5,356,000	5,357,000
Construction inprogress	818,000	351,000

	16,984,000	16,155,000
Accumulated depreciation and amortization	(8,404,000)	(7,084,000)

Property and Equipment - net	$8,580,000	$9,071,000

Depreciation and amortization expense for property and equipment for the years ended March 31, 2003, 2002 and 2001 was $1,634,000, $1,537,000 and $1,078,000, respectively.

5.	Warranty Reserves

The Company provides for provisions for the estimated future costs to be incurred under the Company’s standard warranty obligations of one year. Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

The warranty reserve activity is summarized as follows for the fiscal years ended March 31, 2003, 2002 and 2001:

	Year Ended

	2000	2003	2001

Balance Beginning of Period	$192,000	$240,000	$460,000
Provision for warranty expense	344,000	349,000	129,000
Warranty costs incurred	(413,000)	(397,000)	(349,000)

Balance End of Period	$123,000	$192,000	$240,000

6.	Line of Credit and Long-Term Debt

In March 2002, the Company terminated certain line of credit and equipment financing loans and entered into new line of credit and equipment financing loans with Comerica Bank-California. The new line of credit provides for borrowings of up to $5,250,000, based on the Company’s outstanding accounts receivables and inventory, as defined by the bank: up to $4,000,000 is collateralized by domestic receivables and up to $1,250,000 is collateralized by foreign receivables. This new line of credit bears interest at the prime rate, which was 4.25% at March 31, 2003, and is payable monthly. Of the $4,000,000 domestic line of credit, $820,000 was committed to secure a letter of credit for the Company’s facilities lease. The domestic line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. The foreign line of credit expired in September 2002 and was renewed until September 2003. The Company’s weighted average interest rate on borrowings under its line of credit facilities during the years ended March 31, 2003 and 2002 was 4.55% and 7.02%, respectively. In the fiscal year ended March 31, 2003, the Company paid down $3,000,000 of its domestic line of credit and borrowed $1,000,000 of its domestic line of credit. At March 31, 2003, there was no amount outstanding under the Company’s line of credit, which consists of both domestic and foreign borrowings and $4,314,000 was available for additional borrowings.

The balance of the new equipment financing loan at March 31, 2003 was $933,000. The equipment loan bears interest at the prime rate plus 1%, which totaled 5.25% at March 31, 2003, and is payable in monthly installments of principal and interest totaling approximately $42,000 over a period of two years. The equipment financing loans outstanding at March 31, 2002 totaled $1,400,000. The weighted average interest rate on equipment financing loans during the fiscal years ended March 31, 2003 and 2002 was 5.55% and 7.02%, respectively.

The line of credit and equipment financing agreements contain certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that the Company have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the fourth quarter is not to exceed $250,000. The Company is also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2003. In addition, the Company is required to have a minimum liquidity coverage, as defined, of not less than 1.25 to 1.00, cash flow coverage, as defined, of not less than 1.20 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $15,000,000 to be increased by 100% of any net equity capital raised and a minimum of 50% of net income. At March 31, 2003, the Company was in compliance with these covenants.

Borrowings under the line of credit and equipment financing loans are secured by a pledge of the Company’s net book value of assets of $25.4 million at March 31, 2003 including its intellectual property.

Future principal payments under the equipment financing loan are as follows:

Fiscal year ending
March 31,
2004	$467,000
2005	466,000

$933,000

7.	Co-Promotion Agreement

In September 1999, the Company entered into a co-promotion agreement with Abbott Laboratories. The agreement was for an initial term of two years. As of September 30, 2000, the co-promotion agreement with Abbott Laboratories was terminated in accordance with its terms. While this agreement was in effect, the Company incurred commission obligations to Abbott Laboratories totaling $136,000 at March 31, 2003, payable over an approximate five-year period. The present value of such obligations were recorded concurrent with the respective sales using a discount rate of 9.75%.

8.	Commitments and Contingencies

Lease - The Company leases its principal facility and certain computer and office equipment under non-cancelable operating lease agreements, which expire on various dates through fiscal 2011. Monthly rental payments increase based on a predetermined schedule. The Company recognizes rent expense on a straight-line basis over the life of the leases.

At March 31, 2003 and 2002, property and equipment held under capital leases were $235,000 and $302,000, respectively (with accumulated amortization of $152,000 and $158,000, respectively).

The future minimum payments under the leases at March 31, 2003 are as follows:

	Capital	Operating
	Leases	Leases
Fiscal Year Ending March 31,
2004	$66,000	$916,000
2005	24,000	948,000
2006	17,000	974,000
2007	—	1,008,000
2008	—	1,048,000
Thereafter	—	3,099,000

Total minimum lease ayments	107,000	$7,993,000

Less amounts representing nterest (9.9% to 26.7%)	11,000

Present value of minimum lease payments	96,000
Less amounts due within one year	58,000

Long-term portion	$38,000

Rent expense under operating leases was approximately $1,024,000, $1,019,000 and $1,182,000 for the years ended March 31, 2003, 2002 and 2001, respectively. In connection with its facilities lease agreement, the Company established a letter of credit for $820,000, which is secured by its line of credit. See Note 6.

Purchase Commitments – The Company has entered into a non-cancelable purchase commitment with one of its suppliers. The outstanding commitment as of March 31, 2003 was approximately $747,000.

In November 2001, the Company arrived at general terms with S.A. Scientific, Inc., of San Antonio, Texas, to purchase canine heartworm antigen tests over a period of four years. In December 2002, the Company reached an out-of-court settlement with one of our competitors, Idexx Laboratories, Inc., which alleged in an action filed with the United States District Court for the District Court of Maine that the canine heartworm antigen test supplied to the Company by S.A. Scientific infringed on two of Idexx’s patents. In light of the terms of this settlement, the Company does not believe, based on the general terms that the Company have agreed to with S.A. Scientific, that the Company will be obligated to purchase any of the canine heartworm antigen tests. Similarly, the Company and S.A. Scientific have mutually agreed to renegotiate its commercial relationship.

Litigation – On March 28, 2002, Idexx Laboratories, Inc., the Company’s principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for the Company by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringed on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. On December 6, 2002, the Company and S.A. Scientific, Inc. entered into an out-of-court settlement agreement with Idexx under which, among other terms, the Company paid Idexx $249,500 in cash damages and ceased the selling of the particular canine heartworm antigen test referenced in the complaint.

The Company is involved in various other litigation matters in the normal course of business. The Company believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.

9.	Retirement Plan

The Company has a tax deferred savings plan for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to have salary reduction contributions made to the plan on a bi-weekly basis. The Company may make quarterly contributions to the plan at the discretion of the Board of Directors either in cash or in common stock. During the fiscal years ended March 31, 2003, 2002 and 2001, the Company recorded obligations of $36,000, $107,000 and $111,000, respectively, for employer contributions to the plan. The obligations incurred for fiscal 2003, 2002 and 2001 were satisfied through the contribution of shares of the Company’s common stock.

10.	Redeemable Convertible Preferred Stock — Series E

Series E Convertible Preferred Stock – In March 2002 and April 2002, the Company sold 3,750 and 3,620 shares of Series E convertible preferred stock (the “Series E Preferred”) at a per share price of $1,000, resulting in net cash proceeds to the Company aggregating $6,812,000. The Company recorded stock offering proceeds receivable of $3,446,000 for the first closing of Series E Preferred at March 31, 2002. The proceeds were received by the Company on April 3, 2002. The Series E Preferred is non-voting and pays an annual cumulative dividend of 6.5% of the original issue price per share, payable semiannually in cash or shares of common stock at the Company’s election. Upon the liquidation of, dissolution of, winding-up of, or change of control in Abaxis, holders of the Series E Preferred are entitled to receive $1,000 per share, the original issue price, plus any accrued but unpaid dividends, as a liquidation preference prior to Abaxis making any distributions to holders of common stock. Accordingly, the Series E preferred stock is classified as a redeemable convertible preferred stock and is included outside of shareholders’ equity in the accompanying balance sheets.

The Series E convertible preferred stock automatically converts into shares of common stock upon the earlier of: (i) the first date following March 28, 2003 on which the closing per share price of Abaxis common stock exceeds $12.00 for twenty consecutive trading days (the “Automatic Price Conversion Date”), or (ii) March 28, 2007; provided, however, that if the closing sales price of the common stock as reported on Nasdaq National Market System is less than $6.50 for each of the twenty (20) consecutive trading days immediately prior to and including March 28, 2007, then the Series E preferred stock will convert into common stock automatically upon the earlier to occur of (A) March 28, 2008, or (B) the Automatic Price Conversion Date. The shares may also be converted at the option of the holder at any time. The number of common shares into which the Series E convertible preferred stock is convertible is subject to adjustment for anti-dilution, stock splits, and other certain events.

Each Series E Preferred investor received a warrant to purchase 50 shares of common stock for each preferred share acquired. The common stock warrants are valid for five years and exercisable at $7.00 per share. Approximately $1,235,000 of the aggregate proceeds were attributed to the value of the warrants and allocated to common stock. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: contractual life of five years, volatility of 78.6%, risk free interest rate of 4.57%-4.92% and no dividends during the contractual term. In connection with the sale of the Series E convertible preferred stock, the Company issued to advisors for services a fully-vested warrant to purchase 113,385 shares of its common stock at an exercise price of $6.50 per share and 25,000 shares of its common stock. The aggregate value of these warrants and shares of common stock of $601,000 was recorded as a stock issuance cost. The value of the warrants was determined using the Black-Scholes option pricing model with assumptions substantially consistent with those used for valuing the warrants issued to the investors.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios,’ to Certain Convertible Securities,” which became effective in November 2000, the allocated value of the Series E convertible preferred stock contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series E convertible preferred stock and the fair market value of the common stock at the date of issuance. The Company determined an aggregate dividend charge of $957,000 representing the value of the beneficial conversion feature.

The amounts recorded in the Company’s financial statements for the fiscal year ended March 31, 2003, representing the amounts attributed to the closings in April 2002, were as follows: net cash proceeds - $3,366,000 ($254,000 of issuance costs incurred), allocation to warrants issued to investors - $590,000, warrants issued to advisors for services - $361,000, and the amount of the dividend charge related to the value of beneficial conversion feature - $370,000.

During the fiscal year ended March 31, 2003, dividends related to the Series E convertible preferred stock of $409,000, included $180,000 accrued at March 31, 2003 and $229,000 of cash dividends. In addition, 1,800 shares of Series E convertible preferred stock were converted into 276,922 shares of common stock in accordance with the specified exchange ratio. At March 31, 2003, the outstanding shares of Series E convertible preferred stock were convertible into 856,924 shares of common stock.

11.	Shareholders’ Equity

Series D Convertible Preferred Stock – In October 2000 and November 2000, the Company sold 6,578 shares of Series D convertible preferred stock at $1,000 per share, resulting in net cash proceeds to the Company of $6,433,000. The Series D convertible preferred stock is non-voting and pays an annual cumulative dividend of 7.0% of the original issue price per share, payable semiannually in cash or shares of common stock at the Company’s election.

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

Each Series D convertible preferred stock investor received a warrant to purchase 50 shares of common stock for each preferred share acquired. The common stock warrants are exercisable at $7.00 per share through October 4, 2005. Approximately $1,418,000 of the proceeds were attributed to the value of the warrants and allocated to common stock. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: contractual life of six years, volatility of 84.2%, risk free interest rate of 5.45% and no dividends during the contractual term. In connection with the sale of the Series D convertible preferred stock the Company issued, to advisors for services, fully vested five year warrants to purchase 377,500 shares of common stock at exercise prices ranging from $6.00-$7.00 per share. The aggregate value of these warrants of $1,802,000 was recorded as a stock issuance cost and was determined using the Black-Scholes option pricing model with assumptions substantially consistent with those used for valuing the warrants issued to the investors.

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

During the fiscal year ended March 31, 2003, dividends related to the Series D preferred stock of $456,000, included $228,000 accrued at March 31, 2003, issuance of 35,654 shares of common stock and $228,000 in cash. In addition, 50 shares of Series D preferred stock were converted into 7,142 shares of common stock in accordance with the specified exchange ratio. At March 31, 2003, the outstanding shares of Series D preferred stock were convertible into 929,715 shares of common stock.

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

Common Stock Warrants – In April 2000, the Company entered into a consulting agreement for financial advisory services to be provided to the Company over a period of eighteen months. In consideration for these services the Company agreed to a monthly retainer and granted warrants to acquire 150,000 shares of common stock, of which 75,000 vested immediately and the remaining balance of 75,000 vested during fiscal 2001 pursuant to the achievement of certain milestones. The warrants have five-year term and are exercisable at a price of $7.75 per share. The Company determined the value of the vested warrants using the Black-Scholes option pricing model with the following assumptions: expected life 5 years; risk-free interest rate of 6.6%-7.5%; volatility of 84-88%; and no dividends during the expected term. The fair value attributable to the warrants vested at issuance was amortized to expense over the eighteen month term of the agreement. The fair value of the warrants was measured upon the attainment of related milestones. Pursuant to the terms of the agreement, the Company recorded marketing expenses of $268,000 and $180,000 in 2001 and 2002, respectively, and Series D convertible preferred stock issuance costs of $312,000 in 2001.

At March 31, 2003, warrants were outstanding to purchase an aggregate of 1,277,452 shares of common stock at a weighted average exercise price of $6.91 per share expiring through April 2007.

Stock Option Plan – The Company’s stock-based compensation plans are described below.

1998 Stock Option Plan

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

1992 Outside Directors’ Stock Option Plan

Under the Company’s 1992 Outside Directors’ Stock Option Plan (the Directors’ Plan), options to purchase 4,000 shares of common stock are automatically granted, annually, to directors of Abaxis who are not employees. Options under the Directors’ Plan are nonqualified stock options and are granted at the fair market value on the date of grant and expire ten years from the date of grant. The time period for granting options under the 1992 Directors’ Plan expired in accordance with the terms of the Directors’ Plan in June 2002.

During the fiscal years ending March 31, 2003, 2002 and 2001, the Company granted 6,000, 9,000 and 8,000 non-statutory stock options to consultants, the values of which were originally estimated at $16,000, $38,000 and $35,000, respectively. The values of these non-statutory stock options granted to consultants were originally determined using the Black-Scholes option pricing model with the following assumptions: contractual life 10 years; stock volatility of 62%, 79% and 88% for the years ended March 31, 2003, 2002 and 2001, respectively; risk free interest rates of 4.07%, 5.53% and 6.64% for the years ended March 31, 2003, 2002 and 2001, respectively; and no dividends during the expected term. The options vest ratably over one to four year terms and approximately 2,000 shares remained unvested at March 31, 2003. The values attributable to these options have been amortized over the service period on a graded vesting method and the vested portion of these options were remeasured based on current fair values at each vesting date.

Information with respect to stock option activity is summarized as follows:

	Options Outstanding

	Number	Weighted
	of	Average
	Common	Exercise
	Shares	Price

Balance at April 1, 2000	2,083,789	$3.85
Granted (weighted average fair value of $4.45 per share)	509,750	6.67
Exercised	(236,456)	3.29
Canceled	(263,007)	5.09

Balance at March 31, 2001 (1,139,348 shares vested at a weighted average exercise price of $3.75 per share)	2,094,076	$4.45
Granted (weighted average fair value of $3.54 per share)	749,000	4.96
Exercised	(133,901)	2.96
Canceled	(207,850)	5.30

Balance at March 31, 2002 (1,422,264 shares vested at a weighted average exercise price of $4.15 per share)	2,501,325	$4.61
Granted (weighted average fair value of $2.43 per share)	353,504	3.98
Exercised	(88,916)	2.03
Canceled	(257,118)	5.50

Balance at March 31, 2003	2,508,795	$4.52

Additional information regarding options outstanding as of March 31, 2003 is as follows:

			Options Outstanding
						Options Exercisable
				Weighted
				Average	Weighted		Weighted
				Remaining	Average		Average
Range of			Number	Contractual Life	Exercise	Number	Exercise
Exercise Prices			Outstanding	(Years)	Price	Exercisable	Price

$ 1.50	—	$1.88	274,000	5.75	$1.62	274,000	$1.62
1.88	—	2.75	304,334	5.41	2.27	301,996	2.27
2.88	—	4.00	314,569	7.70	3.34	110,695	3.14
4.00	—	4.63	117,500	7.46	4.23	74,066	4.31
4.65	—	4.87	525,871	8.05	4.86	252,156	4.86
4.94	—	5.13	254,500	3.30	5.12	252,844	5.12
5.15	—	5.88	256,052	7.18	5.57	162,807	5.55
5.91	—	7.88	342,969	6.98	6.98	240,469	7.03
8.13	—	8.63	114,000	6.82	8.18	90,166	8.18
9.50	—	9.50	5,000	6.93	9.50	3,750	9.50

$ 1.50	—	$9.50	2,508,795	6.63	$4.52	1,762,949	$4.36

At March 31, 2003, 532,688 shares of common stock were available for future grants under the Company’s Option Plan.

Stock Purchase Rights — On April 22, 2003, the Board of Directors of the Company approved the adoption of a Shareholder Rights Plan. Under the terms of the plan, shareholders of record on May 8, 2003, will receive one preferred stock purchase right for each outstanding share of Common Stock held. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series RP Preferred Stock, $0.001 par value, at a price of $24.00 per share and becomes exercisable when a person or group acquires 15% or more of the Company’s Common Stock without prior approval by the Board of Directors.

12. Net Income (Loss) Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income (loss) per share:

	Year Ended March 31,
	2003	2002	2001

Net income	$1,636,000	$1,304,000	$188,000
Accrued preferred stock dividends	(865,000)	(446,000)	(230,000)
Accretion of value attributable to beneficial conversion feature	(370,000)	(587,000)	(1,418,000)

Net income (loss) attributable to common shareholders (numerator) - basic and diluted	$401,000	$271,000	$(1,460,000)

Shares (denominator):
Weighted average common shares outstanding - denominator for basic net income (loss) per share	16,634,447	16,264,153	15,994,438
Effect of dilutive securities:
Stock options	379,866	547,173	—

Denominator for diluted earnings per share	17,014,313	16,811,326	15,994,438

Net income (loss) per share - basic and diluted	$0.02	$0.02	$(0.09)

For the above mentioned periods, the Company had securities outstanding which could potentially dilute basic earnings per share in the future, but were excluded in the computation of diluted net income (loss) per share in the periods presented, as their effect would have been anti-dilutive. Such outstanding securities includes shares of the Company’s Series D and Series E convertible preferred stock, which are listed below as assuming that the shares of the convertible preferred stock have in fact converted into shares of the Company’s common stock, at the conversion price in effect at the initial issuance of the convertible preferred stock, such conversion price being subject to adjustment in the event that the Company effects a stock split, dividend, recapitalization or similar event. Such outstanding securities consist of the following:

	Year Ended March 31,

	2003	2002	2001

Convertible prefereed stock	1,786,639	1,513,780	939,714
Outstanding options to purchase common stock	1,634,779	822,682	668,303
Warrants to purchase common stock	1,277,452	1,040,759	795,567

13. Income Tax Provision

The components of the Company’s income tax provision is summarized as follows:

	Year Ended March 31,

	2003	2002	2001

Current income tax provision:
Federal	$—	$—	$19,500
State	5,000	16,000	1,500

Total current income tax provision	$5,000	$16,000	$21,000

The Company’s amount of income tax provision recorded in each of the three years in the period ended March 31, 2003 differs from the amount using the Federal statutory rate (35%) primarily due to the following:

	Year Ended March 31,

	2003	2002	2001

Statuatory Federal income tax rate	$587,000	$471,000	$73,000
Statuatory state income tax rate	96,000	77,000	12,000
Credits	(55,000)	(200,000)	(161,000)
Valuation allowance	(556,000)	(338,000)	(162,000)
Non deductible stock compensation	—	15,000	164,000
Other	(67,000)	(9,000)	95,000

	$5,000	$16,000	$21,000

Significant components of the Company’s deferred tax assets are as follows:

	Year Ended March 31,

	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$18,157,000	$18,812,000
Research and development tax credit carryforwards	3,115,000	3,608,000
Capitalized research and development	446,000	570,000
Other, net	1,055,000	1,482,000

	22,773,000	24,472,000
Valuation allowance for deferred tax assets	(22,773,000)	(24,472,000)

Net deferred tax assets	$—	$—

A valuation allowance against deferred tax assets is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company established a 100% valuation allowance at March 31, 2003 and 2002 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets.

As of March 31, 2003, the Company had federal and state net operating loss carryforwards of approximately $50,106,000 and $10,783,000, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $2,259,000 and $1,317,000, respectively. The net operating loss and credit carryforwards will expire at various dates from 2005 through 2021, if not utilized.

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

14. Customer and Geographic Information

The Company currently operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurements. The following is a summary of revenues from external customers for each group of products and services provided by the Company:

	Year Ended March 31,

	2003	2002	2001

Blood chemistry analyzers	$10,735,000	$9,895,000	$14,839,000
Reagent discs	21,893,000	18,206,000	14,150,000
Other	1,904,000	2,317,000	547,000

Product sales, net	34,532,000	30,418,000	29,536,000
Development and licensing revenue	248,000	213,000	237,000

Total revenues	$34,780,000	$30,631,000	$29,773,000

Two distributors, Vedco Inc. and DVM Resources accounted for 36% and 11%, respectively, of total revenues for the fiscal year ended March 31, 2003, 41% and 8%, respectively, of total revenues for the year ended March 31, 2002 and 51% and 7%, respectively, of total revenues for the fiscal year ended March 31, 2001. The following is a summary of revenues by geographic region based on customer location:

	Year Ended March 31,

	2003	2002	2001

United States	$29,067,000	$26,463,000	$25,434,000
Europe	3,838,000	2,780,000	2,584,000
Asia and Latin America	1,875,000	1,388,000	1,755,000

Total	$34,780,000	$30,631,000	$29,773,000

Substantially all of the Company’s long-lived assets are located in the United States.

15. Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for the years ended March 31, 2003 and 2002 (in thousands, except per share data):

	Quarter Ended	Quarter Ended	Quarter Ended	Quarter Ended
	June 30	September 30	December 31	March 31

Year ended March 31, 2003:
Net revenues	$7,416	$8,700	$8,488	$10,176
Gross profit	3,662	3,966	4,062	5,087
Net income	305	101	365	865
Net income (loss) attributable to common shareholders	$(290)	$(131)	$161	$661
Net income (loss) per share - basic and diluted	$(0.02)	$(0.01)	$0.01	$0.04
Year ended March 31, 2002:
Net revenues	$7,597	$6,784	$8,039	$8,211
Gross profit	3,523	3,141	3,831	4,170
Net income	217	4	446	637
Net income (loss) attributable to common shareholders	$117	$(112)	$331	$(65)
Net income (loss) per share - basic and diluted	$0.01	$(0.01)	$0.02	$(0.00)

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                     FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Title

Clinton H. Severson	55	Chairman of the Board, President and Chief Executive Officer
Richard J. Bastiani, Ph.D.(1)(2)	60	Director
Brenton G. A. Hanlon(1) (2)	57	Director
Prithipal Singh, Ph.D.(1)	64	Director
Ernest S. Tucker, III, M.D.	70	Director
Henk J. Evenhuis(1)	60	Director
Alberto R. Santa Ines	56	Chief Financial Officer and Vice President of Finance
Kenneth P. Aron, Ph.D.	50	Vice President of Research and Development
Richard L. Schoen	53	Vice President of Domestic Marketing and Sales
Robert B. Milder	53	Chief Operations Officer
Vladimir E. Ostoich, Ph.D.	57	Vice President of Engineering, Founder

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

Brenton G. A. Hanlon joined our Board of Directors in November 1996. Since January 2001, Mr. Hanlon has been President and Chief Executive Officer of Hitachi Chemical Diagnostics, a manufacturer of in vitro allergy diagnostic products. Concurrently, from December 1996 until the present, Mr. Hanlon has served as President and Chief Operating Officer of Tri-Continent Scientific, a subsidiary of Hitachi Chemical. From 1989 to December 1996, Mr. Hanlon was Vice President and General Manager of Tri-Continent Scientific. Mr. Hanlon serves on the board of directors of two privately held companies.

Prithipal Singh, Ph.D. joined our Board of Directors in June 1992. He has been the Founder, Chairman and Chief Executive Officer of ChemTrak Inc. (Pink Sheets: CMTR) from 1988 to 1998. Prior to this, he was an Executive Vice President of Idetec Corporation from 1985 to 1988 and a Vice President of Syva Corporation from 1977 to 1985.

Ernest S. Tucker, III, M.D. joined our Board of Directors in September 1995. Dr. Tucker currently serves as a self-employed healthcare consultant after having retired as Chief Compliance Officer for Scripps Health in San Diego in September 2000, a position which he assumed in April 1998. Dr. Tucker was Chairman of Pathology at Scripps Clinic and Research Foundation from 1992 to April 1998 and Chair of Pathology at California Pacific Medical Center in San Francisco from 1989 to 1992.

Henk J. Evenhuis joined our Board of Directors in November 2002. Mr. Evenhuis currently serves as a Director of Credence Systems Corporation (NASDAQ: CMOS), a semiconductor equipment manufacturer. Mr. Evenhuis served as Chief Financial Officer of Fair Isaac Corporation (NYSE: FIC), a global provider of analytic software products to the financial services, insurance and health care industries from October 1999 to October 2002. From 1987 to 1998, he was Executive Vice President and Chief Financial Officer of Lam Research Corporation (NASDAQ: LRCX), a semiconductor equipment manufacturer.

Alberto R. Santa Ines has served as our Chief Financial Officer and Vice President of Finance since April 2002. Mr. Santa Ines joined us in February 2000 as Finance Manager. In April 2001, Mr. Santa Ines was promoted to Interim Chief Financial Officer and Director of Finance, and in April 2002 he was promoted to his current position. From March 1998 to January 2000, Mr. Santa Ines was a self-employed consultant to several companies. From August 1997 to March 1998, Mr. Santa Ines was the Controller of Unisil (Pink Sheets: USIL), a semiconductor company. From April 1994 to August 1997, he was a Senior Finance Manager at Lam Research Corporation (NASDAQ: LRCX), a semiconductor equipment manufacturer.

Kenneth P. Aron, Ph.D. joined us in February 2000 as Vice President of Research and Development. From April 1998 to November 1999, Dr. Aron was Vice President of Engineering and Technology of Incyte Pharmaceuticals (NASDAQ: INCY), a genomic information company. From April 1996 to April 1998, Dr. Aron was Vice President, Research, Development and Engineering for Cardiogenesis Corporation (NASDAQ: CGCP), a manufacturer of laser-based cardiology surgical products.

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

Richard L. Schoen joined us in November 2002 as Vice President of Marketing and Sales. Prior to Abaxis, Mr. Schoen was Vice President, Business Development from October 1999 to November 2002 at Colorado MEDtech, Inc., a full service outsource provider of medical device product development and manufacturing. From March 1972 to April 1998, Mr. Schoen held several key positions with Beckman Coulter, a major manufacturer of in vitro laboratory instrumentation and biomedical systems, that included program management, sales and marketing management and general management where he was responsible for Beckman’s point-of-care testing products.

All directors hold office until the next annual meeting of shareholders of Abaxis and until their successors have been elected and qualified. Our Bylaws authorize the Board of Directors to fix the number of directors at not less than four or more than seven. The number of directors of the Company is currently six.

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

     Based solely on our review of the copies of Forms 3, 4 and 5 and amendments thereto received by us, we believe that during the period from April 1, 2002 through March 31, 2003, our officers and directors complied with all applicable filing requirements except with respect to one of our officers who inadvertently did not reflect the correct number of shares beneficially owned by him on one Form 4.

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

ITEM 11.      EXECUTIVE COMPENSATION AND OTHER MATTERS

     The following table sets forth information concerning the compensation during the fiscal years ended March 31, 2003, March 31, 2002 and March 31, 2001 of our Chief Executive Officer and our four other most highly compensated executive officers whose total salary and bonus for our fiscal year ended March 31, 2003 exceeded $100,000, for services in all capacities to us, during our fiscal year ended March 31, 2003.

SUMMARY COMPENSATION TABLE

				Long-Term
				Compensation
		Annual Compensation ($)		Awards

				Securities
	Fiscal			Underlying
Name and Principal Position	Year	Salary	Bonus	Options (#)

Clinton H. Severson	2003	$265,000	$187,000	—
President, Chief Executive Officer and	2002	265,000	82,500	164,000
Chairman of the Board	2001	250,000	226,500	—
Alberto R. Santa Ines	2003	$131,000	$125,000	50,000
Chief Financial Officer and	2002	110,000	22,000	22,000
Vice President of Finance	2001	110,000	26,500	5,000
Kenneth P. Aron, Ph.D.	2003	$150,000	$125,000	—
Vice President of Research	2002	150,000	55,000	55,000
and Development	2001	140,000	76,000	50,000
Robert B. Milder	2003	$165,000	$149,000	—
Chief Operations Officer	2002	165,000	66,000	62,000
	2001	155,000	143,500	—
Vladimir E. Ostoich, Ph.D.	2003	$160,000	$125,000	—
Vice President of Engineering	2002	160,000	55,000	59,500
	2001	150,000	166,000	—

Stock Options Granted in Fiscal 2003

     The following table provides the specified information concerning grants of options to purchase our common stock made during the fiscal year ended March 31, 2003, made to the persons named in the Summary Compensation Table.

OPTION GRANTS IN FISCAL 2003

Individual Grants in Fiscal 2003

% of Total
		Options			Potential Realizable Value
		Granted to	Exercise		at Assumed Annual Rates
	Options	Employees	Base		of Stock Price Appreciation
	Granted	in Fiscal	Price	Expiration	for Option Term (1)
Name	(#)(2)	Year	($/Sh)(3)	Date	5% ($)	10% ($)

Alberto R. Santa Ines	50,000	14.6	$3.00	7/23/2012	$94,334	$239,016

(1)	Potential gains are net of exercise price, but before taxes associated with exercise. These amounts represent certain assumed rates of appreciation only, based on the Securities and Exchange Commission rules. Actual gains, if any, on stock option exercise are dependent on the future performance of the common stock, overall market conditions and the option holders’ continued employment through the vesting period. The amounts reflected in this table may not necessarily be achieved.

(2)	All options granted in the fiscal year ended March 31, 2003 were granted pursuant to our 1998 Stock Option Plan. The options vest and become exercisable at the rate of one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee’s continuous employment by us. Under our 1998 Stock Option Plan, the Board retains discretion to modify the terms, including the price, of outstanding options. For additional information regarding options, see “Change of Control Arrangements.”

(3)	All options were granted at market value on the date of grant.

OPTION EXERCISES IN FISCAL 2003 AND FISCAL 2003 YEAR-END OPTION VALUES

     The following table provides the specified information concerning exercises of options to purchase our common stock in the fiscal year ended March 31, 2003, and unexercised options held as of March 31, 2003, by the persons named in the Summary Compensation Table.

	Shares
	Acquired				Value of Unexercised
	on	Value	Number of Unexercised Options		In-the-Money Options at 3/31/03
	Exercise	Realized	at 3/31/03		($)
Name	(#)	($)	Exercisable(1)	Unexercisable	Exercisable(2)	Unexercisable

Clinton H. Severson	—	—	585,875	78,125	$483,750	$—
Alberto R. Santa Ines	—	—	24,729	64,271	—	40,500
Kenneth P. Aron, Ph.D.	—	—	105,416	59,584	—	—
Robert B. Milder	—	—	152,020	36,980	121,922	813
Vladimir E. Ostoich, Ph.D.	—	—	188,145	36,980	99,662	813

(1)	Options to purchase our common stock generally vest as to one-fourth of the option grant on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee’s continuous employment with Abaxis. All options are exercisable only to the extent vested.

(2)	The value of the unexercised in-the-money options is based on the closing price of our common stock ($3.81 per share) on March 31, 2003, the last trading day in our fiscal year ended March 31, 2003, and is net of the exercise price of such options.

Compensation of Directors

     In fiscal 2003, all of our non-employee directors received compensation in the amount of $2,258 per Board meeting they attended plus reimbursement of reasonable travel expenses incurred. In addition, from April 2002 to December 2002, one of the members of our board of directors, Ernest S. Tucker, III, M.D., also served as a consultant to us and received monthly compensation of $1,000 plus reimbursement of expenses for attending meetings at or on behalf of us. Each of our non-employee directors also receives an automatic annual grant of options to purchase 4,000 shares of our common stock under our 1998 Stock Option Plan. In addition, Dr. Tucker received an additional grant of options to purchase 5,000 shares of our common stock for serving as a consultant in September 2002.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of June 3, 2003 certain information with respect to the beneficial ownership of our common stock by (i) the persons named in the Summary Compensation Table; (ii) each of our directors, and (iii) all of our executive officers and directors as a group. There are no persons known to us that are the beneficial owners of more than 5% of our outstanding common stock.

	Number of	Percent of Abaxis
	Shares	Common Stock
Name and Address of Beneficial Owner(1)	Owned	Outstanding(2)

Executive Officers
Clinton H. Severson(3)	767,672	4.6%
Vladimir E. Ostoich, Ph.D.(4)	414,257	2.5%
Robert B. Milder(5)	204,075	1.2%
Kenneth P. Aron, Ph.D.(6)	125,074	*
Alberto R. Santa Ines(7)	55,613	*
Outside Directors
Richard J. Bastiani, Ph.D.(8)	61,333	*
Ernest S. Tucker, III, M.D.(9)	43,500	*
Prithipal Singh, Ph.D.(10)	44,000	*
Brenton G. A. Hanlon(11)	32,667	*
Henk J. Evenhuis(12)	2,667	*
Executive officers and directors as a group (10 persons) (13)	1,750,858	10.2%

* Less than 1%

(1)	The persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table. The business address of each of the beneficial owners listed is c/o Abaxis, Inc., 3240 Whipple Road, Union City, CA 94587.

(2)	The percentages shown in this column are calculated from the 16,816,095 shares of common stock outstanding on March 31, 2003, shares of common stock issuable upon the conversion of our Series D convertible preferred stock, exercise of warrants and options held by that person that are currently exercisable or which are exercisable within sixty calendar days of June 3, 2003, and are deemed outstanding in accordance with the rules of the Securities and Exchange Commission.

(3)	Includes:

•	28,285 shares of common stock issuable upon the conversion of shares of our Series D convertible preferred stock;

•	9,900 shares of common stock issuable upon the exercise of warrants; and

•	598,375 shares subject to stock options exercisable by Mr. Severson within sixty days of June 3, 2003.

(4)	Includes:

•	31,500 shares held by Dr. Ostoich’s IRA;

•	29,500 shares held by Mrs. Ostoich’s IRA;

•	122,328 shares held by the Vladimir Ostoich and Liliana Ostoich Trust Fund, for the benefit of Dr. Ostoich and his wife;

•	21,714 shares issuable upon the conversion of shares of our Series D convertible preferred stock;

•	7,600 shares issuable upon the exercise of warrants; and

•	197,000 shares subject to stock options exercisable by Dr. Ostoich within sixty days of June 3, 2003.

(5)	Includes 160,875 shares subject to stock options exercisable by Mr. Milder within sixty days of June 3, 2003.

(6)	Includes 118,750 shares subject to stock options exercisable by Dr. Aron within sixty days of June 3, 2003.

(7)	Includes 40,313 shares subject to stock options exercisable by Mr. Santa Ines within sixty days of June 3, 2003.

(8)	Includes 19,333 shares subject to stock options exercisable by Dr. Bastiani within sixty days of June 3, 2003.

(9)	Includes 43,500 shares subject to stock options exercisable by Dr. Tucker within sixty days of June 3, 2003.

(10)	Includes 18,000 shares subject to stock options exercisable by Dr. Singh within sixty days of June 3, 2003.

(11)	Includes 18,667 shares subject to stock options exercisable by Mr. Hanlon within sixty days of June 3, 2003.

(12)	Includes 2,667 shares subject to stock options exercisable by Mr. Evenhuis within sixty days of June 3, 2003.

(13)	Includes:

•	49,999 shares issuable upon the conversion of shares of our Series D convertible preferred stock held individually;

•	17,500 shares issuable upon the exercise of warrants held individually; and

•	1,217,480 shares subject to options exercisable within sixty days of June 3, 2003.

\

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

ITEM 14.     CONTROLS AND PROCEDURES

     (a)  Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended, within the 90 day period prior to the filing date of this report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of that date.

     (b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

ITEM 15.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The following table sets forth the aggregate fees billed to Abaxis for the years ended March 31, 2003 and March 31, 2002 by Deloitte & Touche LLP:

	Year Ended March 31,

	2003	2002

Audit Fees	$238,000	$283,000
Audit-Related Fees	$67,000	$14,000
Tax Fees	$90,000	$90,000
All Other Fees	$—	$—

     Audit-related fees billed during the fiscal years ended March 31, 2003 and 2002 were for services related to consents and assistance with and review of documents filed with the Securities and Exchange Commission.

     The Audit Committee has not adopted any polices or procedures for the pre-approval of non-audit services. The Audit Committee has considered the role of Deloitte & Touche LLP in providing audit, audit-related and tax services to Abaxis and has concluded that such services are compatible with Deloitte & Touche’s role as Abaxis’ independent auditor.

PART IV

ITEM 16.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

On April 25, 2003, we filed a Current Report on Form 8-K to release our quarterly earnings announcement.

On May 16, 2003, we filed a report on Form 8-K (File No. 000-19720) relating to the approval by our Board of Directors of a Stock Purchase Rights Plan and amendment to our Bylaws regarding the notice periods for stockholder proposals for stockholder meetings. Our Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (each a “Right” and collectively the “Rights”) for each outstanding share of Common Stock, $0.001 par value (“Common Stock”), of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 30, 2003.

ABAXIS, INC.

BY	/s/ Clinton H. Severson

Clinton H. Severson
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Clinton H. Severson Clinton H. Severson	President, Chief Executive Officer and Director (Principal Executive Officer)	June 30, 2003

/s/ Alberto R. Santa Ines Alberto R. Santa Ines	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	June 30, 2003

/s/ Richard J. Bastiani, Ph.D. Richard Bastiani	Director	June 30, 2003

/s/ Henk J. Evenhuis Henk J. Evenhuis	Director	June 30, 2003

/s/ Brenton G. A. Hanlon Brenton G. A. Hanlon	Director	June 30, 2003

/s/ Prithipal Singh, Ph.D. Prithipal Singh, Ph.D.	Director	June 30, 2003

/s/ Ernest S. Tucker III Ernest S. Tucker III	Director	June 30, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Shareholders of Abaxis, Inc.:

We have audited the financial statements of Abaxis, Inc. (the “Company”) as of March 31, 2003 and 2002, and for each of the three years in the period ended March 31, 2003, and have issued our report thereon dated April 23, 2003; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 16(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

April 23, 2003

Schedule II

Abaxis, Inc.

Valuation and Qualifying Accounts and Reserves

	Balance at	Additions	Deductions
	Beginning of	Charged to	from	Balance at
Description	Year	Expenses	Reserves	End of Year
Reserve for Doubtful Accounts & Sales Allowances
Year ended March 31, 2003	$244,000	$422,000	$399,000	$267,000
Year ended March 31, 2002	357,000	52,000	165,000	244,000
Year ended March 31, 2001	466,000	69,000	178,000	357,000

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	Restated Articles of Incorporation(4)

3.2	By-laws(2)

3.3	Certificate of Determination for the Series D Convertible Preferred Stock (7)

3.4	Certificate of Correction of the Certificate of Determination for the Series D Convertible Preferred Stock(9)

3.5	Certificate of Determination for the Series E Preferred Stock(10)

4.1	Securities Purchase Agreement for the sale of Series D Convertible Preferred Stock dated October 4, 2000(8)

4.2	Form of Warrant Agreement issued to purchasers of Series D Convertible Preferred Stock(7)

4.3	Securities Purchase Agreement for the sale of Series E Convertible Preferred Stock, dated March 29, 2002(10)

4.4	Registration Rights Agreement dated as of March 29, 2002(10)

4.5	Form of Warrant Agreement issued to purchasers of Series E Convertible Preferred Stock(10)

10.5	1989 Stock Option Plan, as amended and restated as the 1998 Stock Option Plan, and forms of agreement(3)

10.6	1992 Outside Directors Stock Option Plan and forms of agreement(4)

10.7	401(k) Defined Contribution Plan (2)

10.13	Exclusive Distribution Agreement dated September 20, 1991 between the Company and Teramecs(1)(2)

10.14	Sponsored Research Agreement dated as of September 20, 1991 between the Company and Teramecs(1)(2)

10.15	Development Agreement between the Company and Becton Dickinson and Company (through its Becton Dickinson Immunocytometry Systems Division) dated April 9, 1993(1)(4)

10.17	Supply Agreement between the Company and Becton Dickinson and Company (through its Becton Dickinson Immunocytometry Systems Division) dated September 16, 1994 (1)(5)

10.18	Licensing agreement between the Company and Pharmacia Biotech, Inc. dated October 1, 1994(1)(5)

10.20	Employment Agreement with Mr. Clinton H. Severson dated March 31, 1997.(6)

10.25	Lease Agreement with Principal Development Investors, LLC, dated June 21, 2000(9)

10.26	Employee Retention Incentive Agreement with Mr. Alberto R. Santa Ines, as amended, as of May 1, 2002.(11)

10.27	Joint Defense Agreement by and between Abaxis, Inc. and S.A. Scientific, Inc. dated as of May 8, 2002(11)

10.28	Loan and Security Agreement with Comerica Bank — California dated March 13, 2002(12)

10.29	First and Second Modification to Loan and Security Agreement with Comerica Bank - California dated March 29, 2002(12)

10.30	Loan Revision/Extension Agreement with Comerica Bank — California dated March 29, 2002(12)

10.31	Loan Revision/Extension Agreement with Comerica Bank — California dated September 23, 2002(13)

10.32+	Letter Setting Forth Additional Terms of Relationship Between Abaxis and Pharmacia Biotech dated as of June 9, 1997(13)

10.33	Letter from Abaxis to Becton Dickenson and Company dated December 12, 1997(13)

10.34	Distribution Agreement by and between Abaxis and Melet Schloesing Laboratories, dated March 11, 1999(1)(14)

10.35	Distribution Agreement by and between Scil Animal Care Company GmbH and Abaxis, Inc., dated September 1, 2001(15)

Exhibit No.	Description of Document

10.36	Third Modification and Addendum to Loan and Security Agreement with Comerica Bank - California dated October 21, 2002(14)

21.1	Subsidiaries of Registrant

23.1	Independent Auditors’ Consent

99.1	Certification of Chief Executive Officer

99.2	Certification of Chief Financial Officer

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

(8)  Incorporated by reference to the exhibit filed with our Amended Current Report on Form 8-K/A on January 5, 2000.

(9)  Incorporated by reference to the exhibit filed with our Registration Statement on Form S-3 on January 10, 2000.

(10)  Incorporated by reference to the exhibit filed with our Current Report on Form 8-K on May 13, 2002.

(11)	Incorporated by reference to the exhibit filed with our annual report on Form 10-K for the year ended March 31, 2002.

(12)	Incorporated by reference to the exhibit filed with our quarterly report on Form 10-Q for the quarter ended June 30, 2002.

(13)	Incorporated by reference to the exhibit filed with our quarterly report on Form 10-Q for the quarter ended September 30, 2002.

(14)	Incorporated by reference to the exhibit filed with our quarterly report on Form 10-Q for the quarter ended December 31, 2002.

(15)	Incorporated by reference to the exhibit filed with Amendment Number One to our annual report on Form 10K/A for the year ended March 31, 2002, as filed with the Securities and Exchange Commission on December 24, 2002.

All Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

+ Confidential treatment has been granted as to a portion of this Exhibit.