Form 10-K/A
period 2003-03-31
ABAXIS INC
filed 2003-07-08
CIK 881890

UNITED STATES
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

     Abaxis, Inc. is amending its Annual Report on Form 10-K for the fiscal year ended March 31, 2003 as first filed with the Securities and Exchange Commission on June 30, 2003, to include certifications pursuant to Securities Exchange Act Rule 13a-14 which were inadvertently omitted from the registrant’s original filing.

     The audited financial statements for the fiscal year ended March 31, 2003 have not been changed in any manner from those included with the original filing of Abaxis’ Annual Report on Form 10-K filed on June 30, 2003.

2

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
ITEM 14. CONTROLS AND PROCEDURES
ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
(a) 1. Financial Statements
2. Financial Statement Schedules
Exhibits
(b) Reports on Form 8-K
SIGNATURES
EXHIBIT INDEX
EXHIBIT 21.1
EXHIBIT 23.1
EXHIBIT 99.1
EXHIBIT 99.2

PART IV
	ITEM 16.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K		68
		(a)	1. Financial Statements	68
			2. Financial Statement Schedules	68
			3. Exhibits	68
		(b)	Reports on Form 8-K	68
SIGNATURES				69
CERTIFICATIONS				70
EXHIBITS INDEX				74

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

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended March 31, 2003 to be signed on its behalf by the undersigned, thereunto duly authorized, on July 8, 2003.

ABAXIS, INC.

BY	/s/ Clinton H. Severson

Clinton H. Severson
Chairman of the Board, President and Chief Executive Officer

CERTIFICATIONS PURSUANT TO SECURITIES EXCHANGE ACT RULE 13a-14

I, Clinton H. Severson, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Abaxis, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 8, 2003	/s/ Clinton H. Severson

Clinton H. Severson
President and Chief Executive Officer

I, Alberto R. Santa Ines, certify that:

1.     I have reviewed this annual report on Form 10-K/A of Abaxis, Inc.;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors:

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: July 8, 2003	/s/ Alberto R. Santa Ines

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