Form 10-Q
period 2003-06-30
ABAXIS INC
filed 2003-08-13
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

      (MARK ONE)

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003 or

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

At August 11, 2003, 17,100,631 shares of Common Stock, were outstanding.

This Report on Form 10-Q consists of 30 pages. The exhibit index is on page 25.

ABAXIS, INC.
Report On Form 10-Q For The
Quarter Ended June 30, 2003
INDEX

Q1 FY2004 DOC

PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

Abaxis, Inc.
Condensed Statements of Operations
(unaudited and in rounded thousands, except per share data)

                                                           Three Months Ended
                                                              June 30,
                                                        --------------------------
                                                           2003          2002
                                                        ------------  ------------
Revenues:
   Product sales, net................................. $ 10,291,000  $  7,381,000
   Development and licensing revenue..................       35,000        35,000
                                                        ------------  ------------
Total revenues........................................   10,326,000     7,416,000
                                                        ------------  ------------
Costs and operating expenses:
   Cost of product sales..............................    5,220,000     3,719,000
   Selling, general and administrative................    3,217,000     2,386,000
   Research and development...........................    1,032,000     1,005,000
                                                        ------------  ------------
Total costs and operating expenses....................    9,469,000     7,110,000
                                                        ------------  ------------
Income from operations................................      857,000       306,000
Interest and other income.............................       48,000        63,000
Interest and other expense............................      (18,000)      (54,000)
                                                        ------------  ------------
Net income before income taxes........................      887,000       315,000
Income tax provision..................................       24,000        10,000
                                                        ------------  ------------
Net income............................................      863,000       305,000
Preferred dividends and accretion (a).................     (204,000)     (595,000)
                                                        ------------  ------------
Net income (loss) attributable to common shareholders. $    659,000  $   (290,000)
                                                        ============  ============

Basic and diluted net income (loss) per share ........ $       0.04  $      (0.02)
                                                        ============  ============

Shares used in computing basic per share amounts......   16,921,000    16,392,000
                                                        ============  ============

Shares used in computing diluted per share amounts....   17,480,000    16,392,000
                                                        ============  ============

(a) For the three months ended June 30, 2003, includes dividends of $204,000. For the three months ended June 30, 2002, includes dividends of $225,000 and a non-cash dividend charge of $370,000 related to the beneficial conversion feature contained in the Company's Series E Preferred Stock issued in April 2002. See note 3 to condensed financial statements.

See notes to condensed financial statements.

Abaxis, Inc.
Condensed Balance Sheets
(unaudited and in rounded thousands)

                                                                              June 30,      March 31,
                                                                              2003          2003
                                                                              ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents ................................................ $ 11,598,000  $ 10,430,000
  Trade receivables (net of allowances of $257,000 at June 30, 2003
    and $267,000 at March 31, 2003).........................................    7,055,000     7,482,000
  Inventories ..............................................................    5,612,000     4,982,000
  Prepaid expenses .........................................................      464,000       667,000
                                                                              ------------  ------------
           Total current assets ............................................   24,729,000    23,561,000
Property and equipment - net ...............................................    8,340,000     8,580,000
Deposits and other assets ..................................................      195,000       227,000
                                                                              ------------  ------------
           Total assets .................................................... $ 33,264,000  $ 32,368,000
                                                                              ============  ============
LIABILITIES, CONVERTIBLE PREFERRED STOCK  AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable ......................................................... $  1,808,000  $  2,084,000
  Dividends payable ........................................................      204,000       408,000
  Accrued payroll and related expenses .....................................    2,121,000     1,811,000
  Other accrued liabilities ................................................      353,000       377,000
  Warranty reserve .........................................................      145,000       123,000
  Deferred revenue .........................................................      358,000       378,000
  Current portion of capital lease obligations..............................       46,000        58,000
  Current portion of long-term debt ........................................      467,000       467,000
                                                                              ------------  ------------
           Total current liabilities .......................................    5,502,000     5,706,000
                                                                              ------------  ------------

Capital lease obligations, less current portion ............................       32,000        38,000
Long-term debt, less current portion .......................................      350,000       466,000
Deferred rent...............................................................      345,000       321,000
Deferred revenue, less current portion......................................      336,000       318,000
Commission obligation, less current portion ................................       75,000        75,000
                                                                              ------------  ------------
           Total non-current liabilities ...................................    1,138,000     1,218,000
                                                                              ------------  ------------

Commitments and contingencies

Redeemable convertible preferred stock, Series E, no par value:
    issued and outstanding shares - 5,570 at June 30, 2003 and
    March 31, 2003 (liquidation preference of $5,570,000
    at June 30, 2003 and March 31, 2003)....................................    3,176,000     3,176,000
                                                                              ------------  ------------

Shareholders' equity:
  Convertible preferred stock, Series D, no par value:
    authorized shares - 5,000,000; issued and outstanding
    shares - 6,508 at June 30, 2003 and March 31, 2003......................    3,143,000     3,143,000
  Common stock, no par value: authorized shares -
    35,000,000; issued and outstanding shares - 16,959,330
    at June 30, 2003 and 16,816,095 at March 31, 2003 ......................   81,130,000    80,608,000
  Accumulated deficit ......................................................  (60,825,000)  (61,483,000)
                                                                              ------------  ------------
           Total shareholders' equity ......................................   23,448,000    22,268,000
                                                                              ------------  ------------
Total liabilities, convertible preferred stock and shareholders' equity .... $ 33,264,000  $ 32,368,000
                                                                              ============  ============

See notes to condensed financial statements.

Abaxis, Inc.
Condensed Statements of Cash Flows
(unaudited and in rounded thousands)

                                                                   Three Months Ended
                                                                      June 30,
                                                                ------------------------
                                                                     2003         2002
                                                                -----------  -----------
Operating activities:
Net income.................................................... $   863,000  $   305,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization...............................     377,000      357,000
  Common stock issued for employee benefit plans..............      38,000      104,000
  Stock based compensation (reversal), including amortization
  of deferred stock compensation..............................       8,000      (22,000)
  Changes in operating assets and liabilities:
     Trade receivables........................................     427,000     (263,000)
     Interest receivable......................................          --      (11,000)
     Inventories..............................................    (628,000)     (40,000)
     Prepaid expenses.........................................     203,000      205,000
     Deposits and other assets................................      32,000     (117,000)
     Accounts payable.........................................    (276,000)      12,000
     Accrued payroll and related expenses.....................     310,000      (68,000)
     Warranty reserve and other accrued liabilities...........      (2,000)     (73,000)
     Deferred rent............................................      24,000       32,000
     Deferred revenue.........................................      (2,000)     (28,000)
     Long-term commission obligation..........................          --      (14,000)
                                                                -----------  -----------
Net cash provided by operating activities.....................   1,374,000      379,000
                                                                -----------  -----------
Investing activities:
Purchase of property and equipment............................    (140,000)    (400,000)

Financing activities:
Repayment of line of credit...................................          --   (1,000,000)
Repayment of equipment financing..............................    (116,000)    (116,000)
Repayment of capital lease obligations........................     (18,000)     (37,000)
Net cash proceeds from issuance of preferred stock............          --    6,812,000
Exercise of warrants and common stock options.................      68,000       27,000
                                                                -----------  -----------
Net cash provided by (used in) financing activities...........     (66,000)   5,686,000
                                                                -----------  -----------
Net increase in cash and cash equivalents.....................   1,168,000    5,665,000
Cash and cash equivalents at beginning of period..............  10,430,000    4,098,000
                                                                -----------  -----------
Cash and cash equivalents at end of period.................... $11,598,000  $ 9,763,000
                                                                ===========  ===========
Supplemental disclosures of cash flow information:
   Cash paid for interest..................................... $    18,000  $    48,000
                                                                ===========  ===========

   Cash paid for taxes........................................ $    14,000  $        --
                                                                ===========  ===========
Noncash financing activities:
   Preferred stock dividends and accretion.................... $   204,000  $   595,000
                                                                ===========  ===========
   Issuance of common stock for conversion of preferred stock
   and payment of dividends payable........................... $   408,000  $   280,000
                                                                ===========  ===========

   Warrants and options issued for services and issuance costs $        --      361,000
                                                                ===========  ===========

See notes to condensed financial statements.

ABAXIS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The condensed unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 2003. The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented. Certain amounts as presented in the financial statements for the previous periods have been reclassified to conform to the fiscal year ending March 31, 2004 financial statement presentation. The results for the period ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004 or for any future period.

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income - Comprehensive income was the same as net income for the three months ended June 30, 2003 and 2002.

New Accounting Pronouncements - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 on January 1, 2003. The Company does not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is not expected to have an impact on the financial position, results of operations or cash flows of the Company.

Had compensation cost been recognized based on the fair value at the date of grant for options during the three months ended June 30, 2003 and 2002, the pro forma amounts of the Company's net income and basic and diluted net income (loss) per share would have been as follows (in rounded thousands, except per share amounts):

                                                      Three Months Ended
                                                          June 30
                                                  -------------------------
                                                     2003          2002
                                                  -----------   -----------
Net income:
  As reported                                    $   863,000  $    305,000

Less stock-based compensation expense
  determined under the fair value method for
  all awards, net of related tax effects            (347,000)     (349,000)
                                                  -----------   -----------
  Pro forma net income (loss)                    $   516,000  $    (44,000)
                                                  ===========   ===========
Basic and diluted net income (loss) per share:
  As reported                                    $      0.04  $      (0.02)
  Pro forma                                      $      0.03  $      (0.00)

The Company's calculations were made using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred. The following are the weighted average assumptions:

                                                      Three Months Ended
                                                          June 30
                                                  -------------------------
                                                     2003          2002
                                                  -----------   -----------

Expected life of option........................       6 years       6 years
Risk-free interest rate........................        2.78%        3.17%
Dividend yield.................................        0.00%        0.00%
Volatility.....................................          61%          62%

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities. " This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities. " This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. " This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have an impact on the Company's financial position, results of operations or cash flows.

3. NET INCOME (LOSS) PER SHARE INFORMATION

Basic net income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding and the net income attributable to common shareholders. Diluted net income (loss) per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Shares used in the calculation of diluted net income (loss) per share for the three months ended June 30, 2003 exclude an aggregate of 4,355,000 common equivalent shares and for the three months ended June 30, 2002 exclude an aggregate of 5,145,000 common equivalent shares related to outstanding options and warrants, using the treasury stock method and related to preferred shares issuable upon conversion of preferred stock, as their effect would be antidilutive.

The reconciliation of the weighted average number of common shares outstanding used in calculating basic net income (loss) per share and in calculating diluted net income (loss) per share is as follows (in rounded thousands):

                                                      Three Months Ended
                                                          June 30
                                                  -------------------------
                                                     2003          2002
                                                  -----------   -----------
Weighted average number of common
  shares outstanding used in calculating
  basic net income (loss) per share.............  16,921,000    16,392,000
Weighted average number of dilutive stock
  options and warrants outstanding using
  the treasury stock method.....................     559,000            --
                                                  -----------   -----------
Weighted average number of shares
  outstanding used in calculating
  diluted net income (loss) per share...........  17,480,000    16,392,000
                                                  ===========   ===========

4. INVENTORY

Inventories are stated at the lower of cost (first- in, first-out method) or market and consist of the following (in rounded thousands):

                                                   June 30,      March 31,
                                                     2003          2003
                                                  -----------   -----------
Raw materials................................... $ 2,802,000  $  2,317,000
Work-in-process.................................   1,915,000     2,071,000
Finished goods..................................     895,000       594,000
                                                  -----------   -----------
                                                 $ 5,612,000  $  4,982,000
                                                  ===========   ===========

5. WARRANTY RESERVES

The Company provides for provisions for the estimated future costs to be incurred under the Company's standard warranty obligations of one year. Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

The warranty reserve activity is summarized as follows for the three-month periods ended June 30, 2003 and 2002 (in rounded thousands):

                                                      Three Months Ended
                                                          June 30
                                                  -----------   -----------
                                                     2003          2002
                                                  -----------   -----------
Balance Beginning of Period..................... $   123,000  $    192,000
Provision for warranty expense....................   162,000        85,000
Warranty costs incurred...........................  (140,000)      (85,000)
                                                  -----------   -----------
Balance End of Period........................... $   145,000  $    192,000
                                                  ===========   ===========

6. LINE OF CREDIT AND LONG-TERM DEBT

In March 2002, the Company terminated certain line of credit and equipment financing loans and entered into new line of credit and equipment financing loans with Comerica Bank-California. The new line of credit provides for borrowings of up to $5,250,000, based on the Company's outstanding accounts receivables and inventory, as defined by the bank: up to $4,000,000 is collateralized by domestic receivables and up to $1,250,000 is collateralized by foreign receivables. This new line of credit bears interest at the prime rate, which was 4.00% at June 30, 2003, and is payable monthly. Of the $4,000,000 domestic line of credit, $820,000 was committed to secure a letter of credit for the Company's facilities lease. The domestic line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. The foreign line of credit expired in September 2002 and was renewed until September 2003. The Company's weighted average interest rate on borrowings under its line of credit facilities during the three months ended June 30, 2003 and 2002 was 4.24% and 4.75%, respectively. At June 30, 2003, there was no amount outstanding under the Company's line of credit. At June 30, 2003, $3,950,000 was available for borrowing.

The balance of the new equipment financing loan at June 30, 2003 was $817,000. The equipment loan bears interest at the prime rate plus 1%, which totaled 5.00% at June 30, 2003 and is payable in monthly installments of principal and interest totaling approximately $42,000 over a period of two years. The weighted average interest rate on equipment financing loans during the three months ended June 30, 2003 and 2002 was 5.24% and 5.75%, respectively.

The line of credit and equipment financing agreements contain certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that the Company have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000. The Company is also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2004. In addition, the Company is required to have a minimum liquidity coverage, as defined, of not less than 1.25 to 1.00, cash flow coverage, as defined, of not less than 1.20 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $15,000,000 to be increased by 100% of any net equity capital raised and a minimum of 50% of net income. At June 30, 2003, the Company was in compliance with these covenants.

Borrowings under the line of credit and equipment financing loans are secured by a pledge of the Company's net book value of assets of $26.6 million at June 30, 2003 including its intellectual property.

7. CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to clinicians with rapid blood constituent measurements. The following is a summary of revenues from external customers for each group of products and services provided by the Company (in rounded thousands):

                                                      Three Months Ended
                                                          June 30
                                                  -------------------------
                                                     2003          2002
                                                  -----------   -----------
Blood chemistry analyzers....................... $ 3,152,000  $  1,998,000
Reagent discs and kits..........................   6,478,000     4,846,000
Other...........................................     661,000       537,000
                                                  -----------   -----------
  Product sales, net............................  10,291,000     7,381,000
Development and licensing revenue...............      35,000        35,000
                                                  -----------   -----------
Total revenues.................................. $10,326,000  $  7,416,000
                                                  ===========   ===========

The following is a summary of revenues by customer group (in rounded thousands):

                                                      Three Months Ended
                                                          June 30
                                                  -------------------------
                                                     2003          2002
                                                  -----------   -----------
Medical Market ................................. $ 1,596,000  $    793,000
Veterinary Market ..............................   8,192,000     6,324,000
Other...........................................     538,000       299,000
                                                  -----------   -----------
Total revenues ................................. $10,326,000  $  7,416,000
                                                  ===========   ===========

Two distributors, Vedco Inc. and DVM Resources accounted for 26% and 16%, respectively, of total revenues for the three-month period ended June 30, 2003, and 38% and 7%, respectively, of total revenues for the three-month period ended June 30, 2002. The following is a summary of revenues by geographic region based on customer location (in rounded thousands):

                                                      Three Months Ended
                                                          June 30
                                                  -------------------------
                                                     2003          2002
                                                  -----------   -----------
United States .................................. $ 8,962,000  $  6,280,000
Europe .........................................   1,114,000       815,000
Asia and Latin America..........................     250,000       321,000
                                                  -----------   -----------
Total revenues ................................. $10,326,000  $  7,416,000
                                                  ===========   ===========

Substantially all of the Company's long-lived assets are located in the United States.

8. REDEEMABLE CONVERTIBLE PREFERRED STOCK - SERIES E

Series E Convertible Preferred Stock - In March 2002 and April 2002, the Company sold 3,750 and 3,620 shares, respectively, of Series E convertible preferred stock (the "Series E Preferred") at a per share price of $1,000, resulting in net cash proceeds to the Company aggregating $6,812,000. The Company recorded stock offering proceeds receivable of $3,446,000 for the first closing of Series E Preferred at March 31, 2002. The proceeds were received by the Company on April 3, 2002. The Series E Preferred is non-voting and pays an annual cumulative dividend of 6.5% of the original issue price per share, payable semiannually in cash or shares of common stock at the Company's election. Upon the liquidation of, dissolution of, winding-up of, or change of control in Abaxis, holders of the Series E Preferred are entitled to receive $1,000 per share, the original issue price, plus any accrued but unpaid dividends, as a liquidation preference prior to Abaxis making any distributions to holders of common stock. Accordingly, the Series E preferred stock is classified as a redeemable convertible preferred stock and is included outside of shareholders' equity in the accompanying condensed balance sheets.

At June 30, 2003, the outstanding shares of Series E Preferred were convertible into 856,924 shares of common stock. The Series E Preferred automatically converts into shares of common stock upon the earlier of: (i) the first date following March 28, 2003 on which the closing per share price of Abaxis common stock exceeds $12.00 for twenty consecutive trading days (the "Automatic Price Conversion Date"), or (ii) March 28, 2007; provided, however, that if the closing sales price of the common stock as reported on Nasdaq National Market System is less than $6.50 for each of the twenty (20) consecutive trading days immediately prior to and including March 28, 2007, then the Series E preferred stock will convert into common stock automatically upon the earlier to occur of (A) March 28, 2008, or (B) the Automatic Price Conversion Date. The shares may also be converted at the option of the holder at any time. The number of common shares into which the Series E convertible preferred stock is convertible is subject to adjustment for anti-dilution, stock splits, and other certain events.

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

The amounts recorded in the Company's financial statements for the fiscal year ended March 31, 2003, representing the amounts attributed to the closings in April 2002, were as follows: net cash proceeds - $3,366,000 ($254,000 of issuance costs incurred), allocation to warrants issued to investors - $590,000, warrants issued to advisors for services - $361,000, and the amount of the dividend charge related to the value of beneficial conversion feature - $370,000.

9. SHAREHOLDERS' EQUITY

Stock Purchase Rights - On April 22, 2003, the Board of Directors of the Company approved the adoption of a Shareholder Rights Plan. Under the terms of the plan, shareholders of record on May 8, 2003, received one preferred stock purchase right for each outstanding share of Common Stock held. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company's Series RP Preferred Stock, $0.001 par value, at a price of $24.00 per share and becomes exercisable when a person or group acquires 15% or more of the Company's Common Stock without prior approval by the Board of Directors.

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

Our primary product is a system consisting of a compact 6.9 kilogram analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 12 tests. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma samples. The system provides test results in less than 15 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer. We currently market this system for veterinary use under the name VetScan® and in the human medical market under the name Piccolo®. We also market a hematology analyzer under the name VetScan HMT, which provides a complete blood count ("CBC") including three-part white blood cell ("WBC") differential in less than 2 minutes and requires only 12 uL (microliter) of whole blood. It provides results for eight selectable species, plus two user configurable programs. We market one type of reagent kit with this analyzer. We purchase the hematology analyzer and reagent kits from Melet Schloesing Laboratories of France. We are not obligated to purchase a minimum amount of analyzers or reagent kits. We market the combination of the VetScan and the VetScan HMT under the name VetScan DXS.

In the three months ended June 30, 2003, our domestic revenues accounted for 87% of our total revenues versus 85% in the three months ended June 30, 2002. International revenues accounted for 13% of total revenues in the three months ended June 30, 2003 versus 15% in the three months ended June 30, 2002. The primary reason for the increase in domestic revenues and commensurate decrease in international revenues as a percentage of total revenues in the three months ended June 30, 2003 was an increase of $439,000 in total sales to the U.S. military.

During the three months ended June 30, 2003, we sold 356 instruments worldwide, which includes both blood chemistry and hematology analyzers, a 51% increase from 235 instruments sold in the three months ended June 30, 2002. The increase in instrument sales was primarily in the United States.

Reagent discs and kits sold during the three months ended June 30, 2003 were 536,000, an increase of 30% compared to sales of 412,000 reagent discs and kits during the three months ended June 30, 2002. The increase in reagent discs and kits sold is consistent with our belief that there will be increasing recurring reagent disc revenue as our product lines achieve greater market penetration and more consistent utilization. This growth is mainly attributable to the expanded installed base of VetScan DXS systems and higher consumption rates of institutional users.

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

Results of Operations

Total Revenues

During the three months ended June 30, 2003, we reported total revenues of $10,326,000, a $2,910,000 or 39% increase from total revenues of $7,416,000 for the three months ended June 30, 2002. The revenue increase was due to an increase of $1,154,000 in instrument sales, an increase of $1,632,000 in reagent sales and an increase of $124,000 in other sales. Our instrument and reagent sales accounted for 31% and 63%, respectively, of our product sales in the three months ended June 30, 2003 compared to 27% and 66%, respectively, of our product sales in the three months ended June 30, 2002.

We receive royalty payments from Amersham Biosciences (formerly Pharmacia Biotech) equal to 5% of net sales, as defined in our agreement, of Amersham's products that use our technology. During the three months ended June 30, 2003 and 2002, we reported development and licensing revenues of $35,000.

Total revenues in the U.S. for the three months ended June 30, 2003 were $8,962,000, a $2,682,000 or 43% increase from total U.S. revenues of $6,280,000 for the three months ended June 30, 2002. The net increase in the U.S. in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 was attributed to increases of $439,000 in total instrument placements and reagent discs sold to the U.S. military, $1,027,000 in instrument placements to all other customers (excluding the U.S. military), $1,102,000 of reagent discs sold to all other customers (excluding the U.S. military) and $114,000 in other sales.

Total revenues in Europe for the three months ended June 30, 2003 were $1,114,000, a $299,000 or 37% increase from revenues of $815,000 for the three months ended June 30, 2002. The increase in revenues primarily reflects both an increase in instrument sales of $52,000 and reagent sales of $243,000.

Total revenues in Asia and Latin America for the three months ended June 30, 2003 were $250,000, a $71,000 or 22% decrease from revenues of $321,000 for the three months ended June 30, 2002. The decrease in revenues in Asia and Latin America primarily reflects an increase in instrument sales of $11,000 offset by a decrease in reagent sales of $88,000.

Cost of Product Sales

Cost of product sales during the three months ended June 30, 2003 was $5,220,000, or 51% of product sales, as compared to $3,719,000, or 50% of product sales, in the three months ended June 30, 2002. The dollar increase in cost of product sales was primarily attributable to continued increases in sales volume of instruments and reagent discs.

Selling, General and Administrative Expense

Selling, general and administrative expenses were $3,217,000, or 31% of total revenues, in the three months ended June 30, 2003 compared to $2,386,000, or 32% of total revenues, in the three months ended June 30, 2002. The increase in selling, general and administrative expenses was due primarily to our strategy to expand in the human medical market.

Research and Development Expense

Research and development expenses were $1,032,000, or 10% of total revenues, in the three months ended June 30, 2003, compared to $1,005,000, or 14% of total revenues, in the three months ended June 30, 2002. We expect the dollar amount of research and development expenses to slightly increase as we complete development and clinical trials of the Renal Function, Hepatic Function and Comprehensive Metabolic tests in the human medical market. There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful.

Interest and Other Income

Our interest income was $43,000 for the three months ended June 30, 2003, compared to $63,000 for the three months ended June 30, 2002. In the three months period ended June 30, 2003, interest income included $30,000 earned on cash and cash equivalents and $13,000 from our reagent rental program.

Interest and Other (Expense)

Our interest expense was $18,000 for the three months ended June 30, 2003, compared to $54,000 for the three months ended June 30, 2002. During the three months ended June 30, 2003, interest expense primarily consisted of $14,000 on our capital equipment loan and capital leases for equipment. During the three months ended June 30, 2002, interest expense primarily consisted of $32,000 on our capital equipment loan and line of credit and $20,000 on capital leases for equipment. No interest was capitalized during the periods.

Income Taxes

Income tax expense totaled $24,000 for the three months ended June 30, 2003 compared to income tax expense of $10,000 for the three months ended June 30, 2002. Income tax expense in these two periods primarily relate to taxes for various state tax jurisdictions.

Liquidity and Capital Resources

As of June 30, 2003, we had $11,598,000 in cash and cash equivalents. We anticipate to incur incremental additional costs to support our future operations, including further commercialization of our products and development of new test methods that will allow us to expand our veterinary market and further penetrate the human diagnostic market; acquisition of capital equipment for our manufacturing facility, which includes the ongoing costs related to continuing development of our current and future products; and additional pre-clinical testing and clinical trials for our current and future products.

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

Net cash provided by operating activities during the three months ended June 30, 2003 was $1,374,000 compared to net cash provided by operating activities of $379,000 in the three months ended June 30, 2002. Net cash provided by operating activities was due primarily to net income of $863,000 plus depreciation and amortization of $377,000, a decrease of $662,000 in trade receivables, prepaid expenses, deposits and other assets and increases totaling $280,000 in accounts payable, warranty reserve and other accrued liabilities and deferred revenue. These sources of cash were partially offset by increase of $628,000 in inventories and decreases in accrued payroll and related expenses and deferred rent totaling $334,000.

Net cash used in investing activities for the three months ended June 30, 2003 was $140,000 as compared to net cash used of $400,000 for the three months ended June 30, 2002. The increase in net cash used is due to an increase in the purchases of property and equipment.

Net cash used in financing activities for the three months ended June 30, 2003 was $66,000 as compared to net cash provided of $5,686,000 for the three months ended June 30, 2002. Net cash used in financing activities for the three months ended June 30, 2003 was primarily the result of the exercise of common stock options of $68,000 offset by repayments on a capital equipment loan and capital lease obligations totaling $134,000. Net cash provided by financing activities for the three months ended June 30, 2002 was primarily the result of net cash proceeds from issuance of Series E preferred stock of $6,812,000 offset by the exercise of common stock options of $27,000, repayments on the line of credit of $1,000,000, and repayments totaling $153,000 on the equipment financing loan and capital lease obligations.

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

At June 30, 2003, the outstanding shares of Series E Preferred were convertible into 856,924 shares of common stock. The Series E Preferred automatically converts into shares of common stock upon the earlier of: (i) the first date following March 28, 2003 on which the closing per share price of our common stock exceeds $12.00 for twenty consecutive trading days (the "Automatic Price Conversion Date"), or (ii) March 28, 2007; provided, however, that if the closing sales price of our common stock as reported on Nasdaq National Market System is less than $6.50 for each of the twenty (20) consecutive trading days immediately prior to and including March 28, 2007, then the Series E preferred stock will convert into common stock automatically upon the earlier to occur of (A) March 28, 2008, or (B) the Automatic Price Conversion Date. The shares may also be converted at the option of the holder at any time. The number of common shares into which the Series E convertible preferred stock is convertible is subject to adjustment for anti-dilution, stock splits, and other certain events.

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

The amounts recorded in our financial statements for the fiscal year ended March 31, 2003, representing the amounts attributed to the closings in April 2002, were as follows: net cash proceeds - $3,366,000 ($254,000 of issuance costs incurred), allocation to warrants issued to investors - $590,000, warrants issued to advisors for services - $361,000, and the amount of the dividend charge related to the beneficial conversion feature - $370,000.

Line of Credit and Long-Term Debt - In March 2002, we terminated certain line of credit and equipment financing loans and entered into new line of credit and equipment financing loans with Comerica Bank-California. The new line of credit provides for borrowings of up to $5,250,000, based on our outstanding accounts receivables and inventory, as defined by the bank: up to $4,000,000 is collateralized by domestic receivables and up to $1,250,000 is collateralized by foreign receivables. This new line of credit bears interest at the prime rate, which was 4.00% at June 30, 2003, and is payable monthly. Of the $4,000,000 domestic line of credit, $820,000 was committed to secure a letter of credit for our facilities lease. The domestic line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. The foreign line of credit expired in September 2002 and was renewed until September 2003. The weighted average interest rate on borrowings under our line of credit facilities during the three months ended June 30, 2003 and 2002 was 4.24% and 4.75%, respectively. At June 30, 2003, there was no amount outstanding under our line of credit. At June 30, 2003, $3,950,000 was available for borrowing.

The balance of the new equipment financing loan at June 30, 2003 was $817,000. The equipment loan bears interest at the prime rate plus 1%, which totaled 5.00% at June 30, 2003, and is payable in monthly installments of principal and interest totaling approximately $42,000 over a period of two years. The weighted average interest rate on equipment financing loans during the three months ended June 30, 2003 and 2002 was 5.24% and 5.75%, respectively.

The line of credit and equipment financing agreements contain certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000. We are also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2004. In addition, we are required to have a minimum liquidity coverage, as defined, of not less than 1.25 to 1.00, cash flow coverage, as defined, of not less than 1.20 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $15,000,000 to be increased by 100% of any net equity capital raised and a minimum of 50% of net income. At June 30, 2003, we were in compliance with these covenants.

Borrowings under the line of credit and equipment financing loans are secured by a pledge of our net book value of assets of $26.6 million at June 30, 2003 including our intellectual property.

Critical Accounting Policies - We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to the identified critical accounting policies on our business operations are discussed in our amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2003 filed with the Securities and Exchange Commission.

Contingencies - We are involved in various litigation matters in the normal course of business. We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

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

New Accounting Pronouncements - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 on January 1, 2003. We do not expect to change to using the fair value based method of accounting for stock-based employee compensation; and therefore, adoption of SFAS No. 148 is not expected to have an impact on our financial position, results of operations or cash flows in the financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities. " This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities. " This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have an impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. " This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have an impact on our financial position, results of operations or cash flows.

RISK FACTORS THAT MAY AFFECT OUR PERFORMANCE

Our future performance is subject to a number of risks. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline. You should also refer to other information contained in our annual report for the fiscal year ended March 31, 2003, as filed on Form 10-K/A, including the financial statements included therein and the notes related thereto.

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

We Are Not Consistently Profitable; We Must Increase Sales Of Our Piccolo And Vetscan DXS Products To Maintain Consistent Profitability

We recognized a net loss in two of the last twelve fiscal quarters ended March 31, 2003. After accounting for dividend charges associated with the issuance of our preferred stock and non-cash charges related to the beneficial conversion feature contained in the preferred stock, we recognized a net loss in six of those quarters. There can be no assurance that we will experience profitability in the future. As of June 30, 2003, we have incurred cumulative net losses of approximately $61 million. Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our VetScan DXS and Piccolo products. Increasing our sales volume of our products will depend upon our ability to:

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

We Are Not Able To Predict Sales In Future Quarters And A Number Of Factors Affect Our Periodic Results

We are not able to accurately predict our sales in future quarters. In any quarter, we derive almost half of our revenues from two distributors who resell our products to the ultimate user. While we are better able to predict sales of our reagent discs, as we sell these discs primarily for use with analyzers that we sold in prior periods, we generally are unable to predict with much certainty sales of our analyzers, as we typically sell our analyzers to new users. Accordingly, our sales in any one quarter are not indicative of our sales in any future period. In addition, we generally operate with limited order backlog, because we ship our products shortly after we receive the orders from our customers. As a result, our product sales in any quarter are generally dependent on orders that we receive and ship in that quarter. We base our expense levels, which are to a large extent fixed, in part on our expectations as to future revenues. We may be unable to reduce our spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would immediately materially and adversely impact our operating results and financial condition. In addition, we have historically experienced a decrease in our sales, especially in Europe, in our second and third quarters, ending in September and December of each year, which we believe is due to seasonal patterns in the decision making processes to acquire our products. Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful.

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

Historically we have marketed our VetScan analyzer to veterinarians and we have limited experience in large scale sales of our Piccolo analyzer into the human medical market. We continue to develop new animal blood tests that we cannot be assured will be accepted by the veterinary market. Although we believe that our blood analyzers offer consumers many advantages, including according to our analyses substantial cost savings, in terms of the actual product and implementation of it procedurally, these advantages involve changes to current standard practices, such as using large clinical laboratories, that will require changes in both the procedures and mindset of care providers. The human medical market in particular is highly regulated, structured and often slow to change. If we are unable to convince large numbers of medical clinics, hospitals and other points-of-care of the benefits of our products, we will suffer lost sales and could fail to achieve anticipated revenue.

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

Further, we expect to incur incremental additional costs to support our future operations, including:

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

We Rely On Patents And Other Proprietary Information, The Loss Of Any Of Which Would Negatively Affect Our Business

As of June 30, 2003, we have filed 26 patent applications in the United States, of which 23 have been issued. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications in secrecy until it issues the patents and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the U.S. Patent and Trademark Office, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

We Continue to Develop Our Marketing And Distribution Experience In the Human Diagnostic Market And Have Limited Resources To Devote To Such Efforts

Although we have gained experience marketing our VetScan System products for the past seven years in the veterinary diagnostic market, we have much less experience in marketing the Piccolo System in the human diagnostic market. Accordingly, we have limited sales, marketing and distribution experience, especially in the human diagnostic market. We cannot assure you that:

  we will be able to establish and maintain effective distribution arrangements in the human medical market;
  any distribution arrangements that we are able to establish will be successful in marketing our products; or
  the costs associated with marketing and distributing our products will not be excessive.

Should we fail to effectively develop our marketing and distribution efforts, our growth will be limited and our results of operations will be adversely affected.

Many of Our Sales Force Have Been Employed by Us for Less Than One Year And We Must Effectively Train And Integrate Our Sales Team In Order To Achieve Our Anticipated Revenue

We have thirty-two full-time sales personnel involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time. While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals. If we are to increase our sales, we will need to train our new salespeople and supervise them closely. We also will continue hiring additional sales personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to market our products.

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

We Rely On Distributors To Sell Our Products; We Rely On Sole Distributor Arrangements In A Number Of Countries

We distribute our products primarily through distributors. As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We have a number of distributors in the United States who distribute our VetScan DXS products. Two distributors, Vedco Inc. and DVM Resources accounted for 26% and 16%, respectively, of total revenues for the three-month period ended June 30, 2003. Vedco Inc. and DVM Resources accounted for 38% and 7%, respectively, of total revenues for the three-month period ended June 30, 2002. We believe that our future growth depends on the efforts of these distributors. If one of our distributors, particularly Vedco, Inc., were to stop selling our products we may not be able to replace such lost revenue. We operate on a purchase order basis with Vedco, Inc. and DVM Resources and each of these distributors is under no contractual obligation to continue carrying our products. Further, many of our distributors may carry our competitors' products, and may promote our competitors' products over our own products. Finally, we do not have at this time distribution partners in the United States or overseas who distribute our products for the human diagnostic market.

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
  Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the dry reagent chemistry beads that are either inserted in our reagent discs or sold as a stand-alone product: Amano Enzyme USA Co., Ltd., Genzyme Corporation, Kikkoman Corporation Biochemical Division, Lee Biosolutions, Inc., the Diagnostic Systems and Molecular Biochemicals divisions of F. Hoffman-La Roche, Ltd., Shinko American Inc., Sigma Aldrich Inc. and Worthington Biochemical Corporation.
  Blood Analyzer Components: Our analyzer products use several technologically advanced components that we currently purchase from two single source vendors, PerkinElmer, Inc. and Electro-Alliance, Inc. Our analyzers use a printer that is only made by Seiko North America Corporation. The loss of the supply of any of these components could force us to redesign our analyzers.
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

We Are Subject To Numerous Governmental Regulations

  Need for FDA Certification for Our Medical Device Products

Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration. The FDA has classified our Piccolo products as "Class I" and "Class II" devices. These classifications require us to submit to the FDA a pre-market notification form or 510(k). The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing. In our 510(k) notification, we must, among other things, establish that the product we plan to market is "substantially equivalent" to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) to a product that the FDA has previously cleared under the 510(k) process. The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding "substantial equivalence" before a company can market a medical device. To date, we have received market clearance from the FDA for our Piccolo System and 26 reagent tests that we have on eight reagent discs. We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures. These new test products are crucial for our success in the human diagnostic market. If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

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

Our Recently Adopted Shareholders Rights Plan And Our Ability To Issue Preferred Stock May Delay Or Prevent A Change Of Control Of Abaxis

Our Shareholder Rights Plan, adopted by our board of directors on April 22, 2003 may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire, control of Abaxis. The Shareholder Rights Plan could limit the price that investors might be willing to pay in the future for shares of our common stock.

In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the stockholders, except to the extent required by NASDAQ rules. The issuance of preferred stock, while providing flexibility in connection with possible financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks with respect to interest rates on our accounts receivable line of credit, long-term debt and cash equivalent investments.

For our accounts receivable line of credit, the interest rate is equal to the prime rate. Consequently, an increase in the prime rate would expose us to higher interest expenses. There was no outstanding balance on our accounts receivable line of credit at June 30, 2003.

For our long-term debt, which is our equipment loan, the interest rate is equal to 1.0% over the prime rate. As with our accounts receivable credit facility, any increase in interest rates would expose us to higher interest expenses. The balance on our long-term debt was $817,000 as of June 30, 2003. Based on this balance, for each 1% increase in the prime rate, we would pay a total of approximately $2,000 of additional interest each quarter.

All of our sales are denominated in U.S. dollars, except for sales under our OEM agreement to provide VetScan systems to MELET which are denominated in Euros. Sales to MELET during the three months ended June 30, 2003 were 1% of our total revenues. At June 30, 2003, the net receivable from Melet was $104,000.

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

Item 4. Controls and Procedures

(a) Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b) There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

None

Item 5. Other Information

None

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits included herein

Exhibit
Number   Description

31.1           Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2           Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1           Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2           Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 25, 2003, we filed a Current Report on Form 8-K to release our quarterly earnings announcement.

On May 16, 2003, we filed a report on Form 8-K (File No. 000-19720) relating to the approval by our Board of Directors of a Stock Purchase Rights Plan and amendment to our Bylaws regarding the notice periods for stockholder proposals for stockholder meetings. Our Board of Directors declared a dividend distribution of one Preferred Stock Purchase Right (each a "Right" and collectively the "Rights") for each outstanding share of Common Stock, $0.001 par value ("Common Stock"), of the Company.

On August 1, 2003, we filed a Current Report on Form 8-K to release our quarterly earnings announcement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.

(Registrant)

Date: August 13, 2003

BY: /s/ Clinton H. Severson

Clinton H. Severson
President and Director
(Principal Executive Officer)

Date: August 13, 2003

BY:  /s/ Alberto R. Santa Ines

Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)