Form 10-Q
period 2003-09-30
ABAXIS INC
filed 2003-11-12
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003 or

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-19720

ABAXIS, INC. (Exact name of registrant as specified in its charter)

California	77-0213001
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3240 Whipple Road Union City, California 94587 (Address of principal executive offices including zip code)

(510) 675-6500 (Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

At November 7, 2003, 19,158,523 shares of Common Stock were outstanding.

This Report on Form 10-Q consists of 30 pages. The exhibit index is on page 25.

1

ABAXIS, INC. Report On Form 10-Q for the Quarter Ended September 30, 2003 INDEX

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Abaxis, Inc. Condensed Statements of Operations (unaudited) (in rounded thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Product sales, net	$11,430,000	$8,619,000	$21,721,000	$16,000,000
Development and licensing revenue	93,000	81,000	128,000	116,000

Total revenues	11,523,000	8,700,000	21,849,000	16,116,000

Costs and operating expenses:
Cost of product sales	5,641,000	4,653,000	10,861,000	8,372,000
Selling, general and administrative	3,567,000	3,030,000	6,784,000	5,416,000
Research and development	1,218,000	935,000	2,250,000	1,940,000

Total costs and operating expenses	10,426,000	8,618,000	19,895,000	15,728,000

Income from operations	1,097,000	82,000	1,954,000	388,000
Interest and other income	37,000	57,000	85,000	120,000
Interest and other expense	(30,000)	(35,000)	(48,000)	(89,000)

Net income before income taxes	1,104,000	104,000	1,991,000	419,000
Income tax provision	38,000	3,000	62,000	13,000

Net income	1,066,000	101,000	1,929,000	406,000
Preferred dividends and accretion (a)	(187,000)	(232,000)	(391,000)	(827,000)

Net income (loss) attributable to common shareholders	$ 879,000	$ (131,000)	$ 1,538,000	$ (421,000)

Basic net income (loss) per share	$ 0.05	$ (0.01)	$ 0.09	$ (0.03)

Diluted net income (loss) per share	$ 0.05	$ (0.01)	$ 0.08	$ (0.03)

Shares used in computing basic per share amounts	17,149,000	16,534,000	17,036,000	16,463,000

Shares used in computing diluted per share amounts	18,933,000	16,534,000	18,170,000	16,463,000

(a)	For the three and six months ended September 30, 2003, includes dividends of $187,000 and $391,000, respectively. For the three months ended September 30, 2002, includes dividends of $232,000. For the six months ended September 30, 2002, includes dividends of $457,000 and a non-cash dividend charge of $370,000 related to the beneficial conversion feature contained in the Company’s Series E Preferred Stock issued in April 2002.

See notes to condensed financial statements.

Abaxis, Inc. Condensed Balance Sheets (unaudited) (in rounded thousands, except share data)

	September 30, 2003	March 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$ 13,691,000	$ 10,430,000
Trade receivables (net of allowances of $295,000 at September 30, 2003
and $267,000 at March 31, 2003)	7,346,000	7,482,000
Inventories	5,584,000	4,982,000
Prepaid expenses	385,000	667,000

Total current assets	27,006,000	23,561,000
Property and equipment - net	8,324,000	8,580,000
Deposits and other assets	190,000	227,000

Total assets	$ 35,520,000	$ 32,368,000

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 2,265,000	$ 2,084,000
Dividends payable	391,000	408,000
Accrued payroll and related expenses	2,245,000	1,811,000
Other accrued liabilities	402,000	377,000
Warranty reserve	169,000	123,000
Deferred revenue	386,000	378,000
Current portion of capital lease obligations	35,000	58,000
Current portion of long-term debt	467,000	467,000

Total current liabilities	6,360,000	5,706,000

Capital lease obligations, less current portion	27,000	38,000
Long-term debt, less current portion	233,000	466,000
Deferred rent	370,000	321,000
Deferred revenue, less current portion	349,000	318,000
Commission obligation, less current portion	75,000	75,000

Total non-current liabilities	1,054,000	1,218,000

Commitments and contingencies

Redeemable convertible preferred stock, Series E, no par value: issued and outstanding shares - 4,450 at September 30, 2003 and 5,570 at March 31, 2003 (liquidation preference of $4,450,000 at September 30, 2003 and $5,570,000 at March 31, 2003)	2,056,000	3,176,000

Shareholders’ equity:
Convertible preferred stock, Series D, no par value:
authorized shares - 5,000,000; issued and outstanding
shares - 5,328 at September 30, 2003 and 6,508 at March 31, 2003	1,963,000	3,143,000
Common stock, no par value: authorized shares -
35,000,000; issued and outstanding shares - 17,403,640
at September 30, 2003 and 16,816,095 at March 31, 2003	84,033,000	80,608,000
Accumulated deficit	(59,946,000)	(61,483,000)

Total shareholders’ equity	26,050,000	22,268,000

Total liabilities, convertible preferred stock and shareholders’ equity	$ 35,520,000	$ 32,368,000

See notes to condensed financial statements.

Abaxis, Inc. Condensed Statements of Cash Flows (unaudited and in rounded thousands)

	Six Months Ended September 30,
	2003	2002
Operating activities:
Net income	$ 1,929,000	$ 406,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	774,000	773,000
Common stock issued for employee benefit plans	73,000	137,000
Stock based compensation (reversal), including amortization
of deferred stock compensation	18,000	(22,000)
Changes in operating assets and liabilities:
Trade receivables	136,000	(86,000)
Inventories	(581,000)	(204,000)
Prepaid expenses	282,000	296,000
Deposits and other assets	37,000	(172,000)
Accounts payable	181,000	637,000
Accrued payroll and related expenses	434,000	(155,000)
Warranty reserve and other accrued liabilities	71,000	(76,000)
Deferred rent	49,000	65,000
Deferred revenue	39,000	(46,000)
Long-term commission obligation	—	(14,000)

Net cash provided by operating activities	3,442,000	1,539,000

Investing activities:

Purchase of property and equipment	(540,000)	(670,000)

Financing activities:
Repayment of line of credit	—	(1,000,000)
Repayment of equipment financing	(233,000)	(233,000)
Repayment of capital lease obligations	(34,000)	(63,000)
Net cash proceeds from issuance of preferred stock	—	6,812,000
Exercise of warrants and common stock options	626,000	148,000

Net cash provided by financing activities	359,000	5,664,000

Net increase in cash and cash equivalents	3,261,000	6,533,000
Cash and cash equivalents at beginning of period	10,430,000	4,098,000

Cash and cash equivalents at end of period	$ 13,691,000	$ 10,631,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 31,000	$ 81,000

Cash paid for taxes	$ 73,000	$ —

Noncash financing activities:
Preferred stock dividends and accretion	$ 391,000	$ 370,000

Issuance of common stock for conversion of preferred stock
and payment of dividends payable	$ 2,708,000	$ 2,080,000

Warrants and options issued for services and issuance costs	$ —	$ 361,000

See notes to condensed financial statements.

ABAXIS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The condensed unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2003. The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented. Certain amounts as presented in the financial statements for the previous periods have been reclassified to conform to the fiscal year ending March 31, 2004 financial statement presentation. The results for the period ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004 or for any future period.

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income – Comprehensive income was the same as net income for the three and six months ended September 30, 2003 and 2002.

New Accounting Pronouncements – In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The Company adopted the disclosure provisions of SFAS No. 148 on January 1, 2003. The Company does not expect to change to using the fair value based method of accounting for stock-based employee compensation as permitted by the voluntary transition provisions of SFAS 148; and therefore, adoption of SFAS No. 148 is not expected to have an impact on the financial position, results of operations or cash flows of the Company.

Had compensation cost been recognized based on the fair value at the date of grant for options during the three and six months ended September 30, 2003 and 2002, the pro forma amounts of the Company’s net income and basic and diluted net income (loss) per share would have been as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net income:
As reported	$ 1,066,000	$ 101,000	$ 1,929,000	$ 406,000

Less stock-based compensation expense
determined under the fair value method for
all awards, net of related tax effects	(357,000)	(174,000)	(704,000)	(523,000)

Pro forma net income (loss)	$ 709,000	$ (73,000)	$ 1,225,000	$ (117,000)

Net income (loss) per share:
As reported - basic	$ 0.05	$ (0.01)	$ 0.09	$ (0.03)
Pro forma - basic	$ 0.04	$ (0.00)	$ 0.07	$ (0.01)

As reported - diluted	$ 0.05	$ (0.01)	$ 0.08	$ (0.03)
Pro forma - diluted	$ 0.04	$ (0.00)	$ 0.07	$ (0.01)

The Company’s calculations were made using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred. The following are the weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002

Expected life of option	6 years	6 years	6 years	6 years
Risk-free interest rate	3.20%	3.17%	2.78-3.20%	3.17%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	58%	62%	58-61%	62%

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities. “ This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities. “This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. “ This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have an impact on the Company’s financial position, results of operations or cash flows.

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

The reconciliation of the weighted average number of common shares outstanding used in calculating basic net income (loss) per share and in calculating diluted net income (loss) per share is as follows (in rounded thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Weighted average number of common shares outstanding used in calculating basic net income (loss) per share	17,149,000	16,534,000	17,036,000	16,463,000
Weighted average number of dilutive stock options and warrants outstanding using the treasury stock method	1,784,000	—	1,134,000	—

Weighted average number of shares outstanding used in calculating diluted net income (loss) per share	18,933,000	16,534,000	18,170,000	16,463,000

Diluted net income (loss) per share does not include the effect of the following common equivalent shares related to outstanding options and warrants, using the treasury stock method and related to preferred shares issuable upon conversion of preferred stock, as their effect would be antidilutive for the three and six month ended September 30, 2003 and 2002:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
	(number of shares)		(number of shares)
Series D convertible preferred stock	841,000	923,000	885,000	924,000
Series E convertible preferred stock	789,000	1,045,000	823,000	1,051,000
Options to purchase common stock	1,420,000	816,000	1,496,000	888,000
Warrants to purchase common stock	951,000	1,277,000	1,072,000	1,261,000

	4,001,000	4,061,000	4,276,000	4,124,000

4. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following (in rounded thousands):

	September 30, 2003	March 31, 2003
Raw materials	$ 2,433,000	$ 2,317,000
Work-in-process	2,046,000	2,071,000
Finished goods	1,105,000	594,000

	$ 5,584,000	$ 4,982,000

5. WARRANTY RESERVES

The Company provides for the estimated future costs to be incurred under the Company’s standard warranty obligations of one year. Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

The warranty reserve activity is summarized as follows for the three- and six-month periods ended September 30, 2003 and 2002 (in rounded thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Balance Beginning of Period	$ 145,000	$ 192,000	$ 123,000	$ 192,000
Provision for warranty expense	182,000	92,000	344,000	177,000
Warranty costs incurred	(158,000)	(106,000)	(298,000)	(191,000)

Balance End of Period	$ 169,000	$ 178,000	$ 169,000	$ 178,000

6. LINE OF CREDIT AND LONG-TERM DEBT

In September 2003, the Company terminated its existing line of credit with Comerica Bank-California and entered into a new line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000, bears interest at the bank’s prime rate minus 0.250%, which totaled 3.75% at September 30, 2003, and is payable monthly. Of the $2,000,000 available, $820,000 was committed to secure a letter of credit for the Company’s facilities lease. The new line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. At September 30, 2003, there was no amount outstanding under the Company’s line of credit. At September 30, 2002, the amount outstanding under the Company’s prior line of credit was $1,000,000. The weighted average interest rate on the line of credit during the three months ended September 30, 2003 and 2002 was 3.94% and 4.75%, respectively. In September 2003, the Company’s foreign line of credit expired.

The Company also has an equipment financing loan, which at September 30, 2003 had an outstanding balance of $700,000. The equipment loan bears interest at the prime rate plus 1%, which totaled 5.00% at September 30, 2003 and is payable in monthly installments of principal and interest totaling approximately $42,000 over a period of two years. The weighted average interest rate on equipment financing loans during the three months ended September 30, 2003 and 2002 was 5.00% and 5.75%, respectively.

The line of credit and equipment financing agreements contain certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that the Company have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000. The Company is also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2004. In addition, the Company is required to have a quick ratio, as defined, of not less than 1.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000. At September 30, 2003, the Company was in compliance with these covenants.

Borrowings under the line of credit and equipment financing loans are secured by a pledge of the Company’s net book value of assets of $28.1 million at September 30, 2003 including its intellectual property.

7. CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to clinicians with rapid blood constituent measurements. The following is a summary of revenues from external customers for each group of products and services provided by the Company:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Blood chemistry analyzers	$ 4,129,000	$ 2,572,000	$ 7,281,000	$ 4,570,000
Reagent discs and kits	6,725,000	5,416,000	13,203,000	10,262,000
Other	576,000	631,000	1,237,000	1,168,000

Product sales, net	11,430,000	8,619,000	21,721,000	16,000,000
Development and licensing revenue	93,000	81,000	128,000	116,000

Total revenues	$ 11,523,000	$ 8,700,000	$ 21,849,000	$ 16,116,000

The following is a summary of revenues by customer group:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Medical Market	$ 1,618,000	$ 581,000	$ 3,214,000	$ 1,374,000
Veterinary Market	9,324,000	7,515,000	17,516,000	13,839,000
Other	581,000	604,000	1,119,000	903,000

Total revenues	$ 11,523,000	$ 8,700,000	$ 21,849,000	$ 16,116,000

Two distributors, Vedco Inc. and DVM Resources accounted for 30% and 15%, respectively, of total revenues for the three-month period ended September 30, 2003, and 35% and 11%, respectively, of total revenues for the three-month period ended September 30, 2002. Vedco Inc. and DVM Resources accounted for 28% and 15%, respectively, of total revenues for the six-month period ended September 30, 2003, and 36% and 9%, respectively, of total revenues for the six-month period ended September 30, 2002. The following is a summary of revenues by geographic region based on customer location:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
United States	$ 9,789,000	$ 7,473,000	$ 18,751,000	$ 13,753,000
Europe	1,309,000	997,000	2,423,000	1,812,000
Asia and Latin America	425,000	230,000	675,000	551,000

Total revenues	$ 11,523,000	$ 8,700,000	$ 21,849,000	$ 16,116,000

Substantially all of the Company’s long-lived assets are located in the United States.

8. SHAREHOLDERS’ EQUITY

Stock Purchase Rights – On April 22, 2003, the Board of Directors of the Company approved the adoption of a Shareholder Rights Plan. Under the terms of the plan, shareholders of record on May 8, 2003, received one preferred stock purchase right for each outstanding share of Common Stock held. Each right entitles the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series RP Preferred Stock, $0.001 par value, at a price of $24.00 per share and becomes exercisable when a person or group acquires 15% or more of the Company’s Common Stock without prior approval by the Board of Directors.

9. SUBSEQUENT EVENTS

Redeemable Convertible Preferred Stock – Series E – In October 2003, under the terms of the Company’s Certificate of Determination with respect to the Series E Preferred Stock (the “Series E Preferred”), the Series E convertible preferred stock automatically converted into shares of common stock after twenty consecutive trading days where the per share closing price of the Company’s common stock as reported on the Nasdaq National Market exceeded $12.00. Elective conversions between October 1-15, 2003, coupled with the automatic conversion of all remaining outstanding Series E Preferred Stock, resulted in the conversion of 4,450 shares of Series E Preferred Stock into 684,615 additional shares of common stock subsequent to September 30, 2003.

Convertible Preferred Stock – Series D – In October 2003, under the terms of the Company’s Certificate of Determination with respect to the Series D Preferred Stock (the “Series D Preferred”), the Series D convertible preferred stock automatically converted into shares of common stock after twenty consecutive trading days where the per share closing price of the Company’s common stock as reported on the Nasdaq National Market exceeded $14.00. Elective conversions between October 1-28, 2003, coupled with the automatic conversion of all remaining outstanding Series D Preferred Stock, resulted in the conversion of 5,328 shares of Series D Preferred Stock into 761,142 additional shares of common stock subsequent to September 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect Abaxis’ current views with respect to future events and financial performance. In this report, the words “will”, “anticipates”, “believes”, “expects”, “future”, “intends”, “plans”, and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include the market acceptance of our products and the continuing development of our products, risks associated with manufacturing and distributing our products on a commercial scale, free of defects, risks associated with entering the human diagnostic market on a larger scale, risks related to the protection of the Company’s intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, risks associated with the ability to attract, train and retain competent sales personnel, general market conditions and competition. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Abaxis assumes no obligation to update any forward-looking statements as circumstances change.

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

Our primary product is a system consisting of a compact 6.9 kilogram analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 13 tests on veterinary patients and 14 tests on human patients. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma samples. The system provides test results in less than 15 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer. We currently market this system for veterinary use under the name VetScan® and in the human medical market under the name Piccolo®. We also market a veterinary hematology analyzer under the name VetScan HMT, which provides a complete blood count (“CBC”) including three-part white blood cell (“WBC”) differential in less than 2 minutes and requires only 12 uL (microliter) of whole blood. It provides results for eight selectable species, plus two user configurable programs. We market one type of reagent kit with this analyzer. We purchase the hematology analyzer and reagent kits from Melet Schloesing Laboratories of France. We are not obligated to purchase a minimum amount of analyzers or reagent kits. We market the combination of the VetScan and the VetScan HMT under the name VetScan DXS.

The dry reagents used in our reagent discs are produced using a proprietary technology called the Orbos® Discrete Lyophilization Process. This process allows the production of an accurate, precise amount of active chemical ingredient in the form of a soluble bead. The Orbos process involves flash-freezing a drop of liquid reagent to form a solid bead and then freeze-drying the bead to remove water. The Orbos beads are stable in dry form and dissolve rapidly in aqueous solutions. We believe that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. We have licensed the technology underlying the Orbos process to Amersham Biosciences Corp. (formerly Pharmacia Biotech, Inc.) and we have a supply contract with Becton Dickinson Immunocytometry Systems for products using the Orbos process. Revenues from these arrangements, however, are unpredictable. We continue to explore potential applications to other companies’ products, although there can be no assurance that we will be able to develop any new applications for the Orbos process identified or that additional agreements with us will result.

In December 2001, we introduced and launched the VetScan Canine Heartworm Antigen Test. We purchased the VetScan Canine Heartworm Antigen Test from S.A. Scientific, Inc., of San Antonio, Texas, a privately-held leader in the development and manufacturing of a wide-range of one-step rapid tests for various diseases. In March 2002, Idexx Laboratories, Inc. sued both Abaxis and S.A. Scientific for infringement upon patents issued to Idexx. On December 6, 2002, the case was settled under the terms of an out-of-court agreement between the parties. Among other terms, Abaxis paid Idexx $249,500 in cash damages and ceased the selling of the particular canine heartworm antigen test referenced in the complaint. Although we subsequently sold a limited number of redesigned canine heartworm tests manufactured by S.A. Scientific, we have subsequently terminated our relationship with S.A. Scientific. We are exploring whether or not we will introduce another canine heartworm antigen test in the near future, although there can be no assurance that we would be successful in any such efforts or that any party will not claim patent infringement on us or file suit upon other grounds.

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

Results of Operations

Total Revenues

The following is a summary of revenues by geographic region based on customer location for the three and six months ended September 30, 2003 and 2002:

	Three Months Ended September 30,			Six Months Ended September 30,
	2003	2002	Change	2003	2002	Change
United States	$ 9,789,000	$ 7,473,000	31%	$ 18,751,000	$ 13,753,000	36%
Europe	1,309,000	997,000	31%	2,423,000	1,812,000	34%
Asia and Latin America	425,000	230,000	85%	675,000	551,000	23%

Total revenues	$ 11,523,000	$ 8,700,000	32%	$ 21,849,000	$ 16,116,000	36%

Total revenues in the U.S. increased by 31% or $2,316,000 and increased by 36% or $4,998,000 for the three and six months ended September 30, 2003 and 2002, respectively. The increase in the U.S. in the three months ended September 30, 2003 was primarily due to increases of $781,000 in instrument placements to all domestic customers excluding the U.S. military, $1,001,000 of reagent discs sold to all domestic customers excluding the U.S. military, $601,000 in total instrument placements and reagent discs sold to the U.S. military, offset by a decrease of $67,000 in other sales. The increase in the U.S. in the six months ended September 30, 2003 was primarily due to increases of $1,808,000 in instrument placements to all domestic customers excluding the U.S. military, $2,103,000 of reagent discs sold to all domestic customers excluding the U.S. military, $1,040,000 in total instrument placements and reagent discs sold to the U.S. military, and $47,000 in other sales.

Total revenues in Europe increased by 31% or $312,000 and increased by 34% or $611,000 for the three and six months ended September 30, 2003 and 2002, respectively. The increase in Europe in the three months ended September 30, 2003 was primarily due to increases in instrument sales of $192,000 and reagent disc sales of $123,000. The increase in Europe in the six months ended September 30, 2003 was primarily due to increases in instrument sales of $244,000 and reagent disc sales of $366,000.

Total revenues in Asia and Latin America increased by 85% or $195,000 and increased by 23% or $124,000 for the three and six months ended September 30, 2003 and 2002, respectively. The increase in Asia and Latin America in the three months ended September 30, 2003 was primarily due to increases in instrument sales of $120,000 and reagent disc sales of $78,000. The increase in Asia and Latin America in the six months ended September 30, 2003 reflects an increase in instrument sales of $131,000 offset by a decrease in reagent disc sales of $10,000.

Our U.S. revenues accounted for 85% and 86% of our total revenues in the three months ended September 30, 2003 and 2002, respectively, and accounted for 86% and 85% of our total revenues in the six months ended September 30, 2003 and 2002, respectively. Our international revenues accounted for 15% and 14% of our total revenues in the three months ended September 30, 2003 and 2002, respectively, and accounted for 14% and 15% of our total revenues in the six months ended September 30, 2003 and 2002, respectively. Inspite of our increase in total revenues from prior periods, our growth rate worldwide has remained consistent in both the U.S. and international markets during the three and six months ended September 30, 2003 and 2002.

During the three months ended September 30, 2003, we sold 481 instruments worldwide, which includes both blood chemistry and hematology analyzers, a 55% increase from 311 instruments sold worldwide in the three months ended September 30, 2002. During the six months ended September 30, 2003, we sold 837 instruments worldwide, a 53% increase from 546 instruments sold worldwide in the six months ended September 30, 2002. The increases in instrument sales were in both the medical and veterinary markets worldwide.

Reagent discs and kits sold worldwide during the three months ended September 30, 2003 were 552,000, an increase of 22% or 100,000 from 452,000 reagent discs and kits sold worldwide during the three months ended September 30, 2002. During the six months ended September 30, 2003, we sold 1,088,000 reagent discs and kits worldwide, an increase of 26% or 224,000 from 864,000 reagent discs and kits sold worldwide in the six months ended September 30, 2002. The increase in reagent discs and kits sold is consistent with our belief that there will be increasing recurring reagent disc revenue as our product lines achieve greater market penetration and more consistent utilization. This growth is mainly attributable to the expanded installed base of VetScan DXS and Piccolo systems and higher consumption rates of institutional users. During the three months ended September 30, 2003, we released three key Piccolo medical panels which, together with existing panels, completes the full array of the Center for Medicare and Medicaid Services reimbursement panels.

We receive royalty payments from Amersham Biosciences (formerly Pharmacia Biotech) equal to 5% of net sales, as defined in our agreement, of Amersham’s products that use our technology. The development and licensing revenues increased by 15% or $12,000 and increased by 10% or $12,000 during the three and six months ended

September 30, 2003 and 2002, respectively. The fluctuations in development and licensing revenue are due to unforeseeable fluctuations in our customers’ use of our Orbos technology.

Cost of Product Sales

Cost of product sales was $5,641,000 or 49% of product sales for the three months ended Septmeber 30, 2003, as compared to $4,653,000 or 54% of product sales for the three months ended September 30, 2002. Cost of product sales was $10,861,000 or 50% of product sales for the six months ended Septmeber 30, 2003, as compared to $8,372,000 or 52% of product sales for the six months ended September 30, 2002. The dollar increase in cost of product sales was primarily attributable to continued increases in sales volume of instruments and reagent discs. The decrease as a percentage of cost of product sales is due to both increased instrument sales resulting in higher margins and better efficiency achieved in our rotor production.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by 18%, or $537,000 and increased by 25%, or $1,368,000 in the three and six months ended September 30, 2003 and 2002, respectively. As a percentage of total revenues, selling, general and administrative expenses were 31% and 31% for the three and six months ended September 30, 2003, respectively, as compared to 35% and 34% for the three and six months ended September 30, 2002, respectively. The dollar increase in selling, general and administrative expenses was primarily due to our continuing strategy to expand in the human medical market and the associated hiring of additional sales representatives to address this market.

Research and Development Expense

Research and development expenses increased by 30% or $283,000 and increased by 16%, or $310,000 in the three and six months ended September 30, 2003 and 2002, respectively. As a percentage of total revenues, research and development expense were 11% and 10% for the three and six months ended September 30, 2003, respectively, as compared to 11% and 12% for the three and six months ended September 30, 2002, respectively. The dollar increase and the increase as a percentage of total revenues in research and development expenses are due to the development and clinical trials of new test methods to expand our test menus and to the development of a next generation blood chemistry analyzer.

Interest and Other Income

Interest and other income was $37,000 and $57,000 for the three months ended September 30, 2003 and 2002, respectively. Interest and other income was $85,000 and $120,000 for the six months ended September 30, 2003 and 2002, respectively. Interest and other income primarily consists of interest earned on cash and cash equivalents.

Interest and Other (Expense)

Interest and other expense was $30,000 and $35,000 for the three months ended September 30, 2003 and 2002, respectively. Of the total interest and other expense, $12,000 and $35,000 were related to interest expenses on our capital equipment loan, capital leases for equipment, and line of credit for the three months ended September 30, 2003 and 2002, respectively. For the three months ended September 30, 2003, total interest and other expense included $17,000 related to a loss on foreign currency transactions. Interest and other expense was $48,000 and $89,000 for the six months ended September 30, 2003 and 2002, respectively. Of the total interest and other expense, $26,000 and $87,000 were related to interest expenses on our capital equipment loan, capital leases for equipment, and line of credit for the six months ended September 30, 2003 and 2002, respectively. For the six months ended September 30, 2003, total interest and other expense included $17,000 related to a loss on foreign currency transactions. No interest was capitalized during the periods.

Income Taxes

Income tax expense totaled $38,000 and $3,000 for the three months ended September 30, 2003 and 2002, respectively. Income tax expense totaled $62,000 and $13,000 for the six months ended September 30, 2003 and 2002, respectively. Income tax expense primarily relate to taxes for various state tax jurisdictions.

Liquidity and Capital Resources

As of September 30, 2003, we had $13,691,000 in cash and cash equivalents. We anticipate to incur incremental additional costs to support our future operations, including further commercialization of our products and development of new test methods that will allow us to expand our veterinary market and further penetrate the human diagnostic market; acquisition of capital equipment for our manufacturing facility, which includes the ongoing costs related to continuing development of our current and future products; and additional pre-clinical testing and clinical trials for our current and future products; and the design and production of our next generation blood chemistry analyzers.

We anticipate that our existing capital resources, debt financing, and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through at least the next twelve months. Our future capital requirements will largely depend upon the increased market acceptance of our point-of-care blood analyzer products. However, our sales for any future periods are not predictable with a significant degree of certainty. Regardless, we may seek to raise additional funds to leverage our internal expansion into the human medical market or pursue strategic acquisition opportunities.

For the six months ended September 30, 2003, net cash provided by operating activities was $3,442,000 primarily due to net income of $1,929,000 plus depreciation and amortization of $774,000, $18,000 for stock based compensation and $73,000 for common stock issued for employee benefit plans, a decrease of $455,000 in trade receivables, prepaid expenses, deposits and other assets and increases of $774,000 in accounts payable, accrued payroll and related expenses, warranty reserve and other accrued liabilities, deferred rent and deferred revenue. Uses of cash from operating activities included an increase of $581,000 in inventories.

Net cash used in investing activities for the six months ended September 30, 2003 was $540,000 as compared to net cash used of $670,000 for the six months ended September 30, 2002. The increase was for the purchases of property and equipment.

Net cash provided by financing activities of $359,000 for the six months ended September 30, 2003 included $626,000 from the exercise of common stock options and warrants offset by repayments totaling $267,000 on a capital equipment loan and capital lease obligations. Net cash provided by financing activities of $5,664,000 for the six months ended September 30, 2002 included net cash proceeds of $6,812,000 from the issuance of Series E preferred stock, $148,000 from the exercise of common stock options, offset by $1,000,000 in repayments on the line of credit, and repayments totaling $296,000 on a capital equipment loan and capital lease obligations.

Preferred Stock – In October 2003, under the terms of our respective Certificate of Determination with respect to both the Series D Preferred Stock (the “Series D Preferred”) and Series E Preferred Stock (the “Series E Preferred”), the Series D Preferred and the Series E Preferred automatically converted into shares of common stock after twenty consecutive trading days where the per share closing price of our common stock as reported on the Nasdaq National Market exceeded $14.00 and $12.00, respectively. Elective conversions between October 1-15, 2003, coupled with the automatic conversion of all remaining outstanding Series E Preferred Stock, resulted in the conversion of 4,450 shares of Series E Preferred Stock into 684,615 additional shares of common stock subsequent to September 30, 2003. Elective conversions between October 1-28, 2003, coupled with the automatic conversion of all remaining outstanding Series D Preferred Stock, resulted in the conversion of 5,328 shares of Series D Preferred Stock into 761,142 additional shares of common stock subsequent to September 30, 2003. Consequently, we have eliminated our obligation to pay an ongoing annual aggregate amount of $662,000 that the holders of the Series D Preferred and Series E Preferred would have otherwise received in either cash or shares of our common stock.

Line of Credit and Long-Term Debt – In September 2003, we terminated our existing line of credit with Comerica Bank-California and entered into a new line of credit with Comerica Bank-California, which provides for borrowings of up to $2,000,000, bears interest at the bank’s prime rate minus 0.250%, which totaled 3.75% at September 30, 2003, and is payable monthly. Of the $2,000,000 available, $820,000 was committed to secure a letter of credit for our facilities lease. The new line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. At September 30, 2003, there was no amount outstanding under our line of credit. At September 30, 2002, the amount outstanding under our prior line of credit was $1,000,000. The weighted average interest rate on the line of credit during the three months ended September 30, 2003 and 2002 was 3.94% and 4.75%, respectively. In September 2003, our foreign line of credit expired.

We also have an equipment financing loan, which at September 30, 2003 had an outstanding balance of $700,000. The equipment loan bears interest at the prime rate plus 1%, which totaled 5.00% at September 30, 2003 and is payable in monthly installments of principal and interest totaling approximately $42,000 over a period of two years. The weighted average interest rate on equipment financing loans during the three months ended September 30, 2003 and 2002 was 5.00% and 5.75%, respectively.

The line of credit and equipment financing agreements contain certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000. We are also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2004. In addition, we are required to have a quick ratio, as defined, of not less than 1.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000. At September 30, 2003, we were in compliance with these covenants.

Borrowings under the line of credit and equipment financing loans are secured by a pledge of our net book value of assets of $28.1 million at September 30, 2003 including our intellectual property.

Critical Accounting Policies – We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to the identified critical accounting policies on our business operations are discussed in our amended Annual Report on Form 10-K/A for the fiscal year ended March 31, 2003 filed with the Securities and Exchange Commission.

Contingencies – We are involved in various litigation matters in the normal course of business. We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

New Accounting Pronouncements – In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. We adopted the disclosure provisions of SFAS No. 148 on January 1, 2003. We do not expect to change to using the fair value based method of accounting for stock-based employee compensation as permitted by the voluntary transition provisions of SFAS 148; and therefore, adoption of SFAS No. 148 is not expected to have an impact on our financial position, results of operations or cash flows in the financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities. “ This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities. “ This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement is not expected to have an impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. “ This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement is not expected to have an impact on our financial position, results of operations or cash flows.

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

We Are Not Consistently Profitable; We Must Increase Sales Of Our Piccolo And Vetscan DXS Products To Maintain Consistent Profitability

We recognized a net loss in two of the last twelve fiscal quarters ended September 30, 2003. After accounting for dividend charges associated with the issuance of our preferred stock and non-cash charges related to the beneficial conversion feature contained in the preferred stock, we recognized a net loss in six of those quarters. There can be no assurance that we will experience profitability in the future. As of September 30, 2003, we have incurred cumulative net losses of approximately $60 million. Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our VetScan DXS and Piccolo products. Increasing our sales volume of our products will depend upon our ability to:
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

Historically we have marketed our VetScan analyzer to veterinarians and we have relatively limited experience in large scale sales of our Piccolo analyzer into the human medical market. We continue to develop new animal blood tests that we cannot be assured will be accepted by the veterinary market. Although we believe that our blood analyzers offer consumers many advantages, including according to our analyses substantial cost savings, in terms of the actual product and implementation of it procedurally, these advantages involve changes to current standard practices, such as using large clinical laboratories, that will require changes in both the procedures and mindset of care providers. The human medical market in particular is highly regulated, structured and often slow to change. If we are unable to convince large numbers of medical clinics, hospitals and other points-of-care of the benefits of our products, we will suffer lost sales and could fail to achieve anticipated revenue.

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

We Recently Settled a Patent Infringement Lawsuit And We Could Be the Subject of Similar Legal Action in the Future

On March 28, 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for us by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringed on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. On December 6, 2002, the parties entered into a settlement agreement under which, among other terms, we paid Idexx $249,500 in cash damages and we ceased the selling the particular canine heartworm antigen test referenced in the complaint. Although we subsequently sold a limited number of redesigned canine heartworm tests manufactured by S.A. Scientific, we have subsequently terminated our relationship with S.A. Scientific. We are exploring whether we will introduce another canine heartworm antigen test in the near future and there can be no assurance that any party will not claim patent infringement or file suit upon other grounds. We would incur expenses in the defense of such claims and our attention could be diverted from our operations.

We Rely On Patents And Other Proprietary Information, The Loss Of Any Of Which Would Negatively Affect Our Business

As of September 30, 2003, we have filed 26 patent applications in the United States, of which 23 have been issued. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications in secrecy until it issues the patents and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the U.S. Patent and Trademark Office, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

We May Inadvertently Produce Defective Products, Which May Subject Us to Significant Warranty Liabilities or Product Liability Claims And We May Have Insufficient Product Liability Insurance

Our business exposes us to potential warranty and product liability risks which are inherent in the testing, manufacturing and marketing of human and veterinary medical products. We strive to apply sophisticated methods to raw materials and produce defect-free medical test equipment. Although we have established procedures for quality control on both the raw materials that we receive from suppliers and our manufactured final products, these procedures may prove inadequate to detect a defect that either occurs in limited quantities or that we have not anticipated. We believe that our VetScan and Piccolo systems detect the vast majority of errors that occur on our reagent discs and automatically reject such tests, prompting the medical provider to retest the patient. However, our VetScan and Piccolo systems may be unable to detect errors which could result in the misdiagnosis of veterinary or human patients.

Should we inadvertently ship defective products, we may be subject to substantial claims under our warranty policy or product liability law. In addition, our policy is to credit medical providers for any defective product that we produce, including those reagent discs that are rejected by our VetScan and Piccolo systems. Therefore, even if a mass defect within a lot or lots of reagent discs were detected by our VetScan and Piccolo systems, our need to replace such reagent discs free of charge would materially harm our financial condition. Further, in the event that a product defect is not detected by our Piccolo system, our relatively recent expansion into the human medical market greatly increases the risk that the amount of damages involved with just one product defect would be material to our operations. We currently maintain limited product liability insurance that we believe is adequate for our needs, taking into account the risks involved and cost of coverage. However, our product liability insurance and cash may be insufficient to cover potential liabilities. In addition, in the future the coverage that we require may be unavailable on commercially reasonable terms, if at all. Even with our current insurance coverage, a mass product defect, product liability claim or recall would materially adversely affect our business or our financial condition.

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

We Rely On Distributors To Sell Our Products; We Rely On Sole Distributor Arrangements In A Number Of Countries

We distribute our products primarily through distributors. As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We have a number of distributors in the United States who distribute our VetScan DXS products. Two distributors, Vedco Inc. and DVM Resources accounted for 30% and 15%, respectively, of total revenues for the three-month period ended September 30, 2003, and 35% and 11%, respectively, of total revenues for the three-month period ended September 30, 2002. Vedco Inc. and DVM Resources accounted for 28% and 15%, respectively, of total revenues for the six-month period ended September 30, 2003, and 36% and 9%, respectively, of total revenues for the six-month period ended September 30, 2002. We believe that our future growth depends on the efforts of these distributors. If one of our distributors, particularly Vedco, Inc., were to stop selling our products we may not be able to replace such lost revenue. We operate on a purchase order basis with Vedco, Inc. and DVM Resources and each of these distributors is under no contractual obligation to continue carrying our products. Further, many of our distributors may carry our competitors’ products, and may promote our competitors’ products over our own products. Finally, we do not have at this time distribution partners in the United States or overseas who distribute our products for the human diagnostic market.

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

We Depend On Sole Suppliers For Several Key Components To Our Products, Many of Whom We Have Not Entered Into Contractual Relationships With

We use several key components that are currently available from limited or sole sources as discussed below:

•	Reagent Discs: Two injection molding manufacturers, C. Brewer & Co. and Nypro Oregon, Inc., currently make the molded plastic discs which, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require; to date, we have only qualified these two manufacturers, with Nypro Oregon, Inc. being qualified at two separate facilities, to manufacture the molded plastic discs.
•	Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the dry reagent chemistry beads that are either inserted in our reagent discs or sold as a stand-alone product: Amano Enzyme USA Co., Ltd., Genzyme Corporation, Kikkoman Corporation Biochemical Division, Microgenics Corporation, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche Ltd., Shinko American Inc., and Sigma Aldrich Inc.
•	Blood Analyzer Components: Our analyzer products use several technologically advanced components that we currently purchase from two single source vendors, PerkinElmer, Inc. and Electro Alliance, Inc. Our analyzers use a printer that is only made by Seiko North America Corporation. The loss of the supply of any of these components could force us to redesign our analyzers.
•	Hematology Instrument and Reagents: We currently purchase HMT instruments and reagents from MELET SCHLOESING Laboratories (MELET) of France.

We operate on a purchase order basis with all of the suppliers of our molded plastic reagent discs, reagent chemicals, and blood analyzer components and thus these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices. Although we believe that there are potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above.

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

Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration. The FDA has classified our Piccolo products as “Class I” and “Class II” devices. These classifications require us to submit to the FDA a pre-market notification form or 510(k). The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing. In our 510(k) notification, we must, among other things, establish that the product we plan to market is “substantially equivalent” to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) to a product that the FDA has previously cleared under the 510(k) process. The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. To date, we have received market clearance from the FDA for our Piccolo System and 26 reagent tests that we have on eleven reagent discs. We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures. These new test products are crucial for our success in the human diagnostic market. If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.
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

Our Stock Price Is Highly Volatile And Investing In Our Stock Involves A High Degree Of Risk

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the last eight fiscal quarters ended September 30, 2003, our stock price traded at a high of $13.90 on September 30, 2003 and a low of $3.00 on August 19, 2002. The following factors may affect the market price of our common stock:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks with respect to interest rates on our line of credit, long-term debt and cash equivalent investments.

For our line of credit, the interest rate is equal to the prime rate minus 0.25%. Consequently, an increase in the prime rate would expose us to higher interest expenses. There was no outstanding balance on our line of credit at September 30, 2003.

For our long-term debt, which is our equipment loan, the interest rate is equal to 1.0% over the prime rate. As with our line of credit, any increase in interest rates would expose us to higher interest expenses. The balance on our long-term debt was $700,000 as of September 30, 2003. Based on this balance, for each 1% increase in the prime rate, we would pay a total of approximately $2,000 of additional interest each quarter.

All of our sales are denominated in U.S. dollars, except for sales under our OEM agreement to provide VetScan systems to MELET which are denominated in Euros. Sales to MELET during the three and six months ended September 30, 2003 were 3% and 2%, respectively, of our total revenues. At September 30, 2003, the net receivable from Melet was $205,000.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments. In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” in which case we will formally document all relationships between hedging instruments and hedged items, as well as our risk management objective and strategy for undertaking such hedge transactions.

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

PART II — OTHER INFORMATION

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

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

On October 21, 2003, Abaxis held its 2003 Annual Meeting of Shareholders (the “Annual Meeting”). At the Annual Meeting, all six of the director nominees eligible for re-election were re-elected for one-year terms to our Board of Directors, a proposal to ratify Deloitte & Touche LLP as our independent public accountants for the fiscal year ending March 31, 2004 was approved, and an increase of 500,000 shares for shares reserved under the Abaxis 1998 Stock Option Plan was approved.

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits included herein

Exhibit Number	Description

10.36	Loan and Security Agreement by and between Abaxis and Comerica Bank-California dated as of September 8, 2003.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On August 1, 2003, we submitted a Current Report on Form 8-K to release our quarterly earnings announcement.

On October 15, 2003, we filed a Current Report on Form 8-K regarding the automatic conversion of all outstanding Series E Preferred Stock.

On October 16, 2003, we submitted a Current Report on Form 8-K to release our quarterly earnings announcement.

On October 28, 2003, we filed a Current Report on Form 8-K regarding the automatic conversion of all outstanding Series D Preferred Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC. (Registrant)

Date: November 12, 2003	BY: /s/ Clinton H. Severson
Clinton H. Severson President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 12, 2003	BY: /s/ Alberto R. Santa Ines
Alberto R. Santa Ines Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

