Form 10-Q
period 2003-12-31
ABAXIS INC
filed 2004-02-13
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

or

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

At February 10, 2004, 19,442,824 shares of Common Stock were outstanding.

This Report on Form 10-Q consists of 32 pages. The exhibit index is on page 27.

ABAXIS, INC. Report On Form 10-Q for the Quarter Ended December 31, 2003

PART I -- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Abaxis, Inc. Condensed Statements of Operations (Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Revenues:
Product sales, net	$12,245,000	$8,453,000	$33,966,000	$24,453,000
Development and licensing revenue	35,000	35,000	163,000	151,000

Total revenues	12,280,000	8,488,000	34,129,000	24,604,000

Costs and operating expenses:
Cost of product sales	6,155,000	4,391,000	17,016,000	12,763,000
Selling, general and administrative	3,680,000	2,875,000	10,464,000	8,291,000
Research and development	1,218,000	870,000	3,468,000	2,810,000

Total costs and operating expenses	11,053,000	8,136,000	30,948,000	23,864,000

Income from operations	1,227,000	352,000	3,181,000	740,000
Interest and other income	39,000	48,000	124,000	168,000
Interest and other expense	(2,000)	(24,000)	(50,000)	(113,000)

Net income before income taxes	1,264,000	376,000	3,255,000	795,000
Income tax provision	91,000	11,000	153,000	24,000

Net income	1,173,000	365,000	3,102,000	771,000
Preferred dividends and accretion (a)	(28,000)	(204,000)	(419,000)	(1,031,000)

Net income (loss) attributable to common shareholders	$1,145,000	$161,000	$2,683,000	$(260,000)

Basic net income (loss) per share	$0.06	$0.01	$0.15	$(0.02)

Diluted net income (loss) per share	$0.05	$0.01	$0.14	$(0.02)

Weighted average common shares outstanding – basic	18,957,000	16,799,000	17,678,000	16,576,000

Weighted average common shares outstanding – diluted	21,534,000	17,148,000	19,728,000	16,576,000

(a)	For the three and nine months ended December 31, 2003, includes dividends of $28,000 and $419,000, respectively. For the three months ended December 31, 2002, includes dividends of $204,000. For the nine months ended December 31, 2002, includes dividends of $661,000 and a non-cash dividend charge of $370,000 related to the beneficial conversion feature contained in the Company’s Series E Preferred Stock issued in April 2002.

See notes to condensed financial statements.

Abaxis, Inc. Condensed Balance Sheets (Unaudited)

	December 31, 2003	March 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$16,048,000	$10,430,000
Trade receivables (net of allowances of $286,000 at December 31, 2003
and $267,000 at March 31, 2003	7,690,000	7,482,000
Inventories	5,441,000	4,982,000
Prepaid expenses	262,000	667,000

Total current assets	29,441,000	23,561,000
Property and equipment - net	8,136,000	8,580,000
Deposits and other assets	869,000	227,000

Total assets	$38,446,000	$32,368,000

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,385,000	$2,084,000
Dividends payable	28,000	408,000
Accrued payroll and related expenses	2,404,000	1,811,000
Other accrued liabilities	289,000	377,000
Warranty reserve	228,000	123,000
Deferred revenue	268,000	378,000
Current portion of capital lease obligations	27,000	58,000
Current portion of long-term debt	467,000	467,000

Total current liabilities	6,096,000	5,706,000

Capital lease obligations, less current portion	22,000	38,000
Long-term debt, less current portion	117,000	466,000
Deferred rent	394,000	321,000
Deferred revenue, less current portion	392,000	318,000
Commission obligation, less current portion	52,000	75,000

Total non-current liabilities	977,000	1,218,000

Commitments and contingencies

Redeemable convertible preferred stock, Series E, no par value:
issued and outstanding shares - none at December 31, 2003 and 5,570 at March 31, 2003 (liquidation preference of $0 at December 31, 2003
and $5,570,000 at March 31, 2003	-	3,176,000

Shareholders’ equity:
Convertible preferred stock, Series D, no par value:
authorized shares - 5,000,000; issued and outstanding
shares - none at December 31, 2003 and 6,508 at March 31, 2003	-	3,143,000
Common stock, no par value: authorized shares -
35,000,000; issued and outstanding shares - 19,396,305
at December 31, 2003 and 16,816,095 at March 31, 2003	90,174,000	80,608,000
Accumulated deficit	(58,801,000)	(61,483,000)

Total shareholders’ equity	31,373,000	22,268,000

Total liabilities, convertible preferred stock and shareholders' equity	$38,446,000	$32,368,000

See notes to condensed financial statements.

Abaxis, Inc. Condensed Statements of Cash Flows (Unaudited)

	Nine Months Ended December 31,
	2003	2002
Operating activities:
Net income	$3,102,000	$771,000
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	1,252,000	1,224,000
Common stock issued for employee benefit plans	73,000	172,000
Stock based compensation (reversal), including amortization
of deferred stock compensation	18,000	(14,000)
Changes in operating assets and liabilities:
Trade receivables	(208,000)	357,000
Inventories	(434,000)	(444,000)
Prepaid expenses	405,000	153,000
Deposits and other assets	52,000	(194,000)
Accounts payable	301,000	417,000
Accrued payroll and related expenses	593,000	170,000
Warranty reserve and other accrued liabilities	17,000	(211,000)
Deferred rent	73,000	98,000
Deferred revenue	(36,000)	(142,000)
Long-term commission obligation	(23,000)	(14,000)

Net cash provided by operating activities	5,185,000	2,343,000

Investing activities:
Purchase of property and equipment	(779,000)	(867,000)
Purchase of intangible asset	(750,000)	-

Net cash used in investing activities	(1,529,000)	(867,000)

Financing activities:
Borrowings under line of credit	-	1,000,000
Repayment of line of credit	-	(2,000,000)
Repayment of equipment financing	(349,000)	(350,000)
Repayment of capital lease obligations	(47,000)	(85,000)
Net cash proceeds from issuance of preferred stock	-	6,812,000
Exercise of warrants and common stock options	2,358,000	178,000
Dividends paid	-	(457,000)

Net cash provided by financing activities	1,962,000	5,098,000

Net increase in cash and cash equivalents	5,618,000	6,574,000
Cash and cash equivalents at beginning of period	10,430,000	4,098,000

Cash and cash equivalents at end of period	$16,048,000	$10,672,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$42,000	$108,000

Cash paid for taxes	$165,000	$-

Noncash financing activities:
Preferred stock dividends and accretion	$419,000	$574,000

Issuance of common stock for conversion of preferred stock
and payment of dividends payable	$12,877,000	$2,080,000

Warrants and options issued for services and issuance costs	$-	$369,000

See notes to condensed financial statements.

ABAXIS, INC. NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. BASIS OF PRESENTATION

The condensed unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the fiscal year ended March 31, 2003. The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented. Certain amounts as presented in the financial statements for the previous periods have been reclassified to conform to the fiscal year ending March 31, 2004 financial statement presentation. The results for the period ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2004 or for any future period.

2. SIGNIFICANT ACCOUNTING POLICIES

Comprehensive Income - Comprehensive income was the same as net income for the three and nine months ended December 31, 2003 and 2002.

New Accounting Pronouncements - In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 on January 1, 2003. The Company did not change to using the fair value based method of accounting for stock-based employee compensation as permitted by the voluntary transition provisions of SFAS 148; and therefore, adoption of SFAS No. 148 did not have an impact on the financial position, results of operations or cash flows of the Company.

Had compensation cost been recognized based on the fair value at the date of grant for options during the three and nine months ended December 31, 2003 and 2002, the pro forma amounts of the Company’s net income and basic and diluted net income (loss) per share would have been as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net income:
As reported	$1,173,000	$365,000	$3,102,000	$771,000

Less stock-based compensation expense
determined under the fair value method for
all awards, net of related tax effects	(422,000)	(354,000)	(1,126,000)	(877,000)

Pro forma net income (loss)	$751,000	$11,000	$1,976,000	$(106,000)

Net income (loss) per share:
As reported - basic	$0.06	$0.01	$0.15	$(0.02)
Pro forma - basic	$0.04	$0.00	$0.11	$(0.01)

As reported - diluted	$0.05	$0.01	$0.14	$(0.02)
Pro forma - diluted	$0.03	$0.00	$0.10	$(0.01)

The Company’s calculations were made using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred. The following are the weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002

Expected life of option	6 years	6 years	6 years	6 years
Risk-free interest rate	3.53%	3.17%	2.78-3.53%	3.17%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	61%	62%	58-61%	62%

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities. “ This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities. “ This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have an impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. “ This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company’s financial position, results of operations or cash flows.

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46“), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For all arrangements entered into after January 31, 2003, the Company is required to continue to apply FIN 46 through the end of the fourth quarter of fiscal 2004. The Company is required to adopt the provisions of FIN 46-R for those arrangements in the first quarter of fiscal 2005. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the first quarter of fiscal 2005. The Company does not expect the adoption of FIN 46-R to have an impact on the financial position, results of operations or cash flows of the Company.

3. NET INCOME (LOSS) PER SHARE INFORMATION

Basic net income (loss) per share is computed by dividing the net income (loss) attributable to common shareholders by the weighted average number of shares of common stock outstanding. Diluted net income (loss) per share is computed by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding.

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income (loss) per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Weighted average number of common
shares outstanding used in calculating
basic net income (loss) per share	18,957,000	16,799,000	17,678,000	16,576,000
Weighted average number of dilutive stock
options and warrants outstanding using
the treasury stock method	2,577,000	349,000	2,050,000	-

Weighted average number of shares
outstanding used in calculating
diluted net income (loss) per share	21,534,000	17,148,000	19,728,000	16,576,000

Diluted net income (loss) per share does not include the effect of the following common equivalent shares related to outstanding options and warrants, using the treasury stock method and related to preferred shares issuable upon conversion of preferred stock, as their effect would be antidilutive for the three and nine months ended December 31, 2003 and 2002:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
	(number of shares)		(number of shares)
Series D convertible preferred stock	173,000	930,000	647,000	931,000
Series E convertible preferred stock	75,000	857,000	573,000	986,000
Options to purchase common stock	728,000	487,000	1,184,000	502,000
Warrants to purchase common stock	301,000	1,277,000	709,000	1,267,000

	1,277,000	3,551,000	3,113,000	3,686,000

4. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

	December 31, 2003	March 31, 2003
Raw materials	$2,706,000	$2,317,000
Work-in-process	1,711,000	2,071,000
Finished goods	1,024,000	594,000

	$5,441,000	$4,982,000

5. WARRANTY RESERVES

The Company provides for the estimated future costs to be incurred under the Company’s standard warranty obligations of one year. Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

The warranty reserve activity is summarized as follows for the three- and nine-month periods ended December 31, 2003 and 2002:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Balance Beginning of Period	$169,000	$178,000	$123,000	$192,000
Provision for warranty expense	224,000	169,000	568,000	346,000
Warranty costs incurred	(165,000)	(128,000)	(463,000)	(319,000)

Balance End of Period	$228,000	$219,000	$228,000	$219,000

6. LINE OF CREDIT AND LONG-TERM DEBT

In September 2003, the Company terminated its existing line of credit with Comerica Bank-California and entered into a new line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000, bears interest at the bank’s prime rate minus 0.25%, which totaled 3.75% at December 31, 2003, and is payable monthly. Of the $2,000,000 available, $820,000 was committed to secure a letter of credit for the Company’s facilities lease. The letter of credit will be reduced to $97,000 when the Company meets certain requirements as outlined in the terms of the Company’s facilities lease agreement, which among other stipulations, includes a minimum cumulative net income requirement of $2,000,000 for four consecutive quarters. The new line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. At December 31, 2003, there was no amount outstanding under the Company’s line of credit. At December 31, 2002, the amount outstanding under the Company’s prior line of credit was $1,000,000. The weighted average interest rate on the line of credit during the three months ended December 31, 2003 and 2002 was 3.75% and 4.45%, respectively. In September 2003, the Company’s foreign line of credit expired.

The Company also has an equipment financing loan, which at December 31, 2003 had an outstanding balance of $584,000. The equipment loan bears interest at the prime rate plus 1.00%, which totaled 5.00% at December 31, 2003 and is payable in monthly installments of principal and interest totaling $42,000 over a period of two years. The weighted average interest rate on equipment financing loans during the three months ended December 31, 2003 and 2002 was 5.00% and 5.45%, respectively.

The line of credit and equipment financing agreements contain certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that the Company have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000. The Company is also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2003 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2004. In addition, the Company is required to have a quick ratio, as defined, of not less than 1.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000. At December 31, 2003, the Company was in compliance with these covenants.

Borrowings under the line of credit and equipment financing loans are secured by a pledge of the Company’s net book value of assets of $31.4 million at December 31, 2003 including its intellectual property.

7. CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to clinicians with rapid blood constituent measurements. The following is a summary of revenues from external customers for each group of products and services provided by the Company:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Blood chemistry analyzers	$4,488,000	$2,643,000	$11,769,000	$7,213,000
Reagent discs and kits	7,219,000	5,574,000	20,422,000	15,836,000
Other	538,000	236,000	1,775,000	1,404,000

Product sales, net	12,245,000	8,453,000	33,966,000	24,453,000
Development and licensing revenue	35,000	35,000	163,000	151,000

Total revenues	$12,280,000	$8,488,000	$34,129,000	$24,604,000

The following is a summary of revenues by customer group:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Medical Market	$2,080,000	$495,000	$5,294,000	$1,869,000
Veterinary Market	9,789,000	7,735,000	27,305,000	21,574,000
Other	411,000	258,000	1,530,000	1,161,000

Total revenues	$12,280,000	$8,488,000	$34,129,000	$24,604,000

Two distributors, Vedco Inc. and DVM Resources accounted for 28% and 16%, respectively, of total revenues for the three-month period ended December 31, 2003, and 40% and 10%, respectively, of total revenues for the three-month period ended December 31, 2002. Vedco Inc. and DVM Resources accounted for 36% and 20%, respectively, of total revenues for the nine-month period ended December 31, 2003, and 37% and 10%, respectively, of total revenues for the nine-month period ended December 31, 2002. The following is a summary of revenues by geographic region based on customer location:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
United States	$10,433,000	$7,096,000	$29,184,000	$20,849,000
Europe	1,221,000	977,000	3,644,000	2,789,000
Asia and Latin America	626,000	415,000	1,301,000	966,000

Total revenues	$12,280,000	$8,488,000	$34,129,000	$24,604,000

Substantially all of the Company’s long-lived assets are located in the United States.

8. Redeemable Convertible Preferred Stock -- Series E

Redeemable Convertible Preferred Stock - Series E - In October 2003, under the terms of the Company’s Certificate of Determination with respect to the Series E Preferred Stock (the “Series E Preferred”), the Series E convertible preferred stock automatically converted into shares of common stock after twenty consecutive trading days where the per share closing price of the Company’s common stock as reported on the Nasdaq National Market exceeded $12.00. Elective conversions between October 1-15, 2003, coupled with the automatic conversion of all remaining outstanding Series E Preferred Stock, resulted in the conversion of 4,450 shares of Series E Preferred Stock into 684,615 shares of common stock during the three months ended December 31, 2003.

9. SHAREHOLDERS’ EQUITY

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

Convertible Preferred Stock - Series D - In October 2003, under the terms of the Company’s Certificate of Determination with respect to the Series D Preferred Stock (the “Series D Preferred”), the Series D convertible preferred stock automatically converted into shares of common stock after twenty consecutive trading days where the per share closing price of the Company’s common stock as reported on the Nasdaq National Market exceeded $14.00. Elective conversions between October 1-28, 2003, coupled with the automatic conversion of all remaining outstanding Series D Preferred Stock, resulted in the conversion of 5,328 shares of Series D Preferred Stock into 761,142 shares of common stock during the three months ended December 31, 2003.

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

Our primary product is a system consisting of a compact 6.9 kilogram analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 13 tests on veterinary patients and 14 tests on human patients. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma samples. The system provides test results in less than 14 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer. We currently market this system for veterinary use under the name VetScan® and in the human medical market under the name Piccolo®. We also market a veterinary hematology analyzer under the name VetScan HMT, which provides a complete blood count (“CBC”) including three-part white blood cell (“WBC”) differential in less than 2 minutes and requires only 12 uL (microliter) of whole blood. It provides results for eight selectable species, plus two user configurable programs. We market one type of reagent kit with this analyzer. We purchase the hematology analyzer and reagent kits from Melet Schloesing Laboratories of France. We are not obligated to purchase a minimum amount of analyzers or reagent kits. We market the combination of the VetScan and the VetScan HMT under the name VetScan DXS. During the first quarter of the fiscal year ending March 31, 2005, we are planning to introduce an additional hematology product worldwide. We have entered into an OEM agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase the DIATRON hematology instruments, which are currently subject to further customization to meet our technical specifications. We plan to market this new instrument as the Vetscan HMII in the veterinary market. We are currently in the process of qualifying a supplier to produce the reagents for the new hematology instruments.

The dry reagents used in our current reagent discs are produced using a proprietary technology called the Orbos® Discrete Lyophilization Process. This process allows the production of an accurate, precise amount of active chemical ingredient in the form of a soluble bead. The Orbos process involves flash-freezing a drop of liquid reagent to form a solid bead and then freeze-drying the bead to remove water. The Orbos beads are stable in dry form and dissolve rapidly in aqueous solutions. We believe that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. We have licensed the technology underlying the Orbos process to Amersham Biosciences Corp. (formerly Pharmacia Biotech, Inc.) and we have a supply contract with Becton Dickinson Immunocytometry Systems for products using the Orbos process. Revenues from these arrangements, however, are unpredictable. We continue to explore potential applications to other companies’ products, although there can be no assurance that we will be able to develop any new applications for the Orbos process identified or that additional agreements with us will result.

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

Results of Operations

Total Revenues

The following is a summary of revenues by geographic region based on customer location for the three and nine months ended December 31, 2003 and 2002:

	Three Months Ended December 31,			Nine Months Ended December 31,

	2003	2002	Change	2003	2002	Change

United States	$10,433,000	$7,096,000	47%	$29,184,000	$20,849,000	40%
Europe	1,221,000	977,000	25%	3,644,000	2,789,000	31%
Asia and Latin America	626,000	415,000	51%	1,301,000	966,000	35%

Total revenues	$12,280,000	$8,488,000	45%	$34,129,000	$24,604,000	39%

Total revenues in the U.S. increased by 47% or $3,337,000 and increased by 40% or $8,335,000 for the three and nine months ended December 31, 2003 and 2002, respectively. The increase in the U.S. in the three months ended December 31, 2003 was primarily due to increases of $1,166,000 in instrument placements to all domestic customers excluding the U.S. military, $1,190,000 of reagent discs sold to all domestic customers excluding the U.S. military, $742,000 in total instrument placements and reagent discs sold to the U.S. military, and $239,000 in other sales. The increase in the U.S. in the nine months ended December 31, 2003 was primarily due to increases of $2,974,000 in instrument placements to all domestic customers excluding the U.S. military, $3,293,000 of reagent discs sold to all domestic customers excluding the U.S. military, $1,782,000 in total instrument placements and reagent discs sold to the U.S. military, and $286,000 in other sales. The dollar increases in revenues are due to increased productivity in both veterinary and medical sales and increased sales of our reagent discs and kits due to a higher consumption rate of institutional users and to the expanded installed base of Vetscan and Piccolo systems.

Total revenues in Europe increased by 25% or $244,000 and increased by 31% or $855,000 for the three and nine months ended December 31, 2003 and 2002, respectively. The increase in Europe in the three months ended December 31, 2003 was primarily due to increases in instrument sales of $63,000 and reagent disc sales of $180,000. The increase in Europe in the nine months ended December 31, 2003 was primarily due to increases in instrument sales of $307,000 and reagent disc sales of $546,000.

Total revenues in Asia and Latin America increased by 51% or $211,000 and increased by 35% or $335,000 for the three and nine months ended December 31, 2003 and 2002, respectively. The increase in Asia and Latin America in the three months ended December 31, 2003 was primarily due to increases in instrument sales of $126,000 and reagent disc sales of $78,000. The increase in Asia and Latin America in the nine months ended December 31, 2003 primarily reflects an increase in instrument sales of $257,000 and an increase in reagent disc sales of $68,000. One distributor, T. Chatani and Co. Ltd. accounted for 36% and 52% of total revenues in Asia and Latin America for the three and nine months ended December 31, 2003, respectively. The distribution partnership with T. Chatani and Co. started in the fourth quarter of fiscal 2003.

Our U.S. revenues accounted for 85% and 84% of our total revenues in the three months ended December 31, 2003 and 2002, respectively, and accounted for 86% and 85% of our total revenues in the nine months ended December 31 2003 and 2002, respectively. Our international revenues accounted for 15% and 16% of our total revenues in the three months ended December 31, 2003 and 2002, respectively, and accounted for 14% and 15% of our total revenues in the nine months ended December 31, 2003 and 2002, respectively. In spite of our increase in total revenues from prior periods, our growth rate worldwide has remained consistent in both the U.S. and international markets during the three and nine months ended December 31, 2003 and 2002.

Revenue from the human medical market accounted for 17% and 6% of total revenues for the three months ended December 31, 2003 and 2002, respectively, and accounted for 16% and 8% of total revenues for the nine months ended December 31, 2003 and 2002, respectively. Sales to the U.S. military accounted for 43% of revenue in the human medical market in the three months ended December 31, 2003, as compared to 31% of revenue in the human medical market in the three months ended December 31, 2002. Sales to the U.S. military accounted for 51% of revenue in the human medical market in the nine months ended December 31, 2003, as compared to 50% of revenue in the human medical market in the nine months ended December 31, 2002.

During the three months ended December 31, 2003, we sold 521 instruments worldwide, which includes both blood chemistry and hematology analyzers, a 56% increase from 335 instruments sold worldwide in the three months ended December 31, 2002. During the nine months ended December 31, 2003, we sold 1,358 instruments worldwide, a 54% increase from 881 instruments sold worldwide in the nine months ended December 31, 2002. The increases in instrument sales were in both the medical and veterinary markets.

Reagent discs and kits sold worldwide during the three months ended December 31, 2003 were 594,000, an increase of 27% or 128,000 from 466,000 reagent discs and kits sold worldwide during the three months ended December 31, 2002. During the nine months ended December 31, 2003, we sold 1,682,000 reagent discs and kits worldwide, an increase of 26% or 352,000 from 1,330,000 reagent discs and kits sold worldwide in the nine months ended December 31, 2002. The increase in reagent discs and kits sold is consistent with our belief that there will be increasing recurring reagent disc revenue as our product lines achieve greater market penetration and more consistent utilization. This growth is mainly attributable to the expanded installed base of VetScan DXS and Piccolo systems and higher consumption rates of institutional users. In September 2003, we released three key Piccolo medical panels which, together with existing panels, completes the full array of the Center for Medicare and Medicaid Services reimbursement panels.

We receive royalty payments from Amersham Biosciences (formerly Pharmacia Biotech) equal to 5% of net sales, as defined in our agreement, of Amersham’s products that use our technology. The related development and licensing revenues were $35,000 during both the three months ended December 31, 2003 and 2002. Development and licensing revenues increased by 8% or $12,000 in the nine months ended December 31, 2003 as compared to the nine months ended December 31, 2002. The fluctuations in development and licensing revenue are due to unforeseeable fluctuations in our customers’ use of our Orbos technology.

Cost of Product Sales

Cost of product sales was $6,155,000 or 50% of product sales for the three months ended December 31, 2003, as compared to $4,391,000 or 52% of product sales for the three months ended December 31, 2002. Cost of product sales was $17,016,000 or 50% of product sales for the nine months ended December 31, 2003, as compared to $12,763,000 or 52% of product sales for the nine months ended December 31, 2002. The dollar increase in cost of product sales was primarily attributable to continued increases in sales volume of instruments and reagent discs. The decrease as a percentage of cost of product sales is due to both increased instrument sales resulting in higher margins and better efficiency achieved in our rotor production.

Selling, General and Administrative Expense

Selling, general and administrative expenses increased by 28%, or $805,000 and increased by 26%, or $2,173,000 in the three and nine months ended December 31, 2003 and 2002, respectively. As a percentage of total revenues, selling, general and administrative expenses were 30% and 34% for the three and nine months ended December 31, 2003, respectively, as compared to 31% and 34% for the three and nine months ended December 31, 2002, respectively. The dollar increase in selling, general and administrative expenses was primarily due to our expanded sales and marketing efforts in the human medical market.

Research and Development Expense

Research and development expenses increased by 40% or $348,000 and increased by 23%, or $658,000 in the three and nine months ended December 31, 2003 and 2002, respectively. As a percentage of total revenues, research and development expense were 10% and 10% for the three and nine months ended December 31, 2003, respectively, as compared to 10% and 11% for the three and nine months ended December 31, 2002, respectively. The dollar increase in research and development expenses is due to the development and clinical trials of new test methods to expand our test menus and to the development of our next generation blood chemistry analyzer.

Interest and Other Income

Interest and other income was $39,000 and $48,000 for the three months ended December 31, 2003 and 2002, respectively. Interest and other income was $124,000 and $168,000 for the nine months ended December 31, 2003 and 2002, respectively. Interest and other income primarily consists of interest earned on cash and cash equivalents.

Interest and Other (Expense)

Interest and other expense was $2,000 and $24,000 for the three months ended December 31, 2003 and 2002, respectively. For the three months ended December 31, 2003 and 2002, we incurred interest expense of $10,000 and $24,000, respectively, on our capital equipment loan, capital leases for equipment, and line of credit. For the three months ended December 31, 2003, other expense of ($8,000) related to a net gain on foreign currency transactions.

Interest and other expense was $50,000 and $113,000 for the nine months ended December 31, 2003 and 2002, respectively. For the nine months ended December 31, 2003 and 2002, we incurred interest expense of $36,000 and $109,000, respectively, on our capital equipment loan, capital leases for equipment, and line of credit. For the nine months ended December 31, 2003, other expense of $9,000 related to a net loss on foreign currency transactions. No interest was capitalized during the periods.

Income Taxes

Income tax expense totaled $91,000 and $11,000 for the three months ended December 31, 2003 and 2002, respectively. Income tax expense totaled $153,000 and $24,000 for the nine months ended December 31, 2003 and 2002, respectively. Income tax expense primarily relates to taxes for various state tax jurisdictions and an increase in the valuation allowance with respect to federal alternative minimum tax.

Liquidity and Capital Resources

As of December 31, 2003, we had $16,048,000 in cash and cash equivalents. We anticipate to incur incremental additional costs to support our future operations, including further commercialization of our products and development of new test methods that will allow us to expand our veterinary market and further penetrate the human medical market; acquisition of capital equipment for our manufacturing facility, which includes the ongoing costs related to continuing development of our current and future products; and additional pre-clinical testing and clinical trials for our current and future products; and the design and production of our next generation blood chemistry analyzers.

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

Operating Activities - For the nine months ended December 31, 2003, net cash provided by operating activities was $5,185,000 primarily due to net income of $3,102,000 plus depreciation and amortization of $1,252,000, $18,000 of stock based compensation and $73,000 of common stock issued for employee benefit plans, a decrease of $398,000 in prepaid expenses, deposits and other assets, deferred revenue, and long-term commission obligation, and increases of $776,000 in trade receivables, accounts payable, accrued payroll and related expenses, warranty reserve and other accrued liabilities, and deferred rent. Uses of cash from operating activities included an increase of $434,000 in inventories.

Investing Activities - Net cash used in investing activities for the nine months ended December 31, 2003 was $1,529,000 as compared to net cash used of $867,000 for the nine months ended December 31, 2002. The increase for the nine months ended December 31, 2003 related to the purchase of $779,000 of property and equipment and $750,000 of intellectual property relating to patents which will be amortized over 10 years.

Financing Activities - Net cash provided by financing activities of $1,962,000 for the nine months ended December 31, 2003 included $2,358,000 from the exercise of common stock options and warrants offset by repayments totaling $396,000 on a capital equipment loan and capital lease obligations. Net cash provided by financing activities of $5,098,000 for the nine months ended December 31, 2002 included net cash proceeds of $6,812,000 from the issuance of Series E preferred stock, $178,000 from the exercise of common stock options, net borrowings of $1,000,000 from the line of credit, offset by dividends payable of $457,000 and $2,000,000 in repayments on the line of credit, and repayments totaling $435,000 on a capital equipment loan and capital lease obligations.

Preferred Stock - In October 2003, under the terms of our respective Certificate of Determination with respect to both the Series D Preferred Stock (the “Series D Preferred”) and Series E Preferred Stock (the “Series E Preferred”), the Series D Preferred and the Series E Preferred automatically converted into shares of common stock after twenty consecutive trading days where the per share closing price of our common stock as reported on the Nasdaq National Market exceeded $14.00 and $12.00, respectively. Elective conversions between October 1-15, 2003, coupled with the automatic conversion of all remaining outstanding Series E Preferred Stock, resulted in the conversion of 4,450 shares of Series E Preferred Stock into 684,615 shares of common stock during the three months ended December 31, 2003. Elective conversions between October 1-28, 2003, coupled with the automatic conversion of all remaining outstanding Series D Preferred Stock, resulted in the conversion of 5,328 shares of Series D Preferred Stock into 761,142 shares of common stock during the three months ended December 31, 2003. Consequently, we have eliminated our obligation to pay an ongoing annual aggregate amount of $662,000 that the holders of the Series D Preferred and Series E Preferred would have otherwise received in either cash or shares of our common stock.

Line of Credit and Long-Term Debt - In September 2003, we terminated our existing line of credit with Comerica Bank-California and entered into a new line of credit with Comerica Bank-California, which provides for borrowings of up to $2,000,000, bears interest at the bank’s prime rate minus 0.25%, which totaled 3.75% at September 30, 2003, and is payable monthly. Of the $2,000,000 available, $820,000 was committed to secure a letter of credit for our facilities lease. The letter of credit will be reduced to $97,000 when we meet certain requirements as outlined in the terms of our facilities lease agreement, which among other stipulations, includes a minimum cumulative net income requirement of $2,000,000 for four consecutive quarters. The new line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. At December 31, 2003, there was no amount outstanding under our line of credit. At December 31, 2002, the amount outstanding under our prior line of credit was $1,000,000. The weighted average interest rate on the line of credit during the three months ended December 31, 2003 and 2002 was 3.75% and 4.45%, respectively. In September 2003, our foreign line of credit expired.

We also have an equipment financing loan, which at December 31, 2003 had an outstanding balance of $584,000. The equipment loan bears interest at the prime rate plus 1.00%, which totaled 5.00% at December 31, 2003 and is payable in monthly installments of principal and interest totaling $42,000 over a period of two years. The weighted average interest rate on equipment financing loans during the three months ended December 31, 2003 and 2002 was 5.00% and 5.45%, respectively.

The line of credit and equipment financing agreements contain certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000. We are also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2003 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2004. In addition, we are required to have a quick ratio, as defined, of not less than 1.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000. At December 31, 2003, we were in compliance with these covenants.

Borrowings under the line of credit and equipment financing loans are secured by a pledge of our net book value of assets of $31.4 million at December 31, 2003 including our intellectual property.

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

Contingencies - We are involved from time to time in various litigation matters in the normal course of business. We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

New Accounting Pronouncements - In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 on January 1, 2003. We did not change to using the fair value based method of accounting for stock-based employee compensation as permitted by the voluntary transition provisions of SFAS 148; and therefore, adoption of SFAS No. 148 did not have an impact on our financial position, results of operations or cash flows in the financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities. “ This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities. “ This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have an impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. “ This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on our financial position, results of operations or cash flows.

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, we have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary. For all arrangements entered into after January 31, 2003, we are required to continue to apply FIN 46 through the end of the fourth quarter of fiscal 2004. We are required to adopt the provisions of FIN 46-R for those arrangements in the first quarter of fiscal 2005. For arrangements entered into prior to February 1, 2003, we are required to adopt the provisions of FIN 46-R in the first quarter of fiscal 2005. We do not expect the adoption of FIN 46-R to have an impact on our financial position, results of operations or cash flows.

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

We Have Not Been Consistently Profitable; We Must Increase Sales Of Our Piccolo And Vetscan DXS Products To Maintain Consistent Profitability

We recognized a net loss in one of the last twelve fiscal quarters ended December 31, 2003. After accounting for dividend charges associated with the issuance of our preferred stock and non-cash charges related to the beneficial conversion feature contained in the preferred stock, we recognized a net loss in five of those quarters. There can be no assurance that we will experience consistent profitability in the future. As of December 31, 2003, we have incurred cumulative net losses of approximately $59 million. Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our VetScan DXS and Piccolo products. Increasing our sales volume of our products will depend upon our ability to:

•	continue to develop our products;
•	increase our sales and marketing activities;
•	effectively manage our manufacturing activities; and
•	effectively compete against current and future competitors.

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

We Could Fail to Achieve Anticipated Revenue If The Market Does Not Accept Our Products

Our core compact blood analyzer product differs substantially from current blood analyzers on the market. Our primary competition is from centralized laboratories that offer a greater number of tests than our products, but do so at greater cost and requiring more time. We also compete with other point-of-care analyzers that cost more, require more maintenance and offer a narrower range of tests. However, these point-of-care analyzers are generally marketed by larger companies which have greater resources for sales and marketing, in addition to a recognized brand name and established distribution relationships.

Historically we have marketed our VetScan analyzer to veterinarians and we have relatively limited experience in large scale sales of our Piccolo analyzer into the human medical market. We continue to develop new animal blood tests that we cannot be assured will be accepted by the veterinary market. Although we believe that our blood analyzers offer consumers many advantages, including according to our analyses substantial cost savings, in terms of the actual product and implementation of it procedurally, these advantages involve changes to current standard practices, such as using large clinical laboratories, that will require changes in both the procedures and mindset of care providers. The human medical market in particular is highly regulated, structured and often slow to adopt new product offerings. If we are unable to convince large numbers of medical clinics, hospitals and other point-of-care environments of the benefits of our products, we will suffer lost sales and could fail to achieve anticipated revenue.

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

We Recently Settled a Patent Infringement Lawsuit And We Could Be the Subject of Similar Legal Action in the Future

On March 28, 2002, Idexx Laboratories, Inc., our principal competitor in the veterinary diagnostic market, filed a complaint in the United States District Court for the District of Maine (Civil Action Docket No. 02-69-P-H) alleging that a canine heartworm test produced for us by a third party, S.A. Scientific, Inc., and sold using the Abaxis brand infringed on U.S. Patents Nos. 4,965,187 and 4,939,096 held by Idexx. On December 6, 2002, the parties entered into a settlement agreement under which, among other terms, we paid Idexx $249,500 in cash damages and we ceased the selling of the particular canine heartworm antigen test referenced in the complaint. Although we subsequently sold a limited number of redesigned canine heartworm tests manufactured by S.A. Scientific, we have subsequently terminated our relationship with S.A. Scientific. We are exploring whether we will introduce another canine heartworm antigen test in the near future and there can be no assurance that any party will not claim patent infringement or file suit upon other grounds. We would incur expenses in the defense of such claims and our attention could be diverted from our operations.

We Rely On Patents And Other Proprietary Information, The Loss Of Any Of Which Would Negatively Affect Our Business

As of December 31, 2003, we have filed 30 patent applications with the United States Patent and Trademark Office, of which 27 have been issued. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the U.S. Patent and Trademark Office, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

Many of Our Sales Force Have Been Employed by Us for Less Than One Year And We Must Effectively Train And Integrate Our Sales Team In Order To Achieve Our Anticipated Revenue

We have thirty-one full-time sales personnel involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time. While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals. If we are to increase our sales, we will need to train our new salespeople and supervise them closely. We also will continue hiring additional sales personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to market our products.

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

We Rely On Distributors To Sell Our Products; We Rely On Sole Distributor Arrangements In A Number Of Countries

We distribute our products primarily through distributors. As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We have a number of distributors in the United States who distribute our VetScan DXS products. Two distributors, Vedco Inc. and DVM Resources accounted for 28% and 16%, respectively, of total revenues for the three-month period ended December 31, 2003, and 40% and 10%, respectively, of total revenues for the three-month period ended December

31, 2002. Vedco Inc. and DVM Resources accounted for 36% and 20%, respectively, of total revenues for the nine-month period ended December 31, 2003, and 37% and 10%, respectively, of total revenues for the nine-month period ended December 31, 2002. We believe that our future growth depends on the efforts of these distributors. If one of our distributors, particularly Vedco, Inc., were to stop selling our products we may not be able to replace such lost revenue. We operate on a purchase order basis with Vedco, Inc. and DVM Resources and each of these distributors is under no contractual obligation to continue carrying our products. Further, many of our distributors may carry our competitors’ products, and may promote our competitors’ products over our own products. Finally, we do not have at this time distribution partners in the United States who distribute our products for the human diagnostic market. Internationally, we have one distributor in Japan for our products in both the human and veterinary diagnostic markets.

We currently have exclusive distribution agreements for our VetScan DXS products in Argentina, Australia, Austria, Bahrain, China, Greece, Japan, Korea, Mexico, New Zealand, Portugal, South Africa, Spain, Switzerland, United Arab Emirates and the United Kingdom. Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our products. These distributors may not be successful in obtaining proper approvals for our products in their respective countries, and they may not be successful in marketing our products. We plan to enter into additional distribution agreements to expand our international distribution base and solidify our international presence. However, we may not be successful in entering into additional distributor agreements. Our distributors may terminate their relationship with us at any time. Historically, we have experienced a high degree of turnover among our international distributors. This high degree of turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo System and VetScan DXS products internationally.

We Depend On Sole Suppliers For Several Key Components To Our Products, Many of Whom We Have Not Entered Into Contractual Relationships With

We use several key components that are currently available from limited or sole sources as discussed below:

•	Reagent Discs: Two injection molding manufacturers, C. Brewer & Co. and Nypro Oregon, Inc., currently make the molded plastic discs which, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require; to date, we have only qualified these two manufacturers, with Nypro, Inc. being qualified at two separate facilities, to manufacture the molded plastic discs.
•	Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the dry reagent chemistry beads that are either inserted in our reagent discs or sold as a stand-alone product: Amano Enzyme USA Co., Ltd., Genzyme Corporation, Kikkoman Corporation Biochemical Division, Microgenics Corporation, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche Ltd., Shinko American Inc., and Sigma Aldrich Inc.
•	Blood Analyzer Components: Our analyzer products use several technologically advanced components that we currently purchase from two single source vendors, PerkinElmer, Inc. and Electro Alliance, Inc. Our analyzers use a printer that is only made by Seiko North America Corporation. The loss of the supply of any of these components could force us to redesign our analyzers.
•	Hematology Instrument and Reagents: We currently purchase HMT instruments and reagents from MELET SCHLOESING Laboratories (MELET) of France. During the first quarter of the fiscal year ending March 31, 2005, we are planning to introduce an additional hematology product worldwide. We have entered into an OEM agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase the DIATRON hematology instruments, which are currently subject to further customization to meet our technical specifications. We plan to market this instrument as the Vetscan HMII in the veterinary market. We are currently in the process of qualifying a supplier to produce the reagents for the new hematology instruments.

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

Competition in the human and veterinary diagnostic markets is intense. Our principal competitors in the human blood-analyzer market are Alfa Wassermann S.P.A., Hemagen Diagnostics, Inc., i-STAT Corporation (which was recently purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.), Novitron International, Inc. and Roche. Our principal competitors in the veterinary blood-analyzer market are Idexx Laboratories, Inc. and Heska Corporation. Most of our competitors have significantly greater financial and other resources than we do. In particular, many of our competitors have large sales forces and well-established distribution channels. Consequently, we must develop our distribution channels and improve our direct sales force in order to compete in these markets.

Changes In Third Party Payor Reimbursement Regulations Can Negatively Affect Our Business

By regulating the maximum amount of reimbursement they will provide for blood testing services, third party payors, such as HMOs, pay-per-service insurance plans, Medicare and Medicaid, can indirectly affect the pricing or the relative attractiveness of our human testing products. For example, the Centers for Medicare and Medicaid Services (“CMS”) sets the level of reimbursement of fees for blood testing services for Medicare beneficiaries. If third party payors decrease the reimbursement amounts for blood testing services, it may decrease the amount that physicians and hospitals are able to charge patients for such services. Consequently, we will need to charge less for our products. If the government and third party payors do not provide for adequate coverage and reimbursement levels to allow health care providers to use our products, the demand for our products will decrease.

We Are Subject To Numerous Governmental Regulations
•	Need for FDA Certification for Our Medical Device Products

Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration. The FDA has classified our Piccolo products as “Class I” and “Class II” devices. These classifications require us to submit to the FDA a pre-market notification form or 510(k). The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing. In our 510(k) notification, we must, among other things, establish that the product we plan to market is “substantially equivalent” to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) to a product that the FDA has previously cleared under the 510(k) process. The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. To date, we have received market clearance from the FDA for our Piccolo System and 24 reagent tests that we have on eleven reagent discs. We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures. These new test products are crucial for our success in the human diagnostic market. If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.
•	Need to Comply with Manufacturing Regulations

The 1976 Medical Device Amendment also requires us to manufacture our Piccolo products in accordance with Good Manufacturing Practices guidelines. Current Good Manufacturing Practice requirements are set forth in the quality system regulation. These requirements regulate the methods used in, and the facilities and controls used for, the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use. Our manufacturing facility is subject to periodic audits. In addition, various state regulatory agencies may regulate the manufacture of our products. For example, we have obtained a license from the State of California to manufacture our products. In April 2001, the State of California Food and Drug Branch granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices. In May 2001, the State of California Food and Drug Branch granted licensing for our new Union City facility. The most recent inspection was in March 2003 when the FDA conducted a facilities inspection and verified our compliance with the 21 CFR 820 Regulation. We cannot assure you that we will successfully pass a re-inspection by the FDA or the State of California. In addition, we cannot assure you that we can comply with all current or future government manufacturing requirements and regulations. If we are unable to comply with the regulations, or if we do not pass routine inspections, our business and results of operations will be materially adversely affected.

•	Effects of the Clinical Laboratory Improvement Amendments on Our Products

Our Piccolo products are affected by the Clinical Laboratory Improvement Amendments of 1988. The Clinical Laboratory Improvement Amendments are intended to insure the quality and reliability of all medical testing in the United States regardless of where tests are performed. The current Clinical Laboratory Improvement Amendments divide laboratory tests into three categories: “simple,” “moderately complex” and “highly complex.” Tests performed using the Piccolo system are in the “moderately complex” category. This category requires that any location in which testing is performed be certified as a laboratory. Hence, we can only sell our Piccolo products to customers who meet the standards of a laboratory. To receive “laboratory” certification, a testing facility must be certified by the Centers for Medicare and Medicaid Services. After the testing facility receives a “laboratory” certification, it must then meet the Clinical Laboratory Improvement Amendments regulations. Because we can only sell our Piccolo products to testing facilities that are certified “laboratories,” the market for our products is correspondingly constrained. During the third quarter of fiscal 2004, we submitted a petition for “waived status” to the Food and Drug Administration (FDA) after we conducted clinical studies designed to demonstrate the ability of untrained personnel to use the Piccolo and obtain reliable results from the Piccolo Lipid Panel Reagent Disc (Total Cholesterol, HDL, and Triglycerides). Waived status would permit untrained personnel to run the Piccolo using the Lipid Panel and, thus, extending the sites (doctors’ offices and other point-of-care environments) that can use the Piccolo. Currently, this petition is under evaluation by the FDA. We cannot assure you that we will successfully receive the waived status from the FDA. Consequently, the market for our Piccolo products may be confined to those testing facilities that are certified as “laboratories” and our growth will be limited accordingly.

•	We Are Subject to Various Federal, State, Local, and International Regulations

Federal and state regulations regarding the manufacture and sale of health care products and diagnostic devices may change. In addition, as we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets. For example, in January 2004, we received certification from the British Standards Institute to the ISO 13485:1996 quality system standard for medical devices. This quality system certification, along with successful completion of product testing to current European standards and the translation of Piccolo product documentation into the required languages, enabled us to meet the compliance requirements of the CE Mark and the current European In Vitro Device Directive. We cannot predict what impact, if any, such current or future regulatory changes would have on our business. We may not be able to obtain regulatory clearances for our products in the United States or in foreign markets, and the failure to obtain these regulatory clearances will materially adversely affect our business and results of operations.

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

Our Stock Price Is Highly Volatile And Investing In Our Stock Involves A High Degree Of Risk

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the last eight fiscal quarters ended December 31, 2003, our stock price traded at a high of $21.50 on December 5, 2003 and a low of $3.00 on August 19, 2002. The following factors may affect the market price of our common stock:
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

For our line of credit, the interest rate is equal to the prime rate minus 0.25%. Consequently, an increase in the prime rate would expose us to higher interest expenses. There was no outstanding balance on our line of credit at December 31, 2003.

For our equipment loan, the interest rate is equal to 1.00% over the prime rate. As with our line of credit, any increase in interest rates would expose us to higher interest expenses. The balance on our equipment loan was $584,000 as of December 31, 2003. Based on this balance, for each 1.00% increase in the prime rate, we would pay a total of $1,500 of additional interest each quarter.

All of our sales are denominated in U.S. dollars, except for sales under our OEM agreement to provide VetScan systems to Melet which are denominated in Euros. Sales to Melet during the three and nine months ended December 31, 2003 were 2% of our total revenues. At December 31, 2003, our net balance due to Melet was $27,000.

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

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

We are from time to time involved in various litigation matters in the normal course of business. We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

Under our debt agreements, we are restricted from paying aggregate cash dividends on our stock in excess of 50% of our net income on an annual basis.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on October 21, 2003 (the “Annual Meeting”). The following matters were voted upon and approved at the Annual Meeting:

(a)	To elect six (6) directors to hold office until the next annual meeting of shareholders. The votes cast and withheld for such nominees were as follows:

	Votes For	Votes Withheld

Clinton H. Severson	13,661,735	1,415,635

Richard J. Bastiani, Ph.D	14,408,828	668,542

Henk J. Evenhuis	14,476,828	600,542

Brenton G.A. Hanlon	14,408,828	668,542

Prithipal Singh, Ph.D	14,478,028	599,342

Ernest S. Tucker III, M.D	14,476,728	600,642

(b)	To ratify the appointment of Deloitte & Touche LLP as our independent public accountants for the fiscal year ending March 31, 2004.

For	14,992,562
Against	51,250
Abstain	33,558

(c)	To approve an amendment to the Abaxis 1998 Stock Option Plan.

For	7,700,475
Against	1,086,092
Abstain	75,101

Based on these voting results, each of the directors nominated was elected, the appointment of Deloitte & Touche LLP was approved, and the amendment to the Abaxis 1998 Stock Option Plan was approved.

Item 5. Other Information

None.

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

ABAXIS, INC. (Registrant)

Date: February 13, 2004	BY: /s/ Clinton H. Severson
Clinton H. Severson President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 13, 2004	BY: /s/ Alberto R. Santa Ines
Alberto R. Santa Ines Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

