Form 10-K
period 2004-03-31
ABAXIS INC
filed 2004-06-14
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One) |X|	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 2004

OR

|_|	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 000-19720

ABAXIS, INC.
(Exact name of registrant as specified in its charter)

California	77-0213001
(State of Incorporation)	(I.R.S. Employer Identification No.)

3240 Whipple Road
Union City, CA 94587
(Address of principal executive offices)

Telephone number: (510) 675-6500
(Registrant’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K |_|.

        Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes |X| No |_|

        The aggregate market value of the voting stock held by non-affiliates of Abaxis, as of June 7, 2004 was $343,084,646 based upon the closing sale price reported for such date on the NASDAQ National Market. For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose.

        We had 19,597,815 shares of Common Stock outstanding on June 7, 2004.

Abaxis, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended March 31, 2004
TABLE OF CONTENTS

PART I

This report contains forward-looking statements within the meaning of Sections 21E of the Securities Exchange Act of 1934 that reflect Abaxis’ current view with respect to future events and financial performance. In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include the market acceptance of our products and the continuing development of our products, required United States Food and Drug Administration (“FDA”) clearance and other government approvals, risks associated with manufacturing and distributing our products on a commercial scale, free of defects, risk related to the introduction of new instruments manufactured by third parties, risks associated with entering the human diagnostic market on a larger scale, risks related to the protection of the our intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, risks associated with the ability to attract, train and retain competent sales personnel, general market conditions and competition.

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

ITEM 1.   BUSINESS

General

Abaxis, Inc. (“us” or “we”), incorporated in California in 1989, develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurements. Our principal offices are located at 3240 Whipple Road, Union City, California 94587 and our telephone number at that location is (510) 675-6500. Our Internet address is www.abaxis.com. We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our common stock trades on the Nasdaq National Market under the symbol “ABAX.”

Our primary product is a blood analysis system, consisting of a compact 6.9 kilogram (15 pounds) analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 13 tests on veterinary patients and 14 tests on human patients. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma samples. The system provides test results in less than 14 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer. We currently market this system for veterinary use under the name VetScan® and in the human medical market under the name Piccolo®.

Through April 2004, we marketed a veterinary hematology analyzer under the name VetScan HMT, which provided a complete blood count including three-part white blood cell differential in less than 2 minutes and required only 12 µL (microliter) of whole blood. It provided results for eight selectable species, plus two user configurable programs. We marketed one type of reagent kit with this analyzer. We purchased the hematology analyzer and reagent kits from Melet Schloesing Laboratoires of France. We will continue to support and service our current population of VetScan HMT hematology customers.

In May 2004, we introduced a hematology instrument (“VetScan HMII”) that offers an 18-parameter CBC (complete blood count) analysis, including a three-part white blood cell differential for the diagnostic assessment of patients by the veterinarian in their clinic. We entered into an original equipment manufacturing (“OEM”) agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase the DIATRON hematology instruments commencing in the fiscal quarter that the instruments were qualified, which was the first quarter of fiscal 2005. We market the combination of the VetScan and the VetScan HMII under the name VetScan DXS.

We offer our point-of-care blood chemistry analyzer system with a total of 25 diagnostic tests. Our repertoire of tests includes alanine aminotransferase (ALT), albumin (ALB), alkaline phosphatase (ALP), amylase (AMY), aspartate aminotransferase (AST), calcium (CA++), creatine kinase (CK), chloride (CL-), creatinine (CRE), direct bilirubin (DBIL), gamma glutamyl transferase (GGT), glucose (GLU), high-density lipoprotein cholesterol (HDL), magnesium (MG), phosphorous (PHOS), potassium (K+), sodium (NA+), thyroxine (T4), total bilirubin (TBIL), total carbon dioxide (TCO2), total cholesterol (CHOL), total protein (TP), triglycerides (TRIG), urea nitrogen (BUN) and uric acid (UA). Nineteen of these tests are marketed for both human and veterinary markets. Tests for MG and T4 are currently marketed exclusively in the veterinary market. The tests for CL-, DBIL, HDL and TRIG are marketed exclusively in the human market. We market our reagent products by configuring these 25 test methods in panels that are designed to meet a variety of clinical diagnostic needs. We currently offer 11 multi-test reagent disc products in the human medical market and 8 multi-test reagent disc products in the veterinary market.

Our focus in fiscal 2005 will be continued growth in the veterinary market where we believe we can receive immediate economic rewards, while at the same time expanding our presence in the human in vitro diagnostic point of care market. We intend to continue our marketing efforts of our Piccolo systems to the U.S. military. Internationally, we will continue to focus our sales efforts in Asia, Europe and Latin America.

Our Industry: In Vitro Diagnostic Testing

We believe that a key element of the patient-centered, cost-constrained health care system in the current year and beyond will be the availability of blood analysis systems in the patient care setting that are easily and reliably operated by caregivers and provide accurate, real time results for enabling rapid clinical decisions. The optimal system uses whole blood, has built-in calibration and quality control, provides quick turnaround time, is portable and low cost. In addition, the optimal near-patient system should be easy to use by people with no special training and capable of transmitting test results instantly to caregivers and patient information management systems.

Abaxis has developed a blood analysis system incorporating all of these criteria into a 6.9 kilogram (15 pounds) analyzer and a series of menu-specific, multi-test single-use reagent discs. The system is essentially a compact portable laboratory that can be easily located near the patient. Each reagent disc is pre-configured with multiple analytes and contains all the reagents necessary to perform a fixed menu of tests. Taking the system to the patient care site instead of shipping the sample to a central laboratory makes blood testing and analysis as easy as measuring the patient’s blood pressure, temperature, and heart rate and eliminates the necessity of multiple visits to the doctor’s office. Additional advantages of near-patient testing include eliminating errors from sample handling, transcription and transportation. We have adapted this blood analysis system in both the veterinary and human medical markets in order to bring the same advantages to all healthcare professionals and patients.

Abaxis Products

Point-of-Care Blood Chemistry Analyzers

We currently manufacture and market our point-of-care blood chemistry analyzers for veterinary use under the name VetScan® and in the human medical market under the name Piccolo®. The blood analysis system is a portable spectrophotometer, which is a device that measures the absorption of light at various wavelengths. A variable speed motor is used to spin a reagent disc for sample processing. The chemical reactions in the disc’s cuvettes are measured optically by detecting the light absorbance of the solutions in the cuvettes at pre-determined wavelengths. The absorbances are converted to clinically relevant units by a measurement microprocessor. Results are stored by the analyzer’s interface microprocessor, sent to an RS232 port and printed on result cards by an internal thermal printer or transmitted to a patient data management system. The features of the analyzer include a small required sample size (100 µL) of whole blood, serum or plasma, an intelligent quality control system that includes many self-test functions to ensure quality results, a built-in instrument self calibration, a built-in printer, a quick turn-around time of less than 14 minutes, minimal operational training and ease of information transmission using a computer port on the analyzer.

Hematology

From March 1999 to April 2004, we entered into an original equipment manufacturing (OEM) and distribution agreement with MELET SCHLOESING Laboratoires (MELET) under which we marketed and sold the MELET hematology instrument and reagents and MELET marketed and sold the VetScan and Piccolo products. We marketed the MELET hematology instrument as the VetScan® HMT in the veterinary market.

In May 2004, we introduced the VetScan HMII, a hematology instrument that offers an 18-parameter CBC (complete blood count) analysis, including a three-part white blood cell differential for the diagnostic assessment of patients by the veterinarian in their clinic. We entered into an original equipment manufacturing (“OEM”) agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase the DIATRON hematology instruments commencing in the fiscal quarter that the instruments were qualified, which was the first quarter of fiscal 2005. We market the combination of the VetScan and the VetScan HMII under the name VetScan DXS.

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

To perform a panel of tests, the operator collects a blood sample. The operator then transfers the sample into the reagent disc. The operator places the disc into the analyzer drawer, and enters patient, physician, and operator identification numbers. The analyzer spins the disc to separate cells from plasma, meters and mixes plasma with diluent, distributes diluted plasma to the cuvettes, and monitors chemical reactions. In less than 14 minutes, results are printed out on a result card with an adhesive backing or can be transmitted to a patient data management system for inclusion in the patient’s medical record. A computer port enables transmission of patient results to external computers for patient data management.

The VetScan system was introduced in the U.S. veterinary market in July 1994. We initially launched the system with the Diagnostic Profile, a nine-test reagent product. Since then, we have added new test methods and new reagent disc products targeted to fulfill different veterinary diagnostic needs. The following is a list of the current VetScan reagents offered:

VetScan Profile	Description of the Test Panels
Comprehensive Diagnostic Profile	ALB, ALP, ALT, AMY, BUN, CA++, CRE, GLOB, GLU, K+, NA+, PHOS, TBIL, TP.

Diagnostic Profile Plus	ALB, ALP, ALT, AMY, BUN, CA++, CHOL, CRE, GLOB, GLU, K+, TBIL, TP.

Prep Profile II	ALP, ALT, BUN, CRE, GLU, TP.

Critical Care Profile	ALT, BUN, CRE, GLU, K+, NA+, tCO2.

Equine Profile	ALB, AST, BUN, CA++, CK, CRE, GGT, GLOB, GLU, TBIL, TP.

Large Animal Profile	ALB, ALP, AST, BUN, CA++, CK, GGT, GLOB, MG++, PHOS, TP.

T4-Cholesterol Profile	CHOL, T4.

Avian-Reptilian Profile	ALB, AST, BUN, CA++, CK, GLOB, GLU, K+, NA+, PHOS, TP, UA.

We introduced our Piccolo system to the human medical market in November 1995 with two reagent discs, General Health Panel 8 and General Health Panel 11. Since that time we have introduced new panels to aid conventional disease diagnosis or monitor disease treatment. The following is a list of the current Piccolo reagents offered:

Piccolo Panels	Description of the Test Panels
General Chemistry 12	ALB, ALP, ALT, AMY, AST, BUN, CA++, CHOL, CRE, GLU, TBIL, TP.

Liver Panel Plus	ALB, ALP, ALT, AMY, AST, GGT, TBIL, TP.

General Chemistry 7	BUN, CA++, CHOL, CRE, GLU, TBIL, UA.

General Chemistry 6	ALT, AST, BUN, CRE, GGT, GLU.

Electrolyte Panel	CL- ,K+, Na+, tCO2.

MetLyte 8	BUN, CK, CL-, CRE, GLU, K+, Na+, tCO2.

Basic Metabolic Panel	BUN, CA++, CL-, CRE, GLU, K+, NA+, tCO2.

Lipid Panel	TOTAL CHOL, TOTAL CHOL/HDL RATIO, HDL, LDL, TRIG, VLDL.

Renal Panel	ALB, BUN, CA++, CL-, CRE, GLU, K+, NA+, PHOS, tCO2.

Comprehensive Metabolic	ALB, ALP, ALT, AST, BUN, CA++, CL-, CRE, GLU, K+, NA+, TBIL, tCO2, TP.

Hepatic Panel	ALB, ALP, ALT, AST, DBIL, TBIL, TP.

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

Future Products

We continue to develop new products that we believe will provide further opportunities for growth in the human and veterinary markets. For the human medical market, we completed and released the developments of the Renal Function, Hepatic Function and Comprehensive Metabolic Panels during fiscal 2004. Additionally, we have begun working on the feasibility of a second generation Lipid Panel Disc that would add liver function and glucose tests to the lipid panel. Development of tests for other disc products will be targeted at specific applications based on fulfilling clinical needs. Our current focus of test methods development is in general clinical chemistry. In addition to general clinical chemistry, we have demonstrated our ability to perform immunoassay tests on our blood analysis system by successfully developing the Thyroxine (T4) test in the veterinary market. We believe other immunoassay methods can be performed with our discs to measure a wide assortment of blood analytes, including cardiac markers. Although there can be no assurance that we will be able to develop any of these potential products, we believe that our technology and expertise will allow us to develop reagent disc products in the future to provide a variety of additional blood tests.

Customers and Distribution

Customers

Our point-of-care blood analyzer products and reagent discs are sold either directly or through distributors depending on the needs of the customer segment. In the delivery of human or veterinary care there are many kinds of providers and a multitude of sites where Abaxis products could be used as an alternative to relying on a central laboratory for blood test information.

We believe that our current Piccolo system menu of 24 reagent test results is suitable for a wide variety of the human medical market segments. These market segments include military installations (ships, field hospitals and mobile care units), physicians office practices, urgent care and walk-in clinics (free-standing or hospital-connected), home care providers (national, regional or local), nursing homes, ambulance companies, dialysis centers, hospital labs and draw stations.

We believe that our current veterinary reagent product offerings meet a substantial part of the clinical diagnostic needs of veterinarians. Potential customers for the VetScan DXS are primarily companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine practitioners, veterinary referral hospitals, private toxicology laboratories and university and government toxicology research laboratories.

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

In the future, we will be exploring distribution alternatives with local and national organizations. These distributors can contribute to identifying potential customers and introducing the product, but often need the support of our personnel in closing the sale. Product distributors are generally of two types: large companies that primarily serve hospitals, clinics and large health maintenance organizations (HMOs) nationwide using multiple warehouses and extensive transportation systems and smaller companies that provide the daily supplies needed by office-based physicians. However, several large distributors have acquired local and regional companies to service the office-based physicians market segment as well. In the human market, national firms sell thousands of products, including furniture, capital equipment, surgical instruments and a myriad of consumables. The smaller companies generally direct their product offerings to those items a physician uses daily in caring for primarily ambulatory patients. These firms also may sell lower priced equipment such as diagnostic instruments, which are used in conjunction with consumable reagents.

Veterinarians are served typically by local distributors, some with national affiliations. Our largest volume purchaser is Vedco, Inc., which is a national network of independent distributors through which six member distributors represent our products. We also work with ten additional independent distributors of which DVM Resources is our fastest growing partner in instrument and consumable sales. In addition to selling through distributors, we directly supply our VetScan products to Veterinary Centers of America (VCA), the nation’s largest veterinary hospital chain. In April 2004, we signed a distributor agreement with the Veterinary Division of Henry Schein, Inc., a distributor of animal healthcare products and services to veterinary practitioners to sell and distribute the VetScan DXS, along with the associated reagent discs and kits. We intend to enter into arrangements with additional veterinary distributors as well as pursue direct veterinary sales where appropriate.

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

We currently have distribution agreements in the following countries: Argentina, Australia, Austria, Bahrain, Belgium, France, Germany, Greece, Israel, Italy, Japan, Korea, Kuwait, Mexico, New Zealand, Nigeria, Norway, Poland, Portugal, South Africa, Spain, Switzerland, United Arab Emirates, the United Kingdom and Venezuela. Each distributor agreement contains a number of requirements that must be met to retain exclusivity, including minimum order quantity commitments, trade show and promotion requirements and a specified number of demonstration analyzer requirements. In most cases, the foreign distributors need to either go through a FDA-equivalent approval process with national regulators or clinical trials/market evaluations with their local opinion leaders in the medical field. Each distributor is responsible for obtaining the required approvals. There can be no assurance that any of our distributors will be successful in obtaining proper approvals for Abaxis products in their respective countries or that these distributors will be successful in marketing Abaxis products. In August 2001, we signed a non-exclusive agreement with Scil Animal Care Company GmbH of Germany, a leading supplier of veterinary technology and supplies, to distribute the VetScan in defined European countries. In August 2002, we entered into an exclusive distribution agreement to distribute our VetScan products in Japan with T. Chatani & Co. We plan to continue to enter into additional distribution agreements to enhance our international distribution base and solidify our international presence.

Competition

Competition in the human and veterinary diagnostic markets is intense. Blood analysis is a well established field in which there are a number of competitors that have substantially greater financial resources and larger, more established marketing, sales and service organizations than we do. We compete with the following organizations: commercial clinical laboratories, hospitals’ clinical laboratories and manufacturers of bench top multi-test blood analyzers and other testing systems that health care providers can use “on-site.”

Historically, hospitals and commercial laboratories perform most of the human medical testing, and commercial laboratories perform the most veterinary medical testing. We have identified five principal factors that customers typically use to evaluate our products and those of our competitors. These factors are as follows: range of tests offered; the immediacy of results; cost effectiveness; ease of use and reliability of results. We believe that we compete effectively on each of these factors except for the range of tests offered. Clinical laboratories are effective at processing both a wide range and high volumes of discrete tests using skilled technicians and complex equipment. While our current offering of reagent discs cannot provide the same broad range of tests, we believe that in our targeted market segments, our products provide a sufficient breadth of test menus to compete successfully with clinical laboratories given the advantages of our products with respect to the other four factors.

Our principal competitors in the human blood-analyzer market are Alfa Wassermann S.P.A., Hemagen Diagnostics, Inc., i-STAT Corporation (which was recently purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.), Novitron International, Inc. and Roche. Our principal competitors in the veterinary blood-analyzer market are Idexx Laboratories, Inc. and Heska Corporation. Most of our competitors have significantly greater financial and other resources than we do. In particular, many of our competitors have large sales forces and well-established distribution channels. Consequently, we are developing our distribution network and expanding our direct sales force in order to compete in these markets.

Manufacturing

We manufacture our Piccolo and VetScan products from our facilities located in Union City, California. The VetScan HMII is manufactured by DIATRON in Austria and is purchased by us as a completed instrument.

Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration. To produce and commercially ship Piccolo products, we must have a license to manufacture medical products in the State of California, where we conduct our principal manufacturing activities, and have approval from the FDA as a medical device manufacturer. The 1976 Medical Device Amendment requires us to manufacture our Piccolo products in accordance with current Good Manufacturing Practices (“cGMP”) guidelines. Current Good Manufacturing Practice requirements are set forth in the 21 CFR820 Quality System Regulation. These requirements regulate the methods used in, and the facilities and controls used for, the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use. In addition, various state regulatory agencies may regulate the manufacture of our products. For example, we have obtained a license from the State of California to manufacture our products. In April 2001, the State of California Food and Drug Branch granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices. In May 2001, the State of California Food and Drug Branch granted licensing for our Union City facility. In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards. In March 2003 the U.S. FDA conducted a facilities inspection and verified our compliance with the 21 CFR 820 Regulation. Although we are not required to comply with all of the government regulations applicable to the human market when manufacturing the VetScan DXS products, we have established all of our manufacturing operations to be compliant with the Quality System Regulation as this ensures product quality and integrity regardless of end use or patient.

In addition to the development of standardized manufacturing processes and quality control programs for the entire manufacturing process, our manufacturing activities are concentrated in the following three primary areas:

•	Point-of-Care Blood Chemistry Analyzer: The analyzer used in the Piccolo and VetScan system employs a variety of components designed or specified by Abaxis, including a variable speed motor, microprocessors, a liquid crystal display, a result card printer, a spectrophotometer and other electronic components. These components are manufactured by several third party vendors that have been qualified and approved by Abaxis and then assembled by contract manufacturers for Abaxis. The components are assembled at the Abaxis facility into the finished product and completely tested to ensure that the finished product meets product specifications. The analyzer uses technologically advanced components, many of which are available only from single source vendors. Currently, the technologically advanced components are purchased from two single source vendors, PerkinElmer, Inc. and Electro-Alliance, Inc., neither of which have a written supply agreement with us and thus both of which are not contractually obligated to continue supplying us with components in the quantities or at the prices that both companies have performed historically.

•	Reagent Disc: The molded plastic discs used in the manufacture of the reagent disc are manufactured to our specifications by an established injection-molding manufacturer. To achieve the precision required for accurate test results, the discs must be molded to very narrow tolerances. To date, we have only qualified two manufacturers, C. Brewer & Co. and Nypro Oregon, Inc. to mold the discs. We have also qualified a second manufacturing site with Nypro Oregon, Inc. We do not have supply agreements with any of these companies and they are under no contractual obligation to continue supplying us with discs either in the quantities or at the prices that such companies have done historically. We are also working with our suppliers to improve yields and increase capacity on the existing production molds. While we have increased the number of disc molding tools to strengthen and better protect our line of supply, an inability by our injection-molding manufacturers to supply sufficient discs would have a material adverse impact on our results of operations.

We assemble the reagent discs by using the molded plastic discs, loading the disc with reagents and then ultrasonically welding together the top and bottom pieces. In fiscal 2002, we completed our development of a semi-automated disc assembly line (“semi-autoline”) to provide anticipated capacity for future demand and to improve production efficiency. This semi-autoline was placed into service during fiscal 2003.

•	Reagent Beads: The reagent discs contain diluent and all the dry reagent chemistry beads necessary to perform blood analyses. We purchase chemicals from third party suppliers and formulate the raw materials, using proprietary processes, into beads at the proper concentration and consistency to facilitate placement in the reagent disc and provide homogeneous dissolution and mixing when contacted by the diluted plasma. We are dependent on the following companies who are our sole source providers of one or more chemicals that we use in the reagent production process: Amano Enzyme USA Co, LTD, Genzyme Corporation, Kikkoman Corporation Biochemical Division, Microgenics Corporation, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffman-La Roche, Ltd., Shinko American Inc., and Sigma Aldrich Inc. We do not have supply agreements with any of these companies and they are under no contractual obligation to continue supplying us in the quantities or at the price such companies have done historically. Although we believe all of the chemicals provided by these companies would be readily available elsewhere and we continue to evaluate vendor sources to protect and improve our lines of supply, the loss of any of these companies as a supplier could materially adversely affect our manufacturing activities and results of operations.

Material Relationships with Suppliers and Other Third Parties

Amersham Biosciences Corp. (formerly Pharmacia Biotech, Inc.)

Under our 1994 agreement with Amersham Biosciences Corp. (formerly Pharmacia Biotech), we licensed our Orbos bead technology to Amersham Biosciences Corp. (formerly Pharmacia Biotech) for use in various medical tests. This agreement was amended in June 1997 to include DNA/RN and Human Leukocyte Antigen testing. We receive royalty payments equal to 5% of net sales, as defined in the agreement, of Amersham’s products that use our technology.

Becton Dickinson

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

Diatron Messtechnik GmbH

Under our agreement with DIATRON, we acquired the exclusive right to distribute DIATRON’s veterinary hematology analyzers in Australia, Canada, Japan, New Zealand and the United States. The agreement has a five year term, but is also subject to certain minimum purchase quantities during the first five years of the contract term.

DVM Resources

We do not have any contractual relationship with DVM Resources, one of our distributors that accounted for 16% of our revenue in fiscal 2004. Consequently, DVM Resources may at any time cease to purchase our products without any penalty.

S.A. Scientific, Inc.

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

Scil Animal Care Gmbh

In September 2001, we entered into a five-year non-exclusive distribution agreement with Scil Animal Care Company GmbH of Germany, under which Scil will distribute our VetScan products in Belgium, Denmark, Finland, Germany, Norway, Sweden and the Netherlands.

Vedco, Inc.

We do not have any contractual relationship with Vedco, Inc., one of our distributors that accounted for 27% of our revenue in fiscal 2004. Consequently, Vedco may at any time cease to purchase our products without any penalty.

Government Regulation

Piccolo System

Food and Drug Administration Clearance

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

Clinical Laboratory Improvements Act Regulations

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

Other Regulations

We are subject to a variety of federal, state, local and international regulations regarding the manufacture and sale of our products. For example, in December 2003, we received certification from the British Standards Institute to the ISO 13485:1996 quality system standard for medical devices. This quality system certification, along with successful completion of product testing to current European standards and the translation of Piccolo product documentation into the required languages, enabled us to meet the compliance requirements of the CE Mark and the current European In Vitro Device Directive. As we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets. We cannot predict what impact, if any, such current or future regulatory changes would have on our business.

VetScan DXS

The government regulations discussed above generally do not apply to our VetScan DXS products in the U.S. Internationally, among the countries where we currently have established distribution arrangements, to our knowledge, Japan is the only market where VetScan DXS products are subject to government approvals. In Japan, the Ministry of Agriculture, Forestry and Fishery regulates veterinary diagnostic devices, and thus the DXS System must be approved by such Ministry prior to being marketed in Japan.

In order to maintain high quality standards for all products, we are using the same manufacturing facilities to manufacture all point-of-care blood chemistry analyzers whether they be for the Piccolo or VetScan system products and therefore is following the same manufacturing processes and procedures where practical.

Intellectual Property

We have pursued the development of a patent portfolio to protect our technology. As of June 14, 2004, 33 patent applications have been filed on behalf of Abaxis with the United States Patent and Trademark Office, of which the following 27 have been issued:

Patent No.	Description	Issue Date	Expiration Date
5,061,381	Apparatus and Method for Separating Cells from Biological Fluids	October 29, 1991	June 4, 2010

5,122,284	Apparatus and Method for Optically Analyzing Biological Fluids	June 16, 1992	April 1, 2011

5,173,193	Centrifugal Rotor Having Flow Partition	December 22, 1992	April 1, 2011

5,186,844	Apparatus and Method for Continuous Centrifugal Blood Cell Separation	February 16, 1993	April 1, 2011

5,242,606	Sample Metering Port for Analytical Rotor Having Overflow Chamber	September 7, 1993	September 7, 2010

5,275,016	Cryogenic Apparatus	January 4, 1994	April 24, 2012

5,304,348	Reagent Container for Analytical Rotor	April 19, 1994	February 11, 2012

5,384,247	Determination of Sodium Ions in Fluids	January 24, 1995	January 24, 2012

5,403,415	Method and Device for Ultrasonic Welding	April 4, 1995	November 17, 2013

5,409,665	Simultaneous Cuvette Filling with Means to Isolate Cuvettes	April 25, 1995	September 1, 2013

5,409,814	Determination of Ions in Fluids	April 25, 1995	April 25, 2012

5,413,732	Reagent Compositions for Analytical Testing	May 9, 1995	May 9, 2012

5,457,053	Reagent Container for Analytical Rotor	October 10, 1995	October 10, 2012

5,472,603	Analytical Rotor with Dye Mixing Chamber	December 5, 1995	December 5, 2012

5,478,750	Methods for Photometric Analysis	December 26, 1995	March 31, 2013

5,501,958	Determination of Potassium Ions in Fluids	March 26, 1996	March 26, 2013

5,518,930	Simultaneous Cuvette Filling with Means to Isolate Cuvettes	May 21, 1996	September 1, 2013

5,590,052	Error Checking in Blood Analyzer	December 31, 1996	April 14, 2014

5,591,643	Simplified Inlet Channels	January 7, 1997	January 7, 2014

5,599,411	Method and Device for Ultrasonic Welding	February 4, 1997	November 17, 2013

5,624,597	Reagent Compositions for Analytical Testing	April 29, 1997	April 29, 2014

5,693,233	Methods of Transporting Fluids Within An Analytical Rotor	December 2, 1997	April 2, 2012

5,776,563	Dried Chemical Compositions	July 7, 1998	July 7, 2015

5,998,031	Dried Chemical Compositions	December 7, 1999	August 19, 2011

6,068,971	Process for Determination of Ions in Fluids by Masking of Interfering Ions	May 30, 2000	May 30, 2017

6,235,531	Modified Siphons for Improved Metering Precision	May 22, 2001	September 1, 2013

6,251,684	Dried Chemical Compositions	June 26, 2001	August 18, 2011

Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain competitive position. Fourteen international applications have been filed on behalf of Abaxis under the Patent Cooperation Treaty (PCT) and we are selectively filing patent applications in countries where we anticipate to market our products. Under the fourteen PCT applications, 72 national foreign applications were filed on behalf of Abaxis in various countries and forty-two of them have been granted. Of these forty-two, one is being opposed by the European Patent Office, and we are in the process of responding to their concerns.

Employees

As of March 31, 2004, we had 171 full-time employees distributed across the following divisions:

•	24 in research and development;

•	87 in manufacturing operations;

•	50 in sales and marketing (including customer support); and

•	10 in general and administrative.

We also use temporary help to assist in carrying out certain operational duties. As of March 31, 2004, we had 6 temporary employees with most of them assisting in manufacturing operations. None of our employees are covered by collective bargaining agreements and management considers its relations with employees to be good.

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

No items were submitted to a vote of security holders during the quarter ended March 31, 2004.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our initial public offering of common stock was completed in January 1992. Since that date, our common stock has been traded on the NASDAQ National Market under the symbol “ABAX”.

The high and low prices for our common stock during each quarter since April 1, 2002 are exhibited in the table below, as represented by the high and low daily trade closing sales prices as reported by the NASDAQ National Market:

High		Low
Year Ended March 31, 2003
Quarter ended June 30	$6.510	$4.360

Quarter ended September 30	$4.520	$3.000

Quarter ended December 31	$4.294	$3.190

Quarter ended March 31	$4.039	$3.290

Year Ended March 31, 2004
Quarter ended June 30	$6.670	$3.660

Quarter ended September 30	$13.900	$6.400

Quarter ended December 31	$21.500	$14.260

Quarter ended March 31	$22.800	$15.560

As of June 7, 2004, there were 19,597,815 shares of our Common Stock issued and outstanding and held by 224 shareholders of record.

Under our debt agreements, we are restricted from paying aggregate cash dividends on our stock in excess of 50% of our net income on an annual basis. We have never paid dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Stock Purchase Rights – On April 22, 2003, the Board of Directors of the Company approved the adoption of a Shareholder Rights Plan. Under the terms of the plan, shareholders of record on May 8, 2003, received one preferred stock purchase right for each outstanding share of Common Stock held. Each right entitled the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series RP Preferred Stock, $0.001 par value, at a price of $24.00 per share and becomes exercisable when a person or group acquires 15% or more of the Company’s Common Stock without prior approval by the Board of Directors.

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

The following table provides aggregate information through March 31, 2004 regarding (i) grants under both of our equity incentive plans and (ii) outstanding warrants to purchase our common stock.

EQUITY COMPENSATION INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our
shareholders:
1998 Stock Option Plan	2,578,224	$4.91	610,932
1992 Outside Directors' Stock Option Plan	86,000	$4.23	—

Equity securities not approved by our
shareholders:
Warrants to purchase our common stock (1)	567,135	$6.78	—

Total:	3,231,359	$5.22	610,932

(1)     Consists of warrants that have a five year term in which they may be exercised. All warrants were issued to service providers, except for warrants to purchase an aggregate of 88,750 and 115,000 shares of our common stock at a per share exercise price of $7.00 issued to purchasers of our Series D and Series E convertible preferred stock, respectively.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	Years Ended March 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Product sales, net	$46,599,000	$34,532,000	$30,418,000	$29,536,000	$23,236,000
Development and licensing revenue	275,000	248,000	213,000	237,000	140,000

Total revenues	46,874,000	34,780,000	30,631,000	29,773,000	23,376,000

Costs and operating expenses:
Cost of product sales	22,966,000	17,755,000	15,966,000	16,560,000	12,695,000
Selling, general and administrative	14,431,000	11,564,000	9,333,000	9,641,000	7,765,000
Research and development	4,757,000	3,888,000	3,834,000	3,458,000	3,534,000

Total costs and operating expenses	42,154,000	33,207,000	29,133,000	29,659,000	23,994,000

Income (loss) from operations	4,720,000	1,573,000	1,498,000	114,000	(618,000)
Interest and other income	173,000	217,000	91,000	140,000	187,000
Interest and other expense	(68,000)	(149,000)	(269,000)	(45,000)	(170,000)

Net income (loss) before income taxes	4,825,000	1,641,000	1,320,000	209,000	(601,000)
Income tax provision (benefit)	(19,208,000)	5,000	16,000	21,000	(24,000)

Net income (loss)	24,033,000	1,636,000	1,304,000	188,000	(577,000)

Preferred dividends and accretion (a)	(419,000)	(1,235,000)	(1,033,000)	(1,648,000)	(151,000)

Net income (loss) attributable to common shareholders	$23,614,000	$401,000	$271,000	$(1,460,000)	$(728,000)

Basic net income (loss) per share	$1.30	$0.02	$0.02	$(0.09)	$(0.05)

Diluted net income (loss) per share	$1.16	$0.02	$0.02	$(0.09)	$(0.05)

Shares used in computing basic per share amounts	18,128,181	16,634,447	16,264,153	15,994,438	14,295,748

Shares used in computing diluted per share amounts	20,387,167	17,014,313	16,811,326	15,994,438	14,295,748

(a)

For fiscal 2004, includes preferred dividends of $419,000. For fiscal 2003, includes preferred dividends of $865,000 and a non-cash preferred dividend charge of $370,000 related to the beneficial conversion feature contained in our Series E Preferred Stock issued in April 2002. For fiscal 2002, includes preferred dividends of $446,000 and a non-cash preferred dividend charge of $587,000 related to the beneficial conversion feature contained in our Series E Preferred Stock issued in March 2002. For fiscal 2001, includes preferred dividends of $230,000 and a non-cash preferred dividend charge of $1,418,000 related to the beneficial conversion feature contained in our Series D Preferred Stock issued in October 2000. For fiscal 2000, includes preferred dividends of $151,000.

	March 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash, cash equivalents, and short-term investments	$17,322,000	$10,430,000	$4,098,000	$2,012,000	$2,049,000
Working capital	25,865,000	17,855,000	13,282,000	7,811,000	4,019,000
Total assets	61,898,000	32,368,000	29,680,000	26,001,000	14,098,000
Long-term obligations, excluding current portion	938,000	1,218,000	1,747,000	2,191,000	878,000
Convertible preferred stock	--	3,176,000	2,561,000	--	--
Total shareholders' equity	54,572,000	22,268,000	18,152,000	15,495,000	7,237,000

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Abaxis, Inc. (“us” or “we”), incorporated in California in 1989, develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurements. Our primary product is a system consisting of a compact 6.9 kilogram (15 pounds) analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 13 tests on veterinary patients and 14 tests on human patients.

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

Results of Operations

Total Revenues

	Years Ended March 31,			Percentage Change
	2004	2003	2002	2003 to 2004	2002 to 2003
Product sales, net	$46,599,000	$34,532,000	$30,418,000	35%	14%
Percentage of total revenues	99%	99%	99%

Development and licensing revenue	275,000	248,000	213,000	11%	16%
Percentage of total revenues	1%	1%	1%

Total revenues	$46,874,000	$34,780,000	$30,631,000	35%	14%

Total revenues increased 35% from $34,780,000 in fiscal 2003 to $46,874,000 in fiscal 2004. The growth in revenue was primarily due to an increase in total instrument sales of 51% or $5,459,000 from fiscal 2003 to fiscal 2004 and an increase of reagent discs and kits of 29% or $6,251,000 from fiscal 2003 to fiscal 2004. Revenues from the medical market increased by $4,082,000 from $3,037,000 in fiscal 2003 to $7,119,000 in fiscal 2004. Revenues from the veterinary market increased by $7,562,000 from $30,313,000 in fiscal 2003 to $37,875,000 in fiscal 2004. Other sales of $2,261,000 in fiscal 2004 primarily consisted of $1,061,000 related to sales of our Orbos technology. Although we sold a limited number of redesigned canine heartworm tests manufactured by S.A. Scientific in fiscal 2004, we have subsequently terminated our relationship with S.A. Scientifc.

Total revenues increased 14% from $30,631,000 in fiscal 2002 to $34,780,000 in fiscal 2003. The growth in revenue was primarily due to an increase in total instrument sales of 8% or $840,000 from fiscal 2002 to fiscal 2003 and an increase of total reagent discs and kits of 20% or $3,687,000 from fiscal 2002 to fiscal 2003. Revenues from the medical market increased by $1,451,000 from $1,586,000 in fiscal 2002 to $3,037,000 in fiscal 2003. Revenues from the veterinary market increased by $3,001,000 from $27,312,000 in fiscal 2002 to $30,313,000 in fiscal 2003. Other sales decreased $413,000 from $2,317,000 in fiscal 2002 to $1,904,000 in fiscal 2003. Other sales included a decrease of $618,000 in Orbos sales and an increase of $16,000 in sales from the VetScan Canine Heartworm Test, which we ceased selling in December 2002 as a result of an out-of-court settlement.

The increase in revenues from fiscal 2003 to fiscal 2004 is attributable to increased worldwide demand in both the medical and veterinary markets and driven by increased unit sales of our reagent discs and kits due to a higher consumption rate of users and to the expanded installed base of our Piccolo and VetScan systems. In September 2003, we completed and released the developments of the Renal Function, Hepatic Function and Comprehensive Metabolic Panels, which are key Piccolo medical panels which, together with existing panels, completes the full array of the Center for Medicare and Medicaid Services reimbursement panels. In February 2004, we received Food and Drug Administration (FDA) market clearance for our magnesium assay for use in the Piccolo blood chemistry analyzers. In fiscal 2004, 2003 and 2002, sales in the United States represented 85%, 84% and 86%, respectively, of our total revenues. In spite of the increase of total revenues in absolute dollars from prior periods, our growth rate has remained consistent in both the United States and international markets during fiscal 2004, 2003 and 2002.

Development and licensing revenue consists of royalty payments from Amersham Biosciences (formerly Pharmacia Biotech) equal to 5% of net sales, as defined in our agreement, of Amersham’s products that use our technology. Our development and licensing revenue during fiscal 2004, 2003 and 2002 are based on our customers’ use of the Orbos technology. The usage by our customer is unpredictable.

Revenues by Geographical Location

	Year Ended March 31,			Percentage Change
	2004	2003	2002	2003 to 2004	2002 to 2003
United States	$40,000,000	$29,029,000	$26,463,000	38%	10%
Europe	5,005,000	3,866,000	2,780,000	29%	39%
Asia and Latin America	1,869,000	1,885,000	1,388,000	(1)%	36%

Total revenues	$46,874,000	$34,780,000	$30,631,000	35%	14%

Total revenues in the United States increased by 38% or $10,971,000 from fiscal 2003 to fiscal 2004 and by 10% or $2,566,000 from fiscal 2002 to fiscal 2003. The increase in the United States in fiscal 2004 was primarily due to increases of instrument sales of $5,114,000 (including an increase in U.S. military sales of $1,123,000) and reagent discs of $5,477,000 (including an increase in U.S. military sales of $637,000).

Total revenues in the United States increased by 10% or $2,566,000 from fiscal 2002 to fiscal 2003. In fiscal 2003, total United States instrument sales decreased by $29,000 offset by an increase in instrument sales to the U.S. military of $219,000. In fiscal 2003, reagent disc sales in the United States increased by $3,010,000 (including an increase in U.S. military sales of $271,000).

In the United States, two distributors, Vedco Inc. and DVM Resources accounted for 27% and 16%, respectively, of total revenues for fiscal 2004, 36% and 11%, respectively, of total revenues for fiscal 2003, and 41% and 8%, respectively, of total revenues for fiscal 2002. In April 2004, we signed a distributor agreement with the Veterinary Division of Henry Schein, Inc., a distributor of animal healthcare products and services to veterinary practitioners to sell and distribute the VetScan DXS, along with the associated reagent discs and kits.

Total revenues in Europe increased by 29% or $1,139,000 from fiscal 2003 to fiscal 2004 and by 39% or $1,086,000 from fiscal 2002 to fiscal 2003. The increase in Europe in fiscal 2004 was primarily due to increases of instrument sales of $479,000 and reagent disc sales of $666,000. The increase in Europe in fiscal 2003 was primarily due to increases of instrument sales of $289,000 and reagent disc sales of $770,000.

Total revenues in Asia and Latin America decreased by 1% or $16,000 from fiscal 2003 to fiscal 2004 and increased by 36% or $497,000 from fiscal 2002 to fiscal 2003. The slight decrease in Asia and Latin America in fiscal 2004 was primarily due to a decrease in instrument sales of $134,000 offset by an increase in reagent disc sales of $108,000. The increase in Asia and Latin America in fiscal 2003 was primarily due to increases of instrument sales of $580,000 offset by a decrease of reagent disc sales of $93,000.

Our goal for fiscal 2005 is to continue the increase in instrument sales by allocating resources to product selling and marketing. We intend to introduce marketing programs emphasizing instrument sales. We also plan to increase our sales force and offer incentive programs to retain highly skilled sales professionals. The increase of 29% or $6,251,000 in reagent disc sales during our fiscal 2004 compared to fiscal 2003 is consistent with our belief that there will be recurring reagent disc revenue as our product lines mature. This growth is mostly attributable to the expanded installed base of Piccolo and VetScan systems and higher consumption rates of users.

Cost of Product Sales

	Years Ended March 31,			Percentage Change
	2004	2003	2002	2003 to 2004	2002 to 2003
Cost of product sales	$22,966,000	$17,755,000	$15,966,000	29%	11%
Percentage of total revenues	49%	51%	52%

Cost of product sales includes the costs associated with manufacturing, assembly, package, warranty repairs, test and quality assurance for our instrument analyzers and reagent discs and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support. The decrease in cost of product sales as a percent of revenue from fiscal 2002 to fiscal 2003 and from fiscal 2003 to fiscal 2004 were attributable to continued increases in sales volume of reagent discs and lower unit costs resulting from improved manufacturing processes and absorption of fixed costs of our current facilities. The increase in cost of product sales in absolute dollars from fiscal 2002 to fiscal 2003 and from fiscal 2003 to fiscal 2004 were primarily attributable to an increase in instrument sales of 51% or $5,459,000 from fiscal 2003 to fiscal 2004 and 8% or $840,000 from fiscal 2002 to fiscal 2003 and an increase of reagent discs of 29% or $6,251,000 from fiscal 2003 to fiscal 2004 and 20% or $3,687,000 from fiscal 2002 to fiscal 2003.

Selling, General and Administrative Expense

	Years Ended March 31,			Percentage Change
	2004	2003	2002	2003 to 2004	2002 to 2003
Selling, general and administrative	$14,431,000	$11,564,000	$9,333,000	25%	24%
Percentage of total revenues	31%	33%	30%

Selling, general and administrative expenses consist primarily of salaries and benefits, commissions and related expenses for personnel engaged in marketing, advertising, costs associated with promotional and other marketing expenses, customer service and technical service, general corporate functions, including accounting, human resources and legal. Selling, general and administrative expenses increased 25% or $2,867,000 in fiscal 2004 from fiscal 2003 primarily due to increased expenses of $841,000 devoted to sales and marketing resources in the medical market and $1,410,000 devoted to sales and marketing resources in the veterinary market. Selling, general and administrative expenses increased 24% or $2,231,000 in fiscal 2003 from fiscal 2002 primarily due to increased expenses of $1,024,000 devoted to sales and marketing resources in the medical market and $890,000 of costs related to legal action filed by Idexx, which resulted in an out-of-court settlement in December 2002.

Selling, general and administrative activities accounted for 31%, 33% and 30% of total revenues during fiscal 2004, 2003 and 2002. We anticipate the dollar amount of selling, general and administrative expenses to increase in fiscal 2005 from fiscal 2004 but remain consistent as a percentage of total revenues due to our plan to increase our sales force and offer incentive programs to retain highly skilled sales professionals. In addition, we expect an increase in expenses due to accounting services relating to Sarbanes-Oxley compliance and an increase in premiums for our general business insurance.

Research and Development

	Years Ended March 31,			Percentage Change
	2004	2003	2002	2003 to 2004	2002 to 2003
Research and development	$4,757,000	$3,888,000	$3,834,000	22%	1%
Percentage of total revenues	10%	11%	13%

Research and development expenses consist of salaries and benefits, related expenses associated with the development of clinical trials of new test methods and the enhancement of existing products. Research and development expenses increased by 22% or $869,000 in fiscal 2004 from fiscal 2003 primarily due to product development in the medical market. Research and development expenses increased by 1% or $54,000 in fiscal 2003 from fiscal 2002 primarily related to the completion of clinical trials and Food and Drug Administration (FDA) clearance on our Lipid Panel for use in the Piccolo diagnostic system and completion of the VetScan Comprehensive Diagnostic Profile rotor for use in the veterinary market.

Research and development activities accounted for 10%, 11% and 13% of total revenues during fiscal 2004, 2003 and 2002. We anticipate the dollar amount of research and development expenses to increase in fiscal 2005 from fiscal 2004 but remain consistent as a percentage of total revenues, as we complete new products for both the human medical and veterinary markets. There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful.

Interest and Other, Net

The following table sets forth our interest and other income, net for fiscal 2004, 2003 and 2002:

	Years Ended March 31,			Percentage Change
	2004	2003	2002	2003 to 2004	2002 to 2003
Interest income	$ 173,000	$ 217,000	$ 91,000	(20)%	138%
Interest expense and other income (expense), net	(68,000)	(149,000)	(269,000)	(54)%	(45)%

	$ 105,000	$ 68,000	$(178,000)	54%	138%

Interest Income

Interest income was $173,000, $217,000 and $91,000 for fiscal 2004, 2003 and 2002, respectively. Interest and other income primarily consisted of interest earned on cash and cash equivalents. The decrease of 20% or $44,000, in fiscal 2004 from fiscal 2003, was primarily due to lower interest rates obtained on our cash, cash equivalents and short-term investments. The increase of $126,000 in fiscal 2003 from fiscal 2002 was primarily due to higher average invested balances.

Interest Expense and Other Income (Expense), Net

Interest and other expense for fiscal 2004, included a total of $43,000 of interest on our capital equipment loan and capital leases and $10,000 on our co-promotion agreement with Abbott Laboratories. In fiscal 2004, we recorded a net loss of $12,000 on foreign currency transactions. Interest and other expense for fiscal 2003, included a total of $107,000 of interest on our capital equipment loan and line of credit, $26,000 on our capital leases and $10,000 on our co-promotion agreement with Abbott Laboratories. Interest and other expense for fiscal 2002, included $210,000 on equipment and working capital loans and $87,000 on our building and capital leases, net of capitalized interest of $74,000 on the purchase and installation of our semi-automated disc production line. Also included in interest and other expense in fiscal 2002, was a cancellation fee of $32,000 related to the termination of our previous equipment and working capital loans when we signed our new agreements with Comerica Bank-California in March 2002. We incurred other expense of $6,000 for currency losses during fiscal 2002. These decreases in interest expense were primarily attributable to reduced balances on our equipment loan, capital leases and other outstanding debt.

Income Tax Provision (Benefit)

Income tax benefit totaled $19,208,000 in fiscal 2004, which included a one-time income tax benefit of $19,450,000 related to existing deferred tax assets (principally net operating loss carryforwards) because we concluded that it is more likely than not that these assets will be realized. Prior to the fourth quarter of fiscal 2004, these deferred tax assets had been fully reserved. The $19,450,000 income tax benefit is partially offset by a current tax provision of $242,000 related to taxes for various state tax jurisdictions and federal alternative minimum tax for fiscal 2004. For fiscal 2003 and 2002, income tax expense totaled $5,000 and $16,000, respectively, which primarily related to taxes for various state tax jurisdictions. We expect our effective tax rate will be approximately 39% for federal and various state tax jurisdictions in the near term.

Preferred Dividends and Accretion

In fiscal 2004, preferred dividends totaled $419,000. In fiscal 2003, we recorded preferred dividends and accretion related to the beneficial conversion feature of our preferred stock of $865,000 and $370,000, respectively, compared to $446,000 and $587,000, respectively, in fiscal 2002. In October 2003, under the terms of our respective Certificate of Determination with respect to both the Series D Preferred Stock and Series E Preferred Stock, the Series D Preferred and the Series E Preferred automatically converted into shares of common stock after twenty consecutive trading days where the per share closing price of our common stock as reported on the Nasdaq National Market exceeded $14.00 and $12.00, respectively. Consequently, we have eliminated our obligation to pay an ongoing annual dividend to the holders of the Series D Preferred and Series E Preferred.

Liquidity and Capital Resources

As of March 31, 2004, we had $17,322,000 in cash, cash equivalents and short-term investments as compared to $10,430,000 at March 31, 2003.

Cash provided (used) in fiscal 2004, 2003 and 2002 was as follows:

	Year Ended March 31,
	2004	2003	2002
Cash provided by operating activities	$ 7,198,000	$ 3,525,000	$ 3,102,000
Cash (used in) investing activities	(10,029,000)	(1,157,000)	(873,000)
Cash provided by (used in) financing activities	1,725,000	3,964,000	(143,000)

Net increase (decrease) in cash and cash equivalents	$(1,106,000)	$ 6,332,000	$ 2,086,000

Operating Activities — Net cash provided by operating activities in fiscal 2004 was $7,198,000. This was primarily the result of net income of $24,033,000 offset by the effects of non-cash expenses including depreciation and amortization of $1,708,000, common stock issued for employee benefits plan of $73,000, stock based compensation of $24,000, stock option income tax benefits of $1,902,000 and an increase in net deferred tax assets of $21,233,000. Additional cash was generated from a decrease of $355,000 in prepaid expenses, deposits and other assets, increases of $637,000 in accounts payable, $1,042,000 in accrued payroll and related expenses, $88,000 in deferred rent and $42,000 in deferred revenue. Uses of cash from operating activities included increases totaling $1,437,000 in trade receivables and in inventories and a decrease of long-term commission obligation of $36,000.

Net income in fiscal 2004 included a one-time income tax benefit of $19,450,000 related to existing deferred tax assets (principally net operating loss carryforwards) because we concluded that it is more likely than not that these assets will be realized. Prior to the fourth quarter of fiscal 2004, the net deferred tax assets had been fully reserved. The increase in trade receivable of $720,000 is primarily due to sales made in the last month of the quarter. The increase in inventory of $717,000, which mainly consists of finished reagent discs, is primarily due to higher sales forecast.

Net cash provided by operating activities in fiscal 2003 was $3,525,000. This was primarily the result of net income of $1,636,000 offset by the effects of non-cash expenses including depreciation and amortization of $1,634,000, common stock issued for employee benefits plan of $197,000 and stock based compensation of $16,000. Additional cash was generated from a decrease inventories of $600,000 and increases totaling $664,000 in accounts payable, accrued payroll and related expenses and deferred rent. The decrease in inventory was due to lower inventory levels as of March 31, 2003 resulting from better inventory management. The increase in accrued payroll and related expenses is primarily due to an increase in our headcount during fiscal 2003. Uses of cash from operating activities included increases totaling $869,000 in trade receivables, prepaid expenses, deposits and other assets and decreases totaling $314,000 in warranty reserve, other accrued liabilities, deferred revenue and long-term commission obligation.

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

Investing Activities — Net cash used in investing activities for fiscal 2004 was $10,029,000, and was primarily related to purchases of short-term investments of $7,998,000 and $1,281,000 of property and equipment and $750,000 of intellectual property relating to patents. Net cash used in investing activities for fiscal 2003 was $1,157,000, and was primarily related to $1,168,000 of purchases in property and equipment.

Our short-term investments consist of various certificate of deposits with maturities greater than three months at the balance sheet date and less than twelve months. Our short-term investment objective is to maximize yields without significantly increased risk.

We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.

Financing Activities – Net cash provided by financing activities of $1,725,000 included $2,716,000 of proceeds from the exercise of stock options and warrants, partially offset by repayments of $991,000 on our equipment loan finance and capital leases. During fiscal 2004, we paid off the outstanding balance of our equipment financing loan of $933,000.

Net cash provided by financing activities of $3,964,000 included $6,812,000 of net proceeds from the issuance of Series E preferred stock, net borrowings of $1,000,000 from our line of credit, offset by cash dividends of $457,000 and repayments on our line of credit, equipment financing loan and capital leases totaling $3,571,000.

Preferred Stock – In October 2003, under the terms of our respective Certificate of Determination with respect to both the Series D Preferred Stock (the “Series D Preferred”) and Series E Preferred Stock (the “Series E Preferred”), the Series D Preferred and the Series E Preferred automatically converted into shares of common stock after twenty consecutive trading days where the per share closing price of our common stock as reported on the Nasdaq National Market exceeded $14.00 and $12.00, respectively. Elective conversions, coupled with the automatic conversion of all remaining outstanding Series E Preferred Stock, resulted in the conversion of 5,570 shares of Series E Preferred Stock into 856,907 shares of common stock during fiscal 2004. Elective conversions, coupled with the automatic conversion of all remaining outstanding Series D Preferred Stock, resulted in the conversion of 6,508 shares of Series D Preferred Stock into 929,699 shares of common stock during fiscal 2004. Consequently, we have eliminated our obligation to pay an ongoing annual dividend that the holders of the Series D Preferred and Series E Preferred would have otherwise received in either cash or shares of our common stock.

Line of Credit and Long-Term Debt – In September 2003, we terminated our existing line of credit with Comerica Bank-California and entered into a new line of credit with Comerica Bank-California, which provides for borrowings of up to $2,000,000, bears interest at the bank’s prime rate minus 0.25%, which totaled 3.75% at March 31, 2004, and is payable monthly. Of the $2,000,000 available, $820,000 was committed to secure a letter of credit for our facilities lease. The letter of credit will be reduced to $410,000 if we meet certain requirements as outlined in the terms of our facilities lease agreement, which among other stipulations, includes a minimum cumulative net income requirement of $2,000,000 for four consecutive quarters. The new line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. At March 31, 2004, there was no amount outstanding under our line of credit. The weighted average interest rate on the line of credit during 2004 and 2003 was 3.92% and 4.55%, respectively. In September 2003, our foreign line of credit expired.

We also had an equipment financing loan, which bore interest at the prime rate plus 1%, which totaled 5.00% at March 31, 2004, and is payable in monthly installments of $42,000 in principal and interest. In March 2004, we paid off the remaining outstanding balance of our equipment financing loan. Total repayments in fiscal 2004 were $933,000. At March 31, 2004, there was no amount outstanding under our equipment financing loan. At March 31, 2003, the outstanding balance on our equipment financing loan totaled $933,000. The weighted average interest rate on equipment financing loans during fiscal 2004 and 2003 was 5.00% and 5.55%, respectively.

The line of credit agreement contain certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000. We are also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2003 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2004. In addition, we are required to have a quick ratio, as defined, of not less than 1.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000. At March 31, 2004, we were in compliance with these covenants.

Borrowings under the line of credit are collateralized by our net book value of assets of $54.6 million at March 31, 2004 including our intellectual property.

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

Revenue Recognition

Revenues from product sales, net of estimated sales allowances and rebates, are recognized upon shipment when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is reasonably assured. Rights of return are not provided and provisions are made at the time the related revenue is recognized for the estimated future costs to be incurred under initial standard warranty obligations of one year. Revenues received for, or allocated to extended warranty arrangements are recognized ratably over the related warranty period. Instrument revenues under cross-distribution agreements (where we and another party purchase each other’s products for resale) are recognized upon sale of the products to the end user. Development and licensing revenue is recognized in accordance with the related contract terms.

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

Income Taxes

As of March 31, 2004, we had net deferred tax assets of $21,233,000 primarily resulting from net operating loss carryforwards (“NOLs”), which consist of $48,468,000 of Federal NOLs that expire at various times through 2023, and $6,631,000 of state NOLs that expire at various times through 2007. At March 31, 2004, the Company eliminated the valuation allowance previously maintained against deferred tax assets to the extent that it is more likely than not that it will generate sufficient taxable income in the future to realize the deferred tax assets. We will continue to evaluate our deferred tax assets in the future to determine whether a deferred tax asset valuation allowance is required at some future point.

Contractual Obligations

As of March 31, 2004, we have the following outstanding contractual obligations:

In September 1999, we entered into a co-promotion agreement with Abbott Laboratories. The agreement was for an initial term of two years. As of September 30, 2000, the co-promotion agreement with Abbott Laboratories was terminated in accordance with its terms. While this agreement was in effect, we incurred commission obligations to Abbott Laboratories totaling $103,000 at March 31, 2004, payable over a four-year period. The present value of such obligations were recorded concurrent with the respective sales using a discount rate of 9.75%.

At March 31, 2004, there was no outstanding balance on our line of credit, which is payable upon demand.

At March 31, 2004, there was no outstanding balance on our equipment financing loan. In March 2004, we paid off the remaining outstanding balance of our equipment financing loan. Total repayments on our equipment financing loan during fiscal 2004 was $933,000.

The future minimum payments under our capital and operating leases at March 31, 2004 are as follows:

	Capital	Operating
	Leases	Leases

Fiscal Year Ending March 31,
2005	$ 24,000	$ 953,000
2006	17,000	975,000
2007	—	1,008,000
2008	—	1,048,000
2009	—	1,090,000
Thereafter	—	2,009,000

Total minimum lease payments	41,000	$ 7,083,000
Less amounts representing interest (9.9% to 26.7%)	3,000

Present value of minimum lease payments	38,000
Less amounts due within one year	22,000

Long-term portion	$ 16,000

In connection with our facility lease agreement, we have established a letter of credit for $820,000, which is secured by our line of credit. The letter of credit will be reduced to $410,000 if we meet certain requirements as outlined in the terms of our facilities lease agreement, which among other stipulations, includes a minimum cumulative net income requirement of $2,000,000 for four consecutive quarters.

Purchase Commitments

In November 2003, we entered into an OEM agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase DIATRON hematology instruments. Under the terms of the agreement, we are commited to purchase a minimum number of hematology units from DIATRON once their product was qualified for sale. Qualification occurred in May 2004 and accordingly, we have minimum purchase commitments. The outstanding commitment for fiscal 2005 through 2009 was $2,376,000, $2,592,000, $2,592,000, $2,592,000 and $2,592,000, respectively.

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

Contingencies

We are from time to time involved in various litigation matters in the normal course of business. We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

New Accounting Pronouncements — In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 on January 1, 2003. We did not change to using the fair value based method of accounting for stock-based employee compensation as permitted by the voluntary transition provisions of SFAS 148; and therefore, adoption of SFAS No. 148 did not have an impact on our financial position, results of operations or cash flows in the financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have an impact on our financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on our financial position, results of operations or cash flows.

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

We Have Not Been Consistently Profitable; We Must Increase Sales Of Our Piccolo And Vetscan DXS Products To Maintain Consistent Profitability

        We recognized a net loss attributable to common shareholders in four of the last twelve fiscal quarters ended March 31, 2004. There can be no assurance that we will experience profitability in the future. As of March 31, 2004, we have incurred cumulative net losses of $38 million. Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our VetScan DXS and Piccolo products. Increasing our sales volume of our products will depend upon our ability to:

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

We Are Not Able To Predict Sales In Future Quarters And A Number Of Factors Affect Our Periodic Results

        We are not able to accurately predict our sales in future quarters. In any quarter, we derive almost half of our revenues from two distributors who resell our products to the ultimate user. While we are better able to predict sales of our reagent discs, as we sell these discs primarily for use with blood chemistry analyzers that we sold in prior periods, we generally are unable to predict with much certainty sales of our analyzers, as we typically sell our analyzers to new users. Accordingly, our sales in any one quarter are not indicative of our sales in any future period. In addition, we generally operate with limited order backlog, because we ship our products shortly after we receive the orders from our customers. As a result, our product sales in any quarter are generally dependent on orders that we receive and ship in that quarter. We base our expense levels, which are to a large extent fixed, in part on our expectations as to future revenues. We may be unable to reduce our spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would immediately materially and adversely impact our operating results and financial condition. In addition, we have historically experienced a decrease in our sales, especially in Europe, in our second and third quarters, ending in September and December of each year, which we believe is due to seasonal patterns in the decision making processes to acquire our products. Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful.

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

We Could Fail to Achieve Anticipated Revenue If The Market Does Not Accept Our Products

        Our core compact blood chemistry analyzer product differs substantially from current blood chemistry analyzers on the market. Our primary competition is from centralized laboratories that offer a greater number of tests than our products, but do so at greater cost and requiring more time. We also compete with other point-of-care analyzers that cost more, require more maintenance and offer a narrower range of tests. However, these point-of-care analyzers are generally marketed by larger companies which have greater resources for sales and marketing, in addition to a recognized brand name and established distribution relationships.

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

We are Dependent Upon Our Profitability, and If We Cannot Remain Profitable We May Need Additional Funding In The Future And These Funds May Not Be Available To Us

              We believe that our existing capital resources, available line of credit and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through March 31, 2005, although no assurances can be given. Our bank financing documents contain a number of covenants concerning financial tests that we must meet that are more fully detailed in the agreements that we have filed with the SEC as exhibits to our periodic reports. We may need additional funds if we are unable to meet requirements for continuing access to bank financing or if we do not achieve anticipated revenues from the sale of our Piccolo and VetScan products.

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

We Rely On Patents And Other Proprietary Information, The Loss Of Any Of Which Would Negatively Affect Our Business

        As of June 2004, 33 patent applications have been filed on behalf of Abaxis with the United States Patent and Trademark Office, of which 27 have been issued. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the U.S. Patent and Trademark Office, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

We Continue to Develop Our Marketing And Distribution Experience In the Human Diagnostic Market

        Although we have gained experience marketing our VetScan System products for the past eight years in the veterinary diagnostic market, we have much less experience in marketing the Piccolo System in the human diagnostic market. Accordingly, we have limited sales, marketing and distribution experience, especially in the human diagnostic market. We cannot assure you that:

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

We May Inadvertently Produce Defective Products, Which May Subject Us to Significant Warranty Liabilities or Product Liability Claims And We May Have Insufficient Product Liability Insurance

        Our business exposes us to potential warranty and product liability risks which are inherent in the testing, manufacturing and marketing of human and veterinary medical products. We strive to apply sophisticated methods to raw materials and produce defect-free medical test equipment. Although we have established procedures for quality control on both the raw materials that we receive from suppliers and our manufactured final products, these procedures may prove inadequate to detect a defect that either occurs in limited quantities or that we have not anticipated. We believe that our Piccolo and VetScan systems detect the vast majority of errors that occur on our reagent discs and automatically reject such tests, prompting the medical provider to retest the patient. However, our Piccolo and VetScan systems may be unable to detect errors which could result in the misdiagnosis of human or veterinary patients.

        Should we inadvertently ship defective products, we may be subject to substantial claims under our warranty policy or product liability law. In addition, our policy is to credit medical providers for any defective product that we produce, including those reagent discs that are rejected by our Piccolo and VetScan systems. Therefore, even if a mass defect within a lot or lots of reagent discs were detected by our Piccolo and VetScan systems, our need to replace such reagent discs free of charge would materially harm our financial condition. Further, in the event that a product defect is not detected by our Piccolo system, our relatively recent expansion into the human medical market greatly increases the risk that the amount of damages involved with just one product defect would be material to our operations. We currently maintain limited product liability insurance that we believe is adequate for our needs, taking into account the risks involved and cost of coverage. However, our product liability insurance and cash may be insufficient to cover potential liabilities. In addition, in the future the coverage that we require may be unavailable on commercially reasonable terms, if at all. Even with our current insurance coverage, a mass product defect, product liability claim or recall would materially adversely affect our business or our financial condition.

Many of Our Sales Force Have Been Employed by Us for Less Than One Year And We Must Effectively Train And Integrate Our Sales Team In Order To Achieve Our Anticipated Revenue

        We have thirty-three full-time sales personnel involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time. While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals. If we are to increase our sales, we will need to train new salespeople and supervise them closely. We also will continue hiring additional sales personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to market our products.

We Need to Successfully Manufacture and Market Additional, Recently Approved Reagent Discs For The Human Diagnostic Market If We Are To Compete In That Market

        We have developed a blood analysis system that consists of a portable blood analyzer and single-use reagent discs. Each reagent disc performs a series of standard blood tests. We believe that it is necessary to develop additional series of reagent discs with various tests for use with the Piccolo and VetScan DXS. Historically, we primarily developed reagent discs suitable for the veterinary diagnostic market. We recently received approval from the U.S. Food and Drug Administration to begin selling additional tests, namely magnesium assay, HDL and triglycerides, for the more lucrative human diagnostic market. These tests are included in standard tests for which the medical community receives reimbursements from third party payors such as HMOs and Medicare. We may not be able to successfully manufacture or market these newly developed reagent discs. Our failure to meet these challenges will materially adversely affect our operating results and financial condition.

We Rely On Distributors To Sell Our Products; We Rely On Sole Distributor Arrangements In A Number Of Countries

        We distribute our products primarily through distributors. As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We have a number of distributors in the

United States who distribute our VetScan products. Two distributors, Vedco Inc. and DVM Resources accounted for 27% and 16%, respectively, of total revenues for fiscal 2004, 36% and 11%, respectively, of total revenues for fiscal 2003 and 41% and 8%, respectively, of total revenues for fiscal 2002. We believe that our future growth depends on the efforts of these distributors. If one of our distributors, particularly Vedco, Inc., were to stop selling our products we may not be able to replace such lost revenue. We operate on a purchase order basis with Vedco, Inc. and DVM Resources and each of these distributors is under no contractual obligation to continue carrying our products. Further, many of our distributors may carry our competitors’ products, and may promote our competitors’ products over our own products. Finally, we do not have at this time distribution partners in the United States who distribute our products for the human diagnostic market. Internationally, we have one distributor in Japan for our products in both the human and veterinary diagnostic markets.

              We currently have distribution agreements for our VetScan products in Argentina, Australia, Austria, Bahrain, Belgium, France, Germany, Greece, Israel, Italy, Japan, Korea, Kuwait, Mexico, New Zealand, Nigeria, Norway, Poland, Portugal, South Africa, Spain, Switzerland, United Arab Emirates, the United Kingdom and Venezuela. Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our products. These distributors may not be successful in obtaining proper approvals for our products in their respective countries, and they may not be successful in marketing our products. We plan to enter into additional distribution agreements to expand our international distribution base and solidify our international presence. However, we may not be successful in entering into additional distributor agreements. Our distributors may terminate their relationship with us at any time. Historically, we have experienced a high degree of turnover among our international distributors. This high degree of turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo System and VetScan products internationally.

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

        • Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the dry reagent chemistry beads that are either inserted in our reagent discs or sold as a stand-alone product: Amano Enzyme USA Co., Ltd., Genzyme Corporation, Kikkoman Corporation Biochemical Division, Microgenics Corporation, Roche Molecular Biochemicals of Roche Diagnostics Corporatioin, a division of F. Hoffmann-La Roche, Ltd., Shinko American Inc., and Sigma Aldrich Inc.

        • Blood Analyzer Components: Our analyzer products use several technologically advanced components that we currently purchase from two single source vendors, PerkinElmer, Inc. and Electro Alliance, Inc. Our analyzers use a printer that is only made by Seiko North America Corporation. The loss of the supply of any of these components could force us to redesign our analyzers.

        • Hematology Instrument and Reagents: We purchase the HMII instruments from DIATRON of Austria. To date, we have qualified these two suppliers to produce the reagents for the hematology instruments: Mallinckrodt Baker BV and Clinical Diagnostic Solutions, Inc.

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

We Compete With Larger, Better Established Entities Such As Hospitals And Commercial Laboratories

        Blood analysis is a well established field in which there are a number of competitors that have substantially greater financial resources and larger, more established marketing, sales and service organizations than we do. We compete with the following organizations:

•	commercial clinical laboratories;

•	hospitals' clinical laboratories; and

•	manufacturers of bench top multi-test blood analyzers and other testing systems that health care providers can use “on-site.”

We May Not Be Able To Compete With These Organizations Or Their Products Or With Future Organizations Or Future Products

        Historically, hospitals and commercial laboratories perform the most human diagnostic testing, and commercial laboratories perform the most veterinary diagnostic testing. We have identified five principal factors that customers typically use to evaluate our products and those of our competitors. These factors are:

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

        Competition in the human and veterinary diagnostic markets is intense. Our principal competitors in the human blood analyzer market are Alfa Wassermann S.P.A., Hemagen Diagnostics, Inc., i-STAT Corporation (which was recently purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.), Novitron International, Inc. and Roche. Our principal competitors in the veterinary blood analyzer market are Idexx Laboratories, Inc. and Heska Corporation. Most of our competitors have significantly greater financial and other resources than we do. In particular, many of our competitors have large sales forces and well-established distribution channels. Consequently, we must develop our distribution channels and improve our direct sales force in order to compete in these markets.

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

      • Need for FDA Clearance for Our Medical Device Products

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

      • Need to Comply with Manufacturing Regulations

        The 1976 Medical Device Amendment also requires us to manufacture our Piccolo products in accordance with Good Manufacturing Practices guidelines. Current Good Manufacturing Practice requirements are set forth in the 21 CFR820 Quality System Regulation. These requirements regulate the methods used in, and the facilities and controls used for, the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use. Our manufacturing facility is subject to periodic audits. In addition, various state regulatory agencies may regulate the manufacture of our products. For example, we have obtained a license from the State of California to manufacture our products. In April 2001, the State of California Food and Drug Branch granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices. In May 2001, the State of California Food and Drug Branch granted licensing for our new Union City facility. The most recent inspection was in March 2003 when the U.S. FDA conducted a facilities inspection and verified our compliance with the 21 CFR 820 Regulation. We cannot assure you that we will successfully pass a re-inspection by the FDA or the State of California. In addition, we cannot assure you that we can comply with all current or future government manufacturing requirements and regulations. If we are unable to comply with the regulations, or if we do not pass routine inspections, our business and results of operations will be materially adversely affected.

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

      •  We Are Subject to Various Federal, State and Local Regulations

        Federal and state regulations regarding the manufacture and sale of health care products and diagnostic devices may change. In addition, as we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets. For example, in December 2003, we received certification from the British Standards Institute to the ISO 13485:1996 quality system standard for medical devices. This quality system certification, along with successful completion of product testing to current European standards and the translation of Piccolo product documentation into the required languages, enabled us to meet the compliance requirements of the CE Mark and the current European In Vitro Device Directive. We cannot predict what impact, if any, such current or future regulatory changes would have on our business. We may not be able to obtain regulatory clearances for our products in the United States or in foreign markets, and the failure to obtain these regulatory clearances will materially adversely affect our business and results of operations.

        Although we believe that we will be able to comply with all applicable regulations of the Food and Drug Administration and of the State of California, including the Quality System Regulation, current regulations depend on administrative interpretations. Future interpretations made by the Food and Drug Administration, the Centers for Medicare and Medicaid Services (CMS) or other regulatory bodies may adversely affect our business.

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

We Must Comply With Strict And Potentially Costly Environmental Regulations

        We are subject to stringent federal, state and local laws, rules, regulations and policies that govern the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. In particular, we are subject to laws, rules and regulations governing the handling and disposal of biohazardous materials used in the development and testing of our products. We handle and dispose of human and veterinary blood samples for testing (whole blood, plasma, serum) and we pay approximately $54,000 per year to comply with applicable environmental regulations. Although we believe that we have complied with applicable laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may have to incur significant costs to comply with environmental regulations if our manufacturing to commercial levels continues to increase. In addition, if a government agency determines that we have not complied with these laws, rules and regulations, we may have to pay significant fines and/or take remedial action that would be expensive and we do not carry environmental-related insurance coverage.

System Failures Or Delays May Harm Our Business And Our Facilities And Manufacturing Operations Are Vulnerable To Natural Disasters And Other Unexpected Losses

        Our success depends on the efficient and uninterrupted operation of our manufacturing operations, which are co-located with our corporate headquarters in Union City, California. A failure of manufacturing operations, be it in the development and manufacturing of our Piccolo or VetScan analyzers or the reagent discs used in the analyzers could result in our inability to supply customer demand.

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

Our Stock Price Is Highly Volatile And Investing In Our Stock Involves A High Degree Of Risk

        The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the past two fiscal years, our stock price closed at a high of $22.80 on January 26, 2004 and a low of $3.00 on August 19, 2002. The following factors may affect the market price of our common stock:

•	fluctuation in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	changes in governmental regulation;

•	prospects and proposals for health care reform;

•	governmental or third party payors' controls on prices that our customers may pay for our products;

•	developments or disputes concerning patent or our other proprietary rights;

•	public concern as to the safety of our devices or similar devices developed by our competitors; and

•	general market conditions.

              Because our stock price is so volatile, investing in our common stock is highly risky. A potential investor must be able to withstand the loss of his entire investment in our common stock.

Our Shareholders Rights Plan And Our Ability To Issue Preferred Stock May Delay Or Prevent A Change Of Control Of Abaxis

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

 ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks with respect to interest rates on our line of credit and cash equivalent investments.

For our line of credit, which provides for borrowings of up to $2,000,000, the interest rate is equal to the prime rate minus 0.25%, which totaled 3.75% at March 31, 2004. Consequently, an increase in the prime rate would expose us to higher interest expenses. There was no outstanding balance on our line of credit at March 31, 2004.

For our equipment loan, the interest rate was equal to 1.00% over the prime rate. There was no outstanding balance on our equipment loan at March 31, 2004.

All of our sales are denominated in U.S. dollars, except for sales under our terminated OEM agreement to provide VetScan systems to MELET which were denominated in Euros. During fiscal 2004, our sales to MELET were 2% of our total revenues. At March 31, 2004, the net receivable from MELET was $53,000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          Report of Independent Registered Public Accounting Firm

          Balance Sheets at March 31, 2004 and 2003

          Statements of Operations for the Years Ended March 31, 2004, 2003 and 2002

          Statements of Shareholders' Equity for the Years Ended March 31, 2004, 2003 and 2002

          Statements of Cash Flows for the Years Ended March 31, 2004, 2003 and 2002

          Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Abaxis, Inc.:

We have audited the accompanying balance sheets of Abaxis, Inc. (the “Company”) as of March 31, 2004 and 2003, and the related statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
San Jose, California
June 11, 2004

ABAXIS, INC.
BALANCE SHEETS

	March 31,
ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$ 9,324,000	$ 10,430,000
Short-term investments	7,998,000	—
Trade receivables (net of allowances of $257,000 in 2004 and $267,000 in 2003)	8,202,000	7,482,000
Inventories	5,736,000	4,982,000
Prepaid expenses	384,000	667,000
Net deferred tax asset - current	609,000	—

Total current assets	32,253,000	23,561,000
Property and equipment, net	8,191,000	8,580,000
Intangible assets, net	675,000	—
Deposits and other assets	155,000	227,000
Net deferred tax asset - non-current	20,624,000	—

Total assets	$ 61,898,000	$ 32,368,000

LIABILITIES, CONVERTIBLE PREFERRED STOCK AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 2,721,000	$ 2,084,000
Dividends payable	28,000	408,000
Accrued payroll and related expenses	2,853,000	1,811,000
Other accrued liabilities	319,000	377,000
Warranty reserve	181,000	123,000
Deferred revenue	264,000	378,000
Current portion of capital lease obligations	22,000	58,000
Current portion of long-term debt	—	467,000

Total current liabilities	6,388,000	5,706,000

Capital lease obligations, less current portion	16,000	38,000
Long-term debt, less current portion	—	466,000
Deferred rent	409,000	321,000
Deferred revenue, less current portion	474,000	318,000
Commission obligation, less current portion	39,000	75,000

Total non-current liabilities	938,000	1,218,000

Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, Series E, no par value:
issued and outstanding shares - 0 in 2004 and 5,570 in 2003,
(liquidation preference of $0 in 2004 and $5,570,000 in 2003)	—	3,176,000

Shareholders' equity:
Convertible preferred stock, Series D, no par value: authorized shares - 5,000,000;
issued and outstanding shares - 0 in 2004 and 6,508 in 2003	—	3,143,000
Common stock, no par value: authorized shares - 35,000,000; issued and outstanding
shares - 19,520,237 in 2004 and 16,816,095 in 2003	92,441,000	80,608,000
Accumulated deficit	(37,869,000)	(61,483,000)

Total shareholders' equity	54,572,000	22,268,000

Total liabilities, convertible preferred stock and shareholders' equity	$ 61,898,000	$ 32,368,000

See notes to financial statements.

ABAXIS, INC.
STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2004	2003	2002
Product sales, net	$ 46,599,000	$ 34,532,000	$ 30,418,000
Development and licensing revenue	275,000	248,000	213,000

Total revenues	46,874,000	34,780,000	30,631,000

Costs and operating expenses:
Cost of product sales	22,966,000	17,755,000	15,966,000
Selling, general and administrative	14,431,000	11,564,000	9,333,000
Research and development	4,757,000	3,888,000	3,834,000

Total costs and operating expenses	42,154,000	33,207,000	29,133,000

Income from operations	4,720,000	1,573,000	1,498,000
Interest and other income	173,000	217,000	91,000
Interest and other expense	(68,000)	(149,000)	(269,000)

Income before income taxes	4,825,000	1,641,000	1,320,000
Income tax provision (benefit)	(19,208,000)	5,000	16,000

Net income	24,033,000	1,636,000	1,304,000
Preferred dividends and accretion (a)	(419,000)	(1,235,000)	(1,033,000)

Net income attributable to common shareholders	$ 23,614,000	$ 401,000	$ 271,000

Basic net income per share	$ 1.30	$ 0.02	$ 0.02

Diluted net income per share	$ 1.16	$ 0.02	$ 0.02

Weighted average common shares outstanding - basic	18,128,181	16,634,447	16,264,153

Weighted average common shares outstanding - diluted	20,387,167	17,014,313	16,811,326

(a)     For fiscal 2004, includes preferred dividends of $419,000. For fiscal 2003, includes preferred dividends of $865,000 and a non-cash preferred dividend charge of $370,000 related to the beneficial conversion feature contained in the Company’s Series E Preferred Stock issued in April 2002. For fiscal 2002, includes preferred dividends of $446,000 and a non-cash preferred dividend charge of $587,000 related to the beneficial conversion feature contained in the Company’s Series E Preferred Stock issued in March 2002. See Notes 10 & 11.

See notes to financial statements.

ABAXIS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY
					Deferred Stock Compensation	Accumulated Deficit	Shareholders’ Equity
	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount

Balances at April 1, 2001	6,578	$ 3,213,000	16,102,451	$ 74,453,000	$ (16,000)	$ (62,155,000)	$ 15,495,000
Option exercises and related tax benefits	—	—	133,901	417,000	—	—	417,000
Amounts related to Series E convertible preferred stock issuance:
Proceeds allocated to common stock warrants	—	—	—	645,000	—	—	645,000
Non cash issuance costs- common stock warrants issued to advisors	—	—	—	240,000	—	—	240,000
Beneficial conversion feature, net of deemed dividend and accretion	—	—	—	587,000	—	(587,000)	—
Accrued dividends on Series D convertible preferred stock	—	—	—	—	—	(446,000)	(446,000)
Conversion of Series D convertible preferred stock into common stock	(20)	(20,000)	2,857	20,000	—	—	—
Common stock issued for dividends payable			100,526	446,000	—	—	446,000
Revaluation of non-employee options and warrants granted prior to fiscal 2001	—	—	—	(3,000)	3,000	—	—
Amortization of deferred compensation	—	—	—	—	13,000	—	13,000
Compensation expense for non-employee options granted in fiscal 2001 and 2002	—	—	—	38,000	—	—	38,000
Net income	—	—	—	—	—	1,304,000	1,304,000

Balances at March 31, 2002	6,558	3,193,000	16,339,735	76,843,000	—	(61,884,000)	18,152,000
Option exercises and related tax benefits	—	—	131,642	377,000	—	—	377,000
Accrued dividends on Series D convertible preferred stock	—	—	—	—	—	(456,000)	(456,000)
Accrued dividends on Series E convertible preferred stock	—	—	—	—	—	(409,000)	(409,000)
Common stock issued for dividends payable	—	—	35,654	230,000	—	—	230,000
Adjustment on issuance cost for Series D convertible preferred stock	—	—	—	(29,000)	—	—	(29,000)
Conversion of Series D convertible preferred stock into common stock	(50)	(50,000)	7,142	50,000	—	—	—
Conversion of Series E convertible preferred stock into common stock	—	—	276,922	1,800,000	—	—	1,800,000
Amounts related to Series E convertible preferred stock issuance:
Proceeds allocated to common stock warrants	—	—	—	590,000	—	—	590,000
Non cash issuance costs- common stock warrants issued to advisors	—	—	—	216,000	—	—	216,000
Common stock issued related to issuance costs	—	—	25,000	145,000	—	—	145,000
Beneficial conversion feature, net of deemed dividend and accretion	—	—	—	370,000	—	(370,000)	—
Compensation expense for non-employee options	—	—	—	16,000	—	—	16,000
Net income	—	—	—	—	—	1,636,000	1,636,000

Balances at March 31, 2003	6,508	3,143,000	16,816,095	80,608,000	—	(61,483,000)	22,268,000
Option exercises and related tax benefits	—	—	281,640	3,122,000	—	—	3,122,000
Warrant exercises	—	—	497,498	1,569,000	—	—	1,569,000
Accrued dividends on Series D convertible preferred stock	—	—	—	—	—	(238,000)	(238,000)
Accrued dividends on Series E convertible preferred stock	—	—	—	—	—	(181,000)	(181,000)
Common stock issued for dividends payable	—	—	138,398	799,000	—	—	799,000
Conversion of Series D convertible preferred stock into common stock	(6,508)	(3,143,000)	929,699	3,143,000	—	—	—
Conversion of Series E convertible preferred stock into common stock	—	—	856,907	3,176,000	—	—	3,176,000
Compensation expense for non-employee options	—	—	—	24,000	—	—	24,000
Net income	—	—	—	—	—	24,033,000	24,033,000

Balances at March 31, 2004	—	$ —	19,520,237	$ 92,441,000	$ —	$ (37,869,000)	$ 54,572,000

See notes to financial statements.

ABAXIS, INC.
STATEMENTS OF CASH FLOWS
	Year Ended March 31,
	2004	2003	2002
Operating activities:
Net income	$ 24,033,000	$ 1,636,000	$ 1,304,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,708,000	1,634,000	1,717,000
(Gain) on sale of property and equipment	—	(10,000)	—
Stock option income tax benefits	1,902,000	—	—
Common stock issued for employee benefit plans	73,000	197,000	—
Stock based compensation, including amortization of
deferred stock compensation	24,000	16,000	51,000
Adjustment for issuance cost on Series D convertible preferred stock	—	(29,000)	—
Changes in assets and liabilities:
Trade receivables	(720,000)	(558,000)	636,000
Interest receivable	—	—	2,000
Inventories	(717,000)	600,000	318,000
Prepaid expenses	283,000	(191,000)	(250,000)
Net deferred tax assets	(21,233,000)	—	—
Deposits and other assets	72,000	(120,000)	313,000
Accounts payable	637,000	170,000	(1,708,000)
Accrued payroll and related expenses	1,042,000	371,000	475,000
Warranty reserve and other accrued liabilities	—	(189,000)	73,000
Deferred rent	88,000	123,000	157,000
Deferred revenue	42,000	(104,000)	36,000
Long-term commission obligation	(36,000)	(21,000)	(22,000)

Net cash provided by operating activities	7,198,000	3,525,000	3,102,000

Investing activities:
Purchase of short-term investments	(7,998,000)	—	—
Purchase of property and equipment	(1,281,000)	(1,168,000)	(873,000)
Purchase of intangible assets	(750,000)	—	—
Proceeds from sale of property and equipment	—	11,000	—

Net cash used in investing activities	(10,029,000)	(1,157,000)	(873,000)

Financing activities:
Proceeds from equipment financing	—	—	1,400,000
Repayment of equipment financing	(933,000)	(467,000)	(1,653,000)
Borrowings under line of credit	—	1,000,000	2,600,000
Repayment of line of credit	—	(3,000,000)	(2,371,000)
Repayment of capital lease obligations	(58,000)	(104,000)	(515,000)
Net cash proceeds from issuance of preferred stock, Series E	—	6,812,000	—
Exercise of common stock options	1,147,000	180,000	396,000
Exercise of common stock warrants	1,569,000	—	—
Dividends paid	—	(457,000)	—

Net cash provided by (used in) financing activities	1,725,000	3,964,000	(143,000)

Net increase (decrease) in cash and cash equivalents	(1,106,000)	6,332,000	2,086,000
Cash and cash equivalents at beginning of year	10,430,000	4,098,000	2,012,000

Cash and cash equivalents at end of year	$ 9,324,000	$ 10,430,000	$ 4,098,000

Supplemental disclosures of cash flow information:
Cash paid for interest, net of interest capitalized	$ 58,000	$ 146,000	$ 260,000

Taxes paid	$ 211,000	$ 5,000	$ —

Noncash financing activities —
Proceeds receivable from stock offering, net	$ —	$ —	$ 3,446,000

Preferred stock dividends and accretion	$ 419,000	$ 778,000	$ 1,033,000

Issuance of common stock for conversion of preferred stock and
payment of dividends payable	$ 12,877,000	$ 2,080,000	$ 466,000

Warrants and options issued for services and issuance costs	$ —	$ 361,000	$ 240,000

Capital lease obligations incurred in connection with acquisition of fixed assets	$ —	$ —	$ 10,000

See notes to financial statements.

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2004, 2003 AND 2002

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

Cash, Cash Equivalents and Short-term Investments — Cash and cash equivalents consist primarily of money market accounts and short-term financial instruments with original maturities of less than 90 days from the date of acquisition that are readily convertible into cash. The Company’s short-term investments consist of various certificate of deposits with maturities greater than three months at the balance sheet date and less than twelve months.

Concentration of Credit Risk — Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and trade receivables. Cash and cash equivalents and short-term investments are placed with high quality financial institutions and are regularly monitored by management.

The Company sells its products primarily to organizations in Europe, Japan and in the United States. The Company monitors the credit status of its customers on an ongoing basis and generally does not require its customers to provide collateral for purchases on credit. The Company maintains allowances for estimated bad debt losses. At March 31, 2004, two distributors accounted for 30% and 25%, respectively, of trade receivables. At March 31, 2003, two distributors accounted for 36% and 18%, respectively, of trade receivables. At March 31, 2002, two distributors accounted for 42% and 12%, respectively, of trade receivables.

Inventories— Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment — Property and equipment are stated at cost. Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the assets (two to five years). Leasehold improvements are amortized over the shorter of the estimated useful lives or the related lease term. No interest was capitalized on constructed assets during fiscal 2004 and 2003. During fiscal 2002, the Company capitalized $74,000, of interest on constructed assets.

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

Other Intangible Assets — Intangible assets, consisting of patents, are amortized using the straight-line method over the estimated useful life of ten years. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” issued in July 2001, goodwill and other indefinite-lived intangible assets are tested annually for impairment rather than amortized. See Note 4.

Fair Value of Financial Instruments — Financial instruments include cash and cash equivalents, short-term investments, customer receivables, accounts payable, certain other accrued liabilities and long-term debt. The fair value of long-term debt approximates the carrying amount based on the current rate offered to the Company for debt of similar remaining maturities. The carrying values of all other financial instruments are reasonable estimates of their values.

Revenue Recognition – Revenues from product sales, net of estimated sales allowances and rebates, are recognized upon shipment when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is reasonably assured. Rights of return are not provided and provisions are made at the time the related revenue is recognized for the estimated future costs to be incurred under initial standard warranty obligations of one year. Revenues received for, or allocated to extended warranty arrangements are recognized ratably over the related warranty period. Instrument revenues under cross-distribution agreements (where the Company and another party purchase each other’s products for resale) are recognized upon sale of the products to the end user. Development and licensing revenue is recognized in accordance with the related contract terms.

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

Advertising Expenses – Costs of advertising, which also includes promotional expenses, are expensed as incurred. Advertising expenses for fiscal 2004, 2003 and 2002 were $1,529,000, $1,181,000 and $1,023,000 respectively.

Shipping and Handling –The cost of shipping products to customers is included in cost of goods sold. Amounts billed to a customer in a sale transaction related to shipping and handling is classified as revenue.

Income Taxes – The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts to be recovered.

Stock-Based Compensation — The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and other related guidance. Stock-based awards to consultants and other non-employees are accounted for based upon estimated fair values in accordance with Statement of Financial Accounting Standards No. 123 “Accounting for Stock-Based Compensation.”

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

        Had compensation cost been recognized based on the fair value at the grant date, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been as follows:

Year Ended March 31,
	2004	2003	2002

Net income:
As reported	$ 24,033,000	$ 1,636,000	$ 1,304,000
Less stock-based compensation expense determined under the
fair value method for all awards, net of related tax effects	(1,538,000)	(1,202,000)	(2,263,000)

Pro forma net income (loss)	$ 22,495,000	$ 434,000	$ (959,000)

Basic and diluted net income (loss) per share:
As reported - basic	$ 1.30	$ 0.02	$ 0.02
Pro forma - basic	$ 1.24	$ 0.03	$ (0.06)

As reported - diluted	$ 1.16	$ 0.02	$ 0.02
Pro forma - diluted	$ 1.10	$ 0.03	$ (0.06)

The Company’s calculations were made using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred. The following are the weighted average assumptions:

	Year Ended March 31,
	2004	2003	2002
Expected life of option	6 years	6 years	6 years
Risk-free interest rate	2.78-3.53%	3.17%	5.20%
Dividend yield	0.00%	0.00%	0.00%
Volatility	58-61%	62%	79%

Net Income Per Share Information — Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares of common stock outstanding. Diluted net income per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding.
See Note 12.

Comprehensive Income (Loss) — Comprehensive income was the same as net income for fiscal 2004, 2003 and 2002.

New Accounting Pronouncements — In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 on January 1, 2003. The Company did not change to using the fair value based method of accounting for stock-based employee compensation as permitted by the voluntary transition provisions of SFAS 148; and therefore, adoption of SFAS No. 148 did not have an impact on the financial position, results of operations or cash flows of the Company.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified after June 30, 2003. The adoption of this statement did not have an impact on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This statement is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have an impact on the Company’s financial position, results of operations or cash flows.

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

Reclassification–Certain amounts in the fiscal years ended March 31, 2003 and 2002 financial statements have been reclassified to conform to the fiscal year ended March 31, 2004 presentation.

2.	Inventories

        Inventories at March 31 consist of the following:

	2004	2003
Raw materials	$ 2,886,000	$ 2,317,000
Work-in-process	1,654,000	2,071,000
Finished goods	1,196,000	594,000

	$ 5,736,000	$ 4,982,000

3.	Property and Equipment

        Property and equipment at March 31 consists of the following:

	2004	2003
Machinery and equipment	$ 10,210,000	$ 8,828,000
Furniture and fixtures	1,111,000	1,075,000
Computers and computer equipment	1,014,000	907,000
Leasehold improvements	5,453,000	5,356,000
Construction in progress	396,000	818,000

	18,184,000	16,984,000
Accumulated depreciation and amortization	(9,993,000)	(8,404,000)

Property and equipment, net	$ 8,191,000	$ 8,580,000

        Depreciation and amortization expense for property and equipment for fiscal 2004, 2003 and 2002 was $1,633,000, $1,634,000 and $1,537,000, respectively.

4.	Intangible Assets

        Intangible assets at March 31 consist of the following:

43

	2004	2003
Cost	$ 750,000	$ —
Less accumulated amortization	(75,000)	—

	$ 675,000	$ —

        For fiscal 2004, amortization expense for intangible assets, consisting of patents, was $75,000.

5.	Warranty Reserves

The Company provides for the estimated future costs to be incurred under the Company’s standard warranty obligations of one year. Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

The warranty reserve activity is summarized as follows for fiscal 2004, 2003 and 2002:

	Year Ended March 31,
	2004	2003	2002

Balance beginning of period	$ 123,000	$ 192,000	$ 240,000
Provision for warranty expense	726,000	344,000	349,000
Warranty costs incurred	(668,000)	(413,000)	(397,000)

Balance end of period	$ 181,000	$ 123,000	$ 192,000

6.	Line of Credit and Long-Term Debt

In September 2003, the Company terminated its existing line of credit with Comerica Bank-California and entered into a new line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000, bears interest at the bank’s prime rate minus 0.25%, which totaled 3.75% at March 31, 2004, and is payable monthly. Of the $2,000,000 available, $820,000 was committed to secure a letter of credit for the Company’s facilities lease. The letter of credit will be reduced to $410,000 if the Company meets certain requirements as outlined in the terms of the Company’s facilities lease agreement, which among other stipulations, includes a minimum cumulative net income requirement of $2,000,000 for four consecutive quarters. The new line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. At March 31, 2004, there was no amount outstanding under the Company’s line of credit. The weighted average interest rate on the line of credit during fiscal 2004 and 2003 was 3.92% and 4.55%, respectively. In September 2003, the Company’s foreign line of credit expired.

During fiscal 2004, the Company had an equipment financing loan, which bore interest at the prime rate plus 1%, which totaled 5.00% at March 31, 2004, and is payable in monthly installments of $42,000 in principal and interest. In March 2004, the Company paid off the remaining outstanding balance of its equipment financing loan. Total repayments in fiscal 2004 were $933,000. At March 31, 2004, there was no amount outstanding under the Company’s equipment financing loan. At March 31, 2003, the outstanding balance on the equipment financing loan totaled $933,000. The weighted average interest rate on equipment financing loans during fiscal 2004 and 2003 was 5.06% and 5.55%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that the Company have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000. The Company is also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2003 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2004. In addition, the Company is required to have a quick ratio, as defined, of not less than 1.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000. At March 31, 2004, the Company was in compliance with these covenants.

        Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $54.6 million at March 31, 2004 including its intellectual property.

7.	Co-Promotion Agreement

In September 1999, the Company entered into a co-promotion agreement with Abbott Laboratories. The agreement was for an initial term of two years. As of September 30, 2000, the co-promotion agreement with Abbott Laboratories was terminated in accordance with its terms. While this agreement was in effect, the Company incurred commission obligations to Abbott Laboratories totaling $103,000 at March 31, 2004, payable over a four-year period. The present value of such obligations were recorded concurrent with the respective sales using a discount rate of 9.75%.

8.	Commitments and Contingencies

Lease — The Company leases its principal facility and certain computer and office equipment under non-cancelable operating lease agreements, which expire on various dates through fiscal 2011. Monthly rental payments increase based on a predetermined schedule. The Company recognizes rent expense on a straight-line basis over the life of the leases.

At March 31, 2004 and 2003, property and equipment held under capital leases were $103,000 and $235,000, respectively (with accumulated amortization of $70,000 and $152,000, respectively).

The future minimum payments under the leases at March 31, 2004 are as follows:

Fiscal Year Ending March 31,	Capital Leases	Operating Lease

2005	$ 24,000	$ 953,000
2006	17,000	975,000
2007	—	1,008,000
2008	—	1,048,000
2009	—	1,090,000
Thereafter	—	2,009,000

Total minimum lease payments	41,000	$ 7,083,000

Less amounts representing interest (9.9% to 26.7%)	3,000

Present value of minimum lease payments	38,000
Less amounts due within one year	22,000

Long-term portion	$ 16,000

Rent expense under operating leases was $1,050,000, $1,024,000 and $1,019,000 for fiscal 2004, 2003 and 2002, respectively. In connection with its facilities lease agreement, the Company established a letter of credit for $820,000, which is secured by its line of credit. The letter of credit will be reduced to $410,000 if the Company meets certain requirements as outlined in the terms of its facilities lease agreement, which among other stipulations, includes a minimum cumulative net income requirement of $2,000,000 for four consecutive quarters. See Note 6.

Purchase Commitments – In November 2003, the Company entered into an OEM agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase DIATRON hematology instruments. Under the terms of the agreement, the Company is commited to purchase a minimum number of hematology units from DIATRON once the product was qualified for sale. Qualification occurred in May 2004 and accordingly, the Company has minimum purchase commitments. The outstanding commitment for fiscal 2005 through 2009 was $2,376,000, $2,592,000, $2,592,000, $2,592,000 and $2,592,000, respectively.

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

The Company is involved from time to time in various other litigation matters in the normal course of business. The Company believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.

9.	Retirement Plan

The Company has a tax deferred savings plan for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to have salary reduction contributions made to the plan on a bi-weekly basis. The Company may make quarterly contributions to the plan at the discretion of the Board of Directors of the Company either in cash or in common stock. Contributions to the deferred savings plan were $162,000, $127,000 and $107,000 in fiscal 2004, 2003 and 2002, respectively.

10.	Redeemable Convertible Preferred Stock — Series E

Redeemable Convertible Preferred Stock Series E – In March 2002 and April 2002, the Company sold 3,750 and 3,620 shares, respectively, of Series E convertible preferred stock (the “Series E Preferred”) at $1,000 per share, resulting in net cash proceeds to the Company of $6,812,000. The Company recorded stock offering proceeds receivable of $3,446,000 for the first closing of Series E Preferred at March 31, 2002. The proceeds were received by the Company on April 3, 2002. The Series E Preferred is non-voting and pays an annual cumulative dividend of 6.5% of the original issue price per share, payable semiannually in cash or shares of common stock at the Company’s election. Upon the liquidation of, dissolution of, winding-up of, or change of control in Abaxis, holders of the Series E Preferred are entitled to receive $1,000 per share, the original issue price, plus any accrued but unpaid dividends, as a liquidation preference prior to Abaxis making any distributions to holders of common stock. Accordingly, the Series E preferred stock is classified as a redeemable convertible preferred stock and is included outside of shareholders’ equity in the accompanying balance sheets.

During fiscal 2004, 5,570 shares of Series E convertible preferred stock were converted into 856,907 shares of common stock in accordance with the specified exchange ratio. Elective conversions during fiscal 2004 resulted in the conversion of 3,820 shares of Series E preferred stock into 587,683 shares of common stock. In October 2003, under the terms of the Company’s Certificate of Determination with respect to the Series E Preferred Stock (the “Series E Preferred”), the remaining outstanding Series E convertible preferred stock automatically converted into shares of common stock after twenty consecutive trading days where the per share closing price of the Company’s common stock as reported on the Nasdaq National Market exceeded $12.00. Automatic conversions resulted in the conversion of 1,750 shares of Series E Preferred Stock into 269,224 shares of common stock. During fiscal 2004, total dividends related to the Series E convertible preferred stock of $181,000, included $7,000 accrued at March 31, 2004 and $174,000 of common stock issued.

Each Series E preferred stock investor received a warrant to purchase 50 shares of common stock for each preferred share acquired. The common stock warrants are valid for five years and exercisable at $7.00 per share. Approximately $1,235,000 of the proceeds were attributed to the value of the warrants and allocated to common stock. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: contractual life of five years, volatility of 78.6%, risk free interest rate of 4.57%-4.92% and no dividends during the contractual term. In connection with the sale of the Series E convertible preferred stock, the Company issued to advisors for services a fully-vested warrant to purchase 113,385 shares of its common stock at an exercise price of $6.50 per share and 25,000 shares of its common stock. The aggregate value of these warrants and shares of common stock of $601,000 was recorded as a stock issuance cost. The value of the warrants was determined using the Black-Scholes option pricing model with assumptions substantially consistent with those used for valuing the warrants issued to the investors.

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

The amounts recorded in the Company’s financial statements during fiscal 2003, representing the amounts attributed to the closings in April 2002, were as follows: net cash proceeds — $3,366,000 ($254,000 of issuance costs incurred), allocation to warrants issued to investors — $590,000, warrants issued to advisors for services — $361,000, and the amount of the dividend charge related to the value of beneficial conversion feature — $370,000.

During fiscal 2003, dividends related to the Series E convertible preferred stock of $409,000, included $180,000 accrued at March 31, 2003 and $229,000 of cash dividends. In addition, 1,800 shares of Series E convertible preferred stock were converted into 276,922 shares of common stock in accordance with the specified exchange ratio. At March 31, 2003, the outstanding shares of Series E convertible preferred stock were convertible into 856,924 shares of common stock.

11.	Shareholders’Equity

Series D Convertible Preferred Stock – In October 2000 and November 2000, the Company sold 6,578 shares of Series D convertible preferred stock (“Series D Preferred”) at $1,000 per share, resulting in net cash proceeds to the Company of $6,433,000. The Series D convertible preferred stock is non-voting and pays an annual cumulative dividend of 7.0% of the original issue price per share, payable semiannually in cash or shares of common stock at the Company’s election. During fiscal 2004, 6,508 shares of Series D convertible preferred stock were converted into 929,699 shares of common stock in accordance with the specified exchange ratio. Elective conversions during fiscal 2004 resulted in the conversion of 3,708 shares of Series D preferred stock into 529,711 shares of common stock. In October 2003, under the terms of the Company’s Certificate of Determination with respect to the Series D preferred stock, the remaining outstanding Series D convertible preferred stock automatically converted into shares of common stock after twenty consecutive trading days where the per share closing price of the Company’s common stock as reported on the Nasdaq National Market exceeded $14.00. Automatic conversions resulted in the conversion of 2,800 shares of Series D preferred stock into 399,988 shares of common stock. During fiscal 2004, total dividends related to the Series D convertible preferred stock of $238,000, included $21,000 accrued at March 31, 2004 and $217,000 of common stock issued.

Each Series D convertible preferred stock investor received a warrant to purchase 50 shares of common stock for each preferred share acquired. The common stock warrants are exercisable at $7.00 per share at various dates through November 17, 2005. Approximately $1,418,000 of the proceeds were attributed to the value of the warrants and allocated to common stock. The fair value of the warrants was determined using the Black-Scholes option-pricing model with the following assumptions: contractual life of six years, volatility of 84.2%, risk free interest rate of 5.45% and no dividends during the contractual term. In connection with the sale of the Series D convertible preferred stock the Company issued, to advisors for services, fully vested five year warrants to purchase 377,500 shares of common stock at exercise prices ranging from $6.00-$7.00 per share. The aggregate value of these warrants of $1,802,000 was recorded as a stock issuance cost and was determined using the Black-Scholes option pricing model with assumptions substantially consistent with those used for valuing the warrants issued to the investors.

In accordance with the provisions of Emerging Issues Task Force (EITF) Issue 00-27, “Application of EITF Issue No. 98-5. ‘Accounting for Convertible Securities with Beneficial Conversion Features of Contingently Adjustable Conversion Ratios,’ to Certain Convertible Securities”, which became effective in November 2000, the allocated value of the Series D convertible preferred stock contained a beneficial conversion feature calculated based on the difference between the effective conversion price of the proceeds allocated to the Series D convertible preferred stock and the fair market value of the common stock at the date of issuance. As a result, in fiscal 2001, the Company recorded a dividend charge of $1,418,000 representing the value of the beneficial conversion feature.

During fiscal 2003, dividends related to the Series D preferred stock of $456,000, included $228,000 accrued at March 31, 2003, issuance of 35,654 shares of common stock and $228,000 in cash. In addition, 50 shares of Series D preferred stock were converted into 7,142 shares of common stock in accordance with the specified exchange ratio. At March 31, 2003, the outstanding shares of Series D preferred stock were convertible into 929,715 shares of common stock.

During fiscal 2002, dividends related to the Series D preferred stock of $446,000, including $230,000 accrued at March 31, 2001, were paid through the issuance of 100,526 shares of common stock. In addition, 20 shares of Series D preferred stock were converted into 2,857 shares of common stock in accordance with the specified exchange ratio. At March 31, 2002, the outstanding shares of Series D preferred stock were convertible into 936,857 shares of common stock.

Common Stock Warrants – At March 31, 2004, warrants were outstanding to purchase an aggregate of 567,135 shares of common stock at a weighted average exercise price of $6.78 per share expiring through May 2007.

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

Stock-based Compensation

During fiscal 2004, the Company recorded compensation expense of $24,000 for non-employee options granted prior to fiscal 2004 using the Black-Scholes option pricing model with the following assumption: contractual life 10 years; stock volatility of 58-62%, risk free interest rates of 2.78-4.43%, and no dividends during the expected term. The options vest ratably over one to four year terms and 146 shares remained unvested at March 31, 2004.

During fiscal 2003 and 2002, the Company granted 6,000 and 9,000, respectively, of non-statutory stock options to consultants, the values of which were originally estimated at $16,000 and $38,000, respectively. The values of these non-statutory stock options granted to consultants were originally determined using the Black-Scholes option pricing model with the following assumptions: contractual life 10 years; stock volatility of 62% and 79% for fiscal 2003 and 2002, respectively; risk free interest rates of 4.07% and 5.53% for fiscal 2003 and 2002, respectively; and no dividends during the expected term. The options vested ratably over one to four year terms and are fully vested at March 31, 2004. The values attributable to these options have been amortized over the service period on a graded vesting method and the vested portion of these options were remeasured based on current fair values at each vesting date.

Information with respect to stock option activity is summarized as follows:

	Options Outstanding
	Number of Common Shares	Weighted Average Exercise Price
Balance at April 1, 2001	2,094,076	$4.45
Granted (weighted average fair value of $3.54 per share)	749,000	4.96
Exercised	(133,901)	2.96
Canceled	(207,850)	5.30

Balance at March 31, 2002 (1,422,264 shares vested at a weighted average exercise price of $4.15 per share)	2,501,325	$4.61
Granted (weighted average fair value of $2.43 per share)	353,504	3.98
Exercised	(88,916)	2.03
Canceled	(257,118)	5.50

Balance at March 31, 2003 (1,762,949 shares vested at a weighted average exercise price of $4.36 per share)	2,508,795	$4.52
Granted (weighted average fair value of $3.57 per share)	573,750	5.91
Exercised	(266,327)	4.31
Canceled	(151,994)	3.71

Balance at March 31, 2004	2,664,224	4.88

        Additional information regarding options outstanding as of March 31, 2004 is as follows:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 1.50	-	$ 1.88	267,839	4.75	$ 1.62	267,839	$ 1.62
1.88	-	3.13	320,185	4.87	2.62	286,018	2.57
3.15	-	3.85	460,038	8.99	3.80	21,288	3.27
3.88	-	4.25	122,745	7.76	4.07	75,130	4.11
4.30	-	4.87	509,668	7.04	4.85	367,952	4.85
4.94	-	5.47	332,731	3.55	5.20	310,649	5.18
5.50	-	6.56	279,175	6.54	5.97	195,188	5.97
6.69	-	8.13	268,593	5.96	7.81	261,115	7.82
8.19	-	21.00	102,750	8.93	14.68	25,666	10.55
22.80	-	22.80	500	9.82	22.80	-	-

$ 1.50	-	$ 22.80	2,664,224	6.40	$ 4.88	1,810,845	$ 4.65

At March 31, 2004, 610,932 shares of common stock were available for future grants under the Company’s Option Plan.

Stock Purchase Rights – On April 22, 2003, the Board of Directors of the Company approved the adoption of a Shareholder Rights Plan. Under the terms of the plan, shareholders of record on May 8, 2003, received one preferred stock purchase right for each outstanding share of Common Stock held. Each right entitled the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series RP Preferred Stock, $0.001 par value, at a price of $24.00 per share and becomes exercisable when a person or group acquires 15% or more of the Company’s Common Stock without prior approval by the Board of Directors.

12.	Net Income Per Share

The following is a reconciliation of the numerators and denominators used in computing basic and diluted net income per share:

	Year Ended March 31,
	2004	2003	2002
Net income	$ 24,033,000	$ 1,636,000	$ 1,304,000
Accrued preferred stock dividends	(419,000)	(865,000)	(446,000)
Accretion of value attributable to beneficial conversion feature	—	(370,000)	(587,000)

Net income attributable to common shareholders

(numerator) — basic and diluted	$ 23,614,000	$ 401,000	$ 271,000

Shares (denominator):
Weighted average common shares outstanding —
Denominator for basic net income per share	18,128,181	16,634,447	16,264,153
Effect of dilutive securities:
Stock options	1,809,866	379,866	547,173
Warrants	449,120	—	—

Denominator for diluted net income per share	20,387,167	17,014,313	16,811,326

Net income per share:
Basic	$ 1.30	$ 0.02	$ 0.02

Diluted	$ 1.16	$ 0.02	$ 0.02

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

	Year Ended March 31,
	2004	2003	2002
Convertible preferred stock	—	1,786,639	1,513,780
Outstanding options to purchase common stock	1,013,297	2,139,354	822,682
Warrants to purchase common stock	527,233	1,277,452	1,040,759

13.	Income Tax Provision (Benefit)

The components of the Company’s income tax provision (benefit) is summarized as follows:

	Year Ended March 31,
	2004	2003	2002
Current:
Federal	$ 118,000	$ —	$ —
State	124,000	5,000	16,000

Total current	242,000	5,000	16,000

Deferred:
Federal	(18,124,000)	—	—
State	(1,326,000)	—	—

Total deferred	(19,450,000)	—	—

Total Provision (Benefit)	$ (19,208,000)	$ 5,000	$ 16,000

        The Company’s amount of income tax provision recorded during fiscal 2004, 2003 and 2002 differs from the amount using the Federal statutory rate (35%) primarily due to the following:

	Year Ended March 31,
	2004	2003	2002
Statutory Federal income tax rate	$ 1,689,000	$ 587,000	$ 471,000
Statutory state income tax rate	285,000	96,000	77,000
Credits	(31,000)	(55,000)	(200,000)
Valuation allowance	(21,296,000)	(556,000)	(338,000)
Non-deductible stock compensation	—	—	15,000
Other	145,000	(67,000)	(9,000)

	$ (19,208,000)	$ 5,000	$ 16,000

        Significant components of the Company’s deferred tax assets are as follows:

	Year Ended March 31,
	2004	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$ 17,345,000	$ 18,157,000	$ 18,812,000
Research and development tax credit carryforwards	3,151,000	3,115,000	3,608,000
Capitalized research and development	345,000	446,000	570,000
Other, net	1,141,000	1,055,000	1,482,000

	21,982,000	22,773,000	24,472,000
Valuation allowance for deferred tax assets	(749,000)	(22,773,000)	(24,472,000)

Net deferred tax assets	$ 21,233,000	$ —	$ —

A valuation allowance against deferred tax assets is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. The Company established a 100% valuation allowance at March 31, 2003 and 2002 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards and other deferred tax assets. At March 31, 2004, the Company eliminated the valuation allowance previously maintained against deferred tax assets to the extent that it is more likely than not that the deferred tax assets will be realized in the future. The valuation allowance of ($21,296,000) reflected in the reconciliation of the income tax provision to the Federal statutory rate for the year ended March 31, 2004 consists of the ($22,024,000) change in the valuation allowance for the year ended March 31, 2004 and $728,000 attributable to deductions relating to stock options that are included in the net operating loss carryforward deferred tax asset.

As of March 31, 2004, the Company had federal and state net operating loss carryforwards of approximately $48,468,000 and $6,631,000, respectively. The Company also had federal and state research and development tax credit carryforwards of approximately $2,399,000 and $752,000, respectively. The net operating loss and credit carryforwards will expire at various dates from 2005 through 2023, if not utilized.

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

14. Customer and Geographic Information

The Company currently operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurements. The following is a summary of revenues from external customers for products and services provided by the Company:

	Year Ended March 31,
	2004	2003	2002
Blood chemistry analyzers	$ 16,194,000	$ 10,735,000	$ 9,895,000
Reagent discs	28,144,000	21,893,000	18,206,000
Other	2,261,000	1,904,000	2,317,000

Product sales, net	46,599,000	34,532,000	30,418,000
Development and licensing revenue	275,000	248,000	213,000

Total revenues	$ 46,874,000	$ 34,780,000	$ 30,631,000

        The following is a summary of revenues by customer group:

	Year Ended March 31,
	2004	2003	2002
Medical Market	$ 7,119,000	$ 3,037,000	$ 1,586,000
Veterinary Market	37,875,000	30,313,000	27,312,000
Other	1,880,000	1,430,000	1,733,000

Total revenues	$ 46,874,000	$ 34,780,000	$ 30,631,000

Two distributors, Vedco Inc. and DVM Resources accounted for 27% and 16%, respectively, of total revenues for fiscal 2004, 36% and 11%, respectively, of total revenues for fiscal 2003, and 41% and 8%, respectively, of total revenues for fiscal 2002. The following is a summary of revenues by geographic region based on customer location:

	Year Ended March 31,
	2004	2003	2002
United States	$ 40,000,000	$ 29,029,000	$ 26,463,000
Europe	5,005,000	3,866,000	2,780,000
Asia and Latin America	1,869,000	1,885,000	1,388,000

Total revenues	$ 46,874,000	$ 34,780,000	$ 30,631,000

Substantially all of the Company’s long-lived assets are located in the United States.

15.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for fiscal 2004 and 2003 (in thousands, except per share data):

	Quarter Ended June 30	Quarter Ended September 30	Quarter Ended December 31	Quarter Ended March 31
Year ended March 31, 2004:

Net revenues	$ 10,326	$ 11,523	$ 12,280	$ 12,745
Gross profit	5,106	5,882	6,125	6,795
Net income	863	1,066	1,173	20,931

Net income attributable to common shareholders	$ 659	$ 879	$ 1,145	$ 20,931

Net income per share - basic	$ 0.04	$ 0.05	$ 0.06	$ 1.08

Net income per share - diluted	$ 0.04	$ 0.05	$ 0.05	$ 0.96

Year ended March 31, 2003:

Net revenues	$ 7,416	$ 8,700	$ 8,488	$ 10,176
Gross profit	3,662	3,966	4,062	5,087
Net income	305	101	365	865

Net income (loss) attributable to common shareholders	$ (290)	$ (131)	$ 161	$ 661

Net income (loss) per share - basic	$ (0.02)	$ (0.01)	$ 0.01	$ 0.04

Net income (loss) per share - diluted	$ (0.02)	$ (0.01)	$ 0.01	$ 0.04

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on our management’s evaluation (with the participation of our principal executive officer and principal financial officer), as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Control over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

      None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Title

Clinton H. Severson	56	Chairman of the Board, President and Chief Executive Officer
Richard J. Bastiani, Ph.D. (1)(2)	61	Director
Brenton G. A. Hanlon (1) (2)	58	Director
Prithipal Singh, Ph.D. (1)	65	Director
Ernest S. Tucker, III, M.D. (1)	71	Director
Henk J. Evenhuis (1)	61	Director
Alberto R. Santa Ines	57	Chief Financial Officer and Vice President of Finance
Kenneth P. Aron, Ph.D.	51	Vice President of Research and Development
Robert B. Milder	54	Chief Operations Officer
Vladimir E. Ostoich, Ph.D.	58	Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim, Founder
Richard L. Schoen	54	Vice President of Domestic Marketing and Sales

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

Richard J. Bastiani, Ph.D. joined our Board of Directors in September 1995. Dr. Bastiani has also served as Chairman of the Board of Directors of ID Biomedical Corporation (NASDAQ: IDBE) since August 1998, after having been appointed to the Board of Directors of ID Biomedical Corporation in October 1996. Dr. Bastiani was President of Dendreon (NASDAQ: DNDN), a biotechnology company from September 1995 to September 1998. From 1971 until 1995, Dr. Bastiani held a number of positions with Syva Company, including as President from 1991 until Syva was acquired by a subsidiary of Hoechst AG of Germany in 1995. Dr. Bastiani is also a member of the board of directors of a privately held company.

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

Prithipal Singh, Ph.D. joined our Board of Directors in June 1992. He has been the Founder, Chairman and Chief Executive Officer of ChemTrak Inc. (Pink Sheets: CMTR) from 1988 to 1998. Prior to this, he was an Executive Vice President of Idetec Corporation from 1985 to 1988 and a Vice President of Syva Corporation from 1977 to 1985. Dr. Singh is also on the board of a privately held company.

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

Vladimir E. Ostoich, Ph.D., one of our co-founders, is currently our Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim. Dr. Ostoich has served as Vice President in various capacities at Abaxis since our inception, including as Vice President of Research and Development, Senior Vice President of Research and Development, Vice President of Engineering and Instrument Manufacturing and Vice President of Marketing and Sales for the United States and Canada.

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

Identification of Audit Committee and Financial Expert

The Audit Committee of the Board of Directors oversees Abaxis's corporate accounting and financial reporting process. The outside directors comprise the Audit Committee: Messrs. Bastiani, Hanlon, Tucker, Evenhuis and Singh. Mr. Evenhuis serves as Chairman of the Audit Committee.

The Board of Directors annually reviews the Nasdaq National Market listing standards definition of independence for Audit Committee members and has determined that all members of the Abaxis Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A)(i) and (ii) of the Nasdaq National Market listing standards). Securities and Exchange Commission, or SEC, regulations require Abaxis to disclose whether a director qualifying as an “audit committee financial expert” serves on the Audit Committee. The Board of Directors has determined that Mr. Evenhuis qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Mr. Evenhuis’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a)     of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

Based solely on our review of the copies of Forms 3, 4 and 5 and amendments thereto received by us, we believe that during the period from April 1, 2003 through March 31, 2004, our officers and directors complied with all applicable filing requirements except with respect to seven late filings by our executive officers.

Code of Business Conduct and Ethics

Abaxis has adopted a Code of Business Conduct and Ethics that applies to all our executive officers, directors and employees. The Code of Business Conduct and Ethics is available on our website at www.abaxis.com. If we make any amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

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

In April 2001, we entered into an Employee Retention Incentive Agreement with Alberto R. Santa Ines, which provided that Mr. Santa Ines, then our Interim Chief Financial Officer and Director of Finance, would receive a lump sum cash payment equal to nine months of salary and benefits if his employment with us was terminated for other than cause. In May 2002, Mr. Santa Ines was appointed as our Chief Financial Officer and Vice President of Finance and concurrently Mr. Santa Ines’ employment agreement was amended to provide that Mr. Santa Ines will receive a lump sum cash payment equal to nine months of salary and benefits if his employment with us is terminated for other than cause before April 2004 or upon providing services to Abaxis for a period of three years.

ITEM 11.  EXECUTIVE COMPENSATION AND OTHER MATTERS

The following table sets forth information concerning the compensation during fiscal 2004, 2003 and 2002 of our Chief Executive Officer and our four other most highly compensated executive officers whose total salary and bonus for our fiscal 2004 exceeded $100,000, for services in all capacities to us, during our fiscal 2004.

SUMMARY COMPENSATION TABLE
		Annual Compensation ($)		Long-Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus	Securities Underlying Options (#)
Clinton H. Severson President, Chief Executive Officer and Chairman of the Board	2004 2003 2002	$285,000 265,000 265,000	$461,000 187,000 82,500	50,000 — 164,000
Alberto R. Santa Ines Chief Financial Officer and Vice President of Finance	2004 2003 2002	$150,000 131,000 110,000	$406,000 125,000 22,000	40,000 50,000 22,000
Kenneth P. Aron, Ph.D. Vice President of Research and Development	2004 2003 2002	$160,000 150,000 150,000	$302,000 125,000 55,000	40,000 — 55,000
Robert B. Milder Chief Operations Officer	2004 2003 2002	$175,000 165,000 165,000	$360,000 149,000 66,000	40,000 — 62,000
Vladimir E. Ostoich, Ph.D. Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim	2004 2003 2002	$170,000 160,000 160,000	$302,000 125,000 55,000	40,000 — 59,500

Stock Options Granted in Fiscal 2004

The following table provides the specified information concerning grants of options to purchase our common stock made during fiscal 2004, made to the persons named in the Summary Compensation Table.

OPTION GRANTS IN FISCAL 2004

	Individual Grants in Fiscal 2004
Name	Number of Securities Underlying Options Granted (#) (2)	% of Total Options Granted to Employees in Fiscal Year	Exercise Base Price ($/Sh) (3)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (1)
					5% ($)	10% ($)
Clinton H. Severson	50,000	8.9%	$ 3.85	4/22/2013	$ 121,062	$ 306,795
Alberto R. Santa Ines	40,000	7.1%	$ 3.85	4/22/2013	$ 96,850	$ 245,436
Kenneth P. Aron, Ph.D.	40,000	7.1%	$ 3.85	4/22/2013	$ 96,850	$ 245,436
Robert B. Milder	40,000	7.1%	$ 3.85	4/22/2013	$ 96,850	$ 245,436
Vladimir E. Ostoich, Ph.D.	40,000	7.1%	$ 3.85	4/22/2013	$ 96,850	$ 245,436

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

(2)

All options granted in fiscal 2004 were granted pursuant to our 1998 Stock Option Plan. The options vest and become exercisable at the rate of one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee’s continuous employment by us. Under our 1998 Stock Option Plan, the Board retains discretion to modify the terms, including the price, of outstanding options. For additional information regarding options, see “Change of Control Arrangements.”

(3)	All options were granted at market value on the date of grant.

OPTION EXERCISES IN FISCAL 2004 AND OPTION VALUES AT MARCH 31, 2004

The following table provides the specified information concerning exercises of options to purchase our common stock in the fiscal year ended March 31, 2004, and unexercised options held as of March 31, 2004, by the persons named in the Summary Compensation Table.

	Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at 3/31/04 (2)		Value of Unexercised In—the—Money Options at 3/31/04 ($) (3)
Name	(#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Clinton H. Severson	—	—	623,375	90,625	$10,307,744	$1,451,156
Alberto R. Santa Ines	—	—	54,312	74,688	$ 817,106	$1,248,959
Kenneth P. Aron, Ph.D.	500	$7,160	143,666	60,834	$ 1,993,890	$ 970,185
Robert B. Milder	—	—	175,458	53,542	$ 2,745,231	$ 868,024
Vladimir E. Ostoich, Ph.D.	25,625	$326,481	185,958	53,542	$ 2,846,026	$ 868,024

(1)	Amounts shown under the column “Value Realized” are based on the fair market value of our common stock on the exercise date as reported on the Nasdaq National Market less the aggregate exercise price.

(2)

Options to purchase our common stock generally vest as to one-fourth of the option grant on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee’s continuous employment with Abaxis. All options are exercisable only to the extent vested.

(3)

The value of the unexercised in-the-money options is based on the reported closing price of our common stock ($20.32 per share) on the Nasdaq National Market on March 31, 2004, the last trading day in our fiscal year ended March 31, 2004, and is net of the exercise price of such options.

Compensation of Directors

In fiscal 2004, all of our non-employee directors received compensation in the amount of $2,258 per Board meeting they attended plus reimbursement of reasonable travel expenses incurred. Each of our non-employee directors also receives an automatic annual grant of options to purchase 4,000 shares of our common stock under our 1998 Stock Option Plan.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth as of June 1, 2004 certain information with respect to the beneficial ownership of our common stock by (i) the persons named in the Summary Compensation Table; (ii) each of our directors, and (iii) all of our executive officers and directors as a group. There are no persons known to us that are the beneficial owners of more than 5% of our outstanding common stock.

Name and Address of Beneficial Owner (1)	Shares Beneficially Owned	Percent of Abaxis Common Stock Outstanding (2)

Executive Officers
Clinton H. Severson (3)	824,917	4.2%
Vladimir E. Ostoich, Ph.D. (4)	444,593	2.3%
Robert B. Milder (5)	238,860	1.2%
Kenneth P. Aron, Ph.D. (6)	173,631	*
Alberto R. Santa Ines (7)	90,565	*

Outside Directors
Richard J. Bastiani, Ph.D. (8)	65,333	*
Ernest S. Tucker, III, M.D. (9)	48,333	*
Prithipal Singh, Ph.D. (10)	38,000	*
Brenton G. A. Hanlon (11)	36,667	*
Henk J. Evenhuis(12)	6,667	*

Executive officers and directors as a group (10 persons) (13)	1,967,566	10.1%

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

(2)

The percentages shown in this column are calculated from the 19,520,237 shares of common stock outstanding on March 31, 2004, exercise of warrants and options held by that person that are currently exercisable or which are exercisable within sixty calendar days of June 1, 2004, and are deemed outstanding in accordance with the rules of the Securities and Exchange Commission.

(3)	Includes:
	•	163,517 shares;
	•	9,900 shares issuable upon the exercise of warrants; and
	•	651,500 shares subject to stock options exercisable by Mr. Severson within sixty days of June 1, 2004.

(4)	Includes:
	•	56,040 shares;
	•	31,500 shares held by Dr. Ostoich’s IRA;
	•	29,500 shares held by Mrs. Ostoich’s IRA;
	•	117,328 shares held by the Vladimir Ostoich and Liliana Ostoich Trust Fund, for the benefit of Dr. Ostoich and his wife;
	•	7,600 shares issuable upon the exercise of warrants; and
	•	202,625 shares subject to stock options exercisable by Dr. Ostoich within sixty days of June 1, 2004.

(5)	Includes:
	•	46,735 shares;
	•	192,125 shares subject to stock options exercisable by Mr. Milder within sixty days of June 1, 2004.

(6)	Includes:
	•	9,131 shares;
	•	164,500 shares subject to stock options exercisable by Dr. Aron within sixty days of June 1, 2004.

(7)	Includes:
	•	17,815 shares;
	•	72,750 shares subject to stock options exercisable by Mr. Santa Ines within sixty days of June 1, 2004.

(8)	Includes:
	•	42,000 shares;
	•	23,333 shares subject to stock options exercisable by Dr. Bastiani within sixty days of June 1, 2004.

(9)	Includes 48,333 shares subject to stock options exercisable by Dr. Tucker within sixty days of June 1, 2004.

(10)	Includes:
	•	16,000 shares;
	•	22,000 shares subject to stock options exercisable by Dr. Singh within sixty days of June 1, 2004.

(11)	Includes:
	•	14,000 shares;
	•	22,667 shares subject to stock options exercisable by Mr. Hanlon within sixty days of June 1, 2004.

(12)	Includes 6,667 shares subject to stock options exercisable by Mr. Evenhuis within sixty days of June 1, 2004.

(13)	Includes:
	•	543,566 shares;
	•	17,500 shares issuable upon the exercise of warrants held individually; and
	•	1,406,500 shares subject to options exercisable within sixty days of June 1, 2004.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the aggregate fees billed to Abaxis for fiscal 2004 and 2003 by Deloitte & Touche LLP:

	Year Ended March 31,
	2004	2003

Audit Fees	$ 241,000	$ 238,000
Audit-Related Fees	9,000	67,000
Tax Fees	86,000	90,000
All Other Fees	8,000	-

Total All Fees	$ 344,000	$ 395,000

“Audit-related fees” billed during fiscal 2004 and 2003 were for services related to accounting consultation and review of documents filed with the Securities and Exchange Commission. “Tax Fees” consist of fees billed for professional services rendered for preparation and review of income tax returns, tax compliance and tax advice. “All Other Fees” consist of fees for products and services other than the services reported above. In fiscal 2004, this category included fees related to an informational workshop on internal controls.

The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for the Company by its independent auditor. The Audit Committee has considered the role of Deloitte & Touche LLP in providing audit, audit-related and tax services to Abaxis and has concluded that such services are compatible with Deloitte & Touche’s role as Abaxis’ independent auditor.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	List of documents filed as part of this report:

1.	Financial Statements

Reference is made to the Index to Financial Statements under Item 8 of Part II of this report, where these documents are included.

2.	Financial Statement Schedules

Report of Independent Registered Public Accounting Firm

Schedule II – Valuation and Qualifying Accounts and Reserves

Other financial statement schedules are not included because they are not required or the information is otherwise shown in the financial statements or notes thereto.

3. Exhibits filed with this Report on Form 10-K

The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this report.

(b)	Reports on Form 8-K

On January 29, 2004, we filed a Current Report on Form 8-K to release our quarterly earnings announcement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2004.

ABAXIS, INC.
BY	/s/ Clinton H. Severson
Clinton H. Severson
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Severson	President, Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2004
Clinton H. Severson

/s/ Alberto R. Santa Ines	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	June 14, 2004
Alberto R. Santa Ines

/s/ Richard J. Bastiani, Ph.D.	Director	June 14, 2004
Richard Bastiani

/s/ Henk J. Evenhuis	Director	June 14, 2004
Henk J. Evenhuis

/s/ Brenton G. A. Hanlon	Director	June 14, 2004
Brenton G. A. Hanlon

/s/ Prithipal Singh, Ph.D.	Director	June 14, 2004
Prithipal Singh, Ph.D.

/s/ Ernest S. Tucker III	Director	June 14, 2004
Ernest S. Tucker III
62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Abaxis, Inc.:

We have audited the financial statements of Abaxis, Inc. (the “Company”) as of March 31, 2004 and 2003, and for each of the three years in the period ended March 31, 2004, and have issued our report thereon dated June 11, 2004; such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule listed in Item 15(a)(2). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California

June 11, 2004

Schedule II

Abaxis, Inc.

Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Year	Additions Charged to Expenses	Deductions from Reserves	Balance at End of Year

Reserve for Doubtful Accounts & Sales Allowances
Year ended March 31, 2004	$ 267,000	$ 586,000	$ 596,000	$ 257,000
Year ended March 31, 2003	244,000	422,000	399,000	267,000
Year ended March 31, 2002	357,000	52,000	165,000	244,000

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Restated Articles of Incorporation (4)
3.2	By-laws (2)
4.2	Form of Warrant Agreement issued to purchasers of Series D Convertible Preferred Stock(7)
4.4	Registration Rights Agreement dated as of March 29, 2002 (10)
4.5	Form of Warrant Agreement issued to purchasers of Series E Convertible Preferred Stock(10)
10.5	1989 Stock Option Plan, as amended and restated as the 1998 Stock Option Plan, and forms of agreement (3)
10.6	1992 Outside Directors Stock Option Plan and forms of agreement (4)
10.7	401(k) Defined Contribution Plan (2)
10.13	Exclusive Distribution Agreement dated September 20, 1991 between the Company and Teramecs (1)(2)
10.14	Sponsored Research Agreement dated as of September 20, 1991 between the Company and Teramecs (1)(2)
10.15	Development Agreement between the Company and Becton Dickinson and Company (through its Becton Dickinson Immunocytometry Systems Division) dated April 9, 1993 (1)(4)
10.17	Supply Agreement between the Company and Becton Dickinson and Company (through its Becton Dickinson Immunocytometry Systems Division) dated September 16, 1994 (1)(5)
10.18	Licensing agreement between the Company and Pharmacia Biotech, Inc. dated October 1, 1994 (1)(5)
10.20	Employment Agreement with Mr. Clinton H. Severson dated March 31, 1997.(6)
10.25	Lease Agreement with Principal Development Investors, LLC, dated June 21, 2000 (9)
10.26	Employee Retention Incentive Agreement with Mr. Alberto R. Santa Ines, as amended, as of May 1, 2002. (11)
10.27	Joint Defense Agreement by and between Abaxis, Inc. and S.A. Scientific, Inc. dated as of May 8, 2002(11)
10.28	Loan and Security Agreement with Comerica Bank - California dated March 13, 2002 (12)
10.29	First and Second Modification to Loan and Security Agreement with Comerica Bank - California dated March 29, 2002 (12)
10.30	Loan Revision/Extension Agreement with Comerica Bank - California dated March 29, 2002 (12)
10.31	Loan Revision/Extension Agreement with Comerica Bank - California dated September 23, 2002 (13)
10.32+	Letter Setting Forth Additional Terms of Relationship Between Abaxis and Pharmacia Biotech dated as of June 9, 1997 (13)
10.33	Letter from Abaxis to Becton Dickinson and Company dated December 12, 1997 (13)

10.34	Distribution Agreement by and between Diatron Messtechnik GmbH and Abaxis, dated November 13, 2003(16)
10.35	Distribution Agreement by and between Scil Animal Care Company GmbH and Abaxis, Inc., dated September 1, 2001(15)
10.36	Loan and Security Agreement by and between Abaxis and Comerica Bank-California dated as of September 8, 2003 (14)
14.1	Code of Ethics
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Confidential treatment of certain portions of these agreements has been granted by the Securities and Exchange Commission.

(2)	Incorporated by reference from Registration Statement No. 33-44326 filed December 11, 1991.

(3)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 1992.

(4)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 1993.

(5)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(6)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(7)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K on October 19, 2000.

(8)	Incorporated by reference to the exhibit filed with our Amended Current Report on Form 8-K/A on January 5, 2000.

(9)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-3 on January 10, 2000.

(10)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K on May 13, 2002.

(11)	Incorporated by reference to the exhibit filed with our annual report on Form 10-K for the year ended March 31, 2002.

(12)	Incorporated by reference to the exhibit filed with our quarterly report on Form 10-Q for the quarter ended June 30, 2002.

(13)	Incorporated by reference to the exhibit filed with our quarterly report on Form 10-Q for the quarter ended September 30, 2002.

(14)	Incorporated by reference to the exhibit filed with our quarterly report on Form 10-Q for the quarter ended September 30, 2003.

(15)

Incorporated by reference to the exhibit filed with Amendment Number One to our annual report on Form 10K/A for the year ended March 31, 2002, as filed with the Security and Exchange Commission on December 24, 2002.

(16)	Confidential treatment of certain portions of this agreements has been requested from the Securities and Exchange Commission.

        All Schedules have been omitted because the information required to be set forth therein is not applicable or is shown in the Financial Statements or notes thereto.

+ Confidential treatment has been granted as to a portion of this Exhibit.