Form 10-Q
period 2004-06-30
ABAXIS INC
filed 2004-08-09
CIK 881890

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the quarterly period ended June 30, 2004

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number: 000-19720

                                  ABAXIS, INC.
             (Exact name of registrant as specified in its charter)

            California                                     77-0213001
    State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification Number)

                                3240 Whipple Road
                          Union City, California 94587
           (Address of principal executive offices including zip code)

                                 (510) 675-6500
               (Registrant's telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes [X] No [ ].

As of August 3, 2004, there were approximately 19,644,504 shares of the registrant's common stock outstanding.

                                  ABAXIS, INC.
                               Report on Form 10-Q
                       for the Quarter Ended June 30, 2004
                                TABLE OF CONTENTS

         PART I. FINANCIAL INFORMATION

Item 1   Condensed Financial Statements:

               Condensed Statements of Operations -                            3
               Three months ended June 30, 2004 and 2003

               Condensed Balance Sheets - June 30, 2004 and
               March 31, 2004                                                  4

               Condensed Statements of Cash Flows -                            5
               Three months ended June 30, 2004 and 2003

               Notes to Condensed Financial Statements                         6

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           10

Item 3    Quantitative and Qualitative Disclosures About Market Risk
                                                                              24

Item 4    Controls and Procedures                                             24

           PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                                   25

Item 2    Changes in Securities and Use of Proceeds                           25

Item 3    Defaults Upon Senior Securities                                     25

Item 4    Submission of Matters to a Vote of Security Holders                 25

Item 5    Other Information                                                   25

Item 6    Exhibits and Reports on Form 8-K                                    25

          Signatures                                                          26

PART I:  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                                  Abaxis, Inc.
                       Condensed Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended
                                                                 June 30,
                                                       ----------------------------
                                                           2004             2003
                                                       ------------    ------------
Revenues:
   Product sales, net                                  $ 13,207,000    $ 10,291,000
   Development and licensing revenue                         35,000          35,000
                                                       ------------    ------------
Total revenues                                           13,242,000      10,326,000
                                                       ------------    ------------
Costs and operating expenses:
   Cost of product sales                                  6,074,000       5,220,000
   Selling, general and administrative                    3,641,000       3,217,000
   Research and development                               1,237,000       1,032,000
                                                       ------------    ------------
Total costs and operating expenses                       10,952,000       9,469,000
                                                       ------------    ------------
Income from operations                                    2,290,000         857,000
Interest and other income                                    60,000          48,000
Interest and other expense                                   (6,000)        (18,000)
                                                       ------------    ------------
Net income before income taxes                            2,344,000         887,000
Income tax provision                                        910,000          24,000
                                                       ------------    ------------
Net income                                                1,434,000         863,000
Preferred dividends                                            --          (204,000)
                                                       ------------    ------------
Net income attributable to common shareholders         $  1,434,000    $    659,000
                                                       ============    ============
Basic net income per share                             $       0.07    $       0.04
                                                       ============    ============
Diluted net income per share                           $       0.07    $       0.04
                                                       ============    ============
Weighted average common shares outstanding - basic       19,575,000      16,921,000
                                                       ============    ============
Weighted average common shares outstanding - diluted     21,901,000      17,480,000
                                                       ============    ============

See notes to condensed financial statements.

                                  Abaxis, Inc.
                            Condensed Balance Sheets

                                                                      June 30,        March 31,
                                                                        2004            2004
                                                                    ------------    ------------
                                                                     (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents                                           $ 10,670,000    $  9,324,000
Short-term investments                                                 7,998,000       7,998,000
Trade receivables (net of allowances of $328,000 at June 30, 2004
  and $257,000 at March 31, 2004)                                      9,023,000       8,202,000
Inventories                                                            5,829,000       5,736,000
Prepaid expenses                                                         439,000         384,000
Net deferred tax asset - current                                       1,026,000         609,000
                                                                    ------------    ------------
  Total current assets                                                34,985,000      32,253,000
Property and equipment, net                                            8,352,000       8,191,000
Intangible assets, net                                                   656,000         675,000
Deposits and other assets                                                135,000         155,000
Net deferred tax asset - non-current                                  19,718,000      20,624,000
                                                                    ------------    ------------
Total assets                                                        $ 63,846,000    $ 61,898,000
                                                                    ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable                                                    $  2,548,000    $  2,721,000
Dividends payable                                                           --            28,000
Accrued payroll and related expenses                                   2,387,000       2,853,000
Other accrued liabilities                                                507,000         319,000
Warranty reserve                                                         164,000         181,000
Deferred revenue                                                         266,000         264,000
Current portion of capital lease obligations                              21,000          22,000
                                                                    ------------    ------------
  Total current liabilities                                            5,893,000       6,388,000
                                                                    ------------    ------------
Capital lease obligations, less current portion                           11,000          16,000
Deferred rent                                                            425,000         409,000
Deferred revenue, less current portion                                   546,000         474,000
Commission obligation, less current portion                               33,000          39,000
                                                                    ------------    ------------
  Total non-current liabilities                                        1,015,000         938,000
                                                                    ------------    ------------
Commitments and contingencies (Note 7)

Shareholders' equity:
  Common stock, no par value: authorized shares -
    35,000,000; issued and outstanding shares - 19,634,128
    at June 30, 2004 and 19,520,237 at March 31, 2004                 93,373,000      92,441,000
  Accumulated deficit                                                (36,435,000)    (37,869,000)
                                                                    ------------    ------------
           Total shareholders' equity                                 56,938,000      54,572,000
                                                                    ------------    ------------
Total liabilities and shareholders' equity                          $ 63,846,000    $ 61,898,000
                                                                    ============    ============

See notes to condensed financial statements.

                                  Abaxis, Inc.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                    Three Months Ended
                                                                         June 30,
                                                                ----------------------------
                                                                    2004            2003
                                                                ------------    ------------
Operating activities:
Net income                                                      $  1,434,000    $    863,000
Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation and amortization                                      438,000         377,000
  Gain on disposal of equipment                                       (2,000)           --
  Stock option income tax benefits                                   300,000            --
  Common stock issued for employee benefit plans                        --            38,000
  Stock based compensation, including amortization
    of deferred stock compensation                                      --             8,000
  Changes in operating assets and liabilities:
     Trade receivables                                              (821,000)        427,000
     Inventories                                                     (88,000)       (628,000)
     Prepaid expenses                                                (55,000)        203,000
     Net deferred tax assets - current                              (417,000)           --
     Deposits and other assets                                        20,000          32,000
     Net deferred tax assets - non-current                           906,000            --
     Accounts payable                                               (173,000)       (276,000)
     Accrued payroll and related expenses                           (466,000)        310,000
     Warranty reserve and other accrued liabilities                  171,000          (2,000)
     Deferred rent                                                    16,000          24,000
     Deferred revenue                                                 74,000          (2,000)
     Long-term commission obligation                                  (6,000)           --
                                                                ------------    ------------
Net cash provided by operating activities                          1,331,000       1,374,000
                                                                ------------    ------------
Investing activities:
Purchase of property and equipment                                  (590,000)       (140,000)
Proceeds from disposal of equipment                                    7,000            --
                                                                ------------    ------------
Net cash used in investing activities                               (583,000)       (140,000)
                                                                ------------    ------------
Financing activities:
Repayment of equipment financing                                        --          (116,000)
Repayment of capital lease obligations                                (6,000)        (18,000)
Exercise of warrants and common stock options                        604,000          68,000
                                                                ------------    ------------
Net cash provided by (used in) financing activities                  598,000         (66,000)
                                                                ------------    ------------
Net increase in cash and cash equivalents                          1,346,000       1,168,000
Cash and cash equivalents at beginning of period                   9,324,000      10,430,000
                                                                ------------    ------------
Cash and cash equivalents at end of period                      $ 10,670,000    $ 11,598,000
                                                                ============    ============
Supplemental disclosures of cash flow information:
   Cash paid for interest                                       $      4,000    $     18,000
                                                                ============    ============
   Cash paid for taxes                                          $      9,000    $     14,000
                                                                ============    ============
Noncash financing activities:
   Preferred stock dividends                                    $       --      $    204,000
                                                                ============    ============
   Issuance of common stock for conversion of preferred stock
     and payment of dividends payable                           $     28,000    $    408,000
                                                                ============    ============

See notes to condensed financial statements.

                                  ABAXIS, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS

                                   (Unaudited)

1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2004. The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented. Certain amounts as presented in the financial statements for the previous periods have been reclassified to conform to the fiscal year ending March 31, 2005 financial statement presentation. The results for the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2005 or for any future period.

Comprehensive Income - Comprehensive income was the same as net income for the three months ended June 30, 2004 and 2003.

Pro Forma Net Income and Net Income per Share

The Company has adopted the disclosure provisions of SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation." These disclosure provisions require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company did not change to using the fair value based method of accounting for stock-based employee compensation as permitted by the voluntary transition provisions of SFAS 148; and therefore, adoption of SFAS No. 148 did not have an impact on the financial position, results of operations or cash flows of the Company.

Had compensation cost been recognized based on the fair value at the date of grant, the Company's net income and basic and diluted net income per share would have been as follows:

                                                    Three Months Ended
                                                          June 30,
                                               ----------------------------
                                                   2004            2003
                                               -------------    -----------
Net income:
  As reported                                  $   1,434,000    $   863,000

Less stock-based compensation expense
  determined under the fair value method for
  all awards, net of related tax effects            (691,000)      (347,000)
                                               -------------    -----------
  Pro forma net income                         $     743,000    $   516,000
                                               -------------    -----------
Net income per share:
  As reported - basic                          $        0.07    $      0.04
  Pro forma - basic                            $        0.04    $      0.03

  As reported - diluted                        $        0.07    $      0.04
  Pro forma - diluted                          $        0.03    $      0.03

The Company's calculations were made using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred. The following are the weighted average assumptions:

                                                      Three Months Ended
                                                            June 30,
                                                  -----------------------------
                                                     2004             2003
                                                  ---------         -----------
Expected life of option ..............            6 years            6 years
Risk-free interest rate ..............               4.19%               2.78%
Dividend yield .......................               0.00%               0.00%
Volatility ...........................                 59%                 61%



New Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," in January 2003, and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. The adoption of FIN 46-R in the first quarter of fiscal 2005 did not have an impact on the financial position, results of operations or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 at the beginning of fiscal 2003. On March 31, 2004, the FASB issued an exposure draft, "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement would require that stock-based compensation be recognized as a cost in the financial statements and that such cost be measured based on the fair value of the stock-based compensation. If issued in final form as proposed by the FASB, adoption of this proposed statement would have a material, although non-cash, impact on the Company's statement of operations.

In March 2004, the EITF reached a final consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments", to provide additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary. The Company expects that the adoption of this issue will not have an effect on its operating results or financial condition.

3.  NET INCOME PER SHARE

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share:

                                                                    Three Months Ended
                                                                         June 30,
                                                               -----------------------------
                                                                  2004                2003
                                                               ----------         ----------
Weighted average shares of common stock outstanding
  used in calculating basic net income per share               19,575,000         16,921,000

Weighted average number of dilutive stock options and
  warrants outstanding using the treasury stock method          2,326,000            559,000
                                                               ----------         ----------
Weighted average shares of common stock outstanding
  used in calculating diluted net income per share             21,901,000         17,480,000
                                                               ==========         ==========


Diluted net income per share does not include the effect of the following common equivalent shares related to outstanding options and warrants, using the treasury stock method and related to preferred shares issuable upon conversion of preferred stock, as their effect would be antidilutive for the three months ended June 30, 2004 and 2003:

                                                  Three Months Ended
                                                      June 30,
                                             ---------------------------
                                               2004               2003
                                             ---------------------------
                                                 (number of shares)
Series D convertible preferred stock                 0           930,000
Series E convertible preferred stock                 0           857,000
Options to purchase common stock               870,000         1,291,000
Warrants to purchase common stock              185,000         1,277,000
                                             ---------         ---------
                                             1,055,000         4,355,000
                                             =========         =========


4.  INVENTORY

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

                         June 30,           March 31,
                           2004               2004
                        ----------         -----------
Raw materials           $2,921,000         $2,886,000
Work-in-process          1,369,000          1,654,000
Finished goods           1,539,000          1,196,000
                        ----------         ----------
                        $5,829,000         $5,736,000
                        ==========         ==========

5.  WARRANTY RESERVES

The Company provides for the estimated future costs to be incurred under the Company's standard warranty obligations of one year. Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

The warranty reserve activity is summarized as follows for the three-month periods ended June 30, 2004 and 2003:

                                           Three Months Ended
                                                 June 30,
                                       ----------------------------
                                         2004              2003
                                       ----------------------------
Balance beginning of period            $ 181,000          $ 123,000
Provision for warranty expense            12,000             60,000
Warranty costs incurred                  (29,000)           (38,000)
                                       ---------          ---------
Balance end of period                  $ 164,000          $ 145,000
                                       =========          =========

6.  LINE OF CREDIT

The Company has established a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000, bears interest at the bank's prime rate minus 0.25%, which totaled 4.00% at June 30, 2004, and is payable monthly. Of the $2,000,000 available, $820,000 was committed to secure a letter of credit for the Company's facilities lease. At June 30, 2004, there was no amount outstanding under the Company's line of credit. The weighted average interest rate on the line of credit during the three months ended June 30, 2004 and 2003 was 3.75% and 4.24%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that the Company have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000. The Company is also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2004 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2005. In addition, the Company is required to have a quick ratio, as defined, of not less than 1.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000. At June 30, 2004, the Company was in compliance with these covenants.

Borrowings under the line of credit are collateralized by the Company's net book value of assets of $56.9 million at June 30, 2004 including its intellectual property.

7.  COMMITMENTS AND CONTINGENCIES

In November 2003, the Company entered into an OEM agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase DIATRON hematology instruments. Under the terms of the agreement, the Company is committed to purchase a minimum number of hematology units from DIATRON once the product was qualified for sale. Qualification occurred in May 2004 and accordingly, the Company has minimum purchase commitments. As of June 30, 2004, the outstanding commitment for fiscal 2005 through 2009 was $1,386,000, $2,657,000, $2,657,000,
$2,657,000 and $2,657,000, respectively.

8.  CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to clinicians with rapid blood constituent measurement requirements. The following is a summary of revenues from external customers for each group of products and services provided by the Company:

                                                Three Months Ended
                                                      June 30,
                                          -------------------------------
                                             2004                2003
                                          -----------         -----------
Blood chemistry analyzers                 $ 4,155,000         $ 3,152,000
Reagent discs and kits                      8,456,000           6,478,000
Other                                         596,000             661,000
                                          -----------         -----------
  Product sales, net
                                           13,207,000          10,291,000
Development and licensing revenue              35,000              35,000
                                          -----------         -----------
Total revenues                            $13,242,000         $10,326,000
                                          ===========         ===========

The following is a summary of revenues by customer group:

                                Three Months Ended
                                     June 30,
                          -------------------------------
                             2004                2003
                          -----------         -----------
Medical Market            $ 2,240,000         $ 1,607,000
Veterinary Market          10,510,000           8,246,000
Other                         492,000             473,000
                          -----------         -----------
Total revenues            $13,242,000         $10,326,000
                          ===========         ===========

Two distributors, Vedco Inc. and DVM Resources accounted for 26% and 16%, respectively, of total revenues for the three-month period ended June 30, 2004 and 2003. The following is a summary of revenues by geographic region based on customer location:

                                     Three Months Ended
                                          June 30,
                               -------------------------------
                                  2004                2003
                               -----------         -----------
United States                  $11,512,000         $ 9,088,000
Europe                           1,296,000             988,000
Asia and Latin America             434,000             250,000
                               -----------         -----------
Total revenues                 $13,242,000         $10,326,000
                               ===========         ===========


Substantially all of the Company's long-lived assets are located in the United States.

9. Redeemable Convertible Preferred Stock -- Series E

Redeemable Convertible Preferred Stock - Series E - In October 2003, under the terms of the Company's Certificate of Determination with respect to the Series E Preferred Stock (the "Series E Preferred"), the Series E convertible preferred stock automatically converted into shares of common stock after twenty consecutive trading days where the per share closing price of the Company's common stock as reported on the Nasdaq National Market exceeded $12.00. During fiscal 2004, 5,570 shares of Series E convertible preferred stock were converted into 856,907 shares of common stock in accordance with the specified exchange ratio.

10.  SHAREHOLDERS' EQUITY

Convertible Preferred Stock - Series D - In October 2003, under the terms of the Company's Certificate of Determination with respect to the Series D Preferred Stock (the "Series D Preferred"), the Series D convertible preferred stock automatically converted into shares of common stock after twenty consecutive trading days where the per share closing price of the Company's common stock as reported on the Nasdaq National Market exceeded $14.00. During fiscal 2004, 6,508 shares of Series D convertible preferred stock were converted into 929,699 shares of common stock in accordance with the specified exchange ratio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Management's Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect Abaxis' current views with respect to future events and financial performance. In this report, the words "will," "anticipates," "believes," "expects," "future," "intends," "plans," and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include the market acceptance of our products and the continuing development of our products, required United States Food and Drug Administration ("FDA") clearance and other government approvals, risks associated with manufacturing and distributing our products on a commercial scale, free of defects, risks related to the introduction of new instruments manufactured by third parties, risks associated with entering the human diagnostic market on a larger scale, risks related to the protection of the Company's intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, risks associated with the ability to attract, train and retain competent sales personnel, general market conditions and competition. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Abaxis assumes no obligation to update any forward-looking statements as circumstances change.

Business Overview

Abaxis, Inc. ("us" or "we"), incorporated in California in 1989, develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurements. Our principal offices are located at 3240 Whipple Road, Union City, California 94587 and our telephone number at that location is
(510) 675-6500. Our Internet address is www.abaxis.com. We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission. Our common stock trades on the Nasdaq National Market under the symbol "ABAX."

Our primary product is a blood analysis system, consisting of a compact 6.9 kilogram (15 pounds) analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 13 tests on veterinary patients and 14 tests on human patients. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma samples. The system provides test results in less than 14 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer. We currently market this system for veterinary use under the name VetScan(R) and in the human medical market under the name Piccolo(R).

Through April 2004, we marketed a veterinary hematology analyzer under the name VetScan HMT, which provided a complete blood count including three-part white blood cell differential in less than 2 minutes and required only 12 microliters of whole blood. It provided results for eight selectable species, plus two user configurable programs. We marketed one type of reagent kit with this analyzer. We purchased the hematology analyzer and reagent kits from Melet Schloesing Laboratoires of France. We will continue to support and service our current population of VetScan HMT hematology customers.

In May 2004, we introduced a hematology instrument ("VetScan HMII") that offers an 18-parameter CBC (complete blood count) analysis, including a three-part white blood cell differential for the diagnostic assessment of patients by the veterinarian in their clinic. We entered into an original equipment manufacturing ("OEM") agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase the DIATRON hematology instruments commencing in the fiscal quarter that the instruments were qualified, which was the first quarter of fiscal 2005. We market the combination of the VetScan and the VetScan HMII under the name VetScan DXS.

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

Results of Operations

Total Revenues


                                                 Three Months Ended                  Percentage
                                                      June 30,                         Change
                                          --------------------------------          -----------
                                              2004                 2003
                                          --------------------------------
Blood chemistry analyzers                 $ 4,155,000          $ 3,152,000                   32%
  Percentage of total revenues                     31%                  31%

Reagent discs and kits                      8,456,000            6,478,000                   31%
  Percentage of total revenues                     64%                  63%

Other                                         596,000              661,000                  (10%)
  Percentage of total revenues                      5%                   6%
                                          -----------          -----------          -----------

Product sales, net                         13,207,000           10,291,000                   28%

Development and licensing revenue              35,000               35,000                    0%

                                          -----------          -----------          -----------
Total revenues                            $13,242,000          $10,326,000                   28%
                                          ===========          ===========          ===========


Total revenues increased 28% from $10,326,000 for the three months ended June 30, 2003 to $13,242,000 for the three months ended June 30, 2004. The growth in revenue was partially due to increased sales of our VetScan and Piccolo systems of 52% or $1,004,000 resulting from improved sales productivity of our VetScan systems per sales personnel in the United States and the increasing awareness of our Piccolo systems sold to the physicians office market segment. The growth in revenue is also due to increased sales of veterinary and medical reagent discs and hematology reagent kits of 31% or $1,978,000, which is attributable to increased worldwide demand in both the veterinary and medical markets and driven by increased unit sales due to a higher consumption rate of users and to the expanded installed base of our VetScan and Piccolo systems. This increase in the sales of our reagent discs and hematology reagent kits is consistent with our belief that there will be increasing recurring reagent disc revenue as our product lines achieve greater market penetration and more consistent utilization.

Revenues from the medical market increased by 39% or $633,000 from $1,607,000 for the three months ended June 30, 2003 to $2,240,000 for the three months ended June 30, 2004. In the medical market, sales of our Piccolo system increased 51% or $403,000 primarily due to the increasing awareness of the Piccolo systems sold to the physicians office market segment. We sold 95 Piccolo systems during the three months ended June 30, 2004, a 73% increase from 55 Piccolo systems during the three months ended June 30, 2003. We sold 89,000 reagent discs in the medical market during the three months ended June 30, 2004, a 62% increase from 55,000 reagent discs during the three months ended June 30, 2003.

Revenues from the veterinary market increased by 27% or $2,264,000 from $8,246,000 for the three months ended June 30, 2003 to $10,510,000 for the three months ended June 30, 2004. In the veterinary market, sales of our VetScan and hematology systems increased 25% or $600,000, mainly resulting from improved sales productivity of our VetScan systems per sales personnel in the United States. We sold a total of 369 instruments, including both VetScan and hematology systems during the three months ended June 30, 2004, a 23% increase from 301 instruments during the three months ended June 30, 2003. We sold 612,000 reagent discs in the veterinary market during the three months ended June 30, 2004, a 28% increase from 479,000 reagent discs during the three months ended June 30, 2003. Also, we sold 2,974 hematology reagent kits during the three months ended June 30, 2004, an increase of 32% from 2,256 hematology reagent kits sold during the three months ended June 30, 2003. The increase in the sales of our reagent discs and hematology reagent kits is due to a higher consumption rate of users and to the expanded installed base of our VetScan DXS systems.

Revenues by Geographical Location

The following is a summary of revenues by geographic region based on customer location for the three months ended June 30, 2004 and 2003:

                                    Three Months Ended            Percentage
                                          June 30,                  Change
                                 ---------------------------     -----------
                                     2004          2003
                                 ---------------------------
United States                    $11,512,000     $ 9,088,000             27%
  Percentage of total revenues            87%             88%

Europe                             1,296,000         988,000             31%
  Percentage of total revenues            10%             10%

Asia and Latin America               434,000         250,000             74%
  Percentage of total revenues             3%              2%
                                 -----------     -----------    -----------
Total revenues                   $13,242,000     $10,326,000             28%
                                 ===========     ===========    ===========


Total revenues in the United States increased by 27% or $2,424,000 for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. The increase in the United States was attributed to increases in instrument sales of 33% or $876,000 (inclusive of an 18% or $106,000 increase in instrument sales to the U.S. military) and sales of our reagent disc and hematology reagent kits of 28% or $1,607,000. The increase in instrument sales is primarily due to improved sales productivity of our VetScan systems per sales personnel in the United States and the increasing awareness of our Piccolo systems sold to the physicians office market segment. The increase in the sales of our reagent discs and hematology kits is due to both a higher consumption rate of institutional users and to the expanded installed base of VetScan and Piccolo systems.

In the United States, two distributors, Vedco Inc. and DVM Resources accounted for 26% and 16%, respectively, of total worldwide revenues for the three months ended June 30, 2004 and 2003. In April 2004, we signed a distributor agreement with the Veterinary Division of Henry Schein, Inc., a distributor of animal healthcare products and services to veterinary practitioners to sell and distribute the VetScan DXS, along with the associated reagent discs and kits.

Total revenues in Europe increased by 31% or $308,000 for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. The increase in Europe was primarily due to increases in instrument sales of 7% or $27,000 and sales of our reagent disc and hematology reagent kits of 49% or $282,000.

Total revenues in Asia and Latin America increased by 74% or $184,000 for the three months ended June 30, 2004, compared to the three months ended June 30, 2003. The increase in Asia and Latin America was primarily due to increases in instrument sales of 141% or $100,000 and sales of our reagent disc and hematology reagent kits of 53% or $89,000. One distributor, T. Chatani & Co, Ltd. accounted for 63% and 37% of total revenues in Asia and Latin America for the three months ended June 30, 2004 and 2003.

Our goal for fiscal 2005 is to continue the increase in instrument sales worldwide by allocating additional resources to product selling and marketing. We intend to introduce marketing programs emphasizing instrument sales in both the veterinary and medical market. Also, we plan to increase our sales force and offer incentive programs to retain highly skilled sales professionals. We intend to continue our marketing efforts of our Piccolo systems to the U.S. military. Internationally, we will continue to focus our sales efforts in Asia and Europe.

Cost of Product Sales

                                    Three Months Ended              Percentage
                                          June 30,                    Change
                              -------------------------------      -----------
                                 2004                2003
                              -------------------------------

Cost of product sales         $6,074,000          $5,220,000                16%
Percentage of total revenues          46%                 51%

Cost of product sales includes the costs associated with manufacturing, assembly, package, warranty repairs, test and quality assurance for our instrument analyzers and reagent discs and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support. The 5% decrease in cost of product sales as a percent of revenue during the three months ended June 30, 2004, compared to the three months ended June 30, 2003 was attributable to continued increases in sales volume of reagent discs and lower unit costs resulting from improved manufacturing processes and absorption of fixed costs of our facilities. The increase in cost of product sales in absolute dollars was primarily attributable to continued increases in sales volume of instruments and reagent discs.

Selling, General and Administrative Expense

                                        Three Months Ended          Percentage
                                               June 30,                Change
                                      ------------------------      ----------
                                         2004          2003
                                      ------------------------
Selling, general and administrative   $3,641,000    $3,217,000            13%
Percentage of total revenues                  27%           31%


Selling, general and administrative expenses consist primarily of salaries and benefits, commissions and related expenses for personnel engaged in marketing, advertising, costs associated with promotional and other marketing expenses, customer service and technical service, general corporate functions, including accounting, human resources and legal. We anticipate the dollar amount of selling, general and administrative expenses to increase in fiscal 2005 from fiscal 2004 due to our plan to increase our sales force and offer incentive programs to retain highly skilled sales professionals and we expect an increase in expenses relating to Sarbanes-Oxley compliance and an increase in premiums for our general business insurance.

Research and Development Expense

                                    Three Months Ended               Percentage
                                         June 30,                      Change
                               ------------------------------        ----------
                                     2004           2003
                               ------------------------------
Research and development       $1,237,000          $1,032,000                20%
Percentage of total revenues            9%                 10%


Research and development expenses consist of salaries and benefits, related expenses associated with the development of clinical trials of new test methods and the enhancement of existing products. Research and development expenses increased by 20% or $205,000 in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003. The increase is primarily due to new product development in both the veterinary and medical markets. We anticipate the dollar amount of research and development expenses to increase in fiscal 2005 from fiscal 2004 but remain consistent as a percentage of total revenues, as we complete new products for both the veterinary and medical markets. There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful.

Interest and Other, Net

The following table sets forth our interest and other income, net for the three months ended June 30, 2004 and 2003:

                                                       Three Months Ended        Percentage
                                                             June 30,              Change
                                                     ----------------------       ---------
                                                      2004          2003
                                                     ----------------------
Interest income                                      $ 60,000      $ 48,000             25%
Interest expense and other income (expense), net       (6,000)      (18,000)           (67)%
                                                     --------      --------        -------
                                                     $ 54,000      $ 30,000             80%
                                                     ========      ========        =======

Interest Income

Interest income was $60,000 and $48,000 for the three months ended June 30, 2004 and 2003, respectively. Interest income primarily consists of interest earned on cash and cash equivalents. The increase of 25% or $12,000, in the three months ended June 30, 2004, as compared to the three months ended June 30, 2003 was primarily due to higher average invested balances.

Interest Expense and Other Income (Expense), Net

Interest expense and other income (expense), net was $6,000 and $18,000 for the three months ended June 30, 2004 and 2003, respectively. Interest expense primarily consists of interest incurred on our capital lease, equipment financing loan and on our co-promotion agreement with Abbott Laboratories. The decrease in interest expense was primarily due to the reduced balances on our capital lease and the repayment of our equipment loan in March 2004.

Income Tax Provision

For the three months ended June 30, 2004 and 2003, income tax expense totaled $910,000 and $24,000, respectively, which primarily relates to taxes for federal alternative minimum tax and various state tax jurisdictions. The effective tax rate was 39% and 3% for the three months ended June 30, 2004 and 2003, respectively. The increase in our effective tax rate is attributable to the elimination of the valuation allowance relating to our deferred tax assets in fiscal 2004. The valuation allowance was eliminated because we concluded that it was more likely than not that the deferred tax assets would be realized.

Preferred Dividends

Preferred dividends accounted for $0 and $204,000 for the three months ended June 30, 2004 and 2003, respectively. In October 2003, under the terms of our respective Certificate of Determination with respect to both the Series D Preferred Stock and Series E Preferred Stock, all outstanding shares of the Series D Preferred and the Series E Preferred automatically converted into shares of common stock after twenty consecutive trading days where the per share closing price of our common stock as reported on the Nasdaq National Market exceeded $14.00 and $12.00, respectively. Consequently, we have eliminated our obligation to pay an ongoing annual dividend to the holders of the Series D Preferred and Series E Preferred.

Liquidity and Capital Resources

As of June 30, 2004, we had $18,668,000 in cash, cash equivalents and short-term investments as compared to $17,322,000 at March 31, 2004.

Cash provided (used) in the three months ended June 30, 2004 and 2003 was as follows:

                                                        Three Months Ended
                                                             June 30,
                                                    ---------------------------
                                                       2004             2003
                                                    ---------------------------
Cash provided by operating activities               $ 1,331,000     $ 1,374,000
Cash used in investing activities                      (583,000)       (140,000)
Cash provided by (used in) financing activities         598,000         (66,000)
                                                    -----------     -----------
  Net increase in cash and cash equivalents         $ 1,346,000     $ 1,168,000
                                                    ===========     ===========

Operating Activities - Net cash provided by operating activities for the three months ended June 30, 2004 was $1,331,000. This was primarily the result of net income of $1,434,000 offset by the effects of non-cash expenses including depreciation and amortization of $438,000, stock option income tax benefits of $300,000, an increase in current net deferred tax assets of $417,000 and a decrease in non-current net deferred tax assets of $906,000. Other changes included a decrease of $20,000 in deposits and other assets, increases totaling $261,000 in deferred rent, deferred revenue, and warranty reserve and other accrued liabilities. Uses of cash from operating activities included increases totaling $964,000 in accounts receivables, inventories and prepaid expenses and decreases totaling $645,000 in accounts payable, accrued payroll and related expenses and long-term commission obligation.

We anticipate that we will incur incremental additional costs to support our future operations, including further commercialization of our products and development of new test methods that will allow us to expand our veterinary market and further penetrate the human diagnostic market; acquisition of capital equipment for our manufacturing facility, which includes the ongoing costs related to continuing development of our current and future products; and additional pre-clinical testing and clinical trials for our current and future products; and the design and production of our next generation blood chemistry analyzers.

We anticipate that our existing capital resources, available line of credit and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through at least the next twelve months. Our future capital requirements will largely depend upon the increased market acceptance of our point-of-care blood analyzer products. However, our sales for any future periods are not predictable with a significant degree of certainty. Regardless, we may seek to raise additional funds to leverage our internal expansion into the human medical market or pursue strategic acquisition opportunities.

Investing Activities - Net cash used in investing activities for the three months ended June 30, 2004 was $583,000, and was primarily related to the purchase of $590,000 of property and equipment. Net cash used in investing activities for the three months ended June 30, 2003 was $140,000. The increase in property and equipment primarily related to purchases in property and equipment to support our increasing capacity requirements and new product introduction.

We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.

Financing Activities - Net cash provided by financing activities of $598,000 for the three months ended June 30, 2004 included $604,000 from the exercise of common stock options and warrants offset by repayments totaling $6,000 on our capital lease obligations. Net cash used in financing activities of $66,000 for the three months ended June 30, 2003 included net cash proceeds of $68,000 from the exercise of common stock options and warrants offset by repayments totaling $134,000 on our capital equipment loan and capital lease obligations. In March 2004, we paid off the outstanding balance on our equipment financing loan.

Preferred Stock - In October 2003, under the terms of our respective Certificate of Determination with respect to both the Series D Preferred Stock (the "Series D Preferred") and Series E Preferred Stock (the "Series E Preferred"), the Series D Preferred and the Series E Preferred automatically converted into shares of common stock after twenty consecutive trading days where the per share closing price of our common stock as reported on the Nasdaq National Market exceeded $14.00 and $12.00, respectively. Elective conversions, coupled with the automatic conversion of all remaining outstanding Series E Preferred Stock, resulted in the conversion of 5,570 shares of Series E Preferred Stock into 856,907 shares of common stock during fiscal 2004. Elective conversions, coupled with the automatic conversion of all remaining outstanding Series D Preferred Stock, resulted in the conversion of 6,508 shares of Series D Preferred Stock into 929,699 shares of common stock during fiscal 2004. Consequently, we have eliminated our obligation to pay an ongoing annual dividend that the holders of the Series D Preferred and Series E Preferred would have otherwise received in either cash or shares of our common stock.

Line of Credit - We have established a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000, bears interest at the bank's prime rate minus 0.25%, which totaled 4.00% at June 30, 2004, and is payable monthly. Of the $2,000,000 available, $820,000 was committed to secure a letter of credit for our facilities lease. At June 30, 2004, there was no amount outstanding under our line of credit. The weighted average interest rate on the line of credit during the three months ended June 30, 2004 and 2003 was 3.75% and 4.24%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000. We are also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2004 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2005. In addition, we are required to have a quick ratio, as defined, of not less than 1.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000. At June 30, 2004, we were in compliance with these covenants.

Borrowings under the line of credit are collateralized by our net book value of assets of $56.9 million at June 30, 2004 including our intellectual property.

Critical Accounting Policies - We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to the identified critical accounting policies on our business operations are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 filed with the Securities and Exchange Commission.

Contingencies - We are involved from time to time in various litigation matters in the normal course of business. We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

New Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," in January 2003, and a revised interpretation of FIN 46 ("FIN 46-R") in December 2003. FIN 46 requires certain variable interest entities ("VIEs") to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, we have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary. The adoption of FIN 46-R in the first quarter of fiscal 2005 did not have an impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure" which amends FASB Statement No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 at the beginning of fiscal 2003. On March 31, 2004, the FASB issued an exposure draft, "Share-Based Payment, an Amendment of FASB Statements No. 123 and 95." This proposed statement would require that stock-based compensation be recognized as a cost in the financial statements and that such cost be measured based on the fair value of the stock-based compensation. If issued in final form as proposed by the FASB, our adoption of this proposed statement would have a material, although non-cash, impact on our statement of operations.

In March 2004, the EITF reached a final consensus on Issue 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments", to provide additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary. We expect that the adoption of this issue will not have an effect on our operating results or financial condition.

RISK FACTORS THAT MAY AFFECT OUR PERFORMANCE

      Our future performance is subject to a number of risks. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline. You should also refer to other information contained in our annual report for the fiscal year ended March 31, 2004, as filed on Form 10-K, including the financial statements included therein and the notes related thereto.

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

We Have Not Been Consistently Profitable; We Must Increase Sales Of Our Piccolo And VetScan DXS Products To Maintain Consistent Profitability

      We recognized a net loss attributable to common shareholders in four of the last twelve fiscal quarters ended June 30, 2004. There can be no assurance that we will experience profitability in the future. As of June 30, 2004, we have incurred cumulative net losses of $36 million. Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our VetScan DXS and Piccolo products. Increasing our sales volume of our products will depend upon our ability to:

      o     continue to develop our products;

      o     increase our sales and marketing activities;

      o     effectively manage our manufacturing activities; and

      o     effectively compete against current and future competitors.

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

      Our periodic operating results have varied in the past. In the future, we anticipate our periodic operating results to vary significantly depending on, but not limited to, a number of factors, including, in addition to those factors discussed elsewhere in this section:

      o     new product announcements made by us or our competitors;

      o changes in our pricing structures or the pricing structures of our competitors;

      o our ability to develop, introduce and market new products on a timely basis;

      o our manufacturing capacities and our ability to increase the scale of these capacities;

      o the mix of product sales between our analyzer and our reagent disc products;

      o     the amount we spend on research and development; and

      o     changes in our strategy.

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

      Further, we expect to incur incremental additional costs to support our future operations, including:

      o further commercialization of our products and development of new test methods to allow us to further penetrate the human diagnostic market and the veterinary diagnostic market;

      o our need to acquire capital equipment for our manufacturing facilities, which includes the ongoing implementation of our semi-automated manufacturing lines to provide capacity for the production of commercial volumes of our products;

      o research and design costs related to the continuing development of our current and future products; and

      o additional pre-clinical testing and clinical trials for our current and future products.

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

We Rely On Patents And Other Proprietary Information, The Loss Of Any Of Which Would Negatively Affect Our Business

      As of June 30, 2004, 33 patent applications have been filed on behalf of Abaxis with the United States Patent and Trademark Office, of which 28 have been issued. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the U.S. Patent and Trademark Office, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

We Continue to Develop Our Marketing And Distribution Experience In the Human Diagnostic Market

      Although we have gained experience marketing our VetScan system products for the past eight years in the veterinary diagnostic market, we have much less experience in marketing the Piccolo System in the human diagnostic market. Accordingly, we have limited sales, marketing and distribution experience, especially in the human diagnostic market. We cannot assure you that:

      o we will be able to establish and maintain effective distribution arrangements in the human medical market;

      o any distribution arrangements that we are able to establish will be successful in marketing our products; or

      o the costs associated with marketing and distributing our products will not be excessive.

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

We Rely On Distributors To Sell Our Products; We Rely On Sole Distributor Arrangements In A Number Of Countries

      We distribute our products primarily through distributors. As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We have a number of distributors in the United States who distribute our VetScan products. Two distributors, Vedco Inc. and DVM Resources accounted for 26% and 16%, respectively, of total revenues for the three- month periods ended June 30, 2004 and 2003. We believe that our future growth depends on the efforts of these distributors. If one of our distributors, particularly Vedco Inc., were to stop selling our products we may not be able to replace such lost revenue. We operate on a purchase order basis with Vedco Inc. and DVM Resources and each of these distributors is under no contractual obligation to continue carrying our products. Further, many of our distributors may carry our competitors' products, and may promote our competitors' products over our own products. Finally, we do not have at this time distribution partners in the United States who distribute our products for the human diagnostic market. Internationally, we have one distributor in Japan for our products in both the human and veterinary diagnostic markets.

      We currently have distribution agreements for our VetScan products in Argentina, Australia, Austria, Bahrain, Belgium, France, Germany, Greece, Israel, Italy, Japan, Korea, Kuwait, Mexico, New Zealand, Nigeria, Norway, Poland, Portugal, South Africa, Spain, Switzerland, United Arab Emirates, the United Kingdom and Venezuela. Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our products. These distributors may not be successful in obtaining proper approvals for our products in their respective countries, and they may not be successful in marketing our products. We plan to enter into additional distribution agreements to expand our international distribution base and solidify our international presence. However, we may not be successful in entering into additional distributor agreements. Our distributors may terminate their relationship with us at any time. Historically, we have experienced a high degree of turnover among our international distributors. This high degree of turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally.

We Depend On Sole Suppliers For Several Key Components To Our Products, Many of Whom We Have Not Entered Into Contractual Relationships With

      We use several key components that are currently available from limited or sole sources as discussed below:

      o Reagent Discs: Two injection molding manufacturers, C. Brewer & Co. and Nypro Oregon, Inc., currently make the molded plastic discs which, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require; to date, we have only qualified these two manufacturers, with Nypro Oregon, Inc. being qualified at two separate facilities, to manufacture the molded plastic discs.

      o Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the dry reagent chemistry beads that are either inserted in our reagent discs or sold as a stand-alone product: Amano Enzyme USA Co., Ltd., Genzyme Corporation, Kikkoman Corporation Biochemical Division, Microgenics Corporation, Roche Molecular Biochemicals of Roche Diagnostics Corporatioin, a division of F. Hoffmann-La Roche, Ltd., Shinko American Inc. and Sigma Aldrich Inc.

      o Blood Analyzer Components: Our analyzer products use several technologically advanced components that we currently purchase from two single source vendors, PerkinElmer, Inc. and Electro Alliance, Inc. Our analyzers use a printer that is only made by Seiko North America Corporation. The loss of the supply of any of these components could force us to redesign our analyzers.

      o Hematology Instrument and Reagents: We purchase the HMII instruments from DIATRON of Austria. To date, we have qualified two suppliers to produce the reagents for the hematology instruments: Mallinckrodt Baker BV and Clinical Diagnostic Solutions, Inc.

      For our hematology instruments purchased from Diatron, we are subject to minimum purchase requirements for a period of five years. We operate on a purchase order basis with all of the suppliers of our molded plastic reagent discs, reagent chemicals, and blood analyzer components and thus these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices. Although we believe that there are potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above.

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

We Compete With Larger, Better Established Entities Such As Hospitals And Commercial Laboratories

      Blood analysis is a well established field in which there are a number of competitors that have substantially greater financial resources and larger, more established marketing, sales and service organizations than we do. We compete with the following organizations:

      o     commercial clinical laboratories;

      o     hospitals' clinical laboratories; and

      o manufacturers of bench top multi-test blood analyzers and other testing systems that health care providers can use "on-site."

We May Not Be Able To Compete With These Organizations Or Their Products Or With Future Organizations Or Future Products

      Historically, hospitals and commercial laboratories perform the most human diagnostic testing, and commercial laboratories perform the most veterinary medical testing. We have identified five principal factors that customers typically use to evaluate our products and those of our competitors. These factors are:

      o     range of tests offered;

      o     the immediacy of results;

      o     cost effectiveness;

      o     ease of use; and

      o     reliability of results.

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

Changes In Third Party Payor Reimbursement Regulations Can Negatively Affect Our Business

      By regulating the maximum amount of reimbursement they will provide for blood testing services, third party payors, such as HMOs, pay-per-service insurance plans, Medicare and Medicaid, can indirectly affect the pricing or the relative attractiveness of our human testing products. For example, the Centers for Medicare and Medicaid Services ("CMS") sets the level of reimbursement of fees for blood testing services for Medicare beneficiaries. If third party payors decrease the reimbursement amounts for blood testing services, it may decrease the amount that physicians and hospitals are able to charge patients for such services. Consequently, we will need to charge less for our products. If the government and third party payors do not provide for adequate coverage and reimbursement levels to allow health care providers to use our products, the demand for our products will decrease.

We Are Subject To Numerous Governmental Regulations

      o     Need for FDA Certification for Our Medical Device Products

      Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration. The FDA has classified our Piccolo products as "Class I" and "Class II" devices. These classifications require us to submit to the FDA a pre-market notification form or 510(k). The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing. In our 510(k) notification, we must, among other things, establish that the product we plan to market is "substantially equivalent" to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) to a product that the FDA has previously cleared under the 510(k) process. The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding "substantial equivalence" before a company can market a medical device. To date, we have received market clearance from the FDA for our Piccolo System and 25 reagent tests that we have on eleven reagent discs. We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures. These new test products are crucial for our success in the human diagnostic market. If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

      o     Need to Comply with Manufacturing Regulations

      The 1976 Medical Device Amendment also requires us to manufacture our Piccolo products in accordance with Good Manufacturing Practices guidelines. Current Good Manufacturing Practice requirements are set forth in the 21 CFR 820 Quality System Regulation. These requirements regulate the methods used in, and the facilities and controls used for, the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use. Our manufacturing facility is subject to periodic audits. In addition, various state regulatory agencies may regulate the manufacture of our products. For example, we have obtained a license from the State of California to manufacture our products. In April 2001, the State of California Food and Drug Branch granted our manufacturing facility "in compliance" status, based on the regulations for Good Manufacturing Practices for medical devices. In May 2001, the State of California Food and Drug Branch granted licensing for our new Union City facility. The most recent inspection was in March 2003 when the U.S. FDA conducted a facility inspection and verified our compliance with the 21 CFR 820 Regulation. We cannot assure you that we will successfully pass a re-inspection by the FDA or the State of California. In addition, we cannot assure you that we can comply with all current or future government manufacturing requirements and regulations. If we are unable to comply with the regulations, or if we do not pass routine inspections, our business and results of operations will be materially adversely affected.

      o     Effects of the Clinical Laboratory Improvement Amendments on Our
            Products

      Our Piccolo products are affected by the Clinical Laboratory Improvement Amendments of 1988. The Clinical Laboratory Improvement Amendments are intended to insure the quality and reliability of all medical testing in the United States regardless of where tests are performed. The current Clinical Laboratory Improvement Amendments divide laboratory tests into three categories: "simple," "moderately complex" and "highly complex." Tests performed using the Piccolo system are in the "moderately complex" category. This category requires that any location in which testing is performed be certified as a laboratory. Hence, we can only sell our Piccolo products to customers who meet the standards of a laboratory. To receive "laboratory" certification, a testing facility must be certified by the Centers for Medicare and Medicaid Services. After the testing facility receives a "laboratory" certification, it must then meet the Clinical Laboratory Improvement Amendments regulations. Because we can only sell our Piccolo products to testing facilities that are certified "laboratories," the market for our products is correspondingly constrained.

      Recently, the U.S. Food and Drug Administration (FDA) granted waived status under CLIA regulations for our lipids test panel when used in conjunction with our Piccolo point of care analyzer. Waived status permits untrained personnel to run the Piccolo using the Lipid Panel and, thus, extending the sites (doctors' offices and other point-of-care environments) that can use the Piccolo. We cannot assure you that we will successfully receive the waived status from the FDA for our other products. Consequently, the market for our Piccolo products may be confined to those testing facilities that are certified as "laboratories" and our growth will be limited accordingly.

      o We Are Subject to Various Federal, State, Local, and International Regulations

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

      In order to comply with the Sarbanes-Oxley Act of 2002, as well as changes to Nasdaq listing standards and proposed accounting changes by the Securities and Exchange Commission, we will be required to enhance our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase. Insurers are also likely to increase premiums as a result of the high claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors' and officers' insurance policies, are likely to increase.

If Requirements Relating to Accounting Treatment For Employee Stock Options Are Changed, We May Be Forced to Change Our Business Practices

      We currently account for the issuance of stock options under APB Opinion No. 25, "Accounting for Stock Issued to Employees." If proposals currently under consideration by accounting standards organizations and governmental authorities are adopted, we may be required to treat the value of the stock options granted to employees as a compensation expense. As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. In addition, such a change could have a negative effect on our earnings.

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

Our Stock Price Is Highly Volatile And Investing In Our Stock Involves A High Degree Of Risk

      The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the past two years, our stock price closed at a high of $22.80 on January 26, 2004 and a low of $3.00 on August 19, 2002. The following factors may affect the market price of our common stock:

      o     fluctuation in our operating results;

      o announcements of technological innovations or new commercial products by us or our competitors;

      o     changes in governmental regulation;

      o     prospects and proposals for health care reform;

      o governmental or third party payors' controls on prices that our customers may pay for our products;

      o developments or disputes concerning patent or our other proprietary rights;

      o public concern as to the safety of our devices or similar devices developed by our competitors; and

      o     general market conditions.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks with respect to interest rates on our line of credit, cash equivalent investments and short-term investments.

For our line of credit, which provides for borrowings of up to $2,000,000, the interest rate is equal to the prime rate minus 0.25%, which totaled 4.00% at June 30, 2004. Consequently, an increase in the prime rate would expose us to higher interest expenses. There was no outstanding balance on our line of credit at June 30, 2004.

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

CEO and CFO Certifications

Attached, as Exhibits 31 and 32, are two separate forms of certifications of the CEO and the CFO. The certifications attached as Exhibits 31.1 and 31.2 are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the "Section 302

Certification"). The information contained in this Item 4 relates to the Controls Evaluation referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.

Disclosure Controls and Internal Controls

Our management, including the CEO and CFO, has a responsibility for establishing and maintaining adequate disclosure and internal controls over our financial reporting. Disclosure Controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Internal Controls are procedures that are designed with the objective of providing reasonable assurance that our transactions are properly authorized, our assets are safeguarded against unauthorized or improper use, and our transactions are properly recorded and reported, all to permit the preparation of our financial statements in conformity with GAAP.

                          PART II -- OTHER INFORMATION

Item 1. Legal Proceedings

      We are from time to time involved in various litigation matters in the normal course of business. We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 2. Changes in Securities and Use of Proceeds

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Item 5. Other Information

      None.

Item 6. Exhibits And Reports On Form 8-K

(a) Exhibits included herein

Exhibit Number    Description
--------------    -----------

31.1 Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On April 29, 2004, we submitted a Current Report on Form 8-K to release our quarterly earnings announcement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           ABAXIS, INC.
                           (Registrant)

Date: August 9, 2004       BY: /s/ Clinton H. Severson
                           ---------------------------

                           Clinton H. Severson

                           President, Chief Executive Officer and Director (Principal Executive Officer)

 Date: August 9, 2004      BY: /s/ Alberto R. Santa Ines

                           Alberto R. Santa Ines

                           Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)