Form 10-Q
period 2004-09-30
ABAXIS INC
filed 2004-11-09
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

       (Mark One)

|X|	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

(510) 675-6500
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes |X| No |_|.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes |X| No |_|.

As of November 2, 2004, there were 19,725,825 shares of the registrant’s common stock outstanding.

1

ABAXIS, INC.
Report on Form 10-Q
For the Quarter Ended September 30, 2004
TABLE OF CONTENTS

PART I: FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

Abaxis, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Product sales, net	$ 13,526,000	$ 11,430,000	$ 26,733,000	$ 21,721,000
Development and licensing revenue	109,000	93,000	144,000	128,000

Total revenues	13,635,000	11,523,000	26,877,000	21,849,000

Costs and operating expenses:
Cost of product sales	6,268,000	5,641,000	12,342,000	10,861,000
Selling, general and administrative	3,955,000	3,567,000	7,596,000	6,784,000
Research and development	1,231,000	1,218,000	2,468,000	2,250,000

Total costs and operating expenses	11,454,000	10,426,000	22,406,000	19,895,000

Income from operations	2,181,000	1,097,000	4,471,000	1,954,000
Interest and other income	70,000	37,000	130,000	85,000
Interest and other expense	(19,000)	(30,000)	(25,000)	(48,000)

Net income before income taxes	2,232,000	1,104,000	4,576,000	1,991,000
Income tax provision	891,000	38,000	1,801,000	62,000

Net income	1,341,000	1,066,000	2,775,000	1,929,000
Preferred dividends	—	(187,000)	—	(391,000)

Net income attributable to common shareholders	$ 1,341,000	$ 879,000	$ 2,775,000	$ 1,538,000

Basic net income per share	$ 0.07	$ 0.05	$ 0.14	$ 0.09

Diluted net income per share	$ 0.06	$ 0.05	$ 0.13	$ 0.08

Weighted average common shares outstanding - basic	19,646,000	17,149,000	19,611,000	17,036,000

Weighted average common shares outstanding - diluted	21,663,000	18,933,000	21,796,000	18,170,000

See notes to condensed financial statements.

Abaxis, Inc.
Condensed Balance Sheets

	September 30, 2004	March 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 11,989,000	$ 9,324,000
Short-term investments	7,998,000	7,998,000
Trade receivables (net of allowances of $348,000 at September 30, 2004
and $257,000 at March 31, 2004)	9,924,000	8,202,000
Inventories	6,873,000	5,736,000
Prepaid expenses	210,000	384,000
Net deferred tax asset - current	840,000	609,000

Total current assets	37,834,000	32,253,000
Property and equipment, net	8,650,000	8,191,000
Intangible assets, net	638,000	675,000
Deposits and other assets	120,000	155,000
Net deferred tax asset - non-current	19,198,000	20,624,000

Total assets	$ 66,440,000	$ 61,898,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 3,174,000	$ 2,721,000
Dividends payable	—	28,000
Accrued payroll and related expenses	2,329,000	2,853,000
Other accrued liabilities	773,000	319,000
Warranty reserve	189,000	181,000
Deferred revenue	298,000	264,000
Current portion of capital lease obligations	22,000	22,000

Total current liabilities	6,785,000	6,388,000

Capital lease obligations, less current portion	6,000	16,000
Deferred rent	440,000	409,000
Deferred revenue, less current portion	603,000	474,000
Commission obligation, less current portion	33,000	39,000

Total non-current liabilities	1,082,000	938,000

Commitments and contingencies (Note 7)

Shareholders’ equity:
Common stock, no par value: authorized shares -
35,000,000; issued and outstanding shares - 19,674,054
at September 30, 2004 and 19,520,237 at March 31, 2004	93,667,000	92,441,000
Accumulated deficit	(35,094,000)	(37,869,000)

Total shareholders’ equity	58,573,000	54,572,000

Total liabilities and shareholders’ equity	$ 66,440,000	$ 61,898,000

See notes to condensed financial statements.

Abaxis, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2004	2003
Operating activities:
Net income	$ 2,775,000	$ 1,929,000
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	890,000	774,000
Loss on disposal of equipment	14,000	—
Stock option income tax benefits	422,000	—
Common stock issued for employee benefit plans	—	73,000
Stock based compensation, including amortization
of deferred stock compensation	—	18,000
Changes in operating assets and liabilities:
Trade receivables	(1,722,000)	136,000
Inventories	(1,132,000)	(581,000)
Prepaid expenses	174,000	282,000
Net deferred tax assets - current	(231,000)	—
Deposits and other assets	35,000	37,000
Net deferred tax assets - non-current	1,426,000	—
Accounts payable	453,000	181,000
Accrued payroll and related expenses	(524,000)	434,000
Warranty reserve and other accrued liabilities	462,000	71,000
Deferred rent	31,000	49,000
Deferred revenue	163,000	39,000
Long-term commission obligation	(6,000)	—

Net cash provided by operating activities	3,230,000	3,442,000

Investing activities:
Purchase of property and equipment	(1,338,000)	(540,000)
Proceeds from disposal of equipment	7,000	—

Net cash used in investing activities	(1,331,000)	(540,000)

Financing activities:
Repayment of equipment financing	—	(233,000)
Repayment of capital lease obligations	(10,000)	(34,000)
Exercise of warrants and common stock options	776,000	626,000

Net cash provided by financing activities	766,000	359,000

Net increase in cash and cash equivalents	2,665,000	3,261,000
Cash and cash equivalents at beginning of period	9,324,000	10,430,000

Cash and cash equivalents at end of period	$ 11,989,000	$ 13,691,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$ 5,000	$ 31,000

Cash paid for taxes	$ 15,000	$ 73,000

Noncash financing activities:
Preferred stock dividends	$ —	$ 391,000

Issuance of common stock for conversion of preferred stock
and payment of dividends payable	$ 28,000	$ 2,708,000

See notes to condensed financial statements.

ABAXIS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. These condensed unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004. The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented. Certain amounts as presented in the financial statements for the previous periods have been reclassified to conform to the fiscal year ending March 31, 2005 financial statement presentation. The results for the period ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2005 or for any future period.

Comprehensive Income — Comprehensive income was the same as net income for the three and six months ended September 30, 2004 and 2003.

Pro Forma Net Income and Net Income per Share

The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure – an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation.” These disclosure provisions require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company did not change to using the fair value based method of accounting for stock-based employee compensation as permitted by the voluntary transition provisions of SFAS 148; and therefore, adoption of SFAS No. 148 did not have an impact on the financial position, results of operations or cash flows of the Company.

Had compensation cost been recognized based on the fair value at the date of grant, the Company’s net income and basic and diluted net income per share would have been as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net income:
As reported	$ 1,341,000	$ 1,066,000	$ 2,775,000	$ 1,929,000

Less stock-based compensation expense
determined under the fair value method for
all awards, net of related tax effects	(810,000)	(357,000)	(1,501,000)	(704,000)

Pro forma net income	$ 531,000	$ 709,000	$ 1,274,000	$ 1,225,000

Net income per share:
As reported - basic	$ 0.07	$ 0.05	$ 0.14	$ 0.09
Pro forma - basic	$ 0.03	$ 0.04	$ 0.06	$ 0.07

As reported - diluted	$ 0.06	$ 0.05	$ 0.13	$ 0.08
Pro forma - diluted	$ 0.02	$ 0.04	$ 0.06	$ 0.07

The Company’s calculations were made using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred. The following are the weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Expected life of option	6 years	6 years	6 years	6 years
Risk-free interest rate	3.63%	3.20%	3.63-4.19%	2.78-3.20%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	60%	58%	59-60%	58-61%

New Accounting Pronouncements — The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. The adoption of FIN 46-R in the first quarter of fiscal 2005 did not have an impact on the financial position, results of operations or cash flows of the Company.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company adopted the disclosure provisions of SFAS No. 148 at the beginning of fiscal 2003. On March 31, 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” This proposed statement would require that stock-based compensation be recognized as a cost in the financial statements and that such cost be measured based on the fair value of the stock-based compensation. If issued in final form as proposed by the FASB, adoption of this proposed statement would have a material, although non-cash, impact on the Company’s statement of operations.

In March 2004, the EITF reached a final consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to provide additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary. The adoption of Issue 03-01 did not have an effect on operating results or financial condition.

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Weighted average shares of common stock outstanding
used in calculating basic net income per share	19,646,000	17,149,000	19,611,000	17,036,000
Weighted average number of dilutive stock options and
warrants outstanding using the treasury stock method	2,017,000	1,784,000	2,185,000	1,134,000

Weighted average shares of common stock outstanding
used in calculating diluted net income per share	21,663,000	18,933,000	21,796,000	18,170,000

Diluted net income per share does not include the effect of the following common equivalent shares related to outstanding options and warrants, using the treasury stock method and related to preferred shares issuable upon conversion of preferred stock, as their effect would be antidilutive for the three and six months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
	(number of shares)		(number of shares)
Series D convertible preferred stock	0	841,000	0	885,000
Series E convertible preferred stock	0	789,000	0	823,000
Options to purchase common stock	1,136,000	1,420,000	993,000	1,496,000
Warrants to purchase common stock	231,000	951,000	205,000	1,072,000

	1,367,000	4,001,000	1,198,000	4,276,000

4. INVENTORY

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

	September 30, 2004	March 31, 2004
Raw materials	$3,261,000	$2,886,000
Work-in-process	1,578,000	1,654,000
Finished goods	2,034,000	1,196,000

	$6,873,000	$5,736,000

5. WARRANTY RESERVES

The Company provides for the estimated future costs to be incurred under the Company’s standard warranty obligations of one year. Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

The warranty reserve activity is summarized as follows for the three- and six-month periods ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Balance beginning of period	$ 164,000	$ 145,000	$ 181,000	$ 123,000
Provision for warranty expense	61,000	68,000	73,000	128,000
Warranty costs incurred	(36,000)	(44,000)	(65,000)	(82,000)

Balance end of period	$ 189,000	$ 169,000	$ 189,000	$ 169,000

6. LINE OF CREDIT

The Company has established a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000, bears interest at the bank’s prime rate minus 0.25%, which totaled 4.50% at September 30, 2004, and is payable monthly. Of the $2,000,000 available, $820,000 was committed to secure a letter of credit for the Company’s facilities lease. At September 30, 2004, there was no amount outstanding under the Company’s line of credit. The weighted average interest rate on the line of credit during the three months ended September 30, 2004 and 2003 was 4.17% and 3.94%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that the Company have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000. The Company is also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2004 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2005. In addition, the Company is required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000. At September 30, 2004, the Company was in compliance with these covenants.

Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $58.6 million at September 30, 2004 including its intellectual property.

7. COMMITMENTS AND CONTINGENCIES

In November 2003, the Company entered into an OEM agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase DIATRON hematology instruments. Under the terms of the agreement, the Company committed to purchase a minimum number of hematology units from DIATRON once the product was qualified for sale. Qualification occurred in May 2004 and accordingly, the Company has minimum purchase commitments. As of September 30, 2004, the outstanding commitment for fiscal 2005 through 2009 was $489,000, $2,671,000, $2,671,000, $2,671,000 and $2,671,000, respectively.

8. PRODUCT CATEGORY, CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to clinicians with rapid blood constituent measurement requirements. The following is a summary of revenues from external customers for each group of products and services provided by the Company:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Blood chemistry analyzers	$ 4,168,000	$ 4,129,000	$ 8,323,000	$ 7,281,000
Reagent discs and kits	8,833,000	6,725,000	17,289,000	13,203,000
Other	525,000	576,000	1,121,000	1,237,000

Product sales, net	13,526,000	11,430,000	26,733,000	21,721,000
Development and licensing revenue	109,000	93,000	144,000	128,000

Total revenues	$13,635,000	$11,523,000	$26,877,000	$21,849,000

The following is a summary of revenues by customer group:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Medical Market	$ 1,985,000	$ 1,618,000	$ 4,225,000	$ 3,225,000
Veterinary Market	11,233,000	9,374,000	21,743,000	17,620,000
Other	417,000	531,000	909,000	1,004,000

Total revenues	$13,635,000	$11,523,000	$26,877,000	$21,849,000

The following is a summary of revenues by geographic region based on customer location:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
United States	$11,731,000	$ 9,844,000	$23,243,000	$18,932,000
Europe	1,471,000	1,254,000	2,767,000	2,242,000
Asia and Latin America	433,000	425,000	867,000	675,000

Total revenues	$13,635,000	$11,523,000	$26,877,000	$21,849,000

Two distributors, Vedco Inc. and DVM Resources accounted for 26% and 14%, respectively, of total revenues for the three-month period ended September 30, 2004, and 30% and 15%, respectively, of total revenues for the three-month period ended September 30, 2003. Vedco Inc and DVM Resources accounted for 26% and 15%, respectively, of total revenues for the six-month period ended September 30, 2004, and 28% and 15%, respectively, of total revenues for the six-month period ended September 30, 2003.

Substantially all of the Company’s long-lived assets are located in the United States.

9. REDEEMABLE CONVERTIBLE PREFERRED STOCK — SERIES E

Redeemable Convertible Preferred Stock — Series E — In October 2003, under the terms of the Company’s Certificate of Determination with respect to the Series E Preferred Stock (the “Series E Preferred”), the Series E convertible preferred stock automatically converted into shares of common stock after twenty consecutive trading days where the per share closing price of the Company’s common stock as reported on the Nasdaq National Market exceeded $12.00. During fiscal 2004, 5,570 shares of Series E convertible preferred stock were converted into 856,907 shares of common stock in accordance with the specified exchange ratio.

10. SHAREHOLDERS’ EQUITY

Convertible Preferred Stock — Series D — In October 2003, under the terms of the Company’s Certificate of Determination with respect to the Series D Preferred Stock (the “Series D Preferred”), the Series D convertible preferred stock automatically converted into shares of common stock after twenty consecutive trading days where the per share closing price of the Company’s common stock as reported on the Nasdaq National Market exceeded $14.00. During fiscal 2004, 6,508 shares of Series D convertible preferred stock were converted into 929,699 shares of common stock in accordance with the specified exchange ratio.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements which reflect Abaxis’ current views with respect to future events and financial performance. In this report, the words “will,” “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include the market acceptance of our products and the continuing development of our products, required United States Food and Drug Administration (“FDA”) clearance and other government approvals, risks associated with manufacturing and distributing our products on a commercial scale, free of defects, risks related to the introduction of new instruments manufactured by third parties, risks associated with entering the human diagnostic market on a larger scale, risks related to the protection of the Company’s intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, risks associated with the ability to attract, train and retain competent sales personnel, general market conditions and competition. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Abaxis assumes no obligation to update any forward-looking statements as circumstances change.

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

Our primary product is a blood analysis system, consisting of a compact, 6.9 kilogram (15 pounds) portable analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 13 tests on veterinary patients and 14 tests on human patients. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma samples. The system provides test results in less than 14 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer. We currently market this system for veterinary use under the name VetScan® and in the human medical market under the name Piccolo®.

Through April 2004, we marketed a veterinary hematology analyzer under the name VetScan HMT, which provided a complete blood count including three-part white blood cell differential in less than 2 minutes and required only 12 µL (microliters) of whole blood. It provided results for eight selectable species, plus two user configurable programs. We marketed one type of reagent kit with this analyzer. We purchased the hematology analyzer and reagent kits from Melet Schloesing Laboratoires of France. We continue to support and service our current population of VetScan HMT hematology customers.

In May 2004, we introduced a veterinary hematology instrument (“VetScan HMII”) that offers an 18-parameter CBC (complete blood count) analysis, including a three-part white blood cell differential for the diagnostic assessment of patients by the veterinarian in their clinic. We entered into an original equipment manufacturing (“OEM”) agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase the DIATRON hematology instruments commencing in the fiscal quarter that the instruments were qualified, which was the first quarter of fiscal 2005. We market the combination of the VetScan and the VetScan HMII under the name VetScan DXS.

Sales for any future periods are not predictable with a significant degree of certainty. We generally operate with limited order backlog because our products typically are shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. Our expense levels, which are to a large extent fixed, are based in part on our expectations of future revenues. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would negatively affect our operating results and financial condition. Our sales may be adversely impacted by pricing pressure from competitors. Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our VetScan DXS and Piccolo products and to successfully compete with other competitors. We believe that period to period comparisons of our results of operations are not necessarily meaningful indicators of future results.

Results of Operations

Total Revenues

The following is a summary of revenues for each group of products and services provided by the Company for the three and six months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Percentage Change	Six Months Ended September 30,		Percentage Change
	2004	2003		2004	2003
Blood chemistry analyzers	$ 4,168,000	$ 4,129,000	1%	$ 8,323,000	$ 7,281,000	14%
Percentage of total revenues	31%	36%		31%	33%

Reagent discs and kits	8,833,000	6,725,000	31%	17,289,000	13,203,000	31%
Percentage of total revenues	65%	58%		64%	60%

Other	525,000	576,000	(9%)	1,121,000	1,237,000	(9%)
Percentage of total revenues	4%	5%		4%	6%

Product sales, net	13,526,000	11,430,000	18%	26,733,000	21,721,000	23%

Development and licensing revenue	109,000	93,000	17%	144,000	128,000	13%

Total revenues	$13,635,000	$11,523,000	18%	$26,877,000	$21,849,000	23%

Total revenues increased 18% from $11,523,000 for the three months ended September 30, 2003 to $13,635,000 for the three months ended September 30, 2004. The growth in revenue was due to increased sales of reagent discs and kits of 31% or $2,108,000 for the three months ended September 30, 2004, as compared to the three months ended September 30, 2003. The increased unit sales of reagent discs and kits sold is attributable to the increased worldwide demand in both the medical and veterinary markets and driven by a higher consumption rate of users and to the expanded installed base of our instruments.

Total revenues increased 23% from $21,849,000 for the six months ended September 30, 2003 to $26,877,000 for the six months ended September 30, 2004. The growth in revenue was partially due to a net increase of instruments sold of 14% or $1,042,000 for the six months ended September 30, 2004, as compared to the six months ended September 30, 2003. The increase in instrument sales is primarily due to improved sales productivity of our VetScan DXS systems per sales personnel in the United States market. Reagent discs and kits increased by 31% or $4,086,000 for the six months ended September 30, 2004, as compared to the six months ended September 30, 2003. The increased unit sales of reagent discs and kits sold is attributable to the increased worldwide demand in both the medical and veterinary markets and driven by a higher consumption rate of users and to the expanded installed base of our instruments.

Medical Market Results

Revenues from the medical market increased 23% or $367,000 from $1,618,000 for the three months ended September 30, 2003 to $1,985,000 for the three months ended September 30, 2004. Sales of our Piccolo systems decreased 35% or $391,000 primarily due to decreased sales to the U.S. military of 39% or $246,000 and in the United States market (excluding the U.S. military) of 43% or $168,000. We sold 60 Piccolo systems in the three months ended September 30, 2004, a 34% decrease from 91 Piccolo systems sold in the three months ended September 30, 2003. Sales of our reagent discs in the medical market increased 152% or $715,000, as we sold 110,000 reagent discs in the three months ended September 30, 2004, compared to 43,000 reagent discs sold in the three months ended September 30, 2003.

Revenues from the medical market increased 31% or $1,000,000 from $3,225,000 for the six months ended September 30, 2003 to $4,225,000 for the six months ended September 30, 2004. Sales of our Piccolo systems increased 1% or $13,000 as we sold 155 Piccolo systems in the six months ended September 30, 2004, compared to 146 Piccolo systems in the six months ended September 30, 2003. The lower average selling price on the Piccolo systems for the six months ended September 30, 2004, compared to the six months ended September 30, 2003, is due to the different selling prices of our Piccolo systems sold in various geographic locations. Sales of our reagent discs increased 89% or $1,024,000, as we sold 199,000 reagent discs in the six months ended September 30, 2004, compared to 97,000 reagent discs sold in the six months ended September 30, 2003.

Veterinary Market Results

Revenues from the veterinary market increased 20% or $1,859,000 from $9,374,000 for the three months ended September 30, 2003 to $11,233,000 for the three months ended September 30, 2004. Sales of our VetScan and hematology systems increased 14% or $430,000, mainly from improved sales productivity per sales personnel in the United States. We sold a total of 413 VetScan and hematology systems in the three months ended September 30, 2004, a 6% increase from 390 instruments sold in the three months ended September 30, 2003. Sales of reagent discs and kits increased 22% or $1,393,000, as we sold 596,000 reagent discs in the three months ended September 30, 2004, compared to 507,000 reagent discs sold in the three months ended September 30, 2003. Also, we sold 3,873 hematology reagent kits in the three months ended September 30, 2004, an increase of 42% from 2,729 hematology reagent kits sold in the three months ended September 30, 2003.

Revenues from the veterinary market increased 23% or $4,123,000 from $17,620,000 for the six months ended September 30, 2003 to $21,743,000 for the six months ended September 30, 2004. Sales of our VetScan and hematology instruments increased 19% or $1,029,000, mainly from improved sales productivity per sales personnel in the United States. We sold a total of 782 VetScan and hematology systems in the six months ended September 30, 2004, a 13% increase from 691 instruments sold in the six months ended September 30, 2003. Sales of reagent discs and kits increased 25% or $3,062,000 as we sold 1,208,000 reagent discs in the six months ended September 30, 2004, compared to 986,000 reagent discs sold in the six months ended September 30, 2003. Also, we sold 6,847 hematology reagent kits in the six months ended September 30, 2004, an increase of 37% from 4,985 hematology reagent kits sold in the six months ended September 30, 2003.

Revenues by Geographical Location

The following is a summary of revenues by geographic region based on customer location for the three and six months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Percentage Change	Six Months Ended September 30,		Percentage Change
	2004	2003		2004	2003
United States	$11,731,000	$ 9,844,000	19%	$23,243,000	$18,932,000	23%
Percentage of total revenues	86%	85%		87%	87%

Europe	1,471,000	1,254,000	17%	2,767,000	2,242,000	23%
Percentage of total revenues	11%	11%		10%	10%

Asia and Latin America	433,000	425,000	2%	867,000	675,000	28%
Percentage of total revenues	3%	4%		3%	3%

Total revenues	$13,635,000	$11,523,000	18%	$26,877,000	$21,849,000	23%

Total revenues in the United States increased 19% or $1,887,000 for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Total instrument sales increased 4% or $126,000. Sales of our VetScan and hematology systems increased 23% or $540,000, primarily due to improved sales productivity of our VetScan DXS systems per sales personnel in the United States. The net increase in instrument sales was offset by a decrease of 41% or $414,000 of our Piccolo systems, primarily due to a 39% or $246,000 decrease in sales to the U.S. military. Sales of our reagent discs and hematology reagent kits increased 31% or $1,804,000, due to both a higher consumption rate of institutional users and to the expanded installed base of our instruments.

Total revenues in the United States increased 23% or $4,311,000 for the six months ended September 30, 2004 as compared to the six months ended September 30, 2003. Total instrument sales increased 17% or $1,002,000. Sales of our VetScan and hematology systems increased 28% or $1,159,000, primarily due to improved sales productivity of our VetScan DXS systems per sales personnel in the United States. The net increase in instrument sales was offset by a decrease of 8% or $157,000 of our Piccolo systems, primarily due to a 20% or $236,000 decrease in sales to the U.S. military. Sales of our reagent discs and hematology reagent kits increased 30% or $3,411,000, due to both a higher consumption rate of institutional users and to the expanded installed base of our instruments.

In the United States, two distributors, Vedco Inc. and DVM Resources accounted for 26% and 14%, respectively, of total worldwide revenues for the three months ended September 30, 2004, and 30% and 15%, respectively, of total revenues for the three months ended September 30, 2003. Vedco Inc. and DVM Resources accounted for 26% and 15%, respectively, of total worldwide revenues for the six months ended September 30, 2004, and 28% and 15%, respectively, of total revenues for the six months ended September 30, 2003.

Total revenues in Europe increased 17% or $217,000 for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Sales of our Piccolo systems increased 71% or $48,000 due to the increasing awareness of our medical instruments. Sales of our reagent discs and hematology reagent kits increased 35% or $231,000 due to both a higher consumption rate of institutional users and to the expanded installed base of our instruments.

Total revenues in Europe increased 23% or $525,000 for the six months ended September 30, 2004 as compared to the six months ended September 30, 2003. Sales of our Piccolo systems increased 125% or $125,000 due to the increasing awareness of our medical instruments. Sales of our VetScan and hematology systems decreased 13% or $113,000, primarily due to a transition between vendors for our hematology system in the first quarter of fiscal 2005. Sales of our reagent discs and hematology reagent kits increased 41% or $513,000 due to both a higher consumption rate of institutional users and to the expanded installed base of our instruments.

Total revenues in Asia and Latin America increased 2% or $8,000 for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003. Total sales of our instruments decreased 46% or $72,000 mainly due to a delay by a distributor in obtaining the required approvals for sales of Abaxis products in the respective countries. Sales of our reagent discs and hematology reagent kits increased 27% or $73,000 due to both a higher consumption rate of institutional users and to the expanded installed base of our instruments.

Total revenues in Asia and Latin America increased 28% or $192,000 for the six months ended September 30, 2004 as compared to the six months ended September 30, 2003. The increase was primarily attributable to sales of our reagent discs and hematology reagent kits, an increase of 37% or $162,000 due to both a higher consumption rate of institutional users and to the expanded installed base of our instruments.

During the third quarter of fiscal 2005, we expect to introduce marketing programs to emphasize instrument sales in both the veterinary and medical markets, as well as continue our marketing efforts of our Piccolo systems to the U.S. military. Also, we plan to increase our sales force and offer enhanced incentive programs to retain highly skilled sales professionals.

Cost of Product Sales

	Three Months Ended September 30,		Percentage Change	Six Months Ended September 30,		Percentage Change
	2004	2003		2004	2003
Cost of product sales	$6,268,000	$5,641,000	11%	12,342,000	$10,861,000	14%
Percentage of total revenues	46%	49%		46%	50%

Cost of product sales includes the costs associated with manufacturing, assembly, package, warranty repairs, test and quality assurance for our instrument analyzers and reagent discs and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support. The percentage decrease in cost of product sales as a percentage of total revenues during the three and six months ended September 30, 2004 as compared to the three and six months ended September 30, 2003 was attributable to continued increases in sales volume of reagent discs and the lower unit costs resulting from improved manufacturing processes and absorption of fixed costs of our facilities. The increase in cost of product sales in absolute dollars during the three and six months ended September 30, 2004 as compared to the three and six months ended September 30, 2003 was primarily attributable to continued increases in sales volume of both instruments and reagent discs.

Selling, General and Administrative Expense

	Three Months Ended September 30,		Percentage Change	Six Months Ended September 30,		Percentage Change
	2004	2003		2004	2003
Selling, general and administrative expenses	3,955,000	$3,567,000	11%	$7,596,000	$6,784,000	12%
Percentage of total revenues	29%	31%		28%	31%

Selling, general and administrative expenses consist primarily of salaries and benefits, commissions and related expenses for personnel engaged in marketing, advertising, costs associated with promotional and other marketing expenses, customer service and technical service, general corporate functions, including accounting, human resources and legal. The increase in selling, general and administrative expenses in absolute dollars during the three and six months ended September 30, 2004 as compared to the three and six months ended September 30, 2003 is mainly due to an increase in headcount in sales and marketing (including customer support) and expenses relating to Sarbanes-Oxley compliance.

Research and Development Expense

	Three Months Ended September 30,		Percentage Change	Six Months Ended September 30,		Percentage Change
	2004	2003		2004	2003
Research and development expenses	$1,231,000	$1,218,000	1%	$2,468,000	$2,250,000	10%
Percentage of total revenues	9%	11%		9%	10%

Research and development expenses consist of salaries and benefits, related expenses associated with the development of clinical trials of new test methods and the enhancement of existing products. The increase in research and development expenses in absolute dollars during the three and six months ended September 30, 2004, as compared to the three and six months September 30, 2003 is due to new product development in both the medical and veterinary markets. We anticipate the dollar amount of research and development expenses to increase in fiscal 2005 from fiscal 2004 but remain consistent as a percentage of total revenues, as we complete new products for both the medical and veterinary markets. There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful.

Interest and Other, Net

The following table sets forth our interest and other income, net for the three and six months ended September 30, 2004 and 2003:

	Three Months Ended September 30,		Percentage Change	Six Months Ended September 30,		Percentage Change
	2004	2003		2004	2003
Interest income	$ 70,000	$ 37,000	89%	$ 130,000	$ 85,000	53%
Interest expense and other income (expense), net	(19,000)	(30,000)	(37)%	(25,000)	(48,000)	(48)%

	$ 51,000	$ 7,000	629%	$ 105,000	$ 37,000	184%

Interest Income

Interest income primarily consists of interest earned on cash and cash equivalents. The increase of 89% or $33,000 in the three months ended September 30, 2004, as compared to the three months ended September 30, 2003 and the increase of 53% or $45,000 in the six months ended September 30, 2004, as compared to the six months ended September 30, 2003 was primarily due to higher average invested balances.

Interest Expense and Other Income (Expense), Net

Interest expense and other income (expense) primarily consists of interest incurred on our capital lease, equipment financing loan, co-promotion agreement with Abbott Laboratories and net loss on disposal of equipment. The decrease of 37% or $11,000 in the three months ended September 30, 2004, as compared to the three months ended September 30, 2003 and the decrease of 48% or $23,000 in the six months ended September 30, 2004, as compared to the six months ended September 30, 2003 was primarily due to the reduced balances on our capital lease, repayment of our equipment loan in March 2004 and a net loss on disposal of equipment.

Income Tax Provision

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Income tax provision	$891,000	$38,000	$1,801,000	$62,000

For the three months ended September 30, 2004 and 2003, the effective tax rate was 40% and 3%, respectively. For the six months ended September 30, 2004 and 2003, the effective tax rate was 39% and 3%, respectively. The increase in our effective tax rate is attributable to the elimination of the valuation allowance relating to our deferred tax assets in fiscal 2004. The valuation allowance was eliminated because we concluded that it was more likely than not that the deferred tax assets would be realized.

Preferred Dividends

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Preferred dividends	$ —	$187,000	$ —	$391,000

In October 2003, under the terms of our respective Certificates of Determination with respect to both the Series D Preferred Stock and Series E Preferred Stock, all outstanding shares of the Series D Preferred and the Series E Preferred automatically converted into shares of common stock after twenty consecutive trading days where the per share closing price of our common stock as reported on the Nasdaq National Market exceeded $14.00 and $12.00, respectively. Consequently, we have eliminated our obligation to pay an ongoing annual dividend to the holders of the Series D Preferred and Series E Preferred.

Liquidity and Capital Resources

As of September 30, 2004, we had $19,987,000 in cash, cash equivalents and short-term investments as compared to $17,322,000 at March 31, 2004.

Cash provided (used) in the six months ended September 30, 2004 and 2003 was as follows:

	Six Months Ended September 30,
	2004	2003
Cash provided by operating activities	$ 3,230,000	$ 3,442,000
Cash used in investing activities	(1,331,000)	(540,000)
Cash provided by financing activities	766,000	359,000

Net increase in cash and cash equivalents	$ 2,665,000	$ 3,261,000

Operating Activities – Net cash provided by operating activities for the six months ended September 30, 2004 was $3,230,000. This was primarily the result of net income of $2,775,000 offset by the effects of non-cash expenses including depreciation and amortization of $890,000, stock option income tax benefits of $422,000, an increase in current net deferred tax assets of $231,000 and a decrease in non-current net deferred tax assets of $1,426,000. Other changes included a decrease of $209,000 in prepaid expenses, deposits and other assets and increases totaling $1,109,000 in accounts payable, deferred rent, deferred revenue, warranty reserve and other accrued liabilities. Uses of cash from operating activities included increases totaling $2,854,000 in trade receivables and inventories and decreases totaling $530,000 in accrued payroll and related expenses and long-term commission obligation.

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

Investing Activities – Net cash used in investing activities was $1,331,000 for the six months ended September 30, 2004, which primarily related to the purchase of $1,338,000 of property and equipment. Net cash used in investing activities for the six months ended September 30, 2003 was $540,000. The increase in property and equipment relates to purchases of equipment to support both our increasing capacity requirements and our goal of more efficient production lines and also our new product introduction.

We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.

Financing Activities – Net cash provided by financing activities of $766,000 for the six months ended September 30, 2004 included $776,000 from the exercise of common stock options and warrants offset by repayments of $10,000 on our capital lease obligations. Net cash provided by financing activities of $359,000 for the six months ended September 30, 2003 included net cash proceeds of $626,000 from the exercise of common stock options and warrants offset by repayments totaling $267,000 on our equipment loan and capital lease obligations. In March 2004, we paid off the outstanding balance on our equipment financing loan.

Preferred Stock – In October 2003, under the terms of our respective Certificates of Determination with respect to both the Series D Preferred Stock (the “Series D Preferred”) and Series E Preferred Stock (the “Series E Preferred”), the Series D Preferred and the Series E Preferred automatically converted into shares of common stock after twenty consecutive trading days where the per share closing price of our common stock as reported on the Nasdaq National Market exceeded $14.00 and $12.00, respectively. Elective conversions, coupled with the automatic conversion of all remaining outstanding Series E Preferred Stock, resulted in the conversion of 5,570 shares of Series E Preferred Stock into 856,907 shares of common stock during fiscal 2004. Elective conversions, coupled with the automatic conversion of all remaining outstanding Series D Preferred Stock, resulted in the conversion of 6,508 shares of Series D Preferred Stock into 929,699 shares of common stock during fiscal 2004. Consequently, we have eliminated our obligation to pay an ongoing annual dividend that the holders of the Series D Preferred and Series E Preferred would have otherwise received in either cash or shares of our common stock.

Line of Credit – We have established a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000, bears interest at the bank’s prime rate minus 0.25%, which totaled 4.50% at September 30, 2004, and is payable monthly. Of the $2,000,000 available, $820,000 was committed to secure a letter of credit for our facilities lease. At September 30, 2004, there was no amount outstanding under our line of credit. The weighted average interest rate on the line of credit during the three months ended September 30, 2004 and 2003 was 4.17% and 3.94%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion incurred in the remaining quarter is not to exceed $250,000. We are also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2004 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2005. In addition, we are required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000. At September 30, 2004, we were in compliance with these covenants.

Borrowings under the line of credit are collateralized by our net book value of assets of $58.6 million at September 30, 2004 including our intellectual property.

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

Contingencies – We are involved from time to time in various litigation matters in the normal course of business. We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

New Accounting Pronouncements – The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003. FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003. Since January 31, 2003, we have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary. The adoption of FIN 46-R in the first quarter of fiscal 2005 did not have an impact on our financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” which amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results. We adopted the disclosure provisions of SFAS No. 148 at the beginning of fiscal 2003. On

March 31, 2004, the FASB issued an exposure draft, “Share-Based Payment, an Amendment of FASB Statements No. 123 and 95.” This proposed statement would require that stock-based compensation be recognized as a cost in the financial statements and that such cost be measured based on the fair value of the stock-based compensation. If issued in final form as proposed by the FASB, our adoption of this proposed statement would have a material, although non-cash, impact on our statement of operations.

In March 2004, the EITF reached a final consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments,” to provide additional guidance in determining whether investment securities have an impairment which should be considered other-than-temporary. The adoption of Issue 03-01 did not have an effect on operating results or financial condition.

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

We Have Not Been Consistently Profitable; We Must Increase Sales Of Our Piccolo And VetScan DXS Products To Maintain Consistent Profitability

        We recognized a net loss attributable to common shareholders in three of the last twelve fiscal quarters ended September 30, 2004. There can be no assurance that we will experience continued profitability in the future. As of September 30, 2004, we have incurred cumulative net losses of $35 million. Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our VetScan DXS and Piccolo products. Increasing our sales volume of our products will depend upon our ability to:

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

        Historically we have marketed our VetScan analyzer to veterinarians and we have relatively limited experience in large scale sales of our Piccolo analyzer into the human medical market. We continue to develop new animal blood tests that we cannot be assured will be accepted by the veterinary market. Although we believe that our blood analyzers offer consumers many advantages, including according to our analyses substantial cost savings, in terms of the actual product and implementation of it procedurally, these advantages involve changes to current standard practices, such as using large clinical laboratories, that will require changes in both the procedures and mindset of care providers. The human medical market in particular is highly regulated, structured, difficult to penetrate and often slow to adopt new product offerings. If we are unable to convince large numbers of medical clinics, hospitals and other point-of-care environments of the benefits of our products, we will suffer lost sales and could fail to achieve anticipated revenue.

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

We Rely On Patents And Other Proprietary Information, The Loss Of Any Of Which Would Negatively Affect Our Business

        As of September 30, 2004, 33 patent applications have been filed on behalf of Abaxis with the United States Patent and Trademark Office, of which 28 have been issued. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the U.S. Patent and Trademark Office, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

Many of Our Sales Force Have Been Employed by Us for Less Than One Year And We Must Effectively Train And Integrate Our Sales Team In Order To Achieve Our Anticipated Revenue

        As of September 30, 2004, we have thirty-four full-time sales personnel involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time. While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals. If we are to increase our sales, we will need to train new salespeople and supervise them closely. We also will continue hiring additional sales personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to market our products.

We Need to Successfully Manufacture and Market Additional Reagent Discs For The Human Diagnostic Market If We Are To Compete In That Market

        We have developed a blood analysis system that consists of a portable blood analyzer and single-use reagent discs. Each reagent disc performs a series of standard blood tests. We believe that it is necessary to develop additional series of reagent discs with various tests for use with the Piccolo and VetScan DXS. Historically, we primarily developed reagent discs suitable for the veterinary diagnostic market. Since 2003, we have received 510(k) clearance from the U.S. Food and Drug Administration to begin selling tests, namely high density lipoprotein, magnesium assay and triglycerides, for the human diagnostic market. These tests are included in standard tests for which the medical community receives reimbursements from third party payors such as HMOs and Medicare. We may not be able to successfully manufacture or market these newly developed reagent discs. Our failure to meet these challenges will materially adversely affect our operating results and financial condition.

We Rely On Distributors To Sell Our Products; We Rely On Sole Distributor Arrangements In A Number Of Countries

        We distribute our products primarily through distributors. As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We have a number of distributors in the United States who distribute our VetScan products. Two distributors, Vedco Inc. and DVM Resources accounted for 26% and 14%, respectively, of total revenues for the three-month period ended September 30, 2004, and 30% and 15%, respectively, of total revenues for the three-month period ended September 30, 2003. Vedco Inc and DVM Resources accounted for 26% and 15%, respectively, of total revenues for the six-month period ended September 30, 2004, and 28% and 15%, respectively, of total revenues for the six-month period ended September 30, 2003. We believe that our future growth depends on the efforts of these distributors. If one of our distributors, particularly Vedco Inc., were to stop selling our products we may not be able to replace such lost revenue. We operate on a purchase order basis with Vedco Inc. and DVM Resources and each of these distributors is under no contractual obligation to continue carrying our products. Further, many of our distributors may carry our competitors’ products, and may promote our competitors’ products over our own products. Finally, we do not have at this time distribution partners in the United States who distribute our products for the human diagnostic market. Internationally, we have one distributor in Japan for our products in both the human and veterinary diagnostic markets.

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

        Competition in the human and veterinary diagnostic markets is intense. Our principal competitors in the human blood analyzer market are Alfa Wassermann S.P.A., Hemagen Diagnostics, Inc., i-STAT Corporation (which was purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.), Novitron International, Inc. and Roche. Our principal competitors in the veterinary blood analyzer market are Idexx Laboratories, Inc. and Heska Corporation. Most of our competitors have significantly greater financial and other resources than we do. In particular, many of our competitors have large sales forces and well-established distribution channels. Consequently, we must develop our distribution channels and improve our direct sales force in order to compete in these markets.

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

        Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration. The FDA has classified our Piccolo products as “Class I” and “Class II” devices. These classifications require us to submit to the FDA a pre-market notification form or 510(k). The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing. In our 510(k) notification, we must, among other things, establish that the product we plan to market is “substantially equivalent” to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) to a product that the FDA has previously cleared under the 510(k) process. The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. To date, we have received market clearance from the FDA for our Piccolo system and 24 reagent tests that we have on 11 reagent discs. We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures. These new test products are crucial for our success in the human diagnostic market. If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

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

If Requirements Relating to Accounting Treatment For Employee Stock Options Are Changed, We May Be Forced to Change Our Business Practices

        We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.” If proposals currently under consideration by accounting standards organizations and governmental authorities are adopted, we may be required to treat the value of the stock options granted to employees as a compensation expense. As a result, we could decide to reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and increase the cash compensation we would have to pay to them. In addition, such a change could have a negative effect on our earnings.

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

Our Stock Price Is Highly Volatile And Investing In Our Stock Involves A High Degree Of Risk

        The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the past two years, our stock price closed at a high of $22.80 on January 26, 2004 and a low of $3.19 on October 2, 2002. The following factors may affect the market price of our common stock:

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

For our line of credit, which provides for borrowings of up to $2,000,000, the interest rate is equal to the prime rate minus 0.25%, which totaled 4.50% at September 30, 2004. Consequently, an increase in the prime rate would expose us to higher interest expenses. There was no outstanding balance on our line of credit at September 30, 2004.

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

CEO and CFO Certifications

Attached, as Exhibits 31 and 32, are two separate forms of certifications of the CEO and the CFO. The certifications attached as Exhibits 31.1 and 31.2 are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the “Section 302 Certification”). The information contained in this Item 4 relates to the Controls Evaluation referred to in the Section 302 Certifications, and should be read with the Section 302 Certifications for a more complete understanding of the topics presented.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

        We are from time to time involved in various litigation matters in the normal course of business. We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        Not applicable.

Item 3. Defaults Upon Senior Securities

        Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits

(a) Exhibits included herein:

Exhibit Number	Description

10.37	First Modification to Business Loan Agreement with Comerica Bank - California dated September 15, 2004

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On July 22, 2004, we submitted a Current Report on Form 8-K to release our quarterly earnings announcement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.
(Registrant)

Date: November 9, 2004	BY: /s/ Clinton H. Severson

Clinton H. Severson

President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2004	BY: /s/ Alberto R. Santa Ines

Alberto R. Santa Ines

Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

