Form 10-Q
period 2004-12-31
ABAXIS INC
filed 2005-02-09
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2004

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  000-19720

ABAXIS, INC.

(Exact name of registrant as specified in its charter)

California	77-0213001
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

3240 Whipple Road
Union City, California  94587
(Address of principal executive offices including zip code)

(510) 675-6500
(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒  No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):   Yes   ☒  No   ☐

As of February 3, 2005, there were 19,791,619 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Report on Form 10-Q
For the Quarter Ended December 31, 2004
TABLE OF CONTENTS

PART I:  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Abaxis, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

Revenues:
Product sales, net	$12,028,000	$12,245,000	$38,761,000	$33,966,000
Development and licensing revenue	35,000	35,000	179,000	163,000

Total revenues	12,063,000	12,280,000	38,940,000	34,129,000

Costs and operating expenses:
Cost of product sales	5,994,000	6,155,000	18,336,000	17,016,000
Selling, general and administrative	3,716,000	3,680,000	11,312,000	10,464,000
Research and development	1,311,000	1,218,000	3,779,000	3,468,000

Total costs and operating expenses	11,021,000	11,053,000	33,427,000	30,948,000

Income from operations	1,042,000	1,227,000	5,513,000	3,181,000
Interest and other income	94,000	39,000	224,000	124,000
Interest and other expense	(4,000)	(2,000)	(29,000)	(50,000)

Net income before income taxes	1,132,000	1,264,000	5,708,000	3,255,000
Income tax provision	362,000	91,000	2,163,000	153,000

Net income	770,000	1,173,000	3,545,000	3,102,000
Preferred dividends	—	(28,000)	—	(419,000)

Net income attributable to common shareholders	$770,000	$1,145,000	$3,545,000	$2,683,000

Basic net income per share	$0.04	$0.06	$0.18	$0.15

Diluted net income per share	$0.04	$0.05	$0.16	$0.14

Weighted average common shares outstanding - basic	19,745,000	18,957,000	19,656,000	17,678,000

Weighted average common shares outstanding - diluted	21,550,000	21,534,000	21,726,000	19,728,000

See notes to unaudited condensed financial statements.

Abaxis, Inc.
Condensed Balance Sheets

	December 31, 2004	March 31, 2004

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,140,000	$9,324,000
Short-term investments	7,998,000	7,998,000
Trade receivables (net of allowances of $367,000 at December 31, 2004 and $257,000 at March 31, 2004)	9,587,000	8,202,000
Inventories	7,784,000	5,736,000
Prepaid expenses	263,000	384,000
Net deferred tax asset - current	746,000	609,000

Total current assets	39,518,000	32,253,000
Property and equipment, net	8,741,000	8,191,000
Intangible assets, net	619,000	675,000
Deposits and other assets	100,000	155,000
Net deferred tax asset - non-current	18,980,000	20,624,000

Total assets	$67,958,000	$61,898,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,630,000	$2,721,000
Dividends payable	—	28,000
Accrued payroll and related expenses	1,337,000	2,853,000
Other accrued liabilities	643,000	319,000
Warranty reserve	205,000	181,000
Deferred revenue	766,000	264,000
Current portion of capital lease obligations	21,000	22,000

Total current liabilities	6,602,000	6,388,000

Capital lease obligations, less current portion	—	16,000
Deferred rent	456,000	409,000
Deferred revenue, less current portion	978,000	474,000
Commission obligation, less current portion	33,000	39,000

Total non-current liabilities	1,467,000	938,000

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, no par value: authorized shares - 35,000,000; issued and outstanding shares - 19,791,099 at December 31, 2004 and 19,520,237 at March 31, 2004	94,213,000	92,441,000
Accumulated deficit	(34,324,000)	(37,869,000)

Total shareholders’ equity	59,889,000	54,572,000

Total liabilities and shareholders’ equity	$67,958,000	$61,898,000

See notes to unaudited condensed financial statements.

Abaxis, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,

	2004	2003

Operating activities:
Net income	$3,545,000	$3,102,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,376,000	1,252,000
Loss on disposal of equipment	9,000	—
Stock option income tax benefits	493,000	—
Common stock issued for employee benefit plans	—	73,000
Stock based compensation, including amortization of deferred stock compensation	—	18,000
Changes in operating assets and liabilities:
Trade receivables	(1,385,000)	(208,000)
Inventories	(2,043,000)	(434,000)
Prepaid expenses	121,000	405,000
Net deferred tax assets - current	(137,000)	—
Deposits and other assets	55,000	52,000
Net deferred tax assets - non-current	1,644,000	—
Accounts payable	909,000	301,000
Accrued payroll and related expenses	(1,516,000)	593,000
Warranty reserve and other accrued liabilities	348,000	17,000
Deferred rent	47,000	73,000
Deferred revenue	1,006,000	(36,000)
Long-term commission obligation	(6,000)	(23,000)

Net cash provided by operating activities	4,466,000	5,185,000

Investing activities:
Purchase of property and equipment	(1,891,000)	(779,000)
Purchase of intangible asset	—	(750,000)
Proceeds from disposal of equipment	7,000	—

Net cash used in investing activities	(1,884,000)	(1,529,000)

Financing activities:
Repayment of equipment financing	—	(349,000)
Repayment of capital lease obligations	(17,000)	(47,000)
Exercise of warrants and common stock options	1,251,000	2,358,000

Net cash provided by financing activities	1,234,000	1,962,000

Net increase in cash and cash equivalents	3,816,000	5,618,000
Cash and cash equivalents at beginning of period	9,324,000	10,430,000

Cash and cash equivalents at end of period	$13,140,000	$16,048,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$6,000	$42,000

Cash paid for taxes	$76,000	$165,000

Noncash financing activities:
Preferred stock dividends	$—	$419,000

Issuance of common stock for conversion of preferred stock and payment of dividends payable	$28,000	$12,877,000

See notes to unaudited condensed financial statements.

ABAXIS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  These condensed unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2004.  The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented.  Certain amounts as presented in the financial statements for the previous periods have been reclassified to conform to the fiscal year ending March 31, 2005 financial statement presentation.  The results for the period ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2005 or for any future period.

Comprehensive Income - Comprehensive income was the same as net income for the three and nine months ended December 31, 2004 and 2003.

Pro Forma Net Income and Net Income per Share

The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure – an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  These disclosure provisions require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company did not change to using the fair value based method of accounting for stock-based employee compensation as permitted by the voluntary transition provisions of SFAS 148; and therefore, adoption of SFAS No. 148 did not have an impact on the financial position, results of operations or cash flows of the Company.

Had compensation cost been recognized based on the fair value at the date of grant, the Company’s net income and basic and diluted net income per share would have been as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

Net income:
As reported	$770,000	$1,173,000	$3,545,000	$3,102,000
Less stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(769,000)	(422,000)	(2,270,000)	(1,126,000)

Pro forma net income	$1,000	$751,000	$1,275,000	$1,976,000

Net income per share:
As reported - basic	$0.04	$0.06	$0.18	$0.15
Pro forma - basic	$0.00	$0.04	$0.06	$0.11
As reported - diluted	$0.04	$0.05	$0.16	$0.14
Pro forma - diluted	$0.00	$0.03	$0.06	$0.10

The Company’s calculations were made using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred.  The following are the weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

Expected life of option	6 years	6 years	6 years	6 years
Risk-free interest rate	3.78%	3.53%	3.63-4.19%	2.78-3.53%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	57%	61%	57-60%	58-61%

New Accounting Pronouncements - The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003.  FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.  Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary.  The adoption of FIN 46-R in the first quarter of fiscal 2005 did not have an impact on the financial position, results of operations or cash flows of the Company.

The Company accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25).  Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.  On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense.  The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed above.  Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for the Company’s second quarter of fiscal 2006 which begins July 1, 2005, and requires the use of the Modified Prospective Application Method.  Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123.  In addition, companies may use the Modified Retrospective Application Method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

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

2.  NET INCOME PER SHARE

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

Weighted average shares of common stock outstanding used in calculating basic net income per share	19,745,000	18,957,000	19,656,000	17,678,000
Weighted average number of dilutive stock options and warrants outstanding using the treasury stock method	1,805,000	2,577,000	2,070,000	2,050,000

Weighted average shares of common stock outstanding used in calculating diluted net income per share	21,550,000	21,534,000	21,726,000	19,728,000

Diluted net income per share does not include the effect of the following common equivalent shares related to outstanding options and warrants, using the treasury stock method and related to preferred shares issuable upon conversion of preferred stock, as their effect would be antidilutive for the three and nine months ended December 31, 2004 and 2003:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

	(number of shares)		(number of shares)
Series D convertible preferred stock	0	173,000	0	647,000
Series E convertible preferred stock	0	75,000	0	573,000
Options to purchase common stock	1,253,000	728,000	1,069,000	1,184,000
Warrants to purchase common stock	229,000	301,000	211,000	709,000

	1,482,000	1,277,000	1,280,000	3,113,000

3.  INVENTORY

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

	December 31, 2004	March 31, 2004

Raw materials	$4,051,000	$2,886,000
Work-in-process	1,776,000	1,654,000
Finished goods	1,957,000	1,196,000

	$7,784,000	$5,736,000

4.  WARRANTY RESERVES

The Company provides for the estimated future costs to be incurred under the Company’s standard warranty obligations of one year.  Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

The warranty reserve activity is summarized as follows for the three- and nine-month periods ended December 31, 2004 and 2003:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

Balance beginning of period	$189,000	$169,000	$181,000	$123,000
Provision for warranty expense	61,000	115,000	134,000	243,000
Warranty costs incurred	(45,000)	(56,000)	(110,000)	(138,000)

Balance end of period	$205,000	$228,000	$205,000	$228,000

5.  LINE OF CREDIT

The Company has established a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000.  The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.  The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 5.00% at December 31, 2004, and is payable monthly.  Of the $2,000,000 available, $820,000 was committed to secure a letter of credit for the Company’s facilities lease at December 31, 2004.  In January 2005, the letter of credit was reduced from $820,000 to $410,000 since the Company met the requirements outlined in the facilities lease agreement.  At December 31, 2004, there was no amount outstanding under the Company’s line of credit.  The weighted average interest rate on the line of credit during the three months ended December 31, 2004 and 2003 was 4.69% and 3.75%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis.  Included in these financial covenants, among other stipulations, is a requirement that the Company have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.  The Company is also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2004 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2005.  In addition, the Company is required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000.  At December 31, 2004, the Company was in compliance with these covenants.

Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $59.9 million at December 31, 2004 including its intellectual property.

6.  COMMITMENTS AND CONTINGENCIES

In November 2003, the Company entered into an OEM agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase DIATRON hematology instruments.  Under the terms of the agreement, the Company committed to purchase a  minimum number of hematology units from DIATRON once the product was qualified for sale.  Qualification occurred in May 2004 and accordingly, the Company has minimum purchase commitments.  As of December 31, 2004, the outstanding commitment for fiscal 2005 through 2009 was $0, $2,462,000, $2,851,000, $2,851,000 and $2,851,000, respectively.

7.  PRODUCT CATEGORY, CUSTOMER AND GEOGRAPHIC INFORMATION

The Company currently operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to clinicians with rapid blood constituent measurement requirements.  The following is a summary of revenues from external customers for each group of products and services provided by the Company:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

Instruments	$4,082,000	$4,488,000	$12,405,000	$11,769,000
Reagent discs and kits	7,465,000	7,219,000	24,754,000	20,422,000
Other	481,000	538,000	1,602,000	1,775,000

Product sales, net	12,028,000	12,245,000	38,761,000	33,966,000
Development and licensing revenue	35,000	35,000	179,000	163,000

Total revenues	$12,063,000	$12,280,000	$38,940,000	$34,129,000

The following is a summary of revenues by customer group:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

Medical Market	$1,877,000	$2,080,000	$6,102,000	$5,305,000
Veterinary Market	9,926,000	9,789,000	31,669,000	27,409,000
Other	260,000	411,000	1,169,000	1,415,000

Total revenues	$12,063,000	$12,280,000	$38,940,000	$34,129,000

The following is a summary of revenues by geographic region based on customer location:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

United States	$10,062,000	$10,436,000	$33,305,000	$29,368,000
Europe	1,424,000	1,218,000	4,191,000	3,460,000
Asia and Latin America	577,000	626,000	1,444,000	1,301,000

Total revenues	$12,063,000	$12,280,000	$38,940,000	$34,129,000

One distributor, DVM Resources, accounted for 19% of total revenues for the three months ended December 31, 2004.  Two distributors, Vedco Inc. and DVM Resources, accounted for 28% and 16%, respectively, of total revenues for the three months ended December 31, 2003.  Vedco Inc and DVM Resources accounted for 20% and 16%, respectively, of total revenues for the nine months ended December 31, 2004, and 28% and 15%, respectively, of total revenues for the nine months ended December 31, 2003.

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

9.  SHAREHOLDERS’ EQUITY

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

Results of Operations

Total Revenues

The following is a summary of revenues for each group of products and services provided by the Company for the three and nine months ended December 31, 2004 and 2003:

	Three Months Ended December 31,		Percentage Change	Nine Months Ended December 31,		Percentage Change

	2004	2003		2004	2003

Instruments	$4,082,000	$4,488,000	(9)%	$12,405,000	$11,769,000	5%
Percentage of total revenues	34%	37%		32%	34%
Reagent discs and kits	7,465,000	7,219,000	3%	24,754,000	20,422,000	21%
Percentage of total revenues	62%	59%		64%	60%
Other	481,000	538,000	(11)%	1,602,000	1,775,000	(10)%
Percentage of total revenues	4%	4%		4%	5%

Product sales, net	12,028,000	12,245,000	(2)%	38,761,000	33,966,000	14%
Development and licensing revenue	35,000	35,000	0%	179,000	163,000	10%

Total revenues	$12,063,000	$12,280,000	(2)%	$38,940,000	$34,129,000	14%

Total revenues decreased 2% from $12,280,000 for the three months ended December 31, 2003 to $12,063,000 for the three months ended December 31, 2004.  The change in revenue was due to an increase in revenue from reagent discs and kits of 3% or $246,000 offset by a decrease in revenue from instruments of 9% or $406,000 for the three months ended December 31, 2004, as compared to the three months ended December 31, 2003.  The net increase in revenue from reagent discs and kits during the three months ended December 31, 2004 is driven by a higher consumption rate of users and to the expanded installed base of our instruments.  Product sales during the three months ended December 31, 2004 were negatively affected by the December 2004 termination of our relationship with Vedco Inc., a warehousing cooperative for member distributors who sell Abaxis products to their respective customers.  The relationship with Vedco was terminated to realign Abaxis’ distribution channel to provide Abaxis with greater visibility to manage based on individual distributor sales forecasts and to offer realistic price incentives based on actual distributor sales volumes.  For the three months ended December 31, 2004, Vedco represented 5% of total revenues, compared to 28% of total revenues for the three months ended December 31, 2003.  The decrease in revenue from Vedco was offset by an increase in revenue from other U.S. based regional and national distributors such as American Veterinary Supply Corp., DVM Resources, Henry Schein, and Merritt Veterinary Supply in the third quarter of fiscal 2005.

Total revenues increased 14% from $34,129,000 for the nine months ended December 31, 2003 to $38,940,000 for the nine months ended December 31, 2004.  The growth in revenue was due to both an increase in revenue from reagent discs and kits of 21% or $4,332,000 and an increase in revenue from instruments of 5% or $636,000 for the nine months ended December 31, 2004, as compared to the nine months ended December 31, 2003.  The increase in revenue from instruments is primarily due to improved sales productivity of our VetScan DXS systems per sales personnel in the United States market offset by a decrease in revenue from Piccolo systems of 23% or $758,000, as a result of a decrease of 34% or $585,000 in sales of Piccolo systems to the U.S. Military in the nine months ended December 31, 2004.  The increased unit sales of reagent discs and kits sold is attributable to the demand in both the medical and veterinary markets and driven by a higher consumption rate of users and to the expanded installed base of our instruments.

Medical Market Results

Revenues from the medical market decreased 10% or $203,000 from $2,080,000 for the three months ended December 31, 2003 to $1,877,000 for the three months ended December 31, 2004.  Revenues from the sale of our Piccolo systems decreased 56% or $771,000 primarily due to a 64% or $349,000 decrease in sales of Piccolo systems to the U.S. Military and a decrease in sales of Piccolo systems in the United States market (excluding the U.S. Military) of 48% or $277,000.  In addition, revenues from the sale of our Piccolo systems decreased 81% or $161,000 in Asia and Latin America due to a delay by a distributor in obtaining the required approvals for sales of Abaxis products in the respective countries.  We sold a total of 50 Piccolo systems in the three months ended December 31, 2004, a 59% decrease from the 123 Piccolo systems sold in the three months ended December 31, 2003.  Revenues from the sales of our reagent discs in the medical market increased 94% or $576,000, as we sold 115,000 reagent discs in the three months ended December 31, 2004, compared to 53,000 reagent discs sold in the three months ended December 31, 2003.  The increase in revenue from reagent discs was attributed to an increase in unit sales of reagent discs sold to the U.S. Military (total increase in absolute dollars of 130% or $376,000) and also to the continued expanded installed base of our Piccolo systems in the United States market (including the U.S. Military).

Revenues from the medical market increased 15% or $797,000 from $5,305,000 for the nine months ended December 31, 2003 to $6,102,000 for the nine months ended December 31, 2004.  Revenues from the sale of our Piccolo systems decreased 23% or $758,000 as we sold 205 Piccolo systems in the nine months ended December 31, 2004, compared to the 269 Piccolo systems in the nine months ended December 31, 2003.  Revenues from the sales of our reagent discs increased 91% or $1,600,000, as we sold 314,000 reagent discs in the nine months ended December 31, 2004, compared to 151,000 reagent discs sold in the nine months ended December 31, 2003.  The increase in revenue from reagent discs was attributed to an increase in unit sales of reagent discs sold to the U.S. Military (total increase in absolute dollars of 88% or $880,000) and to the continued expanded installed base of our Piccolo systems in the U.S. market (including the U.S. Military).

Veterinary Market Results

Revenues from the veterinary market increased 1% or $137,000 from $9,789,000 for the three months ended December 31, 2003 to $9,926,000 for the three months ended December 31, 2004.  Revenues from the sale of our VetScan and hematology systems increased 12% or $365,000, mainly from improved sales productivity per sales personnel in the United States.  We sold a total of 439 VetScan and hematology systems in the three months ended December 31, 2004, a 10% increase from the 398 instruments sold in the three months ended December 31, 2003.  Revenue from the sales of reagent discs and kits decreased 5% or $330,000, as we sold 477,000 reagent discs in the three months ended December 31, 2004, an 11% decrease from 538,000 reagent discs sold in the three months ended December 31, 2003.  Also, we sold 3,728 hematology reagent kits in the three months ended December 31, 2004, an increase of 25% from 2,990 hematology reagent kits sold in the three months ended December 31, 2003.  The decrease in revenue from reagent discs was negatively affected by the termination of our relationship with Vedco Inc. in December 2004.  As part of the realignment of our distribution channel, we are currently working with other U.S. based regional and national distributors, which includes American Veterinary Supply Corp., DVM Resources, Henry Schein, IVESCO, TradeWinds Trading Company, and Western Veterinary Supply, to expand their sales and services to support the customers currently served by other Vedco distributors.  In the third quarter of fiscal 2005, we negotiated direct distributor agreements with Vedco members Merritt Veterinary Supply and Miller Veterinary Supply.

Revenues from the veterinary market increased 16% or $4,260,000 from $27,409,000 for the nine months ended December 31, 2003 to $31,669,000 for the nine months ended December 31, 2004.  Revenues from the sale of our VetScan and hematology instruments increased 16% or $1,394,000, mainly from improved sales productivity per sales personnel in the United States.  We sold a total of 1,221 VetScan and hematology systems in the nine months ended December 31, 2004, a 12% increase from 1,089 instruments sold in the nine months ended December 31, 2003.  Revenues from the sale of reagent discs and kits increased 15% or $2,732,000 as we sold 1,685,000 reagent discs in the nine months ended December 31, 2004, an 11% increase from 1,524,000 reagent discs sold in the nine months ended December 31, 2003.  Also, we sold 10,575 hematology reagent kits in the nine months ended December 31, 2004, an increase of 33% from 7,975 hematology reagent kits sold in the nine months ended December 31, 2003.

Revenues by Geographical Location

The following is a summary of revenues by geographic region based on customer location for the three and nine months ended December 31, 2004 and 2003:

	Three Months Ended December 31,		Percentage Change	Nine Months Ended December 31,		Percentage Change

	2004	2003		2004	2003

United States	$10,062,000	$10,436,000	(4)%	$33,305,000	$29,368,000	13%
Percentage of total revenues	83%	85%		85%	86%
Europe	1,424,000	1,218,000	17%	4,191,000	3,460,000	21%
Percentage of total revenues	12%	10%		11%	10%
Asia and Latin America	577,000	626,000	(8)%	1,444,000	1,301,000	11%
Percentage of total revenues	5%	5%		4%	4%

Total revenues	$12,063,000	$12,280,000	(2)%	$38,940,000	$34,129,000	14%

Total revenues in the United States decreased 4% or $374,000 for the three months ended December 31, 2004, as compared to the three months ended December 31, 2003, which is primarily attributed to a decrease in revenue from instruments of 7% or $261,000.  Revenues from the sale of our VetScan and hematology systems increased 15% or $365,000 due to improved sales productivity of our VetScan DXS systems per sales personnel in the United States.  The net increase in revenue from instruments was offset by a decrease of 56% or $626,000 of revenue from the sales of our Piccolo systems due to a 64% or $349,000 decrease in sales of our Piccolo systems to the U.S. Military.  Revenues from the sale of our reagent discs and hematology reagent kits decreased 1% or $51,000.  The decrease in revenue from veterinary reagent discs was negatively affected by the termination of our relationship with Vedco Inc. in December 2004.  As part of the realignment of our distribution channel, we are currently working with other U.S. based regional and national distributors, which includes American Veterinary Supply Corp., DVM Resources, Henry Schein, IVESCO, TradeWinds Trading Company, and Western Veterinary Supply, to expand their sales and services to support the customers currently served by other Vedco distributors.  In the third quarter of fiscal 2005, we negotiated direct distributor agreements with Vedco members Merritt Veterinary Supply and Miller Veterinary Supply.

Total revenues in the United States increased 13% or $3,937,000 for the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003, which is primarily attributed to an increase in revenue from instruments of 8% or $741,000.  Revenues from the sale of our VetScan and hematology systems increased 23% or $1,524,000 due to improved sales productivity of our VetScan DXS systems per sales personnel in the United States.  The net increase in revenue from instruments was offset by a decrease of 26% or $783,000 of revenue from the sales of our Piccolo systems due to a 34% or $585,000 decrease in sales of our Piccolo systems to the U.S. Military.  Revenues from the sale of our reagent discs and hematology reagent kits increased 19% or $3,360,000 due to both a higher consumption rate of institutional users and to the expanded installed base of our instruments.

In the United States, one distributor, DVM Resources accounted for 19%, of total worldwide revenues for the three months ended December 31, 2004.  In the United States, two distributors, Vedco Inc. and DVM Resources accounted for 28% and 16%, respectively, of total revenues for the three months ended December 31, 2003.  Vedco Inc. and DVM Resources accounted for 20% and 16%, respectively, of total worldwide revenues for the nine months ended December 31, 2004, and 28% and 15%, respectively, of total revenues for the nine months ended December 31, 2003.

Total revenues in Europe increased 17% or $206,000 for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.  Revenues from the sale of our Piccolo systems increased by 23% or $16,000 due to the increasing awareness of our medical instruments.  Revenues from the sales of our reagent discs and hematology reagent kits increased 26% or $183,000 due to both a higher consumption rate of institutional users and to the expanded installed base of our instruments.

Total revenues in Europe increased 21% or $731,000 for the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003.  Revenue from the sales of our Piccolo systems increased 83% or $141,000 due to the increasing awareness of our instruments in the medical market.  Revenues from the sales of our VetScan and hematology systems decreased 8% or $114,000, primarily due to a transition between vendors for our hematology system in the first quarter of fiscal 2005.  Revenues from the sales of our reagent discs and hematology reagent kits increased 36% or $696,000 due to both a higher consumption rate of institutional users and to the expanded installed base of our instruments.

Total revenues in Asia and Latin America decreased 8% or $49,000 for the three months ended December 31, 2004 as compared to the three months ended December 31, 2003.  Total revenues from the sales of our instruments decreased 45% or $160,000 mainly due to a delay by a distributor in obtaining the required approvals for sales of Abaxis products in the respective countries.  Revenues from the sale of our reagent discs and hematology reagent kits increased 43% or $114,000 due to both a higher consumption rate of institutional users and to the expanded installed base of our instruments.

Total revenues in Asia and Latin America increased 11% or $143,000 for the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003.  Total revenues from the sales of our instruments decreased 23% or $132,000 mainly due to a delay by a distributor in obtaining the required approvals for sales of Abaxis products in the respective countries.  The increase in revenues was primarily attributable to sales of our reagent discs and hematology reagent kits, an increase of 39% or $276,000 due to both a higher consumption rate of institutional users and to the expanded installed base of our instruments.

During the fourth quarter of fiscal 2005, we expect to introduce marketing programs to emphasize instrument sales in both the veterinary and medical markets, as well as continue our marketing efforts of our Piccolo systems to the U.S. Military.  Also, we plan to increase our sales force in both the veterinary and medical markets and offer enhanced incentive programs to retain highly skilled sales professionals.

Cost of Product Sales

	Three Months Ended December 31,		Percentage Change	Nine Months Ended December 31,		Percentage Change

	2004	2003		2004	2003

Cost of product sales	$5,994,000	$6,155,000	(3)%	$18,336,000	$17,016,000	8%
Percentage of total revenues	50%	50%		47%	50%

Cost of product sales includes the costs associated with manufacturing, assembly, package, warranty repairs, test and quality assurance for our instrument analyzers and reagent discs and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.  The decrease in cost of product sales in absolute dollars during the three months ended December 31, 2004 as compared to the three months ended December 31, 2003 was primarily attributable to a decrease in sales volume of Piccolo systems, the lower unit costs of hematology reagents and the lower unit costs of manufacturing reagent discs resulting from improved manufacturing processes and absorption of fixed costs of our facilities.  The increase in cost of product sales in absolute dollars during the nine months ended December 31, 2004 as compared to the nine months ended December 31, 2003 was primarily attributable to an overall increase in sales volume of VetScan systems and reagent discs for the nine month period.

Selling, General and Administrative Expense

	Three Months Ended December 31,		Percentage Change	Nine Months Ended December 31,		Percentage Change

	2004	2003		2004	2003

Selling, general and administrative expenses	$3,716,000	$3,680,000	1%	$11,312,000	$10,464,000	8%
Percentage of total revenues	31%	30%		29%	31%

Selling, general and administrative expenses consist primarily of salaries and benefits, commissions and related expenses for personnel engaged in marketing, advertising, costs associated with promotional and other marketing expenses, customer service and technical service, general corporate functions, including accounting, human resources and legal.  The increase in selling, general and administrative expenses in absolute dollars during the three and nine months ended December 31, 2004 as compared to the three and nine months ended December 31, 2003 is mainly due to an increase in headcount in sales and marketing (including customer support) and expenses relating to Sarbanes-Oxley compliance.

Research and Development Expense

	Three Months Ended December 31,		Percentage Change	Nine Months Ended December 31,		Percentage Change

	2004	2003		2004	2003

Research and development expenses	$1,311,000	$1,218,000	8%	$3,779,000	$3,468,000	9%
Percentage of total revenues	11%	10%		10%	10%

Research and development expenses consist of salaries and benefits, related expenses associated with the development of clinical trials of new test methods and the enhancement of existing products.  The increase in research and development expenses in absolute dollars during the three and nine months ended December 31, 2004, as compared to the three and nine months December 31, 2003 is due to new product development in both the medical and veterinary markets.  We anticipate the dollar amount of research and development expenses to increase in fiscal 2005 from fiscal 2004 but remain consistent as a percentage of total revenues, as we complete new products for both the medical and veterinary markets.  There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful.

Interest and Other, Net

The following table sets forth our interest and other income, net for the three and nine months ended December 31, 2004 and 2003:

	Three Months Ended December 31,		Percentage Change	Nine Months Ended December 31,		Percentage Change

	2004	2003		2004	2003

Interest income	$94,000	$39,000	141%	$224,000	$124,000	81%
Interest expense and other income (expense), net	(4,000)	(2,000)	100%	(29,000)	(50,000)	(42)%

	$90,000	$37,000	143%	$195,000	$74,000	164%

Interest Income

Interest income primarily consists of interest earned on cash and cash equivalents.  The increase of 141% or $55,000 in the three months ended December 31, 2004, as compared to the three months ended December 31, 2003 and the increase of 81% or $100,000 in the nine months ended December 31, 2004, as compared to the nine months ended December 31, 2003 was primarily due to higher average invested balances.

Interest Expense and Other Income (Expense), Net

Interest expense and other income (expense) primarily consists of interest incurred on our capital lease, equipment financing loan, co-promotion agreement with Abbott Laboratories and net loss on disposal of equipment.  The decrease of 42% or $21,000 in the nine months ended December 31, 2004, as compared to the nine months ended December 31, 2003 was primarily due to the reduced balances on our capital lease and repayment of our equipment loan in March 2004.

Income Tax Provision

	Three Months Ended December 31,		Nine Months Ended December 31,

	2004	2003	2004	2003

Income tax provision	$362,000	$91,000	$2,163,000	$153,000

For the three months ended December 31, 2004 and 2003, the effective tax rate was 32% and 7%, respectively.  For the nine months ended December 31, 2004 and 2003, the effective tax rate was 38% and 5%, respectively.  The increase in our effective tax rate is attributable to the elimination of the valuation allowance relating to our deferred tax assets in fiscal 2004.  The valuation allowance was eliminated because we concluded that it was more likely than not that the deferred tax assets would be realized.

	Three Months Ended December 31		Nine Months Ended December 31

	2004	2003	2004	2003

Preferred dividends	$—	$28,000	$—	$419,000

Preferred Dividends

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

Liquidity and Capital Resources

As of December 31, 2004, we had $21,138,000 in cash, cash equivalents and short-term investments as compared to $17,322,000 at March 31, 2004.

Cash provided (used) in the nine months ended December 31, 2004 and 2003 was as follows:

	Nine Months Ended December 31,

	2004	2003

Cash provided by operating activities	$4,466,000	$5,185,000
Cash used in investing activities	(1,884,000)	(1,529,000)
Cash provided by financing activities	1,234,000	1,962,000

Net increase in cash and cash equivalents	$3,816,000	$5,618,000

Operating Activities – Net cash provided by operating activities for the nine months ended December 31, 2004 was $4,466,000.  This was primarily the result of net income of $3,545,000 adjusted for the effects of non-cash expenses including depreciation and amortization of $1,376,000, stock option income tax benefits of $493,000, an increase in current net deferred tax assets of $137,000 and a decrease in non-current net deferred tax assets of $1,644,000.

Other changes included a decrease of $176,000 in prepaid expenses, deposits and other assets; increases totaling $2,310,000 in accounts payable, deferred rent, deferred revenue, warranty reserve and other accrued liabilities mainly related to purchases of inventory in the third quarter of fiscal 2005 and an increase in deferred revenue from marketing promotions to customers.

Uses of cash from operating activities included an increase of $1,385,000 in trade receivables due to several slow-paying customers.  An increase of $2,043,000 in inventories related to purchases in the third quarter of fiscal 2005 due to a higher projected sales volume.  Decreases totaling $1,522,000 in accrued payroll and related expenses and long-term commission obligation were primarily due to a reduction in accrued profit sharing and accrued bonus at December 31, 2004 since the Company did not meet the qualifiers for profit sharing and bonus in the third quarter of fiscal 2005.

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

Investing Activities – Net cash used in investing activities was $1,884,000 for the nine months ended December 31, 2004, primarily related to the purchase of $1,891,000 of property and equipment.  Net cash used in investing activities for the nine months ended December 31, 2003 was $1,529,000, which included the purchase of property and equipment of $779,000 and the purchase of intangible assets of $750,000.  The increase in property and equipment relates to purchases of equipment to support both our increasing capacity requirements and our goal of more efficient production lines and also our new product introduction.

We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.

Financing Activities – Net cash provided by financing activities of $1,234,000 for the nine months ended December 31, 2004 included $1,251,000 from the exercise of common stock options and warrants offset by repayments of $17,000 on our capital lease obligations.  Net cash provided by financing activities of $1,962,000 for the nine months ended December 31, 2003 included net cash proceeds of $2,358,000 from the exercise of common stock options and warrants offset by repayments totaling $396,000 on our equipment loan and capital lease obligations.  In March 2004, we paid off the outstanding balance on our equipment financing loan.

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

Line of Credit – We have established a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000.  The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.  The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 5.00% at December 31, 2004, and is payable monthly.  Of the $2,000,000 available, $820,000 was committed to secure a letter of credit for our facilities lease at December 31, 2004.  In January 2005, the letter of credit was reduced from $820,000 to $410,000 since the Company met the requirements outlined in the facilities lease agreement.  At December 31, 2004, there was no amount outstanding under our line of credit.  The weighted average interest rate on the line of credit during the three months ended December 31, 2004 and 2003 was 4.69% and 3.75%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis.  Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.  We are also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2004 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2005.  In addition, we are required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000.  At December 31, 2004, we were in compliance with these covenants.

Borrowings under the line of credit are collateralized by our net book value of assets of $59.9 million at December 31, 2004 including our intellectual property.

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

Abaxis accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25).  Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.  On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Abaxis has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense.  The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in Note 1 to the condensed, unaudited financial statements.  Although such pro forma effects of applying original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model we chose to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for our second quarter of fiscal 2006 which begins July 1, 2005, and requires the use of the Modified Prospective Application Method.  Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS123.  In addition, companies may use the Modified Retrospective Application Method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

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

We Have Not Been Consistently Profitable; We Must Increase Sales Of Our Piccolo And VetScan DXS Products To Maintain Consistent Profitability

          We recognized a net loss attributable to common shareholders in three of the last twelve fiscal quarters ended December 31, 2004.  There can be no assurance that we will experience continued profitability in the future.  As of December 31, 2004, we have incurred cumulative net losses of $34.3 million.  Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our VetScan DXS and Piccolo products.  Increasing our sales volume of our products will depend upon our ability to:

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

We Are Not Able To Predict Sales In Future Quarters And A Number Of Factors Affect Our Periodic Results

          We are not able to accurately predict our sales in future quarters.  Our revenue in the veterinary market are derived primarily by selling to distributors who resell our products to the ultimate user.  In December 2004, we terminated our relationship with Vedco Inc., a U.S. distributor.  As part of the realignment of our distribution channel, we are currently working with other U.S. based regional and national distributors, which includes American Veterinary Supply Corp., DVM Resources, Henry Schein, IVESCO, TradeWinds Trading Company, and Western Veterinary Supply, to expand their sales and services to support the customers currently served by other Vedco distributors.  In the third quarter of fiscal 2005, we negotiated direct distributor agreements with Vedco members Merritt Veterinary Supply and Miller Veterinary Supply.

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

We Rely On Patents And Other Proprietary Information, The Loss Of Any Of Which Would Negatively Affect Our Business

          As of December 31, 2004, 33 patent applications have been filed on behalf of Abaxis with the United States Patent and Trademark Office, of which 29 have been issued.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the U.S. Patent and Trademark Office, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

We May Inadvertently Produce Defective Products, Which May Subject Us to Significant Warranty Liabilities or Product Liability Claims And We May Have Insufficient Product Liability Insurance

          Our business exposes us to potential warranty and product liability risks which are inherent in the testing, manufacturing and marketing of human and veterinary medical products.  We strive to apply sophisticated methods to raw materials and produce defect-free medical test equipment.  Although we have established procedures for quality control on both the raw materials that we receive from suppliers and our manufactured final products, these procedures may prove inadequate to detect a defect that either occurs in limited quantities or that we have not anticipated.  We believe that our Piccolo and VetScan DXS systems detect the vast majority of errors that occur on our reagent discs and automatically reject such tests, prompting the medical provider to retest the patient.  However, our Piccolo and VetScan systems may be unable to detect errors which could result in the misdiagnosis of human or veterinary patients.

          Should we inadvertently ship defective products, we may be subject to substantial claims under our warranty policy or product liability law.  In addition, our policy is to credit medical providers for any defective product that we produce, including those reagent discs that are rejected by our Piccolo and VetScan DXS systems.  Therefore, even if a mass defect within a lot or lots of reagent discs were detected by our Piccolo and VetScan DXS systems, our need to replace such reagent discs free of charge would materially harm our financial condition.  Further, in the event that a product defect is not detected by our Piccolo system, our relatively recent expansion into the human medical market greatly increases the risk that the amount of damages involved with just one product defect would be material to our operations.  We currently maintain limited product liability insurance that we believe is adequate for our needs, taking into account the risks involved and cost of coverage.  However, our product liability insurance and cash may be insufficient to cover potential liabilities.  In addition, in the future the coverage that we require may be unavailable on commercially reasonable terms, if at all.  Even with our current insurance coverage, a mass product defect, product liability claim or recall would materially adversely affect our business or our financial condition.

Many of Our Sales Force Have Been Employed by Us for Less Than One Year And We Must Effectively Train And Integrate Our Sales Team In Order To Achieve Our Anticipated Revenue

          As of December 31, 2004, we have twenty-seven full-time sales personnel involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time.  While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals.  If we are to increase our sales, we will need to train new salespeople and supervise them closely.  We also will continue hiring additional sales personnel.  If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to market our products.

We Need to Successfully Manufacture and Market Additional Reagent Discs For The Human Diagnostic Market If We Are To Compete In That Market

          We have developed a blood analysis system that consists of a portable blood analyzer and single-use reagent discs.  Each reagent disc performs a series of standard blood tests.  We believe that it is necessary to develop additional series of reagent discs with various tests for use with the Piccolo and VetScan systems.  Historically, we primarily developed reagent discs suitable for the veterinary diagnostic market.  Since 2003, we have received 510(k) clearance from the U.S. Food and Drug Administration to begin selling tests, namely high density lipoprotein cholesterol (HDL), magnesium assay and triglycerides, for the human diagnostic market.  These tests are included in standard tests for which the medical community receives reimbursements from third party payors such as HMOs and Medicare.  We may not be able to successfully manufacture or market these newly developed reagent discs.  Our failure to meet these challenges will materially adversely affect our operating results and financial condition.

We Rely On Distributors To Sell Our Products; We Rely On Sole Distributor Arrangements In A Number Of Countries

          We distribute our products primarily through distributors.  As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products.  We have a number of distributors in the United States who distribute our VetScan products.  One distributor, DVM Resources, accounted for 19% of total revenues for the three months ended December 31, 2004.  Two distributors, Vedco Inc. and DVM Resources, accounted for 28% and 16%, respectively, of total revenues for the three months ended December 31, 2003.  Vedco Inc and DVM Resources accounted for 20% and 16%, respectively, of total revenues for the nine months ended December 31, 2004, and 28% and 15%, respectively, of total revenues for the nine months ended December 31, 2003.  In December 2004, we terminated our relationship with Vedco Inc., a warehousing cooperative for member distributors who sell Abaxis products to their respective customers.  As part of the realignment of our distribution channel, we are currently working with other U.S. based regional and national distributors, which includes American Veterinary Supply Corp., DVM Resources, Henry Schein, IVESCO, TradeWinds Trading Company, and Western Veterinary Supply, to expand their sales and services to support the customers currently served by other Vedco distributors.  In the third quarter of fiscal 2005, we negotiated direct distributor agreements with Vedco members Merritt Veterinary Supply and Miller Veterinary Supply.  We believe that our future growth depends on the efforts of these distributors.

          If one of our distributors were to stop selling our products, we may not be able to replace such lost revenue.  We operate on a purchase order basis with the distributors and the distributors are under no contractual obligation to continue carrying our products.  Further, many of our distributors may carry our competitors’ products, and may promote our competitors’ products over our own products.  Finally, we do not have at this time distribution partners in the United States who distribute our products for the human medical market.  Internationally, we have one distributor in Japan for our products in both the human and veterinary diagnostic markets, who is in the process of obtaining the required approvals for sales of Abaxis products in the respective countries.

          We currently have distribution agreements for our VetScan products in Argentina, Australia, Austria, Bahrain, Belgium, France, Germany, Greece, Ireland, Israel, Italy, Japan, Korea, Kuwait, Mexico, New Zealand, Norway, Portugal, South Africa, Spain, Sweden, Switzerland, United Arab Emirates, the United Kingdom and Venezuela.  Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our products.  These distributors may not be successful in obtaining proper approvals for our products in their respective countries, and they may not be successful in marketing our products.  We plan to enter into additional distribution agreements to expand our international distribution base and solidify our international presence.  However, we may not be successful in entering into additional distributor agreements.  Our distributors may terminate their relationship with us at any time.  Historically, we have experienced a high degree of turnover among our international distributors.  This high degree of turnover makes it difficult for us to establish a steady distribution network overseas.  Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally.

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

          Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration.  The FDA has classified our Piccolo products as “Class I” and “Class II” devices.  These classifications require us to submit to the FDA a pre-market notification form or 510(k).  The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing.  In our 510(k) notification, we must, among other things, establish that the product we plan to market is “substantially equivalent” to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) to a product that the FDA has previously cleared under the 510(k) process.  The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device.  To date, we have received market clearance from the FDA for our Piccolo system and 24 reagent tests that we have on 12 reagent discs, with the addition of General Chemistry 13 in the third quarter of fiscal 2005.  We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures.  These new test products are crucial for our success in the human diagnostic market.  If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

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

Standards For Compliance With Section 404 Of the Sarbanes-Oxley Act Of  2002 Are Uncertain, And If We Fail To Comply In A Timely Manner, Our Business Could Be Harmed And Our Stock Price Could Decline

          Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of our assessment by our independent registered public accountants.  This requirement will first apply to our Annual Report on Form 10-K for the fiscal year ending March 31, 2005.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting.  In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants.  If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

As a Result of New Requirements Relating to Accounting Treatment For Employee Stock Options, We May Be Forced to Change Our Business Practices

          We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  The new standard requires us to treat the value of the stock options granted to employees as a compensation expense beginning in July 2005.  As a result, we may decide to reduce the number of stock options granted to employees or to grant options to fewer employees.  This could affect our ability to retain existing employees and attract qualified candidates and increase the cash compensation we would have to pay to them.  In addition, such a change would have a negative effect on our earnings.

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

Our Stock Price Is Highly Volatile And Investing In Our Stock Involves A High Degree Of Risk

          The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future.  During the past two years, our stock price closed at a high of $22.80 on January 26, 2004 and a low of $3.29 on February 26, 2003.  The following factors may affect the market price of our common stock:

•	fluctuation in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	changes in governmental regulation;

•	prospects and proposals for health care reform;

•	governmental or third party payors ’ controls on prices that our customers may pay for our products;

•	developments or disputes concerning patent or our other proprietary rights;

•	public concern as to the safety of our devices or similar devices developed by our competitors; and

•	general market conditions.

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

For our line of credit, which provides for borrowings of up to $2,000,000, the interest rate is equal to the prime rate minus 0.25%, which totaled 5.00% at December 31, 2004.  Consequently, an increase in the prime rate would expose us to higher interest expenses.  There was no outstanding balance on our line of credit at December 31, 2004.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          Not applicable.

Item 3.  Defaults Upon Senior Securities

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          At our annual meeting of shareholders on October 19, 2004, the following matters were considered and voted upon:

(a)	The election of six (6) directors to hold office until the next annual meeting of shareholders. The votes cast and withheld for such nominees were as follows:

	IN FAVOR	WITHHELD

Clinton H. Severson	16,686,592	909,263
Richard J. Bastiani, Ph.D.	16,780,161	815,694
Henk J. Evenhuis	16,906,007	689,848
Brenton G.A. Hanlon	16,780,161	815,694
Prithipal Singh, Ph.D	16,584,816	1,011,039
Ernest S. Tucker III, M.D.	16,904,607	691,248

(b)	The results of voting on the ratification of the appointment of Deloitte & Touche LLP as independent auditors for the fiscal year ending March 31, 2005, were as follows:

IN FAVOR	OPPOSED	ABSTAIN

16,965,976	618,751	11,128

(c)	The results of voting on the proposal to approve the amendment of the Company’s 1998 Stock Option Plan, were as follows:

IN FAVOR	OPPOSED	ABSTAIN

3,502,831	7,993,970	24,637

Item 5.  Other Information

          Not applicable.

Item 6.  Exhibits

Exhibit Number	Description

10.5	1989 Stock Option Plan, as amended and restated as the 1998 Stock Option Plan

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.
(Registrant)

Date: February 9, 2005	BY:	/s/ CLINTON H. SEVERSON

Clinton H. Severson
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 9, 2005	BY:	/s/ ALBERTO R. SANTA INES

Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)