Form 10-K
period 2005-03-31
ABAXIS INC
filed 2005-06-14
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Act.    Yes   ☒   No   ☐

The aggregate market value of the voting stock held by non-affiliates of Abaxis, as of June 7, 2005 was $171,398,000 based upon the closing sale price reported for such date on the NASDAQ National Market.  For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive for any other purpose.

We had 19,901,420 shares of Common Stock outstanding on June 7, 2005.

Abaxis, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended March 31, 2005

PART I

This report contains forward-looking statements within the meaning of Sections 21E of the Securities Exchange Act of 1934 that reflect Abaxis’ current view with respect to future events and financial performance.  In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” and similar expressions identify forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated.  Such risks and uncertainties include the market acceptance of our products and the continuing development of our products, required United States Food and Drug Administration (“FDA”) clearance and other government approvals, risks associated with manufacturing and distributing our products on a commercial scale, free of defects, risks related to the introduction of new instruments manufactured by third parties, risks associated with entering the human diagnostic market on a larger scale, risks related to the protection of Abaxis’ intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, risks associated with the ability to attract, train and retain competent sales personnel, general market conditions and competition.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Abaxis assumes no obligation to update any forward-looking statements as circumstances change.  Readers are advised to read this Annual Report on Form 10-K in its entirety paying careful attention to the risk factors set forth in this and other reports or documents filed by Abaxis from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-Q and any current reports on Form 8-K, copies of which may be obtained from Abaxis or from the Securities and Exchange Commission at its website at www.sec.gov.

ITEM 1.	BUSINESS

General

Abaxis, Inc. (“us” or “we”), incorporated in California in 1989, develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurements.  Our principal offices are located at 3240 Whipple Road, Union City, California 94587 and our telephone number is (510) 675-6500.  Our Internet address is www.abaxis.com.  We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  Our common stock trades on the Nasdaq National Market under the symbol “ABAX.”

Our primary product is a blood analysis system, consisting of a compact 6.9 kilogram (15 pounds) portable analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 13 tests on veterinary patients and 14 tests on human patients.  The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma samples.  The system provides test results in less than 14 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer.  We currently market this system for veterinary use under the name VetScan® and in the human medical market under the name Piccolo®.

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

We offer our blood analysis system with a total of 26 diagnostic tests.  Our repertoire of tests consists of the following:

Test Methods

Alanine aminotransferase	ALT
Albumin	ALB
Alkaline phosphatase	ALP
Amylase	AMY
Aspartate aminotransferase	AST
Bile acids	BA
Calcium	CA++
Creatine kinase	CK
Chloride	CL-
Creatinine	CRE
Direct bilirubin	DBIL
Gamma glutamyl transferase	GGT
Glucose	GLU
High-density lipoprotein cholesterol	HDL
Magnesium	MG
Phosphorous	PHOS
Potassium	K+
Sodium	NA+
Thyroxine	T4
Total bilirubin	TBIL
Total carbon dioxide	TCO2
Total cholesterol	CHOL
Total protein	TP
Triglycerides	TRIG
Urea nitrogen	BUN
Uric acid	UA

Nineteen of these tests are marketed for both human and veterinary markets.  The tests for BA, MG and T4 are currently marketed exclusively in the veterinary market.  The tests for CL-, DBIL, HDL and TRIG are marketed exclusively in the human medical market.  We market our reagent products by configuring these 26 test methods in panels that are designed to meet a variety of clinical diagnostic needs.  We currently offer 10 multi-test reagent disc products in the human medical market and 8 multi-test reagent disc products in the veterinary market.

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

Abaxis has developed a blood analysis system incorporating all of these criteria into a 6.9 kilogram (15 pounds) portable analyzer and a series of menu-specific, multi-test single-use reagent discs.  The system is essentially a compact portable laboratory that can be easily located near the patient.  Each reagent disc is pre-configured with multiple analytes and contains all the reagents necessary to perform a fixed menu of tests.  Taking the system to the patient care site instead of shipping the sample to a central laboratory makes blood testing and analysis as easy as measuring the patient’s blood pressure, temperature, and heart rate and eliminates the necessity of multiple visits to the doctor’s office.  Additional advantages of near-patient testing include eliminating errors from sample handling, transcription and transportation.  We have adapted this blood analysis system in both the veterinary and human medical markets in order to bring the same advantages to all healthcare professionals and patients.

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

Hematology

From March 1999 to April 2004, we operated under an original equipment manufacturing (OEM) and distribution agreement with MELET SCHLOESING Laboratoires (MELET) under which we marketed and sold the MELET hematology instrument and reagents and MELET marketed and sold the VetScan and Piccolo products.  We marketed the MELET hematology instrument as the VetScan® HMT in the veterinary market.

In May 2004, we introduced the VetScan HMII, a hematology instrument that offers an 18-parameter CBC (complete blood count) analysis, including a three-part white blood cell differential for the diagnostic assessment of patients by the veterinarian in their clinic.  We entered into an original equipment manufacturing (OEM) agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase the DIATRON hematology instruments commencing in the fiscal quarter that the instruments were qualified, which was the first quarter of fiscal 2005.  In the veterinary market, we market the combination of the VetScan and the VetScan HMII under the name VetScan DXS.

Reagent Discs

The reagent discs used with the blood chemistry analyzers are designed to handle almost all technical steps of blood chemistry testing automatically.  The discs first separate a whole blood sample into plasma and blood cells, meter the required quantity of plasma and diluent, mix the plasma and diluent, and deliver the mixture to the reagent chambers, called cuvettes, along the disc perimeter.  The diluted plasma dissolves and mixes with the reagent beads initiating the chemical reactions, which are monitored by the analyzer.  The discs are 8-cm diameter, single-use devices constructed from three ultrasonically welded injection-molded plastic parts.  The base and the middle piece create the chambers, cuvettes and passageways for processing the whole blood and mixing plasma with diluent and reagents.  The top piece, referred to as the bar code ring, is imprinted with bar codes that contain disc-specific calibration information.  In the center of the disc is a plastic diluent container sealed with polyethylene-laminated foil.  Spherical lyophilized reagent beads are placed in the cuvettes during disc manufacturing.  Upon completion of the analysis, used discs may be placed back into their foil pouches to minimize human contact with blood prior to proper disposal.

To perform a panel of tests, the operator collects a blood sample, then transfers the sample into the reagent disc.  The operator places the disc into the analyzer drawer, and enters patient, physician, and operator information.  The analyzer spins the disc to separate cells from plasma, meters and mixes plasma with diluent, distributes diluted plasma to the cuvettes, and monitors chemical reactions.  In less than 14 minutes, results are printed out on a result card with an adhesive backing or can be transmitted to a patient data management system for inclusion in the patient’s medical record.  A computer port enables transmission of patient results to external computers for patient data management.

The VetScan system was introduced in the U.S. veterinary market in July 1994.  We initially launched the system with the Diagnostic Profile, a nine-test reagent product.  Since then, we have added new test methods and new reagent disc products targeted to fulfill different veterinary diagnostic needs.  The following is a list of the VetScan reagent discs currently offered:

VetScan Profile	Description of the Test Panels

Avian-Reptilian Profile	ALB, AST, BUN, CA++, CK, GLOB, GLU, K+, NA+, PHOS, TP, UA.

Comprehensive Diagnostic Profile	ALB, ALP, ALT, AMY, BUN, CA++, CRE, GLOB, GLU, K+, NA+, PHOS, TBIL, TP.

Critical Care Profile	ALT, BUN, CRE, GLU, K+, NA+, tCO2.

Equine Profile	ALB, AST, BUN, CA++, CK, CRE, GGT, GLOB, GLU, TBIL, TP.

Large Animal Profile	ALB, ALP, AST, BUN, CA++, CK, GGT, GLOB, MG++, PHOS, TP.

Mammalian Liver Profile	ALB, ALP, ALT, BA, BUN, CHOL, GGT, TBIL.

Prep Profile II	ALP, ALT, BUN, CRE, GLU, TP.

T4-Cholesterol Profile	CHOL, T4.

We introduced our Piccolo system to the human medical market in November 1995 with two reagent discs, General Health Panel 8 and General Health Panel 11.  Since that time we have introduced new panels to aid conventional disease diagnosis or monitor disease treatment.  The following is a list of the Piccolo reagent discs currently offered:

Piccolo Panels	Description of the Test Panels

Basic Metabolic Panel	BUN, CA++, CL-, CRE, GLU, K+, NA+, tCO2.

Comprehensive Metabolic	ALB, ALP, ALT, AST, BUN, CA++, CL-,CRE, GLU, K+, NA+, TBIL, tCO2, TP.

Electrolyte Panel	CL- ,K+, Na+, tCO2.

General Chemistry 6	ALT, AST, BUN, CRE, GGT, GLU.

General Chemistry 13	ALB, ALP, ALT, AMY, AST, BUN, CA++, CRE, GGT, GLU, TBIL, TP, UA.

Hepatic Panel	ALB, ALP, ALT, AST, DBIL, TBIL, TP.

Lipid Panel	TOTAL CHOL, TOTAL CHOL/HDL RATIO, HDL, LDL, TRIG, VLDL.

Liver Panel Plus	ALB, ALP, ALT, AMY, AST, GGT, TBIL, TP.

MetLyte 8	BUN, CK , CL-, CRE, GLU, K+, Na+,tCO2.

Renal Panel	ALB, BUN, CA++, CL-, CRE, GLU, K+, NA+, PHOS, tCO2.

Orbos Process

The dry reagents used in our reagent discs are produced using a proprietary technology called the Orbos® Discrete Lyophilization Process.  This process allows the production of a precise amount of active chemical ingredient in the form of a soluble bead.  The Orbos process involves flash-freezing a drop of liquid reagent to form a solid bead and then freeze-drying the bead to remove water.  The Orbos beads are stable in dry form and dissolve rapidly in aqueous solutions.  We believe that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired.  We have licensed the technology underlying the Orbos process to Amersham Biosciences Corp. (formerly Pharmacia Biotech, Inc.) and we have a supply contract with Becton Dickinson Immunocytometry Systems for products using the Orbos process.  Revenues from these arrangements, however, are unpredictable.  We continue to explore potential applications with other companies, although there can be no assurance that we will be able to develop any new applications for the Orbos process.

Future Products

We continue to develop new products that we believe will provide further opportunities for growth in the human medical and veterinary markets.  During fiscal 2005, in the human medical market, we completed the development of and released our General Chemistry 13 panel and we also received CLIA waived status for our lipid test panel.  In the first quarter of fiscal 2006, in the human medical market, we plan to release a second generation Lipid Panel Disc that would add liver function and glucose tests to the current lipid panel.  With the Lipid Panel Plus, medical clinicians can diagnose patients for heart disease, metabolic syndrome and liver enzyme monitoring combined in one point-of-care test.  Additionally, we have submitted for FDA clearance a lactate dehydrogenase test for a new chemotherapy evaluation panel developed specifically for oncology/ hematology clinicians.  Development of tests for other disc products will be targeted at specific applications based on fulfilling clinical needs.

Our current focus of test methods development is in general clinical chemistry.  In addition to general clinical chemistry, we have demonstrated our ability to perform immunoassay tests on our blood analysis system by successfully developing the Thyroxine (T4) test in the veterinary market.  We believe other immunoassay methods can be performed with our discs to measure a wide assortment of blood analytes, including cardiac markers.  Although there can be no assurance that we will be able to develop any of these potential products or that they will be successfully introduced into the marketplace, we believe that our technology and expertise will allow us to develop reagent disc products in the future to provide a variety of additional blood tests.

Customers and Distribution

Customers

Our point-of-care blood analyzer products and reagent discs are sold either directly or through distributors depending on the needs of the customer segment.  In the delivery of human or veterinary care, there are many kinds of providers and a multitude of sites where Abaxis products could be used as an alternative to relying on a central laboratory for blood test information.

We believe that our current Piccolo system menu of 23 reagent test results is suitable for a wide variety of the human medical market segments.  These market segments include military installations (ships, field hospitals and mobile care units), physicians office practices across all specialities, urgent care and walk-in clinics (free-standing or hospital-connected), home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, hospital labs and draw stations.

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

Currently, we are exploring distribution alternatives, which can contribute to identifying potential customers and introducing the product, but often need the support of our personnel in closing the sale.  Product distributors are generally of two types:  large companies that primarily serve hospitals, clinics and large health maintenance organizations (HMOs) nationwide using multiple warehouses and extensive transportation systems and smaller companies that provide the daily supplies needed by office-based physicians.  However, several large distributors have acquired local and regional companies to service the office-based physicians market segment as well.  In the human medical market, national firms sell thousands of products, including furniture, capital equipment, surgical instruments and a myriad of consumables.  The smaller companies generally direct their product offerings to those items a physician uses daily in caring for primarily ambulatory patients.  These firms also may sell lower priced equipment such as diagnostic instruments, which are used in conjunction with consumable reagents.

Veterinarians are served typically by local distributors, some with national affiliations.  We work with various independent distributors of which DVM Resources is our fastest growing partner in instrument and consumable sales.  In April 2004, we signed a distributor agreement with the Veterinary Division of Henry Schein, Inc., a distributor of animal healthcare products and services to veterinary practitioners to sell and distribute the VetScan DXS, along with the associated reagent discs and kits.  As part of the realignment of our distribution channel, in the third quarter of fiscal 2005, we terminated our relationship with Vedco, Inc., a warehousing cooperative for member distributors who sold Abaxis products to their respective customers.  We are working with other U.S. based regional and national distributors, which includes American Veterinary Supply Corp., DVM Resources, Henry Schein, IVESCO, TradeWinds Trading Company and Western Medical Supply, to expand their sales and services to support the customers served by other Vedco distributors.  In the third quarter of fiscal 2005, we negotiated direct distributor agreements with Vedco members Merritt Veterinary Supply and Miller Veterinary Supply.  In addition to selling through distributors, we directly supply our VetScan products to Veterinary Centers of America (VCA), the nation’s largest veterinary hospital chain.

Outside of the United States, we sell our veterinary products to various distributors located in Canada.  Our veterinary reagents are sold to distributors such as CDMV, Midwest Veterinary Distribution Cooperative LTD, Veterinary Purchasing Company Limited and Western Drug Distribution Center LTD and we currently sell our VetScans to one distributor, Vet Novations.  We intend to enter into arrangements with additional veterinary distributors within North America as well as pursue direct veterinary sales where appropriate.

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

We currently have distributors for our products in the following countries:  Australia, Austria, Bahrain, Belgium, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Korea, Kuwait, Mexico, New Zealand, Norway, Portugal, Russia, South Africa, Spain, Sweden, Switzerland, United Arab Emirates and the United Kingdom.  Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our products.  These distributors may not be successful in obtaining proper approvals for our products in their respective countries, and they may not be successful in marketing our products.  We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence.

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

Historically, hospitals and commercial laboratories perform most of the human medical testing, and veterinary specialized commercial laboratories perform most veterinary medical testing.  We have identified five principal factors that customers typically use to evaluate our products and those of our competitors.  These factors are as follows:  range of tests offered; the immediacy of results; cost effectiveness; ease of use and reliability of results.  We believe that we compete effectively on each of these factors except for the range of tests offered.  Clinical laboratories are effective at processing both a wide range and high volumes of discrete tests using skilled technicians and complex equipment.  While our current offering of reagent discs cannot provide the same broad range of tests, we believe that in our targeted market segments, our products provide a sufficient breadth of test menus to compete successfully with clinical laboratories given the advantages of our products with respect to the other four factors.

Our principal competitors in the human diagnostic market are Alfa Wassermann S.P.A., Elan Diagnostics, Hemagen Diagnostics, Inc., i-STAT Corporation (which was purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.), Novitron International, Inc., Polymedco and Roche.  Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation.  Most of our competitors have significantly greater financial and other resources than we do.  In particular, many of our competitors have large sales forces and well-established distribution channels.  Consequently, we are developing our distribution network and expanding our direct sales force in order to compete in these markets.

Manufacturing

We manufacture our Piccolo and VetScan products from our facility located in Union City, California.  The VetScan HMII is manufactured by DIATRON in Hungary and is purchased by us as a completed instrument.

Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration.  To produce and commercially ship Piccolo products, we must have a license to manufacture medical products in the State of California, where we conduct our principal manufacturing activities, and have approval from the FDA as a medical device manufacturer.  The 1976 Medical Device Amendment requires us to manufacture our Piccolo products in accordance with current Good Manufacturing Practices (“cGMP”) guidelines.  Current Good Manufacturing Practice requirements are set forth in the 21 CFR 820 Quality System Regulation.  These requirements regulate the methods used in, and the facilities and controls used for, the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use.  In addition, various state regulatory agencies may regulate the manufacture of our products.  For example, we have obtained a license from the State of California to manufacture our products.  In April 2001, the State of California Food and Drug Branch granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices.  In May 2001, the State of California Food and Drug Branch granted licensing for our Union City facility.  In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards.  In March 2003, the U.S. FDA conducted a facilities inspection and verified our compliance with the 21 CFR 820 Regulation.  Although we are not required to comply with all of the government regulations applicable to the human medical market when manufacturing the VetScan DXS products, we have established all of our manufacturing operations to be compliant with the Quality System Regulation as this ensures product quality and integrity regardless of end use or patient.

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

•

Reagent Discs:  The molded plastic discs used in the manufacture of the reagent disc are manufactured to our specifications by an established injection-molding manufacturer.  To achieve the precision required for accurate test results, the discs must be molded to very narrow tolerances.  To date, we have only qualified two manufacturers, C. Brewer & Co. and Nypro Oregon, Inc. to mold the discs.  We have also qualified a second manufacturing site with  Nypro Oregon, Inc.  We do not have supply agreements with any of these companies and they are under no contractual obligation to continue supplying us with discs either in the quantities or at the prices that such companies have done historically.  We are also working with our suppliers to improve yields and increase capacity on the existing production molds.  While we have increased the number of disc molding tools to strengthen and better protect our line of supply, an inability by our injection-molding manufacturers to supply sufficient discs would have a material adverse impact on our results of operations.

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

•

Reagent Beads:  The reagent discs contain diluent and all the dry reagent chemistry beads necessary to perform blood analyses.  We purchase chemicals from third party suppliers and formulate the raw materials, using proprietary processes, into beads at the proper concentration and consistency to facilitate placement in the reagent disc and provide homogeneous dissolution and mixing when contacted by the diluted plasma.  We are dependent on the following companies who are our sole source providers of one or more chemicals that we use in the reagent production process: Amano Enzyme USA Co, Ltd., Genzyme Corporation, Kikkoman Corporation Biochemical Division, Microgenics Corporation, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffman-La Roche, Ltd., Shinko American Inc. and Sigma Aldrich Inc.  We do not have supply agreements with any of these companies and they are under no contractual obligation to continue supplying us in the quantities or at the price such companies have done historically.  Although we believe all of the chemicals provided by these companies would be readily available elsewhere and we continue to evaluate vendor sources to protect and improve our lines of supply, the loss of any of these companies as a supplier could materially adversely affect our manufacturing activities and results of operations.

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

Diatron Messtechnik GmbH

Under our November 2003 agreement with DIATRON, we acquired the exclusive right to distribute DIATRON’s veterinary hematology analyzers in Australia, Canada, Japan, New Zealand and the United States.  The agreement has a five year term, but is also subject to certain minimum purchase quantities during the first five years of the contract term.

DVM Resources

We do not have any contractual relationship with DVM Resources, one of our distributors that accounted for 17% and 16% of our revenue in fiscal 2005 and 2004, respectively.  Consequently, DVM Resources may at any time cease to purchase our products without any penalty.

Scil Animal Care Gmbh

In September 2001, we entered into a five-year non-exclusive distribution agreement with Scil Animal Care Company GmbH of Germany, under which Scil will distribute our VetScan products in Belgium, Denmark, Finland, Germany, Norway, Sweden and the Netherlands.

Vedco, Inc.

We do not have any contractual relationship with Vedco, Inc., a warehousing cooperative for member distributors who sold Abaxis products to their respective customers.  In December 2004, we terminated our relationship with Vedco, Inc. to realign our distribution channel to provide Abaxis with greater visibility to manage based on individual distributor sales forecasts and to offer realistic price incentives based on actual distributor sales volumes.  Vedco, Inc. accounted for 14% and 27% of our revenue in fiscal 2005 and 2004, respectively.

Government Regulation

Piccolo System

Food and Drug Administration Clearance

Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration.  The FDA has classified our Piccolo products as “Class I” and “Class II” devices.  These classifications require us to submit to the FDA a pre-market notification form or 510(k).  The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing.  In our 510(k) notification, we must, among other things, establish that the product we plan to market is “substantially equivalent” to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) to a product that the FDA has previously cleared under the 510(k) process.  The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device.  To date, we have received market clearance from the FDA for our Piccolo system and 23 reagent tests that we have on ten reagent discs, with the addition of General Chemistry 13 in the third quarter of fiscal 2005.  We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures.  These new test products are crucial for our success in the human diagnostic market.  If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

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

In July 2004, the U.S. Food and Drug Administration (FDA) granted our first waived status under CLIA regulations for our lipids test panel when used in conjunction with our Piccolo point of care analyzer.  Waived status permits untrained personnel to run the Piccolo using the Lipid Panel and, thus, extending the sites (doctors’ offices and other point-of-care environments) that can use the Piccolo.  Currently, a second petition is under evaluation by the FDA for our Lipid Panel Plus disc.  This disc includes total cholesterol, HDL cholesterol, triglycerides, glucose, and the liver enzymes, ALT and AST.  We cannot assure you that we will successfully receive the waived status from the FDA on this second disc or for other products.  Consequently, the market for our Piccolo products may be confined to those testing facilities that are certified as “laboratories” and our growth will be limited accordingly.

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

VetScan DXS

The government regulations discussed above generally do not apply to our VetScan DXS products in the U.S.  Internationally, among the countries where we currently have established distribution arrangements, to our knowledge, Japan is the only market where VetScan DXS products are subject to government approvals.  In Japan, the Ministry of Agriculture, Forestry and Fishery regulates veterinary diagnostic devices, and thus the VetScan DXS system must be approved by such Ministry prior to being marketed in Japan.

In order to maintain high quality standards for all products, we are using the same manufacturing facilities to manufacture all point-of-care blood chemistry analyzers whether they be for the Piccolo or VetScan system products and therefore is following the same manufacturing processes and procedures where practical.

Intellectual Property

We have pursued the development of a patent portfolio to protect our technology.  As of March 31, 2005, 33 patent applications have been filed on behalf of Abaxis with the United States Patent and Trademark Office, of which the following 29 have been issued:

Patent No.	Description	Issue Date	Expiration Date

5,061,381	Apparatus and Method for Separating Cells from Biological Fluids	October 29, 1991	June 4, 2010

5,122,284	Apparatus and Method for Optically Analyzing Biological Fluids	June 16, 1992	June 4, 2010

5,173,193	Centrifugal Rotor Having Flow Partition	December 22, 1992	April 1, 2011

5,186,844	Apparatus and Method for Continuous Centrifugal Blood Cell Separation	February 16, 1993	April 1, 2011

5,242,606	Sample Metering Port for Analytical Rotor Having Overflow Chamber	September 7, 1993	September 7, 2010

5,275,016	Cryogenic Apparatus	January 4, 1994	April 24, 2012

5,304,348	Reagent Container for Analytical Rotor	April 19, 1994	February 11, 2012

5,384,247	Determination of Sodium Ions in Fluids	January 24, 1995	January 24, 2012

5,403,415	Method and Device for Ultrasonic Welding	April 4, 1995	November 17, 2013

5,409,665	Simultaneous Cuvette Filling with Means to Isolate Cuvettes	April 25, 1995	September 1, 2013

5,409,814	Determination of Ions in Fluids	April 25, 1995	April 25, 2012

5,413,732	Reagent Compositions for Analytical Testing	May 9, 1995	May 9, 2012

5,457,053	Reagent Container for Analytical Rotor	October 10, 1995	October 10, 2012

5,472,603	Analytical Rotor with Dye Mixing Chamber	December 5, 1995	December 5, 2012

5,478,750	Methods for Photometric Analysis	December 26, 1995	March 31, 2013

5,501,958	Determination of Potassium Ions in Fluids	March 26, 1996	March 26, 2013

5,518,930	Simultaneous Cuvette Filling with Means to Isolate Cuvettes	May 21, 1996	September 1, 2013

5,590,052	Error Checking in Blood Analyzer	December 31, 1996	April 14, 2014

5,591,643	Simplified Inlet Channels	January 7, 1997	January 7, 2014

5,599,411	Method and Device for Ultrasonic Welding	February 4, 1997	November 17, 2013

5,624,597	Reagent Compositions for Analytical Testing	April 29, 1997	April 29, 2014

5,693,233	Methods of Transporting Fluids Within An Analytical Rotor	December 2, 1997	April 2, 2012

5,776,563	Dried Chemical Compositions	July 7, 1998	July 7, 2015

5,998,031	Dried Chemical Compositions	December 7, 1999	August 19, 2011

6,068,971	Process for Determination of Ions in Fluids by Masking of Interfering Ions	May 30, 2000	May 30, 2017

6,235,531	Modified Siphons for Improved Metering Precision	May 22, 2001	September 1, 2013

6,251,684	Dried Chemical Compositions	June 26, 2001	August 18, 2011

6,752,961	Modified Siphons for Improved Metering Precision	June 22, 2004	September 1, 2013

6,818,415	Sodium Activation of Amylase	November 16, 2004	June 22, 2021

Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business.  We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain competitive position.  Fourteen international applications have been filed on behalf of Abaxis under the Patent Cooperation Treaty (PCT) and we are selectively filing patent applications in countries where we anticipate to market our products.  Under the fourteen PCT applications, 73 national foreign applications were filed on behalf of Abaxis in various countries and 62 of them have been granted.  Of these 62, twenty-eight have been abandoned and one is being opposed by bioMerieux in front of the European Patent Office.  We are in the process of responding to the opposition and obtaining final ruling from the European Patent Office.

Employees

As of March 31, 2005, we had 184 full-time employees distributed across the following divisions:

•	26 in research and development;

•	93 in manufacturing operations;

•	55 in sales and marketing (including customer support); and

•	10 in general and administrative.

We also use temporary help to assist in carrying out certain operational duties.  As of March 31, 2005, we had 20 temporary employees with most of them assisting in manufacturing operations.  None of our employees are covered by collective bargaining agreements and management considers its relations with employees to be good.

ITEM 2.	PROPERTIES

We occupy approximately 91,124 square feet of office, research and development and manufacturing space in a building in Union City, California.  The lease agreement is for ten years which commenced in January 2001 with an option to extend the lease for five additional years.  Our Germany office consists of approximately 1,500 square feet located in Darmstadt, Germany.  The lease agreement for the Germany office is terminable upon three months notice.  We believe that our current facilities are suitable and adequate to meet our needs for the foreseeable future.

ITEM 3.	LEGAL PROCEEDINGS

We are from time to time involved in various litigation matters in the normal course of business.  While the outcome of these proceedings and claims cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No items were submitted to a vote of security holders during the quarter ended March 31, 2005.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

Our common stock is traded on the NASDAQ National Market under the symbol “ABAX”.  The following table sets forth the quarterly high and low closing bid prices for the common stock from April 1, 2003 through March 31, 2005 as reported by the NASDAQ National Market:

	Prices

	High	Low

Fiscal Year Ended March 31, 2004:
Quarter ended June 30	$6.67	$3.66
Quarter ended September 30	13.90	6.40
Quarter ended December 31	21.50	14.26
Quarter ended March 31	22.80	15.56
Fiscal Year Ended March 31, 2005:
Quarter ended June 30	$22.25	$16.51
Quarter ended September 30	18.00	13.00
Quarter ended December 31	15.36	11.30
Quarter ended March 31	14.05	8.03

There were approximately 19,901,420 shares of our common stock issued and outstanding and held by 201 shareholders of record as of June 7, 2005.

Dividend Policy

Under our debt agreements, we are restricted from paying aggregate cash dividends on our stock in excess of 50% of our net income on an annual basis.  We have not paid dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.  We did not repurchase any of our equity securities during the fourth quarter of fiscal 2005.

Stock Purchase Rights

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

The following table provides aggregate information through March 31, 2005 regarding (i) grants under both of our equity incentive plans and (ii) outstanding warrants to purchase our common stock.

EQUITY COMPENSATION INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by our shareholders:
1998 Stock Option Plan	2,690,327	$6.82	326,743
1992 Outside Directors’ Stock Option Plan	73,000	$4.54	—

Equity securities not approved by our shareholders:
Warrants to purchase our common stock (1)	287,235	$6.67	—

Total:	3,050,562	$6.75	326,743

(1)

Consists of warrants expiring through May 2007.  All warrants were issued to service providers, except for warrants to purchase an aggregate of 23,850 and 110,000 shares of our common stock at a per share exercise price of $7.00 issued to purchasers of our Series D and Series E convertible preferred stock, respectively.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,

	2005	2004	2003	2002	2001

Statements of Operations Data:
Product sales, net	$52,464,000	$46,599,000	$34,532,000	$30,418,000	$29,536,000
Development and licensing revenue	294,000	275,000	248,000	213,000	237,000

Total revenues	52,758,000	46,874,000	34,780,000	30,631,000	29,773,000

Costs and operating expenses:
Cost of product sales	24,811,000	22,966,000	17,755,000	15,966,000	16,560,000
Selling, general and administrative	15,701,000	14,431,000	11,564,000	9,333,000	9,641,000
Research and development	5,150,000	4,757,000	3,888,000	3,834,000	3,458,000

Total costs and operating expenses	45,662,000	42,154,000	33,207,000	29,133,000	29,659,000

Income from operations	7,096,000	4,720,000	1,573,000	1,498,000	114,000
Interest and other income	302,000	173,000	217,000	91,000	140,000
Interest and other expense	(33,000)	(68,000)	(149,000)	(269,000)	(45,000)

Income before income taxes	7,365,000	4,825,000	1,641,000	1,320,000	209,000
Income tax provision (benefit)	2,514,000	(19,208,000)	5,000	16,000	21,000

Net income	4,851,000	24,033,000	1,636,000	1,304,000	188,000

Preferred dividends and accretion (a)	—	(419,000)	(1,235,000)	(1,033,000)	(1,648,000)

Net income (loss) attributable to common shareholders	$4,851,000	$23,614,000	$401,000	$271,000	$(1,460,000)

Basic net income (loss) per share	$0.25	$1.30	$0.02	$0.02	$(0.09)

Diluted net income (loss) per share	$0.22	$1.16	$0.02	$0.02	$(0.09)

Weighted average common shares outstanding - basic	19,696,299	18,128,181	16,634,447	16,264,153	15,994,438

Weighted average common shares outstanding - diluted	21,662,485	20,387,167	17,014,313	16,811,326	15,994,438

(a)	For fiscal 2005 and 2004, includes preferred dividends of $0 and $419,000, respectively.

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

	March 31,

	2005	2004	2003	2002	2001

Balance Sheet Data:
Cash and cash equivalents	$5,776,000	$9,324,000	$10,430,000	$4,098,000	$2,012,000
Short-term investments	16,858,000	7,998,000	—	—	—
Working capital	38,744,000	25,865,000	17,855,000	13,282,000	7,811,000
Total assets	71,009,000	61,898,000	32,368,000	29,680,000	26,001,000
Long-term obligations, excluding current portion	1,629,000	938,000	1,218,000	1,747,000	2,191,000
Convertible preferred stock	—	—	3,176,000	2,561,000	—
Total shareholders’ equity	61,667,000	54,572,000	22,268,000	18,152,000	15,495,000

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Abaxis, Inc. (“us” or “we”), incorporated in California in 1989, develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurements.  Our primary product is a system consisting of a compact 6.9 kilogram (15 pounds) portable blood analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 13 tests on veterinary patients and 14 tests on human patients.

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

Results of Operations

Total Revenues

The following is a summary of revenues for each group of products and services provided by the Company for fiscal 2005, 2004 and 2003:

	Year Ended March 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

Instruments	$17,203,000	$16,194,000	$10,735,000	6%	51%
Percentage of total revenues	33%	35%	31%
Reagent discs and kits	32,921,000	28,144,000	21,893,000	17%	29%
Percentage of total revenues	62%	60%	63%
Other	2,340,000	2,261,000	1,904,000	3%	19%
Percentage of total revenues	4%	5%	5%

Product sales, net	52,464,000	46,599,000	34,532,000	13%	35%
Development and licensing revenue	294,000	275,000	248,000	7%	11%

Total revenues	$52,758,000	$46,874,000	$34,780,000	13%	35%

Total revenues increased 13% or $5,884,000 from $46,874,000 in fiscal 2004 to $52,758,000 in fiscal 2005.  The growth in revenue was due to an increase in instrument sales of 6% or $1,009,000 from fiscal 2004 to fiscal 2005 and an increase in sales of our reagent discs and kits of 17% or $4,777,000 from fiscal 2004 to fiscal 2005.  The increase in revenue from instrument sales in fiscal 2005 was primarily in the veterinary market due to improved sales productivity per sales personnel in the United States.  The increase in revenue from reagent discs and kits in fiscal 2005 was due to the expanded installed base of our instruments.  Product sales in fiscal 2005 were negatively affected by the termination of our relationship with Vedco, Inc. in December 2004.  Vedco, Inc., a warehousing cooperative for member distributors who sold Abaxis products to their respective customers, accounted for 14% of total revenues in fiscal 2005, compared to 27% of total revenues in fiscal 2004.  The decrease in revenue from Vedco was offset by an increase in revenue from other U.S. based regional and national distributors such as American Veterinary Supply Corp., DVM Resources, Henry Schein, Merritt Veterinary Supply and Miller Veterinary Supply.  The relationship with Vedco was terminated in the third quarter of fiscal 2005 to realign Abaxis’ distribution channel to provide Abaxis with greater visibility to manage based on individual distributor sales forecasts and to offer realistic price incentives based on actual distributor sales volumes.

Revenues by Customer Group:

The following is a summary of revenues by customer group for fiscal 2005, 2004 and 2003:

	Year Ended March 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

Medical Market	$8,095,000	$7,119,000	$3,037,000	14%	134%
Percentage of total revenues	15%	15%	9%
Veterinary Market	42,806,000	37,875,000	30,313,000	13%	25%
Percentage of total revenues	81%	81%	87%
Other	1,857,000	1,880,000	1,430,000	(1)%	31%
Percentage of total revenues	4%	4%	4%

Total revenues	$52,758,000	$46,874,000	$34,780,000	13%	35%

Medical Market Results

Revenues from the medical market increased 14% or $976,000 from $7,119,000 in fiscal 2004 to $8,095,000 in fiscal 2005.  We sold a total of 293 Piccolo systems in fiscal 2005, a 19% decrease from the 363 Piccolo systems sold in fiscal 2004.  Revenues from the sale of our Piccolo systems decreased 19% or $848,000 from fiscal 2004 to fiscal 2005 primarily due to a decrease in sales of our Piccolo systems to the U.S. Military of 25% or $471,000 and a decrease in sales of our Piccolo systems in the United States market (excluding the U.S. Military) of 24% or $448,000.  In Asia and Latin America, revenues from the sale of our Piccolo systems decreased 80% or $203,000 from fiscal 2004 to fiscal 2005 due to an unexpectedly long process by the Japanese regulators to approve the chemistries offered by Abaxis in Japan, which limited the sales of Abaxis products in the respective country.  In fiscal 2004, purchases of our Piccolo system by a distributor in Japan were related to initial inventory stocking.  In Europe, revenues from the sale of our Piccolo systems increased 98% or $274,000 from fiscal 2004 to fiscal 2005 primarily due to the increasing awareness of our medical instruments.

Revenues from the sale of our reagent discs in the medical market increased 74% or $1,821,000 from fiscal 2004 to fiscal 2005, as we sold 404,000 reagent discs in fiscal 2005, compared to 218,000 reagent discs sold in fiscal 2004.  The increase in revenue from reagent discs was attributed to an increase in unit sales of reagent discs sold to the U.S. Military (total increase in absolute dollars of 75% or $921,000) and also to the continued expanded installed base of our Piccolo systems in the United States market.

Veterinary Market Results

Revenues from the veterinary market increased 13% or $4,931,000 from $37,875,000 in fiscal 2004 to $42,806,000 in fiscal 2005.  We sold a total of 1,681 VetScan and hematology systems in fiscal 2005, an 11% increase from the 1,514 instruments sold in fiscal 2004.  Revenues from the sale of our VetScan and hematology systems increased 16% or $1,857,000, mainly from improved sales productivity per sales personnel in the United States.

Revenues from the sale of our reagent discs and kits increased 12% or $2,956,000 from fiscal 2004 to fiscal 2005.  We sold 2,253,000 reagent discs in fiscal 2005, compared to 2,102,000 reagent discs sold in fiscal 2004 and we sold 13,853 hematology reagent kits in fiscal 2005, compared to 10,766 hematology reagent kits sold in fiscal 2004.  Overall unit sales of reagent discs and kits sold during fiscal 2005 increased due to a higher consumption rate of users and to the expanded installed base of our instruments.  In December 2004, we terminated our relationship with Vedco, Inc. as part of the realignment of our distribution channel.  During the third and fourth quarters of fiscal 2005, we worked with other U.S. based regional and national distributors, which included American Veterinary Supply Corp., DVM Resources, Henry Schein, IVESCO, TradeWinds Trading Company and Western Medical Supply, to expand their sales and services to support the customers served by other Vedco distributors.  In the third quarter of fiscal 2005, we negotiated direct distributor agreements with Vedco members Merritt Veterinary Supply and Miller Veterinary Supply.

Revenues by Geographical Location

The following is a summary of revenues by geographic region based on customer location for fiscal 2005, 2004 and 2003:

	Year Ended March 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

United States	$45,059,000	$40,232,000	$29,029,000	12%	39%
Percentage of total revenues	86%	86%	84%
Europe	5,915,000	4,773,000	3,866,000	24%	23%
Percentage of total revenues	11%	10%	11%
Asia and Latin America	1,784,000	1,869,000	1,885,000	(5)%	(1)%
Percentage of total revenues	3%	4%	5%

Total revenues	$52,758,000	$46,874,000	$34,780,000	13%	35%

Total revenues in the United States increased 12% or $4,827,000 from $40,232,000 in fiscal 2004 to $45,059,000 in fiscal 2005.  The total increase was attributed to an increase in revenue from instrument sales of 8% or $1,076,000.  Revenues from the sale of our VetScan and hematology systems increased 21% or $1,995,000 due to improved sales productivity of our VetScan and hematology systems per sales personnel in the United States.  The net increase in revenue from instrument sales was offset by a decrease of 24% or $919,000 of revenue from the sales of our Piccolo systems, of which sales to the U.S. Military decreased by 25% or $471,000.  Revenues from the sale of our reagent discs and hematology reagent kits increased 15% or $3,664,000 primarily due to the expanded installed base of our instruments.  In December 2004, we terminated our relationship with Vedco, Inc. as part of the realignment of our distribution channel.  During the third and fourth quarters of fiscal 2005, we worked with other U.S. based regional and national distributors, which included American Veterinary Supply Corp., DVM Resources, Henry Schein, IVESCO, TradeWinds Trading Company and Western Medical Supply to expand their sales and services to support the customers served by other Vedco distributors.  In the third quarter of fiscal 2005, we negotiated direct distributor agreements with Vedco members Merritt Veterinary Supply and Miller Veterinary Supply.

In the United States, two distributors, DVM Resources and Vedco, Inc. accounted for 17% and 14%, respectively, of total revenues for fiscal 2005, and 16% and 27%, respectively, of total revenues for fiscal 2004.

Total revenues in Europe increased 24% or $1,142,000 from $4,773,000 in fiscal 2004 to $5,915,000 in fiscal 2005.  Revenues from the sale of our Piccolo systems increased 98% or $274,000 due to the increasing awareness of our medical instruments.  Revenues from the sales of our reagent discs and hematology reagent kits increased 34% or $909,000 due to the expanded installed base of our instruments in both the medical and veterinary markets.

Total revenues in Asia and Latin America decreased 5% or $85,000 from $1,869,000 in fiscal 2004 to $1,784,000 in fiscal 2005.  Total revenues from the sales of our instruments decreased 35% or $291,000 mainly due to an unexpectedly long process by the Japanese regulators to approve the chemistries offered by Abaxis in Japan, which limited the sales of Abaxis products in the respective country.  In fiscal 2004, purchases of our Piccolo system by a distributor in Japan were related to initial inventory stocking.  Revenues from the sale of our reagent discs and hematology reagent kits increased 20% or $204,000 due to a higher consumption rate of institutional users in the veterinary market.

Currently, we are exploring distribution alternatives in both the veterinary and medical markets.  Our goal for fiscal 2006 is to increase instrument sales in both the veterinary and medical markets by allocating resources to product selling and marketing.  We plan to increase our sales force in both the veterinary and medical markets and offer enhanced incentive programs to retain highly skilled sales professionals.  The increase in medical and veterinary reagent discs and hematology kits of 17% or $4,777,000 from fiscal 2004 to fiscal 2005 and 29% or $6,251,000 from fiscal 2003 to fiscal 2004 is consistent with our belief that there will be recurring reagent disc revenue as our product lines mature.

Comparison of Revenues from Fiscal 2003 to Fiscal 2004

Total revenues increased 35% or $12,094,000 from $34,780,000 in fiscal 2003 to $46,874,000 in fiscal 2004.  The growth in revenue was primarily due to an increase in total instrument sales of 51% or $5,459,000 from fiscal 2003 to fiscal 2004 and an increase of reagent discs and kits of 29% or $6,251,000 from fiscal 2003 to fiscal 2004.  Revenues from the medical market increased by $4,082,000 from $3,037,000 in fiscal 2003 to $7,119,000 in fiscal 2004.  Revenues from the veterinary market increased by $7,562,000 from $30,313,000 in fiscal 2003 to $37,875,000 in fiscal 2004.

The increase in revenues from fiscal 2003 to fiscal 2004 was attributable to increased unit sales of our medical and veterinary reagent discs and hematology kits due to a higher consumption rate of users and to the expanded installed base of our Piccolo and VetScan systems.  In September 2003, we completed and released the developments of the Renal Function, Hepatic Function and Comprehensive Metabolic Panels, which are key Piccolo medical panels which, together with existing panels, completes the full array of the Center for Medicare and Medicaid Services reimbursement panels.  In February 2004, we received Food and Drug Administration (FDA) market clearance for our magnesium assay for use in the Piccolo blood chemistry analyzers.

Cost of Product Sales

	Year Ended March 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

Cost of product sales	$24,811,000	$22,966,000	$17,755,000	8%	29%
Percentage of total revenues	47%	49%	51%

Cost of product sales includes the costs associated with manufacturing, assembly, package, warranty repairs, test and quality assurance for our instruments and reagent discs and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.  The decrease in cost of product sales as a percent of revenue from fiscal 2004 to fiscal 2005 was due to the lower unit costs of hematology reagents and the lower unit costs of manufacturing reagent discs resulting from improved manufacturing processes and absorption of fixed costs of our facility.  The decrease in cost of product sales as a percent of revenue from fiscal 2003 to fiscal 2004 was attributable to increases in sales volume of reagent discs and lower unit costs resulting from improved manufacturing processes and absorption of fixed costs of our facility.

The increases in cost of product sales in absolute dollars from fiscal 2004 to fiscal 2005 and from fiscal 2003 to fiscal 2004 were primarily attributed to the increase in instrument sales of 6% or $1,009,000 from fiscal 2004 to fiscal 2005 and 51% or $5,459,000 from fiscal 2003 to fiscal 2004 and to the increase in sales of reagent discs and kits of 17% or $4,777,000 from fiscal 2004 to fiscal 2005 and 29% or $6,251,000 from fiscal 2003 to fiscal 2004.

Selling, General and Administrative Expense

	Year Ended March 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

Selling, general and administrative	$15,701,000	$14,431,000	$11,564,000	9%	25%
Percentage of total revenues	30%	31%	33%

Selling, general and administrative expenses consist of salaries and benefits, commissions and related expenses for personnel engaged in marketing, advertising, costs associated with promotional and other marketing expenses, customer service and technical service and general corporate functions, including accounting, human resources and legal.  Selling, general and administrative expenses increased 9% or $1,270,000 from fiscal 2004 to fiscal 2005 primarily due to an increase in legal expenses of $395,000 and expenses relating to Sarbanes-Oxley compliance of $929,000.

Selling, general and administrative expenses increased 25% or $2,867,000 from fiscal 2003 to fiscal 2004 primarily due to increased expenses of $841,000 devoted to sales and marketing resources in the medical market and $1,410,000 devoted to sales and marketing resources in the veterinary market.

Selling, general and administrative activities accounted for 30%, 31% and 33% of total revenues during fiscal 2005, 2004 and 2003.  We anticipate the dollar amount of selling, general and administrative expenses to increase in fiscal 2006 from fiscal 2005 but remain consistent as a percentage of total revenues due to our plan to increase our sales force and offer incentive programs to retain highly skilled sales professionals.

Research and Development

	Year Ended March 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

Research and development	$5,150,000	$4,757,000	$3,888,000	8%	22%
Percentage of total revenues	10%	10%	11%

Research and development expenses consist of salaries and benefits, related expenses associated with the development of clinical trials of new test methods and the enhancement of existing products.  Research and development expenses increased by 8% or $393,000 in fiscal 2005 from fiscal 2004 and 22% or $869,000 in fiscal 2004 from fiscal 2003 primarily due to new product development in both the medical and veterinary markets.

Research and development activities accounted for 10%, 10% and 11% of total revenues during fiscal 2005, 2004 and 2003.  We anticipate the dollar amount of research and development expenses to increase in fiscal 2006 from fiscal 2005 but remain consistent as a percentage of total revenues, as we complete new products in both the medical and veterinary markets.  There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful.

Interest and Other Income (Expense), Net

The following table sets forth our interest and other income (expense), net for fiscal 2005, 2004 and 2003:

	Year Ended March 31,			Percentage Change

	2005	2004	2003	2004 to 2005	2003 to 2004

Interest and other income	$302,000	$173,000	$217,000	75%	(20)%
Interest and other expense	(33,000)	(68,000)	(149,000)	(51)%	(54)%

	$269,000	$105,000	$68,000	156%	54%

Interest and Other Income

Interest and other income primarily consist of interest earned on cash, cash equivalents and short-term investments.  The increase of 75% or $129,000 in fiscal 2005 from fiscal 2004 was primarily due to higher average invested balances.  The decrease of 20% or $44,000 in fiscal 2004 from fiscal 2003 was due to lower interest rates obtained on our cash, cash equivalents and short-term investments.

Interest and Other Expense

Interest and other expense primarily consist of interest incurred on our capital lease, equipment financing loan, co-promotion agreement with Abbott Laboratories and net loss on disposal of equipment.  The decrease in interest expense in fiscal 2005 from fiscal 2004 and in fiscal 2004 from fiscal 2003 was primarily due to the reduced balances on our capital lease and repayment of our equipment loan in March 2004.

Income Tax Provision (Benefit)

	Year Ended March 31,

	2005	2004	2003

Income tax provision (benefit)	$2,514,000	$(19,208,000)	$5,000

For fiscal 2005, the income tax provision was $2,514,000, based on an effective tax rate of 34%, which was based on federal and state statutory rates, reduced by benefits from research and development credits and foreign sales activity.  In fiscal 2004, the income tax benefit totaled $19,208,000, which included a one-time income tax benefit of $19,450,000 related to existing deferred tax assets (principally net operating loss carryforwards) because we concluded that it is more likely than not that these assets will be realized.  Prior to the fourth quarter of fiscal 2004, these deferred tax assets had been fully reserved.  The $19,450,000 income tax benefit is partially offset by a current tax provision of $242,000 related to taxes for various state tax jurisdictions and federal alternative minimum tax for fiscal 2004.  For fiscal 2003, the income tax expense totaled $5,000, which primarily related to taxes for various state tax jurisdictions.  We expect our effective tax rate will be approximately 36% for federal and various state tax jurisdictions in the near term.

Preferred Dividends and Accretion

	Year Ended March 31,

	2005	2004	2003

Preferred dividends and accretion	$—	$419,000	$1,235,000

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

Liquidity and Capital Resources

As of March 31, 2005, we had $22,634,000 in cash, cash equivalents and short-term investments as compared to $17,322,000 at March 31, 2004.

	Year Ended March 31,		Increase/ (Decrease)

	2005	2004

Cash and cash equivalents	$5,776,000	$9,324,000	$(3,548,000)
Short-term investments	16,858,000	7,998,000	8,860,000

	$22,634,000	$17,322,000	$5,312,000

Cash provided (used) in fiscal 2005, 2004 and 2003 as follows:

	Year Ended March 31,

	2005	2004	2003

Cash provided by operating activities	$6,321,000	$7,198,000	$3,525,000
Cash (used in) investing activities	(11,344,000)	(10,029,000)	(1,157,000)
Cash provided by financing activities	1,475,000	1,725,000	3,964,000

Net increase (decrease) in cash and cash equivalents	$(3,548,000)	$(1,106,000)	$6,332,000

Operating Activities - During the fiscal year ended March 31, 2005, we generated $6,321,000 of cash from operating activities compared to $7,198,000 for the fiscal year ended March 31, 2004.  This change was primarily the result of net income of $4,851,000 adjusted for the effects of non-cash expenses including depreciation and amortization of $1,896,000, stock option income tax benefits of $608,000, an increase in current net deferred tax assets of $4,068,000 and a decrease in non-current net deferred tax assets of $5,592,000.

Trade Receivables - Our gross trade receivable balance was $10,991,000 and $8,459,000 as of March 31, 2005 and March 31, 2004, respectively.  The increase in our trade receivable balance was primarily due to a higher increase in sales in the last month of the fourth quarter of fiscal 2005 as compared to fiscal 2004.

Inventories - Inventories increased to $8,355,000 as of March 31, 2005 from $5,736,000 as of March 31, 2004, primarily related to purchases due to a higher projected sales volume.

Current Net Deferred Tax Assets - Current net deferred tax assets increased to $4,677,000 as of March 31, 2005 from $609,000 as of March 31, 2004, as a result of anticipated utilization of net operating losses on projected income for fiscal 2006.

Non-current Net Deferred Tax Assets - Non-current net deferred tax assets decreased to $15,032,000 as of March 31, 2005 from $20,624,000 as of March 31, 2004, as a result of utilization of net operating loss carryforwards in fiscal 2005 and anticipated utilization of net operating losses for fiscal 2006.

Accounts Payable - Accounts payable increased to $3,850,000 as of March 31, 2005 from $2,721,000 as of March 31, 2004, related to inventory purchases due to a higher projected sales volume.

Accrued Payroll and Related Expenses - Accrued payroll and related expenses decreased to $1,867,000 as of March 31, 2005 from $2,853,000 as of March 31, 2004, due to a reduction in accrued bonus at March 31, 2005 since qualifiers for bonus payments were not met in the fourth quarter of fiscal 2005.

Other Accrued Liabilities - Other accrued liabilities increased to $828,000 as of March 31, 2005 from $319,000 as of March 31, 2004, related to an increase in income taxes payable and other accrued expenses related to professional services.

Deferred Revenue - The current portion of deferred revenue increased to $907,000 as of March 31, 2005 from $264,000 as of March 31, 2004 and the non-current portion of deferred revenue increased to $1,146,000 as of March 31, 2005 from $474,000 as of March 31, 2004, as a result of incentives in the form of free goods given to customers.

Net cash provided by operating activities in fiscal 2004 was $7,198,000.  This was primarily the result of net income of $24,033,000 offset by the effects of non-cash expenses including depreciation and amortization of $1,708,000, common stock issued for employee benefits plan of $73,000, stock-based compensation of $24,000, stock option income tax benefits of $1,902,000 and an increase in total net deferred tax assets of $21,233,000.  Additional cash was generated from a decrease of $355,000 in prepaid expenses, deposits and other assets; increases of $637,000 in accounts payable; $1,042,000 in accrued payroll and related expenses; $88,000 in deferred rent; and $42,000 in deferred revenue.  Uses of cash from operating activities included increases totaling $1,437,000 in trade receivables and inventories; and a decrease of long-term commission obligation of $36,000.

Net income in fiscal 2004 included a one-time income tax benefit of $19,450,000 related to existing deferred tax assets (principally net operating loss carryforwards) because we concluded that it is more likely than not that these assets will be realized.  Prior to the fourth quarter of fiscal 2004, the net deferred tax assets had been fully reserved.  The increase in trade receivable of $720,000 is primarily due to sales made in the last month of the fourth quarter of fiscal 2004.  The increase in inventory of $717,000, which mainly consists of finished reagent discs, is primarily due to higher sales forecast.

We anticipate that we will incur incremental additional costs to support our future operations, including further commercialization of our products and development of new test methods that will allow us to expand our veterinary market and further penetrate the human medical market; additional pre-clinical testing and clinical trials for our current and future products; acquisition of capital equipment for our manufacturing facility, which includes the ongoing costs related to continuing development of our current and future products; and research and design costs related to the continuing development of our current and future products.

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

Investing Activities - Net cash used in investing activities for fiscal 2005 was $11,344,000.  The cash used in fiscal 2005 was primarily due to purchases of $16,787,000 in short-term investments consisting of corporate obligations, U.S. Treasury and Agency securities and various certificate of deposits offset by the maturities of various certificate of deposits totaling $7,998,000 that were purchased in fiscal 2004.  Cash used in investing activities also included purchases of property and equipment of $2,562,000, primarily to support both our increased product demand and our goal of more efficient production lines, as well as our new product introduction.

Net cash used in investing activities for fiscal 2004 was $10,029,000.  This primarily included purchases of $7,998,000 in short-term investments consisting of various certificate of deposits.  Cash used in investing activities also included purchases of $1,281,000 in property and equipment and $750,000 of intellectual property relating to patents.

We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.

Financing Activities - Net cash provided by financing activities in fiscal 2005 was $1,475,000, which primarily consisted of proceeds from the exercise of stock options of $810,000 and warrants of $687,000.

Net cash provided by financing activities in fiscal 2004 was $1,725,000, which included $2,716,000 of proceeds from the exercise of stock options and warrants, offset by repayments of $991,000 on our equipment financing loan and capital leases.  In March 2004, we paid off the outstanding balance of our equipment financing loan of $933,000.

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

Line of Credit - We have established a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000.  The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.  The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 5.50% at March 31, 2005, and is payable monthly.  Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for our facilities lease at March 31, 2005.  At March 31, 2005, there was no amount outstanding under our line of credit.  The weighted average interest rate on the line of credit during fiscal 2005 and 2004 was 4.45% and 3.92%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis.  Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.  We are also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ended September 30, 2004 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ended March 31, 2005.  In addition, we are required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000.  At March 31, 2005, we were in compliance with these covenants.

Borrowings under the line of credit are collateralized by our net book value of assets of $61.7 million at March 31, 2005 including our intellectual property.

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

Revenue Recognition

Revenues from product sales, net of estimated sales allowances and rebates, are recognized upon shipment when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is reasonably assured.  The Company periodically provides incentives in the form of free goods to customers in connection with the sale of its products.  Revenue from such sales is allocated separately to the instruments and free goods based on the relative fair value of each element.  Revenue allocated to free goods is deferred until the goods are shipped to the customer.  Rights of return are not provided and provisions are made at the time the related revenue is recognized for the estimated future costs to be incurred under initial standard warranty obligations of one year.  Revenues received for, or allocated to extended warranty arrangements are recognized ratably over the related warranty period.  Instrument revenues under cross-distribution agreements (where we and another party purchase each other’s products for resale) are recognized upon sale of the products to the end user.  Development and licensing revenue is recognized in accordance with the related contract terms.

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

Income Taxes

As of March 31, 2005, we had net deferred tax assets of $19,709,000 primarily resulting from net operating loss carryforwards (“NOLs”), which consist of $43,373,000 of federal NOLs that expire at various dates from fiscal years 2006 through 2021, and $6,677,000 of California NOLs that expire at various dates from fiscal years 2006 through 2011.  At March 31, 2005, the Company maintained a valuation allowance of $678,000 relating to federal research and development tax credits which expire in fiscal years 2006 through 2008.  We will continue to evaluate our deferred tax assets in the future to determine whether a deferred tax asset valuation allowance is required at some future point.

Contractual Obligations

As of March 31, 2005, we have the following outstanding contractual obligations:

At March 31, 2005, there was no outstanding balance on our line of credit with Comerica Bank-California.  The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.   In connection with our facility lease agreement, we have established a letter of credit for $410,000, which is secured by our line of credit.

We lease our principal facility and certain office equipment under non-cancelable operating lease agreements, which expire on various dates through fiscal 2011.  The future minimum payments under our capital and operating leases at March 31, 2005 are as follows:

	Capital Leases	Operating Leases

Fiscal Year Ending March 31,
2006	$17,000	$1,003,000
2007	—	1,058,000
2008	—	1,096,000
2009	—	1,123,000
2010	—	1,134,000
Thereafter	—	875,000

Total minimum lease payments	17,000	$6,289,000

Less amounts representing interest (9.9%)	1,000

Present value of minimum lease payments	$16,000

Purchase Commitments

In November 2003, we entered into an OEM agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase DIATRON hematology instruments.  Under the terms of the agreement, we are committed to purchase a minimum number of hematology units from DIATRON once the product was qualified for sale.  Qualification occurred in May 2004 and accordingly, we have minimum purchase commitments.  As of March 31, 2005, the outstanding commitment for fiscal 2006 through 2009 was $1,461,000, $2,791,000, $2,792,000 and $2,792,000, respectively.

Contingencies

We are from time to time involved in various litigation matters in the normal course of business.  While the outcome of these proceedings and claims cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Recent Accounting Pronouncements -

The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003.  FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.  Since January 31, 2003, we have not invested in any entities that we believe are variable interest entities for which we are the primary beneficiary.  The adoption of FIN 46-R in the first quarter of fiscal 2005 did not have an impact our financial position, results of operations or cash flows.

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

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense.  The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of the original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in Note 1 to the Financial Statements.  Although such pro forma effects of applying the original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model we choose to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for our first quarter of fiscal 2007, which begins April 1, 2006, and requires the use of the Modified Prospective Application Method.  Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.  In addition, companies may use the Modified Retrospective Application Method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

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

We Have Not Been Consistently Profitable; We Must Increase Sales Of Our Piccolo And VetScan DXS Products To Maintain Consistent Profitability

          We recognized a net loss attributable to common shareholders in two of the last twelve fiscal quarters ended March 31, 2005.  There can be no assurance that we will experience profitability in the future.  As of March 31, 2005, we have incurred cumulative net losses of $33 million.  Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan DXS products.  Increasing the sales volume of our products will depend upon our ability to:

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

We Are Not Able To Predict Sales In Future Quarters And A Number Of Factors Affect Our Periodic Results

          We are not able to accurately predict our sales in future quarters.  Our revenue in the veterinary market are derived primarily by selling to distributors who resell our products to the ultimate user.  In December 2004, we terminated our relationship with Vedco, Inc., a warehousing cooperative for member distributors who sold Abaxis products to their respective customers, as part of the realignment of our distribution channel. During the third and fourth quarters of fiscal 2005, we worked with other U.S. based regional and national distributors, which included American Veterinary Supply Corp., DVM Resources, Henry Schein, IVESCO, TradeWinds Trading Company and Western Medical Supply, to expand their sales and services to support the customers served by other Vedco distributors.  In the third quarter of fiscal 2005, we negotiated direct distributor agreements with Vedco members Merritt Veterinary Supply and Miller Veterinary Supply.

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

We Could Fail to Achieve Anticipated Revenue If The Market Does Not Accept Our Products

          Our core compact blood chemistry analyzer product differs substantially from current blood chemistry analyzers on the market.  Our primary competition is from centralized laboratories that offer a greater number of tests than our products, but do so at a greater cost and requiring more time.  We also compete with other point-of-care analyzers that cost more, require more maintenance and offer a narrower range of tests.  However, these point-of-care analyzers are generally marketed by larger companies which have greater resources for sales and marketing, in addition to a recognized brand name and established distribution relationships.

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

We are Dependent Upon Our Profitability, and If We Cannot Remain Profitable We May Need Additional Funding In The Future And These Funds May Not Be Available To Us

          We believe that our existing capital resources, available line of credit and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through March 31, 2006, although no assurances can be given.  The bank financing documents for our available line of credit contain a number of covenants concerning financial tests that we must meet that are more fully detailed in the agreements that we have filed with the SEC as exhibits to our periodic reports.  We may need additional funds if we are unable to meet requirements for continuing access to bank financing or if we do not achieve anticipated revenues from the sale of our Piccolo and VetScan products.

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

We Rely On Patents And Other Proprietary Information, The Loss Of Any Of Which Would Negatively Affect Our Business

          As of March 31, 2005, 33 patent applications have been filed on behalf of Abaxis with the United States Patent and Trademark Office, of which 29 have been issued.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the U.S. Patent and Trademark Office, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

We Continue to Develop Our Marketing And Distribution Experience In the Human Diagnostic Market

          Although we have gained experience marketing our VetScan system products in the veterinary diagnostic market, we have much less experience in marketing the Piccolo system in the human diagnostic market.  Accordingly, we have limited sales, marketing and distribution experience, especially in the human diagnostic market.  We cannot assure you that:

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

Many of Our Sales Force Have Been Employed by Us for Less Than One Year And We Must Effectively Train And Integrate Our Sales Team In Order To Achieve Our Anticipated Revenue

          At March 31, 2005, we had thirty-five full-time sales personnel involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time.  While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals.  If we are to increase our sales, we will need to train new salespeople and supervise them closely.  We also will continue hiring additional sales personnel.  If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to market our products.

We Need to Successfully Manufacture and Market Additional Reagent Discs For The Human Diagnostic Market If We Are To Compete In That Market

          We have developed a blood analysis system that consists of a portable blood analyzer and single-use reagent discs.  Each reagent disc performs a series of standard blood tests.  We believe that it is necessary to develop additional series of reagent discs with various tests for use with the Piccolo and VetScan systems.  Historically, we primarily developed reagent discs suitable for the veterinary diagnostic market.  Since 2003, we have received 510(k) clearance from the U.S. Food and Drug Administration to begin selling tests, namely high density lipoprotein cholesterol (HDL), magnesium assay, phosphorus assay and triglycerides, for the human diagnostic market.  These tests are included in standard tests for which the medical community receives reimbursements from third party payors such as HMOs and Medicare.  We may not be able to successfully manufacture or market these newly developed reagent discs.  Our failure to meet these challenges will materially adversely affect our operating results and financial condition.

We Rely On Distributors To Sell Our Products; We Rely On Sole Distributor Arrangements In A Number Of Countries

          We distribute our products primarily through distributors.  As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products.  We have a number of distributors in the United States who distribute our VetScan products.  Two distributors, DVM Resources and Vedco, Inc., accounted for 17% and 14% of total revenues for fiscal 2005, and 16% and 27%, respectively, of total revenues for fiscal 2004.  In December 2004, we terminated our relationship with Vedco, Inc., a warehousing cooperative for member distributors who sold Abaxis products to their respective customers, as part of the realignment of our distribution channel.  During the third and fourth quarters of fiscal 2005, we worked with other U.S. based regional and national distributors, which included American Veterinary Supply Corp., DVM Resources, Henry Schein, IVESCO, TradeWinds Trading Company and Western Medical Supply, to expand their sales and services to support the customers currently served by other Vedco distributors.  In the third quarter of fiscal 2005, we negotiated direct distributor agreements with Vedco members Merritt Veterinary Supply and Miller Veterinary Supply.  We believe that our future growth depends, in part, on the efforts of these distributors.

          If one of our distributors were to stop selling our products, we may not be able to replace such lost revenue.  We operate on a purchase order basis with the distributors and the distributors are under no contractual obligation to continue carrying our products.  Further, many of our distributors may carry our competitors’ products, and may promote our competitors’ products over our own products.  Finally, we do not have at this time distribution partners in the United States who distribute our products for the human medical market.  Internationally, we have a few distributors for our products in both the human and veterinary diagnostic markets, which includes one distributor in Japan who is in the process of obtaining the required approvals for sales of Abaxis products in the respective countries.

          We currently have distributors for our products in the following countries:  Australia, Austria, Bahrain, Belgium, Canada, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Korea, Kuwait, Mexico, New Zealand, Norway, Portugal, Russia, South Africa, Spain, Sweden, Switzerland, United Arab Emirates, the United Kingdom and the United States.  Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our products.  These distributors may not be successful in obtaining proper approvals for our products in their respective countries, and they may not be successful in marketing our products.  We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence.  However, we may not be successful in entering into additional distributor relationships.  Our distributors may terminate their relationship with us at any time.  Historically, we have experienced a high degree of turnover among our international distributors.  This high degree of turnover makes it difficult for us to establish a steady distribution network overseas.  Consequently, we may not be successful in marketing our Piccolo and VetScan DXS products internationally.

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

          For our hematology instruments purchased from Diatron, we are subject to minimum purchase requirements through fiscal 2009.  We operate on a purchase order basis with all of the suppliers of our molded plastic reagent discs, reagent chemicals and blood analyzer components and thus these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices.  Although we believe that there are potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above.

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

          Competition in the human and veterinary diagnostic markets is intense.  Our principal competitors in the human diagnostic market are Alfa Wassermann S.P.A., Elan Diagnostics, Hemagen Diagnostics, Inc., i-STAT Corporation (which was purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.), Novitron International, Inc., Polymedco and Roche. Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation.  Most of our competitors have significantly greater financial and other resources than we do.  In particular, many of our competitors have large sales forces and well-established distribution channels.  Consequently, we must develop our distribution channels and improve our direct sales force in order to compete in these markets.

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

We Are Subject To Numerous Governmental Regulations

     •    Need for FDA Certification for Our Medical Device Products

          Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration.  The FDA has classified our Piccolo products as “Class I” and “Class II” devices.  These classifications require us to submit to the FDA a pre-market notification form or 510(k).  The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing.  In our 510(k) notification, we must, among other things, establish that the product we plan to market is “substantially equivalent” to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) to a product that the FDA has previously cleared under the 510(k) process.  The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device.  To date, we have received market clearance from the FDA for our Piccolo system and 23 reagent tests that we have on ten reagent discs, with the addition of General Chemistry 13 in the third quarter of fiscal 2005.  We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures.  These new test products are crucial for our success in the human diagnostic market.  If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

     •    Need to Comply with Manufacturing Regulations

          The 1976 Medical Device Amendment also requires us to manufacture our Piccolo products in accordance with Good Manufacturing Practices guidelines.  Current Good Manufacturing Practice requirements are set forth in the 21 CFR 820 Quality System Regulation.  These requirements regulate the methods used in, and the facilities and controls used for, the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use.  Our manufacturing facility is subject to periodic inspections.  In addition, various state regulatory agencies may regulate the manufacture of our products.  For example, we have obtained a license from the State of California to manufacture our products.  In April 2001, the State of California Food and Drug Branch granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices.  In May 2001, the State of California Food and Drug Branch granted licensing for our new Union City facility.  The most recent inspection was in March 2003 when the U.S. FDA conducted a facility inspection and verified our compliance with the 21 CFR 820 Regulation.  We cannot assure you that we will successfully pass a re-inspection by the FDA or the State of California.  In addition, we cannot assure you that we can comply with all current or future government manufacturing requirements and regulations.  If we are unable to comply with the regulations, or if we do not pass routine inspections, our business and results of operations will be materially adversely affected.

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

          In July 2004, the U.S. Food and Drug Administration (FDA) granted our first waived status under CLIA regulations for our lipids test panel when used in conjunction with our Piccolo point of care analyzer.  Waived status permits untrained personnel to run the Piccolo using the Lipid Panel and, thus, extending the sites (doctors’ offices and other point-of-care environments) that can use the Piccolo.  Currently, a second petition is under evaluation by the FDA for our Lipid Panel Plus disc.  This disc includes total cholesterol, HDL cholesterol, triglycerides, glucose, and the liver enzymes, ALT and AST.  We cannot assure you that we will successfully receive the waived status from the FDA on this second disc or for other products.  Consequently, the market for our Piccolo products may be confined to those testing facilities that are certified as “laboratories” and our growth will be limited accordingly.

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

Standards For Compliance With Section 404 Of the Sarbanes-Oxley Act Of 2002 Are Complex, And If We Are Unable To Maintain An Effective Internal Control Over Our Financial Reporting, Our Business Could Be Harmed And Our Stock Price Could Decline

          Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of our internal control over financial reporting by management of the Company, and attestation of our assessment by our independent registered public accountants.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, and require significant documentation, testing and possible remediation to meet the detailed standards.  Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005, and this assessment identified a material weakness in our internal control over financial reporting.  Discussion of this weakness is summarized in “Item 9A.  Controls and Procedures” of this report. Any failure to implement required new or improved controls, or difficulties encountered in our implementation could harm our operating results or prevent us from accurately reporting our financial results or cause us to fail to meet our reporting obligations in the future.  If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

As a Result of New Requirements Relating to Accounting Treatment For Employee Stock Options, We May Be Forced to Change Our Business Practices

          We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees.”  On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  The new standard requires us to treat the value of the stock options granted to employees as a compensation expense.  In April 2005, the Securities and Exchange Commission amended the compliance dates and, accordingly, we will be required to record an expense for our stock-based compensation plans using the fair value method beginning on April 1, 2006.  As a result, we may decide to reduce the number of stock options granted to employees or to grant options to fewer employees.  This could affect our ability to retain existing employees and attract qualified candidates and increase the cash compensation we would have to pay to them.  In addition, such a change would have a negative effect on our earnings.

We Must Comply With Strict And Potentially Costly Environmental Regulations

          We are subject to stringent federal, state and local laws, rules, regulations and policies that govern the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes.  In particular, we are subject to laws, rules and regulations governing the handling and disposal of biohazardous materials used in the development and testing of our products.  We handle and dispose of human and veterinary blood samples for testing (whole blood, plasma, serum) and we paid approximately $64,000 in fiscal 2005 to comply with applicable environmental regulations.  Although we believe that we have complied with applicable laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may have to incur significant costs to comply with environmental regulations if our manufacturing to commercial levels continues to increase.  In addition, if a government agency determines that we have not complied with these laws, rules and regulations, we may have to pay significant fines and/or take remedial action that would be expensive and we do not carry environmental-related insurance coverage.

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

Our Stock Price Is Highly Volatile And Investing In Our Stock Involves A High Degree Of Risk

          The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future.  During the past two years, our stock price closed at a high of $22.80 on January 26, 2004 and a low of $3.66 on April 8, 2003 and April 17, 2003.  The following factors may affect the market price of our common stock:

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

          In addition, our Board of Directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders, except to the extent required by NASDAQ rules.  The issuance of preferred stock, while providing flexibility in connection with possible financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to financial market risks with respect to interest rates on our line of credit, cash equivalent and short-term investments.

For our line of credit, which provides for borrowings of up to $2,000,000, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 5.50% at March 31, 2005.  Consequently, an increase in the prime rate would expose us to higher interest expenses.  At March 31, 2005, there was no amount outstanding on our line of credit.

At March 31, 2005, our short-term investments totaled $16,858,000, consisting of corporate obligations, U. S. Treasury and Agency securities and various certificate of deposits with maturities of one year or less from the date of purchase.  Our short-term investment objective is to maximize yields without significantly increased risk.

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

Report of Independent Registered Public Accounting Firm

Balance Sheets at March 31, 2005 and 2004

Statements of Operations for the Years Ended March 31, 2005, 2004 and 2003

Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended March 31, 2005, 2004 and 2003

Statements of Cash Flows for the Years Ended March 31, 2005, 2004 and 2003

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Abaxis, Inc.:

We have audited the accompanying balance sheets of Abaxis, Inc. (the “Company”) as of March 31, 2005 and 2004, and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Abaxis, Inc. as of March 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

/s/   DELOITTE & TOUCHE LLP

San Jose, California

June 13, 2005

ABAXIS,  INC.
BALANCE SHEETS

	March 31,

	2005	2004

ASSETS
Current assets:
Cash and cash equivalents	$5,776,000	$9,324,000
Short-term investments	16,858,000	7,998,000
Trade receivables (net of allowances of $482,000 in 2005 and $257,000 in 2004)	10,509,000	8,202,000
Inventories	8,355,000	5,736,000
Prepaid expenses	282,000	384,000
Net deferred tax asset - current	4,677,000	609,000

Total current assets	46,457,000	32,253,000
Property and equipment, net	8,824,000	8,191,000
Intangible assets, net	600,000	675,000
Deposits and other assets	96,000	155,000
Net deferred tax asset - non-current	15,032,000	20,624,000

Total assets	$71,009,000	$61,898,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,850,000	$2,721,000
Dividends payable	—	28,000
Accrued payroll and related expenses	1,867,000	2,853,000
Other accrued liabilities	828,000	319,000
Warranty reserve	245,000	181,000
Deferred revenue	907,000	264,000
Current portion of capital lease obligations	16,000	22,000

Total current liabilities	7,713,000	6,388,000

Capital lease obligations, less current portion	—	16,000
Deferred rent	462,000	409,000
Deferred revenue, less current portion	1,146,000	474,000
Commission obligation, less current portion	21,000	39,000

Total non-current liabilities	1,629,000	938,000

Commitments and contingencies (Note 8)
Common stock, no par value: authorized shares - 35,000,000; issued and outstanding shares - 19,891,607 in 2005 and 19,520,237 in 2004	94,614,000	92,441,000
Accumulated deficit	(33,018,000)	(37,869,000)
Accumulated other comprehensive income	71,000	—

Total shareholders’ equity	61,667,000	54,572,000

Total liabilities and shareholders’ equity	$71,009,000	$61,898,000

See notes to financial statements.

ABAXIS, INC.
STATEMENTS OF OPERATIONS

	Year Ended March 31,

	2005	2004	2003

Product sales, net	$52,464,000	$46,599,000	$34,532,000
Development and licensing revenue	294,000	275,000	248,000

Total revenues	52,758,000	46,874,000	34,780,000

Costs and operating expenses:
Cost of product sales	24,811,000	22,966,000	17,755,000
Selling, general and administrative	15,701,000	14,431,000	11,564,000
Research and development	5,150,000	4,757,000	3,888,000

Total costs and operating expenses	45,662,000	42,154,000	33,207,000

Income from operations	7,096,000	4,720,000	1,573,000
Interest and other income	302,000	173,000	217,000
Interest and other expense	(33,000)	(68,000)	(149,000)

Income before income taxes	7,365,000	4,825,000	1,641,000
Income tax provision (benefit)	2,514,000	(19,208,000)	5,000

Net income	4,851,000	24,033,000	1,636,000
Preferred dividends and accretion (a)	—	(419,000)	(1,235,000)

Net income attributable to common shareholders	$4,851,000	$23,614,000	$401,000

Basic net income per share	$0.25	$1.30	$0.02

Diluted net income per share	$0.22	$1.16	$0.02

Weighted average common shares outstanding - basic	19,696,299	18,128,181	16,634,447

Weighted average common shares outstanding - diluted	21,662,485	20,387,167	17,014,313

(a) For fiscal 2005 and 2004, includes preferred dividends of $0 and $419,000, respectively.  For fiscal 2003, includes preferred dividends of $865,000 and a non-cash preferred dividend charge of $370,000 related to the beneficial conversion feature contained in the Company’s Series E Preferred Stock issued in April 2002.

See notes to financial statements.

ABAXIS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

	Convertible Preferred Stock		Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders’ Equity	Comprehensive Income

	Shares	Amount	Shares	Amount

Balances at April 1, 2002	6,558	$3,193,000	16,339,735	$76,843,000	$(61,884,000)	$—	$18,152,000	$—
Option exercises and related tax benefits	—	—	131,642	377,000	—	—	377,000	—
Accrued dividends on Series D convertible preferred stock	—	—	—	—	(456,000)	—	(456,000)	—
Accrued dividends on Series E convertible preferred stock	—	—	—	—	(409,000)	—	(409,000)	—
Common stock issued for dividends payable	—	—	35,654	230,000	—	—	230,000	—
Adjustment on issuance cost for Series D convertible preferred stock	—	—	—	(29,000)	—	—	(29,000)	—
Conversion of Series D convertible preferred stock into common stock	(50)	(50,000)	7,142	50,000	—	—	—	—
Conversion of Series E convertible preferred stock into common stock	—	—	276,922	1,800,000	—	—	1,800,000	—
Amounts related to Series E convertible preferred stock issuance:
Proceeds allocated to common stock warrants	—	—	—	590,000	—	—	590,000	—
Non cash issuance costs-common stock warrants issued to advisors	—	—	—	216,000	—	—	216,000	—
Common stock issued related to issuance costs	—	—	25,000	145,000	—	—	145,000	—
Beneficial conversion feature, net of deemed dividend and accretion	—	—	—	370,000	(370,000)	—	—	—
Stock-based compensation expense	—	—	—	16,000	—	—	16,000	—
Components of comprehensive income:
Net income	—	—	—	—	1,636,000	—	1,636,000	1,636,000

Comprehensive income	—	—	—	—	—	—		1,636,000

Balances at March 31, 2003	6,508	3,143,000	16,816,095	80,608,000	(61,483,000)	—	22,268,000
Option exercises and related tax benefits	—	—	281,640	3,122,000	—	—	3,122,000	—
Warrant exercises	—	—	497,498	1,569,000	—	—	1,569,000	—
Accrued dividends on Series D convertible preferred stock	—	—	—	—	(238,000)	—	(238,000)	—
Accrued dividends on Series E convertible preferred stock	—	—	—	—	(181,000)	—	(181,000)	—
Common stock issued for dividends payable	—	—	138,398	799,000	—	—	799,000	—
Conversion of Series D convertible preferred stock into common stock	(6,508)	(3,143,000)	929,699	3,143,000	—	—	—	—
Conversion of Series E convertible preferred stock into common stock	—	—	856,907	3,176,000	—	—	3,176,000	—
Stock-based compensation expense	—	—	—	24,000	—	—	24,000	—
Components of comprehensive income:
Net income	—	—	—	—	24,033,000	—	24,033,000	24,033,000

Comprehensive income	—	—	—	—	—	—		24,033,000

Balances at March 31, 2004	—	—	19,520,237	92,441,000	(37,869,000)	—	54,572,000
Option exercises and related tax benefits	—	—	185,086	1,418,000	—	—	1,418,000	—
Warrant exercises	—	—	184,944	687,000	—	—	687,000	—
Common stock issued for dividends payable	—	—	1,340	28,000	—	—	28,000	—
Stock-based compensation expense	—	—	—	40,000	—	—	40,000	—
Components of comprehensive income:
Net income	—	—	—	—	4,851,000	—	4,851,000	4,851,000
Unrealized gain on investments	—	—	—	—	—	71,000	71,000	71,000

Comprehensive income	—	—	—	—	—	—		4,922,000

Balances at March 31, 2005	—	$—	19,891,607	$94,614,000	$(33,018,000)	$71,000	$61,667,000

ABAXIS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended March 31,

	2005	2004	2003

Operating activities:
Net income	$4,851,000	$24,033,000	$1,636,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,896,000	1,708,000	1,634,000
(Gain)/loss on disposal of property and equipment	14,000	—	(10,000)
Stock option income tax benefits	608,000	1,902,000	—
Common stock issued for employee benefit plans	—	73,000	197,000
Stock-based compensation, including amortization of deferred stock compensation	40,000	24,000	16,000
Adjustment for issuance cost on Series D convertible preferred stock	—	—	(29,000)
Changes in assets and liabilities:
Trade receivables	(2,307,000)	(720,000)	(558,000)
Inventories	(2,614,000)	(717,000)	600,000
Prepaid expenses	102,000	283,000	(191,000)
Net deferred tax assets - current	(4,068,000)	(609,000)	—
Deposits and other assets	59,000	72,000	(120,000)
Net deferred tax assets - non-current	5,592,000	(20,624,000)	—
Accounts payable	1,211,000	637,000	170,000
Accrued payroll and related expenses	(986,000)	1,042,000	371,000
Warranty reserve and other accrued liabilities	573,000	—	(189,000)
Deferred rent	53,000	88,000	123,000
Deferred revenue	1,315,000	42,000	(104,000)
Long-term commission obligation	(18,000)	(36,000)	(21,000)

Net cash provided by operating activities	6,321,000	7,198,000	3,525,000

Investing activities:
Purchase of short-term investments	(16,787,000)	(7,998,000)	—
Maturities of short-term investments	7,998,000	—	—
Purchase of property and equipment	(2,562,000)	(1,281,000)	(1,168,000)
Proceeds from disposal of property and equipment	7,000	—	11,000
Purchase of intangible assets	—	(750,000)	—

Net cash used in investing activities	(11,344,000)	(10,029,000)	(1,157,000)

Financing activities:
Repayment of equipment financing	—	(933,000)	(467,000)
Borrowings under line of credit	—	—	1,000,000
Repayment of line of credit	—	—	(3,000,000)
Repayment of capital lease obligations	(22,000)	(58,000)	(104,000)
Net cash proceeds from issuance of preferred stock, Series E	—	—	6,812,000
Exercise of common stock options	810,000	1,147,000	180,000
Exercise of common stock warrants	687,000	1,569,000	—
Dividends paid	—	—	(457,000)

Net cash provided by financing activities	1,475,000	1,725,000	3,964,000

Net increase (decrease) in cash and cash equivalents	(3,548,000)	(1,106,000)	6,332,000
Cash and cash equivalents at beginning of year	9,324,000	10,430,000	4,098,000

Cash and cash equivalents at end of year	$5,776,000	$9,324,000	$10,430,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$16,000	$58,000	$146,000

Taxes paid	$130,000	$211,000	$5,000

Noncash financing activities -
Preferred stock dividends and accretion	$—	$419,000	$778,000

Issuance of common stock for conversion of preferred stock and payment of dividends payable	$28,000	$12,877,000	$2,080,000

Warrants and options issued for services and issuance costs	$—	$—	$361,000

Unrealized gain on short-term investments	$71,000	$—	$—

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2005, 2004 AND 2003

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

Cash, Cash Equivalents and Short-term Investments - Cash and cash equivalents consist primarily of money market accounts and short-term financial instruments with original maturities of less than 90 days from the date of acquisition that are readily convertible into cash.  The Company’s short-term investments consist of various certificate of deposits, corporate obligations and U.S. Treasury and Agency securities with maturities of one year or less from the date of purchase.

Concentration of Credit Risk - Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and trade receivables.  Cash, cash equivalents and short-term investments are placed with high quality financial institutions and are regularly monitored by management.

The Company sells its products primarily to organizations in Europe, Japan and in the United States.  The Company monitors the credit status of its customers on an ongoing basis and generally does not require its customers to provide collateral for purchases on credit.  The Company maintains allowances for estimated bad debt losses.  At March 31, 2005, two distributors accounted for 25% and 12%, respectively, of trade receivables.  At March 31, 2004, two distributors accounted for 30% and 25%, respectively, of trade receivables.

Inventories - Inventories are stated at the lower of cost (first-in, first-out method) or market.

Property and Equipment - Property and equipment are stated at cost.  Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the assets (two to five years).  Leasehold improvements are amortized over the shorter of the estimated useful lives or the related lease term.  No interest was capitalized on constructed assets during fiscal 2005 and 2004.

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

Other Intangible Assets - Intangible assets, consisting of patents, are amortized using the straight-line method over the estimated useful life of ten years. See Note 5.

Fair Value of Financial Instruments - Financial instruments include cash, cash equivalents, short-term investments, customer receivables, accounts payable and certain other accrued liabilities.  The carrying values of all other financial instruments approximate fair value.

Revenue Recognition - Revenues from product sales, net of estimated sales allowances and rebates, are recognized upon shipment when a purchase order has been received, the sales price is fixed and determinable and collection of the resulting receivable is reasonably assured.  The Company periodically provides incentives in the form of free goods to customers in connection with the sale of its products.  Revenue from such sales is allocated separately to the instruments and free goods based on the relative fair value of each element.  Revenue allocated to free goods is deferred until the goods are shipped to the customer.  Rights of return are not provided and provisions are made at the time the related revenue is recognized for the estimated future costs to be incurred under initial standard warranty obligations of one year.  Revenues received for, or allocated to extended warranty arrangements are recognized ratably over the related warranty period.  Instrument revenues under cross-distribution agreements (where the Company and another party purchase each other’s products for resale) are recognized upon sale of the products to the end user.  Development and licensing revenue is recognized in accordance with the related contract terms.

Research and Development - Research and development costs, including internally generated software costs, are expensed as incurred and include expenses associated with new product research and regulatory activities.  The Company’s products include certain software applications that are resident in the product.  The costs to develop such software have not been capitalized as the Company believes its current software development process are completed concurrent with the establishment of technological feasibility of the software.

Advertising Expenses - Costs of advertising, which also includes promotional expenses, are expensed as incurred.  Advertising expenses for fiscal 2005, 2004 and 2003 were $1,122,000, $1,062,000 and $831,000, respectively.

Shipping and Handling  - The cost of shipping products to customers is included in cost of goods sold.  Amounts billed to a customer in a sale transaction related to shipping and handling are classified as revenue.

Income Taxes -The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts to be recovered.

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

Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123), requires the disclosure of pro forma net income and net income per share as if the Company had adopted the fair value method.  Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards.  These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values.

Had compensation cost been recognized based on the fair value at the grant date, the Company’s net income and basic and diluted net income per share would have been as follows:

	Year Ended March 31,

	2005	2004	2003

Net income:
As reported	$4,851,000	$24,033,000	$1,636,000
Less stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,671,000)	(1,538,000)	(1,202,000)

Pro forma net income	$2,180,000	$22,495,000	$434,000

Basic and diluted net income per share:
As reported - basic	$0.25	$1.30	$0.02
Pro forma - basic	$0.11	$1.24	$0.03
As reported - diluted	$0.22	$1.16	$0.02
Pro forma - diluted	$0.10	$1.10	$0.03

The Company’s calculations were made using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred.  The following are the weighted average assumptions:

	Year Ended March 31,

	2005	2004	2003

Expected life of option	6 years	6 years	6 years
Risk-free interest rate	3.63-4.29%	2.78-3.53%	3.17%
Dividend yield	0.00%	0.00%	0.00%
Volatility	52-60%	58-61%	62%

Net Income Per Share Information - Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of shares of common stock outstanding.  Diluted net income per share is computed by dividing net income attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all dilutive potential common shares outstanding.  See Note 12.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income, which comprised of unrealized gains on investments.

For fiscal 2005, 2004 and 2003, the components of comprehensive income consisted of the following:

	Year Ended March 31,

	2005	2004	2003

Net income	$4,851,000	$24,033,000	$1,636,000
Other comprehensive income:
Unrealized gain on investments	71,000	—	—

Comprehensive income	$4,922,000	$24,033,000	$1,636,000

Accumulated other comprehensive income is comprised of unrealized gains on short-term investments.

New Accounting Pronouncements - The Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” in January 2003, and a revised interpretation of FIN 46 (“FIN 46-R”) in December 2003.  FIN 46 requires certain variable interest entities (“VIEs”) to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 are effective immediately for all arrangements entered into after January 31, 2003.  Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiar y.  The adoption of FIN 46-R in the first quarter of fiscal 2005 did not have an impact on the financial position, results of operations or cash flows of the Company.

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

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense.  The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of the original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed above.  Although such pro forma effects of applying the original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the transition method (as described below) chosen for adopting SFAS 123R.

SFAS 123R will be effective for the Company’s first quarter of fiscal 2007, which starts April 1, 2006, and requires the use of the Modified Prospective Application Method.  Under this method SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered.  The compensation cost relating to unvested awards at the date of adoption shall be based on the grant-date fair value of those awards as calculated for pro forma disclosures under the original SFAS 123.  In addition, companies may use the Modified Retrospective Application Method.  This method may be applied to all prior years for which the original SFAS 123 was effective or only to prior interim periods in the year of initial adoption.  If the Modified Retrospective Application Method is applied, financial statements for prior periods shall be adjusted to give effect to the fair-value-based method of accounting for awards on a consistent basis with the pro forma disclosures required for those periods under the original SFAS 123.

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

Reclassification - Certain amounts in the fiscal years ended March 31, 2004 and 2003 financial statements have been reclassified to conform to the fiscal year ended March 31, 2005 presentation.

2.	Short-term Investments

The following is a summary of the Company’s short-term investments:

	Amortized Cost	Unrealized Gains	Market Value

March 31, 2005

Corporate obligations	$4,500,000	$60,000	$4,560,000
U.S. Treasury & Agency securities	7,498,000	11,000	7,509,000
Certificate of deposit	4,789,000	—	4,789,000

Total short-term investments	$16,787,000	$71,000	$16,858,000

March 31, 2004

Certificate of deposit	$7,998,000	$—	$7,998,000

Total short-term investments	$7,998,000	$—	$7,998,000

The contractual maturities of the short-term investments are due within one year.

3.	Inventories

Inventories consist of the following:

	March 31,

	2005	2004

Raw materials	$4,753,000	$2,886,000
Work-in-process	1,677,000	1,654,000
Finished goods	1,925,000	1,196,000

	$8,355,000	$5,736,000

4.	Property and Equipment

Property and equipment consists of the following:

	March 31,

	2005	2004

Machinery and equipment	$11,450,000	$10,210,000
Furniture and fixtures	1,147,000	1,111,000
Computers and computer equipment	1,134,000	1,014,000
Leasehold improvements	5,357,000	5,453,000
Construction in progress	1,229,000	396,000

	20,317,000	18,184,000
Accumulated depreciation and amortization	(11,493,000)	(9,993,000)

Property and equipment, net	$8,824,000	$8,191,000

Depreciation and amortization expense for property and equipment amounted to $1,821,000, 1,633,000 and $1,634,000 in fiscal 2005, 2004 and 2003, respectively.

5.	Intangible Assets

Intangible assets, consisting of acquired patents, is summarized as follows:

	March 31,

	2005	2004

Cost	$750,000	$750,000
Less accumulated amortization	(150,000)	(75,000)

	$600,000	$675,000

Amortization expense for intangible assets amounted to $75,000 in fiscal 2005 and 2004, respectively.

6.	Warranty Reserves

The Company provides for the estimated future costs to be incurred under the Company’s standard warranty obligations of one year.  Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

The warranty reserve activity is summarized as follows for fiscal 2005, 2004 and 2003:

	Year Ended March 31,

	2005	2004	2003

Balance beginning of period	$181,000	$123,000	$192,000
Provision for warranty expense	227,000	229,000	132,000
Warranty costs incurred	(163,000)	(171,000)	(201,000)

Balance end of period	$245,000	$181,000	$123,000

7.	Line of Credit

The Company has established a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000.  The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.  The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 5.50% at March 31, 2005, and is payable monthly.  Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for the Company’s facilities lease at March 31, 2005.  At March 31, 2005, there was no amount outstanding under the Company’s line of credit.  The weighted average interest rate on the line of credit during fiscal 2005 and 2004 was 4.45% and 3.92%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis.  Included in these financial covenants, among other stipulations, is a requirement that the Company have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.  The Company is also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ended September 30, 2004 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ended March 31, 2005.  In addition, the Company is required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000.  At March 31, 2005, the Company was in compliance with these covenants.

Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $61.7 million at March 31, 2005 including its intellectual property.

8.	Commitments and Contingencies

Lease - The Company leases its principal facility and certain office equipment under non-cancelable operating lease agreements, which expire on various dates through fiscal 2011.  For the Company’s facility lease, monthly rental payments increase based on a predetermined schedule.  The Company recognizes rent expense on a straight-line basis over the life of the lease.

At March 31, 2005 and 2004, property and equipment held under capital leases were $90,000 and $103,000, respectively (with accumulated amortization of $77,000 and $70,000, respectively).

The future minimum payments under the capital and operating leases at March 31, 2005 are as follows:

	Capital Leases	Operating Leases

Fiscal Year Ending March 31,
2006	$17,000	$1,003,000
2007	—	1,058,000
2008	—	1,096,000
2009	—	1,123,000
2010	—	1,134,000
Thereafter	—	875,000

Total minimum lease payments	17,000	$6,289,000

Less amounts representing interest (9.9%)	1,000

Present value of minimum lease payments	$16,000

Rent expense under operating leases was $1,046,000, $1,031,000 and $1,008,000 for fiscal 2005, 2004 and 2003, respectively.  In connection with its facilities lease agreement, the Company established a letter of credit for $410,000, which is secured by its line of credit.  See Note 7.

Purchase Commitments - In November 2003, the Company entered into an OEM agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase DIATRON hematology instruments.  Under the terms of the agreement, the Company is committed to purchase a minimum number of hematology units from DIATRON once the product was qualified for sale.  Qualification occurred in May 2004 and accordingly, the Company has minimum purchase commitments.  As of March 31, 2005, the outstanding commitment for fiscal 2006 through 2009 was $1,461,000, $2,791,000, $2,792,000 and $2,792,000, respectively.

Litigation - The Company is involved from time to time in various litigation matters in the normal course of business.  While the outcome of these proceedings and claims cannot be predicted with certainty, the Company believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.

9.	Retirement Plan

The Company has a tax deferred savings plan for the benefit of qualified employees.  The plan is designed to provide employees with an accumulation of funds at retirement.  Qualified employees may elect to have salary reduction contributions made to the plan on a bi-weekly basis.  The Company may make quarterly contributions to the plan at the discretion of the Board of Directors of the Company either in cash or in common stock.  Contributions to the deferred savings plan were $94,000, $162,000 and $127,000 in fiscal 2005, 2004 and 2003, respectively.

10.	Redeemable Convertible Preferred Stock - Series E

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

11.	Shareholders’ Equity

Series D Convertible Preferred Stock- In October 2003, under the terms of the Company’s Certificate of Determination with respect to the Series D Preferred Stock (the “Series D Preferred”), the Series D convertible preferred stock automatically converted into shares of common stock after twenty consecutive trading days where the per share closing price of the Company’s common stock as reported on the Nasdaq National Market exceeded $14.00.  During fiscal 2004, 6,508 shares of Series D convertible preferred stock were converted into 929,699 shares of common stock in accordance with the specified exchange ratio.  During fiscal 2004, total dividends related to the Series D convertible preferred stock of $238,000, included $21,000 accrued at March 31, 2004 and $217,000 of common stock issued.

Common Stock Warrants - As of March 31, 2005, there were warrants to purchase 287,235 shares of common stock at a weighted average exercise price of $6.67 per share expiring through May 2007. The warrants were issued to service providers, except for warrants to purchase an aggregate of 23,850 and 110,000 shares of our common stock at a per share exercise price of $7.00 issued to purchasers of our Series D and Series E convertible preferred stock, respectively.

Stock Option Plan - The Company’s stock-based compensation plans are described below.

1998 Stock Option Plan

Under the Company’s 1998 Stock Option Plan (the Option Plan), options to purchase common stock may be granted to employees and consultants.  Options granted under the Option Plan may be either incentive stock options or nonqualified stock options.  Incentive stock options are granted at no less than the fair market value of the common stock on the date of grant and nonqualified stock options are granted at no less than 85% of the current fair market value of the common stock on the date of grant.  The stock options generally expire ten years from the date of grant and normally become exercisable ratably over four years.

1992 Outside Directors’ Stock Option Plan

Under the Company’s 1992 Outside Directors’ Stock Option Plan (the Directors’ Plan), options to purchase 4,000 shares of common stock were automatically granted, annually, to directors of Abaxis who are not employees.  Options under the Directors’ Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant.  The time period for granting options under the 1992 Directors’ Plan expired in accordance with the terms of the Directors’ Plan in June 2002.

Stock-based Compensation

In fiscal 2005 and 2004, the Company recorded $40,000 and $24,000, respectively, of stock-based compensation expense for option grants.  Stock-based compensation expense was computed using the Black-Scholes option pricing model over the vesting period of each option.

Plan Activity

A summary of activity under all plans is as follows:

	Options Outstanding

	Number of Common Shares	Weighted Average Exercise Price

Balance at April 1, 2002	2,501,325	$4.61
Granted (weighted average fair value of $2.43 per share)	353,504	3.98
Exercised	(88,916)	2.03
Canceled	(257,118)	5.50

Balance at March 31, 2003 (1,762,949 shares vested at a weighted average exercise price of $4.36 per share)	2,508,795	$4.52
Granted (weighted average fair value of $3.57 per share)	573,750	5.91
Exercised	(266,327)	4.31
Canceled	(151,994)	3.71

Balance at March 31, 2004 (1,810,845 shares vested at a weighted average exercise price of $4.65 per share)	2,664,224	$4.88
Granted (weighted average fair value of $9.89 per share)	475,500	18.09
Exercised	(185,086)	4.38
Canceled	(191,311)	11.13

Balance at March 31, 2005	2,763,327	$6.76

The following table summarizes information regarding stock options outstanding at March 31, 2005:

			Options Outstanding
						Options Exercisable
Range of Exercise Prices			Number of Shares	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price
						Number of Shares	Weighted Average Exercise Price

$1.50	-	$2.00	289,760	3.77	$1.66	289,760	$1.66
2.13	-	3.19	272,800	3.92	2.69	252,341	2.67
3.20	-	3.85	377,560	8.03	3.82	181,742	3.79
3.92	-	4.25	60,166	6.38	4.14	54,488	4.16
4.30	-	4.87	475,921	6.05	4.86	465,528	4.86
4.94	-	5.47	318,287	2.30	5.19	314,475	5.19
5.50	-	7.56	313,050	5.17	6.34	293,688	6.37
7.75	-	13.19	290,450	6.49	9.43	203,814	8.31
13.41	-	21.65	359,833	9.12	19.37	30,397	16.69
22.10	-	22.80	5,500	8.98	22.16	1,396	22.17

$1.50	-	$22.80	2,763,327	5.80	$6.76	2,087,629	$4.82

At March 31, 2005, 326,743 shares of common stock were available for future grants under the Company’s Option Plan.

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share:

	Year Ended March 31,

	2005	2004	2003

Net income	$4,851,000	$24,033,000	$1,636,000
Preferred stock dividends	—	(419,000)	(865,000)
Accretion of value attributable to beneficial conversion feature	—	—	(370,000)

Net income attributable to common shareholders (numerator) - basic and diluted	$4,851,000	$23,614,000	$401,000

Shares (denominator):
Weighted average common shares outstanding -
Denominator for basic net income per share	19,696,000	18,128,000	16,634,000
Effect of dilutive securities:
Stock options	1,721,000	1,810,000	380,000
Warrants	245,000	449,000	—

Denominator for diluted net income per share	21,662,000	20,387,000	17,014,000

Net income per share:
Basic	$0.25	$1.30	$0.02

Diluted	$0.22	$1.16	$0.02

Diluted net income per share does not include the effect of the following common equivalent shares related to outstanding stock options and warrants, using the treasury stock method and related to preferred shares issuable upon conversion of preferred stock, as their effect would be antidilutive:

	Year Ended March 31,

	2005	2004	2003

	(number of shares)
Convertible preferred stock	—	—	1,787,000
Options to purchase common stock	1,128,000	1,013,000	2,139,000
Warrants to purchase common stock	208,000	527,000	1,277,000

	1,336,000	1,540,000	5,203,000

13.	Income Tax Provision (Benefit)

The components of the Company’s income tax provision (benefit) is summarized as follows:

	Year Ended March 31,

	2005	2004	2003

Current:
Federal	$68,000	$118,000	$—
State	210,000	124,000	5,000

Total current	278,000	242,000	5,000

Deferred:
Federal	2,232,000	(18,124,000)	—
State	4,000	(1,326,000)	—

Total deferred	2,236,000	(19,450,000)	—

Total provision (benefit)	$2,514,000	$(19,208,000)	$5,000

The Company’s amount of income tax provision recorded during fiscal 2005, 2004 and 2003 differs from the amount using the Federal statutory rate (35%) primarily due to the following:

	Year Ended March 31,

	2005	2004	2003

Statutory federal income tax rate	$2,578,000	$1,689,000	$587,000
Statutory state income tax rate	152,000	285,000	96,000
Credits	(215,000)	(31,000)	(55,000)
Valuation allowance	—	(21,296,000)	(556,000)
ETI exclusion	(77,000)	—	—
Other	76,000	145,000	(67,000)

	$2,514,000	$(19,208,000)	$5,000

Significant components of the Company’s deferred tax assets are as follows:

	Year Ended March 31,

	2005	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$15,564,000	$17,345,000	$18,157,000
Research and development tax credit carryforwards	3,454,000	3,151,000	3,115,000
Capitalized research and development	219,000	345,000	446,000
Other, net	1,150,000	1,141,000	1,055,000

	20,387,000	21,982,000	22,773,000
Valuation allowance for deferred tax assets	(678,000)	(749,000)	(22,773,000)

Net deferred tax assets	$19,709,000	$21,233,000	$—

A valuation allowance against deferred tax assets is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.  The Company established a 100% valuation allowance at March 31, 2003 due to the uncertainty of realizing future tax benefits from its net operating loss carryforwards, research and development credits and other deferred tax assets.  At March 31, 2004, the Company eliminated the valuation allowance previously maintained against deferred tax assets to the extent that it is more likely than not that the deferred tax assets will be realized in the future.  The valuation allowance of ($21,296,000) reflected in the reconciliation of the income tax provision to the Federal statutory rate for the fiscal year ended March 31, 2004 consisted of the ($22,024,000) change in the valuation allowance for the fiscal year ended March 31, 2004 and $728,000 attributable to deductions relating to stock options that are included in the net operating loss carryforward deferred tax asset.  The remaining valuation allowance was attributable to federal research and development tax credits that expire in fiscal years 2005 through 2008. The change in the valuation allowance for the fiscal year ended March 31, 2005 consisted of a reduction in the valuation allowance resulting from a reduction in federal research and development credits which expired during the fiscal year.  As of March 31, 2005, the remaining valuation allowance is attributable to federal research and development tax credits which expire in fiscal years 2006 through 2008.

As of March 31, 2005, the Company had federal and California net operating loss carryforwards of $43,373,000 and $6,677,000, respectively.  The federal net operating loss carryforwards will expire at various dates from fiscal years 2006 through 2021, if not utilized.  The California net operating loss carryforwards will expire at various dates from fiscal years 2006 through 2011, if not utilized.  The Company also had federal and state research and development tax credit carryforwards of $2,490,000 and $1,483,000, respectively.  The federal research and development tax credit carryforward will expire at various dates from fiscal years 2006 through 2025, if not utilized.  The California research and development tax credit will carryforward indefinitely.

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

14.	Product Category, Customer and Geographic Information

The Company currently operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to clinicians with rapid blood constituent measurement requirements.  The following is a summary of revenues from external customers for each group of products and services provided by the Company:

	Year Ended March 31,

	2005	2004	2003

Instruments	$17,203,000	$16,194,000	$10,735,000
Reagent discs and kits	32,921,000	28,144,000	21,893,000
Other	2,340,000	2,261,000	1,904,000

Product sales, net	52,464,000	46,599,000	34,532,000
Development and licensing revenue	294,000	275,000	248,000

Total revenues	$52,758,000	$46,874,000	$34,780,000

The following is a summary of revenues by customer group:

	Year Ended March 31,

	2005	2004	2003

Medical Market	$8,095,000	$7,119,000	$3,037,000
Veterinary Market	42,806,000	37,875,000	30,313,000
Other	1,857,000	1,880,000	1,430,000

Total revenues	$52,758,000	$46,874,000	$34,780,000

The following is a summary of revenues by geographic region based on customer location:

	Year Ended March 31,

	2005	2004	2003

United States	$45,059,000	$40,232,000	$29,029,000
Europe	5,915,000	4,773,000	3,866,000
Asia and Latin America	1,784,000	1,869,000	1,885,000

Total revenues	$52,758,000	$46,874,000	$34,780,000

Two distributors, DVM Resources and Vedco, Inc. accounted for 17% and 14%, respectively, of total revenues for fiscal 2005, and 16% and 27%, respectively, of total revenues for fiscal 2004.

Substantially all of the Company’s long-lived assets are located in the United States.

15.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for fiscal 2005 and 2004 (in thousands, except per share data):

	Quarter Ended

	June 30	September 30	December 31	March 31

Fiscal Year Ended March 31, 2005:
Net revenues	$13,242	$13,635	$12,063	$13,818
Gross profit	7,168	7,367	6,069	7,343

Net income	$1,434	$1,341	$770	$1,306

Net income attributable to common shareholders	$1,434	$1,341	$770	$1,306

Net income per share - basic	$0.07	$0.07	$0.04	$0.07

Net income per share - diluted	$0.07	$0.06	$0.04	$0.06

Fiscal Year Ended March 31, 2004:
Net revenues	$10,326	$11,523	$12,280	$12,745
Gross profit	5,106	5,882	6,125	6,795

Net income	$863	$1,066	$1,173	$20,931

Net income attributable to common shareholders	$659	$879	$1,145	$20,931

Net income per share - basic	$0.04	$0.05	$0.06	$1.08

Net income per share - diluted	$0.04	$0.05	$0.05	$0.96

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

               None.

ITEM 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.

A material weakness is a significant deficiency (as defined in PCAOB Auditing Standard No. 2), or a combination of significant deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by management or employees in the normal course of performing their assigned functions.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005.  Management’s assessment identified a material weakness in the Company’s internal control over financial reporting.  As of March 31, 2005, the Company did not maintain effective controls over the determination and reporting of the provision for income taxes.  There were errors in the annual tax provision for the fiscal year ended March 31, 2005 (which required correction prior to the issuance of the financial statements) as a result of ineffective controls relating to insufficient formalized procedures to obtain and review documents with tax-related information in the determination of the provision of income taxes and the components of deferred income tax assets and liabilities.  Additionally, there were insufficient formalized procedures to ensure that the provision of income taxes received adequate review to ensure that the provision of income taxes is accounted for in accordance with generally accepted accounting principles.

This material weakness resulted from a design deficiency and resulted in audit adjustments to the provision for income taxes totaling $280,000.  These audit adjustments were reflected in our fiscal 2005 earnings announcement on April 28, 2005, filed on a Current Report on Form 8-K, and did not impact previously filed financial statements.  Additionally, this control deficiency could result in a future material misstatement of the Company’s income tax provision (and related balance sheet accounts) that would not be prevented or detected by management.  Accordingly, management has determined that this control deficiency constitutes a material weakness.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Because of the material weakness described above, management believes that, as of March 31, 2005, the Company’s internal control over financial reporting was not effective.

Our independent registered public accounting firm, Deloitte and Touche LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included below.

Planned Remediation Action to Address Material Weakness of Internal Control

As discussed in Management’s Report on Internal Control Over Financial Reporting, as of March 31, 2005, there was a material weakness in our internal control over financial reporting.  During fiscal 2006, we plan to implement improved controls over the preparation of the provision for income taxes.  In addition, we plan to implement improved controls to facilitate a comprehensive and detailed review of our tax accounting and reporting.  Once fully implemented, management believes that these new controls will be effective at remediating this material weakness.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  The discussion above under “Planned Remediation Action to Address Material Weakness of Internal Control” describes the improvements in our internal control over financial reporting that we plan to implement in fiscal 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Abaxis, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Abaxis, Inc. (the “Company”) did not maintain effective internal control over financial reporting as of March 31, 2005, because of the effect of the material weakness identified in management’s assessment based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:  As of March 31, 2005, the Company did not maintain effective controls over the determination and reporting of the provision for income taxes.  Specifically, the Company did not have effective controls to ensure appropriate preparation and review of the provision for income taxes and the components of deferred income tax assets and liabilities.  This material weakness resulted from a design deficiency and resulted in audit adjustments to the provision for income taxes totaling $280,000.   Additionally, this control deficiency could result in a future material misstatement of the Company’s income tax provision (and related balance sheet accounts) that would not be prevented or detected by management.  This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the financial statements and financial statement schedule as of and for the year ended March 31, 2005 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the financial statements and financial statement schedule as of and for the year ended March 31, 2005 of the Company and our report dated June 13, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/     DELOITTE & TOUCHE LLP

San Jose, California

June 13, 2005

Item 9B.	Other Information

               None.

PART III

ITEM 10.	Directors and Executive Officers of the Registrant

               The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Title

Clinton H. Severson	57	Chairman of the Board, President and Chief Executive Officer

Richard J. Bastiani, Ph.D. (1)(2)	62	Director

Henk J. Evenhuis (1)	62	Director

Brenton G. A. Hanlon (1) (2)	59	Director

Prithipal Singh, Ph.D. (1)	66	Director

Ernest S. Tucker, III, M.D. (1)	72	Director

Alberto R. Santa Ines	58	Chief Financial Officer and Vice President of Finance

Robert B. Milder	55	Chief Operations Officer

Kenneth P. Aron, Ph.D.	52	Vice President of Research and Development

Vladimir E. Ostoich, Ph.D.	59	Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim, Founder

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

Richard J. Bastiani, Ph.D. joined our Board of Directors in September 1995.  Since August 1998, Dr. Bastiani has served as Chairman of the Board of Directors of ID Biomedical Corporation (NASDAQ: IDBE), after he was appointed to the Board of Directors of ID Biomedical Corporation in October 1996.  Dr. Bastiani was President of Dendreon (NASDAQ: DNDN), a biotechnology company from September 1995 to September 1998.  From 1971 until 1995, Dr. Bastiani held a number of positions with Syva Company, a diagnostic company, including as President from 1991 until Syva was acquired by a subsidiary of Hoechst AG of Germany in 1995.   Dr. Bastiani is also a member of the board of directors of two privately held companies.

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

Prithipal Singh, Ph.D. joined our Board of Directors in June 1992.  Dr. Singh has been the Founder, Chairman and Chief Executive Officer of ChemTrak Inc. (Pink Sheets: CMTR) from 1988 to 1998.  Prior to this, Dr. Singh was an Executive Vice President of Idetec Corporation from 1985 to 1988 and a Vice President of Syva Corporation from 1977 to 1985.  Dr. Singh is also on the board of a privately held company.

Ernest S. Tucker, III, M.D. joined our Board of Directors in September 1995.  Dr. Tucker currently serves as a self-employed healthcare consultant after having retired as Chief Compliance Officer for Scripps Health in San Diego in September 2000, a position which he assumed in April 1998.  Dr. Tucker was Chairman of Pathology at Scripps Clinic and Research Foundation from 1992 to 1998 and Chair of Pathology at California Pacific Medical Center in San Francisco from 1989 to 1992.

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

Identification of Audit Committee and Financial Expert

The Audit Committee of the Board of Directors oversees Abaxis’ corporate accounting and financial reporting process.  The outside directors comprise the Audit Committee:  Messrs. Bastiani, Evenhuis, Hanlon, Singh and Tucker.  Mr. Evenhuis serves as Chairman of the Audit Committee.

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

Based solely on our review of the copies of Forms 3, 4 and 5 and amendments thereto received by us, we believe that during the period from April 1, 2004 through March 31, 2005, our officers and directors complied with all applicable filing requirements except with respect to one late filing by our director.

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

The following table sets forth information concerning the compensation during fiscal 2005, 2004 and 2003 of our Chief Executive Officer and our four other most highly compensated executive officers whose total salary and bonus for our fiscal 2005 exceeded $100,000, for services in all capacities to us, during our fiscal 2005.

SUMMARY COMPENSATION TABLE

		Annual Compensation ($)			Long-Term Compensation Awards

Name and Principal Position	Fiscal Year	Salary	Bonus (1)		Securities Underlying Options (#)

Clinton H. Severson	2005	$300,000	$245,000		50,000
President, Chief Executive Officer and	2004	285,000	461,000		50,000
Chairman of the Board	2003	265,000	187,000		—
Alberto R. Santa Ines	2005	$160,000	$158,000		40,000
Chief Financial Officer and Vice	2004	150,000	406,000	(2)	40,000
President of Finance	2003	131,000	125,000		50,000
Robert B. Milder	2005	$185,000	$189,000		40,000
Chief Operations Officer	2004	175,000	360,000		40,000
	2003	165,000	149,000		—
Kenneth P. Aron, Ph.D.	2005	$170,000	$158,000		40,000
Vice President of Research and	2004	160,000	302,000		40,000
Development	2003	150,000	125,000		—
Vladimir E. Ostoich, Ph.D.	2005	$180,000	$158,000		40,000
Vice President of Government Affairs	2004	170,000	302,000		40,000
and Vice President of Marketing for the Pacific Rim	2003	160,000	125,000		—

(1) Represents bonuses earned during the fiscal year.
(2) Includes $113,000 in connection with an Employee Retention Incentive Agreement.

STOCK OPTION GRANTS

The following table shows the stock options granted to the persons named in the Summary Compensation Table during fiscal 2005.

OPTION GRANTED IN FISCAL 2005

Name	Number of Securities Underlying Options Granted (#) (1)	% of Total Options Granted to Employees in Fiscal Year 2005	Exercise Base Price ($/Sh) (2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)

					5% ($)	10% ($)

Clinton H. Severson	50,000	10.5%	$21.65	4/20/2014	$680,778	$1,725,226
Alberto R. Santa Ines	40,000	8.4%	$21.65	4/20/2014	$544,623	$1,380,181
Robert B. Milder	40,000	8.4%	$21.65	4/20/2014	$544,623	$1,380,181
Kenneth P. Aron, Ph.D.	40,000	8.4%	$21.65	4/20/2014	$544,623	$1,380,181
Vladimir E. Ostoich, Ph.D.	40,000	8.4%	$21.65	4/20/2014	$544,623	$1,380,181

(1)

All options granted in fiscal 2005 were granted pursuant to our 1998 Stock Option Plan.  The options vest and become exercisable at the rate of one-fourth on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee’s continuous employment by us.  Under our 1998 Stock Option Plan, the Board retains discretion to modify the terms, including the price, of outstanding options.  For additional information regarding options, see “Change of Control Arrangements.”

(2)	All options were granted at market value on the date of grant.

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

OPTIONS EXERCISED

The following table shows stock option exercises and the number and value of unexercised stock options held by the persons named in the Summary Compensation Table during the fiscal year ended March 31, 2005.

OPTION EXERCISES IN FISCAL 2005 AND OPTION VALUES AT MARCH 31, 2005

Name	Shares Acquired on Exercise (#)	Value Realized ($)(1)	Number of Unexercised Options at March 31, 2005 (#) (2)		Value of Unexercised In-the-Money Options at March 31, 2005 ($)(3)

			Exercisable	Unexercisable	Exercisable	Unexercisable

Clinton H. Severson	—	—	684,833	79,167	$3,426,673	$142,648
Alberto R. Santa Ines	—	—	91,083	77,917	$383,108	$203,326
Robert B. Milder	—	—	207,125	61,875	$878,312	$108,312
Kenneth P. Aron, Ph.D.	—	—	182,625	61,875	$510,148	$108,312
Vladimir E. Ostoich, Ph.D.	—	—	217,625	61,875	$858,673	$108,312

(1)	Amounts shown under the column “Value Realized” are based on the fair market value of our common stock on the exercise date as reported on the Nasdaq National Market less the aggregate exercise price.

(2)

Options to purchase our common stock generally vest as to one-fourth of the option grant on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee’s continuous employment with Abaxis.  All options are exercisable only to the extent vested.

(3)

The value of the unexercised in-the-money options is based on the reported closing price of our common stock ($8.85 per share) on the Nasdaq National Market on March 31, 2005, the last trading day of our fiscal year ended March 31, 2005, and is net of the exercise price of such options.

Compensation of Directors

In fiscal 2005, all of our non-employee directors received compensation in the amount of $2,258 per each quarterly Board meeting they attended plus reimbursement of reasonable travel expenses incurred.  Each of our non-employee directors also receives an automatic annual grant of options to purchase 4,000 shares of our common stock under our 1998 Stock Option Plan.

In fiscal 2005, all of our directors in the Audit Committee received compensation in the amount of $750 per each quarterly Audit Committee meeting they attended.

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

To our knowledge, the following table sets forth certain information with respect to the beneficial ownership of our common stock as of June 7, 2005 by (i) the persons named in the Summary Compensation Table; (ii) each of our directors, (iii) all of our executive officers and directors as a group and (iv) one holder of 10.8% of our common stock.  The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Abaxis Common Stock Outstanding (1)

Wasatch Advisors, Inc. (3)	2,157,682	10.8%
Executive Officers: (2)
Clinton H. Severson (4)	877,605	4.4%
Vladimir E. Ostoich, Ph.D. (5)	471,468	2.4%
Robert B. Milder (6)	275,735	1.4%
Kenneth P. Aron, Ph.D. (7)	208,631	1.0%
Alberto R. Santa Ines (8)	129,316	*
Outside Directors: (2)
Richard J. Bastiani, Ph.D. (9)	69,333	*
Henk J. Evenhuis (10)	17,000	*
Brenton G. A. Hanlon (11)	37,667	*
Prithipal Singh, Ph.D. (12)	36,000	*
Ernest S. Tucker, III, M.D. (13)	39,333	*
Executive officers and directors as a group (10 persons) (14)	2,162,088	10.9%

* Less than 1%

(1)	The percentages shown in this column are calculated from the 19,891,607 shares of common stock outstanding on March 31, 2005.

(2)	The business address of the beneficial owner listed is c/o Abaxis, Inc., 3240 Whipple Road, Union City, CA 94587.

(3)

Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 10, 2005 by Wasatch Advisors, Inc., reporting sole power to vote and dispose of 2,157,682 shares.  The business address for Wasatch Advisors, Inc. is 150 Social Hall Avenue, Salt Lake City, UT 84111.

(4)	Includes:
	•	169,855 shares, and
	•	707,750 shares subject to stock options exercisable by Mr. Severson within sixty days of June 7, 2005.

(5)	Includes:
	•	51,040 shares;
	•	31,500 shares held by Dr. Ostoich’s IRA;
	•	29,500 shares held by Mrs. Ostoich’s IRA;
	•	117,328 shares held by the Vladimir Ostoich and Liliana Ostoich Trust Fund, for the benefit of Dr. Ostoich and his wife;
	•	7,600 shares issuable upon the exercise of warrants; and
	•	234,500 shares subject to stock options exercisable by Dr. Ostoich within sixty days of June 7, 2005.

(6)	Includes:
	•	51,735 shares;
	•	224,000 shares subject to stock options exercisable by Mr. Milder within sixty days of June 7, 2005.

(7)	Includes:
	•	9,131 shares;
	•	199,500 shares subject to stock options exercisable by Dr. Aron within sixty days of June 7, 2005.

(8)	Includes:
	•	17,815 shares;
	•	111,501 shares subject to stock options exercisable by Mr. Santa Ines within sixty days of June 7, 2005.

(9)	Includes:
	•	42,000 shares;
	•	27,333 shares subject to stock options exercisable by Dr. Bastiani within sixty days of June 7, 2005.

(10)	Includes 17,000 shares subject to stock options exercisable by Mr. Evenhuis within sixty days of June 7, 2005.

(11)	Includes:
	•	11,000 shares;
	•	26,667 shares subject to stock options exercisable by Mr. Hanlon within sixty days of June 7, 2005.

(12)	Includes:
	•	10,000 shares;
	•	26,000 shares subject to stock options exercisable by Dr. Singh within sixty days of June 7, 2005.

(13)	Includes 39,333 shares subject to stock options exercisable by Dr. Tucker within sixty days of June 7, 2005.

(14)	Includes:
	•	540,904 shares;
	•	7,600 shares issuable upon the exercise of warrants held individually; and
	•	1,613,584 shares subject to options exercisable within sixty days of June 7, 2005.

ITEM 13.	Certain Relationships and Related Transactions

               None.

ITEM 14.	Principal Accountant Fees and Services

The aggregate fees billed by Deloitte & Touche LLP for audit and non-audit services provided to the Company in fiscal 2005 and 2004 were as follows:

	Year Ended March 31,

	2005	2004

Audit Fees (1)	$740,000	$241,000
Audit-Related Fees (2)	—	9,000
Tax Fees (3)	11,000	86,000
All Other Fees (4)	1,000	8,000

Total All Fees	$752,000	$344,000

(1)     Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements.  In fiscal 2005, audit fees also included attestation services related to Section 404 of the Sarbanes-Oxley Act of 2002.

(2) Audit-related fees billed during fiscal 2004 were for services related to accounting consultation and review of documents filed with the Securities and Exchange Commission.

(3)     Tax fees consist of fees billed for professional services rendered for tax compliance and tax advice. In fiscal 2004, this category also included professional services rendered for preparation and review of income tax returns.

(4)     All other fees consist of fees for products and services other than the services reported above.  In fiscal 2005, this category consisted of a subscription to accounting and financial disclosure literature.  In fiscal 2004, this category consisted fees related to an informational workshop on internal controls.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  Documents filed as part of this report:

1.  Financial Statements

The Financial Statements required by this item are listed on the Index to Financial Statements in Part II, Item 8 of this report.

2.  Financial Statement Schedules

Schedule II – Valuation and Qualifying Accounts and Reserves

Other financial statement schedules are not included because they are not required or the information is otherwise shown in the financial statements or notes thereto.

3.  Exhibits

The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this report.

Abaxis, Inc.

Schedule II

Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Year	Additions Charged to Expenses	Deductions from Reserves	Balance at End of Year

Reserve for Doubtful Accounts & Sales Allowances
Year ended March 31, 2005	$257,000	$617,000	$392,000	$482,000
Year ended March 31, 2004	267,000	586,000	596,000	257,000
Year ended March 31, 2003	244,000	422,000	399,000	267,000

EXHIBIT INDEX

Exhibit No.	Description of Document

3.1	Restated Articles of Incorporation (4)
3.2	By-laws (2)
4.2	Form of Warrant Agreement issued to purchasers of Series D Convertible Preferred Stock(7)
4.4	Registration Rights Agreement dated as of March 29, 2002 (10)
4.5	Form of Warrant Agreement issued to purchasers of Series E Convertible Preferred Stock(10)
10.5	1989 Stock Option Plan, as amended and restated as the 1998 Stock Option Plan (3)
10.6	1992 Outside Directors Stock Option Plan and forms of agreement (4)
10.7	401(k) Defined Contribution Plan (2)
10.15	Development Agreement between the Company and Becton Dickinson and Company (through its Becton Dickinson Immunocytometry Systems Division) dated April 9, 1993 (1)(4)
10.17	Supply Agreement between the Company and Becton Dickinson and Company (through its Becton Dickinson Immunocytometry Systems Division) dated September 16, 1994 (1)(5)
10.18	Licensing agreement between the Company and Pharmacia Biotech, Inc. dated October 1, 1994 (1) (5)
10.20	Employment Agreement with Mr. Clinton H. Severson dated March 31, 1997 (6)
10.25	Lease Agreement with Principal Development Investors, LLC, dated June 21, 2000 (9)
10.26	Employee Retention Incentive Agreement with Mr. Alberto R. Santa Ines, as amended, as of May 1, 2002. (11)
10.27	Joint Defense Agreement by and between Abaxis, Inc. and S.A. Scientific, Inc. dated as of May 8, 2002(11)
10.28	Loan and Security Agreement with Comerica Bank - California dated March 13, 2002 (12)
10.29	First and Second Modification to Loan and Security Agreement with Comerica Bank - California dated March 29, 2002 (12)
10.30	Loan Revision/Extension Agreement with Comerica Bank - California dated March 29, 2002 (12)
10.31	Loan Revision/Extension Agreement with Comerica Bank - California dated September 23, 2002 (13)
10.32	Letter Setting Forth Additional Terms of Relationship Between Abaxis and Pharmacia Biotech dated as of June 9, 1997 (1) (13)
10.33	Letter from Abaxis to Becton Dickinson and Company dated December 12, 1997 (13)
10.34	Distribution Agreement by and between Diatron Messtechnik GmbH and Abaxis, dated November 13, 2003 (1) (17)
10.35	Distribution Agreement by and between Scil Animal Care Company GmbH and Abaxis, Inc., dated September 1, 2001 (15)
10.36	Loan and Security Agreement by and between Abaxis and Comerica Bank-California dated as of September 8, 2003 (14)
10.37	First Modification to Business Loan Agreement with Comerica Bank - California dated September 15, 2004 (16)
21.1	Subsidiaries of Registrant
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Confidential treatment of certain portions of these agreements has been granted by the Securities and Exchange Commission.

(2)	Incorporated by reference from Registration Statement No. 33-44326 filed December 11, 1991.

(3)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(4)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 1993.

(5)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(6)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

(7)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K on October 19, 2000.

(8)	Incorporated by reference to the exhibit filed with our Amended Current Report on Form 8-K/A on January 5, 2000.

(9)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-3 on January 10, 2000.

(10)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K on May 13, 2002.

(11)	Incorporated by reference to the exhibit filed with our Annual report on Form 10-K for the fiscal year ended March 31, 2002.

(12)	Incorporated by reference to the exhibit filed with our Quarterly report on Form 10-Q for the quarter ended June 30, 2002.

(13)	Incorporated by reference to the exhibit filed with our Quarterly report on Form 10-Q for the quarter ended September 30, 2002.

(14)	Incorporated by reference to the exhibit filed with our Quarterly report on Form 10-Q for the quarter ended September 30, 2003.

(15)

Incorporated by reference to the exhibit filed with Amendment Number One to our Annual report on Form 10-K/A for the fiscal year ended March 31, 2002, as filed with the Security and Exchange Commission on December 24, 2002.

(16)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(17)	Incorporated by reference to the exhibit filed with our Annual report on Form 10-K for the fiscal year ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2005.

ABAXIS, INC.

BY	/s/ CLINTON H. SEVERSON

Clinton H. Severson
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CLINTON H. SEVERSON	President, Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2005

Clinton H. Severson

/s/ ALBERTO R. SANTA INES	Chief Financial Officer andVice President of Finance (Principal Financial and Accounting Officer)	June 14, 2005

Alberto R. Santa Ines

/s/ RICHARD J. BASTIANI, Ph.D.	Director	June 14, 2005

Richard Bastiani

/s/ HENK J. EVENHUIS	Director	June 14, 2005

Henk J. Evenhuis

/s/ BRENTON G. A. HANLON	Director	June 14, 2005

Brenton G. A. Hanlon

/s/ PRITHIPAL SINGH, Ph.D.	Director	June 14, 2005

Prithipal Singh, Ph.D.

/s/ ERNEST S. TUCKER III	Director	June 14, 2005

Ernest S. Tucker III