Form 10-Q
period 2005-06-30
ABAXIS INC
filed 2005-08-09
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number  000-19720

ABAXIS, INC.
(Exact name of registrant as specified in its charter)

California	77-0213001
(State of Incorporation)	(I.R.S. Employer Identification No.)

3240 Whipple Road
Union City, California 94587
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

As of August 4, 2005, there were 19,917,782 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Report on Form 10-Q
For the Quarter Ended June 30, 2005

PART I:  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Abaxis, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,

	2005	2004

Revenues:
Product sales, net	$14,238,000	$13,207,000
Development and licensing revenue	35,000	35,000

Total revenues	14,273,000	13,242,000

Costs and operating expenses:
Cost of product sales	6,446,000	6,074,000
Selling, general and administrative	4,675,000	3,641,000
Research and development	1,632,000	1,237,000

Total costs and operating expenses	12,753,000	10,952,000

Income from operations	1,520,000	2,290,000
Interest and other income	66,000	60,000
Interest and other expense	(13,000)	(6,000)

Net income before income taxes	1,573,000	2,344,000
Income tax provision	572,000	910,000

Net income	$1,001,000	$1,434,000

Basic net income per share	$0.05	$0.07

Diluted net income per share	$0.05	$0.07

Weighted average common shares outstanding - basic	19,897,000	19,575,000

Weighted average common shares outstanding - diluted	21,120,000	21,901,000

See notes to unaudited condensed financial statements.

Abaxis, Inc.
Condensed Balance Sheets
 (Unaudited)

	June 30, 2005	March 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$7,174,000	$5,776,000
Short-term investments	16,917,000	16,858,000
Trade receivables (net of allowances of $519,000 at June 30, 2005 and $482,000 at March 31, 2005)	10,392,000	10,509,000
Inventories	8,846,000	8,355,000
Prepaid expenses	228,000	282,000
Net deferred tax asset - current	4,199,000	4,677,000

Total current assets	47,756,000	46,457,000
Property and equipment, net	8,992,000	8,824,000
Intangible assets, net	581,000	600,000
Deposits and other assets	90,000	96,000
Net deferred tax asset - non-current	15,032,000	15,032,000

Total assets	$72,451,000	$71,009,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,573,000	$3,850,000
Accrued payroll and related expenses	2,249,000	1,867,000
Other accrued liabilities	1,030,000	657,000
Warranty reserve	318,000	245,000
Deferred revenue	789,000	907,000
Income tax payable	196,000	171,000
Current portion of capital lease obligations	11,000	16,000

Total current liabilities	8,166,000	7,713,000

Deferred rent	469,000	462,000
Deferred revenue, less current portion	1,020,000	1,146,000
Commission obligation, less current portion	16,000	21,000

Total non-current liabilities	1,505,000	1,629,000

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, no par value: authorized shares -35,000,000; issued and outstanding shares - 19,902,570 at June 30, 2005 and 19,891,607 at March 31, 2005	94,667,000	94,614,000
Accumulated deficit	(32,017,000)	(33,018,000)
Accumulated other comprehensive income	130,000	71,000

Total shareholders’ equity	62,780,000	61,667,000

Total liabilities and shareholders’ equity	$72,451,000	$71,009,000

See notes to unaudited condensed financial statements.

Abaxis, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,

	2005	2004

Cash flows from operating activities:
Net income	$1,001,000	$1,434,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	514,000	438,000
Gain on disposal of equipment	—	(2,000)
Stock option income tax benefits	19,000	300,000
Stock-based compensation, including amortization of deferred stock compensation	(12,000)	—
Changes in operating assets and liabilities:
Trade receivables	117,000	(821,000)
Inventories	(488,000)	(88,000)
Prepaid expenses	54,000	(55,000)
Net deferred tax assets - current	478,000	(417,000)
Deposits and other assets	6,000	20,000
Net deferred tax assets - non-current	—	906,000
Accounts payable	(277,000)	(173,000)
Accrued payroll and related expenses	382,000	(466,000)
Other accrued liabilities	373,000	158,000
Warranty reserve	73,000	(17,000)
Income tax payable	25,000	30,000
Deferred rent	7,000	16,000
Deferred revenue	(244,000)	74,000
Long-term commission obligation	(5,000)	(6,000)

Net cash provided by operating activities	2,023,000	1,331,000

Cash flows from investing activities:
Purchase of property and equipment	(666,000)	(590,000)
Proceeds from disposal of equipment	—	7,000

Net cash used in investing activities	(666,000)	(583,000)

Cash flows from financing activities:
Repayment of capital lease obligations	(5,000)	(6,000)
Exercise of warrants and common stock options	46,000	604,000

Net cash provided by financing activities	41,000	598,000

Net increase in cash and cash equivalents	1,398,000	1,346,000
Cash and cash equivalents at beginning of period	5,776,000	9,324,000

Cash and cash equivalents at end of period	$7,174,000	$10,670,000

Supplemental disclosures of cash flow information:
Cash paid for interest	$1,000	$4,000

Cash paid for income taxes, net of refunds	$50,000	$9,000

Supplemental disclosures of non-cash investing and financing activities:
Issuance of common stock for payment of dividends payable	$—	$28,000

Unrealized gains on short-term investments	$59,000	$—

See notes to unaudited condensed financial statements.

ABAXIS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation

The condensed unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  These condensed unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.  The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the period ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2006 or for any future period.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income, which comprised of unrealized gains on investments.

For the three months ended June 30, 2005 and 2004, the components of comprehensive income consisted of the following:

	Three Months Ended June 30,

	2005	2004

Net income	$1,001,000	$1,434,000
Other comprehensive income:
Unrealized gains on investments	59,000	—

Comprehensive income	$1,060,000	$1,434,000

Stock-Based Compensation - The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure – an amendment of FASB Statement No. 123, “Accounting for Stock-Based Compensation.”  These disclosure provisions require prominent disclosures in both annual and interim financial statements of the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Company did not change to using the fair value based method of accounting for stock-based employee compensation as permitted by the voluntary transition provisions of SFAS 148; and therefore, adoption of SFAS No. 148 did not have an impact on the financial position, results of operations or cash flows of the Company.

Had compensation cost been recognized based on the fair value at the date of grant, the Company’s net income and basic and diluted net income per share would have been as follows:

	Three Months Ended June 30,

	2005	2004

Net income:
As reported	$1,001,000	$1,434,000
Less stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(557,000)	(691,000)

Pro forma net income	$444,000	$743,000

Basic and diluted net income per share:
As reported - basic	$0.05	$0.07
Pro forma - basic	$0.02	$0.04
As reported - diluted	$0.05	$0.07
Pro forma - diluted	$0.02	$0.03

The Company’s calculations were made using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred.  The following are the weighted average assumptions:

	Three Months Ended June 30,

	2005	2004

Expected life of option	6 years	6 years
Risk-free interest rate	3.76%	4.19%
Dividend yield	0.00%	0.00%
Volatility	53%	59%

New Accounting Pronouncements – The Company accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25).  Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.  On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share:

	Three Months Ended June 30,

	2005	2004

	(number of shares)
Weighted average common shares outstanding -
Denominator for basic net income per share	19,897,000	19,575,000
Effect of dilutive securities:
Stock options and warrants	1,223,000	2,326,000

Denominator for diluted net income per share	21,120,000	21,901,000

Diluted net income per share does not include the effect of the following common equivalent shares related to outstanding stock options and warrants, using the treasury stock method, as their effect would be antidilutive for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,

	2005	2004

	(number of shares)
Options to purchase common stock	1,654,000	870,000
Warrants to purchase common stock	193,000	185,000

	1,847,000	1,055,000

3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

	June 30, 2005	March 31, 2005

Raw materials	$4,573,000	$4,753,000
Work-in-process	2,283,000	1,677,000
Finished goods	1,990,000	1,925,000

	$8,846,000	$8,355,000

4.  Warranty Reserves

The Company provides for the estimated future costs to be incurred under the Company’s standard warranty obligations of one to two years.  Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

The warranty reserve activity is summarized as follows for the three month periods ended June 30, 2005 and 2004:

	Three Months Ended June 30,

	2005	2004

Balance beginning of period	$245,000	$181,000
Provision for warranty expense	121,000	12,000
Warranty costs incurred	(48,000)	(29,000)

Balance end of period	$318,000	$164,000

5.  Line of Credit

The Company has established a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000.  The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.  The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 6.00% at June 30, 2005, and is payable monthly.  Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for the Company’s facilities lease at June 30, 2005.  At June 30, 2005, there was no amount outstanding under the Company’s line of credit.  The weighted average interest rate on the line of credit during the three months ended June 30, 2005 and 2004 was 5.66% and 3.75%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis.  Included in these financial covenants, among other stipulations, is a requirement that the Company have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.  The Company is also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2005 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2006.  In addition, the Company is required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000.  At June 30, 2005, the Company was in compliance with these covenants.

Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $62.8 million at June 30, 2005 including its intellectual property.

6.  Commitments and Contingencies

In November 2003, the Company entered into an OEM agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase DIATRON hematology instruments.  Under the terms of the agreement, the Company is committed to purchase a minimum number of hematology units from DIATRON once the product was qualified for sale.  Qualification occurred in May 2004 and accordingly, the Company has minimum purchase commitments.  As of June 30, 2005, the outstanding commitment for fiscal 2006 through 2009 was $590,000, $2,645,000, $2,645,000 and $2,645,000, respectively.

7.  Product Category, Customer and Geographic Information

The Company operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to clinicians with rapid blood constituent measurement requirements.  The following is a summary of revenues from external customers for each group of products and services provided by the Company:

	Three Months Ended June 30,

	2005	2004

Instruments	$3,943,000	$4,155,000
Reagent discs and kits	9,444,000	8,456,000
Other	851,000	596,000

Product sales, net	14,238,000	13,207,000
Development and licensing revenue	35,000	35,000

Total revenues	$14,273,000	$13,242,000

The following is a summary of revenues by customer group:

	Three Months Ended June 30,

	2005	2004

Medical Market	$1,674,000	$2,240,000
Veterinary Market	12,006,000	10,510,000
Other	593,000	492,000

Total revenues	$14,273,000	$13,242,000

The following is a summary of revenues by geographic region based on customer location:

	Three Months Ended June 30,

	2005	2004

United States	$12,087,000	$11,512,000
Europe	1,684,000	1,296,000
Asia and Latin America	502,000	434,000

Total revenues	$14,273,000	$13,242,000

Two distributors, DVM Resources and Henry Schein, Inc., accounted for 19% and 15%, respectively, of total revenues for the three months ended June 30, 2005.  Two distributors, Vedco Inc. and DVM Resources, accounted for 26% and 16%, respectively, of total revenues for the three months ended June 30, 2004.

At June 30, 2005, three distributors accounted for 27%, 12% and 10%, respectively, of trade receivables.  At June 30, 2004, two distributors accounted for 32% and 20%, respectively, of trade receivables.

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

Results of Operations

Total Revenues

Revenues by Product and Services

The following is a summary of revenues for each group of products and services provided by the Company for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,

	2005	2004	Increase/ (Decrease)	Percentage Change

Instruments	$3,943,000	$4,155,000	$(212,000)	(5)%
Percentage of total revenues	28%	31%
Reagent discs and kits	9,444,000	8,456,000	988,000	12%
Percentage of total revenues	66%	64%
Other	851,000	596,000	255,000	43%
Percentage of total revenues	6%	5%

Product sales, net	14,238,000	13,207,000	1,031,000	8%
Development and licensing revenue	35,000	35,000	—	—

Total revenues	$14,273,000	$13,242,000	$1,031,000	8%

Instruments

In the three months ended June 30, 2005, total revenues from instrument sales decreased 5% or $212,000, as compared to the three months ended June 30, 2004.  The decrease in instrument sales was primarily in the medical market due to a decrease in sales of our Piccolo systems to the U.S. Military of $401,000 and a decrease in sales of our Piccolo systems in the United States market (excluding the U.S. Military) of $123,000.  These decreases were partially offset by a net increase in revenue from the sale of our VetScan systems of $334,000.  Revenue from the sale of our VetScan systems increased $147,000 in the United States and $215,000 in Europe.  The increase in the United States market is primarily due to a marketing promotion in the first quarter of fiscal 2006 and an increase in sales personnel in the United States to promote our products.  The increase in the Europe market is primarily due to an increase in sales to various distributors.

Reagent Discs and Kits

In the three months ended June 30, 2005, total revenues from medical and veterinary reagent discs and veterinary hematology reagent kits increased 12% or $988,000, as compared to the three months ended June 30, 2004.  The increase in revenue from reagent discs and kits was primarily due to the expanded installed base of our instruments.

Other

In the three months ended June 30, 2005, total revenues from other products increased 43% or $255,000, as compared to the three months ended June 30, 2004.  The increase in other products is primarily due to an increase in revenue from maintenance contracts and shipping and handling costs offset by a decrease in revenue from our supply contract with Becton Dickinson Immunocytometry Systems.

Revenues by Customer Group

The following is a summary of revenues by customer group for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,

	2005	2004	Increase/ (Decrease)	Percentage Change

Medical Market	$1,674,000	$2,240,000	$(566,000)	(25)%
Percentage of total revenues	12%	17%
Veterinary Market	12,006,000	10,510,000	1,496,000	14%
Percentage of total revenues	84%	79%
Other	593,000	492,000	101,000	21%
Percentage of total revenues	4%	4%

Total revenues	$14,273,000	$13,242,000	$1,031,000	8%

Medical Market

Revenues from the medical market decreased 25% or $566,000 in the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.  We sold a total of 56 Piccolo systems in the three months ended June 30, 2005, a 41% decrease from the 95 Piccolo systems sold in the three months ended June 30, 2004.  Revenues from the sale of our Piccolo systems decreased 45% or $542,000 primarily due to a decrease in the sale of our Piccolo systems to the U.S. Military of 73% or $401,000 and a decrease in the sale of our Piccolo systems in the United States market (excluding the U.S. Military) of 23% or $123,000.

Revenues from the sale of our reagent discs in the medical market decreased slightly by 6% or $60,000, as we sold 94,000 reagent discs in the three months ended June 30, 2005, as compared to 89,000 reagent discs sold in the three months ended June 30, 2004.  The decrease in revenue from reagent discs was primarily attributed to a decrease in unit sales of reagent discs sold to the U.S. Military (total decrease in absolute dollars of 56% or $298,000).  The net decrease in reagent discs was offset by an increase in sales of 53% or $208,000 in the United States market (excluding the U.S. Military) due to the continued expanded installed base of our Piccolo systems.

Veterinary Market

Revenues from the veterinary market increased 14% or $1,496,000 in the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.   We sold a total of 435 VetScan and hematology systems in the three months ended June 30, 2005, an 18% increase from the 369 instruments sold in the three months ended June 30, 2004.  Revenues from the sale of our VetScan and hematology systems increased 11% or $330,000, primarily due to a marketing promotion in the United States market in the first quarter of fiscal 2006 and an increase in sales personnel in the United States to promote our products.

Revenues from the sale of our reagent discs and kits in the veterinary market increased 14% or $1,048,000 in the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.  We sold 674,000 reagent discs in the three months ended June 30, 2005, as compared to 612,000 reagent discs sold in the three months ended June 30, 2004.  Also, we sold 3,392 hematology reagent kits in the three months ended June 30, 2005, as compared to 2,974 hematology reagent kits in the three months ended June 30, 2004.  The overall increase in unit sales of reagent discs and hematology reagent kits sold is due to a higher consumption rate of users and to the expanded installed base of our instruments.

Revenues by Geographical Location

The following is a summary of revenues by geographic region based on customer location for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,

	2005	2004	Increase/ Decrease	Percentage Change

United States	$12,087,000	$11,512,000	$575,000	5%
Percentage of total revenues	85%	87%
Europe	1,684,000	1,296,000	388,000	30%
Percentage of total revenues	12%	10%
Asia and Latin America	502,000	434,000	68,000	16%
Percentage of total revenues	3%	3%

Total revenues	$14,273,000	$13,242,000	$1,031,000	8%

United States

Total revenues in the United States increased 5% or $575,000 for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.  The net increase was attributed to an increase in the sale of our veterinary reagent discs and hematology reagent kits by 13% or $833,000 primarily due to both a higher consumption rate of institutional users and to the expanded installed base of our instruments.  Medical reagent discs in the United States market (excluding the U.S. Military) increased 53% or $208,000 due to the continued expanded installed base of our Piccolo systems while sales of medical reagent discs to the U.S. Military decreased 56% or $298,000.

The net increase in the United States market was offset by an overall decrease in revenue from instrument sales of 12% or $422,000.  Sales of our Piccolo systems to the U.S. Military decreased 73% or $401,000 and sales of our Piccolo systems in the United States (excluding the U.S. Military) decreased 23% or $123,000.  These decreases were offset by an increase in sales of our VetScan systems of 11% or $147,000.  The increase in sales of our VetScan systems is primarily due to a marketing promotion in the United States market in the first quarter of fiscal 2006 and an increase in sales personnel in the United States to promote our products.

Total revenues from other products increased 43% or $254,000 for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.  The increase in other products is primarily due to an increase in revenue from maintenance contracts and shipping and handling costs offset by a decrease in revenue from our supply contract with Becton Dickinson Immunocytometry Systems.

Two distributors, DVM Resources and Henry Schein, Inc., accounted for 19% and 15%, respectively, of total revenues for the three months ended June 30, 2005.  Two distributors, Vedco Inc. and DVM Resources, accounted for 26% and 16%, respectively, of total revenues for the three months ended June 30, 2004.

Europe

Total revenues in Europe increased 30% or $388,000 for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.  Revenues from the sale of our instruments increased 45% or $197,000, primarily due to an increase in the sale of our VetScan and hematology systems of 82% or $271,000 resulting from an increase in sales to various distributors offset by a decrease in the sale of our Piccolo systems of 69% or $74,000.  Revenues from the sale of our reagent discs and hematology reagent kits increased 22% or $186,000 due to the expanded installed base of our instruments in both the medical and veterinary markets.

Asia and Latin America

Total revenues in Asia and Latin America increased 16% or $68,000 for the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.  The increase is primarily due to revenues from the sale of our reagent discs and hematology reagent kits of 23% or $59,000 due to a higher consumption rate of institutional users.

Cost of Product Sales

	Three Months Ended June 30,

	2005	2004	Increase/ Decrease	Percentage Change

Cost of product sales	$6,446,000	$6,074,000	$372,000	6%
Percentage of total revenues	45%	46%

Cost of product sales includes the costs associated with manufacturing, assembly, package, warranty repairs, test and quality assurance for our instrument analyzers, reagent discs and hematology reagents and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.  The increase in cost of product sales in absolute dollars during the three months ended June 30, 2005, as compared to the three months ended June 30, 2004 was due to an increase in the sales volume of instruments and reagent discs.  As a percentage of total revenues, cost of product sales decreased due to the lower unit costs of hematology reagents and the lower unit costs of manufacturing reagent discs from improved manufacturing processes and absorption of fixed costs of our facilities.

Selling, General and Administrative Expense

	Three Months Ended June 30,

	2005	2004	Increase/ Decrease	Percentage Change

Selling, general and administrative expenses	$4,675,000	$3,641,000	$1,034,000	28%
Percentage of total revenues	33%	27%

Selling, general and administrative expenses consist primarily of salaries and benefits, commissions and related expenses for personnel engaged in marketing, advertising, costs associated with promotional and other marketing expenses, customer service and technical service and general corporate functions, including accounting, human resources and legal.  The increase in selling, general and administrative expenses in absolute dollars during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004 was due to personnel-related costs resulting from an increase in headcount in various divisions such as sales and marketing, customer service and technical service, to support the growth in both our veterinary and medical markets.  In addition, the increase in expenses also relates to Sarbanes-Oxley compliance.

Research and Development Expense

	Three Months Ended June 30,

	2005	2004	Increase/ Decrease	Percentage Change

Research and development expenses	$1,632,000	$1,237,000	$395,000	32%
Percentage of total revenues	11%	9%

Research and development expenses consist of salaries and benefits, related expenses associated with the development of clinical trials of new test methods and the enhancement of existing products.  The increase in research and development expenses in absolute dollars during the three months ended June 30, 2005, as compared to the three months June 30, 2004 was due to new product development in both the medical and veterinary markets.  The higher investments in research and development resulted in the completion of three new discs, Lipids Plus, Basic Metabolic Panel Plus, and Avian/Reptilian Plus with Bile Acids, and the submission to the FDA of ALT, AST and glucose for CLIA waived status.  We anticipate the dollar amount of research and development expenses to increase in fiscal 2006 from fiscal 2005 but remain consistent as a percentage of total revenues, as we complete new products for both the medical and veterinary markets.  There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful.

Interest and Other Income (Expense), Net

The following table sets forth our interest and other income (expense), net for the three months ended June 30, 2005 and 2004:

	Three Months Ended June 30,

	2005	2004	Percentage Change

Interest and other income	$66,000	$60,000	10%
Interest and other expense	(13,000)	(6,000)	117%

	$53,000	$54,000	(2)%

Interest and Other Income

Interest and other income primarily consists of interest earned on cash, cash equivalents and short-term investments.   The increase of 10% or $6,000 in the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, was primarily due to higher average invested balances.

Interest and Other Expense

Interest and other expense primarily consists of interest incurred on our capital lease, co-promotion agreement with Abbott Laboratories and currency losses.  The increase in interest and other expense of 117% or $7,000 in the three months ended June 30, 2005, as compared to the three months ended June 30, 2004, was primarily due to currency losses.

Income Tax Provision

	Three Months Ended June 30,

	2005	2004

Income tax provision	$572,000	$910,000
Effective tax rate	36%	39%

For the three months ended June 30, 2005 and 2004, the effective tax rate was 36% and 39%, respectively.  The decrease in our effective tax rate was primarily due to an increase in federal and state research and development tax credits and a manufacturing deduction under the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

As of June 30, 2005, we had $24,091,000 in cash, cash equivalents and short-term investments as compared to $22,634,000 at March 31, 2005.

	June 30, 2005	March 31, 2005	Increase/ (Decrease)

Cash and cash equivalents	$7,174,000	$5,776,000	$1,398,000
Short-term investments	16,917,000	16,858,000	59,000

	$24,091,000	$22,634,000	$1,457,000

Cash provided (used) in the three months ended June 30, 2005 and 2004 as follows:

	Three Months Ended June 30,

	2005	2004

Cash provided by operating activities	$2,023,000	$1,331,000
Cash used in investing activities	(666,000)	(583,000)
Cash provided by financing activities	41,000	598,000

Net increase in cash and cash equivalents	$1,398,000	$1,346,000

Operating Activities – During the three months ended June 30, 2005, we generated $2,023,000 of cash from operating activities compared to $1,331,000 during the three months ended June 30, 2004.  This change was primarily the result of net income of $1,001,000, adjusted for the effects of non-cash expenses including depreciation and amortization of $514,000, stock option income tax benefits of $19,000 and an increase in current net deferred tax assets of $478,000.

Our net trade receivable balances were $10,392,000 and $10,509,000 as of June 30, 2005 and March 31, 2005, respectively.  The decrease of $117,000 in our receivable balance was due to an increase in collections during the first quarter of fiscal 2006 as compared to the first quarter of fiscal 2005.  Inventories increased to $8,846,000 as of June 30, 2005 from $8,355,000 as of March 31, 2005, primarily related to purchases due to a higher projected sales volume.  Current net deferred tax assets decreased to $4,199,000 as of June 30, 2005 from $4,677,000 as of March 31, 2005, as a result of the utilization of net operating losses on income during the first quarter of fiscal 2006.

Accounts payable decreased to $3,573,000 as of June 30, 2005 from $3,850,000 as of March 31, 2005, primarily related to the timing and payments of services and inventory purchases.  Accrued payroll and related expenses increased to $2,249,000 as of June 30, 2005 from $1,867,000 as of March 31, 2005, as a result of personnel-related costs due to an increase in headcount, primarily in sales and marketing to support the growth in both our veterinary and medical businesses.  Other accrued liabilities increased to $1,030,000 as of June 30, 2005 from $657,000 as of March 31, 2005, due primarily to marketing promotions to customers and accrued expenses related to professional services.  The current portion of deferred revenue decreased to $789,000 as of June 30, 2005 from $907,000 as of March 31, 2005 and the non-current portion of deferred revenue decreased to $1,020,000 as of June 30, 2005 from $1,146,000 as of March 31, 2005, as a result of the reduction of incentives in the form of free goods given to customers.

Net cash provided by operating activities for the three months ended June 30, 2004 was $1,331,000.  This was primarily the result of net income of $1,434,000 offset by the effects of non-cash expenses including depreciation and amortization of $438,000, stock option income tax benefits of $300,000, an increase in current net deferred tax assets of $417,000 and a decrease in non-current net deferred tax assets of $906,000.  Other changes included a decrease of $20,000 in deposits and other assets, increases totaling $278,000 in deferred rent, deferred revenue, income tax payable and other accrued liabilities. Uses of cash from operating activities included increases in accounts receivable of $821,000, mainly due to the timing of collections and sales during the quarter; increases in inventories and prepaid expenses totaling $143,000; decreases in accrued payroll and related expenses of $466,000 related to the timing of payroll-related payments; and decreases in accounts payable, warranty reserve and long-term commission obligation totaling $196,000.

We anticipate that we will incur incremental additional costs to support our future operations, including further additional pre-clinical testing and clinical trials for our current and future products; research and design costs related to the continuing development of our current and future products; and acquisition of capital equipment for our manufacturing facility, which includes the ongoing costs related to the continuing development of our current and future products.

We anticipate that our existing capital resources, available line of credit and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through at least the next twelve months.  Our future capital requirements will largely depend upon the increased market acceptance of our point-of-care blood analyzer products.  However, our sales for any future periods are not predictable with a significant degree of certainty.  Regardless, we may seek to raise additional funds to pursue strategic acquisition opportunities.

Investing Activities – Net cash used in investing activities were $666,000 and $583,000 for the three months ended June 30, 2005 and 2004, respectively, primarily related to the purchases of property and equipment to support both our increased product demand and our goal of more efficient production lines, as well as our new product introduction.

We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.

Financing Activities – Net cash provided by financing activities for the three months ended June 30, 2005 was $41,000, which included net cash proceeds of $46,000 from the exercise of common stock options and warrants offset by repayments of $5,000 on our capital lease obligations.  Net cash provided by financing activities for the three months ended June 30, 2004 was $598,000, which included net cash proceeds of $604,000 from the exercise of common stock options and warrants offset by repayments of $6,000 on our capital lease obligations.

Line of Credit – We have established a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000.  The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.  The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 6.00% at June 30, 2005, and is payable monthly.  Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for our facilities lease at June 30, 2005.  At June 30, 2005, there was no amount outstanding under our line of credit.  The weighted average interest rate on the line of credit during the three months ended June 30, 2005 and 2004 was 5.66% and 3.75%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis.  Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.  We are also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2005 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2006.  In addition, we are required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000.  At June 30, 2005, we were in compliance with these covenants.

Borrowings under the line of credit are collateralized by our net book value of assets of $62.8 million at June 30, 2005 including our intellectual property.

Critical Accounting Policies – We have identified certain accounting policies as critical to our business operations and the understanding of our results of operations.  The impact and any associated risks related to the identified critical accounting policies on our business operations are discussed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 filed with the Securities and Exchange Commission.

Contingencies – We are involved from time to time in various litigation matters in the normal course of business.   We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

New Accounting Pronouncements – Abaxis accounts for stock-based compensation awards issued to employees using the intrinsic value measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25).  Accordingly, no compensation expense has been recorded for stock options granted with exercise prices greater than or equal to the fair value of the underlying common stock at the option grant date.  On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

RISK FACTORS THAT MAY AFFECT OUR PERFORMANCE

          Our future performance is subject to a number of risks.  If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline.  You should also refer to other information contained in our annual report for the fiscal year ended March 31, 2005, as filed on Form 10-K, including the financial statements included therein and the notes related thereto.

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

We Have Not Been Consistently Profitable; We Must Increase Sales Of Our Piccolo And VetScan DXS Products To Maintain Consistent Profitability

          We recognized a net loss attributable to common shareholders in one of the last twelve fiscal quarters ended June 30, 2005.  As of June 30, 2005, we have incurred cumulative net losses of $32 million.  Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan DXS products.  Increasing the sales volume of our products will depend upon our ability to:

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

We Are Not Able To Predict Sales In Future Quarters And A Number Of Factors Affect Our Periodic Results

          We are not able to accurately predict our sales in future quarters.  Our revenue in the veterinary market are derived primarily by selling to distributors who resell our products to the ultimate user.  In December 2004, we terminated our relationship with Vedco, Inc., a warehousing cooperative for member distributors who sold Abaxis products to their respective customers, as part of the realignment of our distribution channel.  During the third and fourth quarters of fiscal 2005, we worked with other U.S. based regional and national distributors, which included American Veterinary Supply Corp., DVM Resources, Henry Schein, Inc., IVESCO, TradeWinds Trading Company and Western Medical Supply, to expand their sales and services to support the customers served by other Vedco distributors.  In the third quarter of fiscal 2005, we negotiated direct distributor agreements with Vedco members Merritt Veterinary Supply and Miller Veterinary Supply.

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

          Further, we expect to incur incremental additional costs to support our future operations, including:

•	further commercialization of our products and development of new test methods to allow us to further penetrate the human diagnostic market and the veterinary diagnostic market;

•	our need to acquire capital equipment for our manufacturing facilities, which includes the ongoing costs related to the continuing development of our current and future products;

•	research and design costs related to the continuing development of our current and future products; and

•	additional pre-clinical testing and clinical trials for our current and future products.

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

We Rely On Patents And Other Proprietary Information, The Loss Of Any Of Which Would Negatively Affect Our Business

          As of June 30, 2005, 34 patent applications have been filed on behalf of Abaxis with the United States Patent and Trademark Office, of which 29 have been issued.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the U.S. Patent and Trademark Office, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

We Continue to Develop Our Marketing And Distribution Experience In the Human Diagnostic Market

          Although we have gained experience marketing our VetScan DXS system products in the veterinary diagnostic market, we have much less experience in marketing the Piccolo system in the human diagnostic market.  Accordingly, we have limited sales, marketing and distribution experience, especially in the human diagnostic market.  We cannot assure you that:

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

          At June 30, 2005, we had thirty-nine full-time sales personnel involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time.  While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals.  If we are to increase our sales, we will need to train new salespeople and supervise them closely.  We also will continue hiring additional sales personnel.  If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to market our products.

We Need to Successfully Manufacture and Market Additional Reagent Discs For The Human Diagnostic Market If We Are To Compete In That Market

          We have developed a blood analysis system that consists of a portable blood analyzer and single-use reagent discs.  Each reagent disc performs a series of standard blood tests.  We believe that it is necessary to develop additional series of reagent discs with various tests for use with the Piccolo and VetScan systems.  Historically, we primarily developed reagent discs suitable for the veterinary diagnostic market.  Prior to 2003, Abaxis had received 510(k) clearances for nineteen test methods.  Since 2003, we have received additional 510(k) clearances from the U.S. Food and Drug Administration for high density lipoprotein cholesterol (HDL), triglycerides, magnesium and phosphorus for the human diagnostic market.  These tests are included in standard tests for which the medical community receives reimbursements from third party payors such as HMOs and Medicare.  We may not be able to successfully manufacture or market these newly developed reagent discs.  Our failure to meet these challenges will materially adversely affect our operating results and financial condition.

We Rely On Distributors To Sell Our Products; We Rely On Sole Distributor Arrangements In A Number Of Countries

          We distribute our products primarily through distributors.  As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products.  We have a number of distributors in the United States who distribute our VetScan products.  For the three months ended June 30, 2005, two distributors, DVM Resources and Henry Schein, Inc., accounted for 19% and 15%, respectively, of total revenues.  For the three months ended June 30, 2004, two distributors, Vedco Inc. and DVM Resources, accounted for 26% and 16%, respectively, of total revenues.

          In December 2004, we terminated our relationship with Vedco, Inc., a warehousing cooperative for member distributors who sold Abaxis products to their respective customers, as part of the realignment of our distribution channel.  During the third and fourth quarters of fiscal 2005, we worked with other U.S. based regional and national distributors, which included American Veterinary Supply Corp., DVM Resources, Henry Schein, Inc., IVESCO, TradeWinds Trading Company and Western Medical Supply, to expand their sales and services to support the customers served by other Vedco distributors.  In the third quarter of fiscal 2005, we negotiated direct distributor agreements with Vedco members Merritt Veterinary Supply and Miller Veterinary Supply.  We believe that our future growth depends, in part, on the efforts of these distributors.

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

          Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration.  The FDA has classified our Piccolo products as “Class I” and “Class II” devices.  These classifications require us to submit to the FDA a pre-market notification form or 510(k).  The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing.  In our 510(k) notification, we must, among other things, establish that the product we plan to market is “substantially equivalent” to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) to a product that the FDA has previously cleared under the 510(k) process.  The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device.  As of June 30, 2005, we have received market clearance from the FDA for our Piccolo system and 23 reagent tests that we have on ten reagent discs, with the addition of General Chemistry 13 in the third quarter of fiscal 2005.  We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures.  These new test products are crucial for our success in the human diagnostic market.  If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

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

We Depend On Key Members Of Our Management And Scientific Staff, And We Must Retain And Recruit Qualified Individuals If We Are To Be Competitive

          We are highly dependent on the principal members of our management and scientific staff.  The loss of any of these key personnel, including in particular Clinton H. Severson, our President, Chief Executive Officer and Chairman of our Board of Directors, might impede the achievement of our business objectives.  Mr. Severson’s amended and restated employment agreement with us has been filed with the SEC as an exhibit.  We are not aware of any member of our executive management team who intends to retire within one year of the date of this filing.  We currently do not maintain key man life insurance on any of our employees.  Although historically we have been relatively successful both in retaining our current management and scientific staff and attracting and retaining skilled and experienced marketing, sales and manufacturing personnel, we may not be able to employ such personnel on acceptable terms in the future because numerous medical products and other high technology companies compete for the services of these qualified individuals.

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

          Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2005, and this assessment identified a material weakness in our internal control over financial reporting.  The Company did not maintain effective controls over the determination and reporting of the provision for income taxes.  There were errors in the annual tax provision for the fiscal year ended March 31, 2005 (which were corrected prior to the issuance of the financial statements) as a result of ineffective controls relating to insufficient formalized procedures to obtain and review documents with tax-related information in the determination of the provision of income taxes and the components of deferred income tax assets and liabilities.  Additionally, there were insufficient formalized procedures to ensure that the provision of income taxes received adequate review to ensure that such provision is accounted for in accordance with generally accepted accounting principles.

          This material weakness resulted from a design deficiency and resulted in audit adjustments to the provision for income taxes totaling $280,000.  These audit adjustments were reflected in our fiscal 2005 earnings announcement on April 28, 2005, filed on a Current Report on Form 8-K, and do not impact previously filed financial statements.  Additionally, this control deficiency could result in a future material misstatement of the Company’s income tax provision (and related balance sheet accounts) that would not be prevented or detected by management.  Accordingly, management has determined that this control deficiency constitutes a material weakness.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Because of the material weakness described above, management believes that, as of March 31, 2005, the Company’s internal control over financial reporting was not effective.

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

          In order to comply with the Sarbanes-Oxley Act of 2002, as well as changes to Nasdaq listing standards and accounting changes by the Securities and Exchange Commission, we will be required to enhance our internal controls, hire additional personnel and utilize additional outside legal, accounting and advisory services, all of which will cause our general and administrative costs to increase.  Insurers are also likely to increase premiums as a result of the high claims rates incurred over the past year, and so our premiums for our various insurance policies, including our directors’ and officers’ insurance policies, are likely to increase.

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

Our Stock Price Is Highly Volatile And Investing In Our Stock Involves A High Degree Of Risk

          The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future.  During the past two years, our stock price closed at a high of $22.80 on January 26, 2004 and a low of $6.40 on July 1, 2003.  The following factors may affect the market price of our common stock:

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

For our line of credit, which provides for borrowings of up to $2,000,000, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 6.00% at June 30, 2005.  Consequently, an increase in the prime rate would expose us to higher interest expenses.  At June 30, 2005, there was no amount outstanding on our line of credit.

At June 30, 2005, our short-term investments totaled $16,917,000, consisting of corporate obligations, U. S. Treasury and Agency securities and various certificate of deposits with maturities of one year or less from the date of purchase.  Our short-term investment objective is to maximize yields without significantly increased risk.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended as of the end of the period covered by this report.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2005, because of the material weakness related to controls around the determination and reporting of the provision for income taxes, as described below.  As reported in our annual report on Form 10-K for the fiscal year ended March 31, 2005, we identified a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures.  As of June 30, 2005, we have not fully remediated the material weakness.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2005, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

As of March 31, 2005, the Company did not maintain effective controls over the determination and reporting of the provision for income taxes.  There were errors in the annual tax provision for the fiscal year ended March 31, 2005 (which were corrected prior to the issuance of the financial statements) as a result of ineffective controls relating to insufficient formalized procedures to obtain and review documents with tax-related information in the determination of the provision of income taxes and the components of deferred income tax assets and liabilities.  Additionally, there were insufficient formalized procedures to ensure that the provision of income taxes received adequate review to ensure that such provision is accounted for in accordance with generally accepted accounting principles.  This material weakness resulted from a design deficiency and resulted in audit adjustments to the provision for income taxes totaling $280,000.  These audit adjustments were reflected in our fiscal 2005 earnings announcement on April 28, 2005, filed on a Current Report on Form 8-K, and do not impact previously filed financial statements.

We are in the process of implementing a remediation plan to address the ineffective controls related to the determination and reporting of the tax provision.  We plan to implement improved controls to facilitate a comprehensive and detailed review of our tax accounting and reporting by ensuring that accounting personnel with the adequate experience, skills and knowledge are directly involved in the review and evaluation of tax accounting and reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

              Not applicable.

Item 5.  Other Information

              Not applicable.

Item 6.  Exhibits

Exhibit No.	Description of Document

10.38	Distributor Agreement by and between the Veterinary Division of Henry Schein and Abaxis, Inc., dated April 5, 2004. (1)

10.39	Employment Agreement with Mr. Clinton H. Severson, as amended and restated, as of August 2, 2005.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Confidential treatment of certain portions of this agreement has been requested from the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.
(Registrant)

Date: August 9, 2005	BY:	/s/ CLINTON H. SEVERSON

Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2005	BY:	/s/ ALBERTO R. SANTA INES

Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)