Form 10-Q
period 2005-09-30
ABAXIS INC
filed 2005-11-09
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☒	No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐	No ☒

As of November 4, 2005, there were 20,021,355 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Report on Form 10-Q
For the Quarter Ended September 30, 2005

PART I:  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Abaxis, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

Revenues:
Product sales, net	$16,810,000	$13,526,000	$31,048,000	$26,733,000
Development and licensing revenue	603,000	109,000	638,000	144,000

Total revenues	17,413,000	13,635,000	31,686,000	26,877,000

Costs and operating expenses:
Cost of product sales	7,321,000	6,268,000	13,767,000	12,342,000
Selling, general and administrative	5,192,000	3,955,000	9,867,000	7,596,000
Research and development	1,431,000	1,231,000	3,063,000	2,468,000

Total costs and operating expenses	13,944,000	11,454,000	26,697,000	22,406,000

Income from operations	3,469,000	2,181,000	4,989,000	4,471,000
Interest and other income	181,000	70,000	247,000	130,000
Interest and other expense	—	(19,000)	(13,000)	(25,000)

Income before income taxes	3,650,000	2,232,000	5,223,000	4,576,000
Income tax provision	1,352,000	891,000	1,924,000	1,801,000

Net income	$2,298,000	$1,341,000	$3,299,000	$2,775,000

Basic net income per share	$0.12	$0.07	$0.17	$0.14

Diluted net income per share	$0.11	$0.06	$0.16	$0.13

Weighted average common shares outstanding - basic	19,920,000	19,646,000	19,909,000	19,611,000

Weighted average common shares outstanding - diluted	21,321,000	21,663,000	21,235,000	21,796,000

See notes to unaudited condensed financial statements.

Abaxis, Inc.
Condensed Balance Sheets
(Unaudited)

	September 30, 2005	March 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$10,089,000	$5,776,000
Short-term investments	17,018,000	16,858,000
Trade receivables (net of allowances of $584,000 at September 30, 2005 and $482,000 at March 31, 2005)	11,790,000	10,509,000
Inventories	8,761,000	8,355,000
Prepaid expenses	291,000	282,000
Net deferred tax asset - current	3,045,000	4,677,000

Total current assets	50,994,000	46,457,000
Property and equipment, net	9,372,000	8,824,000
Intangible assets, net	562,000	600,000
Deposits and other assets	84,000	96,000
Net deferred tax asset - non-current	15,043,000	15,032,000

Total assets	$76,055,000	$71,009,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,740,000	$3,850,000
Accrued payroll and related expenses	2,957,000	1,867,000
Other accrued liabilities	932,000	657,000
Warranty reserve	317,000	245,000
Deferred revenue	931,000	907,000
Income tax payable	228,000	171,000
Current portion of capital lease obligations	6,000	16,000

Total current liabilities	9,111,000	7,713,000

Deferred rent	475,000	462,000
Deferred revenue, less current portion	1,035,000	1,146,000
Commission obligation, less current portion	16,000	21,000

Total non-current liabilities	1,526,000	1,629,000

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, no par value: authorized shares - 35,000,000; issued and outstanding shares - 19,950,819 at September 30, 2005 and 19,891,607 at March 31, 2005	94,976,000	94,614,000
Accumulated deficit	(29,719,000)	(33,018,000)
Accumulated other comprehensive income	161,000	71,000

Total shareholders’ equity	65,418,000	61,667,000

Total liabilities and shareholders’ equity	$76,055,000	$71,009,000

See notes to unaudited condensed financial statements.

Abaxis, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,

	2005	2004

Operating activities:
Net income	$3,299,000	$2,775,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,041,000	890,000
Loss on disposal of property and equipment	—	14,000
Stock option income tax benefits	56,000	422,000
Common stock issued for employee benefit plans	43,000	—
Stock-based compensation	(12,000)	—
Changes in assets and liabilities:
Trade receivables	(1,281,000)	(1,722,000)
Inventories	(389,000)	(1,132,000)
Prepaid expenses	(9,000)	174,000
Net deferred tax assets - current	1,632,000	(231,000)
Deposits and other assets	12,000	35,000
Net deferred tax assets - non-current	(11,000)	1,426,000
Accounts payable	(110,000)	453,000
Accrued payroll and related expenses	1,090,000	(524,000)
Other accrued liabilities	275,000	367,000
Warranty reserve	72,000	7,000
Income tax payable	57,000	88,000
Deferred rent	13,000	31,000
Deferred revenue	(87,000)	163,000
Long-term commission obligation	(5,000)	(6,000)

Net cash provided by operating activities	5,686,000	3,230,000

Investing activities:
Purchase of short-term investments	(13,857,000)	—
Proceeds from maturities of short-term investments	13,787,000	—
Purchase of property and equipment	(1,568,000)	(1,338,000)
Proceeds from disposal of property and equipment	—	7,000

Net cash used in investing activities	(1,638,000)	(1,331,000)

Financing activities:
Repayment of capital lease obligations	(10,000)	(10,000)
Exercise of warrants and common stock options	275,000	776,000

Net cash provided by financing activities	265,000	766,000

Net increase in cash and cash equivalents	4,313,000	2,665,000
Cash and cash equivalents at beginning of period	5,776,000	9,324,000

Cash and cash equivalents at end of period	$10,089,000	$11,989,000

Supplemental cash flow information:
Cash paid for interest	$1,000	$5,000

Cash paid for income taxes, net of refunds	$189,000	$15,000

Non-cash investing and financing activities:
Issuance of common stock for payment of dividends payable	$—	$28,000

Change in unrealized gains on short-term investments	$90,000	$—

See notes to unaudited condensed financial statements.

ABAXIS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.  Significant Accounting Policies

Basis of Presentation

The condensed unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  These condensed unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.  The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented.  Certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentation.  The results for the period ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2006 or for any future period.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income, which was comprised of unrealized gains on investments.

For the three and six months ended September 30, 2005 and 2004, the components of comprehensive income consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

Net income	$2,298,000	$1,341,000	$3,299,000	$2,775,000
Other comprehensive income:
Unrealized gains on investments	31,000	—	90,000	—

Comprehensive income	$2,329,000	$1,341,000	$3,389,000	$2,775,000

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

Had compensation cost been recognized based on the fair value at the date of grant, the Company’s net income and basic and diluted net income per share would have been as follows:

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

Net income:
As reported	$2,298,000	$1,341,000	$3,299,000	$2,775,000
Less stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(480,000)	(810,000)	(1,037,000)	(1,501,000)

Pro forma net income	$1,818,000	$531,000	$2,262,000	$1,274,000

Basic and diluted net income per share:
As reported - basic	$0.12	$0.07	$0.17	$0.14
Pro forma - basic	$0.09	$0.03	$0.11	$0.06
As reported - diluted	$0.11	$0.06	$0.16	$0.13
Pro forma - diluted	$0.09	$0.02	$0.11	$0.06

The Company’s calculations were made using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred.  The following are the weighted average assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

Expected life of option	6 years	6 years	6 years	6 years
Risk-free interest rate	4.15%	3.63%	3.76-4.15%	3.63-4.19%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	48%	60%	48-53%	59-60%

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

	(number of shares)		(number of shares)
Weighted average common shares outstanding -
Denominator for basic net income per share	19,920,000	19,646,000	19,909,000	19,611,000
Effect of dilutive securities:
Stock options and warrants	1,401,000	2,017,000	1,326,000	2,185,000

Denominator for diluted net income per share	21,321,000	21,663,000	21,235,000	21,796,000

Diluted net income per share does not include the effect of the following common equivalent shares related to outstanding stock options and warrants, using the treasury stock method, as their effect would be antidilutive for the three and six months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

	(number of shares)		(number of shares)
Options to purchase common stock	1,481,000	1,136,000	1,554,000	993,000
Warrants to purchase common stock	159,000	231,000	174,000	205,000

	1,640,000	1,367,000	1,728,000	1,198,000

3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

	September 30, 2005	March 31, 2005

Raw materials	$4,542,000	$4,753,000
Work-in-process	2,755,000	1,677,000
Finished goods	1,464,000	1,925,000

	$8,761,000	$8,355,000

4.  Warranty Reserves

The Company provides for the estimated future costs to be incurred under the Company’s standard warranty obligations of one to two years.  Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

The warranty reserve activity is summarized as follows for the three and six month periods ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

Balance beginning of period	$318,000	$164,000	$245,000	$181,000
Provision for warranty expense	39,000	61,000	160,000	73,000
Warranty costs incurred	(40,000)	(36,000)	(88,000)	(65,000)

Balance end of period	$317,000	$189,000	$317,000	$189,000

5.  Line of Credit

The Company has established a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000.  The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.  The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 6.50% at September 30, 2005, and is payable monthly.  Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for the Company’s facilities lease at September 30, 2005.  At September 30, 2005, there was no amount outstanding under the Company’s line of credit.  The weighted average interest rate on the line of credit during the three months ended September 30, 2005 and 2004 was 6.17% and 4.17%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis.  Included in these financial covenants, among other stipulations, is a requirement that the Company have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.  The Company is also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2005 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2006.  In addition, the Company is required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000.  At September 30, 2005, the Company was in compliance with these covenants.

Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $65.4 million at September 30, 2005 including its intellectual property.

6.  Commitments and Contingencies

In November 2003, the Company entered into an OEM agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase DIATRON hematology instruments.  Under the terms of the agreement, the Company is committed to purchase a minimum number of hematology units from DIATRON once the product was qualified for sale.  Qualification occurred in May 2004 and accordingly, the Company has minimum purchase commitments.  As of September 30, 2005, the outstanding commitment for fiscal 2006 through 2009 was $9,000, $2,603,000, $2,602,000 and $2,602,000, respectively.

7.  Income Taxes

The Company’s effective tax rate was 37% for the three and six months ended September 30, 2005, and 40% and 39% for the three and six months ended September 30, 2004, respectively.  The decrease in the effective tax rate was primarily due to an increase in federal and state research and development tax credits and a manufacturing deduction under the American Jobs Creation Act of 2004.

8.  Product Category, Customer and Geographic Information

The Company operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to clinicians with rapid blood constituent measurement requirements.  The following is a summary of revenues from external customers for each group of products and services provided by the Company:

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

Instruments	$5,133,000	$4,168,000	$9,076,000	$8,323,000
Reagent discs and kits	10,606,000	8,833,000	20,050,000	17,289,000
Other	1,071,000	525,000	1,922,000	1,121,000

Product sales, net	16,810,000	13,526,000	31,048,000	26,733,000
Development and licensing revenue	603,000	109,000	638,000	144,000

Total revenues	$17,413,000	$13,635,000	$31,686,000	$26,877,000

The following is a summary of revenues by customer group:

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

Medical Market	$3,347,000	$1,983,000	$5,021,000	$4,223,000
Veterinary Market	12,713,000	11,200,000	24,719,000	21,710,000
Other	1,353,000	452,000	1,946,000	944,000

Total revenues	$17,413,000	$13,635,000	$31,686,000	$26,877,000

The following is a summary of revenues by geographic region based on customer location:

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

United States	$14,951,000	$11,731,000	$27,038,000	$23,243,000
Europe	1,800,000	1,471,000	3,484,000	2,767,000
Asia and Latin America	662,000	433,000	1,164,000	867,000

Total revenues	$17,413,000	$13,635,000	$31,686,000	$26,877,000

Two distributors, Henry Schein, Inc. and DVM Resources, accounted for 16% and 14%, respectively, of total revenues for the three months ended September 30, 2005.  Two distributors, Vedco, Inc. and DVM Resources, accounted for 26% and 14%, respectively, of total revenues for the three months ended September 30, 2004.  Two distributors, DVM Resources and Henry Schein, Inc., accounted for 16% and 15%, respectively, of total revenues for the six months ended September 30, 2005.  Two distributors, Vedco, Inc. and DVM Resources, accounted for 26% and 15%, respectively, of total revenues for the six months ended September 30, 2004.

At September 30, 2005, two distributors accounted for 21% and 11%, respectively, of trade receivables.  At September 30, 2004, two distributors accounted for 36% and 19%, respectively, of trade receivables.

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

Sales for any future periods are not predictable with a significant degree of certainty.  We generally operate with limited order backlog because our products are typically shipped shortly after orders are received.  As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter.  Our expense levels, which are to a large extent fixed, are based in part on our expectations of future revenues.  Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  As a result, any such shortfall would negatively affect our operating results and financial condition.  Our sales may be adversely impacted by pricing pressure from competitors.  Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our VetScan DXS and Piccolo products and to successfully compete with other competitors.  We believe that period to period comparisons of our results of operations are not necessarily meaningful indicators of future results.

Results of Operations

Total Revenues

Revenues by Product and Services

The following is a summary of revenues for each group of products and services provided by the Company for the three and six months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change	Six Months Ended September 30,		Increase/ (Decrease)	% Change

	2005	2004			2005	2004

Instruments	$5,133,000	$4,168,000	$965,000	23%	$9,076,000	$8,323,000	$753,000	9%
Percentage of total revenues	29%	30%			29%	31%
Reagent discs and kits	10,606,000	8,833,000	1,773,000	20%	20,050,000	17,289,000	2,761,000	16%
Percentage of total revenues	61%	65%			63%	64%
Other	1,071,000	525,000	546,000	104%	1,922,000	1,121,000	801,000	71%
Percentage of total revenues	6%	4%			6%	4%

Product sales, net	16,810,000	13,526,000	3,284,000	24%	31,048,000	26,733,000	4,315,000	16%
Development and licensing revenue	603,000	109,000	494,000	453%	638,000	144,000	494,000	343%
Percentage of total revenues	4%	1%			2%	1%

Total revenues	$17,413,000	$13,635,000	$3,778,000	28%	$31,686,000	$26,877,000	$4,809,000	18%

Instruments

In the three months ended September 30, 2005, total revenues from instrument sales increased 23% or $965,000, as compared to the three months ended September 30, 2004.  The net increase in instrument sales was primarily in the medical market due to an increase of Piccolo systems sold to the U.S. Military of 52% or $198,000 and an increase of Piccolo systems sold in the United States market (excluding the U.S. Military) of 307% or $682,000.  The increase in the United States market (excluding the U.S. Military) was due to an increase of Piccolo systems sold to distributors.

In the six months ended September 30, 2005, total revenues from instrument sales increased 9% or $753,000, as compared to the six months ended September 30, 2004.  VetScan systems sales increased 8% or $298,000 and Piccolo systems sales increased 20% or $382,000.  Revenue from VetScan systems sales increased 5% or $129,000 in the United States and increased 17% or $125,000 in Europe.  The increase in the United States market was primarily due to a marketing promotion in the first quarter of fiscal 2006 and an increase in sales personnel in the United States to promote our products.  The increase in the Europe market was primarily due to an increase in sales to distributors.  Piccolo systems sold in the United States market (excluding the U.S. Military) increased 73% or $559,000 due to sales to distributors.  The net increase in Piccolo systems sold was offset by a decrease of Piccolo systems sold to the U.S. Military of 22% or $203,000.

Reagent Discs and Kits

In the three months ended September 30, 2005, total revenues from medical and veterinary reagent discs and veterinary hematology reagent kits increased 20% or $1,773,000, as compared to the three months ended September 30, 2004.  In the six months ended September 30, 2005, total revenues from medical and veterinary reagent discs and veterinary hematology reagent kits increased 16% or $2,761,000, as compared to the six months ended September 30, 2004.  The increases in revenue from reagent discs and kits were primarily due to the expanded installed base of our instruments.

Other

In the three months ended September 30, 2005, total revenues from other products increased 104% or $546,000, as compared to the three months ended September 30, 2004.  In the six months ended September 30, 2005, total revenues from other products increased 71% or $801,000, as compared to the six months ended September 30, 2004.  The increases in other products were primarily due to an increase in revenue from our supply contract with Becton, Dickinson and Company for products using the Orbos® Discrete Lyophilization Process.

Development and Licensing Revenue

In the three and six months ended September 30, 2005, total revenues from development and licensing increased by $494,000, as compared to the three and six months ended September 30, 2004.  The increase in development and licensing revenue was due to an agreement to license a portion of our patent portfolio covering lyophilization technology to Cepheid.

Revenues by Customer Group

The following is a summary of revenues by customer group for the three and six months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		Increase/ (Decrease)	% Change	Six Months Ended September 30,		Increase/ (Decrease)	% Change

	2005	2004			2005	2004

Medical Market	$3,347,000	$1,983,000	$1,364,000	69%	$5,021,000	$4,223,000	$798,000	19%
Percentage of total revenues	19%	15%			16%	16%
Veterinary Market	12,713,000	11,200,000	1,513,000	14%	24,719,000	21,710,000	3,009,000	14%
Percentage of total revenues	73%	82%			78%	81%
Other	1,353,000	452,000	901,000	199%	1,946,000	944,000	1,002,000	106%
Percentage of total revenues	8%	3%			6%	3%

Total revenues	$17,413,000	$13,635,000	$3,778,000	28%	$31,686,000	$26,877,000	$4,809,000	18%

Medical Market

Revenues from the medical market increased 69% or $1,364,000 in the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.  We sold a total of 139 Piccolo systems in the three months ended September 30, 2005, a 132% increase from the 60 Piccolo systems sold in the three months ended September 30, 2004.  Revenues from the sale of our Piccolo systems increased 128% or $924,000 primarily due to an increase of Piccolo systems sold to the U.S. Military of 52% or $198,000 and an increase of Piccolo systems sold in the United States market (excluding the U.S. Military) of 307% or $682,000.  The increase in the United States market (excluding the U.S. Military) was due to an increase of Piccolo systems sold to distributors.

Revenues from reagent discs sold in the medical market increased 34% or $402,000, as we sold 159,000 reagent discs in the three months ended September 30, 2005, as compared to 110,000 reagent discs sold in the three months ended September 30, 2004.  The total increase in revenue from reagent discs was primarily attributed to an increase in sales of 34% or $375,000 in the United States market due to the expanded installed base of our Piccolo systems.

Revenues from the medical market increased 19% or $798,000 in the six months ended September 30, 2005, as compared to the six months ended September 30, 2004.  We sold a total of 195 Piccolo systems in the six months ended September 30, 2005, a 26% increase from the 155 Piccolo systems sold in the six months ended September 30, 2004.  Revenues from the sale of our Piccolo systems increased 20% or $382,000 primarily due to an increase of Piccolo systems sold in the United States market (excluding the U.S. Military) of 73% or $559,000 offset by a decrease of Piccolo systems sold to the U.S. Military of 22% or $203,000.  The increase in the United States market (excluding the U.S. Military) was due to an increase of Piccolo systems sold to distributors.

Revenues from reagent discs sold in the medical market increased 16% or $342,000, as we sold 252,000 reagent discs in the six months ended September 30, 2005, as compared to 199,000 reagent discs sold in the six months ended September 30, 2004.  The increase in revenue from reagent discs was primarily attributed to an increase in sales of 70% or $564,000 in the United States market (excluding the U.S. Military) due to the expanded installed base of our Piccolo systems.  The net increase in reagent discs was offset by a decrease in sales of reagent discs to the U.S. Military of 23% or $279,000.

Veterinary Market

Revenues from the veterinary market increased 14% or $1,513,000 in the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.  We sold a total of 428 VetScan and hematology systems in the three months ended September 30, 2005, a 4% increase from the 413 instruments sold in the three months ended September 30, 2004.  The net increase in revenues from the sale of our VetScan and hematology systems was due to an increase in sales in Asia and Latin America of 146% or $124,000.  In September 2005, our distribution partner in Japan received clearance from the Japanese regulatory agency to import and market our complete line of medical reagent discs, the Piccolo system, as well as all veterinary reagent discs, the VetScan DXS system, with the exception of those products containing the Bile Acid assay.  The net increase in instrument revenue was offset by decreases in sales in the United States of 1% or $33,000 and in Europe of 11% or $50,000.  The effects of the hurricane in the United States in the three months ended September 30, 2005 affected sales in the southeastern areas of the United States.  The slight decrease in sales in Europe was due to the seasonal patterns in the decision making processes to acquire our products.

Revenues from reagent discs and kits sold in the veterinary market increased 18% or $1,371,000 in the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.  We sold 712,000 reagent discs in the three months ended September 30, 2005, as compared to 596,000 reagent discs sold in the three months ended September 30, 2004.  The unit increase of reagent discs was due to a higher consumption rate of users and to the expanded installed base of our instruments.  Also, we sold 2,623 hematology reagent kits in the three months ended September 30, 2005, as compared to 3,873 hematology reagent kits in the three months ended September 30, 2004.  The unit decrease of hematology reagent kits was due to inventory stocking adjustments by distributors.

Revenues from the veterinary market increased 14% or $3,009,000 in the six months ended September 30, 2005, as compared to the six months ended September 30, 2004.   We sold a total of 863 VetScan and hematology systems in the six months ended September 30, 2005, a 10% increase from the 782 instruments sold in the six months ended September 30, 2004.  The net increase in the six months ended September 30, 2005 was due to an increase in sales of VetScan and hematology systems sold to distributors in Europe of 28% or $221,000, primarily during the first quarter of fiscal 2006.

Revenues from reagent discs and kits sold in the veterinary market increased 16% or $2,419,000 in the six months ended September 30, 2005, as compared to the six months ended September 30, 2004.  We sold 1,386,000 reagent discs in the six months ended September 30, 2005, as compared to 1,208,000 reagent discs sold in the six months ended September 30, 2004.  The unit increase of reagent discs was due to a higher consumption rate of users and to the expanded installed base of our instruments.  Also, we sold 6,015 hematology reagent kits in the six months ended September 30, 2005, as compared to 6,847 hematology reagent kits sold in the six months ended September 30, 2004.  The unit decrease of hematology reagent kits was due to inventory stocking adjustments by distributors.

Other

In the three months ended September 30, 2005, total revenues from other products increased 199% or $901,000, as compared to the three months ended September 30, 2004.  The increase in other products was primarily due to an increase in revenue from our supply contract with Becton, Dickinson and Company of $463,000 and an increase in development and licensing revenue of $494,000, primarily from an agreement to license a portion of our patent portfolio covering lyophilization technology to Cepheid.

In the six months ended September 30, 2005, total revenues from other products increased 106% or 1,002,000, as compared to the six months ended September 30, 2004.  The increase in other products was primarily due to an increase in revenue from our supply contract with Becton, Dickinson and Company of $369,000 and an increase in development and licensing revenue of $494,000, primarily from an agreement to license a portion of our patent portfolio covering lyophilization technology to Cepheid.

Revenues by Geographical Location

The following is a summary of revenues by geographic region based on customer location for the three and six months ended September 30, 2005 and 2004:

	Three Months Ended September 30,				Six Months Ended September 30,
			Increase/ (Decrease)	% Change			Increase/ (Decrease)	% Change
	2005	2004			2005	2004

United States	$14,951,000	$11,731,000	$3,220,000	27%	$27,038,000	$23,243,000	$3,795,000	16%
Percentage of total revenues	86%	86%			85%	87%
Europe	1,800,000	1,471,000	329,000	22%	3,484,000	2,767,000	717,000	26%
Percentage of total revenues	10%	11%			11%	10%
Asia and Latin America	662,000	433,000	229,000	53%	1,164,000	867,000	297,000	34%
Percentage of total revenues	4%	3%			4%	3%

Total revenues	$17,413,000	$13,635,000	$3,778,000	28%	$31,686,000	$26,877,000	$4,809,000	18%

United States

Total revenues in the United States increased 27% or $3,220,000 for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.  The net increase was primarily attributed to an increase of veterinary reagent discs sold by 21% or $1,194,000 due to both a higher consumption rate of institutional users and to the expanded installed base of our VetScan systems.  Hematology reagent kits decreased 33% or $239,000 due to inventory stocking adjustments by distributors.  Medical reagent discs sold in the United States market (excluding the U.S. Military) increased 86% or $356,000 due to the expanded installed base of our Piccolo systems.

The net increase in the United States market was also attributed by a net increase in revenue from instrument sales of 24% or $847,000.  Sales of our Piccolo systems to the U.S. Military increased 52% or $198,000 while sales of our Piccolo systems in the United States (excluding the U.S. Military) increased 307% or $682,000.

Total revenues from other products increased 107% or $549,000 for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.  The increase in other products was primarily due to an increase in revenue from our supply contract with Becton, Dickinson and Company of $463,000.

Revenues from development and licensing increased 453% or $494,000, primarily from an agreement to license a portion of our patent portfolio covering lyophilization technology to Cepheid.

Total revenues in the United States increased 16% or $3,795,000 for the six months ended September 30, 2005, as compared to the six months ended September 30, 2004.  The net increase was primarily attributed to an increase of veterinary reagent discs sold of 17% or $1,961,000 due to both a higher consumption rate of institutional users and to the expanded installed base of our instruments.  Hematology reagent kits decreased 13% or $173,000 due to inventory stocking adjustments by distributors.  Medical reagent discs sold in the United States market (excluding the U.S. Military) increased 70% or $564,000 due to the expanded installed base of our Piccolo systems while medical reagent discs sold to the U.S. Military decreased 23% or $279,000.

The net increase in the United States market was also attributed by a net increase in revenue from instrument sales of 6% or $425,000.  The net increase in instrument sales was primarily due to an increase of Piccolo systems sold in the United States market (excluding the U.S. Military) of 73% or $559,000 offset by a decrease of Piccolo systems sold to the U.S. Military of 22% or $203,000.

Total revenues from other products increased 73% or $803,000 for the six months ended September 30, 2005, as compared to the six months ended September 30, 2004.  The increase in other products was due to an increase in revenue from our supply contract with Becton, Dickinson and Company of $369,000, in addition to an increase in revenue from maintenance contracts and shipping and handling costs.

Revenues from development and licensing increased 343% or $494,000, primarily from an agreement to license a portion of our patent portfolio covering lyophilization technology to Cepheid.

Two distributors, Henry Schein, Inc. and DVM Resources accounted for 16% and 14%, respectively, of total revenues for the three months ended September 30, 2005.  Two distributors, Vedco, Inc. and DVM Resources, accounted for 26% and 14%, respectively, of total revenues for the three months ended September 30, 2004.  Two distributors, DVM Resources and Henry Schein, Inc., accounted for 16% and 15%, respectively, of total revenues for the six months ended September 30, 2005.  Two distributors, Vedco, Inc. and DVM Resources accounted for 26% and 15%, respectively, of total revenues for the six months ended September 30, 2004.

Europe

Total revenues in Europe increased 22% or $329,000 for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.  The net increase in revenues was primarily from reagent discs and hematology reagent kits sold of 38% or $340,000 due to the expanded installed base of our instruments in both the medical and veterinary markets.

Total revenues in Europe increased 26% or $717,000 for the six months ended September 30, 2005, as compared to the six months ended September 30, 2004.  Revenues from instrument sales increased 18% or $186,000 due to an increase of VetScan and hematology systems sold of 28% or $221,000.  Revenues from reagent discs and hematology reagent kits sold increased 30% or $526,000 due to the expanded installed base of our instruments in both the medical and veterinary markets.

Asia and Latin America

Total revenues in Asia and Latin America increased 53% or $229,000 for the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.  Revenues from instrument sales increased 152% or $129,000 due to an increase of VetScan and hematology systems sold of 146% or $124,000 resulting from an increase in sales to distributors.   Revenues from reagent discs and hematology reagent kits sold increased 30% or $103,000 due to the expanded installed base of our instruments.  In September 2005, our distribution partner in Japan received clearance from the Japanese regulatory agency to import and market our complete line of medical reagent discs, the Piccolo system, as well as all veterinary reagent discs, the VetScan DXS system, with the exception of those products containing the Bile Acid assay.

Total revenues in Asia and Latin America increased 34% or $297,000 for the six months ended September 30, 2005, as compared to the six months ended September 30, 2004.  Revenues from instrument sales increased 55% or $142,000 due to an increase of VetScan and hematology systems sold of 32% or $81,000 resulting from an increase in sales to distributors during the second quarter of fiscal 2006.  Revenues from reagent discs and hematology reagent kits increased 27% or $162,000 due to the expanded installed base of our instruments.

Cost of Product Sales

	Three Months Ended September 30,		Increase/ (Decrease)	% Change	Six Months Ended September 30,		Increase/ (Decrease)	% Change

	2005	2004			2005	2004

Cost of product sales	$7,321,000	$6,268,000	$1,053,000	17%	$13,767,000	$12,342,000	$1,425,000	12%
Percentage of total revenues	42%	46%			43%	46%

Cost of product sales includes the costs associated with manufacturing, assembly, package, warranty repairs, test and quality assurance for our instruments, reagent discs and hematology reagents and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.  The increase in cost of product sales in absolute dollars during the three and six months ended September 30, 2005, as compared to the three and six months ended September 30, 2004 was due to an increase in the sales volume of instruments and reagent discs.  As a percentage of total revenues, cost of product sales decreased due to the lower unit costs of hematology reagents; the lower unit costs of manufacturing reagent discs from improved manufacturing processes and absorption of fixed costs of our facilities; an increase in revenue during the second quarter of fiscal 2006 from our supply contract with Becton, Dickinson and Company and an increase in development and licensing revenue.

Selling, General and Administrative Expense

	Three Months Ended September 30,		Increase/ (Decrease)	% Change	Six Months Ended September 30,		Increase/ (Decrease)	% Change

	2005	2004			2005	2004

Selling, general and administrative expenses	$5,192,000	$3,955,000	$1,237,000	31%	$9,867,000	$7,596,000	$2,271,000	30%
Percentage of total revenues	30%	29%			31%	28%

Selling, general and administrative expenses consist primarily of salaries and benefits, commissions and related expenses for personnel engaged in marketing, advertising, costs associated with promotional and other marketing expenses, customer service and technical service and general corporate functions, including accounting, human resources and legal.  The increase in selling, general and administrative expenses in absolute dollars during the three and six months ended September 30, 2005 as compared to the three and six months ended September 30, 2004 was due to personnel-related costs resulting from an increase in headcount in various divisions such as sales and marketing, customer service and technical service, to support the growth in both our veterinary and medical markets.

Research and Development Expense

	Three Months Ended September 30,		Increase/ (Decrease)	% Change	Six Months Ended September 30,		Increase/ (Decrease)	% Change

	2005	2004			2005	2004

Research and development expenses	$1,431,000	$1,231,000	$200,000	16%	$3,063,000	$2,468,000	$595,000	24%
Percentage of total revenues	8%	9%			10%	9%

Research and development expenses consist of salaries and benefits, related expenses associated with the development of clinical trials of new test methods and the enhancement of existing products.  The increase in research and development expenses in absolute dollars during the three and six months ended September 30, 2005, as compared to the three and six months September 30, 2004 relates to new product development in both the medical and veterinary markets.

The higher investments in research and development resulted in the completion of Lipids Panel Plus, Basic Metabolic Panel Plus, and Avian/Reptilian Profile Plus, Critical Care Plus and the submission to the FDA of ALT, AST and glucose for CLIA waived status.  Other research and development projects included Equine Profile with Electrolytes, Renal Panel with Magnesium, C-reactive protein method, CK-MB method and preparation of submission for CLIA waived status on ALB, ALP, TBIL, GGT, AMY and TP methods.  We anticipate the dollar amount of research and development expenses to increase in fiscal 2006 from fiscal 2005 but remain consistent as a percentage of total revenues, as we complete new products for both the medical and veterinary markets.  There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful.

Interest and Other Income (Expense), Net

The following table sets forth our interest and other income (expense), net for the three and six months ended September 30, 2005 and 2004:

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change

	2005	2004		2005	2004

Interest and other income	$181,000	$70,000	159%	$247,000	$130,000	90%
Interest and other expense	—	(19,000)	(100)%	(13,000)	(25,000)	(48)%

	$181,000	$51,000	255%	$234,000	$105,000	123%

Interest and Other Income

Interest and other income primarily consists of interest earned on cash, cash equivalents and short-term investments and realized gains on short-term investments.  The increase of 159% or $111,000 in the three months ended September 30, 2005, as compared to the three months ended September 30, 2004 and the increase of 90% or $117,000 in the six months ended September 2005, as compared to the six months ended September 30, 2004 were primarily due to higher average invested balances and realized gains on short-term investments.

Interest and Other Expense

Interest and other expense primarily consists of interest incurred on our capital lease, co-promotion agreement with Abbott Laboratories and currency losses.  The decrease in interest and other expense in the three and six months ended September 30, 2005, as compared to the three and six months ended September 30, 2004, was primarily due to a reduction in our capital lease balance.

Income Tax Provision

	Three Months Ended September 30,		Six Months Ended September 30,

	2005	2004	2005	2004

Income tax provision	$1,352,000	$891,000	$1,924,000	$1,801,000
Effective tax rate	37%	40%	37%	39%

For the three months ended September 30, 2005 and 2004, the effective tax rate was 37% and 40%, respectively.  For the six months ended September 30, 2005 and 2004, the effective tax rate was 37% and 39%, respectively.  The decrease in our effective tax rate was primarily due to an increase in federal and state research and development tax credits and a manufacturing deduction under the American Jobs Creation Act of 2004.

Liquidity and Capital Resources

As of September 30, 2005, we had $27,107,000 in cash, cash equivalents and short-term investments as compared to $22,634,000 at March 31, 2005.

	September 30, 2005	March 31, 2005	Increase/ (Decrease)

Cash and cash equivalents	$10,089,000	$5,776,000	$4,313,000
Short-term investments	17,018,000	16,858,000	160,000

	$27,107,000	$22,634,000	$4,473,000

Cash provided (used) in the six months ended September 30, 2005 and 2004 as follows:

	Six Months Ended September 30,

	2005	2004

Cash provided by operating activities	$5,686,000	$3,230,000
Cash used in investing activities	(1,638,000)	(1,331,000)
Cash provided by financing activities	265,000	766,000

Net increase in cash and cash equivalents	$4,313,000	$2,665,000

Operating Activities – During the six months ended September 30, 2005, we generated $5,686,000 of cash from operating activities compared to $3,230,000 during the six months ended September 30, 2004.  The cash provided was primarily the result of net income of $3,299,000, adjusted for the effects of non-cash expenses including depreciation and amortization of $1,041,000, stock option income tax benefits of $56,000 and a decrease in current net deferred tax assets of $1,632,000.

Our net trade receivable balances were $11,790,000 and $10,509,000 as of September 30, 2005 and March 31, 2005, respectively.  The increase of $1,281,000 in our receivable balance was due to higher sales during the second quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005.  Inventories increased to $8,761,000 as of September 30, 2005 from $8,355,000 as of March 31, 2005, primarily related to purchases due to a higher projected sales volume.  Current net deferred tax assets decreased to $3,045,000 as of September 30, 2005 from $4,677,000 as of March 31, 2005, as a result of the utilization of net operating losses on income during the six months ended September 30, 2005.

Accounts payable decreased to $3,740,000 as of September 30, 2005 from $3,850,000 as of March 31, 2005, primarily related to the timing and payments of services and inventory purchases.  Accrued payroll and related expenses increased to $2,957,000 as of September 30, 2005 from $1,867,000 as of March 31, 2005, as a result of personnel-related costs due to an increase in employee-related benefits and an increase in headcount, primarily in sales and marketing to support the growth in both our veterinary and medical businesses.  Other accrued liabilities increased to $932,000 as of September 30, 2005 from $657,000 as of March 31, 2005, primarily due to marketing promotions to customers and accrued expenses related to professional services.  The non-current portion of deferred revenue decreased to $1,035,000 as of September 30, 2005 from $1,146,000 as of March 31, 2005, as a result of the reduction of incentives in the form of free goods given to customers.

Net cash provided by operating activities for the six months ended September 30, 2004 was $3,230,000.  This was primarily the result of net income of $2,775,000 offset by the effects of non-cash expenses including depreciation and amortization of $890,000, stock option income tax benefits of $422,000, an increase in current net deferred tax assets of $231,000 and a decrease in non-current net deferred tax assets of $1,426,000.  Other changes included a decrease of $209,000 in prepaid expenses, deposits and other assets and increases totaling $1,109,000 in accounts payable, deferred rent, deferred revenue, warranty reserve, income tax payable and other accrued liabilities.  Uses of cash from operating activities included increases in trade receivables of $1,722,000, mainly due to the timing of collections and sales during the period; increases in inventories of $1,132,000 based on our projected sales volume; and decreases in accrued payroll and related expenses of $524,000 related to the timing of payroll-related payments.

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

Investing Activities – Net cash used in investing activities during the six months ended September 30, 2005 and 2004 were $1,638,000 and $1,331,000, respectively.  The cash used during the six months ended September 30, 2005 related to purchases of $13,857,000 in short-term investments consisting of corporate obligations and U.S. Treasury and Agency securities offset by the maturities of various types of short-term investments of $13,787,000.  Cash used in investing activities also included purchases of property and equipment of $1,568,000 and $1,338,000 in the six months ended September 30, 2005 and 2004, respectively, primarily to support both our increased product demand and our goal of more efficient production lines, as well as our new product introduction.

We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.

Financing Activities – Net cash provided by financing activities for the six months ended September 30, 2005 was $265,000, which primarily included net cash proceeds of $275,000 from the exercise of common stock options and warrants.  Net cash provided by financing activities for the six months ended September 30, 2004 was $766,000, which primarily included net cash proceeds of $776,000 from the exercise of common stock options and warrants.

Line of Credit – We have established a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000.  The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.  The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 6.50% at September 30, 2005, and is payable monthly.  Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for our facilities lease at September 30, 2005.  At September 30, 2005, there was no amount outstanding under our line of credit.  The weighted average interest rate on the line of credit during the three months ended September 30, 2005 and 2004 was 6.17% and 4.17%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis.  Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.  We are also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2005 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2006.  In addition, we are required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000.  At September 30, 2005, we were in compliance with these covenants.

Borrowings under the line of credit are collateralized by our net book value of assets of $65.4 million at September 30, 2005 including our intellectual property.

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

We Have Only Recently Become Consistently Profitable; We Must Increase Sales Of Our Piccolo And VetScan DXS Products To Maintain Profitability

          We have not recognized a net loss attributable to common shareholders in the last twelve fiscal quarters ended September 30, 2005.  As of September 30, 2005, we have incurred cumulative net losses of $29.7 million.  Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan DXS products.  Increasing the sales volume of our products will depend upon our ability to:

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

          While we are better able to predict sales of our reagent discs, as we sell these discs primarily for use with blood chemistry analyzers that we sold in prior periods, we generally are unable to predict with much certainty sales of our analyzers, as we typically sell our analyzers to new users.  Accordingly, our sales in any one quarter are not indicative of our sales in any future period.  In addition, we generally operate with limited order backlog, because we ship our products shortly after we receive the orders from our customers.  As a result, our product sales in any quarter are generally dependent on orders that we receive and ship in that quarter.  We base our expense levels, which are to a large extent fixed, in part on our expectations as to future revenues.  We may be unable to reduce our spending in a timely manner to compensate for any unexpected revenue shortfall.  As a result, any such shortfall would immediately materially and adversely impact our operating results and financial condition.  In addition, we have historically experienced a decrease in our sales, especially in Europe, in our second and third quarters ending in September and December of each year, which we believe is due to seasonal patterns in the decision making processes to acquire our products.  Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful.

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

          We believe that our existing capital resources, available line of credit and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through March 31, 2006, although no assurances can be given.  The terms of our line of credit contain a number of covenants concerning financial tests that we must meet that are more fully detailed in the agreements that we have filed with the SEC as exhibits to our periodic reports.

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

          To the extent that our existing resources and anticipated revenue from the sale of our products are insufficient to fund our activities or if we are unable to meet the financial covenants of our line of credit, we may have to raise additional funds from the issuance of public or private securities.  In the event that we cannot maintain compliance with these financial covenants, we may also be subject to increased interest rate expenses.  We may not be able to raise additional funding, or if we are able to, we may not be able to raise funding on acceptable terms.  We may also dilute then-existing shareholders if we raise additional funds by issuing new equity securities.  Alternately, we may have to relinquish rights to certain of our technologies, products and/or sales territories if we are required to obtain funds through arrangements with collaborative partners.  If we are unable to raise needed funds, we may be required to curtail our operations significantly.  This would materially adversely affect our operating results and financial condition.

We Rely On Patents And Other Proprietary Information, The Loss Of Any Of Which Would Negatively Affect Our Business

          As of September 30, 2005, 35 patent applications have been filed on behalf of Abaxis with the United States Patent and Trademark Office, of which 29 have been issued.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the U.S. Patent and Trademark Office, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

          At September 30, 2005, we had forty-four full-time sales personnel involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time.  While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals.  If we are to increase our sales, we will need to train new salespeople and supervise them closely.  We also will continue hiring additional sales personnel.  If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to market our products.

We Need to Successfully Manufacture And Market Additional Reagent Discs For The Human Diagnostic Market If We Are To Compete In That Market

          We have developed a blood analysis system that consists of a portable blood analyzer and single-use reagent discs.  Each reagent disc performs a series of standard blood tests.  We believe that it is necessary to develop additional series of reagent discs with various tests for use with the Piccolo and VetScan systems.  Historically, we primarily developed reagent discs suitable for the veterinary diagnostic market.  Prior to 2003, Abaxis had received 510(k) clearances for nineteen test methods.  Since 2003, we have received additional 510(k) clearances from the U.S. Food and Drug Administration for high density lipoprotein cholesterol (HDL), triglycerides, magnesium, phosphorus and lactate dehydrogenase for the human diagnostic market.  These tests are included in standard tests for which the medical community receives reimbursements from third party payors such as HMOs and Medicare.  We may not be able to successfully manufacture or market these newly developed reagent discs.  Our failure to meet these challenges will materially adversely affect our operating results and financial condition.

We Rely On Distributors To Sell Our Products; We Rely On Sole Distributor Arrangements In A Number Of Countries

          We distribute our products primarily through distributors.  As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products.  We have a number of distributors in the United States who distribute our VetScan products.  Two distributors, Henry Schein, Inc. and DVM Resources accounted for 16% and 14%, respectively, of total revenues for the three months ended September 30, 2005.  Two distributors, Vedco, Inc. and DVM Resources, accounted for 26% and 14%, respectively, of total revenues for the three months ended September 30, 2004.  Two distributors, DVM Resources and Henry Schein, Inc., accounted for 16% and 15%, respectively, of total revenues for the six months ended September 30, 2005.  Two distributors, Vedco, Inc and DVM Resources accounted for 26% and 15%, respectively, of total revenues for the six months ended September 30, 2004.

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

          If one of our distributors were to stop selling our products, we may not be able to replace such lost revenue.  We operate on a purchase order basis with the distributors and the distributors are under no contractual obligation to continue carrying our products.  Further, many of our distributors may carry our competitors’ products, and may promote our competitors’ products over our own products.  Finally, we do not have at this time formalized agreements with distribution partners in the United States who distribute our products for the human medical market.  Internationally, we have a few distributors for our products in both the human and veterinary diagnostic markets, which includes one distributor in Japan who received clearance in September 2005 from the Japanese regulatory agency to import and market our complete line of medical reagent discs, the Piccolo system, as well as all veterinary reagent discs, the Vetscan DXS system, with the exception of those products containing the Bile Acid assay in the respective country.

          We currently have distributors for our products in the following countries:  Australia, Austria, Bahrain, Belgium, Canada, Denmark, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Korea, Kuwait, Mexico, the Netherlands, New Zealand, Norway, Portugal, Russia, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates, the United Kingdom and the United States.  Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our products.  These distributors may not be successful in obtaining proper approvals for our products in their respective countries, and they may not be successful in marketing our products.  We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence.  However, we may not be successful in entering into additional distributor relationships.  Our distributors may terminate their relationship with us at any time.  Historically, we have experienced a high degree of turnover among our international distributors.  This high degree of turnover makes it difficult for us to establish a steady distribution network overseas.  Consequently, we may not be successful in marketing our Piccolo and VetScan DXS products internationally.

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

          Competition in the human and veterinary diagnostic markets is intense.  Our principal competitors in the human diagnostic market are Alfa Wassermann S.P.A., i-STAT Corporation (which was purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.) and Polymedco.  Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation.  Most of our competitors have significantly greater financial and other resources than we do.  In particular, many of our competitors have large sales forces and well-established distribution channels.  Consequently, we must develop our distribution channels and improve our direct sales force in order to compete in these markets.

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

As of September 30, 2005, we have received market clearance from the FDA for our Piccolo system and 25 reagent tests that we have on 12 reagent discs, with the addition of Basic Metabolic Panel Plus and Lipid Panel Plus in the second quarter of fiscal 2006.  We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures.  These new test products are crucial for our success in the human diagnostic market.  If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

•	Need to Comply with Manufacturing Regulations

          The 1976 Medical Device Amendment also requires us to manufacture our Piccolo products in accordance with Good Manufacturing Practices guidelines.  Current Good Manufacturing Practice requirements are set forth in the 21 CFR 820 Quality System Regulation.  These requirements regulate the methods used in, and the facilities and controls used for, the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use.  Our manufacturing facility is subject to periodic inspections.  In addition, various state regulatory agencies may regulate the manufacture of our products.  For example, we have obtained a license from the State of California to manufacture our products.  In April 2001, the State of California Food and Drug Branch granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices.  In May 2001, the State of California Food and Drug Branch granted licensing for our facility in Union City, California.  The most recent inspection was in March 2003 when the U.S. FDA conducted a facility inspection and verified our compliance with the 21 CFR 820 Regulation.  We cannot assure you that we will successfully pass a re-inspection by the FDA or the State of California.  In addition, we cannot assure you that we can comply with all current or future government manufacturing requirements and regulations.  If we are unable to comply with the regulations, or if we do not pass routine inspections, our business and results of operations will be materially adversely affected.

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

          In July 2004, the U.S. Food and Drug Administration (FDA) granted our first waived status under CLIA regulations for our total cholesterol, HDL and triglycerides tests contained on our Lipid Panel reagent disc when used in conjunction with our Piccolo system.  Waived status permits untrained personnel to run the Piccolo system using the Lipid Panel and thus, extending the sites (doctors’ offices and other point-of-care environments) that can use the Piccolo system.  In August 2005, the FDA granted waived status for our glucose and the liver enzymes, ALT and AST test methods.  Hence, our Lipid Panel Plus reagent disc that includes total cholesterol, HDL, triglycerides, glucose, ALT and AST is also CLIA waived.  We cannot assure you that we will successfully receive the waived status from the FDA for other products.  Consequently, for the reagent discs that have not received CLIA waived status, the market for our Piccolo products may be confined to those testing facilities that are certified as “laboratories” and our growth can be limited accordingly.

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

Standards For Compliance With Section 404 Of the Sarbanes-Oxley Act Of 2002 Are Complex, And If We Are Unable To Maintain Effective Internal Control Over Our Financial Reporting, Our Business Could Be Harmed And Our Stock Price Could Decline

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

Our Stock Price Is Highly Volatile And Investing In Our Stock Involves A High Degree Of Risk

          The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future.  During the past two years, our stock price closed at a high of $22.80 on January 26, 2004 and a low of $7.62 on April 22, 2005.  The following factors may affect the market price of our common stock:

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

For our line of credit, which provides for borrowings of up to $2,000,000, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 6.50% at September 30, 2005.  Consequently, an increase in the prime rate would expose us to higher interest expenses.  At September 30, 2005, there was no amount outstanding on our line of credit.

At September 30, 2005, our short-term investments totaled $17,018,000, consisting of corporate obligations and U.S. Treasury and Agency securities of one year or less from the date of purchase.  Our short-term investment objective is to maximize yields without significantly increased risk.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2005, because of the material weakness related to controls around the determination and reporting of the provision for income taxes.

As reported in our annual report on Form 10-K for the fiscal year ended March 31, 2005, we identified a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures.  For additional information relating to the control deficiencies that resulted in the material weakness described above, please see the discussion under “Item 9A. Controls and Procedures — Management Report on Internal Control Over Financial Reporting” contained in our report on Form 10-K for the fiscal year ended March 31, 2005.  As of September 30, 2005, we have not fully remediated the material weakness.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

We are implementing a remediation plan to address the ineffective controls related to the determination and reporting of the tax provision.  We plan to implement improved controls to facilitate a comprehensive and detailed review of our tax accounting and reporting by ensuring that accounting personnel with the adequate experience, skills and knowledge are directly involved in the review and evaluation of tax accounting and reporting.

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

ABAXIS, INC.
(Registrant)

Date: November 9, 2005	BY:	/s/ Clinton H. Severson

Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2005	BY:	/s/ Alberto R. Santa Ines

Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)