Form 10-Q
period 2005-12-31
ABAXIS INC
filed 2006-02-09
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

As of February 6, 2006, there were 20,080,179 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Report on Form 10-Q
For the Quarter Ended December 31, 2005

PART I:  FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Abaxis, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004

Revenues:
Product sales, net	$17,346,000	$12,028,000	$48,394,000	$38,761,000
Development and licensing revenue	98,000	35,000	736,000	179,000

Total revenues	17,444,000	12,063,000	49,130,000	38,940,000

Costs and operating expenses:
Cost of product sales	7,605,000	5,994,000	21,372,000	18,336,000
Selling, general and administrative	5,537,000	3,716,000	15,404,000	11,312,000
Research and development	1,491,000	1,311,000	4,554,000	3,779,000

Total costs and operating expenses	14,633,000	11,021,000	41,330,000	33,427,000

Income from operations	2,811,000	1,042,000	7,800,000	5,513,000
Interest and other income	119,000	94,000	366,000	224,000
Interest and other expense	(7,000)	(4,000)	(20,000)	(29,000)

Income before income taxes	2,923,000	1,132,000	8,146,000	5,708,000
Income tax provision	1,072,000	362,000	2,996,000	2,163,000

Net income	$1,851,000	$770,000	$5,150,000	$3,545,000

Basic net income per share	$0.09	$0.04	$0.26	$0.18

Diluted net income per share	$0.09	$0.04	$0.24	$0.16

Weighted average common shares outstanding - basic	20,027,000	19,745,000	19,948,000	19,656,000

Weighted average common shares outstanding - diluted	21,585,000	21,550,000	21,374,000	21,726,000

See notes to unaudited condensed financial statements.

Abaxis, Inc.
Condensed Balance Sheets
(Unaudited)

	December 31, 2005	March 31, 2005

ASSETS

Current assets:
Cash and cash equivalents	$7,389,000	$5,776,000
Short-term investments	21,193,000	16,858,000
Trade receivables (net of allowances of $532,000 at December 31, 2005 and $482,000 at March 31, 2005)	13,667,000	10,509,000
Inventories	10,020,000	8,355,000
Prepaid expenses	377,000	282,000
Net deferred tax asset – current	2,336,000	4,677,000

Total current assets	54,982,000	46,457,000
Property and equipment, net	9,644,000	8,824,000
Intangible assets, net	544,000	600,000
Deposits and other assets	78,000	96,000
Net deferred tax asset - non-current	15,043,000	15,032,000

Total assets	$80,291,000	$71,009,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$5,486,000	$3,850,000
Accrued payroll and related expenses	2,822,000	1,867,000
Other accrued liabilities	1,078,000	657,000
Warranty reserve	393,000	245,000
Deferred revenue	830,000	907,000
Income tax payable	131,000	171,000
Current portion of capital lease obligations	—	16,000

Total current liabilities	10,740,000	7,713,000

Deferred rent	481,000	462,000
Deferred revenue, less current portion	864,000	1,146,000
Commission obligation, less current portion	16,000	21,000

Total non-current liabilities	1,361,000	1,629,000

Commitments and contingencies (Note 6)
Shareholders’ equity:
Common stock, no par value: authorized shares - 35,000,000; issued and outstanding shares - 20,066,618 at December 31, 2005 and 19,891,607 at March 31, 2005	95,791,000	94,614,000
Accumulated deficit	(27,868,000)	(33,018,000)
Accumulated other comprehensive income	267,000	71,000

Total shareholders’ equity	68,190,000	61,667,000

Total liabilities and shareholders’ equity	$80,291,000	$71,009,000

See notes to unaudited condensed financial statements.

Abaxis, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,

	2005	2004

Operating activities:
Net income	$5,150,000	$3,545,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,586,000	1,376,000
Loss on disposal of property and equipment	7,000	9,000
Stock option income tax benefits	278,000	493,000
Common stock issued for employee benefit plans	43,000	—
Stock-based compensation	(12,000)	—
Changes in assets and liabilities:
Trade receivables	(3,158,000)	(1,385,000)
Inventories	(1,658,000)	(2,043,000)
Prepaid expenses	(95,000)	121,000
Net deferred tax assets – current	2,341,000	(137,000)
Deposits and other assets	18,000	55,000
Net deferred tax assets – non-current	(11,000)	1,644,000
Accounts payable	1,636,000	909,000
Accrued payroll and related expenses	955,000	(1,516,000)
Other accrued liabilities	421,000	318,000
Warranty reserve	148,000	24,000
Income tax payable	(40,000)	6,000
Deferred rent	19,000	47,000
Deferred revenue	(359,000)	1,006,000
Long-term commission obligation	(5,000)	(6,000)

Net cash provided by operating activities	7,264,000	4,466,000

Investing activities:
Purchase of short-term investments	(20,926,000)	—
Proceeds from maturities of short-term investments	16,787,000	—
Purchase of property and equipment	(2,364,000)	(1,891,000)
Proceeds from disposal of property and equipment	—	7,000

Net cash used in investing activities	(6,503,000)	(1,884,000)

Financing activities:
Repayment of capital lease obligations	(16,000)	(17,000)
Exercise of warrants and common stock options	868,000	1,251,000

Net cash provided by financing activities	852,000	1,234,000

Net increase in cash and cash equivalents	1,613,000	3,816,000
Cash and cash equivalents at beginning of period	5,776,000	9,324,000

Cash and cash equivalents at end of period	$7,389,000	$13,140,000

Supplemental cash flow information:
Cash paid for interest	$4,000	$6,000

Cash paid for income taxes, net of refunds	$428,000	$76,000

Non-cash investing and financing activities:
Issuance of common stock for payment of dividends payable	$—	$28,000

Change in unrealized gains on short-term investments	$196,000	$—

See notes to unaudited condensed financial statements.

ABAXIS, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.   Significant Accounting Policies

Basis of Presentation

The condensed unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  These condensed unaudited financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2005.  The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented.  Certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentation.  The results for the period ended December 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2006 or for any future period.

Comprehensive Income - Comprehensive income consists of net income and other comprehensive income, which was comprised of unrealized gains on investments.

For the three and nine months ended December 31, 2005 and 2004, the components of comprehensive income consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004

Net income	$1,851,000	$770,000	$5,150,000	$3,545,000
Other comprehensive income:
Unrealized gains on investments	106,000	—	196,000	—

Comprehensive income	$1,957,000	$770,000	$5,346,000	$3,545,000

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

Had compensation cost been recognized based on the fair value at the date of grant, the Company’s net income and basic and diluted net income per share would have been as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004

Net income:
As reported	$1,851,000	$770,000	$5,150,000	$3,545,000
Less stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(1,354,000)	(769,000)	(2,391,000)	(2,270,000)

Pro forma net income	$497,000	$1,000	$2,759,000	$1,275,000

Basic and diluted net income per share:
As reported – basic	$0.09	$0.04	$0.26	$0.18
Pro forma – basic	$0.02	$0.00	$0.14	$0.06
As reported – diluted	$0.09	$0.04	$0.24	$0.16
Pro forma – diluted	$0.02	$0.00	$0.13	$0.06

The pro forma information presented above for the three and nine months ended December 31, 2005 includes approximately $1,067,000 of stock-based employee compensation related to the accelerated vesting of certain options in December 2005.

The Company’s calculations were made using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred.  The following are the weighted average assumptions:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004

Expected life of option	6 years	6 years	6 years	6 years
Risk-free interest rate	4.26%	3.78%	3.76-4.26%	3.63-4.19%
Dividend yield	0.00%	0.00%	0.00%	0.00%
Volatility	46%	57%	46-53%	57-60%

New Accounting Pronouncements – On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  SFAS 123R will be effective for the Company’s first quarter of fiscal 2007, which starts April 1, 2006, and requires the use of the Modified Prospective Application Method.  Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered.

On December 5, 2005, the Board of Directors approved full acceleration of unvested stock options with an exercise price of $19.12 or greater previously granted under the Abaxis, Inc. 1998 Stock Option Plan held by Company officers and employees.  The primary purpose of the acceleration of vesting was to minimize future compensation expense the Company would otherwise recognize in its financial statements with respect to these accelerated options as a result of SFAS 123R.  The aggregate estimated compensation expense associated with these accelerated options that would have been recognized in its financial statements after adoption of SFAS 123R was approximately $1,067,000.  As a result, options to purchase 144,810 shares of the Company’s common stock, including 126,873 shares held by the Company’s executive officers, became immediately exercisable as of December 5, 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” — an amendment of Accounting Research Bulletin ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges.  SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 is not expected to have a material impact on the Company’s financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” — a replacement of APB Opinion No. 20, “Accounting Changes” and FASB SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle.  Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change.  The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  The statement also requires that correction of errors in previously issued financial statements should be termed a “restatement”.  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial statements.

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004

	(number of shares)		(number of shares)
Weighted average common shares outstanding -
Denominator for basic net income per share	20,027,000	19,745,000	19,948,000	19,656,000
Effect of dilutive securities:
Stock options and warrants	1,558,000	1,805,000	1,426,000	2,070,000

Denominator for diluted net income per share	21,585,000	21,550,000	21,374,000	21,726,000

Diluted net income per share does not include the effect of the following common equivalent shares related to outstanding stock options and warrants, using the treasury stock method, as their effect would be antidilutive for the three and nine months ended December 31, 2005 and 2004:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004

	(number of shares)		(number of shares)
Options to purchase common stock	1,240,000	1,253,000	1,431,000	1,069,000
Warrants to purchase common stock	97,000	229,000	145,000	211,000

	1,337,000	1,482,000	1,576,000	1,280,000

3.  Inventories

Inventories are stated at the lower of cost (first-in, first-out method) or market and consist of the following:

	December 31, 2005	March 31, 2005

Raw materials	$6,108,000	$4,753,000
Work-in-process	2,329,000	1,677,000
Finished goods	1,583,000	1,925,000

	$10,020,000	$8,355,000

4.  Warranty Reserves

The Company provides for the estimated future costs to be incurred under the Company’s standard warranty obligations of one to two years.  Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

The warranty reserve activity is summarized as follows for the three and nine month periods ended December 31, 2005 and 2004:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004

Balance beginning of period	$317,000	$189,000	$245,000	$181,000
Provision for warranty expense	103,000	61,000	263,000	134,000
Warranty costs incurred	(27,000)	(45,000)	(115,000)	(110,000)

Balance end of period	$393,000	$205,000	$393,000	$205,000

5.  Line of Credit

The Company has established a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000.  The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.  The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 7.00% at December 31, 2005, and is payable monthly.  Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for the Company’s facilities lease at December 31, 2005.  At December 31, 2005, there was no amount outstanding under the Company’s line of credit.  The weighted average interest rate on the line of credit during the three months ended December 31, 2005 and 2004 was 6.72% and 4.69%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis.  Included in these financial covenants, among other stipulations, is a requirement that the Company have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.  The Company is also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2005 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2006.  In addition, the Company is required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000.  At December 31, 2005, the Company was in compliance with these covenants.

Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $68.2 million at December 31, 2005 including its intellectual property.

6.  Commitments and Contingencies

In November 2003, the Company entered into an OEM agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase DIATRON hematology instruments.  Under the terms of the agreement, the Company is committed to purchase a minimum number of hematology units from DIATRON once the product was qualified for sale.  Qualification occurred in May 2004 and accordingly, the Company has minimum purchase commitments.  As of December 31, 2005, the outstanding commitment for fiscal 2006 through 2009 was $0, $1,698,000, $2,558,000 and $2,558,000, respectively.

7.  Income Taxes

The Company’s effective tax rate was 37% for the three and nine months ended December 31, 2005, and 32% and 38% for the three and nine months ended December 31, 2004, respectively.  The decrease in the effective tax rate for the three months ended December 31, 2004 as compared to the nine months ended December 31, 2004 was due to a reduction in the projected effective tax rate for the fiscal year ended March 31, 2005.

8.  Product Category, Customer and Geographic Information

The Company operates in one segment and develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to clinicians with rapid blood constituent measurement requirements.  The following is a summary of revenues from external customers for each group of products and services provided by the Company:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004

Instruments	$6,478,000	$4,082,000	$15,554,000	$12,405,000
Reagent discs and kits	9,815,000	7,465,000	29,865,000	24,754,000
Other	1,053,000	481,000	2,975,000	1,602,000

Product sales, net	17,346,000	12,028,000	48,394,000	38,761,000
Development and licensing revenue	98,000	35,000	736,000	179,000

Total revenues	$17,444,000	$12,063,000	$49,130,000	$38,940,000

The following is a summary of revenues by customer group:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004

Medical Market	$2,858,000	$1,877,000	$7,879,000	$6,100,000
Veterinary Market	13,735,000	9,909,000	38,454,000	31,619,000
Other	851,000	277,000	2,797,000	1,221,000

Total revenues	$17,444,000	$12,063,000	$49,130,000	$38,940,000

The following is a summary of revenues by geographic region based on customer location:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004

United States	$14,777,000	$10,062,000	$41,815,000	$33,305,000
Europe	1,750,000	1,424,000	5,234,000	4,191,000
Asia and Latin America	917,000	577,000	2,081,000	1,444,000

Total revenues	$17,444,000	$12,063,000	$49,130,000	$38,940,000

One distributor, Henry Schein, Inc., accounted for 14% of total revenues for the three months ended December 31, 2005.  One distributor, DVM Resources, accounted for 19% of total revenues for the three months ended December 31, 2004.  Two distributors, Henry Schein, Inc. and DVM Resources, accounted for 15% and 14%, respectively, of total revenues for the nine months ended December 31, 2005.  Two distributors, Vedco, Inc. and DVM Resources, accounted for 20% and 16%, respectively, of total revenues for the nine months ended December 31, 2004.

At December 31, 2005, two distributors accounted for 16% and 13%, respectively, of trade receivables.  At December 31, 2004, two distributors accounted for 24% and 13%, respectively, of trade receivables.

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

Through April 2004, we marketed a veterinary hematology analyzer under the name VetScan HMT, which provided a complete blood count including a three-part white blood cell differential in less than 2 minutes and required only 12 µL (microliters) of whole blood.  It provided results for eight selectable species, plus two user configurable programs.  We marketed one type of reagent kit with this analyzer.  We purchased the hematology analyzer and reagent kits from Melet Schloesing Laboratoires of France.  We continue to support and service our current population of VetScan HMT hematology customers.

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

In January 2006, we introduced the VetScan VS2™, the next generation in-clinic veterinary diagnostic chemistry, electrolytes, immunoassay and blood gas instrument.  The VetScan VS2 features a high-resolution, full color, touch screen that provides the flexibility to test multiple species.  The design offers simple menu-driven choices to quickly and easily change instrument settings, select from five different languages, input customized species reference ranges, as well as perform a variety of other tasks.  The VetScan VS2 also offers direct compatibility with a range of peripheral devices such as external keyboard and printers for data entry and output.  We manufacture the VetScan VS2 in our manufacturing facilities in Union City, California.

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

Results of Operations

Total Revenues

Revenues by Product and Services

The following is a summary of revenues for each group of products and services provided by the Company for the three and nine months ended December 31, 2005 and 2004:

	Three Months Ended December 31,				Nine Months Ended December 31,

	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change

Instruments	$6,478,000	$4,082,000	$2,396,000	59%	$15,554,000	$12,405,000	$3,149,000	25%
Percentage of total revenues	37%	34%			32%	32%
Reagent discs and kits	9,815,000	7,465,000	2,350,000	31%	29,865,000	24,754,000	5,111,000	21%
Percentage of total revenues	56%	62%			61%	64%
Other	1,053,000	481,000	572,000	119%	2,975,000	1,602,000	1,373,000	86%
Percentage of total revenues	6%	4%			6%	4%

Product sales, net	17,346,000	12,028,000	5,318,000	44%	48,394,000	38,761,000	9,633,000	25%
Development and licensing revenue	98,000	35,000	63,000	180%	736,000	179,000	557,000	311%
Percentage of total revenues	1%	<1%			1%	<1%

Total revenues	$17,444,000	$12,063,000	$5,381,000	45%	$49,130,000	$38,940,000	$10,190,000	26%

Instruments

In the three months ended December 31, 2005, total revenues from instrument sales increased 59% or $2,396,000, as compared to the three months ended December 31, 2004.  In the United States veterinary market, sales of VetScan and hematology systems increased 59% or $788,000 and 20% or $308,000, respectively, primarily due to a marketing promotion and an increase in sales personnel in the United States to promote our products.  In the medical market, Piccolo systems sold in the United States market (excluding the U.S. Military) increased 294% or $872,000 due to sales to distributors.  In the third quarter of fiscal 2006, we entered into a formal distribution agreement with PSS World Medical, Inc. to sell and market Piccolo systems and the medical reagent discs.

In the nine months ended December 31, 2005, total revenues from instrument sales increased 25% or $3,149,000, as compared to the nine months ended December 31, 2004.  Total VetScan systems sales increased 26% or $1,425,000 with increases in sales of 22% or $917,000 in the United States and 29% or $333,000 in Europe.  The increase in the United States market was primarily due to a marketing promotion in the first and third quarters of fiscal 2006 and an increase in sales personnel in the United States to promote our products.  The increase in the Europe market was primarily due to an increase in sales to distributors.  Net Piccolo systems sales increased 44% or $1,122,000.  Piccolo systems sold in the United States market (excluding the U.S. Military) increased 135% or $1,431,000 due to sales to distributors.  In the third quarter of fiscal 2006, we entered into a formal distribution agreement with PSS World Medical, Inc. to sell and market Piccolo systems and the medical reagent discs.  The net increase in Piccolo systems sold was offset by a decrease of Piccolo systems sold to the U.S. Military of 28% or $313,000, which is due to changes in the activities of the U.S. Military.

Reagent Discs and Kits

In the three months ended December 31, 2005, total revenues from medical and veterinary reagent discs and veterinary hematology reagent kits increased 31% or $2,350,000, as compared to the three months ended December 31, 2004.  In the nine months ended December 31, 2005, total revenues from medical and veterinary reagent discs and veterinary hematology reagent kits increased 21% or $5,111,000, as compared to the nine months ended December 31, 2004.  The net increase in revenue from reagent discs and kits was primarily due to the expanded installed base of our instruments.

Other

In the three months ended December 31, 2005, total revenues from other products increased 119% or $572,000, as compared to the three months ended December 31, 2004.  The increase in other products in the three months ended December 31, 2005 was primarily due to an increase in revenue from maintenance contracts offered to customers from time to time as part of incentives in the form of free goods in connection with the sale of our products.

In the nine months ended December 31, 2005, total revenues from other products increased 86% or $1,373,000, as compared to the nine months ended December 31, 2004.  The increase in other products in the nine months ended December 31, 2005 was due to an increase in revenue from our supply contract with Becton, Dickinson and Company for products using the Orbos® Discrete Lyophilization Process, which is based on seasonal demands.  Also, the increase in revenue was due to maintenance contracts offered to customers from time to time as part of incentives in the form of free goods in connection with the sale of our products.

Development and Licensing Revenue

In the three and nine months ended December 31, 2005, total revenues from development and licensing increased 180% or $63,000 and 311% or $557,000, respectively, as compared to the three and nine months ended December 31, 2004.  The increase in development and licensing revenue in the nine months ended December 31, 2005 was primarily due to an agreement to license a portion of our patent portfolio covering lyophilization technology to Cepheid.

Revenues by Customer Group

The following is a summary of revenues by customer group for the three and nine months ended December 31, 2005 and 2004:

	Three Months Ended December 31,				Nine Months Ended December 31,

	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change

Medical Market	$2,858,000	$1,877,000	$981,000	52%	$7,879,000	$6,100,000	$1,779,000	29%
Percentage of total revenues	16%	16%			16%	16%
Veterinary Market	13,735,000	9,909,000	3,826,000	39%	38,454,000	31,619,000	6,835,000	22%
Percentage of total revenues	79%	82%			78%	81%
Other	851,000	277,000	574,000	207%	2,797,000	1,221,000	1,576,000	129%
Percentage of total revenues	5%	2%			6%	3%

Total revenues	$17,444,000	$12,063,000	$5,381,000	45%	$49,130,000	$38,940,000	$10,190,000	26%

Medical Market

Revenues from the medical market increased 52% or $981,000 in the three months ended December 31, 2005, as compared to the three months ended December 31, 2004.  We sold a total of 105 Piccolo systems in the three months ended December 31, 2005, a 110% increase from the 50 Piccolo systems sold in the three months ended December 31, 2004.  Revenues from Piccolo systems sales increased 121% or $740,000 primarily due to an increase of Piccolo systems sold in the United States market (excluding the U.S. Military) of 294% or $872,000 due to sales to distributors.  In the third quarter of fiscal 2006, we entered into a formal distribution agreement with PSS World Medical, Inc. to sell and market Piccolo systems and the medical reagent discs.

Revenues from reagent discs sold in the medical market increased 16% or $194,000, as we sold 142,000 reagent discs in the three months ended December 31, 2005, as compared to 115,000 reagent discs sold in the three months ended December 31, 2004.  The net increase in revenue from reagent discs was primarily attributed to an increase in sales of 88% or $375,000 in the United States market (excluding the U.S. Military) due to the expanded installed base of our Piccolo systems.  The net increase in reagent discs was offset by a decrease of reagent discs sold to the U.S. Military of 36% or $238,000.

Revenues from the medical market increased 29% or $1,779,000 in the nine months ended December 31, 2005, as compared to the nine months ended December 31, 2004.  We sold a total of 300 Piccolo systems in the nine months ended December 31, 2005, a 46% increase from the 205 Piccolo systems sold in the nine months ended December 31, 2004.  Revenues from Piccolo systems sales increased 44% or $1,122,000 due to an increase of Piccolo systems sold in the United States market (excluding the U.S. Military) of 135% or $1,431,000 offset by a decrease of Piccolo systems sold to the U.S. Military of 28% or $313,000.  The increase in the United States market (excluding the U.S. Military) was due to sales to distributors.  In the third quarter of fiscal 2006, we entered into a formal distribution agreement with PSS World Medical, Inc. to sell and market Piccolo systems and the medical reagent discs.

Revenues from reagent discs sold in the medical market increased 16% or $536,000, as we sold 394,000 reagent discs in the nine months ended December 31, 2005, as compared to 314,000 reagent discs sold in the nine months ended December 31, 2004.  The net increase in revenue from reagent discs was primarily attributed to an increase in sales of 76% or $939,000 in the United States market (excluding the U.S. Military) due to the expanded installed base of our Piccolo systems.  The net increase in reagent discs was offset by a decrease of reagent discs sold to the U.S. Military of 27% or $517,000.

Veterinary Market

Revenues from the veterinary market increased 39% or $3,826,000 in the three months ended December 31, 2005, as compared to the three months ended December 31, 2004.  We sold a total of 671 VetScan and hematology systems in the three months ended December 31, 2005, a 53% increase from the 439 instruments sold in the three months ended December 31, 2004.  Total sales of VetScan and hematology systems in the United States increased 38% or $1,096,000 due to a marketing promotion in the third quarter of fiscal 2006 and an increase in sales personnel in the United States to promote our products.  VetScan and hematology systems sold also increased in Asia and Latin America by 216% or $337,000.  In September 2005, our distribution partner in Japan received clearance from the Japanese regulatory agency to import and market our complete line of medical reagent discs, the Piccolo system, as well as all veterinary reagent discs, the VetScan DXS system, with the exception of those products containing the Bile Acid assay.

Revenues from reagent discs and kits sold in the veterinary market increased 34% or $2,156,000 in the three months ended December 31, 2005, as compared to the three months ended December 31, 2004.  We sold 655,000 reagent discs in the three months ended December 31, 2005, as compared to 477,000 reagent discs sold in the three months ended December 31, 2004.  The unit increase of reagent discs was due to a higher consumption rate of users and to the expanded installed base of our instruments.  Also, we sold 3,379 hematology reagent kits in the three months ended December 31, 2005, as compared to 3,728 hematology reagent kits in the three months ended December 31, 2004.  The unit decrease of hematology reagent kits was due to inventory stocking adjustments by distributors.

Revenues from the veterinary market increased 22% or $6,835,000 in the nine months ended December 31, 2005, as compared to the nine months ended December 31, 2004.  We sold a total of 1,534 VetScan and hematology systems in the nine months ended December 31, 2005, a 26% increase from the 1,221 instruments sold in the nine months ended December 31, 2004.  Sales of VetScan and hematology systems in the United States increased 14% or $1,165,000 due to marketing promotions during the first and third quarters of fiscal 2006 and an increase in sales personnel in the United States to promote our products.  VetScan and hematology systems sold also increased in Asia and Latin America by 101% or $418,000.  In September 2005, our distribution partner in Japan received clearance from the Japanese regulatory agency to import and market our complete line of medical reagent discs, the Piccolo system, as well as all veterinary reagent discs, the VetScan DXS system, with the exception of those products containing the Bile Acid assay.  VetScan and hematology systems sold increased in Europe by 36% or $444,000 due to sales to distributors.

Revenues from reagent discs and kits sold in the veterinary market increased 21% or $4,575,000 in the nine months ended December 31, 2005, as compared to the nine months ended December 31, 2004.  We sold 2,041,000 reagent discs in the nine months ended December 31, 2005, as compared to 1,685,000 reagent discs sold in the nine months ended December 31, 2004.  The unit increase of reagent discs was due to a higher consumption rate of users and to the expanded installed base of our instruments.  Also, we sold 9,394 hematology reagent kits in the nine months ended December 31, 2005, as compared to 10,575 hematology reagent kits sold in the nine months ended December 31, 2004.  The unit decrease of hematology reagent kits was due to inventory stocking adjustments by distributors.

Other

In the three months ended December 31, 2005, total revenues from other products increased 207% or $574,000, as compared to the three months ended December 31, 2004, primarily due to an increase in revenue from maintenance contracts offered to customers from time to time as part of incentives in the form of free goods in connection with the sale of our products.

In the nine months ended December 31, 2005, total revenues from other products increased 129% or 1,576,000, as compared to the nine months ended December 31, 2004.  The increase in other products was attributed to an increase in revenue from our supply contract with Becton, Dickinson and Company of $457,000, which is based on seasonal demands; an increase in development and licensing revenue of $557,000, primarily from an agreement to license a portion of our patent portfolio covering lyophilization technology to Cepheid; and an increase in revenue from maintenance contracts offered to customers from time to time as part of incentives in the form of free goods in connection with the sale of our products.

Revenues by Geographical Location

The following is a summary of revenues by geographic region based on customer location for the three and nine months ended December 31, 2005 and 2004:

	Three Months Ended December 31,				Nine Months Ended December 31,

	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change

United States	$14,777,000	$10,062,000	$4,715,000	47%	$41,815,000	$33,305,000	$8,510,000	26%
Percentage of total revenues	85%	83%			85%	85%
Europe	1,750,000	1,424,000	326,000	23%	5,234,000	4,191,000	1,043,000	25%
Percentage of total revenues	10%	12%			11%	11%
Asia and Latin America	917,000	577,000	340,000	59%	2,081,000	1,444,000	637,000	44%
Percentage of total revenues	5%	5%			4%	4%

Total revenues	$17,444,000	$12,063,000	$5,381,000	45%	$49,130,000	$38,940,000	$10,190,000	26%

United States

Total revenues in the United States increased 47% or $4,715,000 for the three months ended December 31, 2005, as compared to the three months ended December 31, 2004.  Veterinary reagent discs sales increased 49% or $2,165,000 due to both a higher consumption rate of institutional users and to the expanded installed base of our VetScan systems.  Medical reagent discs sales in the United States market (excluding the U.S. Military) increased 88% or $375,000 due to the expanded installed base of our Piccolo systems.  The net increase in medical reagent discs was offset by a decrease in medical reagent discs sold to the U.S. Military of 36% or $238,000.

In the three months ended December 31, 2005, instrument sales in the United States increased 55% or $1,858,000.  Sales of our Piccolo systems in the United States market (excluding the U.S. Military) increased 294% or $872,000 while sales of our Piccolo systems to the U.S. Military decreased 57% or $110,000.  Sales of our VetScan systems increased 59% or $788,000 and sales of our hematology systems increased 20% or $308,000 due to a marketing promotion in the third quarter of fiscal 2006 and an increase in sales personnel in the United States to promote our products.

Total revenues from other products increased 125% or $581,000 for the three months ended December 31, 2005, as compared to the three months ended December 31, 2004 primarily due to an increase in revenue from maintenance contracts offered to customers from time to time as part of incentives in the form of free goods in connection with the sale of our products.

Total revenues in the United States increased 26% or $8,510,000 for the nine months ended December 31, 2005, as compared to the nine months ended December 31, 2004.  Veterinary reagent discs sales increased 26% or $4,126,000 due to both a higher consumption rate of institutional users and to the expanded installed base of our VetScan systems.  Hematology reagent kits decreased 13% or $262,000 due to inventory stocking adjustments by distributors.  Medical reagent discs sales in the United States market (excluding the U.S. Military) increased 76% or $939,000 due to the expanded installed base of our Piccolo systems.  The net increase in medical reagent discs was offset by a decrease of 27% or $517,000 in medical reagent discs sold to the U.S. Military.

In the nine months ended December 31, 2005, instrument sales in the United States increased 22% or $2,283,000.  Sales of our Piccolo systems in the United States market (excluding the U.S. Military) increased 135% or $1,431,000 while sales of our Piccolo systems to the U.S. Military decreased 28% or $313,000.  Sales of our VetScan systems increased 22% or $917,000 and sales of our hematology systems increased 6% or $248,000 due to marketing promotions in the first and third quarters of fiscal 2006 and an increase in sales personnel in the United States to promote our products.

Total revenues from other products increased 88% or $1,384,000 for the nine months ended December 31, 2005, as compared to the nine months ended December 31, 2004.  The increase in other products was primarily attributed to an increase in revenue from our supply contract with Becton, Dickinson and Company of $457,000 which is based on seasonal demands.  Also, the increase in revenue was due to maintenance contracts offered to customers from time to time as part of incentives in the form of free goods in connection with the sale of our products.

Revenues from development and licensing increased 311% or $557,000 for the nine months ended December 31, 2005, as compared to the nine months ended December 31, 2004, primarily from an agreement to license a portion of our patent portfolio covering lyophilization technology to Cepheid.

One distributor, Henry Schein, Inc., accounted for 14% of total revenues for the three months ended December 31, 2005.  One distributor, DVM Resources, accounted for 19% of total revenues for the three months ended December 31, 2004.  Two distributors, Henry Schein, Inc. and DVM Resources, accounted for 15% and 14%, respectively, of total revenues for the nine months ended December 31, 2005.  Two distributors, Vedco, Inc. and DVM Resources, accounted for 20% and 16%, respectively, of total revenues for the nine months ended December 31, 2004.

Europe

Total revenues in Europe increased 23% or $326,000 for the three months ended December 31, 2005, as compared to the three months ended December 31, 2004.  Total revenues from instrument sales increased 44% or $238,000, primarily due to an increase of VetScan systems sold to distributors.

Total revenues in Europe increased 25% or $1,043,000 for the nine months ended December 31, 2005, as compared to the nine months ended December 31, 2004.  Revenues from instrument sales increased 27% or $424,000 primarily due to an increase of VetScan and hematology systems sold to distributors.  Revenues from reagent discs and hematology reagent kits sold increased 24% or $622,000 due to the expanded installed base of our instruments in both the medical and veterinary markets.

Asia and Latin America

Total revenues in Asia and Latin America increased 59% or $340,000 for the three months ended December 31, 2005, as compared to the three months ended December 31, 2004.  Revenues from instrument sales increased 155% or $300,000 primarily due to an increase of VetScan and hematology systems sold to distributors.

Total revenues in Asia and Latin America increased 44% or $637,000 for the nine months ended December 31, 2005, as compared to the nine months ended December 31, 2004.  Revenues from instrument sales increased 98% or $442,000 due to an increase of VetScan and hematology systems sold to distributors.  Revenues from reagent discs and hematology reagent kits sold increased 21% or $203,000 due to sales to distributors.  In September 2005, our distribution partner in Japan received clearance from the Japanese regulatory agency to import and market our complete line of medical reagent discs, the Piccolo system, as well as all veterinary reagent discs, the VetScan DXS system, with the exception of those products containing the Bile Acid assay.

Cost of Product Sales

	Three Months Ended December 31,				Nine Months Ended December 31,

	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change

Cost of product sales	$7,605,000	$5,994,000	$1,611,000	27%	$21,372,000	$18,336,000	$3,036,000	17%
Percentage of total revenues	44%	50%			44%	47%

Cost of product sales includes the costs associated with manufacturing, assembly, package, warranty repairs, test and quality assurance for our instruments, reagent discs and hematology reagents and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.  The increase in cost of product sales in absolute dollars during the three and nine months ended December 31, 2005, as compared to the three and nine months ended December 31, 2004 was due to an increase in the sales volume of instruments and reagent discs.  As a percentage of total revenues, cost of product sales decreased due to the lower unit costs of hematology reagents; the lower unit costs of manufacturing reagent discs from improved manufacturing processes and absorption of fixed costs of our facilities.  As a percentage of total revenues, the decrease in cost of product sales in the nine months ended December 31, 2005 was also attributed by an increase in revenue from our supply contract with Becton, Dickinson and Company and by an increase in development and licensing revenue.

Selling, General and Administrative Expense

	Three Months Ended December 31,				Nine Months Ended December 31,

	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change

Selling, general and administrative expenses	$5,537,000	$3,716,000	$1,821,000	49%	$15,404,000	$11,312,000	$4,092,000	36%
Percentage of total revenues	32%	31%			31%	29%

Selling, general and administrative expenses consist primarily of salaries and benefits, commissions and travel related expenses for personnel engaged in selling, advertising, costs associated with promotional and other marketing expenses, customer service and technical service and general corporate functions, including accounting, human resources and legal.  The increase in selling, general and administrative expenses in absolute dollars during the three and nine months ended December 31, 2005 as compared to the three and nine months ended December 31, 2004 was due to personnel-related costs resulting from an increase in headcount in various divisions such as sales and marketing, customer service and technical service, to support the growth in both our veterinary and medical markets.

Research and Development Expense

	Three Months Ended December 31,				Nine Months Ended December 31,

	2005	2004	Increase/ (Decrease)	% Change	2005	2004	Increase/ (Decrease)	% Change

Research and development expenses	$1,491,000	$1,311,000	$180,000	14%	$4,554,000	$3,779,000	$775,000	21%
Percentage of total revenues	9%	11%			9%	10%

Research and development expenses consist of salaries and benefits, related expenses associated with the development of new tests and test methods, product improvements and enhancement of existing products and clinical trials.  The increase in research and development expenses in absolute dollars during the three and nine months ended December 31, 2005, as compared to the three and nine months December 31, 2004 relates to new product development in both the medical and veterinary markets.  The higher investments in research and development primarily resulted in the completion of the next generation in-clinic veterinary diagnostic chemistry analyzer, the VetScan VS2, that was released in January 2006 and ongoing work on the in-clinic human diagnostic chemistry analyzer, the Piccolo-Xpress.  Other projects included Equine Profile with Electrolytes, Renal Panel with Magnesium, C-reactive protein method, CK-MB method and preparation of submission for CLIA waived status on ALB, ALP, TBIL, GGT, AMY and TP methods.  We anticipate the dollar amount of research and development expenses to increase in fiscal 2006 from fiscal 2005 but remain consistent as a percentage of total revenues, as we complete new products for both the medical and veterinary markets.  There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful.

Interest and Other Income (Expense), Net

The following table sets forth our interest and other income (expense), net for the three and nine months ended December 31, 2005 and 2004:

	Three Months Ended December 31,			Nine Months Ended December 31,

	2005	2004	% Change	2005	2004	% Change

Interest and other income	$119,000	$94,000	27%	$366,000	$224,000	63%
Interest and other expense	(7,000)	(4,000)	75%	(20,000)	(29,000)	(31)%

	$112,000	$90,000	24%	$346,000	$195,000	77%

Interest and Other Income

Interest and other income primarily consists of interest earned on cash, cash equivalents and short-term investments and realized gains on short-term investments.  The increase in interest and other expense in the three and nine months ended December 31, 2005, as compared to the three and nine months ended December 31, 2004, was primarily due to higher average invested balances and realized gains on short-term investments.

Interest and Other Expense

Interest and other expense primarily consists of interest incurred on our capital lease, co-promotion agreement with Abbott Laboratories, currency losses and net loss on disposal of equipment.  The decrease in interest and other expense in the nine months ended December 31, 2005, as compared to the nine months ended December 31, 2004, was primarily due to a decrease on our net loss on disposal of equipment.

Income Tax Provision

	Three Months Ended December 31,		Nine Months Ended December 31,

	2005	2004	2005	2004

Income tax provision	$1,072,000	$362,000	$2,996,000	$2,163,000
Effective tax rate	37%	32%	37%	38%

For the three months ended December 31, 2005 and 2004, the effective tax rate was 37% and 32%, respectively.  For the nine months ended December 31, 2005 and 2004, the effective tax rate was 37% and 38%, respectively.  The decrease in the effective tax rate for the three months ended December 31, 2004 as compared to the nine months ended December 31, 2004 was due to a reduction in the projected effective tax rate for the fiscal year ended March 31, 2005.

Liquidity and Capital Resources

As of December 31, 2005, we had $28,582,000 in cash, cash equivalents and short-term investments as compared to $22,634,000 at March 31, 2005.

	December 31, 2005	March 31, 2005	Increase/ (Decrease)

Cash and cash equivalents	$7,389,000	$5,776,000	$1,613,000
Short-term investments	21,193,000	16,858,000	4,335,000

	$28,582,000	$22,634,000	$5,948,000

Cash provided (used) in the nine months ended December 31, 2005 and 2004 were as follows:

	Nine Months Ended December 31,

	2005	2004

Cash provided by operating activities	$7,264,000	$4,466,000
Cash used in investing activities	(6,503,000)	(1,884,000)
Cash provided by financing activities	852,000	1,234,000

Net increase in cash and cash equivalents	$1,613,000	$3,816,000

Operating Activities – During the nine months ended December 31, 2005, we generated $7,264,000 of cash from operating activities compared to $4,466,000 during the nine months ended December 31, 2004.  The cash provided was primarily the result of net income of $5,150,000, adjusted for the effects of non-cash expenses including depreciation and amortization of $1,586,000, stock option income tax benefits of $278,000 and a decrease in current net deferred tax assets of $2,341,000.

Our net trade receivable balances were $13,667,000 and $10,509,000 as of December 31, 2005 and March 31, 2005, respectively.  The increase of $3,158,000 in our receivable balance was due to higher sales during the third quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005.  Inventories increased to $10,020,000 as of December 31, 2005 from $8,355,000 as of March 31, 2005, primarily related to purchases due to a higher projected sales volume.  Current net deferred tax assets decreased to $2,336,000 as of December 31, 2005 from $4,677,000 as of March 31, 2005, as a result of the utilization of net operating losses on income during the nine months ended December 31, 2005.

Accounts payable increased to $5,486,000 as of December 31, 2005 from $3,850,000 as of March 31, 2005, primarily related to the timing and payments of services and inventory purchases.  Accrued payroll and related expenses increased to $2,822,000 as of December 31, 2005 from $1,867,000 as of March 31, 2005, as a result of personnel-related costs due to an increase in employee-related benefits and an increase in headcount, primarily in sales and marketing to support the growth in both our veterinary and medical businesses.  Other accrued liabilities increased to $1,078,000 as of December 31, 2005 from $657,000 as of March 31, 2005, primarily due to marketing promotions to customers and accrued expenses related to professional services.  The non-current portion of deferred revenue decreased to $864,000 as of December 31, 2005 from $1,146,000 as of March 31, 2005, due to the reduction of incentives in the form of free goods given to customers.

Net cash provided by operating activities for the nine months ended December 31, 2004 was $4,466,000.  This was primarily the result of net income of $3,545,000 offset by the effects of non-cash expenses including depreciation and amortization of $1,376,000, stock option income tax benefits of $493,000, an increase in current net deferred tax assets of $137,000 and a decrease in non-current net deferred tax assets of $1,644,000.  Other changes included a decrease of $176,000 in prepaid expenses, deposits and other assets.  The total increase of $2,310,000 in accounts payable, deferred rent, deferred revenue, warranty reserve, income tax payable and other accrued liabilities mainly related to purchases of inventory in the third quarter of fiscal 2005 and an increase in deferred revenue from marketing promotions to customers.

Uses of cash from operating activities included an increase in trade receivables of $1,385,000, mainly due to several slow-paying customers.  An increase of $2,043,000 in inventories related to purchases in the third quarter of fiscal 2005 due to a higher projected sales volume.  Decreases totaling $1,522,000 in accrued payroll and related expenses and long-term commission obligation were primarily due to a reduction in accrued profit sharing and accrued bonus at December 31, 2004 since the Company did not meet the qualifiers for profit sharing and bonus in the third quarter of fiscal 2005.

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

Investing Activities – Net cash used in investing activities during the nine months ended December 31, 2005 and 2004 were $6,503,000 and $1,884,000, respectively.  The cash used during the nine months ended December 31, 2005 related to purchases of $20,926,000 in short-term investments consisting of corporate obligations and U.S. Treasury and Agency securities offset by the maturities of various types of short-term investments of $16,787,000.  Cash used in investing activities also included purchases of property and equipment of $2,364,000 and $1,891,000 in the nine months ended December 31, 2005 and 2004, respectively, primarily to support both our increased product demand and our goal of more efficient production lines, as well as our new product introduction.

We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.

Financing Activities – Net cash provided by financing activities for the nine months ended December 31, 2005 was $852,000, which primarily included net cash proceeds of $868,000 from the exercise of common stock options and warrants.  Net cash provided by financing activities for the nine months ended December 31, 2004 was $1,234,000, which primarily included net cash proceeds of $1,251,000 from the exercise of common stock options and warrants.

Line of Credit – We have established a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000.  The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.  The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 7.00% at December 31, 2005, and is payable monthly.  Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for our facilities lease at December 31, 2005.  At December 31, 2005, there was no amount outstanding under our line of credit.  The weighted average interest rate on the line of credit during the three months ended December 31, 2005 and 2004 was 6.72% and 4.69%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis.  Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.  We are also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2005 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2006.  In addition, we are required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000.  At December 31, 2005, we were in compliance with these covenants.

Borrowings under the line of credit are collateralized by our net book value of assets of $68.2 million at December 31, 2005 including our intellectual property.

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

New Accounting Pronouncements – On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  SFAS 123R will be effective for the Company’s first quarter of fiscal 2007, which starts April 1, 2006, and requires the use of the Modified Prospective Application Method.  Under this method, SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered.

On December 5, 2005, our Board of Directors approved full acceleration of unvested stock options with an exercise price of $19.12 or greater previously granted under the Abaxis, Inc. 1998 Stock Option Plan held by Company officers and employees.  The primary purpose of the acceleration of vesting was to minimize future compensation expense we would otherwise recognize in our financial statements with respect to these accelerated options as a result of SFAS 123R.  The aggregate estimated compensation expense associated with these accelerated options that would have been recognized in our financial statements after adoption of SFAS 123R was approximately $1,067,000.  As a result, options to purchase 144,810 shares of our common stock, including approximately 126,873 shares held by the Company’s executive officers, became immediately exercisable as of December 5, 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” — an amendment of Accounting Research Bulletin ARB No. 43, Chapter 4, “Inventory Pricing” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) and requires that those items be recognized as current-period charges.  SFAS No. 151 also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.  SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The adoption of SFAS No. 151 is not expected to have a material impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” — a replacement of APB Opinion No. 20, “Accounting Changes” and FASB SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements”.  SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle.  Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change.  The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  The statement also requires that correction of errors in previously issued financial statements should be termed a “restatement”.  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 is not expected to have a material impact on our financial statements.

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

We Have Only Recently Become Consistently Profitable; We Must Increase Sales Of Our Piccolo And VetScan DXS Products To Maintain Profitability

          We have not recognized a net loss attributable to common shareholders in the last twelve fiscal quarters ended December 31, 2005.  As of December 31, 2005, we have incurred cumulative net losses of $27.9 million.  Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan DXS products.  Increasing the sales volume of our products will depend upon our ability to:

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

We Are Not Able To Predict Sales In Future Quarters And A Number Of Factors Affect Our Periodic Results

          We are not able to accurately predict our sales in future quarters.  Our revenue in the veterinary market are derived primarily by selling to distributors who resell our products to the ultimate user.  In December 2004, we terminated our relationship with Vedco, Inc., a warehousing cooperative for member distributors who sold Abaxis products to their respective customers, as part of the realignment of our distribution channel.  During the third and fourth quarters of fiscal 2005, we worked with other U.S. based regional and national distributors, which included American Veterinary Supply Corp., DVM Resources, Henry Schein, Inc., IVESCO, TradeWinds Trading Company and Western Medical Supply, to expand their sales and services to support the customers served by other Vedco distributors.  In the third quarter of fiscal 2005, we negotiated direct distributor agreements with Vedco members Merritt Veterinary Supply and Miller Veterinary Supply.  We continue to enter into additional distributor relationships to expand our distribution base.

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

          We believe that our existing capital resources, available line of credit and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through March 31, 2007, although no assurances can be given.  The terms of our line of credit contain a number of covenants concerning financial tests that we must meet that are more fully detailed in the agreements that we have filed with the SEC as exhibits to our periodic reports.

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

We Rely On Patents And Other Proprietary Information, The Loss Of Any Of Which Would Negatively Affect Our Business

          As of December 31, 2005, 35 patent applications have been filed on behalf of Abaxis with the United States Patent and Trademark Office, of which 29 have been issued.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the U.S. Patent and Trademark Office, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

          At December 31, 2005, we had forty-eight full-time sales personnel involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time.  While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals.  If we are to increase our sales, we will need to train new salespeople and supervise them closely.  We also will continue hiring additional sales personnel.  If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to market our products.

We Need to Successfully Manufacture And Market Additional Reagent Discs For The Human Diagnostic Market If We Are To Compete In That Market

          We have developed a blood analysis system that consists of a portable blood analyzer and single-use reagent discs.  Each reagent disc performs a series of standard blood tests.  We believe that it is necessary to develop additional series of reagent discs with various tests for use with the Piccolo and VetScan systems.  Historically, we primarily developed reagent discs suitable for the veterinary diagnostic market.  However, Abaxis has received 510(k) clearances from the FDA for 25 test methods in the human medical market.  These tests are included in standard tests for which the medical community receives reimbursements from third party payors such as HMOs and Medicare.  We may not be able to successfully manufacture or market these reagent discs.  Our failure to meet these challenges will materially adversely affect our operating results and financial condition.

We Rely On Distributors To Sell Our Products; We Rely On Sole Distributor Arrangements In A Number Of Countries

          We distribute our products primarily through distributors.  As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products.  We have a number of distributors in the United States who distribute our VetScan products.  One distributor, Henry Schein, Inc., accounted for 14% of total revenues for the three months ended December 31, 2005.  One distributor, DVM Resources, accounted for 19% of total revenues for the three months ended December 31, 2004.  Two distributors, Henry Schein, Inc. and DVM Resources, accounted for 15% and 14%, respectively, of total revenues for the nine months ended December 31, 2005.  Two distributors, Vedco, Inc. and DVM Resources, accounted for 20% and 16%, respectively, of total revenues for the nine months ended December 31, 2004.  If one of our distributors were to stop selling our products, we may not be able to replace such lost revenue.  We operate on a purchase order basis with the distributors and the distributors are under no contractual obligation to continue carrying our products.  Further, many of our distributors may carry our competitors’ products, and may promote our competitors’ products over our own products.

          In December 2004, we terminated our relationship with Vedco, Inc., a warehousing cooperative for member distributors who sold Abaxis products to their respective customers, as part of the realignment of our distribution channel.  During the third and fourth quarters of fiscal 2005, we worked with other U.S. based regional and national distributors, which included American Veterinary Supply Corp., DVM Resources, Henry Schein, Inc., IVESCO, TradeWinds Trading Company and Western Medical Supply, to expand their sales and services to support the customers served by other Vedco distributors.  In the third quarter of fiscal 2005, we negotiated direct distributor agreements with Vedco members Merritt Veterinary Supply and Miller Veterinary Supply.  We believe that our future growth depends, in part, on the efforts of these distributors.  However, we plan to continue to enter into additional distributor relationships to expand our distribution base.

          In the medical market, in the third quarter of fiscal 2006, we entered into a formal distribution agreement with PSS World Medical, Inc. to sell and market Piccolo systems and the medical reagent discs.  Internationally, we have a few distributors for our products in both the human and veterinary diagnostic markets, which includes one distributor in Japan who received clearance in September 2005 from the Japanese regulatory agency to import and market our complete line of medical reagent discs, the Piccolo system, as well as all veterinary reagent discs, the Vetscan DXS system, with the exception of those products containing the Bile Acid assay in the respective country.

          We currently have distributors for our products in the following countries:  Australia, Austria, Bahrain, Belgium, Canada, Denmark, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Korea, Kuwait, Macao, Mexico, the Netherlands, New Zealand, Norway, Portugal, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates, the United Kingdom and the United States.  Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our products.  These distributors may not be successful in obtaining proper approvals for our products in their respective countries, and they may not be successful in marketing our products.  We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence.  However, we may not be successful in entering into additional distributor relationships.  Our distributors may terminate their relationship with us at any time.  Historically, we have experienced a high degree of turnover among our international distributors.  This high degree of turnover makes it difficult for us to establish a steady distribution network overseas.  Consequently, we may not be successful in marketing our Piccolo and VetScan DXS products internationally.

We Depend On Sole Suppliers For Several Key Components In Our Products, Many of Whom We Have Not Entered Into Contractual Relationships With

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

          Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration.  The FDA has classified our Piccolo products as “Class I” and “Class II” devices.  These classifications require us to submit to the FDA a pre-market notification form or 510(k).  The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing.  In our 510(k) notification, we must, among other things, establish that the product we plan to market is “substantially equivalent” to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) to a product that the FDA has previously cleared under the 510(k) process.  The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device.  As of December 31, 2005, we have received market clearance from the FDA for our Piccolo system and 25 reagent tests that we have on 12 reagent discs.  We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures.  These new test products are crucial for our success in the human diagnostic market.  If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

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

          The tests included on our Lipid Panel and Lipid Panel Plus reagent discs have been granted waived status under CLIA regulations for our total cholesterol, HDL, triglycerides, ALT and AST tests when used in conjuction with our Piccolo system.  Waived status permits untrained personnel to run the Piccolo system using the Lipid Panel and Lipid Panel Plus; thus, extending the sites (doctors’ offices and other point-of-care environments) that can use the Piccolo system.  We cannot assure you that we will successfully receive the waived status from the FDA for other products.  Consequently, for the reagent discs that have not received CLIA waived status, the market for our Piccolo products may be confined to those testing facilities that are certified as “laboratories” and our growth can be limited accordingly.  However, we are engaged in an active program to test and apply for CLIA waiver for additional analytes.

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

          The adoption of SFAS 123R in the first quarter of fiscal 2007 would have a negative effect on our earnings.  To minimize future compensation expense that we would recognize in our financial statements, on December 5, 2005, the Board of Directors of Abaxis approved full acceleration of unvested stock options with an exercise price of $19.12 or greater previously granted under the Abaxis, Inc. 1998 Stock Option Plan held by Company officers and employees.  The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of the original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in Note 1 to the condensed, unaudited financial statements.

          In October 2005, our 1998 Stock Option Plan was amended and restated as the Abaxis, Inc. 2005 Equity Incentive Plan, which allows the Company to provide as incentives, stock options, stock appreciation rights, stock awards (stock purchase rights and stock bonuses), restricted stock units, performance shares, performance units, other stock-based awards and cash-based awards. The impact of this new plan on our future earnings depends on the type of equity based incentives the Company grants, the vesting conditions and the number of awards granted.

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

Our Shareholders Rights Plan And Our Ability To Issue Preferred Stock May Delay Or Prevent A Change Of Control Of Abaxis

          Our Shareholder Rights Plan, adopted by our Board of Directors on April 22, 2003 may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire control of Abaxis.  The Shareholder Rights Plan could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

For our line of credit, which provides for borrowings of up to $2,000,000, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 7.00% at December 31, 2005.  Consequently, an increase in the prime rate would expose us to higher interest expenses.  At December 31, 2005, there was no amount outstanding on our line of credit.

At December 31, 2005, our short-term investments totaled $21,193,000, consisting of corporate obligations and U.S. Treasury and Agency securities of one year or less from the date of purchase.  Our short-term investment objective is to maximize yields without significantly increased risk.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended.  Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005, because of the material weakness related to controls around the determination and reporting of the provision for income taxes.

As reported in our annual report on Form 10-K for the fiscal year ended March 31, 2005, we identified a material weakness in our internal control over financial reporting which we view as an integral part of our disclosure controls and procedures.  For additional information relating to the control deficiencies that resulted in the material weakness described above, please see the discussion under “Item 9A. Controls and Procedures — Management Report on Internal Control Over Financial Reporting” contained in our report on Form 10-K for the fiscal year ended March 31, 2005.  As of December 31, 2005, we have not fully remediated the material weakness.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2005, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

We have implemented a remediation plan to address the ineffective controls related to the determination and reporting of the tax provision.  We have implemented improved controls to facilitate a comprehensive and detailed review of our tax accounting and reporting by ensuring that accounting personnel with the adequate experience, skills and knowledge are directly involved in the review and evaluation of tax accounting and reporting.

PART II -- OTHER INFORMATION

Item 1.  Legal Proceedings

          We are from time to time involved in various litigation matters in the normal course of business.  We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

          Not applicable.

Item 3.  Defaults Upon Senior Securities

          Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

          At our annual meeting of shareholders held on October 25, 2005, the following matters were considered and voted upon:

(a)	The election of six (6) directors to hold office until the next annual meeting of shareholders. The votes cast and withheld for such nominees were as follows:

	IN FAVOR	WITHHELD

Clinton H. Severson	16,658,812	691,794
Richard J. Bastiani, Ph.D.	16,686,915	663,691
Henk J. Evenhuis	16,681,145	669,461
Brenton G.A. Hanlon	16,686,915	663,691
Prithipal Singh, Ph.D	16,511,004	839,602
Ernest S. Tucker III, M.D.	16,682,215	668,391

(b)

The results of voting on the ratification of the appointment of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2006, were as follows:

IN FAVOR	OPPOSED	ABSTAIN

17,253,235	44,947	52,424

(c)	The results of voting on the amendment and restatement of our 1998 Stock Option Plan as the 2005 Equity Incentive Plan, were as follows:

IN FAVOR	OPPOSED	ABSTAIN

10,095,512	1,973,786	109,315

Item 5.  Other Information

          Not applicable.

Item 6.  Exhibits

Exhibit No.	Description of Document

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.
(Registrant)

Date: February 9, 2006	BY:	/s/ Clinton H. Severson

Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 9, 2006	BY:	/s/ Alberto R. Santa Ines

Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)