Form 10-K
period 2006-03-31
ABAXIS INC
filed 2006-06-14
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

Common Stock, No par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒	No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the voting stock held by non-affiliates of Abaxis, as of September 30, 2005 was $224,828,000 based upon the closing sale price reported for such date on the NASDAQ National Market.  For purposes of this disclosure, shares of common stock held by persons who hold more than 5% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive for any other purpose.

As of June 7, 2006, there were 20,343,187 shares of the Registrant’s common stock outstanding.

Abaxis, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended March 31, 2006

PART I

This report contains forward-looking statements within the meaning of Sections 21E of the Securities Exchange Act of 1934 that reflect Abaxis’ current view with respect to future events and financial performance.  In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” and similar expressions identify forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated.  Such risks and uncertainties include the market acceptance of our products and the continuing development of our products, required United States Food and Drug Administration (FDA) clearance and other government approvals, risks associated with manufacturing and distributing our products on a commercial scale, free of defects, risks related to the introduction of new instruments manufactured by third parties, risks associated with entering the human diagnostic market on a larger scale, risks related to the protection of Abaxis’ intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, risks associated with the ability to attract, train and retain competent sales personnel, general market conditions and competition.

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

Our primary product is a blood analysis system, consisting of a compact, 6.9 kilogram (15 pounds) portable analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 13 tests on veterinary patients and 14 tests on human patients.  The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma samples.  The system provides test results in less than 14 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer.  We market the system for veterinary use under the name VetScan® and in the human medical market under the name Piccolo®.

In January 2006, we introduced the VetScan VS2™, the next generation in-clinic veterinary diagnostic chemistry, electrolytes, immunoassay and blood gas instrument.  The VetScan VS2 features a high-resolution, full color, touch screen and provides the flexibility to test multiple species.  The design offers simple menu-driven choices to quickly and easily change instrument settings, select from five different languages, input customized species reference ranges, as well as perform a variety of other tasks.  The VetScan VS2 also offers direct compatibility with a range of peripheral devices such as an external keyboard for data entry and printers for output.  We manufacture the VetScan VS2 in our manufacturing facilities in Union City, California.

In May 2004, we introduced the VetScan HMII, a veterinary hematology instrument that offers an 18-parameter CBC (complete blood count) analysis, including a three-part white blood cell differential for the diagnostic assessment of patients by the veterinarian in their clinic.  We purchase the hematology instruments from Diatron Messtechnik GmbH of Austria and market the combination of the VetScan and the VetScan HMII under the name VetScan DXS.

Through April 2004, we marketed a veterinary hematology analyzer under the name VetScan® HMT, which provided a complete blood count including a three-part white blood cell differential in less than 2 minutes and required only 12 µL (microliters) of whole blood.  It provided results for eight selectable species, plus two user configurable programs.  We marketed one type of reagent kit with this analyzer.  We purchased the hematology analyzer and reagent kits from Melet Schloesing Laboratoires of France.  We continue to support and service our current population of VetScan HMT hematology customers.

We offer our blood analysis system with a total of 27 diagnostic tests.  Our repertoire of tests consists of the following:

Test Methods

Alanine aminotransferase	ALT
Albumin	ALB
Alkaline phosphatase	ALP
Amylase	AMY
Aspartate aminotransferase	AST
Bile acids	BA
Calcium	CA
Creatine kinase	CK
Chloride	CL-
Creatinine	CRE
Direct bilirubin	DBIL
Gamma glutamyl transferase	GGT
Glucose	GLU
High-density lipoprotein cholesterol	HDL
Lactate dehydrogenase	LD
Magnesium	MG
Phosphorous	PHOS
Potassium	K+
Sodium	NA+
Thyroxine	T4
Total bilirubin	TBIL
Total carbon dioxide	TCO2
Total cholesterol	CHOL
Total protein	TP
Triglycerides	TRIG
Urea nitrogen	BUN
Uric acid	UA

Twenty-one of these tests are marketed for both medical and veterinary markets.  The tests for BA and T4 are currently marketed exclusively in the veterinary market.  The tests for DBIL, HDL, LD and TRIG are marketed exclusively in the medical market.  We market our reagent products by configuring these 27 test methods in panels that are designed to meet a variety of clinical diagnostic needs.  We currently offer 12 multi-test reagent disc products in the medical market and 8 multi-test reagent disc products in the veterinary market.

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

ABAXIS PRODUCTS

Point-of-Care Blood Chemistry Analyzers

We manufacture and market our point-of-care blood chemistry analyzers for veterinary use under the names VetScan® and VetScan VS2™ and in the human medical market under the name Piccolo®.  The blood analysis system is a portable spectrophotometer, which is a device that measures the absorption of light at various wavelengths.  A variable speed motor is used to spin a reagent disc for sample processing.  The chemical reactions in the disc’s cuvettes are measured optically by detecting the light absorbance of the solutions in the cuvettes at pre-determined wavelengths.  The absorbances are converted to clinically relevant units by a measurement microprocessor.  Results are stored by the analyzer’s interface microprocessor, sent to an RS232 port and printed on result cards by an internal thermal printer or transmitted to a patient data management system.  The features of the analyzer include a small required sample size (100 µL) of whole blood, serum or plasma, an intelligent quality control system that includes many self-test functions to ensure quality results, a built-in instrument self calibration, a built-in printer, a quick turn-around time of less than 14 minutes, minimal operational training and ease of information transmission using a computer port on the analyzer.

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

In May 2004, we introduced the VetScan HMII, a veterinary hematology instrument that offers an 18-parameter CBC (complete blood count) analysis, including a three-part white blood cell differential for the diagnostic assessment of patients by the veterinarian in their clinic.  We entered into an original equipment manufacturing (OEM) agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase the DIATRON hematology instruments commencing in the fiscal quarter that the instruments were qualified, which was the first quarter of fiscal 2005.  In the veterinary market, we market the combination of the VetScan and the VetScan HMII under the name VetScan DXS.

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

To perform a panel of tests, the operator collects a blood sample, then transfers the sample into the reagent disc.  The operator places the disc into the analyzer drawer, and enters patient, physician, and operator information.  The analyzer spins the disc to separate cells from plasma, meters and mixes plasma with diluent, distributes diluted plasma to the cuvettes, and monitors chemical reactions.  In less than 14 minutes, results are printed out on a result card, which can be transmitted to a patient data management system for inclusion in the patient’s medical record.  A computer port enables transmission of patient results to external computers for patient data management.

The VetScan system was introduced in the U.S. veterinary market in July 1994 and we introduced the VetScan VS2 in January 2006.  The following is a list of the VetScan reagent discs currently offered:

VetScan Profile	Description of the Test Panels

Avian/Reptilian Profile Plus	ALB, AST, BA, CA, CK, GLOB, GLU, K+, NA+, PHOS, TP, UA.

Comprehensive Diagnostic Profile	ALB, ALP, ALT, AMY, BUN, CA, CRE, GLOB, GLU, K+, NA+, PHOS, TBIL, TP.

Critical Care Plus	ALT, BUN, CL-, CRE, GLU, K+, NA+, tCO2.

Equine Profile Plus	ALB, AST, BUN, CA, CK, CRE, GGT, GLOB, GLU, K+, NA+, tCO2, TBIL, TP.

Large Animal Profile	ALB, ALP, AST, BUN, CA, CK, GGT, GLOB, MG, PHOS, TP.

Mammalian Liver Profile	ALB, ALP, ALT, BA, BUN, CHOL, GGT, TBIL.

Prep Profile II	ALP, ALT, BUN, CRE, GLU, TP.

Thyroxine(T4)-Cholesterol Profile	CHOL, T4.

We introduced our Piccolo system to the human medical market in November 1995 with two reagent discs, Primary Health Panel, a nine-test reagent disc and a General Health Panel, a 12-test reagent disc.  With the 510(k) clearance of the GGT test from the FDA, the Liver Panel Plus disc was introduced in November 1996.  Since then, Abaxis has added new tests and reagent discs to fulfill different physicians’ needs.  The following is a list of the Piccolo reagent discs currently offered:

Piccolo Panels	Description of the Test Panels

Basic Metabolic Panel	BUN, CA, CL-, CRE, GLU, K+, NA+, tCO2.

Basic Metabolic Panel Plus	BUN, CA, CL-, CRE, GLU, K+, LD, MG, NA+, tCO2.

Comprehensive Metabolic	ALB, ALP, ALT, AST, BUN, CA, CL-, CRE, GLU, K+, NA+, TBIL, tCO2, TP.

Electrolyte Panel	CL- ,K+, NA+, tCO2.

General Chemistry 6	ALT, AST, BUN, CRE, GGT, GLU.

General Chemistry 13	ALB, ALP, ALT, AMY, AST, BUN, CA, CRE, GGT, GLU, TBIL, TP, UA.

Hepatic Function Panel	ALB, ALP, ALT, AST, DBIL, TBIL, TP.

Lipid Panel	CHOL, CHOL/HDL RATIO, HDL, LDL, TRIG, VLDL.

Lipid Panel Plus	ALT, AST, CHOL, CHOL/HDL RATIO, GLU, HDL, LDL, TRIG, VLDL.

Liver Panel Plus	ALB, ALP, ALT, AMY, AST, GGT, TBIL, TP.

Metlyte 8	BUN, CK , CL-, CRE, GLU, K+, NA+, tCO2.

Renal Function Panel	ALB, BUN, CA, CL-, CRE, GLU, K+, NA+, PHOS, tCO2.

Orbos Process

The dry reagents used in our reagent discs are produced using a proprietary technology called the Orbos® Discrete Lyophilization Process.  This process allows the production of a precise amount of active chemical ingredient in the form of a soluble bead.  The Orbos process involves flash-freezing a drop of liquid reagent to form a solid bead and then freeze-drying the bead to remove water.  The Orbos beads are stable in dry form and dissolve rapidly in aqueous solutions.  We believe that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired.  We have licensed the technology underlying the Orbos process to GE Healthcare (formerly Amersham Bioscience Corp.), bioMerieux and Cepheid.  Additionally, we have a supply contract with Becton, Dickinson and Company for products using the Orbos process.  Revenues from these arrangements, however, are unpredictable.  We continue to explore potential applications with other companies, although there can be no assurance that we will be able to develop any new applications for the Orbos process.

Future Products

We continue to develop new products that we believe will provide further opportunities for growth in the human medical and veterinary markets.  The VetScan VS2 was released in January 2006 in the veterinary market and we continue our ongoing work on the in-clinic human diagnostic chemistry analyzer, the Piccolo-Xpress, in the human medical market.

During fiscal 2006, we released a second generation Lipid Panel Disc in the human medical market.  The Lipid Panel Disc adds liver function and glucose tests to the lipid panel.  With the Lipid Panel Plus, medical clinicians can diagnose patients for heart disease, metabolic syndrome and liver enzyme monitoring combined in one point-of-care test.  In fiscal 2006, we also received FDA clearance for the lactate dehydrogenase test for a new chemotherapy evaluation panel developed specifically for oncology/hematology clinicians in the human medical market.  With the release of the Basic Metabolic Panel Plus, oncologists have the information needed to make immediate decisions for their patients.  Development of tests for other disc products will be targeted at specific applications based on fulfilling clinical needs.

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

We believe that our current Piccolo system menu of 25 reagent test results is suitable for a wide variety of the human medical market segments.  These market segments include military installations (ships, field hospitals and mobile care units), physicians office practices across all specialties, urgent care and walk-in clinics (free-standing or hospital-connected), home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, hospital labs and draw stations.

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

Medical Market

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

Distribution alternatives in the human medical market can contribute to identifying potential customers and introducing the product, but often need the support of our personnel in completing the sale.  Product distributors are generally of two types:  (i) large companies that primarily serve hospitals, clinics and large health maintenance organizations (HMOs) nationwide using multiple warehouses and extensive transportation systems, and (ii) smaller companies that provide the daily supplies needed by office-based physicians.  However, several large distributors have acquired local and regional companies to service the office-based physicians market segment as well.  In the human medical market, national firms sell thousands of products, including furniture, capital equipment, surgical instruments and a myriad of consumables.  The smaller companies generally direct their product offerings to those items a physician uses daily in caring for primarily ambulatory patients.  These firms also may sell lower priced equipment such as diagnostic instruments, which are used in conjunction with consumable reagents.  In the third quarter of fiscal 2006, we entered into a formal distribution agreement with PSS World Medical, Inc. to sell and market our Piccolo systems and the medical reagent discs.  We are currently exploring distribution alternatives and intend to enter into arrangements as well as pursue direct medical sales where appropriate.

Veterinary Market

Veterinarians are served typically by local distributors, some with national affiliations.  We work with various independent distributors to sell our instruments and consumable products.  In the United States, we have both regional and national based distributors, which includes, among others, American Veterinary Supply Corp., DVM Resources, IVESCO, Merritt Veterinary Supply, Miller Veterinary Supply, Nelson Laboratories, TW Medical Veterinary Supply and Western Medical Supply.  In addition to selling through distributors, we directly supply our VetScan products to Veterinary Centers of America (VCA), the nation’s largest veterinary hospital chain.

While we continue to enter into arrangements with other veterinary distributors, we have also terminated our distribution relationships with the veterinary division of Henry Schein in May 2006 and Vedco, Inc. in December 2004.  From April 2004 through May 2006, we had a distribution partnership with the veterinary division of Henry Schein, Inc.  In May 2006, both Abaxis and Henry Schein determined that it was in the best interest of both companies to discontinue the distribution agreement due to Henry Schein’s acquisition of a regional distributor of a competing company in the veterinary market.  To support those customers who were previously supplied products by Henry Schein, we plan to have our current distributors supply and service these sites, or depending on the customer’s needs and geographical location, we will support and service these customers on a direct basis as well.

We also sell our veterinary products to distributors located in Canada.  While our veterinary reagents are sold to various distributors in Canada such as CDMV, Midwest Veterinary Distribution Cooperative LTD, Veterinary Purchasing Company Limited and Western Drug Distribution Center LTD, we currently sell our VetScan systems to one distributor in Canada, Vet Novations.

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

We currently have distributors for our products in the following countries:  Australia, Austria, Bahrain, Belgium, Denmark, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Korea, Kuwait, Macao, the Netherlands, New Zealand, Norway, Portugal, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates and the United Kingdom.  Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our products.  These distributors may not be successful in obtaining proper approvals for our products in their respective countries, and they may not be successful in marketing our products.  We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence.

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

Historically, hospitals and commercial laboratories perform most of the human medical testing, and veterinary specialized commercial laboratories perform most veterinary medical testing.  We have identified five principal factors that customers typically use to evaluate our products and those of our competitors.  These factors are as follows:  (i) range of tests offered; (ii) the immediacy of results; (iii) cost effectiveness; (iv) ease of use and (v) reliability of results.  We believe that we compete effectively on each of these factors except for the range of tests offered.  Clinical laboratories are effective at processing both a wide range and high volumes of discrete tests using skilled technicians and complex equipment.  While our current offering of reagent discs cannot provide the same broad range of tests, we believe that in our targeted market segments, our products provide a sufficient breadth of test menus to compete successfully with clinical laboratories given the advantages of our products with respect to the other four factors.

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

Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration (FDA).  To produce and commercially ship Piccolo products, we must have a license to manufacture medical products in the State of California, where we conduct our principal manufacturing activities, and be registered by the FDA as a medical device manufacturer.  Current Good Manufacturing Practice requirements are set forth in the 21 CFR 820 Quality System Regulation.  These requirements regulate the methods used in, and the facilities and controls used for the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use.  Our manufacturing facility is subject to periodic inspections.  Although we have obtained a license from the State of California to manufacture our products, various state regulatory agencies may regulate the manufacture of our products.  To date, we have complied with the following:

•	In April 2001, the State of California Food and Drug Branch granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices.

•	In May 2001, the State of California Food and Drug Branch granted licensing for our manufacturing facility in Union City, California.

•	In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards.

•	In December 2003, we received ISO 13485 Quality System certification as required by the 2003 European In Vitro Device Directive. This certified our quality system specifically to medical devices.

•	In both September 2005 and March 2003, the U.S. FDA conducted a facility inspection and verified our compliance with the 21 CFR 820 Regulation.

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

In addition to the development of standardized manufacturing processes and quality control programs for the entire manufacturing process, our manufacturing activities are concentrated in the following three primary areas:

•

Point-of-Care Blood Chemistry Analyzer:  The analyzer used in the Piccolo and VetScan systems employs a variety of components designed or specified by Abaxis, including a variable speed motor, microprocessors, a liquid crystal display, a result card printer, a spectrophotometer and other electronic components.  These components are manufactured by several third party vendors that have been qualified and approved by Abaxis and then assembled by contract manufacturers for Abaxis.  The components are assembled at the Abaxis facility into the finished product and completely tested to ensure that the finished product meets product specifications.  The analyzer uses technologically advanced components, many of which are available only from single source vendors.  Currently, the technologically advanced components are purchased from the following single source vendors, Electro-Alliance, Inc., PerkinElmer, Inc., and UDT Sensors.  We do not have supply agreements with any of these companies and they are not contractually obligated to continue supplying us with components in the quantities or at the prices that such companies have done historically.

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

MATERIAL RELATIONSHIPS WITH SUPPLIERS AND OTHER THIRD PARTIES

Diatron Messtechnik GmbH

In our November 2003 manufacturing and supply agreement with Diatron Messtechnik GmbH, we acquired the exclusive right to distribute Diatron’s veterinary hematology analyzers in Australia, Canada, Japan, New Zealand and the United States.  The agreement has a five year term, but is also subject to certain minimum purchase quantities during the first five years of the contract term.

DVM Resources

DVM Resources, one of our distributors of veterinary products in the United States, accounted for 13% and 17% of our total revenue in fiscal 2006 and 2005, respectively.  DVM Resources may at any time cease to purchase our products without any penalty.

Henry Schein

In our April 2004 agreement with the veterinary division of Henry Schein, we entered into a distribution arrangement with Henry Schein to distribute our veterinary products in the United States.  Total veterinary and medical sales from Henry Schein accounted for 17% and 6% of our total revenue in fiscal 2006 and 2005, respectively.  In May 2006, our distributor relationship with the veterinary division of Henry Schein was discontinued due to Henry Schein’s acquisition of a regional distributor of a competing company in the veterinary market.  To support those customers who were previously supplied products by Henry Schein, we plan to have our current distributors supply and service these sites, or depending on the customer’s needs and geographical location, we will support and service these customers on a direct basis as well.

GOVERNMENT REGULATION

Piccolo System

Food and Drug Administration Clearance

Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration (FDA).  The FDA has classified our Piccolo products as “Class I” and “Class II” devices.  These classifications require us to submit to the FDA a pre-market notification form or 510(k).  The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing.    In our 510(k) notification, we must, among other things, establish that the product we plan to market is “substantially equivalent” to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) to a product that the FDA has previously cleared under the 510(k) process.

The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device.  As of March 31, 2006, we have received market clearance from the FDA for our Piccolo system and 25 reagent tests that we have on 12 reagent discs.  We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures.  These new test products are crucial for our success in the human medical market.  If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

Clinical Laboratory Improvements Act Regulations

Our Piccolo products are affected by the Clinical Laboratory Improvement Amendments (CLIA) of 1988.  The Clinical Laboratory Improvement Amendments are intended to insure the quality and reliability of all medical testing in the United States regardless of where tests are performed.  The current Clinical Laboratory Improvement Amendments (CLIA) divide laboratory tests into three categories:  “simple,” “moderately complex” and “highly complex.”  Tests performed using the Piccolo system are in the “moderately complex” category.  This category requires that any location in which testing is performed be certified as a laboratory.  Hence, we can only sell our Piccolo products to customers who meet the standards of a laboratory.  To receive “laboratory” certification, a testing facility must be certified by the Centers for Medicare and Medicaid Services (CMS).  After the testing facility receives a “laboratory” certification, it must then meet the Clinical Laboratory Improvement Amendments (CLIA) regulations.  Because we can only sell our Piccolo products to testing facilities that are certified “laboratories,” the market for our products is correspondingly constrained.

The tests included on our Lipid Panel and Lipid Panel Plus reagent discs have been granted waived status under CLIA regulations for our total cholesterol, HDL, triglycerides, glucose, ALT and AST tests when used in conjunction with our Piccolo system.  Waived status permits untrained personnel to run the Piccolo system using the Lipid Panel and Lipid Panel Plus; thus, extending the sites (doctors’ offices and other point-of-care environments) that can use the Piccolo system.

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

Other Regulations

We are subject to a variety of federal, state, local and international regulations regarding the manufacture and sale of our products.  We have received the following certifications:

•

In December 2003, we received certification from the British Standards Institute to the ISO 13485:1996 quality system standard for medical devices.  This quality system certification, along with successful completion of product testing to 2003 European standards and the translation of Piccolo product documentation into the required languages, enabled us to meet the compliance requirements of the CE Mark and the 2003 European In Vitro Device Directive.

•	In September 2005, we received the Canadian Medical Device Conformity Assessment System (CMDCAS) stamp on our ISO 13485 certificate to signify compliance with Health Canada regulations.

•	In March 2006, we received our certification to the 2003 version of the ISO 13485 quality system standard for medical devices.

As we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets.  We cannot predict what impact, if any, such current or future regulatory changes would have on our business.

VetScan DXS

The government regulations discussed above generally do not apply to our VetScan DXS products in the United States.  Internationally, among the countries where we currently have established distribution arrangements, to our knowledge, Japan is the only market where VetScan DXS products are subject to government approvals.  In Japan, the Ministry of Agriculture, Forestry and Fishery regulates veterinary diagnostic devices, and thus the VetScan DXS system must be approved by such Ministry prior to being marketed in Japan.  In September 2005, our distribution partner in Japan received clearance from the Japanese regulatory agency to import and market our complete line of medical reagent discs, the Piccolo system, as well as all veterinary reagent discs, the VetScan DXS system, with the exception of those products containing the Bile Acid assay.

In order to maintain high quality standards for all products, we are using the same manufacturing facilities to manufacture all point-of-care blood chemistry analyzers whether they be for the Piccolo or VetScan system products and therefore is following the same manufacturing processes and procedures where practical.

INTELLECTUAL PROPERTY

We have pursued the development of a patent portfolio to protect our technology.  As of March 31, 2006, 35 patent applications have been filed on behalf of Abaxis with the United States Patent and Trademark Office, of which the following 29 have been issued:

Patent No.	Description	Issue Date	Expiration Date

5,061,381	Apparatus and Method for Separating Cells from Biological Fluids	October 29, 1991	June 4, 2010

5,122,284	Apparatus and Method for Optically Analyzing Biological Fluids	June 16, 1992	June 4, 2010

5,173,193	Centrifugal Rotor Having Flow Partition	December 22, 1992	April 1, 2011

5,186,844	Apparatus and Method for Continuous Centrifugal Blood Cell Separation	February 16, 1993	Expired

5,242,606	Sample Metering Port for Analytical Rotor Having Overflow Chamber	September 7, 1993	September 7, 2010

5,275,016	Cryogenic Apparatus	January 4, 1994	April 24, 2012

5,304,348	Reagent Container for Analytical Rotor	April 19, 1994	February 11, 2012

5,384,247	Determination of Sodium Ions in Fluids	January 24, 1995	January 24, 2012

5,403,415	Method and Device for Ultrasonic Welding	April 4, 1995	November 17, 2013

5,409,665	Simultaneous Cuvette Filling with Means to Isolate Cuvettes	April 25, 1995	September 1, 2013

5,409,814	Determination of Ions in Fluids	April 25, 1995	April 25, 2012

5,413,732	Reagent Compositions for Analytical Testing	May 9, 1995	May 9, 2012

5,457,053	Reagent Container for Analytical Rotor	October 10, 1995	October 10, 2012

5,472,603	Analytical Rotor with Dye Mixing Chamber	December 5, 1995	December 5, 2012

5,478,750	Methods for Photometric Analysis	December 26, 1995	March 31, 2013

5,501,958	Determination of Potassium Ions in Fluids	March 26, 1996	March 26, 2013

5,518,930	Simultaneous Cuvette Filling with Means to Isolate Cuvettes	May 21, 1996	September 1, 2013

5,590,052	Error Checking in Blood Analyzer	December 31, 1996	April 14, 2014

5,591,643	Simplified Inlet Channels	January 7, 1997	January 7, 2014

5,599,411	Method and Device for Ultrasonic Welding	February 4, 1997	November 17, 2013

5,624,597	Reagent Compositions for Analytical Testing	April 29, 1997	April 29, 2014

5,693,233	Methods of Transporting Fluids Within An Analytical Rotor	December 2, 1997	April 2, 2012

5,776,563	Dried Chemical Compositions	July 7, 1998	July 7, 2015

5,998,031	Dried Chemical Compositions	December 7, 1999	August 19, 2011

6,068,971	Process for Determination of Ions in Fluids by Masking of Interfering Ions	May 30, 2000	May 30, 2017

6,235,531	Modified Siphons for Improved Metering Precision	May 22, 2001	September 1, 2013

6,251,684	Dried Chemical Compositions	June 26, 2001	August 18, 2011

6,752,961	Modified Siphons for Improved Metering Precision	June 22, 2004	September 1, 2013

6,818,415	Sodium Activation of Amylase	November 16, 2004	June 22, 2021

Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business.  We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain competitive position.  Fourteen international applications have been filed on behalf of Abaxis under the Patent Cooperation Treaty (PCT) and we are selectively filing patent applications in countries where we anticipate to market our products.  Under the fourteen PCT applications, 73 national foreign applications were filed on behalf of Abaxis in various countries and 62 of them have been granted.  Of these 62, twenty-eight have been abandoned and one was opposed by bioMerieux, which was settled during fiscal 2006, granting bioMerieux a license under certain of our patents.

EMPLOYEES

As of March 31, 2006, we had 217 full-time employees distributed across the following divisions:

•	25 in research and development;

•	96 in manufacturing operations;

•	84 in sales and marketing (including customer support); and

•	12 in general and administrative.

We also use temporary help to assist in carrying out certain operational duties.  As of March 31, 2006, we had 21 temporary employees with most of them assisting in manufacturing operations.  None of our employees are covered by collective bargaining agreements and management considers its relations with employees to be good.

Item 1A.  Risk Factors

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

We Have Only Recently Become Consistently Profitable; We Must Increase Sales Of Our Piccolo And VetScan DXS Products To Maintain Profitability

          We have not recognized a net loss attributable to common shareholders in the last twelve fiscal quarters ended March 31, 2006.  However, as of March 31, 2006, we have cumulative net losses of $25.5 million.  Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan DXS products.  Increasing the sales volume of our products will depend upon our ability to:

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

We Are Not Able To Predict Sales In Future Quarters And A Number Of Factors Affect Our Periodic Results

          We are not able to accurately predict our sales in future quarters.  Our revenue in the veterinary market are derived primarily by selling to distributors who resell our products to the ultimate user.  While we are better able to predict sales of our reagent discs, as we sell these discs primarily for use with blood chemistry analyzers that we sold in prior periods, we generally are unable to predict with much certainty sales of our blood chemistry analyzers, as we typically sell our blood chemistry analyzers to new users.  Accordingly, our sales in any one quarter are not indicative of our sales in any future period.

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

          Historically, we have experienced a decrease in our sales, especially in Europe, in our second and third quarters ending in September and December of each year, which we believe is due to seasonal patterns in the decision making processes to acquire our products.  Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful.

          Our periodic operating results have varied in the past.  In the future, we anticipate our periodic operating results to vary significantly depending on, but not limited to, a number of factors, including, in addition to those factors discussed elsewhere in this section:

•	new product announcements made by us or our competitors;

•	changes in our pricing structures or the pricing structures of our competitors;

•	our ability to develop, introduce and market new products on a timely basis;

•	our manufacturing capacities and our ability to increase the scale of these capacities;

•	the mix of product sales between our blood chemistry analyzer and our reagent disc products;

•	the amount we spend on research and development; and

•	changes in our strategy.

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

          Historically we have marketed our VetScan DXS system through both direct sales and distribution channels to veterinarians.  Although we believe that in our targeted markets, our reagent disc products provide a sufficient breadth of test menus, we continue to develop new animal blood tests and we cannot be assured that the tests will be accepted by the veterinary market.

          In the human medical market, we have relatively limited experience in large scale sales of our Piccolo analyzer.   Although we believe that our blood analyzers offer consumers many advantages, including according to our analyses substantial cost savings, in terms of the actual product and implementation of it procedurally, these advantages involve changes to current standard practices, such as using large clinical laboratories, that will require changes in both the procedures and mindset of care providers.  The human medical market in particular is highly regulated, structured, difficult to penetrate and often slow to adopt new product offerings.  If we are unable to convince large numbers of medical clinics, hospitals and other point-of-care environments of the benefits of our products, we will suffer lost sales and could fail to achieve anticipated revenue.

We Are Dependent Upon Our Profitability, And If We Cannot Remain Profitable We May Need Additional Funding In The Future And These Funds May Not Be Available To Us

          We believe that our existing capital resources, available line of credit and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through March 31, 2007, although no assurances can be given.  The terms of our line of credit contain a number of covenants concerning financial tests that we must meet, and these tests are more fully explained herein under the subheading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We Rely On Patents And Other Proprietary Information, The Loss Of Any Would Negatively Affect Our Business

          As of March 31, 2006, 35 patent applications have been filed on behalf of Abaxis with the United States Patent and Trademark Office, of which 29 have been issued.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the United States Patent and Trademark Office, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

We Continue to Develop Our Marketing And Distribution Experience In the Human Diagnostic Market

           Although we have gained experience marketing our VetScan DXS system products in the veterinary diagnostic market, we have limited sales, marketing and distribution experience with our Piccolo systems in the human diagnostic market.  Accordingly, we cannot assure you that:

•	we will be able to establish and maintain effective distribution arrangements in the human diagnostic market;

•	any distribution arrangements that we are able to establish will be successful in marketing our products; or

•	the costs associated with marketing and distributing our products will not be excessive.

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

          At March 31, 2006, we had fifty-two full-time sales personnel involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time.  While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals.  If we are to increase our sales, we will need to train new salespeople and supervise them closely.  We also will continue hiring additional sales personnel.  If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of resources to market our products.

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

We Rely On Distributors To Sell Our Products; We Rely On Sole Distributor Arrangements In A Number Of Countries

          We sell our products primarily through distributors.  As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products.  We operate on a purchase order basis with the distributors and the distributors are under no contractual obligation to continue carrying our products.  Further, many of our distributors may carry our competitors’ products, and may promote our competitors’ products over our own products.  Two distributors, Henry Schein and DVM Resources accounted for 17% and 13%, respectively, of total revenues for fiscal 2006.  Two distributors, DVM Resources and Vedco, Inc., accounted for 17% and 14% of total revenues for fiscal 2005.

          We have a number of distributors in the United States who distribute our VetScan products.   While we continue to enter into arrangements with veterinary distributors, we have also terminated our distribution relationships with the veterinary division of Henry Schein in May 2006 and Vedco, Inc. in December 2004.  While we have in the past, and expect to in the future, support those customers who were previously supplied products by Henry Schein and Vedco, Inc. through our current distributor base and direct service, the loss of these or other distributors may negatively affect our future revenues.  Accordingly, if one or more of our distributors were to stop selling our products in the future, we may not be able to replace such lost revenue or experience a delay in our sales revenue.

          In the United States medical market, we entered into a formal distribution agreement with PSS World Medical, Inc. in the third quarter of fiscal 2006, to sell and market Piccolo systems and the medical reagent discs.  Internationally, we have a few distributors for our products in both the human and veterinary diagnostic markets, which includes one distributor in Japan who received clearance in September 2005 from the Japanese regulatory agency to import and market our complete line of medical reagent discs, the Piccolo system, as well as all veterinary reagent discs and the Vetscan DXS system, with the exception of those products containing the Bile Acid assay in the respective country.

          We currently have distributors for our products in the following countries:  Australia, Austria, Bahrain, Belgium, Canada, Denmark, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Korea, Kuwait, Macao, Mexico, the Netherlands, New Zealand, Norway, Portugal, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates, the United Kingdom and the United States.  Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our products.  These distributors may not be successful in obtaining proper approvals for our products in their respective countries, and they may not be successful in marketing our products.  We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence.  However, we may not be successful in entering into additional distributor relationships.  Our distributors may terminate their relationship with us at any time.  Historically, we have experienced a turnover among our international distributors.  This high degree of turnover makes it difficult for us to establish a steady distribution network overseas.  Consequently, we may not be successful in marketing our Piccolo and VetScan DXS products internationally.

We Depend On Sole Suppliers For Several Key Components In Our Products, Many of Whom We Have Not Entered Into Contractual Relationships With

           We use several key components that are currently available from limited or sole sources as discussed below:

•

Reagent Discs:  Two injection molding manufacturers, C. Brewer & Co. and Nypro Oregon, Inc., currently make the molded plastic discs which, when loaded with reagents and welded together, form our reagent disc products.  We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require.  To date, we have only qualified these two manufacturers, with Nypro Oregon, Inc. being qualified at two separate facilities, to manufacture the molded plastic discs.

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

•

Blood Analyzer Components:  Our analyzer products use several technologically advanced components that we currently purchase from the following single source vendors, Electro Alliance, Inc., PerkinElmer, Inc., and UDT Sensors.  Our analyzers use a printer that is only made by Seiko North America Corporation.  The loss of the supply of any of these components could force us to redesign our analyzers.

•

Hematology Instruments and Reagents:  The VetScan HMII is manufactured by Diatron in Hungary and is purchased by us as a completed instrument.  To date, we have qualified two suppliers to produce the reagents for the hematology instruments:  Clinical Diagnostic Solutions, Inc. and Mallinckrodt Baker BV.

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

We May Not Be Able To Compete With Larger, Better Established Entities Or Their Products Or With Future Organizations Or Future Products

           Historically, hospitals and commercial laboratories performed most human diagnostic testing, and commercial laboratories performed the most veterinary medical testing.  We have identified five principal factors that customers typically use to evaluate our products and those of our competitors.  These factors are:

•	range of tests offered;

•	the immediacy of results;

•	cost effectiveness;

•	ease of use; and

•	reliability of results.

          We believe that we compete effectively on each of these factors except for the range of tests offered.  Clinical laboratories are effective at processing large panels of tests using skilled technicians and complex equipment.  While our current offering of reagent discs cannot provide the same broad range of tests, we believe that in certain markets our products provide a sufficient breadth of test menus to compete successfully with clinical laboratories given the advantages of our products with respect to the other four factors.  However, we cannot assure you that we will continue to be able to compete effectively on cost effectiveness, ease of use, immediacy of results or reliability of results.  We also cannot assure you that we will ever be able to compete effectively on the basis of range of tests offered.

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

Changes In Third Party Payor Reimbursement Regulations Can Negatively Affect Our Business

          By regulating the maximum amount of reimbursement they will provide for blood testing services, third party payors, such as HMOs, pay-per-service insurance plans, Medicare and Medicaid, can indirectly affect the pricing or the relative attractiveness of our human testing products.  For example, the Centers for Medicare and Medicaid Services (CMS) sets the level of reimbursement of fees for blood testing services for Medicare beneficiaries.  If third party payors decrease the reimbursement amounts for blood testing services, it may decrease the amount that physicians and hospitals are able to charge patients for such services.  Consequently, we will need to charge less for our products.  If the government and third party payors do not provide for adequate coverage and reimbursement levels to allow health care providers to use our products, the demand for our products will decrease.

We Are Subject To Numerous Governmental Regulations

•	Need for FDA Certification for Our Medical Device Products

           Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration (FDA).  The FDA has classified our Piccolo products as “Class I” and “Class II” devices.  These classifications require us to submit to the FDA a pre-market notification form or 510(k).  The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing.  In our 510(k) notification, we must, among other things, establish that the product we plan to market is “substantially equivalent” to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) to a product that the FDA has previously cleared under the 510(k) process.

           The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device.  As of March 31, 2006, we have received market clearance from the FDA for our Piccolo system and 25 reagent tests that we have on 12 reagent discs.  We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures.  These new test products are crucial for our success in the human medical market.  If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

•	Need to Comply with Manufacturing Regulations

           The 1976 Medical Device Amendment also requires us to manufacture our Piccolo products in accordance with Good Manufacturing Practices guidelines.  Current Good Manufacturing Practice requirements are set forth in the 21 CFR 820 Quality System Regulation.  These requirements regulate the methods used in, and the facilities and controls used for the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use.  Our manufacturing facility is subject to periodic inspections.  Although we have obtained a license from the State of California to manufacture our products, various state regulatory agencies may regulate the manufacture of our products.  To date, we have complied with the following:

•	In April 2001, the State of California Food and Drug Branch granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices.

•	In May 2001, the State of California Food and Drug Branch granted licensing for our manufacturing facility in Union City, California.

•	In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards.

•	In December 2003, we received ISO 13485 Quality System certification as required by the 2003 European In Vitro Device Directive. This certified our quality system specifically to medical devices.

•	In both September 2005 and March 2003, the U.S. FDA conducted a facility inspection and verified our compliance with the 21 CFR 820 Regulation.

           We cannot assure you that we will successfully pass a re-inspection by the U.S. FDA or the State of California.  In addition, we cannot assure you that we can comply with all current or future government manufacturing requirements and regulations.  If we are unable to comply with the regulations, or if we do not pass routine inspections, our business and results of operations will be materially adversely affected.

•	Effects of the Clinical Laboratory Improvement Amendments on Our Products

           Our Piccolo products are affected by the Clinical Laboratory Improvement Amendments (CLIA) of 1988.  The Clinical Laboratory Improvement Amendments (CLIA) are intended to insure the quality and reliability of all medical testing in the United States regardless of where tests are performed.  The current Clinical Laboratory Improvement Amendments (CLIA) divide laboratory tests into three categories:  “simple,” “moderately complex” and “highly complex.”  Tests performed using the Piccolo system are in the “moderately complex” category.  This category requires that any location in which testing is performed be certified as a laboratory.  Hence, we can only sell our Piccolo products to customers who meet the standards of a laboratory.  To receive “laboratory” certification, a testing facility must be certified by the Centers for Medicare and Medicaid Services (CMS).  After the testing facility receives a “laboratory” certification, it must then meet the Clinical Laboratory Improvement Amendments (CLIA) regulations.  Because we can only sell our Piccolo products to testing facilities that are certified “laboratories,” the market for our products is correspondingly constrained.

           The tests included on our Lipid Panel and Lipid Panel Plus reagent discs have been granted waived status under CLIA regulations for our total cholesterol, HDL, triglycerides, glucose, ALT and AST tests when used in conjunction with our Piccolo system.  Waived status permits untrained personnel to run the Piccolo system using the Lipid Panel and Lipid Panel Plus; thus, extending the sites (doctors’ offices and other point-of-care environments) that can use the Piccolo system.

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

           Federal, state, local and international regulations regarding the manufacture and sale of health care products and diagnostic devices may change.  In addition, as we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets.  We have received the following certifications:

•

In December 2003, we received certification from the British Standards Institute to the ISO 13485:1996 quality system standard for medical devices.  This quality system certification, along with successful completion of product testing to 2003 European standards and the translation of Piccolo product documentation into the required languages, enabled us to meet the compliance requirements of the CE Mark and the 2003 European In Vitro Device Directive.

•	In September 2005, we received the Canadian Medical Device Conformity Assessment System (CMDCAS) stamp on our ISO 13485 certificate to signify compliance with Health Canada regulations.

•	In March 2006, we received our certification to the 2003 version of the ISO 13485 quality system standard for medical devices.

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

We Depend On Key Members Of Our Management And Scientific Staff, And We Must Retain And Recruit Qualified Individuals If We Are To Be Competitive

          We are highly dependent on the principal members of our management and scientific staff.  The loss of any of these key personnel, including in particular Clinton H. Severson, our President, Chief Executive Officer and Chairman of our Board of Directors, might impede the achievement of our business objectives.  Mr. Severson’s amended and restated employment agreement with us has been filed with the Securities and Exchange Commission as an exhibit.  We currently do not maintain key man life insurance on any of our employees.  Although historically we have been relatively successful both in retaining our current management and scientific staff, as well as attracting and retaining skilled and experienced marketing, sales and manufacturing personnel, we may not be able to employ such personnel on acceptable terms in the future because numerous medical products and other high technology companies compete for the services of these qualified individuals.

Standards For Compliance With Section 404 Of the Sarbanes-Oxley Act Of 2002 Are Complex, And If We Are Unable To Maintain Effective Internal Control Over Our Financial Reporting, Our Business Could Be Harmed And Our Stock Price Could Decline

          Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal control over financial reporting by Abaxis’ management and an attestation of its assessment by independent registered public accountants.  The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, require significant documentation, testing and possible remediation to meet the detailed standards.

          Abaxis’ management assessed the effectiveness of its internal control over financial reporting as of March 31, 2006 and March 31, 2005.  The assessment for fiscal 2005 identified a material weakness in its internal control over financial reporting related to ineffective controls over the determination and reporting of the provision for income taxes.  The control deficiency identified in fiscal 2005 could have resulted in a future material misstatement of the Company’s income tax provision (and related balance sheet accounts) that would not have been prevented or detected by management.  Although Abaxis received an unqualified opinion on its financial statements for the fiscal year ended March 31, 2006, and on the effectiveness of its internal control over financial reporting, the steps Abaxis has taken to date and the steps Abaxis is still in the process of taking to improve the reliability of its financial statements in the future are subject to continued management review, as well as oversight by the audit committee of its board of directors.  Any failure to implement required new or improved controls, or difficulties encountered in implementation could harm operating results or prevent the Company from accurately reporting financial results or cause a failure by Abaxis to meet its reporting obligations in the future.  If our management cannot assess Abaxis’ internal control over financial reporting as effective, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

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

          The adoption of SFAS 123R in the first quarter of fiscal 2007 will have a negative effect on our earnings.  To minimize future compensation expense that we would recognize in our financial statements, on December 5, 2005, the Board of Directors of Abaxis approved full acceleration of unvested stock options with an exercise price of $19.12 or greater previously granted under the Abaxis, Inc. 1998 Stock Option Plan held by Company officers and employees.  The pro forma effects on net income and earnings per share if we had applied the fair value recognition provisions of the original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in Note 1 to the enclosed financial statements.

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

We Must Comply With Strict And Potentially Costly Environmental Regulations

          We are subject to stringent federal, state and local laws, rules, regulations and policies that govern the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes.  In particular, we are subject to laws, rules and regulations governing the handling and disposal of biohazardous materials used in the development and testing of our products.  We handle and dispose of human and veterinary blood samples for testing (whole blood, plasma, serum) and we paid approximately $54,000 in fiscal 2006 to comply with applicable environmental regulations.  Although we believe that we have complied with applicable laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may have to incur significant costs to comply with environmental regulations if our manufacturing to commercial levels continues to increase.  In addition, if a government agency determines that we have not complied with these laws, rules and regulations, we may have to pay significant fines and/or take remedial action that would be expensive and we do not carry environmental-related insurance coverage.

Our Facilities And Manufacturing Operations Are Vulnerable To Natural Disasters And Other Unexpected Losses; System Failures Or Delays May Harm Our Business

          Our success depends on the efficient and uninterrupted operation of our manufacturing operations, which are co-located with our corporate headquarters in Union City, California.  A failure of manufacturing operations, be it in the development and manufacturing of our Piccolo or VetScan analyzers or the reagent discs used in the analyzers, could result in our inability to supply customer demand.

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

Our Stock Price Is Highly Volatile And Investing In Our Stock Involves A High Degree Of Risk

          The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future.  During the past two years, our stock price closed at a high of $24.65 on March 20, 2006 and a low of $7.62 on April 22, 2005.  The following factors may affect the market price of our common stock:

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

Our Shareholders Rights Plan And Our Ability To Issue Preferred Stock May Delay Or Prevent A Change Of Control Of Abaxis

          Our Shareholder Rights Plan, adopted by our Board of Directors on April 22, 2003, may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire control of Abaxis.  The Shareholder Rights Plan could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

Item 1B.  Unresolved Staff Comments

None.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No items were submitted to a vote of security holders during the quarter ended March 31, 2006.

PART II

Item 5.  Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the NASDAQ National Market under the symbol “ABAX”.  The following table sets forth the quarterly high and low closing bid prices for the common stock from April 1, 2004 through March 31, 2006 as reported by the NASDAQ National Market:

	Prices

	High	Low

Fiscal Year Ended March 31, 2005:
Quarter ended June 30	$22.25	$16.51
Quarter ended September 30	18.00	13.00
Quarter ended December 31	15.36	11.30
Quarter ended March 31	14.05	8.03
Fiscal Year Ended March 31, 2006:
Quarter ended June 30	$11.65	$7.62
Quarter ended September 30	13.20	10.74
Quarter ended December 31	18.75	13.19
Quarter ended March 31	24.65	16.70

There were 20,343,187 shares of our common stock outstanding, held by 160 shareholders of record, as of June 7, 2006.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2006.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Abaxis has two equity incentive plans under which our equity securities are or have been authorized for issuance to our employees, directors and consultants:  (i) the 2005 Equity Incentive Plan, which amended and restated the 1998 Stock Option Plan and (ii) the 1992 Outside Directors’ Stock Option Plan.  Both the 2005 Equity Incentive Plan and the 1992 Outside Directors’ Stock Option Plan have been approved by our shareholders.  In June 2002, the time period for granting options under the Directors’ Plan expired in accordance with the terms of the plan.

From time to time we issue warrants to purchase shares of our common stock to non-employees, such as service providers and purchasers of our preferred stock.

The following table provides aggregate information through March 31, 2006 regarding (i) grants under of our equity compensation plans and (ii) outstanding warrants to purchase our common stock.

Equity Compensation Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans

Equity compensation plans approved by our shareholders:
2005 Equity Incentive Plan (1)	2,462,853	$6.83	884,481
1992 Outside Directors’ Stock Option Plan	69,000	$4.56	—

Equity securities not approved by our shareholders:
Warrants to purchase common stock (2)	210,885	$7.00	—

Total:	2,742,738	$6.79	884,481

(1)	The 2005 Equity Incentive Plan amended and restated the 1998 Stock Option Plan in October 2005.

(2)

Consists of warrants expiring through May 2007.  Warrants issued to purchase an aggregate of 113,385 shares of common stock were issued to service providers at a per share exercise price of $7.00 and warrants to purchase an aggregate of 97,500 shares of common stock were issued to purchasers of the Company’s Series E convertible preferred stock at a per share exercise price of $7.00.

Item 6.  Selected Financial Data

The following selected financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,

	2006	2005	2004	2003	2002

Statements of Operations Data:
Revenues:
Product sales, net	$67,556,000	$52,464,000	$46,599,000	$34,532,000	$30,418,000
Development and licensing revenue	1,372,000	294,000	275,000	248,000	213,000

Total revenues	68,928,000	52,758,000	46,874,000	34,780,000	30,631,000

Costs and operating expenses:
Cost of product sales	30,075,000	24,811,000	22,966,000	17,755,000	15,966,000
Selling, general and administrative	21,994,000	15,701,000	14,431,000	11,564,000	9,333,000
Research and development	6,127,000	5,150,000	4,757,000	3,888,000	3,834,000

Total costs and operating expenses	58,196,000	45,662,000	42,154,000	33,207,000	29,133,000

Income from operations	10,732,000	7,096,000	4,720,000	1,573,000	1,498,000
Interest and other income	819,000	302,000	173,000	217,000	91,000
Interest and other expense	(32,000)	(33,000)	(68,000)	(149,000)	(269,000)

Income before income taxes	11,519,000	7,365,000	4,825,000	1,641,000	1,320,000
Income tax provision (benefit)	4,044,000	2,514,000	(19,208,000)	5,000	16,000

Net income	7,475,000	4,851,000	24,033,000	1,636,000	1,304,000
Preferred dividends and accretion (a)	—	—	(419,000)	(1,235,000)	(1,033,000)

Net income attributable to common shareholders	$7,475,000	$4,851,000	$23,614,000	$401,000	$271,000

Net income per share:
Basic net income per share	$0.37	$0.25	$1.30	$0.02	$0.02

Diluted net income per share	$0.35	$0.22	$1.16	$0.02	$0.02

Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	19,985,000	19,696,000	18,128,000	16,634,000	16,264,000

Weighted average common shares outstanding - diluted	21,492,000	21,662,000	20,387,000	17,014,000	16,811,000

(a)

For fiscal 2006, 2005 and 2004, includes preferred dividends of $0, $0 and $419,000, respectively.  For fiscal 2003, includes preferred dividends of $865,000 and a non-cash preferred dividend charge of $370,000 related to the beneficial conversion feature contained in our Series E Preferred Stock issued in April 2002.  For fiscal 2002, includes preferred dividends of $446,000 and a non-cash preferred dividend charge of $587,000 related to the beneficial conversion feature contained in our Series E Preferred Stock issued in March 2002.

	March 31,

	2006	2005	2004	2003	2002

Balance Sheet Data:
Cash and cash equivalents	$10,164,000	$5,776,000	$9,324,000	$10,430,000	$4,098,000
Short-term investments	20,372,000	16,858,000	7,998,000	—	—
Working capital	49,690,000	38,744,000	25,865,000	17,855,000	13,282,000
Total assets	83,078,000	71,009,000	61,898,000	32,368,000	29,680,000
Long-term liabilities	1,420,000	1,629,000	938,000	1,218,000	1,747,000
Convertible preferred stock	—	—	—	3,176,000	2,561,000
Total shareholders’ equity	71,038,000	61,667,000	54,572,000	22,268,000	18,152,000

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

Sales for any future periods are not predictable with a significant degree of certainty.  We generally operate with limited order backlog because our products are typically shipped shortly after orders are received.  As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter.  Our expense levels, which are to a large extent fixed, are based in part on our expectations of future revenues.  Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall.  As a result, any such shortfall would negatively affect our operating results and financial condition.  Our sales may be adversely impacted by pricing pressure from competitors.  Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our VetScan DXS and Piccolo products and to successfully compete with other competitors.  We believe that period to period comparisons of our results of operations are not necessarily meaningful indicators of future results.

CRITICAL ACCOUNTING POLICIES

Our financial statements were prepared in accordance with the accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and the sensitivity of these estimates to deviations in the assumptions used in making them.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  However, there can be no assurance that our actual results will not differ from these estimates.

We have identified the policies below as critical because they are not only important to understanding our financial condition and results of operations, but also because application and interpretation of these policies requires both judgment and estimates of matters that are inherently uncertain and unknown.  As a result, actual results may differ materially from our estimates.  The impact and any associated risks related to these policies on our business operations are discussed below.  For a more detailed discussion on the application of these and other accounting policies, see the Notes to Financial Statements included in this Annual Report on Form 10-K.

Revenue Recognition and Deferred Revenue.  Our primary customers are distributors and direct customers in both the veterinary and medical markets.  Revenues from product sales, net of estimated sales allowances and rebates, are recognized when (i) evidence of an arrangement exists, (ii) upon shipment of the products to the customer, (iii) the sales price is fixed and determinable and (iv) collection of the resulting receivable is reasonably assured.  Rights of return are not provided.

We recognize revenue associated with extended maintenance agreements ratably over the life of the contract.  Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.  We also provide incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of our instruments.  Revenue from such sales is allocated separately to the instruments and free goods based on the relative fair value of each element.  Revenue allocated to free goods is deferred until the goods are shipped to the customer, which is then recorded as an increase in revenues.  The revenue associated with free goods related to extended maintenance agreements is recognized ratably over the maintenance period.  At March 31, 2006, 2005 and 2004, the current portion of deferred revenue balances were $939,000, $907,000 and $264,000, respectively, and the long-term portion of deferred revenue balances were $938,000, $1,146,000 and $474,000, respectively.  The fluctuation is due to the types of customer incentives programs offered during the period and also on when the free goods are shipped to the customer and the maintenance period of the maintenance agreements.

We offer trade-in programs from time to time in which we will either provide incentives in the form of free goods to customers for purchasing our instruments or reduce the sales price of the instrument.  These incentives in the form of free goods are recorded according to the policies described above.

Distributor and Customer Rebates.  We offer distributor pricing rebates and customer incentive offerings from time to time.  The distributor pricing rebates are offered to distributors upon meeting the sales volume requirements during the qualifying period.  The distributor pricing rebates are recorded as a reduction to gross revenues during the qualifying period.  Cash rebates are offered to customers who purchase specific instruments during the promotional period.  The cash rebate is recorded as a reduction to gross revenues.

The distributor pricing rebate program started in fiscal 2005 and continued in fiscal 2006.  The program is offered to distributors, primarily in the United States veterinary market, upon meeting the sales volume requirements of reagent discs during the qualifying period.  Factors used in the rebate calculations include the identification of products sold subject to a rebate during the qualifying period and which rebate percentage applies.  Based on these factors and using historical trends, adjusted for current changes, the Company estimates the amount of the rebate that will be paid and records the liability as a reduction of gross revenues when the Company records the sale of the product.  Settlement of the rebate accruals from the date of sale ranges from one to six months after sale.  At March 31, 2006, 2005 and 2004, the accrual balances related to distributor pricing rebates were $83,000, $177,000 and $0, respectively.  The change in the rebate accrual at March 31, 2006, as compared to March 31, 2005, was due to the distributors not meeting the purchase requirements in the fourth quarter of fiscal 2006.

Rebate programs offered to customers vary from period to period.  Generally, the customer rebate program relates to the sale of certain products or instruments during a specified promotional period.  There were no customer rebate programs offered in fiscal 2005.  During fiscal 2006, the customer rebate program was in effect during the quarters ended June 30, 2005 and December 31, 2005.  As part of the rebate program, the customer receives a cash rebate upon purchasing certain veterinary instruments in the United States market during the promotional period.  Factors used in the rebate calculations include the identification of instruments sold subject to a rebate during the qualifying period and the estimated lag time between the sale and payment of a rebate.  The Company estimates the amount of the rebate that will be paid and records the liability as a reduction of gross revenues when the Company records the sale of the product.  Settlement of the rebate accruals from the date of sale ranges from one to six months after sale.  At March 31, 2006, 2005 and 2004, the accrual balances related to customer rebates were $36,000, $0 and $0, respectively.  The increase in the rebate accrual at March 31, 2006, as compared to March 31, 2005, was due to the type of marketing promotions offered during fiscal 2006 and the timing of the rebate obligations to the customers.  Prior to fiscal 2006, the customer rebate program was not significant in the determination of operating income.

The following table is an analysis of the roll forward activities for the distributor and customer rebate accruals:

	Balance at Beginning of Year	Provisions	Payments	Balance at End of Year

Year Ended March 31, 2006:
Distributor rebates	$177,000	$774,000	$(868,000)	$83,000
Customer rebates	—	578,000	(542,000)	36,000

Total distributor and customer rebates	$177,000	$1,352,000	$(1,410,000)	$119,000

Year Ended March 31, 2005:
Distributor rebates	$—	$549,000	$(372,000)	$177,000
Customer rebates	—	—	—	—

Total distributor and customer rebates	$—	$549,000	$(372,000)	$177,000

Year Ended March 31, 2004:
Distributor rebates	$—	$—	$—	$—
Customer rebates	5,000	(5,000)	—	—

Total distributor and customer rebates	$5,000	$(5,000)	$—	$—

Sales and Other Allowances.  We maintain sales allowances for defective reagent discs, which include the credit that we issue to customers for defective reagent discs.  The balances related to sales allowance for defective reagent discs at March 31, 2006, 2005 and 2004 were $234,000, $278,000 and $82,000, respectively.  The fluctuation in the accrual of the sales allowance for defective reagent discs from year to year is based on the failure rate of reagent discs, the increase in the sale of our reagent discs and the timing of the credit issued to customers.

We also establish, upon shipment of our products to distributors, a provision for potentially defective reagent discs, based on historical experience.  The Company provides a provision for the potentially defective reagent discs shipped to distributors during the current period using internal data available to estimate both the level of inventory in the distribution channel, the lag time for customers to report defective reagent discs and the historical experience of defective reagent discs.  The accrual balances for potentially defective reagent discs at March 31, 2006, 2005 and 2004 were $121,000, $110,000 and $73,000, respectively.  Changes in our estimates for accruals related to credits for defective reagent discs have not been material to operating income.  Additional provisions and allowances may be required, resulting in decreased revenues, should we experience an increase of defective products.  In the future, the actual defective reagent discs may exceed our estimates, which could adversely affect our operating income.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts based on our assessment of the collectibility of amounts owed to us by our customers.  In determining the amount of the allowance, we make judgments about the creditworthiness of customers which is mostly determined by the customer’s payment history and the outstanding period of accounts.  We specifically identify amounts that we believe to be uncollectible and the allowance for doubtful accounts is adjusted accordingly.  An additional allowance is recorded based on certain percentages of our aged receivables, using historical experience to estimate the potential uncollectible and our assessment of the general financial condition of our customer base.  If our actual collections experience changes, revisions to our allowances may be required, which could adversely affect our operating income.

Warranty Reserves.  We provide provisions at the time the related revenue is recognized for the estimated future costs to be incurred under our standard warranty obligations of one to two years on our instruments.  While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our warranty obligation is affected by product failure rates, material usage and freight incurred in repairing the instrument after failure.  We analyze the adequacy of the ending accrual balance each quarter.  We maintain a reserve for the related warranty expenses based on historical experience of similar products.  The determination of such allowances requires us to make estimates of the expected costs to repair or replace the instruments under warranty.  If actual repair costs differ significantly from our estimates, adjustments to cost of product sales may be required.

Inventories.  We state inventories at the lower of cost or market, cost being determined using standard costs which approximates the first-in, first-out (FIFO) method.  Inventories include material, labor and overhead.  We establish provisions for excess, obsolete and unusable inventories after evaluation of future demand and market conditions.  If future demand or actual market conditions are less favorable than those estimated by management or if a significant amount of the material were to become unusable, additional inventory write-downs may be required, which would have a negative effect on our operating income.

Valuation of Long-lived Assets.  The carrying value of our long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that an asset may not be recoverable.  We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount.  If impairment is determined to exist, any related impairment loss is calculated based on fair value.

Income Taxes.  We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts to be recovered.

As of March 31, 2006, we had net deferred tax assets of $16,419,000 primarily resulting from net operating loss carryforwards (NOLs), which consist of $33,627,000 of federal NOLs that expire at various dates from fiscal years 2009 through 2023.  At March 31, 2006, the Company maintained a valuation allowance of $543,000 relating to federal research and development tax credits which expire in fiscal years 2007 through 2008.  In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results and our forecasts of future taxable income and utilization of research and development tax credits.  Statutory limitations and short expiration periods represented sufficient negative evidence to require a valuation allowance.  We will continue to evaluate our deferred tax assets in the future to determine whether a deferred tax asset valuation allowance is required at some future point.

RESULTS OF OPERATIONS

Total Revenues

Abaxis currently operates in one segment, which develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to clinicians with rapid blood constituent measurement requirements.  We summarize revenues by the following three categories:  (i) product and services, (ii) customer group and (iii) geographic region based on customer location.

Revenues by Product and Services - Revenues for each group of products and services provided by Abaxis for fiscal 2006, 2005 and 2004 were as follows:

	Year Ended March 31,			Change 2005 to 2006		Change 2004 to 2005

				Increase/ (Decrease)	% Change	Increase/ (Decrease)	% Change
	2006	2005	2004

Instruments	$21,864,000	$17,203,000	$16,194,000	$4,661,000	27%	$1,009,000	6%
Percentage of total revenues	32%	33%	35%
Reagent discs and kits	41,606,000	32,921,000	28,144,000	8,685,000	26%	4,777,000	17%
Percentage of total revenues	60%	62%	60%
Other	4,086,000	2,340,000	2,261,000	1,746,000	75%	79,000	3%
Percentage of total revenues	6%	4%	5%

Product sales, net	67,556,000	52,464,000	46,599,000	15,092,000	29%	5,865,000	13%
Percentage of total revenues	98%	99%	100%
Development and licensing revenue	1,372,000	294,000	275,000	1,078,000	367%	19,000	7%
Percentage of total revenues	2%	1%	<1%

Total revenues	$68,928,000	$52,758,000	$46,874,000	$16,170,000	31%	$5,884,000	13%

Fiscal 2006 Compared with Fiscal 2005

Instruments.  In fiscal 2006, total revenues from instrument sales increased 27% or $4,661,000, as compared to fiscal 2005.  Of that increase, total VetScan systems sales increased 28% or $2,216,000 with increases in sales of 25% or $1,458,000 in the United States, increases of 34% or $542,000 in Europe and increases of 77% or $216,000 in Asia and Latin America.  The increase in the United States market was primarily due to a marketing promotion in the first and third quarters of fiscal 2006 and an increase in sales personnel in the United States to promote our products.  The increase in the Europe market was primarily due to an increase in sales to distributors, resulting from an increasing awareness of Abaxis product.  The increase in Asia and Latin America was primarily due to an increase in sales to our distribution partner in Japan who received clearance in fiscal 2006 from the Japanese regulatory agency to import and market the Piccolo and VetScan DXS systems.

In fiscal 2006, net Piccolo systems sales increased 37% or $1,311,000, as compared to fiscal 2005.  Piccolo systems sold in the United States market (excluding the U.S. Military) increased 139% or $2,012,000, primarily due to sales from two national distributors in fiscal 2006, whereas in fiscal 2005, the sales resulted from selling directly to customers.  In the third quarter of fiscal 2006, we entered into a formal distribution agreement with PSS World Medical, Inc. to sell and market Piccolo systems and the medical reagent discs.  The net increase in Piccolo systems sold was offset by a decrease of Piccolo systems sold to the U.S. Military of 36% or $526,000, which was due to a decrease in the U.S. Military’s needs for our products.  Additionally, Piccolo systems sold in Europe decreased 37% or $204,000 due to slow sales in the medical market.

Reagent Discs and Kits.  In fiscal 2006, overall revenues from medical and veterinary reagent discs and veterinary hematology reagent kits increased 26% or $8,685,000, as compared to fiscal 2005.  Total reagent discs increased 30% or $9,106,000 primarily due to the expanded installed base of our instruments, offset by a decrease of 14% or $421,000 of veterinary hematology reagent kits due to a decrease in the installed base of our VetScan HMTs.

Other.  In fiscal 2006, total revenues from other products increased 75% or $1,746,000, as compared to fiscal 2005.  The increase in other products in fiscal 2006 was due to an increase in revenue from our supply contract with Becton, Dickinson and Company for products using the Orbos® Discrete Lyophilization Process, which is based on seasonal demands.  Also, the increase in revenue was due to maintenance contracts offered to customers from time to time as part of incentives in the form of free goods in connection with the sale of our products.

Development and Licensing Revenue.  In fiscal 2006, total revenues from development and licensing increased 367% or $1,078,000, as compared to fiscal 2005, primarily due to the agreements entered to license a portion of our patent portfolio covering lyophilization technology to bioMerieux and Cepheid in fiscal 2006.

Fiscal 2005 Compared with Fiscal 2004

In fiscal 2005, total revenues increased 13% or $5,884,000, as compared to fiscal 2004.  The growth in revenue was due to an increase in instrument sales of 6% or $1,009,000 from fiscal 2004 to fiscal 2005 and an increase in sales of our reagent discs and kits of 17% or $4,777,000 from fiscal 2004 to fiscal 2005.  The increase in revenue from instrument sales in fiscal 2005 was primarily in the veterinary market due to higher sales productivity per sales personnel in the United States.  The increase in revenue from reagent discs and kits in fiscal 2005 was due to the expanded installed base of our instruments.  Product sales in fiscal 2005 were negatively affected by the termination of our relationship with Vedco, Inc. in December 2004.  Vedco, Inc., a warehousing cooperative for member distributors who sold Abaxis products to their respective customers, accounted for 14% of total revenues in fiscal 2005, compared to 27% of total revenues in fiscal 2004.  The decrease in revenue from Vedco was offset by an increase in revenue from other U.S. based regional and national distributors such as American Veterinary Supply Corp., DVM Resources, Henry Schein, Merritt Veterinary Supply and Miller Veterinary Supply.

Revenues by Customer Group - Revenues by customer group for fiscal 2006, 2005 and 2004 were summarized as follows:

	Year Ended March 31,			Change 2005 to 2006		Change 2004 to 2005

				Increase/ (Decrease)	% Change	Increase/ (Decrease)	% Change
	2006	2005	2004

Medical Market	$10,888,000	$8,095,000	$7,119,000	$2,793,000	35%	$976,000	14%
Percentage of total revenues	16%	15%	15%
Veterinary Market	53,841,000	42,806,000	37,875,000	11,035,000	26%	4,931,000	13%
Percentage of total revenues	78%	81%	81%
Other	4,199,000	1,857,000	1,880,000	2,342,000	126%	(23,000)	(1)%
Percentage of total revenues	6%	4%	4%

Total revenues	$68,928,000	$52,758,000	$46,874,000	$16,170,000	31%	$5,884,000	13%

Fiscal 2006 Compared with Fiscal 2005

Medical Market Results.  In fiscal 2006, revenues from the medical market increased 35% or $2,793,000, as compared to fiscal 2005.  We sold a total of 391 Piccolo systems during fiscal 2006, as compared to 293 Piccolo systems sold during fiscal 2005.  Revenues from Piccolo systems sales increased 37% or $1,311,000 due to an increase of Piccolo systems sold in the United States market (excluding the U.S. Military) of 139% or $2,012,000 offset by a decrease of Piccolo systems sold to the U.S. Military of 36% or $526,000.  The increase in the United States market (excluding the U.S. Military) was primarily due to sales from two national distributors in fiscal 2006, whereas in fiscal 2005, the sales resulted from selling directly to customers.  In the third quarter of fiscal 2006, we entered into a formal distribution agreement with PSS World Medical, Inc. to sell and market Piccolo systems and the medical reagent discs.  The decrease in Piccolo systems sold to the U.S. Military was due to a decrease in the U.S. Military’s needs for our products. Piccolo systems sold in Europe decreased 37% or $204,000 due to slow sales in the medical market.

Revenues from reagent discs sold in the medical market increased 30% or $1,294,000, as we sold 575,000 reagent discs during fiscal 2006, as compared to 404,000 reagent discs sold during fiscal 2005.  The net increase in revenue from reagent discs was primarily attributed to an increase in sales of 89% or $1,532,000 in the United States market (excluding the U.S. Military) due to the expanded installed base of our Piccolo systems.  The net increase in reagent discs was offset by a decrease of reagent discs sold to the U.S. Military of 13% or $288,000 due to a decrease in the U.S. Military’s needs for our products.

Veterinary Market Results.  In fiscal 2006, revenues from the veterinary market increased 26% or $11,035,000, as compared to fiscal 2005.  We sold a total of 2,131 VetScan and hematology systems in fiscal 2006, as compared to 1,681 instruments sold in fiscal 2005.  Sales of VetScan and hematology systems in the United States increased 17% or $1,937,000 due to marketing promotions during the first and third quarters of fiscal 2006 and an increase in sales personnel in the United States to promote our products.  VetScan and hematology systems sold also increased in Asia and Latin America by 146% or $706,000, primarily due to increased sales to one distributor in Japan.  In September 2005, our distribution partner in Japan received clearance from the Japanese regulatory agency to import and market our complete line of medical reagent discs, the Piccolo system, as well as all veterinary reagent discs, the VetScan DXS system, with the exception of those products containing the Bile Acid assay.  VetScan and hematology systems sold increased in Europe by 40% or $707,000 due to an increase in sales to distributors, resulting from an increasing awareness of Abaxis products.

In fiscal 2006, revenues from reagent discs and kits sold in the veterinary market increased 26% or $7,391,000, as compared to fiscal 2005.  We sold 2,819,000 reagent discs during fiscal 2006, as compared to 2,253,000 reagent discs sold during fiscal 2005.  The unit increase of reagent discs was due to a higher consumption rate of users and to the expanded installed base of our instruments.  Also, we sold 12,000 hematology reagent kits during fiscal 2006, as compared to 14,000 hematology reagent kits sold during fiscal 2005.  The unit decrease of hematology reagent kits was due to a decrease in the installed base of our VetScan HMTs.

Other.  In fiscal 2006, total revenues from other products increased 126% or $2,342,000, as compared to fiscal 2005.  The increase in other products in fiscal 2006 was due to (i) an increase in revenue from our supply contract with Becton, Dickinson and Company for products using the Orbos® Discrete Lyophilization Process, which is based on seasonal demands; (ii) an increase in revenue from the maintenance contracts offered to customers from time to time as part of incentives in the form of free goods in connection with the sale of our products; and (iii) an increase in development and licensing revenue.  Development and licensing increased 367% or $1,078,000, as compared to fiscal 2005, primarily due to the agreements entered to license a portion of our patent portfolio covering lyophilization technology to bioMerieux and Cepheid in fiscal 2006.

Fiscal 2005 Compared with Fiscal 2004

Medical Market Results.  In fiscal 2005, revenues from the medical market increased 14% or $976,000, as compared to fiscal 2004.  We sold a total of 293 Piccolo systems in fiscal 2005, a 19% decrease from the 363 Piccolo systems sold in fiscal 2004.  Revenues from the sale of our Piccolo systems decreased 19% or $848,000 from fiscal 2004 to fiscal 2005 primarily due to a decrease in sales of our Piccolo systems to the U.S. Military of 25% or $471,000 and a decrease in sales of our Piccolo systems in the United States market (excluding the U.S. Military) of 24% or $448,000.  In Asia and Latin America, revenues from the sale of our Piccolo systems decreased 80% or $203,000 from fiscal 2004 to fiscal 2005 due to an unexpectedly long process by the Japanese regulators to approve the chemistries offered by Abaxis in Japan, which limited the sales of Abaxis products in the respective country.  In fiscal 2004, purchases of our Piccolo system by a distributor in Japan were related to initial inventory stocking.  In Europe, revenues from the sale of our Piccolo systems increased 98% or $274,000 from fiscal 2004 to fiscal 2005 primarily due to the increasing awareness of our medical instruments.

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

Veterinary Market Results.  In fiscal 2005, revenues from the veterinary market increased 13% or $4,931,000, as compared to fiscal 2005.  We sold a total of 1,681 VetScan and hematology systems in fiscal 2005, an 11% increase from the 1,514 instruments sold in fiscal 2004.  Revenues from the sale of our VetScan and hematology systems increased 16% or $1,857,000, mainly from higher sales productivity per sales personnel in the United States.

Revenues from the sale of our reagent discs and kits increased 12% or $2,956,000 from fiscal 2004 to fiscal 2005.  We sold 2,253,000 reagent discs in fiscal 2005, compared to 2,102,000 reagent discs sold in fiscal 2004 and we sold 14,000 hematology reagent kits in fiscal 2005, compared to 11,000 hematology reagent kits sold in fiscal 2004.  Overall unit sales of reagent discs and kits sold during fiscal 2005 increased due to a higher consumption rate of users and to the expanded installed base of our instruments.  In December 2004, we terminated our relationship with Vedco, Inc. as part of the realignment of our distribution channel.  During the third and fourth quarters of fiscal 2005, we worked with other U.S. based regional and national distributors, which included American Veterinary Supply Corp., DVM Resources, Henry Schein, IVESCO, Merritt Veterinary Supply and Miller Veterinary Supply, TW Medical Supply and Western Medical Supply, to expand their sales and services to support the customers served by other Vedco distributors.

Revenues by Geographical Location - Revenues by geographic region based on customer location for fiscal 2006, 2005 and 2004 were as follows:

	Year Ended March 31,			Change 2005 to 2006		Change 2004 to 2005

				Increase/ (Decrease)	% Change	Increase/ (Decrease)	% Change
	2006	2005	2004

United States	$58,747,000	$45,059,000	$40,232,000	$13,688,000	30%	$4,827,000	12%
Percentage of total revenues	85%	86%	86%
Europe	7,354,000	5,915,000	4,773,000	1,439,000	24%	1,142,000	24%
Percentage of total revenues	11%	11%	10%
Asia and Latin America	2,827,000	1,784,000	1,869,000	1,043,000	58%	(85,000)	(5)%
Percentage of total revenues	4%	3%	4%

Total revenues	$68,928,000	$52,758,000	$46,874,000	$16,170,000	31%	5,884,000	13%

Fiscal 2006 Compared with Fiscal 2005

United States.  In fiscal 2006, total revenues in the United States increased 30% or $13,688,000, as compared to fiscal 2005.  From fiscal 2005 to fiscal 2006, instrument sales in the United States increased 24% or $3,423,000.  Sales of our Piccolo systems in the United States market (excluding the U.S. Military) increased 139% or $2,012,000 while sales of our Piccolo systems to the U.S. Military decreased 36% or $526,000.  Sales of our VetScan systems increased 25% or $1,458,000 and sales of our hematology systems increased 9% or $479,000 due to marketing promotions in the first and third quarters of fiscal 2006 and an increase in sales personnel in the United States to promote our products.

From fiscal 2005 to fiscal 2006, veterinary reagent discs sales increased 31% or $6,597,000 due to both a higher consumption rate of institutional users and to the expanded installed base of our VetScan systems.  Hematology reagent kits decreased 15% or $411,000 due to a decrease in the installed base of our VetScan HMTs.  Medical reagent discs sales in the United States market (excluding the U.S. Military) increased 89% or $1,532,000 due to the expanded installed base of our Piccolo systems.  The net increase in medical reagent discs was offset by a decrease of 13% or $288,000 in medical reagent discs sold to the U.S. Military due to a decrease in the U.S. Military’s needs for our products.

In fiscal 2006, total revenues from other products increased 77% or $1,757,000, as compared to fiscal 2005.  The increase in other products was primarily attributed to (i) an increase in revenue from our supply contract with Becton, Dickinson and Company, which is based on seasonal demands and (ii) an increase in revenue from the maintenance contracts offered to customers from time to time as part of incentives in the form of free goods in connection with the sale of our products.

In fiscal 2006, revenues from development and licensing increased 367% or $1,078,000, as compared to fiscal 2005, primarily due to the agreements entered to license a portion of our patent portfolio covering lyophilization technology to bioMerieux and Cepheid in fiscal 2006.

Two distributors, Henry Schein, Inc. and DVM Resources, accounted for 17% and 13% of total worldwide revenues for fiscal 2006.  Two distributors, DVM Resources and Vedco, Inc. accounted for 17% and 14%, respectively, of total worldwide revenues for fiscal 2005.  We had a distribution partnership with the veterinary division of Henry Schein, Inc. from April 2004 through May 2006.  In May 2006, both Abaxis and Henry Schein determined that it was in the best interest of both companies to discontinue the distribution agreement due to Henry Schein’s acquisition of a regional distributor of a competing company in the veterinary market.  To support those customers who were previously supplied products by Henry Schein, we plan to have our current distributors supply and service these sites, or depending on the customer’s needs and geographical location, we will support and service these customers on a direct basis as well.

Europe.  In fiscal 2006, total revenues in Europe increased 24% or $1,439,000, as compared to fiscal 2005.  Total revenues from instrument sales increased 22% or $503,000.  VetScan and hematology systems increased 40% or $707,000, resulting from an increasing awareness of Abaxis products, offset by a decrease of 37% or $204,000 of Piccolo systems due to slow sales in the medical market.  Revenues from reagent discs and hematology reagent kits sold increased 26% or $937,000 due to the expanded installed base of our instruments in the veterinary market.

Asia and Latin America.  In fiscal 2006, total revenues in Asia and Latin America increased 58% or $1,043,000, as compared to fiscal 2005.  Total revenues from instrument sales increased 137% or $735,000, primarily in the veterinary market due to an increase of VetScan and hematology systems sold to our distribution partner in Japan.  In September 2005, the distribution partner in Japan received clearance from the Japanese regulatory agency to import and market our complete line of medical reagent discs, the Piccolo system, as well as all veterinary reagent discs, the VetScan DXS system, with the exception of those products containing the Bile Acid assay.

Fiscal 2005 Compared with Fiscal 2004

United States.  In fiscal 2005, total revenues in the United States increased 12% or $4,827,000, as compared to fiscal 2004.  The total increase was attributed to an increase in revenue from instrument sales of 8% or $1,076,000.  Revenues from the sale of our VetScan and hematology systems increased 21% or $1,995,000 due to higher sales productivity of our VetScan and hematology systems per sales personnel in the United States.  The net increase in revenue from instrument sales was offset by a decrease of 24% or $919,000 of revenue from the sales of our Piccolo systems, of which sales to the U.S. Military decreased by 25% or $471,000.  Revenues from the sale of our reagent discs and hematology reagent kits increased 15% or $3,664,000 primarily due to the expanded installed base of our instruments.  In December 2004, we terminated our relationship with Vedco, Inc. as part of the realignment of our distribution channel.  During the third and fourth quarters of fiscal 2005, we worked with other U.S. based regional and national distributors, which included American Veterinary Supply Corp., DVM Resources, Henry Schein, IVESCO, Merritt Veterinary Supply and Miller Veterinary Supply, TW Medical Supply and Western Medical Supply, to expand their sales and services to support the customers served by other Vedco distributors.

Europe.  In fiscal 2005, total revenues in Europe increased 24% or $1,142,000, as compared to fiscal 2004.  Revenues from the sale of our Piccolo systems increased 98% or $274,000 due to the increasing awareness of our medical instruments.  Revenues from the sales of our reagent discs and hematology reagent kits increased 34% or $909,000 due to the expanded installed base of our instruments in both the medical and veterinary markets.

Asia and Latin America.  In fiscal 2005, total revenues in Asia and Latin America decreased 5% or $85,000, as compared to fiscal 2004.  Total revenues from the sale of our instruments decreased 35% or $291,000 mainly due to an unexpectedly long process by the Japanese regulators to approve the chemistries offered by Abaxis in Japan, which limited the sales of Abaxis products in the respective country.  In fiscal 2004, purchases of our Piccolo system by a distributor in Japan were related to initial inventory stocking.  Revenues from the sale of our reagent discs and hematology reagent kits increased 20% or $204,000 due to a higher consumption rate of institutional users in the veterinary market.

Cost of Product Sales

	Year Ended March 31,			Change 2005 to 2006		Change 2004 to 2005

	2006	2005	2004	Increase/ (Decrease)	% Change	Increase/ (Decrease)	% Change

Cost of product sales	$30,075,000	$24,811,000	$22,966,000	$5,264,000	21%	$1,845,000	8%
Percentage of total revenues	44%	47%	49%

Cost of product sales includes the costs associated with manufacturing, assembly, package, warranty repairs, test and quality assurance for our instruments, reagent discs and hematology reagents and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

Fiscal 2006 Compared with Fiscal 2005

The increase in cost of product sales in absolute dollars in fiscal 2006 from fiscal 2005 was due to an increase in the sales volume of instruments and reagent discs.  As a percentage of total revenues, cost of product sales decreased in fiscal 2006 compared to fiscal 2005, due to (i) the lower unit costs of hematology reagents and the lower unit costs of manufacturing reagent discs from improved manufacturing processes and absorption of fixed costs of our facilities; (ii) an increase in revenue from our supply contract with Becton, Dickinson and Company for products using the Orbos® Discrete Lyophilization Process; and (iii) an increase in development and licensing revenue.

Fiscal 2005 Compared with Fiscal 2004

The increase in cost of product sales in absolute dollars from fiscal 2004 to fiscal 2005 was primarily attributed to the increase in instrument sales of 6% or $1,009,000 and to the increase in sales of reagent discs and kits of 17% or $4,777,000.  The decrease in cost of product sales as a percentage of revenue from fiscal 2004 to fiscal 2005 was due to the lower unit costs of hematology reagents and the lower unit costs of manufacturing reagent discs resulting from improved manufacturing processes and absorption of fixed costs of our facility.

Selling, General and Administrative Expense

	Year Ended March 31,			Change 2005 to 2006		Change 2004 to 2005

	2006	2005	2004	Increase/ (Decrease)	% Change	Increase/ (Decrease)	% Change

Selling, general and administrative	$21,994,000	$15,701,000	$14,431,000	$6,293,000	40%	$1,270,000	9%
Percentage of total revenues	32%	30%	31%

Selling, general and administrative expenses consist primarily of salaries and benefits, commissions and travel related expenses for personnel engaged in selling, advertising, costs associated with promotional and other marketing expenses, customer service and technical service and general corporate functions, including accounting, human resources and legal.

Fiscal 2006 Compared with Fiscal 2005

The increase in selling, general and administrative expenses in absolute dollars in fiscal 2006, as compared to fiscal 2005, was primarily in (i) personnel-related costs resulting from the increase in headcount in various divisions such as sales and marketing, customer service and technical service and (ii) sales and marketing activities to support the growth in both our veterinary and medical markets.  Our headcount in sales and marketing (including customer support) and general and administrative increased to 96 employees at March 31, 2006 from 65 employees at March 31, 2005.

Fiscal 2005 Compared with Fiscal 2004

Selling, general and administrative expenses increased 9% or $1,270,000 from fiscal 2004 to fiscal 2005 primarily due to an increase in legal expenses of $395,000 and expenses relating to Sarbanes-Oxley compliance of $929,000.

Research and Development

	Year Ended March 31,			Change 2005 to 2006		Change 2004 to 2005

	2006	2005	2004	Increase/ (Decrease)	% Change	Increase/ (Decrease)	% Change

Research and development	$6,127,000	$5,150,000	$4,757,000	$977,000	19%	$393,000	8%
Percentage of total revenues	9%	10%	10%

Research and development expenses consist of salaries and benefits, related expenses associated with the development of new tests and test methods, product improvements and enhancement of existing products and clinical trials.

Fiscal 2006 Compared with Fiscal 2005

The increase in research and development expenses in fiscal 2006, as compared to fiscal 2005, related to new product development in both the medical and veterinary markets.  The higher investments in research and development primarily resulted in the completion of the next generation in-clinic veterinary diagnostic chemistry analyzer, the VetScan VS2, that was released in January 2006 and ongoing work on the in-clinic human diagnostic chemistry analyzer, the Piccolo-Xpress.  Other projects included Equine Profile with Electrolytes, Renal Panel with Magnesium, C-reactive protein method, CK-MB method and preparation of submission for CLIA waived status on ALB, ALP, AMY, GGT, TBIL and TP methods.

We anticipate the dollar amount of research and development expenses to increase in fiscal 2007 from fiscal 2006 but remain consistent as a percentage of total revenues, as we complete new products for both the medical and veterinary markets.  There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful.

Fiscal 2005 Compared with Fiscal 2004

Research and development expenses increased by 8% or $393,000 in fiscal 2005 from fiscal 2004 primarily due to new product development in both the medical and veterinary markets.

Interest and Other Income (Expense), Net

The following table sets forth our interest and other income (expense), net for fiscal 2006, 2005 and 2004:

	Year Ended March 31,			Percentage Change

	2006	2005	2004	2005 to 2006	2004 to 2005

Interest and other income	$819,000	$302,000	$173,000	171%	75%
Interest and other expense	(32,000)	(33,000)	(68,000)	(3)%	(51)%

	$787,000	$269,000	$105,000	193%	156%

Interest and Other Income

Interest and other income primarily consist of interest earned on cash, cash equivalents and short-term investments.  The increases of 171% or $517,000 and 75% or $129,000 in fiscal 2006 from fiscal 2005 and in fiscal 2005 from fiscal 2004, respectively, were primarily due to higher average invested balances.

Interest and Other Expense

Interest and other expense primarily consist of interest incurred on our capital lease, co-promotion agreement with Abbott Laboratories, net loss on disposal of equipment and currency exchange losses.  The decrease in interest expense in fiscal 2005 from fiscal 2004 was primarily due to the reduced balances on our capital lease and repayment of our equipment loan in March 2004.

Income Tax Provision (Benefit)

	Year Ended March 31,

	2006	2005	2004

Income tax provision (benefit)	$4,044,000	$2,514,000	$(19,208,000)
Effective tax rate	35%	34%	N/A

For fiscal 2006 and fiscal 2005, the income tax provisions were $4,044,000, based on an effective tax rate of 35%, and $2,514,000, based on an effective tax rate of 34%, respectively.  The effective tax rates in fiscal 2006 and fiscal 2005 were based on federal and state statutory rates, reduced by benefits from research and development credits and foreign sales activity.

In fiscal 2004, the income tax benefit totaled $19,208,000, which included a one-time income tax benefit of $19,450,000 related to existing deferred tax assets (principally net operating loss carryforwards) because we concluded that it was more likely than not that these assets would be realized.  Prior to the fourth quarter of fiscal 2004, these deferred tax assets had been fully reserved.  The $19,450,000 income tax benefit is partially offset by a current tax provision of $242,000 related to taxes for various state tax jurisdictions and federal alternative minimum tax for fiscal 2004.

We expect our effective tax rate will be approximately 37% for federal and various state tax jurisdictions in the near term.

Preferred Dividends

	Year Ended March 31,

	2006	2005	2004

Preferred dividends	$—	$—	$419,000

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

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and short-term investments were as follows:

	March 31,

	2006	2005	2004

Cash and cash equivalents	$10,164,000	$5,776,000	$9,324,000
Short-term investments	20,372,000	16,858,000	7,998,000

Total cash, cash equivalents and short-term investments	$30,536,000	$22,634,000	$17,322,000

Percentage of total assets	37%	32%	28%

Cash provided (used) in fiscal 2006, 2005 and 2004 were as follows:

	Year Ended March 31,

	2006	2005	2004

Cash provided by operating activities	$9,817,000	$6,321,000	$7,198,000
Cash (used in) investing activities	(6,751,000)	(11,344,000)	(10,029,000)
Cash provided by financing activities	1,322,000	1,475,000	1,725,000

Net increase (decrease) in cash and cash equivalents	$4,388,000	$(3,548,000)	$(1,106,000)

Operating Activities

Fiscal 2006 Compared with Fiscal 2005

During fiscal 2006, we generated $9,817,000 of cash from operating activities compared to $6,321,000 in fiscal 2005.  This change was primarily the result of net income of $7,475,000 adjusted for the effects of non-cash expenses including depreciation and amortization of $2,136,000, stock option income tax benefits of $523,000, a decrease in current net deferred tax assets of $333,000 and a decrease in non-current net deferred tax assets of $2,907,000.

Our net trade receivable balances were $14,638,000 and $10,509,000 as of March 31, 2006 and March 31, 2005, respectively.  The increase of $4,129,000 in our receivable balance was due to higher sales during the fourth quarter of fiscal 2006 as compared to the fourth quarter of fiscal 2005.  Inventories increased to $10,396,000 as of March 31, 2006 from $8,355,000 as of March 31, 2005, primarily related to new product introduction.  Current net deferred tax assets decreased to $4,294,000 as of March 31, 2006 from $4,677,000 as of March 31, 2005, as a result of the utilization of net operating losses on income during fiscal 2006.  Non-current net deferred tax assets decreased to $12,125,000 as of March 31, 2006 from $15,032,000 as of March 31, 2005, as a result of utilization of net operating loss carryforwards in fiscal 2006.

Accounts payable increased to $4,614,000 as of March 31, 2006 from $3,850,000 as of March 31, 2005, primarily related to the timing and payments of services and inventory purchases.  Accrued payroll and related expenses increased to $3,890,000 as of March 31, 2006 from $1,867,000 as of March 31, 2005, as a result of personnel-related costs due to an increase in employee-related benefits and an increase in headcount, primarily in sales and marketing to support the growth in both our veterinary and medical markets.  Warranty reserves increased to $472,000 as of March 31, 2006 from $245,000 as of March 31, 2005, due to the change in the standard warranty policy in fiscal 2006.  The non-current portion of deferred revenue decreased to $938,000 as of March 31, 2006 from $1,146,000 as of March 31, 2005, due to the reduction of incentives in the form of free goods given to customers.

Fiscal 2005 Compared with Fiscal 2004

During fiscal 2005, we generated $6,321,000 of cash from operating activities compared to $7,198,000 in fiscal 2004.  This change was primarily the result of net income of $4,851,000 adjusted for the effects of non-cash expenses including depreciation and amortization of $1,896,000, stock option income tax benefits of $608,000, an increase in current net deferred tax assets of $4,068,000 and a decrease in non-current net deferred tax assets of $5,592,000.

Our net trade receivable balances were $10,509,000 and $8,202,000 as of March 31, 2005 and March 31, 2004, respectively.  The increase in our trade receivable balance was primarily due to a higher increase in sales in the last month of the fourth quarter of fiscal 2005 as compared to fiscal 2004.  Inventories increased to $8,355,000 as of March 31, 2005 from $5,736,000 as of March 31, 2004, primarily related to purchases due to a higher projected sales volume.  Current net deferred tax assets increased to $4,677,000 as of March 31, 2005 from $609,000 as of March 31, 2004, as a result of anticipated utilization of net operating losses on projected income for fiscal 2006.  Non-current net deferred tax assets decreased to $15,032,000 as of March 31, 2005 from $20,624,000 as of March 31, 2004, as a result of utilization of net operating loss carryforwards in fiscal 2005 and anticipated utilization of net operating losses for fiscal 2006.

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

We anticipate that our existing capital resources, available line of credit and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through at least the next twelve months.  Our future capital requirements will largely depend upon the increased market acceptance of our point-of-care blood analyzer products.  However, our sales for any future periods are not predictable with a significant degree of certainty.  Regardless, we may seek to raise additional funds to pursue strategic opportunities.

Investing Activities

Fiscal 2006 Compared with Fiscal 2005

Net cash used in investing activities during fiscal 2006 was $6,751,000.  The investing activities included purchases of $58,359,000 of short-term investments consisting of auction rate, corporate obligations and U.S. Treasury and Agency securities.  The purchases were offset by maturities of short-term investments totaling $54,899,000.  Cash used in investing activities also included purchases of property and equipment of $3,291,000 to support our increased product demand and new product introduction and our goal of more efficient production lines.

Fiscal 2005 Compared with Fiscal 2004

Net cash used in investing activities for fiscal 2005 was $11,344,000.  The cash used in fiscal 2005 was primarily due to purchases of $16,787,000 in short-term investments consisting of corporate obligations, U.S. Treasury and Agency securities and certificate of deposits, offset partially by the maturities of certificate of deposits totaling $7,998,000 that were purchased in fiscal 2004.  Cash used in investing activities also included purchases of property and equipment of $2,562,000, primarily to support our increased product demand and new product introduction and our goal of more efficient production lines.

We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.

Financing Activities

Fiscal 2006 Compared with Fiscal 2005

Net cash provided by financing activities in fiscal 2006 was $1,322,000, which primarily consisted of proceeds from the exercise of stock options of $990,000 and warrants to purchase common stock of $348,000.

Fiscal 2005 Compared with Fiscal 2004

Net cash provided by financing activities in fiscal 2005 was $1,475,000, which primarily consisted of proceeds from the exercise of stock options of $810,000 and warrants to purchase common stock of $687,000.

Line of Credit

We have established a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000.  The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.  The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 7.50% at March 31, 2006, and is payable monthly.  Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for our facilities lease at March 31, 2006.  At March 31, 2006, there was no amount outstanding under our line of credit.  The weighted average interest rate on the line of credit during fiscal 2006 and 2005 was 6.43% and 4.45%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis.  Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.  We are also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ended September 30, 2005 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ended March 31, 2006.  In addition, we are required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000.  At March 31, 2006, we were in compliance with these covenants.

Borrowings under the line of credit are collateralized by our net book value of assets of $71.0 million at March 31, 2006, including our intellectual property.

Contractual Obligations

As of March 31, 2006, our contractual obligations for the next five years were as follows:

	Payments Due by Period

		Due in Fiscal

	Total	2007	2008	2009	2010	2011

Operating leases	$5,307,000	$1,066,000	$1,104,000	$1,128,000	$1,134,000	$875,000
Purchase commitments	5,539,000	323,000	2,608,000	2,608,000	—	—

Total contractual obligations	$10,846,000	$1,389,000	$3,712,000	$3,736,000	$1,134,000	$875,000

Operating Leases – We lease our principal facility and certain office equipment under operating lease agreements, which expire on various dates through fiscal 2011.

Purchase Commitments – In November 2003, we entered into an OEM agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase DIATRON hematology instruments.  Under the terms of the agreement, we are committed to purchase a minimum number of hematology units through fiscal 2009 from DIATRON once the product was qualified for sale, which occurred in May 2004.

Line of Credit – At March 31, 2006, there was no outstanding balance on our line of credit with Comerica Bank-California.  The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.   In connection with our facility lease agreement, we have established a letter of credit for $410,000, which is secured by our line of credit.

Contingencies

We are from time to time involved in various litigation matters in the normal course of business.  While the outcome of these proceedings and claims cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  SFAS 123R will be effective for the Company’s first quarter of fiscal 2007, which starts April 1, 2006.  SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered.

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense.  The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of the original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed in Note 1 in Item 8 Financial Statements and Supplementary Data.  Although such pro forma effects of applying the original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the type of equity based incentives the Company grants.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” — a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle.  Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change.  The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  The statement also requires that correction of errors in previously issued financial statements should be termed a “restatement”.  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial statements.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk

We are exposed to the impact of interest rate changes with respect to our line of credit and our short-term investments.

For our line of credit, which provides for borrowings of up to $2,000,000, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 7.50% at March 31, 2006.  Consequently, an increase in the prime rate would expose us to higher interest expenses.  At March 31, 2006, there was no amount outstanding on our line of credit.

We invest excess cash in cash equivalents and in various types of short-term investments.  Our investment objective is to maximize yields without significantly increased risk.  At March 31, 2006, our short-term investments totaled $20,372,000, which includes net unrealized gains of $126,000.  The short-term investments consisted of corporate obligations and auction rate securities, with maturities of one year or less from the date of purchase.

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

Item 8.  Financial Statements and Supplementary Data

Reports of Independent Registered Public Accounting Firms

Balance Sheets at March 31, 2006 and 2005

Statements of Operations for the Years Ended March 31, 2006, 2005 and 2004

Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended March 31, 2006, 2005 and 2004

Statements of Cash Flows for the Years Ended March 31, 2006, 2005 and 2004

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Abaxis, Inc.

We have audited the accompanying balance sheet of Abaxis, Inc. as of March 31, 2006 and the related statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended.  Our audit also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a) 2, as of and for the year ended March 31, 2006.  These financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Abaxis, Inc. as of March 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, as of and for the year ended March 31, 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California June 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Abaxis, Inc.:

We have audited the accompanying balance sheet of Abaxis, Inc. (the “Company”) as of March 31, 2005 and the related statements of operations, stockholders’ equity and comprehensive income, and cash flows for the years ended March 31, 2005 and 2004. Our audits also included the financial statement schedule for the years ended March 31, 2005 and 2004 listed in the Index to this Annual Report on Form 10-K at Part IV Item 15 (a) 2.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Abaxis, Inc. as of March 31, 2005, and the results of its operations and its cash flows for the years ended March 31, 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

San Jose, California June 13, 2005

ABAXIS,  INC.
BALANCE  SHEETS

	March 31,

	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$10,164,000	$5,776,000
Short-term investments	20,372,000	16,858,000
Trade receivables (net of allowances of $343,000 in 2006 and $482,000 in 2005)	14,638,000	10,509,000
Inventories	10,396,000	8,355,000
Prepaid expenses	446,000	282,000
Net deferred tax asset - current	4,294,000	4,677,000

Total current assets	60,310,000	46,457,000
Property and equipment, net	10,038,000	8,824,000
Intangible assets, net	525,000	600,000
Deposits and other assets	80,000	96,000
Net deferred tax asset - non-current	12,125,000	15,032,000

Total assets	$83,078,000	$71,009,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,614,000	$3,850,000
Accrued payroll and related expenses	3,890,000	1,867,000
Other accrued liabilities	705,000	828,000
Warranty reserve	472,000	245,000
Deferred revenue	939,000	907,000
Current portion of capital lease obligations	—	16,000

Total current liabilities	10,620,000	7,713,000

Deferred rent	478,000	462,000
Deferred revenue, less current portion	938,000	1,146,000
Commission obligation, less current portion	4,000	21,000

Total non-current liabilities	1,420,000	1,629,000

Commitments and contingencies (Note 8)
Preferred stock, no par value: authorized shares - 5,000,000; no shares issued and outstanding in 2006 and 2005	—	—
Common stock, no par value: authorized shares - 35,000,000; issued and outstanding shares - 20,135,337 in 2006 and 19,891,607 in 2005	96,506,000	94,614,000
Accumulated deficit	(25,543,000)	(33,018,000)
Accumulated other comprehensive income	75,000	71,000

Total shareholders’ equity	71,038,000	61,667,000

Total liabilities and shareholders’ equity	$83,078,000	$71,009,000

See notes to financial statements.

ABAXIS, INC.
STATEMENTS OF OPERATIONS

	Year Ended March 31,

	2006	2005	2004

Revenues:
Product sales, net	$67,556,000	$52,464,000	$46,599,000
Development and licensing revenue	1,372,000	294,000	275,000

Total revenues	68,928,000	52,758,000	46,874,000

Costs and operating expenses:
Cost of product sales	30,075,000	24,811,000	22,966,000
Selling, general and administrative	21,994,000	15,701,000	14,431,000
Research and development	6,127,000	5,150,000	4,757,000

Total costs and operating expenses	58,196,000	45,662,000	42,154,000

Income from operations	10,732,000	7,096,000	4,720,000
Interest and other income	819,000	302,000	173,000
Interest and other expense	(32,000)	(33,000)	(68,000)

Income before income taxes	11,519,000	7,365,000	4,825,000
Income tax provision (benefit)	4,044,000	2,514,000	(19,208,000)

Net income	7,475,000	4,851,000	24,033,000
Preferred dividends	—	—	(419,000)

Net income attributable to common shareholders	$7,475,000	$4,851,000	$23,614,000

Net income per share:
Basic net income per share	$0.37	$0.25	$1.30

Diluted net income per share	$0.35	$0.22	$1.16

Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	19,985,000	19,696,000	18,128,000

Weighted average common shares outstanding - diluted	21,492,000	21,662,000	20,387,000

See notes to financial statements.

ABAXIS, INC.
STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME

	Convertible Preferred Stock		Common Stock		Accumulated Deficit	Accumulated Other Comprehensive Income	Shareholders’ Equity	Comprehensive Income

	Shares	Amount	Shares	Amount

Balances at April 1, 2003	6,508	$3,143,000	16,816,095	$80,608,000	$(61,483,000)	$—	$22,268,000	$—
Common stock issued for employee benefit plans	—	—	15,313	73,000	—	—	73,000	—
Option exercises and related tax benefits	—	—	266,327	3,049,000	—	—	3,049,000	—
Warrant exercises	—	—	497,498	1,569,000	—	—	1,569,000	—
Accrued dividends on Series D convertible preferred stock	—	—	—	—	(238,000)	—	(238,000)	—
Accrued dividends on Series E convertible preferred stock	—	—	—	—	(181,000)	—	(181,000)	—
Common stock issued for dividends payable	—	—	138,398	799,000	—	—	799,000	—
Conversion of Series D convertible preferred stock into common stock	(6,508)	(3,143,000)	929,699	3,143,000	—	—	—	—
Conversion of Series E convertible preferred stock into common stock	—	—	856,907	3,176,000	—	—	3,176,000	—
Stock-based compensation expense	—	—	—	24,000	—	—	24,000	—
Components of comprehensive income:
Net income	—	—	—	—	24,033,000	—	24,033,000	24,033,000

Comprehensive income	—	—	—	—	—	—		24,033,000

Balances at March 31, 2004	—	—	19,520,237	92,441,000	(37,869,000)	—	54,572,000
Option exercises and related tax benefits	—	—	185,086	1,418,000	—	—	1,418,000	—
Warrant exercises	—	—	184,944	687,000	—	—	687,000	—
Common stock issued for dividends payable	—	—	1,340	28,000	—	—	28,000	—
Stock-based compensation expense	—	—	—	40,000	—	—	40,000	—
Components of comprehensive income:
Net income	—	—	—	—	4,851,000	—	4,851,000	4,851,000
Unrealized gain on investments, net of tax	—	—	—	—	—	71,000	71,000	71,000

Comprehensive income	—	—	—	—	—	—		4,922,000

Balances at March 31, 2005	—	—	19,891,607	94,614,000	(33,018,000)	71,000	61,667,000
Common stock issued for employee benefit plans	—	—	3,875	43,000	—	—	43,000	—
Option exercises and related tax benefits	—	—	173,736	1,513,000	—	—	1,513,000	—
Warrant exercises	—	—	66,119	348,000	—	—	348,000	—
Stock-based compensation expense adjustment	—	—	—	(12,000)	—	—	(12,000)	—
Components of comprehensive income:
Net income	—	—	—	—	7,475,000	—	7,475,000	7,475,000
Unrealized gain on investments, net of tax	—	—	—	—	—	4,000	4,000	4,000

Comprehensive income	—	—	—	—	—	—		$7,479,000

Balances at March 31, 2006	—	$—	20,135,337	$96,506,000	$(25,543,000)	$75,000	$71,038,000

See notes to financial statements.

ABAXIS, INC.
STATEMENTS OF CASH  FLOWS

	Year Ended March 31,

	2006	2005	2004

Operating activities:
Net income	$7,475,000	$4,851,000	$24,033,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,136,000	1,896,000	1,708,000
Loss on disposal of property and equipment	7,000	14,000	—
Stock option income tax benefits	523,000	608,000	1,902,000
Common stock issued for employee benefit plans	43,000	—	73,000
Stock-based compensation	(12,000)	40,000	24,000
Changes in assets and liabilities:
Trade receivables	(4,129,000)	(2,307,000)	(720,000)
Inventories	(2,032,000)	(2,614,000)	(717,000)
Prepaid expenses	(164,000)	102,000	283,000
Net deferred tax assets - current	333,000	(4,068,000)	(609,000)
Deposits and other assets	16,000	59,000	72,000
Net deferred tax assets - non-current	2,907,000	5,592,000	(20,624,000)
Accounts payable	764,000	1,211,000	637,000
Accrued payroll and related expenses	2,023,000	(986,000)	1,042,000
Other accrued liabilities	(123,000)	509,000	(58,000)
Warranty reserve	227,000	64,000	58,000
Deferred rent	16,000	53,000	88,000
Deferred revenue	(176,000)	1,315,000	42,000
Long-term commission obligation	(17,000)	(18,000)	(36,000)

Net cash provided by operating activities	9,817,000	6,321,000	7,198,000

Investing activities:
Purchase of short-term investments	(58,359,000)	(16,787,000)	(7,998,000)
Proceeds from maturities of short-term investments	54,899,000	7,998,000	—
Purchase of property and equipment	(3,291,000)	(2,562,000)	(1,281,000)
Proceeds from disposal of property and equipment	—	7,000	—
Purchase of intangible assets	—	—	(750,000)

Net cash used in investing activities	(6,751,000)	(11,344,000)	(10,029,000)

Financing activities:
Repayment of equipment financing	—	—	(933,000)
Repayment of capital lease obligations	(16,000)	(22,000)	(58,000)
Exercise of common stock options	990,000	810,000	1,147,000
Exercise of common stock warrants	348,000	687,000	1,569,000

Net cash provided by financing activities	1,322,000	1,475,000	1,725,000

Net increase (decrease) in cash and cash equivalents	4,388,000	(3,548,000)	(1,106,000)
Cash and cash equivalents at beginning of year	5,776,000	9,324,000	10,430,000

Cash and cash equivalents at end of year	$10,164,000	$5,776,000	$9,324,000

Supplemental cash flow information:
Cash paid for interest	$17,000	$16,000	$58,000

Cash paid for income taxes, net of refunds	$552,000	$130,000	$211,000

Non-cash investing and financing activities:
Preferred stock dividends	$—	$—	$419,000

Issuance of common stock for conversion of preferred stock and payment of dividends payable	$—	$28,000	$12,877,000

Change in unrealized gains on short-term investments, net of tax	$4,000	$71,000	$—

See notes to financial statements.

ABAXIS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2006, 2005, AND 2004

1.	The Company and Summary of Significant Accounting Policies

Abaxis, Inc. (“the Company”) was incorporated in California in 1989 for the purpose of developing, manufacturing and marketing portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurements.

Use of Estimates in Preparation of Financial Statements – The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Such management estimates include allowance for doubtful accounts, sales and other allowances, warranty reserves, inventories, and a valuation allowance for net deferred tax assets.  Actual results could differ from those estimates.

Certain Significant Risks and Uncertainties – The Company operates in a dynamic industry, and accordingly, can be affected by a variety of factors.  For example, management of the Company believes that changes in any of the following areas could have a negative effect on the Company in terms of its future financial position and results of operations:  ability to obtain additional financing; continued Federal Drug Administration compliance or regulatory changes; uncertainty regarding health care reforms; fundamental changes in the technology underlying blood testing; the ability to develop new products that are accepted in the marketplace; competition, including, but not limited to pricing and products or product features and services; litigation or other claims against the Company; the adequate and timely sourcing of inventories; and the hiring, training and retention of key employees.

Cash and Cash Equivalents – Cash and cash equivalents consist primarily of money market accounts and short-term financial instruments with original maturities of less than 90 days from the date of acquisition that are readily convertible into cash.

Short-term Investments – The Company's short-term investments are classified as available-for-sale and are carried at their fair value at the balance sheet date.  Interest and realized gains and losses from short-term investments are included in investment income, computed using the specific identification cost method.  Unrealized gains and losses are reported as a separate component of shareholders’ equity.  Investments with maturities of less than one year are classified as short-term investments.  All other investments with maturity dates greater than 365 days are classified as non-current.

Concentration of Credit Risk – Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables.  Cash, cash equivalents and short-term investments are placed with high quality financial institutions and are regularly monitored by management.  The Company sells it products primarily to organizations in Europe, Japan and the United States.  The Company monitors the credit status of its customers on an ongoing basis and generally does not require its customers to provide collateral for purchases on credit.  At March 31, 2006, two distributors accounted for 30% and 17%, respectively, of trade receivables.  At March 31, 2005, two distributors accounted for 25% and 12%, respectively, of trade receivables.

Allowance for Doubtful Accounts – The Company maintains an allowance for doubtful accounts based on management’s assessment of the collectibility of the amounts owed by its customers.  The Company considers the customer’s payment history, the age of the receivables, the credit quality of its customers, the general financial condition of its customer base and other factors that may affect customers’ ability to pay to determine the level of allowance required.

Inventories – Inventories are stated at the lower of cost (first-in, first-out method) or market.  Inventories include material, labor and overhead.  Provisions for excess, obsolete and unusable inventories are made after management’s evaluation of future demand and market conditions.

Property and Equipment – Property and equipment are stated at cost.  Depreciation and amortization are generally provided using the straight-line method over the estimated useful lives of the assets (two to five years).  Leasehold improvements are amortized over the shorter of the estimated useful lives or the related lease term, including any lease term extensions that the Company has the right and intention to execute.  Construction in progress consists of purchased material used in the development of production lines.  No interest was capitalized on constructed assets during fiscal 2006 and 2005.

Valuation of Long-lived Assets – The carrying value of the Company’s long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that an asset may not be recoverable.  The Company looks to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount.  If impairment is determined to exist, any related impairment loss is calculated based on fair value.  The Company adopted Statement of Financial Accounting Standard (SFAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which did not impact its results of operations or financial position.

Intangible Assets – Intangible assets, consisting of patents, are amortized using the straight-line method over the estimated useful life of ten years.

Fair Value of Financial Instruments – Financial instruments include cash, cash equivalents, short-term investments, customer receivables, accounts payable and certain other accrued liabilities. The carrying values of all financial instruments approximate fair value due to their short maturities.

Revenue Recognition and Deferred Revenue – Revenues from product sales, net of estimated sales allowances and rebates, are recognized when (i) evidence of an arrangement exists, (ii) upon shipment of the products to the customer, (iii) the sales price is fixed and determinable and (iv) collection of the resulting receivable is reasonably assured.  Rights of return are not provided.

The Company periodically provides incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of its instruments.  In addition, the Company periodically offers trade-in programs from time to time in which it will either provide incentives in the form of free goods to customers for purchasing its instruments or reduce the sales price of the instrument.  Revenue from such sales is allocated separately to the instruments and free goods based on the relative fair value of each element.  Revenue allocated to free goods is deferred until the goods are shipped to the customer, which is then recorded as an increase in revenues.

Revenue associated with extended maintenance agreements are recognized ratably over the life of the contract.  Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

The Company offers cash rebates to customers who purchase instruments during a promotional period.  The cash rebate is recorded as a reduction to gross revenues.  The Company also offers distributor pricing rebates to distributors upon meeting the sales volume requirements during the qualifying period.  The distributor pricing rebate is recorded as a reduction to gross revenues during the qualifying period.

Research and Development – Research and development costs, including internally generated software costs, are expensed as incurred and include expenses associated with new product research and regulatory activities.  The Company’s products include certain software applications that are resident in the product.  The costs to develop such software have not been capitalized as the Company believes its current software development processes are completed concurrent with the establishment of technological feasibility of the software.

Advertising Expenses – Costs of advertising, which also includes promotional expenses, are expensed as incurred.  Advertising expenses for fiscal 2006, 2005 and 2004 were $1,680,000, $1,122,000 and $1,062,000, respectively.

Shipping and Handling – The cost of shipping products to customers is included in cost of goods sold.  Amounts billed to a customer in a sale transaction related to shipping and handling are classified as revenue.

Income Taxes – The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.”  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts to be recovered.  Significant estimates are required in determining the provision for income taxes.  Some of these estimates are based on interpretations of existing tax laws or regulations.

Stock-Based Compensation – The Company accounts for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and other related guidance.  Stock-based awards to consultants and other non-employees are accounted for based upon estimated fair values in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS No. 123).

The Company has adopted the disclosure provisions of SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure – an amendment of SFAS No. 123, “Accounting for Stock-Based Compensation (SFAS No. 123).”  These disclosure provisions require the disclosure of pro forma net income and net income per share as if the Company had adopted the fair value method.  Under SFAS No. 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock option awards.  These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which affect the calculated values.

The following table illustrates the effect on the Company’s net income and basic and diluted net income per share had the fair value recognition provisions of SFAS No. 123 been applied:

	Year Ended March 31,

	2006	2005	2004

Net income:
As reported	$7,475,000	$4,851,000	$24,033,000
Less: stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,534,000)	(2,671,000)	(1,538,000)

Pro forma net income	$4,941,000	$2,180,000	$22,495,000

Basic and diluted net income per share:
As reported - basic	$0.37	$0.25	$1.30
Pro forma - basic	$0.25	$0.11	$1.24
As reported - diluted	$0.35	$0.22	$1.16
Pro forma - diluted	$0.23	$0.10	$1.10

The pro forma information presented above for fiscal 2006 includes $1,067,000 of stock-based employee compensation related to the accelerated vesting of certain options in December 2005.  See Note 10.  The fair value of each stock option is estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred.  The following are the weighted average assumptions:

	Year Ended March 31,

	2006	2005	2004

Expected life of option	6 years	6 years	6 years
Risk-free interest rate	3.76%	3.63-4.29%	2.78-3.53%
Dividend yield	0.00%	0.00%	0.00%
Volatility	53%	52-60%	58-61%

Net Income Per Share Information – Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding.  See Note 11.

Comprehensive Income – Comprehensive income consists of net income and other comprehensive income, which was comprised of unrealized gains on short-term investments.  For fiscal 2006, 2005 and 2004, the components of comprehensive income consisted of the following:

	Year Ended March 31,

	2006	2005	2004

Net income	$7,475,000	$4,851,000	$24,033,000
Other comprehensive income:
Unrealized gain on short-term investments, net of tax	4,000	71,000	—

Comprehensive income	$7,479,000	$4,922,000	$24,033,000

New Accounting Pronouncements – On December 16, 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  SFAS 123R eliminates the alternative of applying the intrinsic value measurement provisions of Opinion 25 to stock compensation awards issued to employees.  Rather, the new standard requires enterprises to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).  SFAS 123R will be effective for the Company’s first quarter of fiscal 2007, which starts April 1, 2006.  SFAS 123R is applied to new awards and to awards modified, repurchased, or cancelled after the effective date.  Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered (such as unvested options) that are outstanding as of the date of adoption shall be recognized as the remaining requisite services are rendered.

The Company has not yet quantified the effects of the adoption of SFAS 123R, but it is expected that the new standard may result in significant stock-based compensation expense.  The pro forma effects on net income and earnings per share if the Company had applied the fair value recognition provisions of the original SFAS 123 on stock compensation awards (rather than applying the intrinsic value measurement provisions of Opinion 25) are disclosed above.  Although such pro forma effects of applying the original SFAS 123 may be indicative of the effects of adopting SFAS 123R, the provisions of these two statements differ in some important respects.  The actual effects of adopting SFAS 123R will be dependent on numerous factors including, but not limited to, the valuation model chosen by the Company to value stock-based awards; the assumed award forfeiture rate; the accounting policies adopted concerning the method of recognizing the fair value of awards over the requisite service period; and the type of equity based incentives the Company grants.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” — a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle.  Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change.  The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  The statement also requires that correction of errors in previously issued financial statements should be termed a “restatement”.  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial statements.

Reclassification – Certain amounts in the fiscal years ended March 31, 2005 and 2004 financial statements have been reclassified to conform to the fiscal year ended March 31, 2006 presentation. These reclassifications did not result in any change in previously reported net income, total assets or shareholders’ equity.

2.	Short-term Investments

The following is a summary of the Company’s short-term investments:

	Amortized Cost	Unrealized Gains	Market Value

March 31, 2006
Corporate obligations	$11,146,000	$126,000	$11,272,000
Auction rate securities	9,100,000	—	9,100,000

Total short-term investments	$20,246,000	$126,000	$20,372,000

March 31, 2005
Corporate obligations	$4,500,000	$60,000	$4,560,000
U.S. Treasury and Agency securities	7,498,000	11,000	7,509,000
Certificate of deposits	4,789,000	—	4,789,000

Total short-term investments	$16,787,000	$71,000	$16,858,000

As of March 31, 2006 and 2005, the short-term investments had contractual maturities of less than one year.

3.	Inventories

Inventories, net, consist of the following:

	March 31,

	2006	2005

Raw materials	$5,581,000	$4,753,000
Work-in-process	2,904,000	1,677,000
Finished goods	1,911,000	1,925,000

	$10,396,000	$8,355,000

4.	Property and Equipment

Property and equipment, net, consist of the following:

	March 31,

	2006	2005

Machinery and equipment	$13,673,000	$11,450,000
Furniture and fixtures	1,254,000	1,147,000
Computer equipment	1,195,000	1,134,000
Leasehold improvements	5,274,000	5,357,000
Construction in progress	1,440,000	1,229,000

	22,836,000	20,317,000
Accumulated depreciation and amortization	(12,798,000)	(11,493,000)

Property and equipment, net	$10,038,000	$8,824,000

Depreciation and amortization expense for property and equipment amounted to $2,061,000, $1,821,000 and $1,633,000 in fiscal 2006, 2005 and 2004, respectively.

5.	Intangible Assets

Intangible assets, consisting of acquired patents, is summarized as follows:

	March 31,

	2006	2005

Cost	$750,000	$750,000
Accumulated amortization	(225,000)	(150,000)

Intangible assets, net	$525,000	$600,000

Amortization expense for intangible assets amounted to $75,000 in fiscal 2006, 2005 and 2004, respectively. The expected future annual amortization expense of intangible assets recorded on the Company’s balance sheet as of March 31, 2006 is as follows:

Amortization Expense

Fiscal year ending March 31,
2007	$75,000
2008	75,000
2009	75,000
2010	75,000
2011	75,000
Thereafter	150,000

Total expected future annual amortization	$525,000

6.	Warranty Reserves

The Company provides for the estimated future costs to be incurred under the Company's standard warranty obligations of one to two years.  Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

The warranty reserve activity is summarized as follows for fiscal 2006, 2005 and 2004:

	Year Ended March 31,

	2006	2005	2004

Balance at beginning of period	$245,000	$181,000	$123,000
Provision for warranty expense	374,000	227,000	229,000
Warranty costs incurred	(147,000)	(163,000)	(171,000)

Balance at end of period	$472,000	$245,000	$181,000

7.	Line of Credit

The Company has established a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000.  The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.  The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 7.50% at March 31, 2006, and is payable monthly.  Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for the Company’s facilities lease at March 31, 2006.  At March 31, 2006, there was no amount outstanding under the Company's line of credit.  The weighted average interest rate on the line of credit during fiscal 2006 and 2005 was 6.43% and 4.45%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis.  Included in these financial covenants, among other stipulations, is a requirement that the Company have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.  The Company is also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ended September 30, 2005 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ended March 31, 2006.  In addition, the Company is required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000.  At March 31, 2006, the Company was in compliance with these covenants.

Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $71.0 million at March 31, 2006, including its intellectual property.

8.	Commitments and Contingencies

As of March 31, 2006, the Company’s contractual obligations for the next five years were as follows:

	Payments Due by Period

		Due in Fiscal

	Total	2007	2008	2009	2010	2011

Operating leases	$5,307,000	$1,066,000	$1,104,000	$1,128,000	$1,134,000	$875,000
Purchase commitments	5,539,000	323,000	2,608,000	2,608,000	—	—

Total contractual obligations	$10,846,000	$1,389,000	$3,712,000	$3,736,000	$1,134,000	$875,000

Operating Leases – The Company leases its principal facility under a noncancelable operating lease agreement, which expires in fiscal 2011.  The monthly rental payments on the facility lease increase based on a predetermined schedule.  The Company recognizes rent expense on a straight-line basis over the life of the lease.  Rent expense under operating leases were $1,057,000, $1,046,000 and $1,031,000 for fiscal 2006, 2005 and 2004, respectively.  In connection with its facilities lease agreement, the Company established a letter of credit for $410,000, which is secured by its line of credit.  See Note 7.

The Company also leases certain office equipment under operating lease agreements, which expire on various dates through fiscal 2009.

Purchase Commitments – In November 2003, the Company entered into an OEM agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase DIATRON hematology instruments.  Under the terms of the agreement, the Company is committed to purchase a minimum number of hematology units through fiscal 2009 from DIATRON once the product was qualified for sale, which occurred in May 2004.

Litigation– The Company is involved from time to time in various litigation matters in the normal course of business.  While the outcome of these proceedings and claims cannot be predicted with certainty, the Company believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.

9.	Retirement Plan

The Company has a tax deferred savings plan for the benefit of qualified employees.  The plan is designed to provide employees with an accumulation of funds at retirement.  Qualified employees may elect to have salary reduction contributions made to the plan on a bi-weekly basis.  The Company may make quarterly contributions to the plan at the discretion of the Board of Directors of the Company either in cash or in common stock.  Contributions to the deferred savings plan were $195,000, $94,000 and $162,000 in fiscal 2006, 2005 and 2004, respectively.

10.	Shareholders’ Equity

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

Common Stock Warrants – As of March 31, 2006, there were warrants to purchase 210,885 shares of common stock at a weighted average exercise price of $7.00 per share expiring at various dates through May 2007.  Warrants issued to purchase an aggregate of 113,385 shares of common stock were issued to service providers at a per share exercise price of $7.00 and warrants to purchase an aggregate of 97,500 shares of common stock were issued to purchasers of the Company’s Series E convertible preferred stock at a per share exercise price of $7.00.

Stock Option Plans

The Company’s stock-based compensation plans are described below.

2005 Equity Incentive Plan –The Company’s 2005 Equity Incentive Plan (the Equity Incentive Plan), restated and amended the 1998 Stock Option Plan.  The Equity Incentive Plan allowed for the awards of stock options, stock appreciation rights, stock awards (stock purchase rights and stock bonuses), restricted stock units, performance shares, performance units, other stock-based awards and cash-based awards to employees, directors and consultants.

1992 Outside Directors’ Stock Option Plan –Under the Company’s 1992 Outside Directors’ Stock Option Plan (the Directors’ Plan), options to purchase shares of common stock were automatically granted, annually, to directors of Abaxis who are not employees.  Options under the Directors’ Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant.  The time period for granting options under the 1992 Directors’ Plan expired in accordance with the terms of the Directors’ Plan in June 2002.

Activity under the Company’s stock option plans is summarized as follows:

	Options Outstanding

	Number of Shares	Weighted Average Exercise Price Per Share

Balance at April 1, 2003	2,508,795	$4.52
Granted (weighted average fair value of $3.57 per share)	573,750	5.91
Exercised	(266,327)	4.31
Canceled	(151,994)	3.71

Balance at March 31, 2004 (1,810,845 shares vested at a weighted average exercise price of $4.65 per share)	2,664,224	$4.88
Granted (weighted average fair value of $9.89 per share)	475,500	18.09
Exercised	(185,086)	4.38
Canceled	(191,311)	11.13

Balance at March 31, 2005 (2,087,629 shares vested at a weighted average exercise price of $4.82 per share)	2,763,327	$6.76
Granted (weighted average fair value of $4.31 per share)	60,000	7.89
Exercised	(173,736)	5.69
Canceled	(117,738)	8.71

Balance at March 31, 2006	2,531,853	$6.77

The following table summarizes information regarding stock options outstanding and exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable	Weighted Average Exercise Price Per Share

$ 1.50 - $ 1.88	257,339	2.76	$1.62	257,339	$1.62
$ 1.88 - $ 3.13	288,171	2.92	2.64	283,004	2.64
$ 3.20 - $ 3.85	340,590	7.05	3.84	243,636	3.84
$ 3.94 - $ 4.36	52,562	5.40	4.18	51,864	4.18
$ 4.50 - $ 4.87	437,388	5.03	4.86	437,388	4.86
$ 4.94 - $ 5.47	308,175	1.19	5.18	307,967	5.18
$ 5.50 - $ 7.88	308,629	4.46	6.75	304,828	6.76
$ 7.89 - $ 14.62	254,874	6.53	10.64	163,908	9.70
$ 14.74 - $ 21.65	279,125	8.04	20.80	261,607	21.11
$ 22.10 - $ 22.10	5,000	7.99	22.10	5,000	22.10

$ 1.50 - $ 22.10	2,531,853	4.79	$6.77	2,316,541	$6.61

At March 31, 2006, 884,481 shares of common stock were available for future grants under the Company’s Equity Incentive Plan.

Stock Option Acceleration – On December 5, 2005, the Board of Directors approved full acceleration of unvested stock options with an exercise price of $19.12 or greater previously granted under the Abaxis, Inc. 1998 Stock Option Plan held by Company officers and employees.  The primary purpose of the acceleration of vesting was to minimize future compensation expense the Company would otherwise recognize in its financial statements with respect to these accelerated options as a result of SFAS 123R.  The aggregate estimated compensation expense associated with these accelerated options that would have been recognized in its financial statements after adoption of SFAS 123R was approximately $1,067,000.  Options to purchase 144,810 shares of the Company’s common stock, including 126,873 shares held by the Company’s executive officers, became immediately exercisable as of December 5, 2005.

Stock-Based Compensation – During fiscal 2006, the Company recorded a reduction of $12,000 in stock-based compensation expense as an adjustment for an option granted prior to fiscal 2006.  During fiscal 2005 and 2004, the Company recorded $40,000 and $24,000, respectively, of stock-based compensation expense for option grants.

11.	Net Income Per Share

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding.  Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding.

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share:

	Year Ended March 31,

	2006	2005	2004

Numerator:
Net income	$7,475,000	$4,851,000	$24,033,000
Preferred dividends	—	—	(419,000)

Net income attributable to common shareholders	$7,475,000	$4,851,000	$23,614,000

Denominator:
Weighted average common shares outstanding - basic	19,985,000	19,696,000	18,128,000
Weighted average effect of dilutive securities:
Stock options	1,374,000	1,721,000	1,810,000
Common stock warrants	133,000	245,000	449,000

Weighted average common shares outstanding - diluted	21,492,000	21,662,000	20,387,000

Net income per share:
Basic net income per share	$0.37	$0.25	$1.30

Diluted net income per share	$0.35	$0.22	$1.16

The Company excludes options and warrants from the computation of diluted weighted average shares outstanding if the exercise price of the options and warrants is greater than the average market price of the shares because the inclusion of these options and warrants would be antidilutive to earnings per share.  Accordingly, options and warrants to purchase 291,000 shares, 318,000 shares and 26,000 shares, respectively, at weighted average exercise prices of $20.70, $20.69 and $16.31, respectively, were excluded from the computation of diluted weighted average shares outstanding during fiscal 2006, 2005 and 2004, respectively.

12.	Income Tax Provision (Benefit)

The components of the Company’s income tax provision (benefit) is summarized as follows:

	Year Ended March 31,

	2006	2005	2004

Current:
Federal	$169,000	$68,000	$118,000
State	110,000	210,000	124,000

Total current	279,000	278,000	242,000

Deferred:
Federal	3,518,000	2,232,000	(18,124,000)
State	247,000	4,000	(1,326,000)

Total deferred	3,765,000	2,236,000	(19,450,000)

Total provision (benefit)	$4,044,000	$2,514,000	$(19,208,000)

The Company’s amount of income tax provision recorded during fiscal 2006, 2005 and 2004 differs from the amount using the Federal statutory rate (35%) primarily due to the following:

	Year Ended March 31,

	2006	2005	2004

Taxes at federal income tax rate	$4,032,000	$2,578,000	$1,689,000
State taxes, net of federal benefits	476,000	152,000	285,000
Credits	(174,000)	(215,000)	(31,000)
Valuation allowance	—	—	(21,296,000)
Extraterritorial income exclusion	(80,000)	(77,000)	—
Other	(210,000)	76,000	145,000

	$4,044,000	$2,514,000	$(19,208,000)

Significant components of the Company’s deferred tax assets are as follows:

	Year Ended March 31,

	2006	2005	2004

Deferred tax assets:
Net operating loss carryforwards	$11,770,000	$15,564,000	$17,345,000
Research and development tax credit carryforwards	4,287,000	3,454,000	3,151,000
Capitalized research and development	105,000	219,000	345,000
Deferred warranty	625,000	612,000	301,000
Accrued vacation	320,000	195,000	225,000
Other	878,000	1,022,000	786,000
Valuation allowance for deferred tax assets	(543,000)	(678,000)	(749,000)

Total deferred tax assets	17,442,000	20,388,000	21,404,000

Deferred tax liabilities:
Depreciation	$(935,000)	$(615,000)	$(107,000)
Other	(88,000)	(64,000)	(64,000)

Total deferred tax liabilities	(1,023,000)	(679,000)	(171,000)

Net deferred tax assets	$16,419,000	$19,709,000	$21,233,000

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

As of March 31, 2006, the valuation allowance is $543,000 and is attributable to federal research and development tax credits which expire in fiscal years 2007 through 2008.  The change in valuation allowance for fiscal 2005 and 2006 is due to the expiration of federal research and development tax credits for which a valuation allowance had previously been established.  As of March 31, 2006, the Company had federal net operating loss carryforwards of $33,627,000.  There is no California net operating loss carryforward.  The federal net operating loss carryforwards will expire at various dates from fiscal years 2009 through 2023, if not utilized.  The Company also had federal and state research and development tax credit carryforwards of $2,684,000 and $1,140,000, respectively.  The federal research and development tax credit carryforward will expire at various dates from fiscal years 2007 through 2026, if not utilized.  The California research and development tax credit will carryforward indefinitely.

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

13.	Product Category, Customer and Geographic Information

The Company currently operates in one segment, which develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to clinicians with rapid blood constituent measurement requirements.  The following is a summary of revenues from external customers for each group of products and services provided by the Company:

	Year Ended March 31,

	2006	2005	2004

Instruments	$21,864,000	$17,203,000	$16,194,000
Reagent discs and kits	41,606,000	32,921,000	28,144,000
Other	4,086,000	2,340,000	2,261,000

Product sales, net	67,556,000	52,464,000	46,599,000
Development and licensing revenue	1,372,000	294,000	275,000

Total revenues	$68,928,000	$52,758,000	$46,874,000

The following is a summary of revenues by customer group:

	Year Ended March 31,

	2006	2005	2004

Medical Market	$10,888,000	$8,095,000	$7,119,000
Veterinary Market	53,841,000	42,806,000	37,875,000
Other	4,199,000	1,857,000	1,880,000

Total revenues	$68,928,000	$52,758,000	$46,874,000

The following is a summary of revenues by geographic region based on customer location:

	Year Ended March 31,

	2006	2005	2004

United States	$58,747,000	$45,059,000	$40,232,000
Europe	7,354,000	5,915,000	4,773,000
Asia and Latin America	2,827,000	1,784,000	1,869,000

Total revenues	$68,928,000	$52,758,000	$46,874,000

Two distributors, Henry Schein and DVM Resources accounted for 17% and 13%, respectively, of total revenues for fiscal 2006.

Two distributors, DVM Resources and Vedco, Inc. accounted for 17% and 14%, respectively, of total revenues for fiscal 2005, and 16% and 27%, respectively, of total revenues for fiscal 2004.

Substantially all of the Company’s long-lived assets are located in the United States.

14.	Quarterly Results of Operations (Unaudited)

The following is a summary of the unaudited quarterly results of operations for fiscal 2006 and 2005 (in thousands, except per share data):

	Quarter Ended

	June 30	September 30	December 31	March 31

Fiscal Year Ended March 31, 2006:
Revenues	$14,273	$17,413	$17,444	$19,798
Gross profit	$7,827	$10,092	$9,839	$11,095
Net income	$1,001	$2,298	$1,851	$2,325

Net income per share - basic	$0.05	$0.12	$0.09	$0.12

Net income per share - diluted	$0.05	$0.11	$0.09	$0.11

Fiscal Year Ended March 31, 2005:
Revenues	$13,242	$13,635	$12,063	$13,818
Gross profit	$7,168	$7,367	$6,069	$7,343
Net income	$1,434	$1,341	$770	$1,306

Net income per share - basic	$0.07	$0.07	$0.04	$0.07

Net income per share - diluted	$0.07	$0.06	$0.04	$0.06

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On August 25, 2005, the Company’s Audit Committee approved the decision to change independent registered public accounting firms.  The Company engaged Burr, Pilger & Mayer LLP as its independent registered public accounting firm to audit the Company’s financial statements and internal control over financial reporting for the fiscal year ended March 31, 2006 and dismissed Deloitte & Touche LLP as its independent registered public accounting firm.  During the fiscal years ended March 31, 2005 and 2004 and through August 25, 2005, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of such disagreements in connection with its audit report.  In addition, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except that on June 13, 2005, Deloitte & Touche LLP advised the Company’s Audit Committee of a material weakness in internal control over financial reporting related to provision for income taxes as disclosed in the Company’s Form 10-K for the fiscal year ended March 31, 2005.

Item 9A.  Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures.  Based on our management’s evaluation, with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, the Company’s management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2006.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006 as stated in their report which appears below.

Changes in Internal Control over Financial Reporting

As of March 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting identified a material weakness relating to the Company’s income tax provision process.  During the quarter ended March 31, 2006, and in connection with the preparation of our financial statements for the year ended March 31, 2006, we implemented compensating controls and procedures relating to the income tax provision process to address the material weakness that had been identified in fiscal 2005.  The compensating controls and procedures implemented during the fourth quarter ended March 31, 2006 consisted of the following:

•	Documentation to the Company’s internal control over financial reporting the detailed review of our annual income tax provision and reporting prepared by our tax consultants.

•

Establish an annual training program for accounting personnel responsible for the income tax provision process to ensure that accounting personnel with the adequate experience, skills and knowledge are directly involved in the review and evaluation of tax accounting and reporting.

As of March 31, 2006, the Company had remediated the controls that led to prior year’s material weakness, pertaining to a design deficiency relating to the provision of income tax provision.

Except as discussed above, there were no changes in the Company’s internal control over financial reporting during its most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect its internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Stockholders
of Abaxis, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, that Abaxis, Inc. (the “Company”) maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Abaxis, Inc. maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Abaxis, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Abaxis, Inc. as of March 31, 2006, and the related statements of operations, shareholders’ equity and comprehensive income, and cash flows for the year then ended, and the related financial statement schedule, as of and for the year ended March 31, 2006, and our report dated June 13, 2006 expressed an unqualified opinion on those financial statements.

/s/ Burr, Pilger & Mayer LLP

Palo Alto, California June 13, 2006

Item 9B.  Other Information

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

The following table sets forth certain information concerning our directors and executive officers:

Name	Age	Title

Clinton H. Severson	58	Chairman of the Board, President and Chief Executive Officer

Richard J. Bastiani, Ph.D. (1)(2)	63	Director

Henk J. Evenhuis (1)	63	Director

Brenton G. A. Hanlon (1) (2)	60	Director

Prithipal Singh, Ph.D. (1)	67	Director

Ernest S. Tucker, III, M.D. (1)	73	Director

Alberto R. Santa Ines	59	Chief Financial Officer and Vice President of Finance

Robert B. Milder	56	Chief Operations Officer

Kenneth P. Aron, Ph.D.	53	Vice President of Research and Development

Christopher M. Bernard	38	Vice President of Sales and Marketing for the Domestic Medical Market

Vladimir E. Ostoich, Ph.D.	60	Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim, Founder

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee

Clinton H. Severson has served as our President, Chief Executive Officer and one of our directors since June 1996.  He was appointed Chairman of the Board in May 1998.  From February 1989 to May 1996, Mr. Severson served as President and Chief Executive Officer of MAST Immunosystems, Inc., a privately held medical diagnostic company.

Richard J. Bastiani, Ph.D. joined our Board of Directors in September 1995.  Dr.  Bastiani currently serves as Chairman of the Board of Directors of Response Biomedical Corporation.  From 1998 to 2005, Dr. Bastiani served as Chairman of the Board of Directors of ID Biomedical Corporation (NASDAQ: IDBE), after he was appointed to the Board of Directors of ID Biomedical Corporation in October 1996.  Dr. Bastiani was President of Dendreon (NASDAQ: DNDN), a biotechnology company from September 1995 to September 1998.  From 1971 until 1995, Dr. Bastiani held a number of positions with Syva Company, a diagnostic company, including as President from 1991 until Syva was acquired by a subsidiary of Hoechst AG of Germany in 1995.  Dr. Bastiani is also a member of the board of directors of two privately held companies.

Henk J. Evenhuis joined our Board of Directors in November 2002.  Mr. Evenhuis currently serves on the Board of Directors of Credence Systems Corporation (NASDAQ: CMOS), a semiconductor equipment manufacturer.  Mr. Evenhuis served as Chief Financial Officer of Fair Isaac Corporation (NYSE: FIC), a global provider of analytic software products to the financial services, insurance and health care industries from October 1999 to October 2002.  From 1987 to 1998, he was Executive Vice President and Chief Financial Officer of Lam Research Corporation (NASDAQ: LRCX), a semiconductor equipment manufacturer.

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

Kenneth P. Aron, Ph.D. joined us in February 2000 as Vice President of Research and Development.  From April 1998 to November 1999, Dr. Aron was Vice President of Engineering and Technology of Incyte Pharmaceuticals (NASDAQ: INCY), a genomic information company.  From April 1996 to April 1998, Dr. Aron was Vice President of Research, Development and Engineering for Cardiogenesis Corporation (NASDAQ: CGCP), a manufacturer of laser-based cardiology surgical products.

Christopher M. Bernard joined us in November 2005 as Vice President of Marketing and Sales for the Domestic Medical Market.  From September 2000 to October 2005, Mr. Bernard served as Regional Business Director for Cytyc Corporation (NASDAQ: CYTC), a manufacturer of medical products primarily focused on women’s health.  From December 1995 to August 2000, Mr. Bernard held various sales and sales management positions at Cytyc Corporation.

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

Based solely on our review of the copies of Forms 3, 4 and 5 and amendments thereto received by us, we believe that during the period from April 1, 2005 through March 31, 2006, our officers and directors complied with all applicable filing requirements except with respect to one late filing by Mr. Vladimir Ostoich, an Executive Officer.

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

Employment Agreements

In August 2005, we entered into an employment agreement with Clinton H. Severson, our President, Chief Executive Officer, and Chairman of our Board of Directors, which provides Mr. Severson with two years of salary, bonus and benefits if his employment with us is terminated for other than cause.  Mr. Severson’s employment agreement provides for an annual salary of $312,000 and a bonus base of $385,000.  The bonus base is adjusted accordingly upon meeting certain performance criteria.  The salary and bonus payments are subject to applicable withholding, in accordance with Abaxis’ normal payroll procedures and are also subject to periodic review and adjustment in accordance with Abaxis’ salary review policies/practices then in effect for its senior management.  Mr. Severson’s employment agreement was filed with the SEC as an exhibit to our Form 10-Q for the period ended June 30, 2005.

Item 11.  Executive Compensation

The following table sets forth information concerning the compensation during fiscal 2006, 2005 and 2004 of our Chief Executive Officer and our four other most highly compensated executive officers whose total salary and bonus for our fiscal 2006 exceeded $100,000, for services in all capacities to us, during our fiscal 2006.

Summary Compensation Table

		Annual Compensation ($)			Long-Term Compensation Awards

Name and Principal Position	Fiscal Year	Salary	Bonus (1)		Securities Underlying Options (#)

Clinton H. Severson	2006	$311,000	$556,000		—
President, Chief Executive Officer and	2005	300,000	245,000		50,000
Chairman of the Board	2004	285,000	461,000		50,000
Alberto R. Santa Ines	2006	$166,000	$318,000		—
Chief Financial Officer and Vice President of	2005	160,000	158,000		40,000
Finance	2004	150,000	406,000	(2)	40,000
Robert B. Milder	2006	$192,000	$376,000		—
Chief Operations Officer	2005	185,000	189,000		40,000
	2004	175,000	360,000		40,000
Kenneth P. Aron, Ph.D.	2006	$176,000	$318,000		—
Vice President of Research and Development	2005	170,000	158,000		40,000
	2004	160,000	302,000		40,000
Vladimir E. Ostoich, Ph.D.	2006	$186,000	$318,000		—
Vice President of Government Affairs and Vice	2005	180,000	158,000		40,000
President of Marketing for the Pacific Rim	2004	170,000	302,000		40,000

(1)	Represents bonuses earned during the fiscal year.
(2)	Includes $113,000 in connection with an Employee Retention Incentive Agreement.

Stock Option Grants

There were no stock options granted to the persons named in the Summary Compensation Table during fiscal 2006.

Stock Option Exercises

The following table shows stock option exercises and the number and value of unexercised stock options held by the persons named in the Summary Compensation Table during the fiscal year ended March 31, 2006.

Option Exercises in Fiscal 2006 and Option Values at March 31, 2006

	Shares Acquired on Exercise (#)	Value Realized ($) (1)	Number of Unexercised Options at March 31, 2006 (#) (2)		Value of Unexercised In-the-Money Options at March 31, 2006 ($) (3)

Name			Exercisable	Unexercisable	Exercisable	Unexercisable

Clinton H. Severson	—	—	750,458	13,542	$13,240,000	$255,000
Alberto R. Santa Ines	—	—	154,000	15,000	$2,126,000	$286,000
Robert B. Milder	—	—	258,167	10,833	$3,991,000	$204,000
Kenneth P. Aron, Ph.D.	—	—	233,667	10,833	$3,284,000	$204,000
Vladimir E. Ostoich, Ph.D.	30,000	$339,000	238,667	10,833	$3,605,000	$204,000

(1)	Amounts shown under the column “Value Realized” are based on the fair market value of our common stock on the exercise date as reported on the Nasdaq National Market less the aggregate exercise price.

(2)

Options to purchase our common stock generally vest as to one-fourth of the option grant on the first anniversary of the date of grant and 1/48 per month thereafter for each full month of the optionee’s continuous employment with Abaxis.  All options are exercisable only to the extent vested.

(3)

The value of the unexercised in-the-money options is based on the reported closing price of our common stock ($22.68 per share) on the Nasdaq National Market on March 31, 2006, the last trading day of our fiscal year ended March 31, 2006, and is net of the exercise price of such options.

Compensation of Directors

In fiscal 2006, non-employee directors received an annual retainer of $12,000; the Chairman of the Audit Committee received an annual supplement of $5,000; and the Chairman of the Compensation Committee received an annual supplement of $2,000 for their service in such capacities.

In fiscal 2006, all non-employee directors received $1,250 for attendance at each meeting of the Board of Directors.  In addition, members of the Audit Committee and Compensation Committee received $1,000 for their attendance at the committee meetings.  Non-employee directors also received reimbursement of reasonable travel expenses incurred.

Change of Control Arrangements

Our 1992 Outside Directors Stock Option Plan provide that, in the event of a transfer of control of Abaxis, the surviving, continuing, successor or purchasing corporation or a parent corporation thereof, as the case may be, which is referred to as the acquiring corporation, shall either assume our rights and obligations under stock option agreements outstanding under our option plans or substitute options for the acquiring corporation’s stock for such outstanding options.  In the event the acquiring corporation elects not to assume or substitute for such outstanding options in connection with a merger constituting a transfer of control, our Board shall provide that any unexercisable and/or unvested portion of the outstanding options shall be immediately exercisable and vested as of a date prior to the transfer of control, as our Board so determines.  Any options which are neither assumed by the acquiring corporation, nor exercised as of the date of the transfer of control, shall terminate effective as of the date of the transfer of control.  Options which are assumed by the acquiring corporation shall become exercisable and vested as provided under the relevant stock option agreements under the option plans, unless the acquiring corporation terminates the option holder under certain circumstances defined in the option plans.  Under such circumstances, the holder’s options shall become immediately exercisable and vested as of the date of termination.

Under our 2005 Equity Incentive Plan, in the event of a “change in control,” as such term is defined by the Equity Incentive Plan, the surviving, continuing, successor or purchasing entity or its parent may, without the consent of any participant, either assume or continue in effect any or all outstanding options and stock appreciation rights or substitute substantially equivalent options or rights for its stock.  Any options or stock appreciation rights which are not assumed or continued in connection with a change in control or exercised prior to the change in control will terminate effective as of the time of the change in control.  The Compensation Committee may provide for the acceleration of vesting of any or all outstanding options or stock appreciation rights upon such terms and to such extent as it determines.  The Equity Incentive Plan also authorizes the Compensation Committee, in its discretion and without the consent of any participant, to cancel each or any outstanding option or stock appreciation right upon a change in control in exchange for a payment to the participant with respect to each vested share (and each unvested share if so determined by the Compensation Committee) subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share under the award.  The Compensation Committee, in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of any stock award, restricted stock unit award, performance share or performance unit, cash-based award or other stock-based award held by a participant upon such conditions and to such extent as determined by the Compensation Committee.  It is currently anticipated that awards granted to executive officers will accelerate fully on a change of control.  The vesting of non-employee director awards granted under the Equity Incentive Plan automatically will accelerate in full upon a change in control.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

To our knowledge, the following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 31, 2006 by (i) the persons named in the Summary Compensation Table, (ii) each of our directors, (iii) all of our executive officers and directors as a group and (iv) each person who is known by Abaxis to beneficially own more than 5% of Abaxis’ common stock.  The persons named in the table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Abaxis Common Stock Outstanding (1)

Wasatch Advisors, Inc. (3)	2,164,792	10.8%
AXA (as a group) (4)	1,237,071	6.1%
Executive Officers: (2)
Clinton H. Severson (5)	922,541	4.6%
Vladimir E. Ostoich, Ph.D. (6)	502,411	2.5%
Robert B. Milder (7)	311,699	1.5%
Kenneth P. Aron, Ph.D. (8)	244,583	1.2%
Alberto R. Santa Ines (9)	175,680	*
Outside Directors: (2)
Richard J. Bastiani, Ph.D. (10)	70,000	*
Henk J. Evenhuis (11)	18,000	*
Brenton G. A. Hanlon (12)	37,000	*
Prithipal Singh, Ph.D. (13)	36,000	*
Ernest S. Tucker, III, M.D. (14)	27,000	*
Executive officers and directors as a group (10 persons) (15)	2,344,914	11.6%

* Less than 1%

(1)	The percentages shown in this column are calculated from the 20,135,337 shares of common stock outstanding on March 31, 2006.

(2)	The business address of the beneficial owner listed is c/o Abaxis, Inc., 3240 Whipple Road, Union City, CA 94587.

(3)

Based on information set forth in a Schedule 13G/A filed with the Securities and Exchange Commission on February 14, 2006 by Wasatch Advisors, Inc., reporting sole power to vote and dispose of 2,164,792 shares. The business address for Wasatch Advisors, Inc. is 150 Social Hall Avenue, Salt Lake City, UT 84111.

(4)

Based on information set forth in a Schedule 13G filed with the Securities and Exchange Commission on February 14, 2006 by AXA Financial, Inc., AXA Assurances I.A.R.D Mutuelle, AXA Assurances Vie Mutuelle, AXA Courtage Assurance Mutuelle, and AXA.  As a group, reporting sole power to vote and dispose 1,102,361 and 1,237,071 shares, respectively.

The business address for AXA Financial, Inc is 1290 Avenue of the Americas, New York, New York 10104; for AXA Assurances I.A.R.D Mutuelle, AXA Assurances Vie Mutuelle, AXA Courtage Assurance Mutuelle is 26, rue Drouot, 75009 Paris, France; and for AXA is 25, avenue Matignon, 75008 Paris, France.

(5)	Includes:
	•	169,999 shares; and
	•	752,542 shares subject to stock options exercisable by Mr. Severson within sixty days of March 31, 2006.

(6)	Includes:
	•	83,750 shares;
	•	31,500 shares held by Dr. Ostoich’s IRA;
	•	29,500 shares held by Mrs. Ostoich’s IRA;
	•	117,328 shares held by the Vladimir Ostoich and Liliana Ostoich Trust Fund, for the benefit of Dr. Ostoich and his wife; and
	•	240,333 shares subject to stock options exercisable by Dr. Ostoich within sixty days of March 31, 2006.

(7)	Includes:
	•	51,866 shares; and
	•	259,833 shares subject to stock options exercisable by Mr. Milder within sixty days of March 31, 2006.

(8)	Includes:
	•	9,250 shares; and
	•	235,333 shares subject to stock options exercisable by Dr. Aron within sixty days of March 31, 2006.

(9)	Includes:
	•	17,930 shares; and
	•	157,750 shares subject to stock options exercisable by Mr. Santa Ines within sixty days of March 31, 2006.

(10)	Includes:
	•	42,000 shares; and
	•	28,000 shares subject to stock options exercisable by Dr. Bastiani within sixty days of March 31, 2006.

(11)	Includes
	•	18,000 shares subject to stock options exercisable by Mr. Evenhuis within sixty days of March 31, 2006.

(12)	Includes:
	•	9,000 shares; and
	•	28,000 shares subject to stock options exercisable by Mr. Hanlon within sixty days of March 31, 2006.

(13)	Includes:
	•	10,000 shares; and
	•	26,000 shares subject to stock options exercisable by Dr. Singh within sixty days of March 31, 2006.

(14)	Includes:
	•	27,000 shares subject to stock options exercisable by Dr. Tucker within sixty days of March 31, 2006.

(15)	Includes:
	•	572,123 shares; and
	•	1,772,791 shares subject to stock options exercisable within sixty days of March 31, 2006.

Item 13.  Certain Relationships and Related Transactions

None.

Item 14.  Principal Accountant Fees and Services

For the fiscal year ended March 31, 2006 and 2005, our independent registered public accounting firms, Burr, Pilger & Mayer LLP and Deloitte & Touche LLP billed the approximate fees set forth below.

	Year Ended March 31,

	2006	2005

Audit Fees (1)	$797,000	$740,000
Audit-Related Fees	—	—
Tax Fees (2)	—	11,000
All Other Fees (3)	67,000	1,000

Total All Fees	$864,000	$752,000

(1)

Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements, including attestation services related to Section 404 of the Sarbanes-Oxley Act of 2002.  For the fiscal year ended March 31, 2006 and 2005, professional services provided by Deloitte & Touche LLP were $270,000 and $740,000, respectively.  For the fiscal year ended March 31, 2006 and 2005, professional services provided by Burr, Pilger & Mayer LLP were $527,000 and $0, respectively.

(2)

Tax fees consist of fees billed for professional services rendered for tax compliance and tax advice.  For the fiscal year ended March 31, 2005, professional services provided by Deloitte & Touche LLP were $11,000.

(3)

All other fees consist of fees for products and services other than the services reported above.  For the fiscal year ended March 31, 2006, this category consisted of $67,000 for professional services provided by Deloitte & Touche LLP, primarily related to the preparation of tax returns and various other services after their dismissal in August 2005.  For the fiscal year ended March 31, 2005, this category consisted of a subscription to accounting and financial disclosure literature paid to Deloitte & Touche LLP.

The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for the Company by the independent registered public accounting firm.  The Audit Committee has considered the role of Burr, Pilger & Mayer LLP in providing audit and audit-related services to Abaxis and has concluded that such services are compatible with Burr, Pilger & Mayer LLP’s role as Abaxis’ independent registered public accounting firm.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  The following financial statements, schedules and exhibits are filed as part of this report:

1.	Financial Statements - The Financial Statements required by this item are listed on the Index to Financial Statements in Part II, Item 8 of this report.

2.	Financial Statement Schedules -

• Schedule II – Valuation and Qualifying Accounts and Reserves

• Other financial statement schedules are not included because they are not required or the information is otherwise shown in the financial statements or notes thereto.

3.	Exhibits - The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this report.

Abaxis, Inc.
Schedule II
Valuation and Qualifying Accounts and Reserves

Description	Balance at Beginning of Year	Additions Charged to Expenses	Deductions from Reserves	Balance at End of Year

Year ended March 31, 2006:
Reserve for Doubtful Accounts	$204,000	$83,000	$178,000	$109,000
Reserve for Sales Allowances	278,000	549,000	593,000	234,000

Total Reserve for Doubtful Accounts & Sales Allowances	$482,000	$632,000	$771,000	$343,000

Year ended March 31, 2005:
Reserve for Doubtful Accounts	$175,000	$39,000	$10,000	$204,000
Reserve for Sales Allowances	82,000	578,000	382,000	278,000

Total Reserve for Doubtful Accounts & Sales Allowances	$257,000	$617,000	$392,000	$482,000

Year ended March 31, 2004:
Reserve for Doubtful Accounts	$141,000	$73,000	$39,000	$175,000
Reserve for Sales Allowances	126,000	513,000	557,000	82,000

Total Reserve for Doubtful Accounts & Sales Allowances	$267,000	$586,000	$596,000	$257,000

Exhibit Index

Exhibit No.	Description of Document

3.1	Restated Articles of Incorporation (4)

3.2	By-laws (2)

4.2	Form of Warrant Agreement issued to purchasers of Series D Convertible Preferred Stock(6)

4.4	Registration Rights Agreement dated as of March 29, 2002 (8)

4.5	Form of Warrant Agreement issued to purchasers of Series E Convertible Preferred Stock(8)

10.5	1989 Stock Option Plan, as amended and restated as the 1998 Stock Option Plan (3)

10.6	1992 Outside Directors Stock Option Plan and forms of agreement (4)

10.7	401(k) Defined Contribution Plan (2)

10.8	Licensing agreement between the Company and Pharmacia Biotech, Inc. dated October 1, 1994 (1)(5)

10.9	Lease Agreement with Principal Development Investors, LLC, dated June 21, 2000 (7)

10.10	Loan and Security Agreement with Comerica Bank - California dated March 13, 2002 (9)

10.11	First and Second Modification to Loan and Security Agreement with Comerica Bank - California dated March 29, 2002 (9)

10.12	Loan Revision/Extension Agreement with Comerica Bank - California dated March 29, 2002 (9)

10.13	Loan Revision/Extension Agreement with Comerica Bank - California dated September 23, 2002 (10)

10.14	Letter Setting Forth Additional Terms of Relationship Between Abaxis and Pharmacia Biotech dated as of June 9, 1997 (1) (10)

10.15	Manufacturing and Supply Agreement by and between Diatron Messtechnik GmbH and Abaxis, dated November 13, 2003 (1) (14)

10.16	Distribution Agreement by and between Scil Animal Care Company GmbH and Abaxis, Inc., dated September 1, 2001 (12)

10.17	Loan and Security Agreement by and between Abaxis and Comerica Bank-California dated as of September 8, 2003 (11)

10.18	First Modification to Business Loan Agreement with Comerica Bank - California dated September 15, 2004 (13)

10.19	Distribution Agreement by and between the Veterinary Division of Henry Schein and Abaxis, Inc., dated April 4, 2004 (15) +

10.20	Employment Agreement with Mr. Clinton H. Severson dated July 11, 2005 (15)

10.21	2005 Equity Incentive Plan, including related agreements and forms

21.1	Subsidiaries of Registrant

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Confidential treatment of certain portions of these agreements has been granted by the Securities and Exchange Commission.

(2)	Incorporated by reference from Registration Statement No. 33-44326 filed December 11, 1991.

(3)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004.

(4)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 1993.

(5)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1994.

(6)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K on October 19, 2000.

(7)	Incorporated by reference to the exhibit filed with our Registration Statement on Form S-3 on January 10, 2001.

(8)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K on May 13, 2002.

(9)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(10)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

(11)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(12)

Incorporated by reference to the exhibit filed with Amendment Number One to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002, as filed with the Security and Exchange Commission on December 24, 2002.

(13)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

(14)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 2004.

(15)	Incorporated by reference to the exhibit filed with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005.

+ Confidential treatment of certain portions of this agreement has been requested from the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2006.

ABAXIS, INC.

By	/s/ Clinton H. Severson

Clinton H. Severson
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Severson	President, Chief Executive Officer and Director	June 14, 2006
(Principal Executive Officer)
Clinton H. Severson

/s/ Alberto R. Santa Ines	Chief Financial Officer and Vice President of Finance	June 14, 2006
(Principal Financial and Accounting Officer)
Alberto R. Santa Ines

/s/ Richard J. Bastiani, Ph.D.	Director	June 14, 2006

Richard J. Bastiani

/s/ Henk J. Evenhuis	Director	June 14, 2006

Henk J. Evenhuis

/s/ Brenton G. A. Hanlon	Director	June 14, 2006

Brenton G. A. Hanlon

/s/ Prithipal Singh, Ph.D.	Director	June 14, 2006

Prithipal Singh, Ph.D.

/s/ Ernest S. Tucker III	Director	June 14, 2006

Ernest S. Tucker III