Form 10-Q
period 2006-06-30
ABAXIS INC
filed 2006-08-09
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of August 4, 2006, there were 20,575,625 shares of the Registrant’s common stock outstanding.

ABAXIS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended June 30, 2006

PART I:  FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements (Unaudited)

Abaxis, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,

	2006	2005

Revenues	$20,358,000	$14,273,000
Cost of revenues (1)	8,921,000	6,446,000

Gross profit	11,437,000	7,827,000

Operating expenses:
Research and development (1)	1,717,000	1,632,000
Sales and marketing (1)	4,471,000	3,221,000
General and administrative (1)	1,584,000	1,454,000

Total operating expenses	7,772,000	6,307,000

Income from operations	3,665,000	1,520,000
Interest and other income	340,000	66,000
Interest and other expense	(4,000)	(13,000)

Income before income taxes	4,001,000	1,573,000
Income tax provision	1,600,000	572,000

Net income	$2,401,000	$1,001,000

Net income per share:
Basic net income per share	$0.12	$0.05

Diluted net income per share	$0.11	$0.05

Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	20,268,000	19,897,000

Weighted average common shares outstanding - diluted	21,758,000	21,120,000

Share-based compensation expense by function (1)
Cost of revenues	$20,000
Research and development	27,000
Sales and marketing	77,000
General and administrative	66,000

Total share-based compensation expense	$190,000

(1) Cost of revenues and operating expenses for the three months ended June 30, 2006 include share-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R), which the Company adopted on April 1, 2006.  See Note 6 to the unaudited condensed financial statements for additional information.

See notes to the unaudited condensed financial statements.

Abaxis, Inc.
Condensed Balance Sheets
(Unaudited)

	June 30, 2006	March 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$9,220,000	$10,164,000
Short-term investments	26,701,000	20,372,000
Trade receivables (net of allowances of $389,000 at June 30, 2006 and $343,000 at March 31, 2006)	13,608,000	14,638,000
Inventories	10,462,000	10,396,000
Prepaid expenses	1,216,000	446,000
Net deferred tax asset - current	4,256,000	4,294,000

Total current assets	65,463,000	60,310,000
Property and equipment, net	10,221,000	10,038,000
Intangible assets, net	506,000	525,000
Deposits and other assets	68,000	80,000
Net deferred tax asset - non-current	10,679,000	12,125,000

Total assets	$86,937,000	$83,078,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,332,000	$4,614,000
Accrued payroll and related expenses	3,304,000	3,890,000
Other accrued liabilities	778,000	705,000
Warranty reserve	294,000	213,000
Deferred revenue	841,000	939,000

Total current liabilities	9,549,000	10,361,000

Deferred rent	442,000	478,000
Deferred revenue, less current portion	938,000	938,000
Other long-term liabilities	197,000	263,000

Total non-current liabilities	1,577,000	1,679,000

Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, no par value: authorized shares - 5,000,000; no shares issued and outstanding	—	—
Common stock, no par value: authorized shares - 35,000,000; issued and outstanding shares - 20,538,321 at June 30, 2006 and 20,135,337 at March 31, 2006	98,822,000	96,506,000
Accumulated deficit	(23,142,000)	(25,543,000)
Accumulated other comprehensive income	131,000	75,000

Total shareholders’ equity	75,811,000	71,038,000

Total liabilities and shareholders’ equity	$86,937,000	$83,078,000

See notes to the unaudited condensed financial statements.

Abaxis, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,

	2006	2005

Operating activities:
Net income	$2,401,000	$1,001,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	626,000	514,000
Loss on disposal of property and equipment	2,000	—
Share-based compensation expense	190,000	(12,000)
Tax benefit from exercises of share-based payment awards	—	19,000
Changes in assets and liabilities:
Trade receivables	1,030,000	117,000
Inventories	(53,000)	(488,000)
Prepaid expenses	(770,000)	54,000
Net deferred tax assets - current	1,000	478,000
Deposits and other assets	12,000	6,000
Net deferred tax assets - non-current	1,446,000	—
Accounts payable	(282,000)	(277,000)
Accrued payroll and related expenses	(586,000)	382,000
Other accrued liabilities	73,000	398,000
Warranty reserve	81,000	46,000
Deferred rent	(36,000)	7,000
Deferred revenue	(98,000)	(244,000)
Other long-term liabilities	(66,000)	22,000

Net cash provided by operating activities	3,971,000	2,023,000

Investing activities:
Purchase of short-term investments	(20,524,000)	—
Proceeds from maturities of short-term investments	14,288,000	—
Purchase of property and equipment	(805,000)	(666,000)

Net cash used in investing activities	(7,041,000)	(666,000)

Financing activities:
Repayment of capital lease obligations	—	(5,000)
Exercise of common stock options	2,126,000	46,000

Net cash provided by financing activities	2,126,000	41,000

Net increase (decrease) in cash and cash equivalents	(944,000)	1,398,000
Cash and cash equivalents at beginning of period	10,164,000	5,776,000

Cash and cash equivalents at end of period	$9,220,000	$7,174,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,000	$1,000

Cash paid for income taxes, net of refunds	$157,000	$50,000

Supplemental disclosure of non-cash information:
Change in unrealized gains on short-term investments, net of tax	$56,000	$59,000

See notes to the unaudited condensed financial statements.

Abaxis, Inc.
Notes to the Condensed Financial Statements
(Unaudited)

Note 1.	Summary of Significant Accounting Policies

Description of Business-Abaxis, Inc. (“the Company”) was incorporated in California in 1989 for the purpose of developing, manufacturing and marketing portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurements.

Basis of Presentation- The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.  The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the period ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2007 or for any future period.

Reclassifications- Certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentation.  These reclassifications had no material impact on previously reported results of operations.

Use of Estimates in Preparation of Financial Statements- The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Such management estimates include allowance for doubtful accounts, sales and other allowances, warranty reserves, inventory reserves, and a valuation allowance for net deferred tax assets.  Actual results could differ from those estimates.

Recent Accounting Pronouncements- In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”).  SFAS 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123,”) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB No. 123” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  During 2005, the FASB also issued Staff Positions No. FAS 123(R)-1, -2, and -3 to provide application guidance related to SFAS No. 123(R).  SFAS No. 123(R) requires all share-based compensation to employees and directors to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.

Prior to April 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB No. 25 and other related guidance and therefore, no employee compensation cost had been recognized for stock-based awards in financial statements prior to fiscal 2007 because the Company issued stock options with an exercise price equal to the market value at the date of grant.

On April 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method and accordingly, prior period financial statements have not been restated to reflect the impact of SFAS 123(R).  SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock units based on their fair values, in its results of operations.  The share-based compensation expense includes expense for unvested awards at March 31, 2006 and all awards granted subsequent to March 31, 2006.  Share-based compensation expense for the unvested awards outstanding at March 31, 2006 is based on the grant-date fair value as used in calculating the pro forma disclosures in prior period financial statements in accordance with the provisions of SFAS No. 123. The impact of the adoption of FAS123(R) on the Company’s financial results is disclosed in Note 6.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” — a replacement of APB Opinion No. 20, “Accounting Changes” and SFAS No. 3 “Reporting Accounting Changes in Interim Financial Statements.”  SFAS No. 154 changes the requirements for the accounting and reporting of a change in accounting principle.  Under previous guidance, changes in accounting principle were recognized as a cumulative affect in the net income of the period of the change.  The new statement requires retrospective application of changes in accounting principle, limited to the direct effects of the change, to prior periods’ financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change.  SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.  The statement also requires that correction of errors in previously issued financial statements should be termed a “restatement.”  SFAS No. 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  The adoption of SFAS No. 154 is not expected to have a material impact on the Company’s financial statements.

Note 2.	Inventories

Inventories, net, include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market.  Components of inventories, net, are as follows:

	June 30, 2006	March 31, 2006

Raw materials	$5,635,000	$5,581,000
Work-in-process	2,536,000	2,904,000
Finished goods	2,291,000	1,911,000

	$10,462,000	$10,396,000

Note 3.	Warranty Reserves

The Company provides for the estimated future costs to be incurred under the Company’s standard warranty obligations of two years.  Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

The change in the Company’s accrued warranty reserve during the three months ended June 30, 2006 and 2005 is summarized as follows:

	Three Months Ended June 30,

	2006	2005

Balance at beginning of period	$472,000	$245,000
Provision for warranty expense	55,000	121,000
Warranty costs incurred	(36,000)	(48,000)

Balance at end of period	491,000	318,000
Long-term portion of warranty reserves	197,000	27,000

Current portion of warranty reserves	$294,000	$291,000

Note 4.	Line of Credit

The Company has a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000.  The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.  The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 8.00% at June 30, 2006, and is payable monthly.  Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for the Company’s facilities lease at June 30, 2006.  At June 30, 2006, there was no amount outstanding under the Company’s line of credit.  The weighted average interest rates on the line of credit during the three months ended June 30, 2006 and 2005 were 7.65% and 5.66%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis.  Included in these financial covenants, among other stipulations, is a requirement that the Company has a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.  The Company is also required to be profitable, as defined, on a fiscal year to date basis beginning with the six months period ending September 30, 2006 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2007.  In addition, the Company is required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000.  At June 30, 2006, the Company was in compliance with these covenants.

Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $75.8 million at June 30, 2006, including its intellectual property.

Note 5.	Commitments and Contingencies

In November 2003, the Company entered into an OEM agreement with Diatron Messtechnik GmbH (DIATRON) of Austria to purchase DIATRON hematology instruments.  The DIATRON hematology instruments are currently supplied by Diatron MI Kft.  Under the terms of this agreement, the Company became committed to purchase a minimum number of hematology units through fiscal 2009 from DIATRON once the product was qualified for sale, which occurred in May 2004.  At June 30, 2006, the outstanding commitment totaled $4,238,000.  The payments due for fiscal years 2007 through 2009 are $0, $1,527,000 and $2,711,000, respectively.

The Company is involved from time to time in various litigation matters in the normal course of business.  The Company believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.

Note 6.	Share-Based Compensation

Equity Compensation Plans

The Company’s share-based compensation plans are described below.

2005 Equity Incentive Plan – The Company’s 2005 Equity Incentive Plan (the Equity Incentive Plan), restated and amended the 1998 Stock Option Plan.  The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, stock awards (stock purchase rights and stock bonuses), restricted stock units, performance shares, performance units, other stock-based awards and cash-based awards to employees, directors and consultants.  The Plan provides for the issuance of a maximum of 4,886,000 shares, of which 670,605 shares of common stock were available for issuance as of June 30, 2006.

Options granted to employees and directors generally expire ten years from the grant date.  Options granted to employees generally become exercisable over a period of four years based on cliff-vesting terms and continuous employment.  Options granted to directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service.  See the Stock Options section in this Note for additional information.

Restricted stock units awarded to employees generally vest over a period of four years and the awards are also subject to accelerated vesting upon achieving certain performance-based milestones and continuous employment during the vesting period.  Restricted stock units awarded to non-employee directors vest in full one year after grant date based on continuous service.  See the Restricted Stock Units section in this Note for additional information.

1992 Outside Directors’ Stock Option Plan – Under the Company’s 1992 Outside Directors’ Stock Option Plan (the Directors’ Plan), options to purchase shares of common stock were automatically granted, annually, to non-employee directors.  Options under the Directors’ Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant.  Options granted to directors generally become exercisable over a period of one year based on continuous service and monthly vesting terms.  The Plan provided for the issuance of a maximum of 250,000 shares.  As of June 30, 2006, no shares of common stock were available for issuance since the time period for granting options expired in accordance with the terms of the Directors’ Plan in June 2002.

Impact of the Adoption of FAS 123(R) on Financial Results

Non-cash compensation expense recognized for share-based awards totaled $190,000 during the three months ended June 30, 2006.  Share-based compensation expense reduced basic and diluted net income per share by $0.01 and $0.01, respectively, during the three months ended June 30, 2006.  The total unrecognized compensation expense for unvested share-based compensation awards outstanding at June 30, 2006 is $5,618,000 and will be recognized over the subsequent four years.  There were no share-based compensation expense capitalized as part of an asset during the three-month periods ended June 30, 2006.

The Company’s financial statements prior to April 1, 2006 do not include the impact of recording stock options using the fair value.  During the three months ended June 30, 2005, in accordance with the provisions of SFAS No. 123, the fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred.  The following table illustrates the effect on the Company’s pro forma net income and basic and diluted net income per share using the fair value-based accounting method in the three months ended June 30, 2005:

Three Months Ended June 30, 2005

Net income, as reported	$1,001,000
Less pro forma share-based compensation expense determined under the fair value-based accounting method for all awards, net of related tax effects	(557,000)

Pro forma net income	$444,000

Basic and diluted net income per share:
As reported - basic	$0.05
Pro forma - basic	$0.02
As reported - diluted	$0.05
Pro forma - diluted	$0.02

Cash proceeds from the exercise of stock options for the three months ended June 30, 2006 and 2005 were $2,126,000 and $46,000, respectively.  Prior to the adoption of SFAS 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows.  SFAS 123(R) requires the cash flows resulting from the excess tax benefits for those share-based payment awards to be classified as financing cash flows.  There were no excess tax benefits recorded for the three months ended June 30, 2006.

Stock Options

Prior to April 1, 2006, the Company granted stock options to employees, with an exercise price equal to the closing market price of the Company’s common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment.  During the three months ended June 30, 2006, there were no stock options granted.

In the pro forma disclosures in prior period financial statements, the fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred.  For these unvested awards as of March 31, 2006, the Company has continued to recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model.  In accordance with the provisions of FAS 123(R), the compensation expense is reduced for an estimate of the number of stock option awards that are expected to be forfeited.  The estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.  The following are the weighted average assumptions used to determine the fair value of each stock option on the date of grant for the three months ended June 30, 2005:

Three Months Ended June 30, 2005

Expected life of option	6 years
Risk-free interest rate	3.76%
Dividend yield	0.00%
Volatility	53%

The following table summarizes information regarding stock options outstanding and exercisable at June 30, 2006 and March 31, 2006:

	Options Outstanding			Options Exercisable

	Number of Shares Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Exercisable	Weighted Average Exercise Price Per Share

Balance at March 31, 2006	2,531,853	$6.77	4.79	2,316,541	$6.61

Granted	—
Exercised	(402,984)	5.28
Canceled or forfeited	(3,624)	14.86

Balance at June 30, 2006	2,125,245	$7.04	5.00	1,954,137	$6.88

The aggregate intrinsic value of options outstanding and exercisable at June 30, 2006 was $32,580,000 and $30,260,000, respectively.  The intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price as of June 30, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.  The total intrinsic value of options exercised in the three months ended June 30, 2006 was $5,753,000, determined as of the date of option exercise.

The following table summarizes information regarding stock options outstanding and exercisable at June 30, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable	Weighted Average Exercise Price Per Share

$ 1.50 — $ 1.88	257,339	2.52	$1.62	257,339	$1.62
$ 1.94 — $ 3.00	233,150	3.01	2.53	232,108	2.53
$ 3.12 — $ 3.13	54,500	1.25	3.12	54,000	3.12
$ 3.20 — $ 3.85	292,726	6.80	3.84	218,173	3.84
$ 3.94 — $ 4.75	57,791	5.02	4.28	57,500	4.28
$ 4.87 — $ 4.87	383,930	4.82	4.87	383,930	4.87
$ 4.94 — $ 7.56	265,059	4.39	6.37	262,946	6.37
$ 7.88 — $ 12.91	215,141	4.71	8.69	185,984	8.42
$ 12.99 — $ 21.45	145,609	8.07	15.26	82,157	16.11
$ 21.65 — $ 22.10	220,000	7.81	21.66	220,000	21.66

$ 1.50 — $ 22.10	2,125,245	5.00	$7.04	1,954,137	$6.88

As of June 30, 2006, the total unrecognized compensation expense related to stock options granted amounted to $463,000, which is expected to be recognized over a weighted average period of 1 year.  The Company’s current practice is to issue new shares to satisfy share option exercise.

Restricted Stock Units

Beginning in fiscal 2007, the Company granted restricted stock unit awards to employees and directors as part of its share-based compensation program.  The restricted stock unit awards to employees vest as to 5%, 12 months from the grant date; then vest as to 10%, 24 months from the grant date; then vest as to 15%, 36 months from the grant date; and then vest as to the remaining 70%, 48 months from the grant date.  The restricted stock unit awards are also subject to accelerated vesting upon achieving certain performance-based milestones, based on continuous employment during the vesting period.  Restricted stock unit awards to non-employee directors vest in full 12 months after grant date.  Shares of common stock are issued to employees upon vesting of restricted stock units.  The Compensation Committee, in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of the restricted stock unit held by a participant upon such conditions and to such extent as determined by the Compensation Committee.  It is currently anticipated that awards granted to executive officers will accelerate fully on a change of control.  The vesting of non-employee director awards granted under the Equity Incentive Plan automatically will accelerate in full upon a change in control.

The fair values of restricted stock unit awards are measured at fair value on the date of grant based on the number of shares granted and the closing sale price of the Company’s common stock.  Such value is recognized as an expense over the corresponding requisite service period.  The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited.  The estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.  The weighted average fair value of restricted stock unit awards granted during the three months ended June 30, 2006 was $25.78.

The following table summarizes information regarding the activity for restricted stock units during the three months ended June 30, 2006:

Number of Shares

Unvested at March 31, 2006	—
Granted	217,500
Vested	—
Forfeited	—

Unvested at June 30, 2006	217,500

As of June 30, 2006, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $5,155,000, which is expected to be recognized over a weighted average period of 3.23 years.

Note 7.	Net Income Per Share

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share:

	Three Months Ended June 30,

	2006	2005

Numerator:
Net income	$2,401,000	$1,001,000
Denominator:	(number of shares)
Weighted average common shares outstanding - basic	20,268,000	19,897,000
Weighted average effect of dilutive securities:
Stock options	1,349,000	1,129,000
Warrants	141,000	94,000

Weighted average common shares outstanding - diluted	21,758,000	21,120,000

Net income per share:
Basic net income per share	$0.12	$0.05

Diluted net income per share	$0.11	$0.05

The Company excludes stock options and warrants from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of the shares because the inclusion of these options and warrants would be antidilutive to net income per share.  Accordingly, stock options and warrants to purchase 223,000 shares and 441,000 shares, respectively, at weighted average exercise prices of $21.66 and $18.23, respectively, were excluded from the computation of diluted weighted average shares outstanding for the three months ended June 30, 2006 and 2005, respectively.  Additionally, the Company excluded 160,137 and 0 restricted stock units for the three months ended June 30, 2006 and 2005, respectively, from the computation of diluted weighted average shares outstanding because these awards would be antidilutive to net income per share.

Note 8.	Income Taxes

The Company’s effective tax rate was 40% and 36% for the three months ended June 30, 2006 and 2005.  The increase in the effective tax rate for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, was due to non-deductible share-based compensation expense and the expiration of the federal research and development tax credit.

Tax Effects of Stock Awards

In November 2005, FASB issued Financial Statement Position (“FSP”) on FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”  Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R).  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).  Companies have one year from the later of the adoption of SFAS 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election.  The Company expects to make such election by the end of fiscal 2007.

Note 9.	Comprehensive Income

The following is a summary of comprehensive income for the three months ended June 30, 2006 and 2005:

	Three Months Ended June 30,

	2006	2005

Net income	$2,401,000	$1,001,000
Other comprehensive income:
Change in unrealized gain on short-term investments, net of tax	56,000	59,000

Comprehensive income	$2,457,000	$1,060,000

Note 10.	Revenues by Product Category, Customer Group and Geographic Region and Significant Concentrations

The Company currently operates in one segment, which develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to clinicians with rapid blood constituent measurement requirements.

The following is a summary of revenues for each group of products and services provided by the Company:

	Three Months Ended June 30,

Revenues by Products and Services	2006	2005

Instruments	$6,730,000	$3,943,000
Reagent discs and kits	12,110,000	9,444,000
Other	1,076,000	851,000

Product sales, net	19,916,000	14,238,000
Development and licensing revenue	442,000	35,000

Total revenues	$20,358,000	$14,273,000

The following is a summary of revenues by customer group:

	Three Months Ended June 30,

Revenues by Customer Group	2006	2005

Medical Market	$3,730,000	$1,674,000
Veterinary Market	15,541,000	12,006,000
Other	1,087,000	593,000

Total revenues	$20,358,000	$14,273,000

The following is a summary of revenues by geographic region based on customer location:

	Three Months Ended June 30,

Revenues by Geographic Region	2006	2005

North America	$16,763,000	$12,087,000
Europe	2,443,000	1,684,000
Asia and Latin America	1,152,000	502,000

Total revenues	$20,358,000	$14,273,000

One distributor in the United States, DVM Resources, accounted for 16% of total worldwide revenues for the three months ended June 30, 2006.  Two distributors in the United States, DVM Resources and Henry Schein, Inc., accounted for 19% and 15%, respectively, of total revenues for the three months ended June 30, 2005.

At June 30, 2006, one distributor in the United States accounted for 19% of trade receivables.  At June 30, 2005, three distributors in the United States accounted for 27%, 12% and 10%, respectively, of trade receivables.

Substantially all of the Company’s long-lived assets are located in the United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

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

Our primary product is a blood analysis system, consisting of a compact portable analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 13 tests on veterinary patients and 14 tests on human patients.  The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma samples.  The system provides test results in less than 14 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer.  We market the system in the human medical market under the name Piccolo®.  For veterinary use, we marketed the system as the VetScan®.  Starting in January 2006, we began marketing the VetScan VS2™, the next generation in-clinic veterinary diagnostic chemistry, electrolytes, immunoassay and blood gas instrument.

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

In May 2004, we introduced the VetScan HMII, a veterinary hematology instrument that offers an 18-parameter CBC (complete blood count) analysis, including a three-part white blood cell differential for the diagnostic assessment of patients by the veterinarian in their clinic.  We currently purchase the hematology instruments from Diatron MI Kft. of Budapest.

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

We have identified the policies below as critical because they are not only important to understanding our financial condition and results of operations, but also because application and interpretation of these policies requires both judgment and estimates of matters that are inherently uncertain and unknown.  As a result, actual results may differ materially from our estimates.  The impact and any associated risks related to these policies on our business operations are discussed below.  A more detailed discussion on the application of these and other accounting policies are included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

We provide incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of our instruments.  Revenue from such sales is allocated separately to the instruments and free goods based on the relative fair value of each element.  Revenue allocated to free goods is deferred until the goods are shipped to the customer, which is then recorded as an increase in revenues.  The revenue associated with free goods related to extended maintenance agreements is recognized ratably over the maintenance period.  We offer trade-in programs from time to time in which we will either provide incentives in the form of free goods to customers for purchasing our instruments or reduce the sales price of the instrument.  These incentives in the form of free goods are recorded according to the policies described above.

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

Warranty Reserves.  We provide provisions at the time the related revenue is recognized for the estimated future costs to be incurred under our standard warranty obligations of two years on our instruments.  While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our warranty obligation is affected by product failure rates, material usage and freight incurred in repairing the instrument after failure.  We analyze the adequacy of the ending accrual balance each quarter.  We maintain a reserve for the related warranty expenses based on historical experience of similar products.  The determination of such allowances requires us to make estimates of the expected costs to repair or replace the instruments under warranty.  If actual repair costs differ significantly from our estimates, adjustments to cost of product sales may be required.

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

Share-Based Compensation Expense. On April 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method and therefore have not restated prior periods’ results.  Under the fair value provisions of SFAS No. 123(R), we recognize share-based compensation expense, net of an estimated forfeiture rate, for those shares expected to vest over the requisite service period of the award to employees and directors.  Prior to April 1, 2006, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and other related guidance and therefore, no employee compensation cost had been recognized for stock-based awards in financial statements prior to fiscal 2007 because the Company issued stock options with an exercise price equal to the market value at the date of grant.

We use the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006 because the stock options granted were at an exercise price equal to the market value at the date of grant.  Determining the appropriate fair value model and calculating the fair value of stock-based awards requires highly subjective assumptions, including estimating stock price volatility, expected life and forfeiture rates.  As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.  We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock over a term of one year.  We estimate the expected life of stock options granted based on historical exercise patterns, which we believe are representative of future behavior.  We are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  The forfeiture rate is estimated based on historical data of our share-based awards that are granted, exercised and cancelled and upon historical experience of employee turnover.  If our actual forfeiture rate is materially different from our estimate, the share-based compensation expense could be significantly different from what we have recorded in the current period.  To the extent we revise our estimate of the forfeiture rate in the future, our share-based payment expense could be materially impacted in the quarter of revision, as well as in following quarters.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared with Three Months Ended June 30, 2005

Total Revenues

Abaxis currently operates in one segment, which develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to clinicians with rapid blood constituent measurement requirements.  We summarize revenues by the following three categories:  (i) geographic region based on customer location; (ii) product and services; and (iii) customer group.

Revenues by Geographic Region and by Product and Services - Revenues by geographic region based on customer location and revenues by product and services during the three months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Change

Revenues by Geographic Region	2006	2005	Increase/ (Decrease)	% Change

North America	$16,763,000	$12,087,000	$4,676,000	39%
Percentage of total revenues	82%	85%
Europe	2,443,000	1,684,000	759,000	45%
Percentage of total revenues	12%	12%
Asia and Latin America	1,152,000	502,000	650,000	129%
Percentage of total revenues	6%	3%

Total revenues	$20,358,000	$14,273,000	$6,085,000	43%

	Three Months Ended June 30,		Change

Revenues by Product and Services	2006	2005	Increase/ (Decrease)	% Change

Instruments	$6,730,000	$3,943,000	$2,787,000	71%
Percentage of total revenues	33%	28%
Reagent discs and kits	12,110,000	9,444,000	2,666,000	28%
Percentage of total revenues	60%	66%
Other	1,076,000	851,000	225,000	26%
Percentage of total revenues	5%	6%

Product sales, net	19,916,000	14,238,000	5,678,000	40%
Percentage of total revenues	98%	100%
Development and licensing revenue	442,000	35,000	407,000	1163%
Percentage of total revenues	2%	<1%

Total revenues	$20,358,000	$14,273,000	$6,085,000	43%

North America.  In the three months ended June 30, 2006, total revenues in North America increased 39% or $4,676,000, as compared to the three months ended June 30, 2005.   Components of the change in North America were as follows:

Instruments - In the three months ended June 30, 2006, total revenues from instrument sales in North America increased 57% or $1,792,000, as compared to the three months ended June 30, 2005.

(i) Sales of our Piccolo systems in North America (excluding the U.S. Military) increased 191% or $802,000, primarily due to sales to two national distributors.  Also, sales of our Piccolo systems to the U.S. Military increased 24% or $35,000, primarily due to an increase in the U.S. Military’s needs for our products.

(ii) Sales of our VetScan and VetScan VS2 systems in North America increased 44% or $647,000, primarily due to the release of the VetScan VS2 and an increase in sales personnel to promote our products.  Sales of our hematology systems in North America increased 28% or $308,000, primarily attributed to a slower market acceptance of the hematology systems in the prior period.

Reagent discs and kits - In the three months ended June 30, 2006, total revenues from reagent discs and kits in North America increased 28% or $2,255,000, as compared to the three months ended June 30, 2005.

(i) Medical reagent discs sales in North America (excluding the U.S. Military) increased 122% or $729,000, primarily due to the expanded installed base of our Piccolo systems.  Medical reagent discs sales to the U.S. Military increased 128% or $296,000, primarily due to an increase in the U.S. Military’s needs for our products.

(ii) Veterinary reagent discs sales in North America increased 17% or $1,096,000, primarily due to both a higher consumption rate of institutional users and to the expanded installed base of our VetScan and VetScan VS2 systems.  Hematology reagent kits increased 21% or $134,000, primarily due to a higher consumption rate of users and to the expanded installed base our VetScan HMII.

Other products- In the three months ended June 30, 2006, total revenues from other products in North America increased 26% or $222,000, as compared to the three months ended June 30, 2005, primarily due to an increase in shipping and handling resulting from direct sales.

Development and licensing -In the three months ended June 30, 2006, revenues from development and licensing in North America increased 1163% or $407,000, as compared to the three months ended June 30, 2005, primarily due to an agreement entered into during the second quarter of fiscal 2006 to license a portion of our patent portfolio covering lyophilization technology to Cepheid.

Significant concentration - For the three months ended June 30, 2006, one distributor in the United States, DVM Resources, accounted for 16% of total worldwide revenues.  For the three months ended June 30, 2005, two distributors in the United States, DVM Resources and Henry Schein, Inc., accounted for 19% and 15%, respectively, of total worldwide revenues.

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

Europe.  In the three months ended June 30, 2006, total revenues in Europe increased 45% or $759,000, as compared to the three months ended June 30, 2005.  Components of the change in Europe were as follows:

Instruments - In the three months ended June 30, 2006, total revenues from instrument sales in Europe increased 73% or $465,000, as compared to the three months ended June 30, 2005.

(i) Sales of our Piccolo systems in Europe increased 300% or $102,000. This change was attributed to an increase in demand from distributors and to the fluctuation of the sales cycle of a Piccolo system.

(ii) Sales of our VetScan and VetScan VS2 systems increased 60% or $319,000 and sales of our hematology systems increased 64% or $44,000.  The increase in the VetScan and VetScan VS2 systems was primarily due to sales to various distributors, resulting from the release of the VetScan VS2.

Reagent discs and kits - In the three months ended June 30, 2006, total revenues from reagent discs and kits in Europe increased 28% or $289,000, as compared to the three months ended June 30, 2005.

(i) Medical reagent discs sales in Europe increased 96% or $68,000 due to the expanded installed base of our Piccolo systems.

(ii) Veterinary reagent discs sales in Europe increased 22% or $202,000 and hematology reagent kits increased 54% or $19,000 due to the expanded installed base of our VetScan and VetScan VS2 systems.

Asia and Latin America.  In the three months ended June 30, 2006, total revenues in Asia and Latin America increased 129% or $650,000, as compared to the three months ended June 30, 2005.  Components of the change in Asia and Latin America were as follows:

Instruments- In the three months ended June 30, 2006, total revenues from instrument sales in Asia and Latin America increased 288% or $530,000, as compared to the three months ended June 30, 2005.

(i) Sales of our Piccolo systems in Asia and Latin America decreased 100% or $56,000, primarily due to slow sales in the medical market.

(ii) Sales of our VetScan and VetScan VS2 systems increased 287% or $244,000 and sales of our hematology systems increased 795% or $342,000.  The increase in the VetScan and VetScan VS2 systems was primarily due to sales to various distributors, resulting from the release of the VetScan VS2.  Also, in the second quarter of fiscal 2006, our distribution partner in Japan received clearance from the Japanese regulatory agency to import and market the Piccolo and VetScan systems.

Reagent discs and kits - In the three months ended June 30, 2006, total revenues from reagent discs and kits in Asia and Latin America increased 39% or $122,000, as compared to the three months ended June 30, 2005.

(i) Medical reagent discs sales in Asia and Latin America decreased 50% or $15,000.

(ii) Veterinary reagent discs sales in Asia and Latin America increased 42% or $110,000 and hematology reagent kits increased 117% or $27,000 primarily due to the expanded installed base of our VetScan and VetScan VS2 systems.

Revenues by Customer Group - Revenues by customer group during the three months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,		Change

Revenues by Customer Group	2006	2005	Increase/ (Decrease)	% Change

Medical Market	$3,730,000	$1,674,000	$2,056,000	123%
Percentage of total revenues	18%	12%
Veterinary Market	15,541,000	12,006,000	3,535,000	29%
Percentage of total revenues	77%	84%
Other	1,087,000	593,000	494,000	83%
Percentage of total revenues	5%	4%

Total revenues	$20,358,000	$14,273,000	$6,085,000	43%

Medical Market.  In the three months ended June 30, 2006, total revenues from the medical market increased 123% or $2,056,000, as compared to the three months ended June 30, 2005.

We sold a total of 124 Piccolo systems in the three months ended June 30, 2006, as compared to 56 Piccolo systems sold in the three months ended June 30, 2005.  Revenues from Piccolo systems sales increased 135% or $883,000, primarily due to an increase of Piccolo systems sold to two national distributors in North America.

In the three months ended June 30, 2006, revenues from reagent discs sold in the medical market increased 116% or $1,078,000.  We sold 220,000 reagent discs in the three months ended June 30, 2006, as compared to 94,000 reagent discs sold in the three months ended June 30, 2005.  The overall increase in revenue from reagent discs was primarily attributed to an increase in sales of 122% or $729,000 in North America (excluding the U.S. Military) due to the expanded installed base of our Piccolo systems.  Reagent discs sold to the U.S. Military increased by 128% or $296,000, primarily due to an increase in the U.S. Military’s needs for our products.

Veterinary Market.  In the three months ended June 30, 2006, total revenues from the veterinary market increased 29% or $3,535,000, as compared to the three months ended June 30, 2005.

We sold a total of 605 VetScan, VetScan VS2 and hematology systems in the three months ended June 30, 2006, as compared to 435 veterinary instruments sold in the three months ended June 30, 2005.  Sales of our VetScan and VetScan VS2 systems increased 58% or $1,210,000, comprising of increases of 44% or $647,000 in North America, increases of 60% or $319,000 in Europe and increases of 287% or $244,000 in Asia and Latin America, primarily attributed to the release of the VetScan VS2.  Sales of our hematology systems increased 58% or $694,000, comprising of increases of 28% or $308,000 in North America, increases of 64% or $44,000 in Europe and increases of 795% or $342,000 in Asia and Latin America.  The increase in hematology systems was primarily attributed to a slower market acceptance in the prior period.  Also, in the second quarter of fiscal 2006, our distribution partner in Japan received clearance from the Japanese regulatory agency to import and market the Piccolo and VetScan systems.

In the three months ended June 30, 2006, revenues from reagent discs and kits sold in the veterinary market increased 19% or $1,588,000, as compared to the three months ended June 30, 2005.  We sold 737,000 reagent discs in the three months ended June 30, 2006, as compared to 674,000 reagent discs sold in the three months ended June 30, 2005.  The unit increase of reagent discs was due to a higher consumption rate of users and to the expanded installed base of our instruments.  Also, we sold 4,000 hematology reagent kits in the three months ended June 30, 2006, as compared to 3,000 hematology reagent kits in the three months ended June 30, 2005.  The unit increase of hematology reagent kits was primarily due to a higher consumption rate of users and to the expanded installed base of our VetScan HMII.

Other.  In the three months ended June 30, 2006, total revenues from other increased 83% or $494,000, as compared to the three months ended June 30, 2005, primarily related to an agreement entered into during the second quarter of fiscal 2006 to license a portion of our patent portfolio covering lyophilization technology to Cepheid.

Cost of Revenues

The following sets forth, for the periods indicated, our cost of revenues:

	Three Months Ended June 30,		Change

	2006	2005	Increase/ (Decrease)	% Change

Cost of revenues	$8,921,000	$6,446,000	$2,475,000	38%
Percentage of total revenues	44%	45%

Cost of revenues includes the costs associated with manufacturing, assembly, package, warranty repairs, test and quality assurance for our instruments, reagent discs and hematology reagents and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

The increase in cost of revenues in absolute dollars in the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, was primarily due to (i) an increase in the sales volume of instruments and reagent discs and (ii) an increase in costs associated with manufacturing the VetScan VS2 system.

Operating Expenses

Research and Development

The following sets forth, for the periods indicated, our research and development expenses:

	Three Months Ended June 30,		Change

	2006	2005	Increase/ (Decrease)	% Change

Research and development expenses	$1,717,000	$1,632,000	$85,000	5%
Percentage of total revenues	8%	11%

Research and development expenses consist of salaries and benefits, related expenses associated with the development of new tests and test methods, product improvements and enhancement of existing products and clinical trials.

The increase in research and development expenses in the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, related to new product development in both the medical and veterinary markets.  The higher investments in research and development were primarily attributed to the ongoing work on the in-clinic human diagnostic chemistry analyzer, the Piccolo-Xpress.  Other projects included clinical trials, developing new immunoassay tests and preparation of submission for CLIA waived status on new test methods.

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

Sales and Marketing

The following sets forth, for the periods indicated, our sales and marketing expenses:

	Three Months Ended June 30,		Change

	2006	2005	Increase/ (Decrease)	% Change

Sales and marketing expenses	$4,471,000	$3,221,000	$1,250,000	39%
Percentage of total revenues	22%	23%

Sales and marketing expenses consist of personnel costs, including salaries and benefits, commissions and travel related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, and services related to customer and technical support.  The increase in sales and marketing expenses during the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, was primarily related to personnel-related costs resulting from an increase in headcount in various divisions such as sales and marketing, customer service and technical service, to support the growth in both our medical and veterinary markets.  The increase in expenses included $77,000 attributable to share-based compensation expense incurred in connection with our adoption of SFAS 123(R).

General and Administrative

The following sets forth, for the periods indicated, our general and administrative expenses:

	Three Months Ended June 30,		Change

	2006	2005	Increase/ (Decrease)	% Change

General and administrative expenses	$1,584,000	$1,454,000	$130,000	9%
Percentage of total revenues	8%	10%

General and administrative expenses consist primarily of personnel costs for general corporate functions, including accounting, human resources and legal.  The increase in general and administrative expense in the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, was primarily due to an increase in expenses of $66,000 attributable to share-based compensation incurred in connection with our adoption of SFAS 123(R).

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net:

	Three Months Ended June 30,		% Change

	2006	2005

Interest and other income	$340,000	$66,000	415%
Interest and other expense	(4,000)	(13,000)	(69)%

Interest and other income (expense), net	$336,000	$53,000	534%

Interest and other income (expense), net, primarily consists of interest earned on cash, cash equivalents and short-term investments and realized gains on short-term investments.  The increase in interest and other income (expense), net, in the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, was primarily due to higher average invested balances and realized gains on short-term investments.

Income Tax Provision

The following sets forth, for the periods indicated, our income tax provision:

	Three Months Ended June 30

	2006	2005

Income tax provision	$1,600,000	$572,000
Effective tax rate	40%	36%

For the three months ended June 30, 2006 and 2005, the effective tax rate was 40% and 36%, respectively.  The increase in the effective tax rate for the three months ended June 30, 2006, as compared to the three months ended June 30, 2005, was due to non-deductible share-based compensation expense and the expiration of the federal research and development tax credit.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and short-term investments were as follows:

	June 30, 2006	March 31, 2006

Cash and cash equivalents	$9,220,000	$10,164,000
Short-term investments	26,701,000	20,372,000

Total cash, cash equivalents and short-term investments	$35,921,000	$30,536,000

Percentage of total assets	41%	37%

Cash provided (used) in the three months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,

	2006	2005

Cash provided by operating activities	$3,971,000	$2,023,000
Cash used in investing activities	(7,041,000)	(666,000)
Cash provided by financing activities	2,126,000	41,000

Net increase (decrease) in cash and cash equivalents	$(944,000)	$1,398,000

Operating Activities

During the three months ended June 30, 2006, we generated $3,971,000 of cash from operating activities compared to $2,023,000 during the three months ended June 30, 2005.  This change was primarily the result of net income of $2,401,000, adjusted for the effects of non-cash expenses including depreciation and amortization of $626,000 and a decrease in non-current net deferred tax assets of $1,446,000.

Our net trade receivable balances were $13,608,000 and $14,638,000 as of June 30, 2006 and March 31, 2006, respectively.  The decrease of $1,030,000 in our receivable balance was due to higher sales in the last month of the fourth quarter of fiscal 2006 as compared to the last month of the first quarter of fiscal 2007.  Inventories increased to $10,462,000 as of June 30, 2006 from $10,396,000 as of March 31, 2006, primarily related to new product introduction.  Prepaid expenses increased to $1,216,000 as of June 30, 2006 from $446,000 as of March 31, 2006, primarily due to (i) the timing of inventory products owed to us and (ii) an increase in the prepayments of marketing related expenses.  Current net deferred tax assets decreased to $4,256,000 as of June 30, 2006 from $4,294,000 as of March 31, 2006, as a result of the utilization of net operating loss carryforwards during the first quarter of fiscal 2007.  Non-current net deferred tax assets decreased to $10,679,000 as of June 30, 2006 from $12,125,000 as of March 31, 2006, as a result of the utilization of net operating loss carryforwards during the first quarter of fiscal 2007.

Accounts payable decreased to $4,332,000 as of June 30, 2006 from $4,614,000 as of March 31, 2006, primarily due to the timing and payments of services and inventory purchases.  Accrued payroll and related expenses decreased to $3,304,000 as of June 30, 2006 from $3,890,000 as of March 31, 2006, primarily due to the timing of the payout of our management incentive compensation program.  The current portion of warranty reserves increased to $294,000 as of June 30, 2006 from $213,000 as of March 31, 2006 due to the increase in the installed base of our instruments.  The current portion of deferred revenue decreased to $841,000 as of June 30, 2006 from $939,000 as of March 31, 2006, primarily due to the reduction of incentives in the form of free goods given to customers.

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

Investing Activities

Net cash used in investing activities during the three months ended June 30, 2006 was $7,041,000.  The cash used during the three months ended June 30, 2006 related to purchases totaling $20,524,000 in short-term investments, consisting of corporate obligations.  This was partially offset by the maturities of various short-term investments totaling $14,288,000.

Cash used in investing activities also included purchases of property and equipment of $805,000 in the three months ended June 30, 2006, primarily to support both our increased product demand, our goal of more efficient production lines and our new product introduction.

We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.

Financing Activities

Net cash provided by financing activities for the three months ended June 30, 2006 was $2,126,000, which consisted of net cash proceeds from the exercise of stock options.

Line of Credit

We have a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000.  The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.  The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 8.00% at June 30, 2006, and is payable monthly.  Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for our facilities lease at June 30, 2006.  At June 30, 2006, there was no amount outstanding under our line of credit.  The weighted average interest rate on the line of credit during the three months ended June 30, 2006 and 2005 was 7.65% and 5.66%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis.  Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.  We are also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2006 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2007.  In addition, we are required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000.  At June 30, 2006, we were in compliance with these covenants.

Borrowings under the line of credit are collateralized by our net book value of assets of $75.8 million at June 30, 2006, including our intellectual property.

Contingencies

We are involved from time to time in various litigation matters in the normal course of business.  We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent account pronouncements is included in Note 1 of the “Notes to the Condensed Financial Statements.”

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

We have only recently become consistently profitable and we must increase sales of our Piccolo and VetScan products or we may not be able to maintain profitability.

                    We have not recognized a net loss attributable to common shareholders in the last twelve fiscal quarters ended June 30, 2006.  However, as of June 30, 2006, we have cumulative net losses of $23.1 million.  Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan products.  Increasing the sales volume of our products will depend upon our ability to:

•	continue to develop our products;

•	increase our sales and marketing activities;

•	effectively manage our manufacturing activities; and

•	effectively compete against current and future competitors.

                    We cannot assure you that we will be able to successfully increase our sales volumes of our products to achieve sustained profitability.

We are not able to predict sales in future quarters and a number of factors affect our periodic results, which makes our quarterly operating results less predictable.

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

We could fail to achieve anticipated revenue if the market does not accept our products.

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

                    Historically we have marketed our VetScan systems through both direct sales and distribution channels to veterinarians.  Although we believe that in our targeted markets, our reagent disc products provide a sufficient breadth of test menus, we continue to develop new animal blood tests and we cannot be assured that the tests will be accepted by the veterinary market.

                    In the human medical market, we have relatively limited experience in large scale sales of our Piccolo blood chemistry analyzer.   Although we believe that our blood chemistry analyzers offer consumers many advantages, including according to our analyses substantial cost savings, in terms of the actual product and implementation of it procedurally, these advantages involve changes to current standard practices, such as using large clinical laboratories, that will require changes in both the procedures and mindset of care providers.  The human medical market in particular is highly regulated, structured, difficult to penetrate and often slow to adopt new product offerings.  If we are unable to convince large numbers of medical clinics, hospitals and other point-of-care environments of the benefits of our products, we will suffer lost sales and could fail to achieve anticipated revenue.

We are dependent upon our profitability, and if we cannot remain profitable we may need additional funding in the future and these funds may not be available to us.

                    We believe that our existing capital resources, available line of credit and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through the next twelve months, although no assurances can be given.  The terms of our line of credit contain a number of covenants concerning financial tests that we must meet, and these tests are more fully explained herein under the subheading, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We rely on patents and other proprietary information, the loss of any would negatively affect our business.

                    As of June 30, 2006, 35 patent applications have been filed on behalf of Abaxis with the United States Patent and Trademark Office, of which 29 have been issued.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the United States Patent and Trademark Office, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

We must continue to develop our marketing and distribution experience in the human diagnostic market or our business will not grow.

                    Although we have gained experience marketing our VetScan system products in the veterinary diagnostic market, we have limited sales, marketing and distribution experience with our Piccolo systems in the human diagnostic market.  Accordingly, we cannot assure you that:

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

We may inadvertently produce defective products, which may subject us to significant warranty liabilities or product liability claims and we may have insufficient product liability insurance to pay material uninsured claims.

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

Many of our sales force have been employed by us for less than one year and we must effectively train and integrate our sales team in order to achieve our anticipated revenue or expand our business.

                    At June 30, 2006, we had fifty-one full-time sales personnel involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time.  While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals.  If we are to increase our sales, we will need to train new sales personnel and supervise them closely.  We also will continue hiring additional sales personnel.  If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of resources to market our products.

We need to successfully manufacture and market additional reagent discs for the human diagnostic market if we are to compete in that market.

                    We have developed a blood analysis system that consists of a portable blood analyzer and single-use reagent discs.  Each reagent disc performs a series of standard blood tests.  We believe that it is necessary to develop additional series of reagent discs with various tests for use with the Piccolo and VetScan systems.  Historically, we have developed reagent discs suitable for the human medical and veterinary diagnostic markets.  Abaxis has received 510(k) clearances from the FDA for 25 test methods in the human medical market.  These tests are included in standard tests for which the medical community receives reimbursements from third party payors such as HMOs and Medicare.  We may not be able to successfully manufacture or market these reagent discs.  Our failure to meet these challenges will materially adversely affect our operating results and financial condition.

We rely on distributors to sell our products and we rely on sole distributor arrangements in a number of countries and failure to successfully maintain these relationships could adversely affect our ability to achieve our anticipated revenue or expand our business.

                    We sell our products primarily through distributors.  As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products.  We operate on a purchase order basis with the distributors and the distributors are under no contractual obligation to continue carrying our products.  Further, many of our distributors may carry our competitors’ products, and may promote our competitors’ products over our own products.  One distributor, DVM Resources, accounted for 16% of total revenues for the three months ended June 30, 2006.  Two distributors, DVM Resources and Henry Schein, Inc., accounted for 19% and 15%, respectively, of total revenues for the three months ended June 30, 2005.

                    We have a number of distributors in the United States who distribute our VetScan products.  While we continue to enter into arrangements with veterinary distributors, we have also terminated our distribution relationships with the veterinary division of Henry Schein in May 2006 and Vedco, Inc. in December 2004.  While we have in the past, and expect to in the future, support those customers who were previously supplied products by Henry Schein and Vedco, Inc. through our current distributor base and direct service, the loss of these or other distributors may negatively affect our future revenues.  Accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a sharp decline in our sales revenue or we may experience a delay in our sales revenue.

                    In the United States medical market, we entered into formal distribution agreements with Henry Schein’s Medical Group in the first quarter of fiscal 2007 and PSS World Medical, Inc. in the third quarter of fiscal 2006, to sell and market Piccolo systems and the medical reagent discs.  Internationally, we have a few distributors for our products in both the human and veterinary diagnostic markets, which includes one distributor in Japan who received clearance in September 2005 from the Japanese regulatory agency to import and market our complete line of medical reagent discs, the Piccolo system, as well as all veterinary reagent discs, the VetScan system, with the exception of those products containing the Bile Acid assay.  In July 2006, we received registration from TÜV SÜD Japan Ltd. for our Bile Acid test and we also received approval from the Ministry of Agriculture in Japan for marketing and sale of the VetScan VS2 system in Japan.

                    We currently have distributors for our products in the following countries:  Australia, Austria, Bahrain, Belgium, Canada, Denmark, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Korea, Kuwait, Macao, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates, the United Kingdom and the United States.  Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our products.  These distributors may not be successful in obtaining proper approvals for our products in their respective countries, and they may not be successful in marketing our products.  We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence.  However, we may not be successful in entering into additional distributor relationships.  Our distributors may terminate their relationship with us at any time.  Historically, we have experienced a turnover among our international distributors.  This high degree of turnover makes it difficult for us to establish a steady distribution network overseas.  Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally.

We depend on sole suppliers for several key components in our products, many of whom we have not entered into contractual relationships with and failure of our suppliers to provide the materials to us could harm our business.

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

                    For our hematology instruments purchased from Diatron, we are subject to minimum purchase requirements through fiscal 2009.  The terms of the minimum purchase requirements are more fully explained herein under the subheading “Notes to the Condensed Financial Statements.”  We operate on a purchase order basis with all of the suppliers of our molded plastic reagent discs, reagent chemicals and blood analyzer components and thus these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices.  Although we believe that there are potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above.

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

We compete with larger, better established entities such as hospitals and commercial laboratories, which could cause our sales to decline if we cannot compete effectively.

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

We may not be able to compete effectively with larger, better established entities or their products or with future organizations or future products which could cause our sales to decline.

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

Changes in third party payor reimbursement regulations can negatively affect our business.

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

We are subject to numerous governmental regulations and any regulatory changes are difficult to predict and may be damaging to our business.

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

                    The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device.  As of June 30, 2006, we have received market clearance from the FDA for our Piccolo system and 25 reagent tests that we have on 12 reagent discs.  We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures.  These new test products are crucial for our success in the human medical market.  If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

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

                    Our Piccolo products are affected by the Clinical Laboratory Improvement Amendments (CLIA) of 1988.  The Clinical Laboratory Improvement Amendments (CLIA) are intended to insure the quality and reliability of all medical testing in the United States regardless of where tests are performed.  The current Clinical Laboratory Improvement Amendments (CLIA) divide laboratory tests into three categories:  “simple,” “moderately complex” and “highly complex.”  Many of the tests performed using the Piccolo system are in the “moderately complex” category.  This category requires that any location in which testing is performed be certified as a laboratory.  Hence, we can only sell some Piccolo products to customers who meet the standards of a laboratory.  To receive “laboratory” certification, a testing facility must be certified by the Centers for Medicare and Medicaid Services (CMS).  After the testing facility receives a “laboratory” certification, it must then meet the Clinical Laboratory Improvement Amendments (CLIA) regulations.  Because we can only sell some Piccolo products to testing facilities that are certified “laboratories,” the market for some products is correspondingly constrained.

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

•	In September 2005, we received the Canadian Medical Device Conformity Assessment System (CMDCAS) stamp on our ISO 13485 certificate to signify compliance with Health Canada regulations.

•	In March 2006, we received our certification to the 2003 version of the ISO 13485 quality system standard for medical devices.

•	In July 2006, we received registration from TÜV SÜD Japan Ltd. for our Bile Acid test in Japan.

•	In July 2006, we received approval from the Ministry of Agriculture in Japan for marketing and sale of the VetScan VS2 system in Japan.

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

We depend on key members of our management and scientific staff, and we must retain and recruit qualified individuals if we are to be competitive or our ability to execute our business strategy and generate sales could be harmed.

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

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are complex, and if we are unable to maintain effective internal control over our financial reporting, our business could be harmed and our stock price could decline.

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

                    Abaxis’ management assessed the effectiveness of its internal control over financial reporting as of its fiscal years ended March 31, 2006 and 2005.  The assessment for fiscal 2005 identified a material weakness in its internal control over financial reporting related to ineffective controls over the determination and reporting of the provision for income taxes.  The control deficiency identified in fiscal 2005 could have resulted in a future material misstatement of the Company’s income tax provision (and related balance sheet accounts) that would not have been prevented or detected by management.  Although Abaxis received an unqualified opinion on its financial statements for the fiscal year ended March 31, 2006, and on the effectiveness of its internal control over financial reporting, the steps Abaxis has taken to date and the steps Abaxis is still in the process of taking to improve the reliability of its financial statements in the future are subject to continued management review, as well as oversight by the audit committee of its board of directors.  Any failure to implement required new or improved controls, or difficulties encountered in implementation could harm operating results or prevent the Company from accurately reporting financial results or cause a failure by Abaxis to meet its reporting obligations in the future.  If our management cannot assess Abaxis’ internal control over financial reporting as effective, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Potential new accounting pronouncements may impact our future financial position or results of operations.

                    Future changes in financial accounting standards, including new changes in accounting for employee share-based awards, may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations.  New pronouncements and varying interpretations of pronouncements have occurred and expected to continue to occur frequently, and we may make changes in our accounting policies in the future.  As a result, we intend to invest significant resources to comply with evolving standards, and this investment may result in increased general and administrative expenses.

Our operating results could be materially affected by unanticipated changes in our tax provisions or exposure to additional income tax liabilities.

                    Our determination of our tax liability (like any company’s determination of its tax liability) is subject to review by applicable tax authorities.  Any adverse outcome of such a review could have an adverse effect on our operating results and financial condition.  In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment including our determination of whether a valuation allowance against deferred tax assets is required.  Although we believe our estimates and judgments are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

We must comply with strict and potentially costly environmental regulations or we could pay significant fines.

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

Our facilities and manufacturing operations are vulnerable to natural disasters and other unexpected losses; system failures or delays may harm our business.

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

Fluctuations in foreign exchange rates and the possible lack of financial stability in foreign countries could prevent overseas sales growth.

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

Our stock price is highly volatile and investing in our stock involves a high degree of risk, which could result in substantial losses for investors.

                    The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future.  During the past two years, our stock price closed at a high of $26.12 on April 28, 2006 and a low of $7.62 on April 22, 2005.  The following factors may affect the market price of our common stock:

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

Our Shareholders Rights Plan and our ability to issue preferred stock may delay or prevent a change of control of Abaxis.

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

For our line of credit, which provides for borrowings of up to $2,000,000, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 8.00% at June 30, 2006.  Consequently, an increase in the prime rate would expose us to higher interest expenses.  At June 30, 2006, there was no amount outstanding on our line of credit.

We invest excess cash in cash equivalents and in various types of short-term investments.  Our investment objective is to maximize yields without significantly increased risk.  At June 30, 2006, our short-term investments totaled $26,701,000, which includes net unrealized gains of $219,000.  The short-term investments consisted of corporate obligations and auction rate securities, with maturities of one year or less from the date of purchase.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended June 30, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

                    We are involved from time to time in various litigation matters in the normal course of business.  We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 1A.	Risk Factors

                    Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed with the Securities and Exchange Commission on June 14, 2006.  The two risk factors below were added to this most recent quarterly period to address the potential impact of future changes in accounting pronouncements and risks associated with unanticipated changes in the Company’s tax provisions or exposure to additional income tax liabilities.

Potential new accounting pronouncements may impact our future financial position or results of operations.

                    Future changes in financial accounting standards, including new changes in accounting for employee share-based awards, may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations.  New pronouncements and varying interpretations of pronouncements have occurred and expected to continue to occur frequently, and we may make changes in our accounting policies in the future.  As a result, we intend to invest significant resources to comply with evolving standards, and this investment may result in increased general and administrative expenses.

Our operating results could be materially affected by unanticipated changes in our tax provisions or exposure to additional income tax liabilities.

                    Our determination of our tax liability (like any company’s determination of its tax liability) is subject to review by applicable tax authorities.  Any adverse outcome of such a review could have an adverse effect on our operating results and financial condition.  In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment including our determination of whether a valuation allowance against deferred tax assets is required.  Although we believe our estimates and judgments are reasonable, the ultimate tax outcome may differ from the amounts recorded in our financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

                    Not applicable.

Item 3.	Defaults Upon Senior Securities

                    Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

                    None.

Item 5.	Other Information

                     Not applicable.

Item 6.	Exhibits

Exhibit No.	Description of Document

10.22	Executive Change of Control Severance Plan, dated July 25, 2006.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.
(Registrant)

Date: August 9, 2006	BY:	/s/ Clinton H. Severson

Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2006	BY:	/s/ Alberto R. Santa Ines

Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)