Form 10-Q
period 2006-09-30
ABAXIS INC
filed 2006-11-09
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

As of November 6, 2006, there were 20,761,000 shares of the Registrant’s common stock outstanding.

ABAXIS, INC.
Quarterly Report on Form 10-Q
For the Quarter Ended September 30, 2006

PART I:  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

Abaxis, Inc.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,

	2006	2005	2006	2005

Revenues	$21,037,000	$17,413,000	$41,395,000	$31,686,000
Cost of revenues (1)	9,479,000	7,321,000	18,400,000	13,767,000

Gross profit	11,558,000	10,092,000	22,995,000	17,919,000

Operating expenses:
Research and development (1)	1,519,000	1,431,000	3,236,000	3,063,000
Sales and marketing (1)	5,533,000	3,814,000	10,004,000	7,035,000
General and administrative (1)	1,386,000	1,378,000	2,970,000	2,832,000

Total operating expenses	8,438,000	6,623,000	16,210,000	12,930,000

Income from operations	3,120,000	3,469,000	6,785,000	4,989,000
Interest and other income	394,000	181,000	734,000	247,000
Interest and other expense	(27,000)	—	(31,000)	(13,000)

Income before income taxes	3,487,000	3,650,000	7,488,000	5,223,000
Income tax provision	1,373,000	1,352,000	2,973,000	1,924,000

Net income	$2,114,000	$2,298,000	$4,515,000	$3,299,000

Net income per share:
Basic net income per share	$0.10	$0.12	$0.22	$0.17

Diluted net income per share	$0.10	$0.11	$0.21	$0.16

Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	20,605,000	19,920,000	20,437,000	19,909,000

Weighted average common shares outstanding - diluted	21,968,000	21,321,000	21,890,000	21,235,000

Share-based compensation expense by function (1)
Cost of revenues	$6,000		$26,000
Research and development	31,000		58,000
Sales and marketing	76,000		153,000
General and administrative	84,000		150,000

Total share-based compensation expense	$197,000		$387,000

(1) Cost of revenues and operating expenses for the three and six months ended September 30, 2006 include share-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R), which the Company adopted on April 1, 2006.  See Note 6 to the unaudited condensed financial statements for additional information.

See notes to the unaudited condensed financial statements.

Abaxis, Inc.
Condensed Balance Sheets
(Unaudited)

	September 30, 2006	March 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$13,227,000	$10,164,000
Short-term investments	26,870,000	20,372,000
Trade receivables (net of allowances of $376,000 at September 30, 2006 and $343,000 at March 31, 2006)	14,800,000	14,638,000
Inventories	11,455,000	10,396,000
Prepaid expenses	680,000	446,000
Net deferred tax asset - current	4,254,000	4,294,000

Total current assets	71,286,000	60,310,000
Property and equipment, net	11,286,000	10,038,000
Intangible assets, net	487,000	525,000
Deposits and other assets	60,000	80,000
Net deferred tax asset - non-current	9,395,000	12,125,000

Total assets	$92,514,000	$83,078,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,064,000	$4,614,000
Accrued payroll and related expenses	3,644,000	3,890,000
Other accrued liabilities	989,000	705,000
Warranty reserve	313,000	213,000
Deferred revenue	846,000	939,000

Total current liabilities	11,856,000	10,361,000

Deferred rent	428,000	478,000
Deferred revenue, less current portion	936,000	938,000
Other long-term liabilities	265,000	263,000

Total non-current liabilities	1,629,000	1,679,000

Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, no par value: authorized shares - 5,000,000; no shares issued and outstanding	—	—
Common stock, no par value: authorized shares - 35,000,000; issued and outstanding shares - 20,711,000 at September 30, 2006 and 20,135,000 at March 31, 2006	99,922,000	96,506,000
Accumulated deficit	(21,028,000)	(25,543,000)
Accumulated other comprehensive income	135,000	75,000

Total shareholders’ equity	79,029,000	71,038,000

Total liabilities and shareholders’ equity	$92,514,000	$83,078,000

See notes to the unaudited condensed financial statements.

Abaxis, Inc.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,

	2006	2005

Operating activities:
Net income	$4,515,000	$3,299,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,253,000	1,041,000
Loss on disposal of property and equipment	29,000	—
Share-based compensation expense	387,000	(12,000)
Tax benefit from exercises of share-based payment awards	—	56,000
Common stock issued for employee benefit plans	66,000	43,000
Changes in assets and liabilities:
Trade receivables	(162,000)	(1,281,000)
Inventories	(1,024,000)	(389,000)
Prepaid expenses	(234,000)	(9,000)
Net deferred tax asset - current	—	1,632,000
Deposits and other assets	20,000	12,000
Net deferred tax asset - non-current	2,730,000	(11,000)
Accounts payable	1,450,000	(110,000)
Accrued payroll and related expenses	(246,000)	1,090,000
Other accrued liabilities	284,000	332,000
Warranty reserve	100,000	(57,000)
Deferred rent	(50,000)	13,000
Deferred revenue	(95,000)	(87,000)
Other long-term liabilities	2,000	124,000

Net cash provided by operating activities	9,025,000	5,686,000

Investing activities:
Purchases of short-term investments	(39,177,000)	(13,857,000)
Proceeds from maturities of short-term investments	32,779,000	13,787,000
Purchases of property and equipment	(2,510,000)	(1,568,000)

Net cash used in investing activities	(8,908,000)	(1,638,000)

Financing activities:
Repayment of capital lease obligations	—	(10,000)
Proceeds from the exercise of common stock options and warrants	2,946,000	275,000

Net cash provided by financing activities	2,946,000	265,000

Net increase in cash and cash equivalents	3,063,000	4,313,000
Cash and cash equivalents at beginning of period	10,164,000	5,776,000

Cash and cash equivalents at end of period	$13,227,000	$10,089,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,000	$1,000

Cash paid for income taxes, net of refunds	$216,000	$189,000

Supplemental disclosure of non-cash information:
Change in unrealized gains on short-term investments, net of tax	$60,000	$90,000

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

Basis of Presentation- The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  These unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.  The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2007 or for any future period.

Reclassifications- Certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentation.  These reclassifications had no material impact on previously reported results of operations.

Use of Estimates in Preparation of Financial Statements- The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Such management estimates include allowance for doubtful accounts, sales and other allowances, inventory reserves, a valuation allowance for net deferred tax assets and warranty reserves.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

SFAS No. 123(R)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”).  SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure—An Amendment of FASB No. 123” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  During 2005, the FASB also issued Staff Positions No. FAS 123(R)-1, -2, and -3 to provide application guidance related to SFAS No. 123(R).  SFAS No. 123(R) requires all share-based compensation to employees and directors to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.

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

On April 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method and accordingly, prior period financial statements have not been restated to reflect the impact of SFAS No. 123(R).  SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock units based on their fair values, in its results of operations.  The share-based compensation expense includes expense for unvested awards at March 31, 2006 and all awards granted subsequent to March 31, 2006.  Share-based compensation expense for the unvested awards outstanding at March 31, 2006 is based on the grant-date fair value as used in calculating the pro forma disclosures in prior period financial statements in accordance with the provisions of SFAS No. 123.  The impact of the adoption of SFAS No. 123(R) on the Company’s financial results is disclosed in Note 6.

FIN 48

In June 2006, the FASB issued FASB Interpretation 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“SFAS No. 109”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 will be effective for the Company on April 1, 2007.  The Company is currently evaluating FIN 48 and has not determined the expected impact of the implementation of the pronouncement on its financial position, cash flows and results of operations.

SFAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value and expands financial statement disclosures regarding fair value measurements.  SFAS No. 157 will be effective for the Company on April 1, 2008.  The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position, cash flows and results of operations.

SAB No. 108

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin  No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”  (“SAB No. 108”).  SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB No. 108 is effective for the Company in its fiscal year ended March 31, 2007.  The Company is currently assessing SAB No. 108 and its effect on the Company’s financial position, cash flows and results of operations.

Note 2.  Inventories

Inventories, net, include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market.  Components of inventories, net, are as follows:

	September 30, 2006	March 31, 2006

Raw materials	$5,886,000	$5,581,000
Work-in-process	2,672,000	2,904,000
Finished goods	2,897,000	1,911,000

	$11,455,000	$10,396,000

Note 3.  Warranty Reserves

The Company provides for the estimated future costs to be incurred under the Company’s standard warranty obligation of two years.  Estimated contractual warranty obligations are recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated.

The change in the Company’s accrued warranty reserve during the three and six months ended September 30, 2006 and 2005 is summarized as follows:

	Three Months Ended September 30,		Six Months Ended September 30,

	2006	2005	2006	2005

Balance at beginning of period	$491,000	$318,000	$472,000	$245,000
Provision for warranty expense	142,000	39,000	197,000	160,000
Warranty costs incurred	(55,000)	(40,000)	(91,000)	(88,000)

Balance at end of period	578,000	317,000	578,000	317,000
Long-term portion of warranty reserve	265,000	129,000	265,000	129,000

Current portion of warranty reserve	$313,000	$188,000	$313,000	$188,000

Note 4.  Line of Credit

The Company has a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000.  The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.  The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 8.00% at September 30, 2006, and is payable monthly.  Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for the Company’s facilities lease at September 30, 2006.  At September 30, 2006, there was no amount outstanding under the Company’s line of credit.  The weighted average interest rates on the line of credit during the three months ended September 30, 2006 and 2005 were 8.00% and 6.17%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis.  Included in these financial covenants, among other stipulations, is a requirement that the Company has a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.  The Company is also required to be profitable, as defined, on a fiscal year to date basis beginning with the six months period ending September 30, 2006 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2007.  In addition, the Company is required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000.  At September 30, 2006, the Company was in compliance with these covenants.

Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $79.0 million at September 30, 2006, including its intellectual property.

Note 5.  Commitments and Contingencies

In November 2003, the Company entered into an original equipment manufacturing (“OEM”) agreement with Diatron Messtechnik GmbH (“DIATRON”) of Austria to purchase DIATRON hematology instruments.  The DIATRON hematology instruments are currently supplied by Diatron MI Kft.  Under the terms of this agreement, the Company became committed to purchase a minimum number of hematology units through fiscal 2009 from DIATRON once the product was qualified for sale, which occurred in May 2004.  In September 2006, the terms of the agreement, with respect to the purchase commitments, were revised.  Under the amended agreement, the Company is committed to purchase a minimum number of hematology units through fiscal 2008.  At September 30, 2006, the outstanding commitment totaled $6,922,000.  The payments due for fiscal years 2007 and 2008 were $3,461,000 and $3,461,000, respectively.

The Company is involved from time to time in various litigation matters in the normal course of business.  The Company believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.

Note 6.  Share-Based Compensation

Equity Compensation Plans

The Company’s share-based compensation plans are described below.

2005 Equity Incentive Plan – The Company’s 2005 Equity Incentive Plan (“the Equity Incentive Plan”), restated and amended the Company’s 1998 Stock Option Plan.  The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, stock awards (stock purchase rights and stock bonuses), restricted stock units, performance shares, performance units, other stock-based awards and cash-based awards to employees, directors and consultants.  The Equity Incentive Plan provides for the issuance of a maximum of 4,886,000 shares, of which 584,154 shares of common stock were available for issuance as of September 30, 2006.

Options granted to employees and directors generally expire ten years from the grant date.  Options granted to employees generally become exercisable over a period of four years based on cliff-vesting terms and continuous employment.  Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service.  See the Stock Options section in this Note for additional information.

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

1992 Outside Directors’ Stock Option Plan –Under the Company’s 1992 Outside Directors’ Stock Option Plan (“the Directors’ Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors.  Options under the Directors’ Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant.  Options granted to directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service.  The Directors’ Plan provided for the issuance of a maximum of 250,000 shares.  As of September 30, 2006, no shares of common stock were available for issuance because the time period for granting options expired in accordance with the terms of the Directors’ Plan in June 2002.

Impact of the Adoption of SFAS No. 123(R) on Financial Results

Non-cash compensation expense recognized for share-based awards totaled $197,000 and $387,000 during the three and six months ended September 30, 2006, respectively.  Share-based compensation expense reduced basic and diluted net income per share by $0.01 and $0.01, respectively, during the three months ended September 30, 2006.  Share-based compensation expense reduced basic and diluted net income per share by $0.02 and $0.01, respectively, during the six months ended September 30, 2006.  The total unrecognized compensation expense for unvested share-based compensation awards outstanding at September 30, 2006 amounted to $6,086,000, which is expected to be recognized over the subsequent four years.  Capitalized share-based compensation cost at September 30, 2006 was $17,000, which was included in inventory on the balance sheet.

Cash proceeds from the exercise of stock options for the three months ended September 30, 2006 and 2005 were $734,000 and $176,000, respectively.  Cash proceeds from the exercise of stock options for the six months ended September 30, 2006 and 2005 were $2,860,000 and $222,000, respectively.  Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statement of cash flows.  SFAS No. 123(R) requires the cash flows resulting from the excess tax benefits for those share-based payment awards to be classified as financing cash flows.  There were no excess tax benefits recorded for the three and six months ended September 30, 2006.

Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123(R)

As discussed in Note 1, the Company accounted for share-based employee compensation under SFAS No. 123(R)’s fair value method during the six months ended September 30, 2006.  The Company’s financial statements prior to April 1, 2006 do not include the impact of recording stock options using the fair value.  During the three and six months ended September 30, 2005, in accordance with the provisions of SFAS No. 123, the fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred.

The following table illustrates the effect on the Company’s pro forma net income and basic and diluted net income per share using the fair value-based accounting method in the three and six months ended September 30, 2005:

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005

Net income, as reported	$2,298,000	$3,299,000
Less pro forma share-based compensation expense determined under the fair value-based accounting method for all awards, net of related tax effects	(480,000)	(1,037,000)

Pro forma net income	$1,818,000	$2,262,000

Basic and diluted net income per share:
As reported - basic	$0.12	$0.17
Pro forma - basic	$0.09	$0.11
As reported - diluted	$0.11	$0.16
Pro forma - diluted	$0.09	$0.11

Stock Options

Prior to April 1, 2006, the Company granted stock options to employees, with an exercise price equal to the closing market price of the Company’s common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment.  The Company’s current practice is to issue new shares of common stock upon the exercise of stock options.  There were no stock options granted during the three and six months ended September 30, 2006 and during the three months ended September 30, 2005.

In the pro forma disclosures in prior period financial statements, the fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred.  For these unvested awards as of March 31, 2006, the Company has continued to recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model.  In accordance with the provisions of SFAS No. 123(R), the compensation expense is reduced for an estimate of the number of stock option awards that are expected to be forfeited.  The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.  The following are the weighted average assumptions used to determine the fair value of each stock option on the date of grant:

	Three Months Ended September 30,		Six Months Ended September 30,

	2006	2005	2006	2005

Expected life of option	N/A	N/A	N/A	6 years
Risk-free interest rate	N/A	N/A	N/A	3.76%
Dividend yield	N/A	N/A	N/A	0.00%
Volatility	N/A	N/A	N/A	53%

As of September 30, 2006, the total unrecognized compensation expense related to stock options granted amounted to $332,000, which is expected to be recognized over a weighted average period of one year.

The following table summarizes information regarding stock options outstanding and exercisable at September 30, 2006 and the changes during the six-month period then ended:

	Options Outstanding			Options Exercisable

	Number of Shares Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Exercisable	Weighted Average Exercise Price Per Share

Balance at March 31, 2006	2,532,000	$6.77	4.79	2,317,000	$6.61

Granted	—	—
Exercised	(541,000)	5.29
Canceled or forfeited	(5,000)	12.17

Balance at September 30, 2006	1,986,000	$7.16	4.80	1,850,000	$7.00

The aggregate intrinsic value of options outstanding and exercisable at September 30, 2006 was $32,225,000 and $30,332,000, respectively.  The intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price as of September 29, 2006, (the last trading day for the quarterly period ended September 30, 2006), which would have been received by the option holders had all option holders exercised their options as of that date.  During the three and six months ended September 30, 2006, the total intrinsic value of stock options exercised was $2,472,000 and $8,225,000, respectively.

The following table summarizes information regarding stock options outstanding and exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable	Weighted Average Exercise Price Per Share

$ 1.50 - $ 2.13	222,000	2.27	$1.68	222,000	$1.68
$ 2.25 - $ 3.00	208,000	2.79	2.59	208,000	2.59
$ 3.12 - $ 3.13	54,000	1.00	3.12	54,000	3.12
$ 3.20 - $ 3.85	284,000	6.55	3.84	233,000	3.84
$ 3.94 - $ 4.75	53,000	4.68	4.30	53,000	4.30
$ 4.87 - $ 4.87	374,000	4.56	4.87	374,000	4.87
$ 4.94 - $ 7.56	249,000	4.11	6.40	247,000	6.40
$ 7.88 - $ 12.99	206,000	4.80	9.04	168,000	8.55
$ 13.00 - $ 21.45	116,000	7.76	15.43	71,000	16.06
$ 21.65 - $ 22.10	220,000	7.55	21.66	220,000	21.66

$ 1.50 - $ 22.10	1,986,000	4.80	$7.16	1,850,000	$7.00

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

Restricted Stock Units

The Company grants restricted stock unit awards to employees and directors as part of its share-based compensation program beginning in fiscal 2007.  The restricted stock unit awards entitle holders to receive shares of common stock at the end of a specified period of time.  Vesting for restricted stock unit awards is based on continued employment or service of the holder.  Upon vesting, the equivalent number of common shares are typically issued net of tax withholdings.  If the vesting conditions are not met, unvested restricted stock unit awards will be forfeited.  Generally, the restricted stock unit awards vest according to one of the following vesting schedules:

•

Restricted stock unit awards to employees – Four year time-based vesting as follows:  5 percent vesting after first year; additional 10 percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year.  Additionally, the restricted stock unit awards are also subject to accelerated vesting upon achieving certain performance-based milestones.

•	Restricted stock unit awards to non-employee directors - 100 percent vesting after one year.

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

The following table summarizes information regarding the activity for restricted stock units during the six months ended September 30, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at March 31, 2006	—	$—
Granted	305,000	24.56
Vested	—	—
Forfeited	(2,000)	21.43

Unvested at September 30, 2006	303,000	$24.58

The weighted average grant date fair value of restricted stock units is based on the closing market price of the Company’s common stock on the date of grant.  The weighted average fair value of restricted stock unit awards granted during the three months ended September 30, 2006 was $21.52 per share.

The fair value of restricted stock unit awards is measured on the date of grant based on the number of shares granted and the closing market price of the Company’s common stock.  Such value is recognized as an expense over the corresponding requisite service period.  The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited.  The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.  As of September 30, 2006, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $5,754,000, which is expected to be recognized over a weighted average period of 3.06 years.

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,

	2006	2005	2006	2005

Numerator:
Net income	$2,114,000	$2,298,000	$4,515,000	$3,299,000

Denominator:
Weighted average common shares outstanding - basic	20,605,000	19,920,000	20,437,000	19,909,000
Weighted average effect of dilutive securities:
Stock options	1,223,000	1,276,000	1,313,000	1,215,000
Restricted stock units	4,000	—	1,000	—
Warrants	136,000	125,000	139,000	111,000

Weighted average common shares outstanding - diluted	21,968,000	21,321,000	21,890,000	21,235,000

Net income per share:
Basic net income per share	$0.10	$0.12	$0.22	$0.17

Diluted net income per share	$0.10	$0.11	$0.21	$0.16

The Company excluded the following stock options and warrants from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of the Company’s common stock because the inclusion of these stock options and warrants would be antidilutive to net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,

	2006	2005	2006	2005

Weighted average number of shares underlying antidilutive stock options and warrants	—	414,000	5,000	432,000
Weighted average exercise price per share underlying antidilutive stock options and warrants	$—	$18.52	$22.10	$18.30

The Company excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,

	2006	2005	2006	2005

Weighted average number of shares underlying antidilutive restricted stock units	212,000	N/A	184,000	N/A

Note 8.  Income Taxes

The Company’s effective tax rate was 39% and 37% for the three months ended September 30, 2006 and 2005, respectively.  The Company’s effective tax rate was 40% and 37% for the six months ended September 30, 2006 and 2005, respectively.  The increase in the effective tax rate for the three and six months ended September 30, 2006, as compared to the three and six months ended September 30, 2005, was due to non-deductible share-based compensation expense and the expiration of the federal research and development tax credit.

Tax Effects of Stock Awards

In November 2005, FASB issued Financial Statement Position (“FSP”) on SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”  Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R).  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and the statement of cash flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).  Companies have one year from the later of the adoption of SFAS No. 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election.  The Company expects to make such election by the end of fiscal 2007.

Note 9.  Comprehensive Income

The following is a summary of comprehensive income for the three and six months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Six Months Ended September 30,

	2006	2005	2006	2005

Net income	$2,114,000	$2,298,000	$4,515,000	$3,299,000
Other comprehensive income:
Change in unrealized gains on short-term investments, net of tax	4,000	31,000	60,000	90,000

Comprehensive income	$2,118,000	$2,329,000	$4,575,000	$3,389,000

Note 10.   Revenues by Product Category, Customer Group and Geographic Region and Significant Concentrations

The Company currently operates in one segment, the development, manufacturing, marketing and sales of portable blood analysis systems for use in any veterinary or human patient-care setting to clinicians with rapid blood constituent measurement requirements.

Revenue Information

The following is a summary of revenues for each group of products and services provided by the Company:

	Three Months Ended September 30,		Six Months Ended September 30,

Revenues by Product Category	2006	2005	2006	2005

Instruments	$6,568,000	$5,133,000	$13,298,000	$9,076,000
Reagent discs and kits	12,280,000	10,606,000	24,390,000	20,050,000
Other	1,688,000	1,071,000	2,764,000	1,922,000

Product sales, net	20,536,000	16,810,000	40,452,000	31,048,000
Development and licensing revenue	501,000	603,000	943,000	638,000

Total revenues	$21,037,000	$17,413,000	$41,395,000	$31,686,000

The following is a summary of revenues by customer group:

	Three Months Ended September 30,		Six Months Ended September 30,

Revenues by Customer Group	2006	2005	2006	2005

Medical Market	$4,120,000	$3,347,000	$7,850,000	$5,021,000
Veterinary Market	15,160,000	12,713,000	30,701,000	24,719,000
Other	1,757,000	1,353,000	2,844,000	1,946,000

Total revenues	$21,037,000	$17,413,000	$41,395,000	$31,686,000

The following is a summary of revenues by geographic region based on customer location:

	Three Months Ended September 30,		Six Months Ended September 30,

Revenues by Geographic Region	2006	2005	2006	2005

North America	$17,668,000	$14,951,000	$34,431,000	$27,038,000
Europe	2,319,000	1,800,000	4,762,000	3,484,000
Asia and Latin America	1,050,000	662,000	2,202,000	1,164,000

Total revenues	$21,037,000	$17,413,000	$41,395,000	$31,686,000

Significant Concentrations

Revenues from significant customers as a percentage of total revenue were as follows:

	Geographical Location	Three Months Ended September 30,		Six Months Ended September 30,

Distributor		2006	2005	2006	2005

Walco International, Inc., d/b/a DVM Resources	United States	16%	14%	16%	16%
Henry Schein, Inc.	United States	—	16%	—	15%

Total		16%	30%	16%	31%

At September 30, 2006, one distributor in the United States accounted for 19% of trade receivables.  At September 30, 2005, two distributors in the United States accounted for 21% and 11%, respectively, of trade receivables.

Substantially all of the Company’s long-lived assets are located in the United States.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect Abaxis’ current views with respect to future events and financial performance.  In this report, the words “will,” “anticipates,” “believes,” “expects,” “future,” “intends,” “plans,” and similar expressions identify forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, in Part II, Item 1A of this report and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, that could cause actual results to differ materially from historical results or those anticipated.  Such risks and uncertainties include the market acceptance of our products and the continuing development of our products, required United States Food and Drug Administration clearance and other government approvals, risks associated with manufacturing and distributing our products on a commercial scale, free of defects, risks related to the introduction of new instruments manufactured by third parties, risks associated with entering the human diagnostic market on a larger scale, risks related to the protection of the Abaxis’ intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, risks associated with the ability to attract, train and retain competent sales personnel, general market conditions and competition.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Abaxis assumes no obligation to update any forward-looking statements as circumstances change.

Business Overview

Abaxis, Inc. (“Abaxis,” “us” or “we”), incorporated in California in 1989, develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurements.

Our principal offices are located at 3240 Whipple Road, Union City, California 94587 and our telephone number is (510) 675-6500.  Our Internet address is www.abaxis.com.   We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  Our common stock trades on the NASDAQ Global Market under the symbol “ABAX.”

Our primary product is a blood analysis system, consisting of a compact portable analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 13 tests on veterinary patients and 14 tests on human patients.  The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma samples.  The system provides test results in less than 14 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer.  We market the system in the human medical market under the name Piccolo® and in the veterinary market under the name VetScan VS2™.

In January 2006, we introduced the VetScan VS2, the next generation in-clinic veterinary diagnostic chemistry, electrolytes, immunoassay and blood gas instrument.  The VetScan VS2 features a high-resolution, full color, touch screen and provides the flexibility to test multiple species.  The design offers simple menu-driven choices to quickly and easily change instrument settings, select from five different languages, input customized species reference ranges, as well as perform a variety of other tasks.  The VetScan VS2 also offers direct compatibility with a range of peripheral devices such as an external keyboard for data entry and printers for output.  We manufacture the VetScan VS2 in our manufacturing facilities in Union City, California.

Through March 2006, we marketed the blood analysis system in the veterinary market as the VetScan®, now referred to as the VetScan Classic.  We continue to support and service our current population of VetScan systems.

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

Revenue Recognition and Deferred Revenue.  Our primary customers are distributors and direct customers in both the veterinary and medical markets.  Revenue from product sales, net of estimated sales allowances and rebates, is recognized when (i) evidence of an arrangement exists, (ii) upon shipment of the products to the customer, (iii) the sales price is fixed and determinable and (iv) collection of the resulting receivable is reasonably assured.  Rights of return are not provided.

We recognize revenue associated with extended maintenance agreements ratably over the life of the contract.  Amounts collected in advance of revenue recognition are recorded as a current or long-term liability based on the time from the balance sheet date to the future date of revenue recognition.

We provide incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of our instruments.  Revenue from such sales is allocated separately to the instruments and free goods based on the relative fair value of each element.  Revenue allocated to free goods is deferred until the goods are shipped to the customer, which is then recorded as an increase in revenue.  The revenue associated with incentives related to extended maintenance agreements is recognized ratably over the maintenance period.  We offer trade-in programs from time to time in which we will either provide incentives in the form of free goods to customers for purchasing our instruments or reduce the sales price of the instrument.  These incentives in the form of free goods are recorded according to the policies described above.

Distributor and Customer Rebates.  We offer distributor pricing rebates and customer incentive offerings from time to time.  The distributor pricing rebates are offered to distributors upon meeting the sales volume requirements during the qualifying period.  The distributor pricing rebates are recorded as a reduction to gross revenue during the qualifying period.  Cash rebates are offered to customers who purchase specific instruments during the promotional period.  The cash rebates are recorded as a reduction to gross revenue.

Sales and Other Allowances.  We maintain sales allowances for defective reagent discs, which include the credit that we issue to customers for defective reagent discs.  We also establish, upon shipment of our products to distributors, a provision for potentially defective reagent discs, based on historical experience.  We estimate a provision for the potentially defective reagent discs shipped to distributors during the current period using internal data available to estimate the level of inventory in the distribution channel, the lag time for customers to report defective reagent discs and the historical experience of defective reagent discs.  Changes in our estimates for accruals related to credits for defective reagent discs have not been material to operating income.  Additional provisions and allowances may be required, resulting in decreased revenues, should we experience an increase of defective products.  In the future, the actual defective reagent discs may exceed our estimates, which could adversely affect our operating income.

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

Warranty Reserves.  We provide provisions at the time the related revenue is recognized for the estimated future costs to be incurred under our standard warranty obligation of two years on our instruments.  While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our warranty obligation is affected by product failure rates, material usage and freight incurred in repairing the instrument after failure.  We analyze the adequacy of the ending accrual balance each quarter.  We maintain a reserve for the related warranty expenses based on historical experience of similar products.  The determination of such allowance requires us to make estimates of the expected costs to repair or replace the instruments under warranty.  If actual repair costs differ significantly from our estimates, adjustments to cost of revenues may be required.

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

Share-Based Compensation Expense.  On April 1, 2006, we adopted SFAS No. 123(R) using the modified prospective method and therefore have not restated prior periods’ results.  Under the fair value provisions of SFAS No. 123(R), we recognize share-based compensation expense, net of an estimated forfeiture rate, for those shares expected to vest over the requisite service period of the award to employees and directors.  Prior to April 1, 2006, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and other related guidance and therefore, no employee compensation cost had been recognized for stock-based awards in financial statements prior to fiscal 2007 because we issued stock options with an exercise price equal to the market value at the date of grant.

We use the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006 because the stock options granted were at an exercise price equal to the market value at the date of grant.  Determining the appropriate fair value model and calculating the fair value of stock-based awards requires highly subjective assumptions, including estimating stock price volatility, expected life and forfeiture rates.  As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.  We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock over a term of one year.  We estimate the expected life of stock options granted based on historical exercise patterns, which we believe are representative of future behavior.  We are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  The forfeiture rate is estimated based on historical data of our share-based awards that are granted, exercised and cancelled and upon historical experience of employee turnover.  Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in share-based compensation expense from period to period.  To the extent we revise our estimate of the forfeiture rate in the future, our share-based payment expense could be materially impacted in the quarter of revision, as well as in following quarters.

RESULTS OF OPERATIONS

Total Revenues

Abaxis currently operates in one segment, the development, manufacturing, marketing and sales of portable blood analysis systems for use in any veterinary or human patient-care setting to clinicians with rapid blood constituent measurement requirements.  We summarize revenues by the following three categories:  (i) geographic region based on customer location; (ii) product category; and (iii) customer group.

Revenues by Geographic Region and by Product Category - Revenues by geographic region based on customer location and revenues by product category during the three and six months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change

Revenues by Geographic Region	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change

North America	$17,668,000	$14,951,000	$2,717,000	18%	$34,431,000	$27,038,000	$7,393,000	27%
Percentage of total revenues	84%	86%			83%	85%
Europe	2,319,000	1,800,000	519,000	29%	4,762,000	3,484,000	1,278,000	37%
Percentage of total revenues	11%	10%			12%	11%
Asia and Latin America	1,050,000	662,000	388,000	59%	2,202,000	1,164,000	1,038,000	89%
Percentage of total revenues	5%	4%			5%	4%

Total revenues	$21,037,000	$17,413,000	$3,624,000	21%	$41,395,000	$31,686,000	$9,709,000	31%

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change

Revenues by Product Category	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change

Instruments	$6,568,000	$5,133,000	$1,435,000	28%	$13,298,000	$9,076,000	$4,222,000	47%
Percentage of total revenues	31%	29%			32%	29%
Reagent discs and kits	12,280,000	10,606,000	1,674,000	16%	24,390,000	20,050,000	4,340,000	22%
Percentage of total revenues	59%	61%			59%	63%
Other	1,688,000	1,071,000	617,000	58%	2,764,000	1,922,000	842,000	44%
Percentage of total revenues	8%	6%			7%	6%

Product sales, net	20,536,000	16,810,000	3,726,000	22%	40,452,000	31,048,000	9,404,000	30%
Percentage of total revenues	98%	96%			98%	98%
Development and licensing revenue	501,000	603,000	(102,000)	(17)%	943,000	638,000	305,000	48%
Percentage of total revenues	2%	4%			2%	2%

Total revenues	$21,037,000	$17,413,000	$3,624,000	21%	$41,395,000	$31,686,000	$9,709,000	31%

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

North America.  In the three months ended September 30, 2006, total revenues in North America increased 18%, or $2,717,000, as compared to the three months ended September 30, 2005.  Components of the change in North America were as follows:

Instruments - In the three months ended September 30, 2006, total revenues from instruments sold in North America increased 32%, or $1,384,000, as compared to the three months ended September 30, 2005.  The primary factors of the change were as follows:

(i) Sales of our Piccolo systems in North America (excluding the U.S. government) increased 44%, or $402,000, partially due to sales to two national distributors, offset by a change in the average selling price of Piccolo systems in North America (excluding the U.S. government).  Sales of our Piccolo systems to the U.S. government decreased 40%, or $232,000, based primarily on the U.S. Military’s needs for our products, which are not predictable.

(ii) Sales of our VetScan chemistry analyzers in North America increased 43%, or $613,000, due primarily to (a) an increase in sales personnel to promote our products and (b) an increase in the average selling price.  Sales of our hematology systems in North America increased 42%, or $601,000, attributed primarily to a slower market acceptance of the hematology systems in the prior period.

Reagent discs and kits - In the three months ended September 30, 2006, total revenues from reagent discs and kits sold in North America increased 9%, or $834,000, as compared to the three months ended September 30, 2005.  The primary factors of the change were as follows:

(i) Medical reagent discs sales in North America (excluding the U.S. government) increased 76%, or $589,000, due to the expanded installed base of our Piccolo systems.  Medical reagent discs sold to the U.S. government decreased 20%, or $141,000, based primarily on the U.S. Military’s needs for our products, which are not predictable.

(ii) Veterinary reagent discs sales in North America increased 2%, or $121,000, partially due to the expanded installed base of our VetScan chemistry analyzers, offset by a realignment of inventory in the distribution channel.  Sales of hematology reagent kits in North America increased 54%, or $265,000, due to the expanded installed base of our hematology systems.

Other products - In the three months ended September 30, 2006, total revenues from other products sold in North America increased 57%, or $601,000, as compared to the three months ended September 30, 2005.  The increase was due primarily to (a) an increase in demand from Becton, Dickinson and Company for products using the Orbos® Discrete Lyophilization Process, which is based on seasonal demands, and (b) an increase in billable repairs.

Development and licensing -In the three months ended September 30, 2006, total revenues from development and licensing in North America decreased 17%, or $102,000, as compared to the three months ended September 30, 2005.  The development and licensing revenue is based on our licensed agreements of our technology underlying the Orbos process to GE Healthcare (formerly Amersham Bioscience Corp.) and Cepheid.

Significant concentration - One distributor in the United States, DVM Resources, accounted for 16% of total worldwide revenues for the three months ended September 30, 2006.  Two distributors in the United States, Henry Schein, Inc. and DVM Resources, accounted for 16% and 14%, respectively, of total worldwide revenues for the three months ended September 30, 2005.

Europe.  In the three months ended September 30, 2006, total revenues in Europe increased 29%, or $519,000, as compared to the three months ended September 30, 2005.  Components of the change in Europe were as follows:

Instruments - In the three months ended September 30, 2006, total revenues from instruments sold in Europe decreased 31%, or $175,000, as compared to the three months ended September 30, 2005.  The primary factors of the change were as follows:

(i) Sales of our Piccolo systems in Europe decreased 50%, or $78,000.

(ii) Sales of our VetScan chemistry analyzers in Europe decreased 41%, or $142,000, due primarily to manufacturing issues related to start-up expenses associated with the introduction of the new VetScan VS2 product line.  Sales of our hematology systems in Europe increased 83%, or $45,000.

Reagent discs and kits - In the three months ended September 30, 2006, total revenues from reagent discs and kits sold in Europe increased 55%, or $686,000, as compared to the three months ended September 30, 2005.  The primary factors of the change were as follows:

(i) Medical reagent discs sales in Europe increased 166%, or $138,000, due to the expanded installed base of our Piccolo systems.

(ii) Veterinary reagent discs sales in Europe increased 48%, or $533,000, due to the expanded installed base of our VetScan chemistry analyzers.  Sales of hematology reagent kits in Europe increased 42%, or $15,000.

Other products- In the three months ended September 30, 2006, total revenues from other products sold in Europe increased 160%, or $8,000, as compared to the three months ended September 30, 2005.

Asia and Latin America.  In the three months ended September 30, 2006, total revenues in Asia and Latin America increased 59%, or $388,000, as compared to the three months ended September 30, 2005.  Components of the change in Asia and Latin America were as follows:

Instruments - In the three months ended September 30, 2006, total revenues from instruments sold in Asia and Latin America increased 106%, or $226,000, as compared to the three months ended September 30, 2005.  The primary factors of the change were as follows:

(i) Sales of our Piccolo systems in Asia and Latin America were the same as the prior period.

(ii) Sales of our VetScan chemistry analyzers increased 132%, or $198,000, and sales of our hematology systems increased 47%, or $28,000, in Asia and Latin America.  The increase in VetScan chemistry analyzers and hematology systems was due primarily to our distribution partner in Japan.  In the second quarter of fiscal 2006, our distributor in Japan received clearance from the Japanese regulatory agency to import and market the Piccolo and VetScan systems.

Reagent discs and kits - In the three months ended September 30, 2006, total revenues from reagent discs and kits sold in Asia and Latin America increased 35%, or $154,000, as compared to the three months ended September 30, 2005.  The primary factors of the change were as follows:

(i) Medical reagent discs sales in Asia and Latin America increased 32%, or $8,000.

(ii) Veterinary reagent discs sales in Asia and Latin America increased 30%, or $119,000, due to the expanded installed base of our VetScan chemistry analyzers.  Sales of hematology reagent kits in Asia and Latin America increased 129%, or $27,000.

Other products - In the three months ended September 30, 2006, total revenues from other products sold in Asia and Latin America increased 200%, or $8,000, as compared to the three months ended September 30, 2005.

Six Months Ended September 30, 2006 Compared with Six Months Ended September 30, 2005

North America.  In the six months ended September 30, 2006, total revenues in North America increased 27%, or $7,393,000, as compared to the six months ended September 30, 2005.  Components of the change in North America were as follows:

Instruments - In the six months ended September 30, 2006, total revenues from instruments sold in North America increased 42%, or $3,176,000, as compared to the six months ended September 30, 2005.  The primary factors of the change were as follows:

(i) Sales of our Piccolo systems in North America (excluding the U.S. government) increased 91%, or $1,204,000, partially due to sales to two national distributors, offset by a change in the average selling price of Piccolo systems in North America (excluding the U.S. government).  Sales of our Piccolo systems to the U.S. government decreased 27%, or $197,000, based primarily on the U.S. Military’s needs for our products, which are not predictable.

(ii) Sales of our VetScan chemistry analyzers in North America increased 43%, or $1,260,000, due primarily to (a) an increase in sales personnel to promote our products and (b) an increase in the average selling price.  Sales of our hematology systems in North America increased 36%, or $909,000, attributed primarily to a slower market acceptance of the hematology systems in the prior period.

Reagent discs and kits - In the six months ended September 30, 2006, total revenues from reagent discs and kits sold in North America increased 18%, or $3,089,000, as compared to the six months ended September 30, 2005.  The primary factors of the change were as follows:

(i) Medical reagent discs sales in North America (excluding the U.S. government) increased 96%, or $1,318,000, due to the expanded installed base of our Piccolo systems.  Medical reagent discs sold to the U.S. government increased 16%, or $155,000, due to an increase in the U.S. Military’s needs for our products during the first quarter of fiscal 2007.

(ii) Veterinary reagent discs sales in North America increased 9%, or $1,217,000, partially due to the expanded installed base of our VetScan chemistry analyzers, offset by a realignment of inventory in the distribution channel.  Sales of hematology reagent kits in North America increased 35%, or $399,000, due to the expanded installed base of our hematology systems.

Other products - In the six months ended September 30, 2006, total revenues from other products sold in North America increased 43%, or $823,000, as compared to the six months ended September 30, 2005.  The increase was due primarily to (a) an increase in demand from Becton, Dickinson and Company for products using the Orbos Discrete Lyophilization Process, which is based on seasonal demands, and (b) an increase in billable repairs.

Development and licensing - In the six months ended September 30, 2006, total revenues from development and licensing in North America increased 48%, or $305,000, as compared to the six months ended September 30, 2005.  The development and licensing revenue is based on our licensed agreements of our technology underlying the Orbos process to GE Healthcare (formerly Amersham Bioscience Corp.) and Cepheid.

Significant concentration - One distributor in the United States, DVM Resources, accounted for 16% of total worldwide revenues for the six months ended September 30, 2006.  Two distributors in the United States, DVM Resources and Henry Schein, Inc., accounted for 16% and 15%, respectively, of total worldwide revenues for the six months ended September 30, 2005.

We had a distribution partnership with the veterinary division of Henry Schein, Inc. from April 2004 through May 2006.  In May 2006, both Abaxis and Henry Schein determined that it was in the best interest of both companies to discontinue the distribution agreement due to Henry Schein’s acquisition of a regional distributor of a competing company in the veterinary market.  To support those customers who were previously supplied products by Henry Schein, our plan is to have our current distributors supply and service these sites, or depending on the customer’s needs and geographical location, we will support and service these customers on a direct basis as well.

Europe.  In the six months ended September 30, 2006, total revenues in Europe increased 37%, or $1,278,000, as compared to the six months ended September 30, 2005.  Components of the change in Europe were as follows:

Instruments - In the six months ended September 30, 2006, total revenues from instruments sold in Europe increased 24%, or $290,000, as compared to the six months ended September 30, 2005.  The primary factors of the change were as follows:

(i) Sales of our Piccolo systems in Europe increased 13%, or $24,000.

(ii) Sales of our VetScan chemistry analyzers in Europe increased 20%, or $177,000.  The increase was offset by a decrease in sales in the second quarter of fiscal 2007 due to manufacturing issues related to start-up expenses associated with the introduction of the new VetScan VS2 product line.  Sales of our hematology systems in Europe increased 72%, or $89,000.

Reagent discs and kits - In the six months ended September 30, 2006, total revenues from reagent discs and kits sold in Europe increased 43%, or $975,000, as compared to the six months ended September 30, 2005.  The primary factors of the change were as follows:

(i) Medical reagent discs sales in Europe increased 134%, or $206,000, due to the expanded installed base of our Piccolo systems.

(ii) Veterinary reagent discs sales in Europe increased 36%, or $735,000, due to the expanded installed base of our VetScan chemistry analyzers.  Sales of hematology reagent kits in Europe increased 48%, or $34,000.

Other products - In the six months ended September 30, 2006, total revenues from other products sold in Europe increased 108%, or $13,000, as compared to the six months ended September 30, 2005.

Asia and Latin America.  In the six months ended September 30, 2006, total revenues in Asia and Latin America increased 89%, or $1,038,000, as compared to the six months ended September 30, 2005.  Components of the change in Asia and Latin America were as follows:

Instruments - In the six months ended September 30, 2006, total revenues from instruments sold in Asia and Latin America increased 190%, or $756,000, as compared to the six months ended September 30, 2005.  The primary factors of the change were as follows:

(i) Sales of our Piccolo systems in Asia and Latin America decreased 92%, or $56,000.

(ii) Sales of our VetScan chemistry analyzers increased 188%, or $442,000, and sales of our hematology systems increased 363%, or $370,000, in Asia and Latin America.  The increase in VetScan chemistry analyzers and hematology systems was due primarily to our distribution partner in Japan.  In the second quarter of fiscal 2006, our distributor in Japan received clearance from the Japanese regulatory agency to import and market the Piccolo and VetScan systems.

Reagent discs and kits - In the six months ended September 30, 2006, total revenues from reagent discs and kits sold in Asia and Latin America increased 36%, or $276,000, as compared to the six months ended September 30, 2005.  The primary factors of the change were as follows:

(i) Medical reagent discs sales in Asia and Latin America decreased 13%, or $7,000.

(ii) Veterinary reagent discs sales in Asia and Latin America increased 35%, or $229,000, due to the expanded installed base of our VetScan chemistry analyzers.  Sales of hematology reagent kits in Asia and Latin America increased 123%, or $54,000.

Other products - In the six months ended September 30, 2006, total revenues from other products sold in Asia and Latin America increased 86%, or $6,000, as compared to the six months ended September 30, 2005.

Revenues by Customer Group - Revenues by customer group during the three and six months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change

Revenues by Customer Group	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change

Medical Market	$4,120,000	$3,347,000	$773,000	23%	$7,850,000	$5,021,000	$2,829,000	56%
Percentage of total revenues	20%	19%			19%	16%
Veterinary Market	15,160,000	12,713,000	2,447,000	19%	30,701,000	24,719,000	5,982,000	24%
Percentage of total revenues	72%	73%			74%	78%
Other	1,757,000	1,353,000	404,000	30%	2,844,000	1,946,000	898,000	46%
Percentage of total revenues	8%	8%			7%	6%

Total revenues	$21,037,000	$17,413,000	$3,624,000	21%	$41,395,000	$31,686,000	$9,709,000	31%

Three Months Ended September 30, 2006 Compared with Three Months Ended September 30, 2005

Medical Market.  In the three months ended September 30, 2006, total revenues in the medical market increased 23%, or $773,000, as compared to the three months ended September 30, 2005.  Components of the change were as follows:

Instruments - Total revenues from Piccolo systems increased 6%, or $92,000, in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005.  We sold a total of 173 Piccolo systems in the three months ended September 30, 2006, as compared to 139 Piccolo systems sold in the three months ended September 30, 2005.  The change in revenue was attributed to (a) an increase in North America (excluding the U.S. government) of 44%, or $402,000, due to sales to two national distributors, offset by (b) a change in the average selling price of Piccolo systems in North America (excluding the U.S. government), (c) a decrease in Piccolo systems sold to the U.S. government of 40%, or $232,000, based primarily on the U.S. Military’s needs for our products, which are not predictable, and (d) a decrease in Europe of 50%, or $78,000.

Reagent discs and kits - Total revenues from reagent discs sold in the medical market increased 37%, or $594,000, in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005.  We sold 237,000 reagent discs in the three months ended September 30, 2006, as compared to 159,000 reagent discs sold in the three months ended September 30, 2005.  The change was attributed to (a) an increase in North America (excluding the U.S. government) of 76%, or $589,000, due to the expanded installed base of our Piccolo systems, (b) an increase in Europe of 166%, or $138,000, due to the expanded installed base of our Piccolo systems and (c) an increase in Asia and Latin America of 32%, or $8,000, offset by (d) a decrease in reagent discs sold to the U.S. government of 20%, or $141,000, based primarily on the U.S. Military’s needs for our products, which are not predictable.

Veterinary Market.  In the three months ended September 30, 2006, total revenues in the veterinary market increased 19%, or $2,447,000, as compared to the three months ended September 30, 2005.  Components of the change were as follows:

Instruments - We sold a total of 543 VetScan chemistry analyzers and hematology systems in the three months ended September 30, 2006, as compared to 428 veterinary instruments sold in the three months ended September 30, 2005.

(i) Sales of our VetScan chemistry analyzers increased 35%, or $669,000, comprising an increase in North America of 43%, or $613,000, and an increase in Asia and Latin America of 132%, or $198,000, offset by a decrease in Europe of 41%, or $142,000.  The increase in VetScan chemistry analyzers was attributed primarily to sales in North America due to (a) an increase in sales personnel to promote our products and (b) an increase in the average selling price.

(ii) Sales of our hematology systems increased 43%, or $674,000, comprising an increase in North America of 42%, or $601,000, an increase in Europe of 83%, or $45,000, and an increase in Asia and Latin America of 47%, or $28,000.  The increase was attributed primarily to a slower market acceptance of the hematology systems in the prior period.

Reagent discs and kits - Total revenues from reagent discs and kits sold in the veterinary market increased 12%, or $1,080,000, in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005.

(i) We sold 770,000 reagent discs in the three months ended September 30, 2006, as compared to 712,000 reagent discs sold in the three months ended September 30, 2005.  The increase in revenue from reagent discs was attributed to (a) an increase in North America of 2%, or $121,000, partially due to the expanded installed base of our VetScan chemistry analyzers, offset by a realignment of inventory in the distribution channel, (b) an increase in Europe of 48%, or $533,000, due to the expanded installed base of our VetScan chemistry analyzers and (c) an increase in Asia and Latin America of 30%, or $119,000, due to the expanded installed base of our VetScan chemistry analyzers.

(ii) We sold 4,000 hematology reagent kits in the three months ended September 30, 2006, as compared to 3,000 hematology reagent kits in the three months ended September 30, 2005.  The unit increase of hematology reagent kits was due to the expanded installed base of our hematology systems.

Other.  In the three months ended September 30, 2006, total revenues from other customer groups increased 30%, or $404,000, as compared to the three months ended September 30, 2005.  The increase was due primarily to (a) an increase in demand from Becton, Dickinson and Company for products using the Orbos Discrete Lyophilization Process, which is based on seasonal demands, and (b) an increase in billable repairs.

Six Months Ended September 30, 2006 Compared with Six Months Ended September 30, 2005

Medical Market.  In the six months ended September 30, 2006, total revenues in the medical market increased 56%, or $2,829,000, as compared to the six months ended September 30, 2005.  Components of the change were as follows:

Instruments - Total revenues from Piccolo systems increased 42%, or $975,000, in the six months ended September 30, 2006, as compared to the six months ended September 30, 2005.  We sold a total of 297 Piccolo systems in the six months ended September 30, 2006, as compared to 195 Piccolo systems sold in the six months ended September 30, 2005.  The change in revenue was attributed to (a) an increase in North America (excluding the U.S. government) of 91%, or $1,204,000, due to sales to two national distributors and (b) an increase in Europe of 13%, or $24,000, offset by (c) a change in the average selling price of Piccolo systems in North America (excluding the U.S. government), (d) a decrease in Piccolo systems sold to the U.S. government of 27%, or $197,000, based primarily on the U.S. Military’s needs for our products, which are not predictable, and (e) a decrease in Asia and Latin America of 92%, or $56,000.

Reagent discs and kits - Total revenues from reagent discs sold in the medical market increased 66%, or $1,672,000, in the six months ended September 30, 2006, as compared to the six months ended September 30, 2005.  We sold 457,000 reagent discs in the six months ended September 30, 2006, as compared to 252,000 reagent discs sold in the six months ended September 30, 2005.  The change was attributed to (a) an increase in North America (excluding the U.S. government) of 96%, or $1,318,000, due to the expanded installed base of our Piccolo systems, (b) an increase in reagent discs sold to the U.S. government of 16%, or $155,000, due to an increase in the U.S. Military’s needs for our products during the first quarter of fiscal 2007 and (c) an increase in Europe of 134%, or $206,000, due to the expanded installed base of our Piccolo systems, offset by (d) a decrease in Asia and Latin America of 13%, or $7,000.

Veterinary Market.  In the six months ended September 30, 2006, total revenues in the veterinary market increased 24%, or $5,982,000, as compared to the six months ended September 30, 2005.  Components of the change were as follows:

Instruments - We sold a total of 1,148 VetScan chemistry analyzers and hematology systems in the six months ended September 30, 2006, as compared to 863 veterinary instruments sold in the six months ended September 30, 2005.

(i) Sales of our VetScan chemistry analyzers increased 47%, or $1,879,000, comprising an increase in North America of 43%, or $1,260,000, an increase in Europe of 20%, or $177,000, and an increase in Asia and Latin America of 188%, or $442,000.  The increase in VetScan chemistry analyzers was attributed primarily to the worldwide release of the VetScan VS2 system in the first quarter of fiscal 2007.

(ii) Sales of our hematology systems increased 50%, or $1,368,000, comprising an increase in North America of 36%, or $909,000, an increase in Europe of 72%, or $89,000, and an increase in Asia and Latin America of 363%, or $370,000.  The increase was attributed primarily to a slower market acceptance of the hematology systems in the prior period.

Reagent discs and kits - Total revenues from reagent discs and kits sold in the veterinary market increased 15%, or $2,668,000, in the six months ended September 30, 2006, as compared to the six months ended September 30, 2005.

(i) We sold 1,507,000 reagent discs in the six months ended September 30, 2006, as compared to 1,386,000 reagent discs sold in the six months ended September 30, 2005.  The increase in revenue from reagent discs was attributed to (a) an increase in North America of 9%, or $1,217,000, partially due to the expanded installed base of our VetScan chemistry analyzers, offset by a realignment of inventory in the distribution channel, (b) an increase in Europe of 36%, or $735,000, due to the expanded installed base of our VetScan chemistry analyzers and (c) an increase in Asia and Latin America of 35%, or $229,000, due to the expanded installed base of our VetScan chemistry analyzers.

(ii) We sold 8,000 hematology reagent kits in the six months ended September 30, 2006, as compared to 6,000 hematology reagent kits in the six months ended September 30, 2005.  The unit increase of hematology reagent kits was due to the expanded installed base of our hematology systems.

Other.  In the six months ended September 30, 2006, total revenues from other customer groups increased 46%, or $898,000, as compared to the six months ended September 30, 2005.  The increase was due primarily to (a) an increase in demand from Becton, Dickinson and Company for products using the Orbos Discrete Lyophilization Process, which is based on seasonal demands, and (b) an increase in development and licensing revenue, which is based on our licensed agreements of our technology underlying the Orbos process to GE Healthcare (formerly Amersham Bioscience Corp.) and Cepheid.

Cost of Revenues

The following sets forth, for the periods indicated, our cost of revenues:

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change

	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change

Cost of revenues	$9,479,000	$7,321,000	$2,158,000	29%	$18,400,000	$13,767,000	$4,633,000	34%
Percentage of total revenues	45%	42%			44%	43%

Cost of revenues includes the costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments, reagent discs and hematology reagents and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

Three and Six Months Ended September 30, 2006 Compared with Three and Six Months Ended September 30, 2005

The increase in cost of revenues in absolute dollars in the three and six months ended September 30, 2006, as compared to the three and six months ended September 30, 2005, was due primarily to (a) an increase in the sales volume of instruments and reagent discs and kits and (b) an increase in costs associated with manufacturing the VetScan VS2 system.  As a percentage of total revenues, cost of revenues increased in the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, due to (a) costs associated with manufacturing the VetScan VS2 system and (b) a change in the average selling price of Piccolo systems.

Operating Expenses

Research and Development

The following sets forth, for the periods indicated, our research and development expenses:

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change

	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change

Research and development expenses	$1,519,000	$1,431,000	$88,000	6%	$3,236,000	$3,063,000	$173,000	6%
Percentage of total revenues	7%	8%			8%	10%

Research and development expenses consist of salaries and benefits, related expenses associated with the development of new tests and test methods, product improvements and enhancement of existing products and clinical trials.

Three and Six Months Ended September 30, 2006 Compared with Three and Six Months Ended September 30, 2005

The increase in research and development expenses in the three and six months ended September 30, 2006, as compared to the three and six months ended September 30, 2005, related to new product development in both the medical and veterinary markets.  The higher investments in research and development were attributed primarily to the ongoing work on the in-clinic human diagnostic chemistry analyzer, the Piccolo-Xpress.  Other projects included clinical trials, developing new immunoassay tests and preparation of submission for CLIA waived status on new test methods.  Share-based compensation expense incurred in connection with our adoption of SFAS No.123(R) for the three and six months ended September 30, 2006 was $31,000 and $58,000, respectively.

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

Sales and Marketing

The following sets forth, for the periods indicated, our sales and marketing expenses:

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change

	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change

Sales and marketing expenses	$5,533,000	$3,814,000	$1,719,000	45%	$10,004,000	$7,035,000	$2,969,000	42%
Percentage of total revenues	26%	22%			24%	22%

Sales and marketing expenses consist of personnel costs, including salaries and benefits, commissions and travel related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, and services related to customer and technical support.

Three and Six Months Ended September 30, 2006 Compared with Three and Six Months Ended September 30, 2005

The increase in sales and marketing expenses during the three and six months ended September 30, 2006, as compared to the three and six months ended September 30, 2005, was related primarily to personnel-related costs resulting from an increase in headcount in various divisions such as sales and marketing, customer service and technical service, to support the growth in both our medical and veterinary markets.  Share-based compensation expense incurred in connection with our adoption of SFAS No. 123(R) for the three and six months ended September 30, 2006 was $76,000 and $153,000, respectively.

General and Administrative

The following sets forth, for the periods indicated, our general and administrative expenses:

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change

	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change

General and administrative expenses	$1,386,000	$1,378,000	$8,000	1%	$2,970,000	$2,832,000	$138,000	5%
Percentage of total revenues	7%	8%			7%	9%

General and administrative expenses consist of personnel costs and expenses for outside professional services related to general corporate functions, including accounting, human resources and legal.

Three and Six Months Ended September 30, 2006 Compared with Three and Six Months Ended September 30, 2005

The increase in general and administrative expenses during the three and six months ended September 30, 2006, as compared to the three and six months ended September 30, 2005, was related primarily to an increase in share-based compensation expense incurred in connection with our adoption of SFAS No. 123(R) in fiscal 2007, offset by a decrease in professional services incurred in fiscal 2007.  The share-based compensation expense for the three and six months ended September 30, 2006 was $84,000 and $150,000, respectively.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net:

	Three Months Ended September 30,		% Change	Six Months Ended September 30,		% Change

	2006	2005		2006	2005

Interest and other income	$394,000	$181,000		$734,000	$247,000
Interest and other expense	(27,000)	—		(31,000)	(13,000)

Interest and other income (expense), net	$367,000	$181,000	103%	$703,000	$234,000	200%

Interest and other income (expense), net, consists primarily of interest earned on cash, cash equivalents and short-term investments and realized gains on short-term investments.

Three and Six Months Ended September 30, 2006 Compared with Three and Six Months Ended September 30, 2005

The increase in interest and other income (expense), net, in the three and six months ended September 30, 2006, as compared to the three and six months ended September 30, 2005, was due primarily to higher average invested balances and realized gains on short-term investments in the fiscal 2007 periods.

Income Tax Provision

The following sets forth, for the periods indicated, our income tax provision:

	Three Months Ended September 30,		Six Months Ended September 30,

	2006	2005	2006	2005

Income tax provision	$1,373,000	$1,352,000	$2,973,000	$1,924,000
Effective tax rate	39%	37%	40%	37%

Three and Six Months Ended September 30, 2006 Compared with Three and Six Months Ended September 30, 2005

The increase in the effective tax rate for the three and six months ended September 30, 2006, as compared to the three and six months ended September 30, 2005, was due to non-deductible share-based compensation expense and the expiration of the federal research and development tax credit.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and short-term investments were as follows:

	September 30, 2006	March 31, 2006

Cash and cash equivalents	$13,227,000	$10,164,000
Short-term investments	26,870,000	20,372,000

Total cash, cash equivalents and short-term investments	$40,097,000	$30,536,000

Percentage of total assets	43%	37%

Cash provided (used) in the six months ended September 30, 2006 and 2005 were as follows:

	Six Months Ended September 30,

	2006	2005

Cash provided by operating activities	$9,025,000	$5,686,000
Cash used in investing activities	(8,908,000)	(1,638,000)
Cash provided by financing activities	2,946,000	265,000

Net increase in cash and cash equivalents	$3,063,000	$4,313,000

Operating Activities

During the six months ended September 30, 2006, we generated $9,025,000 in cash from operating activities compared to $5,686,000 during the six months ended September 30, 2005.  The change during the six months period ended September 30, 2006 was the result of net income of $4,515,000, adjusted for the effects of non-cash expenses including depreciation and amortization of $1,253,000, share-based compensation expense of $387,000 and a decrease in non-current net deferred tax asset of $2,730,000.

Our net trade receivables increased by $162,000, from $14,638,000 at March 31, 2006 to $14,800,000 as of September 30, 2006, primarily due to higher sales in the last month of the quarter ended September 30, 2006.  Inventories increased by $1,059,000, from $10,396,000 at March 31, 2006 to $11,455,000 as of September 30, 2006, primarily related to new product introduction.  Prepaid expenses increased by $234,000, from $446,000 at March 31, 2006 to $680,000 as of September 30, 2006, primarily due to an increase in the prepayments of marketing related expenses.

Non-current net deferred tax asset decreased by $2,730,000, from $12,125,000 at March 31, 2006 to $9,395,000 as of September 30, 2006, as a result of the utilization of federal net operating loss carryforwards and California research and development tax credit carryforwards during the six months ended September 30, 2006.

Accounts payable increased by $1,450,000, from $4,614,000 at March 31, 2006 to $6,064,000 as of September 30, 2006, primarily due to the timing and payment of services and inventory purchases.  Accrued payroll and related expenses decreased by $246,000, from $3,890,000 at March 31, 2006 to $3,644,000 as of September 30, 2006, primarily due to the timing of the payout of our management incentive compensation program.  Other accrued liabilities increased by $284,000, from $705,000 at March 31, 2006 to $989,000 as of September 30, 2006, primarily due to the timing of payment of services and marketing programs.  The current portion of warranty reserves increased by $100,000, from $213,000 at March 31, 2006 to $313,000 as of September 30, 2006, primarily due to an increase in the installed base of our instruments.  The current portion of deferred revenue decreased by $93,000, from $939,000 as of March 31, 2006 to $846,000 as of September 30, 2006, primarily due to the reduction of incentives in the form of free goods given to customers.

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

Investing Activities

Net cash used in investing activities during the six months ended September 30, 2006 was $8,908,000.  Cash used to purchase short-term investments, consisting of corporate obligations, totaled $39,177,000.  Cash provided by the proceeds from the maturities of various short-term investments totaled $32,779,000.

Cash used in investing activities also included purchases of property and equipment of $2,510,000, primarily to support (a) increased product demand, (b) new product introduction and (c) our goal of more efficient production lines.  We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.

Financing Activities

Net cash provided by financing activities during the six months ended September 30, 2006 was $2,946,000, which consisted of net cash proceeds from the exercise of stock options and warrants.

Line of Credit

We have a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000.  The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.  The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 8.00% at September 30, 2006, and is payable monthly.  Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for our facilities lease at September 30, 2006.  At September 30, 2006, there was no amount outstanding under our line of credit.  The weighted average interest rates on the line of credit during the three months ended September 30, 2006 and 2005 were 8.00% and 6.17%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis.  Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.  We are also required to be profitable, as defined, on a fiscal year to date basis beginning with the six months period ending September 30, 2006 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2007.  In addition, we are required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000.  At September 30, 2006, we were in compliance with these covenants.

Borrowings under the line of credit are collateralized by our net book value of assets of $79.0 million at September 30, 2006, including our intellectual property.

Purchase Commitments

A discussion of our recently amended original equipment manufacturing agreement with Diatron Messtechnik GmbH is included in Note 5 of the “Notes to the Condensed Financial Statements.”

Contingencies

We are involved from time to time in various litigation matters in the normal course of business.  We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 1 of the “Notes to the Condensed Financial Statements.”

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

          We have not recognized a net loss attributable to common shareholders in the last twelve fiscal quarters ended September 30, 2006.  However, as of September 30, 2006, we have cumulative net losses of $21.0 million.  Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan products.  Increasing the sales volume of our products will depend upon our ability to:

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

          Our core compact blood chemistry analyzer product differs substantially from current blood chemistry analyzers on the market.  Our primary competition is from centralized laboratories that offer a greater number of tests than our products, but do so at a greater cost and require more time.  We also compete with other point-of-care analyzers that cost more, require more maintenance and offer a narrower range of tests.  However, these point-of-care analyzers are generally marketed by larger companies which have greater resources for sales and marketing, in addition to a recognized brand name and established distribution relationships.

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

          As of September 30, 2006, 35 patent applications have been filed on behalf of Abaxis with the United States Patent and Trademark Office, of which 29 have been issued.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the United States Patent and Trademark Office, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

          As of September 30, 2006, we have fifty-five full-time sales personnel involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time.  While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals.  If we are to increase our sales, we will need to train new sales personnel and supervise them closely.  We also will continue hiring additional sales personnel.  If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of resources to market our products.

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

          We sell our products primarily through distributors.  As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products.  We operate on a purchase order basis with the distributors and the distributors are under no contractual obligation to continue carrying our products.  Further, many of our distributors may carry our competitors’ products, and may promote our competitors’ products over our own products.  One distributor, DVM Resources, accounted for 16% of total revenues for the three months ended September 30, 2006.  Two distributors, Henry Schein, Inc. and DVM Resources, accounted for 16% and 14%, respectively, of total revenues for the three months ended September 30, 2005.  One distributor, DVM Resources, accounted for 16% of total revenues for the six months ended September 30, 2006.  Two distributors, DVM Resources and Henry Schein, Inc., accounted for 16% and 15%, respectively, of total revenues for the six months ended September 30, 2005.

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

          In the United States medical market, we entered into formal distribution agreements with Henry Schein’s Medical Group in the first quarter of fiscal 2007 and PSS World Medical, Inc. in the third quarter of fiscal 2006, to sell and market Piccolo systems and the medical reagent discs. Internationally, we have a few distributors for our products in both the human and veterinary diagnostic markets, which includes one distributor in Japan who received clearance in September 2005 from the Japanese regulatory agency to import and market our complete line of medical reagent discs, the Piccolo system, as well as all veterinary reagent discs, the VetScan system, with the exception of those products containing the Bile Acid assay.  In July 2006, we received registration from TÜV SÜD Japan Ltd. for our Bile Acid test and we also received approval from the Ministry of Agriculture in Japan for marketin g and sale of the VetScan VS2 system in Japan.

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

          For our hematology instruments purchased from Diatron, we are subject to minimum purchase requirements through fiscal 2008.  The terms of the minimum purchase requirements are more fully explained in the “Notes to the Condensed Financial Statements.”  We operate on a purchase order basis with all of the suppliers of our molded plastic reagent discs, reagent chemicals and blood analyzer components and thus these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices.  Although we believe that there are potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above.

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

          Historically, hospitals and commercial laboratories performed most human diagnostic testing, and commercial laboratories performed most veterinary medical testing.  We have identified five principal factors that customers typically use to evaluate our products and those of our competitors.  These factors are:

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

          Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the Food and Drug Administration (FDA).  The FDA has classified our Piccolo products as “Class I” and “Class II” devices.  These classifications require us to submit to the FDA a pre-market notification form or 510(k).  The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing.  In our 510(k) notification, we must, among other things, establish that the product we plan to market is “substantially equivalent” to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) a product that the FDA has previously cleared under the 510(k) process.

          The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device.  As of September 30, 2006, we have received market clearance from the FDA for our Piccolo system and 25 reagent tests that we have on 12 reagent discs.  We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures.  These new test products are crucial for our success in the human medical market.  If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

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

          In October 2006, the FDA granted waived status under CLIA regulations for the following six additional analytes: albumin (ALB), alkaline phosphatase (ALP), amylase (AMY), gamma glutamyltransferase (GGT), total bilirubin (TBIL) and total protein (TP), when used in conjunction with the Piccolo point-of-care analyzer for the medical market.  Accordingly, we can offer the Liver Panel Plus, along with the Lipid Panel and Lipid Panel Plus as waived tests to the medical market.  The tests included on our Lipid Panel and Lipid Panel Plus reagent discs have been granted waived status under CLIA regulations for our total cholesterol, HDL, triglycerides, glucose, ALT and AST tests when used in conjunction with our Piccolo system.  Waived status permits untrained personnel to run the Piccolo system using the Liver Panel Plus, Lipid Panel and Lipid Panel Plus; thus, extending the sites (doctors’ offices and other point-of-care environments) that can use the Piccolo system.

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

          Abaxis’ management assessed the effectiveness of its internal control over financial reporting as of its fiscal years ended March 31, 2006 and 2005.  The assessment for fiscal 2005 identified a material weakness in its internal control over financial reporting related to ineffective controls over the determination and reporting of the provision for income taxes.  The control deficiency identified in fiscal 2005 could have resulted in a future material misstatement of our income tax provision (and related balance sheet accounts) that would not have been prevented or detected by management.  Although Abaxis received an unqualified opinion on its financial statements for the fiscal year ended March 31, 2006, and on the effectiveness of its internal control over financial reporting, the steps Abaxis has taken to date and the steps Abaxis is still in the process of taking to improve the reliability of its financial statements in the future are subject to continued management review, as well as oversight by the audit committee of its board of directors.  Any failure to implement required new or improved controls, or difficulties encountered in implementation could harm operating results or prevent us from accurately reporting financial results or cause a failure by Abaxis to meet its reporting obligations in the future.  If our management cannot assess Abaxis’ internal control over financial reporting as effective, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

Potential new accounting pronouncements may impact our future financial position or results of operations.

          Future changes in financial accounting standards, including new changes in accounting for employee share-based awards, may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations.  New pronouncements and varying interpretations of pronouncements have occurred and are expected to continue to occur frequently, and we may make changes in our accounting policies in the future.  As a result, we intend to invest significant resources to comply with evolving standards, and this investment may result in increased general and administrative expenses.

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

For our line of credit, which provides for borrowings of up to $2,000,000, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 8.00% at September 30, 2006.  Consequently, an increase in the prime rate would expose us to higher interest expenses.  At September 30, 2006, there was no amount outstanding on our line of credit.

We invest excess cash in cash equivalents and in various types of short-term investments.  Our investment objective is to maximize yields without significantly increased risk.  At September 30, 2006, our short-term investments totaled $26,870,000, which includes net unrealized gains of $225,000.  The short-term investments consisted of corporate obligations and auction rate securities, with maturities of one year or less from the date of purchase.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended September 30, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

We are involved from time to time in various litigation matters in the normal course of business.  We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 1A.	Risk Factors

Other than with respect to the risk factors below, there have been no material changes from the risk factors disclosed in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed with the Securities and Exchange Commission on June 14, 2006.  The two risk factors below were added in the quarterly period to address (i) the potential impact of future changes in accounting pronouncements and (ii) risks associated with unanticipated changes in the Company’s tax provisions or exposure to additional income tax liabilities.

Potential new accounting pronouncements may impact our future financial position or results of operations.

Future changes in financial accounting standards, including new changes in accounting for employee share-based awards, may cause adverse, unexpected fluctuations in the timing of the recognition of revenues or expenses and may affect our financial position or results of operations.  New pronouncements and varying interpretations of pronouncements have occurred and are expected to continue to occur frequently, and we may make changes in our accounting policies in the future.  As a result, we intend to invest significant resources to comply with evolving standards, and this investment may result in increased general and administrative expenses.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description of Document

10.22	Amendment, dated September 21, 2006, to the Manufacturing and Supply Agreement by and between Diatron Messtechnik GmbH and Abaxis, dated November 13, 2003. +

10.23	Distribution Agreement by and between Walco International, Inc. (d/b/a DVM Resources) and Abaxis, dated April 1, 2006. +

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+ Confidential treatment of certain portions of this agreement has been requested from the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.
(Registrant)

Date: November 9, 2006	BY:	/s/ Clinton H. Severson

Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2006	BY:	/s/ Alberto R. Santa Ines

Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)