Form 10-Q
period 2006-12-31
ABAXIS INC
filed 2007-02-08
CIK 881890

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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

As of February 5, 2007, there were 20,897,000 shares of the Registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q
For the Quarter Ended December 31, 2006

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2006	2005	2006	2005

Revenues	$22,018,000	$17,444,000	$63,413,000	$49,130,000
Cost of revenues (1)	10,439,000	7,605,000	28,839,000	21,372,000

Gross profit	11,579,000	9,839,000	34,574,000	27,758,000

Operating expenses:
Research and development (1)	1,495,000	1,491,000	4,731,000	4,554,000
Sales and marketing (1)	5,302,000	4,221,000	15,306,000	11,256,000
General and administrative (1)	1,262,000	1,316,000	4,232,000	4,148,000

Total operating expenses	8,059,000	7,028,000	24,269,000	19,958,000

Income from operations	3,520,000	2,811,000	10,305,000	7,800,000
Interest and other income	493,000	119,000	1,227,000	366,000
Interest and other expense	(2,000)	(7,000)	(33,000)	(20,000)

Income before income taxes	4,011,000	2,923,000	11,499,000	8,146,000
Income tax provision	1,235,000	1,072,000	4,208,000	2,996,000

Net income	$2,776,000	$1,851,000	$7,291,000	$5,150,000

Net income per share:
Basic net income per share	$0.13	$0.09	$0.35	$0.26

Diluted net income per share	$0.13	$0.09	$0.33	$0.24

Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	20,766,000	20,027,000	20,547,000	19,948,000

Weighted average common shares outstanding - diluted	21,939,000	21,585,000	21,871,000	21,374,000

Share-based compensation expense by function (1)
Cost of revenues	$26,000		$52,000
Research and development	32,000		90,000
Sales and marketing	75,000		228,000
General and administrative	85,000		235,000

Total share-based compensation expense	$218,000		$605,000

(1) Cost of revenues and operating expenses for the three and nine months ended December 31, 2006 include share-based compensation expense in accordance with Statement of Financial Accounting Standards No. 123(R), which the Company adopted on April 1, 2006.  See Note 6 – “Share-Based Compensation” for additional information.

See Notes to the Unaudited Condensed Financial Statements.

ABAXIS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	December 31, 2006	March 31, 2006

Assets
Current assets:
Cash and cash equivalents	$15,003,000	$10,164,000
Short-term investments	27,102,000	20,372,000
Trade receivables (net of allowances of $409,000 at December 31, 2006 and $343,000 at March 31, 2006)	15,541,000	14,638,000
Inventories, net	12,552,000	10,396,000
Prepaid expenses	1,578,000	446,000
Net deferred tax asset - current	4,269,000	4,294,000

Total current assets	76,045,000	60,310,000
Property and equipment, net	11,984,000	10,038,000
Intangible assets, net	468,000	525,000
Deposits and other assets	49,000	80,000
Net deferred tax asset - non-current	8,223,000	12,125,000

Total assets	$96,769,000	$83,078,000

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,973,000	$4,614,000
Accrued payroll and related expenses	3,166,000	3,890,000
Other accrued liabilities	1,282,000	705,000
Warranty reserve	297,000	213,000
Deferred revenue	692,000	939,000

Total current liabilities	12,410,000	10,361,000

Deferred rent	415,000	478,000
Deferred revenue, less current portion	1,254,000	938,000
Other long-term liabilities	331,000	263,000

Total non-current liabilities	2,000,000	1,679,000

Commitments and contingencies (Note 5)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 35,000,000 shares authorized; 20,776,000 and 20,135,000 shares issued and outstanding at December 31, 2006 and at March 31, 2006, respectively	100,489,000	96,506,000
Accumulated deficit	(18,252,000)	(25,543,000)
Accumulated other comprehensive income	122,000	75,000

Total shareholders’ equity	82,359,000	71,038,000

Total liabilities and shareholders’ equity	$96,769,000	$83,078,000

See Notes to the Unaudited Condensed Financial Statements.

ABAXIS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended December 31,

	2006	2005

Operating activities:
Net income	$7,291,000	$5,150,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,931,000	1,586,000
Loss on disposal of property and equipment	31,000	7,000
Share-based compensation expense	605,000	(12,000)
Tax benefit from exercises of share-based payment awards	—	278,000
Common stock issued for employee benefit plans	66,000	43,000
Changes in assets and liabilities:
Trade receivables	(903,000)	(3,158,000)
Inventories	(2,065,000)	(1,658,000)
Prepaid expenses	(1,132,000)	(95,000)
Deposits and other assets	31,000	18,000
Net deferred tax assets	3,895,000	2,330,000
Accounts payable	2,359,000	1,636,000
Accrued payroll and related expenses	(724,000)	955,000
Other accrued liabilities	577,000	381,000
Warranty reserve	84,000	(29,000)
Deferred rent	(63,000)	19,000
Deferred revenue	69,000	(359,000)
Other long-term liabilities	68,000	172,000

Net cash provided by operating activities	12,120,000	7,264,000

Investing activities:
Purchases of short-term investments	(60,183,000)	(20,926,000)
Proceeds from maturities of short-term investments	53,532,000	16,787,000
Purchases of property and equipment	(3,928,000)	(2,364,000)

Net cash used in investing activities	(10,579,000)	(6,503,000)

Financing activities:
Repayment of capital lease obligations	—	(16,000)
Proceeds from the exercise of common stock options and warrants	3,298,000	868,000

Net cash provided by financing activities	3,298,000	852,000

Net increase in cash and cash equivalents	4,839,000	1,613,000
Cash and cash equivalents at beginning of period	10,164,000	5,776,000

Cash and cash equivalents at end of period	$15,003,000	$7,389,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,000	$4,000

Cash paid for income taxes, net of refunds	$450,000	$428,000

Supplemental disclosure of non-cash information:
Change in unrealized gains on short-term investments, net of tax	$47,000	$196,000

See Notes to the Unaudited Condensed Financial Statements.

ABAXIS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1. Description of Business and Significant Accounting Policies

Description of Business.  Abaxis, Inc. (the “Company”), incorporated in California in 1989, develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurements.

Basis of Presentation.  The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the periods ended December 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2007 or for any future period.

These unaudited condensed financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

Reclassifications.  Certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentation.  These reclassifications had no material impact on previously reported results of operations.

Use of Estimates in Preparation of Financial Statements.  The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Such management estimates include allowance for doubtful accounts, sales and other allowances, inventory reserves, a valuation allowance for net deferred tax assets and warranty reserves.  Actual results could differ from those estimates.

Recent Accounting Pronouncements

SFAS No. 123(R)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”).  SFAS No. 123(R) is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB No. 123” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).  During 2005, the FASB also issued Staff Positions No. FAS 123(R)-1, -2, and -3 to provide application guidance related to SFAS No. 123(R).  SFAS No. 123(R) requires all share-based compensation to employees and directors to be valued at fair value on the date of grant, and to be expensed over the applicable vesting period.

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

On April 1, 2006, the Company adopted SFAS No. 123(R) using the modified prospective method and accordingly, prior period financial statements have not been restated to reflect the impact of SFAS No. 123(R).  SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock units based on their fair values, in the Company’s results of operations.  The share-based compensation expense includes expense for unvested awards at March 31, 2006 and all awards granted subsequent to March 31, 2006.  Share-based compensation expense for the unvested awards outstanding at March 31, 2006 is based on the grant-date fair value as used in calculating the pro forma disclosures in prior period financial statements in accordance with the provisions of SFAS No. 123.  The impact of the adoption of SFAS No. 123(R) on the Company’s financial results is disclosed in Note 6 – “Share-Based Compensation.”

FIN 48

In June 2006, the FASB issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  FIN 48 will be effective for the Company on April 1, 2007.  The Company is currently evaluating FIN 48 and has not determined the expected impact of the implementation of FIN 48 on its financial position, cash flows and results of operations.

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

SAB No. 108

In September 2006, the SEC issued Staff Accounting Bulletin  No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”).  SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment.  The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.  SAB No. 108 is effective for the Company in its fiscal year ended March 31, 2007.  The Company is currently assessing SAB No. 108 and the effect of its adoption on the Company’s financial position, cash flows and results of operations.

Note 2.  Inventories, net

Inventories, net, include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market.  Components of inventories, net, were as follows:

	December 31, 2006	March 31, 2006

Raw materials	$7,055,000	$5,581,000
Work in process	2,786,000	2,904,000
Finished goods	2,711,000	1,911,000

Inventories, net	$12,552,000	$10,396,000

Note 3.  Warranty Reserves

The Company provides for the estimated future costs to be incurred under the Company’s standard warranty obligation of two years on instruments.  The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated.  The estimated accrual for warranty exposure is based on historical experience, estimated product failure rates, material usage, freight incurred in repairing the instrument after failure and known design changes.  The Company evaluates its estimates on an ongoing basis and believes it has the ability to reasonably estimate warranty costs.  However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in the Company’s warranty reserve accrual in the period in which the change was identified.

The change in the Company’s accrued warranty reserve during the three and nine months ended December 31, 2006 and 2005 is summarized as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2006	2005	2006	2005

Balance at beginning of period	$578,000	$317,000	$472,000	$245,000
Provision for warranty expense	102,000	103,000	299,000	263,000
Warranty costs incurred	(52,000)	(27,000)	(143,000)	(115,000)

Balance at end of period	628,000	393,000	628,000	393,000
Long-term portion of warranty reserve	331,000	177,000	331,000	177,000

Current portion of warranty reserve	$297,000	$216,000	$297,000	$216,000

Note 4.  Line of Credit

The Company has a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000.  The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.  The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 8.00% at December 31, 2006, and is payable monthly.  Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for the Company’s facilities lease at December 31, 2006.  At December 31, 2006, there was no amount outstanding under the Company’s line of credit.  The weighted average interest rates on the line of credit during the three months ended December 31, 2006 and 2005 were 8.00% and 6.72%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis.  Included in these financial covenants, among other stipulations, is a requirement that the Company has a minimum net income of $25,000 before preferred stock dividends and accretion on preferred stock in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.  The Company is also required to be profitable, as defined, on a fiscal year to date basis beginning with the six months period ending September 30, 2006 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2007.  In addition, the Company is required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, of not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000.  At December 31, 2006, the Company was in compliance with these covenants.

Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $82.4 million at December 31, 2006, including its intellectual property.

Note 5.  Commitments and Contingencies

In November 2003, the Company entered into an original equipment manufacturing (“OEM”) agreement with Diatron Messtechnik GmbH (“DIATRON”) of Austria to purchase DIATRON hematology instruments.  The DIATRON hematology instruments are currently supplied by Diatron MI Kft.  Under the terms of the OEM agreement, the Company became committed to purchase a minimum number of hematology units through fiscal 2009 from DIATRON once the product was qualified for sale, which occurred in May 2004.  In September 2006, the terms of the agreement, with respect to the purchase commitments, were revised.  Under the amended OEM agreement, the Company is committed to purchase a minimum number of hematology units through fiscal 2008.  At December 31, 2006, the outstanding commitment totaled $5,534,000.  The payments due for fiscal years 2007 and 2008 are $1,932,000 and $3,602,000, respectively.

The Company is involved from time to time in various litigation matters in the normal course of business.  The Company  believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.

Note 6.  Share-Based Compensation

Equity Compensation Plans

The Company’s share-based compensation plans are described below.

2005 Equity Incentive Plan.  The Company’s 2005 Equity Incentive Plan (“the Equity Incentive Plan”), restated and amended the Company’s 1998 Stock Option Plan.  The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation award or other stock-based awards to employees, directors and consultants.  The Equity Incentive Plan provides for the issuance of a maximum of 4,886,000 shares, of which 596,000 shares of common stock were available for future issuance as of December 31, 2006.

Options granted to employees and directors generally expire ten years from the grant date.  Options granted to employees generally become exercisable over a period of four years based on cliff-vesting terms and continuous employment.  Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service.  See the “Stock Options” section in this Note for additional information.

Restricted stock units awarded to employees generally vest over a period of four years and the awards are also subject to accelerated vesting upon achieving certain performance-based milestones and continuous employment during the vesting period.  Restricted stock units awarded to non-employee directors vest in full one year after grant date based on continuous service.  See the “Restricted Stock Units” section in this Note for additional information.

1992 Outside Directors’ Stock Option Plan.  Under the Company’s 1992 Outside Directors’ Stock Option Plan (“the Directors’ Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors.  Options under the Directors’ Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant.  Options granted to directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service.  The Directors’ Plan provided for the issuance of a maximum of 250,000 shares.  As of December 31, 2006, no shares of common stock were available for future issuance because the time period for granting options expired in accordance with the terms of the Directors’ Plan in June 2002.

Impact of the Adoption of SFAS No. 123(R) on Financial Results

Non-cash compensation expense recognized for share-based awards totaled $218,000 and $605,000 during the three and nine months ended December 31, 2006, respectively.  Share-based compensation expense reduced basic and diluted net income per share by $0.01 and $0.01, respectively, during the three months ended December 31, 2006.  Share-based compensation expense reduced basic and diluted net income per share by $0.03 and $0.03, respectively, during the nine months ended December 31, 2006.  Capitalized share-based compensation cost at December 31, 2006 was $14,000, which was included in inventory on the balance sheet.

The total unrecognized compensation expense for unvested share-based compensation awards outstanding at December 31, 2006 amounted to $5,871,000, which is expected to be recognized over the subsequent four years.  As of December 31, 2006, the total unrecognized compensation expense related to stock options granted amounted to $249,000, which is expected to be recognized over a weighted average period of one year.  As of December 31, 2006, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $5,622,000, which is expected to be recognized over a weighted average period of 2.81 years.

Cash proceeds from the exercise of stock options for the three months ended December 31, 2006 and 2005 were $352,000 and $299,000, respectively.  Cash proceeds from the exercise of stock options for the nine months ended December 31, 2006 and 2005 were $3,212,000 and $521,000, respectively.  Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits for deductions resulting from the exercise of stock options as operating cash flows on its statements of cash flows.  SFAS No. 123(R) requires the cash flows resulting from the excess tax benefits for those share-based payment awards to be classified as financing cash flows.  There were no excess tax benefits recorded for the three and nine months ended December 31, 2006.

Valuation and Expense Recognition Method for Stock Options.  In the pro forma disclosures in prior period financial statements, the fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred.  For these unvested awards as of March 31, 2006, the Company has continued to recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model.  In accordance with the provisions of SFAS No. 123(R), the compensation expense is reduced for an estimate of the number of stock option awards that are expected to be forfeited.  The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.  The following are the weighted average assumptions used to determine the fair value of each stock option on the date of grant:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2006	2005	2006	2005

Expected term of option	N/A	N/A	N/A	6 years
Risk-free interest rate	N/A	N/A	N/A	3.76%
Dividend yield	N/A	N/A	N/A	0.00%
Volatility	N/A	N/A	N/A	53%

There were no stock options granted during the three and nine months ended December 31, 2006 and during the three months ended December 31, 2005.

Valuation and Expense Recognition Method for Restricted Stock Units.  The fair value of restricted stock unit awards is measured based on the number of shares granted and the closing market price of the Company’s common stock on the date of grant.  Such value is recognized as an expense over the corresponding requisite service period.  The Company’s policy is to recognize the expense based on the vested portions of the awards.  The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited.  The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.

Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123(R)

As discussed in Note 1, the Company accounted for share-based employee compensation under SFAS No. 123(R)’s fair value method during the three and nine months ended December 31, 2006.  The Company’s financial statements prior to April 1, 2006 do not include the impact of recording stock options using the fair value.  During the three and nine months ended December 31, 2005, in accordance with the provisions of SFAS No. 123, the fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred.

The following table illustrates the effect on the Company’s pro forma net income and basic and diluted net income per share using the fair value-based accounting method in the three and nine months ended December 31, 2005:

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005

Net income, as reported	$1,851,000	$5,150,000
Less: Pro forma share-based compensation expense determined under the fair value-based accounting method for all awards, net of related tax effects	(1,354,000)	(2,391,000)

Pro forma net income	$497,000	$2,759,000

Basic and diluted net income per share:
As reported - basic	$0.09	$0.26
Pro forma - basic	$0.02	$0.14
As reported - diluted	$0.09	$0.24
Pro forma - diluted	$0.02	$0.13

Stock Options

Prior to April 1, 2006, the Company granted stock options to employees, with an exercise price equal to the closing market price of the Company’s common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment.  The Company’s current practice is to issue new shares of common stock upon the exercise of stock options.

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2006 and the changes during the nine-month period then ended:

	Options Outstanding			Options Exercisable

	Number of Shares Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Number of Shares Exercisable	Weighted Average Exercise Price Per Share

Balance at March 31, 2006	2,532,000	$6.77	4.79	2,317,000	$6.61

Granted	—	—
Exercised	(606,000)	5.30
Canceled or forfeited	(12,000)	12.75

Balance at December 31, 2006	1,914,000	$7.20	4.52	1,817,000	$7.05

The aggregate intrinsic value of options outstanding and options exercisable at December 31, 2006 was $23,606,000 and $22,715,000, respectively.  The intrinsic value represents the pre-tax intrinsic value, based on the Company’s closing stock price as of December 29, 2006, (the last trading day for the quarterly period ended December 31, 2006), which would have been received by the option holders had all option holders exercised their options as of that date.  During the three and nine months ended December 31, 2006, the total intrinsic value of stock options exercised was $1,190,000 and $9,415,000, respectively.  There were no stock options granted during the three months ended December 31, 2006.

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable	Weighted Average Exercise Price Per Share

$ 1.50 - $ 1.88	197,000	1.99	$1.63	197,000	$1.63
$ 1.94 - $ 3.00	232,000	2.51	2.53	232,000	2.53
$ 3.12 - $ 3.13	54,000	0.75	3.12	54,000	3.12
$ 3.20 - $ 3.85	253,000	6.30	3.84	224,000	3.84
$ 3.94 - $ 4.75	51,000	4.46	4.29	51,000	4.29
$ 4.87 - $ 4.87	364,000	4.31	4.87	364,000	4.87
$ 4.94 - $ 7.56	247,000	3.86	6.40	246,000	6.40
$ 7.88 - $ 13.00	196,000	4.82	9.31	162,000	8.89
$ 13.17 - $ 21.45	100,000	7.46	15.78	67,000	16.35
$ 21.65 - $ 22.10	220,000	7.30	21.66	220,000	21.66

$ 1.50 - $ 22.10	1,914,000	4.52	$7.20	1,817,000	$7.05

Stock Option Acceleration.  On December 5, 2005, the Company’s Board of Directors approved full acceleration of unvested stock options with an exercise price of $19.12 or greater previously granted under the Abaxis, Inc. 1998 Stock Option Plan held by the Company’s officers and employees.  Options to purchase 144,810 shares of the Company’s common stock, including 126,873 shares held by certain of the Company’s executive officers, became immediately exercisable as of December 5, 2005.

Restricted Stock Units

The Company grants restricted stock unit awards to employees and directors as part of its share-based compensation program which began in fiscal 2007.  The restricted stock unit awards entitle holders to receive shares of common stock at the end of a specified period of time.  Vesting for restricted stock unit awards is based on continued employment or service of the holder.  Upon vesting, the equivalent number of common shares are typically issued net of tax withholdings.  If the vesting conditions are not met, unvested restricted stock unit awards will be forfeited.  Generally, the restricted stock unit awards vest according to one of the following vesting schedules:

•

Restricted stock unit awards to employees:  Four year time-based vesting as follows:  5 percent vesting after first year; additional 10 percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous service.  Additionally, the restricted stock unit awards are also subject to accelerated vesting upon achieving certain performance-based milestones.

•	Restricted stock unit awards to non-employee directors: 100 percent vesting after one year of continuous service.

The Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”), in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of the restricted stock unit held by a participant upon such conditions and to such extent as determined by the Compensation Committee.  It is currently anticipated that awards granted to executive officers will accelerate fully on a change of control.  The vesting of non-employee director awards granted under the Equity Incentive Plan automatically will accelerate in full upon a change in control.

The following table summarizes information regarding the activity for restricted stock units during the nine months ended December 31, 2006:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at March 31, 2006	—	$—
Granted	305,000	24.56
Vested	—	—
Forfeited	(5,000)	21.43

Unvested at December 31, 2006	300,000	$24.62

The weighted average grant date fair value of restricted stock units is based on the number of shares granted and the closing market price of the Company’s common stock on the date of grant.  There were no restricted stock unit awards granted during the three months ended December 31, 2006.

Note 7.  Net Income Per Share

Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period.  Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding using the treasury stock method.  Dilutive potential common shares outstanding include outstanding stock options, restricted stock units and warrants.

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2006	2005	2006	2005

Numerator:
Net income	$2,776,000	$1,851,000	$7,291,000	$5,150,000

Denominator:
Weighted average common shares outstanding - basic	20,766,000	20,027,000	20,547,000	19,948,000
Weighted average effect of dilutive securities:
Stock options	1,057,000	1,430,000	1,192,000	1,305,000
Restricted stock units	4,000	—	2,000	—
Warrants	112,000	128,000	130,000	121,000

Weighted average common shares outstanding - diluted	21,939,000	21,585,000	21,871,000	21,374,000

Net income per share:
Basic net income per share	$0.13	$0.09	$0.35	$0.26

Diluted net income per share	$0.13	$0.09	$0.33	$0.24

The Company excluded the following stock options and warrants from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of the Company’s common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2006	2005	2006	2005

Weighted average number of shares underlying antidilutive stock options and warrants	223,000	269,000	222,000	409,000
Weighted average exercise price per share underlying antidilutive stock options and warrants	$21.65	$21.15	$21.66	$18.62

The Company excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2006	2005	2006	2005

Weighted average number of shares underlying antidilutive restricted stock units	294,000	N/A	195,000	N/A

Note 8.  Income Taxes

The Company’s effective tax rate was 31% and 37% for the three months ended December 31, 2006 and 2005, respectively.  The Company’s effective tax rate was 37% and 37% for the nine months ended December 31, 2006 and 2005, respectively.  The decrease in the effective tax rate for the three months ended December 31, 2006, as compared to the three months ended December 31, 2005, was due primarily to the retroactive extension of the federal research and development tax credit, partially offset by non-deductible share-based compensation expense.

Tax Effects of Stock Awards

In November 2005, FASB issued Financial Statement Position (“FSP”) on SFAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”  Effective upon issuance, this FSP describes an alternative transition method for calculating the tax effects of stock-based compensation pursuant to SFAS No. 123(R).  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool of employee stock-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).  Companies have one year from the later of the adoption of SFAS No. 123(R) or the effective date of the FSP to evaluate their transition alternatives and make a one-time election.  The Company expects to make such election by the end of fiscal 2007.

Note 9.  Comprehensive Income

The following is a summary of comprehensive income for the three and nine months ended December 31, 2006 and 2005:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2006	2005	2006	2005

Net income	$2,776,000	$1,851,000	$7,291,000	$5,150,000
Other comprehensive income:
Change in unrealized gains on short-term investments, net of tax	(13,000)	106,000	47,000	196,000

Comprehensive income	$2,763,000	$1,957,000	$7,338,000	$5,346,000

Note 10.   Revenues by Product Category, Customer Group and Geographic Region and Significant Concentrations

The Company currently operates in one segment, the development, manufacturing, marketing and sales of portable blood analysis systems for use in any veterinary or human patient-care setting to clinicians with rapid blood constituent measurement requirements.

Revenue Information

The following is a summary of revenues for each group of products and services provided by the Company:

	Three Months Ended December 31,		Nine Months Ended December 31,

Revenues by Product Category	2006	2005	2006	2005

Instruments	$8,369,000	$6,478,000	$21,667,000	$15,554,000
Reagent discs and kits	12,239,000	9,815,000	36,629,000	29,865,000
Other	964,000	1,053,000	3,728,000	2,975,000

Product sales, net	21,572,000	17,346,000	62,024,000	48,394,000
Development and licensing revenue	446,000	98,000	1,389,000	736,000

Total revenues	$22,018,000	$17,444,000	$63,413,000	$49,130,000

The following is a summary of revenues by customer group:

	Three Months Ended December 31,		Nine Months Ended December 31,

Revenues by Customer Group	2006	2005	2006	2005

Medical Market	$4,656,000	$2,858,000	$12,506,000	$7,879,000
Veterinary Market	16,312,000	13,735,000	47,013,000	38,454,000
Other	1,050,000	851,000	3,894,000	2,797,000

Total revenues	$22,018,000	$17,444,000	$63,413,000	$49,130,000

The following is a summary of revenues by geographic region based on customer location:

	Three Months Ended December 31,		Nine Months Ended December 31,

Revenues by Geographic Region	2006	2005	2006	2005

North America	$18,221,000	$14,777,000	$52,652,000	$41,815,000
Europe	2,781,000	1,750,000	7,543,000	5,234,000
Asia Pacific and rest of the world	1,016,000	917,000	3,218,000	2,081,000

Total revenues	$22,018,000	$17,444,000	$63,413,000	$49,130,000

Significant Concentrations

Revenues from significant customers as a percentage of total revenue were as follows:

	Geographical Location	Three Months Ended December 31,		Nine Months Ended December 31,

Distributor		2006	2005	2006	2005

Walco International, Inc., d/b/a DVM Resources	United States	13%	<10%	15%	14%
Henry Schein, Inc.	United States	<10%	14%	<10%	15%

At December 31, 2006, two distributors in the United States accounted for 14% and 10%, respectively, of trade receivables.  At December 31, 2005, two distributors in the United States accounted for 16% and 13%, respectively, of trade receivables.

Substantially all of the Company’s long-lived assets are located in the United States.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect Abaxis’ current views with respect to future events and financial performance.  In this report, the words “anticipates,” “believes,” “continue,” “could,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “will,” and similar expressions identify forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, in Part II, Item 1A of this report and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, that could cause actual results to differ materially from historical results or those anticipated.  Such risks and uncertainties include, but are not limited to, the market acceptance of our products and the continuing development of our products, required United States Food and Drug Administration clearance and other government approvals, risks associated with manufacturing and distributing our products on a commercial scale, free of defects, risks related to the introduction of new instruments manufactured by third parties, risks associated with entering the human diagnostic market on a larger scale, risks related to the protection of Abaxis’ intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, risks associated with the ability to attract, train and retain competent sales personnel, general market conditions and competition.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  Abaxis assumes no obligation to update any forward-looking statements as circumstances change.

BUSINESS OVERVIEW

Abaxis, Inc. (“Abaxis,” “us” or “we”) was incorporated in California in 1989.  Our principal offices are located at 3240 Whipple Road, Union City, California 94587.  Our telephone number is (510) 675-6500 and our Internet address is www.abaxis.com.  We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  Our common stock trades on the NASDAQ Global Market under the symbol “ABAX.”

We develop, manufacture and market portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurements.  Our primary product is a blood analysis system, consisting of a compact portable analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 13 tests on veterinary patients and 14 tests on human patients.  The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma samples.  The system provides test results in less than 14 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer.  We manufacture the system in our manufacturing facilities in Union City, California and we market the system in both the human medical market and in the veterinary market, as described below.

•

Medical Market:  We currently market the system in the medical market under the name Piccolo Xpress™.  Through October 2006, we marketed the blood analysis system in the medical market as the Piccolo®, now referred to as the Piccolo Classic.  We continue to support and service our current population of Piccolo chemistry analyzers.

•

Veterinary Market:  We currently market the system in the veterinary market under the name VetScan VS2®.  Through March 2006, we marketed the blood analysis system in the veterinary market as the VetScan®, now referred to as the VetScan Classic.  We continue to support and service our current population of VetScan chemistry analyzers.

Abaxis also currently markets a veterinary hematology instrument that offers an 18-parameter CBC (complete blood count) analysis, including a three-part white blood cell differential for the diagnostic assessment of patients by the veterinarian in their clinic.  This hematology instrument was introduced in May 2004 as the VetScan HMII, and is now referred to as the VetScan HM2™.  We currently purchase the hematology instruments from Diatron MI Kft. of Budapest.  Through April 2004, we marketed a veterinary hematology instrument under the name VetScan HMT.  We continue to support and service our current population of VetScan HMT hematology instruments.

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

We have identified the policies below as critical because they are not only important to understanding our financial condition and results of operations, but also because the application and interpretation of these policies requires both judgment and estimates of matters that are inherently uncertain and unknown.  As a result, actual results may differ materially from our estimates.  The impact and any associated risks related to these policies on our business operations are discussed below.  A more detailed discussion on the application of these and other accounting policies are included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

Share-Based Compensation Expense.  On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”) using the modified prospective method and therefore have not restated prior periods’ results.  Under the fair value provisions of SFAS No. 123(R), we recognize share-based compensation expense, net of an estimated forfeiture rate, for those shares expected to vest over the requisite service period of the award to employees and directors.  Prior to April 1, 2006, we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and other related guidance and therefore, no employee compensation cost had been recognized for stock-based awards in financial statements prior to fiscal 2007 because we issued stock options with an exercise price equal to the market value at the date of grant.

We use the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006 because the stock options granted were at an exercise price equal to the market value at the date of grant.  Determining the appropriate fair value model and calculating the fair value of stock-based awards requires highly subjective assumptions, including estimating stock price volatility, expected term and forfeiture rates, as described below.

•	Expected stock price volatility: We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock over a term of one year.

•	Expected term: We estimate the expected term of stock options granted based on historical exercise patterns, which we believe are representative of future behavior.

•

Forfeiture rate:  We are required to estimate the expected forfeiture rate and only recognize expense for those shares expected to vest.  The forfeiture rate is estimated based on historical data of our share-based awards that are granted, exercised and cancelled and upon historical experience of employee turnover.

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

Revenues by Geographic Region and by Product Category.  Revenues by geographic region based on customer location and revenues by product category during the three and nine months ended December 31, 2006 and 2005 were as follows:

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change

Revenues by Geographic Region	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change

North America	$18,221,000	$14,777,000	$3,444,000	23%	$52,652,000	$41,815,000	$10,837,000	26%
Percentage of total revenues	83%	85%			83%	85%
Europe	2,781,000	1,750,000	1,031,000	59%	7,543,000	5,234,000	2,309,000	44%
Percentage of total revenues	13%	10%			12%	11%
Asia Pacific and rest of the world	1,016,000	917,000	99,000	11%	3,218,000	2,081,000	1,137,000	55%
Percentage of total revenues	4%	5%			5%	4%

Total revenues	$22,018,000	$17,444,000	$4,574,000	26%	$63,413,000	$49,130,000	$14,283,000	29%

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change

Revenues by Product Category	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change

Instruments	$8,369,000	$6,478,000	$1,891,000	29%	$21,667,000	$15,554,000	$6,113,000	39%
Percentage of total revenues	38%	37%			34%	32%
Reagent discs and kits	12,239,000	9,815,000	2,424,000	25%	36,629,000	29,865,000	6,764,000	23%
Percentage of total revenues	56%	56%			58%	61%
Other	964,000	1,053,000	(89,000)	(8)%	3,728,000	2,975,000	753,000	25%
Percentage of total revenues	4%	6%			6%	6%

Product sales, net	21,572,000	17,346,000	4,226,000	24%	62,024,000	48,394,000	13,630,000	28%
Percentage of total revenues	98%	99%			98%	99%
Development and licensing revenue	446,000	98,000	348,000	355%	1,389,000	736,000	653,000	89%
Percentage of total revenues	2%	1%			2%	1%

Total revenues	$22,018,000	$17,444,000	$4,574,000	26%	$63,413,000	$49,130,000	$14,283,000	29%

Three Months Ended December 31, 2006 Compared with Three Months Ended December 31, 2005

North America.  In the three months ended December 31, 2006, total revenues in North America increased 23%, or $3,444,000, as compared to the three months ended December 31, 2005.  Components of the change in North America were as follows:

Instruments.  In the three months ended December 31, 2006, total revenues from instruments sold in North America increased 26%, or $1,353,000, as compared to the three months ended December 31, 2005.  The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) increased 29%, or $339,000, due to sales to two national distributors.  Sales of our Piccolo chemistry analyzers to the U.S. government increased 118%, or $98,000, based primarily on the U.S. Military’s increased needs for our products, which are not predictable.

(ii) Sales of our VetScan chemistry analyzers in North America increased 46%, or $979,000, due primarily to (a) an increase in sales personnel to promote our products and (b) an increase in the average selling price.  Sales of our hematology systems in North America decreased 3%, or $63,000.

Reagent discs and kits. In the three months ended December 31, 2006, total revenues from reagent discs and kits sold in North America increased 22%, or $1,847,000, as compared to the three months ended December 31, 2005.  The primary factors of the change were as follows:

(i) Medical reagent discs sales in North America (excluding the U.S. government) increased 114%, or $914,000, due to the expanded installed base of our Piccolo chemistry analyzers.  Medical reagent discs sold to the U.S. government increased 48%, or $205,000, based primarily on the U.S. Military’s increased needs for our products, which are not predictable.

(ii) Veterinary reagent discs sales in North America increased 8%, or $545,000, due to the expanded installed base of our VetScan chemistry analyzers.  Sales of hematology reagent kits in North America increased 29%, or $183,000, due to the expanded installed base of our hematology systems.

Other products.  In the three months ended December 31, 2006, total revenues from other products sold in North America decreased 10%, or $104,000, as compared to the three months ended December 31, 2005.  The net decrease in other products was due primarily to an increase in maintenance contracts offered to customers as incentives in the form of free goods in connection with the sale of our products during the third quarter of fiscal 2007. The decrease was offset by an increase in demand from Becton, Dickinson and Company for products using the Orbos process, which is based on seasonal demands.

Development and licensing.  In the three months ended December 31, 2006, total revenues from development and licensing in North America increased 355%, or $348,000, as compared to the three months ended December 31, 2005.  The development and licensing revenue is based on our licensed agreements related to our proprietary technology called the Orbos® Discrete Lyophilization Process to Cepheid.

Significant concentration.  One distributor in the United States, DVM Resources, accounted for 13% of total worldwide revenues for the three months ended December 31, 2006.  One distributor in the United States, Henry Schein, Inc., accounted for 14% of total worldwide revenues for the three months ended December 31, 2005.

Europe.  In the three months ended December 31, 2006, total revenues in Europe increased 59%, or $1,031,000, as compared to the three months ended December 31, 2005.  Components of the change in Europe were as follows:

Instruments.  In the three months ended December 31, 2006, total revenues from instruments sold in Europe increased 60%, or $464,000, as compared to the three months ended December 31, 2005.  The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in Europe increased 115%, or $116,000, due to (a) an increase in demand from distributors and (b) the fluctuation of the sales cycle of our Piccolo chemistry analyzers.

(ii) Sales of our VetScan chemistry analyzers in Europe increased 53%, or $324,000, primarily due to the availability of products which were delayed in the second quarter of fiscal 2007, resulting from manufacturing issues associated with the VetScan VS2 product.  Sales of our hematology systems in Europe increased 36%, or $24,000.

Reagent discs and kits.  In the three months ended December 31, 2006, total revenues from reagent discs and kits sold in Europe increased 58%, or $564,000, as compared to the three months ended December 31, 2005.  The primary factors of the change were as follows:

(i) Medical reagent discs sales in Europe increased 79%, or $96,000, due to the expanded installed base of our Piccolo chemistry analyzers.

(ii) Veterinary reagent discs sales in Europe increased 52%, or $431,000, due to the expanded installed base of our VetScan chemistry analyzers.  Sales of hematology reagent kits in Europe increased 176%, or $37,000.

Other products. In the three months ended December 31, 2006, total revenues from other products sold in Europe increased 100%, or $3,000, as compared to the three months ended December 31, 2005.

Asia Pacific and rest of the world.  In the three months ended December 31, 2006, total revenues in Asia Pacific and rest of the world increased 11%, or $99,000, as compared to the three months ended December 31, 2005.  Components of the change in Asia Pacific and rest of the world were as follows:

Instruments.  In the three months ended December 31, 2006, total revenues from instruments sold in Asia Pacific and rest of the world increased 15%, or $74,000, as compared to the three months ended December 31, 2005.  The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in Asia Pacific and rest of the world increased 100%, or $15,000.

(ii) Sales of our VetScan chemistry analyzers in Asia Pacific and rest of the world increased 169%, or $296,000, primarily due to sales to our distribution partner in Japan.  Sales of our hematology systems in Asia Pacific and rest of the world decreased 75%, or $237,000, primarily due to slower sales by our distribution partner in Japan.

Reagent discs and kits.  In the three months ended December 31, 2006, total revenues from reagent discs and kits sold in Asia Pacific and rest of the world increased 3%, or $13,000, as compared to the three months ended December 31, 2005.  The primary factors of the change were as follows:

(i) Medical reagent discs sales in Asia Pacific and rest of the world decreased 52%, or $17,000.

(ii) Veterinary reagent discs sales in Asia Pacific and rest of the world increased 8%, or $27,000. Sales of hematology reagent kits in Asia Pacific and rest of the world increased 6%, or $3,000.

Other products.  In the three months ended December 31, 2006, total revenues from other products sold in Asia Pacific and rest of the world increased 400%, or $12,000, as compared to the three months ended December 31, 2005.

Nine Months Ended December 31, 2006 Compared with Nine Months Ended December 31, 2005

North America.  In the nine months ended December 31, 2006, total revenues in North America increased 26%, or $10,837,000, as compared to the nine months ended December 31, 2005.  Components of the change in North America were as follows:

Instruments.  In the nine months ended December 31, 2006, total revenues from instruments sold in North America increased 36%, or $4,529,000, as compared to the nine months ended December 31, 2005.  The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) increased 62%, or $1,543,000, partially due to sales to two national distributors, offset by a change in the average selling price of Piccolo chemistry analyzers in North America (excluding the U.S. government).  Sales of our Piccolo chemistry analyzers to the U.S. government decreased 12%, or $99,000, primarily due to a decrease in the U.S. Military’s needs for our products in the second quarter of fiscal 2007, which are not predictable.

(ii) Sales of our VetScan chemistry analyzers in North America increased 45%, or $2,239,000, due primarily to (a) an increase in sales personnel to promote our products and (b) an increase in the average selling price.  Sales of our hematology systems in North America increased 19%, or $846,000, attributed primarily to a slower market acceptance of the hematology systems in the prior period.

Reagent discs and kits.  In the nine months ended December 31, 2006, total revenues from reagent discs and kits sold in North America increased 19%, or $4,936,000, as compared to the nine months ended December 31, 2005.  The primary factors of the change were as follows:

(i) Medical reagent discs sales in North America (excluding the U.S. government) increased 103%, or $2,232,000, due to the expanded installed base of our Piccolo chemistry analyzers.  Medical reagent discs sold to the U.S. government increased 26%, or $360,000, due to an increase in the U.S. Military’s needs for our products during the first and third quarters of fiscal 2007, which are not predictable.

(ii) Veterinary reagent discs sales in North America increased 9%, or $1,762,000, partially due to the expanded installed base of our VetScan chemistry analyzers, offset by a realignment of inventory in the distribution channel primarily during the six months ended September 30, 2006.  Sales of hematology reagent kits in North America increased 33%, or $582,000, due to the expanded installed base of our hematology systems.

Other products.  In the nine months ended December 31, 2006, total revenues from other products sold in North America increased 24%, or $719,000, as compared to the nine months ended December 31, 2005.  The increase was due primarily to an increase in demand from Becton, Dickinson and Company for products using the Orbos Discrete Lyophilization Process, which is based on seasonal demands, offset by an increase in maintenance contracts offered to customers from time to time as part of incentives in the form of free goods in connection with the sale of our products.

Development and licensing.  In the nine months ended December 31, 2006, total revenues from development and licensing in North America increased 89%, or $653,000, as compared to the nine months ended December 31, 2005.  The development and licensing revenue is based on our licensed agreements of our technology underlying the Orbos process to Cepheid.

Significant concentration.  One distributor in the United States, DVM Resources, accounted for 15% of total worldwide revenues for the nine months ended December 31, 2006.  Two distributors in the United States, Henry Schein, Inc. and DVM Resources, accounted for 15% and 14%, respectively, of total worldwide revenues for the nine months ended December 31, 2005.

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

Europe.  In the nine months ended December 31, 2006, total revenues in Europe increased 44%, or $2,309,000, as compared to the nine months ended December 31, 2005.  Components of the change in Europe were as follows:

Instruments.  In the nine months ended December 31, 2006, total revenues from instruments sold in Europe increased 38%, or $754,000, as compared to the nine months ended December 31, 2005.  The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in Europe increased 48%, or $140,000.  The increase was due to (a) the fluctuation of the sales cycle of our Piccolo chemistry analyzers and (b) an increase in demand from distributors in the first and third quarters of fiscal 2007.

(ii) Sales of our VetScan chemistry analyzers in Europe increased 34%, or $501,000.  The increase was offset by a decrease in sales in the second quarter of fiscal 2007 due to manufacturing issues associated with the introduction of the new VetScan VS2 product line.  Sales of our hematology systems in Europe increased 60%, or $113,000.

Reagent discs and kits.  In the nine months ended December 31, 2006, total revenues from reagent discs and kits sold in Europe increased 47%, or $1,539,000, as compared to the nine months ended December 31, 2005.  The primary factors of the change were as follows:

(i) Medical reagent discs sales in Europe increased 109%, or $302,000, due to the expanded installed base of our Piccolo chemistry analyzers.

(ii) Veterinary reagent discs sales in Europe increased 40%, or $1,166,000, due to the expanded installed base of our VetScan chemistry analyzers.  Sales of hematology reagent kits in Europe increased 77%, or $71,000.

Other products. In the nine months ended December 31, 2006, total revenues from other products sold in Europe increased 107%, or $16,000, as compared to the nine months ended December 31, 2005.

Asia Pacific and rest of the world.  In the nine months ended December 31, 2006, total revenues in Asia Pacific and rest of the world increased 55%, or $1,137,000, as compared to the nine months ended December 31, 2005.  Components of the change in Asia Pacific and rest of the world were as follows:

Instruments.  In the nine months ended December 31, 2006, total revenues from instruments sold in Asia Pacific and rest of the world increased 93%, or $830,000, as compared to the nine months ended December 31, 2005.  The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in Asia Pacific and rest of the world decreased 67%, or $41,000.

(ii) Sales of our VetScan chemistry analyzers in Asia Pacific and rest of the world increased 180%, or $738,000.  The increase in VetScan chemistry analyzers  was due primarily to our distribution partner in Japan.  In the second quarter of fiscal 2006, our distributor in Japan received clearance from the Japanese regulatory agency to import and market the Piccolo and VetScan chemistry analyzers.  Sales of our hematology systems in Asia Pacific and rest of the world increased 32%, or $133,000, primarily due to sales by our distribution partner in Japan in the first quarter of fiscal 2007.

Reagent discs and kits.  In the nine months ended December 31, 2006, total revenues from reagent discs and kits sold in Asia Pacific and rest of the world increased 24%, or $289,000, as compared to the nine months ended December 31, 2005.  The primary factors of the change were as follows:

(i) Medical reagent discs sales in Asia Pacific and rest of the world decreased 27%, or $24,000.

(ii) Veterinary reagent discs sales in Asia Pacific and rest of the world increased 26%, or $256,000, due to the expanded installed base of our VetScan chemistry analyzers.  Sales of hematology reagent kits in Asia Pacific and rest of the world increased 59%, or $57,000.

Other products.  In the nine months ended December 31, 2006, total revenues from other products sold in Asia Pacific and rest of the world increased 180%, or $18,000, as compared to the nine months ended December 31, 2005.

Revenues by Customer Group.  Revenues by customer group during the three and nine months ended December 31, 2006 and 2005 were as follows:

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change

Revenues by Customer Group	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change

Medical Market	$4,656,000	$2,858,000	$1,798,000	63%	$12,506,000	$7,879,000	$4,627,000	59%
Percentage of total revenues	21%	16%			20%	16%
Veterinary Market	16,312,000	13,735,000	2,577,000	19%	47,013,000	38,454,000	8,559,000	22%
Percentage of total revenues	74%	79%			74%	78%
Other	1,050,000	851,000	199,000	23%	3,894,000	2,797,000	1,097,000	39%
Percentage of total revenues	5%	5%			6%	6%

Total revenues	$22,018,000	$17,444,000	$4,574,000	26%	$63,413,000	$49,130,000	$14,283,000	29%

Three Months Ended December 31, 2006 Compared with Three Months Ended December 31, 2005

Medical Market.  In the three months ended December 31, 2006, total revenues in the medical market increased 63%, or $1,798,000, as compared to the three months ended December 31, 2005.  Components of the change were as follows:

Instruments.  Total revenues from our Piccolo chemistry analyzers increased 42%, or $568,000, in the three months ended December 31, 2006, as compared to the three months ended December 31, 2005.  We sold a total of 164 Piccolo chemistry analyzers in the three months ended December 31, 2006, as compared to 105 Piccolo chemistry analyzers sold in the three months ended December 31, 2005.  The change in revenue was attributed to (a) an increase in North America (excluding the U.S. government) of 29%, or $339,000, due to sales to two national distributors; (b) an increase in Piccolo chemistry analyzers sold to the U.S. government of 118%, or $98,000, based primarily on the U.S. Military’s increased needs for our products, which are not predictable; (c) an increase in Europe of 115%, or $116,000, due to an increase in demand from distributors and to the fluctuation of the sales cycle of our Piccolo chemistry analyzers; and (d) an increase in Asia Pacific and rest of the world of 100%, or $15,000.

Reagent discs and kits.  Total revenues from reagent discs sold in the medical market increased 87%, or $1,198,000, in the three months ended December 31, 2006, as compared to the three months ended December 31, 2005.  We sold 284,000 reagent discs in the three months ended December 31, 2006, as compared to 142,000 reagent discs sold in the three months ended December 31, 2005.  The change was attributed to (a) an increase in North America (excluding the U.S. government) of 114%, or $914,000, due to the expanded installed base of our Piccolo chemistry analyzers; (b) an increase in reagent discs sold to the U.S. government of 48%, or $205,000, based primarily on the U.S. Military’s increased needs for our products, which are not predictable; (c) an increase in Europe of 79%, or $96,000, due to the expanded installed base of our Piccolo chemistry analyzers, offset by (d) a decrease in Asia Pacific and rest of the world of 52%, or $17,000.

Veterinary Market.  In the three months ended December 31, 2006, total revenues in the veterinary market increased 19%, or $2,577,000, as compared to the three months ended December 31, 2005.  Components of the change were as follows:

Instruments.  We sold a total of 748 VetScan chemistry analyzers and hematology systems in the three months ended December 31, 2006, as compared to 671 veterinary instruments sold in the three months ended December 31, 2005.

(i) Sales of our VetScan chemistry analyzers increased 55%, or $1,599,000, comprising of an increase in North America of 46%, or $979,000, an increase in Europe of 53%, or $324,000 and an increase in Asia Pacific and rest of the world of 169%, or $296,000.  The increase in VetScan chemistry analyzers was attributed primarily to sales in North America due to (a) an increase in sales personnel to promote our products and (b) an increase in the average selling price.

(ii) Sales of our hematology systems decreased 12%, or $276,000, comprising of an increase in Europe of 36%, or $24,000, offset by a decrease in North America of 3%, or $63,000 and a decrease in Asia Pacific and rest of the world of 75%, or $237,000.  The decrease in Asia Pacific and rest of the world was primarily due to slower sales by our distribution partner in Japan.

Reagent discs and kits.  Total revenues from reagent discs and kits sold in the veterinary market increased 15%, or $1,226,000, in the three months ended December 31, 2006, as compared to the three months ended December 31, 2005.

(i) We sold 721,000 reagent discs in the three months ended December 31, 2006, as compared to 655,000 reagent discs sold in the three months ended December 31, 2005.  The increase in revenue from reagent discs was attributed to (a) an increase in North America of 8%, or $545,000, (b) an increase in Europe of 52%, or $431,000 and (c) an increase in Asia Pacific and rest of the world of 8%, or $27,000.  The increase was due to the expanded installed base of our VetScan chemistry analyzers.

(ii) We sold 4,000 hematology reagent kits in the three months ended December 31, 2006, as compared to 3,000 hematology reagent kits sold in the three months ended December 31, 2005.  The unit increase of hematology reagent kits was due to the expanded installed base of our hematology systems.

Other.  In the three months ended December 31, 2006, total revenues from other customer groups increased 23%, or $199,000, as compared to the three months ended December 31, 2005.  The increase was due to (a) an increase in demand from Becton, Dickinson and Company for products using the Orbos process, which is based on seasonal demands, and (b) an increase in development and licensing revenue, offset by (c) an increase in maintenance contracts offered to customers as incentives in the form of free goods in connection with the sale of our products during the third quarter of fiscal 2007.

Nine Months Ended December 31, 2006 Compared with Nine Months Ended December 31, 2005

Medical Market.  In the nine months ended December 31, 2006, total revenues in the medical market increased 59%, or $4,627,000, as compared to the nine months ended December 31, 2005.  Components of the change were as follows:

Instruments.  Total revenues from our Piccolo chemistry analyzers increased 42%, or $1,543,000, in the nine months ended December 31, 2006, as compared to the nine months ended December 31, 2005.  We sold a total of 461 Piccolo chemistry analyzers in the nine months ended December 31, 2006, as compared to 300 Piccolo chemistry analyzers sold in the nine months ended December 31, 2005.  The change in revenue was attributed to (a) an increase in North America (excluding the U.S. government) of 62%, or $1,543,000, due to sales to two national distributors; (b) an increase in Europe of 48%, or $140,000, offset by (c) a change in the average selling price of Piccolo chemistry analyzers in North America (excluding the U.S. government); (d) a decrease in Piccolo chemistry analyzers sold to the U.S. government of 12%, or $99,000, primarily due to a decrease in the U.S. Military’s needs for our products in the second quarter of fiscal 2007, which are not predictable; and (e) a decrease in Asia Pacific and rest of the world of 67%, or $41,000.

Reagent discs and kits.  Total revenues from reagent discs sold in the medical market increased 74%, or $2,870,000, in the nine months ended December 31, 2006, as compared to the nine months ended December 31, 2005.  We sold 741,000 reagent discs in the nine months ended December 31, 2006, as compared to 394,000 reagent discs sold in the nine months ended December 31, 2005.  The change was attributed to (a) an increase in North America (excluding the U.S. government) of 103%, or $2,232,000, due to the expanded installed base of our Piccolo chemistry analyzers; (b) an increase in reagent discs sold to the U.S. government of 26%, or $360,000, due to an increase in the U.S. Military’s needs for our products during the first and third quarters of fiscal 2007, which are not predictable; and (c) an increase in Europe of 109%, or $302,000, due to the expanded installed base of our Piccolo chemistry analyzers, partially offset by (d) a decrease in Asia Pacific and rest of the world of 27%, or $24,000.

Veterinary Market.  In the nine months ended December 31, 2006, total revenues in the veterinary market increased 22%, or $8,559,000, as compared to the nine months ended December 31, 2005.  Components of the change were as follows:

Instruments.  We sold a total of 1,896 VetScan chemistry analyzers and hematology systems in the nine months ended December 31, 2006, as compared to 1,534 veterinary instruments sold in the nine months ended December 31, 2005.

(i) Sales of our VetScan chemistry analyzers increased 50%, or $3,478,000, comprising of an increase in North America of 45%, or $2,239,000, an increase in Europe of 34%, or $501,000, and an increase in Asia Pacific and rest of the world of 180%, or $738,000.  The increase in VetScan chemistry analyzers was attributed primarily to the worldwide release of the VetScan VS2 system.

(ii) Sales of our hematology systems increased 22%, or $1,092,000, comprising of an increase in North America of 19%, or $846,000, an increase in Europe of 60%, or $113,000, and an increase in Asia Pacific and rest of the world of 32%, or $133,000.  The increase was attributed primarily to a slower market acceptance of the hematology systems in the prior period in North America.

Reagent discs and kits.  Total revenues from reagent discs and kits sold in the veterinary market increased 15%, or $3,894,000, in the nine months ended December 31, 2006, as compared to the nine months ended December 31, 2005.

(i) We sold 2,228,000 reagent discs in the nine months ended December 31, 2006, as compared to 2,041,000 reagent discs sold in the nine months ended December 31, 2005.  The increase in revenue from reagent discs was attributed to the following: (a) an increase in North America of 9%, or $1,762,000, partially due to the expanded installed base of our VetScan chemistry analyzers, offset by a realignment of inventory in the distribution channel primarily during the six months ended September 30, 2006, (b) an increase in Europe of 40%, or $1,166,000, due to the expanded installed base of our VetScan chemistry analyzers and (c) an increase in Asia Pacific and rest of the world of 26%, or $256,000, due to the expanded installed base of our VetScan chemistry analyzers.

(ii) We sold 12,000 hematology reagent kits in the nine months ended December 31, 2006, as compared to 9,000 hematology reagent kits in the nine months ended December 31, 2005.  The unit increase of hematology reagent kits was due to the expanded installed base of our hematology systems.

Other.  In the nine months ended December 31, 2006, total revenues from other customer groups increased 39%, or $1,097,000, as compared to the nine months ended December 31, 2005.  The increase was due to (a) an increase in demand from Becton, Dickinson and Company for products using the Orbos process, which is based on seasonal demands, and (b) an increase in development and licensing revenue, offset by (c) an increase in maintenance contracts offered to customers from time to time as part of incentives in the form of free goods in connection with the sale of our products.

Cost of Revenues

The following sets forth, for the periods indicated, our cost of revenues:

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change

	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change

Cost of revenues	$10,439,000	$7,605,000	$2,834,000	37%	$28,839,000	$21,372,000	$7,467,000	35%
Percentage of total revenues	47%	44%			45%	44%

Cost of revenues includes the costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments, reagent discs and hematology reagents and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

Three and Nine Months Ended December 31, 2006 Compared with Three and Nine Months Ended December 31, 2005

The increase in cost of revenues in absolute dollars in the three and nine months ended December 31, 2006, as compared to the three and nine months ended December 31, 2005, respectively, was due primarily to (a) an increase in the sales volume of instruments and reagent discs and kits and (b) an increase in costs associated with manufacturing the VetScan VS2 and Piccolo Xpress chemistry analyzers.  As a percentage of total revenues, cost of revenues increased in the three and nine months ended December 31, 2006, as compared to the three and nine months ended December 31, 2005, respectively, primarily due to costs associated with manufacturing the VetScan VS2 and Piccolo Xpress chemistry analyzers.

Operating Expenses

Research and Development

The following sets forth, for the periods indicated, our research and development expenses:

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change

	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change

Research and development expenses	$1,495,000	$1,491,000	$4,000	<1%	$4,731,000	$4,554,000	$177,000	4%
Percentage of total revenues	7%	9%			7%	9%

Research and development expenses consist of salaries and benefits, related expenses associated with the development of new tests and test methods, product improvements and enhancement of existing products and clinical trials.

Three and Nine Months Ended December 31, 2006 Compared with Three and Nine Months Ended December 31, 2005

The increase in research and development expenses in the three and nine months ended December 31, 2006, as compared to the three and nine months ended December 31, 2005, related to new product development in both the medical and veterinary markets.  The higher investments in research and development were attributed primarily to projects including clinical trials, developing new immunoassay tests and preparation of submission for CLIA waived status on new test methods.  Share-based compensation expense incurred in connection with our adoption of SFAS No. 123(R) for the three and nine months ended December 31, 2006 was $32,000 and $90,000, respectively.

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

Sales and Marketing

The following sets forth, for the periods indicated, our sales and marketing expenses:

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change

	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change

Sales and marketing expenses	$5,302,000	$4,221,000	$1,081,000	26%	$15,306,000	$11,256,000	$4,050,000	36%
Percentage of total revenues	24%	24%			24%	23%

Sales and marketing expenses consist of personnel costs, including salaries and benefits, commissions and travel related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, and services related to customer and technical support.

Three and Nine Months Ended December 31, 2006 Compared with Three and Nine Months Ended December 31, 2005

The increase in sales and marketing expenses during the three and nine months ended December 31, 2006, as compared to the three and nine months ended December 31, 2005, related primarily to personnel-related costs resulting from an increase in headcount in various divisions such as sales and marketing, customer service and technical service, to support the growth in both our medical and veterinary markets.  Share-based compensation expense incurred in connection with our adoption of SFAS No. 123(R) for the three and nine months ended December 31, 2006 was $75,000 and $228,000, respectively.

General and Administrative

The following sets forth, for the periods indicated, our general and administrative expenses:

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change

	2006	2005	Increase/ (Decrease)	% Change	2006	2005	Increase/ (Decrease)	% Change

General and administrative expenses	$1,262,000	$1,316,000	$(54,000)	(4)%	$4,232,000	$4,148,000	$84,000	2%
Percentage of total revenues	6%	8%			7%	8%

General and administrative expenses consist of personnel costs and expenses for outside professional services related to general corporate functions, including accounting, human resources and legal.

Three and Nine Months Ended December 31, 2006 Compared with Three and Nine Months Ended December 31, 2005

The decrease in general and administrative expenses during the three months ended December 31, 2006, as compared to the three months ended December 31, 2005, was primarily related to (a) a decrease in professional services, offset by (b) an increase in share-based compensation expense incurred in connection with our adoption of SFAS No. 123(R) in fiscal 2007.  The increase in general and administrative expenses during the nine months ended December 31, 2006, as compared to the nine months ended December 31, 2005, was primarily related to an increase in share-based compensation expense incurred in connection with our adoption of SFAS No. 123(R) in fiscal 2007.  The share-based compensation expense for the three and nine months ended December 31, 2006 was $85,000 and $235,000, respectively.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net:

	Three Months Ended December 31,		% Change	Nine Months Ended December 31,		% Change

	2006	2005		2006	2005

Interest and other income	$493,000	$119,000		$1,227,000	$366,000
Interest and other expense	(2,000)	(7,000)		(33,000)	(20,000)

Interest and other income (expense), net	$491,000	$112,000	338%	$1,194,000	$346,000	245%

Interest and other income (expense), net, consists primarily of interest earned on cash, cash equivalents and short-term investments and realized gains on short-term investments.

Three and Nine Months Ended December 31, 2006 Compared with Three and Nine Months Ended December 31, 2005

The increase in interest and other income (expense), net, in the three and nine months ended December 31, 2006, as compared to the three and nine months ended December 31, 2005, was due primarily to higher average invested balances and realized gains on short-term investments in the fiscal 2007 periods.

Income Tax Provision

The following sets forth, for the periods indicated, our income tax provision:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2006	2005	2006	2005

Income tax provision	$1,235,000	$1,072,000	$4,208,000	$2,996,000
Effective tax rate	31%	37%	37%	37%

Three and Nine Months Ended December 31, 2006 Compared with Three and Nine Months Ended December 31, 2005

The decrease in the effective tax rate for the three months ended December 31, 2006, as compared to the three months ended December 31, 2005, was due primarily to the retroactive extension of the federal research and development tax credit, partially offset by non-deductible share-based compensation expense.

The effective tax rate of 37% for the nine months ended December 31, 2006, as compared to the effective tax rate of 37% for the nine months ended December 31, 2005, reflects an increase in federal research and development tax credits, partially offset by non-deductible share-based compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and short-term investments were as follows:

	December 31, 2006	March 31, 2006

Cash and cash equivalents	$15,003,000	$10,164,000
Short-term investments	27,102,000	20,372,000

Total cash, cash equivalents and short-term investments	$42,105,000	$30,536,000

Percentage of total assets	44%	37%

Cash Flow Changes

Cash provided (used) in the nine months ended December 31, 2006 and 2005 were as follows:

	Nine Months Ended December 31,

	2006	2005

Cash provided by operating activities	$12,120,000	$7,264,000
Cash used in investing activities	(10,579,000)	(6,503,000)
Cash provided by financing activities	3,298,000	852,000

Net increase in cash and cash equivalents	$4,839,000	$1,613,000

Operating Activities

During the nine months ended December 31, 2006, we generated $12,120,000 in cash from operating activities compared to $7,264,000 during the nine months ended December 31, 2005.  The change during the nine months ended December 31, 2006 was the result of net income of $7,291,000, adjusted for the effects of non-cash expenses including depreciation and amortization of $1,931,000, share-based compensation expense of $605,000 and a decrease in non-current net deferred tax asset of $3,902,000.

Our net trade receivables increased by $903,000, from $14,638,000 at March 31, 2006 to $15,541,000 as of December 31, 2006, primarily due to higher sales in the last month of the quarter ended December 31, 2006.  Inventories increased by $2,156,000, from $10,396,000 at March 31, 2006 to $12,552,000 as of December 31, 2006, primarily related to new product introduction.  Prepaid expenses increased by $1,132,000, from $446,000 at March 31, 2006 to $1,578,000 as of December 31, 2006, primarily due to deposits made related to Diatron inventory purchases.

Non-current net deferred tax asset decreased by $3,902,000, from $12,125,000 at March 31, 2006 to $8,223,000 as of December 31, 2006, as a result of the utilization of federal net operating loss carryforwards and California research and development tax credit carryforwards during the nine months ended December 31, 2006.

Accounts payable increased by $2,359,000, from $4,614,000 at March 31, 2006 to $6,973,000 as of December 31, 2006, primarily due to the timing and payment of services and inventory purchases.  Accrued payroll and related expenses decreased by $724,000, from $3,890,000 at March 31, 2006 to $3,166,000 as of December 31, 2006, primarily due to the timing of the payout of our management incentive compensation program.  Other accrued liabilities increased by $577,000, from $705,000 at March 31, 2006 to $1,282,000 as of December 31, 2006, primarily due to (a) marketing programs and (b) accrued expenses related to professional services.  The current portion of warranty reserves increased by $84,000, from $213,000 at March 31, 2006 to $297,000 as of December 31, 2006.  The current portion of deferred revenue decreased by $247,000, from $939,000 at March 31, 2006 to $692,000 as of December 31, 2006, primarily due to the amortization of maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products.

Non-current deferred revenue increased by $316,000, from $938,000 at March 31, 2006 to $1,254,000 as of December 31, 2006, as a result of maintenance contracts offered to customers as incentives in the form of free goods during the third quarter of fiscal 2007.

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

Investing Activities

Net cash used in investing activities during the nine months ended December 31, 2006 totaled $10,579,000.  This was attributed to the following:

Short-term Investments:  Cash used to purchase short-term investments, consisting of corporate obligations, totaled $60,183,000.  Cash provided by the proceeds from the maturities of various short-term investments totaled $53,532,000.

Property and Equipment:  Cash used to purchase property and equipment totaled $3,928,000, primarily to support (a) increased product demand, (b) new product introduction, (c) our goal of more efficient production lines and (d) improvements on our facilities.  We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.

Financing Activities

Net cash provided by financing activities during the nine months ended December 31, 2006 was $3,298,000, consisting of net cash proceeds from the exercise of common stock options and warrants.

Line of Credit

We have a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000.  The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand.  The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 8.00% at December 31, 2006, and is payable monthly.  Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for our facilities lease at December 31, 2006.  At December 31, 2006, there was no amount outstanding under our line of credit.  The weighted average interest rates on the line of credit during the three months ended December 31, 2006 and 2005 were 8.00% and 6.72%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis.  Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion on preferred stock in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.  We are also required to be profitable, as defined, on a fiscal year to date basis beginning with the six months period ending September 30, 2006 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ending March 31, 2007.  In addition, we are required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, of not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000.  At December 31, 2006, we were in compliance with these covenants.

Borrowings under the line of credit are collateralized by our net book value of assets of $82.4 million at December 31, 2006, including our intellectual property.

Purchase Commitments

A discussion of our recently amended original equipment manufacturing agreement with Diatron Messtechnik GmbH is included in Note 5 of the “Notes to the Unaudited Condensed Financial Statements.”

Contingencies

We are involved from time to time in various litigation matters in the normal course of business.  We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Financial Condition

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

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 1 of the “Notes to the Unaudited Condensed Financial Statements.”

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to the impact of interest rate changes with respect to our line of credit and our short-term investments.

For our line of credit, which provides for borrowings of up to $2,000,000, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 8.00% at December 31, 2006.  Consequently, an increase in the prime rate would expose us to higher interest expenses.  At December 31, 2006, there was no amount outstanding on our line of credit.

We invest excess cash in cash equivalents and in various types of short-term investments.  Our investment objective is to maximize yields without significantly increased risk.  At December 31, 2006, our short-term investments totaled $27,102,000, which includes net unrealized gains of $204,000.  The short-term investments consisted of corporate obligations and auction rate securities, with maturities of one year or less from the date of purchase.

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

During the nine months ended December 31, 2006, there were no material changes to our market risk disclosures as set forth in Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

Changes in Internal Control over Financial Reporting.  During the quarter ended December 31, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

          We are involved from time to time in various litigation matters in the normal course of business.  We do not believe that the ultimate resolution of these matters will have a material effect on our financial position or results of operations.

Item 1A.  Risk Factors

RISK FACTORS THAT MAY AFFECT OUR PERFORMANCE

Our future performance is subject to a number of risks.  If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline.

When used in these risk factors, the words “anticipates,” “believes,” “continue,” “could,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “will” and similar expressions identify forward-looking statements.  Our actual results could differ materially from those that we project in the forward-looking statements as a result of factors that we have set forth throughout this document as well as factors of which we are currently not aware.

We have marked with an asterisk (*) those risks described below that reflect substantive changes from the risks described under “1A. Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 as filed with the Securities and Exchange Commission on June 14, 2006.  We have also added two risk factors below in the subsequent quarterly periods to address (i) the potential impact of future changes in accounting pronouncements and (ii) risks associated with unanticipated changes in the Company’s tax provisions or exposure to additional income tax liabilities.  Additionally, in our quarterly reports, we have excluded the risk factor titled “As a Result of New Requirements Relating to Accounting Treatment For Employee Stock Options, We May Be Forced to Change Our Business Practices,” which was previously disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.  The impact of the adoption of Statement of Financial Accounting Standards No. 123(R) is disclosed in the “Notes to the Unaudited Condensed Financial Statements.”

We have only recently become consistently profitable and we must increase sales of our Piccolo and VetScan products or we may not be able to maintain profitability.

               We have not recognized a net loss attributable to common shareholders in the last twelve fiscal quarters ended December 31, 2006.  However, as of December 31, 2006, we had cumulative net losses of $18.3 million.  Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan products.  Increasing the sales volume of our products will depend upon our ability to:

•	continue to develop our products;

•	increase our sales and marketing activities;

•	effectively manage our manufacturing activities; and

•	effectively compete against current and future competitors.

          We cannot assure you that we will be able to successfully increase our sales volumes of our products to achieve sustained profitability.

*We are not able to predict sales in future quarters and a number of factors affect our periodic results, which makes our quarterly operating results less predictable.

          We are not able to accurately predict our sales in future quarters.  Our revenue in the veterinary and medical markets are derived primarily by selling to distributors who resell our products to the ultimate user.  While we are better able to predict sales of our reagent discs, as we sell these discs primarily for use with blood chemistry analyzers that we sold in prior periods, we generally are unable to predict with much certainty sales of our blood chemistry analyzers, as we typically sell our blood chemistry analyzers to new users.  Accordingly, our sales in any one quarter are not indicative of our sales in any future period.

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

          The sales cycle for our products can fluctuate, which may cause revenue and operating results to vary significantly from period to period.  We believe the fluctuation is due to (i) seasonal patterns in the decision making processes by our distributors and direct customers and also (ii) on the purchasing requirements of the U.S. Military to acquire our products.  Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful.

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

          Historically, we have marketed our VetScan systems through both direct sales and distribution channels to veterinarians.  Although we believe that in our targeted markets, our reagent disc products provide a sufficient breadth of test menus, we continue to develop new animal blood tests and we cannot be assured that the tests will be accepted by the veterinary market.

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

          As of December 31, 2006, 35 patent applications have been filed on behalf of Abaxis with the United States Patent and Trademark Office, of which 29 have been issued.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including Abaxis, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the United States Patent and Trademark Office maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the United States Patent and Trademark Office, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

          As of December 31, 2006, we have sixty-three full-time sales personnel involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time.  While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals.  If we are to increase our sales, we will need to train new sales personnel and supervise them closely.  We also will continue hiring additional sales personnel.  If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of resources to market our products.

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

          We sell our veterinary and medical products primarily through distributors.  As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products.  We operate on a purchase order basis with the distributors and the distributors are under no contractual obligation to continue carrying our products.  Further, many of our distributors may carry our competitors’ products, and may promote our competitors’ products over our own products.  One distributor, DVM Resources, accounted for 13% of total worldwide revenues for the three months ended December 31, 2006.  One distributor, Henry Schein, Inc., accounted for 14% of total worldwide revenues for the three months ended December 31, 2005.  One distributor, DVM Resources, accounted for 15% of total worldwide revenues for the nine months ended December 31, 2006.  Two distributors, Henry Schein, Inc. and DVM Resources, accounted for 15% and 14%, respectively, of total worldwide revenues for the nine months ended December 31, 2005.

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

          In the United States medical market, we have a few distributors of our Piccolo products.  We entered into formal distribution agreements with Henry Schein’s Medical Group in the first quarter of fiscal 2007 and PSS World Medical, Inc. in the third quarter of fiscal 2006, to sell and market Piccolo systems and the medical reagent discs.  We depend on these distributors to assist us in promoting market acceptance of our Piccolo chemistry analyzers.

          Internationally, we have a few distributors for our products in both the medical and veterinary diagnostic markets, which includes one distributor in Japan who received clearance in September 2005 from the Japanese regulatory agency to import and market our complete line of medical reagent discs, the Piccolo system, as well as all veterinary reagent discs, the VetScan system, with the exception of those products containing the Bile Acid assay.  In July 2006, we received registration from TÜV SÜD Japan Ltd. for our Bile Acid test and we also received approval from the Ministry of Agriculture in Japan for marketing and sale of the VetScan VS2 system in Japan.

          We currently have distributors that carry either our veterinary or medical products in the following countries:  Australia, Austria, Bahrain, Belgium, Canada, Denmark, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Korea, Kuwait, Macao, Malaysia, Mexico, the Netherlands, New Zealand, Norway, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates, the United Kingdom and the United States.  Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our products.  These distributors may not be successful in obtaining proper approvals for our products in their respective countries, and they may not be successful in marketing our products.  We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence.  However, we may not be successful in entering into additional distributor relationships.  Our distributors may terminate their relationship with us at any time.  Historically, we have experienced a turnover among our international distributors.  This high degree of turnover makes it difficult for us to establish a steady distribution network overseas.  Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally.

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

•

Hematology Instruments and Reagents:  The VetScan HMII, now referred to as the VetScan HM2™, is manufactured by Diatron in Hungary and is purchased by us as a completed instrument.  To date, we have qualified two suppliers to produce the reagents for our hematology instruments:  Clinical Diagnostic Solutions, Inc. and Mallinckrodt Baker BV.

          For our hematology instruments purchased from Diatron, we are subject to minimum purchase requirements through fiscal 2008.  The terms of the minimum purchase requirements are more fully explained in the “Notes to the Unaudited Condensed Financial Statements.”  We operate on a purchase order basis with all of the suppliers of our molded plastic reagent discs, reagent chemicals and blood analyzer components and thus these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices.  Although we believe that there are potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above.

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

          By regulating the maximum amount of reimbursement they will provide for blood testing services, third party payors, such as HMOs, pay-per-service insurance plans, Medicare and Medicaid, can indirectly affect the pricing or the relative attractiveness of our human testing products.  For example, the Centers for Medicare and Medicaid Services (the “CMS”) sets the level of reimbursement of fees for blood testing services for Medicare beneficiaries.  If third party payors decrease the reimbursement amounts for blood testing services, it may decrease the amount that physicians and hospitals are able to charge patients for such services.  Consequently, we will need to charge less for our products.  If the government and third party payors do not provide for adequate coverage and reimbursement levels to allow health care providers to use our products, the demand for our products will decrease.

We are subject to numerous governmental regulations and any regulatory changes are difficult to predict and may be damaging to our business.

•	Need for FDA Certification for Our Medical Device Products

          Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the U.S. Food and Drug Administration (the “FDA”).  The FDA has classified our Piccolo products as “Class I” and “Class II” devices.  These classifications require us to submit to the FDA a pre-market notification form or 510(k).  The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing.  In our 510(k) notification, we must, among other things, establish that the product we plan to market is “substantially equivalent” to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) a product that the FDA has previously cleared under the 510(k) process.

          The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device.  As of December 31, 2006, we have received market clearance from the FDA for our Piccolo system and 25 reagent tests that we have on 12 reagent discs.  We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures.  These new test products are crucial for our success in the human medical market.  If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

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

To date, we have complied with the following:

•	In April 2001, the State of California Food and Drug Branch granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices.

•	In May 2001, the State of California Food and Drug Branch granted licensing for our manufacturing facility in Union City, California.

•	In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards.

•	In December 2003, we received ISO 13485 Quality System certification as required by the 2003 European In Vitro Device Directive. This certified our quality system specifically to medical devices.

•	In both September 2005 and March 2003, the U.S. FDA conducted a facility inspection and verified our compliance with the 21 CFR 820 Regulation.

•	In October 2006, we received our recertification to the ISO 13485:2003 Quality System Standard for medical devices.

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

          Our Piccolo products are affected by the Clinical Laboratory Improvement Amendments (“the CLIA”) of 1988.  The CLIA are intended to insure the quality and reliability of all medical testing in the United States regardless of where tests are performed.  The current CLIA divide laboratory tests into three categories:  “simple,” “moderately complex” and “highly complex.”  Many of the tests performed using the Piccolo system are in the “moderately complex” category.  This category requires that any location in which testing is performed be certified as a laboratory.  Hence, we can only sell some Piccolo products to customers who meet the standards of a laboratory.  To receive “laboratory” certification, a testing facility must be certified by the CMS.  After the testing facility receives a “laboratory” certification, it must then meet the CLIA regulations.  Because we can only sell some Piccolo products to testing facilities that are certified “laboratories,” the market for some products is correspondingly constrained.

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

          Federal, state, local and international regulations regarding the manufacture and sale of health care products and diagnostic devices may change.  In addition, as we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets.  Recent certifications that we have received include the following, among others:

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

          Although we believe that we will be able to comply with all applicable regulations of the FDA and of the State of California, including the Quality System Regulation, current regulations depend on administrative interpretations.  Future interpretations made by the FDA, CMS or other regulatory bodies may adversely affect our business.

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

*Potential new accounting pronouncements may impact our future financial position or results of operations.

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

*Our operating results could be materially affected by unanticipated changes in our tax provisions or exposure to additional income tax liabilities.

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

*Our stock price is highly volatile and investing in our stock involves a high degree of risk, which could result in substantial losses for investors.

          The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future.  During the quarter ended December 31, 2006, the closing sale prices of our common stock on the NASDAQ ranged from $18.70 to $25.39 per share and the closing sale price on December 29, 2006 was $19.25 per share.  During the last eight fiscal quarters ended December 31, 2006, our stock price closed at a high of $26.12 on April 28, 2006 and a low of $7.62 on April 22, 2005.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

             Not applicable.

Item 3.  Defaults Upon Senior Securities

             Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

             At our annual meeting of shareholders held on October 26, 2006, the following matters were considered and voted upon:

(a)	The election of six (6) directors to hold office until the next annual meeting of shareholders. The votes cast and withheld for such nominees were as follows:

Nominee	IN FAVOR	WITHHELD

Clinton H. Severson	19,069,098	188,020
Richard J. Bastiani, Ph.D.	18,651,084	606,034
Henk J. Evenhuis	19,108,845	148,273
Brenton G.A. Hanlon	18,709,770	547,348
Prithipal Singh, Ph.D.	18,862,930	394,188
Ernest S. Tucker III, M.D.	19,047,894	209,224

(b)

The results of voting on the ratification of the appointment of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2007, were as follows:

IN FAVOR	OPPOSED	ABSTAIN

19,220,885	22,429	13,804

Item 5.  Other Information

          Not applicable.

Item 6.  Exhibits

Exhibit No.	Description of Document

3.1	Restated Articles of Incorporation (1)

3.2	By-laws (2)

4.4	Registration Rights Agreement dated as of March 29, 2002 (3)

4.5	Form of Warrant Agreement issued to purchasers of Series E Convertible Preferred Stock (3)

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer and Vice President of Finance pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the exhibit filed with our Annual Report on Form 10-K for the fiscal year ended March 31, 1993.

(2)	Incorporated by reference from Registration Statement No. 33-44326 filed December 11, 1991.

(3)	Incorporated by reference to the exhibit filed with our Current Report on Form 8-K on May 13, 2002.

*  This certification accompanies this Quarterly Report on Form 10-Q.  The certificate is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Abaxis, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.
(Registrant)

Date: February 8, 2007	BY:	/s/ Clinton H. Severson

Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 8, 2007	BY:	/s/ Alberto R. Santa Ines

Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)