Form 10-K
period 2007-03-31
ABAXIS INC
filed 2007-06-14
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 000-19720
ABAXIS, INC.
(Exact name of registrant as specified in its charter)

California	77-0213001
(State or other jurisdiction of incorporation organization)	(I.R.S. Employer Identification No.)

3240 Whipple Road, Union City, California	94587
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (510) 675-6500
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, no par value	The NASDAQ Stock Market, Inc.
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
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
Large accelerated filer ☐           Accelerated filer ☑           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
The aggregate market value of the voting stock held by non-affiliates of Abaxis as of September 30, 2006 was $348,256,000 based upon the closing sale price reported for such date on the NASDAQ Global Market. For purposes of this disclosure, 5,822,000 shares of common stock held by persons who hold more than 5% of the outstanding shares of registrant’s common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose and exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.
As of June 7, 2007, there were 21,415,000 shares of the Registrant’s common stock outstanding.

Abaxis, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended March 31, 2007

PART I
FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements within the meaning of Sections 21E of the Securities Exchange Act of 1934, as amended that reflect Abaxis’ current view with respect to future events and financial performance. In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “project,” estimate,” “may,” “could,” “should,” and “might,” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include, but are not limited to, the market acceptance of our products and the continuing development of our products, required U.S. Food and Drug Administration (“FDA”) clearance and other government approvals, risks associated with manufacturing and distributing our products on a commercial scale, free of defects, risks related to the introduction of new instruments manufactured by third parties, risks associated with entering the human diagnostic market on a larger scale, risks related to the protection of Abaxis’ intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, risks associated with the ability to attract, train and retain competent sales personnel, general market conditions and competition.
Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Abaxis assumes no obligation to update any forward-looking statements as circumstances change. Readers are advised to read this Annual Report on Form
10-K in its entirety paying careful attention to the risk factors set forth in this and other reports or documents filed by Abaxis from time to time with the U.S. Securities and Exchange Commission, particularly the quarterly reports on Form 10-Q and any current reports on Form 8-K, copies of which may be obtained from Abaxis or from the Securities and Exchange Commission at its website at www.sec.gov.
Item 1. Business
GENERAL
Abaxis, Inc. (“Abaxis,” “us” or “we”) develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurements. Abaxis was incorporated in California in 1989. Our principal offices are located at 3240 Whipple Road, Union City, California 94587. Our telephone number is (510) 675-6500 and our Internet address is www.abaxis.com. Our common stock trades on the NASDAQ Global Market under the symbol “ABAX.”
OUR INDUSTRY: IN VITRO DIAGNOSTIC TESTING
We believe that a key element of the patient-centered, cost-constrained health care system in the current year and beyond will be the availability of blood analysis systems in the patient care setting that are easily and reliably operated by caregivers and that provide accurate, real time results for enabling rapid clinical decisions. The optimal system uses whole blood, has built-in calibration and quality control, provides quick turnaround time, is portable and is low cost. In addition, the optimal near-patient system should be easy to use by people with no special training and capable of transmitting test results instantly to caregivers and patient information management systems.
Abaxis has developed a blood analysis system incorporating all of these criteria into a 5.1 kilogram (11.2 pounds) portable analyzer and a series of menu-specific, multi-test single-use reagent discs. The system is essentially a compact portable laboratory that can be easily located near the patient. Each reagent disc is pre-configured with multiple analytes and contains all the reagents necessary to perform a fixed menu of tests. Taking the system to the patient care site instead of shipping the sample to a central laboratory makes blood testing and analysis as easy as measuring the patient’s blood pressure, temperature, and heart rate and eliminates the necessity of multiple visits to the doctor’s office. Additional advantages of near-patient testing include eliminating errors from sample handling, transcription and transportation. We have adapted this blood analysis system in both the human medical and veterinary markets in order to bring the same advantages to all healthcare professionals and patients.
ABAXIS PRODUCTS
Abaxis currently operates in one segment: the development, manufacturing, marketing and sales of portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurement requirements. We market our products to two customer groups: medical market and veterinary market. Revenues in the medical market accounted for 20%, 16% and 15% of our total revenues for fiscal 2007, 2006 and 2005, respectively. Revenues in the veterinary market accounted for 74%, 78% and 81% of our total revenues for fiscal 2007, 2006 and 2005, respectively.

Point-of-Care Blood Chemistry Analyzer
Our primary product is a blood analysis system, consisting of a compact portable analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 13 tests on veterinary patients and 14 tests on human patients. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma samples. The system provides test results in less than 12 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer. We manufacture the system in our manufacturing facilities in Union City, California and we market the system in both the medical market and in the veterinary market, as described below.
•	Medical Market: We currently market the system in the medical market under the name Piccolo xpress™. Through October 2006, we marketed the blood analysis system in the medical market as the Piccolo®, now referred to as the Piccolo Classic. We continue to support and service our current population of Piccolo xpress and Piccolo Classic chemistry analyzers.

•	Veterinary Market: We currently market the system in the veterinary market under the name VetScan VS2®. Through March 2006, we marketed the blood analysis system in the veterinary market as the VetScan®, now referred to as the VetScan Classic. We continue to support and service our current population of VetScan VS2 and VetScan Classic chemistry analyzers.
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
To perform a panel of tests, the operator collects a blood sample, then transfers the sample into the reagent disc. The operator places the disc into the analyzer drawer, and enters patient, physician, and operator information. The analyzer spins the disc to separate cells from plasma, meters and mixes plasma with diluent, distributes diluted plasma to the cuvettes, and monitors chemical reactions. In less than 12 minutes, results are printed out on a result card, which can be transmitted to a patient data management system for inclusion in the patient’s medical record. A computer port enables transmission of patient results to external computers for patient data management.
We offer our blood analysis system with a total of 27 diagnostic tests. Our test methods are as follows:

Test Methods

Alanine aminotransferase	ALT	Lactate dehydrogenase	LD
Albumin	ALB	Magnesium	MG
Alkaline phosphatase	ALP	Phosphorous	PHOS
Amylase	AMY	Potassium	K+
Aspartate aminotransferase	AST	Sodium	NA+
Bile acids	BA	Thyroxine	T4
Calcium	CA	Total bilirubin	TBIL
Chloride	CL-	Total carbon dioxide	TCO2
Creatine kinase	CK	Total cholesterol	CHOL
Creatinine	CRE	Total protein	TP
Direct bilirubin	DBIL	Triglycerides	TRIG
Gamma glutamyltransferase	GGT	Urea nitrogen	BUN
Glucose	GLU	Uric acid	UA
High-density lipoprotein cholesterol	HDL

Twenty-one of these tests are marketed for both the medical and veterinary markets. The tests for BA and T4 are marketed exclusively in the veterinary market. The tests for DBIL, HDL, LD and TRIG are marketed exclusively in the medical market. We market our reagent products by configuring these 27 test methods in panels that are designed to meet a variety of clinical diagnostic needs. We offer 12 multi-test reagent disc products in the medical market and 8 multi-test reagent disc products in the veterinary market.
The reagent discs offered with our Piccolo chemistry analyzers are as follows:

Piccolo Panels	Description of the Test Panels

Basic Metabolic Panel	BUN, CA, CL-, CRE, GLU, K+, NA+, tCO2.

Basic Metabolic Panel Plus	BUN, CA, CL-, CRE, GLU, K+, LD, MG, NA+, tCO2.

Comprehensive Metabolic Panel	ALB, ALP, ALT, AST, BUN, CA, CL-, CRE, GLU, K+, NA+, TBIL, tCO2, TP.

Electrolyte Panel	CL- ,K+, NA+, tCO2.

General Chemistry 6 (CLIA waived)	ALT, AST, BUN, CRE, GGT, GLU.

General Chemistry 13 (CLIA waived)	ALB, ALP, ALT, AMY, AST, BUN, CA, CRE, GGT, GLU, TBIL, TP, UA.

Hepatic Function Panel	ALB, ALP, ALT, AST, DBIL, TBIL, TP.

Lipid Panel (CLIA waived)	CHOL, CHOL/HDL RATIO, HDL, LDL, TRIG, VLDL.

Lipid Panel Plus (CLIA waived)	ALT, AST, CHOL, CHOL/HDL RATIO, GLU, HDL, LDL, TRIG, VLDL.

Liver Panel Plus (CLIA waived)	ALB, ALP, ALT, AMY, AST, GGT, TBIL, TP.

Metlyte 8 Panel	BUN, CK , CL-, CRE, GLU, K+, NA+, tCO2.

Renal Function Panel	ALB, BUN, CA, CL-, CRE, GLU, K+, NA+, PHOS, tCO2.

“CLIA waived” means the FDA has granted our application to classify the product as having waived status with respect to the Clinical Laboratory Improvement Amendments (“CLIA”).
The reagent discs offered with our VetScan chemistry analyzers are as follows:

VetScan Profile	Description of the Test Panels

Avian/Reptilian Profile Plus	ALB, AST, BA, CA, CK, GLOB, GLU, K+, NA+, PHOS, TP, UA.

Comprehensive Diagnostic Profile	ALB, ALP, ALT, AMY, BUN, CA, CRE, GLOB, GLU, K+, NA+, PHOS, TBIL, TP.

Critical Care Plus	ALT, BUN, CL-, CRE, GLU, K+, NA+, tCO2.

Equine Profile Plus	ALB, AST, BUN, CA, CK, CRE, GGT, GLOB, GLU, K+, NA+, TBIL, tCO2, TP.

Large Animal Profile	ALB, ALP, AST, BUN, CA, CK, GGT, GLOB, MG, PHOS, TP.

Mammalian Liver Profile	ALB, ALP, ALT, BA, BUN, CHOL, GGT, TBIL.

Prep Profile II	ALP, ALT, BUN, CRE, GLU, TP.

Thyroxine (T4) / Cholesterol Profile	CHOL, T4.
Hematology
Abaxis markets a veterinary hematology instrument that offers an 18-parameter complete blood count (CBC) analysis, including a three-part white blood cell differential for the diagnostic assessment of patients by the veterinarian in their clinic. This hematology instrument was introduced in May 2004 as the VetScan HMII, and is now referred to as the VetScan HM2™. We purchase the hematology instruments from Diatron MI Kft. of Budapest, Hungary. Through April 2004, we marketed a veterinary hematology instrument under the name VetScan HMT. We continue to support and service our current population of VetScan HMT, VetScan HMII and VetScan HM2 hematology instruments.

Orbos Process
The dry reagents used in our reagent discs are produced using a proprietary technology called the Orbos® Discrete Lyophilization Process, or Orbos process. This process allows the production of a precise amount of active chemical ingredient in the form of a soluble bead. The Orbos process involves flash-freezing a drop of liquid reagent to form a solid bead and then freeze-drying the bead to remove water. The Orbos beads are stable in dry form and dissolve rapidly in aqueous solutions. We believe that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. We have licensed the technology underlying the Orbos process to bioMerieux, Cepheid and GE Healthcare (formerly Amersham Bioscience Corp.). Additionally, we have a supply contract with Becton, Dickinson and Company for products using the Orbos process. Revenues from these arrangements, however, are unpredictable. We continue to explore potential applications with other companies, although there can be no assurance that we will be able to develop any new applications for the Orbos process.
Future Products
We continue to develop new products that we believe will provide further opportunities for growth in the human medical and veterinary markets.
During fiscal 2007, we introduced a next generation blood analysis system, marketed as the VetScan VS2 in the veterinary market and the Piccolo xpress in the medical market. In October 2006, the FDA granted waived status under CLIA regulations for six analytes: albumin (ALB), alkaline phosphatase (ALP), amylase (AMY), gamma glutamyltransferase (GGT), total bilirubin (TBIL) and total protein (TP), when used in conjunction with our Piccolo chemistry analyzer for the medical market. In March 2007, the FDA granted waived status under CLIA regulations for four analytes: calcium (CA), creatinine (CRE), urea nitrogen (BUN) and uric acid (UA), when used in conjunction with our Piccolo chemistry analyzer for the medical market.
In fiscal 2008, we expect to submit additional analytes to the FDA for CLIA waived status. Development of tests for other disc products will be targeted at specific applications based on fulfilling clinical needs.
CUSTOMERS AND DISTRIBUTION
We market and sell our products worldwide by maintaining direct sales forces and through independent distributors. Our direct sales force is primarily located in the United States and we maintain one sales office outside of the United States in Germany. Sales and marketing expenses were $20.6 million, $16.2 million and $10.8 million, or 24%, 24% and 21% of our total revenues, in fiscal 2007, 2006 and 2005, respectively.
Customers
Depending on the needs of a customer segment, we sell our point-of-care blood analyzer products and reagent discs either directly or through distributors. In the delivery of human or veterinary care, there are many kinds of providers and a multitude of sites where Abaxis products could be used as an alternative to relying on a central laboratory for blood test information, as described below.
Medical Market
We believe that our Piccolo chemistry analyzer, consisting of a menu of 25 reagent test results, is suitable for a wide variety of the human medical market segments. These market segments include military installations (ships, field hospitals and mobile care units), physicians office practices across all specialties, urgent care and walk-in clinics (free-standing or hospital-connected), home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, hospital labs and draw stations.
Veterinary Market
We believe that our veterinary reagent product offerings meet a substantial part of the clinical diagnostic needs of veterinarians and the research marketplace. Potential customers for the VetScan chemistry analyzer and hematology analyzer are companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories.

Distribution Within North America
Medical Market
We sell our human-oriented products directly to those customers who serve large human patient populations with employed caregivers such as the military, hospitals and managed care organizations. As a result of health care reform, we anticipate a consolidation of providers with more centralized purchasing of medical products based on the standardization of care and the use of patient outcome studies to influence purchase decisions. We plan to achieve our direct sales objectives by employing highly skilled sales specialists and sales teams to work closely with providers in performing studies to show that the use of the Piccolo blood chemistry analyzer, rather than laboratory alternatives, can provide better outcomes at a lower cost.
Distribution alternatives in the human medical market can contribute to identifying potential customers and introducing the product, but often need the support of our personnel in completing the sale. Product distributors are generally of two types: (i) large companies that primarily serve hospitals, clinics and large health maintenance organizations (HMOs) nationwide using multiple warehouses and extensive transportation systems, and (ii) smaller companies that provide the daily supplies needed by office-based physicians. Large distributors with local and regional companies can service the office-based physicians market segment as well. In the human medical market, national firms sell thousands of products, including furniture, capital equipment, surgical instruments and a myriad of consumables. The smaller companies generally direct their product offerings to those items a physician uses daily in caring for primarily ambulatory patients. These firms also may sell lower priced equipment such as diagnostic instruments, which are used in conjunction with consumable reagents.
We are currently exploring distribution alternatives and intend to enter into arrangements, where appropriate. We entered into formal distribution agreements with Cardinal Health, Inc. in the fourth quarter of fiscal 2007, Henry Schein’s Medical Group in the first quarter of fiscal 2007 and PSS World Medical, Inc. in the third quarter of fiscal 2006, to sell and market Piccolo systems and the medical reagent discs. We are also currently pursuing direct medical sales, where appropriate.
Veterinary Market
Veterinarians are served typically by local distributors, some with national affiliations. We work with various independent distributors to sell our instruments and consumable products. In the United States, we have both regional and national based distributors, which includes, among others, American Veterinary Supply Corp., DVM Resources, IVESCO LLC., Merritt Veterinary Supplies, Inc., Miller Veterinary Supply, Nelson Laboratories, Penn Veterinary Supply, Inc., TW Medical Veterinary Supply and Western Medical Supply, Inc. In addition to selling through distributors, we directly supply our VetScan products to Veterinary Centers of America (VCA), the nation’s largest veterinary hospital chain. In fiscal 2007, one distributor in the United States veterinary market, DVM Resources, accounted for 15% of our total revenues.
From April 2004 through May 2006, we had a distribution partnership with the veterinary division of Henry Schein, Inc. While we continue to enter into arrangements with other veterinary distributors, in May 2006, both Abaxis and Henry Schein determined that it was in the best interest of both companies to discontinue the distribution agreement due to Henry Schein’s acquisition of a regional distributor of a competing company in the veterinary market. To support those customers who were previously supplied products by Henry Schein, our plan is to have our current distributors supply and service these sites, or depending on the customer’s needs and geographical location, we will support and service these customers on a direct basis as well.
We also sell our veterinary products to distributors located in Canada. Our veterinary reagents are sold to various distributors in Canada, which includes CDMV, Distribution vie et Sante, Midwest Veterinary Distribution Cooperative Limited, Veterinary Purchasing Company Limited and Western Drug Distribution Center Limited. Currently, we sell our VetScan chemistry analyzers to one distributor in Canada, Vet Novations.
We intend to enter into arrangements with additional veterinary distributors within North America as well as pursue direct veterinary sales, where appropriate.
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

We currently have distributors for our products in the following foreign countries: Australia, Austria, Bahrain, Belgium, Denmark, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Korea, Macao, the Netherlands, New Zealand, Norway, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates and the United Kingdom. Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our new and existing products.
Revenues in Europe accounted for 12%, 11% and 11% of our total revenues for fiscal 2007, 2006 and 2005, respectively. Revenues in Asia Pacific and rest of the world accounted for 4%, 4% and 3% of our total revenues for fiscal 2007, 2006 and 2005, respectively.
We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence.
MANUFACTURING
We manufacture our Piccolo and VetScan chemistry analyzers from our facility located in Union City, California. The VetScan HM2 is manufactured by Diatron in Budapest, Hungary and is purchased by us as a completed instrument.
Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the FDA. To produce and commercially ship Piccolo products, we must have a license to manufacture medical products in the State of California, where we conduct our principal manufacturing activities, and be registered by the FDA as a medical device manufacturer. Current Good Manufacturing Practice requirements are set forth in the 21 CFR 820 Quality System Regulation. These requirements regulate the methods used in, and the facilities and controls used for the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use. Our manufacturing facility is subject to periodic inspections. Although we have obtained a license from the State of California to manufacture our products, various state regulatory agencies may regulate the manufacture of our products. To date, we have complied with the following:
•	In April 2001, the State of California Food and Drug Branch granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices.

•	In May 2001, the State of California Food and Drug Branch granted licensing for our manufacturing facility in Union City, California.

•	In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards.

•	In December 2003, we received ISO 13485 Quality System certification as required by the 2003 European In Vitro Device Directive. This certified our quality system specifically to medical devices.

•	In both September 2005 and March 2003, the FDA conducted a facility inspection and verified our compliance with the 21 CFR 820 Regulation.

•	In October 2006, we received our recertification to the ISO 13485:2003 Quality System Standard for medical devices.
Although we are not required to comply with all of the government regulations applicable to the human medical market when manufacturing the VetScan products, we have established all of our manufacturing operations to be compliant with the Quality System Regulation as this ensures product quality and integrity regardless of end use or patient.
In addition to the development of standardized manufacturing processes and quality control programs for the entire manufacturing process, our manufacturing activities are concentrated in the following three primary areas:
•	Point-of-Care Blood Chemistry Analyzer: The analyzer used in the Piccolo and VetScan systems employs a variety of components designed or specified by Abaxis, including a variable speed motor, microprocessors, a liquid crystal display, a result card printer, a spectrophotometer and other electronic components. These components are manufactured by several third-party vendors that have been qualified and approved by Abaxis and then assembled by contract manufacturers for Abaxis. The components are assembled at the Abaxis facility in Union City into the finished product and completely tested to ensure that the finished product meets product specifications. The analyzer uses technologically advanced components, many of which are available only from single source vendors. Currently, the technologically advanced components are purchased from the following single source vendors: PerkinElmer, Inc. and UDT Sensors. We do not have supply agreements with any of these companies and they are not contractually obligated to continue supplying us with components in the quantities or at the prices that such companies have done historically.

•	Reagent Discs: The molded plastic discs used in the manufacture of the reagent disc are manufactured to our specifications by an established injection-molding manufacturer. To achieve the precision required for accurate test results, the discs must be molded to very narrow tolerances. To date, we have only qualified two manufacturers, C. Brewer & Co. and Nypro, Inc. to mold the discs. We do not have supply agreements with any of these companies and they are under no contractual obligation to continue supplying us with discs either in the quantities or at the prices that such companies have done historically. We are also working with our suppliers to improve yields and increase capacity on the existing production molds. While we have increased the number of disc molding tools to strengthen and better protect our line of supply, an inability by our injection-molding manufacturers to supply sufficient discs would have a material adverse impact on our results of operations. We assemble the reagent discs by using the molded plastic discs, loading the disc with reagents and then ultrasonically welding together the top and bottom pieces.

•	Reagent Beads: The reagent discs contain diluent and all the dry reagent chemistry beads necessary to perform blood analyses. We purchase chemicals from third-party suppliers and formulate the raw materials, using proprietary processes, into beads at the proper concentration and consistency to facilitate placement in the reagent disc and provide homogeneous dissolution and mixing when contacted by the diluted plasma. We are dependent on the following companies who are our single source providers of one or more chemicals that we use in the reagent production process: Amano Enzyme USA Co., Ltd., Genzyme Corporation, Kikkoman Corporation Biochemical Division, Microgenics Corporation, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., Shinko American Inc. and Sigma Aldrich Inc. We do not have supply agreements with any of these companies and they are under no contractual obligation to continue supplying us in the quantities or at the price such companies have done historically. Although we believe all of the chemicals provided by these companies would be readily available elsewhere and we continue to evaluate vendor sources to protect and improve our lines of supply, the loss of any of these companies as a supplier could materially adversely affect our manufacturing activities and results of operations.
We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter.
MATERIAL RELATIONSHIPS WITH SUPPLIERS AND OTHER THIRD PARTIES
Diatron Messtechnik GmbH. In our November 2003 manufacturing and supply agreement with Diatron Messtechnik GmbH (“Diatron”), we acquired the exclusive right to distribute Diatron’s veterinary hematology analyzers in Australia, Canada, Japan, New Zealand and the United States. The agreement had a five year term and we were subject to certain minimum purchase quantities during the first five years of the contract term. In September 2006, the terms of the agreement, with respect to the purchase commitments, were revised. See Note 8 “Commitments and Contingencies” of the Notes to Financial Statements for additional information. The Diatron hematology instruments are currently supplied by Diatron MI Kft.
DVM Resources. DVM Resources, one of our distributors of veterinary products in the United States, accounted for 15% and 13% of our total revenue in fiscal 2007 and 2006, respectively.
Henry Schein, Inc. Total medical and veterinary revenue from our distributor, Henry Schein, Inc., accounted for less than 10% of our total revenue in fiscal 2007. Total medical and veterinary revenue from Henry Schein, Inc. accounted for 17% of our total revenue in fiscal 2006.
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
COMPETITION
Competition in the human and veterinary diagnostic markets is intense. Blood analysis is a well-established field in which there are a number of competitors that have substantially greater financial resources and larger, more established marketing, sales and service organizations than we do. We compete with the following organizations: commercial clinical laboratories, hospitals’ clinical laboratories and manufacturers of bench top multi-test blood analyzers and other testing systems that health care providers can use “on-site.”

Historically, hospitals and commercial laboratories perform most of the human medical testing, and veterinary specialized commercial laboratories perform most of the veterinary medical testing. We have identified five principal factors that customers typically use to evaluate our products and those of our competitors. These factors are as follows: (i) range of tests offered; (ii) the immediacy of results; (iii) cost effectiveness; (iv) ease of use and (v) reliability of results. We believe that we compete effectively on each of these factors except for the range of tests offered. Clinical laboratories are effective at processing both a wide range and high volumes of discrete tests using skilled technicians and complex equipment. While our current offering of reagent discs cannot provide the same broad range of tests, we believe that in our targeted market segments, our products provide a sufficient breadth of test menus to compete successfully with clinical laboratories given the advantages of our products with respect to the other four factors.
Our principal competitors in the human diagnostic market are Alfa Wassermann S.P.A., i-STAT Corporation (which was purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.) and Polymedco. Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation. Most of our competitors have significantly greater financial, marketing, sales and technical and other resources than we do. In particular, many of our competitors have large sales forces and well-established distribution channels. Consequently, we are developing our distribution network and expanding our direct sales force in order to compete in these markets.
GOVERNMENT REGULATION
U.S. Food and Drug Administration Clearance
Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the FDA. The FDA has classified our Piccolo products as “Class I” and “Class II” devices. These classifications require us to submit to the FDA a pre-market notification form or 510(k). The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing. In our 510(k) notification, we must, among other things, establish that the product we plan to market is “substantially equivalent” to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendments or (2) a product that the FDA has previously cleared under the 510(k) process.
The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. As of March 31, 2007, we have received market clearance from the FDA for our Piccolo system and 25 reagent tests that we have on 12 reagent discs. We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures. These new test products are crucial for our success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States.
Clinical Laboratory Improvements Act Regulations
Our Piccolo products are also affected by the Clinical Laboratory Improvement Amendments (“CLIA”) of 1988. The CLIA are intended to insure the quality and reliability of all medical testing in the United States regardless of where tests are performed. The current CLIA regulations divide laboratory tests into three categories: “waived,” “moderately complex” and “highly complex.” Many of the tests performed using the Piccolo system are in the “moderately complex” category. This category requires that any location in which testing is performed be certified as a laboratory. Hence, we can only sell some Piccolo products to customers who meet the standards of a laboratory. To receive “laboratory” certification, a testing facility must be certified by the Centers for Medicare and Medicaid Services. After the testing facility receives a “laboratory” certification, it must then meet the CLIA regulations. Because we can only sell some Piccolo products to testing facilities that are certified “laboratories,” the market for some products is correspondingly constrained.
During fiscal 2007, the FDA granted waived status under CLIA regulations for the following analytes when used in conjunction with the Piccolo chemistry analyzer for the medical market:
•	In March 2007, the FDA granted waived status under CLIA regulations for the following analytes: calcium (CA), creatinine (CRE), urea nitrogen (BUN) and uric acid (UA).

•	In October 2006, the FDA granted waived status under CLIA regulations for the following analytes: albumin (ALB), alkaline phosphatase (ALP), amylase (AMY), gamma glutamyltransferase (GGT), total bilirubin (TBIL) and total protein (TP).

Prior to fiscal 2007, the FDA granted waived status under CLIA regulations for our total cholesterol (CHOL), high-density lipoprotein cholesterol (HDL), triglycerides (TRIG), glucose (GLU), alanine aminotransferase (ALT) and aspartate aminotransferase (AST) tests when used in conjunction with our Piccolo system. Accordingly, we can offer the following Piccolo reagent discs as waived tests to the medical market: General Chemistry 6, General Chemistry 13, the Lipid Panel, the Lipid Panel Plus and the Liver Panel Plus. Waived status permits untrained personnel to run the Piccolo system using General Chemistry 6, General Chemistry 13, the Lipid Panel, the Lipid Panel Plus and the Liver Panel Plus; thus, extending the sites (doctors’ offices and other point-of-care environments) that can use the Piccolo system.
We cannot assure you that we will successfully receive CLIA waived status from the FDA for other products. Consequently, for the reagent discs that have not received CLIA waived status, the market for our Piccolo products may be confined to those testing facilities that are certified as “laboratories” and our growth can be limited accordingly. However, we are engaged in an active program to test and apply for CLIA waivers for additional analytes.
Other Regulations
We are subject to a variety of federal, state, local and international regulations regarding the manufacture and sale of our products. In addition, as we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets. Foreign certifications that we have received include the following, among others:
•	In December 2003, we received certification from the British Standards Institute to the ISO 13485:1996 quality system standard for medical devices. This quality system certification, along with successful completion of product testing to 2003 European standards and the translation of Piccolo product documentation into the required languages, enabled us to meet the compliance requirements of the CE Mark and the 2003 European In Vitro Device Directive.

•	In September 2005, we received the Canadian Medical Device Conformity Assessment System stamp on our ISO 13485 certificate to signify compliance with Health Canada regulations.

•	In March 2006, we received our certification to the 2003 version of the ISO 13485 quality system standard for medical devices.
Additionally, we have received registration from TÜV SÜD Japan Ltd. for our Bile Acid assay in Japan in July 2006. For our new products, the VetScan VS2 and Piccolo xpress, we have also received approval from the Ministry of Agriculture in Japan to market and sell these blood chemistry analyzers in Japan.
As we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets. The government regulations for our medical and veterinary products vary. We cannot predict what impact, if any, such current or future regulatory changes would have on our business.
RESEARCH AND DEVELOPMENT
Research and development activities are focused on the following: developing new immunoassay tests, clinical trials, preparation of submission for CLIA waived status on new test methods and product improvements and enhancement of existing products. Our research and development expenses, which consist of salaries and benefits, consulting expenses and materials were $6.2 million, $6.1 million and $5.2 million, or 7%, 9% and 10% of our total revenues, in fiscal 2007, 2006 and 2005, respectively.
PATENTS AND PROPRIETARY TECHNOLOGIES
We have pursued the development of a patent portfolio to protect our technology. As of March 31, 2007, 35 patent applications have been filed on behalf of Abaxis with the United States Patent and Trademark Office, of which the following 30 have been issued:

Patent No.	Description	Issue Date	Expiration Date

5,061,381	Apparatus and Method for Separating Cells from Biological Fluids	October 29, 1991	June 4, 2010

5,122,284	Apparatus and Method for Optically Analyzing Biological Fluids	June 16, 1992	June 4, 2010

5,173,193	Centrifugal Rotor Having Flow Partition	December 22, 1992	April 1, 2011

Patent No.	Description	Issue Date	Expiration Date

5,186,844	Apparatus and Method for Continuous Centrifugal Blood Cell Separation	February 16, 1993	Expired

5,242,606	Sample Metering Port for Analytical Rotor Having Overflow Chamber	September 7, 1993	September 7, 2010

5,275,016	Cryogenic Apparatus	January 4, 1994	April 24, 2012

5,304,348	Reagent Container for Analytical Rotor	April 19, 1994	February 11, 2012

5,384,247	Determination of Sodium Ions in Fluids	January 24, 1995	January 24, 2012

5,403,415	Method and Device for Ultrasonic Welding	April 4, 1995	November 17, 2013

5,409,665	Simultaneous Cuvette Filling with Means to Isolate Cuvettes	April 25, 1995	September 1, 2013

5,409,814	Determination of Ions in Fluids	April 25, 1995	April 25, 2012

5,413,732	Reagent Compositions for Analytical Testing	May 9, 1995	May 9, 2012

5,457,053	Reagent Container for Analytical Rotor	October 10, 1995	October 10, 2012

5,472,603	Analytical Rotor with Dye Mixing Chamber	December 5, 1995	December 5, 2012

5,478,750	Methods for Photometric Analysis	December 26, 1995	March 31, 2013

5,501,958	Determination of Potassium Ions in Fluids	March 26, 1996	March 26, 2013

5,518,930	Simultaneous Cuvette Filling with Means to Isolate Cuvettes	May 21, 1996	September 1, 2013

5,590,052	Error Checking in Blood Analyzer	December 31, 1996	April 14, 2014

5,591,643	Simplified Inlet Channels	January 7, 1997	January 7, 2014

5,599,411	Method and Device for Ultrasonic Welding	February 4, 1997	November 17, 2013

5,624,597	Reagent Compositions for Analytical Testing	April 29, 1997	April 29, 2014

5,693,233	Methods of Transporting Fluids Within An Analytical Rotor	December 2, 1997	April 2, 2012

5,776,563	Dried Chemical Compositions	July 7, 1998	July 7, 2015

5,998,031	Dried Chemical Compositions	December 7, 1999	August 19, 2011

6,068,971	Process for Determination of Ions in Fluids by Masking of Interfering Ions	May 30, 2000	May 30, 2017

6,235,531	Modified Siphons for Improved Metering Precision	May 22, 2001	September 1, 2013

6,251,684	Dried Chemical Compositions	June 26, 2001	August 18, 2011

6,752,961	Modified Siphons for Improved Metering Precision	June 22, 2004	September 1, 2013

6,818,415	Sodium Activation of Amylase	November 16, 2004	June 22, 2021

7,177,767	Systems and Methods for the Detection of Short and Long Samples	February 13, 2007	January 13, 2024
Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain competitive position. Fourteen international applications have been filed on behalf of Abaxis under the Patent Cooperation Treaty (PCT) and we are selectively filing patent applications in countries where we anticipate to market our products. Eighty-four national foreign applications were filed on behalf of Abaxis in various countries and 74 of them have been granted. Of these 74, a total of 39 have been abandoned; and 1 patent was opposed by bioMerieux, which was settled during fiscal 2006, granting bioMerieux a license under certain of our patents.
EMPLOYEES
As of March 31, 2007, we had 265 full-time employees distributed across the following divisions:
•	28 in research and development;

•	120 in manufacturing operations;

•	103 in sales and marketing (including customer support); and

•	14 in general and administrative.
We also use temporary help to assist in performing certain operational duties. As of March 31, 2007, we had 43 temporary employees with most of them assisting in manufacturing operations. None of our employees are covered by collective bargaining agreements and management considers its relations with employees to be good.
INFORMATION AVAILABLE TO INVESTORS
We make available, free of charge on or through our Internet address located at www.abaxis.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the U.S. Securities and Exchange Commission (“SEC”). In addition, copies of our reports filed electronically with the SEC may be accessed at http://www.sec.gov. The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027.
Item 1A. Risk Factors
RISK FACTORS THAT MAY AFFECT OUR PERFORMANCE
Our future performance is subject to a number of risks. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline. In evaluating our business, you should carefully consider the following risks in addition to the other information in this Annual Report on Form 10-K. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors and, therefore, you should not consider any of the above risks to be a complete statement of all the potential risks or uncertainties that we face.
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
     We are not able to accurately predict our sales in future quarters. Our revenue in the medical and veterinary markets is derived primarily by selling to distributors who resell our products to the ultimate user. While we are better able to predict sales of our reagent discs, as we sell these discs primarily for use with blood chemistry analyzers that we sold in prior periods, we generally are unable to predict with much certainty sales of our blood chemistry analyzers, as we typically sell our blood chemistry analyzers to new users. Accordingly, our sales in any one quarter are not indicative of our sales in any future period.
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

          The sales cycle for our products can fluctuate, which may cause revenue and operating results to vary significantly from period to period. We believe the fluctuation is due to (i) seasonal patterns in the decision making processes by our independent distributors and direct customers and also (ii) on the purchasing requirements of the U.S. Military to acquire our products. Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful.
          In the future, our periodic operating results may vary significantly depending on, but not limited to, a number of factors, including, in addition to those factors discussed elsewhere in this section:
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
          Our core compact blood chemistry analyzer product differs substantially from current blood chemistry analyzers on the market. Our primary competition is from centralized laboratories that offer a greater number of tests than our products, but do so at a greater overall cost and require more time. We also compete with other point-of-care analyzers that cost more, require more maintenance and offer a narrower range of tests. However, these point-of-care analyzers are generally marketed by larger companies which have greater resources for sales and marketing, in addition to a recognized brand name and established distribution relationships.
          Historically, we have marketed our VetScan systems through both direct sales and distribution channels to veterinarians. Although we believe that in our targeted markets, our reagent disc products provide a sufficient breadth of test menus, we continue to develop new animal blood tests and we cannot be assured that the tests will be accepted by the veterinary market.
          In the human medical market, we have relatively limited experience in large scale sales of our Piccolo blood chemistry analyzer. Although we believe that our blood chemistry analyzers offer consumers many advantages, including according to our analyses substantial cost savings, in terms of the actual product and implementation of it procedurally, these advantages involve changes to current standard practices, such as using large clinical laboratories that will require changes in both the procedures and mindset of care providers. The human medical market in particular is highly regulated, structured, difficult to penetrate and often slow to adopt new product offerings. If we are unable to convince large numbers of medical clinics, hospitals and other point-of-care environments of the benefits of our products, we will suffer lost sales and could fail to achieve anticipated revenue.
We rely on patents and other proprietary information, the loss of any would negatively affect our business.
          As of March 31, 2007, 35 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 30 patents have been issued. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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
          Although we have gained experience marketing our VetScan products in the veterinary diagnostic market, we have limited sales, marketing and distribution experience with our Piccolo systems in the human diagnostic market. Accordingly, we cannot assure you that:
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
We have only recently become profitable on a consistent basis and we must increase sales of our Piccolo and VetScan products or we may not be able to maintain profitability.
          We have not recognized a net loss attributable to common shareholders in the last three years ended March 31, 2007. However, as of March 31, 2007, we had cumulative net losses of $15.5 million. Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan products. Increasing the sales volume of our products will depend upon our ability to:
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
          Our business exposes us to potential warranty and product liability risks which are inherent in the testing, manufacturing and marketing of human and veterinary medical products. We strive to apply sophisticated methods to raw materials and produce defect-free medical test equipment. Although we have established procedures for quality control on both the raw materials that we receive from suppliers and our manufactured final products, these procedures may prove inadequate to detect a defect that either occurs in limited quantities or that we have not anticipated. Our Piccolo and VetScan systems may be unable to detect all errors which could result in the misdiagnosis of human or veterinary patients.
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
          As of March 31, 2007, we have 58 full-time sales personnel directly involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time. While these individuals work with our distribution partners both domestically and internationally to extend our market reach, the primary selling activities are often done by these individuals. If we are to increase our sales, we will need to train new sales personnel and supervise them closely. We also will continue hiring additional sales personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of resources to market our products.
We need to successfully manufacture and market additional reagent discs for the human diagnostic market if we are to compete in that market.
          We have developed a blood analysis system that consists of a portable blood analyzer and single-use reagent discs. Each reagent disc performs a series of standard blood tests. We believe that it is necessary to develop additional series of reagent discs with various tests for use with the Piccolo and VetScan systems. Historically, we have developed reagent discs suitable for the human medical and veterinary diagnostic markets. We have received 510(k) clearances from the FDA for 25 test methods in the human medical market. These tests are included in standard tests for which the medical community receives reimbursements from third-party payors such as HMOs and Medicare. We may not be able to successfully manufacture or market these reagent discs. Our failure to meet these challenges will materially adversely affect our operating results and financial condition.
We rely on distributors to sell our products and we rely on sole distributor arrangements in a number of countries. Our failure to successfully maintain these relationships could adversely affect our ability to achieve our anticipated revenue or expand our business.
          We sell our medical and veterinary products primarily through distributors. As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We operate on a purchase order basis with the distributors and the distributors are under no contractual obligation to continue carrying our products. Further, many of our distributors may carry our competitors’ products, and may promote our competitors’ products over our own products. One distributor, DVM Resources, accounted for 15% of our total worldwide revenues for fiscal 2007. Two distributors, Henry Schein, Inc. and DVM Resources, accounted for 17% and 13%, respectively, of our total worldwide revenues for fiscal 2006.
          We have a number of distributors in the United States who distribute our VetScan products. While we continue to enter into arrangements with veterinary distributors, we have also terminated our distribution relationships with the veterinary division of Henry Schein in May 2006. While we have in the past, and expect to in the future, support those customers who were previously supplied products by Henry Schein through our current distributor base and direct service, the loss of these or other distributors may negatively affect our future revenues. Accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a sharp decline in our sales revenue or we may experience a delay in our sales revenue.
          In the United States medical market, we have a few distributors for our Piccolo products. We entered into formal distribution agreements with Cardinal Health in our fourth quarter of fiscal 2007, Henry Schein’s Medical Group in our first quarter of fiscal 2007 and PSS World Medical, Inc. in our third quarter of fiscal 2006, to sell and market Piccolo systems and the medical reagent discs. We depend on these distributors to assist us in promoting market acceptance of our Piccolo chemistry analyzers.
          Internationally, we have a few distributors for our products in both the medical and veterinary diagnostic markets, which includes one distributor in Japan who received clearance in September 2005 from the Japanese regulatory agency to import and market our complete line of medical reagent discs, the Piccolo system, as well as all veterinary reagent discs, the VetScan system, with the exception of those products containing the Bile Acid assay. In July 2006, we received registration from TÜV SÜD Japan Ltd. for our Bile assay and we also received approval from the Ministry of Agriculture in Japan to market and sell our new products, the VetScan VS2 and Piccolo xpress in Japan.

          We currently have distributors that carry either our medical or veterinary products in the following countries: Australia, Austria, Bahrain, Belgium, Canada, Denmark, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Korea, Macao, the Netherlands, New Zealand, Norway, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates, the United Kingdom and the United States. Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our new and existing products. These distributors may not be successful in obtaining proper approvals for our new and existing products in their respective countries, and they may not be successful in marketing our products. We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence. However, we may not be successful in entering into additional distributor relationships. Our distributors may terminate their relationship with us at any time. Historically, we have experienced a turnover among our international distributors. This high degree of turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally.
We depend on sole suppliers for several key components in our products, many of whom we have not entered into contractual relationships with and failure of our suppliers to provide the materials to us could harm our business.
          We use several key components that are currently available from limited or sole sources as discussed below:
•	Reagent Discs: Two injection molding manufacturers, C. Brewer & Co. and Nypro, Inc., currently make the molded plastic discs which, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require. To date, we have only qualified these two manufacturers to manufacture the molded plastic discs.

•	Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the dry reagent chemistry beads that are either inserted in our reagent discs or sold as a stand-alone product: Amano Enzyme USA Co., Ltd., Genzyme Corporation, Kikkoman Corporation Biochemical Division, Microgenics Corporation, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., Shinko American Inc. and Sigma Aldrich Inc.

•	Blood Analyzer Components: Our analyzer products use several technologically advanced components that we currently purchase from the following single source vendors: PerkinElmer, Inc. and UDT Sensors. Our analyzers use a printer that is only made by Seiko North America Corporation. The loss of the supply of any of these components could force us to redesign our analyzers.

•	Hematology Instruments and Reagents: The VetScan HMII, now referred to as the VetScan HM2™, is manufactured by Diatron in Hungary and is purchased by us as a completed instrument. To date, we have qualified two suppliers to produce the reagents for our hematology instruments: Clinical Diagnostic Solutions, Inc. and Mallinckrodt Baker BV.
          For our hematology instruments purchased from Diatron, we are subject to minimum purchase requirements through fiscal 2008. The terms of the minimum purchase requirements are more fully explained in the Notes to Financial Statements in this Annual Report on Form 10-K. We operate on a purchase order basis with all of the suppliers of our molded plastic reagent discs, reagent chemicals and blood analyzer components and thus these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices. Although we believe that there are potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above.
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
          We believe that our existing capital resources, available line of credit and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through the next twelve months, although no assurances can be given. The terms of our line of credit contain a number of covenants concerning financial tests that we must meet, and these tests are more fully explained in this Annual Report on Form 10-K in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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
We may not be able to compete effectively with larger, better established entities or their products, or with future organizations or future products, which could cause our sales to decline.
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
Changes in third-party payor reimbursement regulations can negatively affect our business.
          By regulating the maximum amount of reimbursement they will provide for blood testing services, third-party payors, such as HMOs, pay-per-service insurance plans, Medicare and Medicaid, can indirectly affect the pricing or the relative attractiveness of our human testing products. For example, the Centers for Medicare and Medicaid Services (the “CMS”) set the level of reimbursement of fees for blood testing services for Medicare beneficiaries. If third-party payors decrease the reimbursement amounts for blood testing services, it may decrease the amount that physicians and hospitals are able to charge patients for such services. Consequently, we will need to charge less for our products. If the government and third-party payors do not provide for adequate coverage and reimbursement levels to allow health care providers to use our products, the demand for our products will decrease.
We are subject to numerous governmental regulations and any regulatory changes are difficult to predict and may be damaging to our business.
•	Need for FDA Certification for Our Medical Device Products
          Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the FDA. The FDA has classified our Piccolo products as “Class I” and “Class II” devices. These classifications require us to submit to the FDA a pre-market notification form or 510(k). The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing. In our 510(k) notification, we must, among other things, establish that the product we plan to market is “substantially equivalent” to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) a product that the FDA has previously cleared under the 510(k) process.
          The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. As of March 31, 2007, we have received market clearance from the FDA for our Piccolo system and 25 reagent tests that we have on 12 reagent discs. We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures. These new test products are crucial for our success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.
•	Need to Comply with Manufacturing Regulations
          The 1976 Medical Device Amendment also requires us to manufacture our Piccolo products in accordance with Good Manufacturing Practices guidelines. Current Good Manufacturing Practice requirements are set forth in the 21 CFR 820 Quality System Regulation. These requirements regulate the methods used in, and the facilities and controls used for the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use. Our manufacturing facility is subject to periodic inspections. Although we have obtained a license from the State of California to manufacture our products, various state regulatory agencies may regulate the manufacture of our products. To date, we have complied with the following:
•	In April 2001, the State of California Food and Drug Branch granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices.

•	In May 2001, the State of California Food and Drug Branch granted licensing for our manufacturing facility in Union City, California.

•	In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards.

•	In December 2003, we received ISO 13485 Quality System certification as required by the 2003 European In Vitro Device Directive. This certified our quality system specifically to medical devices.

•	In both September 2005 and March 2003, the FDA conducted a facility inspection and verified our compliance with the 21 CFR 820 Regulation.

•	In October 2006, we received our recertification to the ISO 13485:2003 Quality System Standard for medical devices.
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
     Our Piccolo products are also affected by the Clinical Laboratory Improvement Amendments (the “CLIA”) of 1988. The CLIA are intended to insure the quality and reliability of all medical testing in the United States regardless of where tests are performed. The current CLIA regulations divide laboratory tests into three categories: “waived,” “moderately complex” and “highly complex.” Many of the tests performed using the Piccolo system are in the “moderately complex” category. This category requires that any location in which testing is performed be certified as a laboratory. Hence, we can only sell some Piccolo products to customers who meet the standards of a laboratory. To receive “laboratory” certification, a testing facility must be certified by the CMS. After the testing facility receives a “laboratory” certification, it must then meet the CLIA regulations. Because we can only sell some Piccolo products to testing facilities that are certified “laboratories,” the market for some products is correspondingly constrained.
     During fiscal 2007, the FDA granted waived status under CLIA regulations for the following analytes when used in conjunction with the Piccolo chemistry analyzer for the medical market:
•	In March 2007, the FDA granted waived status under CLIA regulations for the following analytes: calcium (CA), creatinine (CRE), urea nitrogen (BUN) and uric acid (UA).

•	In October 2006, the FDA granted waived status under CLIA regulations for the following analytes: albumin (ALB), alkaline phosphatase (ALP), amylase (AMY), gamma glutamyltransferase (GGT), total bilirubin (TBIL) and total protein (TP).
     Prior to fiscal 2007, the FDA granted waived status under CLIA regulations for our total cholesterol (CHOL), high-density lipoprotein cholesterol (HDL), triglycerides (TRIG), glucose (GLU), alanine aminotransferase (ALT) and aspartate aminotransferase (AST) tests when used in conjunction with our Piccolo system. Accordingly, we can offer the following Piccolo reagent discs as waived tests to the medical market: General Chemistry 6, General Chemistry 13, the Lipid Panel, the Lipid Panel Plus and the Liver Panel Plus. Waived status permits untrained personnel to run the Piccolo system using the General Chemistry 6, General Chemistry 13, the Lipid Panel, the Lipid Panel Plus and the Liver Panel Plus; thus, extending the sites (doctors’ offices and other point-of-care environments) that can use the Piccolo system.
     We cannot assure you that we will successfully receive CLIA waived status from the FDA for other products. Consequently, for the reagent discs that have not received CLIA waived status, the market for our Piccolo products may be confined to those testing facilities that are certified as “laboratories” and our growth can be limited accordingly. However, we are engaged in an active program to test and apply for CLIA waivers for additional analytes.
•	We are Subject to Various Federal, State, Local, and International Regulations
     Federal, state, local and international regulations regarding the manufacture and sale of health care products and diagnostic devices may change. In addition, as we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets. Foreign certifications that we have received include the following, among others:
•	In December 2003, we received certification from the British Standards Institute to the ISO 13485:1996 quality system standard for medical devices. This quality system certification, along with successful completion of product testing to 2003 European standards and the translation of Piccolo product documentation into the required languages, enabled us to meet the compliance requirements of the CE Mark and the 2003 European In Vitro Device Directive.

•	In September 2005, we received the Canadian Medical Device Conformity Assessment System stamp on our ISO 13485 certificate to signify compliance with Health Canada regulations.

•	In March 2006, we received our certification to the 2003 version of the ISO 13485 quality system standard for medical devices.
          Additionally, we have received registration from TÜV SÜD Japan Ltd. for our Bile Acid assay in Japan in July 2006. For our new products, the VetScan VS2 and Piccolo xpress, we have also received approval from the Ministry of Agriculture in Japan to market and sell these blood chemistry analyzers in Japan.
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
          Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an annual assessment of internal control over financial reporting by our management and an attestation of its assessment by an independent registered public accounting firm. The standards that must be met for management to assess the internal control over financial reporting as effective are new and complex, require significant documentation, testing and possible remediation to meet the detailed standards.
          Our management assessed the effectiveness of our internal control over financial reporting as of our fiscal years ended March 31, 2007 and 2006. Although we received an unqualified opinion on our financial statements for the fiscal years ended March 31, 2007 and 2006, and on the effectiveness of our internal control over financial reporting as of March 31, 2007 and 2006, the steps we have taken to date and the steps we are still in the process of taking to improve the reliability of our financial statements in the future are subject to continued management review, as well as oversight by the audit committee of our board of directors. The assessment for our fiscal year ended March 31, 2005 identified a material weakness in our internal control over financial reporting related to ineffective controls over the determination and reporting of the provision for income taxes. The control deficiency identified in fiscal 2005 could have resulted in a future material misstatement of our income tax provision (and related balance sheet accounts) that would not have been prevented or detected by management. Any failure to implement required new or improved controls, or difficulties encountered in implementation could harm operating results or prevent us from accurately reporting financial results or cause a failure to meet our reporting obligations in the future. If our management cannot assess our internal control over financial reporting as effective, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment, investor confidence and our share value may be negatively impacted.
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
          We are subject to stringent federal, state and local laws, rules, regulations and policies that govern the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. In particular, we are subject to laws, rules and regulations governing the handling and disposal of biohazardous materials used in the development and testing of our products. We handle and dispose of human and veterinary blood samples for testing (whole blood, plasma, serum), which cost approximately $82,000 in fiscal 2007 to comply with applicable environmental regulations. Although we believe that we have complied with applicable laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may have to incur significant costs to comply with environmental regulations if our manufacturing to commercial levels continues to increase. In addition, if a government agency determines that we have not complied with these laws, rules and regulations, we may have to pay significant fines and/or take remedial action that would be expensive and we do not carry environmental-related insurance coverage.
Our facilities and manufacturing operations are vulnerable to natural disasters and other unexpected losses; system failures or delays may harm our business.
          Our success depends on the efficient and uninterrupted operation of our manufacturing operations, which are co-located with our corporate headquarters in Union City, California. A failure of manufacturing operations, be it in the development and manufacturing of our Piccolo or VetScan blood chemistry analyzers or the reagent discs used in the blood chemistry analyzers, could result in our inability to supply customer demand.
          We do not have a backup facility to provide redundant manufacturing capacity in the event of a system failure. Accordingly, if our location in Union City, California experienced a system failure, or regulatory problem that temporarily shut-down our manufacturing facility, our manufacturing ability would become unavailable until we were able to bring an alternative facility online, a process which could take several weeks or even months. These manufacturing operations are also vulnerable to damage from earthquakes, fire, floods, power loss, telecommunications failures, break-ins and similar events. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Additionally, our computer servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.
Fluctuations in foreign exchange rates and the possible lack of financial stability in foreign countries could prevent overseas sales growth.
          Our international sales are currently overwhelmingly U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. For the limited amount of our sales denominated in local currencies, we are subject to fluctuations in exchange rates between the U.S. dollar and the particular local currency. Our operating results could also be adversely affected by the seasonality of international sales and the economic conditions of our overseas markets.
Our stock price is highly volatile and investing in our stock involves a high degree of risk, which could result in substantial losses for investors.
          The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During fiscal 2007, the closing sale prices of our common stock on the NASDAQ ranged from $16.82 to $26.12 per share and the closing sale price on March 30, 2007, the last day of trading for our fiscal year ended March 31, 2007, was $24.37 per share. During the last eight fiscal quarters ended March 31, 2007, our stock price closed at a high of $26.12 on April 28, 2006 and a low of $7.62 on April 22, 2005. The following factors may affect the market price of our common stock:
•	fluctuation in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	changes in governmental regulation;

•	prospects and proposals for health care reform;

•	governmental or third-party payors’ controls on prices that our customers may pay for our products;

•	developments or disputes concerning patent or our other proprietary rights;

•	public concern as to the safety of our devices or similar devices developed by our competitors; and

•	general market conditions.
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
Item 1B. Unresolved Staff Comments
Not applicable.
Item 2. Properties
We occupy approximately 91,124 square feet of office, research and development and manufacturing space in a building in Union City, California. The lease agreement is for ten years which commenced in January 2001 with an option to extend the lease for five additional years. Our Germany office consists of approximately 2,300 square feet located in Darmstadt, Germany. The lease agreement for the Germany office is terminable upon three months notice. We believe that our current facilities are suitable and adequate to meet our needs for the foreseeable future.
Item 3. Legal Proceedings
We are from time to time involved in various litigation matters in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the quarter ended March 31, 2007.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Common Stock
Our common stock is traded on the NASDAQ Global Market under the symbol “ABAX.” The following table sets forth the quarterly high and low intra-day per share sales prices for the common stock from April 1, 2005 through March 31, 2007 as reported by NASDAQ:

	Prices
	Fiscal 2007		Fiscal 2006
	High	Low	High	Low

Quarter ended June 30	$26.85	$16.47	$11.78	$7.46
Quarter ended September 30	24.59	18.81	13.45	10.50
Quarter ended December 31	25.45	18.50	18.88	12.85
Quarter ended March 31	25.62	16.94	26.00	16.23
As of June 7, 2007, there were 21,415,000 shares of our common stock outstanding, held by 156 shareholders of record.
We did not repurchase any of our equity securities during the fourth quarter of fiscal 2007.
Dividends
Under our debt agreements, we are restricted from paying aggregate cash dividends on our stock in excess of 50% of our net income on an annual basis. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.
Stock Purchase Rights
On April 22, 2003, our Board of Directors approved the adoption of a Shareholder Rights Plan. Under the terms of the plan, shareholders of record on May 8, 2003, received one preferred stock purchase right for each outstanding share of common stock held. Each right entitled the registered holder to purchase from the Company one one-thousandth of a share of our Series RP Preferred Stock, $0.001 par value, at a price of $24.00 per share and becomes exercisable when a person or group acquires, or obtains the right to acquire, 15% or more of our common stock without prior approval by the Board of Directors.
In addition, under certain conditions involving an acquisition or proposed acquisition, the rights permit the holders (other than the acquirer) to purchase our common stock at a 50% discount from the market price at that time, and in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50% discount from the market price at that time. Under certain conditions, the purchase rights may be redeemed by our Board of Directors in whole, but not in part, at a price of $0.001 per right. The rights have no voting privileges and are attached to and automatically trade with our common stock.
Stock Performance Graph (1)
The graph below compares the cumulative total shareholder return on an investment in our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Securities Index over the past five years. The shareholder return shown on the graph below is not necessarily indicative of future performance, and Abaxis does not make or endorse any predictions as to future shareholder returns.
The graph assumes the investment of $100 on March 31, 2002 in Abaxis’ common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Securities Index and assumes dividends, if any, are reinvested. No dividends have been declared on our common stock to date.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Abaxis, Inc., the Russell 2000 Index
and the NASDAQ Medical Equipment Securities Index

	3/31/2002	3/31/2003	3/31/2004	3/31/2005	3/31/2006	3/31/2007
Abaxis, Inc.	$100.00	$59.53	$317.50	$138.28	$354.38	$380.78
Russell 2000	$100.00	$73.04	$119.66	$126.13	$158.73	$168.11
NASDAQ Medical Equipment Securities	$100.00	$91.78	$140.83	$149.72	$182.27	$190.47

(1)	This section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of Abaxis under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in any such filing.
Item 6. Selected Financial Data
The following selected financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial statements, related notes and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,
Statements of Operations Data:	2007	2006	2005	2004	2003

Revenues	$86,221,000	$68,928,000	$52,758,000	$46,874,000	$34,780,000
Cost of revenues	39,362,000	30,075,000	24,811,000	22,966,000	17,755,000

Gross profit	46,859,000	38,853,000	27,947,000	23,908,000	17,025,000

Operating expenses:
Research and development	6,180,000	6,127,000	5,150,000	4,757,000	3,888,000
Sales and marketing	20,569,000	16,219,000	10,820,000	10,701,000	7,952,000
General and administrative	5,735,000	5,775,000	4,881,000	3,730,000	3,612,000

Total operating expenses	32,484,000	28,121,000	20,851,000	19,188,000	15,452,000

Income from operations	14,375,000	10,732,000	7,096,000	4,720,000	1,573,000
Interest and other income (expense), net	1,774,000	787,000	269,000	105,000	68,000

Income before income taxes	16,149,000	11,519,000	7,365,000	4,825,000	1,641,000
Income tax provision (benefit)	6,076,000	4,044,000	2,514,000	(19,208,000)	5,000

Net income	10,073,000	7,475,000	4,851,000	24,033,000	1,636,000
Preferred dividends and accretion (a)	—	—	—	(419,000)	(1,235,000)

Net income attributable to common shareholders	$10,073,000	$7,475,000	$4,851,000	$23,614,000	$401,000

Net income per share:
Basic net income per share	$0.49	$0.37	$0.25	$1.30	$0.02

Diluted net income per share	$0.46	$0.35	$0.22	$1.16	$0.02

Shares used in the calculation of net income per share:
Weighted average common shares outstanding — basic	20,643,000	19,985,000	19,696,000	18,128,000	16,634,000

Weighted average common shares outstanding — diluted	21,846,000	21,492,000	21,662,000	20,387,000	17,014,000

(a)	For fiscal 2004, includes preferred dividends of $419,000. For fiscal 2003, includes preferred dividends of $865,000 and a non-cash preferred dividend charge of $370,000 related to the beneficial conversion feature contained in our Series E Preferred Stock issued in April 2002.

	As of March 31,
Balance Sheet Data:	2007	2006	2005	2004	2003

Cash and cash equivalents	$10,183,000	$10,164,000	$5,776,000	$9,324,000	$10,430,000
Short-term investments	35,028,000	20,372,000	16,858,000	7,998,000	—
Working capital	74,517,000	49,949,000	38,744,000	25,865,000	17,855,000
Total assets	102,715,000	83,078,000	71,009,000	61,898,000	32,368,000
Long-term liabilities	2,167,000	1,679,000	1,629,000	938,000	1,218,000
Convertible preferred stock	—	—	—	—	3,176,000
Total shareholders’ equity	87,812,000	71,038,000	61,667,000	54,572,000	22,268,000
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.
BUSINESS OVERVIEW
Abaxis, Inc. (“Abaxis,” “us,” or “we”) develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurements. Our primary product is a blood analysis system, consisting of a compact portable analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 13 tests on veterinary patients and 14 tests on human patients. We manufacture the system in our manufacturing facilities in Union City, California and we market our blood chemistry analyzers in both the medical market and in the veterinary market, as described below.
•	Medical Market: We currently market the system in the medical market under the name Piccolo xpress™. Through October 2006, we marketed the blood analysis system in the medical market as the Piccolo®, now referred to as the Piccolo Classic. We continue to support and service our current population of Piccolo xpress and Piccolo Classic chemistry analyzers.

•	Veterinary Market: We currently market the system in the veterinary market under the name VetScan VS2®. Through March 2006, we marketed the blood analysis system in the veterinary market as the VetScan®, now referred to as the VetScan Classic. We continue to support and service our current population of VetScan VS2 and VetScan Classic chemistry analyzers.

We also market a veterinary hematology instrument that offers an 18-parameter complete blood count (CBC) analysis, including a three-part white blood cell differential for the diagnostic assessment of patients by the veterinarian in their clinic. This hematology instrument was introduced in May 2004 as the VetScan HMII, and is now referred to as the VetScan HM2™. We currently purchase the hematology instruments from Diatron MI Kft. of Budapest, Hungary. Through April 2004, we marketed a veterinary hematology instrument under the name VetScan HMT. We continue to support and service our current population of VetScan HMT, VetScan HMII and VetScan HM2 hematology instruments.
Sales for any future periods are not predictable with a significant degree of certainty. We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. Our expense levels, which are to a large extent fixed, are based in part on our expectations of future revenues. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would negatively affect our operating results and financial condition. Our sales may be adversely impacted by pricing pressure from competitors. Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our VetScan and Piccolo products and to successfully compete with other competitors. We believe that period to period comparisons of our results of operations are not necessarily meaningful indicators of future results.
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
Our financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and the sensitivity of these estimates to deviations in the assumptions used in making them. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. However, there can be no assurance that our actual results will not differ from these estimates.
We have identified the policies below as critical because they are not only important to understanding our financial condition and results of operations, but also because application and interpretation of these policies requires both judgment and estimates of matters that are inherently uncertain and unknown. Accordingly, actual results may differ materially from our estimates. The impact and any associated risks related to these policies on our business operations are discussed below. For a more detailed discussion on the application of these and other accounting policies, see the Notes to Financial Statements included in this Annual Report on Form 10-K.
Revenue Recognition and Deferred Revenue. Our primary customers are distributors and direct customers in both the medical and veterinary markets. Revenues from product sales, net of estimated sales allowances and rebates, are recognized when (i) evidence of an arrangement exists, (ii) upon shipment of the products to the customer, (iii) the sales price is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured. Rights of return are not provided.
We recognize revenue associated with extended maintenance agreements ratably over the life of the contract. Amounts collected in advance of revenue recognition are recorded as a current or non-current liability based on the time from the balance sheet date to the future date of revenue recognition. We also provide incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of our instruments. Revenue from such sales is allocated separately to the instruments and incentives based on the relative fair value of each element. Revenue allocated to incentives is deferred until the goods are shipped to the customer or is recognized ratably over the life of the maintenance contract. At March 31, 2007, 2006 and 2005, the current portion of deferred revenue balances were $917,000, $939,000 and $907,000, respectively, and the non-current portion of deferred revenue balances were $1,244,000, $938,000 and $1,146,000, respectively. The fluctuation in balances is due to the types of customer incentives programs offered during the period, depends on when the free goods are shipped to the customer and the maintenance period of the maintenance agreements.
We periodically offer trade-in programs to customers for trading in an existing instrument to purchase a new instrument and we will either provide incentives in the form of free goods or reduce the sales price of the instrument. These incentives in the form of free goods are recorded according to the policies described above.
Distributor and Customer Rebates. We offer distributor pricing rebates and customer incentives from time to time. The distributor pricing rebates are offered to distributors upon meeting the sales volume requirements during a qualifying period.

The distributor pricing rebates are recorded as a reduction to gross revenue during the qualifying period. Cash rebates are offered to customers who purchase specific instruments during a promotional period. The cash rebate is recorded as a reduction to gross revenue.
The distributor pricing rebate program, which started in fiscal 2005, is offered to distributors in the North America veterinary market, upon meeting the sales volume requirements of reagent discs during the qualifying period. Factors used in the rebate calculations include the identification of products sold subject to a rebate during the qualifying period and which rebate percentage applies. Based on these factors and using historical trends, adjusted for current changes, we estimate the amount of the rebate that will be paid and record the liability as a reduction to gross revenue when we record the sale of the product. Settlement of the rebate accruals from the date of sale ranges from one to six months after sale. At March 31, 2007, 2006 and 2005, the accrual balances related to distributor pricing rebates were $229,000, $90,000 and $177,000, respectively. The increase in the rebate accrual at March 31, 2007, as compared to March 31, 2006, was due to distributors not meeting the purchase requirements in the fourth quarter of fiscal 2006.
Rebate programs offered to customers vary from period to period in the medical and veterinary markets. Generally, the customer rebate program relates to the sale of certain products or instruments during a specified promotional period. As part of the rebate program, a customer receives a cash rebate upon purchasing certain instruments in the North America market during a promotional period. Factors used in the rebate calculations include the identification of instruments sold subject to a rebate during the qualifying period and the estimated lag time between the sale and payment of a rebate. We estimate the amount of the rebate that will be paid and record the liability as a reduction of gross revenue when we record the sale of the product. Settlement of the rebate accruals from the date of sale ranges from one to six months after sale. At March 31, 2007, 2006 and 2005, the accrual balances related to customer rebates were $168,000, $36,000 and $0, respectively. The increase in the rebate accrual at March 31, 2007, as compared to March 31, 2006, was due to the type of marketing promotions offered during fiscal 2007 and 2006 and the timing of the rebate obligations paid to the customers. Prior to fiscal 2006, the customer rebate program was not significant in the determination of operating income.
The following table is an analysis of the roll forward activities for the distributor and customer rebate accruals:

	Balance at
	Beginning			Balance at
	of Year	Provisions	Payments	End of Year

Year Ended March 31, 2007:
Distributor rebates	$90,000	$781,000	$(642,000)	$229,000
Customer rebates	36,000	328,000	(196,000)	168,000

Total distributor and customer rebates	$126,000	$1,109,000	$(838,000)	$397,000

Year Ended March 31, 2006:
Distributor rebates	$177,000	$781,000	$(868,000)	$90,000
Customer rebates	—	578,000	(542,000)	36,000

Total distributor and customer rebates	$177,000	$1,359,000	$(1,410,000)	$126,000

Year Ended March 31, 2005:
Distributor rebates	$—	$549,000	$(372,000)	$177,000
Customer rebates	—	—	—	—

Total distributor and customer rebates	$—	$549,000	$(372,000)	$177,000

Sales and Other Allowances. We maintain sales allowances for defective reagent discs, which include the credit that we issue to customers for defective reagent discs. The balances related to sales allowance for defective reagent discs at March 31, 2007, 2006 and 2005 were $368,000, $234,000 and $278,000, respectively. The fluctuation in the accrual of the sales allowance for defective reagent discs from year to year is based on the failure rate of reagent discs, the increase in the sale of our reagent discs and the timing of the credit issued to customers.
We also establish, upon shipment of our products to distributors, a provision for potentially defective reagent discs, based on historical experience. We estimate a provision for the potentially defective reagent discs shipped to distributors during the period using internal data available to estimate the level of inventory in the distribution channel, the lag time for customers to report defective reagent discs and the historical experience of defective reagent discs. The accrual balances for potentially defective reagent discs at March 31, 2007, 2006 and 2005 were $134,000, $121,000 and $110,000, respectively. Changes in our estimates for accruals related to credits for defective reagent discs have not been material to operating income. Additional provisions and allowances may be required, resulting in decreased revenues, should we experience an increase of defective products. In the future, the actual defective reagent discs may exceed our estimates, which could adversely affect our operating income.

Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts based on our assessment of the collectibility of the amounts owed to us by our customers. In determining the amount of the allowance, we make judgments about the creditworthiness of customers which is mostly determined by the customer’s payment history and the outstanding period of accounts. We specifically identify amounts that we believe to be uncollectible and the allowance for doubtful accounts is adjusted accordingly. An additional allowance is recorded based on certain percentages of our aged receivables, using historical experience to estimate the potential uncollectible and our assessment of the general financial condition of our customer base. If our actual collections experience changes, revisions to our allowances may be required, which could adversely affect our operating income.
Warranty Reserves. We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments. Our standard warranty obligation was two years in fiscal 2007 and 2006 and one year in fiscal 2005. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our estimated accrual for warranty exposure is based on historical experience, estimated product failure rates, material usage and freight incurred in repairing the instrument after failure and known design changes. We analyze the adequacy of the ending accrual balance each quarter. The determination of such allowances requires us to make estimates of the expected costs to repair or replace the instruments under warranty. If actual repair costs differ significantly from our estimates, adjustments to cost of revenues may be required.
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
Long-Lived Assets. The carrying value of our long-lived assets is reviewed for impairment, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value.
Income Taxes. We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts to be recovered.
As of March 31, 2007, we had net deferred tax assets of $11,291,000, primarily resulting from net operating loss (“NOLs”) carryforwards, which consists of $26,949,000 of federal NOLs carryforwards that expire at various dates from fiscal years 2009 through 2023. At March 31, 2007, we maintained a valuation allowance of $352,000 relating to federal research and development tax credits which expire in fiscal 2008. In evaluating our ability to recover our deferred tax assets, in full or in part, we consider all available positive and negative evidence including our past operating results and our forecasts of future taxable income and utilization of research and development tax credits. Statutory limitations and short expiration periods represented sufficient negative evidence to require a valuation allowance. We will continue to evaluate our deferred tax assets in the future to determine whether a deferred tax asset valuation allowance is required at some future point.
Share-Based Compensation Expense. On April 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value provisions of SFAS No. 123(R), we recognize share-based compensation expense, net of an estimated forfeiture rate, for those shares expected to vest over the requisite service period of the award to employees and directors. Prior to April 1, 2006, we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and other related guidance and therefore, no employee compensation cost had been recognized for share-based awards in financial statements prior to fiscal 2007 because we issued stock options with an exercise price equal to the market value at the date of grant.

We use the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006. Determining the appropriate fair value model and calculating the fair value of share-based awards requires highly subjective assumptions, as described below.
•	Risk-free interest rate: The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•	Expected stock price volatility: We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock over a term of one year.

•	Expected term: We estimate the expected term of stock options granted based on historical exercise patterns, which we believe are representative of future behavior.

•	Expected dividends.
For restricted stock units, the assumptions to calculate compensation expense is based on the fair value of the Company’s stock at the grant date. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.
As required by SFAS No. 123(R), employee share-based compensation expense recognized is calculated based on the awards expected to vest and reduced for estimated forfeitures. The forfeiture rate is estimated based on historical data of our share-based awards that are granted, exercised and cancelled and upon historical experience of employee turnover, and compensation expense is adjusted for actual results. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in share-based compensation expense from period to period. To the extent we revise our estimate of the forfeiture rate in the future, our share-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters.
The adoption of SFAS No. 123(R) had a material impact on our earnings per share and on our financial statements for fiscal 2007, and we expect that it will materially impact our financial statements in the foreseeable future. The impact of the adoption of SFAS No. 123(R) on our financial results is disclosed in Note 10 “Share-Based Compensation” in the Notes to Financial Statement in this Annual Report on Form 10-K.
RESULTS OF OPERATIONS
Total Revenues
Abaxis currently operates in one segment, the development, manufacturing, marketing and sales of portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurement requirements. We summarize revenues by the following three categories: (i) geographic region based on customer location; (ii) product category; and (iii) customer group.

Revenues by Geographic Region and by Product Category. Revenues by geographic region based on customer location and revenues by product category during fiscal 2007, 2006 and 2005 were as follows:

	Year Ended March 31,			Change 2006 to 2007		Change 2005 to 2006
				Increase/	%	Increase/	%
Revenues by Geographic Region	2007	2006	2005	(Decrease)	Change	(Decrease)	Change

North America	$72,015,000	$58,747,000	$45,059,000	$13,268,000	23%	$13,688,000	30%
Percentage of total revenues	84%	85%	86%
Europe	10,370,000	7,354,000	5,915,000	3,016,000	41%	1,439,000	24%
Percentage of total revenues	12%	11%	11%
Asia Pacific and rest of the world	3,836,000	2,827,000	1,784,000	1,009,000	36%	1,043,000	58%
Percentage of total revenues	4%	4%	3%

Total revenues	$86,221,000	$68,928,000	$52,758,000	$17,293,000	25%	$16,170,000	31%

	Year Ended March 31,			Change 2006 to 2007		Change 2005 to 2006
				Increase/	%	Increase/	%
Revenues by Product Category	2007	2006	2005	(Decrease)	Change	(Decrease)	Change

Instruments	$28,899,000	$21,864,000	$17,203,000	$7,035,000	32%	$4,661,000	27%
Percentage of total revenues	34%	32%	33%
Reagent discs and kits	50,741,000	41,606,000	32,921,000	9,135,000	22%	8,685,000	26%
Percentage of total revenues	59%	60%	62%
Other	4,775,000	4,086,000	2,340,000	689,000	17%	1,746,000	75%
Percentage of total revenues	5%	6%	4%

Product sales, net	84,415,000	67,556,000	52,464,000	16,859,000	25%	15,092,000	29%
Percentage of total revenues	98%	98%	99%
Development and licensing revenue	1,806,000	1,372,000	294,000	434,000	32%	1,078,000	367%
Percentage of total revenues	2%	2%	1%

Total revenues	$86,221,000	$68,928,000	$52,758,000	$17,293,000	25%	$16,170,000	31%

Fiscal 2007 Compared with Fiscal 2006
North America. In fiscal 2007, total revenues in North America increased 23%, or $13,268,000, as compared to fiscal 2006. Components of the change in North America were as follows:
Instruments. In fiscal 2007, total revenues from instruments sold in North America increased 30%, or $5,265,000, as compared to fiscal 2006. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) increased 66%, or $2,294,000, partially due to marketing programs with two of our national distributors, offset by a decrease in the average selling price of Piccolo chemistry analyzers in North America (excluding the U.S. government). Sales of our Piccolo chemistry analyzers to the U.S. government decreased 16%, or $144,000, primarily due to a decrease in the U.S. Military’s needs for our products in the second quarter of fiscal 2007, which were not predictable.
(ii) Sales of our VetScan chemistry analyzers in North America increased 29%, or $2,171,000, due primarily to (a) an increase in sales personnel to promote our products and (b) an increase in the average selling price. Sales of our hematology systems in North America increased 16%, or $944,000, attributed primarily to a slower market acceptance of the hematology systems in the prior period.
Reagent discs and kits. In fiscal 2007, total revenues from reagent discs and kits sold in North America increased 19%, or $6,926,000, as compared to fiscal 2006. The primary factors of the change were as follows:
(i) Medical reagent discs sales in North America (excluding the U.S. government) increased 89%, or $2,894,000, due to the expanded installed base of our Piccolo chemistry analyzers. Medical reagent discs sold to the U.S. government increased 23%, or $423,000, due to an increase in the U.S. Military’s needs for our products during the first and third quarters of fiscal 2007, which were not predictable.
(ii) Veterinary reagent discs sales in North America increased 9%, or $2,641,000, partially due to the expanded installed base of our VetScan chemistry analyzers, offset by a realignment of inventory in the distribution channel primarily during the six months ended September 30, 2006. Sales of hematology reagent kits in North America increased 43%, or $968,000, due to the expanded installed base of our hematology systems.
Other products. In fiscal 2007, total revenues from other products sold in North America increased 16%, or $643,000, as compared to fiscal 2006. The increase was due primarily to an increase in demand from Becton, Dickinson and Company for products using the Orbos Discrete Lyophilization Process (“Orbos Process”), which is based on seasonal demands, partially offset by an increase in maintenance contracts offered to customers from time to time as part of incentives in the form of free goods in connection with the sale of our products.
Development and licensing. In fiscal 2007, total revenues from development and licensing in North America increased 32%, or $434,000, as compared to fiscal 2006. The increase from development and licensing revenue is primarily due to our licensed agreements related to our proprietary technology, the Orbos Process, to Cepheid.
Significant concentration. One distributor in the United States, DVM Resources, accounted for 15% of our total worldwide revenues during fiscal 2007.
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
Europe. In fiscal 2007, total revenues in Europe increased 41%, or $3,016,000, as compared to fiscal 2006. Components of the change in Europe were as follows:
Instruments. In fiscal 2007, total revenues from instruments sold in Europe increased 40%, or $1,139,000, as compared to fiscal 2006. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers in Europe increased 121%, or $424,000, primarily due to (a) the fluctuation of the sales cycle of our Piccolo chemistry analyzers and (b) an increase in demand from distributors.
(ii) Sales of our VetScan chemistry analyzers in Europe increased 33%, or $702,000. The increase was partially offset by a decrease in sales in the second quarter of fiscal 2007 due to manufacturing issues associated with the introduction of the new VetScan VS2 product line. Sales of our hematology systems in Europe increased 4%, or $13,000.
Reagent discs and kits. In fiscal 2007, total revenues from reagent discs and kits sold in Europe increased 41%, or $1,848,000, as compared to fiscal 2006. The primary factors of the change were as follows:
(i) Medical reagent discs sales in Europe increased 127%, or $445,000, due to the expanded installed base of our Piccolo chemistry analyzers.
(ii) Veterinary reagent discs sales in Europe increased 33%, or $1,320,000, due to the expanded installed base of our VetScan chemistry analyzers. Sales of hematology reagent kits in Europe increased 69%, or $83,000.
Other products. In fiscal 2007, total revenues from other products sold in Europe increased 138%, or $29,000, as compared to fiscal 2006.
Asia Pacific and rest of the world. In fiscal 2007, total revenues in Asia Pacific and rest of the world increased 36%, or $1,009,000, as compared to fiscal 2006. Components of the change in Asia Pacific and rest of the world were as follows:
Instruments. In fiscal 2007, total revenues from instruments sold in Asia Pacific and rest of the world increased 50%, or $631,000, as compared to fiscal 2006. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers in Asia Pacific and rest of the world were substantially the same as in the prior year.
(ii) Sales of our VetScan chemistry analyzers in Asia Pacific and rest of the world increased 146%, or $725,000, due primarily to increased sales by our distribution partner in Japan. In the second quarter of fiscal 2006, our distributor in Japan received clearance from the Japanese regulatory agency to import and market our Piccolo and VetScan chemistry analyzers. Sales of our hematology systems in Asia Pacific and rest of the world decreased 14%, or $94,000.
Reagent discs and kits. In fiscal 2007, total revenues from reagent discs and kits sold in Asia Pacific and rest of the world increased 23%, or $361,000, as compared to fiscal 2006. The primary factors of the change were as follows:
(i) Medical reagent discs sales in Asia Pacific and rest of the world decreased 9%, or $10,000.

(ii) Veterinary reagent discs sales in Asia Pacific and rest of the world increased 22%, or $287,000, due to the expanded installed base of our VetScan chemistry analyzers. Sales of hematology reagent kits in Asia Pacific and rest of the world increased 67%, or $84,000.
Other products. In fiscal 2007, total revenues from other products sold in Asia Pacific and rest of the world increased 142%, or $17,000, as compared to fiscal 2006.
Fiscal 2006 Compared with Fiscal 2005
North America. In fiscal 2006, total revenues in North America increased 30%, or $13,688,000, as compared to fiscal 2005. Components of the change in North America were as follows:
Instruments. In fiscal 2006, total revenues from instruments sold in North America increased 24%, or $3,423,000, as compared to fiscal 2005. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) increased 139%, or $2,012,000, due to increased sales to two national distributors. Sales of our Piccolo chemistry analyzers to the U.S. government decreased 36%, or $526,000, primarily due to a decrease in the U.S. Military’s needs for our products, which were not predictable.
(ii) Sales of our VetScan chemistry analyzers in North America increased 25%, or $1,458,000. Sales of our hematology systems in North America increased 9%, or $479,000. The increases were attributed to marketing promotions in the first and third quarters of fiscal 2006 and an increase in sales personnel in fiscal 2006 to promote our products.
Reagent discs and kits. In fiscal 2006, total revenues from reagent discs and kits sold in North America increased 26%, or $7,430,000, as compared to fiscal 2005. The primary factors of the change were as follows:
(i) Medical reagent discs sales in North America (excluding the U.S. government) increased 89%, or $1,532,000, due to the expanded installed base of our Piccolo chemistry analyzers. Medical reagent discs sold to the U.S. government decreased 13%, or $288,000, due to a decrease in the U.S. Military’s needs for our products, which were not predictable.
(ii) Veterinary reagent discs sales in North America increased 31%, or $6,597,000, due to both a higher consumption rate of institutional users and to the expanded installed base of our VetScan systems. Hematology reagent kits decreased 15% or $411,000, due to a decrease in the installed base of our VetScan HMTs.
Other products. In fiscal 2006, total revenues from other products sold in North America increased 77%, or $1,757,000, as compared to fiscal 2005. The change was due primarily to (a) an increase in revenue from our supply contract with Becton, Dickinson and Company, which is based on seasonal demands and (b) an increase in revenue from the maintenance contracts offered to customers from time to time as part of incentives in the form of free goods in connection with the sale of our products.
Development and licensing. In fiscal 2006, total revenues from development and licensing in North America increased 367%, or $1,078,000, as compared to fiscal 2005. The increase in development and licensing revenue is based on entering into agreements to license the Orbos process to bioMerieux and Cepheid in fiscal 2006.
Significant concentration. Two distributors, Henry Schein, Inc. and DVM Resources, accounted for 17% and 13%, respectively, of our total worldwide revenues for fiscal 2006.
Europe. In fiscal 2006, total revenues in Europe increased 24%, or $1,439,000, as compared to fiscal 2005. Components of the change in Europe were as follows:
Instruments. In fiscal 2006, total revenues from instruments sold in Europe increased 22%, or $503,000, as compared to fiscal 2005. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers in Europe decreased 37%, or $204,000, primarily due to slow sales in the medical market.
(ii) Sales of our VetScan chemistry analyzers in Europe increased 34%, or $542,000. Sales of our hematology systems in Europe increased 95%, or $165,000. The increases were primarily due to sales to distributors, resulting from an increasing awareness of our products in Europe.

Reagent discs and kits. In fiscal 2006, total revenues from reagent discs and kits sold in Europe increased 26%, or $937,000, as compared to fiscal 2005. The primary factors of the change were as follows:
(i) Medical reagent discs sales in Europe increased 4%, or $12,000.
(ii) Veterinary reagent discs sales in Europe increased 32%, or $989,000, due to the expanded installed base of our VetScan chemistry analyzers. Sales of hematology reagent kits in Europe decreased 35%, or $64,000.
Other products. In fiscal 2006, total revenues from other products sold in Europe decreased 5%, or $1,000, as compared to fiscal 2005.
Asia Pacific and rest of the world. In fiscal 2006, total revenues in Asia Pacific and rest of the world increased 58%, or $1,043,000, as compared to fiscal 2005. Components of the change in Asia Pacific and rest of the world were as follows:
Instruments. In fiscal 2006, total revenues from instruments sold in Asia Pacific and rest of the world increased 137%, or $735,000, as compared to fiscal 2005. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers in Asia Pacific and rest of the world increased 57%, or $29,000.
(ii) Sales of our VetScan chemistry analyzers in Asia Pacific and rest of the world increased 77%, or $216,000. Sales of our hematology systems in Asia Pacific and rest of the world increased 241%, or $490,000. These increases were due primarily to our distribution partner in Japan receiving clearance in fiscal 2006 from the Japanese regulatory agency to import and market our Piccolo and VetScan systems.
Reagent discs and kits. In fiscal 2006, total revenues from reagent discs and kits sold in Asia Pacific and rest of the world increased 26%, or $318,000, as compared to fiscal 2005. The primary factors of the change were as follows:
(i) Medical reagent discs sales in Asia Pacific and rest of the world increased 50%, or $38,000.
(ii) Veterinary reagent discs sales in Asia Pacific and rest of the world increased 21%, or $226,000, due to the expanded installed base of our VetScan chemistry analyzers. Sales of hematology reagent kits in Asia Pacific and rest of the world increased 76%, or $54,000.
Other products. In fiscal 2006, total revenues from other products sold in Asia Pacific and rest of the world decreased 45%, or $10,000, as compared fiscal 2005.
Revenues by Customer Group - Revenues by customer group for fiscal 2007, 2006 and 2005 were summarized as follows:

	Year Ended March 31,			Change 2006 to 2007		Change 2005 to 2006
				Increase/	%	Increase/	%
	2007	2006	2005	(Decrease)	Change	(Decrease)	Change

Medical Market	$17,455,000	$10,888,000	$8,095,000	$6,567,000	60%	$2,793,000	35%
Percentage of total revenues	20%	16%	15%
Veterinary Market	63,851,000	53,841,000	42,806,000	10,010,000	19%	11,035,000	26%
Percentage of total revenues	74%	78%	81%
Other	4,915,000	4,199,000	1,857,000	716,000	17%	2,342,000	126%
Percentage of total revenues	6%	6%	4%

Total revenues	$86,221,000	$68,928,000	$52,758,000	$17,293,000	25%	$16,170,000	31%

Fiscal 2007 Compared with Fiscal 2006
Medical Market. In fiscal 2007, total revenues in the medical market increased 60%, or $6,567,000, as compared to fiscal 2006. Components of the change were as follows:
Instruments. Total revenues from our Piccolo chemistry analyzers increased 53%, or $2,574,000, in fiscal 2007, as compared to fiscal 2006. We sold a total of 644 Piccolo chemistry analyzers in fiscal 2007, as compared to 391 Piccolo chemistry analyzers sold in fiscal 2006. The change in revenue was attributed to (a) an increase in North America (excluding the U.S. government) of 66%, or $2,294,000, due to marketing programs with two of our national distributors; (b) an increase in Europe of 121%, or $424,000; partially offset by (c) a decrease in the average selling price of Piccolo chemistry analyzers in North America (excluding the U.S. government); and (d) a decrease in Piccolo chemistry analyzers sold to the U.S. government of 16%, or $144,000, primarily due to a decrease in the U.S. Military’s needs for our products in the second quarter of fiscal 2007, which were not predictable.

Reagent discs and kits. Total revenues from reagent discs sold in the medical market increased 67%, or $3,752,000, in fiscal 2007, as compared to fiscal 2006. We sold 1,024,000 reagent discs in fiscal 2007, as compared to 575,000 reagent discs sold in fiscal 2006. The change in revenues was attributed to (a) an increase in North America (excluding the U.S. government) of 89%, or $2,894,000, due to the expanded installed base of our Piccolo chemistry analyzers; (b) an increase in reagent discs sold to the U.S. government of 23%, or $423,000, due to an increase in the U.S. Military’s needs for our products during the first and third quarters of fiscal 2007, which were not predictable; and (c) an increase in Europe of 127%, or $445,000, due to the expanded installed base of our Piccolo chemistry analyzers. The net increase was partially offset by a decrease in Asia Pacific and rest of the world of 9%, or $10,000.
Veterinary Market. In fiscal 2007, total revenues in the veterinary market increased 19%, or $10,010,000, as compared to fiscal 2006. Components of the change were as follows:
Instruments. We sold a total of 2,485 VetScan chemistry analyzers and hematology systems in fiscal 2007, as compared to 2,131 veterinary instruments sold in fiscal 2006.
(i) Sales of our VetScan chemistry analyzers increased 36%, or $3,598,000, comprising of an increase in North America of 29%, or $2,171,000, an increase in Europe of 33%, or $702,000, and an increase in Asia Pacific and rest of the world of 146%, or $725,000. The increase in VetScan chemistry analyzers was attributed primarily to the worldwide release of the VetScan VS2 system.
(ii) Sales of our hematology systems increased 12%, or $863,000, comprising of an increase in North America of 16%, or $944,000, an increase in Europe of 4%, or $13,000, partially offset by a decrease in Asia Pacific and rest of the world of 14%, or $94,000. The net increase was attributed primarily to a slower market acceptance of the hematology systems in the prior period in North America.
Reagent discs and kits. Total revenues from reagent discs and kits sold in the veterinary market increased 15%, or $5,383,000, in fiscal 2007, as compared to fiscal 2006.
(i) We sold 3,093,000 reagent discs in fiscal 2007, as compared to 2,819,000 reagent discs sold in fiscal 2006. The increase in revenue from reagent discs was attributed to the following: (a) an increase in North America of 9%, or $2,641,000, partially due to the expanded installed base of our VetScan chemistry analyzers, offset by a realignment of inventory in the distribution channel primarily during the six months ended September 30, 2006; (b) an increase in Europe of 33%, or $1,320,000, due to the expanded installed base of our VetScan chemistry analyzers; and (c) an increase in Asia Pacific and rest of the world of 22%, or $287,000, due to the expanded installed base of our VetScan chemistry analyzers.
(ii) We sold 17,000 hematology reagent kits in fiscal 2007, as compared to 12,000 hematology reagent kits in fiscal 2006. The unit increase of hematology reagent kits sold was due to the expanded installed base of our hematology systems.
Other. In fiscal 2007, total revenues from other customer groups increased 17%, or $716,000, as compared to fiscal 2006. The increase was due to (a) an increase in demand from Becton, Dickinson and Company for products using the Orbos process, which is based on seasonal demands, and (b) an increase in development and licensing revenue, partially offset by (c) an increase in maintenance contracts offered to customers from time to time as part of incentives in the form of free goods in connection with the sale of our products.
Fiscal 2006 Compared with Fiscal 2005
Medical Market. In fiscal 2006, total revenues in the medical market increased 35%, or $2,793,000, as compared to fiscal 2005. Components of the change were as follows:
Instruments. Total revenues from our Piccolo chemistry analyzers increased 37%, or $1,311,000, in fiscal 2006, as compared to fiscal 2005. We sold a total of 391 Piccolo chemistry analyzers in fiscal 2006, as compared to 293 Piccolo chemistry analyzers sold in fiscal 2005. The change in revenue was primarily attributed to an increase of Piccolo chemistry analyzers sold in North America (excluding the U.S. government) of 139%, or $2,012,000, due to sales to two national distributors in fiscal 2006, whereas in fiscal 2005 we primarily sold directly to customers. In the third quarter of fiscal 2006, we entered into a formal distribution agreement with PSS World Medical, Inc. to sell and market our Piccolo products. Additionally, Piccolo chemistry analyzers sold in Asia Pacific and rest of the world increased 57%, or $29,000. The net increase was partially offset by (a) a decrease of Piccolo chemistry analyzers sold to the U.S. government of 36%, or $526,000, which is based on the U.S. Military’s needs for our products, which were not predictable and (b) a decrease in Europe of 37%, or $204,000, due to slow sales in the medical market in fiscal 2006.

Reagent discs and kits. Total revenues from reagent discs sold in the medical market increased 30%, or $1,294,000, in fiscal 2006, as compared to fiscal 2005. We sold 575,000 reagent discs in fiscal 2006, as compared to 404,000 reagent discs sold in fiscal 2005. The change in revenues was attributed to (a) an increase in North America (excluding the U.S. government) of 89%, or $1,532,000, due to the expanded installed base of our Piccolo chemistry analyzers; (b) an increase in Europe of 4%, or $12,000; and (c) an increase in Asia Pacific and rest of the world of 50%, or $38,000. The net increase was partially offset by a decrease of reagent discs sold to the U.S. government of 13%, or $288,000, due to a decrease in the U.S. Military’s needs for our products, which were not predictable.
Veterinary Market. In fiscal 2006, total revenues in the veterinary market increased 26%, or $11,035,000, as compared to fiscal 2005. Components of the change were as follows:
Instruments. We sold a total of 2,131 VetScan chemistry analyzers and hematology systems in fiscal 2006, as compared to 1,681 veterinary instruments sold in fiscal 2005. Sales of our VetScan chemistry analyzers and hematology systems increased 24%, or $3,350,000, comprising of the following:
(i) Sales of our VetScan chemistry analyzers and hematology systems increased in North America of 17%, or $1,937,000, due to marketing promotions during the first and third quarters of fiscal 2006 and an increase in sales personnel to promote our products.
(ii) Sales of our VetScan chemistry analyzers and hematology systems increased in Europe of 40%, or $707,000, due to an increase in sales to distributors, resulting from an increasing awareness of our products in Europe.
(iii) Sales of our VetScan chemistry analyzers and hematology systems increased in Asia Pacific and rest of the world of 146%, or $706,000, primarily due to increased sales to one distributor in Japan. In September 2005, our distribution partner in Japan received clearance from the Japanese regulatory agency to import and market our complete line of medical reagent discs, the Piccolo system, as well as all veterinary reagent discs, the VetScan system, with the exception of those products containing the Bile Acid assay.
Reagent discs and kits. Total revenues from reagent discs and kits sold in the veterinary market increased 26%, or $7,391,000, in fiscal 2006, as compared to fiscal 2005.
(i) We sold 2,819,000 reagent discs in fiscal 2006, as compared to 2,253,000 reagent discs sold in fiscal 2005. The unit increase in reagent discs sold was due to a higher consumption rate of users and to the expanded installed base of our instruments. The increase in revenue from reagent discs was attributed to (a) an increase in North America of 31%, or $6,597,000; (b) an increase in Europe of 32%, or $989,000; and (c) an increase in Asia Pacific and rest of the world of 21%, or $226,000. The increases were due to the expanded installed base of our VetScan chemistry analyzers.
(ii) We sold 12,000 hematology reagent kits in fiscal 2006, as compared to 14,000 hematology reagent kits sold in fiscal 2005. The unit decrease in sales of hematology reagent kits was due to a decrease in the installed base of our VetScan HMTs.
Other. In fiscal 2006, total revenues from other customer groups increased 126%, or $2,342,000, as compared to fiscal 2005. The increase was due to (a) an increase in revenue from our supply contract with Becton, Dickinson and Company for products using the Orbos Process, which is based on seasonal demands; (b) an increase in revenue related to maintenance contracts offered to customers from time to time as part of incentives in the form of free goods in connection with the sale of our products; and (c) an increase in development and licensing revenue. Development and licensing increased 367%, or $1,078,000, primarily due to entering into agreements to license the Orbos process to bioMerieux and Cepheid in fiscal 2006.
Cost of Revenues
The following sets forth, our cost of revenues for fiscal 2007, 2006 and 2005:

	Year Ended March 31,			Change 2006 to 2007		Change 2005 to 2006
				Increase/	%	Increase/	%
	2007	2006	2005	(Decrease)	Change	(Decrease)	Change

Cost of revenues	$39,362,000	$30,075,000	$24,811,000	$9,287,000	31%	$5,264,000	21%
Percentage of total revenues	46%	44%	47%

Cost of revenues includes the costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments, reagent discs and hematology reagent kits and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.
Fiscal 2007 Compared with Fiscal 2006
The increase in cost of revenues in absolute dollars in fiscal 2007, as compared to fiscal 2006, was due primarily to the following: (a) an increase in the sales volume of instruments and reagent discs and hematology reagent kits, (b) an increase in costs associated with manufacturing the VetScan VS2 and Piccolo xpress and (c) an increase in exchange rate fluctuations. As a percentage of total revenues, cost of revenues increased in fiscal 2007, as compared to fiscal 2006, primarily due to costs associated with manufacturing the VetScan VS2 and Piccolo xpress.
Fiscal 2006 Compared with Fiscal 2005
The increase in cost of revenues in absolute dollars in fiscal 2006, as compared to fiscal 2005, was due to an increase in the sales volume of instruments and reagent discs. As a percentage of total revenues, cost of revenues decreased in fiscal 2006, as compared to fiscal 2005, due to the following: (a) lower unit costs of hematology reagents and lower unit costs of manufacturing reagent discs from improved manufacturing processes and absorption of fixed costs of our facilities, (b) an increase in revenue from our supply contract with Becton, Dickinson and Company for products using the Orbos Process and (c) an increase in development and licensing revenue.
Operating Expenses
Research and Development
The following sets forth, our research and development expenses for fiscal 2007, 2006 and 2005:

	Year Ended March 31,			Change 2006 to 2007		Change 2005 to 2006
				Increase/	%	Increase/	%
	2007	2006	2005	(Decrease)	Change	(Decrease)	Change

Research and development	$6,180,000	$6,127,000	$5,150,000	$53,000	1%	$977,000	19%
Percentage of total revenues	7%	9%	10%
Research and development expenses consist of salaries and benefits, consulting expenses and materials and related expenses associated with the development of new tests and test methods, product improvements and enhancement of existing products and clinical trials.
Fiscal 2007 Compared with Fiscal 2006
Research and development expenses in fiscal 2007 increased by 1%, or $53,000, as compared to fiscal 2006. Research and development expenses in fiscal 2007 related primarily to new product development in both the medical and veterinary markets. The investments in research and development were attributed primarily to projects including clinical trials, developing new immunoassay tests and preparation of submission for CLIA waived status on new test methods. Share-based compensation expense incurred in connection with our adoption of SFAS No. 123(R) in fiscal 2007 was $117,000.
We anticipate the dollar amount of research and development expenses to increase in fiscal 2008 from fiscal 2007 but remain consistent as a percentage of total revenues, as we complete new products for both the medical and veterinary markets. There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful.
Fiscal 2006 Compared with Fiscal 2005
The increase in research and development expenses in fiscal 2006, as compared to fiscal 2005, related to new product development in both the medical and veterinary markets. The higher investments in research and development primarily resulted in the completion of the VetScan VS2 and the Piccolo xpress, which we began marketing in April 2006 and October 2006, respectively. Other projects included Equine Profile with Electrolytes, Renal Panel with Magnesium, C-reactive protein method, CK-MB method and preparation of submission for CLIA waived status on ALB, ALP, AMY, GGT, TBIL and TP methods.

Sales and Marketing
The following sets forth, our sales and marketing expenses for fiscal 2007, 2006 and 2005:

	Year Ended March 31,			Change 2006 to 2007		Change 2005 to 2006
				Increase/	%	Increase/	%
	2007	2006	2005	(Decrease)	Change	(Decrease)	Change

Sales and marketing expenses	$20,569,000	$16,219,000	$10,820,000	$4,350,000	27%	$5,399,000	50%
Percentage of total revenues	24%	24%	21%
Sales and marketing expenses consist of personnel costs, including salaries and benefits, commissions and travel related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, and services related to customer and technical support.
Fiscal 2007 Compared with Fiscal 2006
The increase in sales and marketing expenses in fiscal 2007, as compared to fiscal 2006, was primarily related to personnel-related costs resulting from an increase in headcount in sales and marketing, customer service and technical service, to support the growth in both our medical and veterinary markets. Share-based compensation expense incurred in connection with our adoption of SFAS No. 123(R) in fiscal 2007 was $292,000. Our headcount in sales and marketing (including customer support) increased to 103 employees at March 31, 2007 from 84 employees at March 31, 2006.
Fiscal 2006 Compared with Fiscal 2005
The increase in sales and marketing expenses in fiscal 2006, as compared to fiscal 2005, was primarily in (a) personnel-related costs resulting from an increase in headcount in sales and marketing, customer service and technical service and (b) sales and marketing activities to support the growth in both our medical and veterinary markets. Our headcount in sales and marketing including customer support increased to 84 employees at March 31, 2006 from 55 employees at March 31, 2005.
General and Administrative Expense
The following sets forth, our general and administrative expenses for fiscal 2007, 2006 and 2005:

	Year Ended March 31,			Change 2006 to 2007		Change 2005 to 2006
				Increase/	%	Increase/	%
	2007	2006	2005	(Decrease)	Change	(Decrease)	Change

General and administrative expenses	$5,735,000	$5,775,000	$4,881,000	$(40,000)	(1)%	$894,000	18%
Percentage of total revenues	7%	8%	9%
General and administrative expenses consist of personnel costs and expenses for outside professional services related to general corporate functions, including accounting, human resources and legal.
Fiscal 2007 Compared with Fiscal 2006
The decrease in general and administrative expenses in fiscal 2007, as compared to fiscal 2006, was primarily related to a decrease in professional services, partially offset by share-based compensation expense incurred in connection with our adoption of SFAS No. 123(R) in fiscal 2007 of $318,000.
Fiscal 2006 Compared with Fiscal 2005
The increase in general and administrative expenses in fiscal 2006, as compared to fiscal 2005, was primarily related to (a) an increase in professional services and (b) achieving financial goals in our management incentive plan.
Interest and Other Income (Expense), Net
The following table sets forth our interest and other income (expense), net for fiscal 2007, 2006 and 2005:

	Year Ended March 31,			Change 2006 to 2007		Change 2005 to 2006
				Increase/	%	Increase/	%
	2007	2006	2005	(Decrease)	Change	(Decrease)	Change

Interest and other income (expense), net	$1,774,000	$787,000	$269,000	$987,000	125%	$518,000	193%
Interest and other income (expense), net, consists primarily of interest earned on cash, cash equivalents and short-term investments.

Fiscal 2007 Compared with Fiscal 2006
The increase in interest and other income (expense), net, in fiscal 2007, as compared to fiscal 2006, was due primarily to higher average invested balances and interest income related to corporate debt securities and auction rate securities in fiscal 2007.
Fiscal 2006 Compared with Fiscal 2005
The increase in interest and other income (expense), net, in fiscal 2006, as compared to fiscal 2005, was due primarily to higher average invested balances and realized gains on short-term investments in fiscal 2006.
Income Tax Provision
The following sets forth, our income tax provision for fiscal 2007, 2006 and 2005:

	Year Ended March 31,
	2007	2006	2005

Income tax provision	$6,076,000	$4,044,000	$2,514,000
Effective tax rate	38%	35%	34%
Fiscal 2007 Compared with Fiscal 2006
For fiscal 2007 and fiscal 2006, the income tax provisions were $6,076,000, based on an effective tax rate of 38%, and $4,044,000, based on an effective tax rate of 35%, respectively. Our effective tax rate of 38% in fiscal 2007, as compared to our effective tax rate of 35% in fiscal 2006, includes an increase in federal research and development tax credits, offset by non-deductible share-based compensation expense and a reduction in the extraterritorial income exclusion. In fiscal 2006, our effective tax rate was reduced by 2% related to tax benefits resulting primarily from an increase in federal and California research and development tax credits
Fiscal 2006 Compared with Fiscal 2005
For fiscal 2006 and fiscal 2005, the income tax provisions were $4,044,000, based on an effective tax rate of 35%, and $2,514,000, based on an effective tax rate of 34%, respectively. The effective tax rates in fiscal 2006 and fiscal 2005 were based on federal and state statutory rates, reduced by benefits from research and development credits and foreign sales activity.
We expect our effective tax rate will be approximately 39% for federal and various state tax jurisdictions in the near term.
LIQUIDITY AND CAPITAL RESOURCES
Total cash, cash equivalents and short-term investments at March 31, 2007, 2006 and 2005 were as follows:

	March 31,
	2007	2006	2005

Cash and cash equivalents	$10,183,000	$10,164,000	$5,776,000
Short-term investments	35,028,000	20,372,000	16,858,000

Total cash, cash equivalents and short-term investments	$45,211,000	$30,536,000	$22,634,000

Percentage of total assets	44%	37%	32%

Cash Flow Changes
Cash provided (used) in fiscal 2007, 2006 and 2005 were as follows:

	Year Ended March 31,
	2007	2006	2005

Cash provided by operating activities	$11,822,000	$8,768,000	$6,321,000
Cash (used in) investing activities	(17,701,000)	(5,702,000)	(11,344,000)
Cash provided by financing activities	5,898,000	1,322,000	1,475,000

Net increase (decrease) in cash and cash equivalents	$19,000	$4,388,000	$(3,548,000)

Operating Activities
During fiscal 2007, we generated $11,822,000 in cash from operating activities compared to $8,768,000 in fiscal 2006. The increase was primarily the result of net income of $10,073,000, adjusted for the effects of positive non-cash adjustments including depreciation and amortization of $2,685,000 and share-based compensation expense of $799,000 related to our adoption of SFAS No. 123(R); partially offset by a decrease of $569,000 related to excess tax benefits from share-based awards and a decrease in net deferred tax assets of $5,178,000.

Our net trade receivables increased by $2,291,000, primarily due to higher sales during the fourth quarter of fiscal 2007 as compared to the fourth quarter of fiscal 2006. Net inventories increased by $4,417,000, primarily due to new product introduction and transfers of demo and loaner equipment between inventory and property and equipment of $2,351,000. Prepaid expenses increased by $875,000, primarily due to deposits related to Diatron inventory purchases.
Current net deferred tax asset increased by $4,685,000, from $4,294,000 at March 31, 2006 to $8,979,000 as of March 31, 2007, primarily due to an increase in the expected utilization of federal net operating loss carryforwards and California research and development tax credit carryforwards in fiscal 2008. Non-current net deferred tax asset decreased by $9,813,000, from $12,125,000 at March 31, 2006 to $2,312,000 as of March 31, 2007, primarily as a result of the utilization of federal net operating loss carryforwards and California research and development tax credit carryforwards during fiscal 2007 and an increase in the expected utilization of federal net operating loss carryforwards and California research and development tax credit carryforwards in fiscal 2008.
Accounts payable increased by $1,891,000, primarily due to the timing and payment of services and inventory purchases. Other accrued liabilities increased by $464,000, primarily related to marketing programs. The current and long-term portion of warranty reserves increased by $102,000 and $273,000, respectively, based on the increase in instruments sold and estimated repair costs. Non-current deferred revenue increased by $306,000, as a result of maintenance contracts offered to customers as incentives.
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
Investing Activities
Net cash used in investing activities during fiscal 2007 totaled $17,701,000. This was attributed to our short-term investments and property and equipment, as described below:
Short-term Investments. Cash used to purchase short-term investments, consisting of corporate debt securities and auction rate securities, totaled $93,351,000 during fiscal 2007. Cash provided by the proceeds from the maturities of short-term investments totaled $78,570,000 during fiscal 2007.
Property and Equipment. Cash used to purchase property and equipment totaled $2,920,000, primarily to support (a) increased product demand, (b) new product introduction, (c) our goal of more efficient production lines and (d) improvements on our facilities. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.
Financing Activities
Net cash provided by financing activities during fiscal 2007 was $5,898,000, primarily consisting of cash proceeds from the exercise of stock options of $4,506,000 and warrants to purchase common stock of $823,000.

Contractual Obligations
As of March 31, 2007, our contractual obligations for the next five years were as follows:

	Payments Due by Period
		Due in Fiscal
	Total	2008	2009	2010	2011	2012	Thereafter

Operating leases	$4,346,000	$1,136,000	$1,166,000	$1,153,000	$882,000	$6,000	$3,000
Purchase commitments	4,109,000	4,109,000	—	—	—	—	—

Total contractual obligations	$8,455,000	$5,245,000	$1,166,000	$1,153,000	$882,000	$6,000	$3,000

Operating Leases. We lease our principal facility and certain office equipment under operating lease agreements, which expire on various dates through fiscal 2013.
Purchase Commitments. In November 2003, we entered into an original equipment manufacturing (“OEM”) agreement with Diatron Messtechnik GmbH (“Diatron”) of Austria to purchase Diatron hematology instruments. The Diatron hematology instruments are currently supplied by Diatron MI Kft. Under the terms of the OEM agreement, we became committed to purchase a minimum number of hematology instruments through fiscal 2009 from Diatron once the product was qualified for sale, which occurred in May 2004. In September 2006, the terms of the agreement, with respect to the purchase commitments, were revised. Under the amended OEM agreement, we are committed to purchase a minimum number of hematology instruments through fiscal 2008. At March 31, 2007, the outstanding commitment of $4,109,000, is due in fiscal 2008.
Line of Credit. We have a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000. The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 8.00% at March 31, 2007, and is payable monthly. Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for our facilities lease at March 31, 2007. At March 31, 2007, there was no amount outstanding under our line of credit. The weighted average interest rates on the line of credit during fiscal 2007 and 2006 were 7.91% and 6.43%, respectively.
The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. Included in these financial covenants, among other stipulations, is a requirement that we have a minimum net income of $25,000 before preferred stock dividends and accretion on preferred stock in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000. We are also required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ended September 30, 2006 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ended March 31, 2007. In addition, we are required to have a quick ratio, as defined, of not less than 2.00 to 1.00, cash flow coverage, as defined, of not less than 1.25 to 1.00, debt to net worth ratio, as defined, of not greater than 1.00 to 1.00 and to maintain a tangible effective net worth, as defined, of not less than $25,731,000. At March 31, 2007, we were in compliance with these covenants.
Borrowings under the line of credit are collateralized by our net book value of assets of $87.8 million at March 31, 2007, including our intellectual property.
Contingencies
We are from time to time involved in various litigation matters in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
RECENT ACCOUNTING PRONOUNCEMENTS
FIN 48
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective on April 1, 2007. We are currently evaluating the accounting and disclosure requirements of FIN 48 to determine the impact of FIN 48 on our financial position, cash flows and results of operations when we adopt FIN 48 at the beginning of fiscal 2008.
SFAS No. 157
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS No. 157 will be effective on April 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position, cash flows and results of operations.
SAB No. 108
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 was effective in our fiscal year ended March 31, 2007. The adoption of SAB No. 108 did not have a material effect on our financial position, cash flows and results of operations.
SFAS No. 159
In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Unrealized gains and losses on instruments for which the Fair Value Option has been elected are reported in earnings at each subsequent reporting period. SFAS No. 159 will be effective on April 1, 2008. We are currently studying the guidelines of SFAS No. 159 and have not yet determined the expected impact of the implementation of this pronouncement on our financial position, cash flows and results of operations.
Item 7A. Quantitative and Qualitative Disclosure About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes with respect to our short-term investments and line of credit.
We invest excess cash in cash equivalents and in various types of short-term investments. Our investment objective is to maximize yields without significantly increased risk. At March 31, 2007, our short-term investments totaled $35,028,000, and there were no unrealized gains. The short-term investments consisted of auction rate securities and corporate debt securities. Although auction rate securities may have maturities beyond one year, these securities were classified as short-term, based on their highly liquid nature and due to the frequency with which the interest rate is reset; accordingly we have the ability to quickly liquidate these securities. In addition, we have the ability to hold the corporate debt securities until maturity and therefore, we believe we have no material exposure to interest rate risk. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at March 31, 2007 indicated that such market movement would not have a material effect on our business, operating results or financial condition. We have not experienced any significant losses on our investment portfolio.
For our line of credit, which provides for borrowings of up to $2,000,000, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 8.00% at March 31, 2007. Consequently, an increase in the prime rate would expose us to higher interest expenses. A sensitivity analysis assuming a hypothetical 10% movement in the prime rate applied to our line of credit balance at March 31, 2007 indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no amount outstanding on our line of credit at March 31, 2007.
As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments. In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Foreign Currency Rate Fluctuations
We operate primarily in the United States and a majority of our revenue, cost of revenue, expense and capital purchasing activities for fiscal 2007 were transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations on the hematology instruments purchased from Diatron, which are denominated in Euros. Additionally, operations from our Germany sales office are reported and translated into U.S. dollars at the period-end exchange rates. Although there were no material effect on our business, operating results or financial condition related to foreign currency rate fluctuations during fiscal 2007, we cannot predict with certainty the effect of exchange rate fluctuations on our future operating results.

Item 8. Financial Statements and Supplementary Data
ABAXIS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Abaxis, Inc.
We have audited the accompanying balance sheets of Abaxis, Inc. as of March 31, 2007 and 2006 and the related statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a) 2, as of and for the years ended March 31, 2007 and 2006. These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Abaxis, Inc. as of March 31, 2007 and 2006 and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, as of and for the years ended March 31, 2007 and 2006, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Notes 1 and 10 to the financial statements, the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, as of April 1, 2006 applying the modified prospective method.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ Burr, Pilger & Mayer LLP
Palo Alto, California
June 13, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Abaxis, Inc.:
We have audited the accompanying statements of operations, stockholders’ equity and comprehensive income, and cash flows of Abaxis, Inc. (the “Company”) for the year ended March 31, 2005. Our audit also included the financial statement schedule for the year ended March 31, 2005 listed in the Index to this Annual Report on Form 10-K at Part IV Item 15 (a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
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
In our opinion, such financial statements present fairly, in all material respects, the results of operations and cash flows of Abaxis, Inc. for the year ended March 31, 2005 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
San Jose, California
June 13, 2005

ABAXIS, INC.
BALANCE SHEETS

	March 31,
	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$10,183,000	$10,164,000
Short-term investments	35,028,000	20,372,000
Trade receivables (net of allowances of $542,000 in 2007 and $343,000 in 2006)	16,929,000	14,638,000
Inventories, net	14,813,000	10,396,000
Prepaid expenses	1,321,000	446,000
Net deferred tax asset — current	8,979,000	4,294,000

Total current assets	87,253,000	60,310,000
Property and equipment, net	12,662,000	10,038,000
Intangible assets, net	450,000	525,000
Other assets	38,000	80,000
Net deferred tax asset — non-current	2,312,000	12,125,000

Total assets	$102,715,000	$83,078,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,505,000	$4,614,000
Accrued payroll and related expenses	3,830,000	3,890,000
Other accrued liabilities	1,169,000	705,000
Warranty reserve	315,000	213,000
Deferred revenue	917,000	939,000

Total current liabilities	12,736,000	10,361,000

Non-current liabilities:
Deferred rent	391,000	478,000
Deferred revenue	1,244,000	938,000
Warranty reserve	532,000	259,000
Other long-term liabilities	—	4,000

Total non-current liabilities	2,167,000	1,679,000

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value: authorized shares - 5,000,000; no shares issued and outstanding in 2007 and 2006	—	—
Common stock, no par value: authorized shares - 35,000,000; issued and outstanding shares - 21,207,000 in 2007 and 20,135,000 in 2006	103,282,000	96,506,000
Accumulated deficit	(15,470,000)	(25,543,000)
Accumulated other comprehensive income	—	75,000

Total shareholders’ equity	87,812,000	71,038,000

Total liabilities and shareholders’ equity	$102,715,000	$83,078,000

See accompanying Notes to Financial Statements.

ABAXIS, INC.
STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2007	2006	2005

Revenues	$86,221,000	$68,928,000	$52,758,000
Cost of revenues	39,362,000	30,075,000	24,811,000

Gross profit	46,859,000	38,853,000	27,947,000

Operating expenses:
Research and development	6,180,000	6,127,000	5,150,000
Sales and marketing	20,569,000	16,219,000	10,820,000
General and administrative	5,735,000	5,775,000	4,881,000

Total operating expenses	32,484,000	28,121,000	20,851,000

Income from operations	14,375,000	10,732,000	7,096,000
Interest and other income (expense), net	1,774,000	787,000	269,000

Income before income taxes	16,149,000	11,519,000	7,365,000
Income tax provision	6,076,000	4,044,000	2,514,000

Net income	$10,073,000	$7,475,000	$4,851,000

Net income per share:
Basic net income per share	$0.49	$0.37	$0.25

Diluted net income per share	$0.46	$0.35	$0.22

Shares used in the calculation of net income per share:
Weighted average common shares outstanding — basic	20,643,000	19,985,000	19,696,000

Weighted average common shares outstanding — diluted	21,846,000	21,492,000	21,662,000

See accompanying Notes to Financial Statements.

ABAXIS, INC.
STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
				Other	Total
	Common Stock		Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Deficit	Income	Equity	Income

Balances at March 31, 2004	19,520,000	$92,441,000	$(37,869,000)	$—	$54,572,000	$—
Stock option exercises	185,000	810,000	—	—	810,000	—
Issuance of common stock upon exercise of warrants	185,000	687,000	—	—	687,000	—
Common stock issued for dividends payable	2,000	28,000	—	—	28,000	—
Share-based compensation expense	—	40,000	—	—	40,000	—
Tax benefits from stock option exercises	—	608,000	—	—	608,000	—
Components of comprehensive income:
Net income	—	—	4,851,000	—	4,851,000	4,851,000
Change in unrealized gain on short-term investments, net of tax	—	—	—	71,000	71,000	71,000

Comprehensive income	—	—	—	—	—	4,922,000

Balances at March 31, 2005	19,892,000	94,614,000	(33,018,000)	71,000	61,667,000	—
Common stock issued for employee benefit plans	3,000	43,000	—	—	43,000	—
Stock option exercises	174,000	990,000	—	—	990,000	—
Issuance of common stock upon exercise of warrants	66,000	348,000	—	—	348,000	—
Share-based compensation expense adjustment	—	(12,000)	—	—	(12,000)	—
Tax benefits from stock option exercises	—	523,000	—	—	523,000	—
Components of comprehensive income:
Net income	—	—	7,475,000	—	7,475,000	7,475,000
Change in unrealized gain on short-term investments, net of tax	—	—	—	4,000	4,000	4,000

Comprehensive income	—	—	—	—	—	7,479,000

Balances at March 31, 2006	20,135,000	96,506,000	(25,543,000)	75,000	71,038,000	—
Common stock issued for employee benefit plans	3,000	66,000	—	—	66,000	—
Stock option exercises	931,000	4,506,000	—	—	4,506,000	—
Issuance of common stock upon exercise of warrants	138,000	823,000	—	—	823,000	—
Share-based compensation	—	812,000	—	—	812,000	—
Excess tax benefits from stock option exercises	—	569,000	—	—	569,000	—
Components of comprehensive income:
Net income	—	—	10,073,000	—	10,073,000	10,073,000
Change in unrealized gain on short-term investments, net of tax	—	—	—	(75,000)	(75,000)	(75,000)

Comprehensive income	—	—	—	—	—	$9,998,000

Balances at March 31, 2007	21,207,000	$103,282,000	$(15,470,000)	$—	$87,812,000

See accompanying Notes to Financial Statements.

ABAXIS, INC.
STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2007	2006	2005

Operating activities:
Net income	$10,073,000	$7,475,000	$4,851,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,685,000	2,136,000	1,896,000
Loss on disposal of property and equipment	37,000	7,000	14,000
Common stock issued for employee benefit plans	66,000	43,000	—
Share-based compensation expense	799,000	(12,000)	40,000
Tax benefits from stock option exercises	—	523,000	608,000
Excess tax benefits from share-based awards	(569,000)	—	—
Changes in assets and liabilities:
Trade receivables, net	(2,291,000)	(4,129,000)	(2,307,000)
Inventories, net	(6,755,000)	(3,081,000)	(2,614,000)
Prepaid expenses	(306,000)	(164,000)	102,000
Other assets	42,000	16,000	59,000
Net deferred tax assets	5,178,000	3,240,000	1,524,000
Accounts payable	1,891,000	764,000	1,211,000
Accrued payroll and related expenses	(60,000)	2,023,000	(986,000)
Other accrued liabilities	464,000	(123,000)	509,000
Warranty reserve	375,000	227,000	64,000
Deferred rent	(87,000)	16,000	53,000
Deferred revenue	284,000	(176,000)	1,315,000
Other long-term liabilities	(4,000)	(17,000)	(18,000)

Net cash provided by operating activities	11,822,000	8,768,000	6,321,000

Investing activities:
Purchases of available-for-sale investments	(67,483,000)	(58,359,000)	(16,787,000)
Purchases of held-to-maturity investments	(25,868,000)	—	—
Proceeds from maturities of available-for-sale investments	71,330,000	54,899,000	7,998,000
Proceeds from maturities of held-to-maturity investments	7,240,000	—	—
Purchases of property and equipment	(2,920,000)	(2,242,000)	(2,562,000)
Proceeds from disposal of property and equipment	—	—	7,000

Net cash used in investing activities	(17,701,000)	(5,702,000)	(11,344,000)

Financing activities:
Proceeds from the exercise of stock options	4,506,000	990,000	810,000
Proceeds from the exercise of warrants	823,000	348,000	687,000
Excess tax benefits from share-based awards	569,000	—	—
Repayment of capital lease obligations	—	(16,000)	(22,000)

Net cash provided by financing activities	5,898,000	1,322,000	1,475,000

Net increase (decrease) in cash and cash equivalents	19,000	4,388,000	(3,548,000)
Cash and cash equivalents at beginning of year	10,164,000	5,776,000	9,324,000

Cash and cash equivalents at end of year	$10,183,000	$10,164,000	$5,776,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$15,000	$17,000	$16,000

Cash paid for income taxes, net of refunds	$503,000	$552,000	$130,000

Supplemental disclosure of non-cash flow information:
Change in unrealized gains on short-term investments, net of tax	$(75,000)	$4,000	$71,000

Issuance of common stock for payment of dividends payable	$—	$—	$28,000

Transfers of equipment between inventory and property and equipment	$2,351,000	$1,049,000	$—

ABAXIS, INC.
NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2007, 2006 AND 2005
NOTE 1 DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business. Abaxis, Inc. (the “Company”), incorporated in California in 1989, develops, manufactures and markets portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurements. The Company currently operates in one segment.
Use of Estimates in Preparation of Financial Statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include allowance for doubtful accounts, sales and other allowances, inventory reserves, income taxes, a valuation allowance for deferred tax assets, share-based compensation and warranty reserves. Actual results may differ from these estimates.
Certain Significant Risks and Uncertainties. The Company is subject to certain risks and uncertainties and believes that changes in any of the following areas could have a material adverse effect on its future financial position or results of operations: continued Food and Drug Administration compliance or regulatory changes; uncertainty regarding health care reforms; fundamental changes in the technology underlying blood testing; the ability to develop new products that are accepted in the marketplace; competition, including, but not limited to, pricing and products or product features and services; litigation or other claims against the Company; the adequate and timely sourcing of inventories; and the hiring, training and retention of key employees.
Reclassification. Certain amounts in the fiscal years ended March 31, 2006 and 2005 financial statements have been reclassified to conform to the fiscal year ended March 31, 2007 presentation. These reclassifications did not result in any change in previously reported net income, total assets or shareholders’ equity.
Cash and Cash Equivalents. Cash equivalents consist of highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash.
Short-term Investments. The Company’s short-term investments are accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” as either available-for-sale or held-to-maturity. The investments primarily consist of auction rate securities and corporate debt securities. Short-term investments have maturities of one year or less from the date of purchase. Auction rate securities with maturities beyond one year may be classified as short-term, based on their highly liquid nature and due to the frequency with which the interest rate is reset. All other investments with maturity dates greater than one year are classified as non-current.
Short-term investments classified as available-for-sale are reported at fair value at the balance sheet date. Auction rate securities are recorded at amortized cost, which approximates fair market value due to their variable interest rates.
Short-term investments classified as held-to-maturity are reported at amortized cost at the balance sheet date because the Company has both the intent and ability to hold the investments until they mature.
Interest and realized gains and losses from short-term investments are included in interest income, computed using the specific identification cost method. Temporary differences between cost and fair value are presented as a separate component of accumulated other comprehensive income, net of any related tax effect, in shareholders’ equity.
Concentration of Credit Risk. Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, short-term investments and trade receivables.
Cash, cash equivalents and short-term investments are placed with high quality financial institutions and are regularly monitored by management.
The Company sells its products to distributors and direct customers located primarily in Europe, Japan and North America. The Company monitors the credit status of its distributors and direct customers on an ongoing basis and generally does not require its customers to provide collateral for purchases on credit. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company’s overall credit risk. At March 31, 2007, two distributors accounted for 19% and 10%, respectively, of trade receivables. At March 31, 2006, two distributors accounted for 30% and 17%, respectively, of trade receivables.
Allowance for Doubtful Accounts. The Company maintains an allowance for doubtful accounts based on management’s assessment of the collectibility of the amounts owed by its customers. The Company considers the following in determining the level of allowance required: the customer’s payment history, the age of the receivables, the credit quality of its customers, the general financial condition of its customer base and other factors that may affect customers’ ability to pay.
Inventories. Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market. Provisions for excess, obsolete and unusable inventories are made after management’s evaluation of future demand and market conditions.
Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives of the assets:

Asset Classification	Estimated Useful Life

Machinery and equipment	2-10 years
Furniture and fixtures	3-5 years
Computer equipment	2-3 years
Leasehold improvements	Shorter of estimated useful life or lease term, including any lease term extensions that the Company has the right and intention to execute
Construction in progress primarily consists of purchased material used in the development of production lines. No interest was capitalized on constructed assets during fiscal 2007 and 2006.
Long-Lived Assets. The carrying value of the Company’s long-lived assets is reviewed for impairment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company looks to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value. The Company recognized no long-lived asset impairment charges in fiscal 2007, 2006 or 2005.
Intangible Assets. Intangible assets, consisting of patents, are amortized using the straight-line method over the estimated useful life of ten years.
Fair Value of Financial Instruments. Financial instruments include cash, cash equivalents, short-term investments, trade receivables, accounts payable and certain other accrued liabilities. These financial instruments are valued at their carrying value, which approximates fair value due to their short maturities.
Revenue Recognition and Deferred Revenue. Revenue from product sales, net of estimated sales allowances and rebates, is recognized when the following four criteria are met:
•	Evidence of an arrangement exists: Persuasive evidence of an arrangement with a customer that reflects the terms and conditions to deliver products must exist in order to recognize revenue.

•	Upon shipment of the products to the customer: Delivery is considered to occur at the time of shipment of products to a distributor or direct customer, as title and risk of loss have been transferred to the distributor or direct customer on delivery to the common carrier. Rights of return are not provided.

•	Fixed or determinable sales price: When the sales price is fixed or determinable that amount is recognized as revenue.

•	Collection is reasonably assured: Collection is deemed probable if a customer is expected to be able to pay amounts under the arrangement as those amounts become due. Revenue is recognized when the resulting receivable is reasonably assured.

The Company periodically offers programs at which customers can purchase and return instruments within a specified period. As of March 31, 2007 and 2006, the programs have ended and accordingly, no related allowance for returns was recorded.
The Company provides incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of its instruments. Revenue from such sales is allocated separately to the instruments and incentives based on the relative fair value of each element. Revenue allocated to incentives is deferred until the goods are shipped to the customer or recognized ratably over the life of the maintenance contract.
The Company periodically offers trade-in programs to customers for trading in an existing instrument to purchase a new instrument and we will either provide incentives in the form of free goods or reduce the sales price of the instrument. These incentives are recorded according to the policies described above.
Revenue associated with extended maintenance agreements are recognized ratably over the life of the contract. Amounts collected in advance of revenue recognition are recorded as a current or non-current liability based on the time from the balance sheet date to the future date of revenue recognition.
Distributor and Customer Rebates. The Company periodically offers distributor pricing rebates to distributors upon meeting the sales volume requirements during a qualifying period. The distributor pricing rebate is recorded as a reduction to gross revenue during the qualifying period. The Company also periodically offers cash rebates to customers who purchase specific instruments during a promotional period. The cash rebate is recorded as a reduction to gross revenue.
Shipping and Handling. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” amounts billed to a customer in a sale transaction related to shipping and handling are classified as revenue. Additionally, the cost of shipping products to customers is included in cost of goods sold.
Research and Development Costs. Research and development costs, including internally generated software costs, are expensed as incurred and include expenses associated with new product research and regulatory activities. The Company’s products include certain software applications that are resident in the product. The costs to develop such software have not been capitalized as the Company believes its current software development processes are completed concurrent with the establishment of technological feasibility of the software.
Advertising Expenses. Costs of advertising, which are recognized as sales and marketing expenses, are generally expensed in the period incurred. Advertising expenses for fiscal 2007, 2006 and 2005 were $2,948,000, $1,680,000 and $1,122,000, respectively.
Income Taxes. The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts to be recovered. Significant estimates are required in determining the provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations.
Share-Based Compensation Expense. On April 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method and accordingly, prior period financial statements have not been restated to reflect the impact of SFAS No. 123(R). SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock units based on their fair values, in the Company’s results of operations. The share-based compensation expense includes expense for unvested awards at March 31, 2006 and all awards granted subsequent to March 31, 2006. Share-based compensation expense for the unvested awards outstanding at March 31, 2006 is based on the grant-date fair value as used in calculating the pro forma disclosures in prior period financial statements in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”
Prior to April 1, 2006, the Company accounted for share-based awards to employees and directors using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and other related guidance and therefore, no employee compensation cost had been recognized for share-based awards in financial statements prior to fiscal 2007 because the Company issued stock options with an exercise price equal to the market value at the date of grant.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006. Determining the appropriate fair value model and calculating the fair value of stock options require highly subjective assumptions, as described below.
•	Risk-free interest rate: The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•	Expected stock price volatility: The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock over a term of one year.

•	Expected term: The Company estimates the expected term of stock options granted based on historical exercise patterns, which it believes are representative of future behavior.

•	Expected dividends.
For restricted stock units, the assumptions to calculate compensation expense is based on the fair value of the Company’s stock at the grant date.
As required by SFAS No. 123(R), share-based compensation expense is calculated based on the awards expected to vest and reduced for estimated forfeitures. The forfeiture rate is estimated based on historical data of the Company’s share-based awards that are granted, exercised and cancelled and upon historical experience of employee turnover, and compensation expense is adjusted for actual results.
Net Income Per Share. Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding using the treasury stock method. Dilutive potential common shares outstanding include outstanding stock options, restricted stock units and warrants.
Comprehensive Income. In accordance with SFAS No. 130, “Reporting Comprehensive Income,” all changes in equity during a period, resulting from net income and transactions from non-owner sources, are reported in a financial statement for the period in which they are recognized. Comprehensive income consists of net income and other comprehensive income, which was comprised of the net-of-tax amounts for unrealized gain on short-term investments (difference between the cost and fair market value).
Components of comprehensive income consisted of the following for fiscal 2007, 2006 and 2005:

	Year Ended March 31,
	2007	2006	2005

Net income	$10,073,000	$7,475,000	$4,851,000
Other comprehensive income:
Change in unrealized gain on short-term investments, net of tax	(75,000)	4,000	71,000

Comprehensive income	$9,998,000	$7,479,000	$4,922,000

Recent Accounting Pronouncements
FIN 48
In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 will be effective for the Company on April 1, 2007. The Company is currently evaluating the accounting and disclosure requirements of FIN 48 to determine the impact of FIN 48 on its financial position, cash flows and results of operations when the Company adopts FIN 48 at the beginning of fiscal 2008.

SFAS No. 157
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS No. 157 will be effective for the Company on April 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position, cash flows and results of operations.
SAB No. 108
In September 2006, the SEC issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 was effective for the Company in its fiscal year ended March 31, 2007. The adoption of SAB No. 108 did not have a material effect on the Company’s financial position, cash flows and results of operations.
SFAS No. 159
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Unrealized gains and losses on instruments for which the Fair Value Option has been elected are reported in earnings at each subsequent reporting period. SFAS No. 159 will be effective for the Company on April 1, 2008. The Company is currently studying the guidelines of SFAS No. 159 and has not yet determined the expected impact of the implementation of this pronouncement on its financial position, cash flows and results of operations.
NOTE 2 SHORT-TERM INVESTMENTS
The amortized cost and market value of short-term investments at March 31, 2007 and 2006 were as follows:

		Unrealized	Market
	Amortized Cost	Gains	Value

March 31, 2007
Available-for-sale:
Auction rate securities	$16,400,000	$—	$16,400,000

Total available-for-sale	16,400,000	—	16,400,000

Held-to-maturity:
Corporate debt securities	18,628,000	—	18,628,000

Total held-to-maturity	18,628,000	—	18,628,000

Total short-term investments	$35,028,000	$—	$35,028,000

March 31, 2006
Available-for-sale:
Corporate debt securities	$11,146,000	$126,000	$11,272,000
Auction rate securities	9,100,000	—	9,100,000

Total available-for-sale	20,246,000	126,000	20,372,000

Total short-term investments	$20,246,000	$126,000	$20,372,000

As of March 31, 2007 and 2006, investments were classified as short-term investments. The contractual maturities for corporate debt securities were less than one year. Auction rate securities with maturities beyond one year were classified as short-term investments, based on their highly liquid nature and due to the frequency with which the interest rate is reset.
NOTE 3 INVENTORIES, NET
Components of inventories, net, at March 31, 2007 and 2006 were as follows:

	March 31,
	2007	2006

Raw materials	$7,974,000	$5,581,000
Work-in-process	3,203,000	2,904,000
Finished goods	3,636,000	1,911,000

Inventories, net	$14,813,000	$10,396,000

NOTE 4 PROPERTY AND EQUIPMENT, NET
Property and equipment, net, at March 31, 2007 and 2006 were as follows:

	March 31,
	2007	2006

Machinery and equipment	$16,877,000	$13,673,000
Furniture and fixtures	1,406,000	1,254,000
Computer equipment	1,336,000	1,195,000
Leasehold improvements	5,924,000	5,274,000
Construction in progress	1,655,000	1,440,000

	27,198,000	22,836,000
Accumulated depreciation and amortization	(14,536,000)	(12,798,000)

Property and equipment, net	$12,662,000	$10,038,000

Depreciation and amortization expense for property and equipment amounted to $2,610,000, $2,061,000 and $1,821,000 in fiscal 2007, 2006 and 2005, respectively.
NOTE 5 INTANGIBLE ASSETS, NET
Intangible assets, consisting of acquired patents, at March 31, 2007 and 2006 were as follows:

	March 31,
	2007	2006

Cost	$750,000	$750,000
Accumulated amortization	(300,000)	(225,000)

Intangible assets, net	$450,000	$525,000

Amortization expense for intangible assets, included in cost of revenues, amounted to $75,000 in each of fiscal 2007, 2006 and 2005. Based on the Company’s intangibles subject to amortization as of March 31, 2007, the estimated amortization expense for succeeding years is as follows:

	Estimated Future Annual Amortization Expense
		Fiscal Year Ending March 31,
	Total	2008	2009	2010	2011	2012	Thereafter

Amortization expense	$450,000	$75,000	$75,000	$75,000	$75,000	$75,000	$75,000
NOTE 6 WARRANTY RESERVES
The Company provides for the estimated future costs to be incurred under the Company’s standard warranty obligation on its instruments. The Company’s standard warranty obligation was two years in fiscal 2007 and 2006 and one year in fiscal 2005. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The estimated accrual for warranty exposure is based on historical experience, estimated product failure rates, material usage, freight incurred in repairing the instrument after failure and known design changes. The Company evaluates its estimates on an ongoing basis and believes it has the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in the Company’s warranty reserve accrual in the period in which the change was identified.
The change in the Company’s accrued warranty reserve during fiscal 2007, 2006 and 2005 is summarized as follows:

	Year Ended March 31,
	2007	2006	2005

Balance at beginning of period	$472,000	$245,000	$181,000
Provision for warranty expense	611,000	374,000	227,000
Warranty costs incurred	(236,000)	(147,000)	(163,000)

Balance at end of period	847,000	472,000	245,000
Long-term portion of warranty reserve	532,000	259,000	—

Current portion of warranty reserve	$315,000	$213,000	$245,000

NOTE 7 LINE OF CREDIT
The Company has a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000. The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 8.00% at March 31, 2007, and is payable monthly. Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for the Company’s facilities lease at March 31, 2007. At March 31, 2007, there was no amount outstanding under the Company’s line of credit. The weighted average interest rates on the line of credit during fiscal 2007 and 2006 were 7.91% and 6.43%, respectively.
The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. At March 31, 2007, the Company was in compliance with these covenants. Included in these financial covenants, among other stipulations, are the following requirements:
•	The Company has a minimum net income of $25,000 before preferred stock dividends and accretion on preferred stock in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.

•	The Company is required to be profitable, as defined, on a fiscal year to date basis beginning with the six months period ended September 30, 2006 and to have net income before preferred stock dividends and accretion on preferred stock of $1,150,000 for the fiscal year ended March 31, 2007.

•	The Company is required to comply with certain financial covenants as follows:

Financial Covenants	Requirements

Quick ratio, as defined	Not less than 2.00 to 1.00
Cash flow coverage, as defined	Not less than 1.25 to 1.00
Debt to net worth ratio, as defined	Not greater than 1.00 to 1.00
Tangible effective net worth, as defined	Not less than $25,731,000
Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $87.8 million at March 31, 2007, including its intellectual property.
NOTE 8 COMMITMENTS AND CONTINGENCIES
As of March 31, 2007, the Company’s contractual obligations for the next five years were as follows:

	Payments Due by Period
		Due in Fiscal
	Total	2008	2009	2010	2011	2012	Thereafter

Operating leases	$4,346,000	$1,136,000	$1,166,000	$1,153,000	$882,000	$6,000	$3,000
Purchase commitments	4,109,000	4,109,000	—	—	—	—	—

Total contractual obligations	$8,455,000	$5,245,000	$1,166,000	$1,153,000	$882,000	$6,000	$3,000

Operating Leases. The Company leases its principal facility and certain office equipment under operating lease agreements, which expire on various dates through fiscal 2013. Rent expense under operating leases were $1,129,000, $1,057,000 and $1,046,000 for fiscal 2007, 2006 and 2005, respectively.
The Company’s facility is under a noncancelable operating lease agreement, which expires in fiscal 2011. The monthly rental payments on the facility lease increase based on a predetermined schedule. The Company recognizes rent expense on a straight-line basis over the life of the lease. In connection with its facilities lease agreement, the Company established a letter of credit for $410,000, which is secured by its line of credit. See Note 7.
Purchase Commitments. In November 2003, the Company entered into an original equipment manufacturing (“OEM”) agreement with Diatron Messtechnik GmbH (“Diatron”) of Austria to purchase Diatron hematology instruments. The Diatron hematology instruments are currently supplied by Diatron MI Kft. Under the terms of the OEM agreement, the Company became committed to purchase a minimum number of hematology instruments through fiscal 2009 from Diatron once the product was qualified for sale, which occurred in May 2004. In September 2006, the terms of the agreement, with respect to the purchase commitments, were revised. Under the amended OEM agreement, the Company is committed to purchase a minimum number of hematology instruments through fiscal 2008. At March 31, 2007, the outstanding commitment of $4,109,000, is due in fiscal 2008.

Litigation. The Company is involved from time to time in various litigation matters in the normal course of business. The Company believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.
NOTE 9 EMPLOYEE BENEFIT PLAN
The Company has a tax deferred savings plan for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to have salary reduction contributions made to the plan on a bi-weekly basis. The Company may make quarterly contributions to the plan at the discretion of the Board of Directors of the Company either in cash or in common stock. Contributions to the deferred savings plan were $242,000, $195,000 and $94,000 in fiscal 2007, 2006 and 2005, respectively, of which $66,000, $43,000 and $0, respectively, were in the form of common stock.
NOTE 10 SHARE-BASED COMPENSATION
Equity Compensation Plans
The Company’s share-based compensation plans are described below.
2005 Equity Incentive Plan. The Company’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended the Company’s 1998 Stock Option Plan. The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. The Equity Incentive Plan provides for the issuance of a maximum of 4,886,000 shares, of which 614,000 shares of common stock were available for future issuance as of March 31, 2007.
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
Restricted stock units awarded to employees generally vest over a period of four years and the awards are also subject to accelerated vesting upon achieving certain performance-based milestones and continuous employment during the vesting period. Restricted stock units awarded to non-employee directors generally vest in full one year after grant date based on continuous service. See the “Restricted Stock Units” section in this Note for additional information.
1992 Outside Directors Stock Option Plan. Under the Company’s 1992 Outside Directors Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors. Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. The Directors Plan provided for the issuance of a maximum of 250,000 shares. As of March 31, 2007, all outstanding options under the Directors Plan were fully vested and no shares of common stock were available for future issuance because the time period for granting options expired in accordance with the terms of the Directors Plan in June 2002.
The Company’s current practice is to issue new shares of common stock from our authorized shares for share-based awards.

Impact of the Adoption of SFAS No. 123(R) on Financial Results
The following table summarizes total share-based compensation expense, net of tax, related to stock options and restricted stock units recorded in accordance with SFAS No. 123(R) for fiscal 2007, which is included in the Company’s Statements of Operations:

Year Ended
March 31, 2007
Cost of revenues	$72,000
Research and development	117,000
Sales and marketing	292,000
General and administrative	318,000

Share-based compensation expense before income taxes	799,000
Income tax benefit	(219,000)

Total share-based compensation expense after income taxes	$580,000

Basic net income per share	$0.03

Diluted net income per share	$0.03

Capitalized share-based compensation cost at March 31, 2007 was $13,000, which was included in inventory on the balance sheet. The total unrecognized compensation expense for unvested share-based compensation awards outstanding at March 31, 2007 amounted to $5,679,000, which is expected to be recognized over the subsequent fiscal four years. As of March 31, 2007, the total unrecognized compensation expense related to stock options granted amounted to $185,000, which is expected to be recognized over a weighted average period of one year. As of March 31, 2007, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $5,494,000, which is expected to be recognized over a weighted average period of 3.05 years.
Prior to adopting SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as cash flows from operating activities in its Statements of Cash Flows. SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options in excess of the deferred tax asset attributable to share-based compensation expense for such stock options. As a result of adopting SFAS No. 123(R), $569,000 of excess tax benefits for fiscal 2007 were classified as a financing cash inflow.
Pro Forma Information for Periods Prior to the Adoption of SFAS No. 123(R)
As discussed in Note 1, the Company accounted for share-based employee compensation under SFAS No. 123(R)’s fair value method during fiscal 2007. The Company’s financial statements prior to April 1, 2006 do not include the impact of recording stock options using the fair value. During fiscal 2006 and 2005, in accordance with the provisions of SFAS No. 123, the fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred.
The following table illustrates the effect on the Company’s pro forma net income and basic and diluted net income per share using the fair value-based accounting method in fiscal 2006 and 2005:

	Year Ended March 31,
	2006	2005

Net income, as reported	$7,475,000	$4,851,000
Less: Pro forma share-based compensation expense determined under the fair value-based accounting method for all awards, net of related tax effects	(2,534,000)	(2,671,000)

Pro forma net income	$4,941,000	$2,180,000

Basic and diluted net income per share:
As reported — basic	$0.37	$0.25
Pro forma — basic	$0.25	$0.11
As reported — diluted	$0.35	$0.22
Pro forma — diluted	$0.23	$0.10
The pro forma information presented above for fiscal 2006 includes $1,067,000 of share-based employee compensation related to the accelerated vesting of certain options in December 2005. See “Stock Option Acceleration” in this Note for additional information.
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
There were no stock options granted during fiscal 2007. The following are the weighted average assumptions used to determine the fair value of each stock option on the date of grant for fiscal 2006 and 2005:

	Year Ended March 31,
	2006	2005
Expected term of option	6 years	6 years
Risk-free interest rate	3.76%	3.63-4.29%
Dividend yield	0.00%	0.00%
Volatility	53%	52-60%
During fiscal 2006, the Company recorded a reduction of $12,000 in share-based compensation expense as an adjustment for a stock option granted prior to fiscal 2006. During fiscal 2005, the Company recorded $40,000 of share-based compensation expense for stock option grants.
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
Stock Options
Prior to April 1, 2006, the Company granted stock options to employees, with an exercise price equal to the closing market price of the Company’s common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment. Also, prior to April 1, 2006, the Company granted stock options to non-employee directors, with an exercise price equal to the closing market price of the Company’s common stock on the date of grant and became exercisable over a period of one year based on monthly vesting terms, conditional on continuous service to the Company.
Stock option activity under all stock plans is summarized as follows:

		Weighted	Weighted
		Average	Average
	Number of	Exercise	Remaining	Aggregate
	Shares	Price	Contractual	Intrinsic
	Outstanding	Per Share	Life (Years)	Value

Outstanding at March 31, 2004 (1,811,000 shares exercisable at a weighted average exercise price of $4.65 per share)	2,664,000	$4.88
Granted (weighted average fair value of $9.89 per share)	475,000	18.09
Exercised	(185,000)	4.38
Canceled or forfeited	(191,000)	11.13

Outstanding at March 31, 2005 (2,088,000 shares exercisable at a weighted average exercise price of $4.82 per share)	2,763,000	$6.76
Granted (weighted average fair value of $4.31 per share)	60,000	7.89
Exercised	(174,000)	5.69
Canceled or forfeited	(117,000)	8.71

Outstanding at March 31, 2006 (2,317,000 shares exercisable at a weighted average exercise price of $6.61 per share)	2,532,000	$6.77
Granted	—	—
Exercised	(931,000)	4.84
Canceled or forfeited	(24,000)	12.93

Outstanding at March 31, 2007	1,577,000	$7.82	4.49	$26,097,000

Vested and expected to vest at March 31, 2007	1,573,000	$7.81	4.48	$26,054,000

Exercisable at March 31, 2007	1,522,000	$7.69	4.38	$25,389,000

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing stock price as of March 30, 2007, (the last trading day for the fiscal year ended March 31, 2007), that would have been received by the option holders had all option holders exercised their stock options as of that date.
During fiscal 2007, the total intrinsic value of stock options exercised was $15,659,000. Cash proceeds from the exercise of stock options were $4,506,000 for fiscal 2007.
The following table summarizes information regarding stock options outstanding and stock options exercisable at March 31, 2007:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	of Shares	Contractual	Price	of Shares	Price
Range of Exercise Prices	Outstanding	Life (Years)	Per Share	Exercisable	Per Share

$1.50 — $1.88	176,000	1.77	$1.61	176,000	$1.61
$1.94 — $3.77	159,000	3.00	2.68	159,000	2.68
$3.80 — $3.84	2,000	5.95	3.83	2,000	3.83
$3.85 — $3.85	182,000	6.02	3.85	175,000	3.85
$3.94 — $4.75	48,000	4.29	4.30	48,000	4.30
$4.87 — $4.87	291,000	4.07	4.87	291,000	4.87
$4.94 — $6.69	161,000	3.91	5.97	161,000	5.97
$6.88 — $8.13	194,000	3.08	7.80	189,000	7.80
$8.63 — $21.45	144,000	7.05	14.21	101,000	14.64
$21.65 — $22.10	220,000	7.05	21.66	220,000	21.66

$1.50 — $22.10	1,577,000	4.49	$7.82	1,522,000	$7.69

Stock Option Acceleration. On December 5, 2005, the Company’s Board of Directors approved full acceleration of outstanding and unvested stock options with an exercise price of $19.12 or greater previously granted under the Abaxis, Inc. 1998 Stock Option Plan held by the Company’s officers and employees. The primary purpose of the acceleration of vesting was to minimize future compensation expense the Company would otherwise recognize in its financial statements with respect to these accelerated options as a result of SFAS No. 123(R). The aggregate estimated compensation expense associated with these accelerated options that would have been recognized in its financial statements after adoption of SFAS No. 123(R) was approximately $1,067,000. Options to purchase 144,810 shares of the Company’s common stock, including 126,873 shares held by certain of the Company’s executive officers, became immediately exercisable as of December 5, 2005.
Restricted Stock Units
The Company grants restricted stock unit awards to employees and directors as part of its share-based compensation program which began in fiscal 2007. The restricted stock unit awards entitle holders to receive shares of common stock at the end of a specified period of time. Vesting for restricted stock unit awards is based on continuous employment or service of the holder. Upon vesting, the equivalent number of common shares are typically issued net of tax withholdings. If the vesting conditions are not met, unvested restricted stock unit awards will be forfeited. Generally, the restricted stock unit awards vest according to one of the following vesting schedules:
• Restricted stock unit awards to employees: Four year time-based vesting as follows: 5 percent vesting after the first year; additional 10 percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment to the Company. Additionally, the restricted stock unit awards are also subject to accelerated vesting upon achieving certain performance-based milestones.
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

The following table summarizes information regarding the activity for restricted stock units during fiscal 2007:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at March 31, 2006	—	$—
Granted	305,000	24.56
Vested	—	—
Forfeited	(10,000)	21.43

Unvested at March 31, 2007	295,000	$24.66

The weighted average grant date fair value of restricted stock units is based on the number of shares granted and the closing market price of the Company’s common stock on the date of grant.
NOTE 11 COMMON STOCK
Stock Purchase Rights. On April 22, 2003, the Board of Directors of the Company approved the adoption of a Shareholder Rights Plan. Under the terms of the plan, shareholders of record on May 8, 2003, received one preferred stock purchase right for each outstanding share of common stock held. Each right entitled the registered holder to purchase from the Company one one-thousandth of a share of the Company’s Series RP Preferred Stock, $0.001 par value, at a price of $24.00 per share and becomes exercisable when a person or group acquires 15% or more of the Company’s common stock without prior approval by the Board of Directors.
Common Stock Warrants. As of March 31, 2007, there were warrants outstanding to purchase 65,000 shares of common stock at a weighted average exercise price of $7.00 per share. The warrants were issued to purchasers of the Company’s Series E convertible preferred stock in fiscal 2002 and 2003. The warrants expired in April 2007.
NOTE 12 NET INCOME PER SHARE
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share:

	Year Ended March 31,
	2007	2006	2005

Numerator:
Net income	$10,073,000	$7,475,000	$4,851,000

Denominator:
Weighted average common shares outstanding — basic	20,643,000	19,985,000	19,696,000

Weighted average effect of dilutive securities:
Stock options	1,082,000	1,374,000	1,721,000
Restricted stock units	4,000	—	—
Warrants	117,000	133,000	245,000

Weighted average common shares outstanding — diluted	21,846,000	21,492,000	21,662,000

Net income per share:
Basic net income per share	$0.49	$0.37	$0.25

Diluted net income per share	$0.46	$0.35	$0.22

The Company excluded the following stock options and warrants from the computation of diluted weighted average shares outstanding because the exercise price of the stock options and warrants was greater than the average market price of the Company’s common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share:

	Year Ended March 31,
	2007	2006	2005
Weighted average number of shares underlying antidilutive stock options and warrants	222,000	291,000	318,000

Weighted average exercise price per share underlying antidilutive stock options and warrants	$21.65	$20.70	$20.69

The Company excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Year Ended March 31,
	2007	2006	2005

Weighted average number of shares underlying antidilutive restricted stock units	199,000	N/A	N/A
NOTE 13 INCOME TAXES
     The components of the Company’s income tax provision is summarized as follows:

	Year Ended March 31,
	2007	2006	2005

Current:
Federal	$405,000	$169,000	$68,000
State	493,000	110,000	210,000

Total current provision for income taxes	898,000	279,000	278,000

Deferred:
Federal	4,930,000	3,518,000	2,232,000
State	248,000	247,000	4,000

Total deferred provision for income taxes	5,178,000	3,765,000	2,236,000

Total provision for income taxes	$6,076,000	$4,044,000	$2,514,000

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (35 percent) to income before income taxes as follows:

	Year Ended March 31,
	2007	2006	2005

Income taxes at federal income tax rate	$5,652,000	$4,032,000	$2,578,000
State income taxes, net of federal benefits	635,000	476,000	152,000
Share-based compensation	93,000	—	—
Credits	(350,000)	(174,000)	(215,000)
Extraterritorial income exclusion	(27,000)	(80,000)	(77,000)
Other	73,000	(210,000)	76,000

Provision for income taxes	$6,076,000	$4,044,000	$2,514,000

Significant components of the Company’s deferred tax assets are as follows:

	Year Ended March 31,
	2007	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$5,328,000	$11,770,000	$15,564,000
Research and development tax credit carryforwards	3,713,000	4,287,000	3,454,000
Capitalized research and development	86,000	105,000	219,000
Deferred warranty	864,000	625,000	612,000
Accrued vacation	383,000	320,000	195,000
Share-based compensation	192,000	—	—
Other	1,350,000	878,000	1,022,000
Valuation allowance for deferred tax assets	(352,000)	(543,000)	(678,000)

Total deferred tax assets	11,564,000	17,442,000	20,388,000

Deferred tax liabilities:
Depreciation	$(189,000)	$(935,000)	$(615,000)
Other	(84,000)	(88,000)	(64,000)

Total deferred tax liabilities	(273,000)	(1,023,000)	(679,000)

Net deferred tax assets	$11,291,000	$16,419,000	$19,709,000

A valuation allowance against deferred tax assets is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. As of March 31, 2007, the valuation allowance of $352,000 was attributable to federal research and development tax credits which expire in fiscal 2008. The change in the valuation allowance for fiscal 2007 and 2006 was due to the expiration of federal research and development tax credits for which a valuation allowance had previously been established.
As of March 31, 2007, the Company has recognized $12,758,000 of tax deductions relating to share-based compensation in excess of recognized compensation expense (“excess benefits”). The Company recorded tax benefits resulting from excess benefits when the benefits result in a reduction in cash taxes. As a result of available federal net operating loss (“NOL”) carryforwards and California research and development tax credit carryforwards, a tax benefit of $4,572,000 will be realized in shareholders’ equity in subsequent periods when the deduction reduces federal and California taxes payable.
As of March 31, 2007, the Company had federal NOL carryforwards of $26,949,000. There is no California net operating loss carryforward. The federal NOL carryforwards will expire at various dates from fiscal years 2009 through 2023, if not utilized. The Company also had federal and California research and development tax credit carryforwards of $2,923,000 and $1,264,000, respectively. The federal research and development tax credit carryforward will expire at various dates from fiscal years 2008 through 2026, if not utilized. The California research and development tax credit will carryforward indefinitely.
Internal Revenue Code Section 382 places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. The State of California has similar rules. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change in ownership” provisions, utilization of NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.
Tax Effects of Share-Based Awards
In November 2005, FASB issued Financial Statement Position (“FSP”) on SFAS No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of share-based compensation pursuant to SFAS No. 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee share-based compensation, and to determine the subsequent impact on the APIC pool and Statements of Cash Flows of the tax effects of employee share-based compensation awards that are outstanding upon adoption of SFAS No. 123(R).
NOTE 14 REVENUES BY PRODUCT CATEGORY, CUSTOMER GROUP AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS
The Company currently operates in one segment, the development, manufacturing, marketing and sales of portable blood analysis systems for use in any veterinary or human patient-care setting to provide clinicians with rapid blood constituent measurement requirements.
Revenue Information
The following is a summary of revenues for each group of products and services provided by the Company:

	Year Ended March 31,
Revenues by Product Category	2007	2006	2005

Instruments	$28,899,000	$21,864,000	$17,203,000
Reagent discs and kits	50,741,000	41,606,000	32,921,000
Other	4,775,000	4,086,000	2,340,000

Product sales, net	84,415,000	67,556,000	52,464,000
Development and licensing revenue	1,806,000	1,372,000	294,000

Total revenues	$86,221,000	$68,928,000	$52,758,000

     The following is a summary of revenues by customer group:

	Year Ended March 31,
Revenues by Customer Group	2007	2006	2005

Medical Market	$17,455,000	$10,888,000	$8,095,000
Veterinary Market	63,851,000	53,841,000	42,806,000
Other	4,915,000	4,199,000	1,857,000

Total revenues	$86,221,000	$68,928,000	$52,758,000

The following is a summary of revenues by geographic region based on customer location:

	Year Ended March 31,
Revenues by Geographic Region	2007	2006	2005

North America	$72,015,000	$58,747,000	$45,059,000
Europe	10,370,000	7,354,000	5,915,000
Asia Pacific and rest of the world	3,836,000	2,827,000	1,784,000

Total revenues	$86,221,000	$68,928,000	$52,758,000

Significant Concentrations
Revenues from significant customers as a percentage of total revenues were as follows:

	Geographical	Year Ended March 31,
Distributor	Location	2007	2006	2005
Walco International, Inc., d/b/a DVM Resources	United States	15%	13%	17%
Henry Schein, Inc.	United States	<10%	17%	<10%
Vedco, Inc.	United States	0%	0%	14%
Substantially all of the Company’s long-lived assets are located in the United States.
NOTE 15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
The following is a summary of the unaudited quarterly results of operations for fiscal 2007 and 2006 (in thousands, except per share data):

	Quarter Ended
	June 30	September 30	December 31	March 31

Fiscal Year Ended March 31, 2007:
Revenues	$20,358	$21,037	$22,018	$22,808
Gross profit	$11,437	$11,558	$11,579	$12,285
Net income	$2,401	$2,114	$2,776	$2,782

Net income per share — basic	$0.12	$0.10	$0.13	$0.13

Net income per share — diluted	$0.11	$0.10	$0.13	$0.13

Fiscal Year Ended March 31, 2006:
Revenues	$14,273	$17,413	$17,444	$19,798
Gross profit	$7,827	$10,092	$9,839	$11,095
Net income	$1,001	$2,298	$1,851	$2,325

Net income per share — basic	$0.05	$0.12	$0.09	$0.12

Net income per share — diluted	$0.05	$0.11	$0.09	$0.11

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On August 25, 2005, the Company’s Audit Committee approved the decision to change independent registered public accounting firms. The Company engaged Burr, Pilger & Mayer LLP as its independent registered public accounting firm to audit the Company’s financial statements and internal control over financial reporting for the fiscal year ended March 31, 2006 and dismissed Deloitte & Touche LLP as its independent registered public accounting firm. In addition, the Company’s Audit Committee approved the continued engagement of Burr, Pilger & Mayer LLP as its independent registered public accounting firm to audit the Company’s financial statements and internal control over financial reporting for the fiscal year ended March 31, 2007.
During the fiscal year ended March 31, 2005 and through August 25, 2005, there were no disagreements with Deloitte & Touche LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Deloitte & Touche LLP, would have caused it to make reference to the subject matter of such disagreements in connection with its audit report. In addition, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K, except that on June 13, 2005, Deloitte & Touche LLP advised the Company’s Audit Committee of a material weakness in internal control over financial reporting related to provision for income taxes as disclosed in the Company’s Form 10-K for the fiscal year ended March 31, 2005.

Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow for timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2007.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control will provide only reasonable assurance that the objectives of the internal control system are met.
Burr, Pilger & Mayer LLP, the Company’s independent registered public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2007, as stated in their attestation report which appears below.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING
To the Board of Directors and Stockholders
of Abaxis, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting included in Item 9A, that Abaxis, Inc. (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
In our opinion, management’s assessment that Abaxis, Inc. maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Abaxis, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Abaxis, Inc. as of March 31, 2007 and 2006, and the related statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the two years in the period ended March 31, 2007, and the related financial statement schedule, as of and for the years ended March 31, 2007 and 2006 and our report dated June 13, 2007 expressed an unqualified opinion on those financial statements and the related financial statement schedule.
/s/ Burr, Pilger & Mayer LLP
Palo Alto, California
June 13, 2007
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The following table sets forth information concerning our executive officers and directors as of May 31, 2007.

Name	Age	Title

Clinton H. Severson	59	Chairman of the Board, President and Chief Executive Officer

Richard J. Bastiani, Ph.D. (1) (2) (3)	64	Director

Henk J. Evenhuis (1) (3)	64	Director

Brenton G. A. Hanlon (1) (2) (3)	61	Director

Prithipal Singh, Ph.D. (1) (3)	68	Director

Ernest S. Tucker, III, M.D. (1) (3)	74	Director

Alberto R. Santa Ines	60	Chief Financial Officer and Vice President of Finance

Robert B. Milder	57	Chief Operations Officer

Kenneth P. Aron, Ph.D.	54	Vice President of Research and Development

Vladimir E. Ostoich, Ph.D.	61	Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim, Founder

Christopher M. Bernard	39	Vice President of Sales and Marketing for the Domestic Medical Market

Martin V. Mulroy	46	Vice President of Veterinary Sales and Marketing, for North America

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee

Clinton H. Severson has served as our President, Chief Executive Officer and one of our directors since June 1996. He was appointed Chairman of the Board in May 1998. Since November 2006, Mr. Severson serves on the Board of Directors of CytoCore, Inc. (OTCBB: CYCR). From February 1989 to May 1996, Mr. Severson served as President and Chief Executive Officer of MAST Immunosystems, Inc., a privately-held medical diagnostic company.
Richard J. Bastiani, Ph.D. joined our Board of Directors in September 1995. Dr. Bastiani is currently retired and serves as Chairman of the Board of Directors of Response Biomedical Corporation (CDNX: RBM). From 1998 to 2005, Dr. Bastiani served as Chairman of the Board of Directors of ID Biomedical Corporation (NASDAQ: IDBE), after he was appointed to the Board of Directors of ID Biomedical Corporation in October 1996. Dr. Bastiani was President of Dendreon (NASDAQ: DNDN), a biotechnology company, from September 1995 to September 1998. From 1971 until 1995, Dr. Bastiani held a number of positions with Syva Company, a diagnostic company, including as President from 1991 until Syva was acquired by a subsidiary of Hoechst AG of Germany in 1995. Dr. Bastiani is also a member of the board of directors of three-privately held companies.
Henk J. Evenhuis joined our Board of Directors in November 2002. Mr. Evenhuis is currently retired and serves on the Board of Directors of Credence Systems Corporation (NASDAQ: CMOS), a semiconductor equipment manufacturer. Mr. Evenhuis served as Executive Vice President and Chief Financial Officer of Fair Isaac Corporation (NYSE: FIC), a global provider of analytic software products to the financial services, insurance and health care industries from October 1999 to October 2002. From 1987 to 1998, he was Executive Vice President and Chief Financial Officer of Lam Research Corporation (NASDAQ: LRCX), a semiconductor equipment manufacturer.
Brenton G. A. Hanlon joined our Board of Directors in November 1996. Since January 2001, Mr. Hanlon has been President and Chief Executive Officer of Hitachi Chemical Diagnostics, a manufacturer of in vitro allergy diagnostic products. Concurrently, from December 1996 until the present, Mr. Hanlon has served as President and Chief Operating Officer of Tri-Continent Scientific, a subsidiary of Hitachi Chemical, specializing in liquid-handling products and instrument components for the medical diagnostics and biotechnology industries. From 1989 to December 1996, Mr. Hanlon was Vice President and General Manager of Tri-Continent Scientific. Mr. Hanlon serves on the board of directors of two privately-held companies.
Prithipal Singh, Ph.D. joined our Board of Directors in June 1992. Prior to retiring, Dr. Singh was the Founder, Chairman and Chief Executive Officer of ChemTrak Inc. (Pink Sheets: CMTR) from 1988 to 1998. Prior to this, Dr. Singh was an Executive Vice President of Idetec Corporation from 1985 to 1988 and a Vice President of Syva Corporation from 1977 to 1985.
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
Martin V. Mulroy has served as Vice President of Veterinary Sales and Marketing for North America since May 2006. Mr. Mulroy joined us in November 1997 as the Northeast Regional Sales Manager. He was promoted to Eastern Area Director of Sales in December 1998 and in January 2005 he was promoted to National Sales Director for the Domestic Veterinary market. From March 1996 to November 1997, Mr. Mulroy was Regional Sales Manager for BioCircuits Inc., an immunoassay company in the medical market. Mr. Mulroy was Regional Sales Manager from 1990 to 1992 and Field Operations Manager from 1992 to 1995 for MAST Immunosystems Inc., a privately-held medical diagnostic company.
Term and Number of Directors
All of our directors hold office until the next annual meeting of shareholders of Abaxis and until their successors have been elected and qualified. Our Bylaws authorize our Board of Directors to fix the number of directors at not less than four or no more than seven. The number of directors of the Company is currently six.
Each of our executive officers serves at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers.
Identification of Audit Committee and Financial Expert
The Audit Committee of the Board of Directors oversees Abaxis’ corporate accounting, financial reporting process and systems of internal control and financial controls. The following outside directors comprise the Audit Committee: Messrs. Evenhuis and Hanlon and Drs. Bastiani, Singh and Tucker. Mr. Evenhuis serves as Chairman of the Audit Committee.
The Board of Directors annually reviews the Nasdaq Stock Market, or NASDAQ, listing standards definition of independence for Audit Committee members and has determined that all members of the Abaxis Audit Committee are “independent” (based on the requirements for independence set forth in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards). Securities and Exchange Commission, or SEC, regulations require Abaxis to disclose whether a director qualifying as an “audit committee financial expert” serves on the Audit Committee. The Board of Directors has determined that Mr. Evenhuis qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Mr. Evenhuis’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.
Based solely on our review of the copies of Forms 3, 4 and 5 and amendments thereto received by us, we believe that during the period from April 1, 2006 through March 31, 2007, our executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements applicable to these executive officers, directors and greater than 10% shareholders, except with respect to one late report filing, covering one transaction, by Mr. Brenton Hanlon, one of our directors.

Code of Business Conduct and Ethics
Abaxis has adopted a Code of Business Conduct and Ethics that applies to all our executive officers, directors and employees, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is available on our website at www.abaxis.com under “Investor Relations” at “Corporate Governance.” If we make any amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code of Business Conduct and Ethics by disclosing such information on the same website.
Item 11. Executive Compensation
COMPENSATION DISCUSSION AND ANALYSIS
Overview
     The goals of our executive compensation program are to attract, retain, motivate and reward executive officers who contribute to our success and to incentivize these executives on both a short-term and long-term basis to achieve our business objectives. This program combines cash and equity awards in the proportions that we believe will motivate our executive officers to increase shareholder value over the long-term.
     Our executive compensation program is designed to achieve the following objectives:
•	to align our executive compensation with our strategic business objectives;

•	to align the interests of our executive officers with both short-term and long-term shareholder interests; and

•	to place a substantial portion of our executives’ compensation at risk such that payouts depend on both overall company performance and individual performance.
Executive Compensation Program Objectives and Framework
     Our executive compensation program has three primary components: (1) base salary, (2) annual cash incentive bonus and (3) equity grants. Base salaries for our executive officers are a minimum fixed level of compensation consistent with or below competitive market practice. Annual cash incentive bonuses awarded to our executive officers are intended to incentivize and reward achievement of financial, operating and strategic objectives during the fiscal year. Equity grants awarded to our executive officers are designed to ensure that incentive compensation is linked to our long-term company performance, promote retention and to align our executives’ long-term interests with shareholders’ long-term interests. Our executive officers’ total potential cash compensation is heavily weighted toward annual cash incentive bonuses, because our Compensation Committee and Board of Directors believes this weighting best aligns the interests of our executive officers with that of shareholders generally.
     Executive compensation is reviewed annually by our Compensation Committee and Board of Directors, and adjustments are made to reflect company objectives and competitive conditions. Generally, base salaries are adjusted effective May 1 of each year. We also offer our executive officers participation in our 401(k) plan, health care insurance, flexible spending accounts and certain other benefits available generally to all full-time employees.
Role of Our Compensation Committee
     Our Compensation Committee, which operates under a written charter adopted by the Board of Directors, is responsible for recommending to the Board of Directors for approval the compensation arrangements for our executive officers. Our Compensation Committee also considers the recommendations of our Chief Executive Officer, Mr. Clinton Severson. However, Mr. Severson does not participate in the determination of his own compensation. No other executive officers participate in the determination or recommendation of the amount or form of executive officer compensation, except as discussed below. Our Compensation Committee does not delegate any of its functions in determining executive and/or director compensation. To date, our Compensation Committee has not established any formal policies or guidelines for allocating compensation between long-term and currently paid out compensation, cash and non-cash compensation, or among different forms of non-cash compensation.

     Our Compensation Committee may discuss with our Chief Executive Officer or Chief Financial Officer our financial, operating and strategic business objectives, bonus targets or performance goals. The Compensation Committee reviews and determines the appropriateness of the financial measures and performance goals, as well as assesses the degree of difficulty in achieving specific bonus targets and performance goals. The Compensation Committee then presents its recommendation for executive compensation to the Board of Directors for final review and approval. Typically, these recommendations are made to our Board of Directors during the first quarter of the ensuing fiscal year.
     From time to time, our Compensation Committee may engage an independent compensation advisor to obtain competitive compensation data. In fiscal 2006, we engaged the independent compensation consulting firm of Top Five Data Services, Inc. and took its recommendations into account in setting fiscal 2007 executive compensation. We did not engage a compensation consultant in connection with our determination of fiscal 2008 executive compensation because our Compensation Committee and Board of Directors determined that the recommendations made by Top Five Data Services, Inc. with respect to fiscal 2007 continued to be relevant for fiscal 2008. Our Compensation Committee and Board of Directors will engage compensation consultants in the future as they deem it to be necessary or appropriate.
Competitive Benchmarking
     In March 2006, our Compensation Committee retained Top Five Data Services, Inc., an independent compensation consulting firm to help identify appropriate peer group companies and to obtain and evaluate executive compensation data for these companies. In April 2006, the independent compensation consultant, in consultation with our Compensation Committee, compared our senior management compensation to the senior management compensation at a group of 19 companies (the “Compensation Peer Group”). This Compensation Peer Group represents similarly-situated medical device and diagnostic companies that were identified by Top Five Data Services, Inc. as companies with similar financial growth and as competitors for executive talent. The following companies comprised the Compensation Peer Group:

Abiomed	Conceptus	Palomar Medical Technologies
Adeza Biomedical	Cutera	Surmodics
Angiodynamics	Digene	Thoratec
Aspect Medical Systems	Intralase	Vivus
ATS Medical	Kensey Nash	VNUS Medical Technologies
Biosite	Meridian Bioscience
Cholestech	Orasure Technologies
     Top Five Data Services, Inc. measured our relative performance against the Compensation Peer Group over one and three year periods based on the following three financial metrics:
•	total shareholder return;

•	revenue; and

•	EBITDA (earnings before income tax, depreciation and amortization).
     For fiscal 2006, based on these three financial metrics, we performed at the 80th percentile, when compared to the Compensation Peer Group’s results on a weighted average performance percentile rank. The data obtained regarding the Compensation Peer Group was considered by the Compensation Committee in its fiscal 2007 and fiscal 2008 executive compensation decisions.
Compensation Determinations
     The Compensation Committee did not target executive compensation in fiscal 2007 and fiscal 2008 to any specific benchmarks against the Compensation Peer Group, but did generally target total compensation to be competitive with companies in the Compensation Peer Group with similar financial growth rates. However, our executive officers’ total potential cash compensation is more heavily weighted toward annual cash incentive bonuses than most companies in the Compensation Peer Group. In addition to any competitive benchmarks the Compensation Committee deems relevant, the Compensation Committee also considers the recommendations from our Chief Executive Officer regarding the compensation of our executive officers who report directly to him. These recommendations generally include annual adjustments to compensation levels, an assessment of each executive officer’s overall individual contribution, scope of responsibilities and level of experience.

Elements of Compensation
Base Salary
     We provide an annual base salary to each of our executive officers, including each of the named executive officers listed on the Summary Compensation Table beginning on page 77, (the “Named Executive Officers”). Each base salary is reviewed annually by the Compensation Committee and adjusted based on an evaluation of individual job performance during the prior year, as well as an evaluation of the compensation levels of similarly-situated executive officers at the Compensation Peer Group and in our industry generally. In determining fiscal 2007 and fiscal 2008 base salaries for our Named Executive Officers our Compensation Committee generally targeted salaries to be between the 25th and 50th percentile of the Compensation Peer Group. In addition, the Compensation Committee considered the base salaries for our Named Executive Officers for fiscal 2006 and deemed approximately 4% to be a reasonable year-over-year increase. Our Compensation Committee also considered the recommendations of the Chief Executive Officer regarding the compensation of the Named Executive Officers who reported directly to him. However, the Compensation Committee did not base its considerations on any single factor but rather considered a mix of factors and evaluated individual salaries against that mix.
     Based on the recommendations of the Compensation Committee, our Board of Directors approved the following base salaries (effective May 1 of the relevant year) for our Named Executive Officers:

	Fiscal 2007	Fiscal 2008
Named Executive Officer	Base Salary	Base Salary

Clinton H. Severson	$325,000	$338,000
Alberto R. Santa Ines	$175,000	$185,000
Robert B. Milder	$200,000	$208,000
Kenneth P. Aron, Ph.D.	$185,000	$193,000
Vladimir E. Ostoich, Ph.D.	$195,000	$203,000
     Our Board of Directors set such increased salaries after considering a peer company analysis of total compensation for executive officers prepared in early 2006 by Top Five Data Services, Inc. and the recommendations of the Compensation Committee. The Compensation Committee recommended that we increase base salaries in amounts designed to reward each of the Named Executive Officers for their performance in the prior year while maintaining base salaries at an appropriately competitive level. Accordingly, the Compensation Committee approved approximately 4% increases to base salaries, effective May 1, 2007, for all of the Named Executive Officers, except for Mr. Santa Ines, who received an increase of 5.7% to be more competitive with the “market rate” of comparable executive officers in the Compensation Peer Group.
Annual Cash Incentive Bonus
     Our annual cash incentive bonus paid to each executive officer, including each of our Named Executive Officers, is primarily based upon Abaxis achieving two equally-weighted financial goals, net sales and pre-tax income, which we have determined to be important for us to increase long-term shareholder value. Additionally, the bonus targets established by the Compensation Committee require executive officers to increase annual corporate financial performance during the fiscal year, compared to our previous year’s actual financial results. Accordingly, meeting the bonus targets is highly challenging and requires executive officers to improve financial performance on a year-over-year basis and thus, a substantial portion of our executive officers’ compensation is at risk if corporate financial results are not achieved during a fiscal year. In addition to meeting financial goals, we must not exceed a certain failure rate on our reagents discs. However, our Compensation Committee has the discretion to grant bonuses even if these performance goals are not met.
     For fiscal 2007, our Compensation Committee generally targeted total cash compensation to be at or above the 75th percentile of the Compensation Peer Group. Our Compensation Committee considered this 75th percentile target as a general guideline for the appropriate level of potential cash bonus compensation, but did not attempt to specifically match this or any other percentile. In April 2006, our Board of Directors approved the fiscal 2007 target bonus levels for our executive officers. The following table summarizes the fiscal 2007 target bonus amounts and the bonus amounts awarded during fiscal 2007 for our Named Executive Officers:

	Fiscal 2007	Fiscal 2007
Named Executive Officer	Target Bonus	Bonus Awarded

Clinton H. Severson	$435,000	$500,250
Alberto R. Santa Ines	$250,000	$287,500
Robert B. Milder	$290,000	$333,500
Kenneth P. Aron, Ph.D.	$250,000	$287,500
Vladimir E. Ostoich, Ph.D.	$250,000	$287,500

     Payment of the target bonus is equally weighted between achievement of our quarterly net sales performance goal and our quarterly pre-tax income performance goal. For fiscal 2007, bonuses were earned only if we achieved at least 90% of one or more of our pre-established quarterly net sales and/or quarterly pre-tax income goals. After the initial threshold is met, the amount of the target bonus paid is based on a sliding scale relative to the proportionate achievement of the performance goals. If we achieve 90% of only one performance goal, the payout would be limited to 25% of the aggregate target bonus. For each 1% above 90% of that performance goal, the payout would increase by 2.5% for the aggregate target bonus. The target bonus will be fully earned if at least 100% of both performance goals are achieved. For each 1% above 100% of a performance goal, the payout would increase by 1.5% for the aggregate target bonus. The maximum bonus payout is 200% of the target bonus, provided we achieve greater than 133% of at least one of the performance goals. Assuming targets are reached, the bonus payments are paid as follows: 20% of the applicable bonus amount for the first quarter, 25% in the second and third quarters, and 30% in the fourth quarter. At the end of the fourth quarter, the final payment will be adjusted to reflect overall performance against the year. For the Named Executive Officers, the financial targets for fiscal 2007 were based on the company’s overall net sales and pre-tax income goals. Based on these pre-established goals, our Named Executive Officers received 115% of their target bonus awards for fiscal 2007.
     For fiscal 2008, our Compensation Committee recommended that we increase target bonuses in amounts designed to reward each of the Named Executive Officers for their performance in fiscal 2007 while maintaining total compensation at an appropriately competitive level. In April 2007, our Board of Directors approved the fiscal 2008 target bonus levels for our executive officers based on a reasonable increase over the prior year. The following table summarizes the fiscal 2008 target bonus amounts for our Named Executive Officers:

Named Executive Officer	Fiscal 2008 Target Bonus

Clinton H. Severson	$480,000
Alberto R. Santa Ines	$275,000
Robert B. Milder	$315,000
Kenneth P. Aron, Ph.D.	$275,000
Vladimir E. Ostoich, Ph.D.	$275,000
     Payment of the target bonus, as identified above, is equally weighted at 50% for achievement of our quarterly net sales performance goal and 50% for achievement of our quarterly pre-tax income performance goal. For fiscal 2008, bonuses will only be earned if we achieved at least 90% of one or more of our pre-established quarterly net sales and/or quarterly pre-tax income goals during fiscal 2008. After the initial threshold is met, the amount of the target bonus paid will be based on a sliding scale relative to the proportionate achievement of the performance goals. If we achieve 90% of only one performance goal, the payout would be limited to 25% of the aggregate target bonus. For each 1% above 90% of that performance goal, the payout would increase by 2.5% for the aggregate target bonus. The target bonus will be fully earned if at least 100% of both performance goals are achieved. For each 1% above 100% of a performance goal, the payout would increase by 1.5% for the aggregate target bonus. The maximum bonus payout is 200% of the target bonus, provided we achieve greater than 133% of at least one of the performance goals. Assuming targets are reached, the bonus payments are paid as follows: 15% of the applicable bonus amount for the first quarter, 25% in the second and third quarters, and 35% in the fourth quarter. At the end of the fourth quarter of fiscal 2008, the final payment will be adjusted to reflect overall performance against the year.
     We do not currently have a formal policy regarding adjustments or recovery of awards or payments following a restatement of financial performance targets. In such a circumstance, the Compensation Committee would evaluate whether compensation adjustments were appropriate based upon the facts and circumstances surrounding the restatement.
Long-term Equity Incentive Compensation
     Under our 2005 Equity Incentive Plan, we are permitted to award stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation awards or other share-based awards. Beginning in fiscal 2007, equity-based grants to our executive officers consisted of restricted stock units. Prior to fiscal 2007, equity-based grants to our executive officers comprised solely of stock options. There were no equity grants to our current Named Executive Officers in fiscal 2006. Equity grants to our Named Executive Officers in fiscal 2007 and fiscal 2008 are discussed below. We do not currently have stock ownership guidelines for our executive officers.
Stock Options
     Prior to fiscal 2007, a substantial portion of our executive compensation arrangement consisted of long-term incentive grants, comprising of stock options. We granted stock options with an exercise price equal to the fair market value of our common stock on the grant date. Accordingly, our Named Executive Officers only realize actual compensation value if our shareholders realize value. In addition, we believe our stock options to Named Executive Officers created retention incentives as the stock options vested over a period of four years based on cliff-vesting terms only as long as the Named Executive Officers remained an employee with us. For the unvested stock options granted prior to fiscal 2007, we are required to recognize share-based compensation expense over the vesting period in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which we adopted in fiscal 2007 using the modified prospective method.
Restricted Stock Units
     Fiscal 2007 Restricted Stock Unit Grants. Beginning in fiscal 2007, we began to employ restricted stock units with performance acceleration. Our Board of Directors believes that this form of long-term equity incentive will help ensure executive retention and more directly link executive pay to company financial performance. The four year time-based vesting of the restricted stock units would accelerate if certain performance criteria discussed below are exceeded during the performance period. The Compensation Committee approves all restricted stock unit grants to our Named Executive Officers and other executive officers.
     In April 2006, after considering an analysis of total compensation practices for executive officers of the Compensation Peer Group prepared by the independent compensation consultant and upon the recommendation of the Compensation Committee, our Board of Directors approved 20,000 restricted stock units, with performance acceleration, for each of our Named Executive Officers, other than our Chief Executive Officer. The 20,000 restricted stock units granted to each of the Named Executive Officers, other than the Chief Executive Officer, is approximately at the 75th percentile of the equity compensation level of the Compensation Peer Group members. The value of this equity grant for our Named Executive Officers, excluding our Chief Executive Officer, is equal to approximately $500,000 per executive officer. The Compensation Committee believed that the grant of 20,000 restricted stock units is conservative given that we had performed at the 80th percentile of the Compensation Peer Group and that no stock option grants were made to our Named Executive Officers in fiscal 2006 or fiscal 2007.
     For fiscal 2007, Mr. Severson received 90,000 restricted stock units which are subject to performance acceleration in the same manner as the other Named Executive Officers. The amount of the restricted stock unit grant to Mr. Severson was determined based on a review of total compensation for Chief Executive Officers in the Compensation Peer Group and recognition of our higher growth rates than most of the companies in the Compensation Peer Group and because we had performed at the 80th percentile of the Compensation Peer Group over the last three years. Based on this assessment, Mr. Severson’s equity grants were generally targeted at the 80th percentile of the expected long-term incentive value of the Compensation Peer Group’s equity grants. Mr. Severson’s restricted stock unit grant value for fiscal 2007 was approximately $2,250,000.
     Vesting Terms of Fiscal 2007 Restricted Stock Unit Grants. The fiscal 2007 restricted stock unit grants are based on time-based vesting and are subject to accelerated vesting upon achieving certain performance based milestones.
     The four year time-based vesting terms of the fiscal 2007 restricted stock unit awards are as follows: five percent vesting after the first year of continuous employment; additional ten percent after the second year of continuous employment; additional 15 percent after the third year of continuous employment; and the remaining 70 percent after the fourth year of continuous employment. Time-based vesting terms is intended to provide retention for our executive officers as the awards vest based on continuous employment.
     The fiscal 2007 restricted stock units are subject to the following performance-based acceleration criteria:
•	upon attainment of certain pre-tax income goals by March 31, 2007, vesting will accelerate to an aggregate of 25% within one year from grant date; by March 31, 2008, vesting will accelerate to an aggregate of 25% within two years from grant date; by March 31, 2009, vesting will accelerate to an aggregate of 30%, within three years of grant date; hence, meeting pre-tax income goals in each of the fiscal years ended March 31, 2007, 2008 and 2009 can result in a cumulative vesting of 80% over three years;

•	upon attainment of certain product development objectives prior to June 30, 2007, an additional vesting of 10% would be awarded;

•	upon satisfaction of certain regulatory requirements prior to March 31, 2008, an additional vesting of 10% would be awarded; or

•	upon attainment of a certain level of operating income per share for any fiscal year during the four year vesting period, the restricted stock units will accelerate in full.
     If any of the above performance criteria are met, then an executive officer’s restricted stock units will vest accordingly. The acceleration criteria for fiscal 2007 were not achieved. Our Compensation Committee established the various performance goals to motivate our management team to achieve specific product, regulatory and financial goals within a certain period and thus, enhance our company performance in the short-term.
     Fiscal 2008 Restricted Stock Unit Grants. In May 2007, after considering an analysis of total compensation for our Named Executive Officers and upon the recommendation of the Compensation Committee, our Board of Directors approved 50,000 restricted stock units for our Chief Executive Officer and 20,000 restricted stock units for each of our other Named Executive Officers. The Compensation Committee believed that the grant of restricted stock units was appropriate based on our performance over the prior year. The four year time-based vesting terms of the fiscal 2008 restricted stock unit awards are as follows: five percent vesting after the first year of continuous employment; additional ten percent after the second year of continuous employment; additional 15 percent after the third year of continuous employment; and the remaining 70 percent after the fourth year of continuous employment. Unlike the fiscal 2007 restricted stock units, these restricted stock units are not subject to performance-based acceleration. Our Compensation Committee believed that retention of the Named Executive Officers was key to our success and that these additional restricted stock units would be more likely, given the time-based vesting schedule of the restricted stock units, to maximize retention of our Named Executive Officers without performance-based acceleration milestones.
Other Compensation and Benefits
     We do not provide any of our executive officers with any material perquisites. Currently, all benefits offered to our executive officers, including an opportunity to participate in our 401(k) plan, medical, dental, vision, life insurance, disability coverage and flexible spending accounts, are also available on a non-discriminatory basis to other full-time employees. We also provide vacation and other paid holidays to all full-time employees, including our Named Executive Officers.
Employment Agreements
     In August 2005, we entered into an employment agreement with Clinton H. Severson, our President and Chief Executive Officer, which provides Mr. Severson with two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause. Certain severance benefits provided pursuant to the Severance Plan (described below in “Change in Control Agreements”) with respect to a change of control supersede those provided pursuant to the employment agreement. No other executives have employment agreements.
Change in Control Agreements
     In July 2006, our Board of Directors, after considering a change of control program analysis from the Compensation Peer Group prepared by an independent compensation expert and upon the recommendation of the Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”). The Severance Plan was adopted by the Board to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control. Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board. The Board has designated the following executive officers as participants in the Severance Plan: Clinton H. Severson, our Chairman, President and Chief Executive Officer; Alberto R. Santa Ines, our Chief Financial Officer and Vice President of Finance; Robert B. Milder, our Chief Operations Officer; Vladimir E. Ostoich, Ph.D., our Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim; Kenneth P. Aron, Ph.D., Vice President of Research and Development; Christopher M. Bernard, our Vice President of Marketing and Sales, Medical Market; and Martin V. Mulroy, our Vice President of Marketing and Sales, Veterinary Market.

     The Severance Plan provides that upon the occurrence of a change of control a participant’s outstanding stock option(s) and restricted stock units will accelerate in full and such equity instrument shall become immediately exercisable at the closing of the change of control event.
     If the participant’s employment is terminated by us for any reason other than cause, death, or disability within 18 months from the change of control date, the participant is eligible to receive severance benefits as follows:
•	a lump sum payment equal to two times the sum of the participant’s annual salary and the participant’s target annual bonus amount for the year in which the change of control occurs;

•	a lump sum payment relating to all options or instruments, which were not exercised as of the termination date, in an amount equal to the difference between the share price established in the change of control transaction and the exercise price of the instrument;

•	payment of 24 months of premiums for medical, dental, disability and life insurance benefits, provided, however, that if the participant becomes eligible to receive comparable benefits under another employer’s plan, the Company’s benefits shall be secondary to those provided under such other plan; and

•	payment of an amount equal to any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended.
     Payment of the foregoing severance benefits is conditioned upon the participant’s execution of a valid and effective release of claims against us.
Tax Considerations
Deductibility of Executive Compensation
     We have considered the provisions of Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”) and related Treasury Regulations which restrict deductibility of executive compensation paid to our Named Executive Officers and our other executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under the statute or regulations. The Compensation Committee endeavors to maximize deductibility of compensation under Section 162(m) of the Code to the extent practicable while maintaining a competitive, performance-based compensation program. However, tax consequences, including tax deductibility, are subject to many factors (such as changes in the tax laws and regulations or interpretations thereof and the timing of various decisions by officers regarding stock options) which are beyond the control of both the company and our Compensation Committee. In addition, the Compensation Committee believes that it is important to retain maximum flexibility in designing compensation programs that meet its stated business objectives. For these reasons, the Compensation Committee, while considering tax deductibility as a factor in determining compensation, will not limit compensation to those levels or types of compensation that will be deductible. The Compensation Committee will continue to consider alternative forms of compensation, consistent with its compensation goals that preserve deductibility. The Compensation Committee does not believe that the components of our compensation will be likely to exceed $1,000,000 by a material amount for any affected executive officer in the near future and therefore concluded that no further action with respect to qualifying such compensation for deductibility was necessary at this time.
COMPENSATION COMMITTEE REPORT (1)
     The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
     Based upon this review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2007.
THE COMPENSATION COMMITTEE
Richard J. Bastiani, Ph.D., Chair
Brenton G. A. Hanlon

(1) The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Abaxis under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in any such filing.

EXECUTIVE COMPENSATION
Summary Compensation Table
The following table sets forth for fiscal 2007, the compensation awarded or paid to, or earned by, our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers at March 31, 2007 (collectively, the “Named Executive Officers”).

						Non-Equity
				Stock	Option	Incentive Plan	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)	($) (1)	($) (1)	($) (2)	($) (3)		($)

Clinton H. Severson President, Chief Executive Officer and Chairman of the Board	2007	323,500	—	101,040	8,603	500,250	13,823	(4)	947,216
Alberto R. Santa Ines Chief Financial Officer and Vice President of Finance	2007	174,008	—	22,453	8,997	287,500	13,227	(5)	506,185
Robert B. Milder Chief Operations Officer	2007	199,123	—	22,453	6,882	333,500	23,031	(6)	584,989
Kenneth P. Aron, Ph.D. Vice President of Research and Development	2007	184,054	—	22,453	6,882	287,500	22,592	(7)	523,481
Vladimir E. Ostoich, Ph.D. Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim	2007	194,100	—	22,453	6,882	287,500	17,013	(8)	527,948

(1)	Amounts listed in this column represent the compensation cost recognized by us for financial statement reporting purposes for fiscal 2007 related to stock options and restricted stock unit awards granted to the Named Executive Officers in and prior to fiscal 2007. These amounts have been calculated in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) (“SFAS No. 123(R)”). For a discussion of the assumptions used in determining the fair value of awards of stock options and restricted stock units in the above table, see Note 10 of the Notes to Financial Statements included in this Annual Report on Form 10-K.

(2)	Represents aggregate cash performance bonuses earned in fiscal 2007 based on achievement of corporate financial performance goals for fiscal 2007, as described under “Executive Compensation — Compensation Discussion and Analysis” above. These bonuses were paid in four installments quarterly within one month following the end of the quarter. Amounts do not include bonuses paid in fiscal 2007, with respect to bonuses earned in fiscal 2006.

(3)	Amounts listed are based upon our actual costs expensed in connection with such amounts.

(4)	Consists of $4,366 in supplemental health plan expenses reimbursed by us, $780 in group life insurance paid by us, $812 in disability insurance premiums paid by us and $7,865 in matching contributions made by us to Mr. Severson’s 401(k) account.

(5)	Consists of $4,505 in supplemental health plan expenses reimbursed by us, $420 in group life insurance paid by us, $437 in disability insurance premiums paid by us and $7,865 in matching contributions made by us to Mr. Santa Ines’ 401(k) account.

(6)	Consists of $14,186 in supplemental health plan expenses reimbursed by us, $480 in group life insurance paid by us, $500 in disability insurance premiums paid by us and $7,865 in matching contributions made by us to Mr. Milder’s 401(k) account.

(7)	Consists of $14,186 in supplemental health plan expenses reimbursed by us, $444 in group life insurance paid by us, $462 in disability insurance premiums paid by us and $7,500 in matching contributions made by us to Mr. Aron’s 401(k) account.

(8)	Consists of $10,058 in supplemental health plan expenses reimbursed by us, $468 in group life insurance paid by us, $487 in disability insurance premiums paid by us and $6,000 in matching contributions made by us to Mr. Ostoich’s 401(k) account.

Salary and Bonus in Proportion to Total Compensation. The following table sets forth the percentage of base salary and annual cash incentive bonus earned by each Named Executive Officer as a percentage of total compensation for fiscal 2007.

		Annual Cash
	Base Salary	Incentive Bonus As
	As a Percentage of	a Percentage of
Named Executive Officer	Total Compensation	Total Compensation

Clinton H. Severson	34%	53%
Alberto R. Santa Ines	34%	57%
Robert B. Milder	34%	57%
Kenneth P. Aron, Ph.D.	35%	55%
Vladimir E. Ostoich, Ph.D.	37%	54%
CEO Employment Agreement. In August 2005, we entered into an employment agreement with Clinton H. Severson, our President and Chief Executive Officer, which provides Mr. Severson with two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause. Certain severance benefits provided pursuant to the Severance Plan (described above in “Change of Control Agreements”) with respect to a change of control supersede those provided pursuant to the employment agreement. No other executives have employment agreements.
Grants of Plan-Based Awards in Fiscal 2007
The following table sets forth the grants of plan-based awards to our Named Executive Officers during fiscal 2007.

								All Other
								Stock
								Awards:	Grant Date
								Number of	Fair Value
		Estimated Future Payouts Under			Estimated Future Payouts Under Equity			Shares of	of Stock
		Non-Equity Incentive Plan Awards(1)			Incentive Plan Awards			Stock or	and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#) (2) (3)	(#)	($) (4)

Clinton H. Severson	4/25/2006						40,000	—	1,031,200
	4/25/2006						50,000	—	1,289,000
		108,750	435,000	870,000
Alberto R. Santa Ines	4/25/2006						20,000		515,600
		62,500	250,000	500,000
Robert B. Milder	4/25/2006						20,000	—	515,600
		72,500	290,000	580,000
Kenneth P. Aron, Ph.D.	4/25/2006						20,000	—	515,600
		62,500	250,000	500,000
Vladimir E. Ostoich, Ph.D.	4/25/2006						20,000	—	515,600
		62,500	250,000	500,000

(1)	Actual cash performance bonuses, which were approved by the Compensation Committee based on achievement of corporate financial performance goals for fiscal 2007, were paid in four installments quarterly within one month following the end of the quarter and are shown in the “Non-Equity Incentive Plan Compensation” column of the Summary Compensation Table above.

(2)	Each of the equity-based awards reported in the “Grants of Plan-Based Awards” table was granted under, and is subject to, the terms of our 2005 Equity Incentive Plan.

(3)	Represents full acceleration of the restricted stock unit awards granted during fiscal 2007 if a certain level of operating income per share is achieved during the fiscal year ended March 31, 2007. These restricted stock unit awards are subject to accelerated vesting upon achieving the following performance-based milestones:
•	upon attainment of certain pre-tax income goals by March 31, 2007, vesting will accelerate to an aggregate of 25% within one year from grant date; by March 31, 2008, vesting will accelerate to an aggregate of 25% within two years from grant date; by March 31, 2009, vesting will accelerate to an aggregate of 30%, within three years of grant date; hence, meeting pre-tax income goals in each of the fiscal years ended March 31, 2007, 2008 and 2009 can result in a cumulative vesting of 80% over three years;

•	upon attainment of certain product development objectives prior to June 30, 2007, an additional vesting of 10% would be awarded;

•	upon satisfaction of certain regulatory requirements prior to March 31, 2008, an additional vesting of 10% would be awarded; or

•	upon attainment of a certain level of operating income per share for any fiscal year during the four year vesting period, the restricted stock units will accelerate in full.

(4)	Represents the fair value of the restricted stock unit award on the date of grant, pursuant to SFAS No. 123(R). See Note 10 of the Notes to Financial Statements included in this Annual Report on Form 10-K for additional information.
Outstanding Equity Awards at Fiscal Year End
The following table shows, for the fiscal year ended March 31, 2007, certain information regarding outstanding equity awards at fiscal year end for our Named Executive Officers.

	Option Awards				Stock Awards
								Equity
							Equity	Incentive
							Incentive	Plan Awards:
							Plan Awards:	Market or
	Number of					Market	Number of	Payout Value
	Securities	Number of			Number of	Value of	Unearned	of Unearned
	Underlying	Securities			Shares or	Shares or	Shares, Units	Shares, Units
	Unexercised	Underlying			Units of	Units of	or Other	or Other
	Options	Unexercised	Option		Stock That	Stock That	Rights That	Rights That
	(#)	Options	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	Exercisable	(#)	Price	Expiration	Vested	Vested	Vested	Vested
Name	(1)	Unexercisable	($) (2)	Date	(#)	($)	(#) (3)	($) (4)

Clinton H. Severson	140,000	0	1.5625	1/26/2009
	150,000	0	4.87	4/24/2011
	9,375	1,042 (5)	3.85	4/22/2013
	50,000 (6)	0	21.65	4/20/2014
							40,000	974,800
							50,000	1,218,500
Alberto R. Santa Ines	8,000	0	8.625	1/24/2010
	5,000	0	7.875	4/3/2010
	20,000	0	4.87	4/24/2011
	2,000	0	5.47	7/24/2011
	50,000	0	3.00	7/23/2012
	39,167	833 (5)	3.85	4/22/2013
	40,000 (6)	0	21.65	4/20/2014
							20,000	487,400
Robert B. Milder	50,000	0	8.125	1/25/2010
	12,000	0	5.47	7/24/2011
	1	833 (5)	3.85	4/22/2013
	40,000 (6)	0	21.65	4/20/2014
							20,000	487,400
Kenneth P. Aron, Ph.D.	60,000	0	7.5625	2/7/2010
	50,000	0	6.31	10/31/2010
	4,500	0	5.47	7/24/2011
	1,667	833 (5)	3.85	4/22/2013
	40,000 (6)	0	21.65	4/20/2014
							20,000	487,400
Vladimir E. Ostoich, Ph.D.	25,000	0	1.875	10/26/2008
	25,000	0	2.25	4/27/2009
	16,000	0	8.125	1/25/2010
	38,000	0	4.87	4/24/2011
	9,500	0	5.47	7/24/2011
	39,167	833 (5)	3.85	4/22/2013
	40,000 (6)	0	21.65	4/20/2014
							20,000	487,400

(1)	Options granted to the Named Executive Officers expire 10 years after the grant date. All options vest one-fourth on the first anniversary date of grant and vests at a rate of 1/48th for each full month thereafter, except as otherwise noted.

(2)	Represents the fair value of our common stock on the grant date of the option.

(3)	The four year time-based vesting terms of the restricted stock units is as follows, assuming continuous employment: five percent of the shares vest on April 25, 2007; ten percent of the shares vest on April 25, 2008; 15 percent of the shares vest on April 25, 2009; and 70 percent of the shares vest on April 25, 2010. Additionally, these restricted stock unit awards are also subject to accelerated vesting upon achieving the following performance-based milestones:
•	upon attainment of certain pre-tax income goals by March 31, 2007, vesting will accelerate to an aggregate of 25% within one year from grant date; by March 31, 2008, vesting will accelerate to an aggregate of 25% within two years from grant date; by March 31, 2009, vesting will accelerate to an aggregate of 30%, within three years of grant date; hence, meeting pre-tax income goals in each of the fiscal years ended March 31, 2007, 2008 and 2009 can result in a cumulative vesting of 80% over three years;

•	upon attainment of certain product development objectives prior to June 30, 2007, an additional vesting of 10% would be awarded;

•	upon satisfaction of certain regulatory requirements prior to March 31, 2008, an additional vesting of 10% would be awarded; or

•	upon attainment of a certain level of operating income per share for any fiscal year during the four year vesting period, the restricted stock units will accelerate in full.
In each case, vesting of the equity award is conditioned upon the Named Executive Officer’s continuous employment through the applicable vesting date.

(4)	The value of the equity award is based on the closing price of our common stock of $24.37 on March 30, 2007, the last trading day of our fiscal 2007, as reported on the NASDAQ Global Select Market.

(5)	100% of these shares will become exercisable on April 22, 2007.

(6)	These options were accelerated in full by our Board of Directors and became fully vested on December 5, 2005. However, pursuant to a lock-up and consent agreement entered into with each of our Named Executive Officers, these options may not be exercised prior to the date on which the exercise would have been permitted under the vesting schedule set forth in footnote 1, or earlier upon the Named Executive Officer’s last day of employment or a change in control.
Option Exercises and Stock Vested in Fiscal 2007
The following table shows all shares of common stock acquired upon exercise of stock options and value realized upon exercise, and all stock awards vested and value realized upon vesting, held by our Named Executive Officers during fiscal 2007.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized On	Acquired on	Value Realized On
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($) (1)	(#)	($) (2)

Clinton H. Severson	413,583	6,264,359	—	—
Alberto R. Santa Ines	4,000	55,180	—	—
Robert B. Milder	166,166	3,428,147	—	—
Kenneth P. Aron, Ph.D.	87,500	1,783,673	—	—
Vladimir E. Ostoich, Ph.D.	56,000	885,410	—	—

(1)	The value realized equals the difference between the option exercise price and the fair market value of our common stock on the date of exercise, as reported on the NASDAQ Global Market, multiplied by the number of shares for which the option was exercised.

(2)	Restricted stock units were not granted prior to fiscal 2007. There were no restricted stock units vested during fiscal 2007.

Severance and Change in Control Agreements
Employment Agreement
In August 2005, we entered into an employment agreement with Clinton H. Severson, our President and Chief Executive Officer, which provides Mr. Severson with two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause. Certain severance benefits provided pursuant to the Severance Plan (described in “Change of Control Agreements” below) with respect to a change of control supersede those provided pursuant to the employment agreement. No other executives have employment agreements.
Executive Change of Control Severance Plan
In July 2006, our Board of Directors, after considering a change of control program analysis from the Compensation Peer Group prepared by an independent compensation expert and upon the recommendation of the Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”). The Severance Plan was adopted by the Board to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control. Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board. The Board has designated the following executive officers as participants in the Severance Plan: Clinton H. Severson, our Chairman, President and Chief Executive Officer; Alberto R. Santa Ines, our Chief Financial Officer and Vice President of Finance; Robert B. Milder, our Chief Operations Officer; Vladimir E. Ostoich, Ph.D., our Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim; Kenneth P. Aron, Ph.D., Vice President of Research and Development; Christopher M. Bernard, our Vice President of Marketing and Sales, Medical Market; and Martin V. Mulroy, our Vice President of Marketing and Sales, Veterinary Market.
The Severance Plan provides that upon the occurrence of a change of control a participant’s outstanding stock option(s) and restricted stock units will accelerate in full and such equity instrument shall become immediately exercisable at the closing of the change of control event.
If the participant’s employment is terminated by us for any reason other than cause, death, or disability within 18 months from the change of control date, the participant is eligible to receive severance benefits as follows:
•	a lump sum payment equal to two times the sum of the participant’s annual salary and the participant’s target annual bonus amount for the year in which the change of control occurs;

•	a lump sum payment relating to all options or instruments, which were not exercised as of the termination date, in an amount equal to the difference between the share price established in the change of control transaction and the exercise price of the instrument;

•	payment of 24 months of premiums for medical, dental, disability and life insurance benefits, provided, however, that if the participant becomes eligible to receive comparable benefits under another employer’s plan, the Company’s benefits shall be secondary to those provided under such other plan; and

•	payment of an amount equal to any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended.
Payment of the foregoing severance benefits is conditioned upon the participant’s execution of a valid and effective release of claims from us.
Incentive Plans
Under our 2005 Equity Incentive Plan, (the “2005 EIP”) in the event of a “change in control,” as such term is defined by the 2005 EIP, the surviving, continuing, successor or purchasing entity or its parent may, without the consent of any participant, either assume or continue in effect any or all outstanding options and stock appreciation rights or substitute substantially equivalent options or rights for its stock. Any options or stock appreciation rights which are not assumed or continued in connection with a change in control or exercised prior to the change in control will terminate effective as of the time of the change in control. The Compensation Committee may provide for the acceleration of vesting of any or all outstanding options or stock appreciation rights upon such terms and to such extent as it determines. The 2005 EIP also authorizes the Compensation Committee, in its discretion and without the consent of any participant, to cancel each or any outstanding option or stock appreciation right upon a change in control in exchange for a payment to the participant with respect to each vested share (and each unvested share if so determined by the Compensation Committee) subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share under the award. The Compensation Committee, in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of any stock award, restricted stock unit award, performance share or performance unit, cash-based award or other share-based award held by a participant upon such conditions and to such extent as determined by the Compensation Committee. It is currently anticipated that awards granted to executive officers will accelerate fully on a change of control. The vesting of non-employee director awards granted under the 2005 EIP automatically will accelerate in full upon a change in control.
All outstanding stock options under our 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”) are fully vested and no additional options will be granted under the Directors Plan. Our Directors Plan provides that, in the event of a transfer of control of the company, the surviving, continuing, successor or purchasing corporation or a parent corporation thereof, as the case may be, shall either assume our rights and obligations under stock option agreements outstanding under our option plans or substitute options for the acquiring corporation’s stock for such outstanding options. Any options which are neither assumed by the acquiring corporation, nor exercised as of the date of the transfer of control, shall terminate effective as of the date of the transfer of control.
As described above, certain additional compensation is payable to a Named Executive Officer (i) if his employment was involuntarily terminated without cause, (ii) upon a change in control or (iii) if his employment was terminated involuntarily following a change in control. The amounts shown in the table below assume that such termination was effective as of March 31, 2007, and do not include amounts in which the Named Executive Officer had already vested as of March 31, 2007. The actual compensation to be paid can only be determined at the time of the change in control and/or a Named Executive Officer’s termination of employment.
Potential Payments Upon Termination or Change in Control

			Involuntary
	Involuntary		Termination Without
	Termination	Change In Control	Cause Following a
Executive Benefits and Payments Upon Separation	Without Cause (1)	(No Termination)	Change In Control (2)

Clinton H. Severson
Salary and bonus	$1,595,000	—	$1,595,000
Vesting of stock options (3)	$21,382	$21,382	$21,382
Vesting of restricted stock units (4)	$2,193,300	$2,193,300	$2,193,300
Health and welfare benefits	$11,916	—	$11,916
Total	$3,821,598	$2,214,682	$3,821,598

Alberto R. Santa Ines
Salary and bonus	—	—	$884,353
Vesting of stock options (3)	—	$17,093	$17,093
Vesting of restricted stock units (4)	—	$487,400	$487,400
Health and welfare benefits	—	—	$10,724
Total	—	$504,493	$1,399,570

Robert B. Milder
Salary and bonus	—	—	$1,009,951
Vesting of stock options (3)	—	$17,093	$17,093
Vesting of restricted stock units (4)	—	$487,400	$487,400
Health and welfare benefits	—	—	$30,332
Total	—	$504,493	$1,544,776

Kenneth P. Aron, Ph.D.
Salary and bonus	—	—	$912,692
Vesting of stock options (3)	—	$17,093	$17,093
Vesting of restricted stock units (4)	—	$487,400	$487,400
Health and welfare benefits	—	—	$30,184
Total	—	$504,493	$1,447,369

Vladimir E. Ostoich, Ph.D.
Salary and bonus	—	—	$933,786
Vesting of stock options (3)	—	$17,093	$17,093
Vesting of restricted stock units (4)	—	$487,400	$487,400
Health and welfare benefits	—	—	$22,026
Total	—	$504,493	$1,460,305

(1)	Amounts relate to payments to Mr. Severson equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other for than cause (as defined in Mr. Severson’s employment agreement).

(2)	Amounts assume that the Named Executive Officer was terminated without cause or due to constructive termination during the eighteen-month period following a change in control.

(3)	The value of the stock option assumes that the market price per share of our common stock on the date of termination of employment was equal to the closing price of our common stock of $24.37 on March 30, 2007, the last trading day of our fiscal 2007, as reported on the NASDAQ Global Select Market. The value is calculated based upon the difference between the option exercise price and $24.37.

(4)	The value of the restricted stock unit assumes that the market price per share of our common stock on the date of termination of employment was equal to the closing price of our common stock of $24.37 on March 30, 2007, the last trading day of our fiscal 2007, as reported on the NASDAQ Global Select Market.
DIRECTOR COMPENSATION
Director Compensation Table
The table below summarizes the compensation paid to our non-employee directors for fiscal 2007.

	Fees Earned or			All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Total
Name (1)	($)	($) (2) (3) (4)	($) (5)	($) (6)	($)

Richard J. Bastiani, Ph.D.	25,000	33,680	—	—	58,680
Henk J. Evenhuis	27,000	33,680	—	—	60,680
Brenton G. A. Hanlon	23,000	33,680	—	—	56,680
Prithipal Singh, Ph.D.	22,000	33,680	—	—	55,680
Ernest S. Tucker, III, M.D.	22,000	33,680	—	1,001	56,681

(1)	Clinton H. Severson, our Chief Executive Officer and Director, is not included in this table as he is an employee of the Company and receives no compensation for his services as a director. The compensation received by Mr. Severson as an employee is shown in the “Summary Compensation Table” above.

(2)	Amounts listed in this column represent our accounting expense for these awards, over the requisite service period, in accordance with SFAS No. 123(R). For a discussion of the assumptions used in determining the fair value of awards of restricted stock units in the above table, see Note 10 of the Notes to Financial Statements in this Annual Report on Form 10-K. Restricted stock units were not granted to non-employee directors prior to fiscal 2007. No stock awards were forfeited by any of our non-employee directors during 2007.

(3)	Each non-employee director listed in the table above was granted an award of 1,500 restricted stock units on April 25, 2006 under our 2005 EIP. The grant date fair value, as determined in accordance with SFAS No. 123(R), of the restricted stock units granted during fiscal 2007 for each of the directors listed in the table above was $38,670.

(4)	As of March 31, 2007, none of our non-employee directors held any outstanding and vested restricted stock units.

(5)	No options were awarded to our non-employee directors in fiscal 2007. As of March 31, 2007, each non-employee director has the following number of options outstanding: Dr. Bastiani, 28,000; Mr. Evenhuis, 18,000; Mr. Hanlon, 28,000; Dr. Singh, 26,000; and Dr. Tucker, 22,000 shares.

(6)	Represents the reimbursement of travel expenses.
Cash Compensation Paid to Board Members
During fiscal 2007, all non-employee directors received an annual retainer of $12,000. The non-employee Chairs of our Audit Committee and Compensation Committee received an annual supplement of $5,000 and $2,000, respectively. Our non-employee directors each received $1,250 per board meeting attended and $1,000 per committee meeting attended. We also reimburse our non-employee directors for reasonable travel expenses incurred in connection with attending board and committee meetings. Directors who are employees receive no compensation for their service as directors.

Equity Compensation Paid to Board Members
Non-employee directors are eligible to receive awards under the 2005 EIP, but such awards are discretionary and not automatic. In fiscal 2007, each non-employee director received 1,500 restricted stock units granted under the 2005 EIP. Each award of restricted stock units represents the right of the participant to receive, without payment of monetary consideration, on the vesting date, a number of shares of common stock equal to the number of units vesting on such date. Subject to the director’s continued service with us through the applicable vesting date, each restricted stock unit award will vest in full 12 months after the grant date. Under the terms of the 2005 EIP, the vesting of each non-employee director restricted stock unit award will also be accelerated in full in the event of a “change in control,” as defined in the 2005 EIP.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 31, 2007 by (i) the persons named in the Summary Compensation Table; (ii) each of our directors; (iii) all of our executive officers and directors as a group and (iv) four holders of at least five percent of our common stock. The persons named in the table have sole or shared voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

		Percent of Abaxis
	Shares	Common Stock
	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned (1)

Five Percent Holders:
Wasatch Advisors, Inc. (3)	2,198,987	9.8%
FMR Corp. (4)	2,106,675	9.4%
Lord, Abbett & Co. LLC (5)	1,469,837	6.6%
The TCW Group, Inc. (6)	1,162,924	5.2%

Executive Officers: (2)
Clinton H. Severson (7)	721,536	3.2%
Vladimir E. Ostoich, Ph.D. (8)	442,380	2.0%
Alberto R. Santa Ines (9)	169,647	*
Kenneth P. Aron, Ph.D. (10)	146,980	*
Robert B. Milder (11)	127,805	*

Outside Directors: (2)
Richard J. Bastiani, Ph.D. (12)	76,500	*
Brenton G. A. Hanlon (13)	32,500	*
Prithipal Singh, Ph.D. (14)	32,500	*
Ernest S. Tucker, III, M.D. (15)	22,000	*
Henk J. Evenhuis (16)	19,500	*

Executive officers and directors as a group (12 persons) (17)	1,818,153	8.1%

*	Less than one percent.

(1)	The percentages shown in this column are calculated based on 21,287,951 shares of common stock outstanding on May 31, 2007 and includes shares of common stock that such person or group had the right to acquire on or within 60 days after that date, including, but not limited to, upon the exercise of options.

(2)	The business address of the beneficial owners listed is c/o Abaxis, Inc., 3240 Whipple Road, Union City, CA 94587.

(3)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 15, 2007 by Wasatch Advisors, Inc., reporting sole power to vote and dispose of 2,198,987 shares. The business address for Wasatch Advisors, Inc. is 150 Social Hall Avenue, Salt Lake City, UT 84111.

(4)	Based on information set forth in a Schedule 13G filed with the SEC on May 10, 2007 by FMR Corp., reporting sole power to vote and dispose of 545,375 and 2,106,675 shares, respectively. The business address for FMR Corp. is 82 Devonshire Street, Boston, Massachusetts, 02109.

(5)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2007 by Lord, Abbett & Co. LLC, reporting sole power to vote and dispose of 1,348,337 and 1,469,837 shares, respectively. The business address for Lord, Abbett & Co. LLC is 90 Hudson Street, Jersey City, NJ 07302.

(6)	Based on information set forth in a Schedule 13G filed with the SEC on February 12, 2007 by The TCW Group, Inc., on behalf of the TCW Business Unit, reporting shared power to vote and dispose of 633,108 and 1,162,924 shares, respectively. The business address for The TCW Group, Inc. is 865 South Figueroa Street, Los Angeles, CA 90017.

(7)	Includes:
•	371,119 shares held by Mr. Severson; and

•	350,417 shares subject to stock options exercisable by Mr. Severson within sixty days of May 31, 2007.
(8)	Includes:
•	94,797 shares held by Dr. Ostoich;

•	26,355 shares held by Dr. Ostoich’s IRA;

•	22,400 shares held by Mrs. Ostoich’s IRA;

•	117,328 shares held by the Vladimir Ostoich and Liliana Ostoich Trust Fund, for the benefit of Dr. Ostoich and his wife; and

•	181,500 shares subject to stock options exercisable by Dr. Ostoich within sixty days of May 31, 2007.
(9)	Includes:
•	18,647 shares held by Mr. Santa Ines; and

•	151,000 shares subject to stock options exercisable by Mr. Santa Ines within sixty days of May 31, 2007.
(10)	Includes:
•	9,980 shares held by Dr. Aron; and

•	137,000 shares subject to stock options exercisable by Dr. Aron within sixty days of May 31, 2007.
(11)	Includes:
•	25,805 shares held by Mr. Milder; and

•	102,000 shares subject to stock options exercisable by Mr. Milder within sixty days of May 31, 2007.
(12)	Includes:
•	48,500 shares held by Dr. Bastiani; and

•	28,000 shares subject to stock options exercisable by Dr. Bastiani within sixty days of May 31, 2007.
(13)	Includes:
•	4,500 shares held by Mr. Hanlon; and

•	28,000 shares subject to stock options exercisable by Mr. Hanlon within sixty days of May 31, 2007.
(14)	Includes:
•	6,500 shares held by Dr. Singh; and

•	26,000 shares subject to stock options exercisable by Dr. Singh within sixty days of May 31, 2007.
(15)	Reflects:
•	22,000 shares subject to stock options exercisable by Dr. Tucker within sixty days of May 31, 2007.
(16)	Includes:
•	1,500 shares held by Mr. Evenhuis; and

•	18,000 shares subject to stock options exercisable by Mr. Evenhuis within sixty days of May 31, 2007.
(17)	Includes:
•	750,087 shares; and

•	1,068,066 shares subject to stock options exercisable within sixty days of May 31, 2007.

Securities Authorized for Issuance Under Equity Compensation Plans
Abaxis has two equity incentive plans under which our equity securities are or have been authorized for issuance to our employees, directors and consultants: (i) the 2005 Equity Incentive Plan (the “Equity Incentive Plan”), which amended and restated the 1998 Stock Option Plan, and (ii) the 1992 Outside Directors Stock Option Plan (the “Directors Plan”). Both the Equity Incentive Plan and the Directors Plan have been approved by our shareholders. In June 2002, the time period for granting options under the Directors Plan expired in accordance with the terms of the plan.
From time to time we issue warrants to purchase shares of our common stock to non-employees, such as service providers and purchasers of our preferred stock.
The following table provides aggregate information as of March 31, 2007 regarding (i) outstanding options, unvested restricted stock units and shares reserved under our equity compensation plans and (ii) outstanding warrants to purchase our common stock.
Equity Compensation Information

			Number of
			Securities
			Remaining
	Number of Securities		Available for
	to be	Weighted-Average Exercise	Future Issuance
	Issued Upon Exercise of	Price of Outstanding	under Equity
	Outstanding Options,	Options, Warrants and	Compensation
Plan Category	Warrants and Rights	Rights	Plans (1)

Equity compensation plans approved by our shareholders:
2005 Equity Incentive Plan (2)	1,808,000	$7.95 (3)	614,000
1992 Outside Directors’ Stock Option Plan	64,000	$4.59	—

Equity securities not approved by our shareholders:
Warrants to purchase common stock (4)	65,000	$7.00	—

Total:	1,937,000	$7.78 (3)	614,000

(1)	The shares are available for award grant purposes under the Equity Incentive Plan and excludes shares listed under the column “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(2)	The Equity Incentive Plan amended and restated the 1998 Stock Option Plan in October 2005. To date, share-based awards granted under the plan includes stock options and restricted stock units.

(3)	Excludes outstanding and unvested restricted stock unit awards, for which there is no exercise price.

(4)	Consists of warrants issued to purchase an aggregate of 65,000 shares of common stock that were issued to purchasers of the Company’s Series E convertible preferred stock at a per share exercise price of $7.00. These warrants expired in April 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Transactions
During the fiscal year ended March 31, 2007, there was not, nor is there any currently proposed transaction or series of similar transactions to which Abaxis was or is to be a party in which the amount involved exceeds $120,000 and in which any executive officer, director or holder of more than 5% of any class of voting securities of Abaxis and members of that person’s immediate family had or will have a direct or indirect material interest, other than as set forth in the “Summary Compensation Table” above.
Indemnification Agreements
We generally enter into indemnity agreements with our directors and certain of our executive officers. These indemnity agreements require us to indemnify these individuals to the fullest extent permitted by law.

Related-Person Transactions Policy and Procedures
Pursuant to the requirements set forth in the charter of our Audit Committee, our Audit Committee is responsible for reviewing and approving any related-party transactions, after reviewing each such transaction for potential conflicts of interests and other improprieties. We do not have any additional written procedures governing the process for addressing related-person transactions. However, in approving or rejecting proposed transactions, our audit committee generally considers the relevant facts and circumstances available and deemed relevant, including, but not limited to the risks, costs and benefits to us, the terms of the transaction, the availability of other sources for comparable services or products, and, if applicable, the impact on a director’s independence.
As required under the NASDAQ listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the NASDAQ listing standards, as in effect time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management, and its independent registered public accounting firm, the Board has affirmatively determined that the following five directors are independent directors within the meaning of the applicable NASDAQ listing standards: Messrs. Evenhuis and Hanlon and Drs. Bastiani, Singh and Tucker. In making this determination, the Board found that none of the directors had a material or other disqualifying relationship with the Company. Mr. Severson, the Company’s Chairman, President and Chief Executive Officer, is not an independent director by virtue of his employment with the Company.
Item 14. Principal Accountant Fees and Services
For the fiscal years ended March 31, 2007 and 2006, our independent registered public accounting firm, Burr, Pilger & Mayer LLP billed the approximate fees set forth below.

	Year Ended March 31,
	2007	2006

Audit Fees (1)	$580,000	$527,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	—	—

Total All Fees	$580,000	$527,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements, including attestation services related to Section 404 of the Sarbanes-Oxley Act of 2002. Audit fees do not include $270,000 that were billed for services in our fiscal year ended March 31, 2006 for professional services provided by Deloitte & Touche LLP, our former independent registered public accounting firm.

(2)	All other fees consist of fees for products and services other than the services reported above and do not include $67,000 in fees for professional services provided by Deloitte & Touche LLP, primarily related to the preparation of tax returns and various other services after their dismissal in August 2005.
Pre-Approval Policies and Procedures
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
PART IV
Item 15. Exhibits and Financial Statement Schedules
     (a) The following financial statements, schedules and exhibits are filed as part of this report:
1.	Financial Statements — The Financial Statements required by this item are listed on the Index to Financial Statements in Part II, Item 8 of this report, which is incorporated by reference herein.

2.	Financial Statement Schedules -
•	Schedule II — Valuation and Qualifying Accounts and Reserves

•	Other financial statement schedules are not included because they are not required or the information is otherwise shown in the financial statements or notes thereto.
3.	Exhibits — The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this report.
(b)	See Item 15(a)(3) above.

(c)	See Item 15(a)(2) above.
Abaxis, Inc.
Schedule II
Valuation and Qualifying Accounts and Reserves
Years ended March 31, 2007, 2006 and 2005

	Balance at	Additions
	Beginning of	Charged to	Deductions from	Balance at End
Description	Year	Expenses	Reserves	of Year

Year ended March 31, 2007:
Allowance for Doubtful Accounts	$109,000	$78,000	$13,000	$174,000
Reserve for Sales Allowances	234,000	849,000	715,000	368,000

Total Reserve for Doubtful Accounts and Sales Allowances	$343,000	$927,000	$728,000	$542,000

Year ended March 31, 2006:
Allowance for Doubtful Accounts	$204,000	$83,000	$178,000	$109,000
Reserve for Sales Allowances	278,000	549,000	593,000	234,000

Total Reserve for Doubtful Accounts and Sales Allowances	$482,000	$632,000	$771,000	$343,000

Year ended March 31, 2005:
Allowance for Doubtful Accounts	$175,000	$39,000	$10,000	$204,000
Reserve for Sales Allowances	82,000	578,000	382,000	278,000

Total Reserve for Doubtful Accounts and Sales Allowances	$257,000	$617,000	$392,000	$482,000

Exhibit Index

Exhibit No.	Description of Document
3.1	Restated Articles of Incorporation (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 1993 and incorporated herein by reference.)

3.2	By-laws (Filed with the Securities and Exchange Commission in our Registration Statement No. 33-44326 on December 11, 1991 and incorporated herein by reference.)

4.1	Registration Rights Agreement, dated as of March 29, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on May 13, 2002 and incorporated herein by reference.)

4.2	Form of Warrant Agreement issued to purchasers of Series E Convertible Preferred Stock (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on May 13, 2002 and incorporated herein by reference.)

4.3	Reference is made to Exhibit 3.1 and Exhibit 3.2.

10.1*	1989 Stock Option Plan, as amended and restated as the 1998 Stock Option Plan (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.)

10.2*	1992 Outside Directors Stock Option Plan and forms of agreement (Filed with the Securities and Exchange Commission as an exhibit with our Def 14A Proxy Statement on August 10, 1992 and incorporated herein by reference.)

10.3*	401(k) Defined Contribution Plan (Filed with the Securities and Exchange Commission in our Registration Statement No. 33-44326 on December 11, 1991 and incorporated herein by reference.)

10.4+	Licensing agreement between Abaxis, Inc. and Pharmacia Biotech, Inc., dated October 1, 1994 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.)

10.5	Lease Agreement with Principal Development Investors, LLC, dated June 21, 2000 (Filed with the Securities and Exchange Commission as an exhibit with our Registration Statement on Form S-3 on January 10, 2001 and incorporated herein by reference.)

10.6	Loan and Security Agreement with Comerica Bank California, dated March 13, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.)

10.7	First and Second Modification to Loan and Security Agreement with Comerica Bank California, dated March 29, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.)

10.8	Loan Revision/Extension Agreement with Comerica Bank California, dated March 29, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.)

10.9	Loan Revision/Extension Agreement with Comerica Bank California, dated September 23, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.)

10.10+	Letter Setting Forth Additional Terms of Relationship Between Abaxis, Inc. and Pharmacia Biotech, dated as of June 9, 1997 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.)

10.11+	Manufacturing and Supply Agreement by and between Diatron Messtechnik GmbH and Abaxis, Inc., dated November 13, 2003 (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and incorporated herein by reference.)

Exhibit No.	Description of Document
10.12	Distribution Agreement by and between Scil Animal Care Company GmbH and Abaxis, Inc., dated September 1, 2001 (Filed with the Securities and Exchange Commission as an exhibit with Amendment Number One to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002, on December 24, 2002 and incorporated herein by reference.)

10.13	Abaxis, Inc. and Equiserve Trust Company, N.A. as Rights Agent, Rights Agreement, dated as of April 23, 2003 (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on May 16, 2003 and incorporated herein by reference.)

10.14	Loan and Security Agreement by and between Abaxis, Inc. and Comerica Bank California, dated as of September 8, 2003 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.)

10.15	First Modification to Business Loan Agreement with Comerica Bank California, dated September 15, 2004 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)

10.16*	Employment Agreement with Mr. Clinton H. Severson, dated July 11, 2005 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.)

10.17*	Form of Lock-up and Consent (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on December 7, 2005 and incorporated herein by reference.)

10.18*	2005 Equity Incentive Plan, including related agreements and forms (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and incorporated herein by reference.)

10.19*	Abaxis, Inc. Executive Change of Control Severance Plan (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.)

10.20++	Amendment, dated September 21, 2006, to the Manufacturing and Supply Agreement by and between Diatron Messtechnik GmbH and Abaxis, Inc., dated November 13, 2003 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

10.21++	Distribution Agreement by and between Walco International, Inc. (d/b/a DVM Resources) and Abaxis, Inc., dated April 1, 2006. (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

10.22*	Fiscal 2008 Base Salary and Target Bonus for the Named Executive Officers (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on May 1, 2007 and incorporated herein by reference.)

23.1	Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm

23.2	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

24.1	Power of Attorney. Reference is made to the Signature Page hereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment of certain portions of this agreement has been granted by the Securities and Exchange Commission.

++	Confidential treatment of certain portions of this agreement has been requested from the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

#	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2007.

ABAXIS, INC.
By	/s/ Clinton H. Severson
Clinton H. Severson
Chairman of the Board, President and Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENT, that each person whose signature appears below constitutes and appoints Clinton H. Severson and Alberto R. Santa Ines, and each of them, acting individually, as his attorney-in-fact, each with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Severson Clinton H. Severson	President, Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2007

/s/ Alberto R. Santa Ines Alberto R. Santa Ines	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	June 14, 2007

/s/ Richard J. Bastiani, Ph.D. Richard J. Bastiani	Director	June 14, 2007

/s/ Henk J. Evenhuis Henk J. Evenhuis	Director	June 14, 2007

/s/ Brenton G. A. Hanlon Brenton G. A. Hanlon	Director	June 14, 2007

/s/ Prithipal Singh, Ph.D. Prithipal Singh, Ph.D.	Director	June 14, 2007

/s/ Ernest S. Tucker III Ernest S. Tucker III	Director	June 14, 2007