Form 10-Q
period 2007-06-30
ABAXIS INC
filed 2007-08-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

or

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

Yes ☐ No ☒

As of August 6, 2007, there were 21,440,000 shares of the Registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q

For the Quarter Ended June 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006

Revenues	$22,931,000	$20,358,000
Cost of revenues	9,915,000	8,921,000
Gross profit	13,016,000	11,437,000

Operating expenses:
Research and development	1,653,000	1,717,000
Sales and marketing	5,229,000	4,471,000
General and administrative	1,651,000	1,584,000
Total operating expenses	8,533,000	7,772,000

Income from operations	4,483,000	3,665,000
Interest and other income (expense), net	499,000	336,000
Income before income taxes	4,982,000	4,001,000
Income tax provision	1,884,000	1,600,000
Net income	$3,098,000	$2,401,000

Net income per share:
Basic net income per share	$0.15	$0.12
Diluted net income per share	$0.14	$0.11

Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	21,311,000	20,268,000
Weighted average common shares outstanding - diluted	22,102,000	21,758,000

Share-based compensation expense by function:
Cost of revenues	$20,000	$20,000
Research and development	35,000	27,000
Sales and marketing	80,000	77,000
General and administrative	122,000	66,000
Total share-based compensation expense	$257,000	$190,000

See accompanying Notes to the Unaudited Condensed Financial Statements.

ABAXIS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	June 30,	March 31,
	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$9,159,000	$10,183,000
Short-term investments	40,315,000	35,028,000
Trade receivables (net of allowances of $499,000 at June 30, 2007 and $542,000 at March 31, 2007)	15,348,000	16,929,000
Inventories, net	16,682,000	14,813,000
Prepaid expenses	935,000	1,321,000
Net deferred tax asset - current	7,416,000	8,979,000
Total current assets	89,855,000	87,253,000
Property and equipment, net	12,870,000	12,662,000
Intangible assets, net	431,000	450,000
Other assets	29,000	38,000
Net deferred tax asset - non-current	2,312,000	2,312,000
Total assets	$105,497,000	$102,715,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,553,000	$6,505,000
Accrued payroll and related expenses	3,052,000	3,830,000
Other accrued liabilities	1,091,000	1,169,000
Deferred revenue	819,000	917,000
Warranty reserve	615,000	315,000
Total current liabilities	11,130,000	12,736,000

Non-current liabilities:
Deferred rent	367,000	391,000
Deferred revenue	1,095,000	1,244,000
Warranty reserve	295,000	532,000
Total non-current liabilities	1,757,000	2,167,000

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 35,000,000 shares authorized; 21,425,000 and 21,207,000 shares issued and outstanding at June 30, 2007 and at March 31, 2007, respectively	104,982,000	103,282,000
Accumulated deficit	(12,372,000)	(15,470,000)
Total shareholders' equity	92,610,000	87,812,000
Total liabilities and shareholders' equity	$105,497,000	$102,715,000

See accompanying Notes to the Unaudited Condensed Financial Statements.

ABAXIS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Operating activities:
Net income	$3,098,000	$2,401,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	810,000	626,000
Loss on disposal of property and equipment	2,000	2,000
Share-based compensation expense	257,000	190,000
Excess tax benefits from share-based awards	(119,000)	-
Changes in assets and liabilities:
Trade receivables, net	1,581,000	1,030,000
Inventories, net	(2,142,000)	(390,000)
Prepaid expenses	505,000	(770,000)
Other assets	9,000	12,000
Net deferred tax assets	1,563,000	1,447,000
Accounts payable	(952,000)	(282,000)
Accrued payroll and related expenses	(778,000)	(586,000)
Other accrued liabilities	(78,000)	73,000
Deferred rent	(24,000)	(36,000)
Deferred revenue	(247,000)	(98,000)
Warranty reserve	63,000	19,000
Other long-term liabilities	-	(4,000)
Net cash provided by operating activities	3,548,000	3,634,000

Investing activities:
Purchases of available-for-sale investments	(14,675,000)	(20,524,000)
Purchases of held-to-maturity investments	(9,240,000)	-
Proceeds from maturities of available-for-sale investments	-	14,288,000
Proceeds from maturities of held-to-maturity investments	18,628,000	-
Purchases of property and equipment	(721,000)	(468,000)
Net cash used in investing activities	(6,008,000)	(6,704,000)

Financing activities:
Proceeds from issuance of common stock under stock plans, net	1,317,000	2,126,000
Excess tax benefits from share-based awards	119,000	-
Net cash provided by financing activities	1,436,000	2,126,000

Net decrease in cash and cash equivalents	(1,024,000)	(944,000)
Cash and cash equivalents at beginning of period	10,183,000	10,164,000
Cash and cash equivalents at end of period	$9,159,000	$9,220,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,000	$4,000
Cash paid for income taxes, net of refunds	$18,000	$157,000

Supplemental disclosure of non-cash information:
Change in unrealized gains on short-term investments, net of tax	$-	$56,000
Transfers of equipment between inventory and property and equipment	$280,000	$324,000

See accompanying Notes to the Unaudited Condensed Financial Statements.

ABAXIS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Abaxis, Inc. (the “Company”), incorporated in California in 1989, and develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.

Basis of Presentation. The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the period ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2008 or for any future period.

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

Use of Estimates in Preparation of Financial Statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include allowance for doubtful accounts, sales and other allowances, inventory reserves, income taxes, a valuation allowance for net deferred tax assets, share-based compensation and warranty reserves. Actual results may differ from these estimates.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48

Effective April 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of implementing FIN 48, the Company did not change the amount of unrecognized tax benefits related to tax positions taken in prior periods. The Company did not have any unrecognized tax benefits as of April 1, 2007, the date of adoption, or as of June 30, 2007. Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to gross unrecognized tax benefits within its provision for income taxes did not change. For the three months ended June 30, 2007, the Company did not recognize any interest and penalties related to unrecognized tax benefits. The Company files income tax returns in the United States federal jurisdiction and various states. The Company is not under examination for any of these jurisdictions.

SFAS No. 157

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS No. 157 will be effective for the Company on April 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position, cash flows and results of operations.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Unrealized gains and losses on instruments for which the fair value option has been elected are reported in earnings at each subsequent reporting period. SFAS No. 159 will be effective for the Company on April 1, 2008. The Company is currently studying the guidelines of SFAS No. 159 and has not yet determined the expected impact of the implementation of SFAS No. 159 on its financial position, cash flows and results of operations.

NOTE 3. SHORT-TERM INVESTMENTS

As of June 30, 2007 and March 31, 2007, investments were classified as short-term investments. The contractual maturities for corporate debt securities were less than one year. Auction rate securities with maturities beyond one year were classified as short-term investments, based on their highly liquid nature and due to the frequency with which the interest rate is reset.

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

The amortized cost, unrealized gains and market value of short-term investments were as follows:

	June 30, 2007			March 31, 2007
	Amortized	Unrealized	Market	Amortized	Unrealized	Market
	Cost	Gains	Value	Cost	Gains	Value
Available-for-sale:
Auction rate securities	$31,075,000	$-	$31,075,000	$16,400,000	$-	$16,400,000
Total available-for-sale	31,075,000	-	31,075,000	16,400,000	-	16,400,000

Held-to-maturity:
Corporate debt securities	9,240,000	-	9,240,000	18,628,000	-	18,628,000
Total held-to-maturity	9,240,000	-	9,240,000	18,628,000	-	18,628,000

Total short-term investments	$40,315,000	$-	$40,315,000	$35,028,000	$-	$35,028,000

NOTE 4. INVENTORIES, NET

Inventories, net, include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories, net, were as follows:

	June 30,	March 31,
	2007	2007
Raw materials	$8,060,000	$7,974,000
Work-in-process	4,823,000	3,203,000
Finished goods	3,799,000	3,636,000
Inventories, net	$16,682,000	$14,813,000

NOTE 5. WARRANTY RESERVES

The Company provides for the estimated future costs to be incurred under the Company’s standard warranty obligation on its instruments. Through fiscal 2005, the Company’s standard warranty obligation was one year. Since the beginning of fiscal 2006, the Company’s standard warranty obligation is two years. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The estimated accrual for warranty exposure is based on historical experience, estimated product failure rates, material usage, freight incurred in repairing the instrument after failure and known design changes. The Company evaluates its estimates on an ongoing basis and believes it has the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in the Company’s warranty reserve accrual in the period in which the change was identified.

The change in the Company’s accrued warranty reserve during the three months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended
	June 30,
	2007	2006
Balance at beginning of period	$847,000	$472,000
Provision for warranty expense	262,000	55,000
Warranty costs incurred	(199,000)	(36,000)
Balance at end of period	910,000	491,000
Non-current portion of warranty reserve	295,000	197,000
Current portion of warranty reserve	$615,000	$294,000

NOTE 6. LINE OF CREDIT

The Company has a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000. The line of credit terminates upon notification by either party and any outstanding balance is payable upon demand. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 8.00% at June 30, 2007, and is payable monthly. Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for the Company’s facilities lease at June 30, 2007. At June 30, 2007, there was no amount outstanding under the Company’s line of credit. The weighted average interest rates on the line of credit during the three months ended June 30, 2007 and 2006 were 8.00% and 7.65%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. At June 30, 2007, the Company was in compliance with each of these covenants. Included in these financial covenants, among other stipulations, are the following requirements:

•
The Company must have a minimum net income of $25,000 before preferred stock dividends and accretion on preferred stock in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.

•
The Company is required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2007 and to have net income before preferred stock dividends and accretion on preferred stock of at least $1,150,000 for the fiscal year ending March 31, 2008.

•	The Company is required to comply with certain financial covenants as follows:

Financial Covenants	Requirements
Quick ratio, as defined	Not less than 2.00 to 1.00
Cash flow coverage, as defined	Not less than 1.25 to 1.00
Debt to net worth ratio, as defined	Not greater than 1.00 to 1.00
Tangible effective net worth, as defined	Not less than $25,731,000

Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $92.6 million at June 30, 2007, including its intellectual property.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments. In November 2003, the Company entered into an original equipment manufacturing (“OEM”) agreement with Diatron Messtechnik GmbH (“Diatron”) of Austria to purchase Diatron hematology instruments. The Diatron hematology instruments are currently supplied by Diatron MI Kft. Under the terms of the OEM agreement, the Company became committed to purchase a minimum number of hematology instruments through fiscal 2009 from Diatron once the product was qualified for sale, which occurred in May 2004. In September 2006, the terms of the OEM agreement, with respect to the purchase commitments, were revised. Under the amended OEM agreement, the Company is committed to purchase a minimum number of hematology instruments through fiscal 2008. At June 30, 2007, the outstanding commitment due in fiscal 2008 is approximately $3,793,000. The commitment amount is based on the minimum number of hematology instruments required to be purchased by the Company, the cost of the instruments and the Euro exchange rate at period-end. Since the exchange rate can fluctuate in the future, the commitment in absolute dollars will change accordingly.

Litigation. The Company is involved from time to time in various litigation matters in the normal course of business. The Company does not believe that the ultimate resolution of these matters will have a material effect on its financial position or results of operations.

NOTE 8. SHARE-BASED COMPENSATION

On April 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock units based on their fair values, in the Company’s results of operations. The share-based compensation expense includes expense for unvested awards at March 31, 2006 and all awards granted subsequent to March 31, 2006. Share-based compensation expense for the unvested awards outstanding at March 31, 2006 is based on the grant-date fair value as used in calculating the pro forma disclosures in prior period financial statements in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”

Prior to April 1, 2006, the Company accounted for share-based awards to employees and directors using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and other related guidance and therefore, no employee compensation cost had been recognized for share-based awards in financial statements prior to April 1, 2006 because the Company issued stock options with an exercise price equal to the market value at the date of grant.

Non-cash compensation expense recognized for share-based awards totaled $257,000 and $190,000 during the three months ended June 30, 2007 and 2006, respectively. Capitalized share-based compensation cost at June 30, 2007 was $20,000, which was included in inventory on the Company’s balance sheet. There were no share-based compensation expenses capitalized as part of an asset at June 30, 2006.

Prior to adopting SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as cash flows from operating activities in its Statements of Cash Flows. SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits classified as a financing cash inflow for the three months ended June 30, 2007 and 2006 were $119,000 and $0, respectively.

Equity Compensation Plans

The Company’s share-based compensation plans are described below.

2005 Equity Incentive Plan. The Company’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended the Company’s 1998 Stock Option Plan. The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. The Equity Incentive Plan provides for the issuance of a maximum of 4,886,000 shares, of which 429,000 shares of common stock were available for future issuance as of June 30, 2007.

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

Restricted stock units awarded to employees generally vest over a period of four years and the awards may be also subject to accelerated vesting upon achieving certain performance-based milestones and continuous employment during the vesting period. Restricted stock units awarded to non-employee directors generally vest in full one year after grant date based on continuous service. See the “Restricted Stock Units” section in this Note for additional information.

1992 Outside Directors’ Stock Option Plan. Under the Company’s 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors. Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. The Directors Plan provided for the issuance of a maximum of 250,000 shares. As of June 30, 2007, all outstanding options under the Directors Plan were fully vested and no shares of common stock were available for future issuance because the time period for granting options expired in accordance with the terms of the Directors Plan in June 2002.

The Company’s current practice is to issue new shares of common stock from its authorized shares for share-based awards.

Stock Options

Prior to April 1, 2006, the Company granted stock options to employees, with an exercise price equal to the closing market price of the Company’s common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment with the Company. In addition, prior to April 1, 2006, the Company granted stock options to non-employee directors with an exercise price equal to the closing market price of the Company’s common stock on the date of grant and became exercisable over a period of one year based on monthly vesting terms, conditional on continuous service to the Company.

The Company used the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006. The fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred. There were no stock options granted during the three months ended June 30, 2007 and 2006, respectively, or during fiscal 2007. As of June 30, 2007, the total unrecognized compensation expense related to stock options granted amounted to $139,000, which is expected to be recognized over a weighted average period of 0.76 years.

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2007 and the changes during the three-month period then ended:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Life (Years)	Value
Outstanding at March 31, 2007	1,577,000	$7.82
Granted	-	-
Exercised	(204,000)	6.88
Canceled or forfeited	(2,000)	5.72
Outstanding at June 30, 2007	1,371,000	$7.96	4.17	$17,862,000
Vested and expected to vest at June 30, 2007	1,368,000	$7.95	4.16	$17,835,000
Exercisable at June 30, 2007	1,331,000	$7.82	4.07	$17,530,000

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing stock price as of June 29, 2007, (the last trading day for the quarterly period ended June 30, 2007), that would have been received by the option holders had all option holders exercised their stock options as of that date. During the three months ended June 30, 2007, the total intrinsic value of stock options exercised was $3,447,000. Cash proceeds from the exercise of stock options for the three months ended June 30, 2007 and 2006 were $1,407,000 and $2,126,000, respectively.

Restricted Stock Units

The Company grants restricted stock unit awards to employees and directors as part of its share-based compensation program which began in fiscal 2007. The restricted stock unit awards entitle holders to receive shares of common stock at the end of a specified period of time. Vesting for restricted stock unit awards is based on continuous employment or service of the holder. Upon vesting, the equivalent number of common shares are typically issued net of tax withholdings. If the vesting conditions are not met, unvested restricted stock unit awards will be forfeited. Generally, the restricted stock unit awards vest according to one of the following time-based vesting schedules:

•
Restricted stock unit awards to employees: Four year time-based vesting as follows: five percent vesting after the first year; additional 10 percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment with the Company.

•	Restricted stock unit awards to non-employee directors: 100 percent vesting after one year of continuous service to the Company.

Certain restricted stock unit awards to employees may be also subject to accelerated vesting upon achieving certain performance-based milestones. Additionally, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”), in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of the restricted stock unit held by a participant upon such conditions and to such extent as determined by the Compensation Committee. It is currently anticipated that awards granted to executive officers will accelerate fully on a change of control. The vesting of non-employee director awards granted under the Equity Incentive Plan automatically will accelerate in full upon a change in control.

The fair value of restricted stock unit awards used in the Company’s expense recognition method is measured based on the number of shares granted and the closing market price of the Company’s common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The Company’s policy is to recognize the expense based on the vested portions of the awards. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of June 30, 2007, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $9,172,000, which is expected to be recognized over a weighted average period of 3.26 years.

The following table summarizes restricted stock unit activity for the three months ended June 30, 2007:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value (1)
Unvested at March 31, 2007	295,000	$24.66
Granted	229,000	21.13
Vested	(18,000)	25.78
Forfeited	(42,000)	23.23
Unvested at June 30, 2007	464,000	$23.01

(1) The weighted average grant date fair value of restricted stock units is based on the number of shares granted and the closing market price of the Company’s common stock on the date of grant.

NOTE 9. NET INCOME PER SHARE

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share:

	Three Months Ended
	June 30,
	2007	2006
Numerator:
Net income	$3,098,000	$2,401,000

Denominator:
Weighted average common shares outstanding - basic	21,311,000	20,268,000

Weighted average effect of dilutive securities:
Stock options	764,000	1,349,000
Restricted stock units	15,000	-
Warrants	12,000	141,000
Weighted average common shares outstanding - diluted	22,102,000	21,758,000

Net income per share:
Basic net income per share	$0.15	$0.12
Diluted net income per share	$0.14	$0.11

The Company excluded the following stock options and warrants from the computation of diluted weighted average shares outstanding because the exercise price of the stock options and warrants was greater than the average market price of the Company’s common stock during the period and, therefore, the inclusion of these stock options and warrants would be antidilutive to net income per share:

	Three Months Ended
	June 30,
	2007	2006
Weighted average number of shares underlying antidilutive stock options and warrants	-	223,000

Weighted average exercise price per share underlying antidilutive stock options and warrants	$-	$21.66

The Company excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended
	June 30,
	2007	2006
Weighted average number of shares underlying antidilutive restricted stock units	202,000	160,000

NOTE 10. INCOME TAXES

The Company’s effective tax rate was 38% and 40% for the three months ended June 30, 2007 and 2006, respectively. The decrease in the effective tax rate for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, was primarily due to tax benefits resulting from (i) federal research and development tax credits, which temporarily expired in the three months ended June 30, 2006, and (ii) a change in the Company’s investment portfolio.

NOTE 11. COMPREHENSIVE INCOME

The following is a summary of comprehensive income for the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
	2007	2006
Net income	$3,098,000	$2,401,000
Other comprehensive income:
Change in unrealized gains on short-term investments, net of tax	-	56,000
Comprehensive income	$3,098,000	$2,457,000

NOTE 12. SEGMENT REPORTING INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurement requirements. The Company identifies its reportable segments as those customer groups that represent more than 10% of the combined revenue or gross profit or loss of all reported operating segments. The Company manages its business on the basis of the following two reportable segments: (i) the medical market and (ii) the veterinary market, which are based on the products sold by market and customer group. Each reportable segment has similar manufacturing processes, technology and shared infrastructures. The accounting policies for segment reporting are the same as for the Company as a whole.

Medical Market

In the medical market reportable segment, the Company serves a worldwide customer group consisting of military installations (ships, field hospitals and mobile care units), physicians office practices across all specialties, urgent care and walk-in clinics (free-standing or hospital-connected), home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, hospital labs and draw stations. The products manufactured and sold in this segment primarily consist of Piccolo chemistry analyzers and medical reagent discs.

Veterinary Market

In the veterinary market reportable segment, the Company serves a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. The products manufactured and sold in this segment primarily consist of VetScan chemistry analyzers, hematology analyzers, veterinary reagent discs and hematology reagent kits.

The segment information for prior periods has been restated to conform to the current presentation of reportable segments for the three months ended June 30, 2007 and 2006. The table below summarizes revenues, cost of revenues and gross profit from the two operating segments.

	Three Months Ended
	June 30,
	2007	2006
Revenues:
Medical Market	$4,807,000	$3,730,000
Veterinary Market	16,436,000	15,541,000
Unallocated amounts	1,688,000	1,087,000
Total revenues	22,931,000	20,358,000

Cost of revenues:
Medical Market	2,443,000	1,763,000
Veterinary Market	6,959,000	6,643,000
Unallocated amounts	513,000	515,000
Total cost of revenues	9,915,000	8,921,000

Gross profit:
Medical Market	2,364,000	1,967,000
Veterinary Market	9,477,000	8,898,000
Unallocated amounts	1,175,000	572,000
Gross profit	$13,016,000	$11,437,000

NOTE 13. REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of revenues for each group of products and services provided by the Company:

	Three Months Ended
	June 30,
Revenues by Product Category	2007	2006
Instruments	$6,464,000	$6,730,000
Reagent discs and kits	14,259,000	12,110,000
Other products	1,737,000	1,076,000
Product sales, net	22,460,000	19,916,000
Development and licensing revenue	471,000	442,000
Total revenues	$22,931,000	$20,358,000

The following is a summary of revenues by geographic region based on customer location:

	Three Months Ended
	June 30,
Revenues by Geographic Region	2007	2006
North America	$19,169,000	$16,763,000
Europe	3,057,000	2,443,000
Asia Pacific and rest of the world	705,000	1,152,000
Total revenues	$22,931,000	$20,358,000

Significant Concentrations

Revenues from significant customers as a percentage of total revenue were as follows:

		Three Months Ended
	Geographical	June 30,
Distributor	Location	2007	2006
Walco International, Inc., d/b/a DVM Resources	United States	15%	16%

At June 30, 2007, one distributor in the United States accounted for 16% of trade receivables. At June 30, 2006, one distributor in the United States accounted for 19% of trade receivables.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect Abaxis’ current views with respect to future events and financial performance. In this report, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “projects,” “will,” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, in Part II, Item 1A of this report and in our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission, that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include, but are not limited to, the market acceptance of our products and the continuing development of our products, required United States Food and Drug Administration (“FDA”) clearance and other government approvals, risks associated with manufacturing and distributing our products on a commercial scale, free of defects, risks related to the introduction of new instruments manufactured by third parties, risks associated with entering the human diagnostic market on a larger scale, risks related to the protection of Abaxis’ intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, risks associated with the ability to attract, train and retain competent sales personnel, general market conditions and competition. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Abaxis assumes no obligation to update any forward-looking statements as circumstances change.

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

We develop, manufacture, market and sell portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. Our primary product is a blood analysis system, consisting of a compact portable analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 14 tests on human patients and 13 tests on veterinary patients. We manufacture the system in our manufacturing facilities in Union City, California and we market our blood chemistry analyzers in both the medical market and in the veterinary market, as described below.

•
Medical Market: We currently market the blood analysis system in the medical market under the name Piccolo xpress™. Through October 2006, we marketed the blood analysis system in the medical market as the Piccolo®, now referred to as the Piccolo Classic. We continue to support and service our current population of Piccolo xpress and Piccolo Classic chemistry analyzers.

•
Veterinary Market: We currently market the blood analysis system in the veterinary market under the name VetScan VS2®. Through March 2006, we marketed the blood analysis system in the veterinary market as the VetScan®, now referred to as the VetScan Classic. We continue to support and service our current population of VetScan VS2 and VetScan Classic chemistry analyzers.

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

Our sales for any future periods are not predictable with a significant degree of certainty. We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. Our expense levels, which are to a large extent fixed, are based in part on our expectations of future revenues. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would negatively affect our operating results and financial condition. In addition, our sales may be adversely impacted by pricing pressure from competitors. Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our VetScan and Piccolo products and to successfully compete with other competitors. We believe that period to period comparisons of our results of operations are not necessarily meaningful indicators of future results.

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

Warranty Reserves. We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments. Through fiscal 2005, our standard warranty obligation was one year. Since the beginning of fiscal 2006, our standard warranty obligation is two years. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our estimated accrual for warranty exposure is based on historical experience, estimated product failure rates, material usage and freight incurred in repairing the instrument after failure and known design changes. We analyze the adequacy of the ending accrual balance each quarter. The determination of such allowances requires us to make estimates of the expected costs to repair or replace the instruments under warranty. If actual repair costs differ significantly from our estimates, adjustments to cost of revenues may be required.

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

Income Taxes. We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts to be recovered.

Effective April 1, 2007 we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of implementing FIN 48, we did not change the amount of unrecognized tax benefits related to tax positions taken in prior periods. We did not have any unrecognized tax benefits as of April 1, 2007, the date of adoption, or as of June 30, 2007. Upon adoption of FIN 48, our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. For the three months ended June 30, 2007, we did not recognize any interest and penalties related to unrecognized tax benefits. We file income tax returns in the United States federal jurisdiction and various states. We are not under examination for any of these jurisdictions.

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

•
Expected dividends: We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future; consequently, we use an expected dividend yield of zero.

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

RESULTS OF OPERATIONS

Abaxis develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurement requirements. We operate in two segments: (i) the medical market and (ii) the veterinary market. See “Segment Results” in this section for a detailed discussion.

Total Revenues

Revenues by Geographic Region and by Product Category. Revenues by geographic region based on customer location and revenues by product category during the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended
	June 30,		Change
			Increase/	Percent
Revenues by Geographic Region	2007	2006	(Decrease)	Change
North America	$19,169,000	$16,763,000	$2,406,000	14%
Percentage of total revenues	84%	82%
Europe	3,057,000	2,443,000	614,000	25%
Percentage of total revenues	13%	12%
Asia Pacific and rest of the world	705,000	1,152,000	(447,000)	(39%)
Percentage of total revenues	3%	6%
Total revenues	$22,931,000	$20,358,000	$2,573,000	13%

	Three Months Ended
	June 30,		Change
			Increase/	Percent
Revenues by Product Category	2007	2006	(Decrease)	Change
Instruments	$6,464,000	$6,730,000	$(266,000)	(4%)
Percentage of total revenues	28%	33%
Reagent discs and kits	14,259,000	12,110,000	2,149,000	18%
Percentage of total revenues	62%	60%
Other products	1,737,000	1,076,000	661,000	61%
Percentage of total revenues	8%	5%
Product sales, net	22,460,000	19,916,000	2,544,000	13%
Percentage of total revenues	98%	98%
Development and licensing revenue	471,000	442,000	29,000	7%
Percentage of total revenues	2%	2%
Total revenues	$22,931,000	$20,358,000	$2,573,000	13%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

North America. During the three months ended June 30, 2007, total revenues in North America increased 14%, or $2,406,000, as compared to the three months ended June 30, 2006. Components of the change in North America were as follows:

Instruments. During the three months ended June 30, 2007, total revenues from instruments sold in North America increased 1%, or $54,000, as compared to the three months ended June 30, 2006. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) increased 40%, or $494,000, primarily due to increased distributor sales. Sales of our Piccolo chemistry analyzers to the U.S. government decreased 68%, or $123,000, primarily due to a decrease in the U.S. Military’s needs for our products in the first quarter of fiscal 2008, which were not predictable.

(ii) Sales of our VetScan chemistry analyzers in North America decreased 20%, or $426,000, primarily due to manufacturing issues on our new chemistry analyzer resulting from a limited supply of quality products. Sales of our hematology instruments in North America increased 8%, or $109,000.

Reagent discs and kits.  During the three months ended June 30, 2007, total revenues from reagent discs and kits sold in North America increased 16%, or $1,703,000, as compared to the three months ended June 30, 2006. The primary factors of the change were as follows:

(i) Medical reagent discs sales in North America (excluding the U.S. government) increased 31%, or $411,000, primarily due to the expanded installed base of our Piccolo chemistry analyzers. Medical reagent discs sold to the U.S. government decreased 10%, or $51,000, primarily due to a decrease in the U.S. Military’s needs for our products in the first quarter of fiscal 2008, which were not predictable.

(ii) Veterinary reagent discs sales in North America increased 18%, or $1,403,000, primarily due to the expanded installed base of our VetScan chemistry analyzers. Sales of hematology reagent kits in North America decreased 8%, or $60,000.

Other products. During the three months ended June 30, 2007, total revenues from other products sold in North America increased 58%, or $620,000, as compared to the three months ended June 30, 2006. The net increase in other products was primarily due to an increase in demand from Becton, Dickinson and Company for products using the Orbos Discrete Lyophilization Process, which is based on seasonal demands.

Development and licensing. During the three months ended June 30, 2007, total revenues from development and licensing in North America increased 7%, or $29,000, as compared to the three months ended June 30, 2006.

Significant concentration. One distributor in the United States, DVM Resources, accounted for 15% and 16% of total worldwide revenues for the three months ended June 30, 2007 and 2006, respectively.

Europe. During the three months ended June 30, 2007, total revenues in Europe increased 25%, or $614,000, as compared to the three months ended June 30, 2006. Components of the change in Europe were as follows:

Instruments. During the three months ended June 30, 2007, total revenues from instruments sold in Europe increased 19%, or $209,000, as compared to the three months ended June 30, 2006. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in Europe increased 87%, or $118,000.

(ii) Sales of our VetScan chemistry analyzers in Europe increased 12%, or $104,000. Sales of our hematology instruments in Europe decreased 12%, or $13,000.

Reagent discs and kits. During the three months ended June 30, 2007, total revenues from reagent discs and kits sold in Europe increased 28%, or $370,000, as compared to the three months ended June 30, 2006. The primary factors of the change were as follows:

(i) Medical reagent discs sales in Europe increased 58%, or $80,000.

(ii) Veterinary reagent discs sales in Europe increased 26%, or $290,000, primarily due to the expanded installed base of our VetScan chemistry analyzers. Sales of hematology reagent kits in Europe were substantially the same as in the prior period.

Other products. During the three months ended June 30, 2007, total revenues from other products sold in Europe increased 292%, or $35,000, as compared to the three months ended June 30, 2006.

Asia Pacific and rest of the world. During the three months ended June 30, 2007, total revenues in Asia Pacific and rest of the world decreased 39%, or $447,000, as compared to the three months ended June 30, 2006. Components of the change in Asia Pacific and rest of the world were as follows:

Instruments. During the three months ended June 30, 2007, total revenues from instruments sold in Asia Pacific and rest of the world decreased 74%, or $529,000, as compared to the three months ended June 30, 2006. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in Asia Pacific and rest of the world increased 100%, or $44,000.

(ii) Sales of our VetScan chemistry analyzers in Asia Pacific and rest of the world decreased 77%, or $253,000. Sales of our hematology instruments in Asia Pacific and rest of the world decreased 83%, or $320,000. The decrease in veterinary instruments was primarily in Japan due to the termination of a distribution arrangement.

Reagent discs and kits. During the three months ended June 30, 2007, total revenues from reagent discs and kits sold in Asia Pacific and rest of the world increased 17%, or $76,000, as compared to the three months ended June 30, 2006. The primary factors of the change were as follows:

(i) Medical reagent discs sales in Asia Pacific and rest of the world increased 247%, or $37,000.

(ii) Veterinary reagent discs sales in Asia Pacific and rest of the world increased 16%, or $61,000. Sales of hematology reagent kits in Asia Pacific and rest of the world decreased 44%, or $22,000.

Other products. During the three months ended June 30, 2007, total revenues from other products sold in Asia Pacific and rest of the world increased 100%, or $6,000, as compared to the three months ended June 30, 2006.

Segment Results

Our business is comprised of two operating segments: (i) the medical market and (ii) the veterinary market. The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments for the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,				Change
		Percent of		Percent of	Increase/	Percent
	2007	Revenue (1)	2006	Revenue (1)	(Decrease)	Change
Revenues:
Medical Market	$4,807,000	100%	$3,730,000	100%	$1,077,000	29%
Percentage of total revenues	21%		18%
Veterinary Market	16,436,000	100%	15,541,000	100%	895,000	6%
Percentage of total revenues	72%		77%
Unallocated amounts	1,688,000		1,087,000		601,000	55%
Percentage of total revenues	7%		5%
Total revenues	22,931,000		20,358,000		2,573,000	13%

Cost of revenues:
Medical Market	2,443,000	51%	1,763,000	47%	680,000	39%
Veterinary Market	6,959,000	42%	6,643,000	43%	316,000	5%
Unallocated amounts	513,000		515,000		(2,000)	(< 1%)
Total cost of revenues	9,915,000		8,921,000		994,000	11%

Gross profit:
Medical Market	2,364,000	49%	1,967,000	53%	397,000	20%
Veterinary Market	9,477,000	58%	8,898,000	57%	579,000	7%
Unallocated amounts	1,175,000		572,000		603,000	105%
Gross profit	$13,016,000		$11,437,000		$1,579,000	14%

(1) The percentage reported is based on revenues by operating segment.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Medical Market

Revenues for Medical Market Segment

During the three months ended June 30, 2007, total revenues in the medical market increased 29%, or $1,077,000, as compared to the three months ended June 30, 2006. Components of the change were as follows:

Instruments. Total revenues from our Piccolo chemistry analyzers increased 35%, or $533,000, during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. We sold a total of 177 Piccolo chemistry analyzers in the three months ended June 30, 2007, as compared to 124 Piccolo chemistry analyzers sold during the three months ended June 30, 2006. The changes in revenues were attributed to (a) an increase in revenues in North America (excluding the U.S. government) of 40%, or $494,000, due to increased distributors sales; (b) an increase in revenues in Europe of 87%, or $118,000; and (c) an increase in revenues in Asia Pacific and rest of the world of 100%, or $44,000. The increase in revenues was partially offset by a decrease in Piccolo chemistry analyzers sold to the U.S. government of 68%, or $123,000, primarily due to a decrease in the U.S. Military’s needs for our products in the first quarter of fiscal 2008, which were not predictable.

Reagent discs. Total revenues from reagent discs sold in the medical market increased 24%, or $477,000, during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. We sold 274,000 medical reagent discs during the three months ended June 30, 2007, as compared to 220,000 medical reagent discs sold during the three months ended June 30, 2006. The total increase in revenues from medical reagent discs was primarily attributed to the expanded installed base of our Piccolo chemistry analyzers and was comprised of (a) an increase in revenues in North America (excluding the U.S. government) of 31%, or $411,000; (b) an increase in revenues in Europe of 58%, or $80,000; and (c) an increase in revenues in Asia Pacific and rest of the world of 247%, or $37,000. The increase in revenues was partially offset by a decrease in medical reagent discs sold to the U.S. government of 10%, or $51,000, primarily due to a decrease in the U.S. Military’s needs for our products in the first quarter of fiscal 2008, which were not predictable.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased 20%, or $397,000, during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. Gross profit for the medical market segment during the three months ended June 30, 2007 and 2006 was 49% and 53%, respectively. The increase in gross profit for the medical market segment, in absolute dollars, was due to (i) an increase in Piccolo chemistry analyzers and medical reagent discs sold during the three months ended June 30, 2007, partially offset by (ii) lower average selling prices of Piccolo chemistry analyzers and medical reagent discs and (iii) higher manufacturing costs on the Piccolo chemistry analyzers during the three months ended June 30, 2007.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended June 30, 2007, total revenues in the veterinary market increased 6%, or $895,000, as compared to the three months ended June 30, 2006. Components of the change were as follows:

Instruments. We sold a total of 500 VetScan chemistry analyzers and hematology instruments during the three months ended June 30, 2007, as compared to 605 veterinary instruments sold during the three months ended June 30, 2006.

(i) Sales of our VetScan chemistry analyzers decreased 17%, or $575,000, comprised of (a) a decrease in North America of 20%, or $426,000, and (b) a decrease in Asia Pacific and rest of the world of 77%, or $253,000, partially offset by (c) an increase in Europe of 12%, or $104,000. The net decrease in VetScan chemistry analyzers was primarily due to manufacturing issues related to our new chemistry analyzer resulting from a limited supply of quality products.

(ii) Sales of our hematology instruments decreased 12%, or $224,000, comprised of (a) a decrease in Europe of 12%, or $13,000, and (b) a decrease in Asia Pacific and rest of the world of 83%, or $320,000, partially offset by (c) an increase in North America of 8%, or $109,000. The decrease in Asia Pacific and rest of the world was primarily in Japan due to the termination of a distribution arrangement.

Reagent discs and kits. Total revenues from reagent discs and kits sold in the veterinary market increased 17%, or $1,672,000, during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006.

(i) Total revenues from reagent discs sold in the veterinary market increased 19%, or $1,754,000, during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. We sold 864,000 reagent discs during the three months ended June 30, 2007, as compared to 737,000 reagent discs sold during the three months ended June 30, 2006. The increase in revenues from veterinary reagent discs was primarily attributed to the expanded installed base of our VetScan chemistry analyzers and was comprised of (a) an increase in revenues in North America of 18%, or $1,403,000; (b) an increase in revenues in Europe of 26%, or $290,000; and (c) an increase in revenues in Asia Pacific and rest of the world of 16%, or $61,000.

(ii) Total revenues from hematology reagent kits sold in the veterinary market decreased 9%, or $82,000, during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. The decrease in revenues from hematology reagent kits was attributed to (a) a decrease in revenues in North America of 8%, or $60,000, and (b) a decrease in revenues in Asia Pacific and rest of the world of 44%, or $22,000.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased 7%, or $579,000, during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. Gross profit for the veterinary market segment during the three months ended June 30, 2007 and 2006 was 58% and 57%, respectively. The increase in gross profit for the veterinary market segment, in absolute dollars, was due to (i) an increase in veterinary reagent discs sold during the three months ended June 30, 2007, partially offset by (ii) a decrease in VetScan chemistry analyzers and hematology instruments sold during the three months ended June 30, 2007 and (iii) higher manufacturing costs on the VetScan chemistry analyzers during the three months ended June 30, 2007.

Cost of Revenues

The following sets forth, for the periods indicated, our cost of revenues:

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2007	2006	(Decrease)	Change
Cost of revenues	$9,915,000	$8,921,000	$994,000	11%
Percentage of total revenues	43%	44%

Cost of revenues includes the costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments, reagent discs and hematology reagent kits and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Cost of revenues increased 11%, or $994,000, during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, due to (i) an increase in the sales volume of medical and veterinary reagent discs and (ii) an increase in costs associated with manufacturing the VetScan VS2 and Piccolo xpress chemistry analyzers.

Operating Expenses

Research and Development

The following sets forth, for the periods indicated, our research and development expenses:

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2007	2006	(Decrease)	Change
Research and development expenses	$1,653,000	$1,717,000	$(64,000)	(4)%
Percentage of total revenues	7%	8%

Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, product improvements and enhancement of existing products and clinical trials.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Research and development expenses decreased 4%, or $64,000, during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006. Research and development expenses are based on the project activities planned and the level of spending depend on budgeted expenditures. The projects primarily relate to new product development in both the medical and veterinary markets and costs related to compliance with FDA regulations and clinical trials. Share-based compensation expense incurred for the three months ended June 30, 2007 and 2006 were $35,000 and $27,000, respectively.

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

Sales and Marketing

The following sets forth, for the periods indicated, our sales and marketing expenses:

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2007	2006	(Decrease)	Change
Sales and marketing expenses	$5,229,000	$4,471,000	$758,000	17%
Percentage of total revenues	23%	22%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, and services related to customer and technical support.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Sales and marketing expenses increased 17%, or $758,000, during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, primarily due to personnel-related costs resulting from an increase in headcount in various divisions including sales and marketing, customer service and technical service, to support the growth in both our medical and veterinary markets. Share-based compensation expense incurred for the three months ended June 30, 2007 and 2006 was $80,000 and $77,000, respectively.

General and Administrative

The following sets forth, for the periods indicated, our general and administrative expenses:

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2007	2006	(Decrease)	Change
General and administrative expenses	$1,651,000	$1,584,000	$67,000	4%
Percentage of total revenues	7%	8%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting, human resources and legal.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

General and administrative expenses increased 4%, or $67,000, during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, primarily due to an increase in professional services. Share-based compensation expense for the three months ended June 30, 2007 and 2006 was $122,000 and $66,000, respectively.

Interest and Other Income (Expense), Net

The following sets forth, for the periods indicated, our interest and other income (expense), net:

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2007	2006	(Decrease)	Change
Interest and other income (expense), net	$499,000	$336,000	$163,000	49%

Interest and other income (expense), net, consists primarily of interest earned on cash, cash equivalents and short-term investments.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Interest and other income (expense), net, increased 49%, or $163,000, during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, primarily due to higher average invested balances and interest income in our investment portfolio during the three months ended June 30, 2007.

Income Tax Provision

The following sets forth, for the periods indicated, our income tax provision:

	Three Months Ended
	June 30,
	2007	2006
Income tax provision	$1,884,000	$1,600,000
Effective tax rate	38%	40%

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

For the three months ended June 30, 2007 and 2006, our income tax provisions were $1,884,000, based on an effective tax rate of 38%, and $1,600,000, based on an effective tax rate of 40%, respectively. The decrease in the effective tax rate for the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, was primarily due to tax benefits resulting from (i) federal research and development tax credits, which temporarily expired in the three months ended June 30, 2006, and (ii) a change in our investment portfolio.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on April 1, 2007. As a result of implementing FIN No. 48, we did not change the amount of unrecognized tax benefits related to tax positions taken in prior periods. We did not have any unrecognized tax benefits as of April 1, 2007, the date of adoption, or as of June 30, 2007. Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. For the three months ended June 30, 2007, we did not recognize any interest and penalties related to unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and short-term investments at June 30, 2007 and March 31, 2007 were as follows:

	June 30,	March 31,
	2007	2007
Cash and cash equivalents	$9,159,000	$10,183,000
Short-term investments	40,315,000	35,028,000
Total cash, cash equivalents and short-term investments	$49,474,000	$45,211,000
Percentage of total assets	47%	44%

Cash Flow Changes

Cash provided (used) in the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended
	June 30,
	2007	2006
Cash provided by operating activities	$3,548,000	$3,634,000
Cash (used in) investing activities	(6,008,000)	(6,704,000)
Cash provided by financing activities	1,436,000	2,126,000
Net decrease in cash and cash equivalents	$(1,024,000)	$(944,000)

At June 30, 2007, we had net working capital of $78,725,000 compared to $74,517,000 at March 31, 2007. Cash and cash equivalents at June 30, 2007 were $9,159,000, compared to $10,183,000, at March 31, 2007. The decrease in cash and cash equivalents was primarily due to an increase in net purchases of short-term investments and purchases of property and equipment, partially offset by proceeds from exercises of stock options.

Operating Activities

During the three months ended June 30, 2007, we generated $3,548,000 in cash from operating activities compared to $3,634,000 generated during the three months ended June 30, 2006. The cash provided by operating activities during the three months ended June 30, 2007 was primarily the result of net income of $3,098,000, adjusted for the effects of positive non-cash adjustments including depreciation and amortization of $810,000 and share-based compensation expense of $257,000, partially offset by a decrease of $119,000 related to excess tax benefits from share-based awards and a decrease in net deferred tax assets of $1,563,000.

Our net trade receivables decreased by $1,581,000, from $16,929,000 at March 31, 2007 to $15,348,000 as of June 30, 2007, primarily due to higher collections during the first quarter of fiscal 2008. Net inventories increased by $1,869,000, from $14,813,000 at March 31, 2007 to $16,682,000 as of June 30, 2007, primarily due to (i) the introduction of new blood chemistry analyzers and (ii) lower than expected sales in the first quarter of fiscal 2008. Prepaid expenses decreased by $386,000, from $1,321,000 at March 31, 2007 to $935,000 as of June 30, 2007, primarily due to the timing of payments.

Current net deferred tax asset decreased by $1,563,000, from $8,979,000 at March 31, 2007 to $7,416,000 as of June 30, 2007, primarily as a result of the utilization of federal net operating loss carryforwards and California research and development tax credit carryforwards during the first quarter of fiscal 2008.

Accounts payable decreased by $952,000, from $6,505,000 at March 31, 2007 to $5,553,000 as of June 30, 2007, primarily due to the timing and payment of services and inventory purchases. Accrued payroll and related expenses decreased by $778,000, from $3,830,000 at March 31, 2007 to $3,052,000 as of June 30, 2007, primarily due to the timing and payment of our payroll and management incentive compensation program. Total warranty reserves increased by $63,000, resulting from an increase in the current portion of warranty reserves of $300,000, from $315,000 at March 31, 2007 to $615,000 as of June 30, 2007, partially offset by a decrease in the non-current portion of warranty reserves of $237,000, from $532,000 at March 31, 2007 to $295,000 as of June 30, 2007. The change in warranty reserves is based on the number of instruments in standard warranty and estimated repair costs. Total deferred revenue decreased by $247,000, resulting from a decrease in the current portion of deferred revenue of $98,000, from $917,000 at March 31, 2007 to $819,000 as of June 30, 2007, and a decrease in the non-current portion of deferred revenue of $149,000, from $1,244,000 at March 31, 2007 to $1,095,000 as of June 30, 2007, primarily due to the amortization of maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products.

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

Investing Activities

Net cash used in investing activities during the three months ended June 30, 2007 totaled $6,008,000. This was attributed to our short-term investments and property and equipment, as described below:

Short-term Investments. Cash used to purchase short-term investments, consisting of corporate debt securities and auction rate securities, totaled $23,915,000 during the three months ended June 30, 2007. Cash provided by the proceeds from the maturities of short-term investments totaled $18,628,000 during the three months ended June 30, 2007.

Property and Equipment. Cash used to purchase property and equipment totaled $721,000, primarily to support (i) new product introduction and (ii) more efficient production lines. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.

Financing Activities

Net cash provided by financing activities during the three months ended June 30, 2007 was $1,436,000, primarily consisting of cash proceeds of $1,407,000 from the exercise of stock options.

Line of Credit

We have a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000. The line of credit terminates upon notification by either party and any outstanding balance is payable upon demand. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 8.00% at June 30, 2007, and is payable monthly. Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for our facilities lease at June 30, 2007. At June 30, 2007, there was no amount outstanding under our line of credit. The weighted average interest rates on the line of credit during the three months ended June 30, 2007 and 2006 were 8.00% and 7.65%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. At June 30, 2007, we were in compliance with each of these covenants. Included in these financial covenants, among other stipulations, are the following requirements:

•
We must have a minimum net income of $25,000 before preferred stock dividends and accretion on preferred stock in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.

•
We are required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2007 and to have net income before preferred stock dividends and accretion on preferred stock of at least $1,150,000 for the fiscal year ending March 31, 2008.

•	We are required to comply with certain financial covenants as follows:

Financial Covenants	Requirements
Quick ratio, as defined	Not less than 2.00 to 1.00
Cash flow coverage, as defined	Not less than 1.25 to 1.00
Debt to net worth ratio, as defined	Not greater than 1.00 to 1.00
Tangible effective net worth, as defined	Not less than $25,731,000

Borrowings under the line of credit are collateralized by our net book value of assets of $92.6 million at June 30, 2007, including our intellectual property.

Purchase Commitments

A discussion of our amended original equipment manufacturing agreement with Diatron Messtechnik GmbH is included in the Notes to the Unaudited Condensed Financial Statements.

Contingencies

We are involved from time to time in various litigation matters in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, we do not believe that the ultimate resolution of these matters will have a material effect on our financial position or results of operations.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Financial Condition

We anticipate that our existing capital resources, available line of credit and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through at least the next 12 months. Our future capital requirements will largely depend upon the increased market acceptance of our point-of-care blood analyzer products. However, our sales for any future periods are not predictable with a significant degree of certainty. Regardless, we may seek to raise additional funds to pursue strategic opportunities.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 2 of the Notes to the Unaudited Condensed Financial Statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes with respect to our short-term investments and line of credit.

We invest excess cash in cash equivalents and in various types of short-term investments. Our investment objective is to maximize yields without significantly increased risk. At June 30, 2007, our short-term investments totaled $40,315,000, and there were no unrealized gains. The short-term investments consisted of auction rate securities and corporate debt securities. Although auction rate securities may have maturities beyond one year, these securities were classified as short-term, based on their highly liquid nature and due to the frequency with which the interest rate is reset; accordingly we have the ability to quickly liquidate these securities. In addition, we have the ability to hold the corporate debt securities until maturity and therefore, we believe we have no material exposure to interest rate risk. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at June 30, 2007 indicated that such market movement would not have a material effect on our business, operating results or financial condition. We have not experienced any significant losses on our investment portfolio.

For our line of credit, which provides for borrowings of up to $2,000,000, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 8.00% at June 30, 2007. Consequently, an increase in the prime rate would expose us to higher interest expenses. A sensitivity analysis assuming a hypothetical 10% movement in the prime rate applied to our line of credit balance at June 30, 2007 indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no amount outstanding on our line of credit at June 30, 2007.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments. In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Foreign Currency Rate Fluctuations

We operate primarily in the United States and a majority of our revenues, cost of revenues, expenses and capital purchasing activities during the three months ended June 30, 2007 were transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations on the hematology instruments purchased from Diatron, which are denominated in Euros. Additionally, operations from our Germany sales office are reported and translated into U.S. dollars at the period-end exchange rates. Although there was no material effect on our business, operating results or financial condition related to foreign currency rate fluctuations during the three months ended June 30, 2007, we cannot predict with certainty the effect of exchange rate fluctuations on our future operating results or financial condition.

Other than the foregoing, there have been no material changes in our market risk during the three months ended June 30, 2007 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, including this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Controls and Procedures

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Accordingly, even an effective system of internal control will provide only reasonable assurance that the objectives of the internal control system are met.

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

When used in these risk factors, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “projects,” “will” and similar expressions identify forward-looking statements. Our actual results could differ materially from those that we project in the forward-looking statements as a result of factors that we have set forth throughout this document as well as factors of which we are currently not aware.

In evaluating our business, you should carefully consider the following risks in addition to the other information in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 as filed with the Securities and Exchange Commission on June 14, 2007. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors and, therefore, you should not consider any of the risks to be a complete statement of all the potential risks or uncertainties that we face.

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

We generally operate with a limited order backlog, because we ship our products shortly after we receive the orders from our customers. As a result, our product sales in any quarter are generally dependent on orders that we receive and ship in that quarter. We base our expense levels, which are to a large extent fixed, in part on our expectations as to future revenues. We may be unable to reduce our spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would immediately materially and adversely impact our operating results and financial condition.

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

• the mix of product sales between our blood chemistry analyzers and our reagent disc products;

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

We could fail to achieve anticipated revenue if problems related to the manufacture of our new blood chemistry analyzers are not resolved.

We manufacture our blood chemistry analyzers at our manufacturing facility in Union City, California. We are currently experiencing problems related to the manufacture of our new blood chemistry analyzer, which are primarily related to certain key components that we purchase from various suppliers. These manufacturing problems may be potentially related to quality on key components from our suppliers or to design issues of the key components required in our blood analyzer. If we are unable to resolve these manufacturing problems on our new blood chemistry analyzer, we will not be able to manufacture sufficient quantities to meet anticipated demand and, therefore, will not be able to effectively market and sell our new blood chemistry analyzer; accordingly, our revenue and business would be materially adversely affected.

We rely on patents and other proprietary information, the loss of any would negatively affect our business.

As of June 30, 2007, 35 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 30 patents have been issued. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

Although we have gained experience marketing our VetScan products in the veterinary diagnostic market, we have limited sales, marketing and distribution experience with our Piccolo chemistry analyzers in the human diagnostic market. Accordingly, we cannot assure you that:

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

We have not recognized a net loss attributable to common shareholders in the last 12 fiscal quarters ended June 30, 2007. However, as of June 30, 2007, we had cumulative net losses of $12.4 million. Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan products. Increasing the sales volume of our products will depend upon, among other things, our ability to:

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

Our business exposes us to potential warranty and product liability risks which are inherent in the testing, manufacturing and marketing of human and veterinary medical products. We strive to apply sophisticated methods to raw materials and produce defect-free medical test equipment. Although we have established procedures for quality control on both the raw materials that we receive from suppliers and our manufactured final products, these procedures may prove inadequate to detect a defect that either occurs in limited quantities or that we have not anticipated. Our Piccolo and VetScan chemistry analyzers may be unable to detect all errors which could result in the misdiagnosis of human or veterinary patients.

Should we inadvertently ship defective products, we may be subject to substantial claims under our warranty policy or product liability law. In addition, our policy is to credit medical providers for any defective product that we produce, including those reagent discs that are rejected by our Piccolo and VetScan chemistry analyzers. Therefore, even if a mass defect within a lot or lots of reagent discs were detected by our Piccolo and VetScan chemistry analyzers, our need to replace such reagent discs free of charge would materially harm our financial condition. Further, in the event that a product defect is not detected by our Piccolo chemistry analyzer, our relatively recent expansion into the human medical market greatly increases the risk that the amount of damages involved with just one product defect would be material to our operations. We currently maintain limited product liability insurance that we believe is adequate for our needs, taking into account the risks involved and cost of coverage. However, our product liability insurance and cash may be insufficient to cover potential liabilities. In addition, in the future the coverage that we require may be unavailable on commercially reasonable terms, if at all. Even with our current insurance coverage, a mass product defect, product liability claim or recall would materially adversely affect our business or our financial condition.

Many of our sales force have been employed by us for less than one year and we must effectively train and integrate our sales team in order to achieve our anticipated revenue or expand our business.

As of June 30, 2007, we have 60 full-time sales personnel directly involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time. If we are to increase our direct sales, we will need to train new sales personnel and supervise them closely. We also will continue hiring additional sales personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of resources to market our products.

We need to successfully manufacture and market additional reagent discs for the human diagnostic market if we are to compete in that market.

We have developed a blood analysis system that consists of a portable blood analyzer and single-use reagent discs. Each reagent disc performs a series of standard blood tests. We believe that it is necessary to develop additional series of reagent discs with various tests for use with the Piccolo and VetScan chemistry analyzers. Historically, we have developed reagent discs suitable for the human medical and veterinary diagnostic markets. We have received 510(k) clearances from the U.S. Food and Drug Administration (“FDA”) for 25 test methods in the human medical market. These tests are included in standard tests for which the medical community receives reimbursements from third-party payors such as HMOs and Medicare. We may not be able to successfully manufacture or market these reagent discs. Our failure to meet these challenges will materially adversely affect our operating results and financial condition.

We rely on distributors to sell our products and we rely on sole distributor arrangements in a number of countries. Our failure to successfully maintain these relationships could adversely affect our ability to achieve our anticipated revenue or expand our business.

We sell our medical and veterinary products primarily through distributors. As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We operate on a purchase order basis with the distributors and the distributors are under no contractual obligation to continue carrying our products. Further, many of our distributors may carry our competitors’ products, and may promote our competitors’ products over our own products. One distributor, DVM Resources, accounted for 15% and 16% of our total worldwide revenues for the three months ended June 30, 2007 and 2006, respectively.

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

In the United States medical market, we have a few distributors for our Piccolo products. We entered into formal distribution agreements with McKesson Medical-Surgical Inc. in our first quarter of fiscal 2008, Cardinal Health in our fourth quarter of fiscal 2007, Henry Schein’s Medical Group in our first quarter of fiscal 2007 and PSS World Medical, Inc. in our third quarter of fiscal 2006, to sell and market Piccolo chemistry analyzers and the medical reagent discs. We depend on these distributors to assist us in promoting market acceptance of our Piccolo chemistry analyzers.

Internationally, we have a few distributors for our products in both the medical and veterinary diagnostic markets, which includes one distributor in Japan who received clearance in September 2005 from the Japanese regulatory agency to import and market our complete line of medical reagent discs, the Piccolo chemistry analyzer, as well as all veterinary reagent discs, the VetScan systems, with the exception of those products containing the Bile Acid assay. In July 2006, we received registration from TÜV SÜD Japan Ltd. for our Bile Acid assay and we also received approval from the Ministry of Agriculture in Japan to market and sell our new products, the VetScan VS2 and Piccolo xpress in Japan. In fiscal 2008, although we have terminated our distributor arrangement with our partner in Japan, our distributor in Japan will continue to service Abaxis products for a limited period until we secure a new distributor.

We currently have distributors that carry either our medical or veterinary products in the following countries: Australia, Austria, Bahrain, Belgium, Canada, Denmark, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Korea, Macao, the Netherlands, New Zealand, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates, the United Kingdom and the United States. Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our new and existing products. These distributors may not be successful in obtaining proper approvals for our new and existing products in their respective countries, and they may not be successful in marketing our products. We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence. However, we may not be successful in entering into additional distributor relationships. Our distributors may terminate their relationship with us at any time. Historically, we have experienced a turnover among our international distributors. This high degree of turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally.

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

For our hematology instruments purchased from Diatron, we are subject to minimum purchase requirements through fiscal 2008. The terms of the minimum purchase requirements are more fully explained herein under the subheading “Notes to Condensed Financial Statements.” We operate on a purchase order basis with all of the suppliers of our molded plastic reagent discs, reagent chemicals and blood analyzer components and thus these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices. Although we believe that there are potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above.

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

We believe that our existing capital resources, available line of credit and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through the next 12 months, although no assurances can be given. The terms of our line of credit contain a number of covenants concerning financial tests that we must meet, and these tests are more fully explained herein under the subheading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Historically, hospitals and commercial laboratories performed most human diagnostic testing, and commercial laboratories performed most veterinary medical testing. We have identified five principal factors that customers typically use to evaluate our products and those of our competitors. These factors include:

•	range of tests offered;

•	immediacy of results;

•	cost effectiveness;

•	ease of use; and

•	reliability of results.

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

The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. As of June 30, 2007, we have received market clearance from the FDA for our Piccolo chemistry analyzer and 25 reagent tests that we have on 12 reagent discs. We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures. These new test products are crucial for our success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

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

Effects of the Clinical Laboratory Improvement Amendments on Our Products

Our Piccolo products are also affected by the Clinical Laboratory Improvement Amendments (the “CLIA”) of 1988. The CLIA are intended to insure the quality and reliability of all medical testing in the United States regardless of where tests are performed. The current CLIA regulations divide laboratory tests into the following three categories:

•	waived;

•	moderately complex; and

•	highly complex.

Many of the tests performed using the Piccolo chemistry analyzer are in the “moderately complex” category. This category requires that any location in which testing is performed be certified as a laboratory. Hence, we can only sell some Piccolo products to customers who meet the standards of a laboratory. To receive “laboratory” certification, a testing facility must be certified by the CMS. After the testing facility receives a “laboratory” certification, it must then meet the CLIA regulations. Because we can only sell some Piccolo products to testing facilities that are certified “laboratories,” the market for some products is correspondingly constrained.

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

Prior to fiscal 2007, the FDA granted waived status under CLIA regulations for our total cholesterol (CHOL), high-density lipoprotein cholesterol (HDL), triglycerides (TRIG), glucose (GLU), alanine aminotransferase (ALT) and aspartate aminotransferase (AST) tests when used in conjunction with our Piccolo chemistry analyzer. Accordingly, we can offer the following Piccolo reagent discs as waived tests to the medical market: General Chemistry 6, General Chemistry 13, the Lipid Panel, the Lipid Panel Plus and the Liver Panel Plus. Waived status permits untrained personnel to run the Piccolo chemistry analyzer using the General Chemistry 6, General Chemistry 13, the Lipid Panel, the Lipid Panel Plus and the Liver Panel Plus; thus, extending the sites (doctors’ offices and other point-of-care environments) that can use the Piccolo chemistry analyzer.

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

Need to Comply with Various Federal, State, Local and International Regulations

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

We do not have a backup facility to provide redundant manufacturing capacity in the event of a system failure. Accordingly, if our location in Union City, California experienced a system failure or regulatory problem that temporarily shuts down our manufacturing facility, our manufacturing ability would become unavailable until we were able to bring an alternative facility online, a process which could take several weeks or even months. These manufacturing operations are also vulnerable to damage from earthquakes, fire, floods, power loss, telecommunications failures, break-ins and similar events. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur. Additionally, our computer servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended June 30, 2007, the closing sale prices of our common stock on the NASDAQ ranged from $20.61 to $26.99 per share and the closing sale price on June 29, 2007, the last day of trading for our quarter ended June 30, 2007, was $20.86 per share. During the last eight fiscal quarters ended June 30, 2007, our stock price closed at a high of $26.99 on April 17, 2007 and a low of $10.74 on August 16, 2005. Many factors may affect the market price of our common stock, including:

•	fluctuation in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	changes in governmental regulation;

•	prospects and proposals for health care reform;

•	governmental or third-party payors’ controls on prices that our customers may pay for our products;

•	developments or disputes concerning our patents or our other proprietary rights;

•	public concern as to the safety of our devices or similar devices developed by our competitors; and

•	general market conditions.

Because our stock price is so volatile, investing in our common stock is highly risky. A potential investor must be able to withstand the loss of his entire investment in our common stock.

Our Shareholders Rights Plan and our ability to issue preferred stock may delay or prevent a change of control of Abaxis.

Our Shareholder Rights Plan, adopted by our Board of Directors on April 22, 2003, may make it more difficult for a third party to acquire, or discourage a third party from attempting to acquire control of, Abaxis. The Shareholder Rights Plan could limit the price that investors might be willing to pay in the future for shares of our common stock.

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

3.2	By-laws (Filed with the Securities and Exchange Commission in our Registration Statement No. 33-44326 on December 11, 1991 and incorporated herein by reference.)

3.3	Amendment to the By-laws (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on July 30, 2007 and incorporated herein by reference.)

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

4.3	Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3.

10.1*
Fiscal 2008 Base Salary and Target Bonus for the Named Executive Officers (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on May 1, 2007 and incorporated herein by reference.)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

#
This certification accompanies this Quarterly Report on Form 10-Q. The certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Abaxis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.
(Registrant)

Date: August 9, 2007	By:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2007	By:	/s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)