Form 10-Q
period 2007-09-30
ABAXIS INC
filed 2007-11-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

or
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

Yes ☐ No ☒

As of November 5, 2007, there were 21,526,000 shares of the Registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q
For the Quarter Ended September 30, 2007

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006

Revenues	$25,192,000	$21,037,000	$48,123,000	$41,395,000
Cost of revenues	11,335,000	9,479,000	21,250,000	18,400,000
Gross profit	13,857,000	11,558,000	26,873,000	22,995,000

Operating expenses:
Research and development	1,822,000	1,519,000	3,475,000	3,236,000
Sales and marketing	6,381,000	5,533,000	11,610,000	10,004,000
General and administrative	1,538,000	1,386,000	3,189,000	2,970,000
Total operating expenses	9,741,000	8,438,000	18,274,000	16,210,000

Income from operations	4,116,000	3,120,000	8,599,000	6,785,000
Interest and other income (expense), net	529,000	367,000	1,028,000	703,000
Income before income taxes	4,645,000	3,487,000	9,627,000	7,488,000
Income tax provision	1,757,000	1,373,000	3,641,000	2,973,000
Net income	$2,888,000	$2,114,000	$5,986,000	$4,515,000

Net income per share:
Basic net income per share	$0.13	$0.10	$0.28	$0.22
Diluted net income per share	$0.13	$0.10	$0.27	$0.21

Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	21,448,000	20,605,000	21,380,000	20,437,000
Weighted average common shares outstanding - diluted	22,110,000	21,968,000	22,103,000	21,890,000

Share-based compensation expense by function:
Cost of revenues	$35,000	$6,000	$55,000	$26,000
Research and development	36,000	31,000	71,000	58,000
Sales and marketing	88,000	76,000	168,000	153,000
General and administrative	130,000	84,000	252,000	150,000
Total share-based compensation expense	$289,000	$197,000	$546,000	$387,000

See accompanying Notes to the Unaudited Condensed Financial Statements.

ABAXIS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
ASSETS	September 30, 2007	March 31, 2007
Current assets:
Cash and cash equivalents	$10,820,000	$10,183,000
Short-term investments	40,911,000	35,028,000
Trade receivables (net of allowances of $193,000 at September 30, 2007 and $542,000 at March 31, 2007)	19,346,000	16,929,000
Inventories, net	15,912,000	14,813,000
Prepaid expenses	958,000	1,321,000
Net deferred tax asset - current	5,851,000	8,979,000
Total current assets	93,798,000	87,253,000

Property and equipment, net	13,603,000	12,662,000
Intangible assets, net	412,000	450,000
Other assets	24,000	38,000
Net deferred tax asset - non-current	2,312,000	2,312,000
Total assets	$110,149,000	$102,715,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,251,000	$6,505,000
Accrued payroll and related expenses	4,162,000	3,830,000
Other accrued liabilities	1,096,000	1,169,000
Deferred revenue	811,000	917,000
Warranty reserve	948,000	315,000
Total current liabilities	12,268,000	12,736,000

Non-current liabilities:
Deferred rent	344,000	391,000
Deferred revenue	1,184,000	1,244,000
Warranty reserve	346,000	532,000
Total non-current liabilities	1,874,000	2,167,000

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 35,000,000 shares authorized; 21,466,000 and 21,207,000 shares issued and outstanding at September 30, 2007 and at March 31, 2007, respectively	105,491,000	103,282,000
Accumulated deficit	(9,484,000)	(15,470,000)
Total shareholders' equity	96,007,000	87,812,000
Total liabilities and shareholders' equity	$110,149,000	$102,715,000

 See accompanying Notes to the Unaudited Condensed Financial Statements.

ABAXIS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended September 30,
	2007	2006
Operating activities:
Net income	$5,986,000	$4,515,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,656,000	1,253,000
Loss on disposal of property and equipment	2,000	29,000
Share-based compensation expense	546,000	387,000
Excess tax benefits from share-based awards	(138,000)	-
Common stock issued for employee benefit plans	-	66,000
Changes in assets and liabilities:
Trade receivables, net	(2,417,000)	(162,000)
Inventories, net	(1,971,000)	(1,918,000)
Prepaid expenses	501,000	(234,000)
Other assets	14,000	20,000
Net deferred tax assets	3,128,000	2,730,000
Accounts payable	(1,254,000)	1,450,000
Accrued payroll and related expenses	332,000	(246,000)
Other accrued liabilities	(73,000)	284,000
Deferred rent	(47,000)	(50,000)
Deferred revenue	(166,000)	(95,000)
Warranty reserve	447,000	100,000
Other long-term liabilities	-	2,000
Net cash provided by operating activities	6,546,000	8,131,000

Investing activities:
Purchases of available-for-sale investments	(19,575,000)	(39,177,000)
Purchases of held-to-maturity investments	(14,176,000)	-
Proceeds from maturities of available-for-sale investments	-	32,779,000
Proceeds from maturities of held-to-maturity investments	27,868,000	-
Purchases of property and equipment	(1,680,000)	(1,616,000)
Net cash used in investing activities	(7,563,000)	(8,014,000)

Financing activities:
Proceeds from issuance of common stock under stock plans, net	1,516,000	2,860,000
Proceeds from the exercise of warrants	-	86,000
Excess tax benefits from share-based awards	138,000	-
Net cash provided by financing activities	1,654,000	2,946,000

Net increase in cash and cash equivalents	637,000	3,063,000
Cash and cash equivalents at beginning of period	10,183,000	10,164,000
Cash and cash equivalents at end of period	$10,820,000	$13,227,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,000	$4,000
Cash paid for income taxes, net of refunds	$150,000	$216,000

Supplemental disclosure of non-cash information:
Change in unrealized gains on short-term investments, net of tax	$-	$60,000
Transfers of equipment between inventory and property and equipment	$881,000	$876,000

See accompanying Notes to the Unaudited Condensed Financial Statements.

ABAXIS, INC.
NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Abaxis, Inc. (the “Company”), incorporated in California in 1989, develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.

Basis of Presentation. The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three and six month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2008 or for any future period.

These unaudited condensed financial statements should be read in conjunction with Management’s Discussion and Analysis and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Reclassifications. Certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentation. These reclassifications had no material impact on previously reported results of operations or financial position.

Use of Estimates in Preparation of Financial Statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include allowance for doubtful accounts, sales and other allowances, inventory reserves, income taxes, valuation allowance for net deferred tax assets, share-based compensation and warranty reserves. Actual results may differ from these estimates.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48

Effective April 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of implementing FIN 48, the Company did not change the amount of unrecognized tax benefits related to tax positions taken in prior periods. The Company did not have any unrecognized tax benefits as of April 1, 2007, the date of adoption, or as of September 30, 2007. Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to gross unrecognized tax benefits within its provision for income taxes did not change. For the three and six months ended September 30, 2007, the Company did not recognize any interest and penalties related to unrecognized tax benefits. The Company files income tax returns in the United States federal jurisdiction and various states. The Company is not under examination for any of these jurisdictions.

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

NOTE 3. SHORT-TERM INVESTMENTS

As of September 30, 2007 and March 31, 2007, investments were classified as short-term investments. The contractual maturities for corporate debt securities were less than one year. Auction rate securities with maturities beyond one year were classified as short-term investments, based on their highly liquid nature and due to the frequency with which the interest rate is reset.

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

The amortized cost, unrealized gains and market value of short-term investments were as follows:

	September 30, 2007			March 31, 2007
	Amortized Cost	Unrealized Gains	Market Value	Amortized Cost	Unrealized Gains	Market Value
Available-for-sale:
Auction rate securities	$35,975,000	$-	$35,975,000	$16,400,000	$-	$16,400,000
Total available-for-sale	35,975,000	-	35,975,000	16,400,000	-	16,400,000

Held-to-maturity:
Corporate debt securities	4,936,000	-	4,936,000	18,628,000	-	18,628,000
Total held-to-maturity	4,936,000	-	4,936,000	18,628,000	-	18,628,000

Total short-term investments	$40,911,000	$-	$40,911,000	$35,028,000	$-	$35,028,000

NOTE 4. INVENTORIES, NET

Inventories, net, include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories, net, were as follows:

	September 30, 2007	March 31, 2007
Raw materials	$7,557,000	$7,974,000
Work-in-process	4,620,000	3,203,000
Finished goods	3,735,000	3,636,000
Inventories, net	$15,912,000	$14,813,000

NOTE 5. WARRANTY RESERVES

The Company provides for the estimated future costs to be incurred under the Company’s standard warranty obligation on its instruments. Starting on July 1, 2007, the Company provides for the estimated future costs to be incurred under the Company’s warranty obligation on its reagent discs as part of warranty reserves. Prior to July 1, 2007, the Company maintained a provision for defective reagent discs as part of sales allowances.

Instruments. Since the beginning of fiscal 2006, the Company’s standard warranty obligation on instruments is two years. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The estimated accrual for warranty exposure is based on historical experience, estimated product failure rates, material usage, freight incurred in repairing the instrument after failure and known design changes.

Reagent Discs. Starting on July 1, 2007, the Company recorded a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. Prior to July 1, 2007, the Company recorded a provision for defective reagent discs as part of sales allowances since the Company primarily issued a credit to customers for defective reagent discs. Starting on July 1, 2007, the provision for defective reagent discs is recorded as part of warranty reserves, since the Company replaces defective reagent discs rather than issue a credit to customers. The Company believes the change will not have a material impact on the financial statement in the future or past.

The Company evaluates its estimates for warranty reserves on an ongoing basis and believes it has the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in the Company’s warranty reserve accrual in the period in which the change was identified.

The changes in the Company’s accrued warranty reserve during the three and six months ended September 30, 2007 includes a provision for warranty costs and replacement costs for reagent discs. The change in the Company’s accrued warranty reserve during the three and six months ended September 30, 2007 and 2006, was as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance at beginning of period	$910,000	$491,000	$847,000	$472,000
Provision for warranty expense	612,000	142,000	874,000	197,000
Warranty costs incurred	(228,000)	(55,000)	(427,000)	(91,000)
Balance at end of period	1,294,000	578,000	1,294,000	578,000
Non-current portion of warranty reserve	346,000	265,000	346,000	265,000
Current portion of warranty reserve	$948,000	$313,000	$948,000	$313,000

NOTE 6. LINE OF CREDIT

The Company has a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000. The line of credit terminates upon notification by either party and any outstanding balance is payable upon demand. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 7.50% at September 30, 2007, and is payable monthly. Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for the Company’s facilities lease at September 30, 2007. At September 30, 2007, there was no amount outstanding under the Company’s line of credit. The weighted average interest rates on the line of credit during the three months ended September 30, 2007 and 2006 were 7.93% and 8.00%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. At September 30, 2007, the Company was in compliance with each of these covenants. Included in these financial covenants, among other stipulations, are the following requirements:

•
The Company must have a minimum net income of $25,000 before preferred stock dividends and accretion on preferred stock in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.

•
The Company is required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ended September 30, 2007 and to have net income before preferred stock dividends and accretion on preferred stock of at least $1,150,000 for the fiscal year ending March 31, 2008.

•	The Company is required to comply with certain financial covenants as follows:

Financial Covenants	Requirements
Quick ratio, as defined	Not less than 2.00 to 1.00
Cash flow coverage, as defined	Not less than 1.25 to 1.00
Debt to net worth ratio, as defined	Not greater than 1.00 to 1.00
Tangible effective net worth, as defined	Not less than $25,731,000

Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $96.0 million at September 30, 2007, including its intellectual property.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments. In November 2003, the Company entered into an original equipment manufacturing (“OEM”) agreement with Diatron Messtechnik GmbH (“Diatron”) of Austria to purchase Diatron hematology instruments. The Diatron hematology instruments are currently supplied by Diatron MI Kft. Under the terms of the OEM agreement, the Company became committed to purchase a minimum number of hematology instruments through fiscal 2009 from Diatron once the product was qualified for sale, which occurred in May 2004. In September 2006, the terms of the OEM agreement, with respect to the purchase commitments, were revised. Under the amended OEM agreement, the Company is committed to purchase a minimum number of hematology instruments through fiscal 2008. At September 30, 2007, the outstanding commitment due in fiscal 2008 is approximately $2,513,000. The commitment amount is based on the minimum number of hematology instruments required to be purchased by the Company, the cost of the instruments and the Euro exchange rate at period-end. Since the exchange rate can fluctuate in the future, the commitment in absolute dollars will change accordingly.

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

Non-cash compensation expense recognized for share-based awards totaled $289,000 and $197,000 during the three months ended September 30, 2007 and 2006, respectively. Non-cash compensation expense recognized for share-based awards totaled $546,000 and $387,000 during the six months ended September 30, 2007 and 2006, respectively. Capitalized share-based compensation cost at September 30, 2007 and 2006 was $22,000 and $17,000, respectively, which was included in inventory on the Company’s balance sheet.

Prior to adopting SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as cash flows from operating activities in its Statements of Cash Flows. SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits classified as a financing cash inflow for the three months ended September 30, 2007 and 2006 were $19,000 and $0, respectively. Excess tax benefits classified as a financing cash inflow for the six months ended September 30, 2007 and 2006 were $138,000 and $0, respectively.

Equity Compensation Plans

The Company’s share-based compensation plans are described below.

2005 Equity Incentive Plan. The Company’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended the Company’s 1998 Stock Option Plan. The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. The Equity Incentive Plan provides for the issuance of a maximum of 4,886,000 shares, of which 464,000 shares of common stock were available for future issuance as of September 30, 2007.

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

Restricted stock units awarded to employees generally vest over a period of four years and the awards may also be subject to accelerated vesting upon achieving certain performance-based milestones and continuous employment during the vesting period. Restricted stock units awarded to non-employee directors generally vest in full one year after the grant date based on continuous service. See the “Restricted Stock Units” section in this Note for additional information.

1992 Outside Directors’ Stock Option Plan. Under the Company’s 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors. Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. The Directors Plan provided for the issuance of a maximum of 250,000 shares. As of September 30, 2007, all outstanding options under the Directors Plan were fully vested and no shares of common stock were available for future issuance because the time period for granting options expired in accordance with the terms of the Directors Plan in June 2002.

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

The Company used the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006. The fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred. There were no stock options granted during the three and six months ended September 30, 2007 and 2006, respectively, or during fiscal 2007. As of September 30, 2007, the total unrecognized compensation expense related to stock options granted amounted to $101,000, which is expected to be recognized over a weighted average period of 0.65 years.

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2007 and the changes during the six-month period then ended:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2007	1,577,000	$7.82
Granted	-	-
Exercised	(243,000)	6.68
Canceled or forfeited	(50,000)	20.72
Outstanding at September 30, 2007	1,284,000	$7.53	4.04	$19,150,000
Vested and expected to vest at September 30, 2007	1,281,000	$7.53	4.03	$19,122,000
Exercisable at September 30, 2007	1,254,000	$7.42	3.96	$18,846,000

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing stock price as of September 28, 2007, (the last trading day for the quarterly period ended September 30, 2007), that would have been received by the option holders had all option holders exercised their stock options as of that date. Total intrinsic value of stock options exercised was $578,000 and $2,472,000 during the three months ended September 30, 2007 and 2006, respectively. Total intrinsic value of stock options exercised was $4,025,000 and $8,225,000 during the six months ended September 30, 2007 and 2006, respectively. Cash proceeds from the exercise of stock options during the three months ended September 30, 2007 and 2006 were $218,000 and $734,000, respectively. Cash proceeds from the exercise of stock options during the six months ended September 30, 2007 and 2006 were $1,625,000 and $2,860,000, respectively.

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

Certain restricted stock unit awards to employees may also be subject to accelerated vesting upon achieving certain performance-based milestones. Additionally, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”), in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of the restricted stock unit held by a participant upon such conditions and to such extent as determined by the Compensation Committee. It is currently anticipated that awards granted to executive officers will accelerate fully on a change of control. The vesting of non-employee director awards granted under the Equity Incentive Plan automatically will accelerate in full upon a change in control.

The fair value of restricted stock unit awards used in the Company’s expense recognition method is measured based on the number of shares granted and the closing market price of the Company’s common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The Company’s policy is to recognize the expense based on the vested portions of the awards. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of September 30, 2007, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $9,103,000, which is expected to be recognized over a weighted average period of 3.03 years.

The following table summarizes restricted stock unit activity for the six months ended September 30, 2007:

	Number of Shares	Weighted Average Grant Date Fair Value (1)
Unvested at March 31, 2007	295,000	$24.66
Granted	243,000	20.98
Vested	(22,000)	25.07
Forfeited	(44,000)	23.19
Unvested at September 30, 2007	472,000	$22.89

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Numerator:
Net income	$2,888,000	$2,114,000	$5,986,000	$4,515,000

Denominator:
Weighted average common shares outstanding - basic	21,448,000	20,605,000	21,380,000	20,437,000

Weighted average effect of dilutive securities:
Stock options	658,000	1,223,000	707,000	1,313,000
Restricted stock units	4,000	4,000	10,000	1,000
Warrants	-	136,000	6,000	139,000
Weighted average common shares outstanding - diluted	22,110,000	21,968,000	22,103,000	21,890,000

Net income per share:
Basic net income per share	$0.13	$0.10	$0.28	$0.22
Diluted net income per share	$0.13	$0.10	$0.27	$0.21

The Company excluded the following stock options and warrants from the computation of diluted weighted average shares outstanding because the exercise price of the stock options and warrants was greater than the average market price of the Company’s common stock during the period and, therefore, the inclusion of these stock options and warrants would be antidilutive to net income per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average number of shares underlying antidilutive stock options and warrants	218,000	-	218,000	5,000
Weighted average exercise price per share underlying antidilutive stock options and warrants	$21.65	$-	$21.66	$22.10

The Company excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Weighted average number of shares underlying antidilutive restricted stock units	387,000	212,000	192,000	184,000

NOTE 10. INCOME TAXES

The Company’s effective tax rate was 38% and 39% for the three months ended September 30, 2007 and 2006, respectively. The Company’s effective tax rate was 38% and 40% for the six months ended September 30, 2007 and 2006, respectively. The decrease in the effective tax rate for the three and six months ended September 30, 2007, as compared to the three and six months ended September 30, 2006, was primarily due to tax benefits resulting from (a) federal research and development tax credits, which temporarily expired in the three and six months ended September 30, 2006, and (b) a change in the Company’s investment portfolio.

NOTE 11. COMPREHENSIVE INCOME

The following is a summary of comprehensive income for the three and six months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Net income	$2,888,000	$2,114,000	$5,986,000	$4,515,000
Other comprehensive income:
Change in unrealized gains on short-term investments, net of tax	-	4,000	-	60,000
Comprehensive income	$2,888,000	$2,118,000	$5,986,000	$4,575,000

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

The segment information for prior periods has been restated to conform to the current presentation of reportable segments for the three and six months ended September 30, 2007 and 2006. The table below summarizes revenues, cost of revenues and gross profit from the two operating segments.

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Medical Market	$5,643,000	$4,120,000	$10,450,000	$7,850,000
Veterinary Market	17,989,000	15,160,000	34,425,000	30,701,000
Unallocated amounts	1,560,000	1,757,000	3,248,000	2,844,000
Total revenues	25,192,000	21,037,000	48,123,000	41,395,000

Cost of revenues:
Medical Market	2,805,000	2,045,000	5,248,000	3,808,000
Veterinary Market	7,889,000	7,044,000	14,848,000	13,687,000
Unallocated amounts	641,000	390,000	1,154,000	905,000
Total cost of revenues	11,335,000	9,479,000	21,250,000	18,400,000

Gross profit:
Medical Market	2,838,000	2,075,000	5,202,000	4,042,000
Veterinary Market	10,100,000	8,116,000	19,577,000	17,014,000
Unallocated amounts	919,000	1,367,000	2,094,000	1,939,000
Gross profit	$13,857,000	$11,558,000	$26,873,000	$22,995,000

NOTE 13. REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of revenues for each group of products and services provided by the Company:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenues by Product Category	2007	2006	2007	2006
Instruments	$7,462,000	$6,568,000	$13,926,000	$13,298,000
Reagent discs and kits	15,680,000	12,280,000	29,939,000	24,390,000
Other products	1,598,000	1,688,000	3,335,000	2,764,000
Product sales, net	24,740,000	20,536,000	47,200,000	40,452,000
Development and licensing revenues	452,000	501,000	923,000	943,000
Total revenues	$25,192,000	$21,037,000	$48,123,000	$41,395,000

The following is a summary of revenues by geographic region based on customer location:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenues by Geographic Region	2007	2006	2007	2006
North America	$21,071,000	$17,668,000	$40,240,000	$34,431,000
Europe	3,175,000	2,319,000	6,232,000	4,762,000
Asia Pacific and rest of the world	946,000	1,050,000	1,651,000	2,202,000
Total revenues	$25,192,000	$21,037,000	$48,123,000	$41,395,000

Significant Concentrations

Revenues from significant customers as a percentage of total revenues were as follows:

	Geographical	Three Months Ended September 30,		Six Months Ended September 30,
Distributor	Location	2007	2006	2007	2006
Walco International, Inc., d/b/a DVM Resources	United States	13%	16%	14%	16%

At September 30, 2007, one distributor in the United States accounted for 17% of trade receivables. At September 30, 2006, one distributor in the United States accounted for 19% of trade receivables.

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

In September 2007, we introduced a veterinary hematology instrument under the name VetScan HM5. The VetScan HM5 offers a 22-parameter complete blood count (CBC) analysis, including a five-part cell counter specifically designed for veterinary applications. In May 2004, we introduced a veterinary hematology instrument that offers an 18-parameter CBC analysis, including a three-part white blood cell differential, marketed originally as the VetScan HMII, and is now referred to as the VetScan HM2™. We currently purchase the hematology instruments from Diatron MI Kft. of Budapest, Hungary. Through April 2004, we marketed a veterinary hematology instrument under the name VetScan HMT. We continue to support and service our current population of VetScan HM5, VetScan HM2, VetScan HMII and VetScan HMT hematology instruments.

Our sales for any future periods are not predictable with a significant degree of certainty. We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. Our expense levels, which are to a large extent fixed, are based in part on our expectations of future revenues. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would negatively affect our operating results and financial condition. In addition, our sales may be adversely impacted by pricing pressure from competitors. Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our Piccolo and VetScan products and to successfully compete with other competitors. We believe that period to period comparisons of our results of operations are not necessarily meaningful indicators of future results.

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

Sales and Other Allowances. We estimate a provision for defective reagent discs as part of sales allowances when we issue credits to customers for defective reagent discs. We also establish, upon shipment of our products to distributors, a provision for potentially defective reagent discs, based on historical experience. The provision for potentially defective reagent discs is recorded in sales allowances, using internal data available to estimate the level of inventory in the distribution channel, the lag time for customers to report defective reagent discs and the historical experience of defective reagent discs. Starting on July 1, 2007, the provision for defective reagent discs is recorded as part of warranty reserves, instead of sales allowances, since we replace defective reagent discs rather than issue a credit to customers. Changes in our estimates for accruals related to provisions for defective reagent discs have not been material to our financial position or results of operations. In the future, the actual defective reagent discs may exceed our estimates, which could aversely affect our financial results.

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

Warranty Reserves. We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments. Since the beginning of fiscal 2006, our standard warranty obligation on instruments is two years. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our estimated accrual for warranty exposure is based on historical experience, estimated product failure rates, material usage and freight incurred in repairing the instrument after failure and known design changes.

Starting on July 1, 2007, we provide for estimated future costs to be incurred on our reagent discs as part of warranty reserves, which includes the replacement costs and freight of a defective reagent disc. A provision for defective reagent discs is recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated, at which time they are included in cost of revenues. Prior to July 1, 2007, we primarily issued a credit to customers for defective reagent discs and, therefore, the provision for defective reagent discs were recorded as part of sales and other allowances. Starting on July 1, 2007, the provision for defective reagent discs is recorded as part of warranty reserves, since we replace defective reagent discs rather than issue a credit to customers.

We analyze the adequacy of the ending accrual balance of warranty reserves each quarter. The determination of warranty reserves requires us to make estimates of the expected costs to repair or replace the instruments and to replace defective reagent discs under warranty. If actual repair or replacement costs of instruments or replacement costs of reagent discs differ significantly from our estimates, adjustments to cost of revenues may be required.

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

Effective April 1, 2007 we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of implementing FIN 48, we did not change the amount of unrecognized tax benefits related to tax positions taken in prior periods. We did not have any unrecognized tax benefits as of April 1, 2007, the date of adoption, or as of September 30, 2007. Upon adoption of FIN 48, our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. For the three and six months ended September 30, 2007, we did not recognize any interest and penalties related to unrecognized tax benefits. We file income tax returns in the United States federal jurisdiction and various states. We are not under examination for any of these jurisdictions.

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

Total Revenues

Revenues by Geographic Region and by Product Category. Revenues by geographic region based on customer location and revenues by product category during the three and six months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
			Increase/	Percent			Increase/	Percent
Revenues by Geographic Region	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
North America	$21,071,000	$17,668,000	$3,403,000	19%	$40,240,000	$34,431,000	$5,809,000	17%
Percentage of total revenues	84%	84%			84%	83%
Europe	3,175,000	2,319,000	856,000	37%	6,232,000	4,762,000	1,470,000	31%
Percentage of total revenues	13%	11%			13%	12%
Asia Pacific and rest of the world	946,000	1,050,000	(104,000)	(10%)	1,651,000	2,202,000	(551,000)	(25%)
Percentage of total revenues	3%	5%			3%	5%
Total revenues	$25,192,000	$21,037,000	$4,155,000	20%	$48,123,000	$41,395,000	$6,728,000	16%

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
			Increase/	Percent			Increase/	Percent
Revenues by Product Category	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
Instruments	$7,462,000	$6,568,000	$894,000	14%	$13,926,000	$13,298,000	$628,000	5%
Percentage of total revenues	30%	31%			29%	32%
Reagent discs and kits	15,680,000	12,280,000	3,400,000	28%	29,939,000	24,390,000	5,549,000	23%
Percentage of total revenues	62%	59%			62%	59%
Other products	1,598,000	1,688,000	(90,000)	(5%)	3,335,000	2,764,000	571,000	21%
Percentage of total revenues	6%	8%			7%	7%
Product sales, net	24,740,000	20,536,000	4,204,000	20%	47,200,000	40,452,000	6,748,000	17%
Percentage of total revenues	98%	98%			98%	98%
Development and licensing revenues	452,000	501,000	(49,000)	(10%)	923,000	943,000	(20,000)	(2%)
Percentage of total revenues	2%	2%			2%	2%
Total revenues	$25,192,000	$21,037,000	$4,155,000	20%	$48,123,000	$41,395,000	$6,728,000	16%

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

North America. During the three months ended September 30, 2007, total revenues in North America increased 19%, or $3,403,000, as compared to the three months ended September 30, 2006. Components of the change in North America were as follows:

Instruments. During the three months ended September 30, 2007, total revenues from instruments sold in North America increased 9%, or $543,000, as compared to the three months ended September 30, 2006. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) increased 20%, or $257,000, primarily due to increased distributor sales. Sales of our Piccolo chemistry analyzers to the U.S. government decreased 10%, or $36,000.

(ii) Sales of our VetScan chemistry analyzers in North America decreased 20%, or $406,000, primarily due to manufacturing issues on our new chemistry analyzer resulting from a limited supply of quality products. Sales of our hematology instruments in North America increased 36%, or $728,000, primarily due to the release of the VetScan HM5 in September 2007.

Reagent discs and kits.  During the three months ended September 30, 2007, total revenues from reagent discs and kits sold in North America increased 31%, or $2,990,000, as compared to the three months ended September 30, 2006. The primary factors of the change were as follows:

(i) Medical reagent discs sales in North America (excluding the U.S. government) increased 63%, or $862,000, primarily due to the expanded installed base of our Piccolo chemistry analyzers. Medical reagent discs sold to the U.S. government increased 4%, or $25,000.

(ii) Veterinary reagent discs sales in North America increased 29%, or $2,030,000, primarily due to the expanded installed base of our VetScan chemistry analyzers. Sales of hematology reagent kits in North America increased 10%, or $73,000.

Other products. During the three months ended September 30, 2007, total revenues from other products sold in North America decreased 5%, or $81,000, as compared to the three months ended September 30, 2006.

Development and licensing. During the three months ended September 30, 2007, total revenues from development and licensing in North America decreased 10%, or $49,000, as compared to the three months ended September 30, 2006.

Significant concentration. One distributor in the United States, DVM Resources, accounted for 13% and 16% of total worldwide revenues for the three months ended September 30, 2007 and 2006, respectively.

Europe. During the three months ended September 30, 2007, total revenues in Europe increased 37%, or $856,000, as compared to the three months ended September 30, 2006. Components of the change in Europe were as follows:

Instruments. During the three months ended September 30, 2007, total revenues from instruments sold in Europe increased 113%, or $431,000, as compared to the three months ended September 30, 2006. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in Europe increased 288%, or $222,000, primarily due to increased distributor sales.

(ii) Sales of our VetScan chemistry analyzers in Europe increased 107%, or $219,000, primarily due to increased distributor sales. Sales of our hematology instruments in Europe decreased 10%, or $10,000.

Reagent discs and kits. During the three months ended September 30, 2007, total revenues from reagent discs and kits sold in Europe increased 22%, or $426,000, as compared to the three months ended September 30, 2006. The primary factors of the change were as follows:

(i) Medical reagent discs sales in Europe increased 40%, or $88,000.

(ii) Veterinary reagent discs sales in Europe increased 20% or $334,000, primarily due to the expanded installed base of our VetScan chemistry analyzers. Sales of hematology reagent kits in Europe increased 8%, or $4,000.

Other products. During the three months ended September 30, 2007, total revenues from other products sold in Europe decreased 8%, or $1,000, as compared to the three months ended September 30, 2006.

Asia Pacific and rest of the world. During the three months ended September 30, 2007, total revenues in Asia Pacific and rest of the world decreased 10%, or $104,000, as compared to the three months ended September 30, 2006. Components of the change in Asia Pacific and rest of the world were as follows:

Instruments. During the three months ended September 30, 2007, total revenues from instruments sold in Asia Pacific and rest of the world decreased 18%, or $80,000, as compared to the three months ended September 30, 2006. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in Asia Pacific and rest of the world increased 520%, or $26,000.

(ii) Sales of our VetScan chemistry analyzers in Asia Pacific and rest of the world decreased 45%, or $156,000, primarily in Japan due to the termination of a distribution arrangement during the first quarter of fiscal 2008. Sales of our hematology instruments in Asia Pacific and rest of the world increased 57%, or $50,000.

Reagent discs and kits. During the three months ended September 30, 2007, total revenues from reagent discs and kits sold in Asia Pacific and rest of the world decreased 3%, or $16,000, as compared to the three months ended September 30, 2006. The primary factors of the change were as follows:

(i) Medical reagent discs sales in Asia Pacific and rest of the world increased 27%, or $9,000.

(ii) Veterinary reagent discs sales in Asia Pacific and rest of the world decreased 2%, or $12,000. Sales of hematology reagent kits in Asia Pacific and rest of the world decreased 27%, or $13,000.

Other products. During the three months ended September 30, 2007, total revenues from other products sold in Asia Pacific and rest of the world decreased 67%, or $8,000, as compared to the three months ended September 30, 2006.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006

North America. During the six months ended September 30, 2007, total revenues in North America increased 17%, or $5,809,000, as compared to the six months ended September 30, 2006. Components of the change in North America were as follows:

Instruments. During the six months ended September 30, 2007, total revenues from instruments sold in North America increased 6%, or $597,000, as compared to the six months ended September 30, 2006. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) increased 30%, or $751,000, primarily due to increased distributor sales. Sales of our Piccolo chemistry analyzers to the U.S. government decreased 30%, or $159,000, primarily due to a decrease in the U.S. Military’s needs for our products, which were not predictable.

(ii) Sales of our VetScan chemistry analyzers in North America decreased 20%, or $832,000, primarily due to manufacturing issues on our new chemistry analyzer resulting from a limited supply of quality products. Sales of our hematology instruments in North America increased 24%, or $837,000, primarily due to the release of the VetScan HM5 in September 2007.

Reagent discs and kits.  During the six months ended September 30, 2007, total revenues from reagent discs and kits sold in North America increased 23%, or $4,693,000, as compared to the six months ended September 30, 2006. The primary factors of the change were as follows:

(i) Medical reagent discs sales in North America (excluding the U.S. government) increased 47%, or $1,273,000, primarily due to the expanded installed base of our Piccolo chemistry analyzers. Medical reagent discs sold to the U.S. government decreased 2%, or $26,000.

(ii) Veterinary reagent discs sales in North America increased 23%, or $3,433,000, primarily due to the expanded installed base of our VetScan chemistry analyzers. Sales of hematology reagent kits in North America increased 1%, or $13,000.

Other products. During the six months ended September 30, 2007, total revenues from other products sold in North America increased 20%, or $539,000, as compared to the six months ended September 30, 2006. The net increase in other products was primarily due to an increase in demand from Becton, Dickinson and Company for products using the Orbos Discrete Lyophilization Process, which is based on seasonal demands.

Development and licensing. During the six months ended September 30, 2007, total revenues from development and licensing in North America decreased 2%, or $20,000, as compared to the six months ended September 30, 2006.

Significant concentration. One distributor in the United States, DVM Resources, accounted for 14% and 16% of total worldwide revenues for the six months ended September 30, 2007 and 2006, respectively.

Europe. During the six months ended September 30, 2007, total revenues in Europe increased 31%, or $1,470,000, as compared to the six months ended September 30, 2006. Components of the change in Europe were as follows:

Instruments. During the six months ended September 30, 2007, total revenues from instruments sold in Europe increased 43%, or $640,000, as compared to the six months ended September 30, 2006. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in Europe increased 160%, or $340,000, primarily due to increased distributor sales.

(ii) Sales of our VetScan chemistry analyzers in Europe increased 31%, or $323,000, primarily due to increased distributor sales. Sales of our hematology instruments in Europe decreased 11%, or $23,000.

Reagent discs and kits. During the six months ended September 30, 2007, total revenues from reagent discs and kits sold in Europe increased 24%, or $796,000, as compared to the six months ended September 30, 2006. The primary factors of the change were as follows:

(i) Medical reagent discs sales in Europe increased 47%, or $168,000, primarily due to the expanded installed base of our Piccolo chemistry analyzers.

(ii) Veterinary reagent discs sales in Europe increased 22%, or $624,000, primarily due to the expanded installed base of our VetScan chemistry analyzers. Sales of hematology reagent kits in Europe increased 4%, or $4,000.

Other products. During the six months ended September 30, 2007, total revenues from other products sold in Europe increased 136%, or $34,000, as compared to the six months ended September 30, 2006.

Asia Pacific and rest of the world. During the six months ended September 30, 2007, total revenues in Asia Pacific and rest of the world decreased 25%, or $551,000, as compared to the six months ended September 30, 2006. Components of the change in Asia Pacific and rest of the world were as follows:

Instruments. During the six months ended September 30, 2007, total revenues from instruments sold in Asia Pacific and rest of the world decreased 53%, or $609,000, as compared to the six months ended September 30, 2006. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in Asia Pacific and rest of the world increased 1400%, or $70,000.

(ii) Sales of our VetScan chemistry analyzers in Asia Pacific and rest of the world decreased 60%, or $409,000. Sales of our hematology instruments in Asia Pacific and rest of the world decreased 57%, or $270,000. The decrease in veterinary instruments was primarily in Japan due to the termination of a distribution arrangement during the first quarter of fiscal 2008.

Reagent discs and kits. During the six months ended September 30, 2007, total revenues from reagent discs and kits sold in Asia Pacific and rest of the world increased 6%, or $60,000, as compared to the six months ended September 30, 2006. The primary factors of the change were as follows:

(i) Medical reagent discs sales in Asia Pacific and rest of the world increased 96%, or $46,000.

(ii) Veterinary reagent discs sales in Asia Pacific and rest of the world increased 6%, or $49,000. Sales of hematology reagent kits in Asia Pacific and rest of the world decreased 36%, or $35,000.

Other products. During the six months ended September 30, 2007, total revenues from other products sold in Asia Pacific and rest of the world decreased 15%, or $2,000, as compared to the six months ended September 30, 2006.

Segment Results

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments for the three months ended September 30, 2007 and 2006:

	Three Months Ended September 30,				Change
	2007	Percent of Revenues (1)	2006	Percent of Revenues (1)	Increase/ (Decrease)	Percent Change
Revenues:
Medical Market	$5,643,000	100%	$4,120,000	100%	$1,523,000	37%
Percentage of total revenues	22%		20%
Veterinary Market	17,989,000	100%	15,160,000	100%	2,829,000	19%
Percentage of total revenues	72%		72%
Unallocated amounts	1,560,000		1,757,000		(197,000)	(11%)
Percentage of total revenues	6%		8%
Total revenues	25,192,000		21,037,000		4,155,000	20%
Cost of revenues:
Medical Market	2,805,000	50%	2,045,000	50%	760,000	37%
Veterinary Market	7,889,000	44%	7,044,000	46%	845,000	12%
Unallocated amounts	641,000		390,000		251,000	64%
Total cost of revenues	11,335,000		9,479,000		1,856,000	20%
Gross profit:
Medical Market	2,838,000	50%	2,075,000	50%	763,000	37%
Veterinary Market	10,100,000	56%	8,116,000	54%	1,984,000	24%
Unallocated amounts	919,000		1,367,000		(448,000)	(33%)
Gross profit	$13,857,000		$11,558,000		$2,299,000	20%

(1) The percentage reported is based on revenues by operating segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended September 30, 2007, total revenues in the medical market increased 37%, or $1,523,000, as compared to the three months ended September 30, 2006. Components of the change were as follows:

Instruments. Total revenues from our Piccolo chemistry analyzers increased 27%, or $469,000, during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. We sold a total of 178 Piccolo chemistry analyzers during the three months ended September 30, 2007, as compared to 173 Piccolo chemistry analyzers sold during the three months ended September 30, 2006. The changes in revenues were attributed to (a) an increase in revenues in North America (excluding the U.S. government) of 20%, or $257,000, primarily due to increased distributor sales; (b) an increase in revenues in Europe of 288%, or $222,000, primarily due to increased distributor sales; and (c) an increase in revenues in Asia Pacific and rest of the world of 520%, or $26,000. The increase in revenues was partially offset by a decrease in Piccolo chemistry analyzers sold to the U.S. government of 10%, or $36,000.

Reagent discs. Total revenues from reagent discs sold in the medical market increased 45%, or $984,000, during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. We sold 338,000 medical reagent discs during the three months ended September 30, 2007, as compared to 237,000 medical reagent discs sold during the three months ended September 30, 2006. The total increase in revenues from medical reagent discs was primarily attributed to the expanded installed base of our Piccolo chemistry analyzers and was comprised of (a) an increase in revenues in North America (excluding the U.S. government) of 63%, or $862,000; (b) an increase in medical reagent discs sold to the U.S. government of 4%, or $25,000; (c) an increase in revenues in Europe of 40%, or $88,000; and (d) an increase in revenues in Asia Pacific and rest of the world of 27%, or $9,000.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased 37%, or $763,000, during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. Gross profit percentages for the medical market segment during each of the three months ended September 30, 2007 and 2006 was 50%. In absolute dollars, the increase in gross profit for the medical market segment was due to (a) an increase in medical reagent discs sold during the three months ended September 30, 2007 and (b) higher average selling prices of Piccolo chemistry analyzers and medical reagent discs during the three months ended September 30, 2007.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended September 30, 2007, total revenues in the veterinary market increased 19%, or $2,829,000, as compared to the three months ended September 30, 2006. Components of the change were as follows:

Instruments. We sold a total of 593 VetScan chemistry analyzers and hematology instruments during the three months ended September 30, 2007, as compared to 543 veterinary instruments sold during the three months ended September 30, 2006. The primary factors of the change were as follows:

(i) Sales of our VetScan chemistry analyzers decreased 13%, or $343,000, comprised of (a) a decrease in North America of 20%, or $406,000, primarily due to manufacturing issues on our new chemistry analyzer resulting from a limited supply of quality products, and (b) a decrease in Asia Pacific and rest of the world of 45%, or $156,000, primarily in Japan due to the termination of a distribution arrangement during the first quarter of fiscal 2008. The decrease in revenues was partially offset by an increase in Europe of 107%, or $219,000, primarily due to increased distributor sales.

(ii) Sales of our hematology instruments increased 34%, or $768,000, comprised of (a) an increase in North America of 36%, or $728,000, primarily due to the release of the VetScan HM5 in September 2007, (b) an increase in Asia Pacific and rest of the world of 57%, or $50,000, partially offset by (c) a decrease in Europe of 10%, or $10,000.

Reagent discs and kits. Total revenues from reagent discs and kits sold in the veterinary market increased 24%, or $2,416,000, during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. The primary factors of the change were as follows:

(i) Total revenues from reagent discs sold in the veterinary market increased 25%, or $2,352,000, during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. We sold 906,000 veterinary reagent discs during the three months ended September 30, 2007, as compared to 770,000 veterinary reagent discs sold during the three months ended September 30, 2006. The increase in revenues from veterinary reagent discs was primarily attributed to the expanded installed base of our VetScan chemistry analyzers and was comprised of (a) an increase in revenues in North America of 29%, or $2,030,000, (b) an increase in revenues in Europe of 20%, or $334,000, partially offset by (c) a decrease in revenues in Asia Pacific and rest of the world of 2%, or $12,000.

(ii) Total revenues from hematology reagent kits sold in the veterinary market increased 8%, or $64,000, during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. The increase in revenues from hematology reagent kits was attributed to (a) an increase in revenues in North America of 10%, or $73,000, (b) an increase in revenues in Europe of 8%, or $4,000, partially offset by (c) a decrease in revenues in Asia Pacific and rest of the world of 27%, or $13,000.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased 24%, or $1,984,000, during the three months ended September 30, 2007, as compared to the three months ended September 30, 2006. Gross profit percentages for the veterinary market segment during the three months ended September 30, 2007 and 2006 were 56% and 54%, respectively. In absolute dollars, the increase in gross profit for the veterinary market segment was due to an increase in veterinary reagent discs sold during the three months ended September 30, 2007.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments for the six months ended September 30, 2007 and 2006:

	Six Months Ended September 30,				Change
	2007	Percent of Revenues (1)	2006	Percent of Revenues (1)	Increase/ (Decrease)	Percent Change
Revenues:
Medical Market	$10,450,000	100%	$7,850,000	100%	$2,600,000	33%
Percentage of total revenues	22%		19%
Veterinary Market	34,425,000	100%	30,701,000	100%	3,724,000	12%
Percentage of total revenues	72%		74%
Unallocated amounts	3,248,000		2,844,000		404,000	14%
Percentage of total revenues	6%		7%
Total revenues	48,123,000		41,395,000		6,728,000	16%
Cost of revenues:
Medical Market	5,248,000	50%	3,808,000	49%	1,440,000	38%
Veterinary Market	14,848,000	43%	13,687,000	45%	1,161,000	8%
Unallocated amounts	1,154,000		905,000		249,000	28%
Total cost of revenues	21,250,000		18,400,000		2,850,000	15%
Gross profit:
Medical Market	5,202,000	50%	4,042,000	51%	1,160,000	29%
Veterinary Market	19,577,000	57%	17,014,000	55%	2,563,000	15%
Unallocated amounts	2,094,000		1,939,000		155,000	8%
Gross profit	$26,873,000		$22,995,000		$3,878,000	17%

(1) The percentage reported is based on revenues by operating segment.

Medical Market

Revenues for Medical Market Segment

During the six months ended September 30, 2007, total revenues in the medical market increased 33%, or $2,600,000, as compared to the six months ended September 30, 2006. Components of the change were as follows:

Instruments. Total revenues from our Piccolo chemistry analyzers increased 31%, or $1,002,000, during the six months ended September 30, 2007, as compared to the six months ended September 30, 2006. We sold a total of 355 Piccolo chemistry analyzers during the six months ended September 30, 2007, as compared to 297 Piccolo chemistry analyzers sold during the six months ended September 30, 2006. The changes in revenues were attributed to (a) an increase in revenues in North America (excluding the U.S. government) of 30%, or $751,000, primarily due to increased distributor sales; (b) an increase in revenues in Europe of 160%, or $340,000, primarily due to increased distributor sales; and (c) an increase in revenues in Asia Pacific and rest of the world of 1400%, or $70,000. The increase in revenues was partially offset by a decrease in Piccolo chemistry analyzers sold to the U.S. government of 30%, or $159,000, primarily due to a decrease in the U.S. Military’s needs for our products, which were not predictable.

Reagent discs. Total revenues from reagent discs sold in the medical market increased 35%, or $1,461,000, during the six months ended September 30, 2007, as compared to the six months ended September 30, 2006. We sold 612,000 medical reagent discs during the six months ended September 30, 2007, as compared to 457,000 medical reagent discs sold during the six months ended September 30, 2006. The total increase in revenues from medical reagent discs was primarily attributed to the expanded installed base of our Piccolo chemistry analyzers and was comprised of (a) an increase in revenues in North America (excluding the U.S. government) of 47%, or $1,273,000; (b) an increase in revenues in Europe of 47%, or $168,000; and (c) an increase in revenues in Asia Pacific and rest of the world of 96%, or $46,000. The increase in revenues was partially offset by a decrease in medical reagent discs sold to the U.S. government of 2%, or $26,000.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased 29%, or $1,160,000, during the six months ended September 30, 2007, as compared to the six months ended September 30, 2006. Gross profit percentages for the medical market segment during the six months ended September 30, 2007 and 2006 were 50% and 51%, respectively. In absolute dollars, the increase in gross profit for the medical market segment was due to (a) an increase in Piccolo chemistry analyzers and medical reagent discs sold during the six months ended September 30, 2007 and (b) higher average selling prices of Piccolo chemistry analyzers and medical reagent discs during the six months ended September 30, 2007.

Veterinary Market

Revenues for Veterinary Market Segment

During the six months ended September 30, 2007, total revenues in the veterinary market increased 12%, or $3,724,000, as compared to the six months ended September 30, 2006. Components of the change were as follows:

Instruments. We sold a total of 1,093 VetScan chemistry analyzers and hematology instruments during the six months ended September 30, 2007, as compared to 1,148 veterinary instruments sold during the six months ended September 30, 2006. The primary factors of the change were as follows:

(i) Sales of our VetScan chemistry analyzers decreased 16%, or $918,000, comprised of (a) a decrease in North America of 20%, or $832,000, primarily due to manufacturing issues on our new chemistry analyzer resulting from a limited supply of quality products, and (b) a decrease in Asia Pacific and rest of the world of 60%, or $409,000, primarily in Japan due to the termination of a distribution arrangement during the first quarter of fiscal 2008. The decrease in revenues was partially offset by an increase in Europe of 31%, or $323,000, primarily due to increased distributor sales.

(ii) Sales of our hematology instruments increased 13%, or $544,000, comprised of an increase in North America of 24%, or $837,000, primarily due to the release of the VetScan HM5 in September 2007. The increase in revenues was partially offset by (a) a decrease in Europe of 11%, or $23,000, and (b) a decrease in Asia Pacific and rest of the world of 57%, or $270,000, primarily in Japan due to the termination of a distribution arrangement during the first quarter of fiscal 2008.

Reagent discs and kits. Total revenues from reagent discs and kits sold in the veterinary market increased 20%, or $4,088,000, during the six months ended September 30, 2007, as compared to the six months ended September 30, 2006. The primary factors of the change were as follows:

(i) Total revenues from reagent discs sold in the veterinary market increased 22%, or $4,106,000, during the six months ended September 30, 2007, as compared to the six months ended September 30, 2006. We sold 1,770,000 veterinary reagent discs during the six months ended September 30, 2007, as compared to 1,507,000 veterinary reagent discs sold during the six months ended September 30, 2006. The increase in revenues from veterinary reagent discs was primarily attributed to the expanded installed base of our VetScan chemistry analyzers and was comprised of (a) an increase in revenues in North America of 23%, or $3,433,000; (b) an increase in revenues in Europe of 22%, or $624,000; and (c) an increase in revenues in Asia Pacific and rest of the world of 6%, or $49,000.

(ii) Total revenues from hematology reagent kits sold in the veterinary market decreased 1%, or $18,000, during the six months ended September 30, 2007, as compared to the six months ended September 30, 2006. The decrease in revenues from hematology reagent kits was attributed to (a) a decrease in revenues in Asia Pacific and rest of the world of 36%, or $35,000, partially offset by (b) an increase in revenues in North America of 1%, or $13,000, and (c) an increase in revenues in Europe of 4%, or $4,000.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased 15%, or $2,563,000, during the six months ended September 30, 2007, as compared to the six months ended September 30, 2006. Gross profit percentages for the veterinary market segment during the six months ended September 30, 2007 and 2006 were 57% and 55%, respectively. In absolute dollars, the increase in gross profit for the veterinary market segment was due to (a) an increase in veterinary reagent discs sold during the six months ended September 30, 2007, partially offset by (b) a decrease in VetScan chemistry analyzers sold during the six months ended September 30, 2007 and (c) higher manufacturing costs on the VetScan chemistry analyzers during the six months ended September 30, 2007.

Cost of Revenues

The following sets forth, for the periods indicated, our cost of revenues:

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
			Increase/	Percent			Increase/	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
Cost of revenues	$11,335,000	$9,479,000	$1,856,000	20%	$21,250,000	$18,400,000	$2,850,000	15%
Percentage of total revenues	45%	45%			44%	44%

Cost of revenues includes the costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments, reagent discs and hematology reagent kits and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

Three and Six Months Ended September 30, 2007 Compared to Three and Six Months Ended September 30, 2006

The increase in cost of revenues during the three and six months ended September 30, 2007, as compared to the three and six months ended September 30, 2006, was primarily due to (a) an increase in the sales volume of medical and veterinary reagent discs and (b) an increase in costs associated with manufacturing the VetScan VS2 and Piccolo xpress chemistry analyzers.

Operating Expenses

Research and Development

The following sets forth, for the periods indicated, our research and development expenses:

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2007	2006	Increase/ (Decrease)	Percent Change	2007	2006	Increase/ (Decrease)	Percent Change
Research and development expenses	$1,822,000	$1,519,000	$303,000	20%	$3,475,000	$3,236,000	$239,000	7%
Percentage of total revenues	7%	7%			7%	8%

Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, product improvements and enhancement of existing products and clinical trials.

Three and Six Months Ended September 30, 2007 Compared to Three and Six Months Ended September 30, 2006

The increase in research and development expenses during the three and six months ended September 30, 2007, as compared to the three and six months ended September 30, 2006, was primarily due to new product development and enhancement of existing products and clinical trials. Research and development expenses are based on the project activities planned and the level of spending depend on budgeted expenditures. The projects primarily relate to new product development in both the medical and veterinary markets and costs related to compliance with FDA regulations and clinical trials. Share-based compensation expense was $36,000 and $31,000 during the three months ended September 30, 2007 and 2006, respectively, and was $71,000 and $58,000 during the six months ended September 30, 2007 and 2006, respectively.

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

Sales and Marketing

The following sets forth, for the periods indicated, our sales and marketing expenses:

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2007	2006	Increase/ (Decrease)	Percent Change	2007	2006	Increase/ (Decrease)	Percent Change
Sales and marketing expenses	$6,381,000	$5,533,000	$848,000	15%	$11,610,000	$10,004,000	$1,606,000	16%
Percentage of total revenues	25%	26%			24%	24%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, and services related to customer and technical support.

Three and Six Months Ended September 30, 2007 Compared to Three and Six Months Ended September 30, 2006

The increase in sales and marketing expenses during the three and six months ended September 30, 2007, as compared to the three and six months ended September 30, 2006, was primarily due to personnel-related costs resulting from an increase in headcount in various divisions including sales and marketing, customer service and technical service, to support the growth in both our medical and veterinary markets. Share-based compensation expense was $88,000 and $76,000 during the three months ended September 30, 2007 and 2006, respectively, and was $168,000 and $153,000 during the six months ended September 30, 2007 and 2006, respectively.

General and Administrative

The following sets forth, for the periods indicated, our general and administrative expenses:

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2007	2006	Increase/ (Decrease)	Percent Change	2007	2006	Increase/ (Decrease)	Percent Change
General and administrative expenses	$1,538,000	$1,386,000	$152,000	11%	$3,189,000	$2,970,000	$219,000	7%
Percentage of total revenues	6%	7%			7%	7%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting, human resources and legal.

Three and Six Months Ended September 30, 2007 Compared to Three and Six Months Ended September 30, 2006

The increase in general and administrative expenses during the three and six months ended September 30, 2007, as compared to the three and six months ended September 30, 2006, was primarily due to an increase in personnel-related costs, which includes share-based compensation expense. Share-based compensation expense was $130,000 and $84,000 during the three months ended September 30, 2007 and 2006, respectively, and was $252,000 and $150,000 during the six months ended September 30, 2007 and 2006, respectively.

Interest and Other Income (Expense), Net

The following sets forth, for the periods indicated, our interest and other income (expense), net:

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2007	2006	Increase/ (Decrease)	Percent Change	2007	2006	Increase/ (Decrease)	Percent Change
Interest and other income (expense), net	$529,000	$367,000	$162,000	44%	$1,028,000	$703,000	$325,000	46%

Interest and other income (expense), net, consists primarily of interest income earned on cash, cash equivalents and short-term investments.

Three and Six Months Ended September 30, 2007 Compared to Three and Six Months Ended September 30, 2006

The increase in interest and other income (expense), net, during the three and six months ended September 30, 2007, as compared to the three and six months ended September 30, 2006, was primarily attributed to interest income in our investment portfolio resulting from higher average invested balances compared to the same periods in fiscal 2007.

Income Tax Provision

The following sets forth, for the periods indicated, our income tax provision:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Income tax provision	$1,757,000	$1,373,000	$3,641,000	$2,973,000
Effective tax rate	38%	39%	38%	40%

Three and Six Months Ended September 30, 2007 Compared to Three and Six Months Ended September 30, 2006

The decrease in the effective tax rate for the three and six months ended September 30, 2007, as compared to the three and six months ended September 30, 2006, was primarily due to tax benefits resulting from (a) federal research and development tax credits, which temporarily expired in the three and six months ended September 30, 2006, and (b) a change in our investment portfolio.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on April 1, 2007. As a result of implementing FIN No. 48, we did not change the amount of unrecognized tax benefits related to tax positions taken in prior periods. We did not have any unrecognized tax benefits as of April 1, 2007, the date of adoption, or as of September 30, 2007. Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. During the three and six months ended September 30, 2007, we did not recognize any interest and penalties related to unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and short-term investments at September 30, 2007 and March 31, 2007 were as follows:

	September 30,	March 31,
	2007	2007
Cash and cash equivalents	$10,820,000	$10,183,000
Short-term investments	40,911,000	35,028,000
Total cash, cash equivalents and short-term investments	$51,731,000	$45,211,000
Percentage of total assets	47%	44%

Cash Flow Changes

Cash provided (used) in the six months ended September 30, 2007 and 2006 were as follows:

	Six Months Ended September 30,
	2007	2006
Net cash provided by operating activities	$6,546,000	$8,131,000
Net cash used in investing activities	(7,563,000)	(8,014,000)
Net cash provided by financing activities	1,654,000	2,946,000
Net increase in cash and cash equivalents	$637,000	$3,063,000

At September 30, 2007, we had net working capital of $81,530,000 compared to $74,517,000 at March 31, 2007. Cash and cash equivalents at September 30, 2007 were $10,820,000, compared to $10,183,000, at March 31, 2007. The increase in cash and cash equivalents was primarily due to proceeds from maturities of short-term investments and proceeds from exercises of stock options, partially offset by purchases of short-term investments and purchases of property and equipment.

Operating Activities

During the six months ended September 30, 2007, we generated $6,546,000 in cash from operating activities. The cash provided by operating activities during the six months ended September 30, 2007 was primarily the result of net income of $5,986,000, adjusted for the effects of non-cash adjustments including depreciation and amortization of $1,656,000 and share-based compensation expense of $546,000, partially offset by a decrease of $138,000 related to excess tax benefits from share-based awards and a decrease in net deferred tax assets of $3,128,000.

Our net trade receivables increased by $2,417,000, from $16,929,000 at March 31, 2007 to $19,346,000 as of September 30, 2007, primarily due to higher sales in the last month of the quarter ended September 30, 2007. Net inventories increased by $1,099,000, from $14,813,000 at March 31, 2007 to $15,912,000 as of September 30, 2007, primarily due to instrument manufacturing problems associated with new chemistry analyzers. Prepaid expenses decreased by $363,000, from $1,321,000 at March 31, 2007 to $958,000 as of September 30, 2007, primarily due to the timing of payments. Current net deferred tax asset decreased by $3,128,000, from $8,979,000 at March 31, 2007 to $5,851,000 as of September 30, 2007, primarily as a result of the utilization of federal net operating loss carryforwards and California research and development tax credit carryforwards during the six months ended September 30, 2007.

Accounts payable decreased by $1,254,000, from $6,505,000 at March 31, 2007 to $5,251,000 as of September 30, 2007, primarily due to the timing and payment of services and inventory purchases. Accrued payroll and related expenses increased by $332,000, from $3,830,000 at March 31, 2007 to $4,162,000 as of September 30, 2007, primarily due to an increase in personnel costs resulting from an increase in headcount during the six months ended September 30, 2007. Total warranty reserves increased by $447,000, resulting from an increase in the current portion of warranty reserves of $633,000, from $315,000 at March 31, 2007 to $948,000 as of September 30, 2007, partially offset by a decrease in the non-current portion of warranty reserves of $186,000, from $532,000 at March 31, 2007 to $346,000 as of September 30, 2007. The net change in warranty reserves is based on (a) the number of instruments in standard warranty and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs. Total deferred revenue decreased by $166,000, resulting from a decrease in the current portion of deferred revenue of $106,000, from $917,000 at March 31, 2007 to $811,000 as of September 30, 2007, and a decrease in the non-current portion of deferred revenue of $60,000, from $1,244,000 at March 31, 2007 to $1,184,000 as of September 30, 2007, primarily due to the amortization of maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products.

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

Investing Activities

Net cash used in investing activities during the six months ended September 30, 2007 totaled $7,563,000. This was attributed to our short-term investments and property and equipment, as described below:

Short-term Investments. Cash used to purchase short-term investments, consisting of corporate debt securities and auction rate securities, totaled $33,751,000 during the six months ended September 30, 2007. Cash provided by proceeds from maturities of short-term investments totaled $27,868,000 during the six months ended September 30, 2007.

Property and Equipment. Cash used to purchase property and equipment totaled $1,680,000 during the six months ended September 30, 2007, primarily to support (a) new product introduction and (b) more efficient production lines. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.

Financing Activities

Net cash provided by financing activities during the six months ended September 30, 2007 totaled $1,654,000, primarily consisting of $1,625,000 from proceeds from stock options exercises and $138,000 from excess tax benefits from share-based awards, partially offset by $109,000 from payment of income withholding taxes due upon vesting of restricted stock units.

Line of Credit

We have a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000. The line of credit terminates upon notification by either party and any outstanding balance is payable upon demand. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 7.50% at September 30, 2007, and is payable monthly. Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for our facilities lease at September 30, 2007. At September 30, 2007, there was no amount outstanding under our line of credit. The weighted average interest rates on the line of credit during the three months ended September 30, 2007 and 2006 were 7.93% and 8.00%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. At September 30, 2007, we were in compliance with each of these covenants. Included in these financial covenants, among other stipulations, are the following requirements:

•
We must have a minimum net income of $25,000 before preferred stock dividends and accretion on preferred stock in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.

•
We are required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ended September 30, 2007 and to have net income before preferred stock dividends and accretion on preferred stock of at least $1,150,000 for the fiscal year ending March 31, 2008.

•	We are required to comply with certain financial covenants as follows:

Financial Covenants	Requirements
Quick ratio, as defined	Not less than 2.00 to 1.00
Cash flow coverage, as defined	Not less than 1.25 to 1.00
Debt to net worth ratio, as defined	Not greater than 1.00 to 1.00
Tangible effective net worth, as defined	Not less than $25,731,000

Borrowings under the line of credit are collateralized by our net book value of assets of $96.0 million at September 30, 2007, including our intellectual property.

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

We invest excess cash in cash equivalents and in various types of short-term investments. Our investment objective is to maximize yields without significantly increased risk. At September 30, 2007, our short-term investments totaled $40,911,000, and there were no unrealized gains. The short-term investments consisted of auction rate securities and corporate debt securities. Although auction rate securities may have maturities beyond one year, these securities were classified as short-term, based on their highly liquid nature and due to the frequency with which the interest rate is reset; accordingly we have the ability to quickly liquidate these securities. In addition, we have the ability to hold the corporate debt securities until maturity and therefore, we believe we have no material exposure to interest rate risk. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at September 30, 2007 indicated that such market movement would not have a material effect on our business, operating results or financial condition. We have not experienced any significant losses on our investment portfolio.

For our line of credit, which provides for borrowings of up to $2,000,000, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 7.50% at September 30, 2007. Consequently, an increase in the prime rate would expose us to higher interest expenses. A sensitivity analysis assuming a hypothetical 10% movement in the prime rate applied to our line of credit balance at September 30, 2007 indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no amount outstanding on our line of credit at September 30, 2007.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments. In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Foreign Currency Rate Fluctuations

We operate primarily in the United States and a majority of our revenues, cost of revenues, operating expenses and capital purchasing activities during the first two quarters of fiscal 2008 were transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations on the hematology instruments and hematology reagent kits purchased from Diatron, which are denominated in Euros. Additionally, operations from our Germany sales office are stated in Euros and translated into U.S. dollars at the period-end exchange rates. Although there was no material effect on our business, operating results or financial condition related to foreign currency rate fluctuations during the first two quarters of fiscal 2008, we cannot predict with certainty the effect of exchange rate fluctuations on our future operating results or financial condition.

Other than the foregoing, there have been no material changes in our market risk during the first two quarters of fiscal 2008 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures, (which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods), were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of September 30, 2007, 35 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 30 patents have been issued. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

We have not recognized a net loss attributable to common shareholders in the last 12 fiscal quarters ended September 30, 2007. However, as of September 30, 2007, we had cumulative net losses of $9.5 million. Our ability to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan products. Increasing the sales volume of our products will depend upon, among other things, our ability to:

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

As of September 30, 2007, we have 69 full-time sales personnel directly involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time. If we are to increase our direct sales, we will need to train new sales personnel and supervise them closely. We also will continue hiring additional sales personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of resources to market our products.

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

We sell our medical and veterinary products primarily through distributors. As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We operate on a purchase order basis with the distributors and the distributors are under no contractual obligation to continue carrying our products. Further, many of our distributors may carry our competitors’ products, and may promote our competitors’ products over our own products. One distributor, DVM Resources, accounted for 13% and 16% of our total worldwide revenues for the three months ended September 30, 2007 and 2006, respectively, and for 14% and 16% of our total worldwide revenues for the six months ended September 30, 2007 and 2006, respectively.

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

Internationally, we have a few distributors for our products in both the medical and veterinary diagnostic markets, which includes one distributor in Japan who received clearance in September 2005 from the Japanese regulatory agency to import and market our complete line of medical reagent discs, the Piccolo chemistry analyzer, as well as all veterinary reagent discs, the VetScan systems, with the exception of those products containing the Bile Acid assay. In July 2006, we received registration from TÜV SÜD Japan Ltd. for our Bile Acid assay and we also received approval from the Ministry of Agriculture in Japan to market and sell our new products, the VetScan VS2 and Piccolo xpress in Japan. In the first quarter of fiscal 2008, although we have terminated our distributor arrangement with our partner in Japan, our distributor in Japan will continue to service Abaxis products for a limited period until we secure a new distributor.

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

•
Hematology Instruments and Reagents: Our hematology instruments are manufactured by Diatron in Hungary and is purchased by us as a completed instrument. To date, we have qualified three suppliers to produce the reagents for our hematology instruments: Clinical Diagnostic Solutions, Inc., Diatron and Mallinckrodt Baker BV.

For our hematology instruments purchased from Diatron, we are subject to minimum purchase requirements through fiscal 2008. The terms of the minimum purchase requirements are more fully explained herein under the subheading “Notes to the Unaudited Condensed Financial Statements.” We operate on a purchase order basis with all of the suppliers of our molded plastic reagent discs, reagent chemicals and blood analyzer components and thus these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices. Although we believe that there are potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above.

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

The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. As of September 30, 2007, we have received market clearance from the FDA for our Piccolo chemistry analyzer and 25 reagent tests that we have on 12 reagent discs. We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures. These new test products are crucial for our success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

Need to Comply with Manufacturing Regulations

The 1976 Medical Device Amendment also requires us to manufacture our Piccolo products in accordance with Good Manufacturing Practices guidelines. Current Good Manufacturing Practice requirements are set forth in the 21 CFR 820 Quality System Regulation. These requirements regulate the methods used in, and the facilities and controls used for the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use. Our manufacturing facility is subject to periodic inspections. Although we have obtained a license from the State of California to manufacture our products, various state regulatory agencies may regulate the manufacture of our products. To date, we have complied with the following:

•	In April 2001, the State of California Food and Drug Branch granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices.

•	In May 2001, the State of California Food and Drug Branch granted licensing for our manufacturing facility in Union City, California.

•	In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards.

•	In December 2003, we received ISO 13485 Quality System certification as required by the 2003 European In Vitro Device Directive. This certified our quality system specifically to medical devices.

•	In both September 2005 and March 2003, the FDA conducted a facility inspection and verified our compliance with the 21 CFR 820 Regulation.

•	In November 2006, we received our recertification to the ISO 13485:2003 Quality System Standard for medical devices.

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

•	In September 2005, we received the Canadian Medical Device Conformity Assessment System stamp on our ISO 13485 certificate to signify compliance with Health Canada regulations.

•	In March 2006, we received our certification to the 2003 version of the ISO 13485 Quality System Standard for medical devices.

•	In November 2006, we received our recertification to the ISO 13485:2003 Quality System Standard for medical devices.

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

We are subject to stringent federal, state and local laws, rules, regulations and policies that govern the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. In particular, we are subject to laws, rules and regulations governing the handling and disposal of biohazardous materials used in the development and testing of our products. We handle and dispose of human and veterinary blood samples for testing (whole blood, plasma, serum), which cost approximately $82,000 in fiscal 2007 and includes other environmental health and safety expenses to comply with applicable environmental regulations. Although we believe that we have complied with applicable laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may have to incur significant costs to comply with environmental regulations if our manufacturing to commercial levels continues to increase. In addition, if a government agency determines that we have not complied with these laws, rules and regulations, we may have to pay significant fines and/or take remedial action that would be expensive and we do not carry environmental-related insurance coverage.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended September 30, 2007, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $17.91 to $22.45 per share and the closing sale price on September 28, 2007, the last day of trading for our quarter ended September 30, 2007, was $22.45 per share. During the last eight fiscal quarters ended September 30, 2007, our stock price closed at a high of $26.99 on April 17, 2007 and a low of $13.19 on October 12, 2005. Many factors may affect the market price of our common stock, including:

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

ABAXIS, INC. (Registrant)

Date: November 9, 2007	BY: /s/ Clinton H. Severson Clinton H. Severson President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2007	BY: /s/ Alberto R. Santa Ines Alberto R. Santa Ines Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)