Form 10-Q
period 2007-12-31
ABAXIS INC
filed 2008-02-11
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2007
or

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

Yes ☐ No ☒

As of February 6, 2008, there were 21,674,000 shares of the Registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q
For the Quarter Ended December 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Condensed Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Revenues	$25,690,000	$22,018,000	$73,813,000	$63,413,000
Cost of revenues	12,081,000	10,439,000	33,331,000	28,839,000
Gross profit	13,609,000	11,579,000	40,482,000	34,574,000

Operating expenses:
Research and development	1,629,000	1,495,000	5,104,000	4,731,000
Sales and marketing	6,056,000	5,302,000	17,666,000	15,306,000
General and administrative	1,571,000	1,262,000	4,760,000	4,232,000
Total operating expenses	9,256,000	8,059,000	27,530,000	24,269,000

Income from operations	4,353,000	3,520,000	12,952,000	10,305,000
Interest and other income (expense), net	552,000	491,000	1,580,000	1,194,000
Income before income taxes	4,905,000	4,011,000	14,532,000	11,499,000
Income tax provision	1,700,000	1,235,000	5,341,000	4,208,000
Net income	$3,205,000	$2,776,000	$9,191,000	$7,291,000

Net income per share:
Basic net income per share	$0.15	$0.13	$0.43	$0.35
Diluted net income per share	$0.14	$0.13	$0.41	$0.33

Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	21,561,000	20,766,000	21,441,000	20,547,000
Weighted average common shares outstanding - diluted	22,359,000	21,939,000	22,208,000	21,871,000

Share-based compensation expense by function:
Cost of revenues	$33,000	$26,000	$88,000	$52,000
Research and development	39,000	32,000	110,000	90,000
Sales and marketing	91,000	75,000	259,000	228,000
General and administrative	122,000	85,000	374,000	235,000
Total share-based compensation expense	$285,000	$218,000	$831,000	$605,000

See accompanying Notes to the Unaudited Condensed Financial Statements.

ABAXIS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)

	December 31,	March 31,
	2007	2007

ASSETS
Current assets:
Cash and cash equivalents	$11,792,000	$10,183,000
Short-term investments	43,966,000	35,028,000
Trade receivables (net of allowances of $204,000 at December 31, 2007 and $542,000 at March 31, 2007)	20,862,000	16,929,000
Inventories, net	18,020,000	14,813,000
Prepaid expenses	677,000	1,321,000
Net deferred tax asset - current	4,133,000	8,979,000
Total current assets	99,450,000	87,253,000
Property and equipment, net	13,982,000	12,662,000
Intangible assets, net	394,000	450,000
Other assets	19,000	38,000
Net deferred tax asset - non-current	2,469,000	2,312,000
Total assets	$116,314,000	$102,715,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,047,000	$6,505,000
Accrued payroll and related expenses	3,587,000	3,830,000
Other accrued liabilities	1,422,000	1,169,000
Deferred revenue	780,000	917,000
Warranty reserve	1,157,000	315,000
Total current liabilities	13,993,000	12,736,000

Non-current liabilities:
Deferred rent	320,000	391,000
Deferred revenue	1,210,000	1,244,000
Warranty reserve	496,000	532,000
Total non-current liabilities	2,026,000	2,167,000

Commitments and contingencies (Note 7)

Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 35,000,000 shares authorized; 21,624,000 and 21,207,000 shares issued and outstanding at December 31, 2007 and at March 31, 2007, respectively	106,574,000	103,282,000
Accumulated deficit	(6,279,000)	(15,470,000)
Total shareholders' equity	100,295,000	87,812,000
Total liabilities and shareholders' equity	$116,314,000	$102,715,000

See accompanying Notes to the Unaudited Condensed Financial Statements.

ABAXIS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	December 31,
	2007	2006
Operating activities:
Net income	$9,191,000	$7,291,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,563,000	1,931,000
Loss on disposal of property and equipment	2,000	31,000
Share-based compensation expense	831,000	605,000
Excess tax benefits from share-based awards	(270,000)	-
Common stock issued for employee benefit plans	-	66,000
Changes in assets and liabilities:
Trade receivables, net	(3,933,000)	(903,000)
Inventories, net	(4,501,000)	(3,638,000)
Prepaid expenses	914,000	(1,132,000)
Other assets	19,000	31,000
Net deferred tax assets	4,689,000	3,895,000
Accounts payable	542,000	2,359,000
Accrued payroll and related expenses	(243,000)	(724,000)
Other accrued liabilities	253,000	577,000
Deferred rent	(71,000)	(63,000)
Deferred revenue	(171,000)	69,000
Warranty reserve	806,000	84,000
Other long-term liabilities	-	68,000
Net cash provided by operating activities	10,621,000	10,547,000

Investing activities:
Purchases of available-for-sale investments	(20,575,000)	(60,183,000)
Purchases of held-to-maturity investments	(21,167,000)	-
Proceeds from maturities of available-for-sale investments	-	53,532,000
Proceeds from maturities of held-to-maturity investments	32,804,000	-
Purchases of property and equipment	(2,522,000)	(2,355,000)
Net cash used in investing activities	(11,460,000)	(9,006,000)

Financing activities:
Proceeds from issuance of common stock under stock plans, net	2,178,000	3,212,000
Proceeds from exercises of warrants	-	86,000
Excess tax benefits from share-based awards	270,000	-
Net cash provided by financing activities	2,448,000	3,298,000

Net increase in cash and cash equivalents	1,609,000	4,839,000
Cash and cash equivalents at beginning of period	10,183,000	10,164,000
Cash and cash equivalents at end of period	$11,792,000	$15,003,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,000	$4,000
Cash paid for income taxes, net of refunds	$340,000	$450,000

Supplemental disclosure of non-cash information:
Change in unrealized gains on short-term investments, net of tax	$-	$47,000
Transfers of equipment between inventory and property and equipment	$1,307,000	$1,496,000

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

Basis of Presentation. The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three and nine month periods ended December 31, 2007 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2008 or for any future period.

These unaudited condensed financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

FIN 48

Effective April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of implementing FIN 48, the Company did not change the amount of unrecognized tax benefits related to tax positions taken in prior periods. The Company did not have any unrecognized tax benefits as of April 1, 2007, the date of adoption, or as of December 31, 2007. Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to gross unrecognized tax benefits within its provision for income taxes did not change. For the three and nine months ended December 31, 2007, the Company did not recognize any interest and penalties related to unrecognized tax benefits. The Company files income tax returns in the United States federal jurisdiction and various states. The Company is not under examination for any of these jurisdictions.

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

NOTE 3. SHORT-TERM INVESTMENTS

As of December 31, 2007 and March 31, 2007, investments were classified as short-term investments. The contractual maturities for certificate of deposits, corporate debt securities and municipal bonds were less than one year. Auction rate securities with maturities beyond one year were classified as short-term investments, based on their highly liquid nature and due to the frequency with which the interest rate is reset.

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

The amortized cost, unrealized gains and market value of short-term investments were as follows:

	December 31, 2007			March 31, 2007
	Amortized	Unrealized	Market	Amortized	Unrealized	Market
	Cost	Gains	Value	Cost	Gains	Value
Available-for-sale:
Auction rate securities	$36,975,000	$-	$36,975,000	$16,400,000	$-	$16,400,000
Total available-for-sale	36,975,000	-	36,975,000	16,400,000	-	16,400,000
Held-to-maturity:
Corporate debt securities	-	-	-	18,628,000	-	18,628,000
Certificate of deposits	2,974,000	-	2,974,000	-	-	-
Municipal bonds	4,017,000	-	4,017,000	-	-	-
Total held-to-maturity	6,991,000	-	6,991,000	18,628,000	-	18,628,000
Total short-term investments	$43,966,000	$-	$43,966,000	$35,028,000	$-	$35,028,000

NOTE 4. INVENTORIES, NET

Inventories, net, include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories, net, were as follows:

	December 31,	March 31,
	2007	2007
Raw materials	$8,337,000	$7,974,000
Work-in-process	4,454,000	3,203,000
Finished goods	5,229,000	3,636,000
Inventories, net	$18,020,000	$14,813,000

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

Reagent Discs. Beginning on July 1, 2007, the Company recorded a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. Prior to July 1, 2007, the Company recorded a provision for defective reagent discs as part of sales allowances since the Company primarily issued a credit to customers for defective reagent discs. Starting on July 1, 2007, the provision for defective reagent discs is recorded as part of warranty reserves, since the Company replaces defective reagent discs rather than issue a credit to customers. To date, the change has not had a material impact on the Company’s financial statements and the Company believes the change will not have a material impact on the financial statements in the future.

The Company evaluates its estimates for warranty reserves on an ongoing basis and believes it has the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in the Company’s warranty reserve accrual in the period in which the change was identified.

The changes in the Company’s accrued warranty reserve during the three and nine months ended December 31, 2007 includes a provision for warranty costs and replacement costs for reagent discs. The change in the Company’s accrued warranty reserve during the three and nine months ended December 31, 2007 and 2006, was as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Balance at beginning of period	$1,294,000	$578,000	$847,000	$472,000
Provision for warranty expense	625,000	102,000	1,499,000	299,000
Warranty costs incurred	(266,000)	(52,000)	(693,000)	(143,000)
Balance at end of period	1,653,000	628,000	1,653,000	628,000
Non-current portion of warranty reserve	496,000	331,000	496,000	331,000
Current portion of warranty reserve	$1,157,000	$297,000	$1,157,000	$297,000

NOTE 6. LINE OF CREDIT

The Company has a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000. The line of credit terminates upon notification by either party and any outstanding balance is payable upon demand. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 7.00% at December 31, 2007, and is payable monthly. Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for the Company’s facilities lease at December 31, 2007. At December 31, 2007, there was no amount outstanding under the Company’s line of credit. The weighted average interest rates on the line of credit during the three months ended December 31, 2007 and 2006 were 7.27% and 8.00%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. At December 31, 2007, the Company was in compliance with each of these covenants. Included in these financial covenants, among other stipulations, are the following requirements:

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

Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $100.3 million at December 31, 2007, including its intellectual property.

NOTE 7. COMMITMENTS AND CONTINGENCIES

Purchase Commitments. In November 2003, the Company entered into an original equipment manufacturing (“OEM”) agreement with Diatron Messtechnik GmbH (“Diatron”) of Austria to purchase Diatron hematology instruments. The Diatron hematology instruments are currently supplied by Diatron MI Kft. Under the terms of the OEM agreement, the Company became committed to purchase a minimum number of hematology instruments through fiscal 2009 from Diatron once the product was qualified for sale, which occurred in May 2004. In September 2006, the terms of the OEM agreement were revised with respect to the purchase commitments. Under the amended OEM agreement, the Company committed to purchase a minimum number of hematology instruments during fiscal 2008. During the three months ended December 31, 2007, the Company completed all of its purchase commitment requirements with Diatron under the revised OEM agreement. Accordingly, there is no outstanding purchase commitment to Diatron at December 31, 2007.

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

Prior to April 1, 2006, the Company accounted for share-based awards to employees and directors using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees” and other related guidance and, therefore, no employee compensation cost had been recognized for share-based awards in financial statements prior to April 1, 2006 because the Company issued stock options with an exercise price equal to the market value at the date of grant.

Non-cash compensation expense recognized for share-based awards during the three months ended December 31, 2007 and 2006 was $285,000 and $218,000, respectively, and during the nine months ended December 31, 2007 and 2006 was $831,000 and $605,000, respectively. Capitalized share-based compensation cost at December 31, 2007 and 2006 was $26,000 and $14,000, respectively, which was included in inventory on the Company’s balance sheet.

Prior to adopting SFAS No. 123(R), the Company presented all tax benefits resulting from exercises of stock options as cash flows from operating activities in its Statements of Cash Flows. SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits classified as a financing cash inflow for the three months ended December 31, 2007 and 2006 were $132,000 and $0, respectively, and for the nine months ended December 31, 2007 and 2006 were $270,000 and $0, respectively.

Equity Compensation Plans

The Company’s share-based compensation plans are described below.

2005 Equity Incentive Plan. The Company’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended the Company’s 1998 Stock Option Plan. The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. The Equity Incentive Plan provides for the issuance of a maximum of 4,886,000 shares, of which 446,000 shares of common stock were available for future issuance as of December 31, 2007.

Options granted to employees and directors generally expire ten years from the grant date. Options granted to employees generally become exercisable over a period of four years based on cliff-vesting terms and continuous employment. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. See the “Stock Options” section in this Note 8 for additional information.

Restricted stock units awarded to employees generally vest over a period of four years and the awards may also be subject to accelerated vesting upon achieving certain performance-based milestones and continuous employment during the vesting period. Restricted stock units awarded to non-employee directors generally vest in full one year after the grant date based on continuous service. See the “Restricted Stock Units” section in this Note 8 for additional information.

1992 Outside Directors’ Stock Option Plan. Under the Company’s 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors. Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. The Directors Plan provided for the issuance of a maximum of 250,000 shares. As of December 31, 2007, all outstanding options under the Directors Plan were fully vested and fully exercisable and no shares of common stock were available for future issuance because the time period for granting options expired in accordance with the terms of the Directors Plan in June 2002.

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

The Company used the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006. The fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred. There were no stock options granted during fiscal 2007 or during the first nine months of fiscal 2008. As of December 31, 2007, the total unrecognized compensation expense related to stock options granted amounted to $67,000, which is expected to be recognized over a weighted average period of 0.54 years.

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2007 and the changes during the nine-month period then ended:
		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	Per Share	Life (Years)	Value
Outstanding at March 31, 2007	1,577,000	$7.82
Granted	-	-
Exercised	(401,000)	5.70
Canceled or forfeited	(50,000)	20.71
Outstanding at December 31, 2007	1,126,000	$8.00	4.05	$31,360,000
Vested and expected to vest at December 31, 2007	1,124,000	$8.00	4.04	$31,307,000
Exercisable at December 31, 2007	1,102,000	$7.92	3.99	$30,801,000

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing stock price as of December 31, 2007, that would have been received by the option holders had all option holders exercised their stock options as of that date. Total intrinsic value of stock options exercised during the three months ended December 31, 2007 and 2006, was $4,257,000 and $1,190,000, respectively, and during the nine months ended December 31, 2007 and 2006, was $8,282,000 and $9,415,000, respectively. Cash proceeds from the exercise of stock options during the three months ended December 31, 2007 and 2006 were $663,000 and $352,000, respectively, and during the nine months ended December 31, 2007 and 2006 were $2,288,000 and $3,212,000, respectively.

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

Certain restricted stock unit awards to employees may also be subject to accelerated vesting upon achieving certain performance-based milestones. Additionally, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”), in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of the restricted stock unit held by a participant upon such conditions and to such extent as determined by the Compensation Committee. The Board has adopted an executive change in control severance plan, which it may terminate or amend at any time, that provides that awards granted to executive officers will accelerate fully on a change of control. The vesting of non-employee director awards granted under the Equity Incentive Plan automatically will accelerate in full upon a change in control.

The fair value of restricted stock unit awards used in the Company’s expense recognition method is measured based on the number of shares granted and the closing market price of the Company’s common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The Company’s policy is to recognize the expense based on the vested portions of the awards. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of December 31, 2007, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $9,306,000, which is expected to be recognized over a weighted average period of 2.83 years.

The following table summarizes restricted stock unit activity for the nine months ended December 31, 2007:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value (1)
Unvested at March 31, 2007	295,000	$24.66
Granted	263,000	21.61
Vested	(22,000)	25.06
Forfeited	(46,000)	23.11
Unvested at December 31, 2007	490,000	$23.16

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Numerator:
Net income	$3,205,000	$2,776,000	$9,191,000	$7,291,000

Denominator:
Weighted average common shares outstanding - basic	21,561,000	20,766,000	21,441,000	20,547,000

Weighted average effect of dilutive securities:
Stock options	707,000	1,057,000	720,000	1,192,000
Restricted stock units	91,000	4,000	43,000	2,000
Warrants	-	112,000	4,000	130,000
Weighted average common shares outstanding - diluted	22,359,000	21,939,000	22,208,000	21,871,000

Net income per share:
Basic net income per share	$0.15	$0.13	$0.43	$0.35
Diluted net income per share	$0.14	$0.13	$0.41	$0.33

The Company excluded the following stock options and warrants from the computation of diluted weighted average shares outstanding because the exercise price of the stock options and warrants was greater than the average market price of the Company’s common stock during the period and, therefore, the inclusion of these stock options and warrants would be antidilutive to net income per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Weighted average number of shares underlying antidilutive stock options and warrants	-	223,000	-	222,000
Weighted average exercise price per share underlying antidilutive stock options and warrants	$-	$21.65	$-	$21.66

The Company excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Weighted average number of shares underlying antidilutive restricted stock units	-	294,000	4,000	195,000

NOTE 10. INCOME TAXES

The Company’s effective tax rate for the three months ended December 31, 2007 and 2006 was 35% and 31%, respectively. The Company’s effective tax rate for both nine months ended December 31, 2007 and 2006 was 37%. The increase in the effective tax rate for the three months ended December 31, 2007, as compared to the three months ended December 31, 2006, was primarily due to the retroactive extension of the federal research and development tax credit in the three months ended December 31, 2006, which temporarily expired during the first six months of September 30, 2006, partially offset by a change in the Company’s investment portfolio, resulting in a tax benefit in the three months ended December 31, 2007.

NOTE 11. COMPREHENSIVE INCOME

The following is a summary of comprehensive income for the three and nine months ended December 31, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income	$3,205,000	$2,776,000	$9,191,000	$7,291,000
Other comprehensive income:
Change in unrealized gains on short-term investments, net of tax	-	(13,000)	-	47,000
Comprehensive income	$3,205,000	$2,763,000	$9,191,000	$7,338,000

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

The segment information for prior periods has been restated to conform to the current presentation of reportable segments for the three and nine months ended December 31, 2007 and 2006. The table below summarizes revenues, cost of revenues and gross profit from the two operating segments.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Revenues:
Medical Market	$6,005,000	$4,656,000	$16,455,000	$12,506,000
Veterinary Market	18,073,000	16,312,000	52,498,000	47,013,000
Unallocated amounts	1,612,000	1,050,000	4,860,000	3,894,000
Total revenues	25,690,000	22,018,000	73,813,000	63,413,000

Cost of revenues:
Medical Market	2,946,000	2,280,000	8,194,000	6,088,000
Veterinary Market	8,677,000	7,643,000	23,525,000	21,330,000
Unallocated amounts	458,000	516,000	1,612,000	1,421,000
Total cost of revenues	12,081,000	10,439,000	33,331,000	28,839,000

Gross profit:
Medical Market	3,059,000	2,376,000	8,261,000	6,418,000
Veterinary Market	9,396,000	8,669,000	28,973,000	25,683,000
Unallocated amounts	1,154,000	534,000	3,248,000	2,473,000
Gross profit	$13,609,000	$11,579,000	$40,482,000	$34,574,000

NOTE 13. REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of revenues for each group of products and services provided by the Company:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenues by Product Category	2007	2006	2007	2006
Instruments	$8,393,000	$8,369,000	$22,319,000	$21,667,000
Reagent discs and kits	15,305,000	12,239,000	45,244,000	36,629,000
Other products	1,462,000	964,000	4,797,000	3,728,000
Product sales, net	25,160,000	21,572,000	72,360,000	62,024,000
Development and licensing revenues	530,000	446,000	1,453,000	1,389,000
Total revenues	$25,690,000	$22,018,000	$73,813,000	$63,413,000

The following is a summary of revenues by geographic region based on customer location:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenues by Geographic Region	2007	2006	2007	2006
North America	$21,628,000	$18,221,000	$61,868,000	$52,652,000
Europe	3,397,000	2,781,000	9,629,000	7,543,000
Asia Pacific and rest of the world	665,000	1,016,000	2,316,000	3,218,000
Total revenues	$25,690,000	$22,018,000	$73,813,000	$63,413,000

Significant Concentrations

Revenues from significant customers as a percentage of total revenues were as follows:
		Three Months Ended		Nine Months Ended
	Geographical	December 31,		December 31,
Distributor	Location	2007	2006	2007	2006
Walco International, Inc., d/b/a DVM Resources	United States	12%	13%	13%	15%

At December 31, 2007, one distributor in the United States accounted for 16% of the Company’s trade receivables. At December 31, 2006, two distributors in the United States accounted for 14% and 10%, respectively, of the Company’s trade receivables.

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

Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control, including inventory or timing considerations by our distributors. We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. Our expense levels, which are to a large extent fixed, are based in part on our expectations of future revenues. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would negatively affect our operating results and financial condition. In addition, our sales may be adversely impacted by pricing pressure from competitors. Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our Piccolo and VetScan products and to successfully compete with other competitors. We believe that period to period comparisons of our results of operations are not necessarily meaningful indicators of future results.

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

Sales and Other Allowances. We estimate a provision for defective reagent discs as part of sales allowances when we issue credits to customers for defective reagent discs. We also establish, upon shipment of our products to distributors, a provision for potentially defective reagent discs, based on historical experience. The provision for potentially defective reagent discs was recorded in sales allowances, using internal data available to estimate the level of inventory in the distribution channel, the lag time for customers to report defective reagent discs and the historical experience of defective reagent discs. Starting on July 1, 2007, the provision for potentially defective reagent discs is now recorded as part of warranty reserves, instead of sales allowances, since we replace defective reagent discs rather than issue a credit to customers. Changes in our estimates for accruals related to provisions for defective reagent discs have not been material to our financial position or results of operations. In the future, the actual defective reagent discs may exceed our estimates, which could adversely affect our financial results.

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

A provision for defective reagent discs is recorded when related sales are recognized and any additional amounts are recorded when such costs are probable and can be reasonably estimated, at which time they are included in cost of revenues. Prior to July 1, 2007, we primarily issued a credit to customers for defective reagent discs and, therefore, the provision for estimated costs for defective reagent discs, which includes the replacement costs and freight of a defective reagent disc, was recorded as part of sales and other allowances. Starting on July 1, 2007, the provision for defective reagent discs is now recorded as part of warranty reserves, since we replace defective reagent discs rather than issue a credit to customers.

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

Income Taxes. We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts to be recovered.

Effective April 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of implementing FIN 48, we did not change the amount of unrecognized tax benefits related to tax positions taken in prior periods. We did not have any unrecognized tax benefits as of April 1, 2007, the date of adoption, or as of December 31, 2007. Upon adoption of FIN 48, our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. For the three and nine months ended December 31, 2007, we did not recognize any interest and penalties related to unrecognized tax benefits. We file income tax returns in the United States federal jurisdiction and various states. We are not under examination for any of these jurisdictions.

Share-Based Compensation Expense. On April 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value provisions of SFAS No. 123(R), we recognize share-based compensation expense, net of an estimated forfeiture rate, for those shares expected to vest over the requisite service period of the award to employees and directors. Prior to April 1, 2006, we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and other related guidance and, therefore, no employee compensation cost had been recognized for share-based awards in financial statements prior to fiscal 2007 because we issued stock options with an exercise price equal to the market value at the date of grant.

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

Total Revenues

Revenues by Geographic Region and by Product Category. Revenues by geographic region based on customer location and revenues by product category during the three and nine months ended December 31, 2007 and 2006 were as follows:

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
Revenues by Geographic Region	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
North America	$21,628,000	$18,221,000	$3,407,000	19%	$61,868,000	$52,652,000	$9,216,000	18%
Percentage of total revenues	84%	83%			84%	83%
Europe	3,397,000	2,781,000	616,000	22%	9,629,000	7,543,000	2,086,000	28%
Percentage of total revenues	13%	13%			13%	12%
Asia Pacific and rest of the world	665,000	1,016,000	(351,000)	(35%)	2,316,000	3,218,000	(902,000)	(28%)
Percentage of total revenues	3%	4%			3%	5%
Total revenues	$25,690,000	$22,018,000	$3,672,000	17%	$73,813,000	$63,413,000	$10,400,000	16%

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
Revenues by Product Category	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
Instruments	$8,393,000	$8,369,000	$24,000	-	$22,319,000	$21,667,000	$652,000	3%
Percentage of total revenues	33%	38%			30%	34%
Reagent discs and kits	15,305,000	12,239,000	3,066,000	25%	45,244,000	36,629,000	8,615,000	24%
Percentage of total revenues	59%	56%			61%	58%
Other products	1,462,000	964,000	498,000	52%	4,797,000	3,728,000	1,069,000	29%
Percentage of total revenues	6%	4%			7%	6%
Product sales, net	25,160,000	21,572,000	3,588,000	17%	72,360,000	62,024,000	10,336,000	17%
Percentage of total revenues	98%	98%			98%	98%
Development and licensing revenues	530,000	446,000	84,000	19%	1,453,000	1,389,000	64,000	5%
Percentage of total revenues	2%	2%			2%	2%
Total revenues	$25,690,000	$22,018,000	$3,672,000	17%	$73,813,000	$63,413,000	$10,400,000	16%

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

North America. During the three months ended December 31, 2007, total revenues in North America increased 19%, or $3,407,000, as compared to the three months ended December 31, 2006. Components of the change in North America were as follows:

Instruments. During the three months ended December 31, 2007, total revenues from instruments sold in North America increased 3%, or $176,000, as compared to the three months ended December 31, 2006. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) increased 35%, or $529,000, primarily due to increased sales to distributors. Sales of our Piccolo chemistry analyzers to the U.S. government increased 76%, or $137,000.

(ii) Sales of our VetScan chemistry analyzers in North America decreased 39%, or $1,209,000, primarily due to a shift in our sales and marketing focus from an instrument only emphasis to a focus on both instrument and reagent discs as a result of the manufacturing issues that we experienced in previous quarters. Sales of our hematology instruments in North America increased 41%, or $719,000, primarily due to the release of our VetScan HM5 in September 2007.

Reagent discs and kits.  During the three months ended December 31, 2007, total revenues from reagent discs and kits sold in North America increased 26%, or $2,638,000, as compared to the three months ended December 31, 2006. The primary factors of the change were as follows:

(i) Medical reagent discs sales in North America (excluding the U.S. government) increased 17%, or $298,000, primarily due to the expanded installed base of our Piccolo chemistry analyzers. Medical reagent discs sold to the U.S. government decreased 13%, or $81,000.

(ii) Veterinary reagent discs sales in North America increased 32%, or $2,255,000, primarily due to the expanded installed base of our VetScan chemistry analyzers. Sales of hematology reagent kits in North America increased 21%, or $166,000.

Other products. During the three months ended December 31, 2007, total revenues from other products sold in North America increased 54%, or $509,000, as compared to the three months ended December 31, 2006. The net increase in other products was primarily due to an increase in demand from Becton, Dickinson and Company for products using the Orbos Discrete Lyophilization Process, which is based on seasonal demands.

Development and licensing. During the three months ended December 31, 2007, total revenues from development and licensing in North America increased 19%, or $84,000, as compared to the three months ended December 31, 2006.

Significant concentration. One distributor in the United States, DVM Resources, accounted for 12% and 13% of total worldwide revenues for the three months ended December 31, 2007 and 2006, respectively.

Europe. During the three months ended December 31, 2007, total revenues in Europe increased 22%, or $616,000, as compared to the three months ended December 31, 2006. Components of the change in Europe were as follows:

Instruments. During the three months ended December 31, 2007, total revenues from instruments sold in Europe increased 7%, or $81,000, as compared to the three months ended December 31, 2006. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in Europe increased 144%, or $312,000, primarily due to increased sales to distributors.

(ii) Sales of our VetScan chemistry analyzers in Europe decreased 34%, or $318,000, primarily due to decreased sales to distributors. Sales of our hematology instruments in Europe increased 97%, or $87,000.

Reagent discs and kits. During the three months ended December 31, 2007, total revenues from reagent discs and kits sold in Europe increased 35%, or $533,000, as compared to the three months ended December 31, 2006. The primary factors of the change were as follows:

(i) Medical reagent discs sales in Europe increased 43%, or $94,000.

(ii) Veterinary reagent discs sales in Europe increased 36%, or $448,000, primarily due to the expanded installed base of our VetScan chemistry analyzers. Sales of hematology reagent kits in Europe decreased 16%, or $9,000.

Other products. During the three months ended December 31, 2007, total revenues from other products sold in Europe increased 33%, or $2,000, as compared to the three months ended December 31, 2006.

Asia Pacific and rest of the world. During the three months ended December 31, 2007, total revenues in Asia Pacific and rest of the world decreased 35%, or $351,000, as compared to the three months ended December 31, 2006. Components of the change in Asia Pacific and rest of the world were as follows:

Instruments. During the three months ended December 31, 2007, total revenues from instruments sold in Asia Pacific and rest of the world decreased 41%, or $233,000, as compared to the three months ended December 31, 2006. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in Asia Pacific and rest of the world increased 200%, or $30,000.

(ii) Sales of our VetScan chemistry analyzers in Asia Pacific and rest of the world decreased 81%, or $382,000, primarily in Japan due to the termination of a distribution arrangement during the first quarter of fiscal 2008. Sales of our hematology instruments in Asia Pacific and rest of the world increased 147%, or $119,000.

Reagent discs and kits. During the three months ended December 31, 2007, total revenues from reagent discs and kits sold in Asia Pacific and rest of the world decreased 24%, or $105,000, as compared to the three months ended December 31, 2006. The primary factors of the change were as follows:

(i) Medical reagent discs sales in Asia Pacific and rest of the world increased 19%, or $3,000.

(ii) Veterinary reagent discs sales in Asia Pacific and rest of the world decreased 22%, or $80,000. Sales of hematology reagent kits in Asia Pacific and rest of the world decreased 51%, or $28,000.

Other products. During the three months ended December 31, 2007, total revenues from other products sold in Asia Pacific and rest of the world decreased 87%, or $13,000, as compared to the three months ended December 31, 2006.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006

North America. During the nine months ended December 31, 2007, total revenues in North America increased 18%, or $9,216,000, as compared to the nine months ended December 31, 2006. Components of the change in North America were as follows:

Instruments. During the nine months ended December 31, 2007, total revenues from instruments sold in North America increased 4%, or $773,000, as compared to the nine months ended December 31, 2006. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) increased 32%, or $1,280,000, primarily due to increased sales to distributors. Sales of our Piccolo chemistry analyzers to the U.S. government decreased 3%, or $22,000.

(ii) Sales of our VetScan chemistry analyzers in North America decreased 28%, or $2,041,000, primarily due to a shift in our sales and marketing focus from an instrument only emphasis to a focus on both instrument and reagent discs as a result of the manufacturing issues that we experienced in previous quarters. Sales of our hematology instruments in North America increased 30%, or $1,556,000, primarily due to the release of our VetScan HM5 in September 2007.

Reagent discs and kits.  During the nine months ended December 31, 2007, total revenues from reagent discs and kits sold in North America increased 24%, or $7,331,000, as compared to the nine months ended December 31, 2006. The primary factors of the change were as follows:

(i) Medical reagent discs sales in North America (excluding the U.S. government) increased 36%, or $1,571,000, primarily due to the expanded installed base of our Piccolo chemistry analyzers. Medical reagent discs sold to the U.S. government decreased 6%, or $107,000.

(ii) Veterinary reagent discs sales in North America increased 26%, or $5,688,000, primarily due to the expanded installed base of our VetScan chemistry analyzers. Sales of hematology reagent kits in North America increased 8%, or $179,000.

Other products. During the nine months ended December 31, 2007, total revenues from other products sold in North America increased 29%, or $1,048,000, as compared to the nine months ended December 31, 2006. The net increase in other products was primarily due to an increase in demand from Becton, Dickinson and Company for products using the Orbos Discrete Lyophilization Process, which is based on seasonal demands.

Development and licensing. During the nine months ended December 31, 2007, total revenues from development and licensing in North America increased 5%, or $64,000, as compared to the nine months ended December 31, 2006.

Significant concentration. One distributor in the United States, DVM Resources, accounted for 13% and 15% of total worldwide revenues for the nine months ended December 31, 2007 and 2006, respectively.

Europe. During the nine months ended December 31, 2007, total revenues in Europe increased 28%, or $2,086,000, as compared to the nine months ended December 31, 2006. Components of the change in Europe were as follows:

Instruments. During the nine months ended December 31, 2007, total revenues from instruments sold in Europe increased 26%, or $721,000, as compared to the nine months ended December 31, 2006. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in Europe increased 152%, or $652,000, primarily due to increased sales to distributors.

(ii) Sales of our VetScan chemistry analyzers in Europe increased 1%, or $5,000. Sales of our hematology instruments in Europe increased 21%, or $64,000.

Reagent discs and kits. During the nine months ended December 31, 2007, total revenues from reagent discs and kits sold in Europe increased 28%, or $1,329,000, as compared to the nine months ended December 31, 2006. The primary factors of the change were as follows:

(i) Medical reagent discs sales in Europe increased 45%, or $262,000, primarily due to the expanded installed base of our Piccolo chemistry analyzers.

(ii) Veterinary reagent discs sales in Europe increased 26%, or $1,072,000, primarily due to the expanded installed base of our VetScan chemistry analyzers. Sales of hematology reagent kits in Europe decreased 3%, or $5,000.

Other products. During the nine months ended December 31, 2007, total revenues from other products sold in Europe increased 116%, or $36,000, as compared to the nine months ended December 31, 2006.

Asia Pacific and rest of the world. During the nine months ended December 31, 2007, total revenues in Asia Pacific and rest of the world decreased 28%, or $902,000, as compared to the nine months ended December 31, 2006. Components of the change in Asia Pacific and rest of the world were as follows:

Instruments. During the nine months ended December 31, 2007, total revenues from instruments sold in Asia Pacific and rest of the world decreased 49%, or $842,000, as compared to the nine months ended December 31, 2006. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in Asia Pacific and rest of the world increased 500%, or $100,000.

(ii) Sales of our VetScan chemistry analyzers in Asia Pacific and rest of the world decreased 69%, or $791,000. Sales of our hematology instruments in Asia Pacific and rest of the world decreased 27%, or $151,000. The decrease in veterinary instruments was primarily in Japan due to the termination of a distribution arrangement during the first quarter of fiscal 2008.

Reagent discs and kits. During the nine months ended December 31, 2007, total revenues from reagent discs and kits sold in Asia Pacific and rest of the world decreased 3%, or $45,000, as compared to the nine months ended December 31, 2006. The primary factors of the change were as follows:

(i) Medical reagent discs sales in Asia Pacific and rest of the world increased 77%, or $49,000.

(ii) Veterinary reagent discs sales in Asia Pacific and rest of the world decreased 2%, or $31,000. Sales of hematology reagent kits in Asia Pacific and rest of the world decreased 41%, or $63,000.

Other products. During the nine months ended December 31, 2007, total revenues from other products sold in Asia Pacific and rest of the world decreased 54%, or $15,000, as compared to the nine months ended December 31, 2006.

Segment Results

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments for the three months ended December 31, 2007 and 2006:

	Three Months Ended
	December 31,				Change
		Percent of		Percent of	Increase/	Percent
	2007	Revenues (1)	2006	Revenues (1)	(Decrease)	Change
Revenues:
Medical Market	$6,005,000	100%	$4,656,000	100%	$1,349,000	29%
Percentage of total revenues	23%		21%
Veterinary Market	18,073,000	100%	16,312,000	100%	1,761,000	11%
Percentage of total revenues	70%		74%
Unallocated amounts	1,612,000		1,050,000		562,000	54%
Percentage of total revenues	7%		5%
Total revenues	25,690,000		22,018,000		3,672,000	17%
Cost of revenues:
Medical Market	2,946,000	49%	2,280,000	49%	666,000	29%
Veterinary Market	8,677,000	48%	7,643,000	47%	1,034,000	14%
Unallocated amounts	458,000		516,000		(58,000)	(11%)
Total cost of revenues	12,081,000		10,439,000		1,642,000	16%
Gross profit:
Medical Market	3,059,000	51%	2,376,000	51%	683,000	29%
Veterinary Market	9,396,000	52%	8,669,000	53%	727,000	8%
Unallocated amounts	1,154,000		534,000		620,000	116%
Gross profit	$13,609,000		$11,579,000		$2,030,000	18%

(1) The percentage reported is based on revenues by operating segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended December 31, 2007, total revenues in the medical market increased 29%, or $1,349,000, as compared to the three months ended December 31, 2006. Components of the change were as follows:

Instruments. Total revenues from our Piccolo chemistry analyzers increased 52%, or $1,008,000, during the three months ended December 31, 2007, as compared to the three months ended December 31, 2006. We sold a total of 238 Piccolo chemistry analyzers during the three months ended December 31, 2007, as compared to 164 Piccolo chemistry analyzers sold during the three months ended December 31, 2006. The changes in revenues were attributed to (a) an increase in revenues in North America (excluding the U.S. government) of 35%, or $529,000, primarily due to increased sales to distributors; (b) an increase in Piccolo chemistry analyzers sold to the U.S. government of 76%, or $137,000; (c) an increase in revenues in Europe of 144%, or $312,000, primarily due to increased sales to distributors; and (d) an increase in revenues in Asia Pacific and rest of the world of 200%, or $30,000.

Reagent discs. Total revenues from reagent discs sold in the medical market increased 12%, or $314,000, during the three months ended December 31, 2007, as compared to the three months ended December 31, 2006. We sold 316,000 medical reagent discs during the three months ended December 31, 2007, as compared to 284,000 medical reagent discs sold during the three months ended December 31, 2006. The total increase in revenues from medical reagent discs was primarily attributed to the expanded installed base of our Piccolo chemistry analyzers and was comprised of (a) an increase in revenues in North America (excluding the U.S. government) of 17%, or $298,000; (b) an increase in revenues in Europe of 43%, or $94,000; and (c) an increase in revenues in Asia Pacific and rest of the world of 19%, or $3,000. The increase was partially offset by a decrease in medical reagent discs sold to the U.S. government of 13%, or $81,000.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased 29%, or $683,000, during the three months ended December 31, 2007, as compared to the three months ended December 31, 2006. Gross profit percentage for the medical market segment during each of the three months ended December 31, 2007 and 2006 was 51%. In absolute dollars, the increase in gross profit for the medical market segment was due to (a) an increase in Piccolo chemistry analyzers and medical reagent discs sold during the three months ended December 31, 2007 and (b) higher average selling prices of Piccolo chemistry analyzers and medical reagent discs during the three months ended December 31, 2007.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended December 31, 2007, total revenues in the veterinary market increased 11%, or $1,761,000, as compared to the three months ended December 31, 2006. Components of the change were as follows:

Instruments. We sold a total of 642 VetScan chemistry analyzers and hematology instruments during the three months ended December 31, 2007, as compared to 748 veterinary instruments sold during the three months ended December 31, 2006. The primary factors of the change were as follows:

(i) Sales of our VetScan chemistry analyzers decreased 42%, or $1,909,000, comprised of (a) a decrease in revenues in North America of 39%, or $1,209,000, primarily due to a shift in our sales and marketing focus from an instrument only emphasis to a focus on both instrument and reagent discs as a result of the manufacturing issues that we experienced in previous quarters; (b) a decrease in revenues in Europe of 34%, or $318,000, primarily due to decreased sales to distributors; and (c) a decrease in revenues in Asia Pacific and rest of the world of 81%, or $382,000, primarily in Japan due to the termination of a distribution arrangement during the first quarter of fiscal 2008.

(ii) Sales of our hematology instruments increased 48%, or $925,000, comprised of (a) an increase in revenues in North America of 41%, or $719,000; (b) an increase in revenues in Europe of 97%, or $87,000; and (c) an increase in revenues in Asia Pacific and rest of the world of 147%, or $119,000. The increase in revenues from our hematology instruments is primarily due to the release of the VetScan HM5 in September 2007.

Reagent discs and kits. Total revenues from reagent discs and hematology reagent kits sold in the veterinary market increased 29%, or $2,752,000, during the three months ended December 31, 2007, as compared to the three months ended December 31, 2006. The primary factors of the change were as follows:

(i) Total revenues from reagent discs sold in the veterinary market increased 30%, or $2,623,000, during the three months ended December 31, 2007, as compared to the three months ended December 31, 2006. We sold 896,000 veterinary reagent discs during the three months ended December 31, 2007, as compared to 721,000 veterinary reagent discs sold during the three months ended December 31, 2006. The increase in revenues from veterinary reagent discs was primarily attributed to the expanded installed base of our VetScan chemistry analyzers and was comprised of (a) an increase in revenues in North America of 32%, or $2,255,000 and (b) an increase in revenues in Europe of 36%, or $448,000. The increase was partially offset by a decrease in revenues in Asia Pacific and rest of the world of 22%, or $80,000.

(ii) Total revenues from hematology reagent kits sold in the veterinary market increased 14%, or $129,000, during the three months ended December 31, 2007, as compared to the three months ended December 31, 2006. The increase in revenues from hematology reagent kits was attributed to (a) an increase in revenues in North America of 21%, or $166,000, partially offset by (b) a decrease in revenues in Europe of 16%, or $9,000 and (c) a decrease in revenues in Asia Pacific and rest of the world of 51%, or $28,000.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased 8%, or $727,000, during the three months ended December 31, 2007, as compared to the three months ended December 31, 2006. Gross profit percentages for the veterinary market segment during the three months ended December 31, 2007 and 2006 were 52% and 53%, respectively. In absolute dollars, the increase in gross profit for the veterinary market segment was due to an increase in veterinary reagent discs sold during the three months ended December 31, 2007.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments for the nine months ended December 31, 2007 and 2006:

	Nine Months Ended
	December 31,				Change
		Percent of		Percent of	Increase/	Percent
	2007	Revenues (1)	2006	Revenues (1)	(Decrease)	Change
Revenues:
Medical Market	$16,455,000	100%	$12,506,000	100%	$3,949,000	32%
Percentage of total revenues	22%		20%
Veterinary Market	52,498,000	100%	47,013,000	100%	5,485,000	12%
Percentage of total revenues	71%		74%
Unallocated amounts	4,860,000		3,894,000		966,000	25%
Percentage of total revenues	7%		6%
Total revenues	73,813,000		63,413,000		10,400,000	16%
Cost of revenues:
Medical Market	8,194,000	50%	6,088,000	49%	2,106,000	35%
Veterinary Market	23,525,000	45%	21,330,000	45%	2,195,000	10%
Unallocated amounts	1,612,000		1,421,000		191,000	13%
Total cost of revenues	33,331,000		28,839,000		4,492,000	16%
Gross profit:
Medical Market	8,261,000	50%	6,418,000	51%	1,843,000	29%
Veterinary Market	28,973,000	55%	25,683,000	55%	3,290,000	13%
Unallocated amounts	3,248,000		2,473,000		775,000	31%
Gross profit	$40,482,000		$34,574,000		$5,908,000	17%

(1) The percentage reported is based on revenues by operating segment.

Medical Market

Revenues for Medical Market Segment

During the nine months ended December 31, 2007, total revenues in the medical market increased 32%, or $3,949,000, as compared to the nine months ended December 31, 2006. Components of the change were as follows:

Instruments. Total revenues from our Piccolo chemistry analyzers increased 39%, or $2,010,000, during the nine months ended December 31, 2007, as compared to the nine months ended December 31, 2006. We sold a total of 593 Piccolo chemistry analyzers during the nine months ended December 31, 2007, as compared to 461 Piccolo chemistry analyzers sold during the nine months ended December 31, 2006. The changes in revenues were attributed to (a) an increase in revenues in North America (excluding the U.S. government) of 32%, or $1,280,000, primarily due to increased sales to distributors; (b) an increase in revenues in Europe of 152%, or $652,000, primarily due to increased sales to distributors; and (c) an increase in revenues in Asia Pacific and rest of the world of 500%, or $100,000. The increase in revenues was partially offset by a decrease in Piccolo chemistry analyzers sold to the U.S. government of 3%, or $22,000.

Reagent discs. Total revenues from reagent discs sold in the medical market increased 26%, or $1,775,000, during the nine months ended December 31, 2007, as compared to the nine months ended December 31, 2006. We sold 928,000 medical reagent discs during the nine months ended December 31, 2007, as compared to 741,000 medical reagent discs sold during the nine months ended December 31, 2006. The total increase in revenues from medical reagent discs was primarily attributed to the expanded installed base of our Piccolo chemistry analyzers and was comprised of (a) an increase in revenues in North America (excluding the U.S. government) of 36%, or $1,571,000; (b) an increase in revenues in Europe of 45%, or $262,000; and (c) an increase in revenues in Asia Pacific and rest of the world of 77%, or $49,000. The increase in revenues was partially offset by a decrease in medical reagent discs sold to the U.S. government of 6%, or $107,000.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased 29%, or $1,843,000, during the nine months ended December 31, 2007, as compared to the nine months ended December 31, 2006. Gross profit percentages for the medical market segment during the nine months ended December 31, 2007 and 2006 were 50% and 51%, respectively. In absolute dollars, the increase in gross profit for the medical market segment was due to (a) an increase in Piccolo chemistry analyzers and medical reagent discs sold during the nine months ended December 31, 2007 and (b) higher average selling prices of Piccolo chemistry analyzers and medical reagent discs during the nine months ended December 31, 2007.

Veterinary Market

Revenues for Veterinary Market Segment

During the nine months ended December 31, 2007, total revenues in the veterinary market increased 12%, or $5,485,000, as compared to the nine months ended December 31, 2006. Components of the change were as follows:

Instruments. We sold a total of 1,735 VetScan chemistry analyzers and hematology instruments during the nine months ended December 31, 2007, as compared to 1,896 veterinary instruments sold during the nine months ended December 31, 2006. The primary factors of the change were as follows:

(i) Sales of our VetScan chemistry analyzers decreased 27%, or $2,827,000, comprised of (a) a decrease in revenues in North America of 28%, or $2,041,000, primarily due to a shift in our sales and marketing focus from an instrument only emphasis to a focus on both instrument and reagent discs as a result of the manufacturing issues that we experienced in previous quarters and (b) a decrease in revenues in Asia Pacific and rest of the world of 69%, or $791,000, primarily in Japan due to the termination of a distribution arrangement during the first quarter of fiscal 2008. The decrease in revenues was partially offset by an increase in revenues in Europe of 1%, or $5,000.

(ii) Sales of our hematology instruments increased 24%, or $1,469,000, comprised of (a) an increase in revenues in North America of 30%, or $1,556,000, primarily due to the release of the VetScan HM5 in September 2007 and (b) an increase in revenues in Europe of 21%, or $64,000. The increase in revenues was partially offset by a decrease in revenues in Asia Pacific and rest of the world of 27%, or $151,000, primarily in Japan due to the termination of a distribution arrangement during the first quarter of fiscal 2008.

Reagent discs and kits. Total revenues from reagent discs and hematology reagent kits sold in the veterinary market increased 23%, or $6,840,000, during the nine months ended December 31, 2007, as compared to the nine months ended December 31, 2006. The primary factors of the change were as follows:

(i) Total revenues from reagent discs sold in the veterinary market increased 25%, or $6,729,000, during the nine months ended December 31, 2007, as compared to the nine months ended December 31, 2006. We sold 2,666,000 veterinary reagent discs during the nine months ended December 31, 2007, as compared to 2,228,000 veterinary reagent discs sold during the nine months ended December 31, 2006. The increase in revenues from veterinary reagent discs was primarily attributed to the expanded installed base of our VetScan chemistry analyzers and was comprised of (a) an increase in revenues in North America of 26%, or $5,688,000 and (b) an increase in revenues in Europe of 26%, or $1,072,000. The increase was partially offset by a decrease in revenues in Asia Pacific and rest of the world of 2%, or $31,000.

(ii) Total revenues from hematology reagent kits sold in the veterinary market increased 4%, or $111,000, during the nine months ended December 31, 2007, as compared to the nine months ended December 31, 2006. The increase in revenues from hematology reagent kits was attributed to (a) an increase in revenues in North America of 8%, or $179,000, partially offset by (b) a decrease in revenues in Europe of 3%, or $5,000 and (c) a decrease in revenues in Asia Pacific and rest of the world of 41%, or $63,000.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased 13%, or $3,290,000, during the nine months ended December 31, 2007, as compared to the nine months ended December 31, 2006. Gross profit percentage for the veterinary market segment during each of the nine months ended December 31, 2007 and 2006 was 55%. In absolute dollars, the increase in gross profit for the veterinary market segment was due to (a) an increase in veterinary reagent discs sold during the nine months ended December 31, 2007, partially offset by (b) a decrease in VetScan chemistry analyzers sold during the nine months ended December 31, 2007 and (c) higher manufacturing costs on the VetScan VS2 chemistry analyzers during the nine months ended December 31, 2007.

Cost of Revenues

The following sets forth, for the periods indicated, our cost of revenues:

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
Cost of revenues	$12,081,000	$10,439,000	$1,642,000	16%	$33,331,000	$28,839,000	$4,492,000	16%
Percentage of total revenues	47%	47%			45%	45%

Cost of revenues includes the costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments, reagent discs and hematology reagent kits and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

Three and Nine Months Ended December 31, 2007 Compared to Three and Nine Months Ended December 31, 2006

The increase in cost of revenues, in absolute dollars, during the three and nine months ended December 31, 2007, as compared to the three and nine months ended December 31, 2006, was primarily due to (a) an increase in the sales volume of medical and veterinary reagent discs and (b) an increase in costs associated with manufacturing the VetScan VS2 and Piccolo xpress chemistry analyzers.

Operating Expenses

Research and Development

The following sets forth, for the periods indicated, our research and development expenses:

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
Research and development expenses	$1,629,000	$1,495,000	$134,000	9%	$5,104,000	$4,731,000	$373,000	8%
Percentage of total revenues	6%	7%			7%	7%

Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, product improvements and enhancement of existing products and clinical trials.

Three and Nine Months Ended December 31, 2007 Compared to Three and Nine Months Ended December 31, 2006

The increase in research and development expenses, in absolute dollars, during the three and nine months ended December 31, 2007, as compared to the three and nine months ended December 31, 2006, was primarily due to new product development and enhancement of existing products and clinical trials. Research and development expenses are based on the project activities planned and the level of spending depend on budgeted expenditures. The projects primarily relate to new product development in both the medical and veterinary markets and costs related to compliance with FDA regulations and clinical trials. Share-based compensation expense during the three months ended December 31, 2007 and 2006, was $39,000 and $32,000, respectively, and during the nine months ended December 31, 2007 and 2006, was $110,000 and $90,000, respectively.

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

Sales and Marketing

The following sets forth, for the periods indicated, our sales and marketing expenses:

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
Sales and marketing expenses	$6,056,000	$5,302,000	$754,000	14%	$17,666,000	$15,306,000	$2,360,000	15%
Percentage of total revenues	24%	24%			24%	24%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, and services related to customer and technical support.

Three and Nine Months Ended December 31, 2007 Compared to Three and Nine Months Ended December 31, 2006

The increase in sales and marketing expenses, in absolute dollars, during the three and nine months ended December 31, 2007, as compared to the three and nine months ended December 31, 2006, was primarily due to personnel-related costs resulting from an increase in headcount in various divisions including sales and marketing, customer service and technical service, to support the growth in both our medical and veterinary markets. Share-based compensation expense during the three months ended December 31, 2007 and 2006, was $91,000 and $75,000, respectively, and during the nine months ended December 31, 2007 and 2006, was $259,000 and $228,000, respectively.

General and Administrative

The following sets forth, for the periods indicated, our general and administrative expenses:

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
General and administrative expenses	$1,571,000	$1,262,000	$309,000	24%	$4,760,000	$4,232,000	$528,000	12%
Percentage of total revenues	6%	6%			6%	7%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting, human resources and legal.

Three and Nine Months Ended December 31, 2007 Compared to Three and Nine Months Ended December 31, 2006

The increase in general and administrative expenses, in absolute dollars, during the three and nine months ended December 31, 2007, as compared to the three and nine months ended December 31, 2006, was primarily due to an increase in personnel-related costs, which includes share-based compensation expense. Share-based compensation during the three months ended December 31, 2007 and 2006, was $122,000 and $85,000, respectively, and during the nine months ended December 31, 2007 and 2006, was $374,000 and $235,000, respectively.

Interest and Other Income (Expense), Net

The following sets forth, for the periods indicated, our interest and other income (expense), net:

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2007	2006	(Decrease)	Change	2007	2006	(Decrease)	Change
Interest and other income (expense), net	$552,000	$491,000	$61,000	12%	$1,580,000	$1,194,000	$386,000	32%

Interest and other income (expense), net, consists primarily of interest income earned on cash, cash equivalents and short-term investments.

Three and Nine Months Ended December 31, 2007 Compared to Three and Nine Months Ended December 31, 2006

The increase in interest and other income (expense), net, during the three and nine months ended December 31, 2007, as compared to the three and nine months ended December 31, 2006, was primarily attributed to interest income in our investment portfolio resulting from higher average invested balances compared to the same periods in fiscal 2007.

Income Tax Provision

The following sets forth, for the periods indicated, our income tax provision:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Income tax provision	$1,700,000	$1,235,000	$5,341,000	$4,208,000
Effective tax rate	35%	31%	37%	37%

Three and Nine Months Ended December 31, 2007 Compared to Three and Nine Months Ended December 31, 2006

The increase in the effective tax rate for the three months ended December 31, 2007, as compared to the three months ended December 31, 2006, was primarily due to the retroactive extension of the federal research and development tax credit in the three months ended December 31, 2006, which temporarily expired during the first six months of fiscal 2007, partially offset by a change in our investment portfolio resulting in a tax benefit in the three months ended December 31, 2007.

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN No. 48”) on April 1, 2007. As a result of implementing FIN No. 48, we did not change the amount of unrecognized tax benefits related to tax positions taken in prior periods. We did not have any unrecognized tax benefits as of April 1, 2007, the date of adoption, or as of December 31, 2007. Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change. During the three and nine months ended December 31, 2007, we did not recognize any interest and penalties related to unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and short-term investments at December 31, 2007 and March 31, 2007 were as follows:

	December 31,	March 31,
	2007	2007
Cash and cash equivalents	$11,792,000	$10,183,000
Short-term investments	43,966,000	35,028,000
Total cash, cash equivalents and short-term investments	$55,758,000	$45,211,000
Percentage of total assets	48%	44%

Cash Flow Changes

Cash provided (used) in the nine months ended December 31, 2007 and 2006 were as follows:

	Nine Months Ended
	December 31,
	2007	2006
Net cash provided by operating activities	$10,621,000	$10,547,000
Net cash used in investing activities	(11,460,000)	(9,006,000)
Net cash provided by financing activities	2,448,000	3,298,000
Net increase in cash and cash equivalents	$1,609,000	$4,839,000

At December 31, 2007, we had net working capital of $85,457,000 compared to $74,517,000 at March 31, 2007. Cash and cash equivalents at December 31, 2007 were $11,792,000, compared to $10,183,000 at March 31, 2007. The increase in cash and cash equivalents was primarily due to proceeds from maturities of short-term investments and proceeds from exercises of stock options, partially offset by purchases of short-term investments and purchases of property and equipment.

Operating Activities

During the nine months ended December 31, 2007, we generated $10,621,000 in cash from operating activities. The cash provided by operating activities during the nine months ended December 31, 2007 was primarily the result of net income of $9,191,000, adjusted for the effects of non-cash adjustments including depreciation and amortization of $2,563,000 and share-based compensation expense of $831,000, partially offset by a decrease of $270,000 related to excess tax benefits from share-based awards and a decrease in net deferred tax assets of $4,689,000.

Our net trade receivables increased by $3,933,000, from $16,929,000 at March 31, 2007 to $20,862,000 as of December 31, 2007, primarily due to higher sales in the last month of the quarter ended December 31, 2007. Net inventories increased by $3,207,000, from $14,813,000 at March 31, 2007 to $18,020,000 as of December 31, 2007, primarily due to instrument manufacturing problems associated with new chemistry analyzers. Prepaid expenses decreased by $644,000, from $1,321,000 at March 31, 2007 to $677,000 as of December 31, 2007, primarily due to the timing of payments. Current net deferred tax asset decreased by $4,846,000, from $8,979,000 at March 31, 2007 to $4,133,000 as of December 31, 2007, primarily as a result of the utilization of federal net operating loss carryforwards and California research and development tax credit carryforwards during the nine months ended December 31, 2007.

Accounts payable increased by $542,000, from $6,505,000 at March 31, 2007 to $7,047,000 as of December 31, 2007, primarily due to the timing and payment of services and inventory purchases. Accrued payroll and related expenses decreased by $243,000, from $3,830,000 at March 31, 2007 to $3,587,000 as of December 31, 2007, primarily due to a decrease in accrued bonus resulting from lower results than plan during the three months ended December 31, 2007. Total warranty reserves increased by $806,000, resulting from an increase in the current portion of warranty reserves of $842,000, from $315,000 at March 31, 2007 to $1,157,000 as of December 31, 2007, partially offset by a decrease in the non-current portion of warranty reserves of $36,000, from $532,000 at March 31, 2007 to $496,000 as of December 31, 2007. The net change in warranty reserves is based on (a) the number of instruments in standard warranty and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs. Total deferred revenue decreased by $171,000, resulting from a decrease in the current portion of deferred revenue of $137,000, from $917,000 at March 31, 2007 to $780,000 as of December 31, 2007, and a decrease in the non-current portion of deferred revenue of $34,000, from $1,244,000 at March 31, 2007 to $1,210,000 as of December 31, 2007, primarily due to the amortization of maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products.

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

Investing Activities

Net cash used in investing activities during the nine months ended December 31, 2007 totaled $11,460,000. This was attributed to our short-term investments and property and equipment, as described below:

Short-term Investments. Cash used to purchase short-term investments, consisting of auction rate securities, certificate of deposits, corporate debt securities and municipal bonds, totaled $41,742,000 during the nine months ended December 31, 2007. Cash provided by proceeds from maturities of short-term investments totaled $32,804,000 during the nine months ended December 31, 2007.

Property and Equipment. Cash used to purchase property and equipment totaled $2,522,000 during the nine months ended December 31, 2007, primarily to support (a) new product introduction and (b) more efficient production lines. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.

Financing Activities

Net cash provided by financing activities during the nine months ended December 31, 2007 totaled $2,448,000, primarily consisting of $2,288,000 from proceeds from stock options exercises and $270,000 from excess tax benefits from share-based awards, partially offset by $110,000 from payment of income withholding taxes due upon vesting of restricted stock units.

Line of Credit

We have a line of credit with Comerica Bank-California which provides for borrowings of up to $2,000,000. The line of credit terminates upon notification by either party and any outstanding balance is payable upon demand. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 7.00% at December 31, 2007, and is payable monthly. Of the $2,000,000 available, $410,000 was committed to secure a letter of credit for our facilities lease at December 31, 2007. At December 31, 2007, there was no amount outstanding under our line of credit. The weighted average interest rates on the line of credit during the three months ended December 31, 2007 and 2006 were 7.27% and 8.00%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. At December 31, 2007, we were in compliance with each of these covenants. Included in these financial covenants, among other stipulations, are the following requirements:

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

Borrowings under the line of credit are collateralized by our net book value of assets of $100.3 million at December 31, 2007, including our intellectual property.

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

We invest excess cash in cash equivalents and in various types of short-term investments. Our investment objective is to maximize yields without significantly increased risk. At December 31, 2007, our short-term investments totaled $43,966,000, and there were no unrealized gains. The short-term investments at December 31, 2007 consisted of auction rate securities, certificate of deposits and municipal bonds. Although auction rate securities may have maturities beyond one year, these securities were classified as short-term, based on their highly liquid nature and due to the frequency with which the interest rate is reset; accordingly, we have the ability to quickly liquidate these securities. In addition, we have the ability to hold the certificate of deposits and municipal bonds until maturity and therefore, we believe we have no material exposure to interest rate risk. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at December 31, 2007 indicated that such market movement would not have a material effect on our business, operating results or financial condition. We have not experienced any significant losses on our investment portfolio.

For our line of credit, which provides for borrowings of up to $2,000,000, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 7.00% at December 31, 2007. Consequently, an increase in the prime rate would expose us to higher interest expenses. A sensitivity analysis assuming a hypothetical 10% movement in the prime rate applied to our line of credit balance at December 31, 2007 indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no amount outstanding on our line of credit at December 31, 2007.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments. In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Foreign Currency Rate Fluctuations

We operate primarily in the United States and a majority of our revenues, cost of revenues, operating expenses and capital purchasing activities during the three and nine months ended December 31, 2007 were transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations on the hematology instruments and hematology reagent kits purchased from Diatron Messtechnik GmbH, which are denominated in Euros. Additionally, operations from our Germany sales office are stated in Euros and translated into U.S. dollars at the period-end exchange rates. To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses. Similarly, our cost of revenues and operating expenses will increase, if the U.S. dollar weakens against Euro currency.

Other than the foregoing, there have been no material changes in our market risk during the three and nine months ended December 31, 2007 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on our management’s evaluation, with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods), were effective.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The sales cycle for our products can fluctuate, which may cause revenue and operating results to vary significantly from period to period. We believe the fluctuation is due to (i) seasonal patterns in the decision making processes by our independent distributors and direct customers, (ii) inventory or timing considerations by our distributors and (iii) on the purchasing requirements of the U.S. Military to acquire our products. Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful.

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

As of December 31, 2007, 35 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 30 patents have been issued. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

As of December 31, 2007, we had cumulative net losses of $6.3 million. Our ability to continue to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan products. Increasing the sales volume of our products will depend upon, among other things, our ability to:

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

As of December 31, 2007, we have 68 full-time sales personnel directly involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time. If we are to increase our direct sales, we will need to train new sales personnel and supervise them closely. We also will continue hiring additional sales personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of resources to market our products.

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

We sell our medical and veterinary products primarily through distributors. As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We operate on a purchase order basis with the distributors and the distributors are under no contractual obligation to continue carrying our products. Further, many of our distributors may carry our competitors’ products, and may promote our competitors’ products over our own products. One distributor, DVM Resources, accounted for 12% and 13% of our total worldwide revenues for the three months ended December 31, 2007 and 2006, respectively, and for 13% and 15% of our total worldwide revenues for the nine months ended December 31, 2007 and 2006, respectively.

We have a number of distributors in the United States who distribute our VetScan products. While we continue to enter into arrangements with veterinary distributors, we have also terminated our distribution relationships with the veterinary division of Henry Schein in May 2006. While we have in the past, and expect to in the future, support those customers who were previously supplied products by Henry Schein through our current distributor base and direct service, the loss of these or other distributors may negatively affect our future revenues. Accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline in our sales revenue or we may experience a delay in our sales revenue.

In the United States medical market, we have a few distributors for our Piccolo products. We entered into formal distribution agreements with McKesson Medical-Surgical Inc. in our first quarter of fiscal 2008, Cardinal Health in our fourth quarter of fiscal 2007, Henry Schein’s Medical Group in our first quarter of fiscal 2007 and PSS World Medical, Inc. in our third quarter of fiscal 2006, to sell and market Piccolo chemistry analyzers and medical reagent discs. We depend on these distributors to assist us in promoting market acceptance of our Piccolo chemistry analyzers.

Internationally, we have only a few distributors for our products in both the medical and veterinary diagnostic markets. We terminated our distributor agreement with T. Chatani & Co., Ltd. in Japan in the first quarter of fiscal 2008 and, although T. Chatani & Co., Ltd has agreed to continue to service Abaxis customers, which includes selling our reagent discs and hematology reagent kits, for a limited period, our total product sales to T. Chatani & Co., Ltd. under the arrangement have significantly decreased and, as a result, our quarterly revenues has been adversely impacted. In October 2007, we signed an exclusive distribution agreement with Central Scientific Commerce, Inc., (CSC) to distribute the complete line of Abaxis medical and veterinary products in Japan. In the third quarter of fiscal 2008, CSC began the process of registering our new instruments, the VetScan VS2, VetScan HM5 and Piccolo xpress in Japan, but we have not yet made any sales of instruments to CSC under the new agreement. Accordingly, an inability of, or any delays by, our distributor in receiving the necessary approvals can adversely impact our instrument revenues in Japan. We cannot assure you that our new distribution relationship with CSC will be as successful as our prior distribution arrangement, or at all.

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

•
Blood Analyzer Components: Our analyzer products use several technologically advanced components that we currently purchase from the following single source vendors: PerkinElmer, Inc. and UDT Sensors. Our analyzers use a printer that is primarily made by Seiko North America Corporation. The loss of the supply of any of these components could force us to redesign our analyzers.

•
Hematology Instruments and Reagents: Our hematology instruments are manufactured by Diatron Messtechnik GmbH in Hungary and are purchased by us as a completed instrument. To date, we have qualified three suppliers to produce the reagents for our hematology instruments: Clinical Diagnostic Solutions, Inc., Diatron and Mallinckrodt Baker BV.

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

Blood analysis is a well established field in which there are a number of competitors that have substantially greater financial resources and larger, more established marketing, sales and service organizations than we do. We compete with the following organizations:

•	commercial clinical laboratories;

•	hospitals’ clinical laboratories; and

•	manufacturers of bench top multi-test blood analyzers and other testing systems that health care providers can use “on-site” (a listing of our competitors is listed below).

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

Competition in the human and veterinary diagnostic markets is intense. Our principal competitors in the human diagnostic market are Alfa Wassermann S.P.A., i-STAT Corporation (which was purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.), Kodak (DT60 analyzer), Polymedco and Roche (Reflotron system). Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation. Most of our competitors have significantly greater financial and other resources than we do. In particular, many of our competitors have large sales forces and well-established distribution channels. Consequently, we must develop our distribution channels and improve our direct sales force in order to compete in these markets.

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

The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. As of December 31, 2007, we have received market clearance from the FDA for our Piccolo chemistry analyzer and 25 reagent tests that we have on 13 reagent discs. We are currently developing additional tests that the FDA will have to clear through the 510(k) notification procedures. These new test products are crucial for our success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to sell that product in the United States.

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

In October 2007, the FDA granted waived status under CLIA regulations for the following analytes when used in conjunction with the Piccolo xpress and Piccolo Classic chemistry analyzers for the medical market: chloride (CL-), potassium (K+), sodium (NA+) and total carbon dioxide (TCO2).

Prior to the end of fiscal 2007, the FDA granted waived status under CLIA regulations for the following tests when used in conjunction with our Piccolo chemistry analyzer: alanine aminotransferase (ALT), albumin (ALB), alkaline phosphatase (ALP), amylase (AMY), aspartate aminotransferase (AST), calcium (CA), creatinine (CRE), gamma glutamyltransferase (GGT), glucose (GLU), high-density lipoprotein cholesterol (HDL), total bilirubin (TBIL), total protein (TP), triglycerides (TRIG), total cholesterol (CHOL), urea nitrogen (BUN) and uric acid (UA). Accordingly, we can offer the following Piccolo reagent discs as waived tests to the medical market: Basic Metabolic Panel, Comprehensive Metabolic Panel, Electrolyte Panel, General Chemistry 6, General Chemistry 13, Kidney Check, Lipid Panel, Lipid Panel Plus and Liver Panel Plus. Waived status permits untrained personnel to run the Piccolo chemistry analyzer using these tests; thus, extending the sites (doctors’ offices and other point-of-care environments) that can use the Piccolo chemistry analyzer.

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

We are subject to stringent federal, state and local laws, rules, regulations and policies that govern the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. In particular, we are subject to laws, rules and regulations governing the handling and disposal of biohazardous materials used in the development and testing of our products. We handle and dispose of human and veterinary blood samples for testing (whole blood, plasma, serum), which cost approximately $82,000 in fiscal 2007, and includes other environmental health and safety expenses to comply with applicable environmental regulations. Although we believe that we have complied with applicable laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may have to incur significant costs to comply with environmental regulations if our manufacturing to commercial levels continues to increase. In addition, if a government agency determines that we have not complied with these laws, rules and regulations, we may have to pay significant fines and/or take remedial action that would be expensive and we do not carry environmental-related insurance coverage.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended December 31, 2007, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $22.76 to $39.74 per share and the closing sale price for our quarter ended December 31, 2007 was $35.86 per share. During the last eight fiscal quarters ended December 31, 2007, our stock price closed at a high of $39.74 on December 24, 2007 and a low of $16.70 on January 3, 2006. Many factors may affect the market price of our common stock, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At our annual meeting of shareholders held on October 25, 2007, the following matters were considered and voted upon:

(a)	The election of six (6) directors to hold office until the next annual meeting of shareholders. The votes cast and withheld for such nominees were as follows:

Nominee	FOR	WITHHELD
Clinton H. Severson	19,040,275	307,250
Richard J. Bastiani, Ph.D.	19,040,442	307,083
Henk J. Evenhuis	19,065,618	281,907
Brenton G.A. Hanlon	19,033,342	314,183
Prithipal Singh, Ph.D.	18,091,107	1,253,418
Ernest S. Tucker III, M.D.	19,040,528	306,997

(b)
The results of voting on the ratification of the appointment of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2008, were as follows:

FOR	AGAINST	ABSTAIN
19,253,398	54,754	39,373

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Exhibit No.	Description of Document
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

ABAXIS, INC. (Registrant)

Date: February 11, 2008	By:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 11, 2008	By:	/s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)