Form 10-K
period 2008-03-31
ABAXIS INC
filed 2008-06-13
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of Abaxis as of September 28, 2007, the last business day of the second fiscal quarter, was $325,742,000 based upon the closing sale price reported for such date on the NASDAQ Global Market. For purposes of this disclosure, 6,957,000 shares of common stock held by persons who hold more than 5% of the outstanding shares of registrant’s common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose and exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of June 9, 2008, there were 21,768,000 shares of the Registrant’s common stock outstanding.

Abaxis, Inc.

Annual Report on Form 10-K
For The Fiscal Year Ended March 31, 2008

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Sections 21E of the Securities Exchange Act of 1934, as amended that reflect Abaxis’ current view with respect to future events and financial performance. In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “project,” “estimate,” “would,” “may,” “could,” “should,” “might,” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include, but are not limited to, the market acceptance of our products and the continuing development of our products, regulatory clearance and approvals required by the U.S. Food and Drug Administration (“FDA”) and other government approvals, risks associated with manufacturing and distributing our products on a commercial scale, free of defects, risks related to the introduction of new instruments manufactured by third parties, risks associated with entering the human diagnostic market on a larger scale, risks associated with liquidity concerns related to our auction rate securities, risks related to the protection of Abaxis’ intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, risks associated with the ability to attract, train and retain competent sales personnel, general market conditions and competition.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Abaxis assumes no obligation to update any forward-looking statements as circumstances change. Readers are advised to read this Annual Report on Form 10-K in its entirety paying careful attention to the risk factors set forth in this and other reports or documents filed by Abaxis from time to time with the Securities and Exchange Commission (“SEC”), particularly the quarterly reports on Form 10-Q and any current reports on Form 8-K, copies of which may be obtained from Abaxis or from the SEC at its website at www.sec.gov.

Item 1.	Business

GENERAL

Abaxis, Inc. (“Abaxis,” “us” or “we”) develops, manufactures, markets and sells portable blood analysis systems for use in any human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. Abaxis was incorporated in California in 1989. Our principal offices are located at 3240 Whipple Road, Union City, California 94587. Our telephone number is (510) 675-6500 and our Internet address is www.abaxis.com. Our common stock trades on the NASDAQ Global Market under the symbol “ABAX.”

OUR INDUSTRY: IN VITRO DIAGNOSTIC TESTING

We believe that a key element of the patient-centered, cost-constrained health care system in the current year and beyond will be the availability of blood analysis systems in the patient care setting that are easily and reliably operated by caregivers and that provide accurate, real time results to enable rapid clinical decisions. The optimal system uses whole blood, has built-in calibration and quality control, provides quick turnaround time, is portable and is low cost. In addition, the optimal near-patient system should be easy to use by people with no special training and capable of transmitting test results instantly to caregivers and patient information management systems.

We have developed a blood analysis system incorporating all of these criteria into a 5.1 kilogram (11.2 pounds) portable analyzer and a series of menu-specific, multi-test single-use reagent discs. The system is essentially a compact portable laboratory that can be easily located near the patient. Each reagent disc is pre-configured with multiple analytes and contains all the reagents necessary to perform a fixed menu of tests. Taking the system to the patient care site instead of shipping the sample to a central laboratory makes blood testing and analysis as easy as measuring the patient’s blood pressure, temperature, and heart rate and eliminates the necessity of multiple visits to the doctor’s office. Additional advantages of near-patient testing include eliminating errors from sample handling, transcription and transportation. We have adapted this blood analysis system in both the human medical and veterinary markets in order to bring the same advantages to all health care professionals and patients.

ABAXIS PRODUCTS

We operate in two segments: (i) the medical market and (ii) the veterinary market. Revenues in the medical market accounted for 23%, 20% and 16% of our total revenues for fiscal 2008, 2007 and 2006, respectively. Revenues in the veterinary market accounted for 71%, 74% and 78% of our total revenues for fiscal 2008, 2007 and 2006, respectively.

Point-of-Care Blood Chemistry Analyzer

Our primary product is a blood analysis system, consisting of a compact portable analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 14 tests on human patients and 13 tests on veterinary patients. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma samples. The system provides test results in approximately 12 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer. We manufacture the system in our manufacturing facilities in Union City, California and we market the system in both the medical market and in the veterinary market, as described below.

•	Medical Market: We currently market the blood analysis system in the medical market under the name Piccolo xpresstm. Through October 2006, we marketed the blood analysis system in the medical market as the Piccolo®, now referred to as the Piccolo Classic. We continue to support and service our current population of Piccolo xpress and Piccolo Classic chemistry analyzers.

•	Veterinary Market: We currently market the blood analysis system in the veterinary market under the name VetScan VS2®. Through March 2006, we marketed the blood analysis system in the veterinary market as the VetScan®, now referred to as the VetScan Classic. We continue to support and service our current population of VetScan VS2 and VetScan Classic chemistry analyzers.

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

To perform a panel of tests, the operator collects a blood sample, then transfers the sample into the reagent disc. The operator places the disc into the analyzer drawer, and enters patient, physician, and operator information. The analyzer spins the disc to separate cells from plasma, meters and mixes plasma with diluent, distributes diluted plasma to the cuvettes, and monitors chemical reactions. In approximately 12 minutes, results are printed or can be transmitted to a patient data management system for inclusion in the patient’s medical record. A computer port enables transmission of patient results to external computers for patient data management.

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

Twenty-one of these tests are marketed for both the medical and veterinary markets. The tests for BA and T4 are marketed exclusively in the veterinary market. The tests for DBIL, HDL, LD and TRIG are marketed exclusively in the medical market. We market our reagent products by configuring these 27 test methods in panels that are designed to meet a variety of clinical diagnostic needs. We offer 13 multi-test reagent disc products in the medical market and 8 multi-test reagent disc products in the veterinary market.

The reagent discs offered with our Piccolo chemistry analyzers are as follows:

Piccolo Panels	Description of the Test Panels

Basic Metabolic Panel (CLIA waived)	BUN, CA, CL-, CRE, GLU, K+, NA+, tCO2.
Basic Metabolic Panel Plus	BUN, CA, CL-, CRE, GLU, K+, LD, MG, NA+, tCO2.
Comprehensive Metabolic Panel (CLIA waived)	ALB, ALP, ALT, AST, BUN, CA, CL-, CRE, GLU, K+, NA+, TBIL, tCO2, TP.
Electrolyte Panel (CLIA waived)	CL-, K+, NA+, tCO2.
General Chemistry 6 (CLIA waived)	ALT, AST, BUN, CRE, GGT, GLU.
General Chemistry 13 (CLIA waived)	ALB, ALP, ALT, AMY, AST, BUN, CA, CRE, GGT, GLU, TBIL, TP, UA.
Hepatic Function Panel	ALB, ALP, ALT, AST, DBIL, TBIL, TP.
Kidney Check (CLIA waived)	BUN, CRE.
Lipid Panel (CLIA waived)	CHOL, CHOL/HDL RATIO, HDL, LDL, TRIG, VLDL.
Lipid Panel Plus (CLIA waived)	ALT, AST, CHOL, CHOL/HDL RATIO, GLU, HDL, LDL, TRIG, VLDL.
Liver Panel Plus (CLIA waived)	ALB, ALP, ALT, AMY, AST, GGT, TBIL, TP.
Metlyte 8 Panel	BUN, CK , CL-, CRE, GLU, K+, NA+, tCO2.
Renal Function Panel	ALB, BUN, CA, CL-, CRE, GLU, K+, NA+, PHOS, tCO2.

“CLIA waived” means the FDA has granted our application to classify the product as having waived status with respect to the Clinical Laboratory Improvement Amendments (“CLIA”) of 1988. See “Government Regulation” in this section for additional information on CLIA.

The reagent discs offered with our VetScan chemistry analyzers are as follows:

VetScan Profile	Description of the Test Panels

Avian/Reptilian Profile Plus	ALB, AST, BA, CA, CK, GLOB, GLU, K+, NA+, PHOS, TP, UA.
Comprehensive Diagnostic Profile	ALB, ALP, ALT, AMY, BUN, CA, CRE, GLOB, GLU, K+, NA+, PHOS, TBIL, TP.
Critical Care Plus	ALT, BUN, CL-, CRE, GLU, K+, NA+, tCO2.
Equine Profile Plus	ALB, AST, BUN, CA, CK, CRE, GGT, GLOB, GLU, K+, NA+, TBIL, tCO2, TP.
Large Animal Profile	ALB, ALP, AST, BUN, CA, CK, GGT, GLOB, MG, PHOS, TP.
Mammalian Liver Profile	ALB, ALP, ALT, BA, BUN, CHOL, GGT, TBIL.
Prep Profile II	ALP, ALT, BUN, CRE, GLU, TP.
Thyroxine (T4)/Cholesterol Profile	CHOL, T4.

Hematology

In September 2007, we introduced a veterinary hematology instrument under the name VetScan HM5tm. The VetScan HM5 offers a 22-parameter complete blood count (CBC) analysis, including a five-part differential cell counter specifically designed for veterinary applications. In May 2004, we introduced a veterinary hematology instrument that offers an 18-parameter CBC analysis, including a three-part white blood cell differential, marketed originally as the VetScan HMII, and is now referred to as the VetScan HM2tm. We currently purchase the hematology instruments from Diatron MI Kft. of Budapest, Hungary. Through April 2004, we marketed a veterinary hematology instrument under the name VetScan HMT. We continue to support and service our current population of VetScan HM5, VetScan HM2, VetScan HMII and VetScan HMT hematology instruments.

Orbos Process

The dry reagents used in our reagent discs are produced using a proprietary technology called the Orbos® Discrete Lyophilization Process (the “Orbos process”). This process allows the production of a precise amount of active chemical ingredient in the form of a soluble bead. The Orbos process involves flash-freezing a drop of liquid reagent to form a solid bead and then freeze-drying the bead to remove water. The Orbos beads are stable in dry form and dissolve rapidly in aqueous solutions. We believe that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. We have licensed the technology underlying the Orbos process to bioMerieux, Inc., Cepheid and GE Healthcare (formerly Amersham Bioscience Corp.). Additionally, we have a supply contract with Becton, Dickinson and Company for products using the Orbos process. Revenues from these arrangements, however, are unpredictable. We continue to explore potential applications with other companies, although there can be no assurance that we will be able to develop any new applications for the Orbos process.

Future Products

We continue to develop new products that we believe will provide further opportunities for growth in the human medical and veterinary markets. Development of tests for other disc products will be targeted at specific applications based on fulfilling clinical needs.

CUSTOMERS AND DISTRIBUTION

We market and sell our products worldwide by maintaining direct sales forces and through independent distributors. Our direct sales force is primarily located in the United States and we maintain one sales office outside of the United States in Germany. Sales and marketing expenses were $23.7 million, $20.6 million and $16.2 million, or 24%, 24% and 24% of our total revenues, in fiscal 2008, 2007 and 2006, respectively.

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

We are currently exploring distribution alternatives and may enter into arrangements, where appropriate. We entered into formal distribution agreements with the following distributors to sell and market Piccolo chemistry analyzers and medical reagent discs: National Distribution & Contracting, Inc. in our third quarter of fiscal 2008, McKesson Medical-Surgical Inc. in our first quarter of fiscal 2008, Cardinal Health in our fourth quarter of fiscal 2007, Henry Schein’s Medical Group in our first quarter of fiscal 2007 and PSS World Medical, Inc. in our third quarter of fiscal 2006. We are also currently pursuing direct medical sales, where appropriate.

Veterinary Market

Veterinarians are served typically by local distributors, some with national affiliations. We work with various independent distributors to sell our instruments and consumable products. In the United States, we have both regional and national based distributors, which includes, among others, American Veterinary Supply Corp., DVM Resources, IVESCO LLC., Merritt Veterinary Supplies, Inc., Nelson Laboratories, Penn Veterinary Supply, Inc., TW Medical Veterinary Supply and Western Medical Supply, Inc. In addition to selling through distributors, we directly supply our VetScan products to Veterinary Centers of America (VCA), the nation’s largest veterinary hospital chain. In fiscal 2008, one distributor in the United States veterinary market, DVM Resources, accounted for 12% of our total worldwide revenues.

From April 2004 through May 2006, we had a distribution partnership with the veterinary division of Henry Schein, Inc. While we continue to enter into arrangements with other veterinary distributors, in May 2006, both Abaxis and Henry Schein determined that it was in the best interest of both companies to discontinue the distribution agreement due to Henry Schein’s acquisition of a regional distributor of a competing company in the veterinary market. To support those customers who were previously supplied products by Henry Schein, we have had our current distributors supply and service these sites, or depending on the customer’s needs and geographical location, we will continue to support and service these customers on a direct basis as well.

We also sell our veterinary products to distributors located in Canada. Our veterinary reagents are sold to various distributors in Canada, which includes Associated Veterinary Purchase, CDMV, Distribution Vie et Sante, Midwest Veterinary Distribution Cooperative Limited, Veterinary Purchasing Company Limited and Western Drug Distribution Center Limited. Currently, we sell our VetScan chemistry analyzers and hematology analyzers to one distributor in Canada, Vet Novations.

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

We currently have distributors for our products in the following foreign countries: Australia, Austria, Bahrain, Belgium, Czech Republic, Denmark, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Korea, Macao, the Netherlands, New Zealand, the Philippines, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, Ukraine, United Arab Emirates and the United Kingdom. Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our new and existing products.

Revenues in Europe accounted for 13%, 12% and 11% of our total revenues for fiscal 2008, 2007 and 2006, respectively. Revenues in Asia Pacific and rest of the world accounted for 3%, 4% and 4% of our total revenues for fiscal 2008, 2007 and 2006, respectively.

We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence.

MANUFACTURING

We manufacture our Piccolo and VetScan chemistry analyzers from our facility located in Union City, California. The VetScan HM2 and HM5 are manufactured by Diatron in Budapest, Hungary and are purchased by us as a completed instrument.

Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the FDA. To produce and commercially ship Piccolo products, we must have a license to manufacture medical products in the State of California, where we conduct our principal manufacturing activities, and be registered by the FDA as a medical device manufacturer. Current Good Manufacturing Practice requirements are set forth in the 21 CFR 820 Quality System Regulation. These requirements regulate the methods used in, and the facilities and controls used for the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use. Our manufacturing facility is subject to periodic inspections. In addition, various state regulatory agencies may regulate the manufacture of our products. To date, we have complied with the following federal state, local and international regulatory requirements:

•	In April 2001, the State of California Food and Drug Branch granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices.

•	In May 2001, the State of California Food and Drug Branch granted licensing for our manufacturing facility in Union City, California.

•	In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards.

•	In December 2003, we received ISO 13485 Quality System certification as required by the 2003 European In Vitro Device Directive. This certified our quality system specifically to medical devices.

•	In both March 2003 and September 2005, the FDA conducted a facility inspection and verified our compliance with the 21 CFR 820 Regulation.

•	In November 2006, we received our recertification to the ISO 13485:2003 Quality System Standard for medical devices.

Although we are not required to comply with all of the government regulations applicable to the human medical market when manufacturing the VetScan products, we intend that all of our manufacturing operations will be compliant with the Quality System Regulation to help ensure product quality and integrity regardless of end use or patient.

In addition to the development of standardized manufacturing processes and quality control programs for the entire manufacturing process, our manufacturing activities are concentrated in the following three primary areas:

•	Point-of-Care Blood Chemistry Analyzer: The analyzer used in the Piccolo and VetScan systems employs a variety of components designed or specified by us, including a variable speed motor, microprocessors, a liquid crystal display, a printer, a spectrophotometer and other electronic components. These components are manufactured by several third-party vendors that have been qualified and approved by us and then assembled by our contract manufacturers. The components are assembled at our facility in Union City into the finished product and completely tested to ensure that the finished product meets product specifications. The analyzer uses technologically-advanced components, many of which are available only from single source vendors. Currently, the technologically advanced components are purchased from the following two single source vendors, PerkinElmer, Inc. and UDT Sensors (a division of OSI Optoelectronics). We do not have supply agreements with any of these companies and they are not contractually obligated to continue supplying us with components in the quantities or at the prices that such companies have done historically.

•	Reagent Discs: The molded plastic discs used in the manufacture of the reagent disc are manufactured to our specifications by established injection-molding manufacturers. To achieve the precision required for accurate test results, the discs must be molded to very strict tolerances. To date, we have only qualified two manufacturers, C. Brewer & Co. and Nypro, Inc. to mold the discs. We do not have supply agreements with either of these companies and they are under no contractual obligation to continue supplying us with discs either in the quantities or at the prices that such companies have done historically. We are also working with our suppliers to improve yields and increase capacity on the existing production molds. While we have increased the number of disc molding tools to strengthen and better protect our line of supply, an inability by our injection-molding manufacturers to supply sufficient discs would have a material adverse impact on our results of operations. We assemble the reagent discs by using the molded plastic discs, loading the disc with reagents and then ultrasonically welding together the top and bottom pieces.

•	Reagent Beads: The reagent discs contain diluent and all the dry reagent chemistry beads necessary to perform blood analyses. We purchase chemicals from third-party suppliers and formulate the raw materials, using proprietary processes, into beads at the proper concentration and consistency to facilitate placement in the reagent disc and provide homogeneous dissolution and mixing when contacted by the diluted plasma. We are dependent on the following companies who are our single source providers of one or more chemicals that

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

MATERIAL RELATIONSHIPS WITH SUPPLIERS AND OTHER THIRD PARTIES

Diatron Messtechnik GmbH.  In our November 2003 original equipment manufacturing and supply manufacturing (“OEM”) agreement with Diatron Messtechnik GmbH (“Diatron”), we acquired the exclusive right to distribute Diatron’s veterinary hematology analyzers in Australia, Canada, Japan, New Zealand and the United States. The Diatron hematology instruments are currently supplied by Diatron MI Kft. The agreement had a five-year term and we were subject to certain minimum purchase quantities during the original contract term. In September 2006, the terms of the agreement, with respect to the purchase commitments, were revised and we completed all of the purchase commitments requirements in the quarter ended December 31, 2007. In February 2008, the terms of the OEM agreement, with respect to the purchase commitments, were again revised. Under the amended OEM agreement currently in effect, we are committed to purchase a minimum number of hematology instruments through fiscal 2009. See Note 8 “Commitments and Contingencies” of the Notes to Financial Statements for additional information.

DVM Resources.  DVM Resources, one of our distributors of veterinary products in the United States, accounted for 12% and 15% of our total worldwide revenue in fiscal 2008 and 2007, respectively.

COMPETITION

Competition in the human and veterinary diagnostic markets is intense. Blood analysis is a well-established field in which there are a number of competitors that have substantially greater financial resources and larger, more established marketing, sales and service organizations than we do. We compete primarily with the following organizations: commercial clinical laboratories, hospitals’ clinical laboratories and manufacturers of bench top multi-test blood analyzers and other testing systems that health care providers can use “on-site.”

Historically, hospitals and commercial laboratories perform most of the human medical testing, and veterinary specialized commercial laboratories perform most of the veterinary medical testing. We have identified five principal factors that we believe customers typically use to evaluate our products and those of our competitors. These factors are as follows: (i) range of tests offered; (ii) the immediacy of results; (iii) cost effectiveness; (iv) ease of use and (v) reliability of results. We believe that we compete effectively on each of these factors except for the range of tests offered. Clinical laboratories are effective at processing both a wide range and high volumes of discrete tests using skilled technicians and complex equipment. While our current offering of reagent discs cannot provide the same broad range of tests, we believe that in our targeted market segments, our products provide a sufficient breadth of test menus to compete successfully with clinical laboratories given the advantages of our products with respect to the other four factors.

Our principal competitors in the human diagnostic market are Alfa Wassermann S.P.A., i-STAT Corporation (which was purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.), Kodak (DT60 analyzer), Polymedco, Inc. and F. Hoffmann-La Roche Ltd. (Reflotron system). Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation. Most of our competitors have significantly greater financial, marketing, sales and technical and other resources than we do. In particular, many of our competitors have large sales forces and well-established distribution channels.

Consequently, we are developing our distribution network and expanding our direct sales force in order to compete in these markets.

GOVERNMENT REGULATION

U.S. Food and Drug Administration Clearance

Our Piccolo products are regulated under the 1976 Medical Device Amendment to the Food, Drug and Cosmetic Act, which is administered by the FDA. The FDA has classified our Piccolo products as “Class I” and “Class II” devices. These classifications require us to submit to the FDA a pre-market notification form, or 510(k). The FDA uses the 510(k) to substantiate product claims that are made by medical device manufacturers prior to marketing. In our 510(k) notification, we must, among other things, establish that the product we plan to market is “substantially equivalent” to (1) a product that was on the market prior to the adoption of the 1976 Medical Device Amendment or (2) a product that the FDA has previously cleared under the 510(k) process.

The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. As of March 31, 2008, we have received market clearance from the FDA for our Piccolo system and 25 reagent tests that we have on 13 reagent discs. We are currently developing additional tests that we will have to clear with the FDA through the 510(k) notification procedures. These new test products are crucial for our success in the human medical market. If we do not receive 510(k) clearance for a particular product or any of these additional tests, we will not be able to market that product in the United States, which could harm our future sales.

Clinical Laboratory Improvements Act Regulations

Our Piccolo products are also affected by the CLIA of 1988. The CLIA are intended to insure the quality and reliability of all medical testing in the United States regardless of where the tests are performed. The current CLIA regulations divide laboratory tests into three categories: “waived,” “moderately complex” and “highly complex.” Many of the tests performed using the Piccolo system are in the “moderately complex” category. This category requires that any location in which testing is performed be certified as a laboratory. Hence, we can only sell some Piccolo products to customers who meet the standards of a laboratory. To receive “laboratory” certification, a testing facility must be certified by the Centers for Medicare and Medicaid Services. After the testing facility receives a “laboratory” certification, it must then meet the CLIA regulations. Because we can only sell some Piccolo products to testing facilities that are certified “laboratories,” the market for some products is correspondingly constrained.

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

RESEARCH AND DEVELOPMENT

Research and development activities are focused on the following: developing new immunoassay tests, clinical trials, preparation of submission for CLIA waived status on new test methods and product improvements and enhancement of existing products. Our research and development expenses, which consist of salaries and benefits, consulting expenses and materials were $7.0 million, $6.2 million and $6.1 million, or 7%, 7% and 9% of our total revenues, in fiscal 2008, 2007 and 2006, respectively.

PATENTS AND PROPRIETARY TECHNOLOGIES

We have pursued the development of a patent portfolio to protect our proprietary technology. As of March 31, 2008, 36 patent applications have been filed on our behalf with the United States Patent and Trademark Office, of which the following 29 have been issued and are active:

Patent No.	Description	Issue Date	Expiration Date

5,061,381	Apparatus and Method for Separating Cells from Biological Fluids	October 29, 1991	June 4, 2010
5,122,284	Apparatus and Method for Optically Analyzing Biological Fluids	June 16, 1992	June 4, 2010
5,173,193	Centrifugal Rotor Having Flow Partition	December 22, 1992	April 1, 2011
5,242,606	Sample Metering Port for Analytical Rotor Having Overflow Chamber	September 7, 1993	September 7, 2010
5,275,016	Cryogenic Apparatus	January 4, 1994	April 24, 2012
5,304,348	Reagent Container for Analytical Rotor	April 19, 1994	February 11, 2012
5,384,247	Determination of Sodium Ions in Fluids	January 24, 1995	January 24, 2012
5,403,415	Method and Device for Ultrasonic Welding	April 4, 1995	November 17, 2013
5,409,665	Simultaneous Cuvette Filling with Means to Isolate Cuvettes	April 25, 1995	September 1, 2013
5,409,814	Determination of Ions in Fluids	April 25, 1995	April 25, 2012
5,413,732	Reagent Compositions for Analytical Testing	May 9, 1995	May 9, 2012

Patent No.	Description	Issue Date	Expiration Date

5,457,053	Reagent Container for Analytical Rotor	October 10, 1995	October 10, 2012
5,472,603	Analytical Rotor with Dye Mixing Chamber	December 5, 1995	December 5, 2012
5,478,750	Methods for Photometric Analysis	December 26, 1995	March 31, 2013
5,501,958	Determination of Potassium Ions in Fluids	March 26, 1996	March 26, 2013
5,518,930	Simultaneous Cuvette Filling with Means to Isolate Cuvettes	May 21, 1996	September 1, 2013
5,590,052	Error Checking in Blood Analyzer	December 31, 1996	April 14, 2014
5,591,643	Simplified Inlet Channels	January 7, 1997	January 7, 2014
5,599,411	Method and Device for Ultrasonic Welding	February 4, 1997	November 17, 2013
5,624,597	Reagent Compositions for Analytical Testing	April 29, 1997	April 29, 2014
5,693,233	Methods of Transporting Fluids Within An Analytical Rotor	December 2, 1997	April 2, 2012
5,776,563	Dried Chemical Compositions	July 7, 1998	July 7, 2015
5,998,031	Dried Chemical Compositions	December 7, 1999	August 19, 2011
6,068,971	Process for Determination of Ions in Fluids by Masking of Interfering Ions	May 30, 2000	May 30, 2017
6,235,531	Modified Siphons for Improved Metering Precision	May 22, 2001	September 1, 2013
6,251,684	Dried Chemical Compositions	June 26, 2001	August 18, 2011
6,752,961	Modified Siphons for Improved Metering Precision	June 22, 2004	September 1, 2013
6,818,415	Sodium Activation of Amylase	November 16, 2004	June 22, 2021
7,177,767	Systems and Methods for the Detection of Short and Long Samples	February 13, 2007	January 13, 2024

Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain competitive position. Fourteen international applications have been filed on our behalf under the Patent Cooperation Treaty (PCT) and we are selectively filing patent applications in countries where we anticipate to market our products. Eighty-four national foreign applications were filed on our behalf in various countries and 74 of them have been granted. Of these 74, a total of 39 have been abandoned; and 1 patent was opposed by bioMerieux, which was settled during fiscal 2006, granting bioMerieux a license under certain of our patents.

EMPLOYEES

As of March 31, 2008, we had 321 full-time employees distributed across the following divisions:

•	33 in research and development;

•	144 in manufacturing operations;

•	129 in sales and marketing (including customer support); and

•	15 in general and administrative.

We also use temporary help to assist in performing certain operational duties. As of March 31, 2008, we had 25 temporary employees with most of them assisting in manufacturing operations. None of our employees is covered by a collective bargaining agreement and we consider our relations with our employees to be good.

INFORMATION AVAILABLE TO INVESTORS

We make available, free of charge on or through our Internet address located at www.abaxis.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, copies of our reports, proxy statements and other information filed electronically with the SEC may be accessed at http://www.sec.gov. The public may also read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-777-1027.

Item 1A.	Risk Factors

RISK FACTORS THAT MAY AFFECT OUR PERFORMANCE

Our future performance is subject to a number of risks. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline. In evaluating our business, you should carefully consider the following risks in addition to the other information in this Annual Report on Form 10-K. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors and, therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

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

The sales cycle for our products can fluctuate, which may cause revenue and operating results to vary significantly from period to period. We believe this fluctuation is due primarily to (i) seasonal patterns in the decision making processes by our independent distributors and direct customers, (ii) inventory or timing considerations by our distributors and (iii) on the purchasing requirements of the U.S. Military to acquire our products. Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful.

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

We would fail to achieve anticipated revenue if the market does not accept our products.

We believe that our core compact blood chemistry analyzer product differs substantially from current blood chemistry analyzers on the market. Our primary competition is from centralized laboratories that offer a greater number of tests than our products, but do so at a greater overall cost and require more time. We also compete with other point-of-care analyzers that cost more, require more maintenance and offer a narrower range of tests. However, these point-of-care analyzers are generally marketed by larger companies which have greater resources for sales and marketing, in addition to a recognized brand name and established distribution relationships.

In the human medical market, we have relatively limited experience in large-scale sales of our Piccolo blood chemistry analyzers. Although we believe that our blood chemistry analyzers offer consumers many advantages, including substantial cost savings according to our analyses, in terms of implementation of the actual product, these advantages involve changes to current standard practices, such as using large clinical laboratories that will require changes in both the procedures and mindset of care providers. The human medical market in particular is highly regulated, structured, difficult to penetrate and often slow to adopt new product offerings. If we are unable to convince large numbers of medical clinics, hospitals and other point-of-care environments of the benefits of our Piccolo blood chemistry analyzers and our other products, we will suffer lost sales and could fail to achieve anticipated revenue.

Historically, in the veterinary market, we have marketed our VetScan systems through both direct sales and distribution channels to veterinarians. We continue to develop new animal blood tests to expand and we cannot be assured that these tests will be accepted by the veterinary market.

We could fail to achieve anticipated revenue if problems related to the manufacture of our new blood chemistry analyzers are not resolved.

We manufacture our blood chemistry analyzers at our manufacturing facility in Union City, California. We are currently experiencing problems related to the manufacture of our new blood chemistry analyzer, which are primarily related to difficulties and delays in obtaining certain key components that we purchase from various suppliers. These manufacturing problems may be potentially related to quality control issues for key components that we obtain from our suppliers or to design issues of the key components required in our blood chemistry analyzer. Our difficulties in obtaining an adequate amount of quality components for the manufacture of our blood chemistry analyzer had a materially adverse impact on our sales of Vetscan chemistry analyzers in fiscal 2008. If we are unable to resolve these manufacturing problems on our new blood chemistry analyzer, we will not be able to manufacture sufficient quantities to meet anticipated demand and, therefore, will not be able to effectively market and sell our new blood chemistry analyzer; accordingly, our revenue and business would be materially adversely affected.

We have invested a significant portion of our cash in auction rate securities, the market for which is currently illiquid. Funds associated with certain of our auction rate securities may not be accessible for an undetermined period of time and our auction rate securities may experience an other than temporary decline in value, which would adversely affect our statement of operations.

Our marketable securities portfolio includes auction rate securities that are structured with short-term interest rate reset dates of generally less than 30 days, but with contractual maturities that can be well in excess of ten years or may never mature. At the end of each reset period, which occurs ranging from every seven to 28 days, depending on the security, investors can sell or continue to hold the securities at par. This mechanism has historically provided a liquid market for these securities. However, the recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. At March 31, 2008, we held $37.0 million par value of our investments in auction rate securities for which the auctions had been unsuccessful. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their securities are unable to do so. If the credit market does not improve, auctions for our invested amounts may continue to fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. Furthermore, if the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments by recording an impairment charge.

There is no assurance as to when the market for auction rate securities will stabilize. The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. If conditions in the credit markets deteriorate further causing additional auctions to fail, the funds associated with these auction rate securities may also not be accessible for an undetermined period of time, and we may be required to record losses or an impairment charge on our auction rate securities portfolio in future quarters, which would harm our financial condition.

We rely on patents and other proprietary information, the loss of which would negatively affect our business.

As of March 31, 2008, 36 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 30 patents have been issued and 29 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

We must continue to develop our sales, marketing and distribution experience in the human diagnostic market or our business will not grow.

Although we have gained experience marketing our VetScan products in the veterinary diagnostic market, we have limited sales, marketing and distribution experience with our Piccolo chemistry analyzers in the human diagnostic market. Accordingly, we cannot assure you that:

•	we will be able to establish and maintain effective distribution arrangements in the human diagnostic market;

•	any distribution arrangements that we are able to establish will be successful in marketing our products; or

•	the costs associated with sales, marketing and distributing our products will not be excessive.

Should we fail to effectively develop our sales, marketing and distribution efforts, our growth will be limited and our results of operations will be adversely affected.

We must increase sales of our Piccolo and VetScan products or we may not be able to maintain profitability.

As of March 31, 2008, we had cumulative net losses of $3.0 million. Our ability to continue to be consistently profitable will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan products. Increasing the sales volume of our products will depend upon, among other things, our ability to:

•	continue to improve our existing products and develop new and innovative products;

•	increase our sales and marketing activities;

•	effectively manage our manufacturing activities; and

•	effectively compete against current and future competitors.

We cannot assure you that we will be able to successfully increase our sales volumes of our products to sustain profitability.

We may inadvertently produce defective products, which may subject us to significant warranty liabilities or product liability claims and we may have insufficient product liability insurance to pay material uninsured claims.

Our business exposes us to potential warranty and product liability risks which are inherent in the testing, manufacturing and marketing of human and veterinary medical products. We strive to apply sophisticated methods to raw materials and produce defect-free medical test equipment. Although we have established procedures for quality control on both the raw materials that we receive from suppliers and our manufactured final products, these procedures may prove inadequate to detect a defect that occurs in limited quantities, that we have not anticipated or otherwise. Our Piccolo and VetScan chemistry analyzers may be unable to detect all errors which could result in the misdiagnosis of human or veterinary patients.

Should we inadvertently manufacture and ship defective products, we may be subject to substantial claims under our warranty policy or product liability laws. In addition, our policy is to credit medical providers for any defective product that we produce, including those reagent discs that are rejected by our Piccolo and VetScan chemistry analyzers. Therefore, even if a mass defect within a lot or lots of reagent discs were detected by our Piccolo and VetScan chemistry analyzers, the replacement of such reagent discs free of charge would be costly and could materially harm our financial condition. Further, in the event that a product defect is not detected in our Piccolo chemistry analyzer, our relatively recent expansion into the human medical market greatly increases the risk that the amount of damages involved with just one product defect would be material to our operations. We currently maintain limited product liability insurance that we believe is adequate for our current needs, taking into account the risks involved and cost of coverage. However, our product liability insurance and cash may be insufficient to cover potential liabilities. In addition, in the future the coverage that we require may be unavailable on commercially reasonable terms, if at all. Even with our current insurance coverage, a mass product defect, product liability claim or recall could subject us to claims above the amount of our coverage and would materially adversely affect our business and our financial condition.

We must effectively train and integrate the members of our sales team in order to achieve our anticipated revenue or expand our business.

As of March 31, 2008, we had 72 full-time sales personnel directly involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time. In addition, we experience significant turnover in our sales and marketing personnel. If we are to increase our direct sales, we will need to train new sales personnel and supervise them closely. We also will continue hiring additional sales personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of resources to market our products.

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

We rely primarily on distributors to sell our products and we rely on sole distributor arrangements in a number of countries. Our failure to successfully develop and maintain these relationships could adversely affect our business.

We sell our medical and veterinary products primarily through a limited number of distributors. As a result, we are dependent upon these distributors to sell our products and to assist us in promoting and creating a demand for our products. We operate on a purchase order basis with the distributors and the distributors are under no contractual obligation to continue carrying our products. Further, many of our distributors may carry our competitors’ products, and may promote our competitors’ products over our own products.

We depend on a number of distributors in the United States who distribute our VetScan products. Our largest distributor in the United States, DVM Resources, accounted for 12% and 15% of our total worldwide revenues for fiscal 2008 and 2007, respectively. While we continue to enter into arrangements with veterinary distributors, we have also terminated our distribution relationship with the veterinary division of Henry Schein in May 2006. While we have in the past, and expect to in the future, support those customers who were previously supplied products by Henry Schein through our current distributor base and direct service, the loss of these customers or other distributors may negatively affect our future revenues. Accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a sharp decline or delay in our sales revenue.

In the United States medical market, we depend on a few distributors for our Piccolo products. We entered into formal distribution agreements with the following distributors to sell and market Piccolo chemistry analyzers and medical reagent discs: National Distribution & Contracting, Inc. in our third quarter of fiscal 2008, McKesson Medical-Surgical Inc. in our first quarter of fiscal 2008, Cardinal Health in our fourth quarter of fiscal 2007, Henry Schein’s Medical Group in our first quarter of fiscal 2007 and PSS World Medical, Inc. in our third quarter of fiscal 2006. We depend on these distributors to assist us in promoting market acceptance of our Piccolo chemistry analyzers.

Internationally, we rely on only a few distributors for our products in both the medical and veterinary diagnostic markets. We terminated our distributor agreement with T. Chatani & Co., Ltd. in Japan in the first quarter of fiscal 2008 and, although T. Chatani & Co., Ltd has agreed to continue to service Abaxis customers, which includes selling our reagent discs and hematology reagent kits, for a limited period, our total product sales to T. Chatani & Co., Ltd. under the arrangement have significantly decreased and, as a result, our quarterly revenues has been adversely impacted. In October 2007, we signed an exclusive distribution agreement with Central Scientific Commerce, Inc. (“CSC”) to distribute the complete line of our medical and veterinary products in Japan. In the third quarter of fiscal 2008, CSC began the process of registering our new instruments, the VetScan VS2, VetScan HM5 and Piccolo xpress in Japan. The registration process was completed in the first quarter of fiscal 2009, and consequently, CSC can begin to import and market our instruments along with our reagent discs and kits. However, we cannot assure you that our new distribution relationship with CSC will be as successful as our prior distribution arrangement, or at all. Furthermore, an inability of, or any delays by, our distributor in receiving the necessary approvals for our new or other products can adversely impact our revenues in Japan.

We currently rely on distributors that carry either our medical or veterinary products in the following countries: Australia, Austria, Bahrain, Belgium, Canada, Czech Republic, Denmark, France, Germany, Hong Kong, Ireland,

Israel, Italy, Japan, Korea, Macao, the Netherlands, New Zealand, the Philippines, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, Ukraine, United Arab Emirates, the United Kingdom and the United States. Our distributors in each of these countries are responsible for obtaining the necessary approvals to sell our new and existing products. These distributors may not be successful in obtaining proper approvals for our new and existing products in their respective countries, and they may not be successful in marketing our products. We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence. However, we may not be successful in entering into additional distributor relationships on favorable terms, or at all. In addition, our distributors may terminate their relationship with us at any time. Historically, we have experienced a high degree of turnover among our international distributors. This turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally.

We depend on sole suppliers for several key components in our products, many of whom we have not entered into contractual relationships with and failure of our suppliers to provide the components to us could harm our business.

We use several key components that are currently available from limited or sole sources as discussed below:

•	Reagent Discs: Two injection-molding manufacturers, C. Brewer & Co. and Nypro, Inc., currently make the molded plastic discs which, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require. To date, we have only qualified these two manufacturers to manufacture the molded plastic discs.

•	Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the dry reagent chemistry beads that are either inserted in our reagent discs or sold as stand-alone products: Amano Enzyme USA Co., Ltd., Genzyme Corporation, Kikkoman Corporation Biochemical Division, Microgenics Corporation, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., Shinko American Inc. and Sigma Aldrich Inc.

•	Blood Chemistry Analyzer Components: Our blood analyzer products use several technologically-advanced components that we currently purchase from two single source vendors, PerkinElmer, Inc. and UDT Sensors (a division of OSI Optoelectronics). Our analyzers also use a printer that is primarily made by Seiko North America Corporation. The loss of the supply of any of these components could force us to redesign our blood chemistry analyzers.

•	Hematology Instruments and Reagents: Our hematology instruments are manufactured by Diatron Messtechnik GmbH in Hungary and are purchased by us as a completed instrument. In addition, to date, we have qualified only three suppliers to produce the reagents for our hematology instruments: Clinical Diagnostic Solutions, Inc., Diatron and Mallinckrodt Baker BV.

We operate on a purchase order basis with all of the suppliers of our molded plastic reagent discs, reagent chemicals, blood chemistry analyzer components and hematology instruments and hematology reagents and, therefore, these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices. Although we believe that there may be potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above and cannot assure you we would be able to enter into arrangements with additional vendors on favorable terms, or at all.

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

We may not be able to compete effectively with larger, more established entities or their products, or with future organizations or future products, which could cause our sales to decline.

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

Historically, hospitals and commercial laboratories performed most human diagnostic testing, and commercial laboratories performed most veterinary medical testing. We have identified five principal factors that we believe customers typically use to evaluate our products and those of our competitors. These factors include:

•	range of tests offered;

•	immediacy of results;

•	cost effectiveness;

•	ease of use; and

•	reliability of results.

We believe that we compete effectively on each of these factors except for the range of tests offered. Clinical laboratories are effective at processing large panels of tests using skilled technicians and complex equipment. While our current offering of reagent discs cannot provide the same broad range of tests, we believe that in certain markets our products provide a sufficient breadth of test menus to compete successfully with clinical laboratories given the advantages of our products with respect to the other four factors. In addition, we cannot assure you that we will continue to be able to compete effectively on cost effectiveness, ease of use, immediacy of results or reliability of results. We also cannot assure you that we will ever be able to compete effectively on the basis of range of tests offered.

Competition in the human and veterinary diagnostic markets is intense. Our principal competitors in the human diagnostic market are Alfa Wassermann S.P.A., i-STAT Corporation (which was purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.), Kodak (DT60 analyzer), Polymedco, Inc. and F. Hoffman-La Roche (Reflotron system). Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation. Most of our competitors have significantly greater financial and other resources than we do. In particular, many of our competitors have large sales forces and well-established distribution channels. Consequently, we must develop our distribution channels and significantly improve our direct sales force in order to compete in these markets.

Changes in third-party payor reimbursement regulations can negatively affect our business.

By regulating the maximum amount of reimbursement they will provide for blood testing services, third-party payors, such as HMOs, pay-per-service insurance plans, Medicare and Medicaid, can indirectly affect the pricing or the relative attractiveness of our human testing products. For example, the Centers for Medicare and Medicaid Services (the “CMS”) set the level of reimbursement of fees for blood testing services for Medicare beneficiaries. If third-party payors decrease the reimbursement amounts for blood testing services, it may decrease the amount that physicians and hospitals are able to charge patients for such services. Consequently, we would need to charge less for our products. If the government and third-party payors do not provide for adequate coverage and reimbursement levels to allow health care providers to use our products, the demand for our products will decrease.

We are subject to numerous governmental regulations and regulatory changes are difficult to predict and may be damaging to our business.

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

The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. As of March 31, 2008, we have received market clearance from the FDA for our Piccolo chemistry analyzer and 25 reagent tests that we have on 13 reagent discs. We are currently developing additional tests that we will have to clear with the FDA through the 510(k) notification procedures. These new test products are crucial for our success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States, which could harm our future sales.

Need to Comply with Manufacturing Regulations

The 1976 Medical Device Amendment also requires us to manufacture our Piccolo products in accordance with Good Manufacturing Practices guidelines. Current Good Manufacturing Practice requirements are set forth in the 21 CFR 820 Quality System Regulation. These requirements regulate the methods used in, and the facilities and controls used for the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use. Our manufacturing facility is subject to periodic inspections. In addition, various state regulatory agencies may regulate the manufacture of our products. To date, we have complied with the following federal, state, local and international regulatory requirements:

•	In April 2001, the State of California Food and Drug Branch granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices.

•	In May 2001, the State of California Food and Drug Branch granted licensing for our manufacturing facility in Union City, California.

•	In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards.

•	In December 2003, we received ISO 13485 Quality System certification as required by the 2003 European In Vitro Device Directive. This certified our quality system specifically to medical devices.

•	In both March 2003 and September 2005, the FDA conducted a facility inspection and verified our compliance with the 21 CFR 820 Regulation.

•	In November 2006, we received our recertification to the ISO 13485:2003 Quality System Standard for medical devices.

We cannot assure you that we will successfully pass any re-inspection by the FDA or the State of California. In addition, we cannot assure you that we can comply with all current or future government manufacturing requirements and regulations. If we are unable to comply with the regulations, or if we do not pass routine inspections, our business and results of operations will be materially adversely affected.

Effects of the Clinical Laboratory Improvement Amendments on Our Products

Our Piccolo products are also affected by the Clinical Laboratory Improvement Amendments (the “CLIA”) of 1988. The CLIA are intended to insure the quality and reliability of all medical testing in the United States regardless of where the tests are performed. The current CLIA regulations divide laboratory tests into the following three categories:

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

Although we are engaged in an active program to test and apply for CLIA waivers for additional analytes, we cannot assure you that we will successfully receive CLIA waived status from the FDA for other products. Consequently, for the reagent discs that have not received CLIA waived status, the market for our Piccolo products may be confined to those testing facilities that are certified as “laboratories” and our growth can be limited accordingly.

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

We have incurred and may continue to incur, in future periods, significant share-based compensation charges under SFAS No. 123(R), which may adversely affect our reported financial results.

On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), issued by the Financial Accounting Standards Board, which requires the measurement of all share-based payments to employees, using a fair-value-based method and the recording of such expense in our results of operations. The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of the Company’s common stock on the date of grant. Such value is recognized as an expense, net of an estimated forfeiture rate, for those shares expected to vest over the corresponding requisite service period. Our policy is to recognize the expense of restricted stock unit grants based on the vested portions of the awards. During fiscal 2007 and 2008, we granted restricted stock unit awards to employees based on the following time-based vesting schedule over a four-year period: five percent vesting after the first year; additional ten percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment. During fiscal 2007 and 2008, share-based compensation expense related to restricted stock units had a material impact on our earnings per share and on our financial statements and we expect that it will continue to adversely impact our reported results of operations, particularly in the fourth year of vesting for the restricted stock unit awarded to employees. As of March 31, 2008, our total unrecognized compensation expense related to restricted stock unit awards granted to employees and directors to date totaled $9.5 million.

We depend on key members of our management and scientific staff and, if we fail to retain and recruit qualified individuals, our ability to execute our business strategy and generate sales would be harmed.

We are highly dependent on the principal members of our management and scientific staff. The loss of any of these key personnel, including in particular Clinton H. Severson, our President, Chief Executive Officer and Chairman of our Board of Directors, might impede the achievement of our business objectives. We may not be able to continue to attract and retain skilled and experienced marketing, sales and manufacturing personnel on acceptable terms in the future because numerous medical products and other high technology companies compete for the services of these qualified individuals. We currently do not maintain key man life insurance on any of our employees.

We are subject to increasingly complex requirements from recent legislation requiring companies to evaluate internal control over financial reporting.

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an assessment of internal control over financial reporting by our management and an attestation of the effectiveness of our internal controls over financial reporting by an independent registered public accounting firm. We have an ongoing program to perform the assessment, testing and evaluation to comply with these requirements and we expect to continue to incur significant expenses to Section 404 compliance on an ongoing basis.

Our management assessed the effectiveness of our internal control over financial reporting as of our fiscal years ended March 31, 2008 and 2007. Although we received an unqualified opinion on our financial statements for the fiscal years ended March 31, 2008 and 2007, and on the effectiveness of our internal control over financial reporting as of March 31, 2008 and 2007, we cannot predict the outcome of our testing in future periods. In the event that our internal controls over financial reporting are not effective as defined under Section 404, or any failure to implement required new or improved controls, or difficulties encountered in implementation could harm operating results or prevent us from accurately reporting financial results or cause a failure to meet our reporting obligations in the future. If management cannot assess internal control over financial reporting is effective, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment, investor confidence and our share value may be negatively impacted.

We may need additional funding in the future and these funds may not be available to us.

We believe that our existing capital resources, available line of credit and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through the next 12 months, although no assurances can be given. The terms of our line of credit contain a number of covenants concerning financial tests that we must meet, and these tests are more fully explained under the subheading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

We are subject to stringent federal, state and local laws, rules, regulations and policies that govern the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. In particular, we are subject to laws, rules and regulations governing the handling and disposal of biohazardous materials used in the development and testing of our products. We handle and dispose of human and veterinary blood samples for testing (whole blood, plasma, serum), which cost approximately $90,000 in fiscal 2008, and includes other environmental health and safety expenses to comply with applicable environmental regulations. Although we believe that we have complied with applicable laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may have to incur significant costs to comply with environmental regulations if our manufacturing to commercial levels continues to increase. In addition, if a government agency determines that we have not complied with these laws, rules and regulations, we may have to pay significant fines and/or take remedial action that would be expensive and we do not carry environmental-related insurance coverage.

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

Our international sales are currently primarily U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. For the limited amount of our sales denominated in local currencies, we are subject to fluctuations in exchange rates between the U.S. dollar and the particular local currency. Our operating results could also be adversely affected by the seasonality of international sales and the economic conditions of our overseas markets.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended March 31, 2008, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $20.89 to $37.88 per share and the closing sale price for our quarter ended March 31, 2008 was $23.17 per share. During the last eight fiscal quarters ended March 31, 2008, our stock price closed at a high of $39.74 on December 24, 2007 and a low of $16.82 on May 24, 2006 and May 30, 2006. Many factors may affect the market price of our common stock, including:

•	fluctuation in our operating results;

•	announcements of technological innovations or new commercial products by us or our competitors;

•	changes in governmental regulation in the United States and internationally;

•	prospects and proposals for health care reform;

•	governmental or third-party payors’ controls on prices that our customers may pay for our products;

•	developments or disputes concerning our patents or our other proprietary rights;

•	product liability claims and public concern as to the safety of our devices or similar devices developed by our competitors; and

•	general market conditions.

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

We occupy approximately 91,124 square feet of office, research and development and manufacturing space in a building in Union City, California. The lease agreement is for ten years and commenced in January 2001. We have an option to extend the lease for five additional years. Additionally, starting in September 2007, we lease approximately 5,800 square feet of office space in Darmstadt, Germany, expiring in fiscal 2013. We believe that our current facilities are suitable and adequate to meet our needs for the foreseeable future.

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

No matters were submitted to a vote of our security holders during the quarter ended March 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “ABAX.” The following table sets forth the quarterly high and low intra-day per share sales prices for the common stock from April 1, 2006 through March 31, 2008 as reported on the NASDAQ Global Market:

	Prices
	Fiscal 2008		Fiscal 2007
	High	Low	High	Low

Quarter ended June 30	$27.00	$20.50	$26.85	$16.47
Quarter ended September 30	22.89	17.54	24.59	18.81
Quarter ended December 31	40.00	22.07	25.45	18.50
Quarter ended March 31	38.09	20.83	25.62	16.94

As of June 9, 2008, there were 21,768,000 shares of our common stock outstanding, held by 147 shareholders of record.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2008.

Dividends

Under our debt agreements, we are restricted from paying aggregate cash dividends on our capital stock in excess of 50% of our net income on an annual basis. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph(1)

The graph below compares the cumulative total shareholder return on an investment in our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Index over the past five year period ended March 31, 2008. The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

The graph assumes the investment of $100 on March 31, 2003 in our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Index and assumes dividends, if any, are reinvested. No dividends have been declared on our common stock to date.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Abaxis, Inc., the Russell 2000 Index
and the NASDAQ Medical Equipment Index

	3/31/2003	3/31/2004	3/31/2005	3/31/2006	3/31/2007	3/31/2008
Abaxis, Inc.	$100.00	$533.33	$232.28	$595.28	$639.63	$608.14
Russell 2000	$100.00	$163.83	$172.70	$217.34	$230.18	$200.25
NASDAQ Medical Equipment Securities	$100.00	$164.13	$168.80	$219.34	$220.26	$221.48

(1)	This section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of Abaxis under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in any such filing.

Item 6.	Selected Financial Data

The following selected financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the financial statements, related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,
	2008(1)	2007(1)	2006	2005	2004
	(In thousands, except per share data)

Statements of Operations Data:
Revenues	$100,551	$86,221	$68,928	$52,758	$46,874
Cost of revenues	45,507	39,362	30,075	24,811	22,966

Gross profit	55,044	46,859	38,853	27,947	23,908

Operating expenses:
Research and development	6,966	6,180	6,127	5,150	4,757
Sales and marketing	23,689	20,569	16,219	10,820	10,701
General and administrative	6,681	5,735	5,775	4,881	3,730

Total operating expenses	37,336	32,484	28,121	20,851	19,188

Income from operations	17,708	14,375	10,732	7,096	4,720
Interest and other income (expense), net	2,096	1,774	787	269	105

Income before income taxes	19,804	16,149	11,519	7,365	4,825
Income tax provision (benefit)	7,301	6,076	4,044	2,514	(19,208)

Net income	12,503	10,073	7,475	4,851	24,033
Preferred dividends	—	—	—	—	(419)

Net income attributable to common shareholders	$12,503	$10,073	$7,475	$4,851	$23,614

Net income per share:
Basic net income per share	$0.58	$0.49	$0.37	$0.25	$1.30

Diluted net income per share	$0.56	$0.46	$0.35	$0.22	$1.16

Shares used in the calculation of net income per share:
Weighted average common shares outstanding — basic	21,499	20,643	19,985	19,696	18,128

Weighted average common shares outstanding — diluted	22,261	21,846	21,492	21,662	20,387

(1)	On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” and included share-based compensation for employee share-based awards in our statements of operations.

	As of March 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$17,219	$10,183	$10,164	$5,776	$9,324
Short-term investments	6,991	35,028	20,372	16,858	7,998
Working capital	52,500	74,517	49,949	38,744	25,865
Long-term investments	35,463	—	—	—	—
Total assets	120,903	102,715	83,078	71,009	61,898
Long-term liabilities	2,161	2,167	1,679	1,629	938
Total shareholders’ equity	104,649	87,812	71,038	61,667	54,572

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

BUSINESS OVERVIEW

Abaxis, Inc. (“Abaxis,” “us,” or “we”) develops, manufactures, markets and sells portable blood analysis systems for use in any human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. Our primary product is a blood analysis system, consisting of a compact portable analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 14 tests on human patients and 13 tests on veterinary patients. We manufacture the system in our manufacturing facilities in Union City, California and we market our blood chemistry analyzers in both the medical market and in the veterinary market, as described below.

•	Medical Market: We currently market the blood analysis system in the medical market under the name Piccolo xpresstm. Through October 2006, we marketed the blood analysis system in the medical market as the Piccolo®, now referred to as the Piccolo Classic. We continue to support and service our current population of Piccolo xpress and Piccolo Classic chemistry analyzers.

•	Veterinary Market: We currently market the blood analysis system in the veterinary market under the name VetScan VS2®. Through March 2006, we marketed the blood analysis system in the veterinary market as the VetScan®, now referred to as the VetScan Classic. We continue to support and service our current population of VetScan VS2 and VetScan Classic chemistry analyzers.

In September 2007, we introduced a veterinary hematology instrument under the name VetScan HM5tm. The VetScan HM5 offers a 22-parameter complete blood count (CBC) analysis, including a five-part differential cell counter specifically designed for veterinary applications. In May 2004, we introduced a veterinary hematology instrument that offers an 18-parameter CBC analysis, including a three-part white blood cell differential, marketed originally as the VetScan HMII, and is now referred to as the VetScan HM2tm. We currently purchase the hematology instruments from Diatron MI Kft. of Budapest, Hungary. Through April 2004, we marketed a veterinary hematology instrument under the name VetScan HMT. We continue to support and service our current population of VetScan HM5, VetScan HM2, VetScan HMII and VetScan HMT hematology instruments.

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

We recognize revenue associated with extended maintenance agreements ratably over the life of the contract. Amounts collected in advance of revenue recognition are recorded as a current or non-current liability based on the time from the balance sheet date to the future date of revenue recognition. We provide incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of our instruments. Revenues from such sales is allocated separately to the instruments and incentives based on the relative fair value of each element. Revenues allocated to incentives is deferred until the goods are shipped to the customer or is recognized ratably over the life of the maintenance contract. At March 31, 2008, 2007 and 2006, the current portion of deferred revenue balances was $807,000, $917,000 and $939,000, respectively, and the non-current portion of deferred revenue balances was $1.1 million, $1.2 million and $938,000, respectively. The fluctuation in balances is due to the types of customer incentives programs offered during the period, depends on when the free goods are shipped to the customer and the maintenance period of the maintenance agreements.

We periodically offer trade-in programs to customers for trading in an existing instrument to purchase a new instrument and we will either provide incentives in the form of free goods or reduce the sales price of the instrument. These incentives in the form of free goods are recorded according to the policies described above.

Distributor and Customer Rebates.  We offer distributor pricing rebates and customer incentives from time to time. The distributor pricing rebates are offered to distributors upon meeting the sales volume requirements during a qualifying period. The distributor pricing rebates are recorded as a reduction to gross revenues during the qualifying period. Cash rebates are offered to customers who purchase specific instruments during a promotional period. Cash rebates are recorded as a reduction to gross revenues.

The distributor pricing rebate program, which started in fiscal 2005, is offered to distributors in the North America veterinary market, upon meeting the sales volume requirements of reagent discs during the qualifying period. Factors used in the rebate calculations include the identification of products sold subject to a rebate during the qualifying period and which rebate percentage applies. Based on these factors and using historical trends, adjusted for current changes, we estimate the amount of the rebate that will be paid and record the liability as a reduction to gross revenues when we record the sale of the product. Settlement of the rebate accruals from the date of sale ranges from one to three months after sale. At March 31, 2008, 2007 and 2006, the accrual balances related to distributor pricing rebates were $140,000, $229,000 and $90,000, respectively. The changes in the rebate accrual at each fiscal year end are based upon distributors meeting the purchase requirements during the quarter.

Rebate programs offered to customers vary from period to period in the medical and veterinary markets. Generally, the customer rebate program relates to the sale of certain products or instruments during a specified promotional period. As part of the rebate program, a customer receives a cash rebate upon purchasing certain instruments in the North America market during a promotional period. Factors used in the rebate calculations include the identification of instruments sold subject to a rebate during the qualifying period and the estimated lag time between the sale and payment of a rebate. We estimate the amount of the rebate that will be paid and record the liability as a reduction of gross revenues when we record the sale of the product. Settlement of the rebate accruals from the date of sale ranges from one to six months after sale. At March 31, 2008, 2007 and 2006, the accrual balances related to customer rebates were $0, $168,000 and $36,000, respectively. The changes in the rebate accrual were due to the type of marketing promotions offered during the fiscal year and timing of the rebate obligations paid to customers.

The following table is an analysis of the roll forward activities for the distributor and customer rebate accruals (in thousands):

	Balance at
	Beginning			Balance at
	of Year	Provisions	Payments	End of Year

Year Ended March 31, 2008:
Distributor rebates	$229	$498	$(587)	$140
Customer rebates	168	—	(168)	—

Total distributor and customer rebates	$397	$498	$(755)	$140

Year Ended March 31, 2007:
Distributor rebates	$90	$781	$(642)	$229
Customer rebates	36	328	(196)	168

Total distributor and customer rebates	$126	$1,109	$(838)	$397

Year Ended March 31, 2006:
Distributor rebates	$177	$781	$(868)	$90
Customer rebates	—	578	(542)	36

Total distributor and customer rebates	$177	$1,359	$(1,410)	$126

Sales and Other Allowances.  We estimate a provision for defective reagent discs as part of sales allowances when we issue credits to customers for defective reagent discs. We also establish, upon shipment of our products to distributors, a provision for potentially defective reagent discs, based on estimates derived from historical experience. The provision for potentially defective reagent discs was recorded in sales allowances, using internal data available to estimate the level of inventory in the distribution channel, the lag time for customers to report defective reagent discs and the historical rates of defective reagent discs. The balances related to sales allowance for defective reagent discs at March 31, 2008, 2007 and 2006 were $27,000, $368,000 and $234,000, respectively. Starting on July 1, 2007, the provision for potentially defective reagent discs is recorded as part of warranty reserves, instead of sales allowances, since we replace defective reagent discs rather than issue a credit to customers. Changes in our estimates for accruals related to provisions for defective reagent discs have not been material to our financial position or results of operations. In the future, the actual defective reagent discs may exceed our estimates, which could adversely affect our financial results.

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

Fair Value of Investments.  Various assumptions are used in the valuation models to estimate the fair value of our investments in auction rate securities, including a security’s expected future cash flows, market rate of return and its term. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

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

Share-Based Compensation Expense.  On April 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method and therefore have not restated prior periods’ results. Under the fair value provisions of SFAS No. 123(R), we recognize share-based compensation expense, net of an estimated forfeiture rate, for those shares expected to vest over the requisite service period of the award to employees and directors. Prior to April 1, 2006, we accounted for share-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and other related guidance and therefore, no employee compensation cost had been recognized for share-based awards in financial statements prior to April 1, 2006 because we issued stock options with an exercise price equal to the market value at the date of grant.

We use the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006. Determining the appropriate fair value model and calculating the fair value of share-based awards requires highly subjective assumptions, as described below.

•	Risk-free interest rate: The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•	Expected stock price volatility: We estimate the volatility of our common stock at the date of grant based on the historical volatility of our common stock.

•	Expected term: We estimate the expected term of stock options granted based on historical exercise and post-vesting termination patterns, which we believe are representative of future behavior.

•	Expected dividends: We have not paid cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future; consequently, we use an expected dividend yield of zero.

For restricted stock units, the assumptions to calculate compensation expense is based on the fair value of our stock at the grant date. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

As required by SFAS No. 123(R), employee share-based compensation expense recognized is calculated based on the awards expected to vest and reduced for estimated forfeitures. The forfeiture rate is estimated based on historical data of our share-based awards that are granted and cancelled prior to vesting and upon historical experience of employee turnover. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in share-based compensation expense from period to period. To the extent we revise our estimate of the forfeiture rate in the future, our share-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters.

The adoption of SFAS No. 123(R) at the beginning of fiscal 2007 had a material impact on our earnings per share and on our financial statements for fiscal 2008 and 2007, and we expect that it will materially impact our financial statements in the foreseeable future. The impact of SFAS No. 123(R) on our financial results is disclosed in Note 10 “Share-Based Compensation” in the Notes to Financial Statement in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Abaxis develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. We operate in two segments: (i) the medical market and (ii) the veterinary market. See “Segment Results” in this section for a detailed discussion.

Total Revenues

Revenues by Geographic Region and by Product Category.  Revenues by geographic region based on customer location and revenues by product category during fiscal 2008, 2007 and 2006 were as follows (in thousands, except percentages):

	Year Ended March 31,			Change 2007 to 2008		Change 2006 to 2007
				Increase/	Percent	Increase/	Percent
Revenues by Geographic Region	2008	2007	2006	(Decrease)	Change	(Decrease)	Change

North America	$83,830	$72,015	$58,747	$11,815	16%	$13,268	23%
Percentage of total revenues	84%	84%	85%
Europe	13,472	10,370	7,354	3,102	30%	3,016	41%
Percentage of total revenues	13%	12%	11%
Asia Pacific and rest of the world	3,249	3,836	2,827	(587)	(15)%	1,009	36%
Percentage of total revenues	3%	4%	4%

Total revenues	$100,551	$86,221	$68,928	$14,330	17%	$17,293	25%

	Year Ended March 31,			Change 2007 to 2008		Change 2006 to 2007
				Increase/	Percent	Increase/	Percent
Revenues by Product Category	2008	2007	2006	(Decrease)	Change	(Decrease)	Change

Instruments	$30,011	$28,899	$21,864	$1,112	4%	$7,035	32%
Percentage of total revenues	30%	34%	32%
Reagent discs and kits	61,928	50,741	41,606	11,187	22%	9,135	22%
Percentage of total revenues	62%	59%	60%
Other products	6,583	4,775	4,086	1,808	38%	689	17%
Percentage of total revenues	6%	5%	6%

Product sales, net	98,522	84,415	67,556	14,107	17%	16,859	25%
Percentage of total revenues	98%	98%	98%
Development and licensing revenue	2,029	1,806	1,372	223	12%	434	32%
Percentage of total revenues	2%	2%	2%

Total revenues	$100,551	$86,221	$68,928	$14,330	17%	$17,293	25%

Fiscal 2008 Compared to Fiscal 2007

North America.  During fiscal 2008, total revenues in North America increased 16%, or $11.8 million, as compared to fiscal 2007. Components of the change in North America were as follows:

Instruments.  During fiscal 2008, total revenues from instruments sold in North America increased 5%, or $1.1 million, as compared to fiscal 2007. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) increased 24%, or $1.4 million, primarily due to increased sales to distributors. Sales of our Piccolo chemistry analyzers to the U.S. government increased 60%, or $469,000, primarily due to an increase in the U.S. Military’s needs for our products in the fourth quarter of fiscal 2008, which were not predictable.

(ii) Sales of our VetScan chemistry analyzers in North America decreased 22%, or $2.1 million, primarily due to a shift in our sales and marketing focus from an instrument only emphasis to a focus on both instrument and reagent discs as a result of the manufacturing issues that we experienced in previous quarters.

(iii) Sales of our hematology systems in North America increased 19%, or $1.3 million, primarily due to the release of our VetScan HM5 in September 2007.

Reagent discs and kits.  During fiscal 2008, total revenues from reagent discs and kits sold in North America increased 20%, or $8.7 million, as compared to fiscal 2007. The primary factors of the change were as follows:

(i) Medical reagent discs sales in North America (excluding the U.S. government) increased 37%, or $2.3 million, primarily due to the expanded installed base of our Piccolo chemistry analyzers. Medical reagent discs sold to the U.S. government decreased 10%, or $239,000.

(ii) Veterinary reagent discs sales in North America increased 21%, or $6.5 million, primarily due to the expanded installed base of our VetScan chemistry analyzers.

(iii) Sales of hematology reagent kits in North America increased 5%, or $161,000.

Other products.  During fiscal 2008, total revenues from other products sold in North America increased 38%, or $1.8 million, as compared to fiscal 2007. The net increase in other products was primarily due to an increase in demand from Becton, Dickinson and Company for products using the Orbos Discrete Lyophilization Process (the “Orbos Process”), which is based on seasonal demands.

Development and licensing.  In fiscal 2008, total revenues from development and licensing in North America increased 12%, or $223,000, as compared to fiscal 2007. The increase from development and licensing revenue is primarily due to a licensing agreement to Cepheid, related to our proprietary technology, the Orbos Process.

Significant concentration.  One distributor in the United States, DVM Resources, accounted for 12% of our total worldwide revenues during fiscal 2008.

Europe.  During fiscal 2008, total revenues in Europe increased 30%, or $3.1 million, as compared to fiscal 2007. Components of the change in Europe were as follows:

Instruments.  During fiscal 2008, total revenues from instruments sold in Europe increased 20%, or $796,000, as compared to fiscal 2007. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in Europe increased 83%, or $642,000, primarily due to increased sales to distributors.

(ii) Sales of our VetScan chemistry analyzers in Europe decreased 4%, or $123,000.

(iii) Sales of our hematology systems in Europe increased 79%, or $277,000.

Reagent discs and kits.  During fiscal 2008, total revenues from reagent discs and kits sold in Europe increased 36%, or $2.3 million, as compared to fiscal 2007. The primary factors of the change were as follows:

(i) Medical reagent discs sales in Europe increased 54%, or $428,000, primarily due to the expanded installed base of our Piccolo chemistry analyzers.

(ii) Veterinary reagent discs sales in Europe increased 35%, or $1.9 million, primarily due to the expanded installed base of our VetScan chemistry analyzers.

(iii) Sales of hematology reagent kits in Europe were substantially the same as in the prior year.

Other products.  During fiscal 2008, total revenues from other products sold in Europe increased 38%, or $19,000, as compared to fiscal 2007.

Asia Pacific and rest of the world.   During fiscal 2008, total revenues in Asia Pacific and rest of the world decreased 15%, or $587,000, as compared to fiscal 2007. Components of the change in Asia Pacific and rest of the world were as follows:

Instruments.  During fiscal 2008, total revenues from instruments sold in Asia Pacific and rest of the world decreased 41%, or $779,000, as compared to fiscal 2007. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in Asia Pacific and rest of the world increased 105%, or $84,000.

(ii) Sales of our VetScan chemistry analyzers in Asia Pacific and rest of the world decreased 60%, or $729,000. The decrease in veterinary chemistry analyzers was primarily in Japan due to the termination of a distribution arrangement during the first quarter of fiscal 2008.

(iii) Sales of our hematology systems in Asia Pacific and rest of the world decreased 22%, or $134,000. The decrease in hematology instruments was primarily in Japan due to the termination of a distribution arrangement during the first quarter of fiscal 2008.

Reagent discs and kits.  During fiscal 2008, total revenues from reagent discs and kits sold in Asia Pacific and rest of the world increased 11%, or $208,000, as compared to fiscal 2007. The primary factors of the change were as follows:

(i) Medical reagent discs sales in Asia Pacific and rest of the world increased 43%, or $45,000.

(ii) Veterinary reagent discs sales in Asia Pacific and rest of the world increased 15%, or $236,000, primarily due to the expanded installed base of our VetScan chemistry analyzers.

(iii) Sales of hematology reagent kits in Asia Pacific and rest of the world decreased 35%, or $73,000.

Other products.  During fiscal 2008, total revenues from other products sold in Asia Pacific and rest of the world decreased 55%, or $16,000, as compared to fiscal 2007.

Fiscal 2007 Compared to Fiscal 2006

North America.  During fiscal 2007, total revenues in North America increased 23%, or $13.3 million, as compared to fiscal 2006. Components of the change in North America were as follows:

Instruments.  During fiscal 2007, total revenues from instruments sold in North America increased 30%, or $5.3 million, as compared to fiscal 2006. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) increased 66%, or $2.3 million, partially due to marketing programs with two of our national distributors in fiscal 2007, offset by a decrease in the average selling price of Piccolo chemistry analyzers in North America (excluding the U.S. government). Sales of our Piccolo chemistry analyzers to the U.S. government decreased 16%, or $144,000, primarily due to a decrease in the U.S. Military’s needs for our products in the second quarter of fiscal 2007, which were not predictable.

(ii) Sales of our VetScan chemistry analyzers in North America increased 29%, or $2.2 million, primarily due to (a) an increase in sales personnel to promote our products and (b) an increase in the average selling price of our VetScan chemistry analyzers.

(iii) Sales of our hematology systems in North America increased 16%, or $944,000, attributed primarily to a slower market acceptance of the hematology systems in the prior fiscal year.

Reagent discs and kits.  During fiscal 2007, total revenues from reagent discs and kits sold in North America increased 19%, or $6.9 million, as compared to fiscal 2006. The primary factors of the change were as follows:

(i) Medical reagent discs sales in North America (excluding the U.S. government) increased 89%, or $2.9 million, primarily due to the expanded installed base of our Piccolo chemistry analyzers. Medical reagent discs sold to the U.S. government increased 23%, or $423,000, due to an increase in the U.S. Military’s needs for our products during the first and third quarters of fiscal 2007, which were not predictable.

(ii) Veterinary reagent discs sales in North America increased 9%, or $2.6 million, partially due to the expanded installed base of our VetScan chemistry analyzers, offset by a realignment of inventory in the distribution channel primarily during the first two quarters of fiscal 2007.

(iii) Sales of hematology reagent kits in North America increased 43%, or $968,000, primarily due to the expanded installed base of our hematology systems.

Other products.  During fiscal 2007, total revenues from other products sold in North America increased 16%, or $643,000, as compared to fiscal 2006. The increase was primarily due to an increase in demand from Becton, Dickinson and Company for products using the Orbos Process, which is based on seasonal demands, partially offset by an increase in maintenance contracts offered to customers from time to time as part of incentives in the form of free goods in connection with the sale of our products.

Development and licensing.  During fiscal 2007, total revenues from development and licensing in North America increased 32%, or $434,000, as compared to fiscal 2006. The increase from development and licensing revenue is primarily due to a licensing agreement to Cepheid, related to our proprietary technology, the Orbos Process.

Significant concentration.  One distributor in the United States, DVM Resources, accounted for 15% of our total worldwide revenues during fiscal 2007.

We had a distribution partnership with the veterinary division of Henry Schein, Inc. from April 2004 through May 2006. In May 2006, both Abaxis and Henry Schein determined that it was in the best interest of both companies to discontinue the distribution agreement due to Henry Schein’s acquisition of a regional distributor of a competing company in the veterinary market. To support those customers who were previously supplied products by Henry Schein, we have had our current distributors supply and service these sites, or depending on the customer’s needs and geographical location, we continue to support and service these customers on a direct basis as well.

Europe.  During fiscal 2007, total revenues in Europe increased 41%, or $3.0 million, as compared to fiscal 2006. Components of the change in Europe were as follows:

Instruments.  During fiscal 2007, total revenues from instruments sold in Europe increased 40%, or $1.1 million, as compared to fiscal 2006. The primary factors of the change were as follows:

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

(iii) Sales of our hematology systems in Europe increased 4%, or $13,000.

Reagent discs and kits.  During fiscal 2007, total revenues from reagent discs and kits sold in Europe increased 41%, or $1.8 million, as compared to fiscal 2006. The primary factors of the change were as follows:

(i) Medical reagent discs sales in Europe increased 127%, or $445,000, primarily due to the expanded installed base of our Piccolo chemistry analyzers.

(ii) Veterinary reagent discs sales in Europe increased 33%, or $1.3 million, primarily due to the expanded installed base of our VetScan chemistry analyzers.

(iii) Sales of hematology reagent kits in Europe increased 69%, or $83,000.

Other products.  In fiscal 2007, total revenues from other products sold in Europe increased 138%, or $29,000, as compared to fiscal 2006.

Asia Pacific and rest of the world.  During fiscal 2007, total revenues in Asia Pacific and rest of the world increased 36%, or $1.0 million, as compared to fiscal 2006. Components of the change in Asia Pacific and rest of the world were as follows:

Instruments.  During fiscal 2007, total revenues from instruments sold in Asia Pacific and rest of the world increased 50%, or $631,000, as compared to fiscal 2006. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in Asia Pacific and rest of the world were substantially the same as in the prior year.

(ii) Sales of our VetScan chemistry analyzers in Asia Pacific and rest of the world increased 146%, or $725,000, primarily due to increased sales by our distribution partner in Japan. In the second quarter of fiscal 2006, our distributor in Japan received clearance from the Japanese regulatory agency to import and market our Piccolo and VetScan chemistry analyzers.

(iii) Sales of our hematology systems in Asia Pacific and rest of the world decreased 14%, or $94,000.

Reagent discs and kits.  During fiscal 2007, total revenues from reagent discs and kits sold in Asia Pacific and rest of the world increased 23%, or $361,000, as compared to fiscal 2006. The primary factors of the change were as follows:

(i) Medical reagent discs sales in Asia Pacific and rest of the world decreased 9%, or $10,000.

(ii) Veterinary reagent discs sales in Asia Pacific and rest of the world increased 22%, or $287,000, primarily due to the expanded installed base of our VetScan chemistry analyzers.

(iii) Sales of hematology reagent kits in Asia Pacific and rest of the world increased 67%, or $84,000.

Other products.  During fiscal 2007, total revenues from other products sold in Asia Pacific and rest of the world increased 142%, or $17,000, as compared to fiscal 2006.

Segment Results

Fiscal 2008 Compared to Fiscal 2007

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments for fiscal 2008 and 2007 (in thousands, except percentages):

	Year Ended March 31,				Change
		Percent of		Percent of	Increase/	Percent
	2008	Revenues(1)	2007	Revenues(1)	(Decrease)	Change

Revenues:
Medical Market	$22,764	100%	$17,455	100%	$5,309	30%
Percentage of total revenues	23%		20%
Veterinary Market	71,091	100%	63,851	100%	7,240	11%
Percentage of total revenues	71%		74%
Other(2)	6,696		4,915		1,781	36%
Percentage of total revenues	6%		6%

Total revenues	100,551		86,221		14,330	17%

Cost of revenues:
Medical Market	11,340	50%	8,549	49%	2,791	33%
Veterinary Market	31,812	45%	29,021	45%	2,791	10%
Other(2)	2,355		1,792		563	31%

Total cost of revenues	45,507		39,362		6,145	16%

Gross profit:
Medical Market	11,424	50%	8,906	51%	2,518	28%
Veterinary Market	39,279	55%	34,830	55%	4,449	13%
Other(2)	4,341		3,123		1,218	39%

Gross profit	$55,044		$46,859		$8,185	17%

(1)	The percentage reported is based on revenues by operating segment.

(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During fiscal 2008, total revenues in the medical market increased 30%, or $5.3 million, as compared to fiscal 2007. Components of the change were as follows:

Instruments.  Total revenues from our Piccolo chemistry analyzers increased 35%, or $2.6 million, during fiscal 2008, as compared to fiscal 2007. We sold a total of 811 Piccolo chemistry analyzers during fiscal 2008, as compared to 644 Piccolo chemistry analyzers sold during fiscal 2007. The changes in revenues were attributed to (a) an increase in revenues in North America (excluding the U.S. government) of 24%, or $1.4 million, primarily due to increased sales to distributors; (b) an increase in Piccolo chemistry analyzers sold to the U.S. government of 60%, or $469,000, primarily due to an increase in the U.S. Military’s needs for our products in the fourth quarter of fiscal 2008, which were not predictable; (c) an increase in revenues in Europe of 83%, or $642,000, primarily due to increased sales to distributors; and (d) an increase in revenues in Asia Pacific and rest of the world of 105%, or $84,000.

Reagent discs.  Total revenues from reagent discs sold in the medical market increased 27%, or $2.5 million, during fiscal 2008, as compared to fiscal 2007. We sold 1.3 million medical reagent discs during fiscal 2008, as compared to 1.0 million medical reagent discs sold during fiscal 2007. The total increase in revenues from medical reagent discs was primarily attributed to the expanded installed base of our Piccolo chemistry analyzers and was comprised of (a) an increase in revenues in North America (excluding the U.S. government) of 37%, or $2.3 million; (b) an increase in revenues in Europe of 54%, or $428,000; and (c) an increase in revenues in Asia Pacific and rest of the world of 43%, or $45,000. The increase in revenues was partially offset by a decrease in medical reagent discs sold to the U.S. government of 10%, or $239,000.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased 28%, or $2.5 million, during fiscal 2008, as compared to fiscal 2007. Gross profit percentages for the medical market segment during fiscal 2008 and 2007 were 50% and 51%, respectively. In absolute dollars, the increase in gross profit for the medical market segment was primarily due to (a) an increase in Piccolo chemistry analyzers and medical reagent discs sold during fiscal 2008 and (b) higher average selling prices of Piccolo chemistry analyzers sold during fiscal 2008, partially offset by (c) higher manufacturing costs on the Piccolo xpress chemistry analyzers during fiscal 2008.

Veterinary Market

Revenues for Veterinary Market Segment

During fiscal 2008, total revenues in the veterinary market increased 11%, or $7.2 million, as compared to fiscal 2007. Components of the change were as follows:

Instruments.  Total revenues from our veterinary instruments sold decreased 7%, or $1.5 million, during fiscal 2008, as compared to fiscal 2007. We sold a total of 2,332 VetScan chemistry analyzers and hematology instruments during fiscal 2008, as compared to 2,485 veterinary instruments sold during 2007. The primary factors of the change were as follows:

(i) Sales of our VetScan chemistry analyzers decreased 22%, or $3.0 million, comprised of (a) a decrease in revenues in North America of 22%, or $2.1 million, primarily due to a shift in our sales and marketing focus from an instrument only emphasis to a focus on both instrument and reagent discs as a result of the manufacturing issues that we experienced in previous quarters; (b) a decrease in revenues in Europe of 4%, or $123,000; and (c) a decrease in revenues in Asia Pacific and rest of the world of 60%, or $729,000, primarily in Japan due to the termination of a distribution arrangement during the first quarter of fiscal 2008.

(ii) Sales of our hematology instruments increased 19%, or $1.5 million, comprised of (a) an increase in revenues in North America of 19%, or $1.3 million, primarily due to the release of the VetScan HM5 in September 2007 and (b) an increase in revenues in Europe of 79%, or $277,000. The increase in revenues was partially offset by a decrease in revenues in Asia Pacific and rest of the world of 22%, or $134,000.

Reagent discs and kits.  Total revenues from reagent discs and hematology reagent kits sold in the veterinary market increased 21%, or $8.6 million, during fiscal 2008, as compared to fiscal 2007. The primary factors of the change were as follows:

(i) Total revenues from reagent discs sold in the veterinary market increased 23%, or $8.6 million, during fiscal 2008, as compared to fiscal 2007. We sold 3.6 million veterinary reagent discs during fiscal 2008, as compared to 3.1 million veterinary reagent discs sold during fiscal 2007. The increase in revenues from veterinary reagent discs was primarily attributed to the expanded installed base of our VetScan chemistry analyzers and was comprised of (a) an increase in revenues in North America of 21%, or $6.5 million; (b) an increase in revenues in Europe of 35%, or $1.9 million; and (c) an increase in revenues in Asia Pacific and rest of the world of 15%, or $236,000.

(ii) Total revenues from hematology reagent kits sold in the veterinary market increased 2%, or $89,000, during fiscal 2008, as compared to fiscal 2007. The increase in revenues from hematology reagent kits was attributed to (a) an increase in revenues in North America of 5%, or $161,000, partially offset by (b) a decrease in revenues in Asia Pacific and rest of the world of 35%, or $73,000. Revenues from hematology reagent kits in Europe were substantially the same as in the prior year.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased 13%, or $4.4 million, during fiscal 2008, as compared to fiscal 2007. Gross profit percentages for the veterinary market segment during fiscal 2008 and 2007 were 55%. In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) an increase in veterinary reagent discs sold during fiscal 2008, partially offset by (b) a decrease in VetScan chemistry analyzers sold during fiscal 2008; (c) higher manufacturing costs on the VetScan VS2 chemistry analyzers during fiscal 2008; and (d) weaker U.S. dollar relative to the Euro currency.

Fiscal 2007 Compared to Fiscal 2006

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments for fiscal 2007 and 2006 (in thousands, except percentages):

	Year Ended March 31,				Change
		Percent of		Percent of	Increase/	Percent
	2007	Revenues(1)	2006	Revenues(1)	(Decrease)	Change

Revenues:
Medical Market	$17,455	100%	$10,888	100%	$6,567	60%
Percentage of total revenues	20%		16%
Veterinary Market	63,851	100%	53,841	100%	10,010	19%
Percentage of total revenues	74%		78%
Other(2)	4,915		4,199		716	17%
Percentage of total revenues	6%		6%

Total revenues	86,221		68,928		17,293	25%

Cost of revenues:
Medical Market	8,549	49%	4,890	45%	3,659	75%
Veterinary Market	29,021	45%	23,856	44%	5,165	22%
Other(2)	1,792		1,329		463	35%

Total cost of revenues	39,362		30,075		9,287	31%

Gross profit:
Medical Market	8,906	51%	5,998	55%	2,908	48%
Veterinary Market	34,830	55%	29,985	56%	4,845	16%
Other(2)	3,123		2,870		253	9%

Gross profit	$46,859		$38,853		$8,006	21%

(1)	The percentage reported is based on revenues by operating segment.

(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During fiscal 2007, total revenues in the medical market increased 60%, or $6.6 million, as compared to fiscal 2006. Components of the change were as follows:

Instruments.  Total revenues from our Piccolo chemistry analyzers increased 53%, or $2.6 million, during fiscal 2007, as compared to fiscal 2006. We sold a total of 644 Piccolo chemistry analyzers in fiscal 2007, as compared to 391 Piccolo chemistry analyzers sold in fiscal 2006. The change in revenues was attributed to (a) an increase in North America (excluding the U.S. government) of 66%, or $2.3 million, primarily due to marketing programs with two of our national distributors; (b) an increase in Europe of 121%, or $424,000; partially offset by (c) a decrease in the average selling price of Piccolo chemistry analyzers in North America (excluding the

U.S. government); and (d) a decrease in Piccolo chemistry analyzers sold to the U.S. government of 16%, or $144,000, primarily due to a decrease in the U.S. Military’s needs for our products in the second quarter of fiscal 2007, which were not predictable.

Reagent discs and kits.  Total revenues from reagent discs sold in the medical market increased 67%, or $3.8 million, during fiscal 2007, as compared to fiscal 2006. We sold 1.0 million reagent discs in fiscal 2007, as compared to 575,000 reagent discs sold in fiscal 2006. The change in revenues was attributed to (a) an increase in North America (excluding the U.S. government) of 89%, or $2.9 million, primarily due to the expanded installed base of our Piccolo chemistry analyzers; (b) an increase in reagent discs sold to the U.S. government of 23%, or $423,000, primarily due to an increase in the U.S. Military’s needs for our products during the first and third quarters of fiscal 2007, which were not predictable; and (c) an increase in Europe of 127%, or $445,000, primarily due to the expanded installed base of our Piccolo chemistry analyzers. The net increase was partially offset by a decrease in Asia Pacific and rest of the world of 9%, or $10,000.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased 48%, or $2.9 million, during fiscal 2007, as compared to fiscal 2006. Gross profit percentages for the medical market segment during fiscal 2007 and 2006 were 51% and 55%, respectively. In absolute dollars, the increase in gross profit for the medical market segment was due to (a) an increase in Piccolo chemistry analyzers and medical reagent discs sold during fiscal 2007, partially offset by (b) an increase in costs associated with manufacturing the Piccolo xpress during fiscal 2007, resulting in a decrease in gross profit percentage during fiscal 2007.

Veterinary Market

Revenues for Veterinary Market Segment

During fiscal 2007, total revenues in the veterinary market increased 19%, or $10.0 million, as compared to fiscal 2006. Components of the change were as follows:

Instruments.  Total revenues from our veterinary instruments sold increased 26%, or $4.5 million, during fiscal 2007, as compared to fiscal 2006. We sold a total of 2,485 VetScan chemistry analyzers and hematology systems in fiscal 2007, as compared to 2,131 veterinary instruments sold in fiscal 2006. The primary factors of the change were as follows:

(i) Sales of our VetScan chemistry analyzers increased 36%, or $3.6 million, comprised of (a) an increase in North America of 29%, or $2.2 million; (b) an increase in Europe of 33%, or $702,000; and (c) an increase in Asia Pacific and rest of the world of 146%, or $725,000. The increase in VetScan chemistry analyzers was attributed primarily to the worldwide release of the VetScan VS2 system.

(ii) Sales of our hematology systems increased 12%, or $863,000, comprised of (a) an increase in North America of 16%, or $944,000; (b) an increase in Europe of 4%, or $13,000, partially offset by (c) a decrease in Asia Pacific and rest of the world of 14%, or $94,000. The net increase was attributed primarily to a slower market acceptance of the hematology systems in the prior period in North America.

Reagent discs and kits.  Total revenues from reagent discs and hematology reagent kits sold in the veterinary market increased 15%, or $5.4 million, in fiscal 2007, as compared to fiscal 2006. The primary factors of the change were as follows:

(i) Total revenues from reagent discs sold in the veterinary market increased 13%, or $4.2 million, during fiscal 2007, as compared to fiscal 2006. We sold 3.1 million reagent discs in fiscal 2007, as compared to 2.8 million reagent discs sold in fiscal 2006. The increase in revenue from reagent discs was attributed to the following: (a) an increase in North America of 9%, or $2.6 million, partially due to the expanded installed base of our VetScan chemistry analyzers, offset by a realignment of inventory in the distribution channel primarily during the first two quarters of fiscal 2007; (b) an increase in Europe of 33%, or $1.3 million, primarily due to the expanded installed base of our VetScan chemistry analyzers; and (c) an increase in Asia Pacific and rest of the world of 22%, or $287,000, primarily due to the expanded installed base of our VetScan chemistry analyzers.

(ii) Total revenues from hematology reagent kits sold in the veterinary market increased 45%, or $1.1 million, during fiscal 2007, as compared to fiscal 2006. We sold 17,000 hematology reagent kits in fiscal 2007, as compared to 12,000 hematology reagent kits in fiscal 2006. The increase of hematology reagent kits sold was due to the expanded installed base of our hematology systems, comprised of (a) an increase in North America of 43%, or $968,000; (b) an increase in Europe of 69%, or $83,000; and (c) an increase in Asia Pacific and rest of the world of 67%, or $84,000.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased 16%, or $4.8 million, during fiscal 2008, as compared to fiscal 2007. Gross profit percentages for the veterinary market segment during fiscal 2007 and 2006 were 55% and 56%, respectively. In absolute dollars, the increase in gross profit for the veterinary market segment was due to (a) an increase in VetScan chemistry analyzers, reagent discs and hematology reagent kits sold during fiscal 2007, partially offset by (b) higher manufacturing costs on the VetScan VS2 chemistry analyzers during fiscal 2007.

Cost of Revenues

The following sets forth, our cost of revenues for fiscal 2008, 2007 and 2006 (in thousands, except percentages):

	Year Ended March 31,			Change 2007 to 2008		Change 2006 to 2007
				Increase/	Percent	Increase/	Percent
	2008	2007	2006	(Decrease)	Change	(Decrease)	Change

Cost of revenues	$45,507	$39,362	$30,075	$6,145	16%	$9,287	31%
Percentage of total revenues	45%	46%	44%

Cost of revenues includes the costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments, reagent discs and hematology reagent kits and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

Fiscal 2008 Compared to Fiscal 2007

Cost of revenues in fiscal 2008 increased by 16%, or $6.1 million, as compared to fiscal 2007, primarily due to the following: (a) an increase in the sales volume of medical and veterinary reagent discs; (b) an increase in costs associated with manufacturing the VetScan VS2 and Piccolo xpress chemistry analyzers; and (c) the weaker U.S. dollar relative to the Euro currency.

Fiscal 2007 Compared to Fiscal 2006

Cost of revenues in fiscal 2007 increased by 31%, or $9.3 million, as compared to fiscal 2006, primarily due to the following: (a) an increase in the sales volume of medical and veterinary instruments and reagent discs and hematology reagent kits; (b) an increase in costs associated with manufacturing the VetScan VS2 and Piccolo xpress; and (c) the weaker U.S. dollar relative to the Euro currency. As a percentage of total revenues, cost of revenues increased in fiscal 2007, as compared to fiscal 2006, primarily due to costs associated with manufacturing the VetScan VS2 and Piccolo xpress.

Operating Expenses

Research and Development

The following sets forth, our research and development expenses for fiscal 2008, 2007 and 2006 (in thousands, except percentages):

	Year Ended March 31,			Change 2007 to 2008		Change 2006 to 2007
				Increase/	Percent	Increase/	Percent
	2008	2007	2006	(Decrease)	Change	(Decrease)	Change

Research and development	$6,966	$6,180	$6,127	$786	13%	$53	1%
Percentage of total revenues	7%	7%	9%

Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and enhancement of existing products.

Fiscal 2008 Compared to Fiscal 2007

Research and development expenses in fiscal 2008 increased by 13%, or $786,000, as compared to fiscal 2007. Research and development expenses in fiscal 2008 related primarily to new product development and enhancement of existing products and clinical trials. The investments in research and development were attributed primarily to new product development in both the medical and veterinary markets and costs related to compliance with FDA regulations and clinical trials. Share-based compensation expense during fiscal 2008 and 2007 was $153,000 and $117,000, respectively.

We anticipate the dollar amount of research and development expenses to increase in fiscal 2009 from fiscal 2008 but remain consistent as a percentage of total revenues, as we complete new products for both the medical and veterinary markets. There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful.

Fiscal 2007 Compared to Fiscal 2006

Research and development expenses in fiscal 2007 increased by 1%, or $53,000, as compared to fiscal 2006. Research and development expenses during fiscal 2007 related primarily to new product development in both the medical and veterinary markets. The investments in research and development were attributed primarily to projects including clinical trials, developing new immunoassay tests and preparation of submission for CLIA waived status on new test methods. Share-based compensation expense incurred in connection with our adoption of SFAS No. 123(R) in fiscal 2007 was $117,000.

Sales and Marketing

The following sets forth, our sales and marketing expenses for fiscal 2008, 2007 and 2006 (in thousands, except percentages):

	Year Ended March 31,			Change 2007 to 2008		Change 2006 to 2007
				Increase/	Percent	Increase/	Percent
	2008	2007	2006	(Decrease)	Change	(Decrease)	Change

Sales and marketing expenses	$23,689	$20,569	$16,219	$3,120	15%	$4,350	27%
Percentage of total revenues	24%	24%	24%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, and services related to customer and technical support.

Fiscal 2008 Compared to Fiscal 2007

Sales and marketing expenses in fiscal 2008 increased by 15%, or $3.1 million, as compared to fiscal 2007. The increase was primarily related to personnel-related costs resulting from an increase in headcount in sales and marketing, customer service and technical service, to support the growth in both our medical and veterinary markets. Share-based compensation expense during fiscal 2008 and 2007 was $325,000 and $292,000, respectively. Our headcount in sales and marketing (including customer support) increased to 129 employees at March 31, 2008 from 103 employees at March 31, 2007.

Fiscal 2007 Compared to Fiscal 2006

Sales and marketing expenses in fiscal 2007 increased by 27%, or $4.4 million, as compared to fiscal 2006. The increase was primarily related to personnel-related costs resulting from an increase in headcount in sales and marketing, customer service and technical service, to support the growth in both our medical and veterinary markets. Share-based compensation expense incurred in connection with our adoption of SFAS No. 123(R) in fiscal 2007 was $292,000. Our headcount in sales and marketing (including customer support) increased to 103 employees at March 31, 2007 from 84 employees at March 31, 2006.

General and Administrative

The following sets forth, our general and administrative expenses for fiscal 2008, 2007 and 2006 (in thousands, except percentages):

	Year Ended March 31,			Change 2007 to 2008		Change 2006 to 2007
				Increase/	Percent	Increase/	Percent
	2008	2007	2006	(Decrease)	Change	(Decrease)	Change

General and administrative expenses	$6,681	$5,735	$5,775	$946	16%	$(40)	(1)%
Percentage of total revenues	7%	7%	8%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting, human resources and legal.

Fiscal 2008 Compared to Fiscal 2007

General and administrative expenses in fiscal 2008 increased by 16%, or $946,000, as compared to fiscal 2007, primarily related to (a) an increase in share-based compensation expense and (b) costs associated with our implementation of an enterprise resource planning system during fiscal 2008. Share-based compensation expense during fiscal 2008 and 2007 was $503,000 and $318,000, respectively.

Fiscal 2007 Compared to Fiscal 2006

General and administrative expenses in fiscal 2007 decreased by 1%, or $40,000, as compared to fiscal 2006, primarily related to a decrease in professional services, partially offset by share-based compensation expense incurred in connection with our adoption of SFAS No. 123(R) in fiscal 2007 of $318,000.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net for fiscal 2008, 2007 and 2006 (in thousands, except percentages):

	Year Ended March 31,			Change 2007 to 2008		Change 2006 to 2007
				Increase/	Percent	Increase/	Percent
	2008	2007	2006	(Decrease)	Change	(Decrease)	Change

Interest and other income (expense), net	$2,096	$1,774	$787	$322	18%	$987	125%

Interest and other income (expense), net, consists primarily of interest earned on cash, cash equivalents and investments.

Fiscal 2008 Compared to Fiscal 2007

The increase in interest and other income (expense), net, in fiscal 2008, as compared to fiscal 2007, was primarily attributed to interest income in our investment portfolio resulting from higher average invested balances during fiscal 2008 compared to fiscal 2007.

Fiscal 2007 Compared to Fiscal 2006

The increase in interest and other income (expense), net, in fiscal 2007, as compared to fiscal 2006, was primarily due to higher average invested balances and interest income related to corporate debt securities and auction rate securities in fiscal 2007 compared to fiscal 2006.

Income Tax Provision

The following sets forth, our income tax provision for fiscal 2008, 2007 and 2006 (in thousands, except percentages):

	Year Ended March 31,
	2008	2007	2006

Income tax provision	$7,301	$6,076	$4,044
Effective tax rate	37%	38%	35%

Fiscal 2008 Compared to Fiscal 2007

For fiscal 2008 and fiscal 2007, the income tax provisions were $7.3 million, based on an effective tax rate of 37%, and $6.1 million, based on an effective tax rate of 38%, respectively. Our effective tax rate of 37% in fiscal 2008, as compared to our effective tax rate of 38% in fiscal 2007, was primarily due to higher tax benefits from tax-exempt investments.

We expect our effective tax rate will be approximately 38% for federal and various state tax jurisdictions in the near term.

Fiscal 2007 Compared to Fiscal 2006

For fiscal 2007 and fiscal 2006, the income tax provisions were $6.1 million, based on an effective tax rate of 38%, and $4.0 million, based on an effective tax rate of 35%, respectively. Our effective tax rate of 38% in fiscal 2007, as compared to our effective tax rate of 35% in fiscal 2006, includes an increase in federal research and development tax credits, offset by non-deductible share-based compensation expense and a reduction in the extraterritorial income exclusion. In fiscal 2006, our effective tax rate was reduced by 2% related to tax benefits resulting primarily from an increase in federal and California research and development tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and short-term and long-term investments at March 31, 2008, 2007 and 2006 were as follows (in thousands, except percentages):

	March 31,
	2008	2007	2006

Cash and cash equivalents	$17,219	$10,183	$10,164
Short-term investments	6,991	35,028	20,372
Long-term investments	35,463	—	—

Total cash, cash equivalents and investments	$59,673	$45,211	$30,536

Percentage of total assets	49%	44%	37%

Cash Flow Changes

Cash provided (used) in fiscal 2008, 2007 and 2006 were as follows (in thousands):

	Year Ended March 31,
	2008	2007	2006

Net cash provided by operating activities	$14,966	$11,822	$8,768
Net cash used in investing activities	(12,557)	(17,701)	(5,702)
Net cash provided by financing activities	4,627	5,898	1,322

Net increase in cash and cash equivalents	$7,036	$19	$4,388

Operating Activities

During fiscal 2008, we generated $15.0 million in cash from operating activities compared to $11.8 million in fiscal 2007. The increase was primarily the result of net income of $12.5 million during fiscal 2008, adjusted for the effects of non-cash adjustments including depreciation and amortization of $3.5 million, share-based compensation expense of $1.1 million and deferred income taxes of $6.4 million; partially offset by a decrease of $1.6 million related to excess tax benefits from share-based awards.

Our net trade receivables increased by $3.9 million, from $16.9 million at March 31, 2007 to $20.9 million as of March 31, 2008, primarily due to higher sales during the fourth quarter of fiscal 2008 as compared to the fourth quarter of fiscal 2007. Net inventories increased by $3.8 million, from $14.8 million at March 31, 2007 to $18.7 million as of March 31, 2008, primarily due to (a) instrument manufacturing problems associated with new chemistry analyzers during fiscal 2008 and (b) increase in instruments in finished goods to support future demand. Prepaid expenses decreased by $894,000, from $1.3 million at March 31, 2007 to $427,000 as of March 31, 2008, primarily due to the timing of payments.

Current net deferred tax asset decreased by $6.6 million, from $9.0 million at March 31, 2007 to $2.4 million as of March 31, 2008, primarily as a result of the projected utilization of federal net operating loss carryforwards and California research and development tax credit carryforwards in future periods. Non-current net deferred tax asset increased by $1.6 million, from $2.3 million at March 31, 2007 to $3.9 million as of March 31, 2008, primarily as a result of the anticipated timing of the utilization of research and development tax credits and alternative minimum tax credits.

Accounts payable decreased by $84,000, from $6.5 million at March 31, 2007 to $6.4 million as of March 31, 2008. Accrued payroll and related expenses increased by $447,000, from $3.8 million at March 31, 2007 to $4.3 million as of March 31, 2008. Total warranty reserves increased by $1.1 million, resulting from an increase in the current portion of warranty reserves of $904,000, from $315,000 at March 31, 2007 to $1.2 million as of March 31, 2008 and an increase in the non-current portion of warranty reserves of $197,000, from $532,000 at March 31, 2007 to $729,000 as of March 31, 2008. The increase in warranty reserves is based on (a) the number of instruments in standard warranty and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs. Total deferred revenue decreased by $208,000, resulting from a decrease in the current portion of deferred revenue of $110,000, from $917,000 at March 31, 2007 to $807,000 as of March 31, 2008, and a decrease in the non-current portion of deferred revenue of $98,000, from $1.2 million at March 31, 2007 to $1.1 million as of March 31, 2008, primarily due to the amortization of maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products.

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

We anticipate that our existing capital resources, available line of credit and anticipated revenues from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through at least the next 12 months. Our future capital requirements will largely depend upon the increased market acceptance of our point-of-care blood analyzer products. However, our sales for any future periods are not predictable with a significant degree of certainty. Regardless, we may seek to raise additional funds to pursue strategic opportunities.

Investing Activities

Net cash used in investing activities during fiscal 2008 totaled $12.6 million. This was attributed to our investments and property and equipment, as described below:

Investments.  Cash used to purchase available-for-sale investments, consisting of auction rate securities, totaled $20.6 million during fiscal 2008. Cash used to purchase held-to-maturity investments, consisting of certificate of deposits, corporate debt securities and municipal bonds, totaled $21.2 million during fiscal 2008. Cash provided by proceeds from maturities of held-to-maturity investments totaled $32.8 million during fiscal 2008.

Property and Equipment.  Cash used to purchase property and equipment totaled $3.6 million during fiscal 2008, primarily to support (a) new product introduction and (b) more efficient production lines. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.

Financing Activities

Net cash provided by financing activities during fiscal 2008 totaled $4.6 million, primarily consisting of $3.0 million from proceeds from stock options exercises and $1.6 million from excess tax benefits from share-based awards.

Contractual Obligations

As of March 31, 2008, our contractual obligations for succeeding years is as follows (in thousands):

	Payments Due by Period
		Due in Fiscal
	Total	2009	2010	2011	2012	2013	Thereafter

Operating leases	$3,609	$1,267	$1,247	$973	$86	$36	$—
Purchase commitments	7,290	7,290	—	—	—	—	—

Total contractual obligations	$10,899	$8,557	$1,247	$973	$86	$36	$—

Operating Leases.  Operating lease obligations were comprised of our principal facility and certain office facility and office equipment under operating lease agreements, which expire on various dates through fiscal 2013.

Purchase Commitments.  In November 2003, we entered into an original equipment manufacturing (“OEM”) agreement with Diatron Messtechnik GmbH (“Diatron”) of Austria to purchase Diatron hematology instruments. The Diatron hematology instruments are currently supplied by Diatron MI Kft. Under the terms of the OEM agreement, we became committed to purchase a minimum number of hematology instruments through fiscal 2009 from Diatron once the product was qualified for sale, which occurred in May 2004. In September 2006, the terms of the agreement, with respect to the purchase commitments, were revised and we completed all of our purchase commitments in the quarter ended December 31, 2007. In February 2008, the terms of the OEM agreement, with respect to the purchase commitments, were again revised. Under the amended OEM agreement currently in effect, we are committed to purchase a minimum number of hematology instruments through fiscal 2009. At March 31, 2008, the outstanding commitment due in fiscal 2009 is approximately $7.3 million. The commitment amount is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end. Since the exchange rate can fluctuate in the future, the commitment in absolute dollars will change accordingly.

Line of Credit.  We have a line of credit with Comerica Bank-California which provides for borrowings of up to $2.0 million. The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 5.00% at

March 31, 2008, and is payable monthly. At March 31, 2008, of the $2.0 million available, $97,000 was committed to secure a letter of credit for our facilities lease. At March 31, 2008, there was no amount outstanding under our line of credit. The weighted average interest rates on the line of credit during fiscal 2008 and 2007 were 7.29% and 7.91%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. At March 31, 2008, we were in compliance with each of these covenants. Included in these financial covenants, among other stipulations, are the following requirements:

•	We must have a minimum net income of $25,000 before preferred stock dividends and accretion on preferred stock in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.

•	We are required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ended September 30, 2007 and to have net income before preferred stock dividends and accretion on preferred stock of $1.2 million for the fiscal year ended March 31, 2008.

We are required to comply with certain financial covenants as follows:

Financial Covenants	Requirements

Quick ratio, as defined	Not less than 2.00 to 1.00
Cash flow coverage, as defined	Not less than 1.25 to 1.00
Debt to net worth ratio, as defined	Not greater than 1.00 to 1.00
Tangible effective net worth, as defined	Not less than $25.7 million

Borrowings under the line of credit are collateralized by our net book value of assets of $104.6 million at March 31, 2008, including our intellectual property.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS No. 157 became effective on April 1, 2008. We are currently evaluating the impact of adopting SFAS No. 157 on our financial position, cash flows and results of operations. In February 2008, the FASB issued FASB Staff Position 157-1, “FSP FAS 157-1 — Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”). In February 2008, the FASB issued FSP FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. We adopted SFAS No. 157 and FSP 157-1 on April 1, 2008, as required, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP 157-2.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Unrealized gains and losses on instruments for which the fair value option has been elected are reported in earnings at each subsequent reporting period. SFAS No. 159 became effective on April 1, 2008. We are currently evaluating the impact of adopting SFAS No. 159 on our financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”
(“SFAS No. 141R”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R will become effective on April 1, 2009. We are currently evaluating the impact of adopting SFAS No. 141R on our financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 will become effective on April 1, 2009. We are currently evaluating the impact of adopting SFAS No. 160 on our financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is intended to enable investors to better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will become effective on April 1, 2009. We are currently evaluating the impact of adopting SFAS No. 161 on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments and line of credit.

Our investment portfolio is comprised primarily of investments in auction rate securities, certificate of deposits, corporate debt securities and municipal bonds.

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. At March 31, 2008, our short-term investments totaled $7.0 million and our long-term investments totaled $35.5 million. Unrealized losses, net of related income taxes of $1.4 million are temporary and reported as a component of accumulated other comprehensive loss.

The short-term investments at March 31, 2008 consisted primarily of certificate of deposits and municipal bonds. The long-term investments at March 31, 2008 consisted of auction rate securities. Although auction rate securities may have maturities beyond one year, these securities were historically classified as short-term, based on their highly liquid nature and due to the frequency with which the interest rate is reset; accordingly we have had the ability to quickly liquidate these securities in the past. The recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. If the credit market does not improve, auctions for our invested amounts may continue to fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. If conditions in the credit markets deteriorate further causing additional auctions to fail, the funds associated with these auction rate securities may not be accessible for an undetermined period of time, and we may be required to record losses or an impairment charge on our auction rate securities in future quarters. Based on our ability to access our cash and other short-term investments and our expected operating cash flows, we currently do not anticipate these investments in auction rate securities will affect our ability to execute our current business, operating results or financial condition.

We have the ability to hold the certificate of deposits and municipal bonds until maturity and therefore, we believe we have no material exposure to interest rate risk. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our investment balances at March 31, 2008 indicated that such market movement would not have a material effect on our business, operating results or financial condition. We have not experienced any significant losses on our investment portfolio.

For our line of credit, which provides for borrowings of up to $2.0 million, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 5.00% at March 31, 2008. Consequently, an increase in the prime rate would expose us to higher interest expenses. A sensitivity analysis assuming a hypothetical 10% movement in the prime rate applied to our line of credit balance at March 31, 2008 indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no amount outstanding on our line of credit at March 31, 2008.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments. In the event we do enter into such transactions in the future, such items will be accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Foreign Currency Rate Fluctuations

We operate primarily in the United States and a majority of our revenues, cost of revenues, operating expenses and capital purchasing activities for fiscal 2008 were transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations on the hematology instruments and hematology reagent kits purchased from Diatron Messtechnik GmbH, which are denominated in Euros. Additionally, operations from our Germany sales office are stated in Euros and translated into U.S. dollars at the period-end exchange rates. Such operations have not been significant to date. To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses. Similarly, our cost of revenues and operating expenses will increase, if the U.S. dollar weakens against the Euro currency.

Item 8.	Financial Statements and Supplementary Data

ABAXIS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Abaxis, Inc.

We have audited the accompanying balance sheets of Abaxis, Inc. (“the Company”) as of March 31, 2008 and 2007, and the related statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2008. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Abaxis, Inc. as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

As discussed in Note 1 and Note 10 to the financial statements, the Company changed its method of accounting for stock-based compensation as a result of adopting Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, as of April 1, 2006 applying the modified prospective method.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2008 expressed an unqualified opinion thereon.

/s/  Burr, Pilger & Mayer LLP

San Jose, California
June 13, 2008

ABAXIS, INC.

BALANCE SHEETS

	March 31,
	2008	2007
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$17,219	$10,183
Short-term investments	6,991	35,028
Trade receivables (net of allowances of $272 in 2008 and $542 in 2007)	20,873	16,929
Inventories, net	18,657	14,813
Prepaid expenses	427	1,321
Net deferred tax asset — current	2,426	8,979

Total current assets	66,593	87,253
Long-term investments	35,463	—
Property and equipment, net	14,599	12,662
Intangible assets, net	375	450
Other assets	5	38
Net deferred tax asset — non-current	3,868	2,312

Total assets	$120,903	$102,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,421	$6,505
Accrued payroll and related expenses	4,277	3,830
Other accrued liabilities	1,369	1,169
Deferred revenue	807	917
Warranty reserve	1,219	315

Total current liabilities	14,093	12,736

Non-current liabilities:
Deferred rent	286	391
Deferred revenue	1,146	1,244
Warranty reserve	729	532

Total non-current liabilities	2,161	2,167

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value: 5,000,000 authorized shares; no shares issued and outstanding in 2008 and 2007	—	—
Common stock, no par value: 35,000,000 authorized shares; 21,706,000 and 21,207,000 shares issued and outstanding in 2008 and 2007, respectively	109,031	103,282
Accumulated deficit	(2,967)	(15,470)
Accumulated other comprehensive loss	(1,415)	—

Total shareholders’ equity	104,649	87,812

Total liabilities and shareholders’ equity	$120,903	$102,715

See accompanying Notes to Financial Statements.

ABAXIS, INC.

STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2008	2007	2006
	(In thousands, except per share data)

Revenues	$100,551	$86,221	$68,928
Cost of revenues	45,507	39,362	30,075

Gross profit	55,044	46,859	38,853

Operating expenses:
Research and development	6,966	6,180	6,127
Sales and marketing	23,689	20,569	16,219
General and administrative	6,681	5,735	5,775

Total operating expenses	37,336	32,484	28,121

Income from operations	17,708	14,375	10,732
Interest and other income (expense), net	2,096	1,774	787

Income before income taxes	19,804	16,149	11,519
Income tax provision	7,301	6,076	4,044

Net income	$12,503	$10,073	$7,475

Net income per share:
Basic net income per share	$0.58	$0.49	$0.37

Diluted net income per share	$0.56	$0.46	$0.35

Shares used in the calculation of net income per share:
Weighted average common shares outstanding — basic	21,499	20,643	19,985

Weighted average common shares outstanding — diluted	22,261	21,846	21,492

See accompanying Notes to Financial Statements.

ABAXIS, INC.

STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

				Accumulated
				Other	Total
	Common Stock		Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Deficit	Income (Loss)	Equity	Income
	(In thousands, except share data)

Balances at March 31, 2005	19,892,000	$94,614	$(33,018)	$71	$61,667
Common stock issued for employee benefit plans	3,000	43	—	—	43
Common stock issued under stock option exercises	174,000	990	—	—	990
Issuance of common stock upon exercise of warrants	66,000	348	—	—	348
Share-based compensation expense adjustment	—	(12)	—	—	(12)
Tax benefits from stock option exercises	—	523	—	—	523
Components of comprehensive income:
Net income	—	—	7,475	—	7,475	$7,475
Change in unrealized gain on investments, net of tax	—	—	—	4	4	4

Comprehensive income	—	—	—	—	—	$7,479

Balances at March 31, 2006	20,135,000	96,506	(25,543)	75	71,038
Common stock issued for employee benefit plans	3,000	66	—	—	66
Common stock issued under stock option exercises	931,000	4,506	—	—	4,506
Issuance of common stock upon exercise of warrants	138,000	823	—	—	823
Share-based compensation	—	812	—	—	812
Excess tax benefits from share-based awards	—	569	—	—	569
Components of comprehensive income:
Net income	—	—	10,073	—	10,073	$10,073
Change in unrealized gain on investments, net of tax	—	—	—	(75)	(75)	(75)

Comprehensive income	—	—	—	—	—	$9,998

Balances at March 31, 2007	21,207,000	103,282	(15,470)	—	87,812
Common stock issued under stock option exercises	483,000	3,128	—	—	3,128
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	16,000	(110)	—	—	(110)
Share-based compensation	—	1,122	—	—	1,122
Excess tax benefits from share-based awards	—	1,609	—	—	1,609
Components of comprehensive income:
Net income	—	—	12,503	—	12,503	$12,503
Change in unrealized gain (loss) on investments, net of tax	—	—	—	(1,415)	(1,415)	(1,415)

Comprehensive income	—	—	—	—	—	$11,088

Balances at March 31, 2008	21,706,000	$109,031	$(2,967)	$(1,415)	$104,649

See accompanying Notes to Financial Statements.

ABAXIS, INC.

STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$12,503	$10,073	$7,475
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,497	2,685	2,136
Loss on disposal of property and equipment	2	37	7
Share-based compensation expense	1,108	799	(12)
Tax benefits from stock option exercises	—	—	523
Excess tax benefits from share-based awards	(1,609)	(569)	—
Deferred income taxes	6,400	5,178	3,240
Common stock issued for employee benefit plans	—	66	43
Changes in assets and liabilities:
Trade receivables, net	(3,944)	(2,291)	(4,129)
Inventories, net	(5,572)	(6,755)	(3,081)
Prepaid expenses	894	(306)	(164)
Other assets	33	42	16
Accounts payable	(84)	1,891	764
Accrued payroll and related expenses	447	(60)	2,023
Other accrued liabilities	503	464	(123)
Deferred rent	(105)	(87)	16
Deferred revenue	(208)	284	(176)
Warranty reserve	1,101	375	227
Other long-term liabilities	—	(4)	(17)

Net cash provided by operating activities	14,966	11,822	8,768

Cash flows from investing activities:
Purchases of available-for-sale investments	(20,575)	(67,483)	(58,359)
Purchases of held-to-maturity investments	(21,167)	(25,868)	—
Proceeds from maturities of available-for-sale investments	—	71,330	54,899
Proceeds from maturities of held-to-maturity investments	32,804	7,240	—
Purchases of property and equipment	(3,619)	(2,920)	(2,242)

Net cash used in investing activities	(12,557)	(17,701)	(5,702)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans, net	3,018	4,506	990
Proceeds from exercise of warrants	—	823	348
Excess tax benefits from share-based awards	1,609	569	—
Repayment of capital lease obligations	—	—	(16)

Net cash provided by financing activities	4,627	5,898	1,322

Net increase in cash and cash equivalents	7,036	19	4,388
Cash and cash equivalents at beginning of year	10,183	10,164	5,776

Cash and cash equivalents at end of year	$17,219	$10,183	$10,164

Supplemental disclosure of cash flow information:
Cash paid for interest	$4	$15	$17

Cash paid for income taxes, net of refunds	$319	$503	$552

Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$(1,415)	$(75)	$4

Transfers of equipment between inventory and property and equipment	$1,742	$2,351	$1,049

Capitalized share-based compensation	$14	$13	$—

Common stock withheld for employee taxes in connection with share-based compensation	$110	$—	$—

See accompanying Notes to Financial Statements.

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2008, 2007 AND 2006

NOTE 1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business.  Abaxis, Inc. (the “Company”), incorporated in California in 1989, develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.

Use of Estimates in Preparation of Financial Statements.  The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include allowance for doubtful accounts, fair values of investments, sales and other allowances, inventory reserves, income taxes, valuation allowance for deferred tax assets, share-based compensation and warranty reserves. Actual results may differ from these estimates.

Certain Significant Risks and Uncertainties.  The Company is subject to certain risks and uncertainties and believes that changes in any of the following areas could have a material adverse effect on its future financial position or results of operations: continued Food and Drug Administration compliance or regulatory changes; uncertainty regarding health care reforms; fundamental changes in the technology underlying blood testing; the ability to develop new products that are accepted in the marketplace; risks associated with liquidity concerns related to auction rate securities; competition, including, but not limited to, pricing and products or product features and services; litigation or other claims against the Company; the adequate and timely sourcing of inventories; and the hiring, training and retention of key employees.

Reclassification.  Certain amounts in the fiscal years ended March 31, 2007 and 2006 financial statements have been reclassified to conform to the fiscal year ended March 31, 2008 presentation. These reclassifications did not result in any change in previously reported net income, total assets or shareholders’ equity.

Cash and Cash Equivalents.  Cash equivalents consist of highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash.

Investments.  The Company’s investment portfolio is comprised primarily of auction rate securities, certificate of deposits, corporate debt securities and municipal bonds. Short-term investments have maturities of one year or less from the date of purchase. All other investments with maturity dates greater than one year are classified as long-term. At March 31, 2008, the Company’s auction rate securities that were not liquid were classified as long-term investments.

As of March 31, 2008, the Company held $37.0 million par value of investments in auction rate securities that were structured to periodically reset through auctions ranging from seven to 28 days. As of March 31, 2008, $31.0 million par value of the Company’s auction rate securities were collateralized by municipal bonds and the remaining $6.0 million par value of the Company’s auction rate securities were collateralized by a variety of securities including real estate income trust, preferred stock, convertible preferred stock, high yield bonds, high dividend equities or other stock. These investments in auction rate securities were rated AAA and the Company continued to earn interest on its auction rate securities at the contractual rate.

In February 2008, the auctions on the Company’s auction rate securities began to fail. As a result, the Company will not be able to access these funds until future auctions for these securities are successful, until a secondary market is established, or until these securities are called for redemption. When an auction fails, the estimated fair value of these investments no longer approximates par value. Accordingly, the Company’s auction rate securities were classified as long-term, which were valued at $35.5 million at March 31, 2008. Various assumptions are used in the valuation models to estimate the auction rate securities fair value, including a security’s expected future cash flows, market rate of return and its term. These assumptions, assessments and the interpretations of relevant market

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.

The Company will continue to monitor the fair value of its auction rate securities and relevant market conditions. If the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, the Company may in the future be required to record an impairment charge on these investments.

The Company’s investments are accounted for under Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” as either available-for-sale or held-to-maturity. Investments classified as available-for-sale are reported at fair value at the balance sheet date, and temporary differences between cost and fair value are presented as a separate component of accumulated other comprehensive income (loss), net of any related tax effect, in shareholders’ equity. During fiscal 2008, the Company recorded $1.4 million of unrealized loss, net of related income taxes, on auction rate securities, which were classified as available-for-sale. Investments classified as held-to-maturity are reported at amortized cost at the balance sheet date because the Company has both the intent and ability to hold the investments until they mature.

Interest and realized gains and losses from investments are included in interest income, computed using the specific identification cost method. The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than-temporary, if any, are recorded as charges in the Statements of Operations. The Company did not have any impairment loss on investments during fiscal 2008, 2007 or 2006.

Concentration of Credit Risk.  Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, investments and trade receivables. Cash, cash equivalents and investments are placed with high quality financial institutions and are regularly monitored by management.

The Company sells its products to distributors and direct customers located primarily in Europe, Japan and North America. The Company monitors the credit status of its distributors and direct customers on an ongoing basis and generally does not require its customers to provide collateral for purchases on credit. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company’s overall credit risk. At March 31, 2008, one distributor accounted for 14% of trade receivables. At March 31, 2007, two distributors accounted for 19% and 10%, respectively, of trade receivables.

Allowance for Doubtful Accounts.  The Company maintains an allowance for doubtful accounts based on management’s assessment of the collectibility of the amounts owed by its customers. The Company considers the following in determining the level of allowance required: the customer’s payment history, the age of the receivables, the credit quality of its customers, the general financial condition of its customer base and other factors that may affect the customers’ ability to pay.

Inventories.  Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market. Provisions for excess, obsolete and unusable inventories are made after management’s evaluation of future demand and market conditions.

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Property and Equipment.  Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives of the assets:

Asset Classification	Estimated Useful Life

Machinery and equipment	2-10 years
Furniture and fixtures	3-8 years
Computer equipment	2-7 years
Leasehold improvements	Shorter of estimated useful life or lease term, including any lease term extensions that the Company has the right and intention to execute

Construction in progress primarily consists of purchased material used in the development of production lines. No interest was capitalized on constructed assets during fiscal 2008 and 2007, due to immateriality.

Long-Lived Assets.  The carrying value of the Company’s long-lived assets is reviewed for impairment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company looks to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value. The Company recognized no impairment charges on long-lived asset in fiscal 2008, 2007 or 2006.

Intangible Assets.  Intangible assets, consisting of patents, are amortized using the straight-line method over the estimated useful life of ten years.

Fair Value of Financial Instruments.  Financial instruments include cash, cash equivalents, investments, trade receivables, accounts payable and certain other accrued liabilities. These financial instruments are valued at their carrying value, which approximates fair value due to their short maturities.

Revenue Recognition and Deferred Revenue.  Revenues from product sales, net of estimated sales allowances and rebates, are recognized when the following four criteria are met:

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

The Company periodically offers programs at which customers can purchase and return instruments within a specified period. As of March 31, 2008, the programs have ended and accordingly, no related allowance for returns was recorded.

The Company provides incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of its instruments. Revenues from such sales is allocated separately to the instruments

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

and incentives based on the relative fair value of each element. Revenues allocated to incentives is deferred until the goods are shipped to the customer or recognized ratably over the life of the maintenance contract.

The Company periodically offers trade-in programs to customers for trading in an existing instrument to purchase a new instrument and either incentives in the form of free goods or a reduction in the sales price of the instrument will be provided to customers. These incentives are recorded according to the policies described above.

Revenues associated with extended maintenance agreements are recognized ratably over the life of the contract. Amounts collected in advance of revenue recognition are recorded as a current or non-current liability based on the time from the balance sheet date to the future date of revenue recognition.

Distributor and Customer Rebates.  The Company periodically offers distributor pricing rebates to distributors upon meeting the sales volume requirements during a qualifying period. The distributor pricing rebates are recorded as a reduction to gross revenues during the qualifying period. The Company also periodically offers cash rebates to customers who purchase specific instruments during a promotional period. Cash rebates are recorded as a reduction to gross revenues.

Shipping and Handling.  In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” amounts billed to a customer in a sale transaction related to shipping and handling are classified as revenue. Additionally, the cost of shipping products to customers is included in cost of revenue.

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

Advertising Expenses.  Costs of advertising, which are recognized as sales and marketing expenses, are generally expensed in the period incurred. Advertising expenses for fiscal 2008, 2007 and 2006 were $2.2 million, $2.9 million and $1.7 million, respectively.

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

Prior to April 1, 2006, the Company accounted for share-based awards to employees and directors using the intrinsic value method supplemented by pro forma disclosures in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and other related guidance and,

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

therefore, no employee compensation cost had been recognized for share-based awards in financial statements prior to April 1, 2006 because the Company issued stock options with an exercise price equal to the market value at the date of grant.

The Company uses the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006. Determining the appropriate fair value model and calculating the fair value of share-based awards require highly subjective assumptions, as described below.

•	Risk-free interest rate: The risk-free interest rate is based on U.S. Treasury yields in effect at the time of grant for the expected term of the option.

•	Expected stock price volatility: The Company estimates the volatility of its common stock at the date of grant based on the historical volatility of its common stock.

•	Expected term: The Company estimates the expected term of stock options granted based on historical exercise and post-vesting termination patterns, which it believes are representative of future behavior.

•	Expected dividends: The Company has not paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future; consequently, the Company uses an expected dividend yield of zero.

For restricted stock units, the assumptions to calculate compensation expense is based on the fair value of the Company’s stock at the grant date.

As required by SFAS No. 123(R), employee share-based compensation expense recognized is calculated based on the awards expected to vest and reduced for estimated forfeitures. The forfeiture rate is estimated based on historical data of the Company’s share-based awards that are granted and cancelled prior to vesting and upon historical experience of employee turnover.

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

Comprehensive Income.  In accordance with SFAS No. 130, “Reporting Comprehensive Income,” all changes in equity during a period, resulting from net income and transactions from non-owner sources, are reported in a financial statement for the period in which they are recognized. Comprehensive income consists of net income and other comprehensive income, which was comprised of the net-of-tax amounts for unrealized gain (loss) on available-for-sale investments (difference between the cost and fair market value).

Components of comprehensive income consisted of the following for fiscal 2008, 2007 and 2006 (in thousands):

	Year Ended March 31,
	2008	2007	2006

Net income	$12,503	$10,073	$7,475
Other comprehensive income:
Change in unrealized gain (loss) on investments, net of tax	(1,415)	(75)	4

Comprehensive income	$11,088	$9,998	$7,479

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which clarifies the definition of fair value, establishes guidelines for measuring fair value and expands financial statement disclosures regarding fair value measurements. SFAS No. 157 became effective for the Company on April 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 157 on its financial position, cash flows and results of operations. In February 2008, the FASB issued FASB Staff Position 157-1, “FSP FAS 157-1 — Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13” (“FSP 157-1”). In February 2008, the FASB issued FSP FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The FSP 157-2 partially defers the effective date of SFAS No. 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The Company adopted SFAS No. 157 and FSP 157-1 on April 1, 2008, as required, except as it applies to those nonfinancial assets and nonfinancial liabilities as noted in FSP 157-2.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Unrealized gains and losses on instruments for which the fair value option has been elected are reported in earnings at each subsequent reporting period. SFAS No. 159 became effective for the Company on April 1, 2008. The Company is currently evaluating the impact of adopting SFAS No. 159 on its financial position, cash flows and results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations”
(“SFAS No. 141R”). SFAS No. 141R will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141R will become effective for the Company on April 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 141R on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 will become effective for the Company on April 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 160 on its financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is intended to enable investors to better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will become effective for the Company on April 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial statements.

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 2.	INVESTMENTS

The following table summarizes, by major security type, the cost and fair value of investments at March 31, 2008 and 2007 (in thousands):

	March 31, 2008
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Short-term investments
Held-to-maturity:
Certificate of deposits	$2,974	$—	$2,974
Municipal bonds	4,017	—	4,017

Total short-term investments in held-to-maturity	$6,991	$—	$6,991

Long-term investments
Available-for-sale:
Auction rate securities	$36,975	$(1,512)	$35,463

Total long-term investments in available-for-sale	$36,975	$(1,512)	$35,463

	March 31, 2007
		Unrealized	Fair
	Cost	Gain (Loss)	Value

Short-term investments
Available-for-sale:
Auction rate securities	$16,400	$—	$16,400

Total short-term investments in available-for-sale	16,400	—	16,400

Held-to-maturity:
Corporate debt securities	18,628	—	18,628

Total short-term investments in held-to-maturity	18,628	—	18,628

Total short-term investments	$35,028	$—	$35,028

As of March 31, 2008 and 2007, unrealized gain (loss) on investments, net of related income taxes, were $1.4 million and $0, respectively.

At March 31, 2008, the contractual maturities for certificate of deposits and municipal bonds were less than one year. The Company’s auction rate securities were classified as long-term investments at March 31, 2008 even though the stated maturity dates may be less than one year from the balance sheet date. The Company determined that its auction rate securities were not liquid at March 31, 2008 since several auctions related to its auction rate securities failed.

At March 31, 2007, the contractual maturities for corporate debt securities were less than one year. At March 31, 2007, auction rate securities with maturities beyond one year were classified as short-term investments, based on their highly liquid nature and due to the frequency with which the interest rate is reset.

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 3.	INVENTORIES, NET

Components of inventories, net, at March 31, 2008 and 2007 were as follows (in thousands):

	March 31,
	2008	2007

Raw materials	$9,067	$7,974
Work-in-process	4,315	3,203
Finished goods	5,275	3,636

Inventories, net	$18,657	$14,813

NOTE 4.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at March 31, 2008 and 2007 consisted of the following (in thousands):

	March 31,
	2008	2007

Machinery and equipment	$19,197	$16,877
Furniture and fixtures	1,446	1,406
Computer equipment	1,937	1,336
Leasehold improvements	6,179	5,924
Construction in progress	3,001	1,655

	31,760	27,198
Accumulated depreciation and amortization	(17,161)	(14,536)

Property and equipment, net	$14,599	$12,662

Depreciation and amortization expense for property and equipment amounted to $3.4 million, $2.6 million and $2.1 million in fiscal 2008, 2007 and 2006, respectively.

NOTE 5.	INTANGIBLE ASSETS, NET

Intangible assets, consisting of acquired patents, at March 31, 2008 and 2007 were as follows (in thousands):

	March 31,
	2008	2007

Cost	$750	$750
Accumulated amortization	(375)	(300)

Intangible assets, net	$375	$450

Amortization expense for intangible assets, included in cost of revenues, amounted to $75,000 in each of fiscal 2008, 2007 and 2006. Based on the Company’s intangible assets subject to amortization as of March 31, 2008, the estimated amortization expense for succeeding years is as follows (in thousands):

	Estimated Future Annual Amortization Expense
		Fiscal Year Ending March 31,
	Total	2009	2010	2011	2012	2013	Thereafter

Amortization expense	$375	$75	$75	$75	$75	$75	$—

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 6.	WARRANTY RESERVES

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

Reagent Discs.  Beginning on July 1, 2007, the Company records a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. Prior to July 1, 2007, the Company recorded a provision for defective reagent discs as part of sales allowances since the Company primarily issued a credit to customers for defective reagent discs. Starting on July 1, 2007, the provision for defective reagent discs is recorded as part of warranty reserves, since the Company replaces defective reagent discs rather than issue a credit to customers. The change did not have a material impact on the Company’s financial statements. For fiscal 2008, the provision for warranty expense related to replacement of defective reagent discs was $507,000 and at March 31, 2008, the balance of accrued warranty reserve related to replacement of defective reagent discs was $418,000.

The Company evaluates its estimates for warranty reserves on an ongoing basis and believes it has the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in the Company’s warranty reserve accrual in the period in which the change was identified.

The changes in the Company’s accrued warranty reserve during fiscal 2008 includes a provision for warranty costs and replacement costs for reagent discs. The change in the Company’s accrued warranty reserve during fiscal 2008, 2007 and 2006 is summarized as follows (in thousands):

	Year Ended March 31,
	2008	2007	2006

Balance at beginning of period	$847	$472	$245
Provision for warranty expense	2,036	611	374
Warranty costs incurred	(935)	(236)	(147)

Balance at end of period	1,948	847	472
Non-current portion of warranty reserve	729	532	259

Current portion of warranty reserve	$1,219	$315	$213

NOTE 7.	LINE OF CREDIT

The Company has a line of credit with Comerica Bank-California which provides for borrowings of up to $2.0 million. The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 5.00% at March 31, 2008, and is payable monthly. At March 31, 2008, of the $2.0 million available, $97,000 was committed to secure a letter of credit for the Company’s facilities lease. At March 31, 2008, there was no amount outstanding under the Company’s line of credit. The weighted average interest rates on the line of credit during fiscal 2008 and 2007 were 7.29% and 7.91%, respectively.

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. At March 31, 2008, the Company was in compliance with each of these covenants. Included in these financial covenants, among other stipulations, are the following requirements:

•	The Company must have a minimum net income of $25,000 before preferred stock dividends and accretion on preferred stock in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.

•	The Company is required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ended September 30, 2007 and to have net income before preferred stock dividends and accretion on preferred stock of $1.2 million for the fiscal year ended March 31, 2008.

•	The Company is required to comply with certain financial covenants as follows:

Financial Covenants	Requirements

Quick ratio, as defined	Not less than 2.00 to 1.00
Cash flow coverage, as defined	Not less than 1.25 to 1.00
Debt to net worth ratio, as defined	Not greater than 1.00 to 1.00
Tangible effective net worth, as defined	Not less than $25.7 million

Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $104.6 million at March 31, 2008, including its intellectual property.

NOTE 8.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2008, the Company’s contractual obligations for succeeding years is as follows (in thousands):

	Payments Due by Period
		Due in Fiscal
	Total	2009	2010	2011	2012	2013	Thereafter

Operating leases	$3,609	$1,267	$1,247	$973	$86	$36	$—
Purchase commitments	7,290	7,290	—	—	—	—	—

Total contractual obligations	$10,899	$8,557	$1,247	$973	$86	$36	$—

Operating Leases.  The Company’s operating lease obligations were comprised of its principal facility and certain office facility and office equipment under operating lease agreements, which expire on various dates through fiscal 2013. Rent expense under operating leases was $1.3 million, $1.1 million and $1.1 million for fiscal 2008, 2007 and 2006, respectively.

The Company’s principal facility is under a non-cancelable operating lease agreement, which expires in fiscal 2011. The monthly rental payments on the facility lease increases based on a predetermined schedule. The Company recognizes rent expense on a straight-line basis over the life of the lease. In connection with its facility lease agreement, the Company established a letter of credit for $97,000, which is secured by its line of credit. See Note 7 for additional information.

Purchase Commitments.  In November 2003, the Company entered into an original equipment manufacturing (“OEM”) agreement with Diatron Messtechnik GmbH (“Diatron”) of Austria to purchase Diatron hematology instruments. The Diatron hematology instruments are currently supplied by Diatron MI Kft. Under the terms of the OEM agreement, the Company became committed to purchase a minimum number of hematology instruments through fiscal 2009 from Diatron once the product was qualified for sale, which occurred in May 2004. In September 2006, the terms of the agreement, with respect to the purchase commitments, were revised and the Company completed its purchase commitments in the quarter ended December 31, 2007. In February 2008, the terms of the OEM agreement, with respect to the purchase commitments, were again revised. Under the amended

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

OEM agreement currently in effect, the Company is committed to purchase a minimum number of hematology instruments through fiscal 2009. At March 31, 2008, the outstanding commitment due in fiscal 2009 is approximately $7.3 million. The commitment amount is based on the minimum number of hematology instruments required to be purchased by the Company, the cost of the instruments and the Euro exchange rate at period-end. Since the exchange rate can fluctuate in the future, the commitment in absolute dollars will change accordingly.

Litigation.  The Company is involved from time to time in various litigation matters in the normal course of business. The Company believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.

NOTE 9.	EMPLOYEE BENEFIT PLAN

The Company has a tax deferred savings plan for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to have salary reduction contributions made to the plan on a bi-weekly basis. The Company may make quarterly contributions to the plan at the discretion of the Board of Directors of the Company either in cash or in common stock. Contributions to the tax deferred savings plan were $288,000, $242,000 and $195,000 in fiscal 2008, 2007 and 2006, respectively, of which $0, $66,000 and $43,000, respectively, were in the form of common stock.

NOTE 10.	SHARE-BASED COMPENSATION

Effective April 1, 2006, the Company adopted SFAS No. 123(R), using the modified prospective method and accordingly, the Company’s financial statements for periods ending prior to April 1, 2006 have not been restated to reflect the impact of SFAS No. 123(R). The following table summarizes total share-based compensation expense, net of tax, related to stock options and restricted stock units recorded in accordance with SFAS No. 123(R) for fiscal 2008 and 2007, which is included in the Company’s Statements of Operations (in thousands, except per share data):

	Year Ended March 31,
	2008	2007

Cost of revenues	$127	$72
Research and development	153	117
Sales and marketing	325	292
General and administrative	503	318

Share-based compensation expense before income taxes	1,108	799
Income tax benefit	(442)	(219)

Total share-based compensation expense after income taxes	$666	$580

Net impact of share-based compensation on:
Basic net income per share	$0.03	$0.03

Diluted net income per share	$0.03	$0.03

Share-based compensation has been classified in the income statement or capitalized on the balance sheet in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs at March 31, 2008 and 2007 were $27,000 and $13,000, respectively, which were included in inventory on the Company’s Balance Sheets.

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Cash Flow Impact

Prior to adopting SFAS No. 123(R), the Company presented all tax benefits resulting from exercises of stock options as cash flows from operating activities in its Statements of Cash Flows. SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for stock options exercised and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits classified as a financing cash inflow for fiscal 2008 and 2007 were $1.6 million and $569,000, respectively.

Equity Compensation Plans

The Company’s share-based compensation plans are described below.

2005 Equity Incentive Plan.  The Company’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended the Company’s 1998 Stock Option Plan. The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. The Equity Incentive Plan provides for the issuance of a maximum of 4,886,000 shares, of which 442,000 shares of common stock were available for future issuance as of March 31, 2008.

Options granted to employees and directors generally expire ten years from the grant date. Options granted to employees generally become exercisable over a period of four years based on cliff-vesting terms and continuous employment. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. See the “Stock Options” section in this Note 10 for additional information.

Restricted stock units awarded to employees generally vest over a period of four years and the awards may also be subject to accelerated vesting upon achieving certain performance-based milestones and continuous employment during the vesting period. Restricted stock units awarded to non-employee directors generally vest in full one year after the grant date based on continuous service. See the “Restricted Stock Units” section in this Note 10 for additional information.

1992 Outside Directors’ Stock Option Plan.  Under the Company’s 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors. Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. The Directors Plan provided for the issuance of a maximum of 250,000 shares. As of March 31, 2008, all outstanding options under the Directors Plan were fully vested and fully exercisable and no shares of common stock were available for future issuance because the time period for granting options expired in accordance with the terms of the Directors Plan in June 2002.

The Company’s current practice is to issue new shares of common stock from its authorized shares for share-based awards.

Stock Options

The Company did not grant stock options during fiscal 2008 or 2007. Prior to April 1, 2006, the Company granted stock options to employees, with an exercise price equal to the closing market price of the Company’s common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment with the Company. In addition, prior to April 1, 2006, the Company granted stock options to non-employee directors with an exercise price equal to the closing market price of the Company’s common stock on the

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

date of grant and became exercisable over a period of one year based on monthly vesting terms, conditional on continuous service to the Company.

Valuation and Expense Recognition Method for Stock Options

The Company’s financial statements prior to April 1, 2006 do not include the impact of recording stock options using the fair value. During fiscal 2006, in accordance with the provisions of SFAS No. 123, the fair value of each stock option was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred. For these unvested awards as of March 31, 2006, the Company has continued to recognize compensation expense based on the estimated grant date fair value method using the Black-Scholes option pricing model. In accordance with the provisions of SFAS No. 123(R), the compensation expense is reduced for an estimate of the number of stock option awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. The following are the weighted average assumptions used to determine the fair value of each stock option on the date of grant for fiscal 2006:

Year Ended
March 31, 2006

Expected term of option	6 years
Risk-free interest rate	3.76%
Dividend yield	0.00%
Volatility	53%

As of March 31, 2008, the total unrecognized compensation expense related to stock options granted amounted to $47,000, which is expected to be recognized over a weighted average period of 0.44 years.

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Stock Option Activity

Stock option activity under all stock plans is summarized as follows:

		Weighted	Weighted
		Average	Average
		Exercise	Remaining	Aggregate
	Number of	Price	Contractual	Intrinsic
	Shares	per Share	Life (Years)	Value
				(In thousands)

Outstanding at March 31, 2005
(2,088,000 shares exercisable at a weighted average exercise price of $4.82 per share)	2,763,000	$6.76
Granted (weighted average fair value of $4.31 per share)	60,000	7.89
Exercised	(174,000)	5.69
Canceled or forfeited	(117,000)	8.71

Outstanding at March 31, 2006
(2,317,000 shares exercisable at a weighted average exercise price of $6.61 per share)	2,532,000	$6.77
Granted	—	—
Exercised	(931,000)	4.84
Canceled or forfeited	(24,000)	12.93

Outstanding at March 31, 2007
(1,522,000 shares exercisable at a weighted average exercise price of $7.69 per share)	1,577,000	$7.82
Granted	—	—
Exercised	(483,000)	6.48
Canceled or forfeited	(50,000)	20.71

Outstanding at March 31, 2008	1,044,000	$7.82	3.78	$16,029

Vested and expected to vest at March 31, 2008	1,043,000	$7.82	3.77	$16,012

Exercisable at March 31, 2008	1,026,000	$7.75	3.72	$15,828

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing stock price as of March 31, 2008, that would have been received by the option holders had all option holders exercised their stock options as of that date. Total intrinsic value of stock options exercised during fiscal 2008 and 2007, was $9.8 million and $15.7 million, respectively. Cash proceeds from the exercise of stock options during fiscal 2008 and 2007 were $3.1 million and $4.5 million, respectively.

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following table summarizes information regarding stock options outstanding and stock options exercisable at March 31, 2008:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	of Shares	Contractual	Price	of Shares	Price
Range of Exercise Prices	Outstanding	Life (Years)	per Share	Exercisable	per Share

$ 1.50 - $ 2.00	107,000	0.74	$1.67	107,000	$1.67
$ 2.25 - $ 3.84	93,000	2.80	2.80	93,000	2.80
$ 3.85 - $ 3.85	151,000	5.06	3.85	151,000	3.85
$ 4.13 - $ 4.75	41,000	3.25	4.32	41,000	4.32
$ 4.87 - $ 4.87	222,000	3.07	4.87	222,000	4.87
$ 4.94 - $ 6.41	108,000	2.76	5.98	108,000	5.98
$ 6.46 - $12.99	108,000	3.98	8.88	96,000	8.64
$13.00 - $19.65	55,000	6.09	15.39	49,000	15.52
$21.45 - $21.45	2,000	6.04	21.45	2,000	21.45
$21.65 - $21.65	157,000	6.05	21.65	157,000	21.65

$ 1.50 - $21.65	1,044,000	3.78	$7.82	1,026,000	$7.75

Stock Option Acceleration

On December 5, 2005, the Company’s Board of Directors approved full acceleration of outstanding and unvested stock options with an exercise price of $19.12 or greater previously granted under the Abaxis, Inc. 1998 Stock Option Plan held by the Company’s officers and employees. The primary purpose of the acceleration of vesting was to minimize future compensation expense the Company would otherwise recognize in its financial statements with respect to these accelerated options as a result of SFAS No. 123(R). The aggregate estimated compensation expense associated with these accelerated options that would have been recognized in its financial statements after adoption of SFAS No. 123(R) was approximately $1.1 million. Options to purchase 145,000 shares of the Company’s common stock, including 127,000 shares held by certain of the Company’s executive officers, became immediately exercisable as of December 5, 2005.

Restricted Stock Units

The Company grants restricted stock unit awards to employees and directors as part of its share-based compensation program which began in fiscal 2007. The restricted stock unit awards entitle holders to receive shares of common stock at the end of a specified period of time. Vesting for restricted stock unit awards is based on continuous employment or service of the holder. Upon vesting, the equivalent number of common shares are typically issued net of tax withholdings. If the vesting conditions are not met, unvested restricted stock unit awards will be forfeited. Generally, the restricted stock unit awards vest according to one of the following time-based vesting schedules:

•	Restricted stock unit awards to employees: Four year time-based vesting as follows: five percent vesting after the first year; additional ten percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment with the Company.

•	Restricted stock unit awards to non-employee directors: 100 percent vesting after one year of continuous service to the Company.

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Certain restricted stock unit awards granted to employees in fiscal 2007 may also be subject to accelerated vesting upon achieving certain performance-based milestones. Additionally, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”), in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of the restricted stock unit held by a participant upon such conditions and to such extent as determined by the Compensation Committee. The Board of Directors has adopted an executive change in control severance plan, which it may terminate or amend at any time, that provides that awards granted to executive officers will accelerate fully on a change of control. The vesting of non-employee director awards granted under the Equity Incentive Plan will automatically accelerate in full upon a change in control.

Valuation and Expense Recognition Method for Restricted Stock Unit

The fair value of restricted stock unit awards used in the Company’s expense recognition method is measured based on the number of shares granted and the closing market price of the Company’s common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The Company’s policy is to recognize the expense based on the vested portions of the awards. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of March 31, 2008, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $9.5 million, which is expected to be recognized over a weighted average period of 2.59 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity during fiscal 2008 and 2007:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value(1)

Unvested at March 31, 2006	—	$—
Granted	305,000	24.56
Vested	—	—
Canceled or forfeited	(10,000)	21.43

Unvested at March 31, 2007	295,000	$24.66
Granted	267,000	21.73
Vested	(22,000)	25.06
Canceled or forfeited	(46,000)	23.11

Unvested at March 31, 2008	494,000	$23.21

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares granted and the closing market price of the Company’s common stock on the date of grant.

There were no restricted stock units granted during fiscal 2006. Total intrinsic value of restricted stock units that vested during fiscal 2008 was $544,000. The total grant date fair value of restricted stock units that vested during fiscal 2008 was $481,000. There were no restricted stock units that vested during fiscal 2007 and 2006.

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Pro Forma Information for Period Prior to Adoption of SFAS No. 123(R)

The following table illustrates the effect on the Company’s pro forma net income and basic and diluted net income per share had the Company accounted for share-based compensation in accordance with SFAS No. 123, using the fair value-based accounting method, rather than using the intrinsic value method in accordance with APB No. 25 for fiscal 2006 (in thousands, except per share data):

Year Ended
March 31, 2006

Net income, as reported	$7,475
Less: Pro forma share-based compensation expense determined under the fair value-based accounting method for all awards, net of related tax effects	(2,534)

Pro forma net income	$4,941

Basic and diluted net income per share:
As reported — basic	$0.37
Pro forma — basic	$0.25
As reported — diluted	$0.35
Pro forma — diluted	$0.23

The pro forma information presented above for fiscal 2006 includes $1.1 million of share-based employee compensation related to the accelerated vesting of certain options in December 2005. See “Stock Option Acceleration” in this Note 10 for additional information.

NOTE 11.	COMMON STOCK

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

In addition, under certain conditions involving an acquisition or proposed acquisition, the rights permit the holders (other than the acquirer) to purchase the Company’s common stock at a 50% discount from the market price at that time, and in the event of certain business combinations, the rights permit the purchase of the common stock of an acquirer at a 50% discount from the market price at that time. Under certain conditions, the purchase rights may be redeemed by the Board of Directors in whole, but not in part, at a price of $0.001 per right. The rights have no voting privileges and are attached to and automatically trade with the Company’s common stock.

Common Stock Warrants.  As of March 31, 2008, there were no warrants outstanding to purchase shares of common stock. At March 31, 2007, there were warrants outstanding to purchase 65,000 shares of common stock at a weighted average exercise price of $7.00 per share. The warrants were issued to purchasers of the Company’s Series E convertible preferred stock in fiscal 2002 and 2003. The warrants expired in April 2007.

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 12.	NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended March 31,
	2008	2007	2006

Numerator:
Net income	$12,503	$10,073	$7,475

Denominator:
Weighted average common shares outstanding — basic	21,499,000	20,643,000	19,985,000
Weighted average effect of dilutive securities:
Stock options	701,000	1,082,000	1,374,000
Restricted stock units	58,000	4,000	—
Warrants	3,000	117,000	133,000

Weighted average common shares outstanding — diluted	22,261,000	21,846,000	21,492,000

Net income per share:
Basic net income per share	$0.58	$0.49	$0.37

Diluted net income per share	$0.56	$0.46	$0.35

The Company excluded the following stock options from the computation of diluted weighted average shares outstanding because the exercise price of the stock options was greater than the average market price of the Company’s common stock during the period and, therefore, the inclusion of these stock options would be antidilutive to net income per share:

	Year Ended March 31,
	2008	2007	2006

Weighted average number of shares underlying antidilutive stock options	—	222,000	291,000
Weighted average exercise price per share underlying antidilutive stock options	N/A	$21.65	$20.70

The Company excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Year Ended March 31,
	2008	2007	2006

Weighted average number of shares underlying antidilutive restricted stock units	9,000	199,000	N/A

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 13.	INCOME TAXES

The components of the Company’s income tax provision is summarized as follows (in thousands):

	Year Ended March 31,
	2008	2007	2006

Current:
Federal	$368	$405	$169
State	533	493	110

Total current provision for income taxes	901	898	279

Deferred:
Federal	5,838	4,930	3,518
State	562	248	247

Total deferred provision for income taxes	6,400	5,178	3,765

Total provision for income taxes	$7,301	$6,076	$4,044

The provision for income taxes differs from the amount computed by applying the federal statutory income tax rate (35 percent) to income before income taxes as follows (in thousands):

	Year Ended March 31,
	2008	2007	2006

Income taxes at federal income tax rate	$6,931	$5,652	$4,032
State income taxes, net of federal benefits	880	635	476
Share-based compensation	6	93	—
Research and development tax credits	(242)	(350)	(174)
Extraterritorial income exclusion	—	(27)	(80)
Tax-exempt interest income	(336)	—	—
Other	62	73	(210)

Provision for income taxes	$7,301	$6,076	$4,044

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended March 31,
	2008	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$—	$5,328	$11,770
Research and development tax credit carryforwards	3,007	3,713	4,287
Capitalized research and development	—	86	105
Inventory reserves	364	140	70
Deferred revenue from extended maintenance agreements and warranty reserves	1,172	864	625
Accrued vacation	424	383	320
Share-based compensation	378	192	—
Alternative minimum tax credits	675	485	351
Other	496	725	457
Valuation allowance for deferred tax assets	—	(352)	(543)

Total deferred tax assets	6,516	11,564	17,442

Deferred tax liabilities:
Depreciation	$(145)	$(189)	$(935)
Other	(77)	(84)	(88)

Total deferred tax liabilities	(222)	(273)	(1,023)

Net deferred tax assets	$6,294	$11,291	$16,419

A valuation allowance against deferred tax assets is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. As of March 31, 2008, the Company did not have a valuation allowance. The Company’s valuation allowance as of March 31, 2007 and 2006 was attributable to expiring federal research and development tax credits. The change in valuation allowance for fiscal years 2008 and 2007 was due to the expiration of federal research development tax credits for which a valuation allowance had previously been established.

As of March 31, 2008, the Company has recognized $22.3 million of tax deductions relating to share-based compensation in excess of recognized compensation expense (“excess benefits”). The Company recorded tax benefits resulting from excess benefits when the benefits result in a reduction in cash paid for income taxes. As a result of available federal net operating loss (“NOL”) carryforwards and California research and development tax credit carryforwards, at March 31, 2007, a tax benefit of $4.6 million will be realized in shareholders’ equity in subsequent periods when the deduction reduces federal and California taxes payable. During fiscal 2008, additional tax benefits of $3.4 million were generated and $1.3 million were utilized. At March 31, 2008, a tax benefit of $6.7 million will be realized in shareholders’ equity in subsequent periods upon the realization of the federal and California carryforwards.

As of March 31, 2008, the Company had federal NOL carryforwards of $16.8 million. There is no California net operating loss carryforward. The federal NOL carryforwards will expire at various dates from fiscal years 2009 through 2023, if not utilized. As of March 31, 2008, the Company had federal and California research and development tax credit carryforwards of $2.8 million and $1.5 million, respectively. The federal research and development tax credit carryforward will expire at various dates from fiscal years 2009 through 2028, if not utilized. The California research and development tax credit will carryforward indefinitely. The Company had combined federal and state alternative minimum tax credit carryforwards of $688,000, which do not expire.

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Section 382 of the Internal Revenue Code of 1986, as amended, places a limitation on the amount of taxable income which can be offset by NOL carryforwards after a change in control (generally greater than 50% change in ownership) of a loss corporation. The State of California has similar rules. Generally, after a change in control, a loss corporation cannot deduct NOL carryforwards in excess of the Section 382 limitation. Due to these “change in ownership” provisions, utilization of NOL and tax credit carryforwards may be subject to an annual limitation regarding their utilization against taxable income in future periods.

Effective April 1, 2007, the Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. As a result of implementing FIN 48 during fiscal 2008, the Company did not change the amount of unrecognized tax benefits related to tax positions taken in prior periods. The Company did not have any unrecognized tax benefits as of April 1, 2007, the date of adoption, or as of March 31, 2008. Upon adoption of FIN 48, the Company’s policy to include interest and penalties related to gross unrecognized tax benefits within its provision for income taxes did not change. During fiscal 2008, the Company did not recognize any interest and penalties related to unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is not under examination for any of these jurisdictions. The Company is subject to examination by U.S. federal and various state jurisdictions for fiscal years 1990 through 2001 and fiscal years 2003 through 2008.

NOTE 14.	SEGMENT REPORTING INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. The Company identifies its reportable segments as those customer groups that represent more than 10% of the combined revenue or gross profit or loss of all reported operating segments. The Company manages its business on the basis of the following two reportable segments: (i) the medical market and (ii) the veterinary market, which are based on the products sold by market and customer group. Each reportable segment has similar manufacturing processes, technology and shared infrastructures. The accounting policies for segment reporting are the same as for the Company as a whole. Assets are not segregated by segments since the chief operating decision maker does not use it as a basis to evaluate a segment’s performance.

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

Veterinary Market

In the veterinary market reportable segment, the Company serves a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government,

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

pharmaceutical companies, biotechnology companies and private research laboratories. The products manufactured and sold in this segment primarily consist of VetScan chemistry analyzers and veterinary reagent discs. The Company also sells OEM-supplied products in this segment consisting primarily of hematology analyzers and hematology reagent kits.

The segment information for fiscal 2007 and 2006 periods has been restated to conform to the current presentation of reportable segments for fiscal 2008, 2007 and 2006. The table below summarizes revenues, cost of revenues and gross profit from the two operating segments (in thousands).

	Year Ended March 31,
	2008	2007	2006

Revenues:
Medical Market	$22,764	$17,455	$10,888
Veterinary Market	71,091	63,851	53,841
Other(1)	6,696	4,915	4,199

Total revenues	100,551	86,221	68,928

Cost of revenues:
Medical Market	11,340	8,549	4,890
Veterinary Market	31,812	29,021	23,856
Other(1)	2,355	1,792	1,329

Total cost of revenues	45,507	39,362	30,075

Gross profit:
Medical Market	11,424	8,906	5,998
Veterinary Market	39,279	34,830	29,985
Other(1)	4,341	3,123	2,870

Gross profit	$55,044	$46,859	$38,853

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 15.	REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of revenues for each group of products and services provided by the Company (in thousands):

	Year Ended March 31,
Revenues by Product Category	2008	2007	2006

Instruments	$30,011	$28,899	$21,864
Reagent discs and kits	61,928	50,741	41,606
Other products	6,583	4,775	4,086

Product sales, net	98,522	84,415	67,556
Development and licensing revenue	2,029	1,806	1,372

Total revenues	$100,551	$86,221	$68,928

ABAXIS, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

The following is a summary of revenues by geographic region based on customer location (in thousands):

	Year Ended March 31,
Revenues by Geographic Region	2008	2007	2006

North America	$83,830	$72,015	$58,747
Europe	13,472	10,370	7,354
Asia Pacific and rest of the world	3,249	3,836	2,827

Total revenues	$100,551	$86,221	$68,928

Significant Concentrations

Revenues from significant customers as a percentage of total revenues were as follows:

	Geographical	Year Ended March 31,
Distributor	Location	2008	2007	2006

Walco International, Inc., d/b/a DVM Resources	United States	12%	15%	13%
Henry Schein, Inc.	United States	<10%	<10%	17%

Substantially all of the Company’s long-lived assets are located in the United States.

NOTE 16.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2008 and 2007 (in thousands, except per share data):

	Quarter Ended
	June 30	September 30	December 31	March 31

Fiscal Year Ended March 31, 2008:
Revenues	$22,931	$25,192	$25,690	$26,738
Gross profit	$13,016	$13,857	$13,609	$14,562
Net income	$3,098	$2,888	$3,205	$3,312

Net income per share — basic	$0.15	$0.13	$0.15	$0.15

Net income per share — diluted	$0.14	$0.13	$0.14	$0.15

Fiscal Year Ended March 31, 2007:
Revenues	$20,358	$21,037	$22,018	$22,808
Gross profit	$11,437	$11,558	$11,579	$12,285
Net income	$2,401	$2,114	$2,776	$2,782

Net income per share — basic	$0.12	$0.10	$0.13	$0.13

Net income per share — diluted	$0.11	$0.10	$0.13	$0.13

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated that the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

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

Attestation Report of the Independent Registered Public Accounting Firm

Burr, Pilger & Mayer LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2008, which report is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL
CONTROLS OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
of Abaxis, Inc.

We have audited the internal control over financial reporting of Abaxis, Inc. (“the Company”) as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Abaxis, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Abaxis, Inc. as of March 31, 2008 and 2007, and the related statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2008 and the related financial statement schedule and our report dated June 13, 2008 expressed an unqualified opinion on those financial statements and the related financial statement schedule.

/s/  Burr, Pilger & Mayer LLP

San Jose, California
June 13, 2008

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning our executive officers and directors as of May 31, 2008.

Name	Age	Title

Clinton H. Severson	60	Chairman of the Board, President and Chief Executive Officer
Richard J. Bastiani, Ph.D.(1)(2)(3)	65	Director
Henk J. Evenhuis(1)(3)	65	Director
Brenton G. A. Hanlon(1)(2)(3)	62	Director
Prithipal Singh, Ph.D.(1)(3)	69	Director
Ernest S. Tucker, III, M.D.(1)(3)	75	Director
Alberto R. Santa Ines	61	Chief Financial Officer and Vice President of Finance
Kenneth P. Aron, Ph.D.	55	Chief Technology Officer
Donald P. Wood	56	Vice President of Operations
Vladimir E. Ostoich, Ph.D.	62	Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim, Founder
Christopher M. Bernard	40	Vice President of Sales and Marketing for the Domestic Medical Market
Martin V. Mulroy	47	Vice President of Veterinary Sales and Marketing for North America

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee

Clinton H. Severson has served as our President, Chief Executive Officer and one of our directors since June 1996. He was appointed Chairman of the Board in May 1998. Since November 2006, Mr. Severson has served on the Board of Directors of CytoCore, Inc. (OTCBB: CYCR). From February 1989 to May 1996, Mr. Severson served as President and Chief Executive Officer of MAST Immunosystems, Inc., a privately-held medical diagnostic company.

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

Prithipal Singh, Ph.D. joined our Board of Directors in June 1992. Prior to retiring, Dr. Singh was the Founder, Chairman and Chief Executive Officer of ChemTrak Inc. (Pink Sheets: CMTR) from 1988 to 1998. Prior to this, Dr. Singh was an Executive Vice President of Idetec Corporation from 1985 to 1988 and a Vice President of Syva Company from 1977 to 1985.

Ernest S. Tucker, III, M.D. joined our Board of Directors in September 1995. Dr. Tucker currently serves as a self-employed health care consultant after having retired as Chief Compliance Officer for Scripps Health in San Diego in September 2000, a position which he assumed in April 1998. Dr. Tucker was Chairman of Pathology at Scripps Clinic and Research Foundation from 1992 to 1998 and Chair of Pathology at California Pacific Medical Center in San Francisco from 1989 to 1992.

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

Kenneth P. Aron, Ph.D. has served as our Chief Technology Officer since April 2008. Dr. Aron joined us in February 2000 as Vice President of Research and Development. From April 1998 to November 1999, Dr. Aron was Vice President of Engineering and Technology of Incyte Pharmaceuticals (NASDAQ: INCY), a genomic information company. From April 1996 to April 1998, Dr. Aron was Vice President of Research, Development and Engineering for Cardiogenesis Corporation (NASDAQ: CGCP), a manufacturer of laser-based cardiology surgical products.

Donald P. Wood has served as our Vice President of Operations since October 2007. From April 2003 to September 2007, Mr. Wood was the Vice President of Operations of Cholestech Corporation (NASDAQ: CTEC), a medical products manufacturing company which was subsequently acquired by Inverness Medical Innovations, Inc. in September 2007. From July 2001 to March 2003, Mr. Wood served as Vice President of Bone Health, a business unit of Quidel Corporation, a manufacturing and marketer of point-of-care diagnostics, and was responsible for Bone Health Product Operations, Device Research and Development, and Sales and Marketing. He also served as Quidel’s Vice President of Ultrasound Operations from August 1999 to July 2001. Prior to joining Quidel, Mr. Wood was the Director of Ultrasound Operations for Metra Biosystems Inc., a developer and manufacturing company of point-of-care products for osteoporosis, from July 1998 to August 1999 prior to Quidel’s acquisition of Metra Biosystems Inc.

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

Christopher M. Bernard joined us in November 2005 as Vice President of Marketing and Sales for the Domestic Medical Market. From September 2000 to October 2005, Mr. Bernard served as Regional Business Director for Cytyc Corporation, which is now Hologic, Inc. (NASDAQ: HOLX), a manufacturer of medical products primarily focused on women’s health. From December 1995 to August 2000, Mr. Bernard held various sales and sales management positions at Cytyc Corporation.

Martin V. Mulroy has served as Vice President of Veterinary Sales and Marketing for North America since May 2006. Mr. Mulroy joined us in November 1997 as the Northeast Regional Sales Manager. He was promoted to Eastern Area Director of Sales in December 1998 and, in January 2005 he was promoted to National Sales Director for the Domestic Veterinary market. From March 1996 to November 1997, Mr. Mulroy was Regional Sales Manager for BioCircuits Inc., an immunoassay company in the medical market. Mr. Mulroy was Regional Sales Manager from 1990 to 1992 and Field Operations Manager from 1992 to 1995 for MAST Immunosystems Inc., a privately-held medical diagnostic company.

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

Identification of Audit Committee and Financial Expert

The Audit Committee of the Board of Directors oversees Abaxis’ corporate accounting, financial reporting process and systems of internal control and financial controls. The following outside directors comprise the Audit Committee: Mr. Evenhuis, Dr. Bastiani, Mr. Hanlon, Dr. Singh and Dr. Tucker. Mr. Evenhuis serves as Chairman of the Audit Committee.

The Board of Directors annually reviews the Nasdaq Stock Market, or NASDAQ, listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are “independent” (based on the requirements for independence set forth in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards). Securities and Exchange Commission, or SEC, regulations require Abaxis to disclose whether a director qualifying as an “audit committee financial expert” serves on the Audit Committee. The Board of Directors has determined that Mr. Evenhuis qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Mr. Evenhuis’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

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

Based solely on our review of the copies of Forms 3, 4 and 5 and amendments thereto received by us, we believe that during the period from April 1, 2007 through March 31, 2008, our executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements applicable to these executive officers, directors and greater than 10% shareholders, except with respect to one late report filing, covering one transaction, by Mr. Donald Wood, one of our executive officers.

Code of Business Conduct and Ethics

Abaxis has adopted a Code of Business Conduct and Ethics that applies to all our executive officers, directors and employees, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is available on our website at www.abaxis.com under “Investor Relations” at “Corporate Governance.” If we make any amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the code to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any amendment to, or waiver of, any provision of the Code of Business Conduct and Ethics by disclosing such information on the same website. You may also request a copy of our Code of Business Conduct and Ethics by contacting our investor relations department at investors@abaxis.com.

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

Our executive compensation program is designed to achieve the following objectives:

•	to align our executive compensation with our strategic business objectives;

•	to align the interests of our executive officers with both short-term and long-term shareholder interests; and

•	to place a substantial portion of our executives’ compensation at risk such that actual compensation depends on both overall company performance and individual performance.

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

Role of Our Compensation Committee

Our Compensation Committee, which operates under a written charter adopted by the Board of Directors, is primarily responsible for reviewing and recommending to the Board of Directors for approval the compensation arrangements for our executive officers and directors. In carrying out these responsibilities, the Compensation Committee shall review all components of executive officer and director compensation for consistency with the Compensation Committee’s compensation philosophy as in effect from time to time. In connection with their review and recommendations, our Compensation Committee also considers the recommendations of our Chief Executive Officer, Mr. Clinton Severson. Our Compensation Committee gives considerable weight to Mr. Severson’s recommendations because of his direct knowledge of each executive officer’s performance and contribution to our financial performance. However, Mr. Severson does not participate in the determination of his own compensation. No other executive officers participate in the determination or recommendation of the amount or form of executive officer compensation, except the Company’s Chief Financial Officer as discussed below. Our Compensation Committee does not delegate any of its functions in determining executive and/or director compensation. To date, our Compensation Committee has not established any formal policies or guidelines for allocating compensation between long-term and currently paid out compensation, cash and non-cash compensation, or among different forms of non-cash compensation.

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

From time to time, our Compensation Committee may engage an independent compensation advisor to obtain competitive compensation data. In March 2006, we retained the independent compensation consulting firm of Top Five Data Services, Inc. (“Top Five”) to, among other things, help identify appropriate peer group companies and to obtain and evaluate executive compensation data for these companies, and took its recommendations into account in setting fiscal 2007 executive compensation. We did not engage another compensation consultant, or request additional recommendations from Top Five, in connection with our determination of fiscal 2008 or fiscal 2009 executive compensation because our Compensation Committee and Board of Directors determined that many of the recommendations made by Top Five with respect to fiscal 2007 continued to be relevant for fiscal 2008 and fiscal 2009. Our Compensation Committee and Board of Directors may engage compensation consultants in the future as they deem it to be necessary or appropriate.

Competitive Benchmarking

In April 2006, Top Five, in consultation with our Compensation Committee, compared our senior management compensation to the senior management compensation at a group of 19 companies (the “Compensation Peer Group”). This Compensation Peer Group represented similarly-situated medical device and diagnostic companies that were identified by Top Five as companies with similar financial growth and as competitors for executive talent. The following companies comprised the Compensation Peer Group:

Abiomed	Conceptus	Palomar Medical Technologies
Adeza Biomedical	Cutera	Surmodics
Angiodynamics	Digene	Thoratec
Aspect Medical Systems	Intralase	Vivus
ATS Medical	Kensey Nash	VNUS Medical Technologies
Biosite	Meridian Bioscience
Cholestech	Orasure Technologies

Top Five measured our relative performance against the Compensation Peer Group over one and three year periods based on the following three financial metrics:

•	total shareholder return;

•	revenue; and

•	EBITDA (earnings before income tax, depreciation and amortization).

The market data obtained regarding the Compensation Peer Group was considered by the Compensation Committee in its fiscal 2008 and fiscal 2009 executive compensation decisions.

Compensation Determinations

The Compensation Committee did not target executive compensation in fiscal 2008 or fiscal 2009 to any specific benchmarks against the Compensation Peer Group, but did generally target total compensation to be competitive with companies in the Compensation Peer Group with similar financial growth rates based on the compensation information for the Compensation Peer Group in fiscal 2006. However, our executive officers’ total potential cash compensation is more heavily weighted toward annual cash incentive bonuses than most companies in the Compensation Peer Group. In addition to any competitive benchmarks the Compensation Committee deems relevant, the Compensation Committee also considers the recommendations from our Chief Executive Officer regarding the compensation of our executive officers who report directly to him. These recommendations generally include annual adjustments to compensation levels, an assessment of each executive officer’s overall individual contribution, scope of responsibilities and level of experience.

Elements of Compensation

Base Salary

We provide an annual base salary to each of our executive officers, including each of the Named Executive Officers listed on the Summary Compensation Table beginning on page 94, (the “Named Executive Officers”). Each base salary is reviewed annually by the Compensation Committee and adjusted for the ensuing year based on both (i) an evaluation of individual job performance during the prior year, and (ii) an evaluation of the compensation levels of similarly-situated executive officers at the Compensation Peer Group and in our industry generally. In determining fiscal 2008 and fiscal 2009 base salaries for our Named Executive Officers our Compensation Committee generally targeted salaries to be between the 25th and 50th percentile of the Compensation Peer Group. Our Compensation Committee considered this 25th and 50th percentile range as a general guideline for the appropriate level of potential salaries, but did not attempt to specifically match this or any other percentile. Our Compensation Committee also considered the recommendations of the Chief Executive Officer regarding the compensation of each of the Named Executive Officers who reported directly to him. However, the Compensation Committee and our Board of Directors did not base their considerations on any single factor but rather considered a mix of factors and evaluated individual salaries against that mix.

Based on the recommendations of the Compensation Committee, our Board of Directors approved the following base salaries (effective May 1, 2007 for fiscal 2008 and April 1, 2008 for fiscal 2009) for our Named Executive Officers:

	Fiscal 2008	Fiscal 2009
Named Executive Officer	Base Salary	Base Salary

Clinton H. Severson	$338,000	$360,000
Alberto R. Santa Ines	$185,000	$200,000
Kenneth P. Aron, Ph.D.	$193,000	$210,000
Vladimir E. Ostoich, Ph.D.	$203,000	$210,000
Christopher M. Bernard	$175,000	$185,000

Our Board of Directors set such increased salaries after considering a peer company analysis of total compensation for executive officers prepared in April 2006 by Top Five and the recommendations of the Compensation Committee. The Compensation Committee recommended that we increase base salaries in amounts designed to reward each of the Named Executive Officers for their performance in the prior year while maintaining base salaries at an appropriately competitive level. Our Compensation Committee did not use any specific formula based on the factors described above to determine the final base salary levels for each Named Executive Officer. For fiscal 2009, Dr. Aron received an increase of 8.8% in his base salary upon his promotion to Chief Technology Officer. Fiscal 2008 and 2009 base salary increases for the Named Executive Officers were as follows:

	Fiscal 2008	Fiscal 2009
	Percent Increase	Percent Increase
Named Executive Officer	in Base Salary	in Base Salary

Clinton H. Severson	4.0%	6.5%
Alberto R. Santa Ines	5.7%	8.1%
Kenneth P. Aron, Ph.D.	4.3%	8.8%
Vladimir E. Ostoich, Ph.D.	4.1%	3.5%
Christopher M. Bernard	16.7%	5.7%

Annual Cash Incentive Bonus

Our annual cash incentive bonus program is an “at-risk” compensation arrangement designed to provide market competitive cash incentive opportunities that reward our executive officers for the achievement of key financial performance goals that we believe are important for us in creating long-term shareholder value. Most importantly, the program is structured to achieve our overall objective of tying this element of compensation to the attainment of company performance goals that will contribute to our financial success and create shareholder value.

Our annual cash incentive bonus paid to each executive officer, including each of our Named Executive Officers, is primarily based upon Abaxis achieving two equally-weighted financial performance goals, quarterly net sales and quarterly pre-tax income. Additionally, the bonus targets established by the Compensation Committee require executive officers to increase annual corporate financial performance during the applicable fiscal year, compared to our previous year’s actual financial results. Accordingly, meeting the bonus targets is highly challenging and requires executive officers to improve financial performance on a year-over-year basis and, thus, a substantial portion of our executive officers’ compensation is at risk if corporate financial results are not achieved during a particular fiscal year. In addition to meeting financial goals, we must not exceed a certain failure rate on our reagents discs in order for cash incentives to be paid to our executive officers. However, our Compensation Committee has the discretion to grant bonuses even if these performance goals are not met.

For fiscal 2008, our Compensation Committee generally targeted total cash compensation to be at or above the 75th percentile of the Compensation Peer Group. Our Compensation Committee considered this 75th percentile target as a general guideline for the appropriate level of potential cash bonus compensation, but did not attempt to specifically match this or any other percentile. In April 2007, our Board of Directors approved the fiscal 2008 target bonus levels for our executive officers. The following table summarizes the fiscal 2008 target bonus amounts and the bonus amounts awarded for fiscal 2008 for our Named Executive Officers:

	Fiscal 2008	Fiscal 2008
Named Executive Officer	Target Bonus	Bonus Awarded

Clinton H. Severson	$480,000	$456,000
Alberto R. Santa Ines	$275,000	$261,250
Kenneth P. Aron, Ph.D.	$275,000	$261,250
Vladimir E. Ostoich, Ph.D.	$275,000	$261,250
Christopher M. Bernard	$250,000	$231,250

Payment of the target bonus is equally weighted between achievement of our quarterly net sales performance goal and our quarterly pre-tax income performance goal. For fiscal 2008, bonuses were earned only if we achieved at least 90% of one or more of our pre-established quarterly net sales and/or quarterly pre-tax income goals. After the initial threshold is met, the amount of the target bonus paid is based on a sliding scale relative to the proportionate achievement of the performance goals. If we achieve 90% of only one performance goal, the payout would be limited to 25% of the aggregate target bonus. For each 1% above 90% of that performance goal, the payout would increase by 2.5% for the aggregate target bonus. The target bonus will be fully earned if at least 100% of both performance goals are achieved. For each 1% above 100% of a performance goal, the payout would increase by 1.5% for the aggregate target bonus. The maximum potential bonus payout is 200% of the target bonus, provided we achieve greater than 133% of at least one of the performance goals. Assuming targets are reached, the bonus payments are paid as follows: 15% of the applicable bonus amount for the first quarter, 25% in the second and third quarters, and 35% in the fourth quarter. At the end of the fourth quarter, the final amount of the bonus earned will be adjusted to reflect overall performance against the year. For the Named Executive Officers, excluding Mr. Bernard, our Vice President of Sales and Marketing for the Domestic Medical Market, the financial targets for fiscal 2008 were based on the company’s annual net sales and pre-tax income goals. Based on these pre-established goals, our other Named Executive Officers received 95% of their target bonus awards for fiscal 2008. Since Mr. Bernard’s responsibility is to manage the sales in the domestic medical market, his financial targets for fiscal 2008 were based on sales for the domestic medical market and on the company’s annual pre-tax income goals. Based on these pre-established goals, Mr. Bernard received 92.5% of his target bonus awards for fiscal 2008.

For fiscal 2009, our Compensation Committee recommended to our Board of Directors that we increase target bonuses in amounts designed to reward each of the Named Executive Officers for their performance in fiscal 2008 while maintaining total compensation at an appropriately competitive level. In April 2008, our Board of Directors approved the fiscal 2009 target bonus levels for our executive officers based on a reasonable increase of approximately 9.0-10.0% over the prior year at an appropriately competitive level in the industry. The following table summarizes the fiscal 2009 target bonus amounts for our Named Executive Officers:

Fiscal 2009
Named Executive Officer	Target Bonus

Clinton H. Severson	$525,000
Alberto R. Santa Ines	$300,000
Kenneth P. Aron, Ph.D.	$300,000
Vladimir E. Ostoich, Ph.D.	$300,000
Christopher M. Bernard	$275,000

We expect payment of the target bonus, as identified above, to continue to be equally weighted at 50% for achievement of our quarterly net sales performance goal and 50% for achievement of our quarterly pre-tax income performance goal. For fiscal 2009, bonuses will only be earned if we achieve at least 90% of one or more of our pre-established quarterly net sales and/or quarterly pre-tax income goals during fiscal 2009. After the initial threshold is met, the amount of the target bonus paid will be based on a sliding scale relative to the proportionate achievement of the performance goals. If we achieve 90% of only one performance goal, the payout would be limited to 25% of the aggregate target bonus. For each 1% above 90% of that performance goal, the payout would increase by 2.5% for the aggregate target bonus. The target bonus will be fully earned if at least 100% of both performance goals are achieved. For each 1% above 100% of a performance goal, the payout would increase by 1.5% for the aggregate target bonus. The maximum potential bonus payout is 200% of the target bonus, provided we achieve greater than 133% of at least one of the performance goals. Assuming targets are reached, we expect that the bonus payments will be paid as follows: 15% of the applicable bonus amount for the first quarter, 25% in the second and third quarters, and 35% in the fourth quarter. At the end of the fourth quarter of fiscal 2009, the final payment will be adjusted to reflect overall performance against the year. Our Compensation Committee and Board of Directors have the discretion to adjust the parameters and performance goals for payment of these annual performance bonuses.

We do not currently have a formal policy regarding adjustments or recovery of awards or payments following a restatement of financial performance targets. In such a circumstance, the Compensation Committee would evaluate whether compensation adjustments were appropriate based upon the facts and circumstances surrounding the restatement.

Long-term Equity Incentive Compensation

Under our 2005 Equity Incentive Plan, we are permitted to award stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation awards or other share-based awards. Beginning in fiscal 2007, we began granting restricted stock units to our executive officers in lieu of other forms of equity-based grants. Prior to fiscal 2007, equity-based grants to our executive officers comprised solely of stock options. There were no equity grants to our current Named Executive Officers in fiscal 2006. Equity grants to our Named Executive Officers in fiscal 2008 and fiscal 2009 are discussed below. We do not currently have stock ownership guidelines for our executive officers.

Stock Options

Prior to fiscal 2007, a substantial portion of our executive compensation arrangement consisted of long-term incentive grants, comprising of stock options. We granted stock options with an exercise price equal to the fair market value of our common stock on the grant date. Accordingly, our executive officers only realize actual compensation value if our shareholders realize value. In addition, we believe the stock options granted to executive officers created retention incentives as the stock options vested over a period of four years based on cliff-vesting terms only as long as executive officers remained an employee with us. For the unvested stock options granted prior to April 1, 2006, we are required to recognize share-based compensation expense over the vesting period in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” which we adopted in fiscal 2007 using the modified prospective method.

Restricted Stock Units

Fiscal 2008 Restricted Stock Unit Grants.  In fiscal 2007, we granted restricted stock units with performance acceleration. Our Board of Directors believed that this form of long-term equity incentive will help ensure executive retention and more directly link executive pay to company financial performance. The four-year time-based vesting of the restricted stock units granted in fiscal 2007 accelerates if certain performance criteria are exceeded during the performance period. For a discussion of the performance criteria, see the table entitled “Outstanding Equity Awards at Fiscal Year End 2008” below. The Compensation Committee approves all restricted stock unit grants to our Named Executive Officers and other executive officers.

In May 2007, after considering an analysis of total compensation for our Named Executive Officers and upon the recommendation of our Compensation Committee, our Board of Directors granted 50,000 restricted stock units to our Chief Executive Officer and 20,000 restricted stock units to each of our other Named Executive Officers. The value of these equity grants was approximately $1.1 million for our Chief Executive Officer and approximately $423,000 for each of our other Named Executive Officers. The Compensation Committee believed that these grants of restricted stock units were appropriate based on our financial performance over the prior year. The four-year time-based vesting terms of the fiscal 2008 restricted stock unit awards are as follows:

•	five percent vesting after the first year of continuous employment;

•	additional ten percent after the second year of continuous employment;

•	additional 15 percent after the third year of continuous employment; and

•	the remaining 70 percent after the fourth year of continuous employment.

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

Fiscal 2009 Restricted Stock Unit Grants.  In April 2008, after considering an analysis of total compensation for our Named Executive Officers and upon the recommendation of the Compensation Committee, our Board of Directors granted 50,000 restricted stock units to our Chief Executive Officer and 20,000 restricted stock units to each of our other Named Executive Officers. The Compensation Committee believed that these grants of restricted stock units were appropriate based on our financial performance over the prior year. The fiscal 2009 restricted stock unit awards vest in the same manner as the fiscal 2008 restricted stock unit awards discussed above. The fiscal 2009 restricted stock units are also not subject to performance-based acceleration. Our Compensation Committee believed that retention of the Named Executive Officers was key to our success and that these additional restricted stock units would be more likely, given the time-based vesting schedule of the restricted stock units, to maximize retention of our Named Executive Officers without performance-based acceleration milestones.

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

Employment Agreements

In August 2005, we entered into an employment agreement with Clinton H. Severson, our President and Chief Executive Officer, which provides Mr. Severson with a severance payment equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause. Certain severance benefits provided pursuant to the Severance Plan (described below in “Change in Control Agreements”) with respect to a change of control supersede those provided pursuant to the employment agreement. None of our other executives have employment agreements with us.

Change in Control Agreements

In July 2006, our Board of Directors, after considering a change of control program analysis from the Compensation Peer Group prepared by Top Five and upon the recommendation of our Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”). The Severance Plan was adopted by our Board of Directors to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control. Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board of Directors. Our Board of Directors has designated the following executive officers as participants in the Severance Plan: Clinton H. Severson, our Chairman, President and Chief Executive Officer; Alberto R. Santa Ines, our Chief Financial Officer and Vice President of Finance; Vladimir E. Ostoich, Ph.D., our Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim; Kenneth P. Aron, Ph.D., our Vice President of Research and Development; Christopher M. Bernard, our Vice President of Sales and Marketing for the Domestic Medical Market; and Martin V. Mulroy, our Vice President of Veterinary Sales and Marketing for North America.

The Severance Plan provides that upon the occurrence of a change of control a participant’s outstanding stock option(s) and restricted stock units will accelerate in full, and any such stock awards shall become immediately exercisable at the closing of the change of control event.

In addition, the Severance Plan provides that, if the participant’s employment is terminated by us for any reason other than cause, death, or disability within 18 months from the change of control date, the participant is eligible to receive severance benefits as follows:

•	a lump sum payment equal to two times the sum of the participant’s annual base salary and the participant’s target annual bonus amount for the year in which the change of control occurs;

•	a lump sum payment relating to all options or equity instruments, which were not exercised as of the termination date, in an amount equal to the difference between the share price established in the change of control transaction and the exercise price of the instrument;

•	payment of 24 months of premiums for medical, dental, disability and life insurance benefits, provided, however, that if the participant becomes eligible to receive comparable benefits under another employer’s plan, the Company’s benefits shall be secondary to those provided under such other plan; and

•	payment of an amount equal to any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended (the “Code”).

Payment of the foregoing severance benefits is conditioned upon the participant’s execution of a valid and effective release of claims against us.

Tax Considerations

Deductibility of Executive Compensation

We have considered the provisions of Section 162(m) of the Code and related Treasury Regulations which restrict deductibility of executive compensation paid to our Named Executive Officers and our other executive officers holding office at the end of any year to the extent such compensation exceeds $1.0 million for any of such officers in any year and does not qualify for an exception under the statute or regulations. The Compensation Committee endeavors to maximize deductibility of compensation under Section 162(m) of the Code to the extent practicable while maintaining a competitive, performance-based compensation program. However, tax consequences, including tax deductibility, are subject to many factors (such as changes in the tax laws and regulations or interpretations thereof and the timing of various decisions by officers regarding stock options) which are beyond the control of both the company and our Compensation Committee. In addition, our Compensation Committee believes that it is important to retain maximum flexibility in designing compensation programs that meet its stated business objectives. For these reasons, our Compensation Committee, while considering tax deductibility as a factor in determining compensation, will not limit compensation to those levels or types of compensation that will be deductible. Our Compensation Committee will continue to consider alternative forms of compensation, consistent with its compensation goals that preserve deductibility. The Compensation Committee does not believe that the components of our compensation will be likely to exceed $1.0 million by a material amount for any affected executive officer in the near future and therefore concluded that no further action with respect to qualifying such compensation for deductibility was necessary at this time.

COMPENSATION COMMITTEE REPORT1

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Based upon this review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

THE COMPENSATION COMMITTEE

Richard J. Bastiani, Ph.D., Chair
Brenton G. A. Hanlon

1 The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Abaxis under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in any such filing.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for fiscal 2008 and 2007, the compensation awarded or paid to, or earned by, our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers at March 31, 2008 (collectively, the “Named Executive Officers”).

						Non-Equity
				Stock	Option	Incentive Plan	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(1)	($)(2)	($)(3)		($)

Clinton H. Severson	2008	336,500	—	253,941	1,099	456,000	11,535	(4)	1,059,075
President, Chief Executive	2007	323,500	—	101,040	8,603	500,250	13,823	(4)	947,216
Officer and Chairman of the Board
Alberto R. Santa Ines	2008	183,846	—	64,597	879	261,250	10,972	(5)	521,544
Chief Financial Officer and	2007	174,008	—	22,453	8,997	287,500	13,227	(5)	506,185
Vice President of Finance
Kenneth P. Aron, Ph.D.	2008	192,077	—	64,597	879	261,250	20,753	(6)	539,556
Vice President of Research	2007	184,054	—	22,453	6,882	287,500	22,592	(6)	523,481
and Development(7)
Vladimir E. Ostoich, Ph.D.	2008	202,077	—	64,597	879	261,250	16,599	(8)	545,402
Vice President of Government	2007	194,100	—	22,453	6,882	287,500	17,013	(8)	527,948
Affairs and Vice President of Marketing for the Pacific Rim
Christopher M. Bernard	2008	172,115	—	64,597	—	231,250	22,256	(10)	490,218
Vice President of Sales and Marketing for the Domestic Medical Market(9)

(1)	Amounts listed in this column represent the compensation cost recognized by us for financial statement reporting purposes for fiscal 2008 and 2007 related to stock options and restricted stock unit awards granted to the Named Executive Officers during fiscal 2008 and 2007 and prior to fiscal 2007. These amounts have been calculated in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). For a discussion of the assumptions used in determining the fair value of awards of stock options and restricted stock units in the above table, see Note 10 of the Notes to Financial Statements included in this Annual Report on Form 10-K.

(2)	Represents aggregate cash performance bonuses earned during each fiscal year based on achievement of corporate financial performance goals, as described under “Executive Compensation — Compensation Discussion and Analysis” above. These bonuses were paid in four quarterly installments within one month following the end of the applicable quarter. Amounts do not include bonuses paid during a fiscal year, with respect to bonuses earned in a prior fiscal year.

(3)	Amounts listed are based upon our actual costs expensed in connection with such compensation.

(4)	In fiscal 2008, consists of $4,378 in supplemental health plan expenses reimbursed by us, $780 in group life insurance paid by us, $752 in disability insurance premiums paid by us and $5,625 in matching contributions made by us to Mr. Severson’s 401(k) account. In fiscal 2007, consists of $4,366 in supplemental health plan expenses reimbursed by us, $780 in group life insurance paid by us, $812 in disability insurance premiums paid by us and $7,865 in matching contributions made by us to Mr. Severson’s 401(k) account.

(5)	In fiscal 2008, consists of $4,490 in supplemental health plan expenses reimbursed by us, $420 in group life insurance paid by us, $437 in disability insurance premiums paid by us and $5,625 in matching contributions made by us to Mr. Santa Ines’ 401(k) account. In fiscal 2007, consists of $4,505 in supplemental health plan expenses reimbursed by us, $420 in group life insurance paid by us, $437 in disability insurance premiums paid by us and $7,865 in matching contributions made by us to Mr. Santa Ines’ 401(k) account.

(6)	In fiscal 2008, consists of $14,222 in supplemental health plan expenses reimbursed by us, $444 in group life insurance paid by us, $462 in disability insurance premiums paid by us and $5,625 in matching contributions made by us to Mr. Aron’s 401(k) account. In fiscal 2007, consists of $14,186 in supplemental health plan expenses reimbursed by us, $444 in group life insurance paid by us, $462 in disability insurance premiums paid by us and $7,500 in matching contributions made by us to Mr. Aron’s 401(k) account.

(7)	Dr. Aron was promoted to Chief Technology Officer in April 2008.

(8)	In fiscal 2008, consists of $10,043 in supplemental health plan expenses reimbursed by us, $444 in group life insurance paid by us, $487 in disability insurance premiums paid by us and $5,625 in matching contributions made by us to Mr. Ostoich’s 401(k) account. In fiscal 2007, consists of $10,058 in supplemental health plan expenses reimbursed by us, $468 in group life insurance paid by us, $487 in disability insurance premiums paid by us and $6,000 in matching contributions made by us to Mr. Ostoich’s 401(k) account.

(9)	Mr. Bernard was not a Named Executive Officer for fiscal 2007.

(10)	In fiscal 2008, consists of $14,222 in supplemental health plan expenses reimbursed by us, $360 in group life insurance paid by us, $375 in disability insurance premiums paid by us and $7,299 in matching contributions made by us to Mr. Bernard’s 401(k) account.

Salary and Bonus in Proportion to Total Compensation.  The following table sets forth the percentage of base salary and annual cash incentive bonus earned by each Named Executive Officer as a percentage of total compensation for fiscal 2008.

		Annual Cash
	Base Salary	Incentive Bonus
	As a Percentage of	As a Percentage of
Named Executive Officer	Total Compensation	Total Compensation

Clinton H. Severson	32%	43%
Alberto R. Santa Ines	35%	50%
Kenneth P. Aron, Ph.D.	36%	48%
Vladimir E. Ostoich, Ph.D.	37%	48%
Christopher M. Bernard	35%	47%

CEO Employment Agreement.  In August 2005, we entered into an employment agreement with Clinton H. Severson, our President and Chief Executive Officer, which provides Mr. Severson with a severance payment equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause. Certain severance benefits provided pursuant to the Severance Plan (described above in “Change of Control Agreements”) with respect to a change of control supersede those provided pursuant to the employment agreement. None of our other executives have employment agreements with us.

Grants of Plan-Based Awards in Fiscal 2008

The following table sets forth the grants of plan-based awards to our Named Executive Officers during fiscal 2008.

								All Other
								Stock
								Awards:	Grant Date
								Number	Fair Value
		Estimated Future Payouts Under			Estimated Future Payouts Under			of Shares	of Stock
		Non-Equity Incentive Plan Awards(1)			Equity Incentive Plan Awards			of Stock	and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)(2)	(#)	($)(3)

Clinton H. Severson	5/15/2007						50,000	—	1,056,500
		120,000	480,000	960,000
Alberto R. Santa Ines	5/15/2007						20,000	—	422,600
		68,750	275,000	550,000
Kenneth P. Aron, Ph.D.	5/15/2007						20,000	—	422,600
		68,750	275,000	550,000
Vladimir E. Ostoich, Ph.D.	5/15/2007						20,000	—	422,600
		68,750	275,000	550,000
Christopher M. Bernard	5/15/2007						20,000	—	422,600
		62,500	250,000	500,000

(1)	Actual cash performance bonuses, which were approved by the Board of Directors upon recommendation by the Compensation Committee based on achievement of corporate financial performance goals for fiscal 2008, were paid in four quarterly installments within one month following the end of the applicable quarter and are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above.

(2)	Each of the equity-based awards reported in the “Grants of Plan-Based Awards” table was granted under, and is subject to, the terms of our 2005 Equity Incentive Plan. The time-based vesting schedule of restricted stock unit grants during fiscal 2008 are described above in “Restricted Stock Units.”

(3)	Represents the fair value of the restricted stock unit award on the date of grant, pursuant to SFAS No. 123(R). See Note 10 of the Notes to Financial Statements included in this Annual Report on Form 10-K for additional information.

Outstanding Equity Awards at Fiscal Year End 2008

The following table shows, for the fiscal year ended March 31, 2008, certain information regarding outstanding equity awards at fiscal year end for our Named Executive Officers.

	Option Awards				Stock Awards
							Equity
							Incentive	Equity
							Plan	Incentive
							Awards:	Plan Awards:
							Number of	Market or
					Number	Market	Unearned	Payout Value
	Number of	Number of			of Shares	Value of	Shares,	of Unearned
	Securities	Securities			or Units	Shares or	Units or	Shares, Units
	Underlying	Underlying			of Stock	Units of	Other	or Other
	Unexercised	Unexercised	Option		That	Stock That	Rights That	Rights That
	Options	Options	Exercise	Option	Have Not	Have Not	Have Not	Have Not
	(#)	(#)	Price	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable(1)	Unexercisable	($)(2)	Date	(#)	($)	(#)	($)(3)

Clinton H. Severson	70,000	—	1.5625	1/26/2009
	150,000	—	4.87	4/24/2011
	10,417	—	3.85	4/22/2013
	50,000 (4)	—	21.65	4/20/2014
							38,000 (5)	880,460
							47,500 (5)	1,100,575
							50,000 (6)	1,158,500
Alberto R. Santa Ines	37,432	—	3.00	7/23/2012
	25,000	—	3.85	4/22/2013
	40,000 (4)	—	21.65	4/20/2014
							19,000 (5)	440,230
							20,000 (6)	463,400
Kenneth P. Aron, Ph.D.	3,109	—	7.5625	2/7/2010
	50,000	—	6.31	10/31/2010
	4,500	—	5.47	7/24/2011
	40,000 (4)	—	21.65	4/20/2014
							19,000 (5)	440,230
							20,000 (6)	463,400
Vladimir E. Ostoich, Ph.D.	25,000	—	1.875	10/26/2008
	25,000	—	2.25	4/27/2009
	16,000	—	8.125	1/25/2010
	9,500	—	5.47	7/24/2011
	40,000	—	3.85	4/22/2013
	22,000 (4)	—	21.65	4/20/2014
							19,000 (5)	440,230
							20,000 (6)	463,400
Christopher M. Bernard							19,000 (5)	440,230
							20,000 (6)	463,400

(1)	Options granted to the Named Executive Officers expire ten years after the grant date. All options vest one-fourth on the first anniversary date of grant and vests at a rate of 1/48th for each full month thereafter, except as otherwise noted.

(2)	Represents the fair value of our common stock on the grant date of the option.

(3)	The value of the equity award is based on the closing price of our common stock of $23.17 on March 31, 2008, as reported on the NASDAQ Global Select Market.

(4)	These options were accelerated in full by our Board of Directors and became fully vested on December 5, 2005. However, pursuant to a lock-up and consent agreement entered into with each of our Named Executive Officers, these options may not be exercised prior to the date on which the exercise would have been permitted under the vesting schedule set forth in footnote 1, or earlier upon the Named Executive Officer’s last day of employment or a change in control. On April 20, 2008, the restrictions under the lock-up and consent agreements expired and 100% of these shares became exercisable.

(5)	The four-year time-based vesting terms of the restricted stock units is as follows, assuming continuous employment: five percent of the shares vest on April 25, 2007; ten percent of the shares vest on April 25, 2008; 15 percent of the shares vest on April 25, 2009; and 70 percent of the shares vest on April 25, 2010. Additionally, these restricted stock unit awards are also subject to accelerated vesting upon achieving the following performance-based milestones:

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

• upon satisfaction of certain regulatory requirements prior to March 31, 2008, an additional vesting of 10% would be awarded; or

• upon attainment of a certain level of operating income per share for any fiscal year during the four-year vesting period, the restricted stock units will accelerate in full.

To date, none of the foregoing performance-based milestones required for acceleration has been achieved. In each case, vesting of the equity award is conditioned upon the Named Executive Officer’s continuous employment through the applicable vesting date.

(6)	The four-year time-based vesting terms of the restricted stock units is as follows, assuming continuous employment: five percent of the shares vest on April 30, 2008; ten percent of the shares vest on April 30, 2009; 15 percent of the shares vest on April 30, 2010; and 70 percent of the shares vest on April 30, 2011.

Option Exercises and Stock Vested in Fiscal 2008

The following table shows all shares of common stock acquired upon exercise of stock options and value realized upon exercise, and all stock awards vested and value realized upon vesting, held by our Named Executive Officers during fiscal 2008.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Realized
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)(2)

Clinton H. Severson	70,000	2,200,160	4,500	102,735
Alberto R. Santa Ines	62,568	1,347,913	1,000	22,830
Kenneth P. Aron, Ph.D.	59,391	1,011,227	1,000	22,830
Vladimir E. Ostoich, Ph.D.	56,000	817,289	1,000	22,830
Christopher M. Bernard	—	—	1,000	22,830

(1)	The value realized equals the difference between the option exercise price and the fair market value of our common stock on the date of exercise, as reported on the NASDAQ Global Market, multiplied by the number of shares for which the option was exercised.

(2)	The value realized on vesting of restricted stock units equals the fair market value of our common stock on the settlement date, multiplied by the number of shares that vested.

Severance and Change in Control Agreements

Employment Agreement

In August 2005, we entered into an employment agreement with Clinton H. Severson, our President and Chief Executive Officer, which provides Mr. Severson with a severance payment equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause. Certain severance benefits provided pursuant to the Severance Plan (described below in “Change of Control Agreements”) with respect to a change of control supersede those provided pursuant to the employment agreement. None of our other executives have employment agreements with us.

Executive Change of Control Severance Plan

In July 2006, our Board of Directors, after considering a change of control program analysis from the Compensation Peer Group prepared by an independent compensation expert and upon the recommendation of the Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”). The Severance Plan was adopted by the Board to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control. Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board. The Board has designated the following executive officers as participants in the Severance Plan: Clinton H. Severson, our Chairman, President and Chief Executive Officer; Alberto R. Santa Ines, our Chief Financial Officer and Vice President of Finance; Kenneth P. Aron, Ph.D., our Vice President of Research and Development; Vladimir E. Ostoich, Ph.D., our Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim; Christopher M. Bernard, our Vice President of Sales and Marketing for the Domestic Medical Market; and Martin V. Mulroy, our Vice President of Veterinary Sales and Marketing for North America.

The Severance Plan provides that upon the occurrence of a change of control a participant’s outstanding stock option(s) and restricted stock units will accelerate in full, and any such stock awards shall become immediately exercisable at the closing of the change of control event.

In addition, the Severance Plan provides that, if the participant’s employment is terminated by us for any reason other than cause, death, or disability within 18 months from the change of control date, the participant is eligible to receive severance benefits as follows:

•	a lump sum payment equal to two times the sum of the participant’s annual salary and the participant’s target annual bonus amount for the year in which the change of control occurs;

•	a lump sum payment relating to all options or equity instruments, which were not exercised as of the termination date, in an amount equal to the difference between the share price established in the change of control transaction and the exercise price of the instrument;

•	payment of 24 months of premiums for medical, dental, disability and life insurance benefits, provided, however, that if the participant becomes eligible to receive comparable benefits under another employer’s plan, the Company’s benefits shall be secondary to those provided under such other plan; and

•	payment of an amount equal to any excise tax imposed under Section 4999 of the Internal Revenue Code of 1986, as amended.

Payment of the foregoing severance benefits is conditioned upon the participant’s execution of a valid and effective release of claims from us.

Incentive Plans

Under our 2005 Equity Incentive Plan, (the “2005 EIP”) in the event of a “change in control,” as such term is defined by the 2005 EIP, the surviving, continuing, successor or purchasing entity or its parent may, without the consent of any participant, either assume or continue in effect any or all outstanding options and stock appreciation rights or substitute substantially equivalent options or rights for its stock. Any options or stock appreciation rights which are not assumed or continued in connection with a change in control or exercised prior to the change in control will terminate effective as of the time of the change in control. Our Compensation Committee may provide for the acceleration of vesting of any or all outstanding options or stock appreciation rights upon such terms and to such extent as it determines. The 2005 EIP also authorizes our Compensation Committee, in its discretion and without the consent of any participant, to cancel each or any outstanding option or stock appreciation right upon a change in control in exchange for a payment to the participant with respect to each vested share (and each unvested share if so determined by the Compensation Committee) subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share under the award. The Compensation Committee, in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of any stock award, restricted stock unit award, performance share or performance unit, cash-based award or other share-based award held by a participant upon such conditions and to such extent as determined by our Compensation Committee. It is currently anticipated that awards granted to executive officers will accelerate fully on a change of control. The vesting of non-employee director awards granted under the 2005 EIP automatically will accelerate in full upon a change in control.

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

As described above, certain additional compensation is payable to a Named Executive Officer (i) if his employment was involuntarily terminated without cause, (ii) upon a change in control or (iii) if his employment was terminated involuntarily following a change in control. The amounts shown in the table below assume that such termination was effective as of March 31, 2008, and do not include amounts in which the Named Executive Officer had already vested as of March 31, 2008. The actual compensation to be paid can only be determined at the time of the change in control and/or a Named Executive Officer’s termination of employment.

Potential Payments Upon Termination or Change in Control

			Involuntary
	Involuntary		Termination without
	Termination		Cause Following a
	without	Change in Control	Change in Control
Executive Benefits and Payments Upon Separation	Cause(1)	(No Termination)	(2)

Clinton H. Severson
Salary and bonus	$1,714,000	—	$1,714,000
Vesting of restricted stock units(3)	$3,139,535	$3,139,535	$3,139,535
Health and welfare benefits	$11,820	—	$11,820
Total	$4,865,355	$3,139,535	$4,865,355
Alberto R. Santa Ines
Salary and bonus	—	—	$962,692
Vesting of restricted stock units(3)	—	$903,630	$903,630
Health and welfare benefits	—	—	$10,694
Excise tax reimbursement(4)	—	—	$79,588
Total	—	$903,630	$1,956,604
Kenneth P. Aron, Ph.D.
Salary and bonus	—	—	$980,224
Vesting of restricted stock units(3)	—	$903,630	$903,630
Health and welfare benefits	—	—	$30,256
Total	—	$903,630	$1,914,110
Vladimir E. Ostoich, Ph.D.
Salary and bonus	—	—	$1,001,193
Vesting of restricted stock units(3)	—	$903,630	$903,630
Health and welfare benefits	—	—	$21,948
Total	—	$903,630	$1,926,771
Christopher M. Bernard
Salary and bonus	—	—	$874,657
Vesting of restricted stock units(3)	—	$903,630	$903,630
Health and welfare benefits	—	—	$29,914
Excise tax reimbursement(5)	—	—	$158,640
Total	—	$903,630	$1,966,841

(1)	Amounts relate to payments to Mr. Severson equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause (as defined in Mr. Severson’s employment agreement).

(2)	Amounts assume that the Named Executive Officer was terminated without cause or due to constructive termination during the 18-month period following a change in control.

(3)	The value of the restricted stock unit assumes that the market price per share of our common stock on the date of termination of employment was equal to the closing price of our common stock of $23.17 on March 31, 2008, as reported on the NASDAQ Global Select Market.

(4)	For purposes of computing the excise tax reimbursement payments, base amount calculations are based on Mr. Santa Ines’ taxable wages for the fiscal years 2003 through 2008.

(5)	For purposes of computing the excise tax reimbursement payments, base amount calculations are based on Mr. Bernard’s taxable wages for the fiscal years 2006 through 2008, when he joined us in fiscal 2006.

DIRECTOR COMPENSATION

Director Compensation Table

The table below summarizes the compensation paid to our non-employee directors for fiscal 2008.

	Fees Earned or			All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Total
Name(1)	($)	($)(2)(3)(4)	($)(5)	($)(6)	($)

Richard J. Bastiani, Ph.D.	24,000	32,548	—	—	56,548
Henk J. Evenhuis	27,000	32,548	—	—	59,548
Brenton G. A. Hanlon	23,000	32,548	—	—	55,548
Prithipal Singh, Ph.D.	22,000	32,548	—	—	54,548
Ernest S. Tucker, III, M.D.	22,000	32,548	—	938	55,486

(1)	Clinton H. Severson, our Chief Executive Officer and Director, is not included in this table as he is an employee of the Company and receives no compensation for his services as a director. The compensation received by Mr. Severson as an employee is shown in the “Summary Compensation Table” above.

(2)	Amounts listed in this column represent our accounting expense for these awards, over the requisite service period, in accordance with SFAS No. 123(R). For a discussion of the assumptions used in determining the fair value of awards of restricted stock units in the above table, see Note 10 of the Notes to Financial Statements in this Annual Report on Form 10-K. Restricted stock units were not granted to non-employee directors prior to fiscal 2007. No stock awards were forfeited by any of our non-employee directors during fiscal 2008.

(3)	Each non-employee director listed in the table above was granted an award of 1,500 restricted stock units on May 15, 2007 under our 2005 EIP. The grant date fair value, as determined in accordance with SFAS No. 123(R), of the restricted stock units granted during fiscal 2008 for each of the directors listed in the table above was $31,695.

(4)	As of March 31, 2008, each of our non-employee directors held 1,500 shares of unvested restricted stock units.

(5)	No options were awarded to our non-employee directors in fiscal 2007 or fiscal 2008. As of March 31, 2008, the non-employee director held the following number of outstanding options: Dr. Bastiani, 28,000; Mr. Evenhuis, 18,000; Mr. Hanlon, 28,000; Dr. Singh, 26,000; and Dr. Tucker, 13,000 shares.

(6)	Represents the reimbursement of travel expenses.

Cash Compensation Paid to Board Members

During fiscal 2008, all non-employee directors received an annual retainer of $12,000. The non-employee Chairs of our Audit Committee and Compensation Committee received an annual supplement of $5,000 and $2,000, respectively. Our non-employee directors each received $1,250 per board meeting attended and $1,000 per committee meeting attended. We also reimburse our non-employee directors for reasonable travel expenses incurred in connection with attending board and committee meetings. Directors who are employees receive no compensation for their service as directors.

Equity Compensation Paid to Board Members

Non-employee directors are eligible to receive awards under the 2005 EIP, but such awards are discretionary and not automatic. In fiscal 2008 and fiscal 2007, each non-employee director received an annual equity award of 1,500 restricted stock units granted under the 2005 EIP. Each award of restricted stock units represents the right of the participant to receive, without payment of monetary consideration, on the vesting date, a number of shares of common stock equal to the number of units vesting on such date. Subject to the director’s continued service with us through the applicable vesting date, each restricted stock unit award will vest in full 12 months after the grant date. Under the terms of the 2005 EIP, the vesting of each non-employee director restricted stock unit award will also be accelerated in full in the event of a “change in control,” as defined in the 2005 EIP.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 31, 2008 by (i) each of the Named Executive Officers in the Summary Compensation Table; (ii) each of our directors; (iii) all of our executive officers and directors as a group and (iv) four holders of at least five percent of our common stock. The persons named in the table have sole or shared voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

		Percent of Abaxis
	Shares	Common Stock
	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned(1)

Five Percent Holders:
Next Century Growth Investors, LLC.(3)	1,756,185	7.8%
Brown Capital Management, Inc.(4)	1,606,215	7.1%
Kayne Anderson Rudnick Investment Management, LLC(5)	1,491,156	6.6%
Wasatch Advisors, Inc.(6)	1,191,183	5.3%
Executive Officers:(2)
Clinton H. Severson(7)	658,801	2.9%
Vladimir E. Ostoich, Ph.D.(8)	401,356	1.8%
Alberto R. Santa Ines(9)	122,990	*
Kenneth P. Aron, Ph.D.(10)	109,098	*
Christopher M. Bernard(11)	2,569	*
Outside Directors:(2)
Richard J. Bastiani, Ph.D.(12)	78,000	*
Brenton G. A. Hanlon(13)	31,000	*
Prithipal Singh, Ph.D.(14)	29,000	*
Ernest S. Tucker, III, M.D.(15)	13,000	*
Henk J. Evenhuis(16)	21,000	*
Executive officers and directors as a group (12 persons)(17)	1,483,434	6.6%

*	Less than one percent.

(1)	The percentages shown in this column are calculated based on 21,748,392 shares of common stock outstanding on May 31, 2008 and includes shares of common stock that such person or group had the right to acquire on or within 60 days after that date, including, but not limited to, upon the exercise of options.

(2)	The business address of the beneficial owners listed is c/o Abaxis, Inc., 3240 Whipple Road, Union City, CA 94587.

(3)	Based on information set forth in a Schedule 13G filed with the SEC on February 14, 2008 by Next Century Growth Investors, LLC., reporting shared power to vote and dispose of 1,756,185 shares. The business address for Next Century Growth Investors, LLC, Thomas L. Press and Donald M. Longlet is 5500 Wayzata Boulevard, Suite 1275, Minneapolis, MN 55416.

(4)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 12, 2008 by Brown Capital Management, Inc., reporting sole power to vote and dispose of 728,600 and 1,606,215 shares, respectively. The business address for Brown Capital Management, Inc. is 1201 North Calvert Street, Baltimore, MD 21202.

(5)	Based on information set forth in a Schedule 13G filed with the SEC on February 11, 2008 by Kayne Anderson Rudnick Investment Management, LLC, reporting sole power to vote and dispose of 1,491,156 shares. The business address for Kayne Anderson Rudnick Investment Management, LLC is 1800 Avenue of the Stars, 2nd Floor, Los Angeles, CA 90067.

(6)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 11, 2008 by Wasatch Advisors, Inc., reporting sole power to vote and dispose of 1,191,183 shares. The business address for Wasatch Advisors, Inc. is 150 Social Hall Avenue, Salt Lake City, UT 84111.

(7)	Includes:

•	378,484 shares held by Mr. Severson; and

•	280,317 shares subject to stock options exercisable by Mr. Severson within sixty days of May 31, 2008.

(8)	Includes:

•	97,773 shares held by Dr. Ostoich;

•	26,355 shares held by Dr. Ostoich’s IRA;

•	22,400 shares held by Mrs. Ostoich’s IRA;

•	117,328 shares held by the Vladimir Ostoich and Liliana Ostoich Trust Fund, for the benefit of Dr. Ostoich and his wife; and

•	137,500 shares subject to stock options exercisable by Dr. Ostoich within sixty days of May 31, 2008.

(9)	Includes:

•	20,558 shares held by Mr. Santa Ines; and

•	102,432 shares subject to stock options exercisable by Mr. Santa Ines within sixty days of May 31, 2008.

(10)	Includes:

•	11,489 shares held by Dr. Aron; and

•	97,609 shares subject to stock options exercisable by Dr. Aron within sixty days of May 31, 2008.

(11)	Reflects:

•	2,569 shares held by Mr. Bernard.

(12)	Includes:

•	50,000 shares held by Dr. Bastiani; and

•	28,000 shares subject to stock options exercisable by Dr. Bastiani within sixty days of May 31, 2008.

(13)	Includes:

•	3,000 shares held by Mr. Hanlon; and

•	28,000 shares subject to stock options exercisable by Mr. Hanlon within sixty days of May 31, 2008.

(14)	Includes:

•	7,000 shares held by Dr. Singh; and

•	22,000 shares subject to stock options exercisable by Dr. Singh within sixty days of May 31, 2008.

(15)	Reflects:

•	13,000 shares subject to stock options exercisable by Dr. Tucker within sixty days of May 31, 2008.

(16)	Includes:

•	3,000 shares held by Mr. Evenhuis; and

•	18,000 shares subject to stock options exercisable by Mr. Evenhuis within sixty days of May 31, 2008.

(17)	Includes:

•	743,885 shares held by all executive officers and directors as a group; and

•	739,549 shares subject to stock options exercisable by all executive officers and directors as a group within sixty days of May 31, 2008.

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

From time to time we issue warrants to purchase shares of our common stock to non-employees, such as service providers and purchasers of our preferred stock. As of March 31, 2008, there were no warrants outstanding to purchase shares of common stock.

The following table provides aggregate information as of March 31, 2008 regarding outstanding options, unvested restricted stock units and shares reserved under our equity compensation plans.

Equity Compensation Information

Number of
	Securities to be			Number of Securities
	Issued Upon			Remaining Available
	Exercise of	Weighted-Average		for Future Issuance
	Outstanding	Exercise Price of		Under Equity
	Options, Warrants	Outstanding Options,		Compensation
Plan Category	and Rights	Warrants and Rights		Plans(1)

Equity compensation plans approved by our shareholders:
2005 Equity Incentive Plan(2)	1,483,000	$8.00	(3)	442,000
1992 Outside Directors’ Stock Option Plan	55,000	$4.55		—

Equity securities not approved by our shareholders:	—	—		—

Total:	1,538,000	$7.82	(3)	442,000

(1)	The shares are available for award grant purposes under the Equity Incentive Plan and excludes shares listed under the column “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(2)	The Equity Incentive Plan amended and restated the 1998 Stock Option Plan in October 2005. To date, share-based awards granted under the Equity Incentive Plan includes stock options and restricted stock units.

(3)	Excludes outstanding and unvested restricted stock unit awards, for which there is no exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the fiscal year ended March 31, 2008, there was not, nor is there any currently proposed transaction or series of similar transactions to which Abaxis was or is to be a party in which the amount involved exceeds $120,000 and in which any executive officer, director or holder of more than 5% of any class of voting securities of Abaxis and members of that person’s immediate family had or will have a direct or indirect material interest, other than as set forth in the “Summary Compensation Table” above.

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

For the fiscal years ended March 31, 2008 and 2007, our independent registered public accounting firm, Burr, Pilger & Mayer LLP billed the approximate fees set forth below.

	Year Ended March 31,
	2008	2007

Audit Fees(1)	$614,000	$580,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees(2)	—	—

Total All Fees	$614,000	$580,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements, including attestation services related to Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	All other fees consist of fees for products and services other than the services reported above.

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

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following financial statements, schedules and exhibits are filed as part of this report:

1.	Financial Statements — The Financial Statements required by this item are listed on the Index to Financial Statements in Part II, Item 8 of this report, which is incorporated by reference herein.

2.	Financial Statement Schedules —

•	Schedule II — Valuation and Qualifying Accounts and Reserves

•	Other financial statement schedules are not included because they are not required or the information is otherwise shown in the financial statements or notes thereto.

3.	Exhibits — The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this report.

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

Abaxis, Inc.

Schedule II
Valuation and Qualifying Accounts and Reserves
Years ended March 31, 2008, 2007 and 2006

	Balance at	Additions	Deductions	Balance at
	Beginning of	Charged to	from	End of
Description	Year	Expenses	Reserves	Year

Year ended March 31, 2008:
Allowance for Doubtful Accounts	$174,000	$114,000	$42,000	$246,000
Reserve for Sales Allowances	368,000	51,000	393,000	26,000

Total Reserve for Doubtful Accounts and Sales Allowances	$542,000	$165,000	$435,000	$272,000

Year ended March 31, 2007:
Allowance for Doubtful Accounts	$109,000	$78,000	$13,000	$174,000
Reserve for Sales Allowances	234,000	849,000	715,000	368,000

Total Reserve for Doubtful Accounts and Sales Allowances	$343,000	$927,000	$728,000	$542,000

Year ended March 31, 2006:
Allowance for Doubtful Accounts	$204,000	$83,000	$178,000	$109,000
Reserve for Sales Allowances	278,000	549,000	593,000	234,000

Total Reserve for Doubtful Accounts and Sales Allowances	$482,000	$632,000	$771,000	$343,000

Exhibit Index

Exhibit
No.		Description of Document

3.1		Restated Articles of Incorporation (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 1993 and incorporated herein by reference.)
3.2		By-laws (Filed with the Securities and Exchange Commission in our Registration Statement No. 33-44326 on December 11, 1991 and incorporated herein by reference.)
3.3		Amendment to the By-laws (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on July 30, 2007 and incorporated herein by reference.)
4.1		Registration Rights Agreement, dated as of March 29, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on May 13, 2002 and incorporated herein by reference.)
4.2		Form of Warrant Agreement issued to purchasers of Series E Convertible Preferred Stock (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on May 13, 2002 and incorporated herein by reference.)
4.3		Abaxis, Inc. and Equiserve Trust Company, N.A. as Rights Agent, Rights Agreement, dated as of April 23, 2003 (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on May 16, 2003 and incorporated herein by reference.)
4.4		Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3.
10	.1*	1989 Stock Option Plan, as amended and restated as the 1998 Stock Option Plan (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.)
10	.2*	1992 Outside Directors Stock Option Plan and forms of agreement (Filed with the Securities and Exchange Commission as an exhibit with our Def 14A Proxy Statement on August 10, 1992 and incorporated herein by reference.)
10	.3*	401(k) Defined Contribution Plan (Filed with the Securities and Exchange Commission in our Registration Statement No. 33-44326 on December 11, 1991 and incorporated herein by reference.)
10	.4+	Licensing agreement between Abaxis, Inc. and Pharmacia Biotech, Inc., dated October 1, 1994 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.)
10.5		Lease Agreement with Principal Development Investors, LLC, dated June 21, 2000 (Filed with the Securities and Exchange Commission as an exhibit with our Registration Statement on Form S-3 on January 10, 2001 and incorporated herein by reference.)
10.6		Loan and Security Agreement with Comerica Bank California, dated March 13, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.)
10.7		First and Second Modification to Loan and Security Agreement with Comerica Bank California, dated March 29, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.)
10.8		Loan Revision/Extension Agreement with Comerica Bank California, dated March 29, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.)
10.9		Loan Revision/Extension Agreement with Comerica Bank California, dated September 23, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.)
10	.10+	Letter Setting Forth Additional Terms of Relationship Between Abaxis, Inc. and Pharmacia Biotech, dated as of June 9, 1997 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.)
10	.11+	Private Label Manufacturing and Supply Agreement by and between Diatron Messtechnik GmbH and Abaxis, Inc., dated November 13, 2003 (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and incorporated herein by reference.)

Exhibit
No.		Description of Document

10.12		Distribution Agreement by and between Scil Animal Care Company GmbH and Abaxis, Inc., dated September 1, 2001 (Filed with the Securities and Exchange Commission as an exhibit with Amendment Number One to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002, on December 24, 2002 and incorporated herein by reference.)
10.13		Loan and Security Agreement by and between Abaxis, Inc. and Comerica Bank California, dated as of September 8, 2003 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.)
10.14		First Modification to Business Loan Agreement with Comerica Bank California, dated September 15, 2004 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)
10	.15*	Employment Agreement with Mr. Clinton H. Severson, dated July 11, 2005 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.)
10	.16*	2005 Equity Incentive Plan, including related agreements and forms (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and incorporated herein by reference.)
10	.17*	Abaxis, Inc. Executive Change of Control Severance Plan (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and incorporated herein by reference.)
10	.18+	Amendment, dated September 21, 2006, to the Private Label Manufacturing and Supply Agreement by and between Diatron Messtechnik GmbH and Abaxis, Inc., dated November 13, 2003 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)
10	.19+	Distribution Agreement by and between Walco International, Inc. (d/b/a DVM Resources) and Abaxis, Inc., dated April 1, 2006. (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)
10	.20*	Fiscal 2009 Base Salary and Target Bonus for the Named Executive Officers (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on April 29, 2008 and incorporated herein by reference.)
10	.21++	Addendum, dated February 28, 2008, to the Private Label Manufacturing and Supply Agreement by and between Diatron Messtechnik GmbH and Abaxis, Inc., dated November 13, 2003
10	.22*	Form of Indemnification Agreement entered into by Abaxis, Inc. with each of its directors and executive officers
23.1		Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney. Reference is made to the Signature Page hereto.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment of certain portions of this agreement has been granted by the Securities and Exchange Commission.

++	Confidential treatment of certain portions of this agreement has been requested from the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

#	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 13, 2008.

ABAXIS, INC.

By:	/s/ Clinton H. Severson
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

Signature	Title	Date

/s/ Clinton H. Severson Clinton H. Severson	President, Chief Executive Officer and Director (Principal Executive Officer)	June 13, 2008

/s/ Alberto R. Santa Ines Alberto R. Santa Ines	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	June 13, 2008

/s/ Richard J. Bastiani, Ph.D. Richard J. Bastiani, Ph.D.	Director	June 13, 2008

/s/ Henk J. Evenhuis Henk J. Evenhuis	Director	June 13, 2008

/s/ Brenton G. A. Hanlon Brenton G. A. Hanlon	Director	June 13, 2008

/s/ Prithipal Singh, Ph.D. Prithipal Singh, Ph.D.	Director	June 13, 2008

/s/ Ernest S. Tucker III Ernest S. Tucker III	Director	June 13, 2008