Form 10-Q
period 2008-06-30
ABAXIS INC
filed 2008-08-08
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission File Number 000-19720
ABAXIS, INC.
(Exact name of registrant as specified in its charter)

California	77-0213001
(State of Incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule
12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of August 6, 2008, there were 21,782,000 shares of the Registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q
For the Quarter Ended June 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements (Unaudited)
ABAXIS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	June 30,
	2008	2007

Revenues	$24,572	$22,931
Cost of revenues	11,069	9,915

Gross profit	13,503	13,016

Operating expenses:
Research and development	1,997	1,653
Sales and marketing	5,827	5,229
General and administrative	1,662	1,651

Total operating expenses	9,486	8,533

Income from operations	4,017	4,483
Interest and other income (expense), net	462	499

Income before income taxes	4,479	4,982
Income tax provision	1,703	1,884

Net income	$2,776	$3,098

Net income per share:
Basic net income per share	$0.13	$0.15

Diluted net income per share	$0.12	$0.14

Shares used in the calculation of net income per share:
Weighted average common shares outstanding — basic	21,735,000	21,311,000

Weighted average common shares outstanding — diluted	22,398,000	22,102,000

Share-based compensation expense by function:
Cost of revenues	$35	$20
Research and development	61	35
Sales and marketing	137	80
General and administrative	168	122

Total share-based compensation expense	$401	$257

See accompanying Notes to the Unaudited Condensed Financial Statements.

ABAXIS, INC.
CONDENSED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	March 31,
	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$23,031	$17,219
Short-term investments	6,991	6,991
Trade receivables (net of allowances of $305 at June 30, 2008 and $272 at March 31, 2008)	20,952	20,873
Inventories, net	18,358	18,657
Prepaid expenses	1,190	427
Net deferred tax asset — current	2,760	2,426

Total current assets	73,282	66,593
Long-term investments	31,559	35,463
Property and equipment, net	14,727	14,599
Intangible assets, net	356	375
Other assets	—	5
Net deferred tax asset — non-current	3,855	3,868

Total assets	$123,779	$120,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,808	$6,421
Accrued payroll and related expenses	3,447	4,277
Other accrued liabilities	1,209	1,369
Deferred revenue	875	807
Warranty reserve	1,108	1,219

Total current liabilities	11,447	14,093

Non-current liabilities:
Deferred rent	251	286
Deferred revenue	1,409	1,146
Warranty reserve	1,007	729

Total non-current liabilities	2,667	2,161

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 35,000,000 shares authorized; 21,768,000 and 21,706,000 shares issued and outstanding at June 30, 2008 and at March 31, 2008, respectively	111,188	109,031
Accumulated deficit	(191)	(2,967)
Accumulated other comprehensive loss	(1,332)	(1,415)

Total shareholders’ equity	109,665	104,649

Total liabilities and shareholders’ equity	$123,779	$120,903

See accompanying Notes to the Unaudited Condensed Financial Statements.

ABAXIS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$2,776	$3,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,004	810
(Gain) loss on disposal of property and equipment	(20)	2
Share-based compensation expense	401	257
Excess tax benefits from share-based awards	(1,773)	(119)
Deferred income taxes	1,439	1,682
Changes in assets and liabilities:
Trade receivables, net	(79)	1,581
Inventories, net	(296)	(2,142)
Prepaid expenses	(763)	386
Other assets	5	9
Accounts payable	(1,613)	(952)
Accrued payroll and related expenses	(830)	(778)
Other accrued liabilities	(160)	(78)
Deferred rent	(35)	(24)
Deferred revenue	331	(247)
Warranty reserve	167	63

Net cash provided by operating activities	554	3,548

Cash flows from investing activities:
Purchases of available-for-sale investments	—	(14,675)
Purchases of held-to-maturity investments	(6,991)	(9,240)
Proceeds from redemptions of available-for-sale investments	4,000	—
Proceeds from maturities of held-to-maturity investments	6,991	18,628
Purchases of property and equipment	(524)	(721)
Proceeds from disposal of property and equipment	20	—

Net cash provided by (used in) investing activities	3,496	(6,008)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans, net	(11)	1,317
Excess tax benefits from share-based awards	1,773	119

Net cash provided by financing activities	1,762	1,436

Net increase (decrease) in cash and cash equivalents	5,812	(1,024)
Cash and cash equivalents at beginning of period	17,219	10,183

Cash and cash equivalents at end of period	$23,031	$9,159

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$4

Cash paid for income taxes, net of refunds	$144	$18

Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$83	$—

Transfers of equipment between inventory and property and equipment	$589	$280

Capitalized share-based compensation	$(6)	$7

Common stock withheld for employee taxes in connection with share-based compensation	$229	$90

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
Basis of Presentation. The unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three month period ended June 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2009 or for any future period.
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
Use of Estimates in Preparation of Financial Statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include allowance for doubtful accounts, fair value of investments, sales and other allowances, inventory reserves, income taxes, valuation allowance for deferred tax assets, share-based compensation and warranty reserves. Actual results may differ from these estimates.
NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In March 2008, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is intended to enable investors to better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS No. 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 will become effective for the Company on April 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 161 on its financial statements.
In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141(R) will become effective for the Company on April 1, 2009. The Company is currently evaluating the impact of adopting SFAS No. 141(R) on its financial statements.
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
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Unrealized gains and losses on instruments for which the fair value option has been elected are reported in earnings at each subsequent reporting period. SFAS No. 159 is applied prospectively upon adoption. The Company adopted SFAS No. 159 effective April 1, 2008. The Company did not elect the fair value option for any of its financial assets or financial liabilities.

NOTE 3. FAIR VALUE MEASUREMENTS
On April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial assets and financial liabilities. In February 2008, the FASB issued FSP FAS 157-2 “Effective Date of FASB Statement No. 157” (“FSP 157-2”) which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial position, cash flows or results of operations.
SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2: Directly or indirectly observable market based inputs used in models or other valuation methodologies.
Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.
The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of June 30, 2008 (in thousands):

	As of June 30, 2008
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$23,031	$—	$—	$23,031
Short-term investments:
Certificate of deposits	6,991	—	—	6,991
Long-term investments:
Auction rate securities	—	—	31,559	31,559

Total assets at fair value	$30,022	$—	$31,559	$61,581

(1)	Cash and cash equivalents as of June 30, 2008 consisted of $12.6 million in cash and $10.4 million in cash equivalents, consisting of money market mutual funds.
The fair value of the Company’s Level 1 financial assets are based on quoted market prices of the underlying security. As of June 30, 2008, the Company did not have any Level 2 financial assets or liabilities.
Assets measured at fair value on a recurring basis using significant unobservable Level 3 inputs consist of auction rate securities. As of June 30, 2008, the Company held $33.0 million par value of investments in auction rate securities that were structured to periodically reset through auctions ranging from seven to 28 days. As of June 30, 2008, $29.4 million par value of the Company’s auction rate securities were collateralized by municipal bonds and the remaining $3.6 million par value of the Company’s auction rate securities were collateralized by a variety of securities, including real estate income trust, preferred stock, convertible preferred stock, high yield bonds, high dividend equities or other stock. All of these investments in auction rate securities were rated AAA and the Company continues to earn interest on its auction rate securities at the contractual rate.
Until February 2008, the market for the Company’s auction rate securities was highly liquid. Starting in February 2008, the auctions on the Company’s auction rate securities began to fail because the amount of securities submitted for sale began to exceed the amount of purchase orders for such securities. The credit market has not materially improved and auctions on the Company’s auction rate securities continue to fail. As a result, the Company will not be able to access these funds until future auctions for these securities are successful, until a secondary market is established, or until these securities are called for redemption. When an auction fails, the estimated fair value of these investments no longer approximates par value. Accordingly, the Company’s auction rate securities were classified as long-term investments at March 31, 2008 and at June 30, 2008 on its balance sheet because of the Company’s inability to determine when its investments in auction rate securities would be sold. At June 30, 2008, the fair value of the Company’s auction rate securities was $31.6 million. During the three months ended June 30, 2008, $4.0 million of the Company’s auction rate securities were redeemed at 100% of par value by the issuer of the auction rate securities.

At June 30, 2008, observable market information related to auction rate securities was not available to determine the fair value of the Company’s investments. Therefore, the Company estimated fair value using valuation models that relied on Level 3 inputs to value the securities, including expected future cash flows, market rate of return, term to maturity, assessment of credit quality and overall capital market liquidity. The valuation of the auction rate securities is subject to uncertainties that are difficult to predict and require significant judgment. Factors that may impact the Company’s valuation in the future include, changes to credit ratings of the securities, changes to the underlying assets supporting the auction rate securities, rates of default of the underlying assets, discount rates, strength and quality of the credit market and liquidity.
The following table summarizes the changes in the carrying value associated with Level 3 financial assets for the three months ended June 30, 2008 (in thousands):

Auction Rate
Securities
Balance at March 31, 2008	$35,463
Redemptions during the period	(4,000)
Transfers	—
Total gain or loss (realized or unrealized)
Included in earnings (loss)	—
Included in other comprehensive loss	96

Balance at June 30, 2008	$31,559

NOTE 4. INVESTMENTS
The following table summarizes, by major security type, the cost and fair value of investments (in thousands):

	June 30, 2008
		Unrealized	Fair
	Cost	Gain (Loss)	Value
Short-term investments
Held-to-maturity:
Certificate of deposits	$6,991	$—	$6,991

Total short-term investments in held-to-maturity	$6,991	$—	$6,991

Long-term investments
Available-for-sale:
Auction rate securities	$32,975	$(1,416)	$31,559

Total long-term investments in available-for-sale	$32,975	$(1,416)	$31,559

	March 31, 2008
		Unrealized	Fair
	Cost	Gain (Loss)	Value
Short-term investments
Held-to-maturity:
Certificate of deposits	$2,974	$—	$2,974
Municipal bonds	4,017	—	4,017

Total short-term investments in held-to-maturity	$6,991	$—	$6,991

Long-term investments
Available-for-sale:
Auction rate securities	$36,975	$(1,512)	$35,463

Total long-term investments in available-for-sale	$36,975	$(1,512)	$35,463

As of June 30, 2008 and March 31, 2008, unrealized loss on investments, net of related income taxes, was $1.3 million and $1.4 million, respectively.
At June 30, 2008, the contractual maturities for certificate of deposits were less than one year. The Company determined that its auction rate securities were not liquid at June 30, 2008 and March 31, 2008 since several auctions related to its auction rate securities failed beginning in February 2008. Accordingly, the Company’s auction rate securities were classified as long-term at June 30, 2008 and March 31, 2008 even though the stated maturity dates may be less than one year from the balance sheet date.

NOTE 5. INVENTORIES, NET
Inventories, net, include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories, net, were as follows (in thousands):

	June 30,	March 31,
	2008	2008
Raw materials	$10,367	$9,067
Work-in-process	2,963	4,315
Finished goods	5,028	5,275

Inventories, net	$18,358	$18,657

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
Reagent Discs. Beginning on July 1, 2007, the Company records a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. Prior to July 1, 2007, the Company recorded a provision for defective reagent discs as part of sales allowances since the Company primarily issued a credit to customers for defective reagent discs. Starting on July 1, 2007, the provision for defective reagent discs is recorded as part of warranty reserves, since the Company replaces defective reagent discs rather than issue a credit to customers. The change did not have a material impact on the Company’s financial statements. During the three months ended June 30, 2008, the provision for warranty expense related to replacement of defective reagent discs was $77,000 and at June 30, 2008, the balance of accrued warranty reserve related to replacement of defective reagent discs was $407,000, which was classified as current on the balance sheet.
The Company evaluates its estimates for warranty reserves on an ongoing basis and believes it has the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in the Company’s warranty reserve accrual in the period in which the change was identified.
The changes in the Company’s accrued warranty reserve during the three months ended June 30, 2008 includes a provision for warranty costs and replacement costs for reagent discs. The change in the Company’s accrued warranty reserve during the three months ended June 30, 2008 and 2007 is summarized as follows (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Balance at beginning of period	$1,948	$847
Provision for warranty expense	507	262
Warranty costs incurred	(340)	(199)

Balance at end of period	2,115	910
Non-current portion of warranty reserve	1,007	295

Current portion of warranty reserve	$1,108	$615

NOTE 7. LINE OF CREDIT
The Company has a line of credit with Comerica Bank-California which provides for borrowings of up to $2.0 million. The line of credit terminates upon notification by either party and the outstanding balance is payable upon demand. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 4.75% at June 30, 2008, and is payable monthly. At June 30, 2008, of the $2.0 million available, $97,000 was committed to secure a letter of credit for the Company’s facilities lease. At June 30, 2008, there was no amount outstanding under the Company’s line of credit. The weighted average interest rates on the line of credit during the three months ended June 30, 2008 and 2007 were 4.83% and 8.00%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. At June 30, 2008, the Company was in compliance with each of these covenants. Included in these financial covenants, among other stipulations, are the following requirements:
•	The Company must have a minimum net income of $25,000 before preferred stock dividends and accretion on preferred stock in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.
•	The Company is required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2008 and to have net income before preferred stock dividends and accretion on preferred stock of at least $1.2 million for the fiscal year ending March 31, 2009.
•	The Company is required to comply with certain financial covenants as follows:

Financial Covenants	Requirements
Quick ratio, as defined	Not less than 2.00 to 1.00
Cash flow coverage, as defined	Not less than 1.25 to 1.00
Debt to net worth ratio, as defined	Not greater than 1.00 to 1.00
Tangible effective net worth, as defined	Not less than $25.7 million
Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $109.7 million at June 30, 2008, including its intellectual property.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Purchase Commitments. In November 2003, the Company entered into an original equipment manufacturing (“OEM”) agreement with Diatron Messtechnik GmbH (“Diatron”) of Austria to purchase Diatron hematology instruments. The Diatron hematology instruments are currently supplied by Diatron Medical Instruments PLC. Under the terms of the OEM agreement, the Company became committed to purchase a minimum number of hematology instruments through fiscal 2009 from Diatron once the product was qualified for sale, which occurred in May 2004. In September 2006, the terms of the OEM agreement, with respect to the purchase commitments, were revised and the Company completed its purchase commitments in the quarter ended December 31, 2007. In February 2008, the terms of the OEM agreement, with respect to the purchase commitments, were again revised. Under the amended OEM agreement currently in effect, the Company is committed to purchase a minimum number of hematology instruments through fiscal 2009. At June 30, 2008, the outstanding commitment due in fiscal 2009 is approximately $5.5 million. The commitment amount is based on the minimum number of hematology instruments required to be purchased by the Company, the cost of the instruments and the Euro exchange rate at period-end. Since the exchange rate can fluctuate in the future, the commitment in absolute dollars will change accordingly.
Litigation. The Company is involved from time to time in various litigation matters in the normal course of business. The Company believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.
NOTE 9. SHARE-BASED COMPENSATION
Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method. SFAS No. 123(R) requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including stock options and restricted stock units based on their fair values, in the Company’s results of operations. The share-based compensation expense includes expense for unvested awards at March 31, 2006 and all awards granted subsequent to March 31, 2006. Share-based compensation expense for the unvested awards outstanding at March 31, 2006 is based on the grant-date fair value as used in calculating the pro forma disclosures in prior period financial statements in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.”
Share-based compensation has been classified in the income statement or capitalized on the balance sheet in the same manner as cash compensation paid to employees. Non-cash compensation expense recognized for share-based awards during the three months ended June 30, 2008 and 2007 was $401,000 and $257,000, respectively. Capitalized share-based compensation cost at June 30, 2008 and 2007 was $21,000 and $20,000, respectively, which was included in inventory on the balance sheet.
Cash Flow Impact
SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits classified as a financing cash inflow for the three months ended June 30, 2008 and 2007 were $1.8 million and $119,000, respectively.

Equity Compensation Plans
The Company’s share-based compensation plans are described below.
2005 Equity Incentive Plan. The Company’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended the Company’s 1998 Stock Option Plan. The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. The Equity Incentive Plan provides for the issuance of a maximum of 4,886,000 shares, of which 253,000 shares of common stock were available for future issuance as of June 30, 2008.
Options granted to employees and directors generally expire ten years from the grant date. Options granted to employees generally become exercisable over a period of four years based on cliff-vesting terms and continuous employment. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. See the “Stock Options” section in this Note 9 for additional information.
Restricted stock units awarded to employees generally vest over a period of four years and the awards may also be subject to accelerated vesting upon achieving certain performance-based milestones and continuous employment during the vesting period. Restricted stock units awarded to non-employee directors generally vest in full one year after the grant date based on continuous service. See the “Restricted Stock Units” section in this Note 9 for additional information.
1992 Outside Directors’ Stock Option Plan. Under the Company’s 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors. Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. The Directors Plan provided for the issuance of a maximum of 250,000 shares. As of June 30, 2008, all outstanding options under the Directors Plan were fully vested and fully exercisable and no shares of common stock were available for future issuance because the time period for granting options expired in accordance with the terms of the Directors Plan in June 2002.
The Company’s current practice is to issue new shares of common stock from its authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.
Stock Options
Prior to April 1, 2006, the Company granted stock options to employees, with an exercise price equal to the closing market price of the Company’s common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment with the Company. In addition, prior to April 1, 2006, the Company granted stock options to non-employee directors with an exercise price equal to the closing market price of the Company’s common stock on the date of grant and became exercisable over a period of one year based on monthly vesting terms, conditional on continuous service to the Company. There were no stock options granted during fiscal 2007 or 2008 or during the quarter ended June 30, 2008.
The Company used the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006. The fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred. As of June 30, 2008, the total unrecognized compensation expense related to stock options granted amounted to $30,000, which is expected to be recognized over a weighted average period of 0.33 years.
Stock Option Activity
The following table summarizes information regarding options outstanding and options exercisable at June 30, 2008 and the changes during the three-month period then ended:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Life (Years)	(In thousands)
Outstanding at March 31, 2008	1,044,000	$7.82
Granted	—	—
Exercised	(35,000)	6.18
Canceled or forfeited	(1,000)	12.99

Outstanding at June 30, 2008	1,008,000	$7.87	3.52	$16,384

Vested and expected to vest at June 30, 2008	1,007,000	$7.87	3.52	$16,371

Exercisable at June 30, 2008	997,000	$7.83	3.49	$16,243

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing stock price as of June 30, 2008, that would have been received by the option holders had all option holders exercised their stock options as of that date. Total intrinsic value of stock options exercised during the three months ended June 30, 2008 and 2007 was $818,000 and $3.4 million, respectively. Cash proceeds from stock options exercised during the three months ended June 30, 2008 and 2007 were $218,000 and $1.4 million, respectively.
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
Certain restricted stock unit awards to employees in fiscal 2007 may also be subject to accelerated vesting upon achieving certain performance-based milestones. Additionally, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”), in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of the restricted stock unit held by a participant upon such conditions and to such extent as determined by the Compensation Committee. The Company’s Board of Directors has adopted an executive change in control severance plan, which it may terminate or amend at any time, that provides that awards granted to executive officers will accelerate fully on a change of control. The vesting of non-employee director awards granted under the Equity Incentive Plan automatically will also accelerate in full upon a change in control.
The fair value of restricted stock unit awards used in the Company’s expense recognition method is measured based on the number of shares granted and the closing market price of the Company’s common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The Company’s policy is to recognize the expense based on the vested portions of the awards. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of June 30, 2008, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $13.2 million, which is expected to be recognized over a weighted average period of 2.80 years.
Restricted Stock Unit Activity
The following table summarizes restricted stock unit activity for the three months ended June 30, 2008:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value(1)
Unvested at March 31, 2008	494,000	$23.21
Granted	197,000	25.00
Vested	(36,000)	23.55
Canceled or forfeited	(7,000)	19.97

Unvested at June 30, 2008	648,000	$23.77

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of the Company’s common stock on the date of grant.
Total intrinsic value of restricted stock units vested during the three months ended June 30, 2008 and 2007 was $913,000 and $411,000, respectively. The total grant date fair value of restricted stock units vested during the three months ended June 30, 2008 and 2007 was $860,000 and $464,000, respectively.

NOTE 10. NET INCOME PER SHARE
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
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended
	June 30,
	2008	2007
Numerator:
Net income	$2,776	$3,098

Denominator:
Weighted average common shares outstanding — basic	21,735,000	21,311,000
Weighted average effect of dilutive securities:
Stock options	585,000	764,000
Restricted stock units	78,000	15,000
Warrants	—	12,000

Weighted average common shares outstanding — diluted	22,398,000	22,102,000

Net income per share:
Basic net income per share	$0.13	$0.15

Diluted net income per share	$0.12	$0.14

Stock options and warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of the Company’s common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share. During the three months ended June 30, 2008 and 2007, there were no stock options or warrants excluded from the computation of diluted weighted average shares outstanding.
The Company excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended
	June 30,
	2008	2007
Weighted average number of shares underlying antidilutive restricted stock units	24,000	202,000
NOTE 11. INCOME TAXES
During the three months ended June 30, 2008 and 2007, the Company’s effective tax rate was 38%. During the three months ended June 30, 2008, the effective tax rate included a tax benefit for federal qualified production activities and excluded a tax benefit for federal research and development tax credit as a result of the expiration of the credit effective for qualifying research and development expenses incurred after December 31, 2007. The Company’s effective tax rates in both the three months ended June 30, 2008 and 2007 includes a reduction related to tax benefits from tax-exempt investments.
The Company did not have any unrecognized tax benefits as of June 30, 2008 or June 30, 2007. During the three months ended June 30, 2008 and 2007, the Company did not recognize any interest and penalties related to unrecognized tax benefits.
NOTE 12. COMPREHENSIVE INCOME
The following is a summary of comprehensive income for the three months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Net income	$2,776	$3,098
Other comprehensive income:
Change in unrealized gain (loss) on investments, net of tax	83	—

Comprehensive income	$2,859	$3,098

NOTE 13. SEGMENT REPORTING INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.
The Company develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. The Company identifies its reportable segments as those customer groups that represent more than 10% of the combined revenue or gross profit or loss of all reported operating segments. The Company manages its business on the basis of the following two reportable segments: (i) the medical market and (ii) the veterinary market, which are based on the products sold by market and customer group. Each reportable segment has similar manufacturing processes, technology and shared infrastructures. The accounting policies for segment reporting are the same as for the Company as a whole. Assets are not segregated by segments since the Company’s chief operating decision maker does not use assets as a basis to evaluate a particular segment’s performance.
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
Veterinary Market
In the veterinary market reportable segment, the Company serves a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. The products manufactured and sold in this segment primarily consist of VetScan chemistry analyzers and veterinary reagent discs. The Company also sells OEM-supplied products in this segment, consisting primarily of hematology analyzers and hematology reagent kits.
The table below summarizes revenues, cost of revenues and gross profit from the Company’s two operating segments and from certain unallocated items for the three months ended June 30, 2008 and 2007 (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Revenues:
Medical Market	$6,529	$4,807
Veterinary Market	16,613	16,436
Other(1)	1,430	1,688

Total revenues	24,572	22,931

Cost of revenues:
Medical Market	3,033	2,443
Veterinary Market	6,827	6,959
Other(1)	1,209	513

Total cost of revenues	11,069	9,915

Gross profit:
Medical Market	3,496	2,364
Veterinary Market	9,786	9,477
Other(1)	221	1,175

Gross profit	$13,503	$13,016

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 14. REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS
Revenue Information
The following is a summary of revenues for each group of products provided by the Company (in thousands):

	Three Months Ended
	June 30,
Revenues by Product Category	2008	2007
Instruments	$7,802	$6,464
Reagent discs and kits	14,893	14,259
Other products	1,110	1,737

Product sales, net	23,805	22,460
Development and licensing revenue	767	471

Total revenues	$24,572	$22,931

The following is a summary of revenues by geographic region based on customer location (in thousands):

	Three Months Ended
	June 30,
Revenues by Geographic Region	2008	2007
North America	$20,295	$19,169
Europe	3,385	3,057
Asia Pacific and rest of the world	892	705

Total revenues	$24,572	$22,931

Significant Concentrations
Revenues from significant customers as a percentage of total revenues were as follows:

		Three Months Ended
	Geographical	June 30,
Distributor	Location	2008	2007
Walco International, Inc., d/b/a DVM Resources	United States	<10%	15%
During the three months ended June 30, 2008, there were no distributors or direct customers that accounted for more than 10% of total worldwide revenues.
At June 30, 2008, one distributor in the United States accounted for 15% of the Company’s trade receivables. At June 30, 2007, one distributor in the United States accounted for 16% of the Company’s trade receivables.
NOTE 15. SUBSEQUENT EVENTS
On July 1, 2008, Abaxis’ sales office in Darmstadt, Germany was incorporated as Abaxis Europe GmbH to market, promote and distribute diagnostic systems for medical and veterinary uses. As a result, Abaxis Europe GmbH became a wholly owned subsidiary of the Company. The subsidiary was formed to provide customer support in response to the growing and increasingly diverse services needs of customers in the Europe market in a timely manner.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect Abaxis’ current views with respect to future events and financial performance. In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “project,” “estimate,” “would,” “may,” “could,” “should,” “might,” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, in Part II, Item 1A of this report and in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include, but are not limited to, the market acceptance of our products and the continuing development of our products, required United States Food and Drug Administration (“FDA”) clearance and other government approvals, risks associated with manufacturing and distributing our products on a commercial scale, free of defects, risks related to the introduction of new instruments manufactured by third parties, risks associated with entering the human diagnostic market on a larger scale, risks associated with liquidity concerns related to our auction rate securities, risks related to the protection of Abaxis’ intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, risks associated with the ability to attract, train and retain competent sales personnel, general market conditions and competition. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Abaxis assumes no obligation to update any forward-looking statements as circumstances change.
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
In September 2007, we introduced a veterinary hematology instrument under the name VetScan HM5™. The VetScan HM5 offers a 22-parameter complete blood count (CBC) analysis, including a five-part differential cell counter specifically designed for veterinary applications. In May 2004, we introduced a veterinary hematology instrument that offers an 18-parameter CBC analysis, including a three-part white blood cell differential, marketed originally as the VetScan HMII, and is now referred to as the VetScan HM2™. We currently purchase the hematology instruments from Diatron Medical Instruments PLC. of Budapest, Hungary. Through April 2004, we marketed a veterinary hematology instrument under the name VetScan HMT. We continue to support and service our current population of VetScan HM5, VetScan HM2, VetScan HMII and VetScan HMT hematology instruments. We also market reagent kits to be used with our hematology instruments which we currently purchase from three suppliers: Clinical Diagnostic Solutions, Inc., Diatron and Mallinckrodt Baker BV.
Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control, including but not limited to inventory or timing considerations by our distributors. We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter. Our expense levels, which are to a large extent fixed, are based in part on our expectations of future revenues. Accordingly, we may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. As a result, any such shortfall would negatively affect our operating results and financial condition. In addition, our sales may be adversely impacted by pricing pressure from competitors. Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our Piccolo and VetScan products and to successfully compete with other competitors. We believe that period to period comparisons of our results of operations are not necessarily meaningful indicators of future results.

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

Fair Value of Investments. Various assumptions are used in the valuation models to estimate the fair value of our investments in auction rate securities, including a security’s expected future cash flows, market rate of return and term. These assumptions, assessments and the interpretations of relevant market data are subject to uncertainties, are difficult to predict and require significant judgment. The use of different assumptions, applying different judgment to inherently subjective matters and changes in future market conditions could result in significantly different estimates of fair value.
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
Share-Based Compensation Expense. Effective April 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method. Under the fair value provisions of SFAS No. 123(R), we recognize share-based compensation expense, net of an estimated forfeiture rate, for those shares expected to vest over the requisite service period of the award to employees and directors.
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
Total Revenues
Revenues by Geographic Region and by Product Category. Revenues by geographic region based on customer location and revenues by product category during the three months ended June 30, 2008 and 2007 were as follows (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
Revenues by Geographic Region	2008	2007	(Decrease)	Change
North America	$20,295	$19,169	$1,126	6%
Percentage of total revenues	83%	84%
Europe	3,385	3,057	328	11%
Percentage of total revenues	14%	13%
Asia Pacific and rest of the world	892	705	187	27%
Percentage of total revenues	3%	3%

Total revenues	$24,572	$22,931	$1,641	7%

	Three Months Ended
	June 30,		Change
			Increase/	Percent
Revenues by Product Category	2008	2007	(Decrease)	Change
Instruments	$7,802	$6,464	$1,338	21%
Percentage of total revenues	32%	28%
Reagent discs and kits	14,893	14,259	634	4%
Percentage of total revenues	61%	62%
Other products	1,110	1,737	(627)	(36%)
Percentage of total revenues	4%	8%

Product sales, net	23,805	22,460	1,345	6%
Percentage of total revenues	97%	98%
Development and licensing revenue	767	471	296	63%
Percentage of total revenues	3%	2%

Total revenues	$24,572	$22,931	$1,641	7%

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
North America. During the three months ended June 30, 2008, total revenues in North America increased 6%, or $1.1 million, as compared to the three months ended June 30, 2007. Components of the change in North America were as follows:
Instruments. During the three months ended June 30, 2008, total revenues from instruments sold in North America increased 27%, or $1.3 million, as compared to the three months ended June 30, 2007. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers to the U.S. government increased 1176%, or $694,000, primarily due to an increase in the U.S. Military’s needs for our products, which were not predictable. Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) decreased 9%, or $150,000.
(ii) Sales of our VetScan chemistry analyzers in North America increased 42%, or $710,000, primarily due to quality improvements on our analyzers.
(iii) Sales of our hematology instruments in North America increased 4%, or $67,000.
Reagent discs and kits. During the three months ended June 30, 2008, total revenues from reagent discs and kits sold in North America increased 1%, or $100,000, as compared to the three months ended June 30, 2007. The primary factors of the change were as follows:
(i) Medical reagent discs sales in North America (excluding the U.S. government) increased 51%, or $894,000, primarily due to the expanded installed base of our Piccolo chemistry analyzers. Medical reagent discs sold to the U.S. government increased 28%, or $132,000.
(ii) Veterinary reagent discs sales in North America decreased 11%, or $969,000, primarily due to decreased demand as a result of inventory balancing by our distributors.
(iii) Sales of our hematology reagent kits in North America increased 6%, or $43,000.
Other products. During the three months ended June 30, 2008, total revenues from other products sold in North America decreased 35%, or $591,000, as compared to the three months ended June 30, 2007. The net decrease in other products was primarily due to an increase in maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products.
Development and licensing. During the three months ended June 30, 2008, total revenues from development and licensing in North America increased 63%, or $296,000, as compared to the three months ended June 30, 2007. The increase from development and licensing revenue is primarily due to a licensing agreement with Cepheid, related to our proprietary technology, the Orbos® Discrete Lyophilization Process.
Significant concentration. There were no distributors or direct customers that accounted for more than 10% of our total worldwide revenues for the three months ended June 30, 2008. One distributor in the United States, DVM Resources, accounted for 15% of our total worldwide revenues for the three months ended June 30, 2007.
Europe. During the three months ended June 30, 2008, total revenues in Europe increased 11%, or $328,000, as compared to the three months ended June 30, 2007. Components of the change in Europe were as follows:
Instruments. During the three months ended June 30, 2008, total revenues from instruments sold in Europe decreased 10%, or $135,000, as compared to the three months ended June 30, 2007. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers in Europe increased 6%, or $15,000.
(ii) Sales of our VetScan chemistry analyzers in Europe decreased 17%, or $164,000.
(iii) Sales of our hematology instruments in Europe increased 14%, or $14,000.
Reagent discs and kits. During the three months ended June 30, 2008, total revenues from reagent discs and kits sold in Europe increased 29%, or $496,000, as compared to the three months ended June 30, 2007. The primary factors of the change were as follows:
(i) Medical reagent discs sales in Europe increased 79%, or $173,000.
(ii) Veterinary reagent discs sales in Europe increased 23%, or $322,000, primarily due to the expanded installed base of our VetScan chemistry analyzers.
(iii) Sales of our hematology reagent kits in Europe were substantially the same as in the three months ended June 30, 2007.
Other products. During the three months ended June 30, 2008, total revenues from other products sold in Europe decreased 70%, or $33,000, as compared to the three months ended June 30, 2007.

Asia Pacific and rest of the world. During the three months ended June 30, 2008, total revenues in Asia Pacific and rest of the world increased 27%, or $187,000, as compared to the three months ended June 30, 2007. Components of the change in Asia Pacific and rest of the world were as follows:
Instruments. During the three months ended June 30, 2008, total revenues from instruments sold in Asia Pacific and rest of the world increased 82%, or $152,000, as compared to the three months ended June 30, 2007. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers in Asia Pacific and rest of the world increased 32%, or $14,000.
(ii) Sales of our VetScan chemistry analyzers in Asia Pacific and rest of the world increased 128%, or $97,000.
(iii) Sales of our hematology instruments in Asia Pacific and rest of the world increased 63%, or $41,000.
Reagent discs and kits. During the three months ended June 30, 2008, total revenues from reagent discs and kits sold in Asia Pacific and rest of the world increased 7%, or $38,000, as compared to the three months ended June 30, 2007. The primary factors of the change were as follows:
(i) Medical reagent discs sales in Asia Pacific and rest of the world decreased 31%, or $16,000.
(ii) Veterinary reagent discs sales in Asia Pacific and rest of the world increased 9%, or $38,000.
(iii) Sales of our hematology reagent kits in Asia Pacific and rest of the world increased 57%, or $16,000.
Other products. During the three months ended June 30, 2008, total revenues from other products sold in Asia Pacific and rest of the world were substantially the same as in the three months ended June 30, 2007.
Segment Results
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
The following table presents revenues, cost of revenues, gross profit and percent of revenues by operating segments for the three months ended June 30, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended
	June 30,				Change
		Percent of		Percent of	Increase/	Percent
	2008	Revenues(1)	2007	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market	$6,529	100%	$4,807	100%	$1,722	36%
Percentage of total revenues	26%		21%
Veterinary Market	16,613	100%	16,436	100%	177	1%
Percentage of total revenues	68%		72%
Other(2)	1,430		1,688		(258)	(15%)
Percentage of total revenues	6%		7%

Total revenues	24,572		22,931		1,641	7%

Cost of revenues:
Medical Market	3,033	46%	2,443	51%	590	24%
Veterinary Market	6,827	41%	6,959	42%	(132)	(2%)
Other(2)	1,209		513		696	136%

Total cost of revenues	11,069		9,915		1,154	12%

Gross profit:
Medical Market	3,496	54%	2,364	49%	1,132	48%
Veterinary Market	9,786	59%	9,477	58%	309	3%
Other(2)	221		1,175		(954)	(81%)

Gross profit	$13,503		$13,016		$487	4%

(1)	The percentages reported are based on revenues by operating segment.

(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market
Revenues for Medical Market Segment
During the three months ended June 30, 2008, total revenues in the medical market increased 36%, or $1.7 million, as compared to the three months ended June 30, 2007. Components of the change were as follows:
Instruments. Total revenues from sales of our Piccolo chemistry analyzers increased 28%, or $573,000, during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. We sold a total of 208 Piccolo chemistry analyzers during the three months ended June 30, 2008, as compared to 177 Piccolo chemistry analyzers sold during the three months ended June 30, 2007. The changes in revenues were attributed to (a) an increase in Piccolo chemistry analyzers sold to the U.S. government of 1176%, or $694,000, primarily due to an increase in the U.S. Military’s needs for our products, which were not predictable; (b) an increase in revenues in Europe of 6%, or $15,000; and (c) an increase in revenues in Asia Pacific and rest of the world of 32%, or $14,000. The increase was partially offset by a decrease in revenues in North America (excluding the U.S. government) of 9%, or $150,000.
Reagent discs. Total revenues from reagent discs sold in the medical market increased 48%, or $1.2 million, during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. We sold 404,000 medical reagent discs during the three months ended June 30, 2008, as compared to 274,000 medical reagent discs sold during the three months ended June 30, 2007. The total increase in revenues from medical reagent discs was primarily attributed to the expanded installed base of our Piccolo chemistry analyzers and consisted of (a) an increase in revenues in North America (excluding the U.S. government) of 51%, or $894,000; (b) an increase in medical reagent discs sold to the U.S. government of 28%, or $132,000; and (c) an increase in revenues in Europe of 79%, or $173,000. The increase was partially offset by a decrease in revenues in Asia Pacific and rest of the world of 31%, or $16,000.
Gross Profit for Medical Market Segment
Gross profit for the medical market segment increased 48%, or $1.1 million, during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. Gross profit percentages for the medical market segment during the three months ended June 30, 2008 and 2007 were 54% and 49%, respectively. In absolute dollars, the increase in gross profit for the medical market segment was due to (a) an increase in Piccolo chemistry analyzers and medical reagent discs sold during the three months ended June 30, 2008 and (b) higher average selling prices of Piccolo chemistry analyzers and medical reagent discs sold during the three months ended June 30, 2008.
Veterinary Market
Revenues for Veterinary Market Segment
During the three months ended June 30, 2008, total revenues in the veterinary market increased 1%, or $177,000, as compared to the three months ended June 30, 2007. Components of the change were as follows:
Instruments. Total revenues from our veterinary instruments sold increased 17%, or $765,000, during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. We sold a total of 596 VetScan chemistry analyzers and hematology instruments during the three months ended June 30, 2008, as compared to an aggregate of 500 veterinary instruments sold during the three months ended June 30, 2007. The primary factors of the change were as follows:
(i) Sales of our VetScan chemistry analyzers increased 24%, or $643,000, comprised of (a) an increase in revenues in North America of 42%, or $710,000, primarily due to quality improvements on our analyzers; and (b) an increase in revenues in Asia Pacific and rest of the world of 128%, or $97,000. The increase was partially offset by a decrease in revenues in Europe of 17%, or $164,000.
(ii) Sales of our hematology instruments increased 7%, or $122,000, comprised of (a) an increase in revenues in North America of 4%, or $67,000; (b) an increase in revenues in Europe of 14%, or $14,000; and (c) an increase in revenues in Asia Pacific and rest of the world of 63%, or $41,000.
Reagent discs and kits. Total revenues from reagent discs and hematology reagent kits sold in the veterinary market decreased 5%, or $549,000, during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. The primary factors of the change were as follows:
(i) Total revenues from reagent discs sold in the veterinary market decreased 6%, or $609,000, during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. We sold 775,000 veterinary reagent discs during the three months ended June 30, 2008, as compared to 864,000 veterinary reagent discs sold during the three months ended June 30, 2007. The decrease in revenues from veterinary reagent discs was attributed to a decrease in revenues in North America of 11%, or $969,000, primarily due to decreased demand as a result of inventory balancing by our distributors. The decrease was partially offset by (a) an increase in revenues in Europe of 23%, or $322,000, primarily due to the expanded installed base of our VetScan chemistry analyzers and (b) an increase in revenues in Asia Pacific and rest of the world of 9%, or $38,000.
(ii) Total revenues from hematology reagent kits sold increased 7%, or $60,000, during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. The increase in revenues from hematology reagent kits was attributed to (a) an increase in revenues in North America of 6%, or $43,000 and (b) an increase in revenues in Asia Pacific and rest of the world of 57%, or $16,000. Hematology reagent kits in Europe were substantially the same as in the three months ended June 30, 2007.

Gross Profit for Veterinary Market Segment
Gross profit for the veterinary market segment increased 3%, or $309,000, during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. Gross profit percentages for the veterinary market segment during the three months ended June 30, 2008 and 2007 were 59% and 58%, respectively. In absolute dollars, the increase in gross profit for the veterinary market segment was due to an increase in Vetscan chemistry analyzers sold during the three months ended June 30, 2008.
Cost of Revenues
The following sets forth our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2008	2007	(Decrease)	Change
Cost of revenues	$11,069	$9,915	$1,154	12%
Percentage of total revenues	45%	43%
Cost of revenues includes the costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments, reagent discs and hematology reagent kits and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Cost of revenues increased 12%, or $1.2 million, during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily due to the following: (a) an increase in the sales volume of Piccolo and Vetscan chemistry analyzers and medical reagent discs during the three months ended June 30, 2008 and (b) higher average selling prices of Piccolo chemistry analyzers and medical reagent discs sold during the three months ended June 30, 2008.
Operating Expenses
Research and Development
The following sets forth our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2008	2007	(Decrease)	Change
Research and development expenses	$1,997	$1,653	$344	21%
Percentage of total revenues	8%	7%
Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and enhancement of existing products.
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Research and development expenses increased 21%, or $344,000, during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily due to new product development and enhancement of existing products and clinical trials. Research and development expenses are based on the project activities planned and the level of spending depend on budgeted expenditures. The projects primarily relate to new product development in both the medical and veterinary markets and costs related to compliance with FDA regulations and clinical trials. Share-based compensation expense during the three months ended June 30, 2008 and 2007, was $61,000 and $35,000, respectively.
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

Sales and Marketing
The following sets forth our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2008	2007	(Decrease)	Change
Sales and marketing expenses	$5,827	$5,229	$598	11%
Percentage of total revenues	24%	23%
Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Sales and marketing expenses increased 11%, or $598,000, during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily due to personnel-related costs resulting from an increase in headcount in various divisions including sales and marketing, customer service and technical service, to support the growth in both our medical and veterinary markets. Share-based compensation expense during the three months ended June 30, 2008 and 2007, was $137,000 and $80,000, respectively.
General and Administrative
The following sets forth our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2008	2007	(Decrease)	Change
General and administrative expenses	$1,662	$1,651	$11	1%
Percentage of total revenues	7%	7%
General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting, human resources and legal.
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
General and administrative expenses increased 1%, or $11,000, during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007. Share-based compensation during the three months ended June 30, 2008 and 2007, was $168,000 and $122,000, respectively.
Interest and Other Income (Expense), Net
The following sets forth our interest and other income (expense), net, for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2008	2007	(Decrease)	Change
Interest and other income (expense), net	$462	$499	$(37)	(7)%
Interest and other income (expense), net, consists primarily of interest income earned on cash, cash equivalents and short-term and long-term investments.
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
Interest and other income (expense), net, decreased 7%, or $37,000, during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, primarily attributed to lower interest yields in our investment portfolio compared to the same period in fiscal 2008.

Income Tax Provision
The following sets forth our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,
	2008	2007
Income tax provision	$1,703	$1,884
Effective tax rate	38%	38%
Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
During the three months ended June 30, 2008 and 2007, our effective tax rate was 38%. During the three months ended June 30, 2008, our effective tax rate included a tax benefit for federal qualified production activities and excluded a tax benefit for federal research and development tax credit as a result of the expiration of the credit effective for qualifying research and development expenses incurred after December 31, 2007. Our effective tax rates in both the three months ended June 30, 2008 and 2007 includes a reduction related to tax benefits from tax-exempt investments.
We did not have any unrecognized tax benefits as of June 30, 2008 or June 30, 2007. During the three months ended June 30, 2008 and 2007, we did not recognize any interest and penalties related to unrecognized tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
Total cash, cash equivalents and short-term and long-term investments at June 30, 2008 and March 31, 2008 were as follows (in thousands, except percentages):

	June 30,	March 31,
	2008	2008
Cash and cash equivalents	$23,031	$17,219
Short-term investments	6,991	6,991
Long-term investments	31,559	35,463

Total cash, cash equivalents and investments	$61,581	$59,673

Percentage of total assets	50%	49%

Cash Flow Changes
Cash provided by (used in) the three months ended June 30, 2008 and 2007 were as follows (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Net cash provided by operating activities	$554	$3,548
Net cash provided by (used in) investing activities	3,496	(6,008)
Net cash provided by financing activities	1,762	1,436

Net increase (decrease) in cash and cash equivalents	$5,812	$(1,024)

At June 30, 2008, we had net working capital of $61.8 million compared to $52.5 million at March 31, 2008. Cash and cash equivalents at June 30, 2008 were $23.0 million, compared to $17.2 million at March 31, 2008. The increase in cash and cash equivalents was primarily due to proceeds from redemptions of $4.0 million of long-term investments in auction rate securities, partially offset by purchases of property and equipment of $524,000.
Operating Activities
During the three months ended June 30, 2008, we generated $554,000 in cash from operating activities. The cash provided by operating activities during the three months ended June 30, 2008 was primarily the result of net income of $2.8 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $1.0 million, share-based compensation expense of $401,000 and deferred income taxes of $1.4 million; partially offset by a decrease of $1.8 million related to excess tax benefits from share-based awards.
Other changes in operating activities during the three months ended June 30, 2008 were as follows:
(i) Net trade receivables increased by $79,000, from $20.9 million at March 31, 2008 to $21.0 million as of June 30, 2008.
(ii) Net inventories decreased by $299,000, from $18.7 million at March 31, 2008 to $18.4 million as of June 30, 2008.

(iii) Prepaid expenses increased by $763,000, from $427,000 at March 31, 2008 to $1.2 million as of June 30, 2008, primarily due to the timing of payments.
(iv) Current net deferred tax asset increased by $334,000, from $2.4 million at March 31, 2008 to $2.8 million as of June 30, 2008, primarily as a result of certain operating expenses recognized in the three months ended June 30, 2008 which are currently non-deductible for tax purposes and an increase in California research and development tax credits carryovers.
(v) Accounts payable decreased by $1.6 million, from $6.4 million at March 31, 2008 to $4.8 million as of June 30, 2008, primarily due to the timing and payment of services and inventory purchases.
(vi) Accrued payroll and related expenses decreased by $830,000, from $4.3 million at March 31, 2008 to $3.4 million as of June 30, 2008, primarily due to the payment of our payroll and management incentive compensation program for fiscal 2008.
(vii) Total deferred revenue increased by $331,000, resulting from an increase in the current portion of deferred revenue of $68,000, from $807,000 at March 31, 2008 to $875,000 as of June 30, 2008, and an increase in the non-current portion of deferred revenue of $263,000, from $1.1 million at March 31, 2008 to $1.4 million as of June 30, 2008, primarily due to an increase in maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products.
(viii) Total warranty reserves increased by $167,000, resulting from an increase in the non-current portion of warranty reserves of $278,000, from $729,000 at March 31, 2008 to $1.0 million as of June 30, 2008, partially offset by a decrease in the current portion of warranty reserves of $111,000, from $1.2 million at March 31, 2008 to $1.1 million as of June 30, 2008. The net change in warranty reserves is based on (a) the number of instruments in standard warranty and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs.
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
Investing Activities
Net cash provided by investing activities during the three months ended June 30, 2008 totaled $3.5 million, compared to net cash (used in) investing activities of $6.0 million during the three months ended June 30, 2007. Changes in investing activities were as follows:
Investments. Cash used to purchase certificate of deposits totaled $7.0 million during the three months ended June 30, 2008. Cash provided by proceeds from (a) maturities of certificate of deposits and municipal bonds totaled $7.0 million and (b) redemptions of auction rate securities totaled $4.0 million during the three months ended June 30, 2008.
Property and Equipment. Cash used to purchase property and equipment totaled $524,000 during the three months ended June 30, 2008, primarily to support (a) new product introduction and (b) more efficient production lines. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.
Financing Activities
Net cash provided by financing activities during the three months ended June 30, 2008 totaled $1.8 million, primarily consisting of $218,000 from proceeds from stock options exercised and $1.8 million from excess tax benefits from share-based awards, partially offset by the payment of income withholding taxes of $229,000 due upon vesting of restricted stock units.
Line of Credit
We have a line of credit with Comerica Bank-California which provides for borrowings of up to $2.0 million. The line of credit terminates upon notification by either party and any outstanding balance is payable upon demand. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 4.75% at June 30, 2008, and is payable monthly. At June 30, 2008, of the $2.0 million available, $97,000 was committed to secure a letter of credit for our facilities lease. At June 30, 2008, there was no amount outstanding under our line of credit. The weighted average interest rates on the line of credit during the three months ended June 30, 2008 and 2007 were 4.83% and 8.00%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. At June 30, 2008, we were in compliance with each of these covenants. Included in these financial covenants, among other stipulations, are the following requirements:
•	We must have a minimum net income of $25,000 before preferred stock dividends and accretion on preferred stock in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.
•	We are required to be profitable, as defined, on a fiscal year to date basis beginning with the six month period ending September 30, 2008 and to have net income before preferred stock dividends and accretion on preferred stock of at least $1.2 million for the fiscal year ending March 31, 2009.
•	We are required to comply with certain financial covenants as follows:

Financial Covenants	Requirements
Quick ratio, as defined	Not less than 2.00 to 1.00
Cash flow coverage, as defined	Not less than 1.25 to 1.00
Debt to net worth ratio, as defined	Not greater than 1.00 to 1.00
Tangible effective net worth, as defined	Not less than $25.7 million
Borrowings under the line of credit are collateralized by our net book value of assets of $109.7 million at June 30, 2008, including our intellectual property.
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
Our investment portfolio is typically comprised of investments in auction rate securities, certificate of deposits, corporate debt securities or municipal bonds.
Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. At June 30, 2008, our short-term investments totaled $7.0 million, consisting of certificate of deposits. At June 30, 2008, our long-term investments totaled $31.6 million, consisting of auction rate securities. At June 30, 2008, we had unrealized losses, net of related income taxes of $1.3 million, which were temporary and reported as a component of accumulated other comprehensive loss. During the first quarter of fiscal 2008, we redeemed $4.0 million of our auction rate securities at par value.

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
We have the ability to hold the certificate of deposits in our investment portfolio at June 30, 2008 until maturity and therefore, we believe we have no material exposure to interest rate risk. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at June 30, 2008 indicated that such market movement would not have a material effect on our business, operating results or financial condition. We have not experienced any significant losses on our investment portfolio.
For our line of credit, which provides for borrowings of up to $2.0 million, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 4.75% at June 30, 2008. Consequently, an increase in the prime rate would expose us to higher interest expenses. A sensitivity analysis assuming a hypothetical 10% movement in the prime rate applied to our line of credit balance at June 30, 2008 indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no amount outstanding on our line of credit at June 30, 2008.
As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments. In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
Foreign Currency Rate Fluctuations
We operate primarily in the United States and a majority of our revenues, cost of revenues, operating expenses and capital purchasing activities for the quarter ended June 30, 2008 were transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations on the hematology instruments and hematology reagent kits purchased from Diatron Messtechnik GmbH, which are denominated in Euros. Additionally, operations from our Germany sales office are stated in Euros and translated into U.S. dollars at the period-end exchange rates. Such operations have not been significant to date. To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses. Similarly, our cost of revenues and operating expenses will increase, if the U.S. dollar weakens against the Euro currency.
There have been no material changes in our market risk during the three months ended June 30, 2008 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods), were effective as of June 30, 2008.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 4T. Controls and Procedures
Not applicable.
PART II — OTHER INFORMATION
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
In evaluating our business, you should carefully consider the following risks in addition to the other information in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 as filed with the Securities and Exchange Commission on June 13, 2008. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors and, therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.
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
We manufacture our blood chemistry analyzers at our manufacturing facility in Union City, California. We have recently experienced problems related to the manufacture of our new blood chemistry analyzer, which are primarily related to difficulties and delays in obtaining certain key components that we purchase from various suppliers. These manufacturing problems may be potentially related to quality control issues for key components that we obtain from our suppliers or to design issues of the key components required in our blood chemistry analyzer. Our difficulties in obtaining an adequate amount of quality components for the manufacture of our blood chemistry analyzer had a materially adverse impact on our sales of Vetscan chemistry analyzers in fiscal 2008. We have taken, and are continuing to take, steps to resolve these issues, but there can be no assurance that our efforts to resolve these manufacturing difficulties will be successful. If we are unable to resolve these manufacturing problems on our new blood chemistry analyzer, we will not be able to manufacture sufficient quantities to meet anticipated demand and, therefore, will not be able to effectively market and sell our new blood chemistry analyzer; accordingly, our revenue and business would be materially adversely affected.
We have invested a significant portion of our cash in auction rate securities, the market for which is currently illiquid. Funds associated with certain of our auction rate securities may not be accessible for an undetermined period of time and our auction rate securities may experience an other than temporary decline in value, which would adversely affect our statement of operations.
Our investment portfolio includes auction rate securities that are structured with short-term interest rate reset dates of generally less than 30 days, but with contractual maturities that can be well in excess of ten years or may never mature. At the end of each reset period, which occurs ranging from every seven to 28 days, depending on the security, investors can sell or continue to hold the securities at par. This mechanism has historically provided a liquid market for these securities. However, the recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. At June 30, 2008, we held $33.0 million par value of our investments in auction rate securities for which the auctions had been unsuccessful. At June 30, 2008, the fair value of these auction rate securities was $31.6 million. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their securities are unable to do so. If the credit market does not improve, auctions for our invested amounts may continue to fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par, should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par, we may incur a loss. Furthermore, if the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments by recording an impairment charge.

During the first quarter of fiscal 2009, $4.0 million of our auction rate securities were redeemed at par value. However, there is no assurance that any of the other auction rate securities in our portfolio will be redeemed at par value in the future, or at all. Additionally, there is no assurance as to when the market for auction rate securities will stabilize. The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. If conditions in the credit markets deteriorate further causing additional auctions to fail, the funds associated with these auction rate securities may also not be accessible for an undetermined period of time, and we may be required to record losses or an impairment charge on our auction rate securities portfolio in future quarters, which would harm our financial condition.
We rely on patents and other proprietary information, the loss of which would negatively affect our business.
As of June 30, 2008, 37 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 30 patents have been issued and 29 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.
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
As of June 30, 2008, we had a cumulative net loss of $191,000. Our ability to continue to be profitable will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan products. Increasing the sales volume of our products will depend upon, among other things, our ability to:
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
As of June 30, 2008, we had 65 full-time sales personnel directly involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time. In addition, we experience significant turnover in our sales and marketing personnel. If we are to increase our direct sales, we will need to train new sales personnel and supervise them closely. We also will continue hiring additional sales personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of resources to market our products.
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

We depend on a number of distributors in the United States who distribute our VetScan products. Our largest distributor in the United States, DVM Resources, accounted for 15% of our total worldwide revenues for the three months ended June 30, 2007. During the three months ended June 30, 2008, there were no distributors or direct customers that accounted for more than 10% of total worldwide revenues. While we continue to enter into arrangements with veterinary distributors, we have also terminated our distribution relationship with the veterinary division of Henry Schein in May 2006. While we have in the past, and expect to in the future, support those customers who were previously supplied products by Henry Schein through our current distributor base and direct service, the loss of these customers or other distributors may negatively affect our future revenues. Accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a sharp decline or delay in our sales revenue.
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
Internationally, we rely on only a few distributors for our products in both the medical and veterinary diagnostic markets. In the first quarter of fiscal 2008 we terminated our distributor agreement with T. Chatani & Co., Ltd. (“T. Chatani”) in Japan. T. Chatani had agreed to continue to service Abaxis customers, which included selling our reagent discs and hematology reagent kits, for a limited period, which ended during the fourth quarter of fiscal 2008. In October 2007, we signed an exclusive distribution agreement with Central Scientific Commerce, Inc. (“CSC”) to distribute the complete line of our medical and veterinary products in Japan. In the third quarter of fiscal 2008, CSC began the process of registering our new instruments, the VetScan VS2, VetScan HM5 and Piccolo xpress in Japan. The registration process was completed in the first quarter of fiscal 2009, and consequently, CSC can begin to import and market our instruments along with our reagent discs and kits. However, we cannot assure you that our new distribution relationship with CSC will be as successful as our prior distribution arrangement, or at all. Furthermore, an inability of, or any delays by, our distributor in receiving the necessary approvals for our new or other products can adversely impact our revenues in Japan.
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
We depend on limited or sole suppliers for several key components in our products, many of whom we have not entered into contractual relationships with and failure of our suppliers to provide the components to us could harm our business.
We use several key components that are currently available from limited or sole sources as discussed below:
•	Reagent Discs: Two injection-molding manufacturers, C. Brewer & Co. and Nypro, Inc., currently make the molded plastic discs which, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require. To date, we have only qualified these two manufacturers to manufacture the molded plastic discs.
•	Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the dry reagent chemistry beads that are either inserted in our reagent discs or sold as stand-alone products: Amano Enzyme USA Co., Ltd., Genzyme Corporation, Kikkoman Corporation Biochemical Division, Microgenics Corporation, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., Shinko American Inc. and Sigma Aldrich Inc.
•	Blood Chemistry Analyzer Components: Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of vendors, including components from Hamamatsu Corporation and PerkinElmer, Inc. and components from a single-source supplier, UDT Sensors (a division of OSI Optoelectronics). Our analyzers also use a printer that is primarily made by Seiko North America Corporation. The loss of the supply of any of these components could force us to redesign our blood chemistry analyzers.
•	Hematology Instruments and Reagents: Our hematology instruments are manufactured by Diatron Messtechnik GmbH in Hungary and are purchased by us as a completed instrument. In addition, to date, we have qualified only three suppliers to produce the reagents for our hematology instruments: Clinical Diagnostic Solutions, Inc., Diatron and Mallinckrodt Baker BV.

We operate on a purchase order basis with all of the suppliers of our molded plastic reagent discs, reagent chemicals, blood chemistry analyzer components, hematology instruments and hematology reagents and, therefore, these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices. Although we believe that there may be potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above and cannot assure you we would be able to enter into arrangements with additional vendors on favorable terms, or at all.
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
The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. As of June 30, 2008, we have received market clearance from the FDA for our Piccolo chemistry analyzer and 25 reagent tests that we have on 13 reagent discs. We are currently developing additional tests that we will have to clear with the FDA through the 510(k) notification procedures. These new test products are crucial for our success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States, which could harm our future sales.
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
In fiscal 2008, the FDA granted waived status under CLIA regulations for the following analytes when used in conjunction with the Piccolo xpress and Piccolo Classic chemistry analyzers for the medical market: chloride (CL-), potassium (K+), sodium (NA+) and total carbon dioxide (tCO2). Prior to fiscal 2008, the FDA granted waived status under CLIA regulations for the following tests when used in conjunction with our Piccolo chemistry analyzer: alanine aminotransferase (ALT), albumin (ALB), alkaline phosphatase (ALP), amylase (AMY), aspartate aminotransferase (AST), calcium (CA), creatinine (CRE), gamma glutamyltransferase (GGT), glucose (GLU), high-density lipoprotein cholesterol (HDL), total bilirubin (TBIL), total protein (TP), triglycerides (TRIG), total cholesterol (CHOL), urea nitrogen (BUN) and uric acid (UA). Accordingly, we can offer the following Piccolo reagent discs as waived tests to the medical market: Basic Metabolic Panel, Comprehensive Metabolic Panel, Electrolyte Panel, General Chemistry 6, General Chemistry 13, Kidney Check, Lipid Panel, Lipid Panel Plus and Liver Panel Plus. Waived status permits untrained personnel to run the Piccolo chemistry analyzer using these tests; thus, extending the sites (doctors’ offices and other point-of-care environments) that can use the Piccolo chemistry analyzer.
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
Effective April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), issued by the Financial Accounting Standards Board, which requires the measurement of all share-based payments to employees, using a fair-value-based method and the recording of such expense in our results of operations. The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense, net of an estimated forfeiture rate, for those shares expected to vest over the corresponding requisite service period. Our policy is to recognize the expense of restricted stock unit grants based on the vested portions of the awards. Since fiscal 2007, we granted restricted stock unit awards annually to employees based on the following time-based vesting schedule over a four-year period: five percent vesting after the first year; additional ten percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment. During fiscal 2007, 2008 and the first quarter of fiscal 2009, share-based compensation expense related to restricted stock units had a material impact on our earnings per share and on our financial statements and we expect that it will continue to adversely impact our reported results of operations, particularly in the fourth year of vesting for the restricted stock unit awarded to employees. As of June 30, 2008, our total unrecognized compensation expense related to restricted stock unit awards granted to employees and directors to date totaled $13.2 million, which is expected to be recognized over a weighted average period of 2.80 years.
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
We believe that our existing capital resources, available line of credit and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through the next 12 months, although no assurances can be given. The terms of our line of credit contain a number of covenants concerning financial tests that we must meet, and these tests are more fully explained under the subheading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.
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
The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended June 30, 2008, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $23.31 to $30.48 per share and the closing sale price for our quarter ended June 30, 2008 was $24.13 per share. During the last eight fiscal quarters ended June 30, 2008, our stock price closed at a high of $39.74 on December 24, 2007 and a low of $17.00 on January 25, 2007. Many factors may affect the market price of our common stock, including:
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

4.2		Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3.

10.1	*
Fiscal 2009 Base Salary and Target Bonus for the Named Executive Officers (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on April 29, 2008 and incorporated herein by reference.)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

#	This certification accompanies this Quarterly Report on Form 10-Q. The certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Abaxis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC. (Registrant)
Date: August 8, 2008	BY:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 8, 2008	BY:	/s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description of Document

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

4.2		Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3.

10.1	*
Fiscal 2009 Base Salary and Target Bonus for the Named Executive Officers (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on April 29, 2008 and incorporated herein by reference.)

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

#	This certification accompanies this Quarterly Report on Form 10-Q. The certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Abaxis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.