Form 10-Q
period 2008-09-30
ABAXIS INC
filed 2008-11-10
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of November 6, 2008, there were 21,886,000 shares of the Registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q
For the Quarter Ended September 30, 2008

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues	$27,688	$25,192	$52,260	$48,123
Cost of revenues	12,346	11,335	23,415	21,250

Gross profit	15,342	13,857	28,845	26,873

Operating expenses:
Research and development	2,082	1,822	4,079	3,475
Sales and marketing	6,494	6,381	12,321	11,610
General and administrative	1,952	1,538	3,614	3,189

Total operating expenses	10,528	9,741	20,014	18,274

Income from operations	4,814	4,116	8,831	8,599
Interest and other income (expense), net	326	529	788	1,028

Income before income taxes	5,140	4,645	9,619	9,627
Income tax provision	1,843	1,757	3,546	3,641

Net income	$3,297	$2,888	$6,073	$5,986

Net income per share:
Basic net income per share	$0.15	$0.13	$0.28	$0.28

Diluted net income per share	$0.15	$0.13	$0.27	$0.27

Shares used in the calculation of net income per share:
Weighted average common shares outstanding — basic	21,779,000	21,448,000	21,757,000	21,380,000

Weighted average common shares outstanding — diluted	22,304,000	22,110,000	22,363,000	22,103,000

Share-based compensation expense by function:
Cost of revenues	$40	$35	$75	$55
Research and development	53	36	114	71
Sales and marketing	121	88	258	168
General and administrative	220	130	388	252

Total share-based compensation expense	$434	$289	$835	$546

See accompanying Notes to the Condensed Consolidated Financial Statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	March 31,
	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$34,572	$17,219
Short-term investments	34,998	6,991
Trade receivables (net of allowances of $313 at September 30, 2008 and $272 at March 31, 2008)	21,613	20,873
Inventories, net	17,580	18,657
Prepaid expenses	1,093	427
Net deferred tax asset — current	3,204	2,426

Total current assets	113,060	66,593
Long-term investments	—	35,463
Property and equipment, net	14,865	14,599
Intangible assets, net	338	375
Other assets	23	5
Net deferred tax asset — non-current	3,771	3,868

Total assets	$132,057	$120,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,956	$6,421
Accrued payroll and related expenses	4,231	4,277
Other accrued liabilities	2,312	1,369
Deferred revenue	934	807
Warranty reserve	1,617	1,219

Total current liabilities	14,050	14,093

Non-current liabilities:
Deferred rent	217	286
Deferred revenue	1,439	1,146
Warranty reserve	625	729

Total non-current liabilities	2,281	2,161

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 35,000,000 shares authorized; 21,791,000 and 21,706,000 shares issued and outstanding at September 30, 2008 and at March 31, 2008, respectively	113,013	109,031
Retained earnings (accumulated deficit)	3,106	(2,967)
Accumulated other comprehensive loss	(393)	(1,415)

Total shareholders’ equity	115,726	104,649

Total liabilities and shareholders’ equity	$132,057	$120,903

See accompanying Notes to the Condensed Consolidated Financial Statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,073	$5,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,066	1,656
(Gain) loss on disposal of property and equipment	(8)	2
Share-based compensation expense	835	546
Excess tax benefits from share-based awards	(3,085)	(138)
Deferred income taxes	2,332	3,266
Changes in assets and liabilities:
Trade receivables, net	(740)	(2,417)
Inventories, net	(160)	(1,971)
Prepaid expenses	(666)	363
Other assets	(18)	14
Accounts payable	(1,465)	(1,254)
Accrued payroll and related expenses	(46)	332
Other accrued liabilities	943	(73)
Deferred rent	(69)	(47)
Deferred revenue	420	(166)
Warranty reserve	294	447

Net cash provided by operating activities	6,706	6,546

Cash flows from investing activities:
Purchases of available-for-sale investments	—	(19,575)
Purchases of held-to-maturity investments	(7,090)	(14,176)
Proceeds from redemptions of available-for-sale investments	8,550	—
Proceeds from maturities of held-to-maturity investments	7,090	27,868
Purchases of property and equipment	(1,074)	(1,680)
Proceeds from disposal of property and equipment	20	—

Net cash provided by (used in) investing activities	7,496	(7,563)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans, net	66	1,516
Excess tax benefits from share-based awards	3,085	138

Net cash provided by financing activities	3,151	1,654

Net increase in cash and cash equivalents	17,353	637
Cash and cash equivalents at beginning of period	17,219	10,183

Cash and cash equivalents at end of period	$34,572	$10,820

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$4

Cash paid for income taxes, net of refunds	$478	$150

Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$1,022	$—

Transfers of equipment between inventory and property and equipment, net	$1,233	$881

Capitalized share-based compensation	$(4)	$9

Common stock withheld for employee taxes in connection with share-based compensation	$275	$109

See accompanying Notes to the Condensed Consolidated Financial Statements.

ABAXIS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business. Abaxis, Inc. (the “Company”), incorporated in California in 1989, develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.
On July 1, 2008, the Company’s sales office in Darmstadt, Germany was incorporated as Abaxis Europe GmbH to market, promote and distribute diagnostic systems for medical and veterinary uses. As a result, Abaxis Europe GmbH became a wholly-owned subsidiary of the Company. The subsidiary was formed to provide customer support in a timely manner in response to the growing and increasingly diverse services needs of customers in the European market. The accompanying unaudited condensed consolidated financial statements include the accounts of Abaxis, Inc. and its wholly-owned subsidiary, Abaxis Europe GmbH. All intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three and six month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2009 or for any future period.
These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
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
NOTE 3. FAIR VALUE MEASUREMENTS
On April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial assets and financial liabilities. In February 2008, the FASB issued FSP FAS 157-2 “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial position, cash flows or results of operations.
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
The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of September 30, 2008 (in thousands):

	As of September 30, 2008
	Quoted Prices	Significant
	in Active	Other	Significant
	Markets for	Observable	Unobservable
	Identical Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$34,572	$—	$—	$34,572
Short-term investments:
Certificate of deposits	6,991	—	—	6,991
Auction rate securities	—	—	28,007	28,007

Total assets at fair value	$41,563	$—	$28,007	$69,570

(1)	Cash and cash equivalents as of September 30, 2008 consisted of $23.4 million in cash and $11.2 million in cash equivalents, consisting of money market mutual funds.
The fair value of the Company’s Level 1 financial assets are based on quoted market prices of the underlying security. As of September 30, 2008, the Company did not have any Level 2 financial assets or liabilities.
Assets measured at fair value on a recurring basis using significant unobservable Level 3 inputs consist of auction rate securities. As of September 30, 2008, the Company held $28.4 million par value of investments in auction rate securities that were structured to periodically reset through auctions ranging from seven to 28 days. As of September 30, 2008, $24.8 million par value of the Company’s auction rate securities were collateralized by municipal bonds and the remaining $3.6 million par value of the Company’s auction rate securities were collateralized by a variety of securities, including real estate income trust, preferred stock, convertible preferred stock, high yield bonds, high dividend equities or other stock. All of these investments in auction rate securities were rated AAA and the Company continues to earn interest on its auction rate securities at the contractual rate.

Until February 2008, the market for the Company’s auction rate securities was highly liquid. Starting in February 2008, the auctions on the Company’s auction rate securities began to fail because the amount of securities submitted for sale began to exceed the amount of purchase orders for such securities. The credit market has not materially improved and auctions on the Company’s auction rate securities continue to fail. As a result, the Company will not be able to access these funds until future auctions for these securities are successful, until a secondary market is established, or until these securities are called for redemption or repurchase. When an auction fails, the estimated fair value of those investments no longer approximates par value. At September 30, 2008, the fair value of the Company’s auction rate securities was $28.0 million. During the three and six months ended September 30, 2008, $4.6 million and $8.6 million, respectively, of the Company’s auction rate securities were redeemed at 100% of par value by the issuer of the auction rate securities.
In September 2008, the Company’s bank where its auction rate securities are held reached agreements with the Financial Industry Regulatory Authority, the State of Michigan Attorney General and the Michigan Office of Financial and Insurance Regulation regarding the repurchase of auction rate securities. In October 2008, the Company received a commitment from its bank with regard to the repurchase of all of its auction rate securities. Accordingly, the Company reclassified its auction rate securities as short-term investments at September 30, 2008 on its balance sheet because the Company expects the bank to repurchase its auction rate securities during the third quarter of fiscal 2009.
At September 30, 2008, observable market information related to auction rate securities was not available to determine the fair value of the Company’s investments. Therefore, the Company estimated fair value using valuation models that relied on Level 3 inputs to value the securities, including expected future cash flows, market rate of return, term to maturity, assessment of credit quality and overall capital market liquidity. The valuation of the auction rate securities is subject to uncertainties that are difficult to predict and require significant judgment. Factors that may impact the Company’s valuation in the future include, changes to credit ratings of the securities, changes to the underlying assets supporting the auction rate securities, rates of default of the underlying assets, discount rates, strength and quality of the credit market and liquidity.
The following table summarizes the changes in the beginning and ending balances in the carrying value associated with Level 3 financial assets for the six months ended September 30, 2008 (in thousands):

Auction Rate
Securities
Balance at March 31, 2008	$35,463
Redemptions during the period	(4,000)
Transfers	—
Total gain or loss (realized or unrealized)
Included in earnings (loss)	—
Included in other comprehensive loss	96

Balance at June 30, 2008	$31,559
Redemptions during the period	(4,550)
Transfers	—
Total gain or loss (realized or unrealized)
Included in earnings (loss)	—
Included in other comprehensive loss	998

Balance at September 30, 2008	$28,007

NOTE 4. INVESTMENTS
The following table summarizes, by major security type, the cost and fair value of investments (in thousands):

	September 30, 2008
		Unrealized	Fair
	Cost	Gain (Loss)	Value
Short-term investments
Held-to-maturity:
Certificate of deposits	$6,991	$—	$6,991
Available-for-sale:
Auction rate securities	28,425	(418)	28,007

Total short-term investments	$35,416	$(418)	$34,998

	March 31, 2008
		Unrealized	Fair
	Cost	Gain (Loss)	Value
Short-term investments
Held-to-maturity:
Certificate of deposits	$2,974	$—	$2,974
Municipal bonds	4,017	—	4,017

Total short-term investments in held-to-maturity	$6,991	$—	$6,991

Long-term investments
Available-for-sale:
Auction rate securities	$36,975	$(1,512)	$35,463

Total long-term investments in available-for-sale	$36,975	$(1,512)	$35,463

As of September 30, 2008 and March 31, 2008, unrealized loss on investments, net of related income taxes, was $393,000 and $1.4 million, respectively.
At September 30, 2008, the contractual maturities for certificate of deposits were less than one year. The Company determined that its auction rate securities were not liquid at March 31, 2008 since several auctions related to its auction rate securities failed beginning in February 2008 and accordingly, the Company’s auction rate securities were classified as long-term investments at March 31, 2008. In September 2008, the Company’s bank where its auction rate securities are held reached agreements with the Financial Industry Regulatory Authority, the State of Michigan Attorney General and the Michigan Office of Financial and Insurance Regulation regarding the repurchase of auction rate securities. In October 2008, the Company received a commitment from its bank with regard to the repurchase of all of its auction rate securities. Accordingly, the Company reclassified its auction rate securities as short-term investments at September 30, 2008 on its balance sheet because the Company expects the bank to repurchase its auction rate securities during the third quarter of fiscal 2009.
NOTE 5. INVENTORIES, NET
Inventories, net, include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories, net, were as follows (in thousands):

	September 30,	March 31,
	2008	2008
Raw materials	$7,873	$9,067
Work-in-process	2,677	4,315
Finished goods	7,030	5,275

Inventories, net	$17,580	$18,657

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

Reagent Discs. Beginning on July 1, 2007, the Company records a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. Prior to July 1, 2007, the Company recorded a provision for defective reagent discs as part of sales allowances since the Company primarily issued a credit to customers for defective reagent discs. Starting on July 1, 2007, the provision for defective reagent discs is recorded as part of warranty reserves, since the Company replaces defective reagent discs rather than issue a credit to customers. The change did not have a material impact on the Company’s financial statements. During the three and six months ended September 30, 2008, the provision for warranty expense related to replacement of defective reagent discs was $133,000 and $210,000, respectively. The balance of accrued warranty reserve related to replacement of defective reagent discs at September 30, 2008 and 2007 was $392,000 and $244,000, respectively, which was classified as current liability on the balance sheet.
The Company evaluates its estimates for warranty reserves on an ongoing basis and believes it has the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in the Company’s warranty reserve accrual in the period in which the change was identified.
The change in the Company’s accrued warranty reserve during the three and six months ended September 30, 2008 and 2007 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance at beginning of period	$2,115	$910	$1,948	$847
Provision for warranty expense	512	612	1,019	874
Warranty costs incurred	(385)	(228)	(725)	(427)

Balance at end of period	2,242	1,294	2,242	1,294
Non-current portion of warranty reserve	625	346	625	346

Current portion of warranty reserve	$1,617	$948	$1,617	$948

NOTE 7. LINE OF CREDIT
The Company has a line of credit with Comerica Bank-California which provides for borrowings of up to $2.0 million. The line of credit may be terminated upon notification by either party and the outstanding balance is payable upon demand. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 4.75% at September 30, 2008, and is payable monthly. At September 30, 2008, of the $2.0 million available, $97,000 was committed to secure a letter of credit for the Company’s facilities lease. At September 30, 2008, there was no amount outstanding under the Company’s line of credit. The weighted average interest rates on the line of credit during the three months ended September 30, 2008 and 2007 were 4.75% and 7.93%, respectively.
The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. At September 30, 2008, the Company was in compliance with each of these covenants. Included in these financial covenants, among other stipulations, are the following requirements:
•	The Company must have a minimum net income of $25,000 before preferred stock dividends and accretion on preferred stock in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.

•	The Company is required to be profitable, as defined, on a fiscal year to date basis beginning, with respect to the current fiscal year, with the six month period ended September 30, 2008 and to have net income before preferred stock dividends and accretion on preferred stock of at least $1.2 million for the fiscal year ending March 31, 2009.

•	The Company is required to comply with certain financial covenants as follows:

Financial Covenants	Requirements
Quick ratio, as defined	Not less than 2.00 to 1.00
Cash flow coverage, as defined	Not less than 1.25 to 1.00
Debt to net worth ratio, as defined	Not greater than 1.00 to 1.00
Tangible effective net worth, as defined	Not less than $25.7 million
Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $115.7 million at September 30, 2008, including its intellectual property.

NOTE 8. COMMITMENTS AND CONTINGENCIES
Purchase Commitments. In November 2003, the Company entered into an original equipment manufacturing (“OEM”) agreement with Diatron Messtechnik GmbH (“Diatron”) of Austria to purchase Diatron hematology instruments. The Diatron hematology instruments are currently supplied by Diatron Medical Instruments PLC. Under the terms of the OEM agreement, the Company became committed to purchase a minimum number of hematology instruments through fiscal 2009 from Diatron once the product was qualified for sale, which occurred in May 2004. In September 2006, the terms of the OEM agreement, with respect to the purchase commitments, were revised and the Company completed its purchase commitments in the quarter ended December 31, 2007. In February 2008, the terms of the OEM agreement, with respect to the purchase commitments, were again revised. Under the amended OEM agreement currently in effect, the Company is committed to purchase a minimum number of hematology instruments through fiscal 2009. In August 2008, the Company entered into a purchase order with scheduled shipping terms through January 2009 for the remaining number of hematology instruments under the amended OEM agreement.
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
Share-based compensation has been classified in the income statement or capitalized on the balance sheet in the same manner as cash compensation paid to employees. Non-cash compensation expense recognized for share-based awards during the three months ended September 30, 2008 and 2007 was $434,000 and $289,000, respectively, and during the six months ended September 30, 2008 and 2007 was $835,000 and $546,000, respectively.
Capitalized share-based compensation cost at September 30, 2008 and 2007 was $23,000 and $22,000, respectively, which was included in inventory on the balance sheet.
Cash Flow Impact
SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits classified as a financing cash inflow for the three months ended September 30, 2008 and 2007 were $1.3 million and $19,000, respectively, and for the six months ended September 30, 2008 and 2007 were $3.1 million and $138,000, respectively.
Equity Compensation Plans
The Company’s share-based compensation plans are described below.
2005 Equity Incentive Plan. The Company’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended the Company’s 1998 Stock Option Plan. The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. As of September 30, 2008, the Equity Incentive Plan provides for the issuance of a maximum of 4,886,000 shares, of which 208,000 shares of common stock were then available for future issuance. On October 28, 2008, the Company’s shareholders approved an amendment to the Equity Incentive Plan to increase the shares reserved for issuance under the Equity Incentive Plan by 500,000 shares.
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
1992 Outside Directors’ Stock Option Plan. Under the Company’s 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors. Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. The Directors Plan provided for the issuance of a maximum of 250,000 shares. As of September 30, 2008, all outstanding options under the Directors Plan were fully vested and fully exercisable and no shares of common stock were available for future issuance because the time period for granting options expired in accordance with the terms of the Directors Plan in June 2002.
The Company’s current practice is to issue new shares of common stock from its authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.
Stock Options
Prior to April 1, 2006, the Company granted stock options to employees, with an exercise price equal to the closing market price of the Company’s common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment with the Company. In addition, prior to April 1, 2006, the Company granted stock options to non-employee directors with an exercise price equal to the closing market price of the Company’s common stock on the date of grant and became exercisable over a period of one year based on monthly vesting terms, conditional on continuous service to the Company. There were no stock options granted during fiscal 2007 or 2008 or during the six months ended September 30, 2008.
The Company used the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006. The fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred. As of September 30, 2008, the total unrecognized compensation expense related to stock options granted amounted to $16,000, which is expected to be recognized over a weighted average period of 0.23 years.
Stock Option Activity
The following table summarizes information regarding options outstanding and options exercisable at September 30, 2008 and the changes during the six-month period then ended:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Life (Years)	(In thousands)
Outstanding at March 31, 2008	1,044,000	$7.82
Granted	—	—
Exercised	(53,000)	6.45
Canceled or forfeited	(1,000)	12.99

Outstanding at September 30, 2008	990,000	$7.89	3.30	$12,005

Vested and expected to vest at September 30, 2008	990,000	$7.89	3.30	$11,999

Exercisable at September 30, 2008	984,000	$7.87	3.28	$11,949

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing stock price as of September 30, 2008, that would have been received by the option holders had all option holders exercised their stock options as of that date. Total intrinsic value of stock options exercised during the three months ended September 30, 2008 and 2007 was $230,000 and $578,000, respectively, and during the six months ended September 30, 2008 and 2007 was $1.0 million and $4.0 million, respectively. Cash proceeds from stock options exercised during the three months ended September 30, 2008 and 2007 were $123,000 and $218,000, respectively, and during the six months ended September 30, 2008 and 2007 were $341,000 and $1.6 million, respectively.

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
The fair value of restricted stock unit awards used in the Company’s expense recognition method is measured based on the number of shares granted and the closing market price of the Company’s common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The Company’s policy is to recognize the expense based on the vested portions of the awards. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of September 30, 2008, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $13.5 million, which is expected to be recognized over a weighted average period of 2.64 years.
Restricted Stock Unit Activity
The following table summarizes restricted stock unit activity for the six months ended September 30, 2008:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value(1)
Unvested at March 31, 2008	494,000	$23.21
Granted	244,000	23.92
Vested	(43,000)	23.18
Canceled or forfeited	(9,000)	20.63

Unvested at September 30, 2008	686,000	$23.50

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of the Company’s common stock on the date of grant.
Total intrinsic value of restricted stock units vested during the three months ended September 30, 2008 and 2007 was $141,000 and $66,000, respectively, and during the six months ended September 30, 2008 and 2007 was $1.1 million and $477,000, respectively. The total grant date fair value of restricted stock units vested during the three months ended September 30, 2008 and 2007 was $155,000 and $77,000, respectively, and during the six months ended September 30, 2008 and 2007 was $1.0 million and $541,000, respectively.
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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Numerator:
Net income	$3,297	$2,888	$6,073	$5,986

Denominator:
Weighted average common shares outstanding — basic	21,779,000	21,448,000	21,757,000	21,380,000
Weighted average effect of dilutive securities:
Stock options	509,000	658,000	549,000	707,000
Restricted stock units	16,000	4,000	57,000	10,000
Warrants	—	—	—	6,000

Weighted average common shares outstanding — diluted	22,304,000	22,110,000	22,363,000	22,103,000

Net income per share:
Basic net income per share	$0.15	$0.13	$0.28	$0.28

Diluted net income per share	$0.15	$0.13	$0.27	$0.27

The Company excluded the following stock options and warrants from the computation of diluted weighted average shares outstanding because the exercise price of the stock options and warrants is greater than the average market price of the Company’s common stock during the period and, therefore, the inclusion of these stock options and warrants would be antidilutive to net income per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average number of shares underlying antidilutive stock options and warrants	159,000	218,000	$—	218,000
Weighted average exercise price per share underlying antidilutive stock options and warrants	$21.65	$21.65	$—	$21.66
The Company excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Weighted average number of shares underlying antidilutive restricted stock units	375,000	387,000	178,000	192,000
NOTE 11. INCOME TAXES
The Company’s effective tax rate for the three months ended September 30, 2008 and 2007 was 36% and 38%, respectively, and for the six months ended September 30, 2008 and 2007 was 37% and 38%, respectively. During the three and six months ended September 30, 2008, the effective tax rate included a tax benefit for federal qualified production activities, included a tax benefit for tax-exempt investments and excluded a tax benefit for the federal research and development tax credit as a result of the expiration of the credit effective for qualifying research and development expenses incurred after December 31, 2007. During the three and six months ended September 30, 2007, the effective tax rate included a tax benefit for tax-exempt investments and a tax benefit for federal research and development tax credits attributable to qualifying research and development expenses incurred before December 31, 2007.
The Company did not have any unrecognized tax benefits as of September 30, 2008 or September 30, 2007. During the three and six months ended September 30, 2008 and 2007, the Company did not recognize any interest and penalties related to unrecognized tax benefits.
NOTE 12. COMPREHENSIVE INCOME
The following is a summary of comprehensive income for the three and six months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$3,297	$2,888	$6,073	$5,986
Other comprehensive income:
Change in unrealized gain (loss) on investments, net of tax	939	—	1,022	—

Comprehensive income	$4,236	$2,888	$7,095	$5,986

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
The table below summarizes revenues, cost of revenues and gross profit from the Company’s two operating segments and from certain unallocated items for the three and six months ended September 30, 2008 and 2007 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Medical Market	$6,015	$5,643	$12,544	$10,450
Veterinary Market	19,945	17,989	36,558	34,425
Other(1)	1,728	1,560	3,158	3,248

Total revenues	27,688	25,192	52,260	48,123

Cost of revenues:
Medical Market	2,775	2,805	5,808	5,248
Veterinary Market	8,020	7,889	14,847	14,848
Other(1)	1,551	641	2,760	1,154

Total cost of revenues	12,346	11,335	23,415	21,250

Gross profit:
Medical Market	3,240	2,838	6,736	5,202
Veterinary Market	11,925	10,100	21,711	19,577
Other(1)	177	919	398	2,094

Gross profit	$15,342	$13,857	$28,845	$26,873

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 14. REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS
Revenue Information
The following is a summary of revenues for each group of products provided by the Company (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenues by Product Category	2008	2007	2008	2007
Instruments	$6,892	$7,462	$14,694	$13,926
Reagent discs and kits	18,734	15,680	33,627	29,939
Other products	1,317	1,598	2,427	3,335

Product sales, net	26,943	24,740	50,748	47,200
Development and licensing revenue	745	452	1,512	923

Total revenues	$27,688	$25,192	$52,260	$48,123

The following is a summary of revenues by geographic region based on customer location (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenues by Geographic Region	2008	2007	2008	2007
North America	$22,482	$21,071	$42,777	$40,240
Europe	4,341	3,175	7,726	6,232
Asia Pacific and rest of the world	865	946	1,757	1,651

Total revenues	$27,688	$25,192	$52,260	$48,123

Significant Concentrations
Revenues from significant customers as a percentage of total revenues were as follows:

		Three Months Ended		Six Months Ended
	Geographical	September 30,		September 30,
Distributor	Location	2008	2007	2008	2007
Walco International, Inc., d/b/a DVM Resources	United States	11%	13%	<10%	14%
At September 30, 2008, one distributor in the United States accounted for 13% of the Company’s trade receivables. At September 30, 2007, one distributor in the United States accounted for 17% of the Company’s trade receivables.
NOTE 15. SUBSEQUENT EVENTS
In October 2008, the Company and a manufacturer of medical diagnostic products executed a term sheet to enter into a definitive license agreement with respect to the licensing of certain patents related to lateral flow immunoassay technology. This term sheet will become binding if the parties do not enter into a definitive agreement on or prior to January 5, 2009. Under the terms of this agreement, the Company is committed to the payment of an up-front licensing fee during fiscal 2009, as well as the payment of annual minimum royalties starting in fiscal 2011 through the date of the expiration of the last patent licensed under the agreement.

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
On July 1, 2008, our sales office in Darmstadt, Germany was incorporated as Abaxis Europe GmbH to market, promote and distribute diagnostic systems for medical and veterinary uses. As a result, Abaxis Europe GmbH became a wholly-owned subsidiary of Abaxis. The subsidiary was formed to provide customer support in a timely manner in response to the growing and increasingly diverse services needs of customers in the European market.

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
Fair Value Measurements. Effective April 1, 2008, we adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of our financial assets and financial liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. We used Level 1 assumptions for our cash and cash equivalents and certificate of deposits, which are traded in an active market. The valuations are based on quoted prices that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.
Level 2: Directly or indirectly observable market based inputs used in models or other valuation methodologies. As of September 30, 2008, we did not have any Level 2 financial assets or liabilities.
Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. Assets utilizing Level 3 inputs consist of our auction rate securities. Since the credit market is currently illiquid for auction rate securities, our estimates are subject to significant judgment by management.
The valuation of our auction rate securities is subject to uncertainties that are difficult to predict and the interpretations of relevant market data are subject to uncertainties and require significant judgment. Factors that may impact our valuation in the future include, changes to credit ratings of the securities, changes to the underlying assets supporting the auction rate securities, rates of default of the underlying assets, discount rates, strength and quality of the credit market and liquidity. Due to the uncertainty inherent in the valuation process, estimates of fair value may differ significantly from the values that would have been obtained had an active market for the auction rate securities existed, and the differences could be material.
RESULTS OF OPERATIONS
We develop, manufacture, market and sell portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. We operate in two segments: (i) the medical market and (ii) the veterinary market. See “Segment Results” in this section for a detailed discussion.

Total Revenues
Revenues by Geographic Region and by Product Category. Revenues by geographic region based on customer location and revenues by product category during the three and six months ended September 30, 2008 and 2007 were as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
Revenues by Geographic Region	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
North America	$22,482	$21,071	$1,411	7%	$42,777	$40,240	$2,537	6%
Percentage of total revenues	81%	84%			82%	84%
Europe	4,341	3,175	1,166	37%	7,726	6,232	1,494	24%
Percentage of total revenues	16%	13%			15%	13%
Asia Pacific and rest of the world	865	946	(81)	(9%)	1,757	1,651	106	6%
Percentage of total revenues	3%	3%			3%	3%

Total revenues	$27,688	$25,192	$2,496	10%	$52,260	$48,123	$4,137	9%

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
Revenues by Product Category	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Instruments	$6,892	$7,462	$(570)	(8%)	$14,694	$13,926	$768	6%
Percentage of total revenues	25%	30%			28%	29%
Reagent discs and kits	18,734	15,680	3,054	19%	33,627	29,939	3,688	12%
Percentage of total revenues	68%	62%			64%	62%
Other products	1,317	1,598	(281)	(18%)	2,427	3,335	(908)	(27%)
Percentage of total revenues	4%	6%			5%	7%

Product sales, net	26,943	24,740	2,203	9%	50,748	47,200	3,548	8%
Percentage of total revenues	97%	98%			97%	98%
Development and licensing revenue	745	452	293	65%	1,512	923	589	64%
Percentage of total revenues	3%	2%			3%	2%

Total revenues	$27,688	$25,192	$2,496	10%	$52,260	$48,123	$4,137	9%

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
North America. During the three months ended September 30, 2008, total revenues in North America increased 7%, or $1.4 million, as compared to the three months ended September 30, 2007. Components of the change in North America were as follows:
Instruments. During the three months ended September 30, 2008, total revenues from instruments sold in North America decreased 10%, or $653,000, as compared to the three months ended September 30, 2007. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) decreased 11%, or $176,000. The decrease was partially offset by an increase in sales of our Piccolo chemistry analyzers to the U.S. government of 30%, or $93,000, primarily due to an increase in the U.S. Military’s needs for these products, which were not predictable.
(ii) Sales of our VetScan chemistry analyzers in North America increased 34%, or $552,000, primarily due to quality improvements on our analyzers.
(iii) Sales of our hematology instruments in North America decreased 40%, or $1.1 million, primarily due to a shift in our sales and marketing focus to our VetScan chemistry analyzers and reagent discs during the second quarter of fiscal 2009.
Reagent discs and kits. During the three months ended September 30, 2008, total revenues from reagent discs and kits sold in North America increased 16%, or $2.0 million, as compared to the three months ended September 30, 2007. The primary factors of the change were as follows:
(i) Medical reagent discs sales in North America (excluding the U.S. government) increased 36%, or $800,000, primarily due to the expanded installed base of our Piccolo chemistry analyzers. The increase was partially offset by a decrease in medical reagent discs sold to the U.S. government of 20%, or $119,000, which is based on the U.S. Military’s decreased needs for these products, which were not predictable.

(ii) Veterinary reagent discs sales in North America increased 11%, or $1.0 million, primarily due to the expanded installed base of our VetScan chemistry analyzers and higher average selling prices.
(iii) Sales of our hematology reagent kits in North America increased 44%, or $361,000, primarily due to an expanded installed base of our hematology instruments.
Other products. During the three months ended September 30, 2008, total revenues from other products sold in North America decreased 17%, or $273,000, as compared to the three months ended September 30, 2007. The net decrease in other products was primarily due to a decrease in demand from Becton, Dickinson and Company for products using the Orbos Discrete Lyophilization Process, which is based on seasonal demands.
Development and licensing. During the three months ended September 30, 2008, total revenues from development and licensing in North America increased 65%, or $293,000, as compared to the three months ended September 30, 2007. The increase from development and licensing revenue is primarily due to a licensing agreement with Cepheid, related to our proprietary technology, the Orbos® Discrete Lyophilization Process.
Significant concentration. One distributor in the United States, DVM Resources, accounted for 11% and 13% of our total worldwide revenues for the three months ended September 30, 2008 and 2007, respectively.
Europe. During the three months ended September 30, 2008, total revenues in Europe increased 37%, or $1.2 million, as compared to the three months ended September 30, 2007. Components of the change in Europe were as follows:
Instruments. During the three months ended September 30, 2008, total revenues from instruments sold in Europe increased 13%, or $109,000, as compared to the three months ended September 30, 2007. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers in Europe decreased 13%, or $38,000.
(ii) Sales of our VetScan chemistry analyzers in Europe increased 21%, or $91,000.
(iii) Sales of our hematology instruments in Europe increased 63%, or $56,000.
Reagent discs and kits. During the three months ended September 30, 2008, total revenues from reagent discs and kits sold in Europe increased 45%, or $1.1 million, as compared to the three months ended September 30, 2007. The primary factors of the change were as follows:
(i) Medical reagent discs sales in Europe decreased 15%, or $45,000.
(ii) Veterinary reagent discs sales in Europe increased 56%, or $1.1 million, primarily due to the expanded installed base of our VetScan chemistry analyzers and higher average selling prices.
(iii) Sales of our hematology reagent kits in Europe were substantially the same as in the three months ended September 30, 2007.
Other products. During the three months ended September 30, 2008, total revenues from other products sold in Europe were substantially the same as in the three months ended September 30, 2007.
Asia Pacific and rest of the world. During the three months ended September 30, 2008, total revenues in Asia Pacific and rest of the world decreased 9%, or $81,000, as compared to the three months ended September 30, 2007. Components of the change in Asia Pacific and rest of the world were as follows:
Instruments. During the three months ended September 30, 2008, total revenues from instruments sold in Asia Pacific and rest of the world decreased 7%, or $26,000, as compared to the three months ended September 30, 2007. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers in Asia Pacific and rest of the world increased 39%, or $12,000.
(ii) Sales of our VetScan chemistry analyzers in Asia Pacific and rest of the world decreased 24%, or $47,000.
(iii) Sales of our hematology instruments in Asia Pacific and rest of the world were substantially the same as in the three months ended September 30, 2007.

Reagent discs and kits. During the three months ended September 30, 2008, total revenues from reagent discs and kits sold in Asia Pacific and rest of the world decreased 10%, or $59,000, as compared to the three months ended September 30, 2007. The primary factors of the change were as follows:
(i) Medical reagent discs sales in Asia Pacific and rest of the world decreased 36%, or $15,000.
(ii) Veterinary reagent discs sales in Asia Pacific and rest of the world decreased 10%, or $51,000.
(iii) Sales of our hematology reagent kits in Asia Pacific and rest of the world were substantially the same as in the three months ended September 30, 2007.
Other products. During the three months ended September 30, 2008, total revenues from other products sold in Asia Pacific and rest of the world were substantially the same as in the three months ended September 30, 2007.
Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007
North America. During the six months ended September 30, 2008, total revenues in North America increased 6%, or $2.5 million, as compared to the six months ended September 30, 2007. Components of the change in North America were as follows:
Instruments. During the six months ended September 30, 2008, total revenues from instruments sold in North America increased 6%, or $668,000, as compared to the six months ended September 30, 2007. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers to the U.S. government increased 212%, or $787,000, primarily due to an increase in the U.S. Military’s needs for these products during the first quarter of fiscal 2009, which were not predictable. Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) decreased 10%, or $326,000.
(ii) Sales of our VetScan chemistry analyzers in North America increased 38%, or $1.3 million, primarily due to quality improvements on our analyzers.
(iii) Sales of our hematology instruments in North America decreased 25%, or $1.1 million, primarily due to a shift in our sales and marketing focus to our VetScan chemistry analyzers and reagent discs during the second quarter of fiscal 2009.
Reagent discs and kits. During the six months ended September 30, 2008, total revenues from reagent discs and kits sold in North America increased 9%, or $2.1 million, as compared to the six months ended September 30, 2007. The primary factors of the change were as follows:
(i) Medical reagent discs sales in North America (excluding the U.S. government) increased 43%, or $1.7 million, primarily due to the expanded installed base of our Piccolo chemistry analyzers. Medical reagent discs sold to the U.S. government were substantially the same as in the six months ended September 30, 2007.
(ii) Veterinary reagent discs sales in North America increased 1%, or $33,000, primarily due to higher average selling prices, partially offset by a decrease in units sold.
(iii) Sales of our hematology reagent kits in North America increased 26%, or $404,000, primarily due to an expanded installed base of our hematology instruments.
Other products. During the six months ended September 30, 2008, total revenues from other products sold in North America decreased 26%, or $864,000, as compared to the six months ended September 30, 2007. The net decrease in other products was primarily due to (i) an increase in maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products and (ii) a decrease in demand from Becton, Dickinson and Company for products using the Orbos Discrete Lyophilization Process, which is based on seasonal demands.
Development and licensing. During the six months ended September 30, 2008, total revenues from development and licensing in North America increased 64%, or $589,000, as compared to the six months ended September 30, 2007. The increase from development and licensing revenue is primarily due to a licensing agreement with Cepheid, related to our proprietary technology, the Orbos® Discrete Lyophilization Process.
Significant concentration. There were no distributors or direct customers that accounted for more than 10% of our total worldwide revenues for the six months ended September 30, 2008. One distributor in the United States, DVM Resources, accounted for 14% of our total worldwide revenues for the six months ended September 30, 2007.

Europe. During the six months ended September 30, 2008, total revenues in Europe increased 24%, or $1.5 million, as compared to the six months ended September 30, 2007. Components of the change in Europe were as follows:
Instruments. During the six months ended September 30, 2008, total revenues from instruments sold in Europe decreased 1%, or $26,000, as compared to the six months ended September 30, 2007. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers in Europe decreased 4%, or $23,000.
(ii) Sales of our VetScan chemistry analyzers in Europe decreased 5%, or $73,000.
(iii) Sales of our hematology instruments in Europe increased 37%, or $70,000.
Reagent discs and kits. During the six months ended September 30, 2008, total revenues from reagent discs and kits sold in Europe increased 39%, or $1.6 million, as compared to the six months ended September 30, 2007. The primary factors of the change were as follows:
(i) Medical reagent discs sales in Europe increased 24%, or $128,000.
(ii) Veterinary reagent discs sales in Europe increased 42%, or $1.4 million, primarily due to the expanded installed base of our VetScan chemistry analyzers and higher average selling prices.
(iii) Sales of our hematology reagent kits in Europe were substantially the same as in the six months ended September 30, 2007.
Other products. During the six months ended September 30, 2008, total revenues from other products sold in Europe decreased 76%, or $45,000, as compared to the six months ended September 30, 2007.
Asia Pacific and rest of the world. During the six months ended September 30, 2008, total revenues in Asia Pacific and rest of the world increased 6%, or $106,000, as compared to the six months ended September 30, 2007. Components of the change in Asia Pacific and rest of the world were as follows:
Instruments. During the six months ended September 30, 2008, total revenues from instruments sold in Asia Pacific and rest of the world increased 23%, or $126,000, as compared to the six months ended September 30, 2007. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers in Asia Pacific and rest of the world increased 35%, or $26,000.
(ii) Sales of our VetScan chemistry analyzers in Asia Pacific and rest of the world increased 19%, or $50,000.
(iii) Sales of our hematology instruments in Asia Pacific and rest of the world increased 25%, or $50,000.
Reagent discs and kits. During the six months ended September 30, 2008, total revenues from reagent discs and kits sold in Asia Pacific and rest of the world decreased 2%, or $21,000, as compared to the six months ended September 30, 2007. The primary factors of the change were as follows:
(i) Medical reagent discs sales in Asia Pacific and rest of the world decreased 33%, or $31,000.
(ii) Veterinary reagent discs sales in Asia Pacific and rest of the world were substantially the same as in the six months ended September 30, 2007.
(iii) Sales of our hematology reagent kits in Asia Pacific and rest of the world increased 37%, or $23,000.
Other products. During the six months ended September 30, 2008, total revenues from other products sold in Asia Pacific and rest of the world were substantially the same as in the six months ended September 30, 2007.

Segment Results
Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
The following table presents revenues, cost of revenues, gross profit and percent of revenues by operating segments for the three months ended September 30, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended
	September 30,				Change
		Percent of		Percent of	Increase/	Percent
	2008	Revenues(1)	2007	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market	$6,015	100%	$5,643	100%	$372	7%
Percentage of total revenues	22%		22%
Veterinary Market	19,945	100%	17,989	100%	1,956	11%
Percentage of total revenues	72%		72%
Other(2)	1,728		1,560		168	11%
Percentage of total revenues	6%		6%

Total revenues	27,688		25,192		2,496	10%

Cost of revenues:
Medical Market	2,775	46%	2,805	50%	(30)	(1%)
Veterinary Market	8,020	40%	7,889	44%	131	2%
Other(2)	1,551		641		910	142%

Total cost of revenues	12,346		11,335		1,011	9%

Gross profit:
Medical Market	3,240	54%	2,838	50%	402	14%
Veterinary Market	11,925	60%	10,100	56%	1,825	18%
Other(2)	177		919		(742)	(81%)

Gross profit	$15,342		$13,857		$1,485	11%

(1)	The percentages reported are based on revenues by operating segment.

(2)	Represents unallocated items, not specifically identified to any particular business segment.
Medical Market
Revenues for Medical Market Segment
During the three months ended September 30, 2008, total revenues in the medical market increased 7%, or $372,000, as compared to the three months ended September 30, 2007. Components of the change were as follows:
Instruments. Total revenues from sales of our Piccolo chemistry analyzers decreased 5%, or $109,000, during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. We sold a total of 167 Piccolo chemistry analyzers during the three months ended September 30, 2008, as compared to 178 Piccolo chemistry analyzers sold during the three months ended September 30, 2007. The changes in revenues were attributed to (a) a decrease in revenues in North America (excluding the U.S. government) of 11%, or $176,000, and (b) a decrease in revenues in Europe of 13%, or $38,000. The decrease was partially offset by (c) an increase in Piccolo chemistry analyzers sold to the U.S. government of 30%, or $93,000, primarily due to an increase in the U.S. Military’s needs for these products, which were not predictable, and (d) an increase in revenues in Asia Pacific and rest of the world of 39%, or $12,000.
Reagent discs. Total revenues from reagent discs sold in the medical market increased 20%, or $621,000, during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. We sold 434,000 medical reagent discs during the three months ended September 30, 2008, as compared to 338,000 medical reagent discs sold during the three months ended September 30, 2007. The increase in revenues from medical reagent discs was primarily attributed to the expanded installed base of our Piccolo chemistry analyzers and included an increase in revenues in North America (excluding the U.S. government) of 36%, or $800,000. This increase was partially offset by (a) a decrease in medical reagent discs sold to the U.S. government of 20%, or $119,000, (b) a decrease in revenues in Europe of 15%, or $45,000, and (c) a decrease in revenues in Asia Pacific and rest of the world of 36%, or $15,000.
Gross Profit for Medical Market Segment
Gross profit for the medical market segment increased 14%, or $402,000, during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. Gross profit percentages for the medical market segment during the three months ended September 30, 2008 and 2007 were 54% and 50%, respectively. In absolute dollars, the increase in gross profit for the medical market segment was due to an increase in medical reagent discs sold during the three months ended September 30, 2008.

Veterinary Market
Revenues for Veterinary Market Segment
During the three months ended September 30, 2008, total revenues in the veterinary market increased 11%, or $2.0 million, as compared to the three months ended September 30, 2007. Components of the change were as follows:
Instruments. Total revenues from our veterinary instruments sold decreased 9%, or $461,000, during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. We sold a total of 567 VetScan chemistry analyzers and hematology instruments during the three months ended September 30, 2008, as compared to an aggregate of 593 veterinary instruments sold during the three months ended September 30, 2007. The primary factors of the change were as follows:
(i) Sales of our VetScan chemistry analyzers increased 26%, or $596,000, comprised of (a) an increase in revenues in North America of 34%, or $552,000, primarily due to quality improvements on our analyzers and (b) an increase in revenues in Europe of 21%, or $91,000. The increase was partially offset by a decrease in revenues in Asia Pacific and rest of the world of 24%, or $47,000.
(ii) Sales of our hematology instruments decreased 35%, or $1.1 million, comprised of a decrease in revenues in North America of 40%, or $1.1 million, primarily due to a shift in our sales and marketing focus to our VetScan chemistry analyzers and reagent discs during the second quarter of fiscal 2009. The decrease was partially offset by an increase in revenues in Europe of 63%, or $56,000. Hematology instruments sold in Asia Pacific and rest of the world were substantially the same as in the three months ended September 30, 2007.
Reagent discs and kits. Total revenues from reagent discs and hematology reagent kits sold in the veterinary market increased 19%, or $2.4 million, during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. The primary factors of the change were as follows:
(i) Total revenues from reagent discs sold in the veterinary market increased 18%, or $2.1 million, during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. We sold 1.0 million veterinary reagent discs during the three months ended September 30, 2008, as compared to 906,000 veterinary reagent discs sold during the three months ended September 30, 2007. The increase in revenues from veterinary reagent discs was primarily attributed to the expanded installed base of our VetScan chemistry analyzers and higher average selling prices. The increase was comprised of (a) an increase in revenues in North America of 11%, or $1.0 million and (b) an increase in revenues in Europe of 56%, or $1.1 million. The increase was partially offset by a decrease in revenues in Asia Pacific and rest of the world of 10%, or $51,000.
(ii) Total revenues from hematology reagent kits sold increased 40%, or $371,000, during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. The increase in revenues from hematology reagent kits was attributed to an increase in revenues in North America of 44%, or $361,000, primarily due to an expanded installed base of our hematology instruments. Hematology reagent kits sold in Europe and Asia Pacific and rest of the world were substantially the same as in the three months ended September 30, 2007.
Gross Profit for Veterinary Market Segment
Gross profit for the veterinary market segment increased 18%, or $1.8 million, during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007. Gross profit percentages for the veterinary market segment during the three months ended September 30, 2008 and 2007 were 60% and 56%, respectively. In absolute dollars, the increase in gross profit for the veterinary market segment was due to (a) an increase in veterinary reagent discs and hematology reagent kits sold during the three months ended September 30, 2008 and (b) higher average selling prices on veterinary reagent discs sold during the three months ended September 30, 2008. The increase was partially offset by a decrease in hematology instruments sold during the three months ended September 30, 2008.

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007
The following table presents revenues, cost of revenues, gross profit and percent of revenues by operating segments for the six months ended September 30, 2008 and 2007 (in thousands, except percentages):

	Six Months Ended
	September 30,				Change
		Percent of		Percent of	Increase/	Percent
	2008	Revenues(1)	2007	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market	$12,544	100%	$10,450	100%	$2,094	20%
Percentage of total revenues	24%		22%
Veterinary Market	36,558	100%	34,425	100%	2,133	6%
Percentage of total revenues	70%		72%
Other(2)	3,158		3,248		(90)	(3%)
Percentage of total revenues	6%		6%

Total revenues	52,260		48,123		4,137	9%

Cost of revenues:
Medical Market	5,808	46%	5,248	50%	560	11%
Veterinary Market	14,847	41%	14,848	43%	(1)	<(1%)
Other(2)	2,760		1,154		1,606	139%

Total cost of revenues	23,415		21,250		2,165	10%

Gross profit:
Medical Market	6,736	54%	5,202	50%	1,534	29%
Veterinary Market	21,711	59%	19,577	57%	2,134	11%
Other(2)	398		2,094		(1,696)	(81%)

Gross profit	$28,845		$26,873		$1,972	7%

(1)	The percentages reported are based on revenues by operating segment.

(2)	Represents unallocated items, not specifically identified to any particular business segment.
Medical Market
Revenues for Medical Market Segment
During the six months ended September 30, 2008, total revenues in the medical market increased 20%, or $2.1 million, as compared to the six months ended September 30, 2007. Components of the change were as follows:
Instruments. Total revenues from sales of our Piccolo chemistry analyzers increased 11%, or $464,000, during the six months ended September 30, 2008, as compared to the six months ended September 30, 2007. We sold a total of 375 Piccolo chemistry analyzers during the six months ended September 30, 2008, as compared to 355 Piccolo chemistry analyzers sold during the six months ended September 30, 2007. The changes in revenues were attributed to (a) an increase in Piccolo chemistry analyzers sold to the U.S. government of 212%, or $787,000, primarily due to an increase in the U.S. Military’s needs for these products during the first quarter of fiscal 2009, which were not predictable and (b) an increase in revenues in Asia Pacific and rest of the world of 35%, or $26,000. The increase was partially offset by (c) a decrease in revenues in North America (excluding the U.S. government) of 10%, or $326,000 and (d) a decrease in revenues in Europe of 4%, or $23,000.
Reagent discs. Total revenues from reagent discs sold in the medical market increased 32%, or $1.8 million, during the six months ended September 30, 2008, as compared to the six months ended September 30, 2007. We sold 838,000 medical reagent discs during the six months ended September 30, 2008, as compared to 612,000 medical reagent discs sold during the six months ended September 30, 2007. The changes in revenues from medical reagent discs was primarily attributed to the expanded installed base of our Piccolo chemistry analyzers and consisted of (a) an increase in revenues in North America (excluding the U.S. government) of 43%, or $1.7 million and (b) an increase in revenues in Europe of 24%, or $128,000. The increase was partially offset by a decrease in revenues in Asia Pacific and rest of the world of 33%, or $31,000. Medical reagent discs sold to the U.S. government were substantially the same as in the six months ended September 30, 2007.
Gross Profit for Medical Market Segment
Gross profit for the medical market segment increased 29%, or $1.5 million, during the six months ended September 30, 2008, as compared to the six months ended September 30, 2007. Gross profit percentages for the medical market segment during the six months ended September 30, 2008 and 2007 were 54% and 50%, respectively. In absolute dollars, the increase in gross profit for the medical market segment was due to an increase in medical reagent discs sold during the six months ended September 30, 2008.

Veterinary Market
Revenues for Veterinary Market Segment
During the six months ended September 30, 2008, total revenues in the veterinary market increased 6%, or $2.1 million, as compared to the six months ended September 30, 2007. Components of the change were as follows:
Instruments. Total revenues from our veterinary instruments sold increased 3%, or $304,000, during the six months ended September 30, 2008, as compared to the six months ended September 30, 2007. We sold a total of 1,163 VetScan chemistry analyzers and hematology instruments during the six months ended September 30, 2008, as compared to an aggregate of 1,093 veterinary instruments sold during the six months ended September 30, 2007. The primary factors of the change were as follows:
(i) Sales of our VetScan chemistry analyzers increased 25%, or $1.2 million, comprised of (a) an increase in revenues in North America of 38%, or $1.3 million, primarily due to quality improvements on our analyzers and (b) an increase in revenues in Asia Pacific and rest of the world of 19%, or $50,000. The increase was partially offset by a decrease in revenues in Europe of 5%, or $73,000.
(ii) Sales of our hematology instruments decreased 20%, or $935,000, comprised of a decrease in revenues in North America of 25%, or $1.1 million, primarily due to a shift in our sales and marketing focus to our VetScan chemistry analyzers and reagent discs during the second quarter of fiscal 2009. The decrease was partially offset by (a) an increase in revenues in Europe of 37%, or $70,000 and (b) an increase in revenues in Asia Pacific and rest of the world of 25%, or $50,000.
Reagent discs and kits. Total revenues from reagent discs and hematology reagent kits sold in the veterinary market increased 8%, or $1.9 million, during the six months ended September 30, 2008, as compared to the six months ended September 30, 2007. The primary factors of the change were as follows:
(i) Total revenues from reagent discs sold in the veterinary market increased 6%, or $1.5 million, during the six months ended September 30, 2008, as compared to the six months ended September 30, 2007. We sold 1.8 million veterinary reagent discs during the six months ended September 30, 2008 and 2007, respectively. The increase in revenues from veterinary reagent discs was comprised of the following: (a) an increase in revenues in North America of 1%, or $33,000, primarily due to higher average selling prices, partially offset by a decrease in units sold, and (b) an increase in revenues in Europe of 42%, or $1.4 million, primarily due to the expanded installed base of our VetScan chemistry analzyers and higher average selling prices. Veterinary reagent discs sales in Asia Pacific and rest of the world were substantially the same as in the six months ended September 30, 2007.
(ii) Total revenues from hematology reagent kits sold increased 25%, or $431,000, during the six months ended September 30, 2008, as compared to the six months ended September 30, 2007. The increase in revenues from hematology reagent kits was attributed to (a) an increase in revenues in North America of 26%, or $404,000, primarily due to an expanded installed base of our hematology instruments, and (b) an increase in revenues in Asia Pacific and rest of the world of 37%, or $23,000. Hematology reagent kits sold in Europe were substantially the same as in the six months ended September 30, 2007.
Gross Profit for Veterinary Market Segment
Gross profit for the veterinary market segment increased 11%, or $2.1 million, during the six months ended September 30, 2008, as compared to the six months ended September 30, 2007. Gross profit percentages for the veterinary market segment during the six months ended September 30, 2008 and 2007 were 59% and 57%, respectively. In absolute dollars, the increase in gross profit for the veterinary market segment was due to (a) an increase in Vetscan chemistry analyzers and hematology reagent kits sold during the six months ended September 30, 2008 and (b) higher average selling prices on veterinary reagent discs sold during the six months ended September 30, 2008. The increase in gross profit was offset by a decrease in hematology instruments sold during the six months ended September 30, 2008.
Cost of Revenues
The following sets forth our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Cost of revenues	$12,346	$11,335	$1,011	9%	$23,415	$21,250	$2,165	10%
Percentage of total revenues	45%	45%			45%	44%

Cost of revenues includes the costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments, reagent discs and hematology reagent kits and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.
Three and Six Months Ended September 30, 2008 Compared to Three and Six Months Ended September 30, 2007
The increase in cost of revenues, in absolute dollars, during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, was primarily due to an increase in the sales volume of medical and veterinary reagent discs and hematology reagent kits during the three months ended September 30, 2008. The increase was partially offset by a decrease in hematology instruments sold during the three months ended September 30, 2008.
The increase in cost of revenues, in absolute dollars, during the six months ended September 30, 2008, as compared to the six months ended September 30, 2007, was primarily due to an increase in the sales volume of medical reagent discs, Vetscan chemistry analyzers and hematology reagent kits during the six months ended September 30, 2008. The increase was partially offset by a decrease in hematology instruments sold during the six months ended September 30, 2008.
Operating Expenses
Research and Development
The following sets forth our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Research and development expenses	$2,082	$1,822	$260	14%	$4,079	$3,475	$604	17%
Percentage of total revenues	8%	7%			8%	7%
Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and enhancement of existing products.
Three and Six Months Ended September 30, 2008 Compared to Three and Six Months Ended September 30, 2007
The increase in research and development expenses, in absolute dollars, during the three and six months ended September 30, 2008, as compared to the three and six months ended September 30, 2007, was primarily due to new product development and enhancement of existing products and clinical trials. Research and development expenses are based on the project activities planned and the level of spending depends on budgeted expenditures. The projects primarily relate to new product development in both the medical and veterinary markets and costs related to compliance with FDA regulations and clinical trials. Share-based compensation expense during the three months ended September 30, 2008 and 2007 was $53,000 and $36,000, respectively, and during the six months ended September 30, 2008 and 2007 was $114,000 and $71,000, respectively.
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
Sales and Marketing
The following sets forth our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Sales and marketing expenses	$6,494	$6,381	$113	2%	$12,321	$11,610	$711	6%
Percentage of total revenues	23%	25%			24%	24%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.
Three and Six Months Ended September 30, 2008 Compared to Three and Six Months Ended September 30, 2007
The increase in sales and marketing expenses, in absolute dollars, during the three and six months ended September 30, 2008, as compared to the three and six months ended September 30, 2007, was primarily due to personnel-related costs resulting from an increase in headcount in various divisions including sales and marketing, customer service and technical service, to support the growth in both our medical and veterinary markets. Share-based compensation expense during the three months ended September 30, 2008 and 2007 was $121,000 and $88,000, respectively, and during the six months ended September 30, 2008 and 2007 was $258,000 and $168,000, respectively.
General and Administrative
The following sets forth our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
General and administrative expenses	$1,952	$1,538	$414	27%	$3,614	$3,189	$425	13%
Percentage of total revenues	7%	6%			7%	7%
General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting, human resources and legal.
Three and Six Months Ended September 30, 2008 Compared to Three and Six Months Ended September 30, 2007
The increase in general and administrative expenses, in absolute dollars, during the three and six months ended September 30, 2008, as compared to the three and six months ended September 30, 2007, was primarily due to an increase in personnel-related costs, which includes share-based compensation expense. Share-based compensation expense during the three months ended September 30, 2008 and 2007 was $220,000 and $130,000, respectively, and during the six months ended September 30, 2008 and 2007 was $388,000 and $252,000, respectively.
Interest and Other Income (Expense), Net
The following sets forth our interest and other income (expense), net, for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Interest and other income (expense), net	$326	$529	$(203)	(38)%	$788	$1,028	$(240)	(23)%
Interest and other income (expense), net, consists primarily of interest income earned on cash, cash equivalents and short-term and long-term investments.
Three and Six Months Ended September 30, 2008 Compared to Three and Six Months Ended September 30, 2007
The decrease in interest and other income (expense), net, during the three and six months ended September 30, 2008, as compared to the three and six months ended September 30, 2007, was primarily attributed to lower interest yields in our investment portfolio compared to the same period in fiscal 2008.
Income Tax Provision
The following sets forth our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Income tax provision	$1,843	$1,757	$3,546	$3,641
Effective tax rate	36%	38%	37%	38%

Three and Six Months Ended September 30, 2008 Compared to Three and Six Months Ended September 30, 2007
During the three and six months ended September 30, 2008, our effective tax rate included a tax benefit for federal qualified production activities, included a tax benefit for tax-exempt investments and excluded a tax benefit for the federal research and development tax credit as a result of the expiration of the credit effective for qualifying research and development expenses incurred after December 31, 2007. During the three and six months ended September 30, 2007, our effective tax rate included a tax benefit for tax-exempt investments and a tax benefit for federal research and development tax credits attributable to qualifying research and development expenses incurred before December 31, 2007.
We did not have any unrecognized tax benefits as of September 30, 2008 or September 30, 2007. During the three and six months ended September 30, 2008 and 2007, we did not recognize any interest and penalties related to unrecognized tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
Total cash, cash equivalents and short-term and long-term investments at September 30, 2008 and March 31, 2008 were as follows (in thousands, except percentages):

	September 30,	March 31,
	2008	2008
Cash and cash equivalents	$34,572	$17,219
Short-term investments	34,998	6,991
Long-term investments	—	35,463

Total cash, cash equivalents and investments	$69,570	$59,673

Percentage of total assets	53%	49%

Cash Flow Changes
Cash provided by (used in) the six months ended September 30, 2008 and 2007 were as follows (in thousands):

	Six Months Ended
	September 30,
	2008	2007
Net cash provided by operating activities	$6,706	$6,546
Net cash provided by (used in) investing activities	7,496	(7,563)
Net cash provided by financing activities	3,151	1,654

Net increase in cash and cash equivalents	$17,353	$637

At September 30, 2008, we had net working capital of $99.0 million compared to $52.5 million at March 31, 2008. Cash and cash equivalents at September 30, 2008 were $34.6 million, compared to $17.2 million at March 31, 2008. The increase in cash and cash equivalents during the six months ended September 30, 2008 was primarily due to net cash provided by operating activities of income of $6.7 million and proceeds from redemptions of $8.6 million of investments in auction rate securities, partially offset by purchases of property and equipment of $1.1 million.
Operating Activities
During the six months ended September 30, 2008, we generated $6.7 million in cash from operating activities. The cash provided by operating activities during the six months ended September 30, 2008 was primarily the result of net income of $6.1 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $2.1 million, share-based compensation expense of $835,000 and deferred income taxes of $2.3 million, partially offset by a decrease of $3.1 million related to excess tax benefits from share-based awards.
Other changes in operating activities during the six months ended September 30, 2008 were as follows:
(i) Net trade receivables increased by $740,000, from $20.9 million at March 31, 2008 to $21.6 million as of September 30, 2008, primarily due to higher sales in the last month of the quarter ended September 30, 2008.
(ii) Net inventories decreased by $1.1 million, from $18.7 million at March 31, 2008 to $17.6 million as of September 30, 2008, primarily due to (a) improvements in the quality of the parts from suppliers and (b) transfer to property and equipment to support our sales and marketing activities.
(iii) Prepaid expenses increased by $666,000, from $427,000 at March 31, 2008 to $1.1 million as of September 30, 2008, primarily due to the timing of payments.

(iv) Current net deferred tax asset increased by $778,000, from $2.4 million at March 31, 2008 to $3.2 million as of September 30, 2008, primarily as a result of certain operating expenses recognized in the six months ended September 30, 2008 which are currently non-deductible for tax purposes and an increase in California research and development tax credits carryovers.
(v) Accounts payable decreased by $1.5 million, from $6.4 million at March 31, 2008 to $5.0 million as of September 30, 2008, primarily due to the timing and payment of services and inventory purchases.
(vi) Accrued payroll and related expenses decreased by $46,000, from $4.3 million at March 31, 2008 to $4.2 million as of September 30, 2008.
(vii) Other accrued liabilities increased by $943,000, from $1.4 million at March 31, 2008 to $2.3 million as of September 30, 2008, primarily due to an increase in income taxes payable at September 30, 2008.
(viii) Total deferred revenue increased by $420,000, resulting from an increase in the current portion of deferred revenue of $127,000, from $807,000 at March 31, 2008 to $934,000 as of September 30, 2008, and an increase in the non-current portion of deferred revenue of $293,000, from $1.1 million at March 31, 2008 to $1.4 million as of September 30, 2008, primarily due to an increase in maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products.
(ix) Total warranty reserves increased by $294,000, resulting from an increase in the current portion of warranty reserves of $398,000, from $1.2 million at March 31, 2008 to $1.6 million as of September 30, 2008, partially offset by a decrease in the non-current portion of warranty reserves of $104,000, from $729,000 at March 31, 2008 to $625,000 as of September 30, 2008. The net change in warranty reserves is based on (a) the number of instruments in standard warranty and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs.
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
Investing Activities
Net cash provided by investing activities during the six months ended September 30, 2008 totaled $7.5 million, compared to net cash used in investing activities of $7.6 million during the six months ended September 30, 2007. Changes in investing activities were as follows:
Investments. Cash used to purchase certificate of deposits totaled $7.1 million during the six months ended September 30, 2008. Cash provided by proceeds from (a) maturities of certificate of deposits and municipal bonds totaled $7.1 million and (b) redemptions of auction rate securities totaled $8.6 million during the six months ended September 30, 2008. For a discussion regarding the liquidity of our auction rate securities, see Notes 3 and 4 of the Notes to the Condensed Consolidated Financial Statements (Unaudited).
Property and Equipment. Cash used to purchase property and equipment totaled $1.1 million during the six months ended September 30, 2008, primarily to support (a) sales and marketing activities and (b) more efficient production lines. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.
Financing Activities
Net cash provided by financing activities during the six months ended September 30, 2008 totaled $3.2 million, primarily consisting of $3.1 million related to excess tax benefits from share-based awards and $341,000 related to proceeds from stock options exercised, partially offset by the payment of income withholding taxes of $275,000 due upon vesting of restricted stock units.
Line of Credit
We have a line of credit with Comerica Bank-California which provides for borrowings of up to $2.0 million. The line of credit may be terminated upon notification by either party and any outstanding balance is payable upon demand. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 4.75% at September 30, 2008, and is payable monthly. At September 30, 2008, of the $2.0 million available, $97,000 was committed to secure a letter of credit for our facilities lease. At September 30, 2008, there was no amount outstanding under our line of credit. The weighted average interest rates on the line of credit during the three months ended September 30, 2008 and 2007 were 4.75% and 7.93%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. At September 30, 2008, we were in compliance with each of these covenants. Included in these financial covenants, among other stipulations, are the following requirements:
•	We must have a minimum net income of $25,000 before preferred stock dividends and accretion on preferred stock in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.

•	We are required to be profitable, as defined, on a fiscal year to date basis beginning, with respect to the current fiscal year, with the six month period ended September 30, 2008 and to have net income before preferred stock dividends and accretion on preferred stock of at least $1.2 million for the fiscal year ending March 31, 2009.

•	We are required to comply with certain financial covenants as follows:

Financial Covenants	Requirements
Quick ratio, as defined	Not less than 2.00 to 1.00
Cash flow coverage, as defined	Not less than 1.25 to 1.00
Debt to net worth ratio, as defined	Not greater than 1.00 to 1.00
Tangible effective net worth, as defined	Not less than $25.7 million
Borrowings under the line of credit are collateralized by our net book value of assets of $115.7 million at September 30, 2008, including our intellectual property.
Purchase Commitments
A discussion of our amended original equipment manufacturing agreement with Diatron Messtechnik GmbH is included in the Notes to the Condensed Consolidated Financial Statements (Unaudited).
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
RECENT ACCOUNTING PRONOUNCEMENTS
A discussion of recent accounting pronouncements is included in Note 2 of the Notes to the Condensed Consolidated Financial Statements (Unaudited).
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments and line of credit.
Our investment portfolio is typically comprised of investments in auction rate securities, certificate of deposits, corporate debt securities or municipal bonds.
Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. At September 30, 2008, our short-term investments totaled $35.0 million, consisting of certificate of deposits and auction rate securities. At September 30, 2008, we had unrealized loss, net of related income taxes of $393,000, which were temporary and reported as a component of accumulated other comprehensive loss. During the first six months of fiscal 2009, we redeemed $8.6 million of our auction rate securities at 100% of par value.

In September 2008, the bank where our auction rate securities are held reached agreements with the Financial Industry Regulatory Authority, the State of Michigan Attorney General and the Michigan Office of Financial and Insurance Regulation regarding the repurchase of auction rate securities. In October 2008, we received a commitment from our bank with regard to the repurchase of all of our auction rate securities. We expect the bank to repurchase all of the remaining balance of our auction rate securities during the third quarter of fiscal 2009, however, there is no assurance that any of the auction rate securities in our portfolio will be redeemed at par value in the future, or at all. Additionally, there is no assurance as to when the market for auction rate securities will stabilize. The fair value of the Company’s auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. However, based on our ability to access our cash and other short-term investments and our expected operating cash flows, we currently do not anticipate these investments in auction rate securities will affect our ability to execute our current business, operating results or financial condition.
We have the ability to hold the certificate of deposits in our investment portfolio at September 30, 2008 until maturity and therefore, we believe we have no material exposure to interest rate risk. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at September 30, 2008 indicated that such market movement would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio.
For our line of credit, which provides for borrowings of up to $2.0 million, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 4.75% at September 30, 2008. Consequently, an increase in the prime rate would expose us to higher interest expenses. A sensitivity analysis assuming a hypothetical 10% movement in the prime rate applied to our line of credit balance at September 30, 2008 indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no amount outstanding on our line of credit at September 30, 2008.
As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments. In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
Foreign Currency Rate Fluctuations
We operate primarily in the United States and a majority of our revenues, cost of revenues, operating expenses and capital purchasing activities for the six months ended September 30, 2008 were transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations on the hematology instruments and hematology reagent kits purchased from Diatron Messtechnik GmbH, which are primarily denominated in Euros.
In the first quarter of fiscal 2009, operations from our Germany sales office, which have not been significant to date, were stated in Euros and translated into U.S. dollars at the period-end exchange rates. On July 1, 2008, the Germany sales office was incorporated as Abaxis Europe GmbH to market, promote and distribute diagnostic systems for medical and veterinary uses. Abaxis Europe GmbH is our wholly-owned subsidiary and its functional currency is in U.S. dollars. The period-end translation of the non-functional currency assets and liabilities (primarily assets and liabilities on our subsidiary’s condensed balance sheet that are not denominated in U.S. dollars) at the period-end exchange rates resulted in foreign currency gains and losses, which were included in our Condensed Consolidated Statements of Operations in “Interest and other income (expense), net.”
To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses. Similarly, our cost of revenues and operating expenses will increase if the U.S. dollar weakens against the Euro currency.
Other than the foregoing, there have been no material changes in our market risk during the three months ended September 30, 2008 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods), were effective as of September 30, 2008.

Changes in Internal Control over Financial Reporting
On July 1, 2008, our sales office in Darmstadt, Germany was incorporated as Abaxis Europe GmbH. As a result, Abaxis Europe GmbH became a wholly-owned subsidiary of Abaxis. In connection with this incorporation, we transitioned the responsibilities of financial reporting and sales order processing for all sales of our products in Europe to our subsidiary and incorporate the financial data from our subsidiary into our consolidated financial statements. These changes were effective beginning with our financial reporting for the fiscal quarter ended September 30, 2008. These changes were not made in response to any material weakness or significant deficiency in our internal controls.
Except as noted above, there was no other change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We manufacture our blood chemistry analyzers at our manufacturing facility in Union City, California. During fiscal 2008, we experienced problems related to the manufacture of our new blood chemistry analyzer, which are primarily related to difficulties and delays in obtaining certain key components that we purchase from various suppliers. These manufacturing problems were primarily related to quality control issues for key components that we obtain from our suppliers and to design issues of the key components required in our blood chemistry analyzer. Our difficulties in obtaining an adequate amount of quality components for the manufacture of our blood chemistry analyzer had a materially adverse impact on our sales of Vetscan chemistry analyzers in fiscal 2008. We have taken, and are continuing to take, steps to resolve these issues, including securing quality parts from our suppliers, but there can be no assurance that our efforts to resolve these manufacturing difficulties will be successful or that similar manufacturing problems will not arise. If we do not continue to resolve these manufacturing problems on our new blood chemistry analyzer or prevent similar problems in the future, we may not be able to manufacture sufficient quantities to meet anticipated demand and, therefore, will not be able to effectively market and sell our new blood chemistry analyzer; accordingly, our revenue and business would be materially adversely affected.

We have invested a significant portion of our cash in auction rate securities, the market for which is currently illiquid. Funds associated with certain of our auction rate securities may not be accessible for an undetermined period of time and our auction rate securities may experience an other than temporary decline in value, which would adversely affect our statement of operations.
Our investment portfolio includes auction rate securities that are structured with short-term interest rate reset dates of generally less than 30 days, but with contractual maturities that can be well in excess of ten years or may never mature. At the end of each reset period, which occurs ranging from every seven to 28 days, depending on the security, investors can sell or continue to hold the securities at par value. This mechanism has historically provided a liquid market for these securities. However, the recent negative conditions in the global credit markets have prevented some investors from liquidating their holdings of auction rate securities because the amount of securities submitted for sale has exceeded the amount of purchase orders for such securities. At September 30, 2008, we held $28.4 million par value of our investments in auction rate securities for which the auctions had been unsuccessful. At September 30, 2008, the fair value of these auction rate securities was $28.0 million. An auction failure, which is not a default in the underlying debt instrument, occurs when there are more sellers than buyers at a scheduled interest rate auction date and parties desiring to sell their securities are unable to do so. If the credit market does not improve, auctions for our invested amounts may continue to fail. If an auction fails for securities in which we have invested, we may be unable to liquidate some or all of our auction rate securities at par value, should we need or desire to access the funds invested in those securities. In the event we need or desire to access these funds, we will not be able to do so until a future auction on these investments is successful or a buyer is found outside the auction process. If a buyer is found but is unwilling to purchase the investments at par value, we may incur a loss. Furthermore, if the issuers of the auction rate securities are unable to successfully complete future auctions and their credit ratings deteriorate, we may be required to adjust the carrying value of these investments by recording an impairment charge.
In September 2008, the bank where our auction rate securities are held reached agreements with the Financial Industry Regulatory Authority, the State of Michigan Attorney General and the Michigan Office of Financial and Insurance Regulation regarding the repurchase of auction rate securities. In October 2008, we received a commitment from our bank with regard to the repurchase of all of our auction rate securities. Accordingly, we reclassified our auction rate securities as short-term investments at September 30, 2008 on our balance sheet because we expect the bank to repurchase all of the remaining balance of our auction rate securities during the third quarter of fiscal 2009. During the six months ended September 30, 2008, $8.6 million of our auction rate securities were redeemed at 100% of par value. However, there is no assurance that any of the remaining auction rate securities in our portfolio will be redeemed at 100% of par value in the future, or at all. Additionally, there is no assurance as to when the market for auction rate securities will stabilize. The fair value of our auction rate securities could change significantly based on market conditions and continued uncertainties in the credit markets. If conditions in the credit markets deteriorate further causing additional auctions to fail, the funds associated with these auction rate securities may also not be accessible for an undetermined period of time, and we may be required to record losses or an impairment charge on our auction rate securities portfolio in future quarters, which would harm our financial condition.
We rely on patents and other proprietary information, the loss of which would negatively affect our business.
As of September 30, 2008, 38 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 30 patents have been issued and 29 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.
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
As of September 30, 2008, we had retained earnings of $3.1 million. Our ability to continue to be profitable will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan products. Increasing the sales volume of our products will depend upon, among other things, our ability to:
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
As of September 30, 2008, we had 76 full-time sales personnel directly involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time. In addition, we experience significant turnover in our sales and marketing personnel. If we are to increase our direct sales, we will need to train new sales personnel and supervise them closely. We also will continue hiring additional sales personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of resources to market our products.
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
We depend on a number of distributors in the United States who distribute our VetScan products. Our largest distributor in the United States, DVM Resources, accounted for 11% and 13% of our total worldwide revenues for the three months ended September 30, 2008 and 2007, respectively. During the six months ended September 30, 2008, there were no distributors or direct customers that accounted for more than 10% of total worldwide revenues. One distributor, DVM Resources accounted for 14% of our total worldwide revenues for the six months ended September 30, 2007. We depend on our distributors to assist us in promoting our products in the veterinary market, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a sharp decline or delay in our sales revenue.
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

We currently rely on distributors that carry either our medical or veterinary products in the following countries: Australia, Austria, Bahrain, Belgium, Canada, Czech Republic, Denmark, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Korea, Macao, the Netherlands, New Zealand, the Philippines, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, Ukraine, the United Arab Emirates, the United Kingdom and the United States. Our distributors in each of these countries are responsible for obtaining the necessary approvals to sell our new and existing products. These distributors may not be successful in obtaining proper approvals for our new and existing products in their respective countries, and they may not be successful in marketing our products. We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence. However, we may not be successful in entering into additional distributor relationships on favorable terms, or at all. In addition, our distributors may terminate their relationship with us at any time. Historically, we have experienced a high degree of turnover among our international distributors. This turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally.
We depend on limited or sole suppliers for several key components in our products, many of whom we have not entered into contractual relationships with and failure of our suppliers to provide the components to us could harm our business.
We use several key components that are currently available from limited or sole sources as discussed below:
•	Reagent Discs: Two injection-molding manufacturers, C. Brewer & Co. and Nypro, Inc., currently make the molded plastic discs which, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require. To date, we have only qualified these two manufacturers to manufacture the molded plastic discs.

•	Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the dry reagent chemistry beads that are either inserted in our reagent discs or sold as stand-alone products: Amano Enzyme USA Co., Ltd., Genzyme Corporation, Kikkoman Corporation Biochemical Division, Microgenics Corporation, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., Toyobo Specialties (formerly Shinko American Inc.) and Sigma Aldrich Inc.

•	Blood Chemistry Analyzer Components: Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of vendors, including components from Hamamatsu Corporation and PerkinElmer, Inc. and components from a single-source supplier, UDT Sensors (a division of OSI Optoelectronics). Our analyzers also use a printer that is primarily made by Seiko North America Corporation. The loss of the supply of any of these components could force us to redesign our blood chemistry analyzers.

•	Hematology Instruments and Reagents: Our hematology instruments are manufactured by Diatron Messtechnik GmbH in Hungary and are purchased by us as a completed instrument. In addition, to date, we have qualified only three suppliers to produce the reagents for our hematology instruments: Clinical Diagnostic Solutions, Inc., Diatron and Mallinckrodt Baker BV.
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
Competition in the human and veterinary diagnostic markets is intense. Our principal competitors in the human diagnostic market are Alfa Wassermann S.P.A., i-STAT Corporation (which was purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.), Kodak (DT60 analyzer), Polymedco, Inc. and F. Hoffman-La Roche (Reflotron system). Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation. Most of our competitors have significantly larger product line offering and greater financial and other resources than we do. In particular, many of our competitors have large sales forces and well-established distribution channels. Consequently, we must develop our distribution channels and significantly improve our direct sales force in order to compete in these markets.
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
The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. As of September 30, 2008, we have received market clearance from the FDA for our Piccolo chemistry analyzer and 25 reagent tests that we have on 13 reagent discs. We are currently developing additional tests that we will have to clear with the FDA through the 510(k) notification procedures. These new test products are crucial for our success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States, which could harm our future sales.

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
•	In April 2001, the State of California Food and Drug Branch granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices.

•	In May 2001, the State of California Food and Drug Branch granted licensing for our manufacturing facility in Union City, California.

•	In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards.

•	In December 2003, we received ISO 13485 Quality System certification as required by the 2003 European In Vitro Device Directive. This certified our quality system specifically to medical devices.

•	In both March 2003 and September 2005, the FDA conducted a facility inspection and verified our compliance with the 21 CFR 820 Regulation.

•	In November 2006, we received our recertification to the ISO 13485:2003 Quality System Standard for medical devices.

•	In August 2008, the FDA conducted an additional facility inspection to verify our compliance with 21 CFR 820 Regulation.
We cannot assure you that we will successfully pass the latest FDA inspection or any re-inspection by the FDA or the State of California. In addition, we cannot assure you that we can comply with all current or future government manufacturing requirements and regulations. If we are unable to comply with the regulations, or if we do not pass routine inspections, our business and results of operations will be materially adversely affected.
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
We can currently offer the following Piccolo reagent discs as waived tests to the medical market: Basic Metabolic Panel, Comprehensive Metabolic Panel, Electrolyte Panel, General Chemistry 6, General Chemistry 13, Kidney Check, Lipid Panel, Lipid Panel Plus and Liver Panel Plus. Waived status permits untrained personnel to run the Piccolo chemistry analyzer using these tests; thus, extending the sites (doctors’ offices and other point-of-care environments) that can use the Piccolo chemistry analyzer. Although we are engaged in an active program to test and apply for CLIA waivers for additional analytes, we cannot assure you that we will successfully receive CLIA waived status from the FDA for other products. Consequently, for the reagent discs that have not received CLIA waived status, the market for our Piccolo products may be confined to those testing facilities that are certified as “laboratories” and our growth can be limited accordingly.

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
Effective April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), issued by the Financial Accounting Standards Board, which requires the measurement of all share-based payments to employees, using a fair-value-based method and the recording of such expense in our results of operations. The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense, net of an estimated forfeiture rate, for those shares expected to vest over the corresponding requisite service period. Our policy is to recognize the expense of restricted stock unit grants based on the vested portions of the awards. Since fiscal 2007, we granted restricted stock unit awards annually to employees based on the following time-based vesting schedule over a four-year period: five percent vesting after the first year; additional ten percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment. During fiscal 2007, 2008 and the first six months of fiscal 2009, share-based compensation expense related to restricted stock units had a material impact on our earnings per share and on our financial statements and we expect that it will continue to adversely impact our reported results of operations, particularly in the fourth year of vesting for the restricted stock unit awarded to employees. As of September 30, 2008, our unrecognized compensation expense related to restricted stock unit awards granted to employees and directors to date totaled $13.5 million, which is expected to be recognized over a weighted average period of 2.64 years.
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
The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended September 30, 2008, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $18.45 to $24.25 per share and the closing sale price for our quarter ended September 30, 2008 was $19.70 per share. During the last eight fiscal quarters ended September 30, 2008, our stock price closed at a high of $39.74 on December 24, 2007 and a low of $17.00 on January 25, 2007. Many factors may affect the market price of our common stock, including:
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

ABAXIS, INC. (Registrant)
Date: November 10, 2008	BY:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 10, 2008	BY:	/s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description of Document

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