Form 10-Q
period 2008-12-31
ABAXIS INC
filed 2009-02-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2008
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
Yes ☐            No ☑
As of February 5, 2009, there were 21,899,000 shares of the Registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q

For the Quarter Ended December 31, 2008

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Revenues	$26,964	$25,690	$79,224	$73,813
Cost of revenues	11,859	12,081	35,274	33,331

Gross profit	15,105	13,609	43,950	40,482

Operating expenses:
Research and development	2,037	1,629	6,116	5,104
Sales and marketing	6,061	6,056	18,382	17,666
General and administrative	2,241	1,571	5,855	4,760

Total operating expenses	10,339	9,256	30,353	27,530

Income from operations	4,766	4,353	13,597	12,952
Interest and other income (expense), net	352	552	1,140	1,580

Income before income taxes	5,118	4,905	14,737	14,532
Income tax provision	1,762	1,700	5,308	5,341

Net income	$3,356	$3,205	$9,429	$9,191

Net income per share:
Basic net income per share	$0.15	$0.15	$0.43	$0.43

Diluted net income per share	$0.15	$0.14	$0.42	$0.41

Shares used in the calculation of net income per share:
Weighted average common shares outstanding — basic	21,879,000	21,561,000	21,798,000	21,441,000

Weighted average common shares outstanding — diluted	22,264,000	22,359,000	22,325,000	22,208,000

Share-based compensation expense by function:
Cost of revenues	$33	$33	$108	$88
Research and development	64	39	178	110
Sales and marketing	143	91	401	259
General and administrative	225	122	613	374

Total share-based compensation expense	$465	$285	$1,300	$831

See accompanying Notes to the Condensed Consolidated Financial Statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	December 31,	March 31,
	2008	2008

ASSETS
Current assets:
Cash and cash equivalents	$60,158	$17,219
Short-term investments	14,489	6,991
Trade receivables (net of allowances of $356 at December 31, 2008 and $272 at March 31, 2008)	21,557	20,873
Inventories, net	17,104	18,657
Prepaid expenses	1,241	427
Net deferred tax asset — current	3,481	2,426

Total current assets	118,030	66,593
Long-term investments	—	35,463
Property and equipment, net	15,130	14,599
Intangible assets, net	319	375
Other assets	29	5
Net deferred tax asset — non-current	3,874	3,868

Total assets	$137,382	$120,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,920	$6,421
Accrued payroll and related expenses	2,822	4,277
Other accrued liabilities	1,472	1,369
Deferred revenue	922	807
Warranty reserve	1,637	1,219

Total current liabilities	12,773	14,093

Non-current liabilities:
Deferred rent	183	286
Deferred revenue	1,516	1,146
Warranty reserve	748	729

Total non-current liabilities	2,447	2,161

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 35,000,000 shares authorized; 21,895,000 and 21,706,000 shares issued and outstanding at December 31, 2008 and at March 31, 2008, respectively	115,700	109,031
Retained earnings (accumulated deficit)	6,462	(2,967)
Accumulated other comprehensive loss	—	(1,415)

Total shareholders’ equity	122,162	104,649

Total liabilities and shareholders’ equity	$137,382	$120,903

See accompanying Notes to the Condensed Consolidated Financial Statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31,
	2008	2007

Cash flows from operating activities:
Net income	$9,429	$9,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,179	2,563
(Gain) loss on disposal of property and equipment	(8)	2
(Gain) loss on foreign exchange translation	81	—
Share-based compensation expense	1,300	831
Excess tax benefits from share-based awards	(5,120)	(270)
Deferred income taxes	4,051	4,906
Changes in assets and liabilities:
Trade receivables, net	(753)	(3,933)
Inventories, net	(114)	(4,501)
Prepaid expenses	(814)	644
Other assets	(24)	19
Accounts payable	(487)	542
Accrued payroll and related expenses	(1,455)	(243)
Other accrued liabilities	25	306
Deferred rent	(103)	(71)
Deferred revenue	485	(171)
Warranty reserve	437	806

Net cash provided by operating activities	10,109	10,621

Cash flows from investing activities:
Purchases of available-for-sale investments	—	(20,575)
Purchases of held-to-maturity investments	(21,579)	(21,167)
Proceeds from redemptions of available-for-sale investments	36,975	—
Proceeds from maturities of held-to-maturity investments	14,081	32,804
Purchases of property and equipment	(1,992)	(2,522)
Proceeds from disposal of property and equipment	20	—

Net cash provided by (used in) investing activities	27,505	(11,460)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans, net	242	2,178
Excess tax benefits from share-based awards	5,120	270

Net cash provided by financing activities	5,362	2,448

Effect of exchange rate changes on cash and cash equivalents	(37)	—

Net increase in cash and cash equivalents	42,939	1,609
Cash and cash equivalents at beginning of period	17,219	10,183

Cash and cash equivalents at end of period	$60,158	$11,792

Supplemental disclosure of cash flow information:
Cash paid for interest	$6	$4

Cash paid for income taxes, net of refunds	$1,147	$340

Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$1,415	$—

Transfers of equipment between inventory and property and equipment, net	$1,674	$1,307

Capitalized share-based compensation	$7	$13

Common stock withheld for employee taxes in connection with share-based compensation	$280	$110

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
On July 1, 2008, the Company’s sales office in Darmstadt, Germany was incorporated as Abaxis Europe GmbH to market, promote and distribute diagnostic systems for medical and veterinary uses. As a result, Abaxis Europe GmbH became a wholly-owned subsidiary of the Company. The subsidiary was formed to provide customer support in a timely manner in response to the growing and increasingly diverse services needs of customers in the European market. The accompanying unaudited condensed consolidated financial statements as of and for the three and nine month periods ended December 31, 2008 include the accounts of the Company and its wholly-owned subsidiary, Abaxis Europe GmbH. All intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three and nine month periods ended December 31, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2009 or for any future period.
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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Unrealized gains and losses on instruments for which the fair value option has been elected are reported in earnings at each subsequent reporting period. SFAS No. 159 is applied prospectively upon adoption. The Company adopted SFAS No. 159 effective April 1, 2008. To date, the Company has not elected the fair value option for any of its financial assets or financial liabilities.
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
The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of December 31, 2008 (in thousands):

	As of December 31, 2008
	Quoted Prices in	Significant
	Active Markets	Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$60,158	$—	$—	$60,158
Short-term investments:
Certificates of deposits	14,489	—	—	14,489

Total assets at fair value	$74,647	$—	$—	$74,647

(1)	Cash and cash equivalents as of December 31, 2008 consisted of $20.3 million in cash and $39.9 million in cash equivalents, consisting of money market mutual funds.
The fair value of the Company’s Level 1 financial assets is based on quoted market prices of the underlying security. As of December 31, 2008, the Company did not have any Level 2 or 3 financial assets or liabilities.
At September 30, 2008, the par value of the Company’s investments in auction rate securities totaled $28.4 million and the fair value of these auction rate securities was $28.0 million. In September 2008, the Company’s bank where its auction rate securities were held, reached agreements with the Financial Industry Regulatory Authority, the State of Michigan Attorney General and the Michigan Office of Financial and Insurance Regulation regarding the repurchase of auction rate securities. In October 2008, the Company received a commitment from its bank to repurchase all of its remaining auction rate securities, which repurchases were completed in the third quarter of fiscal 2009. During the three and nine months ended December 31, 2008, the Company redeemed $28.4 million and $37.0 million, respectively, of its auction rate securities at 100% of par value by the issuer of the auction rate securities.

The following table summarizes the changes in the beginning and ending balances in the carrying value associated with Level 3 financial assets for the nine months ended December 31, 2008 (in thousands):

Auction Rate
Securities
Balance at March 31, 2008	$35,463
Redemptions during the period	(4,000)
Transfers	—
Total gain or loss (realized or unrealized)
Included in earnings (loss)	—
Included in other comprehensive loss	96

Balance at June 30, 2008	$31,559
Redemptions during the period	(4,550)
Transfers	—
Total gain or loss (realized or unrealized)
Included in earnings (loss)	—
Included in other comprehensive loss	998

Balance at September 30, 2008	$28,007
Redemptions during the period	(28,425)
Transfers	—
Total gain or loss (realized or unrealized)
Included in earnings (loss)	—
Included in other comprehensive loss	418

Balance at December 31, 2008	$—

NOTE 4. INVESTMENTS
The following table summarizes, by major security type, the cost and fair value of investments (in thousands):

	December 31, 2008
		Unrealized	Fair
	Cost	Gain (Loss)	Value
Short-term investments
Held-to-maturity:
Certificates of deposits	$14,489	$—	$14,489

Total short-term investments in held-to-maturity	$14,489	$—	$14,489

	March 31, 2008
		Unrealized	Fair
	Cost	Gain (Loss)	Value
Short-term investments
Held-to-maturity:
Certificates of deposits	$2,974	$—	$2,974
Municipal bonds	4,017	—	4,017

Total short-term investments in held-to-maturity	$6,991	$—	$6,991

Long-term investments
Available-for-sale:
Auction rate securities	$36,975	$(1,512)	$35,463

Total long-term investments in available-for-sale	$36,975	$(1,512)	$35,463

As of December 31, 2008 and March 31, 2008, unrealized loss on investments, net of related income taxes, was $0 and $1.4 million, respectively.
At December 31, 2008, the contractual maturities for certificates of deposits were one year or less from the date of purchase. At March 31, 2008, the Company determined that its auction rate securities were not liquid since several auctions related to its auction rate securities failed beginning in February 2008 and accordingly, the Company’s auction rate securities were classified as long-term investments at March 31, 2008. In September 2008, the Company’s bank where its auction rate securities were held, reached agreements with the Financial Industry Regulatory Authority, the State of Michigan Attorney General and the Michigan Office of Financial and Insurance Regulation regarding the repurchase of auction rate securities. In October 2008, the Company received a commitment from its bank to repurchase all of its remaining auction rate securities, which repurchases were completed in the third quarter of fiscal 2009. During the three and nine months ended December 31, 2008, the Company redeemed $28.4 million and $37.0 million, respectively, of its auction rate securities at 100% of par value by the issuer of the auction rate securities.

NOTE 5. INVENTORIES, NET
Inventories, net, include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories, net, were as follows (in thousands):

	December 31,	March 31,
	2008	2008
Raw materials	$9,552	$9,067
Work-in-process	2,667	4,315
Finished goods	4,885	5,275

Inventories, net	$17,104	$18,657

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
Reagent Discs. Beginning on July 1, 2007, the Company records a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. Prior to July 1, 2007, the Company recorded a provision for defective reagent discs as part of sales allowances since the Company primarily issued a credit to customers for defective reagent discs. Starting on July 1, 2007, the provision for defective reagent discs is recorded as part of warranty reserves, since the Company replaces defective reagent discs rather than issue a credit to customers. The change did not have a material impact on the Company’s financial statements. During the three and nine months ended December 31, 2008, the provision for warranty expense related to replacement of defective reagent discs was $81,000 and $291,000, respectively. The balance of accrued warranty reserve related to replacement of defective reagent discs at December 31, 2008 and 2007 was $392,000 and $270,000, respectively, which was classified as current liability on the balance sheet.
The Company evaluates its estimates for warranty reserves on an ongoing basis and believes it has the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in the Company’s warranty reserve accrual in the period in which the change was identified.
The change in the Company’s accrued warranty reserve during the three and nine months ended December 31, 2008 and 2007 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Balance at beginning of period	$2,242	$1,294	$1,948	$847
Provision for warranty expense	387	625	1,406	1,499
Warranty costs incurred	(244)	(266)	(969)	(693)

Balance at end of period	2,385	1,653	2,385	1,653
Non-current portion of warranty reserve	748	496	748	496

Current portion of warranty reserve	$1,637	$1,157	$1,637	$1,157

NOTE 7. LINE OF CREDIT
The Company has a line of credit with Comerica Bank-California which provides for borrowings of up to $2.0 million. The line of credit may be terminated upon notification by either party and any outstanding balance is payable upon demand. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 3.00% at December 31, 2008, and is payable monthly. At December 31, 2008, of the $2.0 million available, $97,000 was committed to secure a letter of credit for the Company’s facilities lease. At December 31, 2008, there was no amount outstanding under the Company’s line of credit. The weighted average interest rates on the line of credit during the three months ended December 31, 2008 and 2007 were 3.81% and 7.27%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. At December 31, 2008, the Company was in compliance with each of these covenants. Included in these financial covenants, among other stipulations, are the following requirements:
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
Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $122.2 million at December 31, 2008, including its intellectual property.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Purchase Commitments. In November 2003, the Company entered into an original equipment manufacturing (“OEM”) agreement with Diatron Messtechnik GmbH (“Diatron”) of Austria to purchase Diatron hematology instruments. The Diatron hematology instruments are currently supplied by Diatron Medical Instruments PLC. Under the terms of the OEM agreement, the Company became committed to purchase a minimum number of hematology instruments from Diatron once the product was qualified for sale, which occurred in May 2004. In September 2006, the terms of the OEM agreement, with respect to the purchase commitments, were revised and the Company completed its purchase commitments in the quarter ended December 31, 2007. In February 2008, the terms of the OEM agreement, with respect to the purchase commitments, were again revised. Under the amended OEM agreement currently in effect, the Company is committed to purchase a minimum number of hematology instruments through fiscal 2009. In August 2008, the Company entered into a purchase order with scheduled shipping terms through January 2009 for the remaining number of hematology instruments to be purchased under the amended OEM agreement.
Effective January 5, 2009, the Company entered into a license agreement with Inverness Medical Switzerland GmbH (“Inverness”), pursuant to which the Company licensed co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace. The license agreement provides that Inverness shall not grant any future rights to any third parties under its current lateral flow patent rights in the animal health diagnostics field in the professional marketplace. The license agreement enables the Company to develop and market products under rights from Inverness to address animal health and laboratory animal research markets.
The Company paid a $5.0 million up-front license fee to Inverness in January 2009 and is required to pay royalties, including annual minimum royalties of $500,000 to $1.0 million per year over the term of the agreement, starting in fiscal 2011 through the date of the expiration of the last patent licensed under the agreement. Royalties are based on sales of products covered by claims under the licensed Inverness patent rights.
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
Share-based compensation has been classified in the income statement or capitalized on the balance sheet in the same manner as cash compensation paid to employees. Non-cash compensation expense recognized for share-based awards during the three months ended December 31, 2008 and 2007 was $465,000 and $285,000, respectively, and during the nine months ended December 31, 2008 and 2007 was $1.3 million and $831,000, respectively.

Capitalized share-based compensation cost at December 31, 2008 and 2007 was $34,000 and $26,000, respectively, which was included in inventory on the balance sheet.
Cash Flow Impact
SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits classified as a financing cash inflow for the three months ended December 31, 2008 and 2007 were $2.0 million and $132,000, respectively, and for the nine months ended December 31, 2008 and 2007 were $5.1 million and $270,000, respectively.
Equity Compensation Plans
The Company’s share-based compensation plans are described below.
2005 Equity Incentive Plan. The Company’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended the Company’s 1998 Stock Option Plan. The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. On October 28, 2008, the Company’s shareholders approved an amendment to the Equity Incentive Plan to increase the shares reserved for issuance under the Equity Incentive Plan by 500,000 shares. As of December 31, 2008, the Equity Incentive Plan provides for the issuance of a maximum of 5,386,000 shares, of which 706,000 shares of common stock were then available for future issuance.
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
1992 Outside Directors’ Stock Option Plan. Under the Company’s 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors. Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. The Directors Plan provided for the issuance of a maximum of 250,000 shares. As of December 31, 2008, all outstanding options under the Directors Plan were fully vested and fully exercisable and no shares of common stock were available for future issuance because the time period for granting options expired in accordance with the terms of the Directors Plan in June 2002.
The Company’s current practice is to issue new shares of common stock from its authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.
Stock Options
Prior to April 1, 2006, the Company granted stock options to employees, with an exercise price equal to the closing market price of the Company’s common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment with the Company. In addition, prior to April 1, 2006, the Company granted stock options to non-employee directors with an exercise price equal to the closing market price of the Company’s common stock on the date of grant and became exercisable over a period of one year based on monthly vesting terms, conditional on continuous service to the Company. There were no stock options granted during fiscal 2007 or 2008 or during the nine months ended December 31, 2008.

The Company used the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006. The fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred. As of December 31, 2008, the total unrecognized compensation expense related to stock options granted amounted to $4,000, which is expected to be recognized over a weighted average period of 0.12 years.
Stock Option Activity
The following table summarizes information regarding options outstanding and options exercisable at December 31, 2008 and the changes during the nine-month period then ended:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Life (Years)	(In thousands)
Outstanding at March 31, 2008	1,044,000	$7.82
Granted	—	—
Exercised	(156,000)	3.35
Canceled or forfeited	(1,000)	11.85

Outstanding at December 31, 2008	887,000	$8.60	3.38	$7,527

Vested and expected to vest at December 31, 2008	887,000	$8.60	3.38	$7,525

Exercisable at December 31, 2008	884,000	$8.59	3.38	$7,513

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing stock price as of December 31, 2008, that would have been received by the option holders had all option holders exercised their stock options as of that date. Total intrinsic value of stock options exercised during the three months ended December 31, 2008 and 2007 was $1.3 million and $4.3 million, respectively, and during the nine months ended December 31, 2008 and 2007 was $2.4 million and $8.3 million, respectively. Cash proceeds from stock options exercised during the three months ended December 31, 2008 and 2007 were $181,000 and $663,000, respectively, and during the nine months ended December 31, 2008 and 2007 were $522,000 and $2.3 million, respectively.
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
The fair value of restricted stock unit awards used in the Company’s expense recognition method is measured based on the number of shares granted and the closing market price of the Company’s common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The Company’s policy is to recognize the expense based on the vested portions of the awards. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of December 31, 2008, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $13.1 million, which is expected to be recognized over a weighted average period of 2.39 years.

Restricted Stock Unit Activity
The following table summarizes restricted stock unit activity for the nine months ended December 31, 2008:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value(1)
Unvested at March 31, 2008	494,000	$23.21
Granted	247,000	23.81
Vested	(44,000)	23.32
Canceled or forfeited	(10,000)	20.68

Unvested at December 31, 2008	687,000	$23.46

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of the Company’s common stock on the date of grant.
Total intrinsic value of restricted stock units vested during the three months ended December 31, 2008 and 2007 was $14,000 and $4,000, respectively, and during the nine months ended December 31, 2008 and 2007 was $1.1 million and $481,000, respectively. The total grant date fair value of restricted stock units vested during the three months ended December 31, 2008 and 2007 was $30,000 and $3,000, respectively, and during the nine months ended December 31, 2008 and 2007 was $1.0 million and $544,000, respectively.
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
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Numerator:
Net income	$3,356	$3,205	$9,429	$9,191

Denominator:
Weighted average common shares outstanding — basic	21,879,000	21,561,000	21,798,000	21,441,000
Weighted average effect of dilutive securities:
Stock options	381,000	707,000	493,000	720,000
Restricted stock units	4,000	91,000	34,000	43,000
Warrants	—	—	—	4,000

Weighted average common shares outstanding — diluted	22,264,000	22,359,000	22,325,000	22,208,000

Net income per share:
Basic net income per share	$0.15	$0.15	$0.43	$0.43

Diluted net income per share	$0.15	$0.14	$0.42	$0.41

The Company excluded the following stock options and warrants from the computation of diluted weighted average shares outstanding because the exercise price of the stock options and warrants is greater than the average market price of the Company’s common stock during the period and, therefore, the inclusion of these stock options and warrants would be antidilutive to net income per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007

Weighted average number of shares underlying antidilutive stock options and warrants	185,000	—	159,000	—
Weighted average exercise price per share underlying antidilutive stock options and warrants	$21.02	$—	$21.65	$—

The Company excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Weighted average number of shares underlying antidilutive restricted stock units	679,000	—	190,000	4,000
NOTE 11. INCOME TAXES
The Company’s effective tax rate for the three months ended December 31, 2008 and 2007 was 34% and 35%, respectively, and for the nine months ended December 31, 2008 and 2007 was 36% and 37%, respectively.
During the three and nine months ended December 31, 2008 and 2007, the effective tax rate included a tax benefit for tax-exempt investments and included a tax benefit for the federal research and development tax credit. During the three and nine months ended December 31, 2008, the effective tax rate also included a benefit for federal qualified production activities. The decrease in the effective tax rate for the three and nine months ended December 31, 2008, as compared to the three and nine months ended December 31, 2007, was due to the recording of a tax benefit for federal and California research and development tax credits relating to the prior year which have been recorded in the three months ended December 31, 2008 as a discrete item.
The Company did not have any unrecognized tax benefits as of December 31, 2008 or December 31, 2007. During the three and nine months ended December 31, 2008 and 2007, the Company did not recognize any interest or penalties related to unrecognized tax benefits.
NOTE 12. COMPREHENSIVE INCOME
The following is a summary of comprehensive income for the three and nine months ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income	$3,356	$3,205	$9,429	$9,191
Other comprehensive income:
Change in unrealized gain (loss) on investments, net of tax	393	—	1,415	—

Comprehensive income	$3,749	$3,205	$10,844	$9,191

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
The table below summarizes revenues, cost of revenues and gross profit from the Company’s two operating segments and from certain unallocated items for the three and nine months ended December 31, 2008 and 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Revenues:
Medical Market	$7,175	$6,005	$19,719	$16,455
Veterinary Market	17,907	18,073	54,465	52,498
Other(1)	1,882	1,612	5,040	4,860

Total revenues	26,964	25,690	79,224	73,813

Cost of revenues:
Medical Market	3,548	2,946	9,772	8,194
Veterinary Market	7,389	8,677	22,672	23,525
Other(1)	922	458	2,830	1,612

Total cost of revenues	11,859	12,081	35,274	33,331

Gross profit:
Medical Market	3,627	3,059	9,947	8,261
Veterinary Market	10,518	9,396	31,793	28,973
Other(1)	960	1,154	2,210	3,248

Gross profit	$15,105	$13,609	$43,950	$40,482

(1)	Represents unallocated items, not specifically identified to any particular business segment.
NOTE 14. REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS
Revenue Information
The following is a summary of revenues for each group of products provided by the Company (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenues by Product Category	2008	2007	2008	2007
Instruments	$7,976	$8,393	$22,670	$22,319
Reagent discs and kits	16,751	15,305	50,378	45,244
Other products	1,340	1,462	3,767	4,797

Product sales, net	26,067	25,160	76,815	72,360
Development and licensing revenue	897	530	2,409	1,453

Total revenues	$26,964	$25,690	$79,224	$73,813

The following is a summary of revenues by geographic region based on customer location (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenues by Geographic Region	2008	2007	2008	2007
North America	$22,852	$21,628	$65,629	$61,868
Europe	3,040	3,397	10,766	9,629
Asia Pacific and rest of the world	1,072	665	2,829	2,316

Total revenues	$26,964	$25,690	$79,224	$73,813

Significant Concentrations
Revenues from significant customers as a percentage of total revenues were as follows:

		Three Months Ended		Nine Months Ended
	Geographical	December 31,		December 31,
Distributor	Location	2008	2007	2008	2007
Walco International, Inc., d/b/a DVM Resources	United States	<10%	12%	<10%	13%
During the three and nine months ended December 31, 2008, there were no distributors or direct customers that accounted for more than 10% of total worldwide revenues.
At December 31, 2008, one distributor in the United States accounted for 14% of the Company’s trade receivables. At December 31, 2007, one distributor in the United States accounted for 16% of the Company’s trade receivables.
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
•	Medical Market: We currently market the blood analysis system in the medical market under the name Piccolo xpress®. Through October 2006, we marketed the blood analysis system in the medical market as the Piccolo®, now referred to as the Piccolo Classic. We continue to support and service our current population of Piccolo xpress and Piccolo Classic chemistry analyzers.

•	Veterinary Market: We currently market the blood analysis system in the veterinary market under the name VetScan VS2®. Through March 2006, we marketed the blood analysis system in the veterinary market as the VetScan®, now referred to as the VetScan Classic. We continue to support and service our current population of VetScan VS2 and VetScan Classic chemistry analyzers.

In September 2007, we introduced a veterinary hematology instrument under the name VetScan HM5. The VetScan HM5 offers a 22-parameter complete blood count (CBC) analysis, including a five-part differential cell counter specifically designed for veterinary applications. In May 2004, we introduced a veterinary hematology instrument that offers an 18-parameter CBC analysis, including a three-part white blood cell differential, marketed originally as the VetScan HMII, and is now referred to as the VetScan HM2. We currently purchase the hematology instruments from Diatron Medical Instruments PLC. of Budapest, Hungary. Through April 2004, we marketed a veterinary hematology instrument under the name VetScan HMT. We continue to support and service our current population of VetScan HM5, VetScan HM2, VetScan HMII and VetScan HMT hematology instruments. We also market reagent kits to be used with our hematology instruments which we currently purchase from three suppliers: Clinical Diagnostic Solutions, Inc., Diatron and Mallinckrodt Baker BV.
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
Income Taxes. We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts to be recovered.
Effective April 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change despite the adoption of FIN 48.

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
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. We used Level 1 assumptions for our cash, cash equivalents and certificates of deposits, which are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required. As of December 31, 2008, we had Level 1 financial assets or liabilities consisting of cash, cash equivalents and certificates of deposits.
Level 2: Directly or indirectly observable market based inputs used in models or other valuation methodologies. As of December 31, 2008, we did not have any Level 2 financial assets or liabilities.
Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. As of December 31, 2008, we did not have any Level 3 financial assets or liabilities.

RESULTS OF OPERATIONS
We develop, manufacture, market and sell portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. We operate in two segments: (i) the medical market and (ii) the veterinary market. See “Segment Results” in this section for a detailed discussion.
Total Revenues
Revenues by Geographic Region and by Product Category. Revenues by geographic region based on customer location and revenues by product category during the three and nine months ended December 31, 2008 and 2007 were as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
Revenues by Geographic Region	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
North America	$22,852	$21,628	$1,224	6%	$65,629	$61,868	$3,761	6%
Percentage of total revenues	85%	84%			83%	84%
Europe	3,040	3,397	(357)	(11%)	10,766	9,629	1,137	12%
Percentage of total revenues	11%	13%			14%	13%
Asia Pacific and rest of the world	1,072	665	407	61%	2,829	2,316	513	22%
Percentage of total revenues	4%	3%			3%	3%

Total revenues	$26,964	$25,690	$1,274	5%	$79,224	$73,813	$5,411	7%

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
Revenues by Product Category	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Instruments	$7,976	$8,393	$(417)	(5%)	$22,670	$22,319	$351	2%
Percentage of total revenues	30%	33%			29%	30%
Reagent discs and kits	16,751	15,305	1,446	9%	50,378	45,244	5,134	11%
Percentage of total revenues	62%	59%			63%	61%
Other products	1,340	1,462	(122)	(8%)	3,767	4,797	(1,030)	(21%)
Percentage of total revenues	5%	6%			5%	7%

Product sales, net	26,067	25,160	907	4%	76,815	72,360	4,455	6%
Percentage of total revenues	97%	98%			97%	98%
Development and licensing revenue	897	530	367	69%	2,409	1,453	956	66%
Percentage of total revenues	3%	2%			3%	2%

Total revenues	$26,964	$25,690	$1,274	5%	$79,224	$73,813	$5,411	7%

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
North America. During the three months ended December 31, 2008, total revenues in North America increased 6%, or $1.2 million, as compared to the three months ended December 31, 2007. Components of the change in North America were as follows:
Instruments. During the three months ended December 31, 2008, total revenues from instruments sold in North America decreased 6%, or $378,000, as compared to the three months ended December 31, 2007. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) decreased 30%, or $602,000, primarily due to economic conditions and the resulting impact of reduced capital spending at the physician office level and lower average selling prices due to sales of reconditioned Piccolo chemistry analyzers. The decrease was partially offset by an increase in sales of our Piccolo chemistry analyzers to the U.S. government of 142%, or $451,000, primarily due to an increase in the U.S. Military’s needs for these products, which were not predictable.
(ii) Sales of our VetScan chemistry analyzers in North America increased 17%, or $328,000, primarily due to (a) quality and reliability improvements on our VetScan chemistry analyzers and (b) a shift in our sales and marketing focus to our VetScan chemistry analyzers and reagent discs during the second and third quarters of fiscal 2009.
(iii) Sales of our hematology instruments in North America decreased 22%, or $555,000, primarily due to a shift in our sales and marketing focus to our VetScan chemistry analyzers and reagent discs during the second and third quarters of fiscal 2009.

Reagent discs and kits. During the three months ended December 31, 2008, total revenues from reagent discs and kits sold in North America increased 11%, or $1.4 million, as compared to the three months ended December 31, 2007. The primary factors of the change were as follows:
(i) Medical reagent discs sales in North America (excluding the U.S. government) increased 51%, or $1.0 million, primarily due to the expanded installed base of our Piccolo chemistry analyzers. The increase was partially offset by a decrease in medical reagent discs sold to the U.S. government of 42%, or $229,000, primarily due to the U.S. Military’s decreased needs for these products, which were not predictable.
(ii) Veterinary reagent discs sales in North America increased 6%, or $556,000, primarily due to the expanded installed base of our VetScan chemistry analyzers and higher average selling prices.
(iii) Sales of our hematology reagent kits in North America increased 9%, or $85,000, primarily due to an expanded installed base of our hematology instruments.
Other products. During the three months ended December 31, 2008, total revenues from other products sold in North America decreased 14%, or $206,000, as compared to the three months ended December 31, 2007. The net decrease in other products was primarily due to a decrease in demand from Becton, Dickinson and Company for products using the Orbos Discrete Lyophilization Process, which is seasonal.
Development and licensing. During the three months ended December 31, 2008, total revenues from development and licensing in North America increased 69%, or $367,000, as compared to the three months ended December 31, 2007. The increase from development and licensing revenue is primarily due to a licensing agreement with Cepheid, related to our proprietary technology, the Orbos® Discrete Lyophilization Process.
Significant concentration. There were no distributors or direct customers that accounted for more than 10% of our total worldwide revenues for the three months ended December 31, 2008. One distributor in the United States, DVM Resources, accounted for 12% of our total worldwide revenues for the three months ended December 31, 2007.
Europe. During the three months ended December 31, 2008, total revenues in Europe decreased 11%, or $357,000, as compared to the three months ended December 31, 2007. Components of the change in Europe were as follows:
Instruments. During the three months ended December 31, 2008, total revenues from instruments sold in Europe decreased 8%, or $110,000, as compared to the three months ended December 31, 2007. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers in Europe decreased 11%, or $58,000.
(ii) Sales of our VetScan chemistry analyzers in Europe increased 4%, or $25,000.
(iii) Sales of our hematology instruments in Europe decreased 44%, or $77,000.
Reagent discs and kits. During the three months ended December 31, 2008, total revenues from reagent discs and kits sold in Europe decreased 16%, or $330,000, as compared to the three months ended December 31, 2007. The primary factors of the change were as follows:
(i) Medical reagent discs sales in Europe increased 159%, or $495,000, primarily due to sales to a new distributor in Europe to supply medical reagent discs into local government hospitals.
(ii) Veterinary reagent discs sales in Europe decreased 49%, or $840,000, primarily due to (a) the timing of purchases by a distributor during the third quarter of fiscal 2009 and (b) the impact of the global economic downturn, which lowered the average consumption rate of veterinary reagent discs.
(iii) Sales of our hematology reagent kits in Europe increased 31%, or $15,000, as compared to the three months ended December 31, 2007.
Other products. During the three months ended December 31, 2008, total revenues from other products sold in Europe increased 1037%, or $83,000.

Asia Pacific and rest of the world. During the three months ended December 31, 2008, total revenues in Asia Pacific and rest of the world increased 61%, or $407,000, as compared to the three months ended December 31, 2007. Components of the change in Asia Pacific and rest of the world were as follows:
Instruments. During the three months ended December 31, 2008, total revenues from instruments sold in Asia Pacific and rest of the world increased 21%, or $71,000, as compared to the three months ended December 31, 2007. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers in Asia Pacific and rest of the world increased 96%, or $43,000.
(ii) Sales of our VetScan chemistry analyzers in Asia Pacific and rest of the world increased 121%, or $108,000.
(iii) Sales of our hematology instruments in Asia Pacific and rest of the world decreased 40%, or $80,000.
Reagent discs and kits. During the three months ended December 31, 2008, total revenues from reagent discs and kits sold in Asia Pacific and rest of the world increased 102%, or $335,000, as compared to the three months ended December 31, 2007. The primary factors of the change were as follows:
(i) Medical reagent discs sales in Asia Pacific and rest of the world increased 163%, or $31,000.
(ii) Veterinary reagent discs sales in Asia Pacific and rest of the world increased 93%, or $264,000, primarily due to the expanded installed base of our VetScan chemistry analyzers.
(iii) Sales of our hematology reagent kits in Asia Pacific and rest of the world increased 148%, or $40,000.
Other products. During the three months ended December 31, 2008, total revenues from other products sold in Asia Pacific and rest of the world were substantially the same as in the three months ended December 31, 2007.
Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007
North America. During the nine months ended December 31, 2008, total revenues in North America increased 6%, or $3.8 million, as compared to the nine months ended December 31, 2007. Components of the change in North America were as follows:
Instruments. During the nine months ended December 31, 2008, total revenues from instruments sold in North America increased 2%, or $290,000, as compared to the nine months ended December 31, 2007. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers to the U.S. government increased 180%, or $1.2 million, primarily due to an increase in the U.S. Military’s needs for these products during the first and third quarters of fiscal 2009, which were not predictable. Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) decreased 17%, or $928,000, primarily due to economic conditions and the resulting impact of reduced capital spending at the physician office level.
(ii) Sales of our VetScan chemistry analyzers in North America increased 30%, or $1.6 million, primarily due to (a) quality and reliability improvements on our VetScan chemistry analyzers and (b) a shift in our sales and marketing focus to our VetScan chemistry analyzers and reagent discs during the second and third quarters of fiscal 2009.
(iii) Sales of our hematology instruments in North America decreased 24%, or $1.6 million, primarily due to a shift in our sales and marketing focus to our VetScan chemistry analyzers and reagent discs during the second and third quarters of fiscal 2009.
Reagent discs and kits. During the nine months ended December 31, 2008, total revenues from reagent discs and kits sold in North America increased 10%, or $3.6 million, as compared to the nine months ended December 31, 2007. The primary factors of the change were as follows:
(i) Medical reagent discs sales in North America (excluding the U.S. government) increased 46%, or $2.7 million, primarily due to the expanded installed base of our Piccolo chemistry analyzers. Medical reagent discs sold to the U.S. government decreased 13%, or $216,000, primarily due to the U.S. Military’s decreased needs for these products, which were not predictable.
(ii) Veterinary reagent discs sales in North America increased 2%, or $589,000, primarily due to higher average selling prices, partially offset by a decrease in units sold to our distributors.
(iii) Sales of our hematology reagent kits in North America increased 19%, or $489,000, primarily due to an expanded installed base of our hematology instruments and a higher average selling price on reagents kits for our VetScan HM5, a 5-part differential hematology instrument.
Other products. During the nine months ended December 31, 2008, total revenues from other products sold in North America decreased 23%, or $1.1 million, as compared to the nine months ended December 31, 2007. The net decrease in other products was primarily due to (i) an increase in maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products and (ii) a decrease in demand from Becton, Dickinson and Company for products using the Orbos Discrete Lyophilization Process, which is seasonal.

Development and licensing. During the nine months ended December 31, 2008, total revenues from development and licensing in North America increased 66%, or $956,000, as compared to the nine months ended December 31, 2007. The increase from development and licensing revenue is primarily due to a licensing agreement with Cepheid, related to our proprietary technology, the Orbos® Discrete Lyophilization Process.
Significant concentration. There were no distributors or direct customers that accounted for more than 10% of our total worldwide revenues for the nine months ended December 31, 2008. One distributor in the United States, DVM Resources, accounted for 13% of our total worldwide revenues for the nine months ended December 31, 2007.
Europe. During the nine months ended December 31, 2008, total revenues in Europe increased 12%, or $1.1 million, as compared to the nine months ended December 31, 2007. Components of the change in Europe were as follows:
Instruments. During the nine months ended December 31, 2008, total revenues from instruments sold in Europe decreased 4%, or $136,000, as compared to the nine months ended December 31, 2007. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers in Europe decreased 7%, or $81,000.
(ii) Sales of our VetScan chemistry analyzers in Europe decreased 2%, or $48,000.
(iii) Sales of our hematology instruments in Europe were substantially the same as in the nine months ended December 31, 2007.
Reagent discs and kits. During the nine months ended December 31, 2008, total revenues from reagent discs and kits sold in Europe increased 20%, or $1.2 million, as compared to the nine months ended December 31, 2007. The primary factors of the change were as follows:
(i) Medical reagent discs sales in Europe increased 74%, or $623,000, due to sales to a new distributor in Europe to supply medical reagent discs into local government hospitals, primarily in the third quarter of fiscal 2009.
(ii) Veterinary reagent discs sales in Europe increased 12%, or $593,000, primarily due to (a) the expanded installed base of our VetScan chemistry analyzers and (b) higher average selling prices.
(iii) Sales of our hematology reagent kits in Europe increased 12%, or $19,000.
Other products. During the nine months ended December 31, 2008, total revenues from other products sold in Europe increased 57%, or $38,000, as compared to the nine months ended December 31, 2007.
Asia Pacific and rest of the world. During the nine months ended December 31, 2008, total revenues in Asia Pacific and rest of the world increased 22%, or $513,000, as compared to the nine months ended December 31, 2007. Components of the change in Asia Pacific and rest of the world were as follows:
Instruments. During the nine months ended December 31, 2008, total revenues from instruments sold in Asia Pacific and rest of the world increased 22%, or $197,000, as compared to the nine months ended December 31, 2007. The primary factors of the change were as follows:
(i) Sales of our Piccolo chemistry analyzers in Asia Pacific and rest of the world increased 58%, or $69,000.
(ii) Sales of our VetScan chemistry analyzers in Asia Pacific and rest of the world increased 44%, or $158,000, primarily due to renewed distributor sales in Japan.
(iii) Sales of our hematology instruments in Asia Pacific and rest of the world decreased 7%, or $30,000.
Reagent discs and kits. During the nine months ended December 31, 2008, total revenues from reagent discs and kits sold in Asia Pacific and rest of the world increased 22%, or $314,000, as compared to the nine months ended December 31, 2007. The primary factors of the change were as follows:
(i) Medical reagent discs sales in Asia Pacific and rest of the world were substantially the same as in the nine months ended December 31, 2007.
(ii) Veterinary reagent discs sales in Asia Pacific and rest of the world increased 21%, or $251,000, primarily due to the expanded installed base of our VetScan chemistry analyzers.
(iii) Sales of our hematology reagent kits in Asia Pacific and rest of the world increased 70%, or $63,000.

Other products. During the nine months ended December 31, 2008, total revenues from other products sold in Asia Pacific and rest of the world were substantially the same as in the nine months ended December 31, 2007.
Segment Results
Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007
The following table presents revenues, cost of revenues, gross profit and percent of revenues by operating segments for the three months ended December 31, 2008 and 2007 (in thousands, except percentages):

	Three Months Ended
	December 31,				Change
		Percent of		Percent of	Increase/	Percent
	2008	Revenues(1)	2007	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market	$7,175	100%	$6,005	100%	$1,170	19%
Percentage of total revenues	27%		23%
Veterinary Market	17,907	100%	18,073	100%	(166)	(1%)
Percentage of total revenues	66%		70%
Other(2)	1,882		1,612		270	17%
Percentage of total revenues	7%		7%

Total revenues	26,964		25,690		1,274	5%

Cost of revenues:
Medical Market	3,548	49%	2,946	49%	602	20%
Veterinary Market	7,389	41%	8,677	48%	(1,288)	(15%)
Other(2)	922		458		464	101%

Total cost of revenues	11,859		12,081		(222)	(2%)

Gross profit:
Medical Market	3,627	51%	3,059	51%	568	19%
Veterinary Market	10,518	59%	9,396	52%	1,122	12%
Other(2)	960		1,154		(194)	(17%)

Gross profit	$15,105		$13,609		$1,496	11%

(1)	The percentages reported are based on revenues by operating segment.

(2)	Represents unallocated items, not specifically identified to any particular business segment.
Medical Market
Revenues for Medical Market Segment
During the three months ended December 31, 2008, total revenues in the medical market increased 19%, or $1.2 million, as compared to the three months ended December 31, 2007. Components of the change were as follows:
Instruments. Total revenues from sales of our Piccolo chemistry analyzers decreased 6%, or $166,000, during the three months ended December 31, 2008, as compared to the three months ended December 31, 2007. We sold a total of 242 Piccolo chemistry analyzers during the three months ended December 31, 2008, as compared to 238 Piccolo chemistry analyzers sold during the three months ended December 31, 2007. The changes in revenues were attributed to (a) a decrease in revenues in North America (excluding the U.S. government) of 30%, or $602,000, primarily due to economic conditions and the resulting impact of reduced capital spending at the physician office level and lower average selling prices due to sales of reconditioned Piccolo chemistry analyzers, and (b) a decrease in revenues in Europe of 11%, or $58,000. The decrease was partially offset by (c) an increase in Piccolo chemistry analyzers sold to the U.S. government of 142%, or $451,000, primarily due to an increase in the U.S. Military’s needs for these products, which were not predictable, and (d) an increase in revenues in Asia Pacific and rest of the world of 96%, or $43,000.
Reagent discs. Total revenues from reagent discs sold in the medical market increased 46%, or $1.3 million, during the three months ended December 31, 2008, as compared to the three months ended December 31, 2007. We sold 467,000 medical reagent discs during the three months ended December 31, 2008, as compared to 316,000 medical reagent discs sold during the three months ended December 31, 2007. The increase in revenues from medical reagent discs was primarily attributed to the expanded installed base of our Piccolo chemistry analyzers and included (a) an increase in revenues in North America (excluding the U.S. government) of 51%, or $1.0 million, (b) an increase in revenues in Europe of 159%, or $495,000, primarily due to sales to a new distributor in Europe to supply medical reagent discs into local government hospitals, and (c) an increase in revenues in Asia Pacific and rest of the world of 163%, or $31,000. This increase was partially offset by a decrease in medical reagent discs sold to the U.S. government of 42%, or $229,000, primarily due to the U.S. Military’s decreased needs for these products, which were not predictable.

Gross Profit for Medical Market Segment
Gross profit for the medical market segment increased 19%, or $568,000, during the three months ended December 31, 2008, as compared to the three months ended December 31, 2007. Gross profit percentages for the medical market segment during each of the three months ended December 31, 2008 and 2007 was 51%. In absolute dollars, the increase in gross profit for the medical market segment was due to an increase in medical reagent discs sold during the three months ended December 31, 2008.
Veterinary Market
Revenues for Veterinary Market Segment
During the three months ended December 31, 2008, total revenues in the veterinary market decreased 1%, or $166,000, as compared to the three months ended December 31, 2007. Components of the change were as follows:
Instruments. Total revenues from our veterinary instruments sold decreased 5%, or $251,000, during the three months ended December 31, 2008, as compared to the three months ended December 31, 2007. We sold a total of 644 VetScan chemistry analyzers and hematology instruments during the three months ended December 31, 2008, as compared to an aggregate of 642 veterinary instruments sold during the three months ended December 31, 2007. The primary factors of the change were as follows:
(i) Sales of our VetScan chemistry analyzers increased 18%, or $461,000, comprised of (a) an increase in revenues in North America of 17%, or $328,000, primarily due to quality and reliability improvements on our VetScan chemistry analyzers and a shift in our sales and marketing focus to our VetScan chemistry analyzers and reagent discs during the second and third quarters of fiscal 2009, (b) an increase in revenues in Europe of 4%, or $25,000, and (c) an increase in revenues in Asia Pacific and rest of the world of 121%, or $108,000.
(ii) Sales of our hematology instruments decreased 25%, or $712,000, comprised of (a) a decrease in revenues in North America of 22%, or $555,000, primarily due to a shift in our sales and marketing focus to our VetScan chemistry analyzers and reagent discs during the second and third quarters of fiscal 2009, (b) a decrease in revenues in Europe of 44%, or $77,000, and (c) a decrease in revenues in Asia Pacific and rest of the world of 40%, or $80,000.
Reagent discs and kits. Total revenues from reagent discs and hematology reagent kits sold in the veterinary market increased 1%, or $120,000, during the three months ended December 31, 2008, as compared to the three months ended December 31, 2007. The primary factors of the change were as follows:
(i) Total revenues from reagent discs sold in the veterinary market decreased 1%, or $20,000, during the three months ended December 31, 2008, as compared to the three months ended December 31, 2007. We sold 833,000 veterinary reagent discs during the three months ended December 31, 2008, as compared to 896,000 veterinary reagent discs sold during the three months ended December 31, 2007. The decrease in revenues from veterinary reagent discs was comprised of a decrease in revenues in Europe of 49%, or $840,000, primarily due to the timing of purchases by a distributor during the third quarter of fiscal 2009 and the impact of the global economic downturn, which lowered the average consumption rate of veterinary reagent discs. The decrease in revenues was partially offset by (a) an increase in revenues in North America of 6%, or $556,000, primarily due to the expanded installed base of our VetScan chemistry analyzers and higher average selling prices, and (b) an increase in revenues in Asia Pacific and rest of the world of 93%, or $264,000, primarily due to the expanded installed base of our VetScan chemistry analyzers.
(ii) Total revenues from hematology reagent kits sold increased 13%, or $140,000, during the three months ended December 31, 2008, as compared to the three months ended December 31, 2007. The increase in revenues from hematology reagent kits was primarily due to an expanded installed base of our hematology instruments and comprised of (a) an increase in revenues in North America of 9%, or $85,000, (b) an increase in revenues in Europe of 31%, or $15,000, and (c) an increase in revenues in Asia Pacific and rest of the world of 148%, or $40,000.
Gross Profit for Veterinary Market Segment
Gross profit for the veterinary market segment increased 12%, or $1.1 million, during the three months ended December 31, 2008, as compared to the three months ended December 31, 2007. Gross profit percentages for the veterinary market segment during the three months ended December 31, 2008 and 2007 were 59% and 52%, respectively. In absolute dollars, the increase in gross profit for the veterinary market segment was due to (a) higher average selling prices on veterinary reagent discs sold during the three months ended December 31, 2008, (b) an increase in gross profit from hematology reagent kits sold during the three months ended December 31, 2008, and (c) cost improvements on hematology instruments sold during the three months ended December 31, 2008.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007
The following table presents revenues, cost of revenues, gross profit and percent of revenues by operating segments for the nine months ended December 31, 2008 and 2007 (in thousands, except percentages):

	Nine Months Ended
	December 31,				Change
		Percent of		Percent of	Increase/	Percent
	2008	Revenues(1)	2007	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market	$19,719	100%	$16,455	100%	$3,264	20%
Percentage of total revenues	25%		22%
Veterinary Market	54,465	100%	52,498	100%	1,967	4%
Percentage of total revenues	69%		71%
Other(2)	5,040		4,860		180	4%
Percentage of total revenues	6%		7%

Total revenues	79,224		73,813		5,411	7%

Cost of revenues:
Medical Market	9,772	50%	8,194	50%	1,578	19%
Veterinary Market	22,672	42%	23,525	45%	(853)	(4%)
Other(2)	2,830		1,612		1,218	76%

Total cost of revenues	35,274		33,331		1,943	6%

Gross profit:
Medical Market	9,947	50%	8,261	50%	1,686	20%
Veterinary Market	31,793	58%	28,973	55%	2,820	10%
Other(2)	2,210		3,248		(1,038)	(32%)

Gross profit	$43,950		$40,482		$3,468	9%

(1)	The percentages reported are based on revenues by operating segment.

(2)	Represents unallocated items, not specifically identified to any particular business segment.
Medical Market
Revenues for Medical Market Segment
During the nine months ended December 31, 2008, total revenues in the medical market increased 20%, or $3.3 million, as compared to the nine months ended December 31, 2007. Components of the change were as follows:
Instruments. Total revenues from sales of our Piccolo chemistry analyzers increased 4%, or $298,000, during the nine months ended December 31, 2008, as compared to the nine months ended December 31, 2007. We sold a total of 617 Piccolo chemistry analyzers during the nine months ended December 31, 2008, as compared to 593 Piccolo chemistry analyzers sold during the nine months ended December 31, 2007. The changes in revenues were attributed to (a) an increase in Piccolo chemistry analyzers sold to the U.S. government of 180%, or $1.2 million, primarily due to an increase in the U.S. Military’s needs for these products during the first and third quarters of fiscal 2009, which were not predictable, and (b) an increase in revenues in Asia Pacific and rest of the world of 58%, or $69,000. The increase was partially offset by (c) a decrease in revenues in North America (excluding the U.S. government) of 17%, or $928,000, primarily due to economic conditions and the resulting impact of reduced capital spending at the physician office level, and (d) a decrease in revenues in Europe of 7%, or $81,000.
Reagent discs. Total revenues from reagent discs sold in the medical market increased 37%, or $3.1 million, during the nine months ended December 31, 2008, as compared to the nine months ended December 31, 2007. We sold 1.3 million medical reagent discs during the nine months ended December 31, 2008, as compared to 928,000 medical reagent discs sold during the nine months ended December 31, 2007. The changes in revenues from medical reagent discs consisted of (a) an increase in revenues in North America (excluding the U.S. government) of 46%, or $2.7 million, primarily due to the expanded installed base of our Piccolo chemistry analyzers and (b) an increase in revenues in Europe of 74%, or $623,000, primarily due to sales to a new distributor in Europe to supply medical reagent discs into local government hospitals, primarily in the third quarter of fiscal 2009. The increase was partially offset by a decrease in medical reagent discs sold to the U.S. government of 13%, or $216,000, primarily due to the U.S. Military’s decreased needs for these products, which were not predictable. Medical reagent discs sales in Asia Pacific and rest of the world were substantially the same as in the nine months ended December 31, 2007.

Gross Profit for Medical Market Segment
Gross profit for the medical market segment increased 20%, or $1.7 million, during the nine months ended December 31, 2008, as compared to the nine months ended December 31, 2007. Gross profit percentages for the medical market segment during each of the nine months ended December 31, 2008 and 2007 was 50%. In absolute dollars, the increase in gross profit for the medical market segment was due to an increase in medical reagent discs sold during the nine months ended December 31, 2008.
Veterinary Market
Revenues for Veterinary Market Segment
During the nine months ended December 31, 2008, total revenues in the veterinary market increased 4%, or $2.0 million, as compared to the nine months ended December 31, 2007. Components of the change were as follows:
Instruments. Total revenues from our veterinary instruments sold increased 1%, or $53,000, during the nine months ended December 31, 2008, as compared to the nine months ended December 31, 2007. We sold a total of 1,807 VetScan chemistry analyzers and hematology instruments during the nine months ended December 31, 2008, as compared to an aggregate of 1,735 veterinary instruments sold during the nine months ended December 31, 2007. The primary factors of the change were as follows:
(i) Sales of our VetScan chemistry analyzers increased 22%, or $1.7 million, and consisted of (a) an increase in revenues in North America of 30%, or $1.6 million, primarily due to quality improvements on our VetScan chemistry analyzers and a shift in our sales and marketing focus to our VetScan chemistry analyzers and reagent discs during the second and third quarters of fiscal 2009, and (b) an increase in revenues in Asia Pacific and rest of the world of 44%, or $158,000, primarily due to renewed distributor sales in Japan. The increase was partially offset by a decrease in revenues in Europe of 2%, or $48,000.
(ii) Sales of our hematology instruments decreased 22%, or $1.6 million, and consisted of (a) a decrease in revenues in North America of 24%, or $1.6 million, primarily due to a shift in our sales and marketing focus to our VetScan chemistry analyzers and reagent discs during the second and third quarters of fiscal 2009, and (b) a decrease in revenues in Asia Pacific and rest of the world of 7%, or $30,000. Sales of our hematology instruments in Europe were substantially the same as in the nine months ended December 31, 2007.
Reagent discs and kits. Total revenues from reagent discs and hematology reagent kits sold in the veterinary market increased 5%, or $2.0 million, during the nine months ended December 31, 2008, as compared to the nine months ended December 31, 2007. The primary factors of the change were as follows:
(i) Total revenues from reagent discs sold in the veterinary market increased 4%, or $1.4 million, during the nine months ended December 31, 2008, as compared to the nine months ended December 31, 2007. We sold 2.6 million veterinary reagent discs during the nine months ended December 31, 2008, as compared to 2.7 million veterinary reagent discs sold during the nine months ended December 31, 2007. The increase in revenues from veterinary reagent discs consisted of the following: (a) an increase in revenues in North America of 2%, or $589,000, primarily due to higher average selling prices, partially offset by a decrease in units sold to our distributors, (b) an increase in revenues in Europe of 12%, or $593,000, primarily due to the expanded installed base of our VetScan chemistry analyzers and higher average selling prices, and (c) an increase in revenues in Asia Pacific and rest of the world of 21%, or $251,000, primarily due to the expanded installed base of our VetScan chemistry analyzers.
(ii) Total revenues from hematology reagent kits sold increased 21%, or $571,000, during the nine months ended December 31, 2008, as compared to the nine months ended December 31, 2007. The increase in revenues from hematology reagent kits was attributed to (a) an increase in revenues in North America of 19%, or $489,000, primarily due to an expanded installed base of our hematology instruments and a higher average selling price on reagents kits for our VetScan HM5, a 5-part differential hematology instrument, (b) an increase in revenues in Europe of 12%, or $19,000, and (c) an increase in revenues in Asia Pacific and rest of the world of 70%, or $63,000.
Gross Profit for Veterinary Market Segment
Gross profit for the veterinary market segment increased 10%, or $2.8 million, during the nine months ended December 31, 2008, as compared to the nine months ended December 31, 2007. Gross profit percentages for the veterinary market segment during the nine months ended December 31, 2008 and 2007 were 58% and 55%, respectively. In absolute dollars, the increase in gross profit for the veterinary market segment was due to (a) an increase in VetScan chemistry analyzers and hematology reagent kits sold during the nine months ended December 31, 2008 and (b) higher average selling prices on veterinary reagent discs sold during the nine months ended December 31, 2008. The increase in gross profit was offset by a decrease in hematology instruments sold during the nine months ended December 31, 2008.

Cost of Revenues
The following sets forth our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Cost of revenues	$11,859	$12,081	$(222)	(2%)	$35,274	$33,331	$1,943	6%
Percentage of total revenues	44%	47%			45%	45%
Cost of revenues includes the costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments, reagent discs and hematology reagent kits and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.
Three and Nine Months Ended December 31, 2008 Compared to Three and Nine Months Ended December 31, 2007
The decrease in cost of revenues, in absolute dollars, during the three months ended December 31, 2008, as compared to the three months ended December 31, 2007, was primarily due to a decrease in the sales volume of veterinary reagent discs and cost improvements on hematology instruments sold during the three months ended December 31, 2008. The decrease was partially offset by an increase in the sales volume of medical reagent discs and VetScan chemistry analyzers during the three months ended December 31, 2008.
The increase in cost of revenues, in absolute dollars, during the nine months ended December 31, 2008, as compared to the nine months ended December 31, 2007, was primarily due to an increase in the sales volume of medical reagent discs and Vetscan chemistry analyzers during the nine months ended December 31, 2008. The increase was partially offset by a decrease in the sales volume of veterinary reagent discs and both a decrease in the sales volume and costs improvements on hematology instruments during the nine months ended December 31, 2008.
Operating Expenses
Research and Development
The following sets forth our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Research and development expenses	$2,037	$1,629	$408	25%	$6,116	$5,104	$1,012	20%
Percentage of total revenues	8%	6%			8%	7%
Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and enhancement of existing products.
Three and Nine Months Ended December 31, 2008 Compared to Three and Nine Months Ended December 31, 2007
The increase in research and development expenses, in absolute dollars, during the three and nine months ended December 31, 2008, as compared to the three and nine months ended December 31, 2007, was primarily due to new product development and enhancement of existing products and clinical trials. Research and development expenses are based on the project activities planned and the level of spending depends on budgeted expenditures. The projects primarily relate to new product development in both the medical and veterinary markets and costs related to compliance with FDA regulations and clinical trials. Share-based compensation expense during the three months ended December 31, 2008 and 2007 was $64,000 and $39,000, respectively, and during the nine months ended December 31, 2008 and 2007 was $178,000 and $110,000, respectively.
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

Sales and Marketing
The following sets forth our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Sales and marketing expenses	$6,061	$6,056	$5	<1%	$18,382	$17,666	$716	4%
Percentage of total revenues	22%	24%			23%	24%
Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.
Three and Nine Months Ended December 31, 2008 Compared to Three and Nine Months Ended December 31, 2007
The increase in sales and marketing expenses, in absolute dollars, during the nine months ended December 31, 2008, as compared to the nine months ended December 31, 2007, was primarily due to personnel-related costs resulting from an increase in headcount in various divisions including sales and marketing, customer service and technical service, to support the growth in both our medical and veterinary markets. Share-based compensation expense during the three months December 31, 2008 and 2007 was $143,000 and $91,000, respectively, and during the nine months ended December 31, 2008 and 2007 was $401,000 and $259,000, respectively.
General and Administrative
The following sets forth our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
General and administrative expenses	$2,241	$1,571	$670	43%	$5,855	$4,760	$1,095	23%
Percentage of total revenues	8%	6%			7%	6%
General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting, human resources and legal.
Three and Nine Months Ended December 31, 2008 Compared to Three and Nine Months Ended December 31, 2007
The increase in general and administrative expenses, in absolute dollars, during the three and nine months ended December 31, 2008, as compared to the three and nine months ended December 31, 2007, was primarily due to (a) an increase in personnel-related costs, which includes share-based compensation expense, (b) fees and costs associated with the negotiation of a licensing agreement entered into with Inverness Medical Switzerland GmbH and (c) fees and costs related to pursuing strategic opportunities during the three months ended December 31, 2008. Share-based compensation expense during the three months ended December 31, 2008 and 2007 was $225,000 and $122,000, respectively, and during the nine months ended December 31, 2008 and 2007 was $613,000 and $374,000, respectively.
Interest and Other Income (Expense), Net
The following sets forth our interest and other income (expense), net, for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2008	2007	(Decrease)	Change	2008	2007	(Decrease)	Change
Interest and other income (expense), net	$352	$552	$(200)	(36)%	$1,140	$1,580	$(440)	(28)%
Interest and other income (expense), net, consists primarily of interest income earned on cash, cash equivalents and short-term and long-term investments.

Three and Nine Months Ended December 31, 2008 Compared to Three and Nine Months Ended December 31, 2007
The decrease in interest and other income (expense), net, during the three and nine months ended December 31, 2008, as compared to the three and nine months ended December 31, 2007, was primarily attributed to lower interest yields in our investment portfolio compared to the same period in fiscal 2008.
Income Tax Provision
The following sets forth our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Income tax provision	$1,762	$1,700	$5,308	$5,341
Effective tax rate	34%	35%	36%	37%
Three and Nine Months Ended December 31, 2008 Compared to Three and Nine Months Ended December 31, 2007
Our effective tax rate for the three months ended December 31, 2008 and 2007 was 34% and 35%, respectively, and for the nine months ended December 31, 2008 and 2007 was 36% and 37%, respectively.
During the three and nine months ended December 31, 2008 and 2007, the effective tax rate included a tax benefit for tax-exempt investments and included a tax benefit for the federal research and development tax credit. During the three and nine months ended December 31, 2008, the effective tax rate also included a benefit for federal qualified production activities. The decrease in the effective tax rate for the three and nine months ended December 31, 2008, as compared to the three and nine months ended December 31, 2007, was due to the recording of a tax benefit for federal and California research and development tax credits relating to the prior year which have been recorded in the three months ended December 31, 2008 as a discrete item.
We did not have any unrecognized tax benefits as of December 31, 2008 or December 31, 2007. During the three and nine months ended December 31, 2008 and 2007, we did not recognize any interest or penalties related to unrecognized tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
Total cash, cash equivalents and short-term and long-term investments at December 31, 2008 and March 31, 2008 were as follows (in thousands, except percentages):

	December 31,	March 31,
	2008	2008
Cash and cash equivalents	$60,158	$17,219
Short-term investments	14,489	6,991
Long-term investments	—	35,463

Total cash, cash equivalents and investments	$74,647	$59,673

Percentage of total assets	54%	49%

Cash Flow Changes
Cash provided by (used in) the nine months ended December 31, 2008 and 2007 were as follows (in thousands):

	Nine Months Ended
	December 31,
	2008	2007
Net cash provided by operating activities	$10,109	$10,621
Net cash provided by (used in) investing activities	27,505	(11,460)
Net cash provided by financing activities	5,362	2,448
Effect of exchange rate changes on cash and cash equivalents	(37)	—

Net increase in cash and cash equivalents	$42,939	$1,609

At December 31, 2008, we had net working capital of $105.3 million compared to $52.5 million at March 31, 2008. Cash and cash equivalents at December 31, 2008 were $60.2 million, compared to $17.2 million at March 31, 2008. The increase in cash and cash equivalents during the nine months ended December 31, 2008 was primarily due to net cash provided by operating activities of $10.1 million and proceeds from redemptions of investments in auction rate securities of $37.0 million, partially offset by purchases of property and equipment of $2.0 million.

Operating Activities
During the nine months ended December 31, 2008, we generated $10.1 million in cash from operating activities. The cash provided by operating activities during the nine months ended December 31, 2008 was primarily the result of net income of $9.4 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $3.2 million, share-based compensation expense of $1.3 million and deferred income taxes of $4.1 million, partially offset by a decrease of $5.1 million related to excess tax benefits from share-based awards.
Other changes in operating activities during the nine months ended December 31, 2008 were as follows:
(i) Net trade receivables increased by $684,000, from $20.9 million at March 31, 2008 to $21.6 million as of December 31, 2008, primarily due to sales in the last month of the quarter ended December 31, 2008.
(ii) Net inventories decreased by $1.6 million, from $18.7 million at March 31, 2008 to $17.1 million as of December 31, 2008, primarily due to (a) improvements in the quality of the parts from suppliers and (b) transfer to property and equipment to support our sales and marketing activities.
(iii) Prepaid expenses increased by $814,000, from $427,000 at March 31, 2008 to $1.2 million as of December 31, 2008, primarily due to the timing of payments.
(iv) Current net deferred tax asset increased by $1.1 million, from $2.4 million at March 31, 2008 to $3.5 million as of December 31, 2008, primarily as a result of certain operating expenses recognized in the nine months ended December 31, 2008 which are currently non-deductible for tax purposes and an increase in California research and development tax credits carryovers.
(v) Accounts payable decreased by $501,000, from $6.4 million at March 31, 2008 to $5.9 million as of December 31, 2008, primarily due to the timing and payment of services and inventory purchases.
(vi) Accrued payroll and related expenses decreased by $1.5 million, from $4.3 million at March 31, 2008 to $2.8 million as of December 31, 2008, primarily due to a decrease in accrued bonus as of December 31, 2008 because the Company did not achieve the established quarterly net sales and quarterly pre-tax income goals during the third quarter of fiscal 2009.
(vii) Other accrued liabilities increased by $103,000, from $1.4 million at March 31, 2008 to $1.5 million as of December 31, 2008.
(viii) Total deferred revenue increased by $485,000, resulting from an increase in the current portion of deferred revenue of $115,000, from $807,000 at March 31, 2008 to $922,000 as of December 31, 2008, and an increase in the non-current portion of deferred revenue of $370,000, from $1.1 million at March 31, 2008 to $1.5 million as of December 31, 2008, primarily due to an increase in maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products.
(ix) Total warranty reserves increased by $437,000, resulting from an increase in the current portion of warranty reserves of $418,000, from $1.2 million at March 31, 2008 to $1.6 million as of December 31, 2008, and an increase in the non-current portion of warranty reserves of $19,000, from $729,000 at March 31, 2008 to $748,000 as of December 31, 2008. The net change in warranty reserves is based on (a) the number of instruments in standard warranty and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs.
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
Investing Activities
Net cash provided by investing activities during the nine months ended December 31, 2008 totaled $27.5 million, compared to net cash used in investing activities of $11.5 million during the nine months ended December 31, 2007. Changes in investing activities were as follows:
Investments. Cash used to purchase certificates of deposits totaled $21.6 million during the nine months ended December 31, 2008. Cash provided by proceeds from (a) maturities of certificates of deposits and municipal bonds totaled $14.1 million and (b) redemptions of auction rate securities totaled $37.0 million during the nine months ended December 31, 2008. For a discussion regarding the redemption of our auction rate securities, see Notes 3 and 4 of the Notes to the Condensed Consolidated Financial Statements (Unaudited).

Property and Equipment. Cash used to purchase property and equipment totaled $2.0 million during the nine months ended December 31, 2008, primarily to support (a) sales and marketing activities and (b) more efficient production lines. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.
Financing Activities
Net cash provided by financing activities during the nine months ended December 31, 2008 totaled $5.4 million, primarily consisting of $5.1 million related to excess tax benefits from share-based awards and $522,000 related to proceeds from stock options exercised, partially offset by the payment of income withholding taxes of $280,000 due upon vesting of restricted stock units.
Line of Credit
We have a line of credit with Comerica Bank-California which provides for borrowings of up to $2.0 million. The line of credit may be terminated upon notification by either party and any outstanding balance is payable upon demand. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 3.00% at December 31, 2008, and is payable monthly. At December 31, 2008, of the $2.0 million available, $97,000 was committed to secure a letter of credit for our facilities lease. At December 31, 2008, there was no amount outstanding under our line of credit. The weighted average interest rates on the line of credit during the three months ended December 31, 2008 and 2007 were 3.81% and 7.27%, respectively.
The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. At December 31, 2008, we were in compliance with each of these covenants. Included in these financial covenants, among other stipulations, are the following requirements:
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
Borrowings under the line of credit are collateralized by our net book value of assets of $122.2 million at December 31, 2008, including our intellectual property.
Purchase Commitments
A discussion of our amended original equipment manufacturing agreement with Diatron Messtechnik GmbH and licensing agreement with Inverness Medical Switzerland GmbH is included in Note 8 of the Notes to the Condensed Consolidated Financial Statements (Unaudited).
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
Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. At December 31, 2008, our short-term investments totaled $14.5 million, consisting of certificates of deposits.
Historically, our investment portfolio had included auction rate securities, which became illiquid as a result of the negative condition in the global credit markets. In September 2008, the bank where our auction rate securities were held, reached agreements with the Financial Industry Regulatory Authority, the State of Michigan Attorney General and the Michigan Office of Financial and Insurance Regulation regarding the repurchase of auction rate securities. In October 2008, we received a commitment from our bank to repurchase all of our remaining auction rate securities, which repurchases were completed in the third quarter of fiscal 2009. During the nine months of fiscal 2009, we redeemed $37.0 million of our auction rate securities at 100% of par value. As of December 31, 2008, we no longer held any auction rate securities.
We have the ability to hold the certificates of deposits in our investment portfolio at December 31, 2008 until maturity and therefore, we believe we have no material exposure to interest rate risk. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at December 31, 2008 indicated that such market movement would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio.
For our line of credit, which provides for borrowings of up to $2.0 million, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 3.00% at December 31, 2008. Consequently, an increase in the prime rate would expose us to higher interest expenses. A sensitivity analysis assuming a hypothetical 10% movement in the prime rate applied to our line of credit balance at December 31, 2008 indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no amount outstanding on our line of credit at December 31, 2008.
As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments. In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
Foreign Currency Rate Fluctuations
We operate primarily in the United States and a majority of our revenues, cost of revenues, operating expenses and capital purchasing activities for the nine months ended December 31, 2008 were transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations on the hematology instruments and hematology reagent kits purchased from Diatron Messtechnik GmbH, which are primarily denominated in Euros.
In the first quarter of fiscal 2009, operations from our Germany sales office were stated in Euros and translated into U.S. dollars at the period-end exchange rates. On July 1, 2008, the Germany sales office was incorporated as Abaxis Europe GmbH to market, promote and distribute diagnostic systems for medical and veterinary uses. Abaxis Europe GmbH is our wholly-owned subsidiary and its functional currency is in U.S. dollars. The period-end translation of the non-functional currency assets and liabilities (primarily assets and liabilities on our subsidiary’s condensed balance sheet that are not denominated in U.S. dollars) at the period-end exchange rates resulted in foreign currency gains and losses, which were included in our Condensed Consolidated Statements of Operations in “Interest and other income (expense), net.”
To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses. Similarly, our cost of revenues and operating expenses will increase if the U.S. dollar weakens against the Euro currency.
Other than the foregoing, there have been no material changes in our market risk during the three months ended December 31, 2008 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods), were effective as of December 31, 2008.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2008, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We manufacture our blood chemistry analyzers at our manufacturing facilities in Union City, California. During fiscal 2008, we experienced problems related to the manufacture of our new blood chemistry analyzer, which are primarily related to difficulties and delays in obtaining certain key components that we purchase from various suppliers. These manufacturing problems were primarily related to quality control issues for key components that we obtain from our suppliers and to design issues of the key components required in our blood chemistry analyzer. Our difficulties in obtaining an adequate amount of quality components for the manufacture of our blood chemistry analyzer had a materially adverse impact on our sales of Vetscan chemistry analyzers in fiscal 2008. We have taken, and are continuing to take, steps to resolve these issues, including securing quality parts from our suppliers, but there can be no assurance that our efforts to resolve these manufacturing difficulties will be successful or that similar manufacturing problems will not arise. If we do not continue to resolve these manufacturing problems on our new blood chemistry analyzer or prevent similar problems in the future, we may not be able to manufacture sufficient quantities to meet anticipated demand and, therefore, will not be able to effectively market and sell our new blood chemistry analyzer; accordingly, our revenue and business would be materially adversely affected.

We rely on patents and other proprietary information, the loss of which would negatively affect our business.
As of December 31, 2008, 39 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 30 patents have been issued and 29 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.
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
As of December 31, 2008, we had retained earnings of $6.5 million. Our ability to continue to be profitable will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan products. Increasing the sales volume of our products will depend upon, among other things, our ability to:
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
As of December 31, 2008, we had 77 full-time sales personnel directly involved in our sales and marketing activities, many of whom have been employed by us for a limited period of time. In addition, we experience significant turnover in our sales and marketing personnel. If we are to increase our direct sales, we will need to train new sales personnel and supervise them closely. We also will continue hiring additional sales personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of resources to market our products.
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
We depend on a number of distributors in the United States who distribute our VetScan products. During the three and nine months ended December 31, 2008, there were no distributors or direct customers that accounted for more than 10% of total worldwide revenues. Our largest distributor in the United States, DVM Resources, accounted for 12% and 13% of our total worldwide revenues for the three and nine months ended December 31, 2007, respectively. We depend on our distributors to assist us in promoting our products in the veterinary market, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a sharp decline or delay in our sales revenue.

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
We currently rely on distributors that carry either our medical or veterinary products in the following countries: Afghanistan, Australia, Austria, Bahrain, Belgium, Canada, Czech Republic, Denmark, France, Germany, Hong Kong, Ireland, Israel, Italy, Japan, Korea, Macao, the Netherlands, New Zealand, the Philippines, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, Ukraine, the United Arab Emirates, the United Kingdom and the United States. Our distributors in each of these countries are responsible for obtaining the necessary approvals to sell our new and existing products. These distributors may not be successful in obtaining proper approvals for our new and existing products in their respective countries, and they may not be successful in marketing our products. We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence. However, we may not be successful in entering into additional distributor relationships on favorable terms, or at all. In addition, our distributors may terminate their relationship with us at any time. Historically, we have experienced a high degree of turnover among our international distributors. This turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally.
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
Competition in the human and veterinary diagnostic markets is intense. Our principal competitors in the human diagnostic market are Alfa Wassermann S.P.A., i-STAT Corporation (which was purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.), Kodak (DT60 analyzer), Polymedco, Inc. and F. Hoffman-La Roche (Reflotron system). Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation. Most of our competitors have significantly larger product lines to offer and greater financial and other resources than we do. In particular, many of our competitors have large sales forces and well-established distribution channels. Consequently, we must develop our distribution channels and significantly improve our direct sales force in order to compete in these markets.
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
The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. As of December 31, 2008, we have received market clearance from the FDA for our Piccolo chemistry analyzer and 25 reagent tests that we have on 13 reagent discs. We are currently developing additional tests that we will have to clear with the FDA through the 510(k) notification procedures. These new test products are crucial for our success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States, which could harm our future sales.
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
We can currently offer the following Piccolo reagent discs as waived tests to the medical market: Basic Metabolic Panel, Comprehensive Metabolic Panel, Electrolyte Panel, General Chemistry 6, General Chemistry 13, Kidney Check, Lipid Panel, Lipid Panel Plus, Liver Panel Plus, MetLyte 8 Panel and Renal Function Panel. Waived status permits untrained personnel to run the Piccolo chemistry analyzer using these tests; thus, extending the sites (doctors’ offices and other point-of-care environments) that can use the Piccolo chemistry analyzer. Although we are engaged in an active program to test and apply for CLIA waivers for additional analytes, we cannot assure you that we will successfully receive CLIA waived status from the FDA for other products. Consequently, for the reagent discs that have not received CLIA waived status, the market for our Piccolo products may be confined to those testing facilities that are certified as “laboratories” and our growth can be limited accordingly.
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
Effective April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), issued by the Financial Accounting Standards Board, which requires the measurement of all share-based payments to employees, using a fair-value-based method and the recording of such expense in our results of operations. The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense, net of an estimated forfeiture rate, for those shares expected to vest over the corresponding requisite service period. Our policy is to recognize the expense of restricted stock unit grants based on the vested portions of the awards. Since fiscal 2007, we granted restricted stock unit awards annually to employees based on the following time-based vesting schedule over a four-year period: five percent vesting after the first year; additional ten percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment. During fiscal 2007, 2008 and the first nine months of fiscal 2009, share-based compensation expense related to restricted stock units had a material impact on our earnings per share and on our financial statements and we expect that it will continue to adversely impact our reported results of operations, particularly in the fourth year of vesting for the restricted stock unit awarded to employees. As of December 31, 2008, our unrecognized compensation expense related to restricted stock unit awards granted to employees and directors to date totaled $13.1 million, which is expected to be recognized over a weighted average period of 2.39 years.

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
Our international sales are currently primarily U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. For the limited amount of our sales denominated in local currencies, we are subject to fluctuations in exchange rates between the U.S. dollar and the particular local currency. A strong U.S. dollar, when compared to local currencies in Asia, excluding the Japanese yen, may negatively impact our revenue. Our operating results could also be adversely affected by the seasonality of international sales and the economic conditions of our overseas markets.
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
The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended December 31, 2008, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $10.28 to $19.58 per share and the closing sale price for our quarter ended December 31, 2008 was $16.03 per share. During the last eight fiscal quarters ended December 31, 2008, our stock price closed at a high of $39.74 on December 24, 2007 and a low of $10.28 on October 27, 2008. Many factors may affect the market price of our common stock, including:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
At our annual meeting of shareholders held on October 28, 2008, the following matters were considered and voted upon:
(a)	The election of six (6) directors to hold office until the next annual meeting of shareholders. The votes cast and withheld for such nominees were as follows:

Nominee	FOR	WITHHELD
Clinton H. Severson	19,851,576	301,564
Richard J. Bastiani, Ph.D.	19,795,214	357,926
Henk J. Evenhuis	19,894,810	258,330
Brenton G.A. Hanlon	19,795,647	357,493
Prithipal Singh, Ph.D.	17,413,899	2,739,241
Ernest S. Tucker III, M.D.	19,838,715	314,425
(b)	The results of voting on the amendment to increase the number of shares authorized for issuance under the Abaxis, Inc. 2005 Equity Incentive Plan, were as follows:

FOR	AGAINST	ABSTAIN
14,199,346	2,921,155	32,983
(c)	The results of voting on the ratification of the appointment of Burr, Pilger & Mayer LLP as our independent registered public accounting firm for the fiscal year ending March 31, 2009, were as follows:

FOR	AGAINST	ABSTAIN
20,088,036	38,346	26,758
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.		Description of Document

3.1
Restated Articles of Incorporation (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 1993 and incorporated herein by reference.)

3.2
Certificate of Amendment of Amended and Restated Articles of Incorporation (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996 and incorporated herein by reference.)

3.3		By-laws (Filed with the Securities and Exchange Commission in our Registration Statement No. 33-44326 on December 11, 1991 and incorporated herein by reference.)

3.4		Amendment to the By-laws (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on July 30, 2007 and incorporated herein by reference.)

4.1
Registration Rights Agreement, dated as of March 29, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on May 13, 2002 and incorporated herein by reference.)

4.2		Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4.

10.1
Abaxis, Inc. 2005 Equity Incentive Plan, as amended as of October 28, 2008. (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on November 3, 2008 and incorporated herein by reference.)

10.2		Abaxis, Inc. Executive Change of Control Severance Plan, as amended on December 23, 2008.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	This certification accompanies this Quarterly Report on Form 10-Q. The certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Abaxis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC. (Registrant)
Date: February 9, 2009	BY:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 9, 2009	BY:	/s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.		Description of Document

10.2		Abaxis, Inc. Executive Change of Control Severance Plan, as amended on December 23, 2008.

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	This certification accompanies this Quarterly Report on Form 10-Q. The certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Abaxis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.