Form 10-K
period 2009-03-31
ABAXIS INC
filed 2009-06-12
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-19720

ABAXIS, INC.
(Exact name of registrant as specified in its charter)

California	77-0213001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3240 Whipple Road, Union City, California (Address of principal executive offices)	94587 (Zip code)

Registrant’s telephone number, including area code:
(510) 675-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, no par value	The NASDAQ Stock Market, Inc.

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of Abaxis as of September 30, 2008, the last business day of the second fiscal quarter, was $295,480,000 based upon the closing sale price reported for such date on the NASDAQ Global Market. For purposes of this disclosure, 6,792,000 shares of common stock held by persons who hold more than 5% of the outstanding shares of registrant’s common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose and exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of June 8, 2009, there were 21,985,000 shares of the Registrant’s common stock outstanding.

Abaxis, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended March 31, 2009

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Sections 21E of the Securities Exchange Act of 1934, as amended that reflect Abaxis’ current view with respect to future events and financial performance. In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might,” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include, but are not limited to, the market acceptance of our products and the continuing development of our products, regulatory clearance and approvals required by the U.S. Food and Drug Administration (“FDA”) and other government approvals, risks associated with manufacturing and distributing our products on a commercial scale, free of defects, risks related to the introduction of new instruments manufactured by third parties, risks associated with entering the human diagnostic market on a larger scale, risks related to the protection of Abaxis’ intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, risks associated with the ability to attract, train and retain competent sales personnel, general market conditions and competition.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Abaxis assumes no obligation to update any forward-looking statements as circumstances change. Readers are advised to read this Annual Report on Form 10-K in its entirety, paying careful attention to the risk factors set forth in this and other reports or documents filed by Abaxis from time to time with the Securities and Exchange Commission (“SEC”), particularly the quarterly reports on Form 10-Q and any current reports on Form 8-K, copies of which may be obtained from Abaxis or from the SEC at its website at www.sec.gov.

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

ABAXIS PRODUCTS

We manage our business in two operating segments, based on the products sold by market and customer group: (i) the medical market and (ii) the veterinary market. Revenues in the medical market accounted for 23%, 23% and 20% of our total revenues for fiscal 2009, 2008 and 2007, respectively. Revenues in the veterinary market accounted for 70%, 71% and 74% of our total revenues for fiscal 2009, 2008 and 2007, respectively. See Note 15, “Segment Reporting Information,” of the Notes to Consolidated Financial Statements for additional financial information about our segments.

Point-of-Care Blood Chemistry Analyzer

Our primary product is a blood analysis system, consisting of a compact portable analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 14 tests on human patients and 13 tests on veterinary patients. The system can be operated with minimal training and performs multiple routine tests on whole blood, serum or plasma samples. The system provides test results in approximately 12 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer. We manufacture the system in our manufacturing facility in Union City, California and we market our blood chemistry analyzers in both the medical market and in the veterinary market, as described below.

•	Medical Market: We currently market the blood analysis system in the medical market under the name Piccolo® xpress. Through October 2006, we marketed the blood analysis system in the medical market as the Piccolo®, now referred to as the Piccolo Classic. We continue to support and service our current population of Piccolo xpress and Piccolo Classic chemistry analyzers.

•	Veterinary Market: We currently market the blood analysis system in the veterinary market under the name VetScan VS2®. Through March 2006, we marketed the blood analysis system in the veterinary market as the VetScan®, now referred to as the VetScan Classic. We continue to support and service our current population of VetScan VS2 and VetScan Classic chemistry analyzers.

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

We offer our blood analysis system with a total of 27 diagnostic tests. Our test methods are as follows:

Test Methods		Test Methods

Alanine aminotransferase	ALT	Lactate dehydrogenase	LD
Albumin	ALB	Magnesium	MG
Alkaline phosphatase	ALP	Phosphorous	PHOS
Amylase	AMY	Potassium	K+
Aspartate aminotransferase	AST	Sodium	NA+
Bile acids	BA	Thyroxine	T4
Calcium	CA	Total bilirubin	TBIL
Chloride	CL-	Total carbon dioxide	tCO2
Creatine kinase	CK	Total cholesterol	CHOL
Creatinine	CRE	Total protein	TP
Direct bilirubin	DBIL	Triglycerides	TRIG
Gamma glutamyltransferase	GGT	Urea nitrogen	BUN
Glucose	GLU	Uric acid	UA
High-density lipoprotein cholesterol	HDL

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

The reagent discs offered with our Piccolo chemistry analyzers are as follows:

Piccolo Panels	Description of the Test Panels

Basic Metabolic Panel (CLIA waived)	BUN, CA, CL-, CRE, GLU, K+, NA+, tCO2.
Basic Metabolic Panel Plus	BUN, CA, CL-, CRE, GLU, K+, LD, MG, NA+, tCO2.
Comprehensive Metabolic Panel (CLIA waived)	ALB, ALP, ALT, AST, BUN, CA, CL-, CRE, GLU, K+, NA+, TBIL, tCO2, TP.
Electrolyte Panel (CLIA waived)	CL-, K+, NA+, tCO2.
General Chemistry 6 (CLIA waived)	ALT, AST, BUN, CRE, GGT, GLU.
General Chemistry 13 (CLIA waived)	ALB, ALP, ALT, AMY, AST, BUN, CA, CRE, GGT, GLU, TBIL, TP, UA.
Hepatic Function Panel	ALB, ALP, ALT, AST, DBIL, TBIL, TP.
Kidney Check (CLIA waived)	BUN, CRE.
Lipid Panel (CLIA waived)	CHOL, CHOL/HDL RATIO, HDL, LDL, TRIG, VLDL.
Lipid Panel Plus (CLIA waived)	ALT, AST, CHOL, CHOL/HDL RATIO, GLU, HDL, LDL, TRIG, VLDL.
Liver Panel Plus (CLIA waived)	ALB, ALP, ALT, AMY, AST, GGT, TBIL, TP.
Metlyte 8 Panel (CLIA waived)	BUN, CK, CL-, CRE, GLU, K+, NA+, tCO2.
Renal Function Panel (CLIA waived)	ALB, BUN, CA, CL-, CRE, GLU, K+, NA+, PHOS, tCO2.

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

Hematology

In September 2007, we introduced a veterinary hematology instrument under the name VetScan HM5. The VetScan HM5 offers a 22-parameter complete blood count (CBC) analysis, including a five-part differential cell counter specifically designed for veterinary applications. In May 2004, we introduced a veterinary hematology instrument that offers an 18-parameter CBC analysis, including a three-part white blood cell differential, marketed originally as the VetScan HMII, and is now referred to as the VetScan HM2. We currently purchase the hematology instruments from Diatron Medical Instruments PLC. of Budapest, Hungary. Through April 2004, we marketed a veterinary hematology instrument under the name VetScan HMT. We continue to support and service our current population of VetScan HM5, VetScan HM2, VetScan HMII and VetScan HMT hematology instruments. We also market reagent kits to be used with our hematology instruments which we currently purchase from three suppliers: Clinical Diagnostic Solutions, Inc., Diatron Medical Instruments PLC. and Mallinckrodt Baker BV.

Coagulation

In January 2009, we introduced a veterinary coagulation analyzer under the name VetScan VSpro. The VetScan VSpro assists in the diagnosis and evaluation of suspected bleeding disorders, toxicity/poisoning, evaluation of Disseminated Intravascular Disease, hepatic disease and monitoring therapy and progression of disease states. The point-of-care coagulation analyzer is offered with a combination assay (PT/aPTT test cartridge) for canine testing. We currently purchase the coagulation analyzers and coagulation reagents from Scandinavian Micro Biodevices APS of Farum, Denmark.

Canine Heartworm Rapid Test

In January 2009, we introduced a canine heartworm rapid test under the name VetScan Canine Heartworm Rapid Test. The VetScan Canine Heartworm Rapid Test is a highly sensitive and specific test for the detection of Dirofilaria immitis in canine whole blood, serum or plasma. The lateral flow immunoassay technology in the canine heartworm rapid tests provides immediate results.

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

In April 2009, we submitted an assay for C-Reactive Protein (“CRP”) to the FDA for 510(k) clearance. See “Government Regulation” in this section for additional information on 510(k) clearance. We have included this assay on a new reagent, MetLyte Plus CRP, which is currently offered for sale and distribution only outside the United States. CRP is used to identify the presence of inflammation and to monitor response to treatment for such inflammatory disorders with respect to certain types of arthritis, autoimmune disorders and inflammatory bowel disease, or to check for the presence of infection (especially after surgery).

In May 2009, we entered into an exclusive license agreement with Abbott Point of Care Inc., granting us the right to sell and distribute Abbott’s i-STAT 1 handheld instrument (i-STAT® 1 analyzer) and associated consumables (for blood gas, electrolyte, basic blood chemistry and immunoassay testing) in the animal health care market worldwide. Our right to sell and distribute these products is initially non-exclusive, but becomes exclusive in all countries of the world, except for Japan, on November 1, 2009. Our rights in Japan remain non-exclusive for the term of the agreement. The initial term of the agreement ends on December 31, 2014, and after this initial term, our agreement continues automatically for successive one-year periods unless terminated by either party.

CUSTOMERS AND DISTRIBUTION

We market and sell our products worldwide by maintaining direct sales forces and through independent distributors. Our direct sales force is primarily located in the United States. In July 2008, our sales office in Darmstadt, Germany was incorporated as our wholly-owned subsidiary, Abaxis Europe GmbH, to market, promote and distribute diagnostic systems for medical and veterinary uses. Abaxis Europe GmbH provides customer support in a timely manner in response to the growing and increasingly diverse services needs of customers in the European market. Sales and marketing expenses were $24.7 million, $23.7 million and $20.6 million, or 23%, 24% and 24% of our total revenues, in fiscal 2009, 2008 and 2007, respectively. See Note 16, “Revenues by Product Category and Geographic Region and Significant Concentrations,” of the Notes to Consolidated Financial Statements for additional financial information by geographic area.

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

Veterinary Market

We believe that our veterinary reagent product offerings meet a substantial part of the clinical diagnostic needs of veterinarians and the research marketplace. Potential customers for our VetScan products include companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories.

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

Veterinary Market

Veterinarians are served typically by local distributors, some with national affiliations. We work with various independent distributors to sell our instruments and consumable products. In the United States, we have both regional and national based distributors, which includes, among others, American Veterinary Supply Corp., DVM Resources, IVESCO LLC, Lextron Animal Health, Merritt Veterinary Supplies, Inc., Nelson Laboratories, Penn Veterinary Supply, Inc., TW Medical Veterinary Supply and Western Medical Supply, Inc. In addition to selling through distributors, we directly supply our VetScan products to Veterinary Centers of America (VCA), a large veterinary hospital chain. In fiscal 2009, one distributor in the United States veterinary market, DVM Resources, accounted for 10% of our total worldwide revenues. We depend on our distributors to assist us in promoting our products in the veterinary market, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenue until our customers identify another distributor or purchase products directly from us.

We also sell our veterinary products to distributors located in Canada. Our veterinary reagents are sold to various distributors in Canada, which includes Associated Veterinary Purchase, CDMV, Distribution Vie et Sante, Midwest Veterinary Distribution Cooperative Limited, Veterinary Purchasing Company Limited and Western Drug Distribution Center Limited. Currently, we sell our VetScan chemistry analyzers, hematology instruments and coagulation analyzers to one distributor in Canada, Vet Novations.

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

We currently have distributors for our products in the following foreign countries: Afghanistan, Australia, Austria, Bahrain, Belgium, Czech Republic, Denmark, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Korea, Macao, the Netherlands, New Zealand, the Philippines, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, Ukraine, United Arab Emirates and the United Kingdom. Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our new and existing products.

Revenues in Europe accounted for 13%, 13% and 12% of our total revenues for fiscal 2009, 2008 and 2007, respectively. Revenues in Asia Pacific and rest of the world accounted for 4%, 3% and 4% of our total revenues for fiscal 2009, 2008 and 2007, respectively.

We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence.

MANUFACTURING

We manufacture our Piccolo and VetScan chemistry analyzers from our facility located in Union City, California. The VetScan HM2 and HM5 are manufactured by Diatron Medical Instruments PLC. in Budapest, Hungary and are purchased by us as a completed instrument. The VetScan VSpro is manufactured by Scandinavian Micro Biodevices APS in Farum, Denmark and is purchased by us as a completed instrument.

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

In addition to the development of standardized manufacturing processes and quality control programs for the entire manufacturing process, our manufacturing activities are concentrated in the following three primary areas:

•	Point-of-Care Blood Chemistry Analyzer: The analyzer used in the Piccolo and VetScan systems employs a variety of components designed or specified by us, including a variable speed motor, microprocessors, a liquid crystal display, a printer, a spectrophotometer and other electronic components. These components are manufactured by several third-party vendors that have been qualified and approved by us and then assembled by our contract manufacturers. The components are assembled at our facility in Union City into the finished product and completely tested to ensure that the finished product meets product specifications. The analyzer uses technologically-advanced components, many of which are available only from single source vendors. Currently, we purchase technologically advanced components from a limited number of vendors, including components from Hamamatsu Corporation and PerkinElmer, Inc. and components from a single-source supplier, UDT Sensors (a division of OSI Optoelectronics). We do not have supply agreements with any of these companies and they are not contractually obligated to continue supplying us with components in the quantities or at the prices that such companies have done historically.

•	Reagent Discs: The molded plastic discs used in the manufacture of the reagent disc are manufactured to our specifications by established injection-molding manufacturers. To achieve the precision required for accurate test results, the discs must be molded to very strict tolerances. To date, we have only qualified two manufacturers, C. Brewer & Co. and Nypro, Inc. to mold the discs. We do not have supply agreements with either of these companies and they are under no contractual obligation to continue supplying us with discs either in the quantities or at the prices that such companies have done historically. We are also working with our suppliers to improve yields and increase capacity on the existing production molds. While we have increased the number of disc molding tools to strengthen and better protect our line of supply, an inability by our injection-molding manufacturers to supply sufficient discs would have a material adverse impact on our results of operations. We assemble the reagent discs by using the molded plastic discs, loading the disc with reagents and then ultrasonically welding together the top and bottom pieces.

•	Reagent Beads: The reagent discs contain diluent and all the dry reagent chemistry beads necessary to perform blood analyses. We purchase chemicals from third-party suppliers and formulate the raw materials, using proprietary processes, into beads at the proper concentration and consistency to facilitate placement in the reagent disc and provide homogeneous dissolution and mixing when contacted by the diluted plasma. We are dependent on the following companies who are our single source providers of one or more chemicals that we use in the reagent production process: Amano Enzyme USA Co., Ltd., Genzyme Corporation, Kikkoman Corporation Biochemical Division, Microgenics Corporation, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., Sigma Aldrich Inc. and Toyobo Specialties (formerly Shinko American Inc.). We do not have supply agreements with any of these companies and they are under no contractual obligation to continue supplying us in the quantities or at the price such companies have done historically. Although we believe all of the chemicals provided by these companies would be readily available elsewhere and we continue to evaluate vendor sources to protect and improve our lines of supply, the loss of any of these companies as a supplier could materially adversely affect our manufacturing activities and results of operations.

We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter.

MATERIAL RELATIONSHIPS WITH SUPPLIERS AND OTHER THIRD PARTIES

Diatron Messtechnik GmbH.  In our November 2003 original equipment manufacturing (“OEM”) agreement with Diatron Messtechnik GmbH (“Diatron”), we acquired the exclusive right to distribute Diatron’s veterinary hematology instruments in Australia, Canada, Japan, New Zealand and the United States. The Diatron hematology instruments are currently supplied by Diatron Medical Instruments PLC. Following a prior amendment, in February 2008, the terms of the OEM agreement, with respect to the purchase commitments, were revised. Under the amended OEM agreement, we committed to purchase a minimum number of hematology instruments through fiscal 2009. In August 2008, the Company entered into a purchase order with scheduled shipping terms through January 2009 for the remaining number of hematology instruments to be purchased under the amended OEM agreement. Since August 2008, we have operated entirely on a purchase order basis with Diatron.

Scandinavian Micro Biodevices APS.  In October 2008, we entered into an OEM agreement with Scandinavian Micro Biodevices APS (“SMB”) to purchase coagulation analyzers and coagulation reagents. In the fourth quarter of fiscal 2009, we started marketing the products and, upon achievement of certain milestones by SMB outlined in our agreement, we will be subject to minimum purchase commitments under the OEM agreement.

Inverness Medical Switzerland GmbH.  Effective January 2009, we entered into a license agreement with Inverness Medical Switzerland GmbH (“Inverness”). In our agreement, we licensed co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace. The license agreement provides that Inverness shall not grant any future rights, to any third parties under its current lateral flow patent rights in the animal health diagnostics field in the professional marketplace. The license agreement enables us to develop and market products under rights from Inverness to address animal health and laboratory animal research markets.

In exchange for the license rights, we (i) paid an up-front license fee of $5.0 million to Inverness in January 2009, (ii) agreed to pay royalties during the term of the agreement, based solely on sales of products in a jurisdiction country covered by valid and unexpired claims in that jurisdiction under the licensed Inverness patent rights, and (iii) agreed to pay a yearly minimum license fee of between $500,000 to $1.0 million per year, which fee will be creditable against any royalties due during such calendar year. The royalties, if any, are payable through the date of the expiration of the last valid patent licensed under the agreement that includes at least one claim in a jurisdiction covering products we sell in that jurisdiction. The yearly minimum fees are payable starting in fiscal 2011 for so long as we desire to maintain exclusivity under the agreement.

DVM Resources.  DVM Resources, one of our distributors of veterinary products in the United States, accounted for 10%, 12% and 15% of our total worldwide revenue in fiscal 2009, 2008 and 2007, respectively.

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

The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. As of March 31, 2009, we have received market clearance from the FDA for our Piccolo system and 25 reagent tests that we have on 13 reagent discs. We are currently developing additional tests that we will have to clear with the FDA through the 510(k) notification procedures. These new test products are crucial for our success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States, which could harm our future sales.

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

Other Regulations

We are subject to a variety of federal, state, local and international regulations regarding the manufacture and sale of our diagnostic products. In addition, as we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets. Foreign certifications that we have received include the following, among others:

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

RESEARCH AND DEVELOPMENT

Research and development activities are focused on the following: developing new immunoassay tests, clinical trials, preparation of submission for CLIA waived status on new test methods and product improvements and enhancement of existing products. Our research and development expenses, which consist of salaries and benefits, consulting expenses and materials were $8.4 million, $7.0 million and $6.2 million, or 8%, 7% and 7% of our total revenues, in fiscal 2009, 2008 and 2007, respectively.

PATENTS AND PROPRIETARY TECHNOLOGIES

We have pursued the development of a patent portfolio to protect our proprietary technology. Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain competitive position. As of March 31, 2009, 41 patent applications have been filed on our behalf with the United States Patent and Trademark Office, of which 30 patents have been issued and 29 patents are currently active. Our active U.S. patents have expiration dates ranging from June 2010 to January 2024. In addition, we have 81 issued and active international patents and 15 international applications pending.

EMPLOYEES

As of March 31, 2009, we employed 339 full-time employees distributed across the following divisions: 47 in research and development; 139 in manufacturing operations; and 153 in sales, general and administrative. None of our employees are covered by a collective bargaining agreement and we consider our relations with our employees to be good.

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

Historically, in the veterinary market, we have marketed our VetScan systems through both direct sales and distribution channels to veterinarians. We continue to develop new animal blood tests to expand our product offerings and we cannot be assured that these tests will be accepted by the veterinary market.

We rely on patents and other proprietary information, the loss of which would negatively affect our business.

As of March 31, 2009, 41 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 30 patents have been issued and 29 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

We must increase sales of our Piccolo and VetScan products or we may not be able to increase profitability.

As of March 31, 2009, we had retained earnings of $9.0 million. Our ability to continue to be profitable and to increase profitability will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan products. Increasing the sales volume of our products will depend upon, among other things, our ability to:

•	continue to improve our existing products and develop new and innovative products;

•	increase our sales and marketing activities;

•	effectively manage our manufacturing activities; and

•	effectively compete against current and future competitors.

We cannot assure you that we will be able to successfully increase our sales volumes of our products to sustain or increase profitability.

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

We could fail to achieve anticipated revenue if we experience problems related to the manufacture of our blood chemistry analyzers.

We manufacture our blood chemistry analyzers at our manufacturing facility in Union City, California. During fiscal 2008, we experienced problems related to the manufacture of our new blood chemistry analyzer, which were primarily related to difficulties and delays in obtaining certain key components that we purchase from various suppliers. These manufacturing problems were primarily related to quality control issues for key components that we obtain from our suppliers and to design issues of the key components required in our blood chemistry analyzer. Our difficulties in obtaining an adequate amount of quality components for the manufacture of our blood chemistry analyzer had a materially adverse impact on our sales of VetScan chemistry analyzers in fiscal 2008. We believe that we have taken appropriate steps to resolve these issues, including securing quality parts from our suppliers, but there can be no assurance that our efforts to resolve these manufacturing difficulties will continue to prove to be successful or that similar manufacturing problems will not arise in the future. If we are unable to prevent similar problems from occurring in the future, we may not be able to manufacture sufficient quantities to meet anticipated demand and, therefore, will not be able to effectively market and sell our blood chemistry analyzers; accordingly, our revenue and business would be materially adversely affected.

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

Many of our sales personnel directly involved in the sales and marketing activities of our products have been employed by us for a limited period of time. In addition, we experience significant turnover in our sales and marketing personnel. If we are to increase our direct sales, particularly in the human medical market, we will need to train new sales personnel and supervise our sales team closely. We also will continue hiring additional sales personnel. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth in the medical market may be limited due to our lack of resources to market our products.

We need to successfully manufacture and market additional reagent discs for the human diagnostic market if we are to compete in that market.

We have developed a blood analysis system that consists of a portable blood analyzer and single-use reagent discs. Each reagent disc performs a series of standard blood tests. We believe that it is necessary to develop additional series of reagent discs with various tests for use with the Piccolo and VetScan chemistry analyzers. Historically, we have developed reagent discs suitable for the human medical and veterinary diagnostic markets. We have received 510(k) clearances from the U.S. Food and Drug Administration (“FDA”) for 25 test methods in the human medical market. These tests are included in standard tests for which the medical community receives reimbursements from third-party payors such as health maintenance organizations (“HMOs”) and Medicare. We may not be able to successfully manufacture or market these reagent discs. Our failure to meet these challenges will materially adversely affect our operating results and financial condition.

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

We depend on a number of distributors in the United States who distribute our VetScan products. Our largest distributor in the United States, DVM Resources, accounted for 10% and 12% of our total worldwide revenues for fiscal 2009 and 2008, respectively. We depend on our distributors to assist us in promoting our products in the veterinary market, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenue until our customers identify another distributor or purchase products directly from us.

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

We currently rely on distributors that carry either our medical or veterinary products in the following countries: Afghanistan, Australia, Austria, Bahrain, Belgium, Canada, Czech Republic, Denmark, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Korea, Macao, the Netherlands, New Zealand, the Philippines, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, Ukraine, the United Arab Emirates, the United Kingdom and the United States. Our distributors in each of these countries are responsible for obtaining the necessary approvals to sell our new and existing products. These distributors may not be successful in obtaining proper approvals for our new and existing products in their respective countries, and they may not be successful in marketing our products. We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence. However, we may not be successful in entering into additional distributor relationships on favorable terms, or at all. In addition, our distributors may terminate their relationship with us at any time. Historically, we have experienced a high degree of turnover among our international distributors. This turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally.

We depend on limited or sole suppliers for several key components in our products, many of whom we have not entered into contractual relationships with and failure of our suppliers to provide the components to us could harm our business.

We use several key components that are currently available from limited or sole sources as discussed below:

•	Reagent Discs: Two injection-molding manufacturers, C. Brewer & Co. and Nypro, Inc., currently make the molded plastic discs which, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require. To date, we have only qualified these two manufacturers to manufacture the molded plastic discs.

•	Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the dry reagent chemistry beads that are either inserted in our reagent discs or sold as stand-alone products: Amano Enzyme USA Co., Ltd., Genzyme Corporation, Kikkoman Corporation Biochemical Division, Microgenics Corporation, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., Sigma Aldrich Inc. and Toyobo Specialties (formerly Shinko American Inc.).

•	Blood Chemistry Analyzer Components: Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of vendors, including components from Hamamatsu Corporation and PerkinElmer, Inc. and components from a single-source supplier, UDT Sensors (a division of OSI Optoelectronics). Our analyzers also use a printer that is primarily made by Seiko North America Corporation. The loss of the supply of any of these components could force us to redesign our blood chemistry analyzers.

•	Hematology Instruments and Reagents: Our hematology instruments are manufactured by Diatron Medical Instruments PLC. in Hungary and are purchased by us as a completed instrument. In addition, to date, we have qualified only three suppliers to produce the reagents for our hematology instruments: Clinical Diagnostic Solutions, Inc., Diatron Medical Instruments PLC. and Mallinckrodt Baker BV.

•	Coagulation Analyzers and Reagents: Our coagulation analyzers and reagents are manufactured by Scandinavian MicroBiodevices APS in Denmark and are purchased by us as completed products.

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

The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. As of March 31, 2009, we have received market clearance from the FDA for our Piccolo chemistry analyzer and 25 reagent tests that we have on 13 reagent discs. We are currently developing additional tests that we will have to clear with the FDA through the 510(k) notification procedures. These new test products are crucial for our success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States, which could harm our future sales.

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

Effective April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), issued by the Financial Accounting Standards Board, which requires the measurement of all share-based payments to employees, using a fair-value-based method and the recording of such expense in our results of operations. The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense, net of an estimated forfeiture rate, for those shares over the corresponding requisite service period. Since fiscal 2007, we granted restricted stock unit awards annually to employees based on the following time-based vesting schedule over a four-year period: five percent vesting after the first year; additional ten percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment. During fiscal 2007, 2008 and 2009, share-based compensation expense related to restricted stock units had a material impact on our earnings per share and on our financial statements and we expect that it will continue to adversely impact our reported results of operations, particularly in the fourth year of vesting for the restricted stock unit awarded to employees. As of March 31, 2009, our unrecognized compensation expense related to restricted stock unit awards granted to employees and directors to date totaled $12.9 million, which is expected to be recognized over a weighted average period of 2.16 years.

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

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an assessment of internal control over financial reporting by our management and an attestation of the effectiveness of our internal controls over financial reporting by an independent registered public accounting firm. We have an ongoing program to perform the assessment, testing and evaluation to comply with these requirements and we expect to continue to incur significant expenses for Section 404 compliance on an ongoing basis.

Our management assessed the effectiveness of our internal control over financial reporting as of our fiscal years ended March 31, 2009 and 2008. Although we received an unqualified opinion on our consolidated financial statements for the fiscal years ended March 31, 2009 and 2008, and on the effectiveness of our internal control over financial reporting as of March 31, 2009 and 2008, we cannot predict the outcome of our testing in future periods. In the event that our internal controls over financial reporting are not effective as defined under Section 404, or any failure to implement required new or improved controls, or difficulties encountered in implementation could harm operating results or prevent us from accurately reporting financial results or cause a failure to meet our reporting obligations in the future. If management cannot assess internal control over financial reporting is effective, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment, investor confidence and our share value may be negatively impacted.

We may need additional funding in the future and these funds may not be available to us.

We believe that our existing capital resources, available line of credit and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through the next 12 months, although no assurances can be given. The terms of our line of credit contain a number of covenants concerning financial tests that we must meet, and these tests are more fully explained in Note 8 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

We are subject to stringent federal, state and local laws, rules, regulations and policies that govern the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. In particular, we are subject to laws, rules and regulations governing the handling and disposal of biohazardous materials used in the development and testing of our products. Our costs to comply with applicable environmental regulations consist primarily of handling and disposing of human and veterinary blood samples for testing (whole blood, plasma, serum). Although we believe that we have complied with applicable laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may have to incur significant costs to comply with environmental regulations if our manufacturing to commercial levels continues to increase. In addition, if a government agency determines that we have not complied with these laws, rules and regulations, we may have to pay significant fines and/or take remedial action that would be expensive and we do not carry environmental-related insurance coverage.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended March 31, 2009, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $13.50 to $18.85 per share and the closing sale price for our quarter ended March 31, 2009 was $17.24 per share. During the last eight fiscal quarters ended March 31, 2009, our stock price closed at a high of $39.74 on December 24, 2007 and a low of $10.28 on October 27, 2008. Many factors may affect the market price of our common stock, including:

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

We occupy approximately 91,124 square feet of office, research and development and manufacturing space in a building in Union City, California. The lease agreement is for ten years and commenced in January 2001. We have an option to extend the lease for five additional years. Starting April 2009, we also sublease approximately 25,705 square feet in Union City, California to support warehousing and distribution efforts pursuant to a sublease that expires in fiscal 2012. In Darmstadt, Germany, we lease approximately 5,800 square feet of office space, under a lease that commenced in September 2007 and expires in fiscal 2013. We believe that our existing facilities are adequate to meet our current requirements, and that we will be able to obtain additional facilities space on commercially reasonable terms, if and when they are required.

Item 3.	Legal Proceedings

We are involved from time to time in various litigation matters in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the quarter ended March 31, 2009.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “ABAX.” The following table sets forth the quarterly high and low intra-day per share sales prices for the common stock from April 1, 2007 through March 31, 2009 as reported on the NASDAQ Global Market:

	Prices
	Fiscal 2009		Fiscal 2008
	High	Low	High	Low

Quarter ended June 30	$30.62	$22.74	$27.00	$20.50
Quarter ended September 30	24.80	17.81	22.89	17.54
Quarter ended December 31	20.43	10.17	40.00	22.07
Quarter ended March 31	19.49	13.24	38.09	20.83

As of June 8, 2009, there were 21,985,000 shares of our common stock outstanding, held by 145 shareholders of record.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2009.

Dividends

Under our debt agreements, we are restricted from paying aggregate cash dividends on our capital stock in excess of 50% of our net income on an annual basis. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph1

The graph below compares the cumulative total shareholder return on an investment in our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Securities Index over the past five year period ended March 31, 2009. The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

The graph assumes the investment of $100 on March 31, 2004 in our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Securities Index and assumes dividends, if any, are reinvested. No dividends have been declared on our common stock to date.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Abaxis, Inc., the Russell 2000 Index
and the NASDAQ Medical Equipment Securities Index

	3/31/2004	3/31/2005	3/31/2006	3/31/2007	3/31/2008	3/31/2009
Abaxis, Inc.	$100.00	$43.55	$111.61	$119.93	$114.03	$84.84
Russell 2000	$100.00	$105.41	$132.66	$140.50	$122.23	$70.13
NASDAQ Medical Equipment Securities	$100.00	$103.84	$135.67	$138.07	$139.82	$79.71

1 This section is not “soliciting material,” is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of Abaxis under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in any such filing.

Item 6.	Selected Financial Data

The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements, related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,
	2009(1)	2008(1)	2007(1)	2006	2005
	(In thousands, except per share data)

Consolidated Statements of Operations Data:
Revenues	$105,562	$100,551	$86,221	$68,928	$52,758
Cost of revenues	46,937	45,507	39,362	30,075	24,811

Gross profit	58,625	55,044	46,859	38,853	27,947

Operating expenses:
Research and development	8,361	6,966	6,180	6,127	5,150
Sales and marketing	24,712	23,689	20,569	16,219	10,820
General and administrative	7,757	6,681	5,735	5,775	4,881

Total operating expenses	40,830	37,336	32,484	28,121	20,851

Income from operations	17,795	17,708	14,375	10,732	7,096
Interest and other income (expense), net	1,271	2,096	1,774	787	269

Income before income tax provision	19,066	19,804	16,149	11,519	7,365
Income tax provision	7,053	7,301	6,076	4,044	2,514

Net income	$12,013	$12,503	$10,073	$7,475	$4,851

Net income per share:
Basic net income per share	$0.55	$0.58	$0.49	$0.37	$0.25

Diluted net income per share	$0.54	$0.56	$0.46	$0.35	$0.22

Shares used in the calculation of net income per share:
Weighted average common shares outstanding — basic	21,826	21,499	20,643	19,985	19,696

Weighted average common shares outstanding — diluted	22,324	22,261	21,846	21,492	21,662

(1)	On April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” and included share-based compensation for employee share-based awards in our consolidated statements of operations.

	As of March 31,
	2009	2008	2007	2006	2005
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents	$49,237	$17,219	$10,183	$10,164	$5,776
Short-term investments	20,776	6,991	35,028	20,372	16,858
Working capital	101,815	52,500	74,517	49,949	38,744
Long-term investments	4,886	35,463	—	—	—
Total assets	140,711	120,903	102,715	83,078	71,009
Long-term liabilities	2,270	2,161	2,167	1,679	1,629
Total shareholders’ equity	126,892	104,649	87,812	71,038	61,667

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results and the timing of selected events could differ materially from those anticipated in these forward-looking statements as a result of several factors, including those set forth under Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

BUSINESS OVERVIEW

Abaxis, Inc. develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. Our primary product is a blood analysis system, consisting of a compact portable analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 14 tests on human patients and 13 tests on veterinary patients. We manufacture the system in our manufacturing facility in Union City, California and we market our blood chemistry analyzers in both the medical market and in the veterinary market, as described below.

•	Medical Market: We currently market the blood analysis system in the medical market under the name Piccolo® xpress. Through October 2006, we marketed the blood analysis system in the medical market as the Piccolo®, now referred to as the Piccolo Classic. We continue to support and service our current population of Piccolo xpress and Piccolo Classic chemistry analyzers.

•	Veterinary Market: We currently market the blood analysis system in the veterinary market under the name VetScan VS2®. Through March 2006, we marketed the blood analysis system in the veterinary market as the VetScan®, now referred to as the VetScan Classic. We continue to support and service our current population of VetScan VS2 and VetScan Classic chemistry analyzers.

In September 2007, we introduced a veterinary hematology instrument under the name VetScan HM5. The VetScan HM5 offers a 22-parameter complete blood count (CBC) analysis, including a five-part differential cell counter specifically designed for veterinary applications. In May 2004, we introduced a veterinary hematology instrument that offers an 18-parameter CBC analysis, including a three-part white blood cell differential, marketed originally as the VetScan HMII, and is now referred to as the VetScan HM2. We currently purchase the hematology instruments from Diatron Medical Instruments PLC. of Budapest, Hungary. Through April 2004, we marketed a veterinary hematology instrument under the name VetScan HMT. We continue to support and service our current population of VetScan HM5, VetScan HM2, VetScan HMII and VetScan HMT hematology instruments. We also market reagent kits to be used with our hematology instruments which we currently purchase from three suppliers: Clinical Diagnostic Solutions, Inc., Diatron Medical Instruments PLC. and Mallinckrodt Baker BV.

In July 2008, our sales office in Darmstadt, Germany was incorporated as Abaxis Europe GmbH to market, promote and distribute diagnostic systems for medical and veterinary uses. As a result, Abaxis Europe GmbH became a wholly-owned subsidiary of Abaxis. The subsidiary was formed to provide customer support in a timely manner in response to the growing and increasingly diverse services needs of customers in the European market.

In January 2009, we introduced a veterinary coagulation analyzer under the name VetScan VSpro. The VetScan VSpro assists in the diagnosis and evaluation of suspected bleeding disorders, toxicity/poisoning, evaluation of Disseminated Intravascular Disease, hepatic disease and monitoring therapy and progression of disease states. The point-of-care coagulation analyzer is offered with a combination assay (PT/aPTT test cartridge) for canine testing. We currently purchase the coagulation analyzers and coagulation reagents from Scandinavian Micro Biodevices APS of Farum, Denmark.

In January 2009, we introduced a canine heartworm rapid test under the name VetScan Canine Heartworm Rapid Test. The VetScan Canine Heartworm Rapid Test is a highly sensitive and specific test for the detection of Dirofilaria immitis in canine whole blood, serum or plasma. The lateral flow immunoassay technology in the canine heartworm rapid tests provides immediate results.

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

CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and the sensitivity of these estimates to deviations in the assumptions used in making them. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. However, there can be no assurance that our actual results will not differ from these estimates.

We have identified the policies below as critical because they are not only important to understanding our financial condition and results of operations, but also because application and interpretation of these policies requires both judgment and estimates of matters that are inherently uncertain and unknown. Accordingly, actual results may differ materially from our estimates. The impact and any associated risks related to these policies on our business operations are discussed below. For a more detailed discussion on the application of these and other accounting policies, see the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

We recognize revenue associated with extended maintenance agreements ratably over the life of the contract. Amounts collected in advance of revenue recognition are recorded as a current or non-current liability based on the time from the balance sheet date to the future date of revenue recognition. We provide incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of our instruments. Revenues from such sales are allocated separately to the instruments and incentives based on the relative fair value of each element. Revenues allocated to incentives are deferred until the goods are shipped to the customer or are recognized ratably over the life of the maintenance contract. At March 31, 2009, 2008 and 2007, the current portion of deferred revenue balances was $1.0 million, $807,000 and $917,000, respectively, and the non-current portion of deferred revenue balances was $1.6 million, $1.1 million and $1.2 million, respectively. The fluctuation in balances is due to the types of customer incentives programs offered during the period and depends on when the free goods are shipped to the customer and the maintenance period of the maintenance agreements.

We periodically offer trade-in programs to customers for trading in an existing instrument to purchase a new instrument and we will either provide incentives in the form of free goods or reduce the sales price of the instrument. These incentives in the form of free goods are recorded according to the policies described above.

Distributor and Customer Rebates.  We offer distributor pricing rebates and customer incentives from time to time. The distributor pricing rebates are offered to distributors upon meeting the sales volume requirements during a qualifying period. The distributor pricing rebates are recorded as a reduction to gross revenues during a qualifying period. Cash rebates are offered to distributors or customers who purchase certain products or instruments during a promotional period. Cash rebates are recorded as a reduction to gross revenues.

The distributor pricing rebate program is offered to distributors in the North America veterinary market, upon meeting the sales volume requirements of veterinary products during the qualifying period. Factors used in the rebate calculations include the identification of products sold subject to a rebate during the qualifying period and which rebate percentage applies. Based on these factors and using historical trends, adjusted for current changes, we estimate the amount of the rebate that will be paid and record the liability as a reduction to gross revenues when we record the sale of the product. Settlement of the rebate accruals from the date of sale ranges from one to three months after sale. At March 31, 2009, 2008 and 2007, the accrual balances related to distributor pricing rebates were $74,000, $140,000 and $229,000, respectively. The changes in the rebate accrual at each fiscal year end are based upon distributors meeting the purchase requirements during the quarter.

Other rebate programs offered to distributors or customers vary from period to period in the medical and veterinary markets. Generally, the rebate program relates to the sale of certain products during a specified promotional period. As part of the rebate program, a distributor or customer receives a cash rebate upon purchasing the products in the North America market during a promotional period. Factors used in the rebate calculations include the identification of products sold subject to a rebate during the qualifying period and the estimated lag time between the sale and payment of a rebate. We estimate the amount of the rebate that will be paid and record the liability as a reduction of gross revenues when we record the sale of the product. Settlement of the rebate accruals from the date of sale ranges from one to six months after sale. At March 31, 2009, 2008 and 2007, the accrual balances related to rebates were $22,000, $0 and $168,000, respectively. The changes in the rebate accrual were due to the type of marketing promotions offered during the fiscal year and timing of the rebate obligations paid to customers.

The following table is an analysis of the roll forward activities for the distributor and customer rebate accruals (in thousands):

	Balance at
	Beginning			Balance at
	of Year	Provisions	Payments	End of Year

Year Ended March 31, 2009:
Distributor rebates	$140	$264	$(330)	$74
Customer rebates	—	30	(8)	22

Total distributor and customer rebates	$140	$294	$(338)	$96

Year Ended March 31, 2008:
Distributor rebates	$229	$498	$(587)	$140
Customer rebates	168	—	(168)	—

Total distributor and customer rebates	$397	$498	$(755)	$140

Year Ended March 31, 2007:
Distributor rebates	$90	$781	$(642)	$229
Customer rebates	36	328	(196)	168

Total distributor and customer rebates	$126	$1,109	$(838)	$397

Sales and Other Allowances.  We estimate a provision for defective reagent discs as part of sales allowances when we issue credits to customers for defective reagent discs. We also establish, upon shipment of our products to distributors, a provision for potentially defective reagent discs, based on estimates derived from historical experience. The provision for potentially defective reagent discs was recorded in sales allowances, using internal data available to estimate the level of inventory in the distribution channel, the lag time for customers to report defective reagent discs and the historical rates of defective reagent discs. The balances related to sales allowance for defective reagent discs at March 31, 2009, 2008 and 2007 were $27,000, $26,000 and $368,000, respectively. Starting on July 1, 2007, the provision for potentially defective reagent discs is recorded as part of warranty reserves, instead of sales allowances, since we replace defective reagent discs rather than issue a credit to customers. Changes in our estimates for accruals related to provisions for defective reagent discs have not been material to our financial position or results of operations. In the future, the actual defective reagent discs may exceed our estimates, which could adversely affect our financial results.

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

Fair Value Measurements.  Effective April 1, 2008, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of our financial assets and financial liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of March 31, 2009, we used Level 1 assumptions for our cash, cash equivalents, certificates of deposits and corporate bonds, which are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable market based inputs used in models or other valuation methodologies. As of March 31, 2009, we did not have any Level 2 financial assets or liabilities.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of March 31, 2009, we did not have any Level 3 financial assets or liabilities.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date.

Warranty Reserves.  We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments. Our standard warranty obligation on instruments ranges from two to three years. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our estimated accrual for warranty exposure is based on historical experience, estimated product failure rates, material usage and freight incurred in repairing the instrument after failure and known design changes.

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

Inventories.  We state inventories at the lower of cost or market, cost being determined using standard costs which approximates actual costs using the first-in, first-out (FIFO) method. Inventories include material, labor and overhead. We establish provisions for excess, obsolete and unusable inventories after evaluation of future demand and market conditions. If future demand or actual market conditions are less favorable than those estimated by management or if a significant amount of the material were to become unusable, additional inventory write-downs may be required, which would have a negative effect on our operating income.

Valuation of Long-Lived Assets.  The carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, are reviewed for impairment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value.

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

Effective April 1, 2007, we adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change despite the adoption of FIN 48.

Share-Based Compensation Expense.  Effective April 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method. Under the fair value provisions of SFAS No. 123(R), we recognize share-based compensation expense, net of an estimated forfeiture rate, for those shares over the requisite service period of the award to employees and directors.

We did not grant stock options during fiscal 2009, 2008 or 2007. For stock options granted prior to March 31, 2006, we use the Black-Scholes option pricing model to determine the fair value. Determining the appropriate fair value model and calculating the fair value of share-based awards requires highly subjective assumptions, as described below.

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

As required by SFAS No. 123(R), employee share-based compensation expense recognized is calculated over the requisite service period of the awards and reduced for estimated forfeitures. The forfeiture rate is estimated based on historical data of our share-based awards that are granted and cancelled prior to vesting and upon historical experience of employee turnover. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in share-based compensation expense from period to period. To the extent we revise our estimate of the forfeiture rate in the future, our share-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters.

The adoption of SFAS No. 123(R) at the beginning of fiscal 2007 had a material impact on our earnings per share and on our consolidated financial statements for fiscal 2009, 2008 and 2007, and we expect that it will materially impact our consolidated financial statements in the foreseeable future. The impact of SFAS No. 123(R) on our consolidated financial results is disclosed in Note 11, “Share-Based Compensation” in the Notes to Consolidated Financial Statement in this Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Abaxis develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. We operate in two segments: (i) the medical market and (ii) the veterinary market. See “Segment Results” in this section for a detailed discussion.

Total Revenues

Revenues by Geographic Region and by Product Category.  Revenues by geographic region based on customer location and revenues by product category during fiscal 2009, 2008 and 2007 were as follows (in thousands, except percentages):

	Year Ended March 31,			Change 2008 to 2009		Change 2007 to 2008
				Increase/	Percent	Increase/	Percent
Revenues by Geographic Region	2009	2008	2007	(Decrease)	Change	(Decrease)	Change

North America	$87,801	$83,830	$72,015	$3,971	5%	$11,815	16%
Percentage of total revenues	83%	84%	84%
Europe	14,045	13,472	10,370	573	4%	3,102	30%
Percentage of total revenues	13%	13%	12%
Asia Pacific and rest of the world	3,716	3,249	3,836	467	14%	(587)	(15)%
Percentage of total revenues	4%	3%	4%

Total revenues	$105,562	$100,551	$86,221	$5,011	5%	$14,330	17%

	Year Ended March 31,			Change 2008 to 2009		Change 2007 to 2008
				Increase/	Percent	Increase/	Percent
Revenues by Product Category	2009	2008	2007	(Decrease)	Change	(Decrease)	Change

Instruments	$28,194	$30,011	$28,899	$(1,817)	(6)%	$1,112	4%
Percentage of total revenues	27%	30%	34%
Consumables	69,072	61,928	50,741	7,144	12%	11,187	22%
Percentage of total revenues	65%	62%	59%
Other products	5,170	6,583	4,775	(1,413)	(21)%	1,808	38%
Percentage of total revenues	5%	6%	5%

Product sales, net	102,436	98,522	84,415	3,914	4%	14,107	17%
Percentage of total revenues	97%	98%	98%
Development and licensing revenue	3,126	2,029	1,806	1,097	54%	223	12%
Percentage of total revenues	3%	2%	2%

Total revenues	$105,562	$100,551	$86,221	$5,011	5%	$14,330	17%

Fiscal 2009 Compared to Fiscal 2008

North America.  During fiscal 2009, total revenues in North America increased 5%, or $4.0 million, as compared to fiscal 2008. Components of the change in North America were as follows:

Instruments.  During fiscal 2009, total revenues from instruments, comprised of chemistry analyzers, hematology instruments and coagulation analyzers, sold in North America decreased 6%, or $1.4 million, as compared to fiscal 2008. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) decreased 32%, or $2.3 million, primarily due to economic conditions and the resulting impact of reduced capital spending at the physician office level in the third and fourth quarters of fiscal 2009. The decrease was partially offset by an increase in sales of our Piccolo chemistry analyzers to the U.S. government of 71%, or $893,000, primarily due to an increase in the U.S. Military’s needs for these products in the first and third quarters of fiscal 2009, which were not predictable.

(ii) Sales of our VetScan chemistry analyzers in North America increased 21%, or $1.5 million, primarily due to (a) quality and reliability improvements on our VetScan chemistry analyzers and (b) a shift in our sales and marketing focus to our VetScan chemistry analyzers and reagent discs during fiscal 2009.

(iii) Sales of our hematology instruments in North America decreased 22%, or $1.8 million, primarily due to a shift in our sales and marketing focus to our VetScan chemistry analyzers and reagent discs during fiscal 2009.

(iv) Sales of our coagulation analyzers in North America during fiscal 2009 were $251,000. In the fourth quarter of fiscal 2009, we launched the release of our VetScan VSpro.

Consumables.  During fiscal 2009, total revenues from consumables, comprised of reagent discs, hematology reagent kits, coagulation reagents and canine heartworm rapid tests, sold in North America increased 12%, or $5.9 million, as compared to fiscal 2008. The primary factors of the change were as follows:

(i) Medical reagent discs sales in North America (excluding the U.S. government) increased 35%, or $3.0 million, primarily due to the expanded installed base of our Piccolo chemistry analyzers. The increase was partially offset by a decrease in medical reagent discs sold to the U.S. government of 11%, or $215,000, primarily due to the U.S. Military’s decreased needs for these products, which were not predictable.

(ii) Veterinary reagent discs sales in North America increased 5%, or $2.0 million, primarily due to higher average selling prices during fiscal 2009.

(iii) Sales of hematology reagent kits in North America increased 21%, or $722,000, primarily due to an expanded installed base of our hematology instruments.

(iv) Sales of our canine heartworm rapid tests in North America during fiscal 2009 were $441,000. In the fourth quarter of fiscal 2009, we launched the release of our canine heartworm rapid tests.

Other products.  During fiscal 2009, total revenues from other products sold in North America decreased 24%, or $1.6 million, as compared to fiscal 2008. The net decrease in other products was primarily due to (a) an increase in maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products, for which revenue is deferred and recognized ratably over the life of the maintenance contract and (b) a decrease in demand from Becton, Dickinson and Company for products using the Orbos Discrete Lyophilization Process (the “Orbos Process”), which is seasonal.

Development and licensing.  In fiscal 2009, total revenues from development and licensing in North America increased 54%, or $1.1 million, as compared to fiscal 2008. The increase from development and licensing revenue is primarily due to a licensing agreement to Cepheid, related to our proprietary technology, the Orbos Process.

Significant concentration.  One distributor in the United States, DVM Resources, accounted for 10% of our total worldwide revenues during fiscal 2009.

Europe.  During fiscal 2009, total revenues in Europe increased 4%, or $573,000, as compared to fiscal 2008. Components of the change in Europe were as follows:

Instruments.  During fiscal 2009, total revenues from instruments, comprised of chemistry analyzers, hematology instruments and coagulation analyzers, sold in Europe decreased 14%, or $664,000, as compared to fiscal 2008. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in Europe decreased 12%, or $170,000, primarily due to requirements that we must meet to comply with local regulations of foreign countries and the strength of the U.S. dollar against the Euro currency.

(ii) Sales of our VetScan chemistry analyzers in Europe decreased 12%, or $334,000, primarily due to currency volatility.

(iii) Sales of our hematology instruments in Europe decreased 26%, or $163,000.

Consumables.  During fiscal 2009, total revenues from consumables, comprised of reagent discs, hematology reagent kits, coagulation reagents and canine heartworm rapid tests, sold in Europe increased 12%, or $1.1 million, as compared to fiscal 2008. The primary factors of the change were as follows:

(i) Medical reagent discs sales in Europe increased 66%, or $804,000, primarily due to (a) the expanded installed base of our Piccolo chemistry analyzers and (b) sales to a new distributor in Europe to supply medical reagent discs into local government hospitals in the third quarter of fiscal 2009.

(ii) Veterinary reagent discs sales in Europe increased 3%, or $239,000, primarily due to higher average selling prices during fiscal 2009.

(iii) Sales of hematology reagent kits in Europe increased 18%, or $36,000.

Other products.  During fiscal 2009, total revenues from other products sold in Europe increased 229%, or $158,000, as compared to fiscal 2008.

Asia Pacific and rest of the world.  During fiscal 2009, total revenues in Asia Pacific and rest of the world increased 14%, or $467,000, as compared to fiscal 2008. Components of the change in Asia Pacific and rest of the world were as follows:

Instruments.  During fiscal 2009, total revenues from instruments, comprised of chemistry analyzers and hematology instruments, sold in Asia Pacific and rest of the world increased 25%, or $280,000, as compared to fiscal 2008. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in Asia Pacific and rest of the world increased 98%, or $161,000, primarily due to increased sales to various distributors.

(ii) Sales of our VetScan chemistry analyzers in Asia Pacific and rest of the world increased 27%, or $134,000, primarily due to renewed distributor sales in Japan in fiscal 2009.

(iii) Sales of our hematology instruments in Asia Pacific and rest of the world during fiscal 2009 were substantially the same as in fiscal 2008.

Consumables.  During fiscal 2009, total revenues from consumables, comprised of reagent discs, hematology reagent kits, coagulation reagents and canine heartworm rapid tests, sold in Asia Pacific and rest of the world increased 8%, or $175,000, as compared to fiscal 2008. The primary factors of the change were as follows:

(i) Medical reagent discs sales in Asia Pacific and rest of the world during fiscal 2009 were substantially the same as in fiscal 2008.

(ii) Veterinary reagent discs sales in Asia Pacific and rest of the world increased 5%, or $90,000.

(iii) Sales of hematology reagent kits in Asia Pacific and rest of the world increased 56%, or $76,000.

Other products.  During fiscal 2009, total revenues from other products sold in Asia Pacific and rest of the world were substantially the same as in fiscal 2008.

Fiscal 2008 Compared to Fiscal 2007

North America.  During fiscal 2008, total revenues in North America increased 16%, or $11.8 million, as compared to fiscal 2007. Components of the change in North America were as follows:

Instruments.  During fiscal 2008, total revenues from instruments, comprised of chemistry analyzers and hematology instruments, sold in North America increased 5%, or $1.1 million, as compared to fiscal 2007. The primary factors of the change were as follows:

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

(iii) Sales of our hematology instruments in North America increased 19%, or $1.3 million, primarily due to the release of our VetScan HM5 in September 2007.

Consumables.  During fiscal 2008, total revenues from consumables, comprised of reagent discs and hematology reagent kits, sold in North America increased 20%, or $8.7 million, as compared to fiscal 2007. The primary factors of the change were as follows:

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

Europe.  During fiscal 2008, total revenues in Europe increased 30%, or $3.1 million, as compared to fiscal 2007. Components of the change in Europe were as follows:

Instruments.  During fiscal 2008, total revenues from instruments, comprised of chemistry analyzers and hematology instruments, sold in Europe increased 20%, or $796,000, as compared to fiscal 2007. The primary factors of the change were as follows:

(i) Sales of our Piccolo chemistry analyzers in Europe increased 83%, or $642,000, primarily due to increased sales to distributors.

(ii) Sales of our VetScan chemistry analyzers in Europe decreased 4%, or $123,000.

(iii) Sales of our hematology instruments in Europe increased 79%, or $277,000.

Consumables.  During fiscal 2008, total revenues from consumables, comprised of reagent discs and hematology reagent kits, sold in Europe increased 36%, or $2.3 million, as compared to fiscal 2007. The primary factors of the change were as follows:

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

(iii) Sales of our hematology instruments in Asia Pacific and rest of the world decreased 22%, or $134,000. The decrease in hematology instruments was primarily in Japan due to the termination of a distribution arrangement during the first quarter of fiscal 2008.

Consumables.  During fiscal 2008, total revenues from consumables, comprised of reagent discs and hematology reagent kits, sold in Asia Pacific and rest of the world increased 11%, or $208,000, as compared to fiscal 2007. The primary factors of the change were as follows:

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

Segment Results

Fiscal 2009 Compared to Fiscal 2008

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments for fiscal 2009 and 2008 (in thousands, except percentages):

	Year Ended March 31,				Change
		Percent of		Percent of	Increase/	Percent
	2009	Revenues(1)	2008	Revenues(1)	(Decrease)	Change

Revenues:
Medical Market	$24,796	100%	$22,764	100%	$2,032	9%
Percentage of total revenues	23%		23%
Veterinary Market	74,046	100%	71,091	100%	2,955	4%
Percentage of total revenues	70%		71%
Other(2)	6,720		6,696		24	<1%
Percentage of total revenues	7%		6%

Total revenues	105,562		100,551		5,011	5%

Cost of revenues:
Medical Market	12,407	50%	11,340	50%	1,067	9%
Veterinary Market	31,052	42%	31,812	45%	(760)	(2)%
Other(2)	3,478		2,355		1,123	48%

Total cost of revenues	46,937		45,507		1,430	3%

Gross profit:
Medical Market	12,389	50%	11,424	50%	965	8%
Veterinary Market	42,994	58%	39,279	55%	3,715	9%
Other(2)	3,242		4,341		(1,099)	(25)%

Gross profit	$58,625		$55,044		$3,581	7%

(1)	The percentage reported is based on revenues by operating segment.

(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During fiscal 2009, total revenues in the medical market increased 9%, or $2.0 million, as compared to fiscal 2008. Components of the change were as follows:

Instruments.  Total revenues from our Piccolo chemistry analyzers decreased 14%, or $1.4 million, during fiscal 2009, as compared to fiscal 2008. We sold a total of 713 Piccolo chemistry analyzers during fiscal 2009, as compared to 811 Piccolo chemistry analyzers sold during fiscal 2008. The changes in revenues were attributed to (a) a decrease in revenues in North America (excluding the U.S. government) of 32%, or $2.3 million, primarily due to economic conditions and the resulting impact of reduced capital spending at the physician office in the third and fourth quarters of fiscal 2009 and (b) a decrease in revenues in Europe of 12%, or $170,000, primarily due to requirements that we must meet to comply with local regulations of foreign countries and the strength of the U.S. dollar against the Euro currency. The decrease in revenues was partially offset by (a) an increase in Piccolo chemistry analyzers sold to the U.S. government of 71%, or $893,000, primarily due to an increase in the U.S. Military’s needs for these products in the first and third quarters of fiscal 2009, which were not predictable, and (b) an increase in revenues in Asia Pacific and rest of the world of 98%, or $161,000, primarily due to increased sales to various distributors.

Consumables.  Total revenues from reagent discs sold in the medical market increased 30%, or $3.6 million, during fiscal 2009, as compared to fiscal 2008. We sold 1.7 million medical reagent discs during fiscal 2009, as compared to 1.3 million medical reagent discs sold during fiscal 2008. The total increase in revenues from medical reagent discs was primarily attributed to the expanded installed base of our Piccolo chemistry analyzers and was comprised of (a) an increase in revenues in North America (excluding the U.S. government) of 35%, or $3.0 million, and (b) an increase in revenues in Europe of 66%, or $804,000. The increase in revenues in Europe was also attributed to sales to a new distributor in Europe to supply medical reagent discs into local government hospitals in the third quarter of fiscal 2009. The increase in revenues was partially offset by a decrease in medical reagent discs sold to the U.S. government of 11%, or $215,000, primarily due to the U.S. Military’s decreased needs for these products, which were not predictable. Medical reagent discs sales in Asia Pacific and rest of the world during fiscal 2009 were substantially the same as in fiscal 2008.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased 8%, or $965,000, during fiscal 2009, as compared to fiscal 2008. Gross profit percentages for the medical market segment during fiscal 2009 and 2008 were 50%, respectively. In absolute dollars, the increase in gross profit for the medical market segment was primarily due to an increase in the sales volume of medical reagent discs in fiscal 2009, partially offset by a decrease in the sales volume of Piccolo chemistry analyzers in fiscal 2009.

Veterinary Market

Revenues for Veterinary Market Segment

During fiscal 2009, total revenues in the veterinary market increased 4%, or $3.0 million, as compared to fiscal 2008. Components of the change were as follows:

Instruments.  Total revenues from our veterinary instruments sold decreased 2%, or $429,000, during fiscal 2009, as compared to fiscal 2008. We sold a total of 2,426 veterinary instruments, comprising of VetScan chemistry analyzers, hematology instruments and coagulation analyzers, during fiscal 2009, as compared to 2,332 veterinary instruments sold during 2008. The primary factors of the change were as follows:

(i) Sales of our VetScan chemistry analyzers increased 13%, or $1.3 million, comprised of (a) an increase in revenues in North America of 21%, or $1.5 million, primarily due to (1) quality and reliability improvements on our VetScan chemistry analyzers and (2) a shift in our sales and marketing focus to our VetScan chemistry analyzers and reagent discs during fiscal 2009; (b) an increase in revenues in Asia Pacific and rest of the world of 27%, or $134,000, primarily due to renewed distributor sales in Japan. The increase in revenues was partially offset by a decrease in revenues in Europe of 12%, or $334,000, primarily due to currency volatility.

(ii) Sales of our hematology instruments decreased 21%, or $2.0 million, comprised of (a) a decrease in revenues in North America of 22%, or $1.8 million, primarily due to a shift in our sales and marketing focus to our VetScan chemistry analyzers and reagent discs during fiscal 2009, and (b) a decrease in revenues in Europe of 26%, or $163,000. Sales of our hematology instruments in Asia Pacific and rest of the world during fiscal 2009 were substantially the same as in fiscal 2008.

(iii) Sales of our coagulation analyzers during fiscal 2009 were $254,000. In the fourth quarter of fiscal 2009, we launched the release of our VetScan VSpro.

Consumables.  Total revenues from consumables, comprised of reagent discs, hematology reagent kits, coagulation reagents and canine heartworm rapid tests, sold in the veterinary market increased 7%, or $3.6 million, during fiscal 2009, as compared to fiscal 2008. The primary factors of the change were as follows:

(i) Total revenues from reagent discs sold in the veterinary market increased 5%, or $2.3 million, during fiscal 2009, as compared to fiscal 2008. We sold 3.6 million veterinary reagent discs during both fiscal 2009 and fiscal 2008, respectively. The increase in revenues from veterinary reagent discs was primarily attributed to higher average selling prices during fiscal 2009. The increase in revenues was comprised of (a) an increase in revenues in

North America of 5%, or $2.0 million, (b) an increase in revenues in Europe of 3%, or $239,000, and (c) an increase in revenues in Asia Pacific and rest of the world of 5%, or $90,000.

(ii) Total revenues from hematology reagent kits sold in the veterinary market increased 22%, or $834,000, during fiscal 2009, as compared to fiscal 2008. The increase in revenues from hematology reagent kits was attributed to (a) an increase in revenues in North America of 21%, or $722,000, primarily due to an expanded installed base of our hematology instruments, (b) an increase in revenues in Europe of 18%, or $36,000, and (c) an increase in revenues in Asia Pacific and rest of the world of 56%, or $76,000.

(iii) Sales of our canine heartworm rapid tests during fiscal 2009 were $443,000, primarily due to the release of our canine heartworm rapid tests in the fourth quarter of fiscal 2009.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased 9%, or $3.7 million, during fiscal 2009, as compared to fiscal 2008. Gross profit percentages for the veterinary market segment during fiscal 2009 and 2008 were 58% and 55%, respectively. In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) higher average selling prices and lower unit costs on veterinary reagent discs sold during fiscal 2009 and (b) an increase in the sales volume of hematology reagents in fiscal 2009.

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

Consumables.  Total revenues from consumables, comprised of reagent discs sold in the medical market increased 27%, or $2.5 million, during fiscal 2008, as compared to fiscal 2007. We sold 1.3 million medical reagent discs during fiscal 2008, as compared to 1.0 million medical reagent discs sold during fiscal 2007. The total increase in revenues from medical reagent discs was primarily attributed to the expanded installed base of our Piccolo chemistry analyzers and was comprised of (a) an increase in revenues in North America (excluding the U.S. government) of 37%, or $2.3 million; (b) an increase in revenues in Europe of 54%, or $428,000; and (c) an increase in revenues in Asia Pacific and rest of the world of 43%, or $45,000. The increase in revenues was partially offset by a decrease in medical reagent discs sold to the U.S. government of 10%, or $239,000.

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

Veterinary Market

Revenues for Veterinary Market Segment

During fiscal 2008, total revenues in the veterinary market increased 11%, or $7.2 million, as compared to fiscal 2007. Components of the change were as follows:

Instruments.  Total revenues from our veterinary instruments sold decreased 7%, or $1.5 million, during fiscal 2008, as compared to fiscal 2007. We sold a total of 2,332 VetScan chemistry analyzers and hematology instruments during fiscal 2008, as compared to 2,485 veterinary instruments sold during fiscal 2007. The primary factors of the change were as follows:

(i) Sales of our VetScan chemistry analyzers decreased 22%, or $3.0 million, comprised of (a) a decrease in revenues in North America of 22%, or $2.1 million, primarily due to a shift in our sales and marketing focus from an instrument only emphasis to a focus on both instrument and reagent discs as a result of the manufacturing issues that we experienced in previous quarters; (b) a decrease in revenues in Europe of 4%, or $123,000, and (c) a decrease in revenues in Asia Pacific and rest of the world of 60%, or $729,000, primarily in Japan due to the termination of a distribution arrangement during the first quarter of fiscal 2008.

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

Consumables.  Total revenues from consumables, comprised of reagent discs and hematology reagent kits sold in the veterinary market increased 21%, or $8.6 million, during fiscal 2008, as compared to fiscal 2007. The primary factors of the change were as follows:

(i) Total revenues from reagent discs sold in the veterinary market increased 23%, or $8.6 million, during fiscal 2008, as compared to fiscal 2007. We sold 3.6 million veterinary reagent discs during fiscal 2008, as compared to 3.1 million veterinary reagent discs sold during fiscal 2007. The increase in revenues from veterinary reagent discs was primarily attributed to the expanded installed base of our VetScan chemistry analyzers and was comprised of (a) an increase in revenues in North America of 21%, or $6.5 million, (b) an increase in revenues in Europe of 35%, or $1.9 million, and (c) an increase in revenues in Asia Pacific and rest of the world of 15%, or $236,000.

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

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased 13%, or $4.4 million, during fiscal 2008, as compared to fiscal 2007. Gross profit percentages for the veterinary market segment during fiscal 2008 and 2007 were 55%. In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) an increase in veterinary reagent discs sold during fiscal 2008, partially offset by (b) a decrease in VetScan chemistry analyzers sold during fiscal 2008, (c) higher manufacturing costs on the VetScan VS2 chemistry analyzers during fiscal 2008 and (d) the weaker U.S. dollar relative to the Euro currency.

Cost of Revenues

The following sets forth, our cost of revenues for fiscal 2009, 2008 and 2007 (in thousands, except percentages):

	Year Ended March 31,			Change 2008 to 2009		Change 2007 to 2008
				Increase/	Percent	Increase/	Percent
	2009	2008	2007	(Decrease)	Change	(Decrease)	Change

Cost of revenues	$46,937	$45,507	$39,362	$1,430	3%	$6,145	16%
Percentage of total revenues	44%	45%	46%

Cost of revenues includes the costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments, reagent discs, hematology reagent kits, coagulation reagents, canine heartworm rapid tests and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

Fiscal 2009 Compared to Fiscal 2008

Cost of revenues in fiscal 2009 increased by 3%, or $1.4 million, as compared to fiscal 2008, primarily due to the following: an increase in the sales volume of (a) VetScan chemistry analyzers, (b) medical reagent discs and (c) hematology reagent kits during fiscal 2009. The increase in cost of revenues was partially offset by a decrease in the sales volume of (a) Piccolo chemistry analyzers and (b) hematology instruments during fiscal 2009.

Fiscal 2008 Compared to Fiscal 2007

Cost of revenues in fiscal 2008 increased by 16%, or $6.1 million, as compared to fiscal 2007, primarily due to the following: (a) an increase in the sales volume of medical and veterinary reagent discs during fiscal 2008, (b) an increase in costs associated with manufacturing the VetScan VS2 and Piccolo xpress chemistry analyzers during fiscal 2008 and (c) the weaker U.S. dollar relative to the Euro currency during fiscal 2008.

Gross Profit

The following sets forth, our gross profit for fiscal 2009, 2008 and 2007 (in thousands, except percentages):

	Year Ended March 31,			Change 2008 to 2009		Change 2007 to 2008
				Increase/	Percent	Increase/	Percent
	2009	2008	2007	(Decrease)	Change	(Decrease)	Change

Total gross profit	$58,625	$55,044	$46,859	$3,581	7%	$8,185	17%
Total gross margin	56%	55%	54%

Fiscal 2009 Compared to Fiscal 2008

Gross profit in fiscal 2009 increased by 7%, or $3.6 million, as compared to fiscal 2008, primarily due to the following: (a) an increase in the sales volume of medical reagent discs in fiscal 2009, (b) higher average selling prices and lower unit costs on veterinary reagent discs sold during fiscal 2009, and (c) an increase in the sales volume of hematology reagents in fiscal 2009. The increase in gross profit was partially offset by a decrease in the sales volume of Piccolo chemistry analyzers during fiscal 2009.

Fiscal 2008 Compared to Fiscal 2007

Gross profit in fiscal 2008 increased by 17%, or $8.2 million, as compared to fiscal 2007, primarily due to the following: (a) an increase in Piccolo chemistry analyzers and medical reagent discs sold during fiscal 2008, (b) higher average selling prices of Piccolo chemistry analyzers sold during fiscal 2008 and (c) an increase in veterinary reagent discs sold during fiscal 2008. The increase was partially offset by (a) higher manufacturing costs on the VetScan VS2 and Piccolo xpress chemistry analyzers sold during fiscal 2008, (b) a decrease in VetScan chemistry analyzers sold during fiscal 2008 and (c) the weaker U.S. dollar relative to the Euro currency.

Operating Expenses

Research and Development

The following sets forth, our research and development expenses for fiscal 2009, 2008 and 2007 (in thousands, except percentages):

	Year Ended March 31,			Change 2008 to 2009		Change 2007 to 2008
				Increase/	Percent	Increase/	Percent
	2009	2008	2007	(Decrease)	Change	(Decrease)	Change

Research and development	$8,361	$6,966	$6,180	$1,395	20%	$786	13%
Percentage of total revenues	8%	7%	7%

Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and enhancement of existing products.

Fiscal 2009 Compared to Fiscal 2008

Research and development expenses in fiscal 2009 increased by 20%, or $1.4 million, as compared to fiscal 2008. Research and development expenses in fiscal 2009 related primarily to new product development and enhancement of existing products and clinical trials. Research and development expenses are based on the project activities planned and the level of spending depends on budgeted expenditures. The projects primarily relate to new product development in both the medical and veterinary markets and costs related to compliance with FDA regulations and clinical trials. Share-based compensation expense during fiscal 2009 and 2008 was $240,000 and $153,000, respectively.

We anticipate the dollar amount of research and development expenses to increase in fiscal 2010 from fiscal 2009 but remain consistent as a percentage of total revenues, as we complete new products for both the medical and veterinary markets. There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful.

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

Sales and Marketing

The following sets forth, our sales and marketing expenses for fiscal 2009, 2008 and 2007 (in thousands, except percentages):

	Year Ended March 31,			Change 2008 to 2009		Change 2007 to 2008
				Increase/	Percent	Increase/	Percent
	2009	2008	2007	(Decrease)	Change	(Decrease)	Change

Sales and marketing expenses	$24,712	$23,689	$20,569	$1,023	4%	$3,120	15%
Percentage of total revenues	23%	24%	24%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

Fiscal 2009 Compared to Fiscal 2008

Sales and marketing expenses in fiscal 2009 increased by 4%, or $1.0 million, as compared to fiscal 2008. The increase was primarily related to higher personnel-related costs to support the growth in both our medical and veterinary markets. Share-based compensation expense during fiscal 2009 and 2008 was $508,000 and $325,000, respectively.

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

General and Administrative

The following sets forth, our general and administrative expenses for fiscal 2009, 2008 and 2007 (in thousands, except percentages):

	Year Ended March 31,			Change 2008 to 2009		Change 2007 to 2008
				Increase/	Percent	Increase/	Percent
	2009	2008	2007	(Decrease)	Change	(Decrease)	Change

General and administrative expenses	$7,757	$6,681	$5,735	$1,076	16%	$946	16%
Percentage of total revenues	7%	7%	7%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting, human resources and legal.

Fiscal 2009 Compared to Fiscal 2008

General and administrative expenses in fiscal 2009 increased by 16%, or $1.1 million, as compared to fiscal 2008, primarily related to (a) an increase in personnel-related costs, which includes share-based compensation expense and (b) fees and costs related to pursuing strategic opportunities in fiscal 2009. Share-based compensation expense during fiscal 2009 and 2008 was $843,000 and $503,000, respectively.

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

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net for fiscal 2009, 2008 and 2007 (in thousands, except percentages):

	Year Ended March 31,			Change 2008 to 2009		Change 2007 to 2008
				Increase/	Percent	Increase/	Percent
	2009	2008	2007	(Decrease)	Change	(Decrease)	Change

Interest and other income (expense), net	$1,271	$2,096	$1,774	$(825)	(39)%	$322	18%

Interest and other income (expense), net consists primarily of interest earned on cash, cash equivalents, short-term and long-term investments and foreign currency exchange gains and losses.

Fiscal 2009 Compared to Fiscal 2008

Interest and other income (expense), net in fiscal 2009 decreased by 39%, or $825,000. The decrease in interest and other income (expense), net, in fiscal 2009, as compared to fiscal 2008, was primarily attributed to lower interest yields in our investment portfolio during fiscal 2009.

Fiscal 2008 Compared to Fiscal 2007

Interest and other income (expense), net in fiscal 2008 increased by 18%, or $322,000. The increase in interest and other income (expense), net, in fiscal 2008, as compared to fiscal 2007, was primarily attributed to interest income in our investment portfolio resulting from higher average invested balances during fiscal 2008.

Income Tax Provision

The following sets forth, our income tax provision for fiscal 2009, 2008 and 2007 (in thousands, except percentages):

	Year Ended March 31,
	2009	2008	2007

Income tax provision	$7,053	$7,301	$6,076
Effective tax rate	37%	37%	38%

Fiscal 2009 Compared to Fiscal 2008

For fiscal 2009 and fiscal 2008, the income tax provisions were $7.1 million, based on an effective tax rate of 37%, and $7.3 million, based on an effective tax rate of 37%, respectively. During fiscal 2009 and 2008, the effective tax rate included a tax benefit for tax-exempt investments and included a tax benefit for the federal research and development tax credit. During fiscal 2009, the effective tax rate also included a benefit for federal qualified production activities. Our effective tax rate of 37% in fiscal 2009, as compared to our effective tax rate of 37% in fiscal 2008, includes tax benefits from qualified production activities, partially offset by lower tax benefits from tax-exempt investments and from the federal research and development tax credit.

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

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and short-term and long-term investments at March 31, 2009, 2008 and 2007 were as follows (in thousands, except percentages):

	March 31,
	2009	2008	2007

Cash and cash equivalents	$49,237	$17,219	$10,183
Short-term investments	20,776	6,991	35,028
Long-term investments	4,886	35,463	—

Total cash, cash equivalents and investments	$74,899	$59,673	$45,211

Percentage of total assets	53%	49%	44%

Cash Flow Changes

Cash provided by (used in) in fiscal 2009, 2008 and 2007 were as follows (in thousands):

	Year Ended March 31,
	2009	2008	2007

Net cash provided by operating activities	$14,331	$14,966	$11,822
Net cash provided by (used in) investing activities	10,673	(12,557)	(17,701)
Net cash provided by financing activities	7,066	4,627	5,898
Effect of exchange rate changes on cash and cash equivalents	(52)	—	—

Net increase in cash and cash equivalents	$32,018	$7,036	$19

At March 31, 2009, we had net working capital of $101.8 million compared to $52.5 million at March 31, 2008. Cash and cash equivalents at March 31, 2009 were $49.2 million compared to $17.2 million at March 31, 2008. The increase in cash and cash equivalents during fiscal 2009 was primarily due to net cash provided by operating activities of $14.3 million and proceeds from redemptions of investments in auction rate securities of $37.0 million, partially offset by purchases of property and equipment of $2.7 million and intangible assets of $5.0 million during fiscal 2009. For additional information regarding redemptions of investments in auction rate securities during fiscal 2009, see Notes 1 and 3 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

In fiscal 2009, the effect of exchange rate changes on cash and cash equivalents and the net loss of foreign exchange translation were presented in our consolidated statement of cash flows, resulting from the incorporation of our wholly-owned subsidiary, Abaxis Europe GmbH, which maintains foreign currency denominated accounts.

Operating Activities

During fiscal 2009, we generated $14.3 million in cash from operating activities compared to $15.0 million in fiscal 2008. The cash provided by operating activities during fiscal 2009 was primarily the result of net income of $12.0 million during fiscal 2009, adjusted for the effects of non-cash adjustments including depreciation and amortization of $4.5 million, share-based compensation expense of $1.7 million and deferred income taxes of $4.8 million, partially offset by a decrease of $6.7 million related to excess tax benefits from share-based awards.

Other changes in operating activities during fiscal 2009 were as follows:

(i) Net trade receivables increased by $1.1 million, from $20.9 million at March 31, 2008 to $22.0 million as of March 31, 2009, primarily due to slower collections and extended payment terms.

(ii) Net inventories decreased by $3.0 million, from $18.7 million at March 31, 2008 to $15.7 million as of March 31, 2009, primarily due to improvements in the quality of the parts from suppliers.

(iii) Prepaid expenses increased by $530,000, from $427,000 at March 31, 2008 to $957,000 as of March 31, 2009.

(iv) Current net deferred tax asset increased by $2.3 million, from $2.4 million at March 31, 2008 to $4.7 million as of March 31, 2009, primarily as a result of an increase in the amount of federal research and development tax credits carryovers classified as current deferred tax assets.

(v) Non-current net deferred tax asset decreased by $1.4 million, from $3.9 million at March 31, 2008 to $2.5 million as of March 31, 2009, primarily as a result of an increase in the amount of federal research and development tax credits carryovers classified as current deferred tax assets.

(vi) Accounts payable decreased by $2.4 million, from $6.4 million at March 31, 2008 to $4.0 million as of March 31, 2009, primarily due to the timing and payment of services and inventory purchases.

(vii) Accrued payroll and related expenses decreased by $579,000, from $4.3 million at March 31, 2008 to $3.7 million as of March 31, 2009, primarily due to a decrease in accrued bonus as of March 31, 2009 because the Company did not achieve the established quarterly net sales and quarterly pre-tax income goals during the fourth quarter of fiscal 2009.

(viii) Total deferred revenue increased by $621,000, resulting from an increase in the current portion of deferred revenue of $217,000, from $807,000 at March 31, 2008 to $1.0 million as of March 31, 2009, and an increase in the non-current portion of deferred revenue of $404,000, from $1.1 million at March 31, 2008 to $1.6 million as of March 31, 2009, primarily due to an increase in maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products, for which revenue is deferred and recognized ratably over the life of the maintenance contract.

(ix) Total warranty reserves increased by $349,000, resulting from an increase in the current portion of warranty reserves of $495,000, from $1.2 million at March 31, 2008 to $1.7 million as of March 31, 2009, partially offset by a decrease in the non-current portion of warranty reserves of $146,000, from $729,000 at March 31, 2008 to $583,000 as of March 31, 2009. The net change in warranty reserves is based on (a) the number of instruments in standard warranty and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs.

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

Investing Activities

Net cash provided by investing activities during fiscal 2009 totaled $10.7 million. Changes in investing activities were as follows:

Investments.  Cash provided by proceeds from (a) maturities of certificates of deposits and municipal bonds totaled $14.3 million and (b) redemptions of auction rate securities totaled $37.0 million during fiscal 2009. For a discussion regarding the redemption of our auction rate securities, see Notes 1 and 3 of the Notes to Consolidated Financial Statements. Cash used to purchase held-to-maturity investments, consisting of certificate of deposits and corporate bonds, totaled $33.0 million during fiscal 2009.

Property and Equipment.  Cash used to purchase property and equipment totaled $2.7 million during fiscal 2009, primarily to support (a) new product introduction and (b) more efficient production lines. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.

Intangible Assets.  Cash used to purchase intangible assets totaled $5.0 million during fiscal 2009, primarily related to a license agreement entered into with Inverness Medical Switzerland GmbH, to license co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics.

Financing Activities

Net cash provided by financing activities during fiscal 2009 totaled $7.1 million, primarily consisting of $6.7 million related to excess tax benefits from share-based awards and $636,000 related to proceeds from stock options exercised, partially offset by the payment of income withholding taxes of $281,000 due upon vesting of restricted stock units.

Contractual Obligations

As of March 31, 2009, our contractual obligations for succeeding years is as follows (in thousands):

	Payments Due by Period
		Due in Fiscal
	Total	2010	2011	2012	2013	2014	Thereafter

Operating leases	$2,672	$1,363	$1,112	$166	$31	$—	$—

Operating Leases.  Operating lease obligations were comprised of our principal facility and various leased facilities and office equipment under operating lease agreements, which expire on various dates through fiscal 2013.

Purchase Commitments.  In November 2003, we entered into an original equipment manufacturing (“OEM”) agreement with Diatron Messtechnik GmbH (“Diatron”) of Austria to purchase Diatron hematology instruments. The Diatron hematology instruments are currently supplied by Diatron Medical Instruments PLC. Under the terms of the original OEM agreement, we committed to purchase a minimum number of hematology instruments from Diatron once the product was qualified for sale, which occurred in May 2004. Following a prior amendment, in February 2008, the terms of the OEM agreement, with respect to the purchase commitments, were revised. Under the amended OEM agreement, we committed to purchase a minimum number of hematology instruments through fiscal 2009. In August 2008, we entered into a purchase order with scheduled shipping terms through January 2009 for the remaining number of hematology instruments to be purchased under the amended OEM agreement. Since August 2008, we have operated entirely on a purchase order basis with Diatron.

In October 2008, we entered into an OEM agreement with Scandinavian Micro Biodevices APS (“SMB”) of Denmark to purchase coagulation analyzers and coagulation reagents. In the fourth quarter of fiscal 2009, we started marketing the products and, upon achievement of certain milestones by SMB outlined in the agreement, we will be subject to the minimum purchase commitments under the OEM agreement.

Patent Licensing Agreement.  Effective January 2009, we entered into a license agreement with Inverness Medical Switzerland GmbH (“Inverness”). Under our agreement, we licensed co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace. The license agreement provides that Inverness shall not grant any future rights to any third parties under its current lateral flow patent rights in the animal health diagnostics field in the professional marketplace. The license agreement enables us to develop and market products under rights from Inverness to address animal health and laboratory animal research markets.

In exchange for the license rights, we (i) paid an up-front license fee of $5.0 million to Inverness in January 2009, (ii) agreed to pay royalties during the term of the agreement, based solely on sales of products in a jurisdiction country covered by valid and unexpired claims in that jurisdiction under the licensed Inverness patent rights, and (iii) agreed to pay a yearly minimum license fee of between $500,000 to $1.0 million per year, which fee will be creditable against any royalties due during such calendar year. The royalties, if any, are payable through the date of the expiration of the last valid patent licensed under the agreement that includes at least one claim in a jurisdiction covering products we sell in that jurisdiction. The yearly minimum fees are payable starting in fiscal 2011 for so long as we desire to maintain exclusivity under the agreement.

Line of Credit.  We have a line of credit with Comerica Bank-California which provides for borrowings of up to $2.0 million. The line of credit may be terminated upon notification by either party and any outstanding balance is payable upon demand. At March 31, 2009, there was no amount outstanding under our line of credit. The terms and conditions with respect to our loan covenants are set forth in Note 8 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS No. 157-3”). FSP FAS No. 157-3 clarifies the application of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 became effective upon issuance, including with respect to prior periods for which financial statements have not been issued. The adoption of FSP FAS No. 157-3 did not have a material impact on our consolidated financial position or results of operations during fiscal 2009.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends SFAS No. 142, “Goodwill and Other Intangible Assets,” to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. We are currently in the process of evaluating the impact of adopting this pronouncement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is intended to enable investors to better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS No. 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is effective for us on April 1, 2009. We do not expect that the adoption of SFAS No. 161 will have an impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141(R) is effective for us on April 1, 2009. We will assess the impact of SFAS No. 141(R) if and when future acquisitions occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for us on April 1, 2009. We do not expect that the adoption of SFAS No. 160 will have an impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). Unrealized gains and losses on instruments for which the fair value option has been elected are reported in earnings at each subsequent reporting period. SFAS No. 159 is applied prospectively upon adoption. We adopted SFAS No. 159 effective April 1, 2008. To date, we have not elected the fair value option for any of our financial assets or financial liabilities.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments and line of credit.

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. At March 31, 2009, our short-term investments totaled $20.8 million, consisting of certificates of deposits and our long-term investments totaled $4.9 million, consisting of certificates of deposits and corporate bonds.

Historically, our investment portfolio had included auction rate securities, which became illiquid as a result of the negative condition in the global credit markets. In September 2008, the bank where our auction rate securities were held, reached agreements with the Financial Industry Regulatory Authority, the State of Michigan Attorney General and the Michigan Office of Financial and Insurance Regulation regarding the repurchase of auction rate securities. In October 2008, we received a commitment from our bank to repurchase all of our remaining auction rate securities, which repurchases were completed in the third quarter of fiscal 2009. During fiscal 2009, we redeemed $37.0 million of our auction rate securities at 100% of par value. As of March 31, 2009, we no longer hold any auction rate securities.

We have the ability to hold the certificates of deposits and corporate bonds in our investment portfolio at March 31, 2009 until maturity and therefore, we believe we have no material exposure to interest rate risk. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at March 31, 2009 indicated that such market movement would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during either fiscal 2009 or fiscal 2008.

For our line of credit, which provides for borrowings of up to $2.0 million, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 3.00% at March 31, 2009. Consequently, an increase in the prime rate would expose us to higher interest expenses. A sensitivity analysis assuming a hypothetical 10% movement in the prime rate applied to our line of credit balance at March 31, 2009 indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no amount outstanding on our line of credit at March 31, 2009.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments. In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”

Foreign Currency Rate Fluctuations

We operate primarily in the United States and a majority of our revenues, cost of revenues, operating expenses and capital purchasing activities for fiscal 2009 were transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations on the hematology instruments and hematology reagent kits purchased from Diatron Medical Instruments PLC., which are primarily denominated in Euros.

In the first quarter of fiscal 2009, operations from our sales office in Darmstadt, Germany were stated in Euros and translated into U.S. dollars at the period-end exchange rates. In July 2008, the Germany sales office was incorporated as our wholly-owned subsidiary, Abaxis Europe GmbH, to market, promote and distribute diagnostic systems for medical and veterinary uses. Abaxis Europe GmbH’s functional currency is in U.S. dollars. Foreign currency transactions of the our subsidiary are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency resulted in foreign currency gains and losses, which were included in “Interest and other income (expense), net” on the Consolidated Statements of Operations.

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

ABAXIS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Abaxis, Inc.

We have audited the accompanying consolidated balance sheets of Abaxis, Inc. and its subsidiary (“the Company”) as of March 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2009. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abaxis, Inc. and its subsidiary as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 12, 2009 expressed an unqualified opinion thereon.

/s/  Burr, Pilger & Mayer LLP

San Jose, California
June 12, 2009

ABAXIS, INC.

CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$49,237	$17,219
Short-term investments	20,776	6,991
Trade receivables (net of allowances of $388 and $272 in 2009 and 2008, respectively)	21,983	20,873
Inventories	15,735	18,657
Prepaid expenses	957	427
Net deferred tax asset, current	4,676	2,426

Total current assets	113,364	66,593
Long-term investments	4,886	35,463
Property and equipment, net	14,798	14,599
Intangible assets, net	5,175	375
Other assets	24	5
Net deferred tax asset, non-current	2,464	3,868

Total assets	$140,711	$120,903

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,963	$6,421
Accrued payroll and related expenses	3,698	4,277
Other accrued liabilities	1,150	1,369
Deferred revenue	1,024	807
Warranty reserve	1,714	1,219

Total current liabilities	11,549	14,093

Non-current liabilities:
Deferred rent	137	286
Deferred revenue	1,550	1,146
Warranty reserve	583	729

Total non-current liabilities	2,270	2,161

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding in 2009 and 2008	—	—
Common stock, no par value: 35,000,000 shares authorized; 21,933,000 and 21,706,000 shares issued and outstanding in 2009 and 2008, respectively	117,846	109,031
Retained earnings (accumulated deficit)	9,046	(2,967)
Accumulated other comprehensive loss	—	(1,415)

Total shareholders’ equity	126,892	104,649

Total liabilities and shareholders’ equity	$140,711	$120,903

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended March 31,
	2009	2008	2007
	(In thousands, except per share data)

Revenues	$105,562	$100,551	$86,221
Cost of revenues	46,937	45,507	39,362

Gross profit	58,625	55,044	46,859

Operating expenses:
Research and development	8,361	6,966	6,180
Sales and marketing	24,712	23,689	20,569
General and administrative	7,757	6,681	5,735

Total operating expenses	40,830	37,336	32,484

Income from operations	17,795	17,708	14,375
Interest and other income (expense), net	1,271	2,096	1,774

Income before income tax provision	19,066	19,804	16,149
Income tax provision	7,053	7,301	6,076

Net income	$12,013	$12,503	$10,073

Net income per share:
Basic net income per share	$0.55	$0.58	$0.49

Diluted net income per share	$0.54	$0.56	$0.46

Shares used in the calculation of net income per share:
Weighted average common shares outstanding — basic	21,826	21,499	20,643

Weighted average common shares outstanding — diluted	22,324	22,261	21,846

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND COMPREHENSIVE INCOME

			Retained	Accumulated
			Earnings	Other	Total
	Common Stock		(Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Deficit)	Income (Loss)	Equity	Income
	(In thousands, except share data)

Balances at March 31, 2006	20,135,000	$96,506	$(25,543)	$75	$71,038
Common stock issued for employee benefit plans	3,000	66	—	—	66
Common stock issued under stock option exercises	931,000	4,506	—	—	4,506
Issuance of common stock upon exercise of warrants	138,000	823	—	—	823
Share-based compensation	—	812	—	—	812
Excess tax benefits from share-based awards	—	569	—	—	569
Components of comprehensive income:
Net income	—	—	10,073	—	10,073	$10,073
Change in unrealized gain (loss) on investments, net of tax	—	—	—	(75)	(75)	(75)

Comprehensive income	—	—	—	—	—	$9,998

Balances at March 31, 2007	21,207,000	103,282	(15,470)	—	87,812
Common stock issued under stock option exercises	483,000	3,128	—	—	3,128
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	16,000	(110)	—	—	(110)
Share-based compensation	—	1,122	—	—	1,122
Excess tax benefits from share-based awards	—	1,609	—	—	1,609
Components of comprehensive income:
Net income	—	—	12,503	—	12,503	$12,503
Change in unrealized gain (loss) on investments, net of tax	—	—	—	(1,415)	(1,415)	(1,415)

Comprehensive income	—	—	—	—	—	$11,088

Balances at March 31, 2008	21,706,000	109,031	(2,967)	(1,415)	104,649
Common stock issued under stock option exercises	194,000	636	—	—	636
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	33,000	(281)	—	—	(281)
Share-based compensation	—	1,749	—	—	1,749
Excess tax benefits from share-based awards	—	6,711	—	—	6,711
Components of comprehensive income:
Net income	—	—	12,013	—	12,013	$12,013
Change in unrealized gain (loss) on investments, net of tax	—	—	—	1,415	1,415	1,415

Comprehensive income	—	—	—	—	—	$13,428

Balances at March 31, 2009	21,933,000	$117,846	$9,046	$—	$126,892

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income	$12,013	$12,503	$10,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,492	3,497	2,685
Loss on disposal of property and equipment	16	2	37
Loss on foreign exchange translation	137	—	—
Share-based compensation expense	1,743	1,108	799
Excess tax benefits from share-based awards	(6,711)	(1,609)	(569)
Provision for deferred income taxes	4,813	6,400	5,178
Common stock issued for employee benefit plans	—	—	66
Changes in assets and liabilities:
Trade receivables, net	(1,221)	(3,944)	(2,291)
Inventories	1,051	(5,572)	(6,755)
Prepaid expenses	(295)	894	(306)
Other assets	(21)	33	42
Accounts payable	(2,440)	(84)	1,891
Accrued payroll and related expenses	(576)	447	(60)
Other accrued liabilities	509	503	464
Deferred rent	(149)	(105)	(87)
Deferred revenue	621	(208)	284
Warranty reserve	349	1,101	375
Other long-term liabilities	—	—	(4)

Net cash provided by operating activities	14,331	14,966	11,822

Cash flows from investing activities:
Purchases of available-for-sale investments	—	(20,575)	(67,483)
Purchases of held-to-maturity investments	(32,950)	(21,167)	(25,868)
Proceeds from maturities of available-for-sale investments	36,975	—	71,330
Proceeds from maturities of held-to-maturity investments	14,279	32,804	7,240
Purchases of property and equipment	(2,651)	(3,619)	(2,920)
Proceeds from disposal of property and equipment	20	—	—
Purchase of intangible assets	(5,000)	—	—

Net cash provided by (used in) investing activities	10,673	(12,557)	(17,701)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans, net	355	3,018	4,506
Proceeds from exercise of warrants	—	—	823
Excess tax benefits from share-based awards	6,711	1,609	569

Net cash provided by financing activities	7,066	4,627	5,898

Effect of exchange rate changes on cash and cash equivalents	(52)	—	—

Net increase in cash and cash equivalents	32,018	7,036	19
Cash and cash equivalents at beginning of year	17,219	10,183	10,164

Cash and cash equivalents at end of year	$49,237	$17,219	$10,183

Supplemental disclosure of cash flow information:
Cash paid for interest	$7	$4	$15

Cash paid for income taxes, net of refunds	$1,491	$319	$503

Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$1,415	$(1,415)	$(75)

Transfers of equipment between inventory and property and equipment	$1,877	$1,742	$2,351

Change in capitalized share-based compensation	$6	$14	$13

Common stock withheld for employee taxes in connection with share-based compensation	$281	$110	$—

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2009, 2008 AND 2007

NOTE 1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business.  Abaxis, Inc. (the “Company”), incorporated in California in 1989, develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.

On July 1, 2008, the Company’s sales office in Darmstadt, Germany was incorporated as Abaxis Europe GmbH to market, promote and distribute diagnostic systems for medical and veterinary uses. Abaxis Europe GmbH, a wholly-owned subsidiary of the Company, was formed to provide customer support in a timely manner in response to the growing and increasingly diverse services needs of customers in the European market.

Principles of Consolidation.  The accompanying consolidated financial statements as of and for the fiscal year ended March 31, 2009 include the accounts of the Company and its wholly-owned subsidiary, Abaxis Europe GmbH. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates in Preparation of Financial Statements.  The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include allowance for doubtful accounts, fair values of investments, sales and other allowances, valuation of inventory, fair values of purchased intangible assets, useful lives of intangible assets, income taxes, valuation allowance for deferred tax assets, share-based compensation and warranty reserves. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results that the Company experiences may differ materially from these estimates.

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

Reclassification.  Certain amounts in the fiscal years ended March 31, 2008 and 2007 financial statements have been reclassified to conform to the fiscal year ended March 31, 2009 presentation. These reclassifications did not result in any change in previously reported net income, total assets or shareholders’ equity.

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

At March 31, 2009, the Company’s short-term investments totaled $20.8 million, consisting of certificates of deposits, and long-term investments totaled $4.9 million, consisting of certificates of deposits and corporate bonds.

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2008, the Company’s short-term investments totaled $7.0 million, consisting of certificates of deposits and municipal bonds. At March 31, 2008, the Company’s fair value of long-term investments were $35.5 million, consisting of auction rate securities. At March 31, 2008, the Company’s auction rate securities that were not liquid were classified as long-term investments. Beginning in February 2008, since several auctions related to its auction rate securities failed, the Company determined that its auction rate securities were not liquid. At March 31, 2008, the Company held $37.0 million par value of long-term investments in auction rate securities that were structured to periodically reset through auctions ranging from seven to 28 days. As of March 31, 2008, $31.0 million par value of the Company’s auction rate securities were collateralized by municipal bonds and the remaining $6.0 million par value of the Company’s auction rate securities were collateralized by a variety of securities including real estate income trust, preferred stock, convertible preferred stock, high yield bonds, high dividend equities or other stock. These investments in auction rate securities were rated AAA and the Company continued to earn interest on its auction rate securities at the contractual rate.

In September 2008, the Company’s bank where its auction rate securities were held, reached agreements with the Financial Industry Regulatory Authority, the State of Michigan Attorney General and the Michigan Office of Financial and Insurance Regulation regarding the repurchase of auction rate securities. In October 2008, the Company received a commitment from its bank to repurchase all of its remaining auction rate securities, which repurchases were completed in the third quarter of fiscal 2009. During fiscal 2009 the Company redeemed $37.0 million of its auction rate securities at 100% of par value by the issuer of the auction rate securities and in fiscal 2009, the Company adjusted unrealized loss of $1.4 million, net of related income taxes, that was recorded in other comprehensive income in fiscal 2008. Such adjustment in fiscal 2009 did not affect net income for the applicable accounting period.

Interest and realized gains and losses from investments are included in interest income, computed using the specific identification cost method. The Company assesses whether an other-than-temporary impairment loss on the investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are considered other-than-temporary, if any, are recorded as charges in the Consolidated Statements of Operations. The Company did not recognize any impairment loss on investments during fiscal 2009, 2008 or 2007.

Concentration of Credit Risk.  Financial instruments that potentially subject the Company to a concentration of credit risk consist primarily of cash, cash equivalents, investments and trade receivables. Cash, cash equivalents and investments are placed with high quality financial institutions and are regularly monitored by management.

The Company sells its products to distributors and direct customers located primarily in Europe, Japan and North America. The Company monitors the credit status of its distributors and direct customers on an ongoing basis and generally does not require its customers to provide collateral for purchases on credit. Collection of trade receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact the Company’s overall credit risk. At March 31, 2009 and 2008, one distributor accounted for 16% and 14%, respectively, of trade receivables.

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

Fair Value of Financial Instruments.  Financial instruments include cash, cash equivalents, investments, trade receivables, accounts payable and certain other accrued liabilities. The fair value of cash, cash equivalents, trade receivables, accounts payable and certain other accrued liabilities are valued at their carrying value, which approximates fair value due to their short maturities.

The fair values of cash, cash equivalents and investments are assessed using guidance from SFAS No. 157, “Fair Value Measurements,” based on the observability of the inputs used in the valuation of such assets and

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities, and are ranked according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities carried at fair value will be classified and disclosed in one of the following three categories:

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

Inventories.  Inventories include material, labor and overhead, and are stated at the lower of standard cost (which approximates actual cost using the first-in, first-out method) or market. Provisions for excess, obsolete and unusable inventories are made after management’s evaluation of future demand and market conditions.

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

Construction in progress primarily consists of purchased material used in the development of production lines. The Company did not capitalize interest on constructed assets during fiscal 2009 or 2008, due to immateriality.

Valuation of Long-Lived Assets.  The carrying value of the Company’s long-lived assets, such as property and equipment and amortized intangible assets, are reviewed for impairment, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company looks to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value. The Company recognized no impairment charges on long-lived assets in fiscal 2009, 2008 or 2007.

Intangible Assets.  Intangible assets, consisting of purchased patents and licenses, are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful life of ten years.

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

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Fixed or determinable sales price: When the sales price is fixed or determinable that amount is recognized as revenue.

•	Collection is reasonably assured: Collection is deemed probable if a customer is expected to be able to pay amounts under the arrangement as those amounts become due. Revenue is recognized when the resulting receivable is reasonably assured.

The Company provides incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of its instruments. Revenues from such sales are allocated separately to the instruments and incentives based on the relative fair value of each element. Revenues allocated to incentives are deferred until the goods are shipped to the customer or recognized ratably over the life of the maintenance contract.

The Company periodically offers trade-in programs to customers for trading in an existing instrument to purchase a new instrument and either provides incentives in the form of free goods or reduce the sales price of the instrument. These incentives are recorded according to the policies described above.

Revenues associated with extended maintenance agreements are recognized ratably over the life of the contract. Amounts collected in advance of revenue recognition are recorded as a current or non-current liability based on the time from the balance sheet date to the future date of revenue recognition.

Distributor and Customer Rebates.  The Company periodically offers distributor pricing rebates to distributors upon meeting the sales volume requirements during a qualifying period. The distributor pricing rebates are recorded as a reduction to gross revenues during a qualifying period. The Company also periodically offers rebate programs to distributors or customers who purchase certain products or instruments during a promotional period. Cash rebates are recorded as a reduction to gross revenues.

Shipping and Handling.  In accordance with Emerging Issues Task Force (“EITF”) Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” amounts billed to a customer in a sale transaction related to shipping and handling are classified as revenue. Additionally, the cost of shipping products to customers is included in cost of revenues.

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

Advertising Expenses.  Costs of advertising, which are recognized as sales and marketing expenses, are generally expensed in the period incurred. Advertising expenses for fiscal 2009, 2008 and 2007 were $1.8 million, $2.2 million and $2.9 million, respectively.

Income Taxes.  The Company accounts for income taxes using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts to be recovered.

Effective April 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board (the “FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the consolidated financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition,

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company’s policy to include interest and penalties related to gross unrecognized tax benefits within its provision for income taxes did not change despite the adoption of FIN 48.

Share-Based Compensation Expense.  Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”) using the modified prospective method. Under the fair value provisions of SFAS No. 123(R), the Company recognizes share-based compensation expense, net of an estimated forfeiture rate, for those shares over the requisite service period of the award to employees and directors.

The Company did not grant stock options during fiscal 2009, 2008 or 2007. For stock options granted prior to March 31, 2006, the Company uses the Black-Scholes option pricing model to determine the fair value. Determining the appropriate fair value model and calculating the fair value of share-based awards require highly subjective assumptions, as described below.

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

For restricted stock units, the assumptions to calculate compensation expense are based on the fair value of the Company’s stock at the grant date.

As required by SFAS No. 123(R), employee share-based compensation expense recognized is calculated over the requisite service period and reduced for estimated forfeitures. The forfeiture rate is estimated based on historical data of the Company’s share-based awards that are granted and cancelled prior to vesting and upon historical experience of employee turnover.

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

Comprehensive Income.  In accordance with SFAS No. 130, “Reporting Comprehensive Income,” all changes in equity during a period, resulting from net income and transactions from non-owner sources, are reported in a financial statement for the period in which they are recognized. Comprehensive income consists of net income and the net-of-tax amounts for unrealized gain (loss) on available-for-sale investments (difference between the cost and fair market value). Comprehensive income and its components are reported in the Consolidated Statement of Shareholders’ Equity and Comprehensive Income.

Foreign Currency Translations.  In July 2008, the Company’s sales office in Darmstadt, Germany was incorporated as Abaxis Europe GmbH, a wholly-owned subsidiary of the Company. The Company’s functional currency is the U.S. dollar for its international subsidiary. Foreign currency transactions of the Company’s subsidiary are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency resulted in foreign currency gains and losses,

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which were included in “Interest and other income (expense), net” on the Consolidated Statements of Operations and were insignificant for fiscal 2009. Prior to July 2008, operations from the Company’s Germany sales office were stated in Euros and translated into U.S. dollars at the period-end exchange rates and foreign exchange translations were insignificant for fiscal 2008 and 2007. The effect of exchange rate changes on cash and cash equivalents was insignificant for fiscal 2009, 2008 and 2007.

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position (“FSP”) FAS No. 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP FAS No. 157-3”). FSP FAS No. 157-3 clarifies the application of Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 became effective upon issuance, including with respect to prior periods for which financial statements have not been issued. The Company’s adoption of FSP FAS No. 157-3 did not have a material impact on its consolidated financial position or results of operations during fiscal 2009.

In April 2008, the FASB issued FSP FAS No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP FAS No. 142-3”). FSP FAS No. 142-3 amends SFAS No. 142, “Goodwill and Other Intangible Assets,” to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. The Company is currently in the process of evaluating the impact of adopting this pronouncement.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is intended to enable investors to better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS No. 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 is effective for the Company on April 1, 2009. The Company does not expect that the adoption of SFAS No. 161 will have an impact on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) will change how business acquisitions are accounted for and will impact financial statements both on the acquisition date and in subsequent periods. SFAS No. 141(R) is effective for the Company on April 1, 2009. The Company will assess the impact of SFAS No. 141(R) if and when future acquisitions occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”), which establishes new accounting and reporting standards for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 is effective for the Company on April 1, 2009. The Company does not expect that the adoption of SFAS No. 160 will have an impact on its consolidated financial statements.

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

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 2.	INVESTMENTS

The following table summarizes short-term and long-term investments by major security type at March 31, 2009 and 2008 (in thousands):

	March 31, 2009
	Cost or
	Amortized	Gross Unrealized	Fair
	Cost	Gain (Loss)	Value

Short-term investments
Held-to-maturity:
Certificates of deposits	$20,776	$—	$20,776

Total short-term investments in held-to-maturity	$20,776	$—	$20,776

Long-term investments
Held-to-maturity:
Certificates of deposits	$2,376	$—	$2,376
Corporate bonds	2,510		2,510

Total long-term investments in held-to-maturity	$4,886	$—	$4,886

	March 31, 2008
	Cost or
	Amortized	Gross Unrealized	Fair
	Cost	Gain (Loss)	Value

Short-term investments
Held-to-maturity:
Certificates of deposits	$2,974	$—	$2,974
Municipal bonds	4,017	—	4,017

Total short-term investments in held-to-maturity	$6,991	$—	$6,991

Long-term investments
Available-for-sale:
Auction rate securities	$36,975	$(1,512)	$35,463

Total long-term investments in available-for-sale	$36,975	$(1,512)	$35,463

As of March 31, 2009 and 2008, unrealized gain (loss) on investments, net of related income taxes, were $0 and ($1.4 million), respectively.

The contractual maturities of short-term and long-term investments as of March 31, 2009, are as follows (in thousands):

March 31, 2009	Fair Value

Due in less than one year (fiscal year 2010)	$20,776
Due in 1 to 2 years (fiscal year 2011)	4,886

$25,662

At March 31, 2008, the contractual maturities for certificate of deposits and municipal bonds were less than one year. The Company’s auction rate securities were classified as long-term investments at March 31, 2008 even though the stated maturity dates may be less than one year from the balance sheet date. The Company determined

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that its auction rate securities were not liquid at March 31, 2008 since several auctions related to its auction rate securities failed. For a discussion regarding the redemption of the Company’s auction rate securities during fiscal 2009, see Notes 1 and 3.

NOTE 3.	FAIR VALUE MEASUREMENTS

On April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial assets and financial liabilities. In February 2008, the FASB issued FSP FAS No. 157-2 “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Company’s financial position, cash flows or results of operations.

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of March 31, 2009 (in thousands):

	As of March 31, 2009
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
Assets	Level 1	Level 2	Level 3	Total

Cash and cash equivalents(1)	$49,237	$—	$—	$49,237
Short-term investments:
Certificates of deposits	20,776	—	—	20,776
Long-term investments:
Certificates of deposits	2,376	—	—	2,376
Corporate bonds	2,510	—	—	2,510

Total assets at fair value	$74,899	$—	$—	$74,899

(1)	Cash and cash equivalents as of March 31, 2009 consisted of $18.8 million in cash and $30.4 million in cash equivalents, consisting of money market mutual funds.

The fair value of the Company’s Level 1 financial assets is based on quoted market prices of the underlying security. As of March 31, 2009, the Company did not have any Level 2 or 3 financial assets or liabilities.

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At April 1, 2008, the Company had Level 3 financial assets comprised of auction rate securities. At March 31, 2008, the par value of the Company’s investments in auction rate securities totaled $37.0 million and the fair value of these auction rate securities was $35.5 million. In September 2008, the Company’s bank where its auction rate securities were held, reached agreements with the Financial Industry Regulatory Authority, the State of Michigan Attorney General and the Michigan Office of Financial and Insurance Regulation regarding the repurchase of auction rate securities. In October 2008, the Company received a commitment from its bank to repurchase all of its remaining auction rate securities, which repurchases were completed in the third quarter of fiscal 2009. During the fiscal year ended March 31, 2009, the Company redeemed $37.0 million of its auction rate securities at 100% of par value by the issuer of the auction rate securities.

The following table summarizes the changes in the beginning and ending balances in the carrying value associated with Level 3 financial assets for the fiscal year ended March 31, 2009 (in thousands):

Auction Rate
Securities

Balance at April 1, 2008	$35,463
Redemptions during the period	(36,975)
Transfers	—
Total gain or loss (realized or unrealized):
Included in earnings (loss)	—
Included in other comprehensive income (loss)	1,512

Balance at March 31, 2009	$—

NOTE 4.	INVENTORIES

Components of inventories at March 31, 2009 and 2008 were as follows (in thousands):

	March 31,
	2009	2008

Raw materials	$8,539	$9,067
Work-in-process	2,592	4,315
Finished goods	4,604	5,275

Inventories	$15,735	$18,657

NOTE 5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at March 31, 2009 and 2008 consisted of the following (in thousands):

	March 31,
	2009	2008

Machinery and equipment	$22,223	$19,197
Furniture and fixtures	1,621	1,446
Computer equipment	2,353	1,937
Leasehold improvements	6,195	6,179
Construction in progress	3,376	3,001

	35,768	31,760
Accumulated depreciation and amortization	(20,970)	(17,161)

Property and equipment, net	$14,798	$14,599

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Depreciation and amortization expense for property and equipment amounted to $4.3 million, $3.4 million and $2.6 million in fiscal 2009, 2008 and 2007, respectively.

NOTE 6.	INTANGIBLE ASSETS, NET

Intangible assets, net, at March 31, 2009 and 2008 consisted of the following (in thousands):

		Accumulated	Net Book
	Cost	Amortization	Value

Balance, March 31, 2009
Licenses	$5,000	$125	$4,875
Patents	750	450	300

Total purchased intangible assets	$5,750	$575	$5,175

Balance, March 31, 2008
Patents	$750	$375	$375

Total purchased intangible assets	$750	$375	$375

In January 2009, the Company entered into a license agreement with Inverness Medical Switzerland GmbH (“Inverness”), pursuant to which the Company licensed co-exclusively certain worldwide patent rights. The Company paid a $5.0 million up-front license fee to Inverness in January 2009, which was recorded as an intangible asset on the balance sheet. See Note 9 for additional information on the Company’s patent license agreement with Inverness.

Amortization expense for intangible assets, included in cost of revenues, amounted to $200,000, $75,000 and $75,000 in fiscal 2009, 2008 and 2007, respectively. Based on the Company’s intangible assets subject to amortization as of March 31, 2009, the estimated amortization expense for succeeding years is as follows (in thousands):

	Estimated Future Annual Amortization Expense
		Fiscal Year Ending March 31,
	Total	2010	2011	2012	2013	2014	Thereafter

Amortization expense	$5,175	$575	$575	$575	$575	$500	$2,375

NOTE 7.	WARRANTY RESERVES

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

Instruments.  The Company’s standard warranty obligation on instruments ranges from two to three years. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The estimated accrual for warranty exposure is based on historical experience, estimated product failure rates, material usage, freight incurred in repairing the instrument after failure and known design changes.

Reagent Discs.  Beginning on July 1, 2007, the Company records a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. Prior to July 1, 2007, the Company recorded a provision for defective reagent discs as part of sales allowances since the Company primarily issued a credit to customers for defective reagent discs. Starting on July 1, 2007, the provision

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for defective reagent discs is recorded as part of warranty reserves, since the Company replaces defective reagent discs rather than issue a credit to customers. The change did not have a material impact on the Company’s financial statements. For fiscal 2009 and 2008, the provision for warranty expense related to replacement of defective reagent discs was $425,000 and $507,000, respectively. The balance of accrued warranty reserve related to replacement of defective reagent discs at March 31, 2009 and 2008 was $450,000 and $418,000, respectively, which was classified as a current liability on the balance sheet.

The Company evaluates its estimates for warranty reserves on an ongoing basis and believes it has the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in the Company’s warranty reserve accrual in the period in which the change was identified.

The change in the Company’s accrued warranty reserve during fiscal 2009, 2008 and 2007 is summarized as follows (in thousands):

	Year Ended March 31,
	2009	2008	2007

Balance at beginning of period	$1,948	$847	$472
Provision for warranty expense(1)	1,558	2,036	611
Warranty costs incurred(1)	(1,209)	(935)	(236)

Balance at end of period	2,297	1,948	847
Non-current portion of warranty reserve	583	729	532

Current portion of warranty reserve	$1,714	$1,219	$315

(1)	The change in the Company’s accrued warranty reserve during fiscal 2009 and 2008 includes a provision for warranty expense and warranty costs incurred for replacement costs of reagent discs.

NOTE 8.	LINE OF CREDIT

The Company has a line of credit with Comerica Bank-California which provides for borrowings of up to $2.0 million. The line of credit may be terminated upon notification by either party and any outstanding balance is payable upon demand. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 3.00% at March 31, 2009, and is payable monthly. At March 31, 2009, of the $2.0 million available, $97,000 was committed to secure a letter of credit for the Company’s facility lease. At March 31, 2009, there was no amount outstanding under the Company’s line of credit. The weighted average interest rates on the line of credit during fiscal 2009 and 2008 were 4.10% and 7.29%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. At March 31, 2009, the Company was in compliance with each of these covenants. Included in these financial covenants, among other stipulations, are the following requirements:

•	The Company must have a minimum net income of $25,000 before preferred stock dividends and accretion on preferred stock in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.

•	The Company is required to be profitable, as defined, on a fiscal year to date basis beginning, with respect to the current fiscal year, with the six month period ended September 30, 2008 and to have net income before preferred stock dividends and accretion on preferred stock of at least $1.2 million for the fiscal year ended March 31, 2009.

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	The Company is required to comply with certain financial covenants as follows:

Financial Covenants	Requirements

Quick ratio, as defined	Not less than 2.00 to 1.00
Cash flow coverage, as defined	Not less than 1.25 to 1.00
Debt to net worth ratio, as defined	Not greater than 1.00 to 1.00
Tangible effective net worth, as defined	Not less than $25.7 million

Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $126.9 million at March 31, 2009, including its intellectual property.

NOTE 9.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2009, the Company’s contractual obligations for succeeding years is as follows (in thousands):

	Payments Due by Period
		Due in Fiscal
	Total	2010	2011	2012	2013	2014	Thereafter

Operating leases	$2,672	$1,363	$1,112	$166	$31	$—	$—

Operating Leases.  The Company’s operating lease obligations were comprised of its principal facility and various leased facilities and office equipment under operating lease agreements, which expire on various dates through fiscal 2013. Rent expense under operating leases was $1.4 million, $1.3 million and $1.1 million for fiscal 2009, 2008 and 2007, respectively.

The Company’s principal facility is under a non-cancelable operating lease agreement, which expires in fiscal 2011. The monthly rental payments on the facility lease increase based on a predetermined schedule. The Company recognizes rent expense on a straight-line basis over the life of the lease. In connection with its facility lease agreement, the Company established a letter of credit for $97,000, which is secured by its line of credit. See Note 8 for additional information.

Purchase Commitments.  In November 2003, the Company entered into an original equipment manufacturing (“OEM”) agreement with Diatron Messtechnik GmbH (“Diatron”) of Austria to purchase Diatron hematology instruments. The Diatron hematology instruments are currently supplied by Diatron Medical Instruments PLC. Under the terms of the original OEM agreement, the Company committed to purchase a minimum number of hematology instruments from Diatron once the product was qualified for sale, which occurred in May 2004. Following a prior amendment, in February 2008, the terms of the OEM agreement, with respect to the purchase commitments, were revised. Under the amended OEM agreement, the Company committed to purchase a minimum number of hematology instruments through fiscal 2009. In August 2008, the Company entered into a purchase order with scheduled shipping terms through January 2009 for the remaining number of hematology instruments to be purchased under the amended OEM agreement. Since August 2008, the Company has operated entirely on a purchase order basis with Diatron.

In October 2008, the Company entered into an OEM agreement with Scandinavian Micro Biodevices APS (“SMB”) to purchase coagulation analyzers and coagulation reagents. In the fourth quarter of fiscal 2009, the Company started marketing the products and, upon achievement of certain milestones by SMB outlined in the agreement, the Company will be subject to the minimum purchase commitments under the OEM agreement.

Patent Licensing Agreement.  Effective January 2009, the Company entered into a license agreement with Inverness Medical Switzerland GmbH (“Inverness”). Under the agreement, the Company licensed co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace. The license agreement provides that Inverness shall not grant any future rights to any third parties under its current lateral flow patent rights in the animal health diagnostics field in

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the professional marketplace. The license agreement enables the Company to develop and market products under rights from Inverness to address animal health and laboratory animal research markets.

In exchange for the license rights, the Company (i) paid an up-front license fee of $5.0 million to Inverness in January 2009, (ii) agreed to pay royalties during the term of the agreement, based solely on sales of products in a jurisdiction country covered by valid and unexpired claims in that jurisdiction under the licensed Inverness patent rights, and (iii) agreed to pay a yearly minimum license fee of between $500,000 to $1.0 million per year, which fee will be creditable against any royalties due during such calendar year. The royalties, if any, are payable through the date of the expiration of the last valid patent licensed under the agreement that includes at least one claim in a jurisdiction covering products we sell in that jurisdiction. The yearly minimum fees are payable starting in fiscal 2011 for so long as the Company desires to maintain exclusivity under the agreement.

Litigation.  The Company is involved from time to time in various litigation matters in the normal course of business. The Company believes that the ultimate resolution of these matters will not have a material effect on its financial position or results of operations.

NOTE 10.	EMPLOYEE BENEFIT PLAN

The Company has a tax deferred savings plan for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to have salary reduction contributions made to the plan on a bi-weekly basis. The Company may make quarterly contributions to the plan at the discretion of the Board of Directors of the Company either in cash or in common stock. The Company’s matching contributions to the tax deferred savings plan were $153,000, $288,000, and $242,000 in fiscal 2009, 2008 and 2007, respectively, of which $0, $0 and $66,000, respectively, were in the form of common stock.

NOTE 11.	SHARE-BASED COMPENSATION

The following table summarizes total share-based compensation expense, net of tax, related to stock options and restricted stock units recorded in accordance with SFAS No. 123(R) for fiscal 2009, 2008 and 2007, which is included in the Company’s Consolidated Statements of Operations (in thousands, except per share data):

	Year Ended March 31,
	2009	2008	2007

Cost of revenues	$152	$127	$72
Research and development	240	153	117
Sales and marketing	508	325	292
General and administrative	843	503	318

Share-based compensation expense before income taxes	1,743	1,108	799
Income tax benefit	(704)	(442)	(219)

Total share-based compensation expense after income taxes	$1,039	$666	$580

Net impact of share-based compensation on:
Basic net income per share	$0.05	$0.03	$0.03

Diluted net income per share	$0.05	$0.03	$0.03

Share-based compensation has been classified in the statements of operations or capitalized on the balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs at March 31, 2009, 2008 and 2007 were $33,000, $27,000 and $13,000, respectively, which were included in inventories on the Company’s Consolidated Balance Sheets.

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash Flow Impact

SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for fiscal 2009, 2008 and 2007 were $6.7 million, $1.6 million and $569,000, respectively.

Equity Compensation Plans

The Company’s share-based compensation plans are described below.

2005 Equity Incentive Plan.  The Company’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended the Company’s 1998 Stock Option Plan. The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. On October 28, 2008, the Company’s shareholders approved an amendment to the Equity Incentive Plan to increase the shares reserved for issuance under the Equity Incentive Plan by 500,000 shares. As of March 31, 2009, the Equity Incentive Plan provides for the issuance of a maximum of 5,386,000 shares, of which 703,000 shares of common stock were then available for future issuance.

Options granted to employees and directors generally expire ten years from the grant date. Options granted to employees generally become exercisable over a period of four years based on cliff-vesting terms and continuous employment. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. See the “Stock Options” section in this Note 11 for additional information.

Restricted stock units awarded to employees generally vest over a period of four years and the awards may also be subject to accelerated vesting upon achieving certain performance-based milestones and continuous employment during the vesting period. Restricted stock units awarded to non-employee directors generally vest in full one year after the grant date based on continuous service. See the “Restricted Stock Units” section in this Note 11 for additional information.

1992 Outside Directors’ Stock Option Plan.  Under the Company’s 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors. Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. The Directors Plan provided for the issuance of a maximum of 250,000 shares. As of March 31, 2009, all outstanding options under the Directors Plan were fully vested and fully exercisable and no shares of common stock were available for future issuance because the time period for granting options expired in accordance with the terms of the Directors Plan in June 2002.

The Company’s current practice is to issue new shares of common stock from its authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Stock Options

The Company did not grant stock options during fiscal 2009, 2008 or 2007. Prior to April 1, 2006, the Company granted stock options to employees, with an exercise price equal to the closing market price of the Company’s common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment with the Company. In addition, prior to April 1, 2006, the Company granted stock options

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to non-employee directors with an exercise price equal to the closing market price of the Company’s common stock on the date of grant and became exercisable over a period of one year based on monthly vesting terms, conditional on continuous service to the Company.

Valuation and Expense Recognition Method for Stock Options

The Company used the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006. The fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach, and forfeitures were recognized as they occurred. As of March 31, 2009, the total unrecognized compensation expense related to stock options granted was not significant and is expected to be recognized over a weighted average period of 0.07 years.

Stock Option Activity

Stock option activity under all stock plans is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Life (Years)	(In thousands)

Outstanding at March 31, 2006
(2,317,000 shares exercisable at a weighted average exercise price of $6.61 per share)	2,532,000	$6.77
Granted	—	—
Exercised	(931,000)	4.84
Canceled or forfeited	(24,000)	12.93

Outstanding at March 31, 2007
(1,522,000 shares exercisable at a weighted average exercise price of $7.69 per share)	1,577,000	$7.82
Granted	—	—
Exercised	(483,000)	6.48
Canceled or forfeited	(50,000)	20.71

Outstanding at March 31, 2008
(1,026,000 shares exercisable at a weighted average exercise price of $7.75 per share)	1,044,000	$7.82
Granted	—	—
Exercised	(194,000)	3.27
Canceled or forfeited	(2,000)	11.85

Outstanding at March 31, 2009	848,000	$8.86	3.24	$7,832

Vested and expected to vest at March 31, 2009	848,000	$8.86	3.24	$7,832

Exercisable at March 31, 2009	848,000	$8.86	3.24	$7,832

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing stock price as of March 31, 2009, that would have been received by the option holders had all option holders exercised their stock options as of that date. Total intrinsic value of stock options exercised during fiscal 2009, 2008

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and 2007 was $2.9 million, $9.8 million and $15.7 million, respectively. Cash proceeds from the exercise of stock options during fiscal 2009, 2008 and 2007 were $636,000, $3.1 million and $4.5 million, respectively.

The following table summarizes information regarding stock options outstanding and stock options exercisable at March 31, 2009:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
	Shares	Contractual	Price	Shares	Price
Range of Exercise Prices	Outstanding	Life (Years)	Per Share	Exercisable	Per Share

$ 3.00 - $ 3.84	59,000	2.85	$3.06	59,000	$3.06
$ 3.85 - $ 3.85	144,000	4.06	3.85	144,000	3.85
$ 4.13 - $ 4.75	30,000	2.18	4.31	30,000	4.31
$ 4.87 - $ 4.87	211,000	2.07	4.87	211,000	4.87
$ 4.94 - $ 6.31	103,000	1.73	5.95	103,000	5.95
$ 6.33 - $12.68	85,000	2.56	8.23	85,000	8.23
$12.75 - $19.45	53,000	5.20	14.76	53,000	14.76
$19.65 - $19.65	4,000	4.66	19.65	4,000	19.65
$21.45 - $21.45	2,000	5.04	21.45	2,000	21.45
$21.65 - $21.65	157,000	5.05	21.65	157,000	21.65

$ 3.00 - $21.65	848,000	3.24	$8.86	848,000	$8.86

Restricted Stock Units

The Company grants restricted stock unit awards to employees and directors as part of its share-based compensation program which began in fiscal 2007. The restricted stock unit awards entitle holders to receive shares of common stock at the end of a specified period of time. Vesting for restricted stock unit awards is based on continuous employment or service of the holder. Upon vesting, the equivalent number of common shares are typically issued net of tax withholdings. If the vesting conditions are not met, unvested restricted stock unit awards will be forfeited. Generally, the restricted stock unit awards vest according to one of the following time-based vesting schedules:

•	Restricted stock unit awards to employees: Four-year time-based vesting as follows: five percent vesting after the first year; additional ten percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment with the Company.

•	Restricted stock unit awards to non-employee directors: 100 percent vesting after one year of continuous service to the Company.

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

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Valuation and Expense Recognition Method for Restricted Stock Unit

The fair value of restricted stock unit awards used in the Company’s expense recognition method is measured based on the number of shares granted and the closing market price of the Company’s common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of March 31, 2009, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $12.9 million, which is expected to be recognized over a weighted average period of 2.16 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity during fiscal 2009, 2008 and 2007:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value(1)

Unvested at March 31, 2006	—	$—
Granted	305,000	24.56
Vested(2)	—	—
Canceled or forfeited	(10,000)	21.43

Unvested at March 31, 2007	295,000	$24.66
Granted	267,000	21.73
Vested(2)	(22,000)	25.06
Canceled or forfeited	(46,000)	23.11

Unvested at March 31, 2008	494,000	$23.21
Granted	254,000	23.68
Vested(2)	(45,000)	23.34
Canceled or forfeited	(13,000)	20.09

Unvested at March 31, 2009	690,000	$23.43

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of the Company’s common stock on the date of grant.

(2)	The number of restricted stock units vested includes shares that the Company withheld on behalf of the employees to satisfy the statutory tax withholding requirements.

There were no restricted stock units granted during fiscal 2006 or prior to March 31, 2006. Total intrinsic value of restricted stock units vested during fiscal 2009 and 2008 was $1.1 million and $481,000, respectively. The total grant date fair value of restricted stock units vested during fiscal 2009 and 2008 was $1.1 million and $544,000, respectively. There were no restricted stock units vested during fiscal 2007.

NOTE 12.	COMMON STOCK

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

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Common Stock Warrants.  As of March 31, 2009 and 2008, there were no warrants outstanding to purchase shares of common stock. At March 31, 2007, there were warrants outstanding to purchase 65,000 shares of common stock at a weighted average exercise price of $7.00 per share. The warrants were issued to purchasers of the Company’s Series E convertible preferred stock in fiscal 2003 and 2002. The warrants expired in April 2007.

NOTE 13.	NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended March 31,
	2009	2008	2007

Numerator:
Net income	$12,013	$12,503	$10,073

Denominator:
Weighted average common shares outstanding — basic	21,826,000	21,499,000	20,643,000
Weighted average effect of dilutive securities:
Stock options	467,000	701,000	1,082,000
Restricted stock units	31,000	58,000	4,000
Warrants	—	3,000	117,000

Weighted average common shares outstanding — diluted	22,324,000	22,261,000	21,846,000

Net income per share:
Basic net income per share	$0.55	$0.58	$0.49

Diluted net income per share	$0.54	$0.56	$0.46

The Company excluded the following stock options and warrants from the computation of diluted weighted average shares outstanding because the exercise price of the stock options and warrants is greater than the average market price of the Company’s common stock during the period and, therefore, the inclusion of these stock options and warrants would be antidilutive to net income per share:

	Year Ended March 31,
	2009	2008	2007

Weighted average number of shares underlying antidilutive stock options and warrants	159,000	—	222,000
Weighted average exercise price per share underlying antidilutive stock options and warrants	$21.65	N/A	$21.65

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Year Ended March 31,
	2009	2008	2007

Weighted average number of shares underlying antidilutive restricted stock units	195,000	9,000	199,000

NOTE 14.	INCOME TAXES

The components of the Company’s income tax provision are summarized as follows (in thousands):

	Year Ended March 31,
	2009	2008	2007

Current:
Federal	$1,000	$368	$405
State	1,204	533	493
Foreign	36	—	—

Total current income tax provision	2,240	901	898

Deferred:
Federal	4,794	5,838	4,930
State	19	562	248

Total deferred income tax provision	4,813	6,400	5,178

Total income tax provision	$7,053	$7,301	$6,076

The components of the Company’s income before income tax provision are summarized as follows (in thousands):

	Year Ended March 31,
	2009	2008	2007

United States	$18,941	$19,804	$16,149
Foreign	125	—	—

Income before income tax provision	$19,066	$19,804	$16,149

The income tax provision differs from the amount computed by applying the federal statutory income tax rate (35 percent) to income before income tax provision as follows (in thousands):

	Year Ended March 31,
	2009	2008	2007

Income taxes at federal income tax rate	$6,673	$6,931	$5,652
State income taxes, net of federal benefits	920	880	635
Share-based compensation	(5)	6	93
Research and development tax credits	(62)	(242)	(350)
Extraterritorial income exclusion	—	—	(27)
Tax-exempt interest income	(241)	(336)	—
Qualified production activities income benefit	(51)	—	—
Other	(181)	62	73

Provision for income taxes	$7,053	$7,301	$6,076

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets are as follows (in thousands):

	Year Ended March 31,
	2009	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$—	$—	$5,328
Research and development tax credit carryforwards	2,417	3,007	3,713
Capitalized research and development	266	—	86
Inventory reserves	297	364	140
Deferred revenue from extended maintenance agreements and warranty reserves	1,864	1,172	864
Accrued vacation	506	424	383
Share-based compensation	648	378	192
Alternative minimum tax credits	710	675	485
Other	583	496	725
Valuation allowance for deferred tax assets	—	—	(352)

Total deferred tax assets	7,291	6,516	11,564

Deferred tax liabilities:
Depreciation	$(51)	$(145)	$(189)
Other	(100)	(77)	(84)

Total deferred tax liabilities	(151)	(222)	(273)

Net deferred tax assets	$7,140	$6,294	$11,291

A valuation allowance against deferred tax assets is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. As of March 31, 2009, the Company did not have a valuation allowance. The Company’s valuation allowance as of March 31, 2007 was attributable to expiring federal research and development tax credits. The change in valuation allowance for fiscal years 2008 and 2007 was due to the expiration of federal research development tax credits for which a valuation allowance had previously been established.

As of March 31, 2009, the Company has recognized $24.3 million of tax deductions relating to share-based compensation in excess of recognized compensation expense (“excess benefits”). The Company recorded tax benefits resulting from excess benefits when the benefits result in a reduction in cash paid for income taxes. As a result of available federal net operating loss (“NOL”) carryforwards and California research and development tax credit carryforwards, at March 31, 2008, a tax benefit of $6.7 million will be realized in shareholders’ equity in subsequent periods when the deduction reduces federal and California taxes payable. During fiscal 2009, additional tax benefits of $816,000 were generated and $6.7 million were utilized. At March 31, 2009, a tax benefit of $806,000 will be realized in shareholders’ equity in subsequent periods upon the realization of the California carryforwards.

As of March 31, 2009, the Company had no federal or California NOL carryforwards. As of March 31, 2009, the Company had federal and California research and development tax credit carryforwards of $2.3 million and $1.4 million, respectively. The federal research and development tax credit carryforward will expire at various dates from fiscal years 2010 through 2029, if not utilized. The California research and development tax credit will carryforward indefinitely. The Company had combined federal and state alternative minimum tax credit carryforwards of $723,000, which do not expire.

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s policy is to reinvest earnings of its foreign subsidiary unless such earnings are subject to U.S. taxation. As of March 31, 2009, there were no earnings for which U.S. taxes had not been provided.

As a result of implementing FIN 48 during fiscal 2008, as discussed in Note 1, the Company did not change the amount of unrecognized tax benefits related to tax positions taken in prior periods. The Company did not have any unrecognized tax benefits as of April 1, 2007, the date of adoption, or as of March 31, 2009. During fiscal 2009, the Company did not recognize any interest and penalties related to unrecognized tax benefits. The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is not under examination for any of these jurisdictions. The Company is subject to examination by U.S. federal and various state jurisdictions for fiscal years 1992 through 2001 and fiscal years 2003 through 2009.

NOTE 15.	SEGMENT REPORTING INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Company’s chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

The Company develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. The Company identifies its reportable segments as those customer groups that represent more than 10% of the combined revenue or gross profit or loss of all reported operating segments. The Company manages its business on the basis of the following two reportable segments: (i) the medical market and (ii) the veterinary market, which are based on the products sold by market and customer group. Each reportable segment has similar manufacturing processes, technology and shared infrastructures. The accounting policies for segment reporting are the same as for the Company as a whole. Assets are not segregated by segments since the Company’s chief operating decision maker does not use assets as a basis to evaluate a segment’s performance.

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

Veterinary Market

In the veterinary market reportable segment, the Company serves a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. The products manufactured and sold in this segment primarily consist of VetScan chemistry analyzers and veterinary reagent discs. The Company also sells OEM-supplied products in this segment consisting primarily of hematology instruments and hematology reagent kits. Starting in fiscal 2009, OEM-supplied products also included coagulation analyzers, coagulation reagents and canine heartworm rapid tests.

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The table below summarizes revenues, cost of revenues and gross profit from the Company’s two operating segments and from certain unallocated items for fiscal 2009, 2008 and 2007 (in thousands).

	Year Ended March 31,
	2009	2008	2007

Revenues:
Medical Market	$24,796	$22,764	$17,455
Veterinary Market	74,046	71,091	63,851
Other(1)	6,720	6,696	4,915

Total revenues	105,562	100,551	86,221

Cost of revenues:
Medical Market	12,407	11,340	8,549
Veterinary Market	31,052	31,812	29,021
Other(1)	3,478	2,355	1,792

Total cost of revenues	46,937	45,507	39,362

Gross profit:
Medical Market	12,389	11,424	8,906
Veterinary Market	42,994	39,279	34,830
Other(1)	3,242	4,341	3,123

Gross profit	$58,625	$55,044	$46,859

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 16.	REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of revenues for each group of products provided by the Company (in thousands):

	Year Ended March 31,
	2009	2008	2007

Revenues by Product Category
Instruments(1)	$28,194	$30,011	$28,899
Consumables(2)	69,072	61,928	50,741
Other products	5,170	6,583	4,775

Product sales, net	102,436	98,522	84,415
Development and licensing revenue	3,126	2,029	1,806

Total revenues	$105,562	$100,551	$86,221

(1)	Instruments include chemistry analyzers, hematology instruments and coagulation analyzers.

(2)	Consumables include reagent discs, hematology reagent kits, coagulation reagents and canine heartworm rapid tests.

The following is a summary of revenues by geographic region based on customer location (in thousands):

	Year Ended March 31,
	2009	2008	2007

Revenues by Geographic Region
North America	$87,801	$83,830	$72,015
Europe	14,045	13,472	10,370
Asia Pacific and rest of the world	3,716	3,249	3,836

Total revenues	$105,562	$100,551	$86,221

ABAXIS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant Concentrations

Revenues from significant customers as a percentage of total revenues were as follows:

	Geographical	Year Ended March 31,
Distributor	Location	2009	2008	2007

Walco International, Inc., d/b/a DVM Resources	United States	10%	12%	15%

Substantially all of the Company’s long-lived assets are located in the United States.

NOTE 17.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the unaudited quarterly results of operations for fiscal 2009 and 2008 (in thousands, except per share data):

	Quarter Ended
	June 30	September 30	December 31	March 31

Fiscal Year Ended March 31, 2009:
Revenues	$24,572	$27,688	$26,964	$26,338
Gross profit	$13,503	$15,342	$15,105	$14,675
Net income	$2,776	$3,297	$3,356	$2,584

Net income per share — basic	$0.13	$0.15	$0.15	$0.12

Net income per share — diluted	$0.12	$0.15	$0.15	$0.12

Fiscal Year Ended March 31, 2008:
Revenues	$22,931	$25,192	$25,690	$26,738
Gross profit	$13,016	$13,857	$13,609	$14,562
Net income	$3,098	$2,888	$3,205	$3,312

Net income per share — basic	$0.15	$0.13	$0.15	$0.15

Net income per share — diluted	$0.14	$0.13	$0.14	$0.15

NOTE 18.	SUBSEQUENT EVENT

In May 2009, the Company entered into an Exclusive Agreement (the “Agreement”) with Abbott Point of Care Inc. (“Abbott”). Pursuant to the Agreement, Abbott granted to the Company the right to sell and distribute Abbott’s i-STAT 1 handheld instrument (i-STAT® 1 analyzer) and associated consumables (for blood gas, electrolyte, basic blood chemistry and immunoassay testing) in the animal health care market worldwide.

The Company’s right to sell and distribute these products is initially non-exclusive, but becomes exclusive in all countries of the world, except for Japan, on November 1, 2009. The Company’s rights in Japan remain non-exclusive for the term of the Agreement. The initial term of the Agreement ends on December 31, 2014, and after this initial term, the Agreement continues automatically for successive one-year periods unless terminated by either party.

Under the Agreement, the Company will be responsible for marketing and promoting the i-STAT 1 products and providing customer service and technical support. Additionally, the Agreement imposes on the Company certain minimum purchase and sales requirements in order to retain exclusivity or maintain the contract. The Company anticipates that its i-STAT cartridge marketing and sales activities will commence in June 2009, and that it will launch an Abaxis-branded version of the i-STAT 1 instrument as part of its VetScan line in August 2009.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.

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

Attestation Report of the Independent Registered Public Accounting Firm

Burr, Pilger & Mayer LLP, our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2009, which report is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders of
Abaxis, Inc.

We have audited the internal control over financial reporting of Abaxis, Inc. and its subsidiary (“the Company”) as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Abaxis, Inc. and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Abaxis, Inc. and its subsidiary as of March 31, 2009 and 2008, and the related statements of operations, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2009 and the related financial statement schedule and our report dated June 12, 2009 expressed an unqualified opinion thereon.

/s/  Burr, Pilger & Mayer LLP

San Jose, California
June 12, 2009

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning the Company’s executive officers and directors as of May 31, 2009.

Name	Age	Title

Clinton H. Severson	61	Chairman of the Board, President and Chief Executive Officer
Richard J. Bastiani, Ph.D.(1)(2)(3)	66	Director
Henk J. Evenhuis(1)(3)	66	Director
Brenton G. A. Hanlon(1)(2)(3)	63	Director
Prithipal Singh, Ph.D.(1)(3)	70	Director
Ernest S. Tucker, III, M.D.(1)(3)	76	Director
Alberto R. Santa Ines	62	Chief Financial Officer and Vice President of Finance
Kenneth P. Aron, Ph.D.	56	Chief Technology Officer
Donald P. Wood	57	Chief Operations Officer
Vladimir E. Ostoich, Ph.D.	63	Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim, Founder
Martin V. Mulroy	48	Vice President of Veterinary Sales and Marketing for North America

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee

(3)	Member of the Nominating and Corporate Governance Committee

Clinton H. Severson has served as the Company’s President, Chief Executive Officer and one of our directors since June 1996. He was appointed Chairman of the Board in May 1998. Since November 2006, Mr. Severson served on the Board of Directors of CytoCore, Inc. (OTCBB: CYCR). From February 1989 to May 1996, Mr. Severson served as President and Chief Executive Officer of MAST Immunosystems, Inc., a privately-held medical diagnostic company.

Richard J. Bastiani, Ph.D. joined the Board of Directors in September 1995. Dr. Bastiani is currently retired and serves as Chairman of the Board of Directors of Response Biomedical Corporation (CDNX: RBM). From 1998 to 2005, Dr. Bastiani served as Chairman of the Board of Directors of ID Biomedical Corporation (Nasdaq: IDBE), after he was appointed to the Board of Directors of ID Biomedical Corporation in October 1996. Dr. Bastiani was President of Dendreon (Nasdaq: DNDN), a biotechnology company, from September 1995 to September 1998. From 1971 until 1995, Dr. Bastiani held a number of positions with Syva Company, a diagnostic company, including as President from 1991 until Syva was acquired by a subsidiary of Hoechst AG of Germany in 1995. Dr. Bastiani is also a member of the board of directors of three privately-held companies.

Henk J. Evenhuis joined the Board of Directors in November 2002. Mr. Evenhuis is currently retired. He served on the Board of Directors of Credence Systems Corporation (Nasdaq: CMOS), a semiconductor equipment manufacturer from 1993 to 2008. Mr. Evenhuis served as Executive Vice President and Chief Financial Officer of Fair Isaac Corporation (NYSE: FIC), a global provider of analytic software products to the financial services, insurance and health care industries from October 1999 to October 2002. From 1987 to 1998, he was Executive Vice President and Chief Financial Officer of Lam Research Corporation (Nasdaq: LRCX), a semiconductor equipment manufacturer.

Brenton G. A. Hanlon joined the Board of Directors in November 1996. Since January 2001, Mr. Hanlon has been President and Chief Executive Officer of Hitachi Chemical Diagnostics, a manufacturer of in vitro allergy diagnostic products. Concurrently, from December 1996 until the present, Mr. Hanlon has served as President and Chief Operating Officer of Tri-Continent Scientific, a subsidiary of Hitachi Chemical, specializing in liquid-handling products and instrument components for the medical diagnostics and biotechnology industries. From 1989 to December 1996, Mr. Hanlon was Vice President and General Manager of Tri-Continent Scientific. Mr. Hanlon serves on the board of directors of two privately-held companies.

Prithipal Singh, Ph.D. joined the Board of Directors in June 1992. Prior to retiring, Dr. Singh was the Founder, Chairman and Chief Executive Officer of ChemTrak Inc. (Pink Sheets: CMTR) from 1988 to 1998. Prior to this, Dr. Singh was an Executive Vice President of Idetec Corporation from 1985 to 1988 and a Vice President of Syva Corporation from 1977 to 1985.

Ernest S. Tucker, III, M.D. joined the Board of Directors in September 1995. Dr. Tucker currently serves as a self-employed healthcare consultant after having retired as Chief Compliance Officer for Scripps Health in San Diego in September 2000, a position which he assumed in April 1998. Dr. Tucker was Chairman of Pathology at Scripps Clinic and Research Foundation from 1992 to 1998 and Chair of Pathology at California Pacific Medical Center in San Francisco from 1989 to 1992.

Alberto R. Santa Ines has served as the Company’s Chief Financial Officer and Vice President of Finance since April 2002. Mr. Santa Ines joined us in February 2000 as Finance Manager. In April 2001, Mr. Santa Ines was promoted to Interim Chief Financial Officer and Director of Finance, and in April 2002 he was promoted to his current position. From March 1998 to January 2000, Mr. Santa Ines was a self-employed consultant to several companies. From August 1997 to March 1998, Mr. Santa Ines was the Controller of Unisil (Pink Sheets: USIL), a semiconductor company. From April 1994 to August 1997, he was a Senior Finance Manager at Lam Research Corporation (Nasdaq: LRCX), a semiconductor equipment manufacturer.

Kenneth P. Aron, Ph.D. has served as the Company’s Chief Technology Officer since April 2008. Dr. Aron joined us in February 2000 as Vice President of Research and Development. From April 1998 to November 1999, Dr. Aron was Vice President of Engineering and Technology of Incyte Pharmaceuticals (Nasdaq: INCY), a genomic information company. From April 1996 to April 1998, Dr. Aron was Vice President of Research, Development and Engineering for Cardiogenesis Corporation (Nasdaq: CGCP), a manufacturer of laser-based cardiology surgical products.

Donald P. Wood has served as the Company’s Chief Operations Officer since April 2009. Mr. Wood joined us in October 2007 as Vice President of Operations. From April 2003 to September 2007, Mr. Wood was the Vice President of Operations of Cholestech Corporation (Nasdaq: CTEC), a medical products manufacturing company which was subsequently acquired by Inverness Medical Innovations, Inc. in September 2007. From July 2001 to March 2003, Mr. Wood served as Vice President of Bone Health, a business unit of Quidel Corporation, a manufacturing and marketer of point-of-care diagnostics, and was responsible for Bone Health Product Operations, Device Research and Development, and Sales and Marketing. He also served as Quidel’s Vice President of Ultrasound Operations from August 1999 to July 2001. Prior to joining Quidel, Mr. Wood was the Director of Ultrasound Operations for Metra Biosystems Inc., a developer and manufacturing company of point-of-care products for osteoporosis, from July 1998 to August 1999 prior to Quidel’s acquisition of Metra Biosystems Inc.

Vladimir E. Ostoich, Ph.D., one of the Company’s co-founders, is currently the Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim. Dr. Ostoich has served as Vice President in various capacities at Abaxis since inception, including as Vice President of Research and Development, Senior Vice President of Research and Development, Vice President of Engineering and Instrument Manufacturing and Vice President of Marketing and Sales for the United States and Canada.

Martin V. Mulroy has served as the Company’s Vice President of Veterinary Sales and Marketing for North America since May 2006. Mr. Mulroy joined us in November 1997 as the Northeast Regional Sales Manager. He was promoted to Eastern Area Director of Sales in December 1998 and, in January 2005, he was promoted to National Sales Director for the Domestic Veterinary market. From March 1996 to November 1997, Mr. Mulroy was Regional Sales Manager for BioCircuits Inc., an immunoassay company in the medical market.

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

Based solely on our review of the copies of Forms 3, 4 and 5 and amendments thereto received by us, we believe that during the period from April 1, 2008 through March 31, 2009, our executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements applicable to these executive officers, directors and greater than 10% shareholders, except with respect to one late report filing, covering one transaction, by Mr. Brenton Hanlon, one of our directors.

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

From time to time, our Compensation Committee may engage an independent compensation advisor to obtain competitive compensation data. In March 2006, we retained the independent compensation consulting firm of Top Five Data Services, Inc. (“Top Five”) to, among other things, help identify appropriate peer group companies and to obtain and evaluate executive compensation data for these companies, and took its recommendations into account in setting fiscal 2007 executive compensation. We did not engage another compensation consultant, or request additional recommendations from Top Five, in connection with our determination of fiscal 2008 or fiscal 2009 executive compensation because our Compensation Committee and Board of Directors determined that many of the recommendations made by Top Five with respect to fiscal 2007 continued to be relevant for fiscal 2008 and fiscal 2009. In May 2008, our Compensation Committee engaged an independent compensation consulting firm, Watson Wyatt, to prepare competitive benchmarking studies as to, and advise the Compensation Committee on long-term equity compensation for executives in similarly-situated companies. Our Compensation Committee and Board of Directors may engage compensation consultants in the future as they deem it to be necessary or appropriate.

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

The market data obtained regarding the Compensation Peer Group was considered by the Compensation Committee in its fiscal 2009 executive compensation decisions.

Compensation Determinations

The Compensation Committee did not target executive compensation in fiscal 2009 to any specific benchmarks against the Compensation Peer Group, but did generally target total compensation to be competitive with companies in the Compensation Peer Group with similar financial growth rates based on the compensation information for the Compensation Peer Group in fiscal 2006. However, our executive officers’ total potential cash compensation is more heavily weighted toward annual cash incentive bonuses than most companies in the Compensation Peer Group. In addition to any competitive benchmarks the Compensation Committee deems relevant, the Compensation Committee also considers the recommendations from our Chief Executive Officer regarding the compensation of our executive officers who report directly to him. These recommendations generally include annual adjustments to compensation levels, an assessment of each executive officer’s overall individual contribution, scope of responsibilities and level of experience.

Elements of Compensation

Base Salary

We provide an annual base salary to each of our executive officers, including each of the named executive officers listed on the Summary Compensation Table below (the “Named Executive Officers”). Each base salary is reviewed annually by the Compensation Committee and adjusted for the ensuing year based on both (i) an evaluation of individual job performance during the prior year, and (ii) an evaluation of the compensation levels of similarly-situated executive officers at the Compensation Peer Group and in our industry generally.

In determining fiscal 2009 base salaries for our Named Executive Officers, our Compensation Committee generally targeted salaries to be between the 25th and 50th percentile of the Compensation Peer Group. Our Compensation Committee considered this 25th and 50th percentile range as a general guideline for the appropriate level of potential salaries, but did not attempt to specifically match this or any other percentile. Our Compensation Committee also considered the recommendations of the Chief Executive Officer regarding the compensation of each of the Named Executive Officers who reported directly to him. However, the Compensation Committee and our Board of Directors did not base their considerations on any single factor but rather considered a mix of factors and evaluated individual salaries against that mix.

Our Board of Directors set salaries for fiscal 2009 after considering a peer company analysis of total compensation for executive officers prepared in April 2006 by Top Five and the recommendations of the Compensation Committee. For fiscal 2009, the Compensation Committee recommended that we increase base salaries in amounts designed to reward each of the Named Executive Officers for their performance in the prior year while maintaining base salaries at an appropriately competitive level. Our Compensation Committee did not use any specific formula based on the factors described above to determine the final base salary levels for each Named Executive Officer. For fiscal 2009, Dr. Aron received an increase of 8.8% in his base salary upon his promotion to Chief Technology Officer.

In determining fiscal 2010 base salaries for our Named Executive Officers, our Compensation Committee recommended to the Board of Directors not to increase executive base salaries for fiscal 2010 due to the global economic downturn.

Based on the recommendations of the Compensation Committee, our Board of Directors approved the following base salaries (effective May 1, 2008 for fiscal 2009 and July 1, 2009 for fiscal 2010) for our Named Executive Officers:

	Fiscal 2009	Fiscal 2010
Named Executive Officer	Base Salary	Base Salary

Clinton H. Severson	$360,000	$360,000
Alberto R. Santa Ines	$200,000	$200,000
Kenneth P. Aron, Ph.D.	$210,000	$210,000
Vladimir E. Ostoich, Ph.D.	$210,000	$210,000
Martin V. Mulroy	$185,000	$185,000

Fiscal 2009 and 2010 base salary increases for the Named Executive Officers were as follows:

	Fiscal 2009	Fiscal 2010
	Percent Increase	Percent Increase
Named Executive Officer	In Base Salary	In Base Salary

Clinton H. Severson	6.5%	—%
Alberto R. Santa Ines	8.1%	—%
Kenneth P. Aron, Ph.D.	8.8%	—%
Vladimir E. Ostoich, Ph.D.	3.5%	—%
Martin V. Mulroy	5.7%	—%

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

For fiscal 2009, our Compensation Committee generally targeted total cash compensation to be at or above the 75th percentile of the Compensation Peer Group. Our Compensation Committee considered this 75th percentile target as a general guideline for the appropriate level of potential cash bonus compensation, but did not attempt to specifically match this or any other percentile. In April 2008, our Board of Directors approved the fiscal 2009 target bonus levels for our executive officers. The following table summarizes the fiscal 2009 target bonus amounts and the bonus amounts awarded for fiscal 2009 for our Named Executive Officers:

	Fiscal 2009	Fiscal 2009
Named Executive Officer	Target Bonus	Bonus Awarded

Clinton H. Severson	$525,000	$226,406
Alberto R. Santa Ines	$300,000	$129,375
Kenneth P. Aron, Ph.D.	$300,000	$129,375
Vladimir E. Ostoich, Ph.D.	$300,000	$129,375
Martin V. Mulroy	$275,000	$139,219

Payment of the target bonus is equally weighted between achievement of our quarterly net sales performance goal and our quarterly pre-tax income performance goal. For fiscal 2009, bonuses were earned only if we achieved at least 90% of one or more of our pre-established quarterly net sales and/or quarterly pre-tax income goals. After the initial threshold is met, the amount of the target bonus paid is based on a sliding scale relative to the proportionate achievement of the performance goals. If we achieve 90% of only one performance goal, the payout would be limited to 25% of the aggregate target bonus. For each 1% above 90% of that performance goal, the payout would increase by 2.5% for the aggregate target bonus. The target bonus will be fully earned if at least 100% of both performance goals are achieved. For each 1% above 100% of a performance goal, the payout would increase by 1.5% for the aggregate target bonus. The maximum potential bonus payout is 200% of the target bonus, provided we achieve greater than 133% of at least one of the performance goals. Assuming targets are reached, the bonus payments are paid as follows: 15% of the applicable bonus amount for the first quarter, 25% in the second and third quarters, and 35% in the fourth quarter. At the end of the fourth quarter, the final amount of the bonus earned will be adjusted to reflect overall performance against the year. For the Named Executive Officers, excluding Mr. Mulroy, our Vice President of Veterinary Sales and Marketing for North America, the financial targets for fiscal 2009 were based on the company’s annual net sales and pre-tax income goals. Based on these pre-established goals, our other Named Executive Officers received 43.1% of their target bonus awards for fiscal 2009. Since Mr. Mulroy’s responsibility is to manage the veterinary sales in North America, his financial targets for fiscal 2009 were based on sales for the veterinary market for North America and on the company’s annual pre-tax income goals. Based on these pre-established goals, Mr. Mulroy received 50.6% of his target bonus awards for fiscal 2009.

Due to the global economic downturn, the Compensation Committee recommended to our Board of Directors that for fiscal 2010 target bonuses, we maintain the target bonuses from fiscal 2009 for the Named Executive Officers. In April 2009, our Board of Directors approved the fiscal 2010 target bonus levels for our executive officers. The following table summarizes the fiscal 2010 target bonus amounts for our Named Executive Officers:

Fiscal 2010
Named Executive Officer	Target Bonus

Clinton H. Severson	$525,000
Alberto R. Santa Ines	$300,000
Kenneth P. Aron, Ph.D.	$300,000
Vladimir E. Ostoich, Ph.D.	$300,000
Martin V. Mulroy	$275,000

We expect payment of the target bonus, as identified above, to continue to be equally weighted at 50% for achievement of our quarterly net sales performance goal and 50% for achievement of our quarterly pre-tax income performance goal. For fiscal 2010, bonuses will only be earned if we achieve at least 90% of one or more of our pre-established quarterly net sales and/or quarterly pre-tax income goals during fiscal 2010. After the initial threshold is met, the amount of the target bonus paid will be based on a sliding scale relative to the proportionate achievement of the performance goals. If we achieve 90% of only one performance goal, the payout would be limited to 25% of the aggregate target bonus. For each 1% above 90% of that performance goal, the payout would increase by 2.5% for the aggregate target bonus. The target bonus will be fully earned if at least 100% of both performance goals are achieved. For each 1% above 100% of a performance goal, the payout would increase by 1.5% for the aggregate target bonus. The maximum potential bonus payout is 200% of the target bonus, provided we achieve greater than 133% of at least one of the performance goals. Assuming targets are reached, we expect that the bonus payments will be paid as follows: 15% of the applicable bonus amount for the first quarter, 25% in the second and third quarters, and 35% in the fourth quarter. At the end of the fourth quarter of fiscal 2010, the final payment will be adjusted to reflect overall performance against the year. Our Compensation Committee and Board of Directors have the discretion to adjust the parameters and performance goals for payment of these annual performance bonuses.

We do not currently have a formal policy regarding adjustments or recovery of awards or payments following a restatement of financial performance targets. In such a circumstance, the Compensation Committee would evaluate whether compensation adjustments were appropriate based upon the facts and circumstances surrounding the restatement.

Long-term Equity Incentive Compensation

Under our 2005 Equity Incentive Plan, we are permitted to award stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation awards or other share-based awards. Beginning in fiscal 2007, we began granting restricted stock units to our executive officers in lieu of other forms of equity-based grants. Prior to fiscal 2007, equity-based grants to our executive officers comprised solely of stock options. There were no equity grants to our current Named Executive Officers in fiscal 2006. Equity grants to our Named Executive Officers in fiscal 2009 and fiscal 2010 are discussed below. We do not currently have stock ownership guidelines for our executive officers.

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

Restricted Stock Units

Fiscal 2009 Restricted Stock Unit Grants.  In fiscal 2007, we granted restricted stock units with performance acceleration. Our Board of Directors believed that this form of long-term equity incentive will help ensure executive retention and more directly link executive pay to company financial performance. The four-year time-based vesting of the restricted stock units granted in fiscal 2007 accelerates if certain performance criteria are exceeded during the performance period. For a discussion of the performance criteria, see the table entitled “Outstanding Equity Awards at Fiscal Year End 2009” below. The Compensation Committee approves all restricted stock unit grants to our Named Executive Officers and other executive officers.

In April 2008, after considering an analysis of total compensation for our Named Executive Officers and upon the recommendation of our Compensation Committee, our Board of Directors granted 50,000 restricted stock units to our Chief Executive Officer and 20,000 restricted stock units to each of our other Named Executive Officers. The value of these equity grants was approximately $1.3 million for our Chief Executive Officer and approximately $500,000 for each of our other Named Executive Officers. The Compensation Committee believed that these grants of restricted stock units were appropriate based on our financial performance over the prior year. The four-year time-based vesting terms of the fiscal 2009 restricted stock unit awards are as follows:

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

Fiscal 2010 Restricted Stock Unit Grants.  In April 2009, after considering an analysis of long-term equity incentives conducted by Watson Wyatt in fiscal 2009, for our Named Executive Officers and upon the recommendation of the Compensation Committee, our Board of Directors granted 55,000 restricted stock units to our Chief Executive Officer and 25,000 restricted stock units to each of our other Named Executive Officers. The Compensation Committee believed that these grants of restricted stock units were appropriate based on our financial performance over the prior year. The fiscal 2010 restricted stock unit awards vest, based on time-based vesting terms, in the same manner as the fiscal 2009 restricted stock unit awards discussed above. The fiscal 2010 restricted stock units are also not subject to performance-based acceleration. Our Compensation Committee believed that retention of the Named Executive Officers was key to our success and that these additional restricted stock units would be more likely, given the time-based vesting schedule of the restricted stock units, to maximize retention of our Named Executive Officers without performance-based acceleration milestones.

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

Change in Control Agreements

In July 2006, our Board of Directors, after considering a change of control program analysis from the Compensation Peer Group prepared by Top Five and upon the recommendation of our Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”). The Severance Plan was adopted by our Board of Directors to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control. Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board of Directors. In December 2008, our Board of Directors amended the Severance Plan to ensure its compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and designated the following current executive officers as participants in the Severance Plan: Clinton H. Severson, our Chairman, President and Chief Executive Officer; Alberto R. Santa Ines, our Chief Financial Officer and Vice President of Finance; Kenneth P. Aron, Ph.D., our Chief Technology Officer; Vladimir E. Ostoich, Ph.D., our Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim; Donald P. Wood, our Chief Operations Officer; and Martin V. Mulroy, our Vice President of Veterinary Sales and Marketing for North America.

The Severance Plan provides that upon the occurrence of a change of control a participant’s outstanding stock option(s) and other unvested equity-based instruments will accelerate in full, and any such stock awards shall become immediately exercisable.

In addition, the Severance Plan provides that, if the participant’s employment is terminated by us (or any successor of Abaxis) for any reason other than cause, death, or disability within 18 months following the change of control date and such termination constitutes a separation in service, the participant is eligible to receive severance benefits as follows:

•	on the 60th day after the termination date, a lump sum cash payment equal to two times the sum of the participant’s annual base salary and the participant’s target annual bonus amount for the year in which the change of control occurs;

•	payment of up to 24 months of premiums for medical, dental and vision benefits, provided, however, that if the participant becomes eligible to receive comparable benefits under another employer’s plan, the Company’s benefits shall be secondary to those provided under such other plan;

•	reimbursement, on a monthly basis, of up to 24 months of premiums for disability and life insurance benefits if the participant elects to convert his or her disability and/or life insurance benefits under the Company’s plans into individual policies following termination; and

•	payment of an amount equal to any excise tax imposed under Section 4999 of the Code, provided, however, that payment of such amount is capped at $1,000,000 per participant.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an executive officer or employee of the Company. None of the Company’s executive officers currently serves, or has served during the last completed fiscal year, on the Compensation Committee or board of directors of any other entity that has one or more executive officers serving as a member of the Company’s board of directors or compensation committee. For information with respect to related-person transactions involving members of the Compensation Committee, see Item 13. Certain Relationships and Related Transactions, and Director Independence of this Form 10-K.

COMPENSATION COMMITTEE REPORT2

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Based upon this review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

THE COMPENSATION COMMITTEE

Richard J. Bastiani, Ph.D., Chair
Brenton G. A. Hanlon

2 The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Abaxis under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in any such filing.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for fiscal 2009, 2008 and 2007, the compensation awarded or paid to, or earned by, Abaxis’ Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers at March 31, 2009 (collectively, the “Named Executive Officers”).

						Non-Equity
				Stock	Option	Incentive Plan	All Other
	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($)	($)(1)	($)(2)	($)(3)	($)(4)		($)

Clinton H. Severson	2009	355,770	—	465,214	—	226,406	9,311	(5)	1,056,701
President, Chief Executive Officer and	2008	336,500	—	253,941	1,099	456,000	11,535	(5)	1,059,075
Chairman of the Board	2007	323,500	—	101,040	8,603	500,250	13,823	(5)	947,216
Alberto R. Santa Ines	2009	197,115	—	129,741	—	129,375	8,949	(6)	465,180
Chief Financial Officer and	2008	183,846	—	64,597	879	261,250	10,972	(6)	521,544
Vice President of Finance	2007	174,008	—	22,453	8,997	287,500	13,227	(6)	506,185
Kenneth P. Aron, Ph.D.	2009	206,730	—	129,741	—	129,375	19,585	(7)	485,431
Chief Technology Officer	2008	192,077	—	64,597	879	261,250	20,753	(7)	539,556
	2007	184,054	—	22,453	6,882	287,500	22,592	(7)	523,481
Vladimir E. Ostoich, Ph.D.	2009	208,654	—	129,741	—	129,375	14,552	(8)	482,322
Vice President of Government Affairs	2008	202,077	—	64,597	879	261,250	16,599	(8)	545,402
and Vice President of Marketing for the Pacific Rim	2007	194,100	—	22,453	6,882	287,500	17,013	(8)	527,948
Martin V. Mulroy	2009	183,077	—	129,741	6,218	139,219	7,896	(10)	466,151
Vice President of Veterinary Sales and Marketing for North America(9)

(1)	Awards consist of restricted stock units granted to the Named Executive Officer in the fiscal year specified as well as prior fiscal years. Amounts shown do not reflect whether the Named Executive Officer has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). Amounts listed in this column represent the compensation cost recognized by us for financial statement reporting purposes. These amounts have been calculated in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). For a discussion of the assumptions used in determining the fair value of awards of restricted stock units in the above table, see Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)	Awards consist of stock options granted to the Named Executive Officer in the fiscal year specified as well as prior fiscal years. Amounts shown do not reflect whether the Named Executive Officer has actually realized a financial benefit from the awards (such as by exercising stock options). Amounts listed in this column represent the compensation cost recognized by us for financial statement reporting purposes. These amounts have been calculated in accordance with SFAS No. 123(R). For a discussion of the assumptions used in determining the fair value of awards of stock options in the above table, see Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

(3)	Represents aggregate cash performance bonuses earned during each fiscal year based on achievement of corporate financial performance goals, as described under “Executive Compensation — Compensation Discussion and Analysis” above. These bonuses were paid in four quarterly installments within one month following the end of the applicable quarter upon achieving the established quarterly net sales and quarterly pre-tax income goals for that quarter. Amounts do not include bonuses paid during a fiscal year, with respect to bonuses earned in a prior fiscal year.

(4)	Amounts listed are based upon our actual costs expensed in connection with such compensation.

(5)	In fiscal 2009, consists of $4,652 in supplemental health plan expenses reimbursed by us, $648 in group life insurance paid by us, $626 in disability insurance premiums paid by us and $3,385 in matching contributions made by us to Mr. Severson’s 401(k) account. In fiscal 2008, consists of $4,378 in supplemental health plan expenses reimbursed by us, $780 in group life insurance paid by us, $752 in disability insurance premiums paid by us and $5,625 in matching contributions made by us to Mr. Severson’s 401(k) account. In fiscal 2007, consists of $4,366 in supplemental health plan expenses reimbursed by us, $780 in group life insurance paid by us, $812 in disability insurance premiums paid by us and $7,865 in matching contributions made by us to Mr. Severson’s 401(k) account.

(6)	In fiscal 2009, consists of $4,652 in supplemental health plan expenses reimbursed by us, $432 in group life insurance paid by us, $480 in disability insurance premiums paid by us and $3,385 in matching contributions made by us to Mr. Santa Ines’ 401(k) account. In fiscal 2008, consists of $4,490 in supplemental health plan expenses reimbursed by us, $420 in group life insurance paid by us, $437 in disability insurance premiums paid by us and $5,625 in matching contributions made by us to Mr. Santa Ines’ 401(k) account. In fiscal 2007, consists of $4,505 in supplemental health plan expenses reimbursed by us, $420 in group life insurance paid by us, $437 in disability insurance premiums paid by us and $7,865 in matching contributions made by us to Mr. Santa Ines’ 401(k) account.

(7)	In fiscal 2009, consists of $14,959 in supplemental health plan expenses reimbursed by us, $451 in group life insurance paid by us, $502 in disability insurance premiums paid by us and $3,673 in matching contributions made by us to Mr. Aron’s 401(k) account. In fiscal 2008, consists of $14,222 in supplemental health plan expenses reimbursed by us, $444 in group life insurance paid by us, $462 in disability insurance premiums paid by us and $5,625 in matching contributions made by us to Mr. Aron’s 401(k) account. In fiscal 2007, consists of $14,186 in supplemental health plan expenses reimbursed by us, $444 in group life insurance paid by us, $462 in disability insurance premiums paid by us and $7,500 in matching contributions made by us to Mr. Aron’s 401(k) account.

(8)	In fiscal 2009, consists of $10,599 in supplemental health plan expenses reimbursed by us, $451 in group life insurance paid by us, $502 in disability insurance premiums paid by us and $3,000 in matching contributions made by us to Mr. Ostoich’s 401(k) account. In fiscal 2008, consists of $10,043 in supplemental health plan expenses reimbursed by us, $444 in group life insurance paid by us, $487 in disability insurance premiums paid by us and $5,625 in matching contributions made by us to Mr. Ostoich’s 401(k) account. In fiscal 2007, consists of $10,058 in supplemental health plan expenses reimbursed by us, $468 in group life insurance paid by us, $487 in disability insurance premiums paid by us and $6,000 in matching contributions made by us to Mr. Ostoich’s 401(k) account.

(9)	Mr. Mulroy was not a Named Executive Officer for fiscal 2008 or 2007.

(10)	In fiscal 2009, consists of $4,652 in supplemental health plan expenses reimbursed by us, $400 in group life insurance paid by us, $444 in disability insurance premiums paid by us and $2,400 in matching contributions made by us to Mr. Mulroy’s 401(k) account.

Salary and Bonus in Proportion to Total Compensation.  The following table sets forth the percentage of base salary and annual cash incentive bonus earned by each Named Executive Officer as a percentage of total compensation for fiscal 2009.

		Annual Cash
	Base Salary As a	Incentive Bonus As a
	Percentage of	Percentage of
Named Executive Officer	Total Compensation	Total Compensation

Clinton H. Severson	34%	21%
Alberto R. Santa Ines	42%	28%
Kenneth P. Aron, Ph.D.	43%	27%
Vladimir E. Ostoich, Ph.D.	43%	27%
Martin V. Mulroy	39%	30%

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

Grants of Plan-Based Awards in Fiscal 2009

The following table sets forth the grants of plan-based awards to our Named Executive Officers during fiscal 2009.

								All Other
								Stock
								Awards:	Grant Date
								Number of	Fair Value of
		Estimated Future Payouts Under						Shares of	Stock and
		Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards			Stock or	Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)(2)	(#)	($)(3)

Clinton H. Severson	5/5/2008						50,000	—	1,250,000
		131,250	525,000	1,050,000
Alberto R. Santa Ines	5/5/2008						20,000	—	500,000
		75,000	300,000	600,000
Kenneth P. Aron, Ph.D.	5/5/2008						20,000	—	500,000
		75,000	300,000	600,000
Vladimir E. Ostoich, Ph.D.	5/5/2008						20,000	—	500,000
		75,000	300,000	600,000
Martin V. Mulroy	5/5/2008						20,000	—	500,000
		68,750	275,000	550,000

(1)	Actual cash performance bonuses, which were approved by the Board of Directors upon recommendation by the Compensation Committee based on achievement of corporate financial performance goals for fiscal 2009, were paid in four quarterly installments within one month following the end of the applicable quarter upon achieving the established quarterly net sales and quarterly pre-tax income goals. Actual cash performance bonuses are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above.

(2)	Each of the equity-based awards reported in the “Grants of Plan-Based Awards” table was granted under, and is subject to, the terms of our 2005 Equity Incentive Plan. The time-based vesting schedule of restricted stock unit grants during fiscal 2009 are described above in “Restricted Stock Units.”

(3)	Represents the fair value of the restricted stock unit award on the date of grant, pursuant to SFAS No. 123(R). See Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Outstanding Equity Awards at Fiscal Year End 2009

The following table shows, for the fiscal year ended March 31, 2009, certain information regarding outstanding equity awards at fiscal year end for our Named Executive Officers.

	Option Awards					Stock Awards
								Equity
								Incentive		Equity
								Plan		Incentive
								Awards:		Plan Awards:
								Number of		Market or
	Number of						Market	Unearned		Payout Value
	Securities		Number of			Number of	Value of	Shares,		of Unearned
	Underlying		Securities			Shares or	Shares or	Units or		Shares, Units
	Unexercised		Underlying			Units of	Units of	Other		or Other
	Options		Unexercised	Option		Stock That	Stock That	Rights That		Rights That
	(#)		Options	Exercise	Option	Have Not	Have Not	Have Not		Have Not
	Exercisable		(#)	Price	Expiration	Vested	Vested	Vested		Vested
Name	(1)		Unexercisable	($)(2)	Date	(#)	($)	(#)		($)(3)

Clinton H. Severson	150,000		—	4.87	4/24/2011
	10,417		—	3.85	4/22/2013
	50,000	(4)	—	21.65	4/20/2014
								34,000	(5)	586,160
								42,500	(5)	732,700
								47,500	(6)	818,900
								50,000	(7)	862,000
Alberto R. Santa Ines	37,432		—	3.00	7/23/2012
	25,000		—	3.85	4/22/2013
	40,000	(4)	—	21.65	4/20/2014
								17,000	(5)	293,080
								19,000	(6)	327,560
								20,000	(7)	344,800
Kenneth P. Aron, Ph.D.	3,109		—	7.5625	2/7/2010
	50,000		—	6.31	10/31/2010
	4,500		—	5.47	7/24/2011
	40,000	(4)	—	21.65	4/20/2014
								17,000	(5)	293,080
								19,000	(6)	327,560
								20,000	(7)	344,800
Vladimir E. Ostoich, Ph.D.	16,000		—	8.125	1/25/2010
	9,500		—	5.47	7/24/2011
	40,000		—	3.85	4/22/2013
	22,000	(4)	—	21.65	4/20/2014
								17,000	(5)	293,080
								19,000	(6)	327,560
								20,000	(7)	344,800
Martin V. Mulroy	437		—	6.0625	1/2/2011
	2,812		—	4.87	4/24/2011
	8,000		—	3.85	4/22/2013
	2,292		—	14.05	1/3/2015
								17,000	(5)	293,080
								19,000	(6)	327,560
								20,000	(7)	344,800

(1)	Options granted to the Named Executive Officers expire ten years after the grant date. All options vest one-fourth on the first anniversary date of grant and vests at a rate of 1/48th for each full month thereafter, except as otherwise noted.

(2)	Represents the fair value of our common stock on the grant date of the option.

(3)	The value of the equity award is based on the closing price of our common stock of $17.24 on March 31, 2009, as reported on the NASDAQ Global Select Market.

(4)	These options were accelerated in full by our Board of Directors and became fully vested on December 5, 2005. However, pursuant to a lock-up and consent agreement entered into with each of our Named Executive Officers, these options may not be exercised prior to the date on which the exercise would have been permitted under the vesting schedule set forth in footnote 1, or earlier upon the Named Executive Officer’s last day of employment or a change in control. On April 20, 2008, the restrictions under the lock-up and consent agreements expired and 100% of these shares became exercisable.

(5)	The four-year time-based vesting terms of the restricted stock units is as follows, assuming continuous employment: five percent of the shares vest on April 25, 2007; ten percent of the shares vest on April 25, 2008; 15 percent of the shares vest on April 25, 2009; and 70 percent of the shares vest on April 25, 2010. Additionally, these restricted stock unit awards are also subject to accelerated vesting upon achieving the following performance-based milestones:

•	upon attainment of certain pre-tax income goals by March 31, 2007, vesting will accelerate to an aggregate of 25% within one year from grant date; by March 31, 2008, vesting will accelerate to an aggregate of 25% within two years from grant date; by March 31, 2009, vesting will accelerate to an aggregate of 30%, within three years of grant date; hence, meeting pre-tax income goals in each of the fiscal years ended March 31, 2007, 2008 and 2009 can result in a cumulative vesting of 80% over three years;

•	upon attainment of certain product development objectives prior to June 30, 2007, an additional vesting of 10% would be awarded;

•	upon satisfaction of certain regulatory requirements prior to March 31, 2008, an additional vesting of 10% would be awarded; or

•	upon attainment of a certain level of operating income per share for any fiscal year during the four-year vesting period, the restricted stock units will accelerate in full.

To date, none of the foregoing performance-based milestones required for acceleration has been achieved. In each case, vesting of the equity award is conditioned upon the Named Executive Officer’s continuous employment through the applicable vesting date.

(6)	The four-year time-based vesting terms of the restricted stock units is as follows, assuming continuous employment: five percent of the shares vest on April 30, 2008; ten percent of the shares vest on April 30, 2009; 15 percent of the shares vest on April 30, 2010; and 70 percent of the shares vest on April 30, 2011.

(7)	The four-year time-based vesting terms of the restricted stock units is as follows, assuming continuous employment: five percent of the shares vest on May 5, 2009; ten percent of the shares vest on May 5, 2010; 15 percent of the shares vest on May 5, 2011; and 70 percent of the shares vest on May 5, 2012.

Option Exercises and Stock Vested in Fiscal 2009

The following table shows all shares of common stock acquired upon exercise of stock options and value realized upon exercise, and all stock awards vested and value realized upon vesting, held by our Named Executive Officers during fiscal 2009.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($)(1)	(#)	($)(2)

Clinton H. Severson	70,000	893,394	11,500	287,500
Alberto R. Santa Ines	—	—	3,000	75,000
Kenneth P. Aron, Ph.D.	—	—	3,000	75,000
Vladimir E. Ostoich, Ph.D.	50,000	723,625	3,000	75,000
Martin V. Mulroy	400	5,233	3,000	75,000

(1)	The value realized equals the difference between the option exercise price and the fair market value of our common stock on the date of exercise, as reported on the NASDAQ Global Market, multiplied by the number of shares for which the option was exercised.

(2)	The value realized on vesting of restricted stock units equals the fair market value of our common stock on the settlement date, multiplied by the number of shares that vested.

Severance and Change in Control Agreements

Employment Agreement

In August 2005, we entered into an employment agreement with Clinton H. Severson, our President and Chief Executive Officer, which provides Mr. Severson with a severance payment equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause. Certain severance benefits provided pursuant to the Severance Plan (described below in “Executive Change of Control Severance Plan”) with respect to a change of control supersede those provided pursuant to the employment agreement. None of our other executives have employment agreements with us.

Executive Change of Control Severance Plan

In July 2006, our Board of Directors, after considering a change of control program analysis from the Compensation Peer Group prepared by Top Five and upon the recommendation of our Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”). The Severance Plan was adopted by our Board of Directors to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control. Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board of Directors. In December 2008, our Board of Directors amended the Severance Plan to ensure its compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and designated the following current executive officers as participants in the Severance Plan: Clinton H. Severson, our Chairman, President and Chief Executive Officer; Alberto R. Santa Ines, our Chief Financial Officer and Vice President of Finance; Kenneth P. Aron, Ph.D., our Chief Technology Officer; Vladimir E. Ostoich, Ph.D., our Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim; Donald P. Wood, our Chief Operations Officer; and Martin V. Mulroy, our Vice President of Veterinary Sales and Marketing for North America.

The Severance Plan provides that upon the occurrence of a change of control a participant’s outstanding stock option(s) and other unvested equity-based instruments will accelerate in full, and any such stock awards shall become immediately exercisable.

In addition, the Severance Plan provides that, if the participant’s employment is terminated by us (or any successor of Abaxis) for any reason other than cause, death, or disability within 18 months following the change of control date and such termination constitutes a separation in service, the participant is eligible to receive severance benefits as follows:

•	on the 60th day after the termination date, a lump sum cash payment equal to two times the sum of the participant’s annual base salary and the participant’s target annual bonus amount for the year in which the change of control occurs;

•	payment of up to 24 months of premiums for medical, dental and vision benefits, provided, however, that if the participant becomes eligible to receive comparable benefits under another employer’s plan, the Company’s benefits shall be secondary to those provided under such other plan;

•	reimbursement, on a monthly basis, of up to 24 months of premiums for disability and life insurance benefits if the participant elects to convert his or her disability and/or life insurance benefits under the Company’s plans into individual policies following termination; and

•	payment of an amount equal to any excise tax imposed under Section 4999 of the Code, provided, however, that payment of such amount is capped at $1,000,000 per participant.

Payment of the foregoing severance benefits is conditioned upon the participant’s execution of a valid and effective release of claims against us.

Incentive Plans

Under our 2005 Equity Incentive Plan, (the “2005 Plan”), in the event of a “change in control,” as such term is defined by the 2005 Plan, the surviving, continuing, successor or purchasing entity or its parent may, without the consent of any participant, either assume or continue in effect any or all outstanding options and stock appreciation rights or substitute substantially equivalent options or rights for its stock. Any options or stock appreciation rights which are not assumed or continued in connection with a change in control or exercised prior to the change in control will terminate effective as of the time of the change in control. Our Compensation Committee may provide for the acceleration of vesting of any or all outstanding options or stock appreciation rights upon such terms and to such extent as it determines. The 2005 Plan also authorizes our Compensation Committee, in its discretion and without the consent of any participant, to cancel each or any outstanding option or stock appreciation right upon a change in control in exchange for a payment to the participant with respect to each vested share (and each unvested share if so determined by our Compensation Committee) subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share under the award. The Compensation Committee, in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of any stock award, restricted stock unit award, performance share or performance unit, cash-based award or other share-based award held by a participant upon such conditions and to such extent as determined by our Compensation Committee. It is currently anticipated that awards granted to executive officers will accelerate fully on a change of control. The vesting of non-employee director awards granted under the 2005 Plan automatically will accelerate in full upon a change in control.

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

As described above, certain additional compensation is payable to a Named Executive Officer (i) if his employment was involuntarily terminated without cause, (ii) upon a change in control or (iii) if his employment was terminated involuntarily following a change in control. The amounts shown in the table below assume that such termination was effective as of March 31, 2009, and do not include amounts in which the Named Executive Officer had already vested as of March 31, 2009. The actual compensation to be paid can only be determined at the time of the change in control and/or a Named Executive Officer’s termination of employment.

Potential Payments Upon Termination or Change in Control

			Involuntary
	Involuntary		Termination Without
	Termination Without	Change In Control	Cause Following a
Executive Benefits and Payments Upon Separation	Cause(1)	(No Termination)	Change In Control(2)

Clinton H. Severson
Salary and bonus	$1,853,077	—	$1,853,077
Vesting of restricted stock units(3)	$2,999,760	$2,999,760	$2,999,760
Health and welfare benefits(4)	$11,852	—	$11,852
Total	$4,864,689	$2,999,760	$4,864,689
Alberto R. Santa Ines
Salary and bonus	—	—	$1,046,154
Vesting of restricted stock units(3)	—	$965,440	$965,440
Health and welfare benefits(4)	—	—	$11,128
Excise tax reimbursement(5)	—	—	$101,339
Total		$965,440	$2,124,061
Kenneth P. Aron, Ph.D.
Salary and bonus		—	$1,068,462
Vesting of restricted stock units(3)	—	$965,440	$965,440
Health and welfare benefits(4)	—	—	$31,824
Total	—	$965,440	$2,065,726
Vladimir E. Ostoich, Ph.D.
Salary and bonus	—	—	$1,068,462
Vesting of restricted stock units(3)	—	$965,440	$965,440
Health and welfare benefits(4)	—	—	$23,104
Total	—	$965,440	$2,057,006
Martin V. Mulroy
Salary and bonus	—	—	$962,692
Vesting of restricted stock units(3)	—	$965,440	$965,440
Health and welfare benefits(4)	—	—	$10,992
Excise tax reimbursement(5)	—	—	$189,652
Total	—	$965,440	$2,128,776

(1)	Amounts relate to payments to Mr. Severson equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause (as defined in Mr. Severson’s employment agreement).

(2)	Amounts assume that the Named Executive Officer was terminated without cause or due to constructive termination during the 18-month period following a change in control.

(3)	The value of the restricted stock unit assumes that the market price per share of our common stock on the date of termination of employment was equal to the closing price of our common stock of $17.24 on March 31, 2009, as reported on the NASDAQ Global Select Market.

(4)	Health and welfare benefits includes payment of 24 months of premiums for medical, dental, vision, disability and life insurance benefits.

(5)	For purposes of computing the excise tax reimbursement payments, base amount calculations are based on the Named Executive Officer’s taxable wages for the fiscal years 2004 through 2009.

DIRECTOR COMPENSATION

Director Compensation Table

The table below summarizes the compensation paid to our non-employee directors for fiscal 2009.

	Fees Earned or			All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Total
Name(1)	($)	($)(2)(3)(4)	($)(5)	($)	($)

Richard J. Bastiani, Ph.D.	24,000	36,346	—	—	60,346
Henk J. Evenhuis	28,250	36,346	—	—	64,596
Brenton G. A. Hanlon	24,000	36,346	—	—	60,346
Prithipal Singh, Ph.D.	21,250	36,346	—	—	57,596
Ernest S. Tucker, III, M.D.	23,250	36,346	—	—	59,596

(1)	Clinton H. Severson, our Chief Executive Officer and Director, is not included in this table as he is an employee of the Company and receives no compensation for his services as a director. The compensation received by Mr. Severson as an employee is shown in the “Summary Compensation Table” above.

(2)	Amounts listed in this column represent our accounting expense for these awards, over the requisite service period, in accordance with SFAS No. 123(R). For a discussion of the assumptions used in determining the fair value of awards of restricted stock units in the above table, see Note 11 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. Restricted stock units were granted to non-employee directors starting in fiscal 2007. No stock awards were forfeited by any of our non-employee directors during fiscal 2009.

(3)	Each non-employee director listed in the table above was granted an award of 1,500 restricted stock units on May 5, 2008 under our 2005 Plan. The grant date fair value, as determined in accordance with SFAS No. 123(R), of the restricted stock units granted during fiscal 2009 for each of the directors listed in the table above was $37,500.

(4)	As of March 31, 2009, each of our non-employee directors held 1,500 shares of unvested restricted stock units.

(5)	No options were awarded to our non-employee directors in fiscal 2009, 2008 or 2007. As of March 31, 2009, the non-employee directors held the following number of outstanding options: Dr. Bastiani, 24,000; Mr. Evenhuis, 18,000; Mr. Hanlon, 16,000; Dr. Singh, 22,000; and Dr. Tucker, 13,000 shares.

Cash Compensation Paid to Board Members

During fiscal 2009, all non-employee directors received an annual retainer of $12,000. The non-employee Chairs of our Audit Committee and Compensation Committee received an annual supplement of $5,000 and $2,000, respectively. Our non-employee directors each received $1,250 per board meeting attended and $1,000 per committee meeting attended. We also reimburse our non-employee directors for reasonable travel expenses incurred in connection with attending board and committee meetings. Directors who are employees receive no compensation for their service as directors.

Equity Compensation Paid to Board Members

Non-employee directors are eligible to receive awards under the 2005 Plan, but such awards are discretionary and not automatic. In fiscal 2009, 2008 and 2007, each non-employee director received an annual equity award of 1,500 restricted stock units granted under the 2005 Plan. Each award of restricted stock units represents the right of the participant to receive, without payment of monetary consideration, on the vesting date, a number of shares of common stock equal to the number of units vesting on such date. Subject to the director’s continued service with us through the applicable vesting date, each restricted stock unit award will vest in full 12 months after the grant date. Under the terms of the 2005 Plan, the vesting of each non-employee director restricted stock unit award will also be accelerated in full in the event of a “change in control,” as defined in the 2005 Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 31, 2009 by (i) each of the Named Executive Officers in the Summary Compensation Table; (ii) each of our directors; (iii) all of our executive officers and directors as a group and (iv) six holders of at least five percent of our common stock. The persons named in the table have sole or shared voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

		Percent of Abaxis
	Shares	Common Stock
	Beneficially	Beneficially
Name and Address of Beneficial Owner	Owned	Owned(1)

Five Percent Holders:
Brown Capital Management, Inc.(3)	2,371,380	10.8%
Capital World Investors(4)	1,486,800	6.8%
Wasatch Advisors, Inc.(5)	1,448,354	6.6%
Neuberger Berman Inc. and Neuberger Berman, LLC(6)	1,430,245	6.5%
Kayne Anderson Rudnick Investment Management, LLC(7)	1,275,646	5.8%
FMR LLC(8)	1,139,400	5.2%
Executive Officers:(2)
Clinton H. Severson(9)	672,170	3.0%
Vladimir E. Ostoich, Ph.D.(10)	405,662	1.8%
Alberto R. Santa Ines(11)	126,681	*
Kenneth P. Aron, Ph.D.(12)	110,893	*
Martin V. Mulroy(13)	21,701	*
Outside Directors:(2)
Richard J. Bastiani, Ph.D.(14)	81,500	*
Brenton G. A. Hanlon(15)	25,400	*
Prithipal Singh, Ph.D.(16)	30,500	*
Ernest S. Tucker, III, M.D.(17)	13,000	*
Henk J. Evenhuis(18)	22,500	*
Executive officers and directors as a group (11 persons)(19)	1,511,226	6.7%

*	Less than one percent.

(1)	The percentages shown in this column are calculated based on 21,984,832 shares of common stock outstanding on May 31, 2009 and includes shares of common stock that such person or group had the right to acquire on or within 60 days after that date, including, but not limited to, upon the exercise of options.

(2)	The business address of the beneficial owners listed is c/o Abaxis, Inc., 3240 Whipple Road, Union City, CA 94587.

(3)	Based on information set forth in a Schedule 13G/A filed with the SEC on May 13, 2009 by Brown Capital Management, Inc., reporting sole power to vote and dispose of 1,125,215 and 2,371,380 shares, respectively. The business address for Brown Capital Management, Inc. is 1201 North Calvert Street, Baltimore, MD 21202.

(4)	Based on information set forth in a Schedule 13G filed with the SEC on February 13, 2009 by Capital World Investors, reporting sole power to vote and dispose of 1,486,800 shares. The business address for Capital World Investors is 333 South Hope Street, Los Angeles, CA 90071.

(5)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 17, 2009 by Wasatch Advisors, Inc., reporting sole power to vote and dispose of 1,448,354 shares. The business address for Wasatch Advisors, Inc. is 150 Social Hall Avenue, Salt Lake City, UT 84111.

(6)	Based on information set forth in a Schedule 13G filed with the SEC on February 12, 2009 by both Neuberger Berman Inc. and Neuberger Berman, LLC reporting sole power to vote and dispose of 3,320 and 0 shares, respectively, and shared power to vote and dispose of 1,065,900 and 1,430,245 shares, respectively. The business address for both Neuberger Berman Inc. and Neuberger Berman, LLC is 605 Third Avenue, New York, NY 10158.

(7)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 10, 2009 by Kayne Anderson Rudnick Investment Management, LLC, reporting sole power to vote and dispose of 1,275,646 shares. The business address for Kayne Anderson Rudnick Investment Management, LLC is 1800 Avenue of the Stars, 2nd Floor, Los Angeles, CA 90067.

(8)	Based on information set forth in a Schedule 13G filed with the SEC on February 17, 2009 by FMR LLC, reporting sole power to vote and dispose of 0 and 1,139,400 shares, respectively. The business address for FMR LLC is 82 Devonshire Street, Boston, MA 02109.

(9)	Includes:

•	461,753 shares held by Mr. Severson; and

•	210,417 shares subject to stock options exercisable by Mr. Severson within sixty days of May 31, 2009.

(10)	Includes:

•	152,079 shares held by Dr. Ostoich;

•	26,355 shares held by Dr. Ostoich’s IRA;

•	22,400 shares held by Mrs. Ostoich’s IRA;

•	117,328 shares held by the Vladimir Ostoich and Liliana Ostoich Trust Fund, for the benefit of Dr. Ostoich and his wife; and

•	87,500 shares subject to stock options exercisable by Dr. Ostoich within sixty days of May 31, 2009.

(11)	Includes:

•	24,249 shares held by Mr. Santa Ines; and

•	102,432 shares subject to stock options exercisable by Mr. Santa Ines within sixty days of May 31, 2009.

(12)	Includes:

•	13,284 shares held by Dr. Aron; and

•	97,609 shares subject to stock options exercisable by Dr. Aron within sixty days of May 31, 2009.

(13)	Includes:

•	8,160 shares held by Mr. Mulroy; and

•	13,541 shares subject to stock options exercisable by Mr. Mulroy within sixty days of May 31, 2009.

(14)	Includes:

•	57,500 shares held by Dr. Bastiani; and

•	24,000 shares subject to stock options exercisable by Dr. Bastiani within sixty days of May 31, 2009.

(15)	Includes:

•	9,400 shares held by Mr. Hanlon; and

•	16,000 shares subject to stock options exercisable by Mr. Hanlon within sixty days of May 31, 2009.

(16)	Includes:

•	8,500 shares held by Dr. Singh; and

•	22,000 shares subject to stock options exercisable by Dr. Singh within sixty days of May 31, 2009.

(17)	Reflects:

•	13,000 shares subject to stock options exercisable by Dr. Tucker within sixty days of May 31, 2009.

(18)	Includes:

•	4,500 shares held by Mr. Evenhuis; and

•	18,000 shares subject to stock options exercisable by Mr. Evenhuis within sixty days of May 31, 2009.

(19)	Includes:

•	906,727 shares held by all executive officers and directors as a group; and

•	604,499 shares subject to stock options exercisable by all executive officers and directors as a group within sixty days of May 31, 2009.

Securities Authorized for Issuance Under Equity Compensation Plans

Abaxis has two equity incentive plans under which our equity securities are or have been authorized for issuance to our employees, directors and consultants: (i) the 2005 Equity Incentive Plan (the “2005 Plan”), which amended and restated the 1998 Stock Option Plan, and (ii) the 1992 Outside Directors Stock Option Plan (the “Directors Plan”). Both the 2005 Plan and the Directors Plan have been approved by our shareholders. In June 2002, the time period for granting options under the Directors Plan expired in accordance with the terms of the plan.

From time to time we issue warrants to purchase shares of our common stock to non-employees, such as service providers and purchasers of our preferred stock. As of March 31, 2009, there were no warrants outstanding to purchase shares of common stock.

The following table provides aggregate information as of March 31, 2009 regarding outstanding options, unvested restricted stock units and shares reserved under our equity compensation plans.

Equity Compensation Plan Information

	Number of Securities to	Weighted-Average		Number of Securities Remaining
	be Issued Upon Exercise	Exercise Price of		Available for Future Issuance
	of Outstanding Options,	Outstanding Options,		Under Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights		Plans(1)

Equity compensation plans approved by our shareholders:
2005 Equity Incentive Plan(2)	1,499,000	$9.03	(3)	703,000
1992 Outside Directors’ Stock Option Plan	39,000	$5.30		—

Equity compensation plans not approved by our shareholders:	—	—		—

Total:	1,538,000	$8.86	(3)	703,000

(1)	The shares are available for award grant purposes under the 2005 Plan and excludes shares listed under the column “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(2)	The 2005 Plan amended and restated the 1998 Stock Option Plan in October 2005. To date, share-based awards granted under the 2005 Plan includes stock options and restricted stock units.

(3)	Excludes outstanding and unvested restricted stock unit awards, for which there is no exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the fiscal year ended March 31, 2009, there was not, nor is there any currently proposed transaction or series of similar transactions to which Abaxis was or is to be a party in which the amount involved exceeds $120,000 and in which any executive officer, director or holder of more than 5% of any class of voting securities of Abaxis and members of that person’s immediate family had or will have a direct or indirect material interest, other than as set forth in the “Summary Compensation Table” above.

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

For the fiscal years ended March 31, 2009 and 2008, our independent registered public accounting firm, Burr, Pilger & Mayer LLP billed the approximate fees set forth below. All fees included below were approved by the Audit Committee.

	Year Ended March 31,
	2009	2008

Audit Fees(1)	$636,000	$614,000
Audit-Related Fees(2)	48,000	—
Tax Fees	—	—
All Other Fees	—	—

Total All Fees	$684,000	$614,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements, including attestation services related to Section 404 of the Sarbanes-Oxley Act of 2002 and Abaxis’ tax deferral savings plan.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” In fiscal 2009, these services include due diligence services pertaining to potential acquisitions.

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

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

Abaxis, Inc.

Schedule II

Valuation and Qualifying Accounts and Reserves
Years ended March 31, 2009, 2008 and 2007

	Balance at	Additions
	Beginning of	Charged to	Deductions from	Balance at
Description	Year	Expenses	Reserves	End of Year

Year ended March 31, 2009:
Allowance for Doubtful Accounts	$246,000	$115,000	$—	$361,000
Reserve for Sales Allowances	26,000	121,000	120,000	27,000

Total Reserve for Doubtful Accounts and Sales Allowances	$272,000	$236,000	$120,000	$388,000

Year ended March 31, 2008:
Allowance for Doubtful Accounts	$174,000	$114,000	$42,000	$246,000
Reserve for Sales Allowances	368,000	51,000	393,000	26,000

Total Reserve for Doubtful Accounts and Sales Allowances	$542,000	$165,000	$435,000	$272,000

Year ended March 31, 2007:
Allowance for Doubtful Accounts	$109,000	$78,000	$13,000	$174,000
Reserve for Sales Allowances	234,000	849,000	715,000	368,000

Total Reserve for Doubtful Accounts and Sales Allowances	$343,000	$927,000	$728,000	$542,000

Exhibit Index

Exhibit
No.		Description of Document

3.1		Restated Articles of Incorporation (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 1993 and incorporated herein by reference.)
3.2		By-laws (Filed with the Securities and Exchange Commission in our Registration Statement No. 33-44326 on December 11, 1991 and incorporated herein by reference.)
3.3		Amendment to the By-laws (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on July 30, 2007 and incorporated herein by reference.)
4.1		Registration Rights Agreement, dated as of March 29, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on May 13, 2002 and incorporated herein by reference.)
4.2		Abaxis, Inc. and Equiserve Trust Company, N.A. as Rights Agent, Rights Agreement, dated as of April 23, 2003 (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on May 16, 2003 and incorporated herein by reference.)
4.3		Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3.
10	.1*	1989 Stock Option Plan, as amended and restated as the 1998 Stock Option Plan (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.)
10	.2*	1992 Outside Directors Stock Option Plan and forms of agreement (Filed with the Securities and Exchange Commission as an exhibit with our Def 14A Proxy Statement on August 10, 1992 and incorporated herein by reference.)
10	.3+	Licensing agreement between Abaxis, Inc. and Pharmacia Biotech, Inc., dated October 1, 1994 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.)
10.4		Lease Agreement with Principal Development Investors, LLC, dated June 21, 2000 (Filed with the Securities and Exchange Commission as an exhibit with our Registration Statement on Form S-3 on January 10, 2001 and incorporated herein by reference.)
10.5		Loan and Security Agreement with Comerica Bank California, dated March 13, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.)
10.6		First and Second Modification to Loan and Security Agreement with Comerica Bank California, dated March 29, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.)
10.7		Loan Revision/Extension Agreement with Comerica Bank California, dated March 29, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.)
10.8		Loan Revision/Extension Agreement with Comerica Bank California, dated September 23, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.)
10	.9+	Letter Setting Forth Additional Terms of Relationship Between Abaxis, Inc. and Pharmacia Biotech, dated as of June 9, 1997 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.)
10	.10+	Private Label Manufacturing and Supply Agreement by and between Diatron Messtechnik GmbH and Abaxis, Inc., dated November 13, 2003 (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and incorporated herein by reference.)
10.11		Distribution Agreement by and between Scil Animal Care Company GmbH and Abaxis, Inc., dated September 1, 2001 (Filed with the Securities and Exchange Commission as an exhibit with Amendment Number One to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002, on December 24, 2002 and incorporated herein by reference.)
10.12		Loan and Security Agreement by and between Abaxis, Inc. and Comerica Bank California, dated as of September 8, 2003 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.)

Exhibit
No.		Description of Document

10.13		First Modification to Business Loan Agreement with Comerica Bank California, dated September 15, 2004 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)
10	.14*	Employment Agreement with Mr. Clinton H. Severson, dated July 11, 2005 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.)
10	.15*	2005 Equity Incentive Plan, as amended as of October 28, 2008 (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on November 3, 2008 and incorporated herein by reference.)
10	.16*	Abaxis, Inc. Executive Change of Control Severance Plan, as amended as of December 23, 2008 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference.)
10	.17+	Amendment, dated September 21, 2006, to the Private Label Manufacturing and Supply Agreement by and between Diatron Messtechnik GmbH and Abaxis, Inc., dated November 13, 2003 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)
10	.18+	Distribution Agreement by and between Walco International, Inc. (d/b/a DVM Resources) and Abaxis, Inc., dated April 1, 2006 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)
10	.19*	Fiscal 2010 Base Salary and Target Bonus for the Named Executive Officers (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on April 28, 2009 and incorporated herein by reference.)
10	.20+	Addendum, dated February 28, 2008, to the Private Label Manufacturing and Supply Agreement by and between Diatron Messtechnik GmbH and Abaxis, Inc., dated November 13, 2003 (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and incorporated herein by reference.)
10	.21*	Form of Indemnification Agreement entered into by Abaxis, Inc. with each of its directors and executive officers (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and incorporated herein by reference.)
10	.22++	License Agreement by and between Inverness Medical Switzerland GmbH and Abaxis, Inc., dated January 5, 2009.
21.1		Subsidiaries of the Company.
23.1		Consent of Burr, Pilger & Mayer LLP, Independent Registered Public Accounting Firm
24.1		Power of Attorney. Reference is made to the Signature Page hereto.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment of certain portions of this agreement has been granted by the Securities and Exchange Commission.

++	Confidential treatment of certain portions of this agreement has been requested from the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

#	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 12, 2009.

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

Signature	Title	Date

/s/ Clinton H. Severson Clinton H. Severson	President, Chief Executive Officer and Director (Principal Executive Officer)	June 12, 2009

/s/ Alberto R. Santa Ines Alberto R. Santa Ines	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	June 12, 2009

/s/ Richard J. Bastiani, Ph.D. Richard J. Bastiani, Ph.D.	Director	June 12, 2009

/s/ Henk J. Evenhuis Henk J. Evenhuis	Director	June 12, 2009

/s/ Brenton G. A. Hanlon Brenton G. A. Hanlon	Director	June 12, 2009

/s/ Prithipal Singh, Ph.D. Prithipal Singh, Ph.D.	Director	June 12, 2009

/s/ Ernest S. Tucker III Ernest S. Tucker III	Director	June 12, 2009