Form 10-Q
period 2009-06-30
ABAXIS INC
filed 2009-08-10
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 6, 2009, there were 21,998,000 shares of the Registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q
For the Quarter Ended June 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	June 30,
	2009	2008

Revenues	$29,625	$24,572
Cost of revenues	12,470	11,069

Gross profit	17,155	13,503

Operating expenses:
Research and development	2,573	1,997
Sales and marketing	6,360	5,827
General and administrative	2,498	1,662

Total operating expenses	11,431	9,486

Income from operations	5,724	4,017
Interest and other income (expense), net	514	462

Income before income tax provision	6,238	4,479
Income tax provision	2,482	1,703

Net income	$3,756	$2,776

Net income per share:
Basic net income per share	$0.17	$0.13

Diluted net income per share	$0.17	$0.12

Shares used in the calculation of net income per share:
Weighted average common shares outstanding — basic	21,965,000	21,735,000

Weighted average common shares outstanding — diluted	22,357,000	22,398,000

Share-based compensation expense by function:
Cost of revenues	$49	$35
Research and development	140	61
Sales and marketing	245	137
General and administrative	462	168

Total share-based compensation expense	$896	$401

See accompanying Notes to the Condensed Consolidated Financial Statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	March 31,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$46,868	$49,237
Short-term investments	20,215	20,776
Accounts receivables (net of allowances of $473 at June 30, 2009 and $388 at March 31, 2009)	24,159	21,983
Inventories	15,488	15,735
Prepaid expenses	959	957
Net deferred tax asset, current	4,628	4,676

Total current assets	112,317	113,364
Long-term investments	13,759	4,886
Property and equipment, net	14,366	14,798
Intangible assets, net	5,031	5,175
Other assets	35	24
Net deferred tax asset, non-current	2,464	2,464

Total assets	$147,972	$140,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,303	$3,963
Accrued payroll and related expenses	4,296	3,698
Accrued taxes	2,005	34
Other accrued liabilities	1,135	1,116
Deferred revenue	1,047	1,024
Warranty reserve	1,732	1,714

Total current liabilities	14,518	11,549

Non-current liabilities:
Deferred rent	92	137
Deferred revenue	1,429	1,550
Warranty reserve	653	583

Total non-current liabilities	2,174	2,270

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 35,000,000 shares authorized; 21,985,000 and 21,933,000 shares issued and outstanding at June 30, 2009 and at March 31, 2009, respectively	118,489	117,846
Retained earnings	12,802	9,046
Accumulated other comprehensive loss	(11)	—

Total shareholders’ equity	131,280	126,892

Total liabilities and shareholders’ equity	$147,972	$140,711

See accompanying Notes to the Condensed Consolidated Financial Statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,756	$2,776
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,290	1,004
Investment premium amortization	11	—
(Gain) loss on disposal of property and equipment	6	(20)
(Gain) loss on foreign exchange translation	(88)	—
Share-based compensation expense	896	401
Excess tax benefits from share-based awards	(190)	(1,773)
Provision for deferred income taxes	245	1,439
Changes in assets and liabilities:
Accounts receivables, net	(2,127)	(79)
Inventories	(93)	(296)
Prepaid expenses	(2)	(763)
Other assets	(11)	5
Accounts payable	340	(1,613)
Accrued payroll and related expenses	598	(830)
Accrued taxes	1,770	120
Other accrued liabilities	19	(280)
Deferred rent	(45)	(35)
Deferred revenue	(98)	331
Warranty reserve	88	167

Net cash provided by operating activities	6,365	554

Cash flows from investing activities:
Purchases of available-for-sale investments	(3,030)	—
Purchases of held-to-maturity investments	(11,706)	(6,991)
Proceeds from redemptions of available-for-sale investments	—	4,000
Proceeds from maturities of held-to-maturity investments	5,597	6,991
Principal payments of asset-backed securities	798	—
Purchases of property and equipment	(373)	(524)
Proceeds from disposal of property and equipment	—	20

Net cash (used in) provided by investing activities	(8,714)	3,496

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans, net	(249)	(11)
Excess tax benefits from share-based awards	190	1,773

Net cash (used in) provided by financing activities	(59)	1,762

Effect of exchange rate changes on cash and cash equivalents	39	—

Net (decrease) increase in cash and cash equivalents	(2,369)	5,812
Cash and cash equivalents at beginning of period	49,237	17,219

Cash and cash equivalents at end of period	$46,868	$23,031

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$227	$144

Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$(11)	$83

Transfers of equipment between inventory and property and equipment, net	$347	$589

Net change in capitalized share-based compensation	$7	$(6)

Common stock withheld for employee taxes in connection with share-based compensation	$287	$229

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
Principles of Consolidation. The accompanying unaudited condensed consolidated financial statements as of and for the three-month period ended June 30, 2009 include the accounts of the Company and its wholly-owned subsidiary, Abaxis Europe GmbH. All intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation. The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three-month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2010 or for any interim or future period.
These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
In preparing the accompanying unaudited condensed consolidated financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after June 30, 2009 and through the time of filing these condensed consolidated financial statements on Form 10-Q with the SEC on August 10, 2009. There were no subsequent events requiring recognition or disclosure in the financial statements.
Reclassifications. Certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentation. These reclassifications had no material impact on previously reported results of operations or financial position.
Use of Estimates in Preparation of Financial Statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include allowance for doubtful accounts, fair value of investments, sales and other allowances, valuation of inventory, fair values of purchased intangible assets, useful lives of intangible assets, income taxes, valuation allowance for deferred tax assets, share-based compensation and warranty reserves. Management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results that the Company experiences may differ materially from these estimates.
Significant Accounting Policies. The Company’s significant accounting policies are disclosed in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC on June 12, 2009, and have not changed significantly as of June 30, 2009.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the Financial Accounting Standards Board (the “FASB”) approved the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. The Codification is effective for interim and annual periods ending after September 15, 2009. The Codification will be effective for the Company in the interim period ending September 30, 2009 and the Company does not expect the adoption of the Codification to have a material impact on its consolidated financial position, results of operations or cash flows.
In May 2009, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 modifies the definition of what qualifies as a subsequent event—those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued—and requires companies to disclose the date through which it has evaluated subsequent events and the basis for determining that date. The Company adopted the provisions of SFAS No. 165 during the quarter ended June 30, 2009, in accordance with the effective date. The Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. Financial Accounting Standard (“FAS”) 115-2 and FAS No. 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2”). FSP No. FAS 115-2 provides guidance in determining whether impairments in debt securities are other than temporary, and modifies the presentation and disclosures surrounding such instruments. FSP No. FAS 115-2 is effective for the Company for interim periods ending after June 15, 2009 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. FAS 107-1”). FSP No. FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. FSP No. FAS 107-1 is effective for the Company’s quarter ended June 30, 2009. FSP No. FAS 107-1 applies only to financial statement disclosures and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.
In April 2009, the FASB issued FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS No. 157. FSP No. FAS 157-4 is effective for the Company’s quarter ended June 30, 2009 and the adoption did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP No. FAS 157-3”). FSP No. FAS 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS No. 157-3 became effective upon issuance, including with respect to prior periods for which financial statements have not been issued. The Company’s adoption of FSP No. FAS 157-3 did not have a material impact on its consolidated financial position, results of operations or cash flows.
In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. FAS 142-3”). FSP No. FAS 142-3 amends SFAS No. 142, “Goodwill and Other Intangible Assets,” to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 and other U.S. generally accepted accounting principles. FSP No. FAS 142-3 is effective for fiscal years beginning after December 15, 2008, as well as interim periods within those fiscal years. The Company’s adoption of FSP No. FAS 142-3 did not have a material impact on its consolidated financial position, results of operations or cash flows.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which is intended to enable investors to better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows through enhanced disclosure requirements. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS No. 161 was effective for the Company on April 1, 2009. The Company’s adoption of SFAS No. 161 did not have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 3. INVESTMENTS
The following table summarizes short-term and long-term investments by major security type (in thousands):

	June 30, 2009
	Cost or	Gross Unrealized	Fair
	Amortized Cost	Gain (Loss)	Value
Short-term investments
Held-to-maturity:
Certificates of deposits	$18,001	$—	$18,001

Total short-term investments in held-to-maturity	$18,001	$—	$18,001

Available-for-sale:
Asset-backed securities	$2,232	$(18)	$2,214

Total short-term investments in available-for-sale	$2,232	$(18)	$2,214

Total short-term investments	$20,233	$(18)	$20,215

Long-term investments
Held-to-maturity:
Certificates of deposits	$3,168	$—	$3,168
Corporate bonds	10,591	—	10,591

Total long-term investments in held-to-maturity	$13,759	$—	$13,759

	March 31, 2009
	Cost or	Gross Unrealized	Fair
	Amortized Cost	Gain (Loss)	Value
Short-term investments
Held-to-maturity:
Certificates of deposits	$20,776	$—	$20,776

Total short-term investments in held-to-maturity	$20,776	$—	$20,776

Long-term investments
Held-to-maturity:
Certificates of deposits	$2,376	$—	$2,376
Corporate bonds	2,510	—	2,510

Total long-term investments in held-to-maturity	$4,886	$—	$4,886

As of June 30, 2009 and March 31, 2009, unrealized gain (loss) on investments, net of related income taxes, was $(11,000) and $0, respectively.
The contractual maturities of short-term and long-term investments as of June 30, 2009, are as follows (in thousands):

Investments excluding asset-backed securities	Fair Value
Due in less than one year (fiscal year 2010)	$18,001
Due in 1 to 2 years (fiscal year 2011)	13,759
Asset-backed securities(1)
Weighted average maturity less than 1 year	621
Weighted average maturity 1 to 2 years	1,593

Total investments	$33,974

(1)	Asset-backed securities are separately disclosed as they are not due at a single maturity date.
NOTE 4. FAIR VALUE MEASUREMENTS
Effective April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) to measure the fair value of its financial assets and financial liabilities. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS No. 157 are described below:
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
The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of June 30, 2009 (in thousands):

	As of June 30, 2009
	Quoted Prices in
	Active Markets	Significant Other	Significant
	for Identical	Observable	Unobservable
	Assets	Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash and cash equivalents(1)	$46,868	$—	$—	$46,868
Short-term investments:
Certificates of deposits	18,001	—	—	18,001
Asset-backed securities	2,214	—	—	2,214
Long-term investments:
Certificates of deposits	3,168	—	—	3,168
Corporate bonds	10,591	—	—	10,591

Total assets at fair value	$80,842	$—	$—	$80,842

(1)	Cash and cash equivalents as of June 30, 2009 consisted of $7.1 million in cash and $39.8 million in cash equivalents, consisting of money market mutual funds.
The fair value of the Company’s Level 1 financial assets is based on quoted market prices of the underlying security. As of June 30, 2009, the Company did not have any Level 2 or Level 3 financial assets or liabilities.
NOTE 5. INVENTORIES
Inventories, include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories were as follows (in thousands):

	June 30,	March 31,
	2009	2009
Raw materials	$9,032	$8,539
Work-in-process	2,613	2,592
Finished goods	3,843	4,604

Inventories	$15,488	$15,735

NOTE 6. WARRANTY RESERVES
The Company provides for the estimated future costs to be incurred under the Company’s standard warranty obligation on its instruments and reagent discs.
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
Reagent Discs. The Company records a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. During the three months ended June 30, 2009 and 2008, the provision for warranty expense related to replacement of defective reagent discs was $75,000 and $77,000, respectively. The balance of accrued warranty reserve related to replacement of defective reagent discs at June 30, 2009 and 2008 was $461,000 and $407,000, respectively, which was classified as a current liability on the balance sheet.

The Company evaluates its estimates for warranty reserves on an ongoing basis and believes it has the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in the Company’s warranty reserve accrual in the period in which the change was identified.
The change in the Company’s accrued warranty reserve during the three months ended June 30, 2009 and 2008 is summarized as follows (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Balance at beginning of period	$2,297	$1,948
Provision for warranty expense	257	507
Warranty costs incurred	(169)	(340)

Balance at end of period	2,385	2,115
Non-current portion of warranty reserve	653	1,007

Current portion of warranty reserve	$1,732	$1,108

NOTE 7. LINE OF CREDIT
The Company has a line of credit with Comerica Bank-California which provides for borrowings of up to $2.0 million. The line of credit may be terminated upon notification by either party and any outstanding balance is payable upon demand. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 3.00% at June 30, 2009, and is payable monthly. At June 30, 2009, of the $2.0 million available, $97,000 was committed to secure a letter of credit for the Company’s facilities lease. At June 30, 2009, there was no amount outstanding under the Company’s line of credit. The weighted average interest rates on the line of credit during the three months ended June 30, 2009 and 2008 were 3.00% and 4.83%, respectively.
The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. At June 30, 2009, the Company was in compliance with each of these covenants. Included in these financial covenants, among other stipulations, are the following requirements:
•	The Company must have a minimum net income of $25,000 before preferred stock dividends and accretion on preferred stock in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.
•	The Company is required to be profitable, as defined, on a fiscal year to date basis beginning, with respect to the current fiscal year, with the six month period ending September 30, 2009 and to have net income before preferred stock dividends and accretion on preferred stock of at least $1.2 million for the fiscal year ending March 31, 2010.
•	The Company is required to comply with certain financial covenants as follows:

Financial Covenants	Requirements
Quick ratio, as defined	Not less than 2.00 to 1.00
Cash flow coverage, as defined	Not less than 1.25 to 1.00
Debt to net worth ratio, as defined	Not greater than 1.00 to 1.00
Tangible effective net worth, as defined	Not less than $25.7 million
Borrowings under the line of credit are collateralized by the Company’s net book value of assets of $131.3 million at June 30, 2009, including its intellectual property.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Purchase Commitments. In October 2008, the Company entered into an original equipment manufacturing (“OEM”) agreement with Scandinavian Micro Biodevices APS (“SMB”) to purchase coagulation analyzers and coagulation cartridges. In the fourth quarter of fiscal 2009, the Company started marketing the products and, upon achievement of certain milestones by SMB outlined in the agreement, the Company will be subject to the minimum purchase commitments under the OEM agreement. These milestones have not yet been met and the Company is currently purchasing coagulation analyzers and coagulation cartridges on a purchase order basis, but all such purchases will count towards purchase obligations if and when they are triggered.
Patent License Agreement. Effective January 2009, the Company entered into a license agreement with Inverness Medical Switzerland GmbH (“Inverness”). Under the license agreement, the Company licensed co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace. The license agreement provides that Inverness shall not grant any future rights to any third parties under its current lateral flow patent rights in the animal health diagnostics field in the professional marketplace. The license agreement enables the Company to develop and market products under rights from Inverness to address animal health and laboratory animal research markets.

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
Share-based compensation has been classified in the statements of operations or capitalized on the balance sheets in the same manner as cash compensation paid to employees. Non-cash compensation expense recognized for share-based awards during the three months ended June 30, 2009 and 2008 was $896,000 and $401,000, respectively. Capitalized share-based compensation costs at June 30, 2009 and 2008 were $40,000 and $21,000, respectively, which were included in inventories on the Company’s Condensed Consolidated Balance Sheets.
Cash Flow Impact
SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for the three months ended June 30, 2009 and 2008 were $190,000 and $1.8 million, respectively.
Equity Compensation Plans
The Company’s share-based compensation plans are described below.
2005 Equity Incentive Plan. The Company’s 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended the Company’s 1998 Stock Option Plan. The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. On October 28, 2008, the Company’s shareholders approved an amendment to the Equity Incentive Plan to increase the shares reserved for issuance under the Equity Incentive Plan by 500,000 shares. As of June 30, 2009, the Equity Incentive Plan provides for the issuance of a maximum of 5,386,000 shares, of which 539,000 shares of common stock were then available for future issuance.
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
1992 Outside Directors’ Stock Option Plan. Under the Company’s 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors. Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. The Directors Plan provided for the issuance of a maximum of 250,000 shares. As of June 30, 2009, all outstanding options under the Directors Plan were fully vested and fully exercisable and no shares of common stock were available for future issuance because the time period for granting options expired in accordance with the terms of the Directors Plan in June 2002.

The Company’s current practice is to issue new shares of common stock from its authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.
Stock Options
Prior to April 1, 2006, the Company granted stock options to employees, with an exercise price equal to the closing market price of the Company’s common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment with the Company. In addition, prior to April 1, 2006, the Company granted stock options to non-employee directors with an exercise price equal to the closing market price of the Company’s common stock on the date of grant and became exercisable over a period of one year based on monthly vesting terms, conditional on continuous service to the Company. There were no stock options granted since the beginning of fiscal 2007 or during the three months ended June 30, 2009.
The Company used the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006. The fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach. In accordance with the provisions of SFAS No. 123(R), the Company has recognized compensation expense during the requisite service period of the stock option. As of June 30, 2009, the Company had no unrecognized compensation expense related to stock options granted.
Stock Option Activity
The following table summarizes information regarding options outstanding and options exercisable at June 30, 2009 and the changes during the three-month period then ended:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Life (Years)	(In thousands)
Outstanding at March 31, 2009	848,000	$8.86
Granted	—	—
Exercised	(11,000)	3.27
Canceled or forfeited	—	—

Outstanding at June 30, 2009	837,000	$8.93	3.01	$9,886

Vested and expected to vest at June 30, 2009	837,000	$8.93	3.01	$9,886

Exercisable at June 30, 2009	837,000	$8.93	3.01	$9,886

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on the Company’s closing stock price as of June 30, 2009, that would have been received by the option holders had all option holders exercised their stock options as of that date. Total intrinsic value of stock options exercised during the three months ended June 30, 2009 and 2008 was $165,000 and $818,000, respectively. Cash proceeds from stock options exercised during the three months ended June 30, 2009 and 2008 were $38,000 and $218,000, respectively.
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

The fair value of restricted stock unit awards used in the Company’s expense recognition method is measured based on the number of shares granted and the closing market price of the Company’s common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of June 30, 2009, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $14.8 million, which is expected to be recognized over a weighted average service period of 2.45 years.
Restricted Stock Unit Activity
The following table summarizes restricted stock unit activity for the three months ended June 30, 2009:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value(1)
Unvested at March 31, 2009	690,000	$23.43
Granted	220,000	15.15
Vested(2)	(59,000)	24.17
Canceled or forfeited	(56,000)	23.92

Unvested at June 30, 2009	795,000	$21.05

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of the Company’s common stock on the date of grant.

(2)	The number of restricted stock units vested includes shares that the Company withheld on behalf of the employees to satisfy the statutory tax withholding requirements.
Total intrinsic value of restricted stock units vested during the three months ended June 30, 2009 and 2008 was $915,000 and $913,000, respectively. The total grant date fair value of restricted stock units vested during the three months ended June 30, 2009 and 2008 was $1.4 million and $860,000, respectively.
NOTE 10. NET INCOME PER SHARE
Basic net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted net income per share is computed by dividing the net income attributable to common shareholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding using the treasury stock method. Dilutive potential common shares outstanding include outstanding stock options and restricted stock units.

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended
	June 30,
	2009	2008
Numerator:
Net income	$3,756	$2,776

Denominator:
Weighted average common shares outstanding — basic	21,965,000	21,735,000
Weighted average effect of dilutive securities:
Stock options	368,000	585,000
Restricted stock units	24,000	78,000

Weighted average common shares outstanding — diluted	22,357,000	22,398,000

Net income per share:
Basic net income per share	$0.17	$0.13

Diluted net income per share	$0.17	$0.12

The Company excluded the following stock options from the computation of diluted weighted average shares outstanding because the exercise price of the stock options is greater than the average market price of the Company’s common stock during the period and, therefore, the inclusion of these stock options would be antidilutive to net income per share:

	Three Months Ended
	June 30,
	2009	2008
Weighted average number of shares underlying antidilutive stock options	176,000	—
Weighted average exercise price per share underlying antidilutive stock options	$21.34	N/A
The Company excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended
	June 30,
	2009	2008
Weighted average number of shares underlying antidilutive restricted stock units	400,000	24,000
NOTE 11. INCOME TAXES
The Company’s effective tax rate for the three months ended June 30, 2009 and 2008 was 40% and 38%, respectively.
The increase in the effective tax rate for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, was primarily due to an increase in non-deductible share-based compensation expense and a change in the Company’s investment portfolio, and partially offset by an increase in federal research and development tax credits and tax benefits for federal qualified production activities.
The Company did not have any unrecognized tax benefits as of June 30, 2009 or June 30, 2008. During the three months ended June 30, 2009 and 2008, the Company did not recognize any interest or penalties related to unrecognized tax benefits.
NOTE 12. COMPREHENSIVE INCOME
The following is a summary of comprehensive income for the three months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Net income	$3,756	$2,776
Other comprehensive income:
Change in unrealized gain (loss) on investments, net of tax	(11)	83

Comprehensive income	$3,745	$2,859

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
Veterinary Market
In the veterinary market reportable segment, the Company serves a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. The products manufactured and sold in this segment primarily consist of VetScan chemistry analyzers and veterinary reagent discs. The Company also sells OEM-supplied products in this segment consisting primarily of hematology instruments and hematology reagent kits. Starting in the fourth quarter of fiscal 2009, OEM-supplied products also included coagulation analyzers, coagulation cartridges and canine heartworm rapid tests. Starting in the first quarter of fiscal 2010, OEM-supplied products also included i-STAT cartridges.
The table below summarizes revenues, cost of revenues and gross profit from the Company’s two operating segments and from certain unallocated items for the three months ended June 30, 2009 and 2008 (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Revenues:
Medical Market	$5,763	$6,529
Veterinary Market	21,823	16,613
Other(1)	2,039	1,430

Total revenues	29,625	24,572

Cost of revenues:
Medical Market	2,631	3,226
Veterinary Market	8,717	7,043
Other(1)	1,122	800

Total cost of revenues	12,470	11,069

Gross profit:
Medical Market	3,132	3,303
Veterinary Market	13,106	9,570
Other(1)	917	630

Gross profit	$17,155	$13,503

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 14. REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS
Revenue Information
The following is a summary of revenues for each group of products provided by the Company (in thousands):

	Three Months Ended
	June 30,
Revenues by Product Category	2009	2008
Instruments(1)	$6,277	$7,802
Consumables(2)	20,905	14,893
Other products	1,639	1,110

Product sales, net	28,821	23,805
Development and licensing revenue	804	767

Total revenues	$29,625	$24,572

(1)	Instruments include chemistry analyzers, hematology instruments and coagulation analyzers.

(2)	Consumables include reagent discs, hematology reagent kits, coagulation cartridges, i-STAT cartridges and canine heartworm rapid tests.
The following is a summary of revenues by geographic region based on customer location (in thousands):

	Three Months Ended
	June 30,
Revenues by Geographic Region	2009	2008
North America	$24,111	$20,295
Europe	4,395	3,385
Asia Pacific and rest of the world	1,119	892

Total revenues	$29,625	$24,572

Significant Concentrations
Revenues from significant customers as a percentage of total revenues were as follows:

		Three Months Ended
	Geographical	June 30,
Distributor	Location	2009	2008
Walco International, Inc., d/b/a DVM Resources	United States	10%	<10%
During the three months ended June 30, 2008, there were no distributors or direct customers that accounted for more than 10% of total worldwide revenues.
At June 30, 2009, one distributor in the United States accounted for 19% of the Company’s total accounts receivable balance. At June 30, 2008, one distributor in the United States accounted for 15% of the Company’s total accounts receivable balance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORWARD-LOOKING STATEMENTS
This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect Abaxis’ current views with respect to future events and financial performance. In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might,” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, in Part II, Item 1A of this report and in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties include, but are not limited to, the market acceptance of our products and the continuing development of our products, regulatory clearance and approvals required by the United States Food and Drug Administration (“FDA”) and other government regulatory authorities, risks associated with manufacturing and distributing our products on a commercial scale, free of defects, risks related to the introduction of new instruments manufactured by third parties, risks associated with entering the human diagnostic market on a larger scale, risks related to the protection of Abaxis’ intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, risks associated with the ability to attract, train and retain competent sales personnel, general market conditions and competition. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Abaxis assumes no obligation to update any forward-looking statements as circumstances change.

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
In January 2009, we introduced a veterinary coagulation analyzer under the name VetScan VSpro. The VetScan VSpro assists in the diagnosis and evaluation of suspected bleeding disorders, toxicity/poisoning, evaluation of Disseminated Intravascular Disease, hepatic disease and monitoring therapy and progression of disease states. The point-of-care coagulation analyzer is offered with a combination assay (PT/aPTT test cartridge) for canine testing. We currently purchase the coagulation analyzers and coagulation cartridges from Scandinavian Micro Biodevices APS of Farum, Denmark.
In January 2009, we introduced a canine heartworm rapid test under the name VetScan Canine Heartworm Rapid Test. The VetScan Canine Heartworm Rapid Test is a highly sensitive and specific test for the detection of Dirofilaria immitis in canine whole blood, serum or plasma. The lateral flow immunoassay technology in the canine heartworm rapid tests provides immediate results.
In May 2009, we entered into an exclusive license agreement with Abbott Point of Care Inc., granting us the right to sell and distribute Abbott’s i-STAT 1 handheld instrument (i-STAT® 1 analyzer) and associated consumables (for blood gas, electrolyte, basic blood chemistry and immunoassay testing) in the animal health care market worldwide. Our right to sell and distribute these products is initially non-exclusive, but becomes exclusive in all countries of the world, except for Japan, on November 1, 2009. Our rights in Japan remain non-exclusive for the term of the agreement. The initial term of the agreement ends on December 31, 2014, and after this initial term, our agreement continues automatically for successive one-year periods unless terminated by either party. We started marketing and sales activities of the i-STAT cartridges in the first quarter of fiscal 2010. We anticipate selling the i-STAT instrument in its current version in the second quarter of fiscal 2010. We expect to launch an Abaxis-branded version of the i-STAT 1 instrument as part of our VetScan line in the second half of fiscal 2010.
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
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the SEC. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and the sensitivity of these estimates to deviations in the assumptions used in making them. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. However, there can be no assurance that our actual results will not differ from these estimates.
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
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of June 30, 2009, we used Level 1 assumptions for our cash and cash equivalents and investments in asset-backed securities, certificates of deposits and corporate bonds, which are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.
Level 2: Directly or indirectly observable market based inputs used in models or other valuation methodologies. As of June 30, 2009, we did not have any Level 2 financial assets or liabilities.
Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of June 30, 2009, we did not have any Level 3 financial assets or liabilities.
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
A provision for defective reagent discs is recorded when related sales are recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated, at which time they are included in cost of revenues. The warranty cost includes the replacement costs and freight of a defective reagent disc.
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
We did not grant stock options during fiscal 2007, 2008 or 2009, or during the first quarter of fiscal 2010. For stock options granted prior to March 31, 2006, we use the Black-Scholes option pricing model to determine the fair value. Determining the appropriate fair value model and calculating the fair value of share-based awards requires highly subjective assumptions, as described below.
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
As required by SFAS No. 123(R), employee share-based compensation expense recognized is calculated over the requisite service period of the awards and reduced for estimated forfeitures. The forfeiture rate is estimated based on historical data of our share-based compensation awards that are granted and cancelled prior to vesting and upon historical experience of employee turnover. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in share-based compensation expense from period to period. To the extent we revise our estimate of the forfeiture rate in the future, our share-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters.
RESULTS OF OPERATIONS
We develop, manufacture, market and sell portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. We operate in two segments: (i) the medical market and (ii) the veterinary market. See “Segment Results” in this section for a detailed discussion.

Total Revenues
Revenues by Geographic Region and by Product Category. Revenues by geographic region based on customer location and revenues by product category during the three months ended June 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
Revenues by Geographic Region	2009	2008	(Decrease)	Change
North America	$24,111	$20,295	$3,816	19%
Percentage of total revenues	81%	83%
Europe	4,395	3,385	1,010	30%
Percentage of total revenues	15%	14%
Asia Pacific and rest of the world	1,119	892	227	25%
Percentage of total revenues	4%	3%

Total revenues	$29,625	$24,572	$5,053	21%

	Three Months Ended
	June 30,		Change
			Increase/	Percent
Revenues by Product Category	2009	2008	(Decrease)	Change
Instruments(1)	$6,277	$7,802	$(1,525)	(20%)
Percentage of total revenues	21%	32%
Consumables(2)	20,905	14,893	6,012	40%
Percentage of total revenues	71%	61%
Other products	1,639	1,110	529	48%
Percentage of total revenues	5%	4%

Product sales, net	28,821	23,805	5,016	21%
Percentage of total revenues	97%	97%
Development and licensing revenue	804	767	37	5%
Percentage of total revenues	3%	3%

Total revenues	$29,625	$24,572	$5,053	21%

(1)	Instruments include chemistry analyzers, hematology instruments and coagulation analyzers.

(2)	Consumables include reagent discs, hematology reagent kits, coagulation cartridges, i-STAT cartridges and canine heartworm rapid tests.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
North America. During the three months ended June 30, 2009, total revenues in North America increased 19%, or $3.8 million, as compared to the three months ended June 30, 2008. The increase in total revenues in North America was attributed to the following:
•	Medical reagent discs sales in North America (excluding the U.S. government) increased 12%, or $303,000, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers.
•	Veterinary reagent discs sales in North America increased 42%, or $3.4 million, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers.
•	Sales of our canine heartworm rapid tests, which we launched in the fourth quarter of fiscal 2009, were $1.1 million in North America during the three months ended June 30, 2009.
•	Sales of our VetScan VSpro coagulation analyzers, which we launched in the fourth quarter of fiscal 2009, were $220,000 in North America during the three months ended June 30, 2009.
•	During the three months ended June 30, 2009, total revenues from other products sold in North America increased 41%, or $446,000, as compared to the three months ended June 30, 2008. The net increase in revenues from other products was primarily due to a decrease in maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products, for which revenue is deferred and recognized ratably over the life of the maintenance contract.

The net increase in revenues in North America was partially offset by the following:
•	Medical reagent discs sold to the U.S. government decreased 10%, or $61,000, primarily due to lower average selling prices during the three months ended June 30, 2009. Sales of our medical reagent discs to the U.S. government were based on the U.S. military’s needs for these products, which were not predictable.
•	Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) decreased 62%, or $970,000, primarily due to inventory stock adjustments by distributors during the three months ended June 30, 2009.
•	Sales of our Piccolo chemistry analyzers to the U.S. government decreased 8%, or $60,000, primarily due to lower average selling prices during the three months ended June 30, 2009. Sales of our Piccolo chemistry analyzers to the U.S. government were based on the U.S. military’s needs for these products, which were not predictable.
•	Sales of our VetScan chemistry analyzers in North America decreased 35%, or $835,000, and sales of our hematology instruments in North America decreased 16%, or $245,000. The decrease in sales of VetScan chemistry analyzers and hematology instruments was primarily due to economic conditions and the resulting impact of reduced capital spending at the physician office level as a result of the reduced availability of credit to customers.
Europe. During the three months ended June 30, 2009, total revenues in Europe increased 30%, or $1.0 million, as compared to the three months ended June 30, 2008. The increase in total revenues in Europe included the following:
•	Veterinary reagent discs sales in Europe increased 39%, or $688,000, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers.
Significant concentration. One distributor in the United States, DVM Resources, accounted for 10% of our total worldwide revenues during the three months ended June 30, 2009. There were no distributors or direct customers that accounted for more than 10% of our total worldwide revenues during the three months ended June 30, 2008.
Segment Results
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
The following table presents revenues, cost of revenues, gross profit and percent of revenues by operating segments for the three months ended June 30, 2009 and 2008 (in thousands, except percentages):

		Three Months Ended
	June 30,				Change
		Percent of		Percent of	Increase/	Percent
	2009	Revenues(1)	2008	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market	$5,763	100%	$6,529	100%	$(766)	(12%)
Percentage of total revenues	19%		26%
Veterinary Market	21,823	100%	16,613	100%	5,210	31%
Percentage of total revenues	74%		68%
Other(2)	2,039		1,430		609	43%
Percentage of total revenues	7%		6%

Total revenues	29,625		24,572		5,053	21%

Cost of revenues:
Medical Market	2,631	46%	3,226	49%	(595)	(18%)
Veterinary Market	8,717	40%	7,043	42%	1,674	24%
Other(2)	1,122		800		322	40%

Total cost of revenues	12,470		11,069		1,401	13%

Gross profit:
Medical Market	3,132	54%	3,303	51%	(171)	(5%)
Veterinary Market	13,106	60%	9,570	58%	3,536	37%
Other(2)	917		630		287	46%

Gross profit	$17,155		$13,503		$3,652	27%

(1)	The percentages reported are based on revenues by operating segment.

(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market
Revenues for Medical Market Segment
During the three months ended June 30, 2009, total revenues in the medical market decreased 12%, or $766,000, as compared to the three months ended June 30, 2008. Components of the change were as follows:
Instruments. Total revenues from sales of our Piccolo chemistry analyzers decreased 38%, or $997,000, during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. The changes were attributed to (a) a decrease in revenues in North America (excluding the U.S. government) of 62%, or $970,000, primarily due to inventory stock adjustments by distributors during the three months ended June 30, 2009, and (b) a decrease in Piccolo chemistry analyzers sold to the U.S. government of 8%, or $60,000, primarily due to lower average selling prices during the three months ended June 30, 2009. Sales of our Piccolo chemistry analyzers to the U.S. government were based on the U.S. military’s needs for these products, which were not predictable.
Consumables. Total revenues from consumables sold in the medical market increased 8%, or $291,000, during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. The increase in revenues from medical reagent discs was primarily attributed to an increase in revenues in North America (excluding the U.S. government) of 12%, or $303,000, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers. The increase was partially offset by a decrease in revenues in medical reagent discs sold to the U.S. government of 10%, or $61,000, primarily due to lower average selling prices during the three months ended June 30, 2009. Sales of our medical reagent discs to the U.S. government were based on the U.S. military’s needs for these products, which were not predictable.
Gross Profit for Medical Market Segment
Gross profit for the medical market segment decreased 5%, or $171,000, during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. Gross profit percentages for the medical market segment during the three months ended June 30, 2009 and 2008 were 54% and 51%, respectively. In absolute dollars, the decrease in gross profit for the medical market segment was primarily due to a decrease in Piccolo chemistry analyzers sold during the three months ended June 30, 2009.
Veterinary Market
Revenues for Veterinary Market Segment
During the three months ended June 30, 2009, total revenues in the veterinary market increased 31%, or $5.2 million, as compared to the three months ended June 30, 2008. Components of the change were as follows:
Instruments. Total revenues from our veterinary instruments sold decreased 10%, or $528,000, during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. The primary factors of the change were as follows:
•	Sales of our VetScan chemistry analyzers decreased 20%, or $681,000, comprising primarily of a decrease in revenues in North America of 35%, or $835,000. The decrease was primarily due to economic conditions and the resulting impact of reduced capital spending at the physician office level as a result of the reduced availability of credit to customers.
•	Sales of our hematology instruments decreased 5%, or $88,000, comprising primarily of a decrease in revenues in North America of 16%, or $245,000. The decrease was primarily due to economic conditions and the resulting impact of reduced capital spending at the physician office level as a result of the reduced availability of credit to customers.
•	Sales of our VetScan VSpro coagulation analyzers, which we launched in the fourth quarter of fiscal 2009, were $241,000 during the three months ended June 30, 2009.
Consumables. Total revenues from consumables in the veterinary market increased 51%, or $5.7 million, during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. The primary factors of the change were as follows:
•	Total revenues from reagent discs sold in the veterinary market increased 40%, or $4.1 million, during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. The increase in revenues from veterinary reagent discs was primarily attributed to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers. The increase in revenues was comprised of (a) an increase in revenues in North America of 42%, or $3.4 million, and (b) an increase in revenues in Europe of 39%, or $688,000.
•	Sales of our canine heartworm rapid tests, which we launched in the fourth quarter of fiscal 2009, were $1.1 million during the three months ended June 30, 2009, primarily in North America.

Gross Profit for Veterinary Market Segment
Gross profit for the veterinary market segment increased 37%, or $3.5 million, during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. Gross profit percentages for the veterinary market segment during the three months ended June 30, 2009 and 2008 were 60% and 58%, respectively. In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) an increase in veterinary reagent discs sold during the three months ended June 30, 2009, (b) higher average selling prices of veterinary reagent discs sold during the three months ended June 30, 2009, and (c) cost improvements on veterinary reagent discs sold during the three months ended June 30, 2009.
Cost of Revenues
The following sets forth, our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2009	2008	(Decrease)	Change
Cost of revenues	$12,470	$11,069	$1,401	13%
Percentage of total revenues	42%	45%
Cost of revenues includes the costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
In absolute dollars, the increase in cost of revenues during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, was primarily due to (a) an increase in the sales volume of veterinary reagent discs and (b) the sales of our canine heartworm rapid tests, and coagulation analyzers and cartridges, which we launched in the fourth quarter of fiscal 2009. As a percentage of total revenues, the decrease in cost of revenues during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, was primarily due to higher average selling prices of veterinary reagent discs sold during the three months ended June 30, 2009.
Gross Profit
The following sets forth, our gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2009	2008	(Decrease)	Change
Total gross profit	$17,155	$13,503	$3,652	27%
Total gross margin	58%	55%
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
In absolute dollars, the increase in gross profit during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, was primarily due to (a) an increase in veterinary reagent discs sold during the three months ended June 30, 2009 and (b) higher average selling prices of veterinary reagent discs sold during the three months ended June 30, 2009. As a percentage, the increase in gross margin during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, was primarily due to (a) an increase in veterinary reagent discs sold during the three months ended June 30, 2009, (b) higher average selling prices of veterinary reagent discs sold during the three months ended June 30, 2009, and (c) cost improvements on veterinary reagent discs sold during the three months ended June 30, 2009.
Operating Expenses
Research and Development
The following sets forth, our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2009	2008	(Decrease)	Change
Research and development expenses	$2,573	$1,997	$576	29%
Percentage of total revenues	9%	8%

Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and enhancement of existing products.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
The increase in research and development expenses, in absolute dollars, during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, was primarily due to new product development and enhancement of existing products and clinical trials. Research and development expenses are based on the project activities planned and the level of spending depends on budgeted expenditures. The projects primarily relate to new product development in both the medical and veterinary markets and costs related to compliance with FDA regulations and clinical trials. Share-based compensation expense during the three months ended June 30, 2009 and 2008 was $140,000 and $61,000, respectively.
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
Sales and Marketing
The following sets forth, our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2009	2008	(Decrease)	Change
Sales and marketing expenses	$6,360	$5,827	$533	9%
Percentage of total revenues	21%	24%
Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
The increase in sales and marketing expenses, in absolute dollars, during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, was primarily due to personnel-related costs resulting from an increase in headcount in various divisions including sales and marketing, customer service and technical service, to support the growth in both our medical and veterinary markets. Share-based compensation expense during the three months June 30, 2009 and 2008 was $245,000 and $137,000, respectively.
General and Administrative
The following sets forth, our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2009	2008	(Decrease)	Change
General and administrative expenses	$2,498	$1,662	$836	50%
Percentage of total revenues	8%	7%
General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting, human resources and legal.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
The increase in general and administrative expenses, in absolute dollars, during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, was primarily related to higher personnel-related costs, which includes share-based compensation expense and an increase in headcount. Share-based compensation expense during the three months ended June 30, 2009 and 2008 was $462,000 and $168,000, respectively.

Interest and Other Income (Expense), Net
The following sets forth our interest and other income (expense), net, for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2009	2008	(Decrease)	Change
Interest and other income (expense), net	$514	$462	$52	11%
Interest and other income (expense), net consists primarily of interest earned on cash, cash equivalents, short-term and long-term investments and foreign currency exchange gains and losses.
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
The increase in interest and other income (expense), net, during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, was primarily attributed to favorable foreign currency exchange rates, and was partially offset by lower interest yields in our investment portfolio compared to the same period in fiscal 2009.
Income Tax Provision
The following sets forth, our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,
	2009	2008
Income tax provision	$2,482	$1,703
Effective tax rate	40%	38%
Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
Our effective tax rate for the three months ended June 30, 2009 and 2008 was 40% and 38%, respectively.
The increase in the effective tax rate for the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, was primarily due to an increase in non-deductible share-based compensation expense and a change in our investment portfolio, and was partially offset by an increase in federal research and development tax credits and tax benefits for federal qualified production activities.
We did not have any unrecognized tax benefits as of June 30, 2009 or June 30, 2008. During the three months ended June 30, 2009 and 2008, we did not recognize any interest or penalties related to unrecognized tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
Total cash, cash equivalents and short-term and long-term investments at June 30, 2009 and March 31, 2009 were as follows (in thousands, except percentages):

	June 30,	March 31,
	2009	2009
Cash and cash equivalents	$46,868	$49,237
Short-term investments	20,215	20,776
Long-term investments	13,759	4,886

Total cash, cash equivalents and investments	$80,842	$74,899

Percentage of total assets	55%	53%

Cash Flow Changes
Cash provided by (used in) the three months ended June 30, 2009 and 2008 were as follows (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Net cash provided by operating activities	$6,365	$554
Net cash (used in) provided by investing activities	(8,714)	3,496
Net cash (used in) provided by financing activities	(59)	1,762
Effect of exchange rate changes on cash and cash equivalents	39	—

Net (decrease) increase in cash and cash equivalents	$(2,369)	$5,812

At June 30, 2009, we had net working capital of $97.8 million compared to $101.8 million at March 31, 2009. Cash and cash equivalents at June 30, 2009 were $46.9 million, compared to $49.2 million at March 31, 2009. The decrease in cash and cash equivalents during the three months ended June 30, 2009 was primarily due to purchases of investments of $14.7 million, partially offset by net cash provided by operating activities of $6.4 million and maturities of investments of $5.6 million.
Operating Activities
During the three months ended June 30, 2009, we generated $6.4 million in cash from operating activities. The cash provided by operating activities during the three months ended June 30, 2009 was primarily the result of net income of $3.8 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $1.3 million and share-based compensation expense of $896,000.
Other changes in operating activities during the three months ended June 30, 2009 were as follows:
(i) Net accounts receivables increased by $2.2 million, from $22.0 million at March 31, 2009 to $24.2 million as of June 30, 2009, primarily due to sales in the last month of the quarter ended June 30, 2009.
(ii) Accrued payroll and related expenses increased by $598,000, from $3.7 million at March 31, 2009 to $4.3 million as of June 30, 2009, primarily due to an increase in accrued bonus as of June 30, 2009, which is based on the achievement of established quarterly net sales and quarterly pre-tax income goals during the quarter.
(iii) Accrued taxes increased by $2.0 million, from $34,000 at March 31, 2009 to $2.0 million as of June 30, 2009, primarily due to the utilization of all remaining federal net operating loss carryovers in the fiscal year ended March 31, 2009.
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
Investing Activities
Net cash used in investing activities during the three months ended June 30, 2009 totaled $8.7 million, compared to net cash provided by investing activities of $3.5 million during the three months ended June 30, 2008. Changes in investing activities were as follows:
Investments. Cash used to purchase investments in asset-backed securities, certificates of deposits and corporate bonds totaled $14.7 million during the three months ended June 30, 2009. Cash provided by proceeds from (a) maturities of certificates of deposits totaled $5.6 million and (b) principal payments of asset-backed securities of $798,000, in each case during the three months ended June 30, 2009.
Property and Equipment. Cash used to purchase property and equipment totaled $373,000 during the three months ended June 30, 2009, primarily to support (a) sales and marketing activities and (b) more efficient production lines. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.
Financing Activities
Net cash used in financing activities during the three months ended June 30, 2009 totaled $59,000, primarily consisting of excess tax benefits from share-based awards of $190,000 and the payment of income withholding taxes of $287,000 due upon vesting of restricted stock units, partially offset by cash provided by proceeds of stock options exercises of $38,000.

Contractual Obligations
Purchase Commitments. In October 2008, we entered into an original equipment manufacturing (“OEM”) agreement with Scandinavian Micro Biodevices APS (“SMB”) of Denmark to purchase coagulation analyzers and coagulation cartridges. In the fourth quarter of fiscal 2009, we started marketing the products and, upon achievement of certain milestones by SMB outlined in the agreement, we will be subject to the minimum purchase commitments under the OEM agreement. These milestones have not yet been met and we are currently purchasing coagulation analyzers and coagulation cartridges on a purchase order basis, but all such purchases will count towards purchase obligations if and when they are triggered.
Patent License Agreement. Effective January 2009, we entered into a license agreement with Inverness Medical Switzerland GmbH (“Inverness”). Under our license agreement, we licensed co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace. The license agreement provides that Inverness shall not grant any future rights to any third parties under its current lateral flow patent rights in the animal health diagnostics field in the professional marketplace. The license agreement enables us to develop and market products under rights from Inverness to address animal health and laboratory animal research markets.
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
Line of Credit. We have a line of credit with Comerica Bank-California which provides for borrowings of up to $2.0 million. The line of credit may be terminated upon notification by either party and any outstanding balance is payable upon demand. At June 30, 2009, there was no amount outstanding under our line of credit. The terms and conditions with respect to our loan covenants are set forth in Note 7 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
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
RECENT ACCOUNTING PRONOUNCEMENTS
A discussion of recent accounting pronouncements is included in Note 2 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments and line of credit.
Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. At June 30, 2009, our short-term investments totaled $20.2 million, consisting of asset-backed securities and certificates of deposits, and our long-term investments totaled $13.8 million, consisting of certificates of deposits and corporate bonds.
Historically, our investment portfolio had included auction rate securities, which became illiquid as a result of the negative condition in the global credit markets. In September 2008, the bank where our auction rate securities were held, reached agreements with the Financial Industry Regulatory Authority, the State of Michigan Attorney General and the Michigan Office of Financial and Insurance Regulation regarding the repurchase of auction rate securities. In October 2008, we received a commitment from our bank to repurchase all of our remaining auction rate securities, which repurchases were completed in the third quarter of fiscal 2009. During fiscal 2009, we redeemed $37.0 million of our auction rate securities at 100% of par value. As of June 30, 2009, we no longer hold any auction rate securities.

We have the ability to hold the certificates of deposits and corporate bonds in our investment portfolio at June 30, 2009 until maturity and therefore, we believe we have no material exposure to interest rate risk. As of June 30, 2009, our short-term investment in asset-backed securities were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at June 30, 2009 indicated that such market movement would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during either fiscal 2009 or during the three months ended June 30, 2009.
For our line of credit, which provides for borrowings of up to $2.0 million, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 3.00% at June 30, 2009. Consequently, an increase in the prime rate would expose us to higher interest expenses. A sensitivity analysis assuming a hypothetical 10% movement in the prime rate applied to our line of credit balance at June 30, 2009 indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no amount outstanding on our line of credit at June 30, 2009.
As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments. In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.”
Foreign Currency Rate Fluctuations
We operate primarily in the United States and a majority of our revenues, cost of revenues, operating expenses and capital purchasing activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations on the hematology instruments and hematology reagent kits purchased from Diatron Messtechnik GmbH, which are primarily denominated in Euros.
In the first quarter of fiscal 2009, operations from our sales office in Darmstadt, Germany were stated in Euros and translated into U.S. dollars at the period-end exchange rates. In July 2008, the Germany sales office was incorporated as our wholly-owned subsidiary, Abaxis Europe GmbH, to market, promote and distribute diagnostic systems for medical and veterinary uses. Abaxis Europe GmbH’s functional currency is in U.S. dollars. Foreign currency denominated account balances of our subsidiary are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency, resulted in foreign currency gains and losses, which were included in “Interest and other income (expense), net” on our Condensed Consolidated Statements of Operations.
To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses. Similarly, our cost of revenues and operating expenses will increase if the U.S. dollar weakens against the Euro currency.
Other than the foregoing, there have been no material changes in our market risk during the three months ended June 30, 2009 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods), were effective as of June 30, 2009.
Changes in Internal Control over Financial Reporting
During the quarter ended June 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
In evaluating our business, you should carefully consider the following risks in addition to the other information in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 as filed with the Securities and Exchange Commission on June 12, 2009. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors and, therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.
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
As of June 30, 2009, 41 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 30 patents have been issued and 29 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.
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
As of June 30, 2009, we had retained earnings of $12.8 million. Our ability to continue to be profitable and to increase profitability will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan products. Increasing the sales volume of our products will depend upon, among other things, our ability to:
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
We depend on a number of distributors in North America who distribute our VetScan products. Our largest distributor in North America, DVM Resources, accounted for 10% of our total worldwide revenues for the three months ended June 30, 2009. We depend on our distributors to assist us in promoting our products in the veterinary market, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenue until our customers identify another distributor or purchase products directly from us.
In the United States medical market, we depend on a few distributors for our Piccolo products. We entered into formal distribution agreements with the following distributors to sell and market Piccolo chemistry analyzers and medical reagent discs: National Distribution & Contracting, Inc., McKesson Medical-Surgical Inc., Cardinal Health, Henry Schein’s Medical Group and PSS World Medical, Inc. We depend on these distributors to assist us in promoting market acceptance of our Piccolo chemistry analyzers.
Internationally, we rely on only a few distributors for our products in both the medical and veterinary diagnostic markets. In the first quarter of fiscal 2008 we terminated our distributor agreement with T. Chatani & Co., Ltd. (“T. Chatani”) in Japan. T. Chatani had agreed to continue to service Abaxis customers, which included selling our reagent discs and hematology reagent kits, for a limited period, which ended during the fourth quarter of fiscal 2008. In October 2007, we signed an exclusive distribution agreement with Central Scientific Commerce, Inc. (“CSC”) to distribute the complete line of our medical and veterinary products in Japan. In the third quarter of fiscal 2008, CSC began the process of registering our instruments, the VetScan VS2, VetScan HM5 and Piccolo xpress in Japan. The registration process was completed in the first quarter of fiscal 2009, and consequently, CSC can begin to import and market our instruments along with our reagent discs and kits. However, we cannot assure you that our new distribution relationship with CSC will be as successful as our prior distribution arrangement, or at all. Furthermore, an inability of, or any delays by, our distributor in receiving the necessary approvals for our new or other products can adversely impact our revenues in Japan.
We currently rely on distributors that carry either our medical or veterinary products in the following countries: Afghanistan, Australia, Austria, Bahrain, Belgium, Canada, Czech Republic, Denmark, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Korea, Macao, New Zealand, the Philippines, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, Ukraine, the United Arab Emirates, the United Kingdom and the United States. Our distributors in each of these countries are responsible for obtaining the necessary approvals to sell our new and existing products. These distributors may not be successful in obtaining proper approvals for our new and existing products in their respective countries, and they may not be successful in marketing our products. We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence. However, we may not be successful in entering into additional distributor relationships on favorable terms, or at all. In addition, our distributors may terminate their relationship with us at any time. Historically, we have experienced a high degree of turnover among our international distributors. This turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally.
We depend on limited or sole suppliers for several key components in our products, many of whom we have not entered into contractual relationships with and failure of our suppliers to provide the components to us could harm our business.
We use several key components that are currently available from limited or sole sources as discussed below:
•	Reagent Discs: Two injection-molding manufacturers, C. Brewer & Co. and Nypro, Inc., currently make the molded plastic discs which, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require. To date, we have only qualified these two manufacturers to manufacture the molded plastic discs.
•	Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the dry reagent chemistry beads that are either inserted in our reagent discs or sold as stand-alone products: Amano Enzyme USA Co., Ltd., Genzyme Corporation, Kikkoman Corporation Biochemical Division, Microgenics Corporation, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., Sigma Aldrich Inc. and Toyobo Specialties (formerly Shinko American Inc.).
•	Blood Chemistry Analyzer Components: Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of vendors, including certain components from a single-source supplier, UDT Sensors (a division of OSI Optoelectronics). Our analyzers also use a printer that is primarily made by Seiko North America Corporation. The loss of the supply of any of these components could force us to redesign our blood chemistry analyzers.
•	Hematology Instruments and Reagents: Our hematology instruments are manufactured by Diatron Medical Instruments PLC. in Hungary and are purchased by us as a completed instrument. In addition, to date, we have qualified only three suppliers to produce the reagents for our hematology instruments: Clinical Diagnostic Solutions, Inc., Diatron Medical Instruments PLC. and Mallinckrodt Baker BV.
•	Coagulation Analyzers and Cartridges: Our coagulation analyzers and cartridges are manufactured by Scandinavian MicroBiodevices APS in Denmark and are purchased by us as completed products.
We primarily operate on a purchase order basis with all of the suppliers of our molded plastic reagent discs, reagent chemicals, blood chemistry analyzer components, hematology instruments and hematology reagents and, therefore, these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices. Although we believe that there may be potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above and cannot assure you we would be able to enter into arrangements with additional vendors on favorable terms, or at all.
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
The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. As of June 30, 2009, we have received market clearance from the FDA for our Piccolo chemistry analyzer and 25 reagent tests that we have on 13 reagent discs. We are currently developing additional tests that we will have to clear with the FDA through the 510(k) notification procedures. These new test products are crucial for our success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States, which could harm our future sales.

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
We can currently offer the following Piccolo reagent discs as waived tests to the medical market: Basic Metabolic Panel, Comprehensive Metabolic Panel, Electrolyte Panel, General Chemistry 6, General Chemistry 13, Kidney Check, Lipid Panel, Lipid Panel Plus, Liver Panel Plus, MetLyte 8 Panel and Renal Function Panel. Waived status permits untrained personnel to run the Piccolo chemistry analyzer using these tests; thus, extending the sites (doctors’ offices and other point-of-care environments) that can use the Piccolo chemistry analyzer. In April 2009, we submitted an assay for C-Reactive Protein (“CRP”) to the FDA for 510(k) clearance. We cannot assure you that we will successfully receive 510(k) clearance for this assay on a timely basis, or at all. We have included this assay on a new reagent, MetLyte Plus CRP, which is currently offered for sale and distribution only outside the United States. Although we are engaged in an active program to test and apply for CLIA waivers for additional analytes, we cannot assure you that we will successfully receive CLIA waived status from the FDA for other products. Consequently, for the reagent discs that have not received CLIA waived status, the market for our Piccolo products may be confined to those testing facilities that are certified as “laboratories” and our growth can be limited accordingly.

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
Effective April 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), issued by the Financial Accounting Standards Board, which requires the measurement of all share-based payments to employees, using a fair-value-based method and the recording of such expense in our results of operations. The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense, net of an estimated forfeiture rate, for those shares over the corresponding requisite service period. Since fiscal 2007, we granted restricted stock unit awards annually to employees based on the following time-based vesting schedule over a four-year period: five percent vesting after the first year; additional ten percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment. Since we began granting restricted stock units as part of our share-based compensation program in fiscal 2007, share-based compensation expense related to restricted stock units had a material impact on our earnings per share and on our financial statements and we expect that it will continue to adversely impact our reported results of operations, particularly in the fourth year of vesting for the restricted stock unit awarded to employees. As of June 30, 2009, our unrecognized compensation expense related to restricted stock unit awards granted to employees and directors to date totaled $14.8 million, which is expected to be recognized over a weighted average service period of 2.45 years.
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
We believe that our existing capital resources, available line of credit and anticipated revenue from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through the next 12 months, although no assurances can be given. The terms of our line of credit contain a number of covenants concerning financial tests that we must meet, and these tests are more fully explained in Note 7 of the Notes to Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
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
The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended June 30, 2009, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $14.44 to $20.54 per share and the closing sale price for our quarter ended June 30, 2009 was $20.54 per share. During the last eight fiscal quarters ended June 30, 2009, our stock price closed at a high of $39.74 per share on December 24, 2007 and a low of $10.28 per share on October 27, 2008. Many factors may affect the market price of our common stock, including:
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits

Exhibit No.	Description of Document

3.1	Restated Articles of Incorporation (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 1993 and incorporated herein by reference.)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996 and incorporated herein by reference.)

3.3	By-laws (Filed with the Securities and Exchange Commission in our Registration Statement No. 33-44326 on December 11, 1991 and incorporated herein by reference.)

3.4	Amendment to the By-laws (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on July 30, 2007 and incorporated herein by reference.)

4.1	Registration Rights Agreement, dated as of March 29, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on May 13, 2002 and incorporated herein by reference.)

4.2	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4.

10.1+	Exclusive Agreement, dated as of May 1, 2009, by and between the Registrant and Abbott Point of Care Inc.

10.2*	Fiscal 2010 Base Salary and Target Bonus for the Named Executive Officers (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on April 28, 2009 and incorporated herein by reference.)

10.3+	License Agreement by and between Inverness Medical Switzerland GmbH and the Registrant, dated January 5, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	This certification accompanies this Quarterly Report on Form 10-Q. The certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Abaxis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment of certain portions of this agreement has been requested from the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC. (Registrant)
Date: August 10, 2009	BY:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 10, 2009	BY:	/s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description of Document
3.1	Restated Articles of Incorporation (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 1993 and incorporated herein by reference.)

3.2	Certificate of Amendment of Amended and Restated Articles of Incorporation (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996 and incorporated herein by reference.)

3.3	By-laws (Filed with the Securities and Exchange Commission in our Registration Statement No. 33-44326 on December 11, 1991 and incorporated herein by reference.)

3.4	Amendment to the By-laws (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on July 30, 2007 and incorporated herein by reference.)

4.1	Registration Rights Agreement, dated as of March 29, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on May 13, 2002 and incorporated herein by reference.)

4.2	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4.

10.1+	Exclusive Agreement, dated as of May 1, 2009, by and between the Registrant and Abbott Point of Care Inc.

10.2*	Fiscal 2010 Base Salary and Target Bonus for the Named Executive Officers (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on April 28, 2009 and incorporated herein by reference.)

10.3+	License Agreement by and between Inverness Medical Switzerland GmbH and the Registrant, dated January 5, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

#	This certification accompanies this Quarterly Report on Form 10-Q. The certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of Abaxis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

*	Management contract or compensatory plan or arrangement.

+	Confidential treatment of certain portions of this agreement has been requested from the Securities and Exchange Commission.