Form 10-Q
period 2009-09-30
ABAXIS INC
filed 2009-11-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2009
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
   Yes ☐           No ☑
As of November 5, 2009, there were 22,022,000 shares of the Registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q
For the Quarter Ended September 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)
ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues	$30,262	$27,688	$59,887	$52,260
Cost of revenues	12,411	12,346	24,881	23,415

Gross profit	17,851	15,342	35,006	28,845

Operating expenses:
Research and development	2,594	2,082	5,167	4,079
Sales and marketing	7,582	6,494	13,942	12,321
General and administrative	2,689	1,952	5,187	3,614

Total operating expenses	12,865	10,528	24,296	20,014

Income from operations	4,986	4,814	10,710	8,831
Interest and other income (expense), net	292	326	806	788

Income before income tax provision	5,278	5,140	11,516	9,619
Income tax provision	2,081	1,843	4,563	3,546

Net income	$3,197	$3,297	$6,953	$6,073

Net income per share:
Basic net income per share	$0.15	$0.15	$0.32	$0.28

Diluted net income per share	$0.14	$0.15	$0.31	$0.27

Shares used in the calculation of net income per share:
Weighted average common shares outstanding — basic	22,005,000	21,779,000	21,985,000	21,757,000

Weighted average common shares outstanding — diluted	22,574,000	22,304,000	22,492,000	22,363,000

Share-based compensation expense by function:
Cost of revenues	$87	$40	$136	$75
Research and development	214	53	354	114
Sales and marketing	304	121	549	258
General and administrative	764	220	1,226	388

Total share-based compensation expense	$1,369	$434	$2,265	$835

See accompanying Notes to the Condensed Consolidated Financial Statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	March 31,
	2009	2009
ASSETS
Current assets:
Cash and cash equivalents	$51,579	$49,237
Short-term investments	17,068	20,776
Accounts receivables (net of allowances of $479 at September 30, 2009 and $388 at March 31, 2009)	22,412	21,983
Inventories	16,312	15,735
Prepaid expenses	1,467	957
Net deferred tax asset, current	4,652	4,676

Total current assets	113,490	113,364
Long-term investments	18,926	4,886
Property and equipment, net	14,106	14,798
Intangible assets, net	4,887	5,175
Other assets	45	24
Net deferred tax asset, non-current	2,464	2,464

Total assets	$153,918	$140,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,432	$3,963
Accrued payroll and related expenses	5,677	3,698
Accrued taxes	700	34
Other accrued liabilities	1,314	1,116
Deferred revenue	1,066	1,024
Warranty reserve	1,498	1,714

Total current liabilities	15,687	11,549

Non-current liabilities:
Deferred rent	46	137
Deferred revenue	1,399	1,550
Warranty reserve	730	583

Total non-current liabilities	2,175	2,270

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 35,000,000 shares authorized; 22,019,000 and 21,933,000 shares issued and outstanding at September 30, 2009 and at March 31, 2009, respectively	120,060	117,846
Retained earnings	15,999	9,046
Accumulated other comprehensive loss	(3)	—

Total shareholders’ equity	136,056	126,892

Total liabilities and shareholders’ equity	$153,918	$140,711

See accompanying Notes to the Condensed Consolidated Financial Statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$6,953	$6,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,574	2,066
Investment premium amortization	51	—
(Gain) loss on disposal of property and equipment	21	(8)
(Gain) loss on foreign exchange translation	(209)	77
Share-based compensation expense	2,265	835
Excess tax benefits from share-based awards	(351)	(3,085)
Provision for deferred income taxes	377	2,332
Changes in assets and liabilities:
Accounts receivables, net	(304)	(802)
Inventories	(1,415)	(160)
Prepaid expenses	(510)	(666)
Other assets	(21)	(18)
Accounts payable	1,468	(1,457)
Accrued payroll and related expenses	1,979	(44)
Accrued taxes	429	736
Other accrued liabilities	198	207
Deferred rent	(91)	(69)
Deferred revenue	(109)	420
Warranty reserve	(69)	294

Net cash provided by operating activities	13,236	6,731

Cash flows from investing activities:
Purchases of available-for-sale investments	(3,030)	—
Purchases of held-to-maturity investments	(20,565)	(7,090)
Proceeds from redemptions and principal payments of available-for-sale investments	2,374	8,550
Proceeds from maturities of held-to-maturity investments	10,833	7,090
Purchases of property and equipment	(739)	(1,074)
Proceeds from disposal of property and equipment	—	20

Net cash (used in) provided by investing activities	(11,127)	7,496

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans, net	(217)	66
Excess tax benefits from share-based awards	351	3,085

Net cash provided by financing activities	134	3,151

Effect of exchange rate changes on cash and cash equivalents	99	(25)

Net increase in cash and cash equivalents	2,342	17,353
Cash and cash equivalents at beginning of period	49,237	17,219

Cash and cash equivalents at end of period	$51,579	$34,572

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$3,502	$478

Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$(3)	$1,022

Transfers of equipment between inventory and property and equipment, net	$876	$1,233

Net change in capitalized share-based compensation	$38	$(4)

Common stock withheld for employee taxes in connection with share-based compensation	$422	$275

See accompanying Notes to the Condensed Consolidated Financial Statements.

ABAXIS, INC.
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES
Description of Business. Abaxis, Inc. (“Abaxis,” the “Company,” or “we”), incorporated in California in 1989, develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.
On July 1, 2008, our sales office in Darmstadt, Germany was incorporated as Abaxis Europe GmbH to market, promote and distribute diagnostic systems for medical and veterinary uses. Abaxis Europe GmbH, our wholly-owned subsidiary, was formed to provide customer support in a timely manner in response to the growing and increasingly diverse services needs of customers in the European market.
Principles of Consolidation. The accompanying unaudited condensed consolidated financial statements as of and for the three and six month periods ended September 30, 2009 include the accounts of Abaxis and our wholly-owned subsidiary, Abaxis Europe GmbH. All intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation. We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three and six month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2010 or for any interim or future period.
These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed, as determined necessary by our management, events that have occurred after September 30, 2009 and through the time of filing these condensed consolidated financial statements on Form 10-Q with the SEC on November 9, 2009. There were no subsequent events requiring recognition or disclosure in the financial statements.
Reclassifications. Certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentation. These reclassifications had no material impact on previously reported results of operations or financial position.
Use of Estimates in Preparation of Financial Statements. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include allowance for doubtful accounts, fair value of investments, sales and other allowances, valuation of inventory, fair values of purchased intangible assets, useful lives of intangible assets, income taxes, valuation allowance for deferred tax assets, share-based compensation and warranty reserves. Our management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Our actual results may differ materially from these estimates.
Significant Accounting Policies. The significant accounting policies used in preparation of these condensed consolidated financial statements are consistent with those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC on June 12, 2009, except for the adoption of new accounting standards during the first six months of fiscal 2010 as discussed below.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In October 2009, the Financial Accounting Standards Board (the “FASB”) issued amendments to the accounting standard addressing multiple-deliverable revenue arrangements. The amendments provide guidance in addressing how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting. In an arrangement with multiple deliverables, the delivered items shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis. Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis; and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. We are currently evaluating the impact of adopting these amendments on our financial statements.
In June 2009, the FASB issued the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative U.S. generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents will be superseded and all other accounting literature not included in the Codification will be considered non-authoritative. While the adoption of the Codification as of September 30, 2009 for the three month period then ended and all subsequent annual and interim periods changes how we reference accounting standards, the adoption did not have an impact on our consolidated financial position, results of operations, or cash flows.
On June 30, 2009, we adopted amendments to the accounting standard addressing subsequent events. The amendments provide guidance on the definition of what qualifies as a subsequent event — those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued — and requires companies to disclose the date through which subsequent events were evaluated and the basis for determining that date. This disclosure should alert all users of financial statements that a company has not evaluated subsequent events after that date in the set of financial statements being presented. The amendments required additional disclosures only, and therefore did not have a material impact on our consolidated financial position, results of operations or cash flows.
On June 30, 2009, we adopted amendments to the accounting standard addressing debt securities. The amendments provide guidance in determining whether impairments in debt securities are other than temporary, and modify the presentation and disclosures surrounding such instruments. The adoption of these amendments did not have a material impact on our consolidated financial position, results of operations or cash flows.
On June 30, 2009, we adopted amendments to the accounting standard addressing fair value of financial instruments in interim reporting periods. The amendments provide guidance on the disclosure requirements about fair value of financial instruments in interim reporting periods. Such disclosures were previously required only in annual financial statements. The adoption of these amendments did not have a material impact on our consolidated financial position, results of operations or cash flows.
On June 30, 2009, we adopted amendments to the accounting standard addressing estimating fair value. The amendments provide additional authoritative guidance to assist both issuers and users of financial statements in determining whether a market is active or inactive, and whether a transaction is distressed. The adoption of these amendments did not have a material impact on our consolidated financial position, results of operations or cash flows.
On April 1, 2009, we adopted amendments to the accounting standard addressing intangibles, goodwill and other assets. The amendments provide guidance to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset under U.S. GAAP. The adoption of these amendments did not have a material impact on our consolidated financial position, results of operations or cash flows.
On April 1, 2009, we adopted amendments to the accounting standard addressing derivatives and hedging. The amendments change the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about how and why an entity uses derivative instruments, how instruments are accounted for under U.S. GAAP, and how derivatives and hedging activities affect an entity’s financial position, financial performance and cash flows. The adoption of these amendments required additional disclosure only, and therefore did not have an impact on our consolidated financial position, results of operations, or cash flows.

NOTE 3. INVESTMENTS
The following table summarizes short-term and long-term investments by major security type (in thousands):

	September 30, 2009
	Cost or	Gross Unrealized	Fair
	Amortized Cost	Gain (Loss)	Value

Short-term investments
Available-for-sale:
Asset-backed securities	$632	$(5)	$627

Total short-term investments in available-for-sale	$632	$(5)	$627

Held-to-maturity:
Certificates of deposits	$16,441	$—	$16,441

Total short-term investments in held-to-maturity	$16,441	$—	$16,441

Total short-term investments	$17,073	$(5)	$17,068

Long-term investments
Held-to-maturity:
Certificates of deposits	$4,416	$—	$4,416
Corporate bonds	13,145	—	13,145
U.S. agency securities	1,365	—	1,365

Total long-term investments in held-to-maturity	$18,926	$—	$18,926

	March 31, 2009
	Cost or	Gross Unrealized	Fair
	Amortized Cost	Gain (Loss)	Value

Short-term investments
Held-to-maturity:
Certificates of deposits	$20,776	$—	$20,776

Total short-term investments in held-to-maturity	$20,776	$—	$20,776

Long-term investments
Held-to-maturity:
Certificates of deposits	$2,376	$—	$2,376
Corporate bonds	2,510	—	2,510

Total long-term investments in held-to-maturity	$4,886	$—	$4,886

As of September 30, 2009 and March 31, 2009, unrealized gain (loss) on investments, net of related income taxes, was $(3,000) and $0, respectively.
The contractual maturities of short-term and long-term investments as of September 30, 2009, are as follows (in thousands):

Investments excluding asset-backed securities	Fair Value
Due in less than one year	$16,441
Due in 1 to 4 years	18,926
Asset-backed securities(1)
Weighted average maturity less than 1 year	399
Weighted average maturity 1 to 2 years	228

Total investments	$35,994

(1)	Asset-backed securities are separately disclosed as they are not due at a single maturity date.
NOTE 4. FAIR VALUE MEASUREMENTS
On April 1, 2008, we adopted amendments to the accounting standard addressing the measurement of the fair value of financial assets and financial liabilities. The amendments provide guidance on defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The amendments establish a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.
Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.
The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of September 30, 2009 (in thousands):

	As of September 30, 2009
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs

	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents	$34,596	$—	$—	$34,596
Short-term investments:
Asset-backed securities	—	627	—	627

Total assets at fair value	$34,596	$627	$—	$35,223

Our Level 1 financial assets are cash equivalents, comprised of money market mutual funds, which are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security. The fair value of our Level 2 financial assets, comprised of asset-backed securities, is based on readily-available pricing sources for the identical underlying security that may, or may not, be actively traded. As of September 30, 2009, we did not have any Level 3 financial assets or liabilities.
NOTE 5. INVENTORIES
Inventories, include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories were as follows (in thousands):

	September 30,	March 31,
	2009	2009

Raw materials	$8,620	$8,539
Work-in-process	2,694	2,592
Finished goods	4,998	4,604

Total Inventories	$16,312	$15,735

NOTE 6. WARRANTY RESERVES
We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments and reagent discs.
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
Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. During the three and six months ended September 30, 2009, the provision for warranty expense related to replacement of defective reagent discs was $(50,000) and $25,000, respectively. The balance of accrued warranty reserve related to replacement of defective reagent discs at September 30, 2009 and 2008 was $328,000 and $392,000, respectively, which was classified as a current liability on the balance sheet.
We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three and six months ended September 30, 2009 and 2008 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Balance at beginning of period	$2,385	$2,115	$2,297	$1,948
Provision for warranty expense	144	512	401	1,019
Warranty costs incurred	(301)	(385)	(470)	(725)

Balance at end of period	2,228	2,242	2,228	2,242
Non-current portion of warranty reserve	730	625	730	625

Current portion of warranty reserve	$1,498	$1,617	$1,498	$1,617

NOTE 7. LINE OF CREDIT
We have a line of credit with Comerica Bank-California which provides for borrowings of up to $2.0 million. The line of credit may be terminated upon notification by either party and any outstanding balance is payable upon demand. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 3.00% at September 30, 2009, and is payable monthly. At September 30, 2009, of the $2.0 million available, $97,000 was committed to secure a letter of credit for our facilities lease. At September 30, 2009, there was no amount outstanding under our line of credit. The weighted average interest rates on the line of credit during the three months ended September 30, 2009 and 2008 were 3.00% and 4.75%, respectively.
The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. At September 30, 2009, we were in compliance with each of these covenants. Included in these financial covenants, among other stipulations, are the following requirements:
•	We must have a minimum net income of $25,000 before preferred stock dividends and accretion on preferred stock in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.

•	We are required to be profitable, as defined, on a fiscal year to date basis beginning, with respect to the current fiscal year, with the six month period ended September 30, 2009 and to have net income before preferred stock dividends and accretion on preferred stock of at least $1.2 million for the fiscal year ending March 31, 2010.

•	We are required to comply with certain financial covenants as follows:

Financial Covenants	Requirements

Quick ratio, as defined	Not less than 2.00 to 1.00
Cash flow coverage, as defined	Not less than 1.25 to 1.00
Debt to net worth ratio, as defined	Not greater than 1.00 to 1.00
Tangible effective net worth, as defined	Not less than $25.7 million
Borrowings under the line of credit are collateralized by our net book value of assets of $136.1 million at September 30, 2009, including our intellectual property.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Purchase Commitments. In October 2008, we entered into an original equipment manufacturing (“OEM”) agreement with Scandinavian Micro Biodevices APS (“SMB”) of Denmark to purchase coagulation analyzers and coagulation cartridges. In the fourth quarter of fiscal 2009, we started marketing the products and, upon achievement of certain milestones by SMB outlined in the agreement, we will be subject to the minimum purchase commitments under the OEM agreement. These milestones have not yet been met and we are currently purchasing coagulation analyzers and coagulation cartridges on a purchase order basis, but all such purchases will count towards the minimum purchase obligations if and when they are triggered.
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
Litigation. We are involved from time to time in various litigation matters in the normal course of business. We believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.
NOTE 9. SHARE-BASED COMPENSATION
We recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors. Share-based compensation has been classified in the statements of operations or capitalized on the balance sheets in the same manner as cash compensation paid to employees. Non-cash compensation expense recognized for share-based awards during the three months ended September 30, 2009 and 2008 was $1.4 million and $434,000, respectively, and during the six months ended September 30, 2009 and 2008 was $2.3 million and $835,000, respectively. Capitalized share-based compensation costs at September 30, 2009 and 2008 were $71,000 and $23,000, respectively, which were included in inventories on our Condensed Consolidated Balance Sheets.
Cash Flow Impact
The FASB accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for the three months ended September 30, 2009 and 2008 were $161,000 and $1.3 million, respectively, and for the six months ended September 30, 2009 and 2008 were $351,000 and $3.1 million, respectively.
Equity Compensation Plans
Our share-based compensation plans are described below.
2005 Equity Incentive Plan. Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended our 1998 Stock Option Plan. The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. On October 28, 2008, our shareholders approved an amendment to the Equity Incentive Plan to increase the shares reserved for issuance under the Equity Incentive Plan by 500,000 shares. As of September 30, 2009, the Equity Incentive Plan provides for the issuance of a maximum of 5,386,000 shares, of which 477,000 shares of common stock were then available for future issuance.
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
1992 Outside Directors’ Stock Option Plan. Under our 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors. Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. The Directors Plan provided for the issuance of a maximum of 250,000 shares. As of September 30, 2009, all outstanding options under the Directors Plan were fully vested and fully exercisable and no shares of common stock were available for future issuance because the time period for granting options expired in accordance with the terms of the Directors Plan in June 2002.
Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Stock Options
Prior to April 1, 2006, we granted stock options to employees, with an exercise price equal to the closing market price of our common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment with the Company. In addition, prior to April 1, 2006, we granted stock options to non-employee directors with an exercise price equal to the closing market price of our common stock on the date of grant and became exercisable over a period of one year based on monthly vesting terms, conditional on continuous service to the Company. There were no stock options granted since the beginning of fiscal 2007 or during the six months ended September 30, 2009.
We used the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006. The fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach. We have recognized compensation expense during the requisite service period of the stock option. As of September 30, 2009, we had no unrecognized compensation expense related to stock options granted.
Stock Option Activity
The following table summarizes information regarding options outstanding and options exercisable at September 30, 2009 and the changes during the six-month period then ended:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Life (Years)	(In thousands)

Outstanding at March 31, 2009	848,000	$8.86
Granted	—	—
Exercised	(37,000)	5.57
Canceled or forfeited	—	—

Outstanding at September 30, 2009	811,000	$9.01	2.77	$14,398

Vested and expected to vest at September 30, 2009	811,000	$9.01	2.77	$14,398

Exercisable at September 30, 2009	811,000	$9.01	2.77	$14,398

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of September 30, 2009, that would have been received by the option holders had all option holders exercised their stock options as of that date. Total intrinsic value of stock options exercised during the three months ended September 30, 2009 and 2008 was $500,000 and $230,000, respectively, and during the six months ended September 30, 2009 and 2008 was $665,000 and $1.0 million, respectively. Cash proceeds from stock options exercised during the three months ended September 30, 2009 and 2008 were $167,000 and $123,000, respectively, and during the six months ended September 30, 2009 and 2008 were $205,000 and $341,000, respectively.
Restricted Stock Units
We grant restricted stock unit awards to employees and directors as part of our share-based compensation program which began in fiscal 2007. The restricted stock unit awards entitle holders to receive shares of common stock at the end of a specified period of time. Vesting for restricted stock unit awards is based on continuous employment or service of the holder. Upon vesting, the equivalent number of common shares are typically issued net of tax withholdings. If the vesting conditions are not met, unvested restricted stock unit awards will be forfeited. Generally, the restricted stock unit awards vest according to one of the following time-based vesting schedules:
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
Certain restricted stock unit awards granted to employees in fiscal 2007 may also be subject to accelerated vesting upon achieving certain performance-based milestones. Additionally, the Compensation Committee of our Board of Directors (the “Compensation Committee”), in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of the restricted stock unit held by a participant upon such conditions and to such extent as determined by the Compensation Committee. Our Board of Directors has adopted an executive change in control severance plan, which it may terminate or amend at any time, that provides that awards granted to executive officers will accelerate fully on a change of control. The vesting of non-employee director awards granted under the Equity Incentive Plan automatically will also accelerate in full upon a change in control.
The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of September 30, 2009, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $14.8 million, which is expected to be recognized over a weighted average service period of 2.34 years.
Restricted Stock Unit Activity
The following table summarizes restricted stock unit activity for the six months ended September 30, 2009:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value(1)

Unvested at March 31, 2009	690,000	$23.43
Granted	285,000	17.90
Vested(2)	(73,000)	23.57
Canceled or forfeited	(59,000)	23.57

Unvested at September 30, 2009	843,000	$21.54

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.

(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
Total intrinsic value of restricted stock units vested during the three months ended September 30, 2009 and 2008 was $368,000 and $141,000, respectively, and during the six months ended September 30, 2009 and 2008 was $1.3 million and $1.1 million, respectively. The total grant date fair value of restricted stock units vested during the three months ended September 30, 2009 and 2008 was $282,000 and $155,000, respectively, and during the six months ended September 30, 2009 and 2008 was $1.7 million and $1.0 million, respectively.
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
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Numerator:
Net income	$3,197	$3,297	$6,953	$6,073

Denominator:
Weighted average common shares outstanding — basic	22,005,000	21,779,000	21,985,000	21,757,000
Weighted average effect of dilutive securities:
Stock options	427,000	509,000	397,000	549,000
Restricted stock units	142,000	16,000	110,000	57,000

Weighted average common shares outstanding — diluted	22,574,000	22,304,000	22,492,000	22,363,000

Net income per share:
Basic net income per share	$0.15	$0.15	$0.32	$0.28

Diluted net income per share	$0.14	$0.15	$0.31	$0.27

We excluded the following stock options from the computation of diluted weighted average shares outstanding because the exercise price of the stock options is greater than the average market price of our common stock during the period and, therefore, the inclusion of these stock options would be antidilutive to net income per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average number of shares underlying antidilutive stock options	—	159,000	159,000	—
Weighted average exercise price per share underlying antidilutive stock options	N/A	$21.65	$21.65	N/A
We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Weighted average number of shares underlying antidilutive restricted stock units	64,000	375,000	206,000	178,000
NOTE 11. INCOME TAXES
Our effective tax rate for the three months ended September 30, 2009 and 2008 was 39% and 36%, respectively, and for the six months ended September 30, 2009 and 2008 was 40% and 37%, respectively.
The increase in the effective tax rate for the three and six months ended September 30, 2009, as compared to the three and six months ended September 30, 2008, was primarily due to an increase in non-deductible share-based compensation expense and a change in our investment portfolio, and partially offset by an increase in federal research and development tax credits and tax benefits for federal qualified production activities.
We did not have any unrecognized tax benefits as of September 30, 2009 or September 30, 2008. During the three and six months ended September 30, 2009 and 2008, we did not recognize any interest or penalties related to unrecognized tax benefits.
NOTE 12. COMPREHENSIVE INCOME
The following is a summary of comprehensive income for the three and six months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net income	$3,197	$3,297	$6,953	$6,073
Other comprehensive income:
Change in unrealized gain (loss) on investments, net of tax	8	939	(3)	1,022

Comprehensive income	$3,205	$4,236	$6,950	$7,095

NOTE 13. SEGMENT REPORTING INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.
Abaxis develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments. We manage our business on the basis of the following two reportable segments: (i) the medical market and (ii) the veterinary market, which are based on the products sold by market and customer group. Each reportable segment has similar manufacturing processes, technology and shared infrastructures. The accounting policies for segment reporting are the same as for the Company as a whole. Assets are not segregated by segments since our chief operating decision maker does not use assets as a basis to evaluate a segment’s performance.
Medical Market
In the medical market reportable segment, we serve a worldwide customer group consisting of military installations (ships, field hospitals and mobile care units), physicians office practices across all specialties, urgent care and walk-in clinics (free-standing or hospital-connected), home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, hospital labs and draw stations. The products manufactured and sold in this segment primarily consist of Piccolo chemistry analyzers and medical reagent discs.

Veterinary Market
In the veterinary market reportable segment, we serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. The products manufactured and sold in this segment primarily consist of VetScan chemistry analyzers and veterinary reagent discs. We also sell OEM supplied products in this segment consisting primarily of hematology instruments and hematology reagent kits. Starting in the fourth quarter of fiscal 2009, OEM supplied products also included coagulation analyzers, coagulation cartridges and canine heartworm rapid tests. Starting in fiscal 2010, OEM supplied products also included i-STAT analyzers and cartridges.
The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for the three and six months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Revenues:
Medical Market	$6,345	$6,015	$12,108	$12,544
Veterinary Market	21,684	19,945	43,507	36,558
Other(1)	2,233	1,728	4,272	3,158

Total revenues	30,262	27,688	59,887	52,260

Cost of revenues:
Medical Market	2,723	2,998	5,354	6,224
Veterinary Market	8,321	8,240	17,038	15,283
Other(1)	1,367	1,108	2,489	1,908

Total cost of revenues	12,411	12,346	24,881	23,415

Gross profit:
Medical Market	3,622	3,017	6,754	6,320
Veterinary Market	13,363	11,705	26,469	21,275
Other(1)	866	620	1,783	1,250

Gross profit	$17,851	$15,342	$35,006	$28,845

(1)	Represents unallocated items, not specifically identified to any particular business segment.
NOTE 14. REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS
Revenue Information
The following is a summary of our revenues by product category (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenues by Product Category	2009	2008	2009	2008

Instruments(1)	$6,553	$6,892	$12,830	$14,694
Consumables(2)	20,983	18,734	41,888	33,627
Other products	1,807	1,317	3,446	2,427

Product sales, net	29,343	26,943	58,164	50,748
Development and licensing revenue	919	745	1,723	1,512

Total revenues	$30,262	$27,688	$59,887	$52,260

(1)	Instruments include chemistry analyzers, hematology instruments, coagulation analyzers and i-STAT analyzers.

(2)	Consumables include reagent discs, hematology reagent kits, coagulation cartridges, i-STAT cartridges and canine heartworm rapid tests.

The following is a summary of revenues by geographic region based on customer location (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenues by Geographic Region	2009	2008	2009	2008

North America	$24,774	$22,413	$48,885	$42,708
Europe	4,454	4,410	8,849	7,795
Asia Pacific and rest of the world	1,034	865	2,153	1,757

Total revenues	$30,262	$27,688	$59,887	$52,260

Significant Concentrations
Revenues from significant customers as a percentage of total revenues were as follows:

		Three Months Ended		Six Months Ended
	Geographical	September 30,		September 30,
Distributor	Location	2009	2008	2009	2008

Walco International, Inc., d/b/a DVM Resources	United States	10%	11%	10%	<10%
During the six months ended September 30, 2008, there were no distributors or direct customers that accounted for more than 10% of our total worldwide revenues.
At September 30, 2009, one distributor in the United States accounted for 12% of our total accounts receivable balance. At September 30, 2008, one distributor in the United States accounted for 13% of our total accounts receivable balance.
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
In May 2009, we entered into an exclusive license agreement with Abbott Point of Care Inc., granting us the right to sell and distribute Abbott’s i-STAT® 1 handheld instrument (i-STAT 1 analyzer) and associated consumables (for blood gas, electrolyte, basic blood chemistry and immunoassay testing) in the animal health care market worldwide. Our right to sell and distribute these products is initially non-exclusive, but becomes exclusive in all countries of the world, except for Japan, on November 1, 2009. Our rights in Japan remain non-exclusive for the term of the agreement. The initial term of the agreement ends on December 31, 2014, and after this initial term, our agreement continues automatically for successive one-year periods unless terminated by either party. We started marketing and sales activities of the i-STAT cartridges in the first quarter of fiscal 2010. In the second quarter of fiscal 2010, we started marketing and sales activities of the i-STAT instrument in its current version. We expect to launch an Abaxis-branded version of the i-STAT 1 instrument as part of our VetScan line in the second half of fiscal 2010.
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
Allowance for Doubtful Accounts. We maintain an allowance for doubtful accounts based on our assessment of the collectability of the amounts owed to us by our customers. In determining the amount of the allowance, we make judgments about the creditworthiness of customers which is mostly determined by the customer’s payment history and the outstanding period of accounts. We specifically identify amounts that we believe to be uncollectible and the allowance for doubtful accounts is adjusted accordingly. An additional allowance is recorded based on certain percentages of our aged receivables, using historical experience to estimate the potential uncollectible and our assessment of the general financial condition of our customer base. If our actual collections experience changes, revisions to our allowances may be required, which could adversely affect our operating income.
Fair Value Measurements. On April 1, 2008, we adopted amendments to the accounting standard addressing the measurement of the fair value of financial assets and financial liabilities. The amendments provide guidance on defining fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The amendments establish a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of September 30, 2009, we used Level 1 assumptions for our cash equivalents, which are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of September 30, 2009, the fair value of our Level 2 financial assets is based on quoted prices for identical instruments in less active markets or using other observable market inputs for comparable instruments.
Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of September 30, 2009, we did not have any Level 3 financial assets or liabilities.
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
A provision for defective reagent discs is recorded when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated, at which time they are included in cost of revenues. The warranty cost includes the replacement costs and freight of a defective reagent disc.
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
Valuation of Long-Lived Assets. The carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, in accordance with guidance on the accounting for impairment or disposal of long-lived assets. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value.
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
On April 1, 2007, we adopted amendments to the accounting standard addressing the provisions of accounting for uncertainty in income taxes. The amendments provide guidance on the accounting for uncertainty in income taxes recognized in the consolidated financial statements and prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The amendments also provide guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our policy to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes did not change despite the adoption of these amendments.

Share-Based Compensation Expense. On April 1, 2006, we adopted the amendments to the accounting standard addressing the fair value provisions of share-based payment. We recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors.
We did not grant stock options during fiscal 2007, 2008 or 2009, or during the six months ended September 30, 2009. For stock options granted prior to March 31, 2006, we use the Black-Scholes option pricing model to determine the fair value. Determining the appropriate fair value model and calculating the fair value of share-based awards requires highly subjective assumptions, as described below.
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
As required by fair value provisions of share-based compensation, employee share-based compensation expense recognized is calculated over the requisite service period of the awards and reduced for estimated forfeitures. The forfeiture rate is estimated based on historical data of our share-based compensation awards that are granted and cancelled prior to vesting and upon historical experience of employee turnover. Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in share-based compensation expense from period to period. To the extent we revise our estimate of the forfeiture rate in the future, our share-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters.
RESULTS OF OPERATIONS
We develop, manufacture, market and sell portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. We operate in two segments: (i) the medical market and (ii) the veterinary market. See “Segment Results” in this section for a detailed discussion.

Total Revenues
Revenues by Geographic Region and by Product Category. Revenues by geographic region based on customer location and revenues by product category during the three and six months ended September 30, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
Revenues by Geographic Region	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change

North America	$24,774	$22,413	$2,361	11%	$48,885	$42,708	$6,177	14%
Percentage of total revenues	82%	81%			82%	82%
Europe	4,454	4,410	44	1%	8,849	7,795	1,054	14%
Percentage of total revenues	15%	16%			15%	15%
Asia Pacific and rest of the world	1,034	865	169	20%	2,153	1,757	396	23%
Percentage of total revenues	3%	3%			3%	3%

Total revenues	$30,262	$27,688	$2,574	9%	$59,887	$52,260	$7,627	15%

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
Revenues by Product Category	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change

Instruments(1)	$6,553	$6,892	$(339)	(5%)	$12,830	$14,694	$(1,864)	(13%)
Percentage of total revenues	22%	25%			21%	28%
Consumables(2)	20,983	18,734	2,249	12%	41,888	33,627	8,261	25%
Percentage of total revenues	69%	68%			70%	64%
Other products	1,807	1,317	490	37%	3,446	2,427	1,019	42%
Percentage of total revenues	6%	4%			6%	5%

Product sales, net	29,343	26,943	2,400	9%	58,164	50,748	7,416	15%
Percentage of total revenues	97%	97%			97%	97%
Development and licensing revenue	919	745	174	23%	1,723	1,512	211	14%
Percentage of total revenues	3%	3%			3%	3%

Total revenues	$30,262	$27,688	$2,574	9%	$59,887	$52,260	$7,627	15%

(1)	Instruments include chemistry analyzers, hematology instruments, coagulation analyzers and i-STAT analyzers.

(2)	Consumables include reagent discs, hematology reagent kits, coagulation cartridges, i-STAT cartridges and canine heartworm rapid tests.
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
North America. During the three months ended September 30, 2009, total revenues in North America increased 11%, or $2.4 million, as compared to the three months ended September 30, 2008. The increase in total revenues in North America was attributed to the following:
•	Medical reagent discs sales in North America (excluding the U.S. government) increased 9%, or $270,000, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers.
•	Veterinary reagent discs sales in North America increased 9%, or $884,000, primarily due to higher average selling prices.
•	Total sales from our original equipment manufacturing (“OEM”) supplied products, which include our (a) VetScan VSpro coagulation analyzers and related consumables, which we launched in our fourth quarter of fiscal 2009, (b) i-STAT analyzers and related consumables, which we launched in our fiscal 2010, and (c) canine heartworm rapid tests, which we launched in our fourth quarter of fiscal 2009, were $1.5 million in North America during the three months ended September 30, 2009.
•	Revenues from other products in North America increased 37%, or $455,000. The net increase was primarily due to (a) a decrease in maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products, for which revenue is deferred and recognized ratably over the life of the maintenance contract and (b) an increase in demand for products using the Orbos® Discrete Lyophilization Process, which is strongly affected by seasonal demands.
•	Revenues from development and licensing in North America increased 23%, or $174,000, primarily due to royalties from a licensing agreement related to our proprietary technology, the Orbos Discrete Lyophilization Process.
The net increase in total revenues in North America was partially offset by the following:
•	Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) decreased 35%, or $483,000, primarily due to inventory stock adjustments by distributors during the three months ended September 30, 2009.

•	Sales of our VetScan chemistry analyzers in North America decreased 19%, or $427,000, primarily due to unfavorable economic conditions and the resulting impact of reduced capital spending at the veterinary clinic level as a result of the reduced availability of credit to customers.
Europe. During the three months ended September 30, 2009, total revenues in Europe increased 1%, or $44,000, as compared to the three months ended September 30, 2008. The increase in total revenues in Europe was attributed to the following:
•	Medical reagent discs sales in Europe increased 154%, or $407,000, primarily due to an increase in units sold to two distributors, which is based on the timing of inventory purchases during the three months ended September 30, 2009.
•	Sales of our VetScan chemistry analyzers in Europe increased 58%, or $297,000, primarily due to the timing of inventory purchases by a distributor during the three months ended September 30, 2009.
•	Total sales of our VetScan hematology instruments and hematology reagent kits in Europe increased 35%, or $70,000, during the three months ended September 30, 2009.
The net increase in total revenues in Europe was partially offset by a decrease in veterinary reagent discs sold in Europe of 27%, or $835,000, primarily due to the timing of inventory purchases by a distributor during the three months ended September 30, 2008.
Significant concentration. One distributor in the United States, DVM Resources, accounted for 10% and 11% of our total worldwide revenues during the three months ended September 30, 2009 and 2008, respectively.
Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008
North America. During the six months ended September 30, 2009, total revenues in North America increased 14%, or $6.2 million, as compared to the six months ended September 30, 2008. The increase in total revenues in North America was attributed to the following:
•	Medical reagent discs sales in North America (excluding the U.S. government) increased 10%, or $573,000, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers.
•	Veterinary reagent discs sales in North America increased 23%, or $4.3 million, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers.
•	Sales of our hematology reagent kits in North America increased 24%, or $474,000, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan hematology instruments.
•	Total sales from our OEM supplied products, which include our (a) VetScan VSpro coagulation analyzers and related consumables, which we launched in our fourth quarter of fiscal 2009, (b) i-STAT analyzers and related consumables, which we launched in our fiscal 2010, and (c) canine heartworm rapid tests, which we launched in our fourth quarter of fiscal 2009, were $3.0 million in North America during the six months ended September 30, 2009.
•	Revenues from other products sold in North America increased 39%, or $901,000. The net increase was primarily due to (a) a decrease in maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products, for which revenue is deferred and recognized ratably over the life of the maintenance contract and (b) an increase in demand for products using the Orbos Discrete Lyophilization Process, which is strongly affected by seasonal demands.
The net increase in total revenues in North America was partially offset by the following:
•	Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) decreased 49%, or $1.5 million, primarily due to inventory stock adjustments by distributors during the six months ended September 30, 2009.
•	Sales of our VetScan chemistry analyzers in North America decreased 27%, or $1.3 million, primarily due to unfavorable economic conditions and the resulting impact of reduced capital spending at the veterinary clinic level as a result of the reduced availability of credit to customers.
•	Sales of our hematology instruments in North America decreased 10%, or $311,000, primarily due to unfavorable economic conditions and the resulting impact of reduced capital spending at the veterinary clinic level as a result of the reduced availability of credit to customers.

Europe. During the six months ended September 30, 2009, total revenues in Europe increased 14%, or $1.1 million, as compared to the six months ended September 30, 2008. The increase in total revenues in Europe was attributed to the following:
•	Medical reagent discs sales in Europe increased 70%, or $456,000, primarily due to an increase in units sold to two distributors, which is based on the timing of inventory purchases during the six months ended September 30, 2009.
•	Sales of our VetScan chemistry analyzers in Europe increased 29%, or $375,000, primarily due to the timing of inventory purchases by a distributor during the six months ended September 30, 2009.
•	Total sales our VetScan hematology instruments and hematology reagent kits in Europe increased 51%, or $190,000, during the six months ended September 30, 2009.
The net increase in total revenues in Europe was partially offset by a decrease in veterinary reagent discs sold in Europe of 3%, or $147,000, primarily due to the timing of inventory purchases by a distributor during the six months ended September 30, 2008.
Significant concentration. One distributor in the United States, DVM Resources, accounted for 10% of our total worldwide revenues during the six months ended September 30, 2009. There were no distributors or direct customers that accounted for more than 10% of our total worldwide revenues during the six months ended September 30, 2008.
Segment Results
Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
The following table presents revenues, cost of revenues, gross profit and percent of revenues by operating segments for the three months ended September 30, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended
	September 30,				Change
		Percent of		Percent of	Increase/	Percent
	2009	Revenues(1)	2008	Revenues(1)	(Decrease)	Change

Revenues:
Medical Market	$6,345	100%	$6,015	100%	$330	5%
Percentage of total revenues	21%		22%
Veterinary Market	21,684	100%	19,945	100%	1,739	9%
Percentage of total revenues	72%		72%
Other(2)	2,233		1,728		505	29%
Percentage of total revenues	7%		6%

Total revenues	30,262		27,688		2,574	9%

Cost of revenues:
Medical Market	2,723	43%	2,998	50%	(275)	(9%)
Veterinary Market	8,321	38%	8,240	41%	81	1%
Other(2)	1,367		1,108		259	23%

Total cost of revenues	12,411		12,346		65	1%

Gross profit:
Medical Market	3,622	57%	3,017	50%	605	20%
Veterinary Market	13,363	62%	11,705	59%	1,658	14%
Other(2)	866		620		246	40%

Gross profit	$17,851		$15,342		$2,509	16%

(1)	The percentages reported are based on our revenues by operating segment.

(2)	Represents unallocated items, not specifically identified to any particular business segment.
Medical Market
Revenues for Medical Market Segment
During the three months ended September 30, 2009, total revenues in the medical market increased 5%, or $330,000, as compared to the three months ended September 30, 2008. Components of the change were as follows:
Instruments. Total revenues from sales of our Piccolo chemistry analyzers decreased 20%, or $420,000, during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. The changes were primarily attributed to a decrease in revenues in North America (excluding the U.S. government) of 35%, or $483,000, primarily due to inventory stock adjustments by distributors during the three months ended September 30, 2009.
Consumables. Total revenues from medical reagent discs increased 17%, or $661,000, during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. The increase in revenues from medical reagent discs was primarily attributed to (a) an increase in revenues in North America (excluding the U.S. government) of 9%, or $270,000, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers, and (b) an increase in revenues in Europe of 154%, or $407,000, primarily due to an increase in units sold to two distributors, which is based on the timing of inventory purchases during the three months ended September 30, 2009.
Gross Profit for Medical Market Segment
Gross profit for the medical market segment increased 20%, or $605,000, during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. Gross profit percentages for the medical market segment during the three months ended September 30, 2009 and 2008 were 57% and 50%, respectively. In absolute dollars, the increase in gross profit for the medical market segment was primarily due to (a) an increase in units of medical reagent discs sold during the three months ended September 30, 2009 and (b) lower manufacturing costs on Piccolo chemistry analyzers during the three months ended September 30, 2009.
Veterinary Market
Revenues for Veterinary Market Segment
During the three months ended September 30, 2009, total revenues in the veterinary market increased 9%, or $1.7 million, as compared to the three months ended September 30, 2008. Total revenues from veterinary instruments sold increased 2%, or $81,000, during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. Total revenues from consumables in the veterinary market increased 11%, or $1.6 million, during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. Components of the change were as follows:
•	Sales of our VetScan chemistry analyzers decreased 6%, or $170,000, during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. The decrease in revenues was primarily attributed to a decrease in revenues in North America of 19%, or $427,000, primarily due to unfavorable economic conditions and the resulting impact of reduced capital spending at the veterinary clinic level as a result of the reduced availability of credit to customers, and partially offset by an increase in revenues in Europe of 58%, or $297,000, primarily due to the timing of inventory purchases by a distributor during the three months ended September 30, 2009.
•	Total revenues from veterinary reagent discs increased 1%, or $116,000, during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. The increase in revenues was primarily attributed to an increase in revenues in North America of 9%, or $884,000, primarily due to higher average selling prices, and partially offset by a decrease in revenues in Europe of 27%, or $835,000, primarily due to the timing of inventory purchases by a distributor during the three months ended September 30, 2008.
•	Total sales from our OEM supplied products, which include our (a) VetScan VSpro coagulation analyzers and related consumables, which we launched in our fourth quarter of fiscal 2009, (b) i-STAT analyzers and related consumables, which we launched in our fiscal 2010, and (c) canine heartworm rapid tests, which we launched in our fourth quarter of fiscal 2009, were $1.6 million during the three months ended September 30, 2009, primarily in North America.
Gross Profit for Veterinary Market Segment
Gross profit for the veterinary market segment increased 14%, or $1.7 million, during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008. Gross profit percentages for the veterinary market segment during the three months ended September 30, 2009 and 2008 were 62% and 59%, respectively. In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) an increase in units of hematology reagent kits sold during the three months ended September 30, 2009, (b) higher average selling prices of veterinary reagent discs sold during the three months ended September 30, 2009, and (c) lower manufacturing costs on VetScan chemistry analyzers and veterinary reagent discs sold during the three months ended September 30, 2009. The increase was partially offset by a decrease in units of veterinary reagent discs sold during the three months ended September 30, 2009.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008
The following table presents revenues, cost of revenues, gross profit and percent of revenues by operating segments for the six months ended September 30, 2009 and 2008 (in thousands, except percentages):

	Six Months Ended
	September 30,				Change
		Percent of		Percent of	Increase/	Percent
	2009	Revenues(1)	2008	Revenues(1)	(Decrease)	Change

Revenues:
Medical Market	$12,108	100%	$12,544	100%	$(436)	(3%)
Percentage of total revenues	20%		24%
Veterinary Market	43,507	100%	36,558	100%	6,949	19%
Percentage of total revenues	73%		70%
Other(2)	4,272		3,158		1,114	35%
Percentage of total revenues	7%		6%

Total revenues	59,887		52,260		7,627	15%

Cost of revenues:
Medical Market	5,354	44%	6,224	50%	(870)	(14%)
Veterinary Market	17,038	39%	15,283	42%	1,755	11%
Other(2)	2,489		1,908		581	30%

Total cost of revenues	24,881		23,415		1,466	6%

Gross profit:
Medical Market	6,754	56%	6,320	50%	434	7%
Veterinary Market	26,469	61%	21,275	58%	5,194	24%
Other(2)	1,783		1,250		533	43%

Gross profit	$35,006		$28,845		$6,161	21%

(1)	The percentages reported are based on our revenues by operating segment.

(2)	Represents unallocated items, not specifically identified to any particular business segment.
Medical Market
Revenues for Medical Market Segment
During the six months ended September 30, 2009, total revenues in the medical market decreased 3%, or $436,000, as compared to the six months ended September 30, 2008. Components of the change were as follows:
Instruments. Total revenues from sales of our Piccolo chemistry analyzers decreased 30%, or $1.4 million, during the six months ended September 30, 2009, as compared to the six months ended September 30, 2008. The changes were primarily attributed to a decrease in revenues in North America (excluding the U.S. government) of 49%, or $1.5 million, primarily due to inventory stock adjustments by distributors during the six months ended September 30, 2009.
Consumables. Total revenues from medical reagent discs increased 13%, or $952,000, during the six months ended September 30, 2009, as compared to the six months ended September 30, 2008. The increase in revenues from medical reagent discs was primarily attributed to (a) an increase in revenues in North America (excluding the U.S. government) of 10%, or $573,000, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers, and (b) an increase in revenues in Europe of 70%, or $456,000, primarily due to an increase in units sold to two distributors, which is based on the timing of inventory purchases during the six months ended September 30, 2009.
Gross Profit for Medical Market Segment
Gross profit for the medical market segment increased 7%, or $434,000, during the six months ended September 30, 2009, as compared to the six months ended September 30, 2008. Gross profit percentages for the medical market segment during the six months ended September 30, 2009 and 2008 were 56% and 50%, respectively. In absolute dollars, the increase in gross profit for the medical market segment was primarily due to (a) an increase in units of medical reagent discs sold during the six months ended September 30, 2009 and (b) lower manufacturing costs on Piccolo chemistry analyzers during the six months ended September 30, 2009. The increase was partially offset by a decrease in units of Piccolo chemistry analyzers sold during the six months ended September 30, 2009.

Veterinary Market
Revenues for Veterinary Market Segment
During the six months ended September 30, 2009, total revenues in the veterinary market increased 19%, or $6.9 million, as compared to the six months ended September 30, 2008. Total revenues from veterinary instruments sold decreased 4%, or $447,000, during the six months ended September 30, 2009, as compared to the six months ended September 30, 2008. Total revenues from consumables in the veterinary market increased 28%, or $7.3 million, during the six months ended September 30, 2009, as compared to the six months ended September 30, 2008. Components of the change were as follows:
•	Sales of our VetScan chemistry analyzers decreased 14%, or $851,000, during the six months ended September 30, 2009, as compared to the six months ended September 30, 2008. The decrease in revenues was primarily attributed to a decrease in revenues in North America of 27%, or $1.3 million, primarily due to unfavorable economic conditions and the resulting impact of reduced capital spending at the veterinary clinic level as a result of the reduced availability of credit to customers, and partially offset by an increase in revenues in Europe of 29%, or $375,000, primarily due to the timing of inventory purchases by a distributor during the six months ended September 30, 2009.
•	Total revenues from veterinary reagent discs increased 18%, or $4.2 million, during the six months ended September 30, 2009, as compared to the six months ended September 30, 2008. The increase in revenues was primarily attributed to an increase in revenues in North America of 23%, or $4.3 million, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers, and partially offset by a decrease in revenues in Europe of 3%, or $147,000, primarily due to the timing of inventory purchases by a distributor during the six months ended September 30, 2008.
•	Total sales from our OEM supplied products, which include our (a) VetScan VSpro coagulation analyzers and related consumables, which we launched in our fourth quarter of fiscal 2009, (b) i-STAT analyzers and related consumables, which we launched in our fiscal 2010, and (c) canine heartworm rapid tests, which we launched in our fourth quarter of fiscal 2009, were $3.1 million during the six months ended September 30, 2009, primarily in North America.
Gross Profit for Veterinary Market Segment
Gross profit for the veterinary market segment increased 24%, or $5.2 million, during the six months ended September 30, 2009, as compared to the six months ended September 30, 2008. Gross profit percentages for the veterinary market segment during the six months ended September 30, 2009 and 2008 were 61% and 58%, respectively. In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) an increase in units of veterinary reagent discs and hematology reagent kits sold during the six months ended September 30, 2009, (b) higher average selling prices of veterinary reagent discs sold during the six months ended September 30, 2009, and (c) lower manufacturing costs on VetScan chemistry analyzers and veterinary reagent discs sold during the six months ended September 30, 2009.
Cost of Revenues
The following sets forth, our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change

Cost of revenues	$12,411	$12,346	$65	1%	$24,881	$23,415	$1,466	6%
Percentage of total revenues	41%	45%			42%	45%
Cost of revenues includes the costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.
Three and Six Months Ended September 30, 2009 Compared to Three and Six Months Ended September 30, 2008
The increase in cost of revenues, in absolute dollars, during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was primarily due to sales from our OEM supplied products, which include our (a) VetScan VSpro coagulation analyzers and related consumables, which we launched in our fourth quarter of fiscal 2009, (b) i-STAT analyzers and related consumables, which we launched in our fiscal 2010, and (c) canine heartworm rapid tests, which we launched in our fourth quarter of fiscal 2009. The increase in cost of revenues was partially offset by (a) lower manufacturing costs on Piccolo chemistry analyzers, VetScan chemistry analyzers and veterinary reagent discs sold during the three months ended September 30, 2009 and (b) a decrease in the units of veterinary reagent discs sold during the three months ended September 30, 2009. As a percentage of total revenues, the decrease in cost of revenues during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was primarily due to higher average selling prices of veterinary reagent discs sold during the three months ended September 30, 2009.

The increase in cost of revenues, in absolute dollars, during the six months ended September 30, 2009, as compared to the six months ended September 30, 2008, was primarily due to sales from our OEM supplied products, which include our (a) VetScan VSpro coagulation analyzers and related consumables, which we launched in our fourth quarter of fiscal 2009, (b) i-STAT analyzers and related consumables, which we launched in our fiscal 2010, and (c) canine heartworm rapid tests, which we launched in our fourth quarter of fiscal 2009. The increase in cost of revenues was partially offset by (a) lower manufacturing costs on Piccolo chemistry analyzers, VetScan chemistry analyzers and veterinary reagent discs sold during the six months ended September 30, 2009 and (b) a decrease in Piccolo chemistry analyzers sold during the six months ended September 30, 2009. As a percentage of total revenues, the decrease in cost of revenues during the six months ended September 30, 2009, as compared to the six months ended September 30, 2008, was primarily due to higher average selling prices of veterinary reagent discs sold during the six months ended September 30, 2009.
Gross Profit
The following sets forth, our gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change

Total gross profit	$17,851	$15,342	$2,509	16%	$35,006	$28,845	$6,161	21%
Total gross margin	59%	55%			58%	55%
Three and Six Months Ended September 30, 2009 Compared to Three and Six Months Ended September 30, 2008
The increase in gross profit, in absolute dollars, during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was primarily due to (a) an increase in medical reagent discs sold during the three months ended September 30, 2009, (b) higher average selling prices of veterinary reagent discs sold during the three months ended September 30, 2009, (c) an increase in hematology reagent kits sold during the three months ended September 30, 2009, and (d) lower manufacturing costs on Piccolo chemistry analyzers, VetScan chemistry analyzers and veterinary reagent discs sold during the three months ended September 30, 2009. The increase was partially offset by a decrease in veterinary reagent discs sold during the three months ended September 30, 2009. As a percentage, the increase in gross margin during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was primarily due to higher average selling prices of veterinary reagent discs sold during the three months ended September 30, 2009.
The increase in gross profit, in absolute dollars, during the six months ended September 30, 2009, as compared to the six months ended September 30, 2008, was primarily due to (a) an increase in medical reagent discs sold during the six months ended September 30, 2009, (b) higher average selling prices of veterinary reagent discs sold during the six months ended September 30, 2009, (c) an increase in veterinary reagent discs and hematology reagent kits sold during the six months ended September 30, 2009, and (d) lower manufacturing costs on Piccolo chemistry analyzers, VetScan chemistry analyzers and veterinary reagent discs sold during the six months ended September 30, 2009. The increase was partially offset by a decrease in Piccolo chemistry analyzers sold during the six months ended September 30, 2009. As a percentage, the increase in gross margin during the six months ended September 30, 2009, as compared to the six months ended September 30, 2008, was primarily due to higher average selling prices of veterinary reagent discs sold during the six months ended September 30, 2009.
Operating Expenses
Research and Development
The following sets forth, our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change

Research and development expenses	$2,594	$2,082	$512	25%	$5,167	$4,079	$1,088	27%
Percentage of total revenues	9%	8%			9%	8%
Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and enhancement of existing products.

Three and Six Months Ended September 30, 2009 Compared to Three and Six Months Ended September 30, 2008
The increase in research and development expenses, in absolute dollars, during the three and six months ended September 30, 2009, as compared to the three and six months ended September 30, 2008, was primarily due to new product development and enhancement of existing products and clinical trials. Research and development expenses are based on the project activities planned and the level of spending depends on budgeted expenditures. The projects primarily relate to new product development in both the medical and veterinary markets and costs related to compliance with FDA regulations and clinical trials. Share-based compensation expense during the three months ended September 30, 2009 and 2008 was $214,000 and $53,000, respectively, and during the six months ended September 30, 2009 and 2008 was $354,000 and $114,000, respectively.
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
Sales and Marketing
The following sets forth, our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change

Sales and marketing expenses	$7,582	$6,494	$1,088	17%	$13,942	$12,321	$1,621	13%
Percentage of total revenues	25%	23%			23%	24%
Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.
Three and Six Months Ended September 30, 2009 Compared to Three and Six Months Ended September 30, 2008
The increase in sales and marketing expenses, in absolute dollars, during the three and six months ended September 30, 2009, as compared to the three and six months ended September 30, 2008, was primarily due to personnel-related costs resulting from (a) an increase in headcount in various divisions, including sales and marketing, customer service and technical service, to support the growth in both our medical and veterinary markets and (b) an increase in commission and bonus expenses, which are based on the achievement of established goals. Share-based compensation expense during the three months ended September 30, 2009 and 2008 was $304,000 and $121,000, respectively, and during the six months ended September 30, 2009 and 2008 was $549,000 and $258,000, respectively.
General and Administrative
The following sets forth, our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change

General and administrative expenses	$2,689	$1,952	$737	38%	$5,187	$3,614	$1,573	44%
Percentage of total revenues	9%	7%			9%	7%
General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting, human resources and legal.
Three and Six Months Ended September 30, 2009 Compared to Three and Six Months Ended September 30, 2008
The increase in general and administrative expenses, in absolute dollars, during the three and six months ended September 30, 2009, as compared to the three and six months ended September 30, 2008, was primarily related to higher personnel-related costs, which includes (a) an increase in share-based compensation expense, primarily due to the time-based vesting schedule of restricted stock units awarded to employees, particularly in the fourth year of vesting, which vests at 70%, and (b) an increase in headcount to support the growth of our business. Share-based compensation expense during the three months ended September 30, 2009 and 2008 was $764,000 and $220,000, respectively, and during the six months ended September 30, 2009 and 2008 was $1.2 million and $388,000, respectively.

Interest and Other Income (Expense), Net
The following sets forth, our interest and other income (expense), net, for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change

Interest and other income (expense), net	$292	$326	$(34)	(10)%	$806	$788	$18	2%
Interest and other income (expense), net consists primarily of interest earned on cash, cash equivalents, short-term and long-term investments and foreign currency exchange gains and losses.
Three and Six Months Ended September 30, 2009 Compared to Three and Six Months Ended September 30, 2008
The decrease in interest and other income (expense), net, during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, was primarily attributed to lower interest yields in our investment portfolio, and partially offset by favorable foreign currency exchange rates, compared to the same period in fiscal 2009.
The increase in interest and other income (expense), net, during the six months ended September 30, 2009, as compared to the six months ended September 30, 2008, was primarily attributed to favorable foreign currency exchange rates, and partially offset by lower interest yields in our investment portfolio, compared to the same period in fiscal 2009.
Income Tax Provision
The following sets forth, our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Income tax provision	$2,081	$1,843	$4,563	$3,546
Effective tax rate	39%	36%	40%	37%
Three and Six Months Ended September 30, 2009 Compared to Three and Six Months Ended September 30, 2008
Our effective tax rate for the three months ended September 30, 2009 and 2008 was 39% and 36%, respectively, and for the six months ended September 30, 2009 and 2008 was 40% and 37%, respectively.
The increase in the effective tax rate for the three and six months ended September 30, 2009, as compared to the three and six months ended September 30, 2008, was primarily due to an increase in non-deductible share-based compensation expense and a change in our investment portfolio, and partially offset by an increase in federal research and development tax credits and tax benefits for federal qualified production activities.
We did not have any unrecognized tax benefits as of September 30, 2009 or September 30, 2008. During the three and six months ended September 30, 2009 and 2008, we did not recognize any interest or penalties related to unrecognized tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
Total cash, cash equivalents and short-term and long-term investments at September 30, 2009 and March 31, 2009 were as follows (in thousands, except percentages):

	September 30,	March 31,
	2009	2009
Cash and cash equivalents	$51,579	$49,237
Short-term investments	17,068	20,776
Long-term investments	18,926	4,886

Total cash, cash equivalents and investments	$87,573	$74,899

Percentage of total assets	57%	53%

Cash Flow Changes
Cash provided by (used in) the six months ended September 30, 2009 and 2008 were as follows (in thousands):

	Six Months Ended
	September 30,
	2009	2008
Net cash provided by operating activities	$13,236	$6,731
Net cash (used in) provided by investing activities	(11,127)	7,496
Net cash provided by financing activities	134	3,151
Effect of exchange rate changes on cash and cash equivalents	99	(25)

Net increase in cash and cash equivalents	$2,342	$17,353

At September 30, 2009, we had net working capital of $97.8 million compared to $101.8 million at March 31, 2009. Cash and cash equivalents at September 30, 2009 were $51.6 million, compared to $49.2 million at March 31, 2009. The increase in cash and cash equivalents during the six months ended September 30, 2009 was primarily due to net cash provided by operating activities of $13.2 million and proceeds from maturities of investments and principal payments of asset-backed securities of $13.2 million, partially offset by purchases of investments of $23.6 million.
Operating Activities
During the six months ended September 30, 2009, we generated $13.2 million in cash from operating activities. The cash provided by operating activities during the six months ended September 30, 2009 was primarily the result of net income of $7.0 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $2.6 million and share-based compensation expense of $2.3 million.
Other changes in operating activities during the six months ended September 30, 2009 were as follows:
(i) Net accounts receivables increased by $429,000, from $22.0 million at March 31, 2009 to $22.4 million as of September 30, 2009, primarily due to higher sales in the last month of the quarter ended September 30, 2009.
(ii) Net inventories increased by $577,000, from $15.7 million at March 31, 2009 to $16.3 million as of September 30, 2009, primarily due to an increase in finished goods to support future demand.
(iii) Prepaid expenses increased by $510,000, from $957,000 at March 31, 2009 to $1.5 million as of September 30, 2009, primarily due to the timing of payments.
(iv) Accounts payable increased by $1.4 million, from $4.0 million at March 31, 2009 to $5.4 million as of September 30, 2009, primarily due to the timing and payment of services and inventory purchases.
(v) Accrued payroll and related expenses increased by $2.0 million, from $3.7 million at March 31, 2009 to $5.7 million as of September 30, 2009, primarily due to an increase in accrued bonus as of September 30, 2009, which was based on the achievement of established quarterly net sales and quarterly pre-tax income goals during the quarter.
(vi) Accrued taxes increased by $666,000, from $34,000 at March 31, 2009 to $700,000 as of September 30, 2009, primarily due to the utilization of all remaining federal net operating loss carryovers in the fiscal year ended March 31, 2009.
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
Investing Activities
Net cash used in investing activities during the six months ended September 30, 2009 totaled $11.1 million, compared to net cash provided by investing activities of $7.5 million during the six months ended September 30, 2008. Changes in investing activities were as follows:
Investments. Cash used to purchase investments in asset-backed securities, certificates of deposits, corporate bonds and U.S. agency securities totaled $23.6 million during the six months ended September 30, 2009. Cash provided by proceeds from (a) maturities of certificates of deposits totaled $10.8 million and (b) principal payments of asset-backed securities totaled $2.4 million, in each case during the six months ended September 30, 2009.

Property and Equipment. Cash used to purchase property and equipment totaled $739,000 during the six months ended September 30, 2009, primarily to support (a) sales and marketing activities and (b) more efficient production lines. We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business.
Financing Activities
Net cash provided by financing activities during the six months ended September 30, 2009 totaled $134,000, primarily consisting of excess tax benefits from share-based awards of $351,000 and proceeds from stock options exercised of $205,000, partially offset by the payment of income withholding taxes of $422,000 due upon vesting of restricted stock units.
Contractual Obligations
Purchase Commitments. In October 2008, we entered into an original equipment manufacturing (“OEM”) agreement with Scandinavian Micro Biodevices APS (“SMB”) of Denmark to purchase coagulation analyzers and coagulation cartridges. In the fourth quarter of fiscal 2009, we started marketing the products and, upon achievement of certain milestones by SMB outlined in the agreement, we will be subject to the minimum purchase commitments under the OEM agreement. These milestones have not yet been met and we are currently purchasing coagulation analyzers and coagulation cartridges on a purchase order basis, but all such purchases will count towards the minimum purchase obligations if and when they are triggered.
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
Line of Credit. We have a line of credit with Comerica Bank-California which provides for borrowings of up to $2.0 million. The line of credit may be terminated upon notification by either party and any outstanding balance is payable upon demand. At September 30, 2009, there was no amount outstanding under our line of credit. Further information on our line of credit, including the terms and conditions with respect to our loan covenants, is set forth in Note 7 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Contingencies
We are involved from time to time in various litigation matters in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, we do not currently believe that the ultimate resolution of these matters will have a material effect on our financial position or results of operations.
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
Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. At September 30, 2009, our short-term investments totaled $17.1 million, consisting of asset-backed securities and certificates of deposits, and our long-term investments totaled $18.9 million, consisting of certificates of deposits, corporate bonds and U.S. agency securities.
Historically, our investment portfolio had included auction rate securities, which became illiquid as a result of the negative condition in the global credit markets. In September 2008, the bank where our auction rate securities were held, reached agreements with the Financial Industry Regulatory Authority, the State of Michigan Attorney General and the Michigan Office of Financial and Insurance Regulation regarding the repurchase of auction rate securities. In October 2008, we received a commitment from our bank to repurchase all of our remaining auction rate securities, which repurchases were completed in the third quarter of fiscal 2009. During fiscal 2009, we redeemed $37.0 million of our auction rate securities at 100% of par value. As of September 30, 2009, we no longer hold any auction rate securities.
We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at September 30, 2009 until maturity and therefore, we believe we have no material exposure to interest rate risk. As of September 30, 2009, our short-term investment in asset-backed securities were classified as available-for-sale and, consequently, recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income, net of any tax effects, in stockholders’ equity. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at September 30, 2009 indicated that such market movement would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during either fiscal 2009 or during the six months ended September 30, 2009.
For our line of credit, which provides for borrowings of up to $2.0 million, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 3.00% at September 30, 2009. Consequently, an increase in the prime rate would expose us to higher interest expenses. A sensitivity analysis assuming a hypothetical 10% movement in the prime rate applied to our line of credit balance at September 30, 2009 indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no amount outstanding on our line of credit at September 30, 2009.
As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments. In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Accounting Standards Codification 815, “Accounting for Derivatives and Hedging Activities”.
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
Other than the foregoing, there have been no material changes in our market risk during the three months ended September 30, 2009 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods), were effective as of September 30, 2009.
Changes in Internal Control over Financial Reporting
During the quarter ended September 30, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As of September 30, 2009, 42 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 30 patents have been issued and 29 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.
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
As of September 30, 2009, we had retained earnings of $16.0 million. Our ability to continue to be profitable and to increase profitability will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan products. Increasing the sales volume of our products will depend upon, among other things, our ability to:
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
We depend on a number of distributors in North America who distribute our VetScan products. Our largest distributor in North America, DVM Resources, accounted for 10% of our total worldwide revenues for each of the three and six months ended September 30, 2009. We depend on our distributors to assist us in promoting our products in the veterinary market, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenue until our customers identify another distributor or purchase products directly from us.
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

Internationally, we rely on only a few distributors for our products in both the medical and veterinary diagnostic markets. In October 2007, following the termination of our prior distributor agreement with T. Chatani & Co., Ltd., we signed an exclusive distribution agreement with Central Scientific Commerce, Inc. (“CSC”) to distribute the complete line of our medical and veterinary products in Japan. In the third quarter of fiscal 2008, CSC began the process of registering our instruments, the VetScan VS2, VetScan HM5 and Piccolo xpress in Japan. The registration process was completed in the first quarter of fiscal 2009, and consequently, CSC can begin to import and market our instruments along with our reagent discs and kits. However, we cannot assure you that our new distribution relationship with CSC will be as successful as our prior distribution arrangement, or at all. Furthermore, an inability of, or any delays by, our distributor in receiving the necessary approvals for our new or other products can adversely impact our revenues in Japan.
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
The FDA review process of a 510(k) notification can last anywhere from three to six months, and the FDA must issue a written order finding “substantial equivalence” before a company can market a medical device. As of September 30, 2009, we have received market clearance from the FDA for our Piccolo chemistry analyzer and 25 reagent tests that we have on 13 reagent discs. We are currently developing additional tests that we will have to clear with the FDA through the 510(k) notification procedures. These new test products are crucial for our success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States, which could harm our future sales.
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
We have incurred and may continue to incur, in future periods, significant share-based compensation charges which may adversely affect our reported financial results.
Effective April 1, 2006, we adopted Accounting Standards Codification 718, “Compensation-Stock Compensation”, issued by the Financial Accounting Standards Board, which requires the measurement of all share-based payments to employees, using a fair-value-based method and the recording of such expense in our results of operations. The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense, net of an estimated forfeiture rate, over the corresponding requisite service period. Since fiscal 2007, we granted restricted stock unit awards annually to employees based on the following time-based vesting schedule over a four-year period: five percent vesting after the first year; additional ten percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment. Since we began granting restricted stock units as part of our share-based compensation program in fiscal 2007, share-based compensation expense related to restricted stock units had a material impact on our earnings per share and on our financial statements and we expect that it will continue to adversely impact our reported results of operations, particularly in the fourth year of vesting for the restricted stock unit awarded to employees. As of September 30, 2009, our unrecognized compensation expense related to restricted stock unit awards granted to employees and directors to date totaled $14.8 million, which is expected to be recognized over a weighted average service period of 2.34 years.
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
The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended September 30, 2009, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $18.68 to $29.22 per share and the closing sale price for our quarter ended September 30, 2009 was $26.75 per share. During the last eight fiscal quarters ended September 30, 2009, our stock price closed at a high of $39.74 per share on December 24, 2007 and a low of $10.28 per share on October 27, 2008. Many factors may affect the market price of our common stock, including:
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

ABAXIS, INC. (Registrant)
Date: November 9, 2009	BY:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: November 9, 2009	BY:	/s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)