Form 10-Q
period 2009-12-31
ABAXIS INC
filed 2010-02-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended December 31, 2009
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
Yes ☐ No ☑
As of February 5, 2010, there were 22,081,000 shares of the Registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q
For the Quarter Ended December 31, 2009

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008

Revenues	$31,005	$26,964	$90,892	$79,224
Cost of revenues	12,709	11,859	37,590	35,274

Gross profit	18,296	15,105	53,302	43,950

Operating expenses:
Research and development	2,835	2,037	8,002	6,116
Sales and marketing	7,486	6,061	21,428	18,382
General and administrative	2,552	2,241	7,739	5,855

Total operating expenses	12,873	10,339	37,169	30,353

Income from operations	5,423	4,766	16,133	13,597
Interest and other income (expense), net	(11)	352	795	1,140

Income before income tax provision	5,412	5,118	16,928	14,737
Income tax provision	1,982	1,762	6,545	5,308

Net income	$3,430	$3,356	$10,383	$9,429

Net income per share:
Basic net income per share	$0.16	$0.15	$0.47	$0.43

Diluted net income per share	$0.15	$0.15	$0.46	$0.42

Shares used in the calculation of net income per share:
Weighted average common shares outstanding — basic	22,035,000	21,879,000	22,002,000	21,798,000

Weighted average common shares outstanding — diluted	22,617,000	22,264,000	22,549,000	22,325,000

Share-based compensation expense by function:
Cost of revenues	$107	$33	$243	$108
Research and development	235	64	589	178
Sales and marketing	335	143	884	401
General and administrative	771	225	1,997	613

Total share-based compensation expense	$1,448	$465	$3,713	$1,300

See accompanying Notes to the Condensed Consolidated Financial Statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	December 31,	March 31,
	2009	2009

ASSETS
Current assets:
Cash and cash equivalents	$48,282	$49,237
Short-term investments	21,284	20,776
Receivables (net of allowances of $450 at December 31, 2009 and $388 at March 31, 2009)	21,951	21,983
Inventories	17,551	15,735
Prepaid expenses	1,600	957
Net deferred tax asset, current	3,576	4,676

Total current assets	114,244	113,364
Long-term investments	23,605	4,886
Property and equipment, net	14,571	14,798
Intangible assets, net	4,744	5,175
Other assets	76	24
Net deferred tax asset, non-current	2,653	2,464

Total assets	$159,893	$140,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,634	$3,963
Accrued payroll and related expenses	4,678	3,698
Accrued taxes	481	34
Other accrued liabilities	1,275	1,116
Deferred revenue	1,128	1,024
Warranty reserve	1,373	1,714

Total current liabilities	16,569	11,549

Non-current liabilities:
Deferred rent	—	137
Deferred revenue	1,402	1,550
Warranty reserve	245	583

Total non-current liabilities	1,647	2,270

Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 35,000,000 shares authorized; 22,047,000 and 21,933,000 shares issued and outstanding at December 31, 2009 and at March 31, 2009, respectively	122,248	117,846
Retained earnings	19,429	9,046

Total shareholders’ equity	141,677	126,892

Total liabilities and shareholders’ equity	$159,893	$140,711

See accompanying Notes to the Condensed Consolidated Financial Statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income	$10,383	$9,429
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,768	3,179
Investment premium amortization	118	—
(Gain) loss on disposals of property and equipment	32	(8)
(Gain) loss on foreign exchange translation	(60)	81
Share-based compensation expense	3,713	1,300
Excess tax benefits from share-based awards	(838)	(5,120)
Provision for deferred income taxes	1,698	4,051
Changes in assets and liabilities:
Receivables, net	80	(753)
Inventories	(3,079)	(114)
Prepaid expenses	(643)	(814)
Other assets	(52)	(24)
Accounts payable	3,670	(487)
Accrued payroll and related expenses	980	(1,455)
Accrued taxes	264	109
Other accrued liabilities	159	(84)
Deferred rent	(137)	(103)
Deferred revenue	(44)	485
Warranty reserve	(679)	437

Net cash provided by operating activities	19,333	10,109

Cash flows from investing activities:
Purchases of available-for-sale investments	(3,030)	—
Purchases of held-to-maturity investments	(41,212)	(21,579)
Proceeds from redemptions of available-for-sale investments	3,000	36,975
Proceeds from maturities of held-to-maturity investments	21,897	14,081
Purchases of property and equipment	(1,819)	(1,992)
Proceeds from disposals of property and equipment	—	20

Net cash (used in) provided by investing activities	(21,164)	27,505

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans, net	14	242
Excess tax benefits from share-based awards	838	5,120

Net cash provided by financing activities	852	5,362

Effect of exchange rate changes on cash and cash equivalents	24	(37)

Net (decrease) increase in cash and cash equivalents	(955)	42,939
Cash and cash equivalents at beginning of period	49,237	17,219

Cash and cash equivalents at end of period	$48,282	$60,158

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$4,874	$1,147

Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$—	$1,415

Transfers of equipment between inventory and property and equipment, net	$1,323	$1,674

Net change in capitalized share-based compensation	$60	$7

Common stock withheld for employee taxes in connection with share-based compensation	$441	$280

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
Principles of Consolidation. The accompanying unaudited condensed consolidated financial statements as of and for the three and nine month periods ended December 31, 2009 include the accounts of Abaxis and our wholly-owned subsidiary, Abaxis Europe GmbH. All intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation. We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three and nine month periods ended December 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2010 or for any interim or future period.
These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
In preparing the accompanying unaudited condensed consolidated financial statements, we have reviewed, as determined necessary by our management, events that have occurred after December 31, 2009 and through the time of filing these condensed consolidated financial statements on Form 10-Q with the SEC on February 9, 2010. There were no subsequent events requiring recognition or disclosure in the financial statements.
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
Significant Accounting Policies. The significant accounting policies used in preparation of these condensed consolidated financial statements are consistent with those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2009 filed with the SEC on June 12, 2009, except for the adoption of new accounting standards as discussed below.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS
In October 2009, the Financial Accounting Standards Board (the “FASB”) issued amendments to the accounting standard addressing multiple-deliverable revenue arrangements. The amendments provide guidance in addressing how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting. In an arrangement with multiple deliverables, the delivered items shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis. Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis; and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. This amendment is effective for the Company on April 1, 2011. We are currently evaluating the impact of adopting these amendments on our financial statements.
In June 2009, the FASB issued the “FASB Accounting Standards Codification” (the “Codification”) as the single source of authoritative United States generally accepted accounting principles (“U.S. GAAP”) recognized by the FASB. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents were superseded and all other accounting literature not included in the Codification were considered non-authoritative. While the adoption of the Codification as of September 30, 2009 and for the three month period then ended and all subsequent annual and interim periods changes how we reference accounting standards, the adoption did not have an impact on our consolidated financial position, results of operations or cash flows.
In June 2009, the FASB issued the consolidation guidance for variable-interest entities to replace the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance. These new standards will be effective for the Company in the first quarter of fiscal year 2011. We are currently assessing the potential impact, if any, these new standards may have on our consolidated financial position, results of operations or cash flows.
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
On April 1, 2009, we adopted amendments to the accounting standard addressing derivatives and hedging. The amendments change the disclosure requirements for derivative instruments and hedging activities, requiring enhanced disclosures about how and why an entity uses derivative instruments, how instruments are accounted for under U.S. GAAP, and how derivatives and hedging activities affect an entity’s financial position, financial performance and cash flows. The adoption of these amendments required additional disclosure only, and therefore did not have an impact on our consolidated financial position, results of operations or cash flows.

NOTE 3. INVESTMENTS
The following table summarizes short-term and long-term investments by major security type (in thousands):

	December 31, 2009
	Cost or	Gross Unrealized	Fair
	Amortized Cost	Gain (Loss)	Value
Short-term investments
Held-to-maturity:
Certificates of deposits	$13,214	$—	$13,214
Corporate bonds	2,015	—	2,015
Municipal bonds	6,055	—	6,055

Total short-term investments in held-to-maturity	$21,284	$—	$21,284

Long-term investments
Held-to-maturity:
Certificates of deposits	$6,562	$—	$6,562
Corporate bonds	11,110	—	11,110
Municipal bonds	3,433	—	3,433
U.S. agency securities	2,500	—	2,500

Total long-term investments in held-to-maturity	$23,605	$—	$23,605

	March 31, 2009
	Cost or	Gross Unrealized	Fair
	Amortized Cost	Gain (Loss)	Value
Short-term investments
Held-to-maturity:
Certificates of deposits	$20,776	$—	$20,776

Total short-term investments in held-to-maturity	$20,776	$—	$20,776

Long-term investments
Held-to-maturity:
Certificates of deposits	$2,376	$—	$2,376
Corporate bonds	2,510	—	2,510

Total long-term investments in held-to-maturity	$4,886	$—	$4,886

As of December 31, 2009 and March 31, 2009, we had no unrealized gain (loss) on investments, net of related income taxes.
The contractual maturities of short-term and long-term investments as of December 31, 2009, are as follows (in thousands):

Investments	Fair Value
Due in less than one year	$21,284
Due in 1 to 4 years	23,605

Total investments	$44,889

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
The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of December 31, 2009 (in thousands):

	As of December 31, 2009
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$30,318	$—	$—	$30,318

Total assets at fair value	$30,318	$—	$—	$30,318

Our Level 1 financial assets are cash equivalents, comprised of money market mutual funds, which are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security. As of December 31, 2009, we did not have any Level 2 or Level 3 financial assets or liabilities.
NOTE 5. INVENTORIES
Inventories, include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories were as follows (in thousands):

	December 31,	March 31,
	2009	2009
Raw materials	$8,407	$8,539
Work-in-process	3,030	2,592
Finished goods	6,114	4,604

Total Inventories	$17,551	$15,735

NOTE 6. WARRANTY RESERVES
We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments and reagent discs.
Instruments. Our standard warranty obligation on instruments ranges from one to three years. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. Cost of revenue reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience. The estimated accrual for warranty exposure is based on historical experience, estimated product failure rates, material usage, freight incurred in repairing the instrument after failure and known design changes.
Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. During the three and nine months ended December 31, 2009, the provision for warranty expense related to replacement of defective reagent discs was $66,000 and $91,000, respectively. The balance of accrued warranty reserve related to replacement of defective reagent discs at December 31, 2009 and 2008 was $325,000 and $392,000, respectively, which was classified as a current liability on the balance sheet.
We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three and nine months ended December 31, 2009 and 2008 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Balance at beginning of period	$2,228	$2,242	$2,297	$1,948
Provision for warranty expense	198	387	599	1,406
Warranty costs incurred	(140)	(244)	(610)	(969)
Adjustment to pre-existing warranties	(668)	—	(668)	—

Balance at end of period	1,618	2,385	1,618	2,385
Non-current portion of warranty reserve	245	748	245	748

Current portion of warranty reserve	$1,373	$1,637	$1,373	$1,637

NOTE 7. LINE OF CREDIT
We have a line of credit with Comerica Bank-California which provides for borrowings of up to $2.0 million. The line of credit may be terminated upon notification by either party and any outstanding balance is payable upon demand by Comerica Bank-California. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 3.00% at December 31, 2009, and is payable monthly. At December 31, 2009, of the $2.0 million of borrowings available, $97,000 was committed to secure a letter of credit for our facilities lease. At December 31, 2009, there was no amount outstanding under our line of credit. The weighted average interest rates on our line of credit during the three months ended December 31, 2009 and 2008 were 3.00% and 3.81%, respectively.
The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. At December 31, 2009, we were in compliance with each of these covenants. Included in these financial covenants, among other stipulations, are the following requirements:
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
Borrowings under the line of credit are collateralized by our net book value of assets of $141.7 million at December 31, 2009, including our intellectual property.
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
NOTE 9. SHARE-BASED COMPENSATION
We recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors. Share-based compensation has been classified in the statements of operations or capitalized on the balance sheets in the same manner as cash compensation paid to employees. Non-cash compensation expense recognized for share-based awards during the three months ended December 31, 2009 and 2008 was $1.4 million and $465,000, respectively, and during the nine months ended December 31, 2009 and 2008 was $3.7 million and $1.3 million, respectively. Capitalized share-based compensation costs at December 31, 2009 and 2008 were $93,000 and $34,000, respectively, which were included in inventories on our Condensed Consolidated Balance Sheets.
Cash Flow Impact
The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for the three months ended December 31, 2009 and 2008 were $487,000 and $2.0 million, respectively, and for the nine months ended December 31, 2009 and 2008 were $838,000 and $5.1 million, respectively.
Equity Compensation Plans
Our share-based compensation plans are described below.
2005 Equity Incentive Plan. Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended our 1998 Stock Option Plan. The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. On October 28, 2008, our shareholders approved an amendment to the Equity Incentive Plan to increase the shares reserved for issuance under the Equity Incentive Plan by 500,000 shares. As of December 31, 2009, the Equity Incentive Plan provides for the issuance of a maximum of 5,386,000 shares, of which 454,000 shares of common stock were then available for future issuance.
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
1992 Outside Directors’ Stock Option Plan. Under our 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors. Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. The Directors Plan provided for the issuance of a maximum of 250,000 shares. As of December 31, 2009, all outstanding options under the Directors Plan were fully vested and fully exercisable and no shares of common stock were available for future issuance because the time period for granting options expired in accordance with the terms of the Directors Plan in June 2002.

Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.
Stock Options
Prior to April 1, 2006, we granted stock options to employees, with an exercise price equal to the closing market price of our common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment with the Company. In addition, prior to April 1, 2006, we granted stock options to non-employee directors with an exercise price equal to the closing market price of our common stock on the date of grant and became exercisable over a period of one year based on monthly vesting terms, conditional on continuous service to the Company. There were no stock options granted since the beginning of fiscal 2007 or during the nine months ended December 31, 2009.
We used the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006. The fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach. We have recognized compensation expense during the requisite service period of the stock option. As of December 31, 2009, we had no unrecognized compensation expense related to stock options granted.
Stock Option Activity
The following table summarizes information regarding options outstanding and options exercisable at December 31, 2009 and the changes during the nine-month period then ended:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Life (Years)	(In thousands)
Outstanding at March 31, 2009	848,000	$8.86
Granted	—	—
Exercised	(63,000)	7.18
Canceled or forfeited	—	—

Outstanding at December 31, 2009	785,000	$8.99	2.58	$12,995

Vested and expected to vest at December 31, 2009	785,000	$8.99	2.58	$12,995

Exercisable at December 31, 2009	785,000	$8.99	2.58	$12,995

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of December 31, 2009, that would have been received by the option holders had all option holders exercised their stock options as of that date. Total intrinsic value of stock options exercised during the three months ended December 31, 2009 and 2008 was $368,000 and $1.3 million, respectively, and during the nine months ended December 31, 2009 and 2008 was $1.0 million and $2.4 million, respectively. Cash proceeds from stock options exercised during the three months ended December 31, 2009 and 2008 were $250,000 and $181,000, respectively, and during the nine months ended December 31, 2009 and 2008 were $455,000 and $522,000, respectively.
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
The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of December 31, 2009, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $13.8 million, which is expected to be recognized over a weighted average service period of 2.14 years.
Restricted Stock Unit Activity
The following table summarizes restricted stock unit activity for the nine months ended December 31, 2009:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value(1)
Unvested at March 31, 2009	690,000	$23.43
Granted	308,000	18.32
Vested(2)	(75,000)	23.70
Canceled or forfeited	(59,000)	23.54

Unvested at December 31, 2009	864,000	$21.57

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.

(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
Total intrinsic value of restricted stock units vested during the three months ended December 31, 2009 and 2008 was $52,000 and $14,000, respectively, and during the nine months ended December 31, 2009 and 2008 was $1.3 million and $1.1 million, respectively. The total grant date fair value of restricted stock units vested during the three months ended December 31, 2009 and 2008 was $63,000 and $30,000, respectively, and during the nine months ended December 31, 2009 and 2008 was $1.8 million and $1.0 million, respectively.
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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Numerator:
Net income	$3,430	$3,356	$10,383	$9,429

Denominator:
Weighted average common shares outstanding — basic	22,035,000	21,879,000	22,002,000	21,798,000
Weighted average effect of dilutive securities:
Stock options	404,000	381,000	399,000	493,000
Restricted stock units	178,000	4,000	148,000	34,000

Weighted average common shares outstanding — diluted	22,617,000	22,264,000	22,549,000	22,325,000

Net income per share:
Basic net income per share	$0.16	$0.15	$0.47	$0.43

Diluted net income per share	$0.15	$0.15	$0.46	$0.42

We excluded the following stock options from the computation of diluted weighted average shares outstanding because the exercise price of the stock options is greater than the average market price of our common stock during the period and, therefore, the inclusion of these stock options would be antidilutive to net income per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Weighted average number of shares underlying antidilutive stock options	—	185,000	—	159,000
Weighted average exercise price per share underlying antidilutive stock options	N/A	$21.02	N/A	$21.65
We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Weighted average number of shares underlying antidilutive restricted stock units	68,000	679,000	64,000	190,000
NOTE 11. INCOME TAXES
Our effective tax rate for the three months ended December 31, 2009 and 2008 was 37% and 34%, respectively, and for the nine months ended December 31, 2009 and 2008 was 39% and 36%, respectively.
The increase in the effective tax rate for the three and nine months ended December 31, 2009, as compared to the three and nine months ended December 31, 2008, was primarily due to an increase in non-deductible share-based compensation expense and a change in our investment portfolio, and partially offset by an increase in tax benefits for federal qualified production activities.
We did not have any unrecognized tax benefits as of December 31, 2009 or December 31, 2008. During the three and nine months ended December 31, 2009 and 2008, we did not recognize any interest or penalties related to unrecognized tax benefits.
NOTE 12. COMPREHENSIVE INCOME
The following is a summary of comprehensive income for the three and nine months ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income	$3,430	$3,356	$10,383	$9,429
Other comprehensive income:
Change in unrealized gain (loss) on investments, net of tax	3	393	—	1,415

Comprehensive income	$3,433	$3,749	$10,383	$10,844

NOTE 13. SEGMENT REPORTING INFORMATION
Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.
Abaxis develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments. We manage our business on the basis of the following two reportable segments: (i) the medical market and (ii) the veterinary market, which are based on the products sold by market and customer group. Each reportable segment has similar manufacturing processes, technology and shared infrastructures. The accounting policies for segment reporting are the same as for the Company as a whole. We do not segregate assets by segments since our chief operating decision maker does not use assets as a basis to evaluate a segment’s performance.
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
Veterinary Market
In the veterinary market reportable segment, we serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. The products manufactured and sold in this segment primarily consist of VetScan chemistry analyzers and veterinary reagent discs. We also sell OEM supplied products in this segment consisting of hematology instruments and related reagent kits, VetScan VSpro coagulation analyzers and related consumables, which we launched in the fourth quarter of fiscal 2009, canine heartworm rapid tests, which we launched in our fourth quarter of fiscal 2009, and i-STAT analyzers and related consumables, which we launched in our fiscal 2010.
The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for the three and nine months ended December 31, 2009 and 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Revenues:
Medical Market	$5,172	$7,175	$17,280	$19,719
Veterinary Market	23,889	17,907	67,396	54,465
Other(1)	1,944	1,882	6,216	5,040

Total revenues	31,005	26,964	90,892	79,224

Cost of revenues:
Medical Market	2,198	3,548	7,552	9,772
Veterinary Market	9,955	7,389	26,993	22,672
Other(1)	556	922	3,045	2,830

Total cost of revenues	12,709	11,859	37,590	35,274

Gross profit:
Medical Market	2,974	3,627	9,728	9,947
Veterinary Market	13,934	10,518	40,403	31,793
Other(1)	1,388	960	3,171	2,210

Gross profit	$18,296	$15,105	$53,302	$43,950

(1) Represents unallocated items, not specifically identified to any particular business segment.

NOTE 14. REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS
Revenue Information
The following is a summary of our revenues by product category (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenues by Product Category	2009	2008	2009	2008
Instruments(1)	$8,461	$7,976	$21,291	$22,670
Consumables(2)	20,105	16,751	61,993	50,378
Other products	1,569	1,340	5,015	3,767

Product sales, net	30,135	26,067	88,299	76,815
Development and licensing revenue	870	897	2,593	2,409

Total revenues	$31,005	$26,964	$90,892	$79,224

(1)	Instruments include chemistry analyzers, hematology instruments, coagulation analyzers and i-STAT analyzers.

(2)	Consumables include reagent discs, hematology reagent kits, coagulation cartridges, i-STAT cartridges and canine heartworm rapid tests.
The following is a summary of revenues by geographic region based on customer location (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenues by Geographic Region	2009	2008	2009	2008
North America	$24,907	$22,852	$73,792	$65,560
Europe	4,855	3,040	13,704	10,835
Asia Pacific and rest of the world	1,243	1,072	3,396	2,829

Total revenues	$31,005	$26,964	$90,892	$79,224

Significant Concentrations
Revenues from significant customers as a percentage of total revenues were as follows:

		Three Months Ended		Nine Months Ended
	Geographical	December 31,		December 31,
Distributor	Location	2009	2008	2009	2008
Walco International, Inc., d/b/a DVM Resources	United States	12%	<10%	11%	<10%
During the three and nine months ended December 31, 2008, there were no distributors or direct customers that accounted for more than 10% of our total worldwide revenues.
At December 31, 2009, one distributor in the United States accounted for 17% of our total receivables balance. At December 31, 2008, one distributor in the United States accounted for 14% of our total receivables balance.
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
In May 2009, we entered into an exclusive agreement with Abbott Point of Care Inc., granting us the right to sell and distribute Abbott’s i-STAT® 1 handheld instrument (i-STAT 1 analyzer) and associated consumables (for blood gas, electrolyte, basic blood chemistry and immunoassay testing) in the animal health care market worldwide. Our right to sell and distribute these products is initially non-exclusive, but becomes exclusive in all countries of the world, except for Japan, on November 1, 2009. Our rights in Japan remain non-exclusive for the term of the agreement. The initial term of the agreement ends on December 31, 2014, and after this initial term, our agreement continues automatically for successive one-year periods unless terminated by either party. We started marketing and sales activities of the i-STAT cartridges in the first quarter of fiscal 2010. In the second quarter of fiscal 2010, we started marketing and sales activities of the i-STAT instrument. We launched an Abaxis-branded version of the i-STAT 1 instrument as part of our VetScan line in the third quarter of fiscal 2010.

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
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of December 31, 2009, we used Level 1 assumptions for our cash equivalents, which are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.
Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of December 31, 2009, we did not have any Level 2 financial assets or liabilities.
Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of December 31, 2009, we did not have any Level 3 financial assets or liabilities.
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date.
Warranty Reserves. We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments. Our standard warranty obligation on instruments ranges from one to three years. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. Cost of revenue reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our estimated accrual for warranty exposure is based on historical experience, estimated product failure rates, material usage and freight incurred in repairing the instrument after failure and known design changes.
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
We did not grant stock options during fiscal 2007, 2008 or 2009, or during the nine months ended December 31, 2009. For stock options granted prior to March 31, 2006, we use the Black-Scholes option pricing model to determine the fair value. Determining the appropriate fair value model and calculating the fair value of share-based awards requires highly subjective assumptions, as described below.
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
Total Revenues
Revenues by Geographic Region and by Product Category. Revenues by geographic region based on customer location and revenues by product category during the three and nine months ended December 31, 2009 and 2008 were as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
Revenues by Geographic Region	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
North America	$24,907	$22,852	$2,055	9%	$73,792	$65,560	$8,232	13%
Percentage of total revenues	80%	85%			81%	83%
Europe	4,855	3,040	1,815	60%	13,704	10,835	2,869	26%
Percentage of total revenues	16%	11%			15%	14%
Asia Pacific and rest of the world	1,243	1,072	171	16%	3,396	2,829	567	20%
Percentage of total revenues	4%	4%			4%	3%

Total revenues	$31,005	$26,964	$4,041	15%	$90,892	$79,224	$11,668	15%

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
Revenues by Product Category	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Instruments(1)	$8,461	$7,976	$485	6%	$21,291	$22,670	$(1,379)	(6%)
Percentage of total revenues	27%	30%			23%	29%
Consumables(2)	20,105	16,751	3,354	20%	61,993	50,378	11,615	23%
Percentage of total revenues	65%	62%			68%	63%
Other products	1,569	1,340	229	17%	5,015	3,767	1,248	33%
Percentage of total revenues	5%	5%			6%	5%

Product sales, net	30,135	26,067	4,068	16%	88,299	76,815	11,484	15%
Percentage of total revenues	97%	97%			97%	97%
Development and licensing revenue	870	897	(27)	(3%)	2,593	2,409	184	8%
Percentage of total revenues	3%	3%			3%	3%

Total revenues	$31,005	$26,964	$4,041	15%	$90,892	$79,224	$11,668	15%

(1)	Instruments include chemistry analyzers, hematology instruments, coagulation analyzers and i-STAT analyzers.

(2)	Consumables include reagent discs, hematology reagent kits, coagulation cartridges, i-STAT cartridges and canine heartworm rapid tests.
Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008
North America. During the three months ended December 31, 2009, total revenues in North America increased 9%, or $2.1 million, as compared to the three months ended December 31, 2008. The increase in total revenues in North America was attributed to the following:
•	Sales of our VetScan chemistry analyzers in North America increased 26%, or $577,000, primarily due to the timing of inventory purchases by a distributor during the three months ended December 31, 2009.
•	Total sales from our original equipment manufacturing (“OEM”) supplied products, which include our VetScan VSpro coagulation analyzers and related consumables (launched in the fourth quarter of fiscal 2009), i-STAT analyzers and related consumables (launched in fiscal 2010), and canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009), were $3.3 million in North America during the three months ended December 31, 2009.
The net increase in total revenues in North America was partially offset by the following:
•	Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) decreased 47%, or $679,000, primarily due to inventory stock adjustments by distributors during the three months ended December 31, 2009.

•	Sales of our Piccolo chemistry analyzers to the U.S. government decreased 92%, or $708,000, primarily due to a decrease in the U.S. Military’s needs for our products in the third quarter of fiscal 2010, which were not predictable.
•	Medical reagent discs sales in North America (excluding the U.S. government) decreased 14%, or $428,000, primarily due to inventory stock adjustments by distributors during the three months ended December 31, 2009.
Europe. During the three months ended December 31, 2009, total revenues in Europe increased 60%, or $1.8 million, as compared to the three months ended December 31, 2008. The increase in total revenues in Europe was attributed to the following:
•	Sales of our VetScan chemistry analyzers in Europe increased 56%, or $357,000, primarily due to the timing of inventory purchases by our distributors and higher average selling prices during the three months ended December 31, 2009.
•	Veterinary reagent discs sales in Europe increased 182%, or $1.6 million, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers and higher average selling prices.
The net increase in total revenues in Europe was partially offset by a decrease in medical reagent discs sold in Europe of 40%, or $325,000, primarily due to the timing of inventory purchases by our distributors during the three months ended December 31, 2009.
Significant concentration. One distributor in the United States, DVM Resources, accounted for 12% of our total worldwide revenues during the three months ended December 31, 2009. There were no distributors or direct customers that accounted for more than 10% of our total worldwide revenues for the three months ended December 31, 2008.
Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008
North America. During the nine months ended December 31, 2009, total revenues in North America increased 13%, or $8.2 million, as compared to the nine months ended December 31, 2008. The increase in total revenues in North America was attributed to the following:
•	Veterinary reagent discs sales in North America increased 15%, or $4.2 million, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers.
•	Sales of our hematology reagent kits in North America increased 12%, or $373,000, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan hematology instruments.
•	Total sales from our OEM supplied products, which include our VetScan VSpro coagulation analyzers and related consumables (launched in the fourth quarter of fiscal 2009), i-STAT analyzers and related consumables (launched in fiscal 2010), and canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009), were $6.3 million in North America during the nine months ended December 31, 2009.
•	Revenues from other products sold in North America increased 31%, or $1.1 million. The net increase was primarily due to (a) a decrease in maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products, for which revenue is deferred and recognized ratably over the life of the maintenance contract and (b) an increase in demand for products using the Orbos Discrete Lyophilization Process, which is strongly affected by seasonal demands.
The net increase in total revenues in North America was partially offset by the following:
•	Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) decreased 49%, or $2.1 million, primarily due to inventory stock adjustments by distributors during the nine months ended December 31, 2009.
•	Sales of our Piccolo chemistry analyzers to the U.S. government decreased 42%, or $814,000, primarily due to a decrease in the U.S. Military’s needs for our products in the third quarter of fiscal 2010, which were not predictable.
•	Sales of our VetScan chemistry analyzers in North America decreased 10%, or $685,000, primarily due to lower average selling prices, and partially offset by an increase in units sold, primarily in the third quarter of fiscal 2010.
•	Sales of our hematology instruments in North America decreased 5%, or $283,000.

Europe. During the nine months ended December 31, 2009, total revenues in Europe increased 26%, or $2.9 million, as compared to the nine months ended December 31, 2008. The increase in total revenues in Europe was attributed to the following:
•	Sales of our VetScan chemistry analyzers in Europe increased 38%, or $732,000, primarily due to the timing of inventory purchases by our distributors and higher average selling prices during the nine months ended December 31, 2009.
•	Total sales of our VetScan hematology instruments and hematology reagent kits in Europe increased 60%, or $321,000, primarily due to an increase in units sold resulting from our promotion strategy for our VetScan hematology instruments.
•	Medical reagent discs sales in Europe increased 9%, or $131,000, primarily due to the expanded installed base of our Piccolo chemistry analyzers and higher average selling prices during the nine months ended December 31, 2009.
•	Veterinary reagent discs sales in Europe increased 25%, or $1.4 million, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers and higher average selling prices.
Significant concentration. One distributor in the United States, DVM Resources, accounted for 11% of our total worldwide revenues during the nine months ended December 31, 2009. There were no distributors or direct customers that accounted for more than 10% of our total worldwide revenues during the nine months ended December 31, 2008.
Segment Results
Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008
The following table presents revenues, cost of revenues, gross profit and percent of revenues by operating segments for the three months ended December 31, 2009 and 2008 (in thousands, except percentages):

	Three Months Ended
	December 31,				Change
		Percent of		Percent of	Increase/	Percent
	2009	Revenues(1)	2008	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market	$5,172	100%	$7,175	100%	$(2,003)	(28%)
Percentage of total revenues	17%		27%
Veterinary Market	23,889	100%	17,907	100%	5,982	33%
Percentage of total revenues	77%		66%
Other(2)	1,944		1,882		62	3%
Percentage of total revenues	6%		7%

Total revenues	31,005		26,964		4,041	15%

Cost of revenues:
Medical Market	2,198	42%	3,548	49%	(1,350)	(38%)
Veterinary Market	9,955	42%	7,389	41%	2,566	35%
Other(2)	556		922		(366)	(40%)

Total cost of revenues	12,709		11,859		850	7%

Gross profit:
Medical Market	2,974	58%	3,627	51%	(653)	(18%)
Veterinary Market	13,934	58%	10,518	59%	3,416	32%
Other(2)	1,388		960		428	45%

Gross profit	$18,296		$15,105		$3,191	21%

(1)	The percentages reported are based on our revenues by operating segment.

(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market
Revenues for Medical Market Segment
During the three months ended December 31, 2009, total revenues in the medical market decreased 28%, or $2.0 million, as compared to the three months ended December 31, 2008. Components of the change were as follows:
Instruments. Total revenues from sales of our Piccolo chemistry analyzers decreased 47%, or $1.3 million, during the three months ended December 31, 2009, as compared to the three months ended December 31, 2008. The decrease in revenues was primarily attributed to (a) a decrease in revenues in North America (excluding the U.S. government) of 47%, or $679,000, primarily due to inventory stock adjustments by distributors during the three months ended December 31, 2009, and (b) a decrease in sales to the U.S. government of 92%, or $708,000, primarily due to a decrease in the U.S. Military’s needs for our products in the third quarter of fiscal 2010, which were not predictable.
Consumables. Total revenues from medical reagent discs decreased 18%, or $752,000, during the three months ended December 31, 2009, as compared to the three months ended December 31, 2008. The decrease in revenues was primarily attributed to (a) a decrease in revenues in North America (excluding the U.S. government) of 14%, or $428,000, primarily due to inventory stock adjustments by distributors during the three months ended December 31, 2009, and (b) a decrease in revenues in Europe of 40%, or $325,000, primarily due to the timing of inventory purchases by our distributors during the three months ended December 31, 2009.
Gross Profit for Medical Market Segment
Gross profit for the medical market segment decreased 18%, or $653,000, during the three months ended December 31, 2009, as compared to the three months ended December 31, 2008. Gross profit percentages for the medical market segment during the three months ended December 31, 2009 and 2008 were 58% and 51%, respectively. In absolute dollars, the decrease in gross profit for the medical market segment was primarily due to a decrease in units of Piccolo chemistry analyzers and medical reagent discs sold during the three months ended December 31, 2009. The decrease was partially offset by lower manufacturing costs on Piccolo chemistry analyzers and medical reagent discs during the three months ended December 31, 2009.
Veterinary Market
Revenues for Veterinary Market Segment
During the three months ended December 31, 2009, total revenues in the veterinary market increased 33%, or $6.0 million, as compared to the three months ended December 31, 2008. Total revenues from veterinary instruments sold increased 34%, or $1.8 million, during the three months ended December 31, 2009, as compared to the three months ended December 31, 2008. Total revenues from consumables in the veterinary market increased 33%, or $4.1 million, during the three months ended December 31, 2009, as compared to the three months ended December 31, 2008. Components of the change were as follows:
•	Sales of our VetScan chemistry analyzers increased 33%, or $998,000, during the three months ended December 31, 2009, as compared to the three months ended December 31, 2008. The increase in revenues was primarily attributed to (a) an increase in revenues in North America of 26%, or $577,000, primarily due to the timing of inventory purchases by a distributor during the three months ended December 31, 2009, and (b) an increase in revenues in Europe of 56%, or $357,000, primarily due to the timing of inventory purchases by our distributors and higher average selling prices during the three months ended December 31, 2009.
•	Total revenues from veterinary reagent discs increased 13%, or $1.5 million, during the three months ended December 31, 2009, as compared to the three months ended December 31, 2008. The increase in revenues was primarily attributed to an increase in revenues in Europe of 182%, or $1.6 million, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers and higher average selling prices.
•	Total sales from our OEM supplied products, which include our VetScan VSpro coagulation analyzers and related consumables (launched in the fourth quarter of fiscal 2009), i-STAT analyzers and related consumables (launched in fiscal 2010), and canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009), were $3.4 million during the three months ended December 31, 2009, primarily in North America.

Gross Profit for Veterinary Market Segment
Gross profit for the veterinary market segment increased 32%, or $3.4 million, during the three months ended December 31, 2009, as compared to the three months ended December 31, 2008. Gross profit percentages for the veterinary market segment during the three months ended December 31, 2009 and 2008 were 58% and 59%, respectively. In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) an increase in units of VetScan chemistry analyzers and veterinary reagent discs sold during the three months ended December 31, 2009, (b) higher average selling prices of veterinary reagent discs sold during the three months ended December 31, 2009, (c) sales of our i-STAT analyzers and related consumables (launched in fiscal 2010), and (d) lower manufacturing costs on VetScan chemistry analyzers and veterinary reagent discs during the three months ended December 31, 2009.
Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008
The following table presents revenues, cost of revenues, gross profit and percent of revenues by operating segments for the nine months ended December 31, 2009 and 2008 (in thousands, except percentages):

	Nine Months Ended
	December 31,				Change
		Percent of		Percent of	Increase/	Percent
	2009	Revenues(1)	2008	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market	$17,280	100%	$19,719	100%	$(2,439)	(12%)
Percentage of total revenues	19%		25%
Veterinary Market	67,396	100%	54,465	100%	12,931	24%
Percentage of total revenues	74%		69%
Other(2)	6,216		5,040		1,176	23%
Percentage of total revenues	7%		6%

Total revenues	90,892		79,224		11,668	15%

Cost of revenues:
Medical Market	7,552	44%	9,772	50%	(2,220)	(23%)
Veterinary Market	26,993	40%	22,672	42%	4,321	19%
Other(2)	3,045		2,830		215	8%

Total cost of revenues	37,590		35,274		2,316	7%

Gross profit:
Medical Market	9,728	56%	9,947	50%	(219)	(2%)
Veterinary Market	40,403	60%	31,793	58%	8,610	27%
Other(2)	3,171		2,210		961	43%

Gross profit	$53,302		$43,950		$9,352	21%

(1)	The percentages reported are based on our revenues by operating segment.

(2)	Represents unallocated items, not specifically identified to any particular business segment.
Medical Market
Revenues for Medical Market Segment
During the nine months ended December 31, 2009, total revenues in the medical market decreased 12%, or $2.4 million, as compared to the nine months ended December 31, 2008. Components of the change were as follows:
Instruments. Total revenues from sales of our Piccolo chemistry analyzers decreased 36%, or $2.7 million, during the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008. The decrease in revenues was primarily attributed to (a) a decrease in revenues in North America (excluding the U.S. government) of 49%, or $2.1 million, primarily due to inventory stock adjustments by distributors during the nine months ended December 31, 2009, and (b) a decrease in sales to the U.S. government of 42%, or $814,000, primarily due to a decrease in the U.S. Military’s needs for our products in the third quarter of fiscal 2010, which were not predictable.
Consumables. Total revenues from medical reagent discs increased 2%, or $200,000, during the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008. The increase in revenues was primarily attributed to an increase in revenues in Europe of 9%, or $131,000, primarily due to the expanded installed base of our Piccolo chemistry analyzers and higher average selling prices during the nine months ended December 31, 2009.

Gross Profit for Medical Market Segment
Gross profit for the medical market segment decreased 2%, or $219,000, during the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008. Gross profit percentages for the medical market segment during the nine months ended December 31, 2009 and 2008 were 56% and 50%, respectively. In absolute dollars, the decrease in gross profit for the medical market segment was primarily due to a decrease in units of Piccolo chemistry analyzers sold during the nine months ended December 31, 2009. The decrease was partially offset by lower manufacturing costs on Piccolo chemistry analyzers and medical reagent discs during the nine months ended December 31, 2009.
Veterinary Market
Revenues for Veterinary Market Segment
During the nine months ended December 31, 2009, total revenues in the veterinary market increased 24%, or $12.9 million, as compared to the nine months ended December 31, 2008. Total revenues from veterinary instruments sold increased 9%, or $1.3 million, during the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008. Total revenues from consumables in the veterinary market increased 30%, or $11.4 million, during the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008. Components of the change were as follows:
•	Sales of our VetScan chemistry analyzers increased 2%, or $147,000, during the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008. The changes were primarily attributed to an increase in revenues in Europe of 38%, or $732,000, primarily due to the timing of inventory purchases by our distributors and higher average selling prices during the nine months ended December 31, 2009. The net increase in total revenues was partially offset by a decrease in revenues in North America of 10%, or $685,000, primarily due to lower average selling prices, and partially offset by an increase in units sold, primarily in the third quarter of fiscal 2010.
•	Total sales of our VetScan hematology instruments and hematology reagent kits increased 5%, or $475,000, primarily attributed to an increase in revenues in Europe of 60%, or $321,000, primarily due to an increase in units sold resulting from our promotion strategy for our VetScan hematology instruments.
•	Total revenues from veterinary reagent discs increased 16%, or $5.7 million, during the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008. The increase in revenues was primarily attributed to (a) an increase in revenues in North America of 15%, or $4.2 million, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers, and (b) an increase in revenues in Europe of 25%, or $1.4 million, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers and higher average selling prices.
•	Total sales from our OEM supplied products, which include our VetScan VSpro coagulation analyzers and related consumables (launched in the fourth quarter of fiscal 2009), i-STAT analyzers and related consumables (launched in fiscal 2010), and canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009), were $6.4 million during the nine months ended December 31, 2009, primarily in North America.
Gross Profit for Veterinary Market Segment
Gross profit for the veterinary market segment increased 27%, or $8.6 million, during the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008. Gross profit percentages for the veterinary market segment during the nine months ended December 31, 2009 and 2008 were 60% and 58%, respectively. In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) an increase in units of VetScan chemistry analyzers and veterinary reagent discs sold during the nine months ended December 31, 2009, (b) higher average selling prices of veterinary reagent discs sold during the nine months ended December 31, 2009, (c) sales of our i-STAT analyzers and related consumables, (launched in fiscal 2010) and sales of our canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009), and (d) lower manufacturing costs on VetScan chemistry analyzers and veterinary reagent discs during the nine months ended December 31, 2009.

Cost of Revenues
The following sets forth, our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Cost of revenues	$12,709	$11,859	$850	7%	$37,590	$35,274	$2,316	7%
Percentage of total revenues	41%	44%			41%	45%
Cost of revenues includes the costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.
Three and Nine Months Ended December 31, 2009 Compared to Three and Nine Months Ended December 31, 2008
The increase in cost of revenues, in absolute dollars, during the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, was primarily due to sales from our OEM supplied products, which include our VetScan VSpro coagulation analyzers and related consumables, i-STAT analyzers and related consumables, and canine heartworm rapid tests, during the three months ended December 31, 2009. The increase in cost of revenues was partially offset by a decrease in units of Piccolo chemistry analyzers and medical reagent discs sold during the three months ended December 31, 2009. As a percentage of total revenues, the decrease in cost of revenues during the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, was primarily due to lower manufacturing costs on VetScan chemistry analyzers and veterinary reagent discs during the three months ended December 31, 2009.
The increase in cost of revenues, in absolute dollars, during the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008, was primarily due to (a) sales from our OEM supplied products, which include our VetScan VSpro coagulation analyzers and related consumables, i-STAT analyzers and related consumables, and canine heartworm rapid tests, during the nine months ended December 31, 2009, and (b) an increase in units of VetScan chemistry analyzers and veterinary reagent discs sold during the nine months ended December 31, 2009. The increase in cost of revenues was partially offset by (a) lower manufacturing costs on Piccolo and VetScan chemistry analyzers during the nine months ended December 31, 2009, (b) a decrease in units of Piccolo chemistry analyzers sold during the nine months ended December 31, 2009, and (c) lower manufacturing costs on medical and veterinary reagent discs during the nine months ended December 31, 2009. As a percentage of total revenues, the decrease in cost of revenues during the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008, was primarily due to lower manufacturing costs on VetScan chemistry analyzers and veterinary reagent discs during the nine months ended December 31, 2009.
Gross Profit
The following sets forth, our gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Total gross profit	$18,296	$15,105	$3,191	21%	$53,302	$43,950	$9,352	21%
Total gross margin	59%	56%			59%	55%
Three and Nine Months Ended December 31, 2009 Compared to Three and Nine Months Ended December 31, 2008
The increase in gross profit, in absolute dollars, during the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, was primarily due to (a) an increase in units of VetScan chemistry analyzers and veterinary reagent discs sold during the three months ended December 31, 2009, (b) higher average selling prices of veterinary reagent discs sold during the three months ended December 31, 2009, (c) sales of our i-STAT analyzers and related consumables (launched in fiscal 2010), (d) lower manufacturing costs on Piccolo and VetScan chemistry analyzers during the three months ended December 31, 2009, and (e) lower manufacturing costs on medical and veterinary reagent discs during the three months ended December 31, 2009. The increase was partially offset by a decrease in units of Piccolo chemistry analyzers and medical reagent discs sold during the three months ended December 31, 2009. As a percentage, the increase in gross margin during the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, was primarily due to lower manufacturing costs on VetScan chemistry analyzers and veterinary reagent discs during the three months ended December 31, 2009.

The increase in gross profit, in absolute dollars, during the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008, was primarily due to (a) an increase in units of VetScan chemistry analyzers and veterinary reagent discs sold during the nine months ended December 31, 2009, (b) higher average selling prices of veterinary reagent discs sold during the nine months ended December 31, 2009, (c) sales of our i-STAT analyzers and related consumables (launched in fiscal 2010) and sales of our canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009), (d) lower manufacturing costs on Piccolo and VetScan chemistry analyzers during the nine months ended December 31, 2009, and (e) lower manufacturing costs on medical and veterinary reagent discs during the nine months ended December 31, 2009. The increase was partially offset by a decrease in units of Piccolo chemistry analyzers sold during the nine months ended December 31, 2009. As a percentage, the increase in gross margin during the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008, was primarily due to lower manufacturing costs on VetScan chemistry analyzers and veterinary reagent discs during the nine months ended December 31, 2009.
Operating Expenses
Research and Development
The following sets forth, our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Research and development expenses	$2,835	$2,037	$798	39%	$8,002	$6,116	$1,886	31%
Percentage of total revenues	9%	8%			9%	8%
Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and enhancement of existing products.
Three and Nine Months Ended December 31, 2009 Compared to Three and Nine Months Ended December 31, 2008
The increase in research and development expenses, in absolute dollars, during the three and nine months ended December 31, 2009, as compared to the three and nine months ended December 31, 2008, was primarily due to new product development and enhancement of existing products and clinical trials. Research and development expenses are based on the project activities planned and the level of spending depends on budgeted expenditures. The projects primarily relate to new product development in both the medical and veterinary markets and costs related to compliance with FDA and United States Department of Agriculture (the “USDA”) regulations and clinical trials. Share-based compensation expense during the three months ended December 31, 2009 and 2008 was $235,000 and $64,000, respectively, and during the nine months ended December 31, 2009 and 2008 was $589,000 and $178,000, respectively.
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
Sales and Marketing
The following sets forth, our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Sales and marketing expenses	$7,486	$6,061	$1,425	24%	$21,428	$18,382	$3,046	17%
Percentage of total revenues	24%	22%			24%	23%
Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

Three and Nine Months Ended December 31, 2009 Compared to Three and Nine Months Ended December 31, 2008
The increase in sales and marketing expenses, in absolute dollars, during the three and nine months ended December 31, 2009, as compared to the three and nine months ended December 31, 2008, was primarily due to personnel-related costs resulting from (a) an increase in headcount in various divisions, including sales and marketing, customer service and technical service, to support the growth in both our medical and veterinary markets and (b) an increase in commission and bonus expenses, which are based on the achievement of established goals. Share-based compensation expense during the three months ended December 31, 2009 and 2008 was $335,000 and $143,000, respectively, and during the nine months ended December 31, 2009 and 2008 was $884,000 and $401,000, respectively.
General and Administrative
The following sets forth, our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
General and administrative expenses	$2,552	$2,241	$311	14%	$7,739	$5,855	$1,884	32%
Percentage of total revenues	8%	8%			9%	7%
General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting, human resources and legal.
Three and Nine Months Ended December 31, 2009 Compared to Three and Nine Months Ended December 31, 2008
The increase in general and administrative expenses, in absolute dollars, during the three and nine months ended December 31, 2009, as compared to the three and nine months ended December 31, 2008, was primarily related to higher personnel-related costs, which includes (a) an increase in share-based compensation expense, primarily due to the time-based vesting schedule of restricted stock units awarded to employees, particularly in the fourth year of vesting, in which 70% of the restricted stock units vest, and (b) an increase in bonus expenses based on the achievement of established goals during the third quarter of fiscal 2010. The increase was partially offset by fees and costs related to pursing strategic opportunities during the three months ended December 31, 2008. Share-based compensation expense during the three months ended December 31, 2009 and 2008 was $771,000 and $225,000, respectively, and during the nine months ended December 31, 2009 and 2008 was $2.0 million and $613,000, respectively.
Interest and Other Income (Expense), Net
The following sets forth, our interest and other income (expense), net, for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2009	2008	(Decrease)	Change	2009	2008	(Decrease)	Change
Interest and other income (expense), net	$(11)	$352	$(363)	(103%)	$795	$1,140	$(345)	(30%)
Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents, investments and foreign currency exchange gains and losses.
Three and Nine Months Ended December 31, 2009 Compared to Three and Nine Months Ended December 31, 2008
The decrease in interest and other income (expense), net, during the three months ended December 31, 2009, as compared to the three months ended December 31, 2008, was primarily attributed to lower interest yields in our investment portfolio and unfavorable foreign currency exchange rates, compared to the same period in fiscal 2009.
The decrease in interest and other income (expense), net, during the nine months ended December 31, 2009, as compared to the nine months ended December 31, 2008, was primarily attributed to lower interest yields in our investment portfolio, and partially offset by favorable foreign currency exchange rates, compared to the same period in fiscal 2009.

Income Tax Provision
The following sets forth, our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Income tax provision	$1,982	$1,762	$6,545	$5,308
Effective tax rate	37%	34%	39%	36%
Three and Nine Months Ended December 31, 2009 Compared to Three and Nine Months Ended December 31, 2008
Our effective tax rate for the three months ended December 31, 2009 and 2008 was 37% and 34%, respectively, and for the nine months ended December 31, 2009 and 2008 was 39% and 36%, respectively.
The increase in the effective tax rate for the three and nine months ended December 31, 2009, as compared to the three and nine months ended December 31, 2008, was primarily due to an increase in non-deductible share-based compensation expense and a change in our investment portfolio, and partially offset by an increase in tax benefits for federal qualified production activities.
We did not have any unrecognized tax benefits as of December 31, 2009 or December 31, 2008. During the three and nine months ended December 31, 2009 and 2008, we did not recognize any interest or penalties related to unrecognized tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
Total cash and cash equivalents and short-term and long-term investments at December 31, 2009 and March 31, 2009 were as follows (in thousands, except percentages):

	December 31,	March 31,
	2009	2009
Cash and cash equivalents	$48,282	$49,237
Short-term investments	21,284	20,776
Long-term investments	23,605	4,886

Total cash, cash equivalents and investments	$93,171	$74,899

Percentage of total assets	58%	53%

Cash Flow Changes
Cash provided by (used in) the nine months ended December 31, 2009 and 2008 were as follows (in thousands):

	Nine Months Ended
	December 31,
	2009	2008
Net cash provided by operating activities	$19,333	$10,109
Net cash (used in) provided by investing activities	(21,164)	27,505
Net cash provided by financing activities	852	5,362
Effect of exchange rate changes on cash and cash equivalents	24	(37)

Net (decrease) increase in cash and cash equivalents	$(955)	$42,939

At December 31, 2009, we had net working capital of $97.7 million compared to $101.8 million at March 31, 2009. Cash and cash equivalents at December 31, 2009 were $48.3 million, compared to $49.2 million at March 31, 2009. The decrease in cash and cash equivalents during the nine months ended December 31, 2009 was primarily due to purchases of investments of $44.2 million, partially offset by net cash provided by operating activities of $19.3 million and proceeds from maturities and redemptions of investments $24.9 million.
Operating Activities
During the nine months ended December 31, 2009, we generated $19.3 million in cash from operating activities. The cash provided by operating activities during the nine months ended December 31, 2009 was primarily the result of net income of $10.4 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $3.8 million and share-based compensation expense of $3.7 million.

Other changes in operating activities during the nine months ended December 31, 2009 were as follows:
(i) Inventories increased by $1.9 million, from $15.7 million at March 31, 2009 to $17.6 million as of December 31, 2009, primarily due to an increase in finished goods to support future demand.
(ii) Prepaid expenses increased by $643,000, from $957,000 at March 31, 2009 to $1.6 million as of December 31, 2009, primarily due to prepaid income taxes.
(iii) Current net deferred tax asset decreased by $1.1 million, from $4.7 million at March 31, 2009 to $3.6 million as of December 31, 2009, primarily as a result of the utilization of federal tax credit carryovers.
(iv) Accounts payable increased by $3.7 million, from $4.0 million at March 31, 2009 to $7.6 million as of December 31, 2009, primarily due to the timing and payment of services and inventory purchases.
(v) Accrued payroll and related expenses increased by $1.0 million, from $3.7 million at March 31, 2009 to $4.7 million as of December 31, 2009, primarily due to an increase in accrued bonus as of December 31, 2009, which was based on the achievement of established quarterly net sales and quarterly pre-tax income goals during the quarter.
(vi) Accrued taxes increased by $447,000, from $34,000 at March 31, 2009 to $481,000 as of December 31, 2009, primarily due to income taxes payable by our subsidiary in Germany.
(vii) Total warranty reserves decreased by $679,000, resulting from a decrease in the current portion of warranty reserves of $341,000, from $1.7 million at March 31, 2009 to $1.4 million as of December 31, 2009, and a decrease in the non-current portion of warranty reserves of $338,000, from $583,000 at March 31, 2009 to $245,000 as of December 31, 2009. The net change in warranty reserves is based on (a) the number of instruments in standard warranty and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs. In the third quarter of fiscal 2010, total warranty reserves for instruments decreased based on both our historical experience and estimated product failure rates of blood chemistry analyzers since we began taking steps to resolve manufacturing problems, primarily related to quality control for key components that we obtain from our suppliers and to design issues of the key components required.
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
Investing Activities
Net cash used in investing activities during the nine months ended December 31, 2009 totaled $21.2 million, compared to net cash provided by investing activities of $27.5 million during the nine months ended December 31, 2008. Changes in investing activities were as follows:
Investments. Cash used to purchase investments in asset-backed securities, certificates of deposits, corporate bonds, municipal bonds and U.S. agency securities totaled $44.2 million during the nine months ended December 31, 2009. Cash provided by proceeds from maturities and redemptions of investments in asset-backed securities, certificates of deposits and U.S. agency securities totaled $24.9 million during the nine months ended December 31, 2009.
Property and Equipment. Cash used to purchase property and equipment totaled $1.8 million during the nine months ended December 31, 2009, primarily to support (a) sales and marketing activities and (b) more efficient production lines. We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business.
Financing Activities
Net cash provided by financing activities during the nine months ended December 31, 2009 totaled $852,000, primarily consisting of excess tax benefits from share-based awards of $838,000 and proceeds from the exercise of stock options of $455,000, partially offset by the payment of income withholding taxes of $441,000 due upon vesting of restricted stock units.

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
Line of Credit. We have a line of credit with Comerica Bank-California which provides for borrowings of up to $2.0 million. The line of credit may be terminated upon notification by either party and any outstanding balance is payable upon demand by Comerica Bank-California. At December 31, 2009, there was no amount outstanding under our line of credit. Further information on our line of credit, including the terms and conditions with respect to our loan covenants, is set forth in Note 7 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
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
Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. At December 31, 2009, our short-term investments totaled $21.3 million, consisting of certificates of deposits, corporate bonds and municipal bonds, and our long-term investments totaled $23.6 million, consisting of certificates of deposits, corporate bonds, municipal bonds and U.S. agency securities.
Historically, our investment portfolio had included auction rate securities, which became illiquid as a result of the negative condition in the global credit markets. In September 2008, the bank where our auction rate securities were held, reached agreements with the Financial Industry Regulatory Authority, the State of Michigan Attorney General and the Michigan Office of Financial and Insurance Regulation regarding the repurchase of auction rate securities. In October 2008, we received a commitment from our bank to repurchase all of our remaining auction rate securities, which repurchases were completed in the third quarter of fiscal 2009. During fiscal 2009, we redeemed $37.0 million of our auction rate securities at 100% of par value. As of December 31, 2009, we no longer hold any auction rate securities.
We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at December 31, 2009 until maturity and therefore, we believe we have no material exposure to interest rate risk. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at December 31, 2009 indicated that such market movement would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during either fiscal 2009 or during the nine months ended December 31, 2009.
For our line of credit, which provides for borrowings of up to $2.0 million, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 3.00% at December 31, 2009. Consequently, an increase in the prime rate would expose us to higher interest expenses. A sensitivity analysis assuming a hypothetical 10% movement in the prime rate applied to our line of credit balance at December 31, 2009 indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no amount outstanding on our line of credit at December 31, 2009.
As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments. In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Accounting Standards Codification 815, “Derivatives and Hedging”.
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
Other than the foregoing, there have been no material changes in our market risk during the three months ended December 31, 2009 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Based on our management’s evaluation, with the participation of our principal executive officer and principal financial officer, as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (which are defined under Securities and Exchange Commission rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) is recorded, processed, summarized and reported within required time periods), were effective as of December 31, 2009.
Changes in Internal Control over Financial Reporting
During the quarter ended December 31, 2009, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
As of December 31, 2009, 46 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 30 patents have been issued and 29 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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
As of December 31, 2009, we had retained earnings of $19.4 million. Our ability to continue to be profitable and to increase profitability will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan products. Increasing the sales volume of our products will depend upon, among other things, our ability to:
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
We depend on a number of distributors in North America who distribute our VetScan products. Our largest distributor in North America, DVM Resources, accounted for 12% and 11% of our total worldwide revenues for the three and nine months ended December 31, 2009, respectively. We depend on our distributors to assist us in promoting our products in the veterinary market, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenue until our customers identify another distributor or purchase products directly from us.

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
We use several key components that are currently available from limited or sole sources as discussed below:
•	Reagent Discs: Two injection-molding manufacturers, C. Brewer & Co. and Nypro, Inc., currently make the molded plastic discs which, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require. To date, we have only qualified these two manufacturers to manufacture the molded plastic discs.
•	Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the dry reagent chemistry beads that are either inserted in our reagent discs or sold as stand-alone products: Amano Enzyme USA Co., Ltd., Genzyme Corporation, Kikkoman Corporation Biochemical Division, Microgenics Corporation, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., SA Scientific Co., Sigma Aldrich Inc. and Toyobo Specialties (formerly Shinko American Inc.).
•	Blood Chemistry Analyzer Components: Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of vendors, including certain components from a single-source supplier, UDT Sensors (a division of OSI Optoelectronics). Our analyzers also use a printer that is primarily made by Seiko North America Corporation. The loss of the supply of any of these components could force us to redesign our blood chemistry analyzers.
•	Hematology Instruments and Reagents: Our hematology instruments are manufactured by Diatron Medical Instruments PLC. in Hungary and are purchased by us as a completed instrument. In addition, to date, we have qualified only three suppliers to produce the reagents for our hematology instruments: Clinical Diagnostic Solutions, Inc., Diatron Medical Instruments PLC. and Mallinckrodt Baker BV.
•	Coagulation Analyzers and Cartridges: Our coagulation analyzers and cartridges are manufactured by Scandinavian MicroBiodevices APS in Denmark and are purchased by us as completed products.
•	i-STAT Analyzers and Cartridges: Our i-STAT 1 analyzers and cartridges are manufactured by Abbott Point of Care Inc. in North America and are purchased by us as completed products.

We primarily operate on a purchase order basis with all of the suppliers of our molded plastic reagent discs, reagent chemicals, blood chemistry analyzer components, hematology instruments and hematology reagents, coagulation analyzers and cartridges, and i-STAT analyzers and cartridges and, therefore, these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices. Although we believe that there may be potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above and cannot assure you we would be able to enter into arrangements with additional vendors on favorable terms, or at all.
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
Competition in the human and veterinary diagnostic markets is intense. Our principal competitors in the human diagnostic market are Alfa Wassermann S.P.A., i-STAT Corporation (which was purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.), Kodak (DT60 analyzer), Polymedco, Inc. and F. Hoffman-La Roche (Reflotron system). Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation. Many of our competitors have significantly larger product lines to offer and greater financial and other resources than we do. In particular, many of our competitors have large sales forces and well-established distribution channels. Consequently, we must develop our distribution channels and significantly improve our direct sales force in order to compete in these markets.
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
Need for Government Regulation for Our Products
Our Piccolo products are medical devices subject to regulation by the FDA, under the Federal Food, Drug, and Cosmetic Act, or FDCA. Medical devices, to be commercially distributed in the United States, must receive either 510(k) premarket clearance or Premarket Approval (“PMA”) from FDA pursuant to the FDCA prior to marketing. Devices deemed to pose relatively less risk are placed in either class I or II, which generally requires the manufacturer to submit a premarket notification requesting permission for commercial distribution; this is known as 510(k) clearance. Most lower risk, or class I, devices are exempted from this requirement. Devices deemed by FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment class III device for which PMA applications have not been called, are placed in class III requiring PMA approval. FDA has classified our Piccolo products as class I or class II devices, depending on their specific intended uses and indications for use.
510(k) Clearance Pathway. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use, principles of operation, and technological characteristics to a previously 510(k) cleared device or a device that was in commercial distribution before May 28, 1976 for which FDA has not called for submission of PMA applications. The FDA’s 510(k) clearance pathway usually takes from three to six months, but it can last longer.
After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but FDA can review any such decision. If FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained, to redesign the device or to submit new data or information to FDA. Products marketed following FDA clearance also are subject to significant postmarket requirements.
As of December 31, 2009, we have received FDA premarket clearance for our Piccolo chemistry analyzer and 25 reagent tests that we have on 13 reagent discs. We are currently developing additional tests which we will have to clear with FDA through the 510(k) notification procedures. These new test products are crucial for our success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States until we provide additional information to FDA and gain premarket clearance. The inability to market a new product during this time could harm our future sales.
APHIS Licensure of Veterinary Biologics
On October 8, 2009, Abaxis announced it has received APHIS licensure of its canine heartworm antigen (“CHW”) test utilizing a rotor-based assay system consisting of eleven other important canine health determinations. The CHW diagnostic product is regulated as a veterinary biologic by the Animal and Plant Health Inspection Service (“APHIS”) under the Virus, Serum, and Toxin Act of 1913. Veterinary biologics are licensed as are their manufacturing facilities. Products are subject to extensive testing to establish their purity, safety, potency, and efficacy. Licensed biologics are also required to be prepared in accordance with a filed Outline of Production, among other requirements. Failure to comply with APHIS licensure or post-marketing approval requirements can result in the inability to obtain product or establishment licenses or cause the revocation or suspension of such licenses.
The Company is currently developing additional tests that will be subject to APHIS licensure as veterinary biologics. If we do not receive licensure, we will not be able to market that product in the United States, which could also harm our sales.

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
•	In April 2001, the State of California Food and Drug Branch granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices.
•	In May 2001, the State of California Food and Drug Branch granted licensing for our manufacturing facility in Union City, California.
•	In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards.
•	In December 2003, we received ISO 13485 Quality System certification as required by the 2003 European In Vitro Device Directive. This certified our quality system specifically to medical devices.
•	In both March 2003 and September 2005, the FDA conducted a facility inspection and verified our compliance with the 21 CFR 820 Regulation.
•	In October 2009 and November 2006, we received our recertification to the ISO 13485:2003 Quality System Standard for medical devices.
•	In August 2008, the FDA conducted an additional facility inspection to verify our compliance with 21 CFR 820 Regulation.
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
We can currently offer the following Piccolo reagent discs as waived tests to the medical market: Basic Metabolic Panel, Comprehensive Metabolic Panel, Electrolyte Panel, General Chemistry 6, General Chemistry 13, Kidney Check, Lipid Panel, Lipid Panel Plus, Liver Panel Plus, MetLyte 8 Panel, MetLyte Plus CRP and Renal Function Panel. Waived status permits untrained personnel to run the Piccolo chemistry analyzer using these tests; thus, extending the sites (doctors’ offices and other point-of-care environments) that can use the Piccolo chemistry analyzer. Although we are engaged in an active program to test and apply for CLIA waivers for additional analytes, we cannot assure you that we will successfully receive CLIA waived status from the FDA for other products. Consequently, for the reagent discs that have not received CLIA waived status, the market for our Piccolo products may be confined to those testing facilities that are certified as “laboratories” and our growth can be limited accordingly.

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
•	In December 2003, we received certification from the British Standards Institute to the ISO 13485:1996 Quality System standard for medical devices. This quality system certification, along with successful completion of product testing to 2003 European standards and the translation of Piccolo product documentation into the required languages, enabled us to meet the compliance requirements of the CE Mark and the 2003 European In Vitro Device Directive.
•	In September 2005, we received the Canadian Medical Device Conformity Assessment System stamp on our ISO 13485 certificate to signify compliance with Health Canada regulations.
•	In March 2006, we received our certification to the 2003 version of the ISO 13485 Quality System Standard for medical devices.
•	In October 2009 and November 2006, we received our recertification to the ISO 13485:2003 Quality System Standard for medical devices.
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
Effective April 1, 2006, we adopted Accounting Standards Codification 718, “Compensation-Stock Compensation”, issued by the Financial Accounting Standards Board, which requires the measurement of all share-based payments to employees, using a fair-value-based method and the recording of such expense in our results of operations. The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense, net of an estimated forfeiture rate, over the corresponding requisite service period. Since fiscal 2007, we granted restricted stock unit awards annually to employees based on the following time-based vesting schedule over a four-year period: five percent vesting after the first year; additional ten percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment. Since we began granting restricted stock units as part of our share-based compensation program in fiscal 2007, share-based compensation expense related to restricted stock units had a material impact on our earnings per share and on our financial statements and we expect that it will continue to adversely impact our reported results of operations, particularly in the fourth year of vesting for the restricted stock unit awarded to employees. As of December 31, 2009, our unrecognized compensation expense related to restricted stock unit awards granted to employees and directors to date totaled $13.8 million, which is expected to be recognized over a weighted average service period of 2.14 years.
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
Our facilities and manufacturing operations are vulnerable to natural disasters and other unexpected losses. Any such losses or system failures or delays may harm our business.
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
Our international sales are currently primarily U.S. dollar-denominated. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. For our sales denominated in local currencies, we are subject to fluctuations in exchange rates between the U.S. dollar and the particular local currency. Our operating results could also be adversely affected by the seasonality of international sales and the economic conditions of our overseas markets.
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
The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended December 31, 2009, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $22.40 to $27.07 per share and the closing sale price for our quarter ended December 31, 2009 was $25.55 per share. During the last eight fiscal quarters ended December 31, 2009, our stock price closed at a high of $37.88 per share on January 15, 2008 and a low of $10.28 per share on October 27, 2008. Many factors may affect the market price of our common stock, including:
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
At our annual meeting of shareholders held on October 28, 2009, the following matters were considered and voted upon:
(a)	The election of five (5) directors to hold office until the next annual meeting of shareholders. The votes cast and withheld for such nominees were as follows:

Nominee	FOR	WITHHELD
Clinton H. Severson	20,333,246	304,034
Richard J. Bastiani, Ph.D.	20,420,562	216,718
Henk J. Evenhuis	20,408,597	228,683
Prithipal Singh, Ph.D.	17,885,853	2,751,427
Ernest S. Tucker III, M.D.	20,417,073	220,207
(b)	The results of voting on the ratification of the appointment of Burr Pilger Mayer, Inc. (formerly known as “Burr, Pilger & Mayer LLP”) as our independent registered public accounting firm for the fiscal year ending March 31, 2010, were as follows:

FOR	AGAINST	ABSTAIN
20,575,510	16,569	45,201
Item 5. Other Information
Not applicable.

Item 6. Exhibits

Exhibit No.		Description of Document

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

ABAXIS, INC. (Registrant)
Date: February 9, 2010	BY:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: February 9, 2010	BY:	/s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)