Form 10-K
period 2010-03-31
ABAXIS INC
filed 2010-06-14
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-19720
ABAXIS, INC.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	77-0213001 (I.R.S. Employer Identification No.)
3240 Whipple Road, Union City, California (Address of principal executive offices)	94587 (Zip code)

Registrant’s telephone number, including area code:
(510) 675-6500

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered

Common Stock, no par value	The NASDAQ Stock Market, Inc.

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

                         (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting stock held by non-affiliates of Abaxis as of September 30, 2009, the last business day of the second fiscal quarter, was $281,668,000 based upon the closing sale price reported for such date on the NASDAQ Global Market. For purposes of this disclosure, 11,489,000 shares of common stock held by persons who hold more than 5% of the outstanding shares of registrant’s common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose and exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of June 9, 2010, there were 22,287,000 shares of the Registrant’s common stock outstanding.

Abaxis, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended March 31, 2010

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

We have developed a blood analysis system incorporating all of these criteria into a 5.1 kilogram (11.2 pounds) portable analyzer and a series of menu-specific, multi-test single-use reagent discs. The system is essentially a compact portable laboratory that can be easily located near the patient. Each reagent disc is pre-configured with multiple analytes and contains all the reagents necessary to perform a fixed menu of tests. Taking the system to the patient care site instead of shipping the sample to a central laboratory makes blood testing and analysis as easy as measuring the patient’s blood pressure, temperature, and heart rate and eliminates the necessity of multiple visits to the doctor’s office. Additional advantages of near-patient testing include increasing practice efficiencies and throughput, as well as eliminating errors from sample handling, transcription and transportation. We have adapted this blood analysis system in both the human medical and veterinary markets in order to bring the same advantages to all health care professionals and patients.

ABAXIS PRODUCTS

We manage our business in two operating segments, based on the products sold by market and customer group: (i) the medical market and (ii) the veterinary market. Revenues in the medical market accounted for 19%, 23% and 23% of our total revenues for fiscal 2010, 2009 and 2008, respectively. Revenues in the veterinary market accounted for 74%, 70% and 71% of our total revenues for fiscal 2010, 2009 and 2008, respectively. See Note 15, “Segment Reporting Information,” of the Notes to Consolidated Financial Statements for additional financial information about our segments.

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

We offer our blood analysis system with a total of 29 diagnostic tests. Our test methods are as follows:

Test Methods		Test Methods

Alanine aminotransferase	ALT	High-density lipoprotein cholesterol	HDL
Albumin	ALB	Lactate dehydrogenase	LD
Alkaline phosphatase	ALP	Magnesium	MG
Amylase	AMY	Phosphorous	PHOS
Aspartate aminotransferase	AST	Potassium	K+
Bile acids	BA	Sodium	NA+
C-reactive protein	CRP	Thyroxine	T4
Calcium	CA	Total bilirubin	TBIL
Canine heartworm antigen	CHW	Total carbon dioxide	tCO2
Chloride	CL-	Total cholesterol	CHOL
Creatine kinase	CK	Total protein	TP
Creatinine	CRE	Triglycerides	TRIG
Direct bilirubin	DBIL	Urea nitrogen	BUN
Gamma glutamyltransferase	GGT	Uric acid	UA
Glucose	GLU

Twenty-one of these tests are marketed for both the medical and veterinary markets. The tests for BA, CHW and T4 are marketed exclusively in the veterinary market. The tests for CRP, DBIL, HDL, LD and TRIG are marketed exclusively in the medical market. We market our reagent products by configuring these 29 test methods in panels that are designed to meet a variety of clinical diagnostic needs. We offer 14 multi-test reagent disc products in the medical market and 9 multi-test reagent disc products in the veterinary market.

The reagent discs offered with our Piccolo chemistry analyzers are as follows:

Piccolo Panels	Description of the Test Panels

Basic Metabolic Panel (CLIA waived)	BUN, CA, CL-, CRE, GLU, K+, NA+, tCO2.
Basic Metabolic Panel Plus	BUN, CA, CL-, CRE, GLU, K+, LD, MG, NA+, tCO2.
Comprehensive Metabolic Panel (CLIA waived)	ALB, ALP, ALT, AST, BUN, CA, CL-, CRE, GLU, K+, NA+, TBIL, tCO2, TP.
Electrolyte Panel (CLIA waived)	CL-, K+, NA+, tCO2.
General Chemistry 6 (CLIA waived)	ALT, AST, BUN, CRE, GGT, GLU.
General Chemistry 13 (CLIA waived)	ALB, ALP, ALT, AMY, AST, BUN, CA, CRE, GGT, GLU, TBIL, TP, UA.
Hepatic Function Panel	ALB, ALP, ALT, AST, DBIL, TBIL, TP.
Kidney Check (CLIA waived)(1)	BUN, CRE.
Lipid Panel (CLIA waived)	CHOL, CHOL/HDL RATIO, HDL, LDL, TRIG, VLDL.
Lipid Panel Plus (CLIA waived)	ALT, AST, CHOL, CHOL/HDL RATIO, GLU, HDL, LDL, TRIG, VLDL.
Liver Panel Plus (CLIA waived)	ALB, ALP, ALT, AMY, AST, GGT, TBIL, TP.
MetLyte 8 Panel (CLIA waived)	BUN, CK, CL-, CRE, GLU, K+, NA+, tCO2.
MetLyte Plus CRP(1)	BUN, CK, CL-, CRE, CRP, GLU, K+, NA+, tCO2.
Renal Function Panel (CLIA waived)	ALB, BUN, CA, CL-, CRE, GLU, K+, NA+, PHOS, tCO2.

“CLIA waived” means the FDA has granted our application to classify the product as having waived status with respect to the Clinical Laboratory Improvement Amendments (“CLIA”) of 1988. See “Government Regulation” in this section for additional information on CLIA.

(1)	The panel is offered only on our Piccolo Xpress.

The reagent discs offered with our VetScan chemistry analyzers are as follows:

VetScan Profile	Description of the Test Panels

Avian/Reptilian Profile Plus	ALB, AST, BA, CA, CK, GLOB, GLU, K+, NA+, PHOS, TP, UA.
Canine Heartworm Antigen Test Kit including Canine Wellness Profile(1)	ALB, ALP, ALT, BUN, CA, CRE, CHW, GLU, GLOB, PHOS, TBIL, TP.
Comprehensive Diagnostic Profile	ALB, ALP, ALT, AMY, BUN, CA, CRE, GLOB, GLU, K+, NA+, PHOS, TBIL, TP.
Critical Care Plus	ALT, BUN, CL-, CRE, GLU, K+, NA+, tCO2.
Equine Profile Plus	ALB, AST, BUN, CA, CK, CRE, GGT, GLOB, GLU, K+, NA+, TBIL, tCO2, TP.
Large Animal Profile	ALB, ALP, AST, BUN, CA, CK, GGT, GLOB, MG, PHOS, TP.
Mammalian Liver Profile	ALB, ALP, ALT, BA, BUN, CHOL, GGT, TBIL.
Prep Profile II	ALP, ALT, BUN, CRE, GLU, TP.
Thyroxine (T4) / Cholesterol Profile	CHOL, T4.

(1)	The panel is offered only on our VetScan VS2.

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

Coagulation

In January 2009, we introduced a veterinary coagulation analyzer under the name VetScan VSpro. The VetScan VSpro assists in the diagnosis and evaluation of suspected bleeding disorders, toxicity/poisoning, evaluation of Disseminated Intravascular Coagulation, hepatic disease and monitoring therapy and progression of disease states. The point-of-care coagulation analyzer is offered with a combination assay (PT/aPTT test cartridge) for canine testing. We currently purchase the coagulation analyzers and coagulation reagents from Scandinavian Micro Biodevices APS of Farum, Denmark.

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

i-STAT

In fiscal 2010, we introduced the i-STAT® 1 handheld instrument (i-STAT 1 analyzer) and associated consumables for blood gas, electrolyte, basic blood chemistry and immunoassay testing in the animal health care market worldwide. We started marketing and sales activities of the i-STAT cartridges in the first quarter of fiscal 2010. In the second quarter of fiscal 2010, we started marketing and sales activities of the i-STAT instrument. We launched an Abaxis-branded version of the i-STAT 1 instrument as part of our VetScan line in the third quarter of fiscal 2010. We currently purchase the i-STAT instrument and related consumables from Abbott Point of Care Inc. in North America.

Orbos Process

The dry reagents used in our reagent discs are produced using a proprietary technology called the Orbos® Discrete Lyophilization Process (the “Orbos process”). This process allows the production of a precise amount of active chemical ingredient in the form of a soluble bead. The Orbos process involves flash-freezing a drop of liquid reagent to form a solid bead and then freeze-drying the bead to remove water. The Orbos beads are stable in dry form and dissolve rapidly in aqueous solutions. We believe that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired. We have licensed the technology underlying the Orbos process to various third parties. Additionally, we have a supply contract with Becton, Dickinson and Company for products using the Orbos process. Revenues from these arrangements, however, are unpredictable. We continue to explore potential applications with other companies, although there can be no assurance that we will be able to develop any new applications for the Orbos process.

Future Products

We continue to develop new products that we believe will provide further opportunities for growth in the human medical and veterinary markets. Development of tests for other disc products will be targeted at specific applications based on fulfilling clinical needs.

CUSTOMERS AND DISTRIBUTION

We market and sell our products worldwide by maintaining direct sales forces and through independent distributors. Our sales force is primarily located in the United States. In July 2008, our sales office in Darmstadt, Germany was incorporated as our wholly-owned subsidiary, Abaxis Europe GmbH, to market, promote and distribute diagnostic systems for medical and veterinary uses. Abaxis Europe GmbH provides customer support in a timely manner in response to the growing and increasingly diverse services needs of customers in the European market. Sales and marketing expenses were $30.1 million, $24.7 million and $23.7 million, or 24%, 23% and 24% of our total revenues, in fiscal 2010, 2009 and 2008, respectively. See Note 16, “Revenues by Product Category and Geographic Region and Significant Concentrations,” of the Notes to Consolidated Financial Statements for additional financial information by geographic area.

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

Medical Market

We believe that our Piccolo chemistry analyzer, consisting of a menu of 30 reagent test results (includes four calculated tests), is suitable for a wide variety of the human medical market segments. These market segments include military installations (ships, field hospitals and mobile care units), physicians office practices across all specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies, hospital labs and blood draw stations.

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

Distribution Within North America

Medical Market

We sell our human-oriented products directly to those customers who serve large human patient populations with employed caregivers such as the military, hospitals and managed care organizations. As a result of health care reform, we anticipate a consolidation of providers with more centralized purchasing of medical products based on the standardization of care and the use of patient outcome studies to influence purchase decisions. We plan to achieve our direct sales objectives by employing highly skilled sales specialists and sales teams to work closely with providers in performing studies to show that the use of the Piccolo blood chemistry analyzer, rather than laboratory alternatives, can assist in providing better outcomes at a lower cost.

Distribution alternatives in the human medical market can contribute to identifying potential customers and introducing the product, but often need the support of our personnel in completing the sale. Product distributors are generally of two types: (i) companies that primarily serve hospitals, clinics and health maintenance organizations (HMOs), (ii) companies that provide the daily supplies needed by office-based physicians. Both segments support their customers by using multiple warehouses and extensive transportation systems. Large distributors with local and regional companies can service the office-based physicians market segment as well. In the human medical market, these national firms sell thousands of products, including furniture, capital equipment, surgical instruments and a myriad of consumables.

We are currently exploring distribution alternatives and may enter into arrangements, where appropriate. We entered into formal distribution agreements with the following distributors to sell and market Piccolo chemistry analyzers and medical reagent discs: Henry Schein’s Medical Group, McKesson Medical-Surgical Inc., and PSS World Medical, Inc. We are also currently pursuing direct medical sales, where appropriate.

Veterinary Market

Veterinarians are served typically by local distributors, some with national affiliations. We work with various independent distributors to sell our instruments and consumable products. In the United States, we have primarily regional distributors, which includes, among others, American Veterinary Supply Corp., DVM Resources, IVESCO LLC, Lextron Animal Health, Merritt Veterinary Supplies, Inc., Nelson Laboratories, Northeast Veterinary Supply, Penn Veterinary Supply, Inc., TW Medical Veterinary Supply and Western Medical Supply, Inc. In addition to selling through distributors, we directly supply our VetScan products to Veterinary Centers of America (VCA), a large veterinary hospital chain. In fiscal 2010, one distributor in the United States veterinary market, DVM Resources, accounted for 10% of our total worldwide revenues. We depend on our distributors to assist us in promoting our products in the veterinary market, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenue until our customers identify another distributor or purchase products directly from us.

We also sell our veterinary products to distributors located in Canada. Our distributors in Canada include the following: Associated Veterinary Purchasing, Aventix, CDMV, Distribution Vie et Sante, Midwest Veterinary Distribution Cooperative Limited, Vet Novations, Veterinary Purchasing Company Limited and Western Drug Distribution Center Limited.

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

We currently have distributors for our products in the following foreign countries: Afghanistan, Australia, Austria, Bahrain, Belgium, Czech Republic, Denmark, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Korea, Macao, the Netherlands, New Zealand, the Philippines, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, United Arab Emirates and the United Kingdom. Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our new and existing products.

Revenues in Europe accounted for 15%, 13% and 13% of our total revenues for fiscal 2010, 2009 and 2008, respectively. Revenues in Asia Pacific and rest of the world accounted for 4%, 4% and 3% of our total revenues for fiscal 2010, 2009 and 2008, respectively.

We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence.

MANUFACTURING

We manufacture our Piccolo and VetScan chemistry analyzers from our facility located in Union City, California. The VetScan HM2 and HM5 are manufactured by Diatron Medical Instruments PLC. in Budapest, Hungary and are purchased by us as a completed instrument. The VetScan VSpro and cartridges are manufactured by Scandinavian Micro Biodevices APS in Farum, Denmark and are purchased by us as completed products. The i-STAT 1 analyzers and cartridges are manufactured by Abbott Point of Care Inc. in North America and are purchased by us as completed products.

Our Piccolo products are regulated under the 1976 Medical Device Amendments to the Food, Drug and Cosmetic Act, which is administered by the FDA. To produce and commercially ship Piccolo products, we must have a license to manufacture medical products in the State of California, where we conduct our principal manufacturing activities, and be registered by the FDA as a medical device manufacturer. Current Good Manufacturing Practice requirements are set forth in the 21 CFR 820 Quality System Regulation. These requirements regulate the methods used in, and the facilities and controls used for the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use. Our manufacturing facility is subject to periodic inspections. In addition, various state regulatory agencies may regulate the manufacture of our products. To date, we have complied with the following federal, state, local and international regulatory requirements:

•	In April 2001, the State of California Food and Drug Branch granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices.

•	In May 2001, the State of California Food and Drug Branch granted licensing for our manufacturing facility in Union City, California.

•	In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards.

•	In December 2003, we received ISO 13485 Quality System certification as required by the 2003 European In Vitro Device Directive. This certified our quality system specifically to medical devices.

•	In both March 2003 and September 2005, the FDA conducted a facility inspection and verified our compliance with the 21 CFR 820 Regulation.

•	In August 2008, the FDA conducted an additional facility inspection to verify our compliance with 21 CFR 820 Regulation.

•	In October 2009 and November 2006, we received our recertification to the ISO 13485:2003 Quality System Standard for medical devices.

•	In October 2009, we received a United States Veterinary Biologics Establishment License from the United States Department of Agriculture.

For our VetScan systems, we are not required to comply with all of the FDA government regulations applicable to the human medical market when manufacturing the VetScan products, however, we intend that all of our manufacturing operations will be compliant with the Quality System Regulation to help ensure product quality and integrity regardless of end use or patient.

In addition to the development of standardized manufacturing processes and quality control programs for the entire manufacturing process, our manufacturing activities are concentrated in the following three primary areas:

•	Point-of-Care Blood Chemistry Analyzer: The analyzer used in the Piccolo and VetScan systems employs a variety of components designed or specified by us, including a variable speed motor, microprocessors, a liquid crystal display, a printer, a spectrophotometer and other electronic components. These components are manufactured by several third-party vendors that have been qualified and approved by us and then assembled by our contract manufacturers. The components are assembled at our facility in Union City into the finished product and completely tested to ensure that the finished product meets product specifications. The analyzer uses technologically-advanced components, many of which are available only from single source vendors. Currently, we purchase technologically advanced components from a single source supplier, including components from Hamamatsu Corporation and UDT Sensors (a division of OSI Optoelectronics). We do not have supply agreements with any of these companies and they are not contractually obligated to continue supplying us with components in the quantities or at the prices that such companies have historically provided.

•	Reagent Discs: The molded plastic discs used in the manufacture of the reagent disc are manufactured to our specifications by established injection-molding manufacturers. To achieve the precision required for accurate test results, the discs must be molded to very strict tolerances. To date, we have only qualified two manufacturers, C. Brewer & Co. and Nypro, Inc. to mold the discs. We do not have supply agreements with either of these companies and they are under no contractual obligation to continue supplying us with discs either in the quantities or at the prices that such companies have done historically. We are also working with our suppliers to improve yields and increase capacity on the existing production molds. While we have increased the number of disc molding tools to strengthen and better protect our line of supply, an inability by our injection-molding manufacturers to supply sufficient discs would have a material adverse impact on our results of operations. We assemble the reagent discs by using the molded plastic discs, loading the disc with reagents and then ultrasonically welding together the top and bottom pieces.

•	Reagent Beads: The reagent discs contain diluent and all the dry reagent chemistry beads necessary to perform blood analyses. We purchase chemicals from third-party suppliers and formulate the raw materials, using proprietary processes, into beads at the proper concentration and consistency to facilitate placement in the reagent disc and provide homogeneous dissolution and mixing when contacted by the diluted plasma. We are dependent on the following companies who are our single source providers of one or more chemicals that we use in the reagent production process: Amano Enzyme USA Co., Ltd., Genzyme Corporation, Kikkoman Corporation Biochemical Division, Microgenics Corporation, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., SA Scientific Co., Sigma Aldrich Inc. and Toyobo Specialties (formerly Shinko American Inc.). We do not have supply agreements with any of these companies and they are under no contractual obligation to continue supplying us in the quantities or at the price such companies have done historically. Although we believe all of the chemicals provided by these companies would be readily available elsewhere and we continue to evaluate vendor sources to protect and improve our lines of supply, the loss of any of these companies as a supplier could materially adversely affect our manufacturing activities and results of operations.

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

Abbott Point of Care Inc.  In May 2009, we entered into an exclusive agreement with Abbott Point of Care Inc., granting us the right to sell and distribute Abbott’s i-STAT® 1 handheld instrument (i-STAT 1 analyzer) and associated consumables for blood gas, electrolyte, basic blood chemistry and immunoassay testing in the animal health care market worldwide. Our right to sell and distribute these products was initially non-exclusive, but became exclusive in all countries of the world, except for Japan, on November 1, 2009. Our rights in Japan remain non-exclusive for the term of the agreement. The initial term of the agreement ends on December 31, 2014, and after this initial term, our agreement continues automatically for successive one-year periods unless terminated by either party. We are subject to minimum purchase and minimum sales requirement if we want to maintain as an exclusive distributor of the related products.

DVM Resources.  DVM Resources, one of our distributors of veterinary products in the United States, accounted for 10%, 10% and 12% of our total worldwide revenues in fiscal 2010, 2009 and 2008, respectively.

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

Historically, hospitals and commercial laboratories perform most of the human diagnostic testing, and veterinary specialized commercial laboratories perform most of the veterinary medical testing. We have identified five principal factors that we believe customers typically use to evaluate our products and those of our competitors. These factors are as follows: (i) range of tests offered; (ii) the immediacy of results; (iii) cost effectiveness; (iv) ease of use and (v) reliability of results. We believe that we compete effectively on each of these factors except for the range of tests offered. Clinical laboratories are effective at processing large panels of tests using skilled technicians and complex equipment. While our current offering of reagent discs cannot provide the same broad range of tests, we believe that in certain markets, our products provide a sufficient breadth of test menus to compete successfully with clinical laboratories given the advantages of our products with respect to the other four factors.

Our principal competitors in the human diagnostic market are Alere (formerly Inverness Medical Technologies), Alfa Wassermann S.P.A., i-STAT Corporation (which was purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.), Kodak (DT60 analyzer), Polymedco, Inc. and F. Hoffmann-La Roche Ltd. (Reflotron system). Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation. Many of our competitors have significantly larger product lines to offer and greater financial and other resources than we do. In particular, many of our competitors have large sales forces and well-established distribution channels. Consequently, we are developing our distribution network and expanding our direct sales force in order to compete in these markets.

GOVERNMENT REGULATION

U.S. Food and Drug Administration Clearance

Our Piccolo products are medical devices subject to regulation by the FDA, under the Federal Food, Drug, and Cosmetic Act, or FDCA. Medical devices, to be commercially distributed in the United States, must receive either 510(k) premarket clearance or Premarket Approval (“PMA”) from the FDA pursuant to the FDCA prior to marketing. Devices deemed to pose relatively less risk are placed in either class I or II, which generally requires the manufacturer to submit a premarket notification requesting permission for commercial distribution; this is known as 510(k) clearance. Most lower risk, or class I, devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment class III device for which PMA applications have not been called, are placed in class III requiring PMA approval. The FDA has classified our Piccolo products as class I or class II devices, depending on their specific intended uses and indications for use.

510(k) Clearance Pathway. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use, principles of operation, and technological characteristics to a previously 510(k) cleared device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not called for submission of PMA applications. The FDA’s 510(k) clearance pathway usually takes from three to six months, but it can last longer.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained, to redesign the device or to submit new data or information to the FDA. Products marketed following the FDA clearance also are subject to significant postmarket requirements.

As of March 31, 2010, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 26 reagent tests that we have on 14 reagent discs. We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures. These new test products are crucial for our continued success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States until we provide additional information to the FDA and gain premarket clearance. The inability to market a new product during this time could harm our future sales.

APHIS Licensure of Veterinary Biologics

On October 8, 2009, Abaxis announced it received APHIS licensure of its canine heartworm antigen (“CHW”) test utilizing a rotor-based assay system consisting of eleven other important canine health determinations. The CHW diagnostic product is regulated as a veterinary biologic by the Animal and Plant Health Inspection Service (“APHIS”) under the Virus, Serum, and Toxin Act of 1913. Veterinary biologics are licensed as are their manufacturing facilities. Products are subject to extensive testing to establish their purity, safety, potency, and efficacy. Licensed biologics are also required to be prepared in accordance with a filed Outline of Production, among other requirements. Failure to comply with APHIS licensure or post-marketing approval requirements can result in the inability to obtain product or establishment licenses or cause the revocation or suspension of such licenses.

We are currently developing additional tests that will be subject to APHIS licensure as veterinary biologics. If we do not receive licensure, we will not be able to market that product in the United States, which could also harm our sales.

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

RESEARCH AND DEVELOPMENT

Research and development activities are focused on the following: developing new immunoassay tests, clinical trials, preparation of submission for CLIA waived status on new test methods and product improvements and optimization and enhancement of existing products. Our research and development expenses, which consist of salaries and benefits, consulting expenses and materials were $10.7 million, $8.4 million and $7.0 million, or 9%, 8% and 7% of our total revenues, in fiscal 2010, 2009 and 2008, respectively.

PATENTS AND PROPRIETARY TECHNOLOGIES

We have pursued the development of a patent portfolio to protect our proprietary technology. Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain competitive position. As of March 31, 2010, 47 patent applications have been filed on our behalf with the United States Patent and Trademark Office, of which 30 patents have been issued and 29 patents are currently active. Our active U.S. patents have expiration dates ranging from June 2010 to January 2024. In addition, we have 27 issued and active international patents and 8 international applications pending.

EMPLOYEES

As of March 31, 2010, we employed 354 full-time employees distributed across the following divisions: 40 in research and development; 138 in manufacturing operations; and 176 in sales, general and administrative. None of our employees are covered by a collective bargaining agreement and we consider our relations with our employees to be good.

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

As of March 31, 2010, 47 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 30 patents have been issued and 29 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

As of March 31, 2010, we had retained earnings of $22.1 million. Our ability to continue to be profitable and to increase profitability will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan products. Increasing the sales volume of our products will depend upon, among other things, our ability to:

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

We have developed a blood analysis system that consists of a portable blood analyzer and single-use reagent discs. Each reagent disc performs a series of standard blood tests. We believe that it is necessary to develop additional series of reagent discs with various tests for use with the Piccolo and VetScan chemistry analyzers. Historically, we have developed reagent discs suitable for the human medical and veterinary diagnostic markets. We have received 510(k) clearances from the U.S. Food and Drug Administration (“FDA”) for 26 test methods in the human medical market. These tests are included in standard tests for which the medical community receives reimbursements from third-party payors such as health maintenance organizations (“HMOs”) and Medicare. We may not be able to successfully manufacture or market these reagent discs. Our failure to meet these challenges will materially adversely affect our operating results and financial condition.

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

We depend on a number of distributors in North America who distribute our VetScan products. Our largest distributor in North America, DVM Resources, accounted for 10% our total worldwide revenues for both fiscal 2010 and 2009. We depend on our distributors to assist us in promoting our products in the veterinary market, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenue until our customers identify another distributor or purchase products directly from us.

In the United States medical market, we depend on a few distributors for our Piccolo products. We entered into formal distribution agreements with the following distributors to sell and market Piccolo chemistry analyzers and medical reagent discs: Henry Schein’s Medical Group, McKesson Medical-Surgical Inc., and PSS World Medical, Inc. We depend on these distributors to assist us in promoting market acceptance of our Piccolo chemistry analyzers.

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

We currently rely on distributors that carry either our medical or veterinary products in the following countries: Afghanistan, Australia, Austria, Bahrain, Belgium, Canada, Czech Republic, Denmark, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Korea, Macao, the Netherlands, New Zealand, the Philippines, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates, the United Kingdom and the United States. Our distributors in each of these countries are responsible for obtaining the necessary approvals to sell our new and existing products. These distributors may not be successful in obtaining proper approvals for our new and existing products in their respective countries, and they may not be successful in marketing our products. We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence. However, we may not be successful in entering into additional distributor relationships on favorable terms, or at all. In addition, our distributors may terminate their relationship with us at any time. Historically, we have experienced a high degree of turnover among our international distributors. This turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally.

We depend on limited or sole suppliers for several key components in our products, many of whom we have not entered into contractual relationships with and failure of our suppliers to provide the components to us could harm our business.

We use several key components that are currently available from limited or sole sources as discussed below:

•	Reagent Discs: Two injection-molding manufacturers, C. Brewer & Co. and Nypro, Inc., currently make the molded plastic discs which, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require. To date, we have only qualified these two manufacturers to manufacture the molded plastic discs.

•	Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the dry reagent chemistry beads that are either inserted in our reagent discs or sold as stand-alone products: Amano Enzyme USA Co., Ltd., Genzyme Corporation, Kikkoman Corporation Biochemical Division, Microgenics Corporation, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., SA Scientific Co., Sigma Aldrich Inc. and Toyobo Specialties (formerly Shinko American Inc.).

•	Blood Chemistry Analyzer Components: Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of vendors, including certain components from a single-source supplier, including components from Hamamatsu Corporation and UDT Sensors (a division of OSI Optoelectronics). Our analyzers also use a printer that is primarily made by Seiko North America Corporation. The loss of the supply of any of these components could force us to redesign our blood chemistry analyzers.

•	Hematology Instruments and Reagents: Our hematology instruments are manufactured by Diatron Medical Instruments PLC. in Hungary and are purchased by us as a completed instrument. In addition, to date, we have qualified only three suppliers to produce the reagents for our hematology instruments: Clinical Diagnostic Solutions, Inc., Diatron Medical Instruments PLC. and Mallinckrodt Baker BV.

•	Coagulation Analyzers and Cartridges: Our coagulation analyzers and cartridges are manufactured by Scandinavian MicroBiodevices APS in Denmark and are purchased by us as completed products.

•	i-STAT Analyzers and Cartridges: Our i-STAT 1 analyzers and cartridges are manufactured by Abbott Point of Care Inc. in North America and are purchased by us as completed products.

We primarily operate on a purchase order basis with suppliers of our molded plastic reagent discs, reagent chemicals, blood chemistry analyzer components and hematology instruments and hematology reagents, and, therefore, these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices. Although we believe that there may be potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above and cannot assure you we would be able to enter into arrangements with additional vendors on favorable terms, or at all.

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

Historically, hospitals and commercial laboratories perform most of the human diagnostic testing, and veterinary specialized commercial laboratories perform most of the veterinary medical testing. We have identified five principal factors that we believe customers typically use to evaluate our products and those of our competitors. These factors include:

•	range of tests offered;

•	immediacy of results;

•	cost effectiveness;

•	ease of use; and

•	reliability of results.

We believe that we compete effectively on each of these factors except for the range of tests offered. Clinical laboratories are effective at processing large panels of tests using skilled technicians and complex equipment. While our current offering of reagent discs cannot provide the same broad range of tests, we believe that in certain markets, our products provide a sufficient breadth of test menus to compete successfully with clinical laboratories given the advantages of our products with respect to the other four factors. In addition, we cannot assure you that we will continue to be able to compete effectively on cost effectiveness, ease of use, immediacy of results or reliability of results. We also cannot assure you that we will ever be able to compete effectively on the basis of range of tests offered.

Competition in the human and veterinary diagnostic markets is intense. Our principal competitors in the human diagnostic market are Alere (formerly Inverness Medical Technologies), Alfa Wassermann S.P.A., i-STAT Corporation (which was purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.), Kodak (DT60 analyzer), Polymedco, Inc. and F. Hoffman-La Roche (Reflotron system). Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation. Many of our competitors have significantly larger product lines to offer and greater financial and other resources than we do. In particular, many of our competitors have large sales forces and well-established distribution channels. Consequently, we must develop our distribution channels and significantly expand our direct sales force in order to compete in these markets.

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

Need for Government Regulation for Our Products

Our Piccolo products are medical devices subject to regulation by the FDA, under the Federal Food, Drug, and Cosmetic Act, or FDCA. Medical devices, to be commercially distributed in the United States, must receive either 510(k) premarket clearance or Premarket Approval (“PMA”) from the FDA pursuant to the FDCA prior to marketing. Devices deemed to pose relatively less risk are placed in either class I or II, which generally requires the manufacturer to submit a premarket notification requesting permission for commercial distribution; this is known as 510(k) clearance. Most lower risk, or class I, devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment class III device for which PMA applications have not been called, are placed in class III requiring PMA approval. The FDA has classified our Piccolo products as class I or class II devices, depending on their specific intended uses and indications for use.

510(k) Clearance Pathway. To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use, principles of operation, and technological characteristics to a previously 510(k) cleared device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not called for submission of PMA applications. The FDA’s 510(k) clearance pathway usually takes from three to six months, but it can last longer.

After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a PMA approval. The FDA requires each manufacturer to make this determination in the first instance, but the FDA can review any such decision. If the FDA disagrees with a manufacturer’s decision not to seek a new 510(k) clearance, the agency may retroactively require the manufacturer to seek 510(k) clearance or PMA approval. The FDA also can require the manufacturer to cease marketing and/or recall the modified device until 510(k) clearance or PMA approval is obtained, to redesign the device or to submit new data or information to the FDA. Products marketed following the FDA clearance also are subject to significant postmarket requirements.

As of March 31, 2010, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 26 reagent tests that we have on 14 reagent discs. We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures. These new test products are crucial for our continued success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States until we provide additional information to the FDA and gain premarket clearance. The inability to market a new product during this time could harm our future sales.

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

We are currently developing additional tests that will be subject to APHIS licensure as veterinary biologics. If we do not receive licensure, we will not be able to market that product in the United States, which could also harm our sales.

Need to Comply with Manufacturing Regulations

The 1976 Medical Device Amendment also requires us to manufacture our Piccolo products in accordance with Good Manufacturing Practices guidelines. Current Good Manufacturing Practice requirements are set forth in the 21 CFR 820 Quality System Regulation. These requirements regulate the methods used in, and the facilities and controls used for the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use. Our manufacturing facility is subject to periodic inspections. In addition, various state regulatory agencies may regulate the manufacture of our products. To date, we have complied with the following federal, state, local and international regulatory requirements:

•	In April 2001, the State of California Food and Drug Branch granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices.

•	In May 2001, the State of California Food and Drug Branch granted licensing for our manufacturing facility in Union City, California.

•	In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards.

•	In December 2003, we received ISO 13485 Quality System certification as required by the 2003 European In Vitro Device Directive. This certified our quality system specifically to medical devices.

•	In both March 2003 and September 2005, the FDA conducted a facility inspection and verified our compliance with the 21 CFR 820 Regulation.

•	In August 2008, the FDA conducted an additional facility inspection to verify our compliance with 21 CFR 820 Regulation.

•	In October 2009 and November 2006, we received our recertification to the ISO 13485:2003 Quality System Standard for medical devices.

•	In October 2009, we received a United States Veterinary Biologics Establishment License from the United States Department of Agriculture.

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

Need to Comply with Various Federal, State, Local and International Regulations

Federal, state, local and international regulations regarding the manufacture and sale of health care products and diagnostic devices may change. In addition, as we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets. Foreign certifications that we have received include the following, among others:

•	In December 2003, we received certification from the British Standards Institute to the ISO 13485:1996 Quality System standard for medical devices. This quality system certification, along with successful completion of product testing to 2003 European standards and the translation of Piccolo product documentation into the required languages, enabled us to meet the compliance requirements of the CE Mark and the 2003 European In Vitro Device Directive.

•	In September 2005, we received the Canadian Medical Device Conformity Assessment System stamp on our ISO 13485 certificate to signify compliance with Health Canada regulations.

•	In March 2006, we received our certification to the 2003 version of the ISO 13485 Quality System Standard for medical devices.

•	In October 2009, we received our recertification to the ISO 13485:2003 Quality System Standard for medical devices.

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

In accordance with Accounting Standards Codification 718, “Compensation-Stock Compensation,” issued by the Financial Accounting Standards Board, we measure all share-based payments to employees, using a fair-value-based method and we record such expense in our results of operations. The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense, net of an estimated forfeiture rate, over the corresponding requisite service period. Since fiscal 2007, we have granted restricted stock unit awards annually to employees based on the following time-based vesting schedule over a four-year period: five percent vesting after the first year; additional ten percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment. Since we began granting restricted stock units as part of our share-based compensation program in fiscal 2007, share-based compensation expense related to restricted stock units had a material impact on our earnings per share and on our consolidated financial statements and we expect that it will continue to adversely impact our reported results of operations, particularly in the fourth year of vesting for the restricted stock unit awarded to employees. As of March 31, 2010, our unrecognized compensation expense related to restricted stock unit awards granted to employees and directors to date totaled $12.9 million, which is expected to be recognized over a weighted average service period of 1.89 years.

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

We manufacture our blood chemistry analyzers at our manufacturing facility in Union City, California. During fiscal 2008, we experienced problems related to the manufacture of our new blood chemistry analyzer, which were primarily related to difficulties and delays in obtaining certain key components that we purchase from various suppliers. These manufacturing problems were primarily related to quality control issues for key components that we obtain from our suppliers and to design issues of the key components required in our blood chemistry analyzer. Our difficulties in obtaining an adequate amount of quality components for the manufacture of our blood chemistry analyzer had a materially adverse impact on our sales of VetScan chemistry analyzers in fiscal 2008. We believe that we have taken appropriate steps to resolve these issues, including securing quality parts from our suppliers, but there can be no assurance that our efforts to resolve these manufacturing difficulties will continue to prove to be successful or that similar supply problems will not arise in the future. If we are unable to prevent similar problems from occurring in the future, we may not be able to manufacture sufficient quantities to meet anticipated demand and, therefore, will not be able to effectively market and sell our blood chemistry analyzers; accordingly, our revenue and business would be materially adversely affected.

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

Our management assessed the effectiveness of our internal control over financial reporting as of our fiscal years ended March 31, 2010 and 2009. Although we received an unqualified opinion on our consolidated financial statements for the fiscal years ended March 31, 2010 and 2009, and on the effectiveness of our internal control over financial reporting as of March 31, 2010 and 2009, we cannot predict the outcome of our testing in future periods. In the event that our internal control over financial reporting is not effective as defined under Section 404, or any failure to implement required new or improved controls, or difficulties encountered in implementation could harm operating results or prevent us from accurately reporting financial results or cause a failure to meet our reporting obligations in the future. If management cannot assess internal control over financial reporting is effective, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment, investor confidence and our share value may be negatively impacted.

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

Our determination of our tax liability (like any company’s determination of its tax liability) is subject to review by applicable tax authorities. Any adverse outcome of such a review could have an adverse effect on our operating results and financial condition. In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment including our determination of whether a valuation allowance against deferred tax assets is required. Although we believe our estimates and judgments are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Our stock price is highly volatile and investing in our stock involves a high degree of risk, which could result in substantial losses for investors.

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended March 31, 2010, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $22.53 to $28.38 per share and the closing sale price for our quarter ended March 31, 2010 was $27.19 per share. During the last eight fiscal quarters ended March 31, 2010, our stock price closed at a high of $30.48 per share on June 5, 2008 and a low of $10.28 per share on October 27, 2008. Many factors may affect the market price of our common stock, including:

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

We occupy approximately 91,124 square feet of office, research and development and manufacturing space in a building in Union City, California. Our original lease agreement commenced in January 2001 for ten years, with an option to extend the lease for five additional years. In March 2010, we amended our lease by extending the lease term until February 2021. Additionally, in our amended agreement, we will lease an additional 35,239 square feet of office space in a building in Union City, California. The lease of these additional premises is conditioned upon the effective termination of a lease agreement with an existing tenant. Starting April 2009, we also sublease approximately 25,705 square feet in Union City, California to support warehousing and distribution efforts pursuant to a sublease that expires in fiscal 2012. In Darmstadt, Germany, we lease approximately 8,900 square feet of office space. During fiscal 2010 we expanded our leased facilities in Darmstadt, Germany and extended the lease terms to fiscal 2015. We believe that our existing facilities are adequate to meet our current requirements, and that we will be able to obtain additional facilities space on commercially reasonable terms, if and when they are required.

Item 3.	Legal Proceedings

We are involved from time to time in various litigation matters in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, we believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations.

Item 4.	Removed and Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “ABAX.” The following table sets forth the quarterly high and low intra-day per share sales prices for the common stock from April 1, 2008 through March 31, 2010 as reported on the NASDAQ Global Market:

	Prices
	Fiscal 2010		Fiscal 2009
	High	Low	High	Low

Quarter ended June 30	$20.73	$13.54	$30.62	$22.74
Quarter ended September 30	29.80	18.54	24.80	17.81
Quarter ended December 31	27.97	21.95	20.43	10.17
Quarter ended March 31	28.50	22.38	19.49	13.24

As of June 9, 2010, there were 22,287,000 shares of our common stock outstanding, held by 140 shareholders of record.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2010.

Dividends

Under our debt agreements, we are restricted from paying aggregate cash dividends on our capital stock in excess of 50% of our net income on an annual basis. We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph1

The graph below compares the cumulative total shareholder return on an investment in our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Securities Index over the past five year period ended March 31, 2010. The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

The graph assumes the investment of $100 on March 31, 2005 in our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Securities Index and assumes dividends, if any, are reinvested. No dividends have been declared on our common stock to date.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Abaxis, Inc., the Russell 2000 Index
and the NASDAQ Medical Equipment Securities Index

	3/31/2005	3/31/2006	3/31/2007	3/31/2008	3/31/2009	3/31/2010
Abaxis, Inc.	$100.00	$256.27	$275.37	$261.81	$194.80	$307.23
Russell 2000	$100.00	$125.85	$133.28	$115.95	$72.47	$117.95
NASDAQ Medical Equipment Securities	$100.00	$132.59	$135.15	$138.94	$78.15	$138.63

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

	Year Ended March 31,
	2010(1)	2009(1)	2008(1)	2007(1)	2006
	(In thousands, except per share data)

Consolidated Statements of Income Data:
Revenues	$124,557	$105,562	$100,551	$86,221	$68,928
Cost of revenues	52,435	46,937	45,507	39,362	30,075

Gross profit	72,122	58,625	55,044	46,859	38,853

Operating expenses:
Research and development	10,688	8,361	6,966	6,180	6,127
Sales and marketing	30,138	24,712	23,689	20,569	16,219
General and administrative	10,521	7,757	6,681	5,735	5,775

Total operating expenses	51,347	40,830	37,336	32,484	28,121

Income from operations	20,775	17,795	17,708	14,375	10,732
Interest and other income (expense), net	630	1,271	2,096	1,774	787

Income before income tax provision	21,405	19,066	19,804	16,149	11,519
Income tax provision	8,382	7,053	7,301	6,076	4,044

Net income	$13,023	$12,013	$12,503	$10,073	$7,475

Net income per share:
Basic net income per share	$0.59	$0.55	$0.58	$0.49	$0.37

Diluted net income per share	$0.58	$0.54	$0.56	$0.46	$0.35

Shares used in the calculation of net income per share:
Weighted average common shares outstanding — basic	22,021	21,826	21,499	20,643	19,985

Weighted average common shares outstanding — diluted	22,606	22,324	22,261	21,846	21,492

(1)	Includes share-based compensation for employee share-based awards in our consolidated statements of income in accordance with ASC 718, “Compensation-Stock Compensation.”

	As of March 31,
	2010	2009	2008	2007	2006
	(In thousands)

Consolidated Balance Sheets Data:
Cash and cash equivalents	$27,857	$49,237	$17,219	$10,183	$10,164
Short-term investments	32,343	20,776	6,991	35,028	20,372
Working capital	89,327	101,815	52,500	74,517	49,949
Long-term investments	36,319	4,886	35,463	—	—
Total assets	167,816	140,711	120,903	102,715	83,078
Non-current liabilities	1,682	2,270	2,161	2,167	1,679
Total shareholders’ equity	147,119	126,892	104,649	87,812	71,038

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In January 2009, we introduced a veterinary coagulation analyzer under the name VetScan VSpro. The VetScan VSpro assists in the diagnosis and evaluation of suspected bleeding disorders, toxicity/poisoning, evaluation of Disseminated Intravascular Coagulation, hepatic disease and monitoring therapy and progression of disease states. The point-of-care coagulation analyzer is offered with a combination assay (PT/aPTT test cartridge) for canine testing. We currently purchase the coagulation analyzers and coagulation cartridges from Scandinavian Micro Biodevices APS of Farum, Denmark.

In January 2009, we introduced a canine heartworm rapid test under the name VetScan Canine Heartworm Rapid Test. The VetScan Canine Heartworm Rapid Test is a highly sensitive and specific test for the detection of Dirofilaria immitis in canine whole blood, serum or plasma. The lateral flow immunoassay technology in the canine heartworm rapid tests provides immediate results.

In May 2009, we entered into an exclusive agreement with Abbott Point of Care Inc., granting us the right to sell and distribute Abbott’s i-STAT® 1 handheld instrument (i-STAT 1 analyzer) and associated consumables for blood gas, electrolyte, basic blood chemistry and immunoassay testing in the animal health care market worldwide. Our right to sell and distribute these products was initially non-exclusive, but became exclusive in all countries of the world, except for Japan, on November 1, 2009. Our rights in Japan remain non-exclusive for the term of the agreement. The initial term of the agreement ends on December 31, 2014, and after this initial term, our agreement continues automatically for successive one-year periods unless terminated by either party. We started marketing and sales activities of the i-STAT cartridges in the first quarter of fiscal 2010. In the second quarter of fiscal 2010, we started marketing and sales activities of the i-STAT instrument. We launched an Abaxis-branded version of the i-STAT 1 instrument as part of our VetScan line in the third quarter of fiscal 2010.

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

We recognize revenue associated with extended maintenance agreements ratably over the life of the contract. Amounts collected in advance of revenue recognition are recorded as a current or non-current liability based on the time from the balance sheet date to the future date of revenue recognition. We provide incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of our instruments. Revenues from such sales are allocated separately to the instruments and incentives based on the relative fair value of each element. Revenues allocated to incentives are deferred until the goods are shipped to the customer or are recognized ratably over the life of the maintenance contract. At March 31, 2010, 2009 and 2008, the current portion of deferred revenue balances was $1.2 million, $1.0 million and $807,000, respectively, and the non-current portion of deferred revenue balances was $1.4 million, $1.6 million and $1.1 million, respectively. The fluctuation in balances is due to the types of customer incentives programs offered during the period and depends on when the free goods are shipped to the customer and the maintenance period of the maintenance agreements.

We periodically offer trade-in programs to customers for trading in an existing instrument to purchase a new instrument and we will either provide incentives in the form of free goods or reduce the sales price of the instrument. These incentives in the form of free goods are recorded according to the policies described above.

We periodically offer programs to customers whereby certain instruments are made available to customers for rent or evaluation basis. These programs typically require customers to purchase a minimum quantity of consumables during a specified period for which we recognize revenue on the related consumable according to the policies described above. Depending on the program offered, customers may purchase the instrument during the rental or evaluation period. Proceeds from such sale are recorded as revenue according to the policies described above. Rental income, if any, are also recorded as revenue according to the policies described above.

Royalties are typically based on licensees’ net sales of products that utilize our technology and are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured, such as upon the receipt of a royalty statement from the licensee. Our royalty revenue depends on the licensees’ use of our technology, and therefore, may vary from period to period and impact our revenues during a quarter.

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

The following table summarizes the change in total accrued distributor and customer rebates (in thousands):

	Balance at
	Beginning			Balance at
	of Year	Provisions	Payments	End of Year

Year Ended March 31, 2010	$96	$268	$(316)	$48
Year Ended March 31, 2009	$140	$294	$(338)	$96
Year Ended March 31, 2008	$397	$498	$(755)	$140

Sales and Other Allowances.  We estimate a provision for defective reagent discs as part of our sales allowances when we issue credits to customers for defective reagent discs. We also establish, upon shipment of our products to distributors, a provision for potentially defective reagent discs, based on estimates derived from historical experience. The provision for potentially defective reagent discs was recorded in sales allowances, using internal data available to estimate the level of inventory in the distribution channel, the lag time for customers to report defective reagent discs and the historical rates of defective reagent discs. Starting on July 1, 2007, the provision for potentially defective reagent discs is recorded as part of warranty reserves, instead of sales allowances, since we replace defective reagent discs rather than issue a credit to customers. Changes in our estimates for accruals related to provisions for defective reagent discs have not been material to our financial position or results of operations. In the future, the actual defective reagent discs may exceed our estimates, which could adversely affect our financial results.

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

Fair Value Measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date. Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosure,” establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of March 31, 2010, we used Level 1 assumptions for our cash equivalents, which are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of March 31, 2010, we did not have any Level 2 financial assets or liabilities.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of March 31, 2010, we did not have any Level 3 financial assets or liabilities.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. At March 31, 2010, our short-term investments totaled $32.3 million and our long-term investments totaled $36.3 million, which were classified as held-to-maturity and carried at amortized cost.

Warranty Reserves.  We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments. Our standard warranty obligation on instruments ranges from one to three years. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our estimated accrual for warranty exposure is based on our historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan.

Each quarter, we reevaluate our estimate of warranty reserves, including our assumptions. During fiscal 2010, we recorded an adjustment to pre-existing warranties of $900,000, which reduced our warranty reserves and our cost of revenues, based on both a decrease in our historical experience as to product failures and our judgment of a decrease in estimated product failure rates of blood chemistry analyzers since we began taking steps to resolve manufacturing problems primarily from fiscal 2008 related to quality control for key components that we obtain from our suppliers and to design issues of the key components required.

Our current portion of warranty reserves of $1.2 million as of March 31, 2010 and non-current portion of warranty reserves of $160,000 as of March 31, 2010 reflects our estimate of warranty obligations based on the number of instruments in standard warranty, estimated product failure rates and estimated repair costs.

A provision for defective reagent discs is recorded when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated, at which time they are included in cost of revenues. The warranty cost includes the replacement costs and freight of a defective reagent disc.

We review the historical warranty cost trends and analyze the adequacy of the ending accrual balance of warranty reserves each quarter. The determination of warranty reserves requires us to make estimates of the estimated product failure rate, expected costs to repair or replace the instruments and to replace defective reagent discs under warranty. If actual repair or replacement costs of instruments or replacement costs of reagent discs differ significantly from our estimates, adjustments to cost of revenues may be required. Additionally, if factors change and we revise our assumptions on the product failure rate of instruments or reagent discs, then our warranty reserves and cost of revenues could be materially impacted in the quarter of revision, as well as in following quarters.

Inventories.  We state inventories at the lower of cost or market, cost being determined using standard costs which approximate actual costs using the first-in, first-out (FIFO) method. Inventories include material, labor and overhead. We establish provisions for excess, obsolete and unusable inventories after evaluation of future demand and market conditions. If future demand or actual market conditions are less favorable than those estimated by management or if a significant amount of the material were to become unusable, additional inventory write-downs may be required, which would have a negative effect on our operating income.

Valuation of Long-Lived Assets.  We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. At March 31, 2010 and 2009, we had no uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. For fiscal 2010, 2009 and 2008, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at March 31, 2010 and 2009, we had no accrued interest or penalties.

Share-Based Compensation Expense.  We account for share-based compensation in accordance with ASC 718, “Compensation-Stock Compensation.” We recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors.

We did not grant stock options during fiscal 2010, 2009 or 2008. For stock options granted prior to March 31, 2006, we use the Black-Scholes option pricing model to determine the fair value. Determining the appropriate fair value model and calculating the fair value of share-based awards requires highly subjective assumptions, including risk-free interest rate, expected stock price volatility, expected term and expected dividends.

For restricted stock units, share-based compensation expense is based on the fair value of our stock at the grant date. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

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

Share-based compensation expense resulted in a material impact on our earnings per share and on our consolidated financial statements for fiscal 2010, 2009 and 2008. The impact of share-based compensation expense on our consolidated financial results is disclosed in Note 11, “Share-Based Compensation” in the Notes to Consolidated Financial Statement in this Annual Report on Form 10-K. As of March 31, 2010, our unrecognized compensation expense related to restricted stock unit awards granted to employees and directors to date totaled $12.9 million, which is expected to be recognized over a weighted average service period of 1.89 years. We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future. Excluding forfeitures, we estimate expense recognition of restricted stock units over the requisite service period of the award, for awards granted and unvested as of March 31, 2010 as follows: $5.4 million in fiscal 2011, $5.0 million in fiscal 2012, $3.8 million in fiscal 2013 and $851,000 in fiscal 2014.

RESULTS OF OPERATIONS

Abaxis develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. We operate in two segments: (i) the medical market and (ii) the veterinary market. See “Segment Results” in this section for a detailed discussion.

Total Revenues

Revenues by Geographic Region and by Product Category.  Revenues by geographic region based on customer location and revenues by product category during fiscal 2010, 2009 and 2008 were as follows (in thousands, except percentages):

				Change 2009 to 2010		Change 2008 to 2009
	Year Ended March 31,			Increase/	Percent	Increase/	Percent
Revenues by Geographic Region	2010	2009	2008	(Decrease)	Change	(Decrease)	Change

North America	$101,391	$87,801	$83,830	$13,590	15%	$3,971	5%
Percentage of total revenues	81%	83%	84%
Europe	18,547	14,045	13,472	4,502	32%	573	4%
Percentage of total revenues	15%	13%	13%
Asia Pacific and rest of the world	4,619	3,716	3,249	903	24%	467	14%
Percentage of total revenues	4%	4%	3%

Total revenues	$124,557	$105,562	$100,551	$18,995	18%	$5,011	5%

				Change 2009 to 2010		Change 2008 to 2009
	Year Ended March 31,			Increase/	Percent	Increase/	Percent
Revenues by Product Category	2010	2009	2008	(Decrease)	Change	(Decrease)	Change

Instruments	$28,787	$28,194	$30,011	$593	2%	$(1,817)	(6)%
Percentage of total revenues	23%	27%	30%
Consumables	85,819	69,072	61,928	16,747	24%	7,144	12%
Percentage of total revenues	69%	65%	62%
Other products	6,809	5,170	6,583	1,639	32%	(1,413)	(21)%
Percentage of total revenues	5%	5%	6%

Product sales, net	121,415	102,436	98,522	18,979	19%	3,914	4%
Percentage of total revenues	97%	97%	98%
Development and licensing revenue	3,142	3,126	2,029	16	1%	1,097	54%
Percentage of total revenues	3%	3%	2%

Total revenues	$124,557	$105,562	$100,551	$18,995	18%	$5,011	5%

Fiscal 2010 Compared to Fiscal 2009

North America.  During fiscal 2010, total revenues in North America increased 15%, or $13.6 million, as compared to fiscal 2009. The change in total revenues in North America was attributed to the following:

•	Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) decreased 35%, or $1.7 million, primarily due to inventory stock adjustments by distributors during the first nine months of fiscal 2010.

•	Sales of our Piccolo chemistry analyzers to the U.S. government decreased 45%, or $957,000, primarily due to a decrease in the U.S. Military’s needs for our products, primarily in the third quarter of fiscal 2010, which were not predictable.

•	Medical reagent discs sales in North America (excluding the U.S. government) increased 11%, or $1.2 million, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers.

•	Sales of our VetScan chemistry analyzers in North America decreased 9%, or $808,000, primarily due to lower average selling prices.

•	Veterinary reagent discs sales in North America increased 11%, or $4.3 million, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers and higher average selling prices.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased 6%, or $660,000, primarily due to an increase in units of hematology reagent kits sold resulting from an expanded installed base of our VetScan hematology instruments.

•	Total sales from our original equipment manufacturer (“OEM”) supplied products increased $9.5 million during fiscal 2010 in North America. Our OEM supplied products include our VetScan VSpro coagulation analyzers and related consumables (launched in the fourth quarter of fiscal 2009), i-STAT analyzers and related consumables (launched in fiscal 2010), and canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009).

•	Revenues from other products in North America increased 29%, or $1.4 million. The net increase was primarily due to (a) a decrease in maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products, for which revenue is deferred and recognized ratably over the life of the maintenance contract and (b) an increase in demand for products using the Orbos® Discrete Lyophilization Process, which is strongly affected by customer demands.

Significant concentration.  One distributor in the United States, DVM Resources, accounted for 10% of our total worldwide revenues during fiscal 2010.

Europe.  During fiscal 2010, total revenues in Europe increased 32%, or $4.5 million, as compared to fiscal 2009. The increase in total revenues in Europe was attributed primarily to the following:

•	Sales of our Piccolo chemistry analyzers in Europe increased 25%, or $306,000, primarily due to our promotion strategy and increased sales to distributors.

•	Medical reagent discs sales in Europe increased 11%, or $229,000, primarily due to higher average selling prices.

•	Sales of our VetScan chemistry analyzers in Europe increased 44%, or $1.1 million, primarily due to our promotion strategy and increased marketing activities by our distributors.

•	Veterinary reagent discs sales in Europe increased 27%, or $2.0 million, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in Europe increased 60%, or $426,000, primarily due to an increase in units of hematology instruments sold resulting from our promotion strategy for our VetScan hematology instruments.

•	Total sales from our OEM supplied products increased $267,000 during fiscal 2010 in Europe. Our OEM supplied products include our i-STAT analyzers and related consumables (launched in fiscal 2010) and canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009).

Asia Pacific and rest of the world.  During fiscal 2010, total revenues in Asia Pacific and rest of the world increased 24%, or $903,000, as compared to fiscal 2009. The increase in total revenues in Asia Pacific and rest of the world was attributed primarily to the following:

•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in Asia Pacific and rest of the world increased 16%, or $398,000, primarily due to increased sales to various distributors.

•	Total sales from our OEM supplied products increased $226,000 during fiscal 2010 in Asia Pacific and rest of the world. Our OEM supplied products include our VetScan VSpro coagulation analyzers and related consumables (launched in the fourth quarter of fiscal 2009), i-STAT analyzers and related consumables (launched in fiscal 2010), and canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009).

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

Consumables.  During fiscal 2009, total revenues from consumables, comprised of reagent discs, hematology reagent kits, coagulation reagents and canine heartworm rapid tests, sold in Europe increased 12%, or $1.1 million, as compared to fiscal 2008. The primary factors of the change were as follows:

(i) Medical reagent discs sales in Europe increased 66%, or $804,000, primarily due to the expanded installed base of our Piccolo chemistry analyzers.

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

Segment Results

Fiscal 2010 Compared to Fiscal 2009

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments for fiscal 2010 and 2009 (in thousands, except percentages):

	Year Ended March 31,				Change
		Percent of		Percent of	Increase/	Percent
	2010	Revenues(1)	2009	Revenues(1)	(Decrease)	Change

Revenues:
Medical Market	$24,176	100%	$24,796	100%	$(620)	(3)%
Percentage of total revenues	19%		23%
Veterinary Market	92,411	100%	74,046	100%	18,365	25%
Percentage of total revenues	74%		70%
Other(2)	7,970		6,720		1,250	19%
Percentage of total revenues	7%		7%

Total revenues	124,557		105,562		18,995	18%

Cost of revenues:
Medical Market	10,704	44%	12,407	50%	(1,703)	(14)%
Veterinary Market	37,785	41%	31,052	42%	6,733	22%
Other(2)	3,946		3,478		468	13%

Total cost of revenues	52,435		46,937		5,498	12%

Gross profit:
Medical Market	13,472	56%	12,389	50%	1,083	9%
Veterinary Market	54,626	59%	42,994	58%	11,632	27%
Other(2)	4,024		3,242		782	24%

Gross profit	$72,122		$58,625		$13,497	23%

(1)	The percentage reported is based on revenues by operating segment.

(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During fiscal 2010, total revenues in the medical market decreased 3%, or $620,000, as compared to fiscal 2009. Components of the change were as follows:

Instruments.  Total revenues from sales of our Piccolo chemistry analyzers decreased 26%, or $2.3 million, during fiscal 2010, as compared to fiscal 2009. The decrease in revenues was primarily attributed to (a) a decrease in revenues in North America (excluding the U.S. government) of 35%, or $1.7 million, primarily due to inventory stock adjustments by distributors during the first nine months of fiscal 2010, and (b) a decrease in sales to the U.S. government of 45%, or $957,000, primarily due to a decrease in the U.S. Military’s needs for our products, primarily in the third quarter of fiscal 2010, which were not predictable. The decrease in revenues was partially offset by an increase in sales in Europe by 25%, or $306,000, primarily due to our promotion strategy and increased sales to distributors.

Consumables.  Total revenues from medical reagent discs increased 10%, or $1.5 million, during fiscal 2010, as compared to fiscal 2009. The increase in revenues was primarily attributed to (a) an increase in revenues in North America (excluding the U.S. government) of 11%, or $1.2 million, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers, and (b) an increase in revenues in Europe of 11%, or $229,000, primarily due to higher average selling prices.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased 9%, or $1.1 million, during fiscal 2010, as compared to fiscal 2009. Gross profit percentages for the medical market segment during fiscal 2010 and 2009 were 56% and 50%, respectively. In absolute dollars, the increase in gross profit for the medical market segment was primarily due to (a) lower manufacturing costs on Piccolo chemistry analyzers and medical reagent discs during fiscal 2010, and (b) an increase in units of medical reagent discs sold during fiscal 2010. The increase was partially offset by a decrease in units of Piccolo chemistry analyzers sold during fiscal 2010.

Veterinary Market

Revenues for Veterinary Market Segment

During fiscal 2010, total revenues in the veterinary market increased 25%, or $18.4 million, as compared to fiscal 2009. Total revenues from veterinary instruments sold increased 15%, or $2.8 million, during fiscal 2010, as compared to fiscal 2009. Total revenues from consumables in the veterinary market increased 28%, or $15.3 million, during fiscal 2010, as compared to fiscal 2009. Components of the change were as follows:

•	Sales of our VetScan chemistry analyzers increased 4%, or $455,000, during fiscal 2010, as compared to fiscal 2009. The changes were primarily attributed to (a) an increase in revenues in Europe of 44%, or $1.1 million, primarily due to our promotion strategy and increased marketing activities by our distributors, and (b) an increase in revenues in Asia of 33%, or $210,000, primarily due to increased sales to various distributors. The net increase in total revenues was partially offset by a decrease in revenues in North America by 9%, or $808,000, primarily due to lower average selling prices.

•	Total revenues from veterinary reagent discs increased 13%, or $6.5 million, during fiscal 2010, as compared to fiscal 2009. The increase in revenues was primarily attributed to (a) an increase in revenues in North America of 11%, or $4.3 million, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers and higher average selling prices, (b) an increase in revenues in Europe of 27%, or $2.0 million, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers, and (c) an increase in revenues in Asia Pacific and rest of the world of 10%, or $188,000, primarily due to increased sales to various distributors.

•	Total sales of our VetScan hematology instruments and hematology reagent kits increased 10%, or $1.2 million, primarily attributed to (a) an increase in revenues in North America of 6%, or $660,000, primarily due to an increase in units of hematology reagent kits sold resulting from an expanded installed base of our VetScan hematology instruments, and (b) an increase in revenues in Europe of 60%, or $426,000, primarily due to an increase in units sold resulting from our promotion strategy for our VetScan hematology instruments.

•	Total sales from our OEM supplied products increased $10.0 million, during fiscal 2010, primarily in North America. Our OEM supplied products include our VetScan VSpro coagulation analyzers and related consumables (launched in the fourth quarter of fiscal 2009), i-STAT analyzers and related consumables (launched in fiscal 2010), and canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009).

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased 27%, or $11.6 million, during fiscal 2010, as compared to fiscal 2009. Gross profit percentages for the veterinary market segment during fiscal 2010 and 2009 were 59% and 58%, respectively. In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) an increase in units of VetScan chemistry analyzers and veterinary reagent discs sold during fiscal 2010, (b) higher average selling prices of veterinary reagent discs sold during fiscal 2010, (c) an increase in units of VetScan hematology instruments and hematology reagent kits sold during fiscal 2010, (d) sales of our i-STAT analyzers and related consumables (launched in fiscal 2010) and sales of our canine heartworm rapid tests

(launched in the fourth quarter of fiscal 2009), and (e) lower manufacturing costs on VetScan chemistry analyzers and veterinary reagent discs and lower unit costs from suppliers of our hematology instruments during fiscal 2010. The increase was partially offset by lower average selling prices of VetScan chemistry analyzers sold during fiscal 2010.

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

Veterinary Market

Revenues for Veterinary Market Segment

During fiscal 2009, total revenues in the veterinary market increased 4%, or $3.0 million, as compared to fiscal 2008. Components of the change were as follows:

Instruments.  Total revenues from our veterinary instruments sold decreased 2%, or $429,000, during fiscal 2009, as compared to fiscal 2008. We sold a total of 2,426 veterinary instruments, comprising of VetScan chemistry analyzers, hematology instruments and coagulation analyzers, during fiscal 2009, as compared to 2,332 veterinary instruments sold during fiscal 2008. The primary factors of the change were as follows:

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

Cost of Revenues

The following sets forth, our cost of revenues for fiscal 2010, 2009 and 2008 (in thousands, except percentages):

				Change 2009 to 2010		Change 2008 to 2009
	Year Ended March 31,			Increase/	Percent	Increase/	Percent
	2010	2009	2008	(Decrease)	Change	(Decrease)	Change

Cost of revenues	$52,435	$46,937	$45,507	$5,498	12%	$1,430	3%
Percentage of total revenues	42%	44%	45%

Cost of revenues includes the costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

Fiscal 2010 Compared to Fiscal 2009

The increase in cost of revenues, in absolute dollars, during fiscal 2010, as compared to fiscal 2009, was primarily due to (a) sales from our OEM supplied products, which include our VetScan VSpro coagulation analyzers and related consumables, i-STAT analyzers and related consumables, and canine heartworm rapid tests during fiscal 2010, and (b) an increase in units of medical and veterinary reagent discs sold during fiscal 2010. The increase in cost of revenues was partially offset by (a) a decrease in units of Piccolo chemistry analyzers sold during fiscal 2010, (b) lower manufacturing costs on Piccolo and VetScan chemistry analyzers during fiscal 2010, (c) lower manufacturing costs on medical and veterinary reagent discs during fiscal 2010, and (d) lower unit costs from suppliers of our hematology instruments during fiscal 2010. As a percentage of total revenues, the decrease in cost of revenues during fiscal 2010, as compared to fiscal 2009, was primarily due to lower manufacturing costs on Piccolo and VetScan chemistry analyzers and medical and veterinary reagent discs during fiscal 2010. Lower manufacturing costs during fiscal 2010 were due to lower material costs from our suppliers, more efficient production lines and design changes. While we have an ongoing cost improvement program to reduce material and component costs and implementing design changes and process improvements, these cost reductions may be partially offset by increases in other manufacturing costs in subsequent periods.

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

Gross Profit

The following sets forth, our gross profit for fiscal 2010, 2009 and 2008 (in thousands, except percentages):

				Change 2009 to 2010		Change 2008 to 2009
	Year Ended March 31,			Increase/	Percent	Increase/	Percent
	2010	2009	2008	(Decrease)	Change	(Decrease)	Change

Total gross profit	$72,122	$58,625	$55,044	$13,497	23%	$3,581	7%
Total gross margin	58%	56%	55%

Fiscal 2010 Compared to Fiscal 2009

Gross profit in fiscal 2010 increased by 23%, or $13.5 million, as compared to fiscal 2009, primarily due to the following: (a) an increase in units of VetScan chemistry analyzers and medical and veterinary reagent discs sold during fiscal 2010, (b) higher average selling prices of veterinary reagent discs sold during fiscal 2010, (c) sales of our i-STAT analyzers and related consumables (launched in fiscal 2010) and sales of our canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009), (d) lower manufacturing costs on Piccolo and VetScan chemistry analyzers during fiscal 2010, (e) lower manufacturing costs on medical and veterinary reagent discs and (f) lower unit cost from suppliers of our hematology instruments during fiscal 2010. The increase was partially offset by a decrease in units of Piccolo chemistry analyzers sold during fiscal 2010. As a percentage, the increase in gross margin during fiscal 2010, as compared to fiscal 2009, was primarily due to lower manufacturing costs on Piccolo and VetScan chemistry analyzers and medical and veterinary reagent during fiscal 2010 discs (as described above under “Cost of Revenues”).

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

Operating Expenses

Research and Development

The following sets forth, our research and development expenses for fiscal 2010, 2009 and 2008 (in thousands, except percentages):

				Change 2009 to 2010		Change 2008 to 2009
	Year Ended March 31,			Increase/	Percent	Increase/	Percent
	2010	2009	2008	(Decrease)	Change	(Decrease)	Change

Research and development	$10,688	$8,361	$6,966	$2,327	28%	$1,395	20%
Percentage of total revenues	9%	8%	7%

Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products.

Fiscal 2010 Compared to Fiscal 2009

Research and development expenses in fiscal 2010 increased by 28%, or $2.3 million, as compared to fiscal 2009. Research and development expenses in fiscal 2010 related primarily to new product development and enhancement of existing products and clinical trials. Research and development expenses are based on the project activities planned and the level of spending depends on budgeted expenditures. The projects primarily relate to new product development in both the medical and veterinary markets and costs related to compliance with FDA regulations and clinical trials. Share-based compensation expense during fiscal 2010 and 2009 was $849,000 and $240,000, respectively.

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

We anticipate the dollar amount of research and development expenses to increase in fiscal 2011 from fiscal 2010 but remain consistent as a percentage of total revenues, as we complete new products for both the medical and veterinary markets. There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful.

Sales and Marketing

The following sets forth, our sales and marketing expenses for fiscal 2010, 2009 and 2008 (in thousands, except percentages):

				Change 2009 to 2010		Change 2008 to 2009
	Year Ended March 31,			Increase/	Percent	Increase/	Percent
	2010	2009	2008	(Decrease)	Change	(Decrease)	Change

Sales and marketing expenses	$30,138	$24,712	$23,689	$5,426	22%	$1,023	4%
Percentage of total revenues	24%	23%	24%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

Fiscal 2010 Compared to Fiscal 2009

Sales and marketing expenses in fiscal 2010 increased by 22%, or $5.4 million, as compared to fiscal 2009. The increase was primarily related to higher personnel-related costs to support the growth in both our medical and veterinary markets. Share-based compensation expense during fiscal 2010 and 2009 was $1.3 million and $508,000, respectively.

Fiscal 2009 Compared to Fiscal 2008

Sales and marketing expenses in fiscal 2009 increased by 4%, or $1.0 million, as compared to fiscal 2008. The increase was primarily related to higher personnel-related costs to support the growth in both our medical and veterinary markets. Share-based compensation expense during fiscal 2009 and 2008 was $508,000 and $325,000, respectively.

General and Administrative

The following sets forth, our general and administrative expenses for fiscal 2010, 2009 and 2008 (in thousands, except percentages):

				Change 2009 to 2010		Change 2008 to 2009
	Year Ended March 31,			Increase/	Percent	Increase/	Percent
	2010	2009	2008	(Decrease)	Change	(Decrease)	Change

General and administrative expenses	$10,521	$7,757	$6,681	$2,764	36%	$1,076	16%
Percentage of total revenues	8%	7%	7%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting, human resources and legal.

Fiscal 2010 Compared to Fiscal 2009

General and administrative expenses in fiscal 2010 increased by 36%, or $2.8 million, as compared to fiscal 2009, primarily related to higher personnel-related costs, which includes (a) an increase in share-based compensation expense, which is based on the requisite service period of the award, and (b) an increase in bonus expenses based on the achievement of established goals during the fourth quarter of fiscal 2010. The increase was partially offset by fees and costs related to pursing strategic opportunities during fiscal 2009. Share-based compensation expense during fiscal 2010 and 2009 was $2.9 million and $843,000, respectively.

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

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net for fiscal 2010, 2009 and 2008 (in thousands, except percentages):

				Change 2009 to 2010		Change 2008 to 2009
	Year Ended March 31,			Increase/	Percent	Increase/	Percent
	2010	2009	2008	(Decrease)	Change	(Decrease)	Change

Interest and other income (expense), net	$630	$1,271	$2,096	$(641)	(50)%	$(825)	(39)%

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents, investments and foreign currency exchange gains and losses.

Fiscal 2010 Compared to Fiscal 2009

Interest and other income (expense), net in fiscal 2010 decreased by 50%, or $641,000. The decrease in interest and other income (expense), net, in fiscal 2010, as compared to fiscal 2009, was primarily attributed to lower interest yields in our investment portfolio during fiscal 2010.

Fiscal 2009 Compared to Fiscal 2008

Interest and other income (expense), net in fiscal 2009 decreased by 39%, or $825,000. The decrease in interest and other income (expense), net, in fiscal 2009, as compared to fiscal 2008, was primarily attributed to lower interest yields in our investment portfolio during fiscal 2009.

Income Tax Provision

The following sets forth, our income tax provision for fiscal 2010, 2009 and 2008 (in thousands, except percentages):

	Year Ended March 31,
	2010	2009	2008

Income tax provision	$8,382	$7,053	$7,301
Effective tax rate	39%	37%	37%

Fiscal 2010 Compared to Fiscal 2009

For fiscal 2010 and fiscal 2009, the income tax provisions were $8.4 million, based on an effective tax rate of 39%, and $7.1 million, based on an effective tax rate of 37%, respectively.

The increase in the effective tax rate during fiscal 2010, as compared to fiscal 2009, was primarily due to an increase in non-deductible compensation expense and a change in our investment portfolio, and partially offset by an increase in tax benefits for federal qualified production activities.

We expect our effective tax rate will be approximately 39% for federal, foreign and various state tax jurisdictions in fiscal 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and short-term and long-term investments at March 31, 2010, 2009 and 2008 were as follows (in thousands, except percentages):

	March 31,
	2010	2009	2008

Cash and cash equivalents	$27,857	$49,237	$17,219
Short-term investments	32,343	20,776	6,991
Long-term investments	36,319	4,886	35,463

Total cash, cash equivalents and investments	$96,519	$74,899	$59,673

Percentage of total assets	58%	53%	49%

Cash Flow Changes

Cash provided by (used in) during fiscal 2010, 2009 and 2008 were as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008

Net cash provided by operating activities	$22,672	$14,331	$14,966
Net cash (used in) provided by investing activities	(46,624)	10,673	(12,557)
Net cash provided by financing activities	2,565	7,066	4,627
Effect of exchange rate changes on cash and cash equivalents	7	(52)	—

Net (decrease) increase in cash and cash equivalents	$(21,380)	$32,018	$7,036

At March 31, 2010, we had net working capital of $89.3 million compared to $101.8 million at March 31, 2009. Cash and cash equivalents at March 31, 2010 were $27.9 million compared to $49.2 million at March 31, 2009. The decrease in cash and cash equivalents during fiscal 2010 was primarily due to purchases of investments of $73.6 million, partially offset by net cash provided by operating activities of $22.7 million and proceeds from maturities and redemptions of investments of $30.4 million.

In fiscal 2010 and 2009, the effect of exchange rate changes on cash and cash equivalents and the net gain and loss of foreign exchange translation were presented in our consolidated statements of cash flows, resulting from the incorporation of our wholly-owned subsidiary, Abaxis Europe GmbH in fiscal 2009. Abaxis Europe GmbH maintains foreign currency denominated accounts.

Operating Activities

During fiscal 2010, we generated $22.7 million in cash from operating activities compared to $14.3 million in fiscal 2009. The cash provided by operating activities during fiscal 2010 was primarily the result of net income of $13.0 million during fiscal 2010, adjusted for the effects of non-cash adjustments including depreciation and amortization of $4.9 million and share-based compensation expense of $5.3 million, partially offset by a decrease of $2.1 million related to excess tax benefits from share-based awards.

Other changes in operating activities during fiscal 2010 were as follows:

(i) Receivables, net increased by $2.0 million, from $22.0 million at March 31, 2009 to $24.0 million as of March 31, 2010, primarily due to higher sales in the last month of the quarter ended March 31, 2010.

(ii) Inventories increased by $3.4 million, from $15.7 million at March 31, 2009 to $19.1 million as of March 31, 2010, primarily due to an increase in finished goods to support future demand and new sales of original equipment manufacturer (“OEM”) supplied products. OEM supplied products in inventories include the following: our VetScan VSpro coagulation analyzers and related consumables (launched in the fourth quarter of fiscal 2009), i-STAT analyzers and related consumables (launched in fiscal 2010), and canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009).

(iii) Prepaid expenses increased by $383,000, from $957,000 at March 31, 2009 to $1.3 million as of March 31, 2010, primarily due to the timing of payments.

(iv) Current net deferred tax assets decreased by $903,000, from $4.7 million at March 31, 2009 to $3.8 million as of March 31, 2010, primarily as a result of the utilization of federal research and development tax credits carryovers, partially offset by an increase in other current deferred tax assets.

(v) Non-current net deferred tax assets increased by $471,000, from $2.5 million at March 31, 2009 to $2.9 million as of March 31, 2010, primarily as a result of an increase in share-based compensation.

(vi) Accounts payable increased by $5.4 million, from $4.0 million at March 31, 2009 to $9.4 million as of March 31, 2010, primarily due to the timing and payment of services and inventory purchases.

(vii) Accrued payroll and related expenses increased by $1.9 million, from $3.7 million at March 31, 2009 to $5.6 million as of March 31, 2010, primarily due to accrued bonus as of March 31, 2010, which was based on the achievement of established quarterly net sales and quarterly pre-tax income goals during the fourth quarter of fiscal 2010, compared to March 31, 2009, for which we did not achieve the established quarterly net sales and quarterly pre-tax income goals during the fourth quarter of fiscal 2009.

(viii) Accrued taxes increased by $366,000, from $34,000 at March 31, 2009 to $400,000 as of March 31, 2010, primarily due to income taxes payable by our subsidiary in Germany.

(ix) Total deferred revenue decreased by $58,000, resulting from a decrease in the non-current portion of deferred revenue of $191,000, from $1.6 million at March 31, 2009 to $1.4 million, partially offset by an increase in the current portion of deferred revenue of $133,000, from $1.0 million at March 31, 2009 to $1.2 million as of March 31, 2010. Changes in balances are based on the maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products, for which revenue is deferred and recognized ratably over the life of the maintenance contract.

(x) Total warranty reserves decreased by $954,000, resulting from a decrease in the current portion of warranty reserves of $531,000, from $1.7 million at March 31, 2009 to $1.2 million as of March 31, 2010 and non-current portion of warranty reserves of $423,000, from $583,000 at March 31, 2009 to $160,000 as of March 31, 2010. The net change in warranty reserves is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs. During fiscal 2010, total warranty reserves for instruments decreased based on both our historical experience and estimated product failure rates of blood chemistry analyzers since we began taking steps to resolve manufacturing problems, primarily related to quality control for key components that we obtain from our suppliers and to design issues of the key components required.

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

Investing Activities

Net cash used in investing activities during fiscal 2010 totaled $46.6 million, compared to net cash provided by investing activities of $10.7 million during fiscal 2009. Changes in investing activities were as follows:

Investments.  Cash used to purchase investments in asset-backed securities, certificates of deposits, corporate bonds, municipal bonds and U.S. agency securities totaled $73.6 million during fiscal 2010. Cash provided by proceeds from maturities and redemptions of investments in asset-backed securities, certificates of deposits and U.S. agency securities totaled $30.4 million during fiscal 2010.

Property and Equipment.  Cash used to purchase property and equipment totaled $3.4 million during fiscal 2010, primarily due to the following (a) support new product introduction, (b) increased capacity requirements in our production line and (c) increase in transfers of instruments from inventory and held for loan or evaluation or demonstration purposes to support our customer base. We anticipate that we will continue to purchase property and equipment necessary in the normal course of our business.

Financing Activities

Net cash provided by financing activities during fiscal 2010 totaled $2.6 million, primarily consisting of $2.1 million related to excess tax benefits from share-based awards and $915,000 related to proceeds from stock options exercised, partially offset by the payment of income withholding taxes of $446,000 due upon vesting of restricted stock units.

Contractual Obligations

As of March 31, 2010, our contractual obligations for succeeding fiscal years are as follows (in thousands):

	Payments Due by Period
	Total	2011	2012-2013	2014-2015	After 2015

Operating leases	$11,919	$1,141	$2,175	$2,128	$6,475

Operating Leases.  Operating lease obligations were comprised of our principal facility and various leased facilities and office equipment under operating lease agreements, which expire on various dates through fiscal 2021. In March 2010, we amended the terms on our operating lease on our principal facility in Union City, California from an expiration date of December 2010 to February 2021.

Purchase Commitments.  In October 2008, we entered into an OEM agreement with Scandinavian Micro Biodevices APS (“SMB”) of Denmark to purchase coagulation analyzers and coagulation cartridges. In the fourth quarter of fiscal 2009, we started marketing the products and, upon achievement of certain milestones by SMB outlined in the agreement, we will be subject to the minimum purchase commitments under the OEM agreement. These milestones have not yet been met and we are currently purchasing coagulation analyzers and coagulation cartridges on a purchase order basis, but all such purchases will count towards the minimum purchase obligations if and when they are triggered.

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

Line of Credit.  We have a line of credit with Comerica Bank-California which provides for borrowings of up to $2.0 million. The line of credit may be terminated upon notification by either party and any outstanding balance is payable upon demand by Comerica Bank-California. At March 31, 2010, there was no amount outstanding under our line of credit. Further information on our line of credit, including the terms and conditions with respect to our loan covenants, is set forth in Note 8 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1 of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments and line of credit.

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. At March 31, 2010, our short-term investments totaled $32.3 million, consisting of certificates of deposits, corporate bonds and municipal bonds, and our long-term investments totaled $36.3 million, consisting of certificates of deposits, corporate bonds, municipal bonds and U.S. agency securities.

Historically, our investment portfolio had included auction rate securities, which became illiquid as a result of the negative condition in the global credit markets. In September 2008, the bank where our auction rate securities were held, reached agreements with the Financial Industry Regulatory Authority, the State of Michigan Attorney General and the Michigan Office of Financial and Insurance Regulation regarding the repurchase of auction rate securities. In October 2008, we received a commitment from our bank to repurchase all of our remaining auction rate securities, which repurchases were completed in the third quarter of fiscal 2009. During fiscal 2009, we redeemed $37.0 million of our auction rate securities at 100% of par value. As of March 31, 2010, we no longer hold any auction rate securities.

We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at March 31, 2010 until maturity and therefore, we believe we have no material exposure to interest rate risk. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at March 31, 2010 indicated that such market movement would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during fiscal 2010 and 2009.

For our line of credit, which provides for borrowings of up to $2.0 million, the interest rate is equal to the bank’s prime rate minus 0.25%, which totaled 3.00% at March 31, 2010. Consequently, an increase in the prime rate would expose us to higher interest expenses. A sensitivity analysis assuming a hypothetical 10% movement in the prime rate applied to our line of credit balance at March 31, 2010 indicated that such market movement would not have a material effect on our business, operating results or financial condition, as there was no amount outstanding on our line of credit at March 31, 2010.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments. In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Accounting Standards Codification 815, “Derivatives and Hedging.”

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

In the first quarter of fiscal 2009, operations from our sales office in Darmstadt, Germany were stated in Euros and translated into U.S. dollars at the period-end exchange rates. In July 2008, the Germany sales office was incorporated as our wholly-owned subsidiary, Abaxis Europe GmbH, to market, promote and distribute diagnostic systems for medical and veterinary uses. Abaxis Europe GmbH’s functional currency is in U.S. dollars. Foreign currency denominated account balances of our subsidiary are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency, resulted in foreign currency gains and losses, which were included in “Interest and other income (expense), net” on our consolidated statements of income. For our sales denominated in local currencies, we are exposed to foreign currency exchange rate fluctuations on revenue.

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

ABAXIS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Abaxis, Inc.

We have audited the accompanying consolidated balance sheets of Abaxis, Inc. and its subsidiary (“the Company”) as of March 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2010. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a) 2. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abaxis, Inc. and its subsidiary as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2010 expressed an unqualified opinion thereon.

/s/  Burr Pilger Mayer, Inc.

San Jose, California
June 14, 2010

ABAXIS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31,
	2010	2009
	(In thousands,
	except share data)

ASSETS
Current assets:
Cash and cash equivalents	$27,857	$49,237
Short-term investments	32,343	20,776
Receivables (net of allowances of $446 in 2010 and $388 in 2009)	23,962	21,983
Inventories	19,067	15,735
Prepaid expenses	1,340	957
Net deferred tax assets, current	3,773	4,676

Total current assets	108,342	113,364
Long-term investments	36,319	4,886
Property and equipment, net	15,544	14,798
Intangible assets, net	4,600	5,175
Net deferred tax assets, non-current	2,935	2,464
Other assets	76	24

Total assets	$167,816	$140,711

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,404	$3,963
Accrued payroll and related expenses	5,615	3,698
Accrued taxes	400	34
Other accrued liabilities	1,256	1,116
Deferred revenue	1,157	1,024
Warranty reserve	1,183	1,714

Total current liabilities	19,015	11,549

Non-current liabilities:
Deferred rent	163	137
Deferred revenue	1,359	1,550
Warranty reserve	160	583

Total non-current liabilities	1,682	2,270

Commitments and contingencies (Note 9)
Shareholders’ equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding in 2010 and 2009	—	—
Common stock, no par value: 35,000,000 shares authorized; 22,112,000 and 21,933,000 shares issued and outstanding in 2010 and 2009, respectively	125,050	117,846
Retained earnings	22,069	9,046

Total shareholders’ equity	147,119	126,892

Total liabilities and shareholders’ equity	$167,816	$140,711

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended March 31,
	2010	2009	2008
	(In thousands, except per share data)

Revenues	$124,557	$105,562	$100,551
Cost of revenues	52,435	46,937	45,507

Gross profit	72,122	58,625	55,044

Operating expenses:
Research and development	10,688	8,361	6,966
Sales and marketing	30,138	24,712	23,689
General and administrative	10,521	7,757	6,681

Total operating expenses	51,347	40,830	37,336

Income from operations	20,775	17,795	17,708
Interest and other income (expense), net	630	1,271	2,096

Income before income tax provision	21,405	19,066	19,804
Income tax provision	8,382	7,053	7,301

Net income	$13,023	$12,013	$12,503

Net income per share:
Basic net income per share	$0.59	$0.55	$0.58

Diluted net income per share	$0.58	$0.54	$0.56

Shares used in the calculation of net income per share:
Weighted average common shares outstanding — basic	22,021	21,826	21,499

Weighted average common shares outstanding — diluted	22,606	22,324	22,261

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY AND
COMPREHENSIVE INCOME

			Retained	Accumulated
			Earnings	Other	Total
	Common Stock		(Accumulated	Comprehensive	Shareholders’	Comprehensive
	Shares	Amount	Deficit)	Income (Loss)	Equity	Income
	(In thousands, except share data)

Balances at March 31, 2007	21,207,000	$103,282	$(15,470)	$—	$87,812
Common stock issued under stock option exercises	483,000	3,128	—	—	3,128
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	16,000	(110)	—	—	(110)
Share-based compensation	—	1,122	—	—	1,122
Excess tax benefits from share-based awards	—	1,609	—	—	1,609
Components of comprehensive income:
Net income	—	—	12,503	—	12,503	$12,503
Change in unrealized gain (loss) on investments, net of tax	—	—	—	(1,415)	(1,415)	(1,415)

Comprehensive income	—	—	—	—	—	$11,088

Balances at March 31, 2008	21,706,000	109,031	(2,967)	(1,415)	104,649
Common stock issued under stock option exercises	194,000	636	—	—	636
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	33,000	(281)	—	—	(281)
Share-based compensation	—	1,749	—	—	1,749
Excess tax benefits from share-based awards	—	6,711	—	—	6,711
Components of comprehensive income:
Net income	—	—	12,013	—	12,013	$12,013
Change in unrealized gain (loss) on investments, net of tax	—	—	—	1,415	1,415	1,415

Comprehensive income	—	—	—	—	—	$13,428

Balances at March 31, 2009	21,933,000	117,846	9,046	—	126,892
Common stock issued under stock option exercises	128,000	915	—	—	915
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	51,000	(446)	—	—	(446)
Share-based compensation	—	5,398	—	—	5,398
Excess tax benefits from share-based awards and other tax adjustments	—	1,337	—	—	1,337
Components of comprehensive income:
Net income	—	—	13,023	—	13,023	$13,023
Change in unrealized gain (loss) on investments, net of tax	—	—	—	—	—	—

Comprehensive income	—	—	—	—	—	$13,023

Balances at March 31, 2010	22,112,000	$125,050	$22,069	$—	$147,119

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended March 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$13,023	$12,013	$12,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,935	4,492	3,497
Investment premium amortization	211	—	—
Loss on disposals of property and equipment	104	16	2
Loss on foreign exchange translation	60	137	—
Share-based compensation expense	5,337	1,743	1,108
Excess tax benefits from share-based awards	(2,096)	(6,711)	(1,609)
Provision for deferred income taxes	1,245	4,813	6,400
Changes in assets and liabilities:
Receivables, net	(2,035)	(1,221)	(3,944)
Inventories	(5,068)	1,051	(5,572)
Prepaid expenses	(383)	(295)	894
Other assets	(52)	(21)	33
Accounts payable	5,436	(2,440)	(84)
Accrued payroll and related expenses	1,917	(576)	447
Accrued taxes	884	30	—
Other accrued liabilities	140	479	503
Deferred rent	26	(149)	(105)
Deferred revenue	(58)	621	(208)
Warranty reserve	(954)	349	1,101

Net cash provided by operating activities	22,672	14,331	14,966

Cash flows from investing activities:
Purchases of available-for-sale investments	(3,030)	—	(20,575)
Purchases of held-to-maturity investments	(70,562)	(32,950)	(21,167)
Proceeds from redemptions of available-for-sale investments	3,000	36,975	—
Proceeds from maturities and redemptions of held-to-maturity investments	27,381	14,279	32,804
Purchases of property and equipment	(3,413)	(2,651)	(3,619)
Proceeds from disposals of property and equipment	—	20	—
Purchase of intangible assets	—	(5,000)	—

Net cash (used in) provided by investing activities	(46,624)	10,673	(12,557)

Cash flows from financing activities:
Proceeds from issuance of common stock under stock plans, net	469	355	3,018
Excess tax benefits from share-based awards	2,096	6,711	1,609

Net cash provided by financing activities	2,565	7,066	4,627

Effect of exchange rate changes on cash and cash equivalents	7	(52)	—

Net (decrease) increase in cash and cash equivalents	(21,380)	32,018	7,036
Cash and cash equivalents at beginning of year	49,237	17,219	10,183

Cash and cash equivalents at end of year	$27,857	$49,237	$17,219

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$6,349	$1,491	$319

Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$—	$1,415	$(1,415)

Transfers of equipment between inventory and property and equipment, net	$1,797	$1,877	$1,742

Net change in capitalized share-based compensation	$61	$6	$14

Common stock withheld for employee taxes in connection with share-based compensation	$446	$281	$110

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2010, 2009 AND 2008

NOTE 1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business.  Abaxis, Inc. (“Abaxis,” the “Company” or “we”), incorporated in California in 1989, develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.

On July 1, 2008, our sales office in Darmstadt, Germany was incorporated as Abaxis Europe GmbH to market, promote and distribute diagnostic systems for medical and veterinary uses. Abaxis Europe GmbH, our wholly-owned subsidiary, was formed to provide customer support in a timely manner in response to the growing and increasingly diverse services needs of customers in the European market.

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of Abaxis and our wholly-owned subsidiary, Abaxis Europe GmbH. Intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates.  The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include allowance for doubtful accounts, fair values of investments, sales and other allowances, valuation of inventory, fair values of purchased intangible assets, useful lives of intangible assets, income taxes, valuation allowance for deferred tax assets, share-based compensation and warranty reserves. Our management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Our actual results may differ materially from these estimates.

Certain Significant Risks and Uncertainties.  We are subject to certain risks and uncertainties and believe that changes in any of the following areas could have a material adverse effect on our future financial position or results of operations: continued Food and Drug Administration compliance or regulatory changes; uncertainty regarding health care reforms; fundamental changes in the technology underlying blood testing; the ability to develop new products that are accepted in the marketplace; competition, including, but not limited to, pricing and products or product features and services; litigation or other claims against Abaxis; the adequate and timely sourcing of inventories; and the hiring, training and retention of key employees.

Reclassification.  Certain reclassifications have been made to the consolidated financial statements of our fiscal years ended March 31, 2009 and 2008 to conform to current period presentation. These reclassifications did not result in any change in previously reported net income, total assets or shareholders’ equity.

Cash and Cash Equivalents.  Cash equivalents consist of highly liquid investments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of these investments was determined by using quoted prices for identical investments in active markets which are measured at Level 1 inputs under Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” The carrying value of cash equivalents approximates fair value due to their relatively short-term nature.

Investments.  We hold both short-term and long-term investments and our portfolio typically consists of certificates of deposits, corporate bonds, municipal bonds, and U.S. agency securities. Short-term investments have maturities of one year or less. All other investments with maturity dates greater than one year are classified as long-term. Our investments are accounted for as either available-for-sale or held-to-maturity. Investments classified as available-for-sale are reported at fair value at the balance sheet date, and temporary differences between cost and fair value are presented as a separate component of accumulated other comprehensive income (loss), net of any related tax effect, in shareholders’ equity. Investments classified as held-to-maturity are based on the Company’s positive intent and ability to hold to maturity and these investments are carried at amortized cost.

At March 31, 2008, our short-term investments totaled $7.0 million, consisting of certificates of deposits and municipal bonds. At March 31, 2008, the fair value of our long-term investments totaled $35.5 million, consisting of auction rate securities that were not liquid. In September 2008, the bank where our auction rate securities were held, reached agreements with the Financial Industry Regulatory Authority, the State of Michigan Attorney General and the Michigan Office of Financial and Insurance Regulation regarding the repurchase of auction rate securities. In October 2008, we received a commitment from our bank to repurchase all of our remaining auction rate securities, which repurchases were completed in the third quarter of fiscal 2009. During fiscal 2009, we redeemed $37.0 million of our auction rate securities at 100% of par value by the issuer of the auction rate securities and in fiscal 2009, we adjusted an unrealized loss of $1.4 million, net of related income taxes, that was recorded in other comprehensive income in fiscal 2008. Such adjustment in fiscal 2009 did not affect net income for the applicable accounting period.

Interest and realized gains and losses from investments are included in “Interest and other income (expense), net,” computed using the specific identification cost method. We assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are determined to be other-than-temporary, if any, are recorded as charges against “Interest and other income (expense), net” in the consolidated statements of income. We did not recognize any impairment loss on investments during fiscal 2010, 2009 or 2008.

Concentration of Credit Risk.  Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash, cash equivalents, investments and receivables. Cash, cash equivalents and investments are placed with high quality financial institutions and are regularly monitored by management. These deposits are in excess of the amount of the insurance provided by the federal government on such deposits. To date, the Company has not experienced any losses on such deposits.

We sell our products to distributors and direct customers located primarily in Europe, Japan and North America. We monitor the credit status of our distributors and direct customers on an ongoing basis and generally do not require our customers to provide collateral for purchases on credit. Collection of receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. At March 31, 2010 and 2009, one distributor in the United States accounted for 14% and 16%, respectively, of our total receivables balance.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts based on our assessment of the collectibility of the amounts owed to us by our customers. We consider the following in determining the level of allowance required: the customer’s payment history, the age of the receivables, the credit quality of our customers, the general financial condition of our customer base and other factors that may affect the customers’ ability to pay.

Fair Value of Financial Instruments.  Financial instruments include cash, cash equivalents, investments, receivables, accounts payable and certain other accrued liabilities. The fair value of cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities are valued at their carrying value, which approximates fair value due to their short maturities.

See Note 3, “Fair Value Measurements” for further information on fair value measurement of our financial and nonfinancial assets and liabilities.

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

Property and Equipment.  Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives of the assets:

Asset Classification	Estimated Useful Life

Machinery and equipment	2-10 years
Furniture and fixtures	3-8 years
Computer equipment	2-7 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term

Construction in progress primarily consists of purchased material used in the development of production lines. We did not capitalize interest on constructed assets during fiscal 2010 or 2009, due to immateriality.

Property and equipment includes instruments transferred from inventory and held for loan or evaluation or demonstration purposes to customers. Units held for loan, evaluation or demonstration purposes are carried at cost and depreciated over their estimated useful lives of three to five years. Depreciation expense related to loan, evaluation or demonstration units is recorded in cost of revenues or in the respective operating expense line based on the function and purpose for which it is being used. Proceeds from the sale of evaluation units are recorded as revenue.

Valuation of Long-Lived Assets.  We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. We did not recognize any impairment charges on long-lived assets in fiscal 2010, 2009 or 2008.

Intangible Assets.  Intangible assets, consisting of purchased patents and licenses, are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful life of ten years, which approximates the economic benefit.

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

We periodically offer programs to customers whereby certain instruments are made available to customers for rent or evaluation basis. These programs typically require customers to purchase a minimum quantity of consumables during a specified period for which we recognize revenue on the related consumable according to the policies described above. Depending on the program offered, customers may purchase the instrument during the rental or evaluation period. Proceeds from such sale are recorded as revenue according to the policies described above. Rental income, if any, are also recorded as revenue according to the policies described above.

Royalties are typically based on licensees’ net sales of products that utilize our technology and are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured, such as upon the receipt of a royalty statement from the licensee.

Distributor and Customer Rebates.  We periodically offer distributor pricing rebates to distributors upon meeting the sales volume requirements during a qualifying period. The distributor pricing rebates are recorded as a reduction to gross revenues during a qualifying period. We also periodically offer rebate programs to distributors or customers who purchase certain products or instruments during a promotional period. Cash rebates are recorded as a reduction to gross revenues.

Shipping and Handling.  In a sale transaction we bill customers for shipping and handling costs and the amounts billed are classified as revenue. The costs of shipping products to customers are expensed as incurred and are included in cost of revenues.

Research and Development Costs.  Research and development costs, including internally generated software costs, are expensed as incurred and include expenses associated with new product research and regulatory activities. Our products include certain software applications that are resident in the product. The costs to develop such software have not been capitalized as we believe our current software development processes are completed concurrent with the establishment of technological feasibility of the software.

Advertising Expenses.  Costs of advertising, which are recognized as sales and marketing expenses, are generally expensed in the period incurred. Advertising expenses were $2.3 million, $1.8 million and $2.2 million, for fiscal 2010, 2009 and 2008, respectively.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. At March 31, 2010 and 2009, we had no uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. For fiscal 2010, 2009 and 2008, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at March 31, 2010 and 2009, we had no accrued interest or penalties.

Share-Based Compensation Expense.  We account for share-based compensation in accordance with ASC 718, “Compensation-Stock Compensation.” We recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors.

We did not grant stock options during fiscal 2010, 2009 or 2008. For stock options granted prior to March 31, 2006, we use the Black-Scholes option pricing model to determine the fair value. Determining the appropriate fair value model and calculating the fair value of share-based awards requires highly subjective assumptions, including risk-free interest rate, expected stock price volatility, expected term and expected dividends.

For restricted stock units, share-based compensation expense is based on the fair value of our stock at the grant date.

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

Comprehensive Income.  Comprehensive income (loss) generally represents all changes in shareholders’ equity during a period, resulting from net income and transactions from non-owner sources. Comprehensive income consists of net income and the net-of-tax amounts for unrealized gain (loss) on available-for-sale investments (difference between the cost and fair market value). Comprehensive income and its components are reported in the Consolidated Statements of Shareholders’ Equity and Comprehensive Income.

Foreign Currency Translations.  In July 2008, our sales office in Darmstadt, Germany was incorporated as Abaxis Europe GmbH, a wholly-owned subsidiary of Abaxis. The functional currency is the U.S. dollar for our international subsidiary. Foreign currency transactions of our subsidiary are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency resulted in foreign currency gains and losses, which were included in “Interest and other income (expense), net” on the Consolidated Statements of Income and were insignificant for fiscal 2010 and 2009. Prior to July 2008, operations from our Germany sales office were stated in Euros and translated into U.S. dollars at the period-end exchange rates and foreign exchange translations were insignificant.

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued amendments to the accounting standard addressing multiple-deliverable revenue arrangements. The amendments provide guidance in addressing how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting. In an arrangement with multiple deliverables, the delivered items shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis. Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis; and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. This amendment is effective for the Company on April 1, 2011. We are currently evaluating the impact of adopting these amendments on our consolidated financial position, results of operations or cash flows.

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

On June 30, 2009, we adopted amendments to the accounting standard addressing subsequent events. The amendments provide guidance on the definition of what qualifies as a subsequent event — those events or transactions that occur following the balance sheet date, but before the financial statements are issued, or are available to be issued — and requires companies to disclose the date through which subsequent events were evaluated and the basis for determining that date. This disclosure should alert all users of financial statements that a company has not evaluated subsequent events after that date in the set of financial statements being presented. In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, “Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements (ASU 2010-09).” The update removes the requirement for a Securities and Exchange Commission (“SEC”) filer to disclose the date through which subsequent events have been evaluated. The change alleviates potential conflicts between ASC 855-10 “Subsequent Events” and the SEC’s requirements. ASU 2010-09 is effective upon issuance of the final update. The Company adopted this statement upon its issuance. The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

NOTE 2.	INVESTMENTS

The following table summarizes short-term and long-term investments by major security type at March 31, 2010 and 2009 (in thousands):

	March 31, 2010
	Cost or
	Amortized	Gross Unrealized	Fair
	Cost	Gain (Loss)	Value

Short-term investments
Held-to-maturity:
Certificates of deposits	$15,767	$—	$15,767
Corporate bonds	10,549	—	10,549
Municipal bonds	6,027	—	6,027

Total short-term investments in held-to-maturity	$32,343	$—	$32,343

Long-term investments
Held-to-maturity:
Certificates of deposits	$6,562	$—	$6,562
Corporate bonds	5,720	—	5,720
Municipal bonds	3,407	—	3,407
U.S. agency securities	20,630	—	20,630

Total long-term investments in held-to-maturity	$36,319	$—	$36,319

	March 31, 2009
	Cost or
	Amortized	Gross Unrealized	Fair
	Cost	Gain (Loss)	Value

Short-term investments
Held-to-maturity:
Certificates of deposits	$20,776	$—	$20,776

Total short-term investments in held-to-maturity	$20,776	$—	$20,776

Long-term investments
Held-to-maturity:
Certificates of deposits	$2,376	$—	$2,376
Corporate bonds	2,510	—	2,510

Total long-term investments in held-to-maturity	$4,886	$—	$4,886

As of March 31, 2010 and 2009, we had no unrealized gain (loss) on investments, net of related income taxes.

The contractual maturities of short-term and long-term investments as of March 31, 2010 and 2009, are as follows (in thousands):

	March 31, 2010	March 31, 2009
Investments	Fair Value	Fair Value

Due in less than one year	$32,343	$20,776
Due in 1 to 4 years	36,319	4,886

	$68,662	$25,662

NOTE 3.	FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date. ASC 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of March 31, 2010 and 2009 (in thousands):

	As of March 31, 2010
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents	$4,618	$—	$—	$4,618

Total assets at fair value	$4,618	$—	$—	$4,618

	As of March 31, 2009
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs
	Level 1	Level 2	Level 3	Total

Assets
Cash equivalents	$43,322	$—	$—	$43,322

Total assets at fair value	$43,322	$—	$—	$43,322

Our Level 1 financial assets are cash equivalents, comprised of money market mutual funds, which are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security. As of March 31, 2010 and 2009, we did not have any Level 2 or Level 3 financial assets or liabilities.

At April 1, 2008, we had Level 3 financial assets comprised of auction rate securities. At March 31, 2008, the par value of our investments in auction rate securities totaled $37.0 million and the fair value of these auction rate securities was $35.5 million. In September 2008, the bank where our auction rate securities were held, reached agreements with the Financial Industry Regulatory Authority, the State of Michigan Attorney General and the Michigan Office of Financial and Insurance Regulation regarding the repurchase of auction rate securities. In

October 2008, we received a commitment from our bank to repurchase all of the remaining auction rate securities, which repurchases were completed in the third quarter of fiscal 2009. During fiscal 2009, we redeemed $37.0 million of our auction rate securities at 100% of par value by the issuer of the auction rate securities.

In fiscal 2010, we did not have any Level 3 financial assets or liabilities. The following table summarizes the changes in the beginning and ending balances in the carrying value associated with Level 3 financial assets for the fiscal year ended March 31, 2009 (in thousands):

Auction Rate
Securities

Balance at April 1, 2008	$35,463
Redemptions during the period	(36,975)
Transfers	—
Total gain or loss (realized or unrealized):
Included in earnings (loss)	—
Included in other comprehensive income (loss)	1,512

Balance at March 31, 2009	$—

NOTE 4.	INVENTORIES

Components of inventories at March 31, 2010 and 2009 were as follows (in thousands):

	March 31,
	2010	2009

Raw materials	$8,936	$8,539
Work-in-process	3,421	2,592
Finished goods	6,710	4,604

Inventories	$19,067	$15,735

NOTE 5.	PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at March 31, 2010 and 2009 consisted of the following (in thousands):

	March 31,
	2010	2009

Machinery and equipment	$23,617	$22,223
Furniture and fixtures	1,356	1,621
Computer equipment	2,179	2,353
Leasehold improvements	6,298	6,195
Construction in progress	4,840	3,376

	38,290	35,768
Accumulated depreciation and amortization	(22,746)	(20,970)

Property and equipment, net	$15,544	$14,798

Depreciation and amortization expense for property and equipment amounted to $4.4 million, $4.3 million and $3.4 million in fiscal 2010, 2009 and 2008, respectively.

NOTE 6.	INTANGIBLE ASSETS, NET

Intangible assets, net, at March 31, 2010 and 2009 consisted of the following (in thousands):

		Accumulated	Net Book
	Cost	Amortization	Value

Balance, March 31, 2010
Licenses	$5,000	$625	$4,375
Patents	750	525	225

Total purchased intangible assets	$5,750	$1,150	$4,600

Balance, March 31, 2009
Licenses	$5,000	$125	$4,875
Patents	750	450	300

Total purchased intangible assets	$5,750	$575	$5,175

In January 2009, we entered into a license agreement with Inverness Medical Switzerland GmbH (“Inverness”), pursuant to which we licensed co-exclusively certain worldwide patent rights. We paid a $5.0 million up-front license fee to Inverness in January 2009, which was recorded as an intangible asset on the consolidated balance sheets. See Note 9 for additional information on our patent license agreement with Inverness.

Amortization expense for intangible assets, included in cost of revenues, amounted to $575,000, $200,000 and $75,000 in fiscal 2010, 2009 and 2008, respectively. Based on our intangible assets subject to amortization as of March 31, 2010, the estimated amortization expense for succeeding years is as follows (in thousands):

	Estimated Future Annual Amortization Expense
		Fiscal Year Ending March 31,
	Total	2011	2012	2013	2014	2015	Thereafter

Amortization expense	$4,600	$575	$575	$575	$500	$500	$1,875

NOTE 7.	WARRANTY RESERVES

We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments and reagent discs.

Instruments.  Our standard warranty obligation on instruments ranges from one to three years. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience. The estimated accrual for warranty exposure is based on historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan.

During fiscal 2010, we recorded an adjustment to pre-existing warranties of $900,000, which reduced our warranty reserves and our cost of revenues, based on both a decrease in our historical experience as to product failures and our judgment of a decrease in estimated product failure rates of blood chemistry analyzers.

Reagent Discs.  We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. For fiscal 2010, 2009 and 2008, the provision for warranty expense related to replacement of defective reagent discs was $192,000, $425,000 and $507,000, respectively. The balance of accrued warranty reserve related to replacement of defective reagent discs at March 31, 2010, 2009 and 2008 was $349,000, $450,000 and $418,000, respectively, which was classified as a current liability on the consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during fiscal 2010, 2009 and 2008 is summarized as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008

Balance at beginning of period	$2,297	$1,948	$847
Provision for warranty expense	762	1,558	2,036
Warranty costs incurred	(816)	(1,209)	(935)
Adjustment to pre-existing warranties	(900)	—	—

Balance at end of period	1,343	2,297	1,948
Non-current portion of warranty reserve	160	583	729

Current portion of warranty reserve	$1,183	$1,714	$1,219

NOTE 8.	LINE OF CREDIT

We have a line of credit with Comerica Bank-California which provides for borrowings of up to $2.0 million. The line of credit may be terminated upon notification by either party and any outstanding balance is payable upon demand by Comerica Bank-California. The line of credit bears interest at the bank’s prime rate minus 0.25%, which totaled 3.00% at March 31, 2010, and is payable monthly. At March 31, 2010, of the $2.0 million of borrowings available, $97,000 was committed to secure a letter of credit for our facilities lease. In connection with our amended facilities lease agreement in March 2010, our obligation to provide a letter of credit on our facility terminated in April 2010. At March 31, 2010, there was no amount outstanding under our line of credit. The weighted average interest rates on our line of credit during fiscal 2010 and 2009 were 3.00% and 4.10%, respectively.

The line of credit agreement contains certain financial covenants, which are evaluated on a quarterly basis. At March 31, 2010, we were in compliance with each of these covenants. Included in these financial covenants, among other stipulations, are the following requirements:

•	We must have a minimum net income of $25,000 before preferred stock dividends and accretion on preferred stock in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.

•	We are required to be profitable, as defined, on a fiscal year to date basis beginning, with respect to the current fiscal year, with the six month period ended September 30, 2009 and to have net income before preferred stock dividends and accretion on preferred stock of at least $1.2 million for the fiscal year ended March 31, 2010.

•	We are required to comply with certain financial covenants as follows:

Financial Covenants	Requirements

Quick ratio, as defined	Not less than 2.00 to 1.00
Cash flow coverage, as defined	Not less than 1.25 to 1.00
Debt to net worth ratio, as defined	Not greater than 1.00 to 1.00
Tangible effective net worth, as defined	Not less than $25.7 million

Borrowings under the line of credit are collateralized by our net book value of assets of $147.1 million at March 31, 2010, including our intellectual property.

NOTE 9.	COMMITMENTS AND CONTINGENCIES

As of March 31, 2010, our contractual obligations for succeeding years are as follows (in thousands):

	Payments Due by Period
		Due in Fiscal
	Total	2011	2012	2013	2014	2015	Thereafter

Operating leases	$11,919	$1,141	$1,109	$1,066	$1,063	$1,065	$6,475

Operating Leases.  Our operating lease obligations were comprised of our principal facility and various leased facilities and office equipment under operating lease agreements, which expire on various dates through fiscal 2021. Rent expense under operating leases was $1.4 million, $1.4 million and $1.3 million for fiscal 2010, 2009 and 2008, respectively.

Our principal facility is under a non-cancelable operating lease agreement, which expires in fiscal 2021. In March 2010, we amended the terms of our lease agreement related to our principal facility in Union City, California, which includes extending the expiration date from December 2010 to February 2021. The monthly rental payments on the facility lease increase based on a predetermined schedule. We recognize rent expense on a straight-line basis over the life of the lease. In connection with our amended facilities lease agreement in March 2010, our obligation to provide a letter of credit, which was secured by our line of credit, on our facility terminated in April 2010. See Notes 8 and 18 for additional information.

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

NOTE 10.	EMPLOYEE BENEFIT PLAN

We have a tax deferred savings plan for the benefit of qualified employees. The plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to have salary reduction contributions made to the plan on a bi-weekly basis. We may make quarterly contributions to the plan at the discretion of our Board of Directors either in cash or in common stock. Our matching contributions to the tax deferred savings plan totaled $400,000, $153,000 and $288,000 in fiscal 2010, 2009 and 2008, respectively. In fiscal

2010, 2009 and 2008, our matching contributions were made in cash. We did not have any matching contributions in the form of common stock in fiscal 2010, 2009 or 2008.

NOTE 11.	SHARE-BASED COMPENSATION

The following table summarizes total share-based compensation expense, net of tax, related to stock options and restricted stock units recorded in accordance with ASC 718, “Compensation-Stock Compensation,” for fiscal 2010, 2009 and 2008, which is included in our consolidated statements of income (in thousands, except per share data):

	Year Ended March 31,
	2010	2009	2008

Cost of revenues	$374	$152	$127
Research and development	849	240	153
Sales and marketing	1,255	508	325
General and administrative	2,859	843	503

Share-based compensation expense before income taxes	5,337	1,743	1,108
Income tax benefit	(1,741)	(704)	(442)

Total share-based compensation expense after income taxes	$3,596	$1,039	$666

Net impact of share-based compensation on:
Basic net income per share	$0.16	$0.05	$0.03

Diluted net income per share	$0.16	$0.05	$0.03

Share-based compensation has been classified in the consolidated statements of income or capitalized on the consolidated balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs at March 31, 2010, 2009 and 2008 were $94,000, $33,000 and $27,000, respectively, which were included in inventories on our consolidated balance sheets.

Cash Flow Impact

The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for fiscal 2010, 2009 and 2008 were $2.1 million, $6.7 million and $1.6 million, respectively.

Equity Compensation Plans

Our share-based compensation plans are described below.

2005 Equity Incentive Plan.  Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended our 1998 Stock Option Plan. The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. On October 28, 2008, our shareholders approved an amendment to the Equity Incentive Plan to increase the shares reserved for issuance under the Equity Incentive Plan by 500,000 shares. As of March 31, 2010, the Equity Incentive Plan provides for the issuance of a maximum of 5,386,000 shares, of which 454,000 shares of common stock were then available for future issuance.

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

1992 Outside Directors’ Stock Option Plan.  Under our 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors. Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. The Directors Plan provided for the issuance of a maximum of 250,000 shares. As of March 31, 2010, all outstanding options under the Directors Plan were fully vested and fully exercisable and no shares of common stock were available for future issuance because the time period for granting options expired in accordance with the terms of the Directors Plan in June 2002.

Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Stock Options

Prior to April 1, 2006, we granted stock options to employees, with an exercise price equal to the closing market price of our common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment with the Company. In addition, prior to April 1, 2006, we granted stock options to non-employee directors with an exercise price equal to the closing market price of our common stock on the date of grant and became exercisable over a period of one year based on monthly vesting terms, conditional on continuous service to the Company. There were no stock options granted since the beginning of fiscal 2007 or during fiscal 2010.

We used the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006. The fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach. We have recognized compensation expense during the requisite service period of the stock option. As of March 31, 2010, we had no unrecognized compensation expense related to stock options granted.

Stock Option Activity

Stock option activity under all stock plans is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	per Share	Life (Years)	(In thousands)

Outstanding at March 31, 2007
(1,522,000 shares exercisable at a weighted average exercise price of $7.69 per share)	1,577,000	$7.82
Granted	—	—
Exercised	(483,000)	6.48
Canceled or forfeited	(50,000)	20.71

Outstanding at March 31, 2008
(1,026,000 shares exercisable at a weighted average exercise price of $7.75 per share)	1,044,000	$7.82
Granted	—	—
Exercised	(194,000)	3.27
Canceled or forfeited	(2,000)	11.85

Outstanding at March 31, 2009
(848,000 shares exercisable at a weighted average exercise price of $8.86 per share)	848,000	$8.86
Granted	—	—
Exercised	(128,000)	7.18
Canceled or forfeited	—	—

Outstanding at March 31, 2010	720,000	$9.15	2.52	$12,998

Vested and expected to vest at March 31, 2010	720,000	$9.15	2.52	$12,998

Exercisable at March 31, 2010	720,000	$9.15	2.52	$12,998

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of March 31, 2010, that would have been received by the option holders had all option holders exercised their stock options as of that date. Total intrinsic value of stock options exercised during fiscal 2010, 2009 and 2008 was $2.2 million, $2.9 million and $9.8 million, respectively. Cash proceeds from stock options exercised during fiscal 2010, 2009 and 2008 were $915,000, $636,000 and $3.1 million, respectively.

The following table summarizes information regarding stock options outstanding and stock options exercisable at March 31, 2010:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	of Shares	Contractual	Price	of Shares	Price
Range of Exercise Prices	Outstanding	Life (Years)	per Share	Exercisable	per Share

$ 3.00 - $ 3.84	48,000	2.38	$3.08	48,000	$3.08
$ 3.85 - $ 3.85	139,000	3.06	3.85	139,000	3.85
$ 4.18 - $ 4.65	18,000	2.27	4.26	18,000	4.26
$ 4.87 - $ 4.87	206,000	1.07	4.87	206,000	4.87
$ 5.27 - $ 6.31	78,000	0.80	5.95	78,000	5.95
$ 6.33 - $18.98	69,000	4.33	12.77	69,000	12.77
$19.12 - $19.12	1,000	3.71	19.12	1,000	19.12
$19.45 - $19.45	2,000	4.22	19.45	2,000	19.45
$21.45 - $21.45	2,000	4.04	21.45	2,000	21.45
$21.65 - $21.65	157,000	4.05	21.65	157,000	21.65

$ 3.00 - $21.65	720,000	2.52	$9.15	720,000	$9.15

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

The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of March 31, 2010, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $12.9 million, which is expected to be recognized over a weighted average period of 1.89 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity during fiscal 2010, 2009 and 2008:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value(1)

Unvested at March 31, 2007	295,000	$24.66
Granted	267,000	21.73
Vested(2)	(22,000)	25.06
Canceled or forfeited	(46,000)	23.11

Unvested at March 31, 2008	494,000	$23.21
Granted	254,000	23.68
Vested(2)	(45,000)	23.34
Canceled or forfeited	(13,000)	20.09

Unvested at March 31, 2009	690,000	$23.43
Granted	309,000	18.33
Vested(2)	(75,000)	23.72
Canceled or forfeited	(60,000)	23.56

Unvested at March 31, 2010	864,000	$21.57

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.

(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during fiscal 2010, 2009 and 2008 was $1.3 million, $1.1 million and $481,000, respectively. The total grant date fair value of restricted stock units vested during fiscal 2010, 2009 and 2008 was $1.8 million, $1.1 million and $544,000, respectively.

NOTE 12.	COMMON STOCK

Stock Purchase Rights.  On April 22, 2003, our Board of Directors approved the adoption of a Shareholder Rights Plan. Under the terms of the plan, shareholders of record on May 8, 2003, received one preferred stock purchase right for each outstanding share of common stock held. Each right entitled the registered holder to purchase from us one one-thousandth of a share of our Series RP Preferred Stock, $0.001 par value, at a price of $24.00 per share and becomes exercisable when a person or group acquires 15% or more of our common stock without prior approval by the Board of Directors.

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

Common Stock Warrants.  As of March 31, 2010, 2009 and 2008, there were no warrants outstanding to purchase shares of common stock. At March 31, 2007, there were warrants outstanding to purchase 65,000 shares of common stock at a weighted average exercise price of $7.00 per share. The warrants were issued to purchasers of our Series E convertible preferred stock in fiscal 2003 and 2002. The warrants expired in April 2007.

NOTE 13.	NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended March 31,
	2010	2009	2008

Numerator:
Net income	$13,023	$12,013	$12,503

Denominator:
Weighted average common shares outstanding — basic	22,021,000	21,826,000	21,499,000
Weighted average effect of dilutive securities:
Stock options	399,000	467,000	701,000
Restricted stock units	186,000	31,000	58,000
Warrants	—	—	3,000

Weighted average common shares outstanding — diluted	22,606,000	22,324,000	22,261,000

Net income per share:
Basic net income per share	$0.59	$0.55	$0.58

Diluted net income per share	$0.58	$0.54	$0.56

We excluded the following stock options and warrants from the computation of diluted weighted average shares outstanding because the exercise price of the stock options and warrants is greater than the average market price of our common stock during the period and, therefore, the inclusion of these stock options and warrants would be antidilutive to net income per share:

	Year Ended March 31,
	2010	2009	2008

Weighted average number of shares underlying antidilutive stock options and warrants	—	159,000	—
Weighted average exercise price per share underlying antidilutive stock options and warrants	N/A	$21.65	N/A

We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Year Ended March 31,
	2010	2009	2008

Weighted average number of shares underlying antidilutive restricted stock units	65,000	195,000	9,000

NOTE 14.	INCOME TAXES

The components of our income tax provision are summarized as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008

Current:
Federal	$5,353	$1,000	$368
State	1,448	1,204	533
Foreign	336	36	—

Total current income tax provision	7,137	2,240	901

Deferred:
Federal	1,296	4,794	5,838
State	(51)	19	562

Total deferred income tax provision	1,245	4,813	6,400

Total income tax provision	$8,382	$7,053	$7,301

The components of our income before income tax provision are summarized as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008

United States	$20,264	$18,941	$19,804
Foreign	1,141	125	—

Income before income tax provision	$21,405	$19,066	$19,804

The income tax provision differs from the amount computed by applying the federal statutory income tax rate (35 percent) to income before income tax provision as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008

Income taxes at federal income tax rate	$7,492	$6,673	$6,931
State income taxes, net of federal benefits	937	920	880
Non-deductible compensation	358	(5)	6
Research and development tax credits	(183)	(62)	(242)
Tax-exempt interest income	(14)	(241)	(336)
Qualified production activities income benefit	(274)	(51)	—
Other	66	(181)	62

Total income tax provision	$8,382	$7,053	$7,301

Significant components of our net deferred tax assets are as follows (in thousands):

	Year Ended March 31,
	2010	2009	2008

Deferred tax assets:
Research and development tax credit carryforwards	$665	$2,417	$3,007
Capitalized research and development	272	266	—
Inventory reserves	308	297	364
Deferred revenue from extended maintenance agreements and warranty reserves	1,491	1,864	1,172
Accrued payroll and other accrued expenses	923	704	630
Share-based compensation	1,673	648	378
Alternative minimum tax credits	23	710	675
Depreciation	516	—	—
Other	912	385	290

Total deferred tax assets	6,783	7,291	6,516

Deferred tax liabilities:
Depreciation	$—	$(51)	$(145)
Other	(75)	(100)	(77)

Total deferred tax liabilities	(75)	(151)	(222)

Net deferred tax assets	$6,708	$7,140	$6,294

A valuation allowance against deferred tax assets is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. As of March 31, 2010, 2009 and 2008, we did not have a valuation allowance.

During fiscal 2010, we recognized $1.3 million of tax deductions related to share-based compensation in excess of recognized share-based compensation expense (“excess benefits”) which was recorded to shareholders’ equity. We record excess benefits to shareholders’ equity when the benefits result in a reduction in cash paid for income taxes. During fiscal 2010 we recorded an additional $806,000 of excess tax benefits related to prior years’ unrecognized excess tax benefits in shareholders’ equity. At March 31, 2010, there are no unrecognized excess tax benefits.

As of March 31, 2010, we had no federal or California net operating loss (“NOL”) carryforwards. As of March 31, 2010, our California research and development tax credit carryforwards was $1.0 million. The California research and development tax credit will carryforward indefinitely.

Our policy is to reinvest earnings of our foreign subsidiary unless such earnings are subject to U.S. taxation. As of March 31, 2010, the cumulative earnings upon which U.S. income taxes has not been provided is approximately $315,000. The U.S. tax liability if the earnings were repatriated is approximately $126,000.

During fiscal 2010, we did not recognize any interest and penalties related to unrecognized tax benefits. We file income tax returns in the U.S. federal jurisdiction, Germany and various state jurisdictions. We are not under examination for any of these jurisdictions. We are subject to examination by U.S. federal and various state jurisdictions for fiscal years 1994 through 2001 and fiscal years 2003 through 2009 and in Germany for fiscal years 2009 through 2010.

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

Medical Market

In the medical market reportable segment, we serve a worldwide customer group consisting of military installations (ships, field hospitals and mobile care units), physicians office practices across all specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies, hospital labs and blood draw stations. The products manufactured and sold in this segment primarily consist of Piccolo chemistry analyzers and medical reagent discs.

Veterinary Market

In the veterinary market reportable segment, we serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. The products manufactured and sold in this segment primarily consist of VetScan chemistry analyzers and veterinary reagent discs. We also sell OEM supplied products in this segment consisting of hematology instruments and related reagent kits, VetScan VSpro coagulation analyzers and related consumables, which we launched in our fourth quarter of fiscal 2009, canine heartworm rapid tests, which we launched in our fourth quarter of fiscal 2009, and i-STAT analyzers and related consumables, which we launched in our fiscal 2010.

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for fiscal 2010, 2009 and 2008 (in thousands).

	Year Ended March 31,
	2010	2009	2008

Revenues:
Medical Market	$24,176	$24,796	$22,764
Veterinary Market	92,411	74,046	71,091
Other(1)	7,970	6,720	6,696

Total revenues	124,557	105,562	100,551

Cost of revenues:
Medical Market	10,704	12,407	11,340
Veterinary Market	37,785	31,052	31,812
Other(1)	3,946	3,478	2,355

Total cost of revenues	52,435	46,937	45,507

Gross profit:
Medical Market	13,472	12,389	11,424
Veterinary Market	54,626	42,994	39,279
Other(1)	4,024	3,242	4,341

Gross profit	$72,122	$58,625	$55,044

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 16.	REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product category (in thousands):

	Year Ended March 31,
Revenues by Product Category	2010	2009	2008

Instruments(1)	$28,787	$28,194	$30,011
Consumables(2)	85,819	69,072	61,928
Other products	6,809	5,170	6,583

Product sales, net	121,415	102,436	98,522
Development and licensing revenue	3,142	3,126	2,029

Total revenues	$124,557	$105,562	$100,551

(1)	Instruments include chemistry analyzers, hematology instruments, coagulation analyzers and i-STAT analyzers.

(2)	Consumables include reagent discs, hematology reagent kits, coagulation cartridges, i-STAT cartridges and canine heartworm rapid tests.

The following is a summary of our revenues by geographic region based on customer location (in thousands):

	Year Ended March 31,
Revenues by Geographic Region	2010	2009	2008

North America	$101,391	$87,801	$83,830
Europe	18,547	14,045	13,472
Asia Pacific and rest of the world	4,619	3,716	3,249

Total revenues	$124,557	$105,562	$100,551

Significant Concentrations

Revenues from significant customers as a percentage of total revenues were as follows:

	Geographical	Year Ended March 31,
Distributor	Location	2010	2009	2008

Walco International, Inc., d/b/a DVM Resources	United States	10%	10%	12%

Substantially all of our long-lived assets are located in the United States.

NOTE 17.	SUMMARY OF QUARTERLY DATA (UNAUDITED)

The following is a summary of unaudited quarterly data for fiscal 2010 and 2009 (in thousands, except per share data):

	Quarter Ended
	June 30	September 30	December 31	March 31

Fiscal Year Ended March 31, 2010:
Revenues	$29,625	$30,262	$31,005	$33,665
Gross profit	$17,155	$17,851	$18,296	$18,820
Income tax provision	$2,482	$2,081	$1,982	$1,837
Net income	$3,756	$3,197	$3,430	$2,640

Net income per share — basic	$0.17	$0.15	$0.16	$0.12

Net income per share — diluted	$0.17	$0.14	$0.15	$0.12

Fiscal Year Ended March 31, 2009:
Revenues	$24,572	$27,688	$26,964	$26,338
Gross profit	$13,503	$15,342	$15,105	$14,675
Income tax provision	$1,703	$1,843	$1,762	$1,745
Net income	$2,776	$3,297	$3,356	$2,584

Net income per share — basic	$0.13	$0.15	$0.15	$0.12

Net income per share — diluted	$0.12	$0.15	$0.15	$0.12

NOTE 18.	SUBSEQUENT EVENT

Pursuant to the Fourth Amendment to our Lease Agreement with Whipple Road Holdings, LLC, SFP Crossroads, LLC and Woodstock Bowers, LLC (collectively, the “Landlord”), the Landlord agreed to lease us certain expansion premises consisting of approximately 35,239 rentable square feet in Union City, California (the “Expansion Premises”). In May 2010, our Landlord tendered possession of the Expansion Premises to us and accordingly, the monthly base rental rate for the Expansion Premises shall be abated for the first three (3) months after May 2010 and thereafter increase to $0.800 per rentable square foot of the Expansion Premises ($28,191.20 per month), which Base Rent for the Expansion Premises increases 3% on each anniversary of March 1 during the term of the lease.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated that the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this report. Based on such evaluation, the Company’s principal executive officer and principal financial officer, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our principal executive officer and principal financial officer, have concluded that our internal control over financial reporting was effective as of March 31, 2010.

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

Attestation Report of the Independent Registered Public Accounting Firm

Burr Pilger Mayer, Inc., our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2010, which report is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROLS OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
of Abaxis, Inc.

We have audited the internal control over financial reporting of Abaxis, Inc. and its subsidiary (“the Company”) as of March 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Abaxis, Inc. and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Abaxis, Inc. and its subsidiary as of March 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2010 and the related financial statement schedule and our report dated June 14, 2010 expressed an unqualified opinion thereon.

/s/  Burr Pilger Mayer, Inc.
San Jose, California
June 14, 2010

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning the Company’s executive officers and directors as of May 31, 2010.

Name	Age	Title

Clinton H. Severson	62	Chairman of the Board, President and Chief Executive Officer
Richard J. Bastiani, Ph.D.(1)(2)(3)	67	Director
Henk J. Evenhuis(1)(2)(3)	67	Director
Prithipal Singh, Ph.D.(1)(2)(3)	71	Director
Ernest S. Tucker, III, M.D.(1)(2)(3)	77	Director
Alberto R. Santa Ines	63	Chief Financial Officer and Vice President of Finance
Kenneth P. Aron, Ph.D.	57	Chief Technology Officer
Donald P. Wood	58	Chief Operations Officer
Vladimir E. Ostoich, Ph.D.	64	Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim, Founder
Martin V. Mulroy	49	Vice President of Veterinary Sales and Marketing for North America
Brenton G.A. Hanlon(4)	64	Vice President of North American Medical Sales and Marketing
Achim Henkel	52	Managing Director of Abaxis Europe GmbH

(1)	Member of the Audit Committee

(2)	Member of the Compensation Committee (Mr. Evenhuis, Dr. Singh and Dr. Tucker became a member starting in October 2009.)

(3)	Member of the Nominating and Corporate Governance Committee

(4)	Mr. Hanlon resigned from the Board of Directors and each committee of the Board of Directors as of August 10, 2009, and was appointed as Vice President of North American Medical Sales and Marketing in September 2009.

Clinton H. Severson has served as the Company’s President, Chief Executive Officer and one of our directors since June 1996. He was appointed Chairman of the Board in May 1998. Since November 2008, Mr. Severson served on the Board of Directors of Trinity Biotech (Nasdaq: TRIB), a biotechnology company. Since November 2006, Mr. Severson served on the Board of Directors of CytoCore, Inc. (OTCBB: CYOE.OB), a biotechnology company. From February 1989 to May 1996, Mr. Severson served as President and Chief Executive Officer of MAST Immunosystems, Inc., a privately-held medical diagnostic company. Mr. Severson was selected as a director because of his in-depth knowledge of the Company’s operations, financial condition and strategy in his position as the Company’s President and Chief Executive Officer, as well as his extensive senior management experience in medical diagnostics and experience serving on the boards of various public and private companies.

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

From 1971 until 1995, Dr. Bastiani held a number of positions with Syva Company, a diagnostic company, including as President from 1991 until Syva was acquired by a subsidiary of Hoechst AG of Germany in 1995. Dr. Bastiani is also a member of the board of directors of three privately-held companies. Dr. Bastiani was selected as a director because of his extensive leadership experience in biotechnology companies and his in-depth knowledge of the Company’s business, strategy and management team, as well as his experience serving as Chairman of the Compensation Committee and on the boards of various public and private companies.

Henk J. Evenhuis joined the Board of Directors in November 2002. Mr. Evenhuis is currently retired. He served on the Board of Directors of Credence Systems Corporation (Nasdaq: CMOS), a semiconductor equipment manufacturer, from 1993 to 2008. Mr. Evenhuis served as Executive Vice President and Chief Financial Officer of Fair Isaac Corporation (NYSE: FIC), a global provider of analytic software products to the financial services, insurance and health care industries from October 1999 to October 2002. From 1987 to 1998, he was Executive Vice President and Chief Financial Officer of Lam Research Corporation (Nasdaq: LRCX), a semiconductor equipment manufacturer. Mr. Evenhuis was selected as a director because his financial expertise and prior senior leadership experience as a Chief Financial Officer at global technology companies, as well as his experience serving on the boards of various public companies, which provide a strong foundation to serve as Chairman of the Audit Committee.

Prithipal Singh, Ph.D. joined the Board of Directors in June 1992. Prior to retiring, Dr. Singh was the Founder, Chairman and Chief Executive Officer of ChemTrak Inc. (Pink Sheets: CMTR) from 1988 to 1998. Prior to this, Dr. Singh was an Executive Vice President of Idetec Corporation from 1985 to 1988 and a Vice President of Syva Corporation from 1977 to 1985. Dr. Singh was selected as a director because his insight and experience in biotechnology companies through his prior executive leadership and management positions.

Ernest S. Tucker, III, M.D. joined the Board of Directors in September 1995. Dr. Tucker currently serves as a self-employed healthcare consultant after having retired as Chief Compliance Officer for Scripps Health in San Diego in September 2000, a position which he assumed in April 1998. Dr. Tucker was Chairman of Pathology at Scripps Clinic and Research Foundation from 1992 to 1998 and Chairman of Pathology at California Pacific Medical Center in San Francisco from 1989 to 1992. Dr. Tucker was selected as a director because of his prior leadership and management experience and in-depth knowledge in the medical profession and on the boards of various hospitals, colleges and foundations.

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

Brenton G. A. Hanlon has served as the Company’s Vice President of North American Medical Sales and Marketing since September 2009. Mr. Hanlon served on our Board of Directors from November 1996 through August 2009. From January 2001 to August 2009, Mr. Hanlon was President and Chief Executive Officer of Hitachi Chemical Diagnostics, a manufacturer of in vitro allergy diagnostic products. Concurrently, from December 1996 to August 2009, Mr. Hanlon was also President and Chief Operating Officer of Tri-Continent Scientific, a subsidiary of Hitachi Chemical, specializing in liquid-handling products and instrument components for the medical diagnostics and biotechnology industries. From 1989 to December 1996, Mr. Hanlon was Vice President and General Manager of Tri-Continent Scientific. Mr. Hanlon serves on the board of directors of two privately-held companies.

Achim Henkel has served as the Managing Director of the Company’s European subsidiary since its incorporation in 2008. Mr. Henkel joined us in January 1998 as a consultant to build a European distribution network. From January 2000 to June 2008, Mr. Henkel was Sales and Marketing Manager for Europe, the Middle East and Africa. From October 1996 to December 1997, Mr. Henkel was a self-employed consultant to several companies. From January 1988 to September 1996, Mr. Henkel held a number of positions with Syva Diagnostics Germany, including as National Sales Manager from 1991 until Syva was acquired by a subsidiary of Hoechst AG in 1995. From 1982 to 1987, Mr. Henkel was regional sales manager for Hoechst AG, a German pharmaceutical company.

Term and Number of Directors

All of our directors hold office until the next annual meeting of shareholders of Abaxis and until their successors have been elected and qualified. Our Bylaws authorize our Board of Directors to fix the number of directors at not less than four or no more than seven. The number of directors of the Company is currently five.

Each of our executive officers serves at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers.

Identification of Audit Committee and Financial Expert

The Audit Committee of the Board of Directors oversees Abaxis’ corporate accounting, financial reporting process and systems of internal control and financial controls. The following outside directors comprise the Audit Committee: Mr. Evenhuis, Dr. Bastiani, Dr. Singh and Dr. Tucker. Mr. Evenhuis serves as Chairman of the Audit Committee.

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

Based solely on our review of the copies of Forms 3, 4 and 5 and amendments thereto received by us, we believe that during the period from April 1, 2009 through March 31, 2010, our executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements applicable to these executive officers, directors and greater than 10% shareholders, except with respect to the following late report filings: one late filing by Mr. Brenton Hanlon; four late filings by Mr. Achim Henkel and one late filing by Mr. Clinton Severson.

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

Executive Compensation Program Objectives and Framework

Our executive compensation program has three primary components: (1) base salary, (2) annual cash incentive bonus and (3) equity grants. Base salaries for our executive officers are a minimum fixed level of compensation consistent with or below competitive market practice. Annual cash incentive bonuses awarded to our executive officers are intended to incentivize and reward achievement of financial, operating and strategic objectives during the fiscal year. Equity grants awarded to our executive officers are designed to ensure that incentive compensation is linked to our long-term company performance, promote retention and to align our executives’ long-term interests with shareholders’ long-term interests. Our executive officers’ total potential cash compensation is heavily weighted toward annual cash incentive bonuses, because our Compensation Committee and Board of Directors believe this weighting best aligns the interests of our executive officers with that of shareholders generally.

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

Our Compensation Committee may discuss with our Chief Executive Officer or Chief Financial Officer our financial, operating and strategic business objectives, bonus targets or performance goals. The Compensation Committee reviews and determines the appropriateness of the financial measures and performance goals, as well as assesses the degree of difficulty in achieving specific bonus targets and performance goals. The Compensation Committee then presents its recommendation for executive compensation to the Board of Directors for final review and approval. Typically, these recommendations are made to our Board of Directors by the first quarter of the ensuing fiscal year.

From time to time, our Compensation Committee may engage an independent compensation advisor to obtain competitive compensation data. In March 2006, we retained the independent compensation consulting firm of Top Five Data Services, Inc. (“Top Five”) to, among other things, help identify appropriate peer group companies and to obtain and evaluate executive compensation data for these companies, and took its recommendations into account in setting fiscal 2007 executive compensation. We did not engage another compensation consultant, or request additional recommendations from Top Five, in connection with our determination of fiscal 2010 or fiscal 2011 executive compensation because our Compensation Committee and Board of Directors determined that many of the recommendations made by Top Five with respect to fiscal 2007 continued to be relevant for fiscal 2010 and fiscal 2011. In May 2008, our Compensation Committee engaged an independent compensation consulting firm, Watson Wyatt, to prepare competitive benchmarking studies as to, and advise the Compensation Committee on long-term equity compensation for executives in similarly-situated companies. Our Compensation Committee and Board of Directors may engage compensation consultants in the future as they deem it to be necessary or appropriate.

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

Abiomed Adeza Biomedical Angiodynamics Aspect Medical Systems ATS Medical Biosite Cholestech	Conceptus Cutera Digene Intralase Kensey Nash Meridian Bioscience Orasure Technologies	Palomar Medical Technologies Surmodics Thoratec Vivus VNUS Medical Technologies

Top Five measured our relative performance against the Compensation Peer Group over one and three year periods based on the following three financial metrics:

•	total shareholder return;

•	revenue; and

•	EBITDA (earnings before income tax, depreciation and amortization).

The market data obtained regarding the Compensation Peer Group was considered by the Compensation Committee in its fiscal 2010 executive compensation decisions.

Compensation Determinations

The Compensation Committee did not target executive compensation in fiscal 2010 to any specific benchmarks against the Compensation Peer Group, but did generally target total compensation to be competitive with companies in the Compensation Peer Group with similar financial growth rates based on the compensation information for the Compensation Peer Group in fiscal 2006. However, our executive officers’ total potential cash compensation is more heavily weighted toward annual cash incentive bonuses than most companies in the Compensation Peer Group. In addition to any competitive benchmarks the Compensation Committee deems relevant, the Compensation Committee also considers the recommendations from our Chief Executive Officer regarding the compensation of our executive officers who report directly to him. These recommendations generally include annual adjustments to compensation levels, an assessment of each executive officer’s overall individual contribution, scope of responsibilities and level of experience.

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

In determining fiscal 2010 and 2011 base salaries for our Named Executive Officers, our Compensation Committee generally targeted salaries to be between the 25th and 50th percentile of the Compensation Peer Group. Our Compensation Committee considered this 25th and 50th percentile range as a general guideline for the appropriate level of potential salaries, but did not attempt to specifically match this or any other percentile. Our Compensation Committee also considered the recommendations of the Chief Executive Officer regarding the compensation of each of the Named Executive Officers who reported directly to him. However, the Compensation Committee and our Board of Directors did not base their considerations on any single factor but rather considered a mix of factors and evaluated individual salaries against that mix.

Our Board of Directors set salaries for fiscal 2010 and 2011 after considering a peer company analysis of total compensation for executive officers prepared in April 2006 by Top Five and the recommendations of the Compensation Committee. In determining fiscal 2010 base salaries for our Named Executive Officers, our

Compensation Committee recommended to the Board of Directors not to increase executive base salaries for fiscal 2010 due to the global economic downturn, except for Mr. Wood, who received an increase of 5.3% in his base salary upon his promotion to Chief Operations Officer. For fiscal 2011, our Compensation Committee recommended that we increase base salaries in amounts designed to reward each of the Named Executive Officers for their performance in the prior year while maintaining base salaries at an appropriately competitive level. Our Compensation Committee did not use any specific formula based on the factors described above to determine the final base salary levels for each Named Executive Officer.

Based on the recommendations of the Compensation Committee, our Board of Directors approved the following base salaries (effective July 2009 for fiscal 2010 and July 2010 for fiscal 2011) for our Named Executive Officers:

	Fiscal 2010	Fiscal 2011
Named Executive Officer	Base Salary	Base Salary

Clinton H. Severson	$360,000	$375,000
Alberto R. Santa Ines	$200,000	$208,000
Kenneth P. Aron, Ph.D.	$210,000	$218,000
Vladimir E. Ostoich, Ph.D.	$210,000	$218,000
Donald P. Wood	$200,000	$208,000

Fiscal 2010 and 2011 base salary increases for the Named Executive Officers were as follows:

	Fiscal 2010	Fiscal 2011
	Percent Increase	Percent Increase
Named Executive Officer	in Base Salary	in Base Salary

Clinton H. Severson	—%	4.2%
Alberto R. Santa Ines	—%	4.0%
Kenneth P. Aron, Ph.D.	—%	3.8%
Vladimir E. Ostoich, Ph.D.	—%	3.8%
Donald P. Wood	5.3%	4.0%

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

Our annual cash incentive bonus paid to each executive officer, including each of our Named Executive Officers, is primarily based upon Abaxis achieving two equally-weighted financial performance goals, quarterly net sales and quarterly pre-tax income. Additionally, the bonus targets established by the Compensation Committee are set to be achievable, yet are at a level of difficulty which does not assure that the goals will be met. The bonus targets require executive officers to increase annual corporate financial performance during the applicable fiscal year, compared to our previous year’s actual financial results. Accordingly, meeting the bonus targets, especially given the global business environment, requires executive officers to improve financial performance on a year-over-year basis and, thus, a substantial portion of our executive officers’ compensation is at risk if corporate financial results are not achieved during a particular fiscal year. In addition to meeting financial goals, we must not exceed a certain failure rate on our reagents discs in order for cash incentives to be paid to our executive officers. However, our Compensation Committee has the discretion to grant bonuses even if these performance goals are not met.

For fiscal 2010 and 2011, our Compensation Committee generally targeted total cash compensation to be at or above the 75th percentile of the Compensation Peer Group. Our Compensation Committee considered this 75th percentile target as a general guideline for the appropriate level of potential cash bonus compensation, but did not attempt to specifically match this or any other percentile. Due to the global economic downturn, the Compensation Committee recommended to our Board of Directors that for fiscal 2010 target bonuses, we maintain the target bonuses from fiscal 2009 for the Named Executive Officers. In April 2009, our Board of Directors approved the fiscal 2010 target bonus levels for our executive officers. The following table summarizes the fiscal 2010 target bonus amounts and the bonus amounts awarded for fiscal 2010 for our Named Executive Officers:

	Fiscal 2010	Fiscal 2010
Named Executive Officer	Target Bonus	Bonus Awarded

Clinton H. Severson	$525,000	$611,600
Alberto R. Santa Ines	$300,000	$349,500
Kenneth P. Aron, Ph.D.	$300,000	$349,500
Vladimir E. Ostoich, Ph.D.	$300,000	$349,500
Donald P. Wood	$300,000	$349,500

Payment of the target bonus is equally weighted between achievement of our quarterly net sales performance goal and our quarterly pre-tax income performance goal. For fiscal 2010, bonuses were earned only if we achieved at least 90% of one or more of our pre-established quarterly net sales and/or quarterly pre-tax income goals. After the initial threshold is met, the amount of the target bonus paid is based on a sliding scale relative to the proportionate achievement of the performance goals. If we achieve 90% of only one performance goal, the payout would be limited to 25% of the aggregate target bonus. For each 1% above 90% of that performance goal, the payout would increase by 2.5% for the aggregate target bonus. The target bonus will be fully earned if at least 100% of both performance goals are achieved. For each 1% above 100% of a performance goal, the payout would increase by 1.5% for the aggregate target bonus. The maximum potential bonus payout is 200% of the target bonus, provided we achieve greater than 133% of at least one of the performance goals. Assuming targets are reached, the bonus payments are paid as follows: 15% of the applicable bonus amount for the first quarter, 25% in the second and third quarters, and 35% in the fourth quarter. At the end of the fourth quarter, the final amount of the bonus earned will be adjusted to reflect overall performance against the year. For the Named Executive Officers, the financial targets for fiscal 2010 were based on the company’s total annual net sales of $121.1 million and total annual pre-tax income goals of $19.6 million. Based on these pre-established goals, our Named Executive Officers received 116.5% of their target bonus awards for fiscal 2010.

For fiscal 2011, our Compensation Committee recommended to our Board of Directors that we maintain the target bonuses from fiscal 2010 for the Named Executive Officers. The target bonus level for the Named Executive Officers is designed to maintain total compensation at an appropriately competitive level in the industry. In April 2010, our Board of Directors approved the fiscal 2011 target bonus levels for our executive officers. The following table summarizes the fiscal 2011 target bonus amounts for our Named Executive Officers:

Fiscal 2011
Named Executive Officer	Target Bonus

Clinton H. Severson	$525,000
Alberto R. Santa Ines	$300,000
Kenneth P. Aron, Ph.D.	$300,000
Vladimir E. Ostoich, Ph.D.	$300,000
Donald P. Wood	$300,000

We expect payment of the target bonus, as identified above, to continue to be equally weighted at 50% for achievement of our quarterly net sales performance goal and 50% for achievement of our quarterly pre-tax income performance goal. For fiscal 2011, bonuses will only be earned if we achieve at least 90% of one or more of our pre-established quarterly net sales and/or quarterly pre-tax income goals during fiscal 2011. After the initial threshold is met, the amount of the target bonus paid will be based on a sliding scale relative to the proportionate achievement of the performance goals. If we achieve 90% of only one performance goal, the payout would be limited to 25% of the aggregate target bonus. For each 1% above 90% of that performance goal, the payout would increase by 2.5% for the aggregate target bonus. The target bonus will be fully earned if at least 100% of both performance goals are achieved. For each 1% above 100% of a performance goal, the payout would increase by 1.5% for the aggregate target bonus. The maximum potential bonus payout is 200% of the target bonus, provided we achieve greater than 133% of at least one of the performance goals. Assuming targets are reached, we expect that the bonus payments will be paid as follows: 15% of the applicable bonus amount for the first quarter, 25% in the second and third quarters, and 35% in the fourth quarter. At the end of the fourth quarter of fiscal 2011, the final payment will be adjusted to reflect overall performance against the year. Our Compensation Committee and Board of Directors have the discretion to adjust the parameters and performance goals for payment of these annual performance bonuses.

We do not currently have a formal policy regarding adjustments or recovery of awards or payments following a restatement of financial performance targets. In such a circumstance, the Compensation Committee would evaluate whether compensation adjustments were appropriate based upon the facts and circumstances surrounding the restatement.

Long-term Equity Incentive Compensation

Under our 2005 Equity Incentive Plan, we are permitted to award stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation awards or other share-based awards. Beginning in fiscal 2007, we began granting restricted stock units to our executive officers in lieu of other forms of equity-based grants. Prior to fiscal 2007, equity-based grants to our executive officers comprised solely of stock options. Equity grants to our Named Executive Officers in fiscal 2010 and fiscal 2011 are discussed below. We do not currently have stock ownership guidelines for our executive officers.

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

Restricted Stock Units

Fiscal 2010 Restricted Stock Unit Grants.  In fiscal 2007, we granted restricted stock units with performance acceleration. Our Board of Directors believed that this form of long-term equity incentive will help ensure executive retention and more directly link executive pay to company financial performance. The four-year time-based vesting of the restricted stock units granted in fiscal 2007 accelerates if certain performance criteria are exceeded during the performance period. For a discussion of the performance criteria, see the table entitled “Outstanding Equity Awards at Fiscal Year End 2010” below. The Compensation Committee approves all restricted stock unit grants to our Named Executive Officers and other executive officers.

In April 2009, after considering an analysis of long-term equity incentives conducted by Watson Wyatt in fiscal 2009, for our Named Executive Officers and upon the recommendation of the Compensation Committee, our Board of Directors granted 55,000 restricted stock units to our Chief Executive Officer and 25,000 restricted stock units to each of our other Named Executive Officers. The value of these equity grants was approximately $833,250 for our Chief Executive Officer and approximately $378,750 for each of our other Named Executive Officers. The Compensation Committee believed that these grants of restricted stock units were appropriate based on our financial performance over the prior year. The four-year time-based vesting terms of the fiscal 2010 restricted stock unit awards are as follows:

•	five percent vesting after the first year of continuous employment;

•	additional ten percent after the second year of continuous employment;

•	additional 15 percent after the third year of continuous employment; and

•	the remaining 70 percent after the fourth year of continuous employment.

Time-based vesting terms is intended to provide retention for our executive officers as the awards vest based on continuous employment. Unlike the fiscal 2007 restricted stock units, these restricted stock units are not subject to performance-based acceleration. Our Compensation Committee believed that retention of the Named Executive Officers was key to our success and that these additional restricted stock units would be more likely, given the time-

based vesting schedule of the restricted stock units, to maximize retention of our Named Executive Officers without performance-based acceleration milestones.

Fiscal 2011 Restricted Stock Unit Grants.  In April 2010, after considering an analysis of total compensation for our Named Executive Officers and upon the recommendation of the Compensation Committee, our Board of Directors granted 55,000 restricted stock units to our Chief Executive Officer and 25,000 restricted stock units to each of our other Named Executive Officers. The Compensation Committee believed that these grants of restricted stock units were appropriate based on our financial performance over the prior year. The fiscal 2011 restricted stock unit awards vest, based on time-based vesting terms, in the same manner as the fiscal 2010 restricted stock unit awards discussed above. The fiscal 2011 restricted stock units are also not subject to performance-based acceleration. Our Compensation Committee believed that retention of the Named Executive Officers was key to our success and that these additional restricted stock units would be more likely, given the time-based vesting schedule of the restricted stock units, to maximize retention of our Named Executive Officers without performance-based acceleration milestones.

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

Change in Control Agreements

In July 2006, our Board of Directors, after considering a change of control program analysis from the Compensation Peer Group prepared by Top Five and upon the recommendation of our Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”). The Severance Plan was adopted by our Board of Directors to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control. Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board of Directors. In December 2008, our Board of Directors amended the Severance Plan to ensure its compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and designated the following current executive officers as participants in the Severance Plan: Clinton H. Severson, our Chairman, President and Chief Executive Officer; Alberto R. Santa Ines, our Chief Financial Officer and Vice President of Finance; Kenneth P. Aron, Ph.D., our Chief Technology Officer; Vladimir E. Ostoich, Ph.D., our Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim; Donald P. Wood, our Chief Operations Officer; and Martin V. Mulroy, our Vice President of Veterinary Sales and Marketing for North America. In October 2009, our Board of Directors also designated the following executive officers as participants in the Severance Plan: Brenton G.A. Hanlon, our Vice President of Medical Sales and Marketing for North America and Achim Henkel, our Managing Director of Abaxis Europe GmbH.

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

Tax Considerations

Deductibility of Executive Compensation

We have considered the provisions of Section 162(m) of the Code and related Treasury Regulations that restrict deductibility of executive compensation paid to our Named Executive Officers and our other executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under the statute or regulations. The Compensation Committee endeavors to maximize deductibility of compensation under Section 162(m) of the Code to the extent practicable while maintaining a competitive, performance-based compensation program. However, tax consequences, including tax deductibility, are subject to many factors (such as changes in the tax laws and regulations or interpretations thereof and the timing of various decisions by officers regarding stock options) which are beyond the control of both the Company and our Compensation Committee. In addition, our Compensation Committee believes that it is important to retain maximum flexibility in designing compensation programs that meet its stated business objectives. For these reasons, our Compensation Committee, while considering tax deductibility as a factor in determining compensation, will not limit compensation to those levels or types of compensation that will be deductible. Our Compensation Committee will continue to consider alternative forms of compensation, consistent with its compensation goals that preserve deductibility.

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

COMPENSATION COMMITTEE REPORT (1)

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

Based upon this review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

THE COMPENSATION COMMITTEE

Richard J. Bastiani, Ph.D., Chair
Henk Evenhuis
Prithipal Singh, Ph.D.
Ernest Tucker, M.D.

(1)	The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Abaxis under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in any such filing.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for fiscal 2010, 2009 and 2008, the compensation awarded or paid to, or earned by, Abaxis’ Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers at March 31, 2010 (collectively, the “Named Executive Officers”).

						Non-Equity
				Stock	Option	Incentive Plan	All Other
		Salary	Bonus	Awards	Awards	Compensation	Compensation		Total
Name and Principal Position	Fiscal Year	($)	($)	($)(1)	($)	($)(2)	($)(3)		($)

Clinton H. Severson	2010	360,000	—	833,250	—	611,626	12,168	(4)	1,817,044
President, Chief	2009	355,770	—	1,250,000	—	226,406	9,311	(4)	1,841,487
Executive Officer and	2008	336,500	—	1,056,500	—	456,000	11,535	(4)	1,860,535
Chairman of the Board
Alberto R. Santa Ines	2010	200,000	—	378,750	—	349,500	11,456	(5)	939,706
Chief Financial Officer	2009	197,115	—	500,000	—	129,375	8,949	(5)	835,439
and Vice President of	2008	183,846	—	422,600	—	261,250	10,972	(5)	878,668
Finance
Kenneth P. Aron, Ph.D.	2010	210,000	—	378,750	—	349,500	22,471	(6)	960,721
Chief Technology Officer	2009	206,730	—	500,000	—	129,375	19,585	(6)	855,690
	2008	192,077	—	422,600	—	261,250	20,753	(6)	896,680
Vladimir E. Ostoich, Ph.D.	2010	210,000	—	378,750	—	349,500	17,917	(7)	956,167
Vice President of	2009	208,654	—	500,000	—	129,375	14,552	(7)	852,581
Government Affairs and	2008	202,077	—	422,600	—	261,250	16,599	(7)	902,526
Vice President of
Marketing for the
Pacific Rim
Donald P. Wood	2010	196,923	—	378,750	—	349,500	17,934	(9)	943,107
Chief Operations
Officer(8)

(1)	Awards consist of restricted stock units granted to the Named Executive Officer in the fiscal year specified. Amounts listed in this column represent the grant date fair value of the awards granted in the fiscal year indicated as computed in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation” (“ASC 718”). Amounts shown do not reflect whether the Named Executive Officer has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). For a discussion of the assumptions used in determining the fair value of awards of restricted stock units in the above table, see Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)	Represents aggregate cash performance bonuses earned during each fiscal year based on achievement of corporate financial performance goals, as described under “Executive Compensation — Compensation Discussion and Analysis” above. These bonuses were paid in four quarterly installments within one month following the end of the applicable quarter upon achieving the established quarterly net sales and quarterly pre-tax income goals for that quarter. Amounts do not include bonuses paid during a fiscal year, with respect to bonuses earned in a prior fiscal year.

(3)	Amounts listed are based upon our actual costs expensed in connection with such compensation.

(4)	In fiscal 2010, consists of $4,769 in supplemental health plan expenses reimbursed by us, $648 in group life insurance paid by us, $626 in disability insurance premiums paid by us and $6,125 in matching contributions made by us to Mr. Severson’s 401(k) account. In fiscal 2009, consists of $4,652 in supplemental health plan expenses reimbursed by us, $648 in group life insurance paid by us, $626 in disability insurance premiums paid by us and $3,385 in matching contributions made by us to Mr. Severson’s 401(k) account. In fiscal 2008, consists of $4,378 in supplemental health plan expenses reimbursed by us, $780 in group life insurance paid by us, $752 in disability insurance premiums paid by us and $5,625 in matching contributions made by us to Mr. Severson’s 401(k) account.

(5)	In fiscal 2010, consists of $4,419 in supplemental health plan expenses reimbursed by us, $432 in group life insurance paid by us, $480 in disability insurance premiums paid by us and $6,125 in matching contributions made by us to Mr. Santa Ines’ 401(k) account. In fiscal 2009, consists of $4,652 in supplemental health plan expenses reimbursed by us, $432 in group life insurance paid by us, $480 in disability insurance premiums paid by us and $3,385 in matching contributions made by us to Mr. Santa Ines’ 401(k) account. In fiscal 2008, consists of $4,490 in supplemental health plan expenses reimbursed by us, $420 in group life insurance paid by us, $437 in disability insurance premiums paid by us and $5,625 in matching contributions made by us to Mr. Santa Ines’ 401(k) account.

(6)	In fiscal 2010, consists of $15,388 in supplemental health plan expenses reimbursed by us, $454 in group life insurance paid by us, $504 in disability insurance premiums paid by us and $6,125 in matching contributions made by us to Dr. Aron’s 401(k) account. In fiscal 2009, consists of $14,959 in supplemental health plan expenses reimbursed by us, $451 in group life insurance paid by us, $502 in disability insurance premiums paid by us and $3,673 in matching contributions made by us to Dr. Aron’s 401(k) account. In fiscal 2008, consists of $14,222 in supplemental health plan expenses reimbursed by us, $444 in group life insurance paid by us, $462 in disability insurance premiums paid by us and $5,625 in matching contributions made by us to Dr. Aron’s 401(k) account.

(7)	In fiscal 2010, consists of $10,897 in supplemental health plan expenses reimbursed by us, $454 in group life insurance paid by us, $504 in disability insurance premiums paid by us and $6,062 in matching contributions made by us to Dr. Ostoich’s 401(k) account. In fiscal 2009, consists of $10,599 in supplemental health plan expenses reimbursed by us, $451 in group life insurance paid by us, $502 in disability insurance premiums paid by us and $3,000 in matching contributions made by us to Dr. Ostoich’s 401(k) account. In fiscal 2008, consists of $10,043 in supplemental health plan expenses reimbursed by us, $444 in group life insurance paid by us, $487 in disability insurance premiums paid by us and $5,625 in matching contributions made by us to Dr. Ostoich’s 401(k) account.

(8)	Mr. Wood was not a Named Executive Officer for fiscal 2008 or 2009.

(9)	In fiscal 2010, consists of $10,897 in supplemental health plan expenses reimbursed by us, $432 in group life insurance paid by us, $480 in disability insurance premiums paid by us and $6,125 in matching contributions made by us to Mr. Wood’s 401(k) account.

Salary and Bonus in Proportion to Total Compensation.  The following table sets forth the percentage of base salary and annual cash incentive bonus earned by each Named Executive Officer as a percentage of total compensation for fiscal 2010.

		Annual Cash
	Base Salary	Incentive Bonus
	As a Percentage of	As a Percentage of
Named Executive Officer	Total Compensation	Total Compensation

Clinton H. Severson	20%	34%
Alberto R. Santa Ines	21%	37%
Kenneth P. Aron, Ph.D.	22%	36%
Vladimir E. Ostoich, Ph.D.	22%	37%
Donald P. Wood	21%	37%

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

Grants of Plan-Based Awards in Fiscal 2010

The following table sets forth the grants of plan-based awards to our Named Executive Officers during fiscal 2010.

								All Other	Grant
								Stock	Date
								Awards:	Fair
		Estimated Future Payouts			Estimated Future Payouts			Number of	Value of
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Stock and
		Plan Awards(1)			Plan Awards			Stock or	Option
		Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Awards
Name	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)(2)	($)(3)

Clinton H. Severson	5/1/2009	131,250	525,000	1,050,000				55,000	833,250
Alberto R. Santa Ines	5/1/2009	75,000	300,000	600,000				25,000	378,750
Kenneth P. Aron, Ph.D.	5/1/2009	75,000	300,000	600,000				25,000	378,750
Vladimir E. Ostoich, Ph.D.	5/1/2009	75,000	300,000	600,000				25,000	378,750
Donald P. Wood	5/1/2009	75,000	300,000	600,000				25,000	378,750

(1)	Actual cash performance bonuses, which were approved by the Board of Directors upon recommendation by the Compensation Committee based on achievement of corporate financial performance goals for fiscal 2010, were paid in four quarterly installments within one month following the end of the applicable quarter upon achieving the established quarterly net sales and quarterly pre-tax income goals. Actual cash performance bonuses are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above.

(2)	Each of the equity-based awards reported in the “Grants of Plan-Based Awards” table was granted under, and is subject to, the terms of our 2005 Equity Incentive Plan. The time-based vesting schedule of restricted stock unit grants during fiscal 2010 is described above in “Restricted Stock Units.”

(3)	Represents the fair value of the restricted stock unit award on the date of grant, pursuant to ASC 718. See Note 11 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Outstanding Equity Awards at Fiscal Year End 2010

The following table shows, for the fiscal year ended March 31, 2010, certain information regarding outstanding equity awards at fiscal year end for our Named Executive Officers.

	Option Awards					Stock Awards
								Equity Incentive		Equity Incentive
	Number of						Market	Plan Awards:		Plan Awards:
	Securities		Number of			Number	Value of	Number of		Market or Payout
	Underlying		Securities			of Shares	Shares or	Unearned Shares,		Value of Unearned
	Unexercised		Underlying			or Units	Units of	Units or Other		Shares, Units or
	Options		Unexercised	Option		of Stock	Stock	Rights		Other Rights
	(#)		Options	Exercise	Option	That Have	That Have	That Have		That Have
	Exercisable		(#)	Price	Expiration	Not Vested	Not Vested	Not Vested		Not Vested
Name	(1)		Unexercisable	($)(2)	Date	(#)	($)	(#)		($)(3)

Clinton H. Severson	150,000		—	4.87	4/24/2011
	10,417		—	3.85	4/22/2013
	50,000	(4)	—	21.65	4/20/2014
								28,000	(5)	761,320
								35,000	(5)	951,650
								42,500	(6)	1,155,575
								47,500	(6)	1,291,525
								55,000	(6)	1,495,450
Alberto R. Santa Ines	37,432		—	3.00	7/23/2012
	25,000		—	3.85	4/22/2013
	40,000	(4)	—	21.65	4/20/2014
								14,000	(5)	380,660
								17,000	(6)	462,230
								19,000	(6)	516,610
								25,000	(6)	679,750
Kenneth P. Aron, Ph.D.	40,625		—	6.31	10/31/2010
	4,500		—	5.47	7/24/2011
	40,000	(4)	—	21.65	4/20/2014
								14,000	(5)	380,660
								17,000	(6)	462,230
								19,000	(6)	516,610
								25,000	(6)	679,750
Vladimir E. Ostoich, Ph.D.	9,500		—	5.47	7/24/2011
	40,000		—	3.85	4/22/2013
	22,000	(4)	—	21.65	4/20/2014
								14,000	(5)	380,660
								17,000	(6)	462,230
								19,000	(6)	516,610
								25,000	(6)	679,750
Donald P. Wood								17,000	(6)	462,230
								19,000	(6)	516,610
								25,000	(6)	679,750

(1)	Options granted to the Named Executive Officers expire ten years after the grant date. All options vest one-fourth on the first anniversary date of grant and vests at a rate of 1/48th for each full month thereafter, except as otherwise noted.

(2)	Represents the fair value of our common stock on the grant date of the option.

(3)	The value of the equity award is based on the closing price of our common stock of $27.19 on March 31, 2010, as reported on the NASDAQ Global Select Market.

(4)	These options were accelerated in full by our Board of Directors and became fully vested on December 5, 2005. However, pursuant to a lock-up and consent agreement entered into with each of our Named Executive Officers, these options may not be exercised prior to the date on which the exercise would have been permitted under the vesting schedule set forth in footnote 1, or earlier upon the Named Executive Officer’s last day of employment or a change in control. On April 20, 2008, the restrictions under the lock-up and consent agreements expired and 100% of these shares became exercisable.

(5)	The four-year time-based vesting terms of the restricted stock units is as follows, assuming continuous employment: five percent of the shares vest on April 25, 2007; ten percent of the shares vest on April 25, 2008; 15 percent of the shares vest on April 25, 2009; and 70 percent of the shares vest on April 25, 2010. Additionally, these restricted stock unit awards are also subject to accelerated vesting upon achieving the following performance-based milestones:

•	upon attainment of certain pre-tax income goals by March 31, 2007, vesting will accelerate to an aggregate of 25% within one year from grant date; by March 31, 2008, vesting will accelerate to an aggregate of 25% within two years from grant date; by March 31, 2009, vesting will accelerate to an aggregate of 30%, within three years of grant date; hence, meeting pre-tax income goals in each of the fiscal years ended March 31, 2007, 2008 and 2009 can result in a cumulative vesting of 80% over three years;

•	upon attainment of certain product development objectives prior to June 30, 2007, an additional vesting of 10% would be awarded;

•	upon satisfaction of certain regulatory requirements prior to March 31, 2008, an additional vesting of 10% would be awarded; or

•	upon attainment of a certain level of operating income per share for any fiscal year during the four-year vesting period, the restricted stock units will accelerate in full.

To date, none of the foregoing performance-based milestones required for acceleration has been achieved. In each case, vesting of the equity award is conditioned upon the Named Executive Officer’s continuous employment through the applicable vesting date.

(6)	The four-year time-based vesting terms of the restricted stock units is as follows, assuming continuous employment: five percent of the shares vest after the first year; ten percent of the shares vest after the second year; 15 percent of the shares vest after the third year; and 70 percent of the shares vest after the fourth year.

Option Exercises and Stock Vested in Fiscal 2010

The following table shows all shares of common stock acquired upon exercise of stock options and value realized upon exercise, and all stock awards vested and value realized upon vesting, held by our Named Executive Officers during fiscal 2010.

	Option Awards		Stock Awards
	Number of		Number of
	Shares		Shares
	Acquired	Value Realized on	Acquired	Value Realized on
	on Exercise	Exercise	on Vesting	Vesting
Name	(#)	($)(1)	(#)	($)(2)

Clinton H. Severson	—	—	21,000	320,725
Alberto R. Santa Ines	—	—	6,000	91,930
Kenneth P. Aron, Ph.D.	12,484	259,103	6,000	91,930
Vladimir E. Ostoich, Ph.D.	16,000	288,560	6,000	91,930
Donald P. Wood	—	—	3,000	62,800

(1)	The value realized equals the difference between the option exercise price and the fair market value of our common stock on the date of exercise, as reported on the NASDAQ Global Select Market, multiplied by the number of shares for which the option was exercised.

(2)	The value realized on vesting of restricted stock units equals the fair market value of our common stock on the settlement date, multiplied by the number of shares that vested.

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

Executive Change of Control Severance Plan

In July 2006, our Board of Directors, after considering a change of control program analysis from the Compensation Peer Group prepared by Top Five and upon the recommendation of our Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”). The Severance Plan was adopted by our Board of Directors to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control. Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board of Directors. In December 2008, our Board of Directors amended the Severance Plan to ensure its compliance with Section 409A of the Code and designated the following current executive officers as participants in the Severance Plan: Clinton H. Severson, our Chairman, President and Chief Executive Officer; Alberto R. Santa Ines, our Chief Financial Officer and Vice President of Finance; Kenneth P. Aron, Ph.D., our Chief Technology Officer; Vladimir E. Ostoich, Ph.D., our Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim; Donald P. Wood, our Chief Operations Officer; and Martin V. Mulroy, our Vice President of Veterinary Sales and Marketing for North America. In October 2009, our Board of Directors also designated the following executive officers as participants in the Severance Plan: Brenton G.A. Hanlon, our Vice President of Medical Sales and Marketing for North America and Achim Henkel, our Managing Director of Abaxis Europe GmbH.

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

As described above, certain additional compensation is payable to a Named Executive Officer (i) if his employment was involuntarily terminated without cause, (ii) upon a change in control or (iii) if his employment was terminated involuntarily following a change in control. The amounts shown in the table below assume that such termination was effective as of March 31, 2010, and do not include amounts in which the Named Executive Officer had already vested as of March 31, 2010. The actual compensation to be paid can only be determined at the time of the change in control and/or a Named Executive Officer’s termination of employment.

Potential Payments Upon Termination or Change in Control

			Involuntary
	Involuntary		Termination without
	Termination without	Change in Control	Cause Following a
Executive Benefits and Payments Upon Separation	Cause(1)	(No Termination)	Change in Control(2)

Clinton H. Severson
Salary and bonus	$1,853,077	—	$1,853,077
Vesting of restricted stock units(3)	—	$5,655,520	$5,655,520
Health and welfare benefits(4)	$12,086	—	$12,086
Excise tax reimbursement(5)	—	—	$62,436
Total	$1,865,163	$5,655,520	$7,583,119
Alberto R. Santa Ines
Salary and bonus	—	—	$1,046,154
Vesting of restricted stock units(3)	—	$2,039,250	$2,039,250
Health and welfare benefits(4)	—	—	$10,662
Excise tax reimbursement(5)	—	—	$309,084
Total	—	$2,039,250	$3,405,150
Kenneth P. Aron, Ph.D.
Salary and bonus	—	—	$1,068,462
Vesting of restricted stock units(3)	—	$2,039,250	$2,039,250
Health and welfare benefits(4)	—	—	$32,692
Excise tax reimbursement(5)	—	—	$105,715
Total	—	$2,039,250	$3,246,119
Vladimir E. Ostoich, Ph.D.
Salary and bonus	—	—	$1,068,462
Vesting of restricted stock units(3)	—	$2,039,250	$2,039,250
Health and welfare benefits(4)	—	—	$23,710
Excise tax reimbursement(5)	—	—	$125,079
Total	—	$2,039,250	$3,256,501
Donald P. Wood
Salary and bonus	—	—	$1,015,045
Vesting of restricted stock units(3)	—	$1,658,590	$1,658,590
Health and welfare benefits(4)	—	—	$23,618
Excise tax reimbursement(6)	—	—	$362,570
Total	—	$1,658,590	$3,059,823

(1)	Amounts relate to payments to Mr. Severson equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause (as defined in Mr. Severson’s employment agreement).

(2)	Amounts assume that the Named Executive Officer was terminated without cause or due to constructive termination during the 18-month period following a change in control.

(3)	The value of the restricted stock unit assumes that the market price per share of our common stock on the date of termination of employment was equal to the closing price of our common stock of $27.19 on March 31, 2010, as reported on the NASDAQ Global Select Market.

(4)	Health and welfare benefits include payment of 24 months of premiums for medical, dental, vision, disability and life insurance benefits.

(5)	For purposes of computing the excise tax reimbursement payments, base amount calculations are based on the Named Executive Officer’s taxable wages for fiscal years 2006 through 2010.

(6)	For purposes of computing the excise tax reimbursement payments, base amount calculations are based on Mr. Wood’s taxable wages for fiscal years 2008 through 2010, when he joined us in fiscal 2008.

DIRECTOR COMPENSATION

Director Compensation Table

The table below summarizes the compensation paid to our non-employee directors for fiscal 2010.

	Fees Earned or			All Other
	Paid in Cash	Stock Awards	Option Awards	Compensation	Total
Name(1)	($)	($)(2)(3)	($)(4)	($)	($)

Richard J. Bastiani, Ph.D.	23,000	33,330	—	—	56,330
Henk J. Evenhuis	27,000	33,330	—	—	60,330
Prithipal Singh, Ph.D.	21,000	33,330	—	—	54,330
Ernest S. Tucker, III, M.D.	22,000	33,330	—	—	55,330

(1)	Clinton H. Severson, our Chief Executive Officer and Director, is not included in this table as he is an employee of the Company and receives no compensation for his services as a director. The compensation received by Mr. Severson as an employee is shown in the “Summary Compensation Table” above.

(2)	Each non-employee director listed in the table above was granted an award of 2,200 restricted stock units on May 1, 2009 under our 2005 Plan. Amounts listed in this column represent the grant date fair value of the awards in accordance with ASC 718. Amounts shown do not reflect whether the non-employee director has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). For a discussion of the assumptions used in determining the fair value of awards of restricted stock units in the above table, see Note 11 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. No stock awards were forfeited by our non-employee directors during fiscal 2010, except for Mr. Hanlon, upon his resignation as director in August 2009.

(3)	As of March 31, 2010, each of our non-employee directors held 2,200 shares of unvested restricted stock units.

(4)	No options were awarded to our non-employee directors in fiscal 2010, 2009 or 2008. As of March 31, 2010, the non-employee directors held the following number of outstanding options: Dr. Bastiani, 20,000; Mr. Evenhuis, 18,000; Dr. Singh, 16,000; and Dr. Tucker, 8,000 shares.

Cash Compensation Paid to Board Members

During fiscal 2010, all non-employee directors received an annual retainer of $12,000. The non-employee Chairs of our Audit Committee and Compensation Committee received an annual supplement of $5,000 and $2,000, respectively. Our non-employee directors each received $1,250 per board meeting attended and $1,000 per committee meeting attended. We also reimburse our non-employee directors for reasonable travel expenses incurred in connection with attending board and committee meetings. Directors who are employees receive no compensation for their service as directors.

Equity Compensation Paid to Board Members

Non-employee directors are eligible to receive awards under the 2005 Plan, but such awards are discretionary and not automatic. In fiscal 2010, 2009 and 2008, each non-employee director received an annual equity award of 2,200, 1,500 and 1,500, respectively, restricted stock units granted under the 2005 Plan. Each award of restricted stock units represents the right of the participant to receive, without payment of monetary consideration, on the vesting date, a number of shares of common stock equal to the number of units vesting on such date. Subject to the director’s continued service with us through the applicable vesting date, each restricted stock unit award will vest in full 12 months after the grant date. Under the terms of the 2005 Plan, the vesting of each non-employee director restricted stock unit award will also be accelerated in full in the event of a “change in control,” as defined in the 2005 Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 31, 2010 by (i) each of the Named Executive Officers in the Summary Compensation Table; (ii) each of our directors; (iii) all of our executive officers and directors as a group and (iv) four holders of at least five percent of our common stock. The persons named in the table have sole or shared voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

		Percent of Abaxis
		Common Stock
	Shares Beneficially	Beneficially Owned
Name and Address of Beneficial Owner	Owned	(1)

Five Percent Holders:
Brown Capital Management, Inc.(3)	2,525,782	11.3%
Kayne Anderson Rudnick Investment Management, LLC(4)	1,743,638	7.8%
BlackRock, Inc.(5)	1,666,521	7.5%
Neuberger Berman Group LLC, Neuberger Berman LLC and Neuberger Berman Management LLC(6)	1,472,304	6.6%
Executive Officers:(2)
Clinton H. Severson(7)	710,618	3.2%
Vladimir E. Ostoich, Ph.D.(8)	409,826	1.8%
Alberto R. Santa Ines(9)	139,441	*
Kenneth P. Aron, Ph.D.(10)	80,535	*
Donald P. Wood(11)	4,561	*
Outside Directors:(2)
Richard J. Bastiani, Ph.D.(12)	83,700	*
Prithipal Singh, Ph.D.(13)	32,700	*
Henk J. Evenhuis(14)	24,700	*
Ernest S. Tucker, III, M.D.(15)	8,000	*
Executive officers and directors as a group (12 persons)(16)	1,573,706	6.9%

*	Less than one percent.

(1)	The percentages shown in this column are calculated based on 22,273,342 shares of common stock outstanding on May 31, 2010 and includes shares of common stock that such person or group had the right to acquire on or within sixty days after that date, including, but not limited to, upon the exercise of options.

(2)	The business address of the beneficial owners listed is c/o Abaxis, Inc., 3240 Whipple Road, Union City, CA 94587.

(3)	Based on information set forth in a Schedule 13G/A filed with the SEC on January 27, 2010 by Brown Capital Management, Inc., reporting sole power to vote and dispose of 1,138,734 and 2,525,782 shares, respectively. The business address for Brown Capital Management, Inc. is 1201 North Calvert Street, Baltimore, MD 21202.

(4)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 9, 2010 by Kayne Anderson Rudnick Investment Management, LLC, reporting sole power to vote and dispose of 1,743,638 shares. The business address for Kayne Anderson Rudnick Investment Management, LLC is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

(5)	Based on information set forth in a Schedule 13G filed with the SEC on January 29, 2010 by BlackRock, Inc., reporting sole power to vote and dispose of 1,666,521 shares. The business address for BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.

(6)	Based on information set forth in a Schedule 13G/A filed with the SEC on May 6, 2010 by Neuberger Berman Group LLC, reporting shared power to vote and dispose of 1,125,884 and 1,472,304 shares, respectively; by Neuberger Berman LLC, reporting shared power to vote and dispose of 1,125,884 and 1,472,304 shares, respectively; and by Neuberger Berman Management LLC, reporting shared power to vote and dispose of 1,117,300 shares. The business address for Neuberger Berman Group LLC, Neuberger Berman LLC and Neuberger Berman Management LLC is 605 Third Avenue, New York, NY 10158.

(7)	Includes:

•	500,201 shares held by Mr. Severson; and

•	210,417 shares subject to stock options exercisable by Mr. Severson within sixty days of May 31, 2010.

(8)	Includes:

•	172,993 shares held by Dr. Ostoich;

•	26,355 shares held by Dr. Ostoich’s IRA;

•	22,400 shares held by Mrs. Ostoich’s IRA;

•	116,578 shares held by the Vladimir Ostoich and Liliana Ostoich Trust Fund, for the benefit of Dr. Ostoich and his wife; and

•	71,500 shares subject to stock options exercisable by Dr. Ostoich within sixty days of May 31, 2010.

(9)	Includes:

•	37,009 shares held by Mr. Santa Ines; and

•	102,432 shares subject to stock options exercisable by Mr. Santa Ines within sixty days of May 31, 2010.

(10)	Includes:

•	26,035 shares held by Dr. Aron; and

•	54,500 shares subject to stock options exercisable by Dr. Aron within sixty days of May 31, 2010.

(11)	Includes:

•	4,561 shares held by Mr. Wood.

(12)	Includes:

•	63,700 shares held by Dr. Bastiani; and

•	20,000 shares subject to stock options exercisable by Dr. Bastiani within sixty days of May 31, 2010.

(13)	Includes:

•	24,700 shares held by Dr. Singh; and

•	8,000 shares subject to stock options exercisable by Dr. Singh within sixty days of May 31, 2010.

(14)	Includes:

•	6,700 shares held by Mr. Evenhuis; and

•	18,000 shares subject to stock options exercisable by Mr. Evenhuis within sixty days of May 31, 2010.

(15)	Reflects:

•	8,000 shares subject to stock options exercisable by Dr. Tucker within sixty days of May 31, 2010.

(16)	Includes:

•	1,054,316 shares held by all executive officers and directors as a group; and

•	519,390 shares subject to stock options exercisable by all executive officers and directors as a group within sixty days of May 31, 2010.

Securities Authorized for Issuance Under Equity Compensation Plans

Abaxis has two equity incentive plans under which our equity securities are or have been authorized for issuance to our employees, directors and consultants: (i) the 2005 Equity Incentive Plan (the “2005 Plan”), which amended and restated the 1998 Stock Option Plan, and (ii) the 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”). Both the 2005 Plan and the Directors Plan have been approved by our shareholders. In June 2002, the time period for granting options under the Directors Plan expired in accordance with the terms of the plan.

From time to time we issue warrants to purchase shares of our common stock to non-employees, such as service providers and purchasers of our preferred stock. As of March 31, 2010, there were no warrants outstanding to purchase shares of common stock.

The following table provides aggregate information as of March 31, 2010 regarding outstanding options, unvested restricted stock units and shares reserved under our equity compensation plans.

Equity Compensation Plan Information

	Number of Securities			Number of Securities
	to be Issued Upon	Weighted-Average		Remaining Available for
	Exercise of	Exercise Price of		Future Issuance Under
	Outstanding Options,	Outstanding Options,		Equity Compensation
Plan Category	Warrants and Rights	Warrants and Rights		Plans(1)

Equity compensation plans approved by our shareholders:
2005 Equity Incentive Plan(2)	1,568,000	$9.25	(3)	454,000
1992 Outside Directors’ Stock Option Plan	16,000	$4.88		—

Equity compensation plans not approved by our shareholders:	—	—		—

Total:	1,584,000	$9.15	(3)	454,000

(1)	The shares are available for award grant purposes under the 2005 Plan and exclude shares listed under the column “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”

(2)	The 2005 Plan amended and restated the 1998 Stock Option Plan in October 2005. To date, share-based awards granted under the 2005 Plan includes stock options and restricted stock units.

(3)	Excludes outstanding and unvested restricted stock unit awards, for which there is no exercise price.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the fiscal year ended March 31, 2010, there was not, nor is there any currently proposed transaction or series of similar transactions to which Abaxis was or is to be a party in which the amount involved exceeds $120,000 and in which any executive officer, director or holder of more than 5% of any class of voting securities of Abaxis and members of that person’s immediate family had or will have a direct or indirect material interest, other than as set forth in the “Summary Compensation Table” above.

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

As required under the NASDAQ listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the NASDAQ listing standards, as in effect time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management, and its independent registered public accounting firm, the Board has affirmatively determined that the following four directors are independent directors within the meaning of the applicable NASDAQ listing standards: Mr. Evenhuis and Drs. Bastiani, Singh and Tucker. In making this determination, the Board found that none of the directors had a material or other disqualifying relationship with the Company. Mr. Severson, the Company’s Chairman, President and Chief Executive Officer, is not an independent director by virtue of his employment with the Company.

Item 14.	Principal Accounting Fees and Services

For the fiscal years ended March 31, 2010 and 2009, our independent registered public accounting firm, Burr Pilger Mayer, Inc. (formerly known as “Burr, Pilger & Mayer LLP”) billed the approximate fees set forth below. All fees included below were approved by the Audit Committee.

	Year Ended March 31,
	2010	2009

Audit Fees(1)	$670,000	$636,000
Audit-Related Fees(2)	13,000	48,000
Tax Fees	—	—
All Other Fees	—	—

Total All Fees	$683,000	$684,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements, including attestation services related to Section 404 of the Sarbanes-Oxley Act of 2002 and Abaxis’ tax deferral savings plan.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” In fiscal 2010, these services include agreed-upon procedures. In fiscal 2009, these services include due diligence services pertaining to potential acquisitions.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for the Company by the independent registered public accounting firm. The Audit Committee has considered the role of Burr Pilger Mayer, Inc. in providing audit and audit-related services to Abaxis and has concluded that such services are compatible with Burr Pilger Mayer, Inc.’s role as Abaxis’ independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following financial statements, schedules and exhibits are filed as part of this report:

1. Financial Statements — The Financial Statements required by this item are listed on the Index to Financial Statements in Part II, Item 8 of this report, which is incorporated by reference herein.

2. Financial Statement Schedules -

•	Schedule II — Valuation and Qualifying Accounts and Reserves

•	Other financial statement schedules are not included because they are not required or the information is otherwise shown in the consolidated financial statements or notes thereto.

3. Exhibits — The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this report.

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

Abaxis, Inc.

Schedule II

Valuation and Qualifying Accounts and Reserves
Years ended March 31, 2010, 2009 and 2008

	Balance at	Additions	Deductions	Balance at
	Beginning	Charged	from	End of
Description	of Year	to Expenses	Reserves	Year

Total Reserve for Doubtful Accounts and Sales Allowances:
Year ended March 31, 2010	$388,000	$302,000	$(244,000)	$446,000
Year ended March 31, 2009	$272,000	$236,000	$(120,000)	$388,000
Year ended March 31, 2008	$542,000	$165,000	$(435,000)	$272,000

Exhibit Index

Exhibit No.		Description of Document

3.1		Restated Articles of Incorporation (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 1993 and incorporated herein by reference.)
3.2		By-laws (Filed with the Securities and Exchange Commission in our Registration Statement No. 33-44326 on December 11, 1991 and incorporated herein by reference.)
3.3		Amendment to the By-laws (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on July 30, 2007 and incorporated herein by reference.)
4.1		Registration Rights Agreement, dated as of March 29, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on May 13, 2002 and incorporated herein by reference.)
4.2		Abaxis, Inc. and Equiserve Trust Company, N.A. as Rights Agent, Rights Agreement, dated as of April 23, 2003 (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on May 16, 2003 and incorporated herein by reference.)
4.3		Reference is made to Exhibit 3.1, Exhibit 3.2 and Exhibit 3.3.
10	.1*	1989 Stock Option Plan, as amended and restated as the 1998 Stock Option Plan (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.)
10	.2*	1992 Outside Directors Stock Option Plan and forms of agreement (Filed with the Securities and Exchange Commission as an exhibit with our Def 14A Proxy Statement on August 10, 1992 and incorporated herein by reference.)
10	.3+	Licensing agreement between Abaxis, Inc. and Pharmacia Biotech, Inc., dated October 1, 1994 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.)
10.4		Lease Agreement with Principal Development Investors, LLC, dated June 21, 2000 (Filed with the Securities and Exchange Commission as an exhibit with our Registration Statement on Form S-3 on January 10, 2001 and incorporated herein by reference.)
10.5		Loan and Security Agreement with Comerica Bank California, dated March 13, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.)
10.6		First and Second Modification to Loan and Security Agreement with Comerica Bank California, dated March 29, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.)
10.7		Loan Revision/Extension Agreement with Comerica Bank California, dated March 29, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 and incorporated herein by reference.)
10.8		Loan Revision/Extension Agreement with Comerica Bank California, dated September 23, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.)
10	.9+	Letter Setting Forth Additional Terms of Relationship Between Abaxis, Inc. and Pharmacia Biotech, dated as of June 9, 1997 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.)
10	.10+	Private Label Manufacturing and Supply Agreement by and between Diatron Messtechnik GmbH and Abaxis, Inc., dated November 13, 2003 (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and incorporated herein by reference.)
10.11		Distribution Agreement by and between Scil Animal Care Company GmbH and Abaxis, Inc., dated September 1, 2001 (Filed with the Securities and Exchange Commission as an exhibit with Amendment Number One to our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2002, on December 24, 2002 and incorporated herein by reference.)

Exhibit No.		Description of Document

10.12		Loan and Security Agreement by and between Abaxis, Inc. and Comerica Bank California, dated as of September 8, 2003 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2003 and incorporated herein by reference.)
10.13		First Modification to Business Loan Agreement with Comerica Bank California, dated September 15, 2004 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 and incorporated herein by reference.)
10	.14*	Employment Agreement with Mr. Clinton H. Severson, dated July 11, 2005 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and incorporated herein by reference.)
10	.15*	2005 Equity Incentive Plan, as amended as of October 28, 2008 (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on November 3, 2008 and incorporated herein by reference.)
10	.16*	Abaxis, Inc. Executive Change of Control Severance Plan, as amended as of December 23, 2008 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference.)
10	.17+	Amendment, dated September 21, 2006, to the Private Label Manufacturing and Supply Agreement by and between Diatron Messtechnik GmbH and Abaxis, Inc., dated November 13, 2003 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)
10	.18+	Distribution Agreement by and between Walco International, Inc. (d/b/a DVM Resources) and Abaxis, Inc., dated April 1, 2006 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)
10	.19*	Fiscal 2011 Base Salary and Target Bonus for the Named Executive Officers (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on May 4, 2010 and incorporated herein by reference.)
10	.20+	Addendum, dated February 28, 2008, to the Private Label Manufacturing and Supply Agreement by and between Diatron Messtechnik GmbH and Abaxis, Inc., dated November 13, 2003 (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and incorporated herein by reference.)
10	.21*	Form of Indemnification Agreement entered into by Abaxis, Inc. with each of its directors and executive officers (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and incorporated herein by reference.)
10	.22+	License Agreement by and between Inverness Medical Switzerland GmbH and Abaxis, Inc., dated January 5, 2009 (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference.)
10.23		First Amendment to Lease Agreement with Principal Development Investors, LLC, dated August 28, 2000
10.24		Second Amendment to Lease Agreement with Principal Development Investors, LLC, dated November 20, 2000
10.25		Third Amendment to Lease Agreement with Crossroads Technology Partners and Nearon Crossroads, LLC, as successors in interest to Principal Development Investors, LLC, dated April 10, 2002
10.26		Fourth Amendment to Lease Agreement with Whipple Road Holdings, LLC, SFP Crossroads, LLC and Woodstock Bowers, LLC, dated March 11, 2010
21.1		Subsidiaries of the Company
23.1		Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm
24.1		Power of Attorney. Reference is made to the Signature Page hereto.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.		Description of Document

32	.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment of certain portions of this agreement has been granted by the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

#	This certification accompanies the Form 10-K to which it relates, is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2010.

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

Signature	Title	Date

/s/ Clinton H. Severson Clinton H. Severson	President, Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2010

/s/ Alberto R. Santa Ines Alberto R. Santa Ines	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	June 14, 2010

/s/ Richard J. Bastiani, Ph.D. Richard J. Bastiani, Ph.D.	Director	June 14, 2010

/s/ Henk J. Evenhuis Henk J. Evenhuis	Director	June 14, 2010

/s/ Prithipal Singh, Ph.D. Prithipal Singh, Ph.D.	Director	June 14, 2010

/s/ Ernest S. Tucker III Ernest S. Tucker III	Director	June 14, 2010