Form 10-Q
period 2010-06-30
ABAXIS INC
filed 2010-08-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
As of August 5, 2010, there were 22,322,000 shares of the Registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q
For the Quarter Ended June 30, 2010

PART I. FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (Unaudited)
ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	June 30,
	2010	2009
Revenues	$34,953	$29,625
Cost of revenues	15,169	12,470

Gross profit	19,784	17,155

Operating expenses:
Research and development	3,078	2,573
Sales and marketing	8,633	6,360
General and administrative	2,124	2,498

Total operating expenses	13,835	11,431

Income from operations	5,949	5,724
Interest and other income (expense), net	(105)	514

Income before income tax provision	5,844	6,238
Income tax provision	2,264	2,482

Net income	$3,580	$3,756

Net income per share:
Basic net income per share	$0.16	$0.17

Diluted net income per share	$0.16	$0.17

Shares used in the calculation of net income per share:
Weighted average common shares outstanding — basic	22,211,000	21,965,000

Weighted average common shares outstanding — diluted	22,750,000	22,357,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$36,348	$27,857
Short-term investments	28,500	32,343
Receivables (net of allowances of $416 at June 30, 2010 and $446 at March 31, 2010)	23,879	23,714
Inventories	17,153	19,067
Prepaid expenses and other current assets	1,182	1,588
Net deferred tax assets, current	3,655	3,773

Total current assets	110,717	108,342
Long-term investments	33,529	36,319
Property and equipment, net	15,707	15,544
Intangible assets, net	4,456	4,600
Net deferred tax assets, non-current	2,935	2,935
Other assets	84	76

Total assets	$167,428	$167,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,713	$9,404
Accrued payroll and related expenses	5,236	5,615
Accrued taxes	1,571	400
Other accrued liabilities	1,027	1,256
Deferred revenue	1,032	1,157
Warranty reserve	942	1,183

Total current liabilities	14,521	19,015

Non-current liabilities:
Deferred rent	234	163
Deferred revenue	1,582	1,359
Warranty reserve	72	160

Total non-current liabilities	1,888	1,682

Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, no par value; 35,000,000 shares authorized; 22,287,000 and 22,112,000 shares issued and outstanding at June 30, 2010 and at March 31, 2010, respectively	125,370	125,050
Retained earnings	25,649	22,069

Total shareholders’ equity	151,019	147,119

Total liabilities and shareholders’ equity	$167,428	$167,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$3,580	$3,756
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,052	1,290
Investment premium amortization	95	11
Loss on disposals of property and equipment	4	6
Net loss (gain) on foreign exchange translation	300	(88)
Share-based compensation expense	1,134	896
Excess tax benefits from share-based awards	(409)	(190)
Provision for deferred income taxes	118	245
Changes in assets and liabilities:
Receivables, net	(192)	(2,099)
Inventories	1,669	(93)
Prepaid expenses and other current assets	403	(30)
Other assets	(14)	(11)
Accounts payable	(4,659)	340
Accrued payroll and related expenses	(379)	598
Accrued taxes	1,611	1,770
Other accrued liabilities	(227)	19
Deferred rent	71	(45)
Deferred revenue	98	(98)
Warranty reserve	(329)	88

Net cash provided by operating activities	3,926	6,365

Cash flows from investing activities:
Purchases of available-for-sale investments	—	(3,030)
Purchases of held-to-maturity investments	(14,680)	(11,706)
Proceeds from redemptions of available-for-sale investments	—	798
Proceeds from maturities and redemptions of held-to-maturity investments	21,218	5,597
Purchases of property and equipment	(815)	(373)

Net cash provided by (used in) investing activities	5,723	(8,714)

Cash flows from financing activities:
Proceeds from the exercise of stock options	324	38
Tax withholdings related to net share settlements of restricted stock units	(1,562)	(287)
Excess tax benefits from share-based awards	409	190

Net cash used in financing activities	(829)	(59)

Effect of exchange rate changes on cash and cash equivalents	(329)	39

Net increase (decrease) in cash and cash equivalents	8,491	(2,369)
Cash and cash equivalents at beginning of period	27,857	49,237

Cash and cash equivalents at end of period	$36,348	$46,868

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$168	$227

Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$—	$(11)

Transfers of equipment between inventory and property and equipment, net	$260	$347

Net change in capitalized share-based compensation	$15	$7

Common stock withheld for employee taxes in connection with share-based compensation	$1,562	$287

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Principles of Consolidation. The accompanying unaudited condensed consolidated financial statements as of and for the three-month period ended June 30, 2010 include the accounts of Abaxis and our wholly-owned subsidiary, Abaxis Europe GmbH. Intercompany transactions and balances have been eliminated in consolidation.
Basis of Presentation. We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three-month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2011 or for any interim or future period.
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
Use of Estimates. The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Such management estimates include allowance for doubtful accounts, fair value of investments, sales and other allowances, valuation of inventory, fair value of purchased intangible assets, useful lives of intangible assets, income taxes, valuation allowance for deferred tax assets, share-based compensation and warranty reserves. Our management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Our actual results may differ materially from these estimates.
Significant Accounting Policies. The significant accounting policies used in preparation of these condensed consolidated financial statements are consistent with those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010 filed with the SEC on June 14, 2010, and have not changed significantly as of June 30, 2010.
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

NOTE 3. INVESTMENTS
The following table summarizes short-term and long-term investments by major security type (in thousands):

	June 30, 2010
	Cost or	Gross Unrealized	Fair
	Amortized Cost	Gain (Loss)	Value
Short-term investments
Held-to-maturity:
Certificates of deposits	$17,965	$—	$17,965
Corporate bonds	10,535	—	10,535

Total short-term investments in held-to-maturity	$28,500	$—	$28,500

Long-term investments
Held-to-maturity:
Certificates of deposits	$4,372	$—	$4,372
Corporate bonds	5,683	—	5,683
Municipal bonds	3,382	—	3,382
U.S. agency securities	20,092	—	20,092

Total long-term investments in held-to-maturity	$33,529	$—	$33,529

	March 31, 2010
	Cost or	Gross Unrealized	Fair
	Amortized Cost	Gain (Loss)	Value
Short-term investments
Held-to-maturity:
Certificates of deposits	$15,767	$—	$15,767
Corporate bonds	10,549	—	10,549
Municipal bonds	6,027	—	6,027

Total short-term investments in held-to-maturity	$32,343	$—	$32,343

Long-term investments
Held-to-maturity:
Certificates of deposits	$6,562	$—	$6,562
Corporate bonds	5,720	—	5,720
Municipal bonds	3,407	—	3,407
U.S. agency securities	20,630	—	20,630

Total long-term investments in held-to-maturity	$36,319	$—	$36,319

As of June 30, 2010 and March 31, 2010, we had no unrealized gain (loss) on investments.
The contractual maturities of short-term and long-term investments as of June 30, 2010 and March 31, 2010, are as follows (in thousands):

	June 30, 2010	March 31, 2010
Investments	Fair Value	Fair Value
Due in less than one year	$28,500	$32,343
Due in 1 to 4 years	33,529	36,319

Total investments	$62,029	$68,662

NOTE 4. FAIR VALUE MEASUREMENTS
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date. FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:
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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of June 30, 2010 and March 31, 2010 (in thousands):

	As of June 30, 2010
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$11,412	$—	$—	$11,412

Total assets at fair value	$11,412	$—	$—	$11,412

	As of March 31, 2010
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,618	$—	$—	$4,618

Total assets at fair value	$4,618	$—	$—	$4,618

Our Level 1 financial assets are cash equivalents, comprised of money market mutual funds, which are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security. As of June 30, 2010 and March 31, 2010, we did not have any Level 2 or Level 3 financial assets or liabilities measured at fair value on a recurring basis.
NOTE 5. INVENTORIES
Inventories, include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories were as follows (in thousands):

	June 30,	March 31,
	2010	2010
Raw materials	$7,943	$8,936
Work-in-process	3,159	3,421
Finished goods	6,051	6,710

Inventories	$17,153	$19,067

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
During the three months ended June 30, 2010, we recorded an adjustment to pre-existing warranties of $307,000, which reduced our warranty reserves and our cost of revenues, based on both a decrease in our historical experience as to product failures and our judgment of a decrease in estimated product failure rates of blood chemistry analyzers.
Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. During the three months ended June 30, 2010 and 2009, the provision for warranty expense related to replacement of defective reagent discs was $97,000 and $75,000, respectively. The balance of accrued warranty reserve related to replacement of defective reagent discs at June 30, 2010 and 2009 was $360,000 and $461,000, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.
The change in our accrued warranty reserve during the three months ended June 30, 2010 and 2009 is summarized as follows (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Balance at beginning of period	$1,343	$2,297
Provision for warranty expense	125	257
Warranty costs incurred	(147)	(169)
Adjustment to pre-existing warranties	(307)	—

Balance at end of period	1,014	2,385
Non-current portion of warranty reserve	72	653

Current portion of warranty reserve	$942	$1,732

NOTE 7. LINE OF CREDIT
Through June 30, 2010, we had a line of credit with Comerica Bank-California which provided for borrowings of up to $2.0 million. At June 30, 2010, $2.0 million of borrowings were available and there was no amount outstanding under our line of credit. In July 2010, we terminated our line of credit with Comerica Bank-California for which we had no outstanding balance due. The line of credit could have been terminated upon notification by either party and any outstanding balance is payable upon demand by Comerica Bank-California. In connection with our amended facility lease agreement in March 2010, our obligation to provide a letter of credit of $97,000, which was secured by our line of credit, on our facility terminated in April 2010. The line of credit bore interest at the bank’s prime rate minus 0.25%, which totaled 3.00% at June 30, 2010, and was payable monthly. The weighted average interest rates on our line of credit during the three months ended June 30, 2010 and 2009 were 3.00% and 3.00%, respectively.
The line of credit agreement contained certain financial covenants, which were evaluated on a quarterly basis. At June 30, 2010, we were in compliance with each of these covenants. Included in these financial covenants, among other stipulations, are the following requirements:
•	We were required to have a minimum net income of $25,000 before preferred stock dividends and accretion on preferred stock in any three quarters of a fiscal year, provided that any loss before preferred stock dividends and accretion on preferred stock incurred in the remaining quarter is not to exceed $250,000.
•	We were required to be profitable, as defined, on a fiscal year to date basis beginning, with respect to the current fiscal year, with the six month period ending September 30, 2010 and to have net income before preferred stock dividends and accretion on preferred stock of at least $1.2 million for the fiscal year ending March 31, 2011.
•	We were required to comply with certain financial covenants as follows:

Financial Covenants	Requirements
Quick ratio, as defined	Not less than 2.00 to 1.00
Cash flow coverage, as defined	Not less than 1.25 to 1.00
Debt to net worth ratio, as defined	Not greater than 1.00 to 1.00
Tangible effective net worth, as defined	Not less than $25.7 million
Borrowings under the line of credit were collateralized by our net book value of assets of $151.0 million at June 30, 2010, including our intellectual property.
NOTE 8. COMMITMENTS AND CONTINGENCIES
Facilities Lease. In March 2010, we entered into the Fourth Amendment to Lease Agreement with Whipple Road Holdings, LLC, SFP Crossroads, LLC and Woodstock Bowers, LLC (collectively, the “Landlord”) (the “Lease Amendment”) related to our principal facility in Union City, California. Under the Lease Amendment, the lease term was extended from December 2010 to February 2021. In connection with the Lease Amendment, our obligation to provide a letter of credit, which was secured by our line of credit, on our facility terminated in April 2010 (see Note 7 for additional information). Additionally, pursuant to the Lease Amendment, the Landlord agreed to lease us certain expansion premises consisting of approximately 35,239 rentable square feet in Union City, California (the “Expansion Premises”). In May 2010, the Landlord tendered possession of the Expansion Premises to us. The monthly base rental rate for the Expansion Premises shall be abated for the first three months after May 2010 and thereafter increase to $0.800 per rentable square foot of the Expansion Premises ($28,191.20 per month), which base rent for the Expansion Premises increases 3% on each anniversary of March 1 during the term of the lease. As of June 30, 2010, the aggregate lease commitment on our principal facilities is approximately $15.1 million.

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
In July 2010, we entered into a development and supply equipment agreement with Diatron MI PLC (“Diatron”) of Hungary to purchase Diatron hematology instruments. Under the agreement, we are committed to purchase a minimum number of hematology instruments on an annual basis during the calendar years 2010 and 2011. At June 30, 2010, our outstanding commitment due is approximately $4.3 million. The commitment amount is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end. Since the exchange rate can fluctuate in the future, the commitment in absolute dollars will change accordingly.
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
On June 28, 2010, Abaxis filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s MRSA product on which Cepheid has ceased paying license royalties. On July 12, 2010, Cepheid filed its answer and counterclaims. The counterclaims are for non-infringement, invalidity and bad faith. We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously. We also do not believe this litigation will have a material adverse effect on Abaxis.
NOTE 9. SHARE-BASED COMPENSATION
In accordance with ASC 718, “Compensation-Stock Compensation,” we recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors. The following table summarizes total share-based compensation expense recognized for share-based awards during the three months ended June 30, 2010 and 2009, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended
	June 30,
	2010	2009
Cost of revenues	$145	$49
Research and development	339	140
Sales and marketing	494	245
General and administrative	156	462

Share-based compensation expense before income taxes	1,134	896
Income tax benefit	(432)	(292)

Total share-based compensation expense after income taxes	$702	$604

Net impact of share-based compensation on:
Basic net income per share	$0.03	$0.03

Diluted net income per share	$0.03	$0.03

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs at June 30, 2010 and 2009 were $109,000 and $40,000, respectively, which were included in inventories on our condensed consolidated balance sheets.

Cash Flow Impact
The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for the three months ended June 30, 2010 and 2009 were $409,000 and $190,000, respectively.
Equity Compensation Plans
Our share-based compensation plans are described below.
2005 Equity Incentive Plan. Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended our 1998 Stock Option Plan. The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. On October 28, 2008, our shareholders approved an amendment to the Equity Incentive Plan to increase the shares reserved for issuance under the Equity Incentive Plan by 500,000 shares. As of June 30, 2010, the Equity Incentive Plan provides for the issuance of a maximum of 5,386,000 shares, of which 217,000 shares of common stock were then available for future issuance.
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
1992 Outside Directors’ Stock Option Plan. Under our 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors. Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. The Directors Plan provided for the issuance of a maximum of 250,000 shares. As of June 30, 2010, all outstanding options under the Directors Plan were fully vested and fully exercisable and no shares of common stock were available for future issuance because the time period for granting options expired in accordance with the terms of the Directors Plan in June 2002.
Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.
Stock Options
Prior to April 1, 2006, we granted stock options to employees, with an exercise price equal to the closing market price of our common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment with the Company. In addition, prior to April 1, 2006, we granted stock options to non-employee directors with an exercise price equal to the closing market price of our common stock on the date of grant and became exercisable over a period of one year based on monthly vesting terms, conditional on continuous service to the Company. There were no stock options granted since the beginning of fiscal 2007 or during the three months ended June 30, 2010.
We used the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006. The fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach. We have recognized compensation expense during the requisite service period of the stock option. As of June 30, 2010, we had no unrecognized compensation expense related to stock options granted.

Stock Option Activity
The following table summarizes information regarding options outstanding and options exercisable at June 30, 2010 and the changes during the three-month period then ended:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Life (Years)	(In thousands)
Outstanding at March 31, 2010	720,000	$9.15
Granted	—	—
Exercised	(54,000)	5.92
Canceled or forfeited	—	—

Outstanding at June 30, 2010	666,000	$9.42	2.37	$8,033

Vested and expected to vest at June 30, 2010	666,000	$9.42	2.37	$8,033

Exercisable at June 30, 2010	666,000	$9.42	2.37	$8,033

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of June 30, 2010, that would have been received by the option holders had all option holders exercised their stock options as of that date. Total intrinsic value of stock options exercised during the three months ended June 30, 2010 and 2009 was $932,000 and $165,000, respectively. Cash proceeds from stock options exercised during the three months ended June 30, 2010 and 2009 were $324,000 and $38,000, respectively.
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
The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of June 30, 2010, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $16.9 million, which is expected to be recognized over a weighted average service period of 2.45 years.

Restricted Stock Unit Activity
The following table summarizes restricted stock unit activity for the three months ended June 30, 2010:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value(1)
Unvested at March 31, 2010	864,000	$21.57
Granted	242,000	25.76
Vested(2)	(182,000)	23.90
Canceled or forfeited	(5,000)	23.59

Unvested at June 30, 2010	919,000	$22.20

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.

(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
Total intrinsic value of restricted stock units vested during the three months ended June 30, 2010 and 2009 was $4.7 million and $915,000, respectively. The total grant date fair value of restricted stock units vested during the three months ended June 30, 2010 and 2009 was $4.3 million and $1.4 million, respectively.
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
The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended
	June 30,
	2010	2009
Numerator:
Net income	$3,580	$3,756

Denominator:
Weighted average common shares outstanding — basic	22,211,000	21,965,000
Weighted average effect of dilutive securities:
Stock options	349,000	368,000
Restricted stock units	190,000	24,000

Weighted average common shares outstanding — diluted	22,750,000	22,357,000

Net income per share:
Basic net income per share	$0.16	$0.17

Diluted net income per share	$0.16	$0.17

We excluded the following stock options from the computation of diluted weighted average shares outstanding because the exercise price of the stock options is greater than the average market price of our common stock during the period and, therefore, the inclusion of these stock options would be antidilutive to net income per share:

	Three Months Ended
	June 30,
	2010	2009
Weighted average number of shares underlying antidilutive stock options	—	176,000
Weighted average exercise price per share underlying antidilutive stock options	N/A	$21.34

We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended
	June 30,
	2010	2009
Weighted average number of shares underlying antidilutive restricted stock units	234,000	400,000
NOTE 11. INCOME TAXES
During the three months ended June 30, 2010 and 2009, our income tax provision were $2.3 million, based on an effective tax rate of 39%, and $2.5 million, based on an effective tax rate of 40%, respectively. The decrease in the effective tax rate during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to a decrease in non-deductible compensation expense during the three months ended June 30, 2010.
We did not have any unrecognized tax benefits as of June 30, 2010 or June 30, 2009. During the three months ended June 30, 2010 and 2009, we did not recognize any interest or penalties related to unrecognized tax benefits.
NOTE 12. COMPREHENSIVE INCOME
The following is a summary of comprehensive income for the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Net income	$3,580	$3,756
Other comprehensive income:
Change in unrealized gain (loss) on investments, net of tax	—	(11)

Comprehensive income	$3,580	$3,745

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

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for the three months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Revenues:
Medical Market	$6,438	$5,763
Veterinary Market	26,818	21,823
Other(1)	1,697	2,039

Total revenues	34,953	29,625

Cost of revenues:
Medical Market	2,969	2,631
Veterinary Market	10,913	8,717
Other(1)	1,287	1,122

Total cost of revenues	15,169	12,470

Gross profit:
Medical Market	3,469	3,132
Veterinary Market	15,905	13,106
Other(1)	410	917

Gross profit	$19,784	$17,155

(1)	Represents unallocated items, not specifically identified to any particular business segment.
NOTE 14. REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS
Revenue Information
The following is a summary of our revenues by product category (in thousands):

	Three Months Ended
	June 30,
Revenues by Product Category	2010	2009
Instruments(1)	$7,325	$6,277
Consumables(2)	25,318	20,905
Other products	1,869	1,639

Product sales, net	34,512	28,821
Development and licensing revenue	441	804

Total revenues	$34,953	$29,625

(1)	Instruments include chemistry analyzers, hematology instruments, coagulation analyzers and i-STAT analyzers.

(2)	Consumables include reagent discs, hematology reagent kits, coagulation cartridges, i-STAT cartridges and canine heartworm rapid tests.
The following is a summary of revenues by geographic region based on customer location (in thousands):

	Three Months Ended
	June 30,
Revenues by Geographic Region	2010	2009
North America	$27,789	$24,111
Europe	5,627	4,395
Asia Pacific and rest of the world	1,537	1,119

Total revenues	$34,953	$29,625

Significant Concentrations
Revenues from significant customers as a percentage of total revenues were as follows:

		Three Months Ended
	Geographical	June 30,
Distributor	Location	2010	2009
Walco International, Inc., d/b/a DVM Resources	United States	<10%	10%
At June 30, 2010 and 2009, one distributor in the United States accounted for 12% and 19%, respectively, of our total receivables balance.

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
BUSINESS OVERVIEW
Abaxis, Inc. develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. Our primary product is a blood analysis system, consisting of a compact portable analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 14 tests on human patients and 13 tests on veterinary patients. We manufacture the system in our manufacturing facility in Union City, California and we market our blood chemistry analyzers in both the medical and the veterinary markets, as described below.
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
In September 2007, we introduced a veterinary hematology instrument under the name VetScan HM5. The VetScan HM5 offers a 22-parameter complete blood count (CBC) analysis, including a five-part differential cell counter specifically designed for veterinary applications. In May 2004, we introduced a veterinary hematology instrument that offers an 18-parameter CBC analysis, including a three-part white blood cell differential, marketed originally as the VetScan HMII, and is now referred to as the VetScan HM2. We currently purchase the hematology instruments from Diatron MI PLC of Budapest, Hungary. Through April 2004, we marketed a veterinary hematology instrument under the name VetScan HMT. We continue to support and service our current population of VetScan HM5, VetScan HM2, VetScan HMII and VetScan HMT hematology instruments. We also market reagent kits to be used with our hematology instruments which we currently purchase from two suppliers: Clinical Diagnostic Solutions, Inc. and Diatron MI PLC.
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
CRITICAL ACCOUNTING POLICIES, ESTIMATES AND JUDGMENTS
Our condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and pursuant to the rules and regulations of the Securities and Exchange Commission. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. On an on-going basis, we evaluate our estimates and the sensitivity of these estimates to deviations in the assumptions used in making them. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. However, there can be no assurance that our actual results will not differ from these estimates.
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
We periodically offer programs to customers whereby certain instruments are made available to customers for rent or on an evaluation basis. These programs typically require customers to purchase a minimum quantity of consumables during a specified period for which we recognize revenue on the related consumables according to the policies described above. Depending on the program offered, customers may purchase the instrument during the rental or evaluation period. Proceeds from such sale are recorded as revenue according to the policies described above. Rental income, if any, are also recorded as revenue according to the policies described above.

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
Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of June 30, 2010, we used Level 1 assumptions for our cash equivalents, which are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.
Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of June 30, 2010, we did not have any Level 2 financial assets or liabilities measured at fair value on a recurring basis.
Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of June 30, 2010, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.
Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. At June 30, 2010, our short-term investments totaled $28.5 million and our long-term investments totaled $33.5 million, which were classified as held-to-maturity and carried at amortized cost.
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

Each quarter, we reevaluate our estimate of warranty reserves, including our assumptions. During the three months ended June 30, 2010, we recorded an adjustment to pre-existing warranties of $307,000, which reduced our warranty reserves and our cost of revenues, based on both a decrease in our historical experience as to product failures and our judgment of a decrease in estimated product failure rates of blood chemistry analyzers since we began taking steps to resolve manufacturing problems primarily from fiscal 2008 related to quality control for key components that we obtain from our suppliers and to design issues of the key components required.
Our current portion of warranty reserves of $942,000 as of June 30, 2010 and non-current portion of warranty reserves of $72,000 as of June 30, 2010 reflects our estimate of warranty obligations based on the number of instruments in standard warranty, estimated product failure rates and estimated repair costs.
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
We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. At June 30, 2010 and 2009, we had no uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. During the three months ended June 30, 2010 and 2009, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of income, and at June 30, 2010 and 2009, we had no accrued interest or penalties.
Share-Based Compensation Expense. We recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors.
We did not grant stock options during fiscal 2010 or during the three months ended June 30, 2010. For stock options granted prior to March 31, 2006, we use the Black-Scholes option pricing model to determine the fair value. Determining the appropriate fair value model and calculating the fair value of share-based awards requires highly subjective assumptions, including risk-free interest rate, expected stock price volatility, expected term and expected dividends.
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
Share-based compensation expense resulted in a material impact on our earnings per share and on our condensed consolidated financial statements for fiscal 2010 and during the three months ended June 30, 2010. The impact of share-based compensation expense on our condensed consolidated financial results is disclosed in Note 9, “Share-Based Compensation” in the Notes to Condensed Consolidated Financial Statement in this Quarterly Report on Form 10-Q. We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future.
RESULTS OF OPERATIONS
Abaxis develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. We operate in two segments: (i) the medical market and (ii) the veterinary market. See “Segment Results” in this section for a detailed discussion.
Total Revenues
Revenues by Geographic Region and by Product Category. Revenues by geographic region based on customer location and revenues by product category during the three months ended June 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Increase/	Percent
Revenues by Geographic Region	2010	2009	(Decrease)	Change
North America	$27,789	$24,111	$3,678	15%
Percentage of total revenues	80%	81%
Europe	5,627	4,395	1,232	28%
Percentage of total revenues	16%	15%
Asia Pacific and rest of the world	1,537	1,119	418	37%
Percentage of total revenues	4%	4%

Total revenues	$34,953	$29,625	$5,328	18%

	Three Months Ended		Change
	June 30,		Increase/	Percent
Revenues by Product Category	2010	2009	(Decrease)	Change
Instruments(1)	$7,325	$6,277	$1,048	17%
Percentage of total revenues	21%	21%
Consumables(2)	25,318	20,905	4,413	21%
Percentage of total revenues	73%	71%
Other products	1,869	1,639	230	14%
Percentage of total revenues	5%	5%

Product sales, net	34,512	28,821	5,691	20%
Percentage of total revenues	99%	97%
Development and licensing revenue	441	804	(363)	(45)%
Percentage of total revenues	1%	3%

Total revenues	$34,953	$29,625	$5,328	18%

(1)	Instruments include chemistry analyzers, hematology instruments, coagulation analyzers and i-STAT analyzers.

(2)	Consumables include reagent discs, hematology reagent kits, coagulation cartridges, i-STAT cartridges and canine heartworm rapid tests.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
North America. During the three months ended June 30, 2010, total revenues in North America increased 15%, or $3.7 million, as compared to the three months ended June 30, 2009. The change in total revenues in North America was attributed to the following:
•	Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) increased 28%, or $167,000, primarily due to an increase in sales to distributors during the three months ended June 30, 2010.
•	Sales of our Piccolo chemistry analyzers to the U.S. government decreased by 70%, or $488,000, primarily due to a decrease in the U.S. Military’s needs for our products in the first quarter of fiscal 2011, which were not predictable.
•	Medical reagent discs sales in North America (excluding the U.S. government) increased 16%, or $475,000, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers.
•	Sales of our VetScan chemistry analyzers in North America increased 17%, or $259,000, primarily due to higher average selling prices during the three months ended June 30, 2010.
•	Veterinary reagent discs sales in North America increased 4%, or $431,000, primarily due to higher average selling prices during the three months ended June 30, 2010.
•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased 15%, or $362,000, during the three months ended June 30, 2010. The increase was primarily attributed to (a) an increase in units of VetScan hematology instruments sold due to increased selling activities during the three months ended June 30, 2010 and (b) an increase in units of hematology reagent kits sold resulting from an expanded installed base of our VetScan hematology instruments.
•	Total sales from our original equipment manufacturer (“OEM”) supplied products increased $2.8 million during the three months ended June 30, 2010 in North America as we began sales and marketing activities for our VetScan VSpro coagulation analyzers and related consumables and canine heartworm rapid tests in the fourth quarter of fiscal 2009 and for our i-STAT analyzers and related consumables in fiscal 2010.
•	Total revenues from development and licensing in North America decreased 45%, or $363,000, during the three months ended June 30, 2010, primarily based on the licensees’ use of our technology, which varies from period to period.
Europe. During the three months ended June 30, 2010, total revenues in Europe increased 28%, or $1.2 million, as compared to the three months ended June 30, 2009. The change in total revenues in Europe was attributed to the following:
•	Sales of our Piccolo chemistry analyzers in Europe increased 156%, or $375,000, primarily due to our promotion strategy and increased sales to distributors during the three months ended June 30, 2010.
•	Sales of our VetScan chemistry analyzers in Europe decreased 20%, or $173,000, primarily due to the timing of inventory purchases by our distributors during the three months ended June 30, 2010.
•	Veterinary reagent discs sales in Europe increased 28%, or $686,000, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers.
Asia Pacific and rest of the world. During the three months ended June 30, 2010, total revenues in Asia Pacific and rest of the world increased 37%, or $418,000, as compared to the three months ended June 30, 2009. The change in total revenues in Asia Pacific and rest of the world was attributed to the following:
•	Total sales of our VetScan hematology instruments and hematology reagent kits in Asia Pacific and rest of the world increased 100%, or $207,000, primarily due to increased sales to a distributor.
•	Total sales from our OEM supplied products increased $203,000 during the three months ended June 30, 2010 in Asia Pacific and rest of the world, primarily due to the commencement of sales and marketing activities for our i-STAT analyzers and related consumables in fiscal 2010.
Significant concentration. There were no distributors or direct customers that accounted for more than 10% of our total worldwide revenues during the three months ended June 30, 2010. One distributor in the United States, DVM Resources, accounted for 10% of our total worldwide revenues during the three months ended June 30, 2009.

Segment Results
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
The following table presents revenues, cost of revenues, gross profit and percent of revenues by operating segments for the three months ended June 30, 2010 and 2009 (in thousands, except percentages):

	Three Months Ended
	June 30,				Change
		Percent of		Percent of	Increase/	Percent
	2010	Revenues(1)	2009	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market	$6,438	100%	$5,763	100%	$675	12%
Percentage of total revenues	18%		19%
Veterinary Market	26,818	100%	21,823	100%	4,995	23%
Percentage of total revenues	77%		74%
Other(2)	1,697		2,039		(342)	(17)%
Percentage of total revenues	5%		7%

Total revenues	34,953		29,625		5,328	18%

Cost of revenues:
Medical Market	2,969	46%	2,631	46%	338	13%
Veterinary Market	10,913	41%	8,717	40%	2,196	25%
Other(2)	1,287		1,122		165	15%

Total cost of revenues	15,169		12,470		2,699	22%

Gross profit:
Medical Market	3,469	54%	3,132	54%	337	11%
Veterinary Market	15,905	59%	13,106	60%	2,799	21%
Other(2)	410		917		(507)	(55)%

Gross profit	$19,784		$17,155		$2,629	15%

(1)	The percentages reported are based on our revenues by operating segment.

(2)	Represents unallocated items, not specifically identified to any particular business segment.
Medical Market
Revenues for Medical Market Segment
During the three months ended June 30, 2010, total revenues in the medical market increased 12%, or $675,000, as compared to the three months ended June 30, 2009. Components of the change were as follows:
Instruments. Total revenues from Piccolo chemistry analyzers increased 2%, or $34,000, during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The increase in revenues was attributed to (a) an increase in revenues in North America (excluding the U.S. government) of 28%, or $167,000, primarily due to an increase in sales to distributors during the three months ended June 30, 2010, and (b) an increase in revenues in Europe of 156%, or $375,000, primarily due to our promotion strategy and increased sales to distributors during the three months ended June 30, 2010. The net increase in revenues was partially offset by a decrease in Piccolo chemistry analyzers sold to the U.S. government of 70%, or $488,000, primarily due to a decrease in the U.S. Military’s needs for our products in the first quarter of fiscal 2011, which were not predictable.
Consumables. Total revenues from medical reagent discs increased 13%, or $532,000, during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The increase in revenues was primarily attributed to an increase in revenues in North America (excluding the U.S. government) of 16%, or $475,000, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers.
Gross Profit for Medical Market Segment
Gross profit for the medical market segment increased 11%, or $337,000, during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. Gross profit percentages for the medical market segment during the three months ended June 30, 2010 and 2009 were 54% and 54%, respectively. In absolute dollars, the increase in gross profit for the medical market segment was primarily due to (a) an increase in units of Piccolo chemistry analyzers and medical reagent discs sold during the three months ended June 30, 2010, and (b) lower manufacturing costs on Piccolo chemistry analyzers during the three months ended June 30, 2010. The net increase in revenues was partially offset by lower average selling prices of medical reagent discs during the three months ended June 30, 2010.

Veterinary Market
Revenues for Veterinary Market Segment
During the three months ended June 30, 2010, total revenues in the veterinary market increased 23%, or $5.0 million, as compared to the three months ended June 30, 2009. Total revenues from veterinary instruments increased 22%, or $1.0 million, during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. Total revenues from consumables in the veterinary market increased 23%, or $3.9 million, during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. Components of the change were as follows:
•	Sales of our VetScan chemistry analyzers increased 2%, or $62,000, during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The increase in revenues was primarily attributed to an increase in revenues in North America of 17%, or $259,000, primarily due to higher average selling prices during the three months ended June 30, 2010. The net increase in revenues was partially offset by a decrease in revenues in Europe by 20%, or $173,000, primarily due to the timing of inventory purchases by our distributors during the three months ended June 30, 2010.
•	Total revenues from veterinary reagent discs increased 8%, or $1.2 million, during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The increase in revenues was primarily attributed to (a) an increase in revenues in North America of 4%, or $431,000, primarily due to higher average selling prices during the three months ended June 30, 2010, and (b) an increase in revenues in Europe of 28%, or $686,000, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers.
•	Total sales of our VetScan hematology instruments and hematology reagent kits increased 19%, or $550,000, during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. The increase in revenues was primarily attributed to (a) an increase in revenues in North America of 15%, or $362,000, which was primarily attributed to (i) an increase in units of VetScan hematology instruments sold due to increased selling activities during the three months ended June 30, 2010 and (ii) an increase in units of hematology reagent kits sold resulting from an expanded installed base of our VetScan hematology instruments, and (b) an increase in revenues in Asia Pacific and rest of the world of 100%, or $207,000, primarily due to increased sales to a distributor.
•	Total sales from our OEM supplied products increased $3.1 million during the three months ended June 30, 2010, primarily in North America as we began sales and marketing activities for our VetScan VSpro coagulation analyzers and related consumables and canine heartworm rapid tests in the fourth quarter of fiscal 2009 and for our i-STAT analyzers and related consumables in fiscal 2010.
Gross Profit for Veterinary Market Segment
Gross profit for the veterinary market segment increased 21%, or $2.8 million, during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009. Gross profit percentages for the veterinary market segment during the three months ended June 30, 2010 and 2009 were 59% and 60%, respectively. In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) an increase in units of veterinary reagent discs sold during the three months ended June 30, 2010, (b) an increase in units of VetScan hematology instruments sold during the three months ended June 30, 2010, (c) sales of our i-STAT analyzers and related consumables (launched in fiscal 2010), and (d) lower manufacturing costs on VetScan chemistry analyzers and lower unit costs from suppliers of our VetScan hematology instruments during the three months ended June 30, 2010.
Cost of Revenues
The following sets forth our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Increase/	Percent
	2010	2009	(Decrease)	Change
Cost of revenues	$15,169	$12,470	$2,699	22%
Percentage of total revenues	43%	42%
Cost of revenues includes the costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
The increase in cost of revenues, in absolute dollars, during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to sales of our i-STAT analyzers and related consumables, as we began sales and marketing activities in fiscal 2010. As a percentage of total revenues, the increase in cost of revenues during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to a pricing promotion by our supplier of i-STAT consumables during the three months ended June 30, 2009.

Gross Profit
The following sets forth our gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Increase/	Percent
	2010	2009	(Decrease)	Change
Total gross profit	$19,784	$17,155	$2,629	15%
Total gross margin	57%	58%
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
Gross profit during the three months ended June 30, 2010 increased 15%, or $2.6 million, as compared to the three months ended June 30, 2009, primarily due to the following: (a) an increase in units of Piccolo chemistry analyzers, VetScan hematology instruments, and medical and veterinary reagent discs sold during the three months ended June 30, 2010, (b) sales of our i-STAT analyzers and related consumables (launched in fiscal 2010), (c) lower manufacturing costs on Piccolo and VetScan chemistry analyzers during the three months ended June 30, 2010, and (d) lower unit costs from suppliers of our hematology instruments during the three months ended June 30, 2010. The net increase in gross profit was partially offset by lower average selling prices of medical reagent discs. As a percentage, the decrease in gross margin during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to a pricing promotion by our supplier of i-STAT consumables during the three months ended June 30, 2009.
Operating Expenses
Research and Development
The following sets forth our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Increase/	Percent
	2010	2009	(Decrease)	Change
Research and development expenses	$3,078	$2,573	$505	20%
Percentage of total revenues	9%	9%
Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
The increase in research and development expenses, in absolute dollars, during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to new product development and enhancement of existing products and clinical trials. Research and development expenses are based on the project activities planned and the level of spending depends on budgeted expenditures. The projects primarily relate to new product development in both the medical and veterinary markets and costs related to compliance with FDA regulations and clinical trials. Share-based compensation expense during the three months ended June 30, 2010 and 2009 was $339,000 and $140,000, respectively.
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
Sales and Marketing
The following sets forth our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Increase/	Percent
	2010	2009	(Decrease)	Change
Sales and marketing expenses	$8,633	$6,360	$2,273	36%
Percentage of total revenues	25%	21%
Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
The increase in sales and marketing expenses, in absolute dollars, during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to personnel-related costs resulting from (a) an increase in headcount in various divisions, including sales and marketing, customer service and technical service, to support the growth in both our medical and veterinary markets and (b) an increase in commission and bonus expenses, which are based on the achievement of established goals. Share-based compensation expense during the three months ended June 30, 2010 and 2009 was $494,000 and $245,000, respectively.
General and Administrative
The following sets forth our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Increase/	Percent
	2010	2009	(Decrease)	Change
General and administrative expenses	$2,124	$2,498	$(374)	(15)%
Percentage of total revenues	6%	8%
General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting, human resources and legal.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
The decrease in general and administrative expenses, in absolute dollars, during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to lower personnel-related costs resulting from a decrease in share-based compensation expense since forfeiture estimates were adjusted to reflect actual forfeitures when an award vests during the three months ended June 30, 2010. Share-based compensation expense during the three months ended June 30, 2010 and 2009 was $156,000 and $462,000, respectively.
Interest and Other Income (Expense), Net
The following sets forth our interest and other income (expense), net, for the periods indicated (in thousands, except percentages):

	Three Months Ended		Change
	June 30,		Increase/	Percent
	2010	2009	(Decrease)	Change
Interest and other income (expense), net	$(105)	$514	$(619)	*
*	Percentage is not meaningful.
Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents, investments and foreign currency exchange gains and losses.
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
The decrease in interest and other income (expense), net, during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily attributed to unfavorable foreign currency exchange rates, compared to the same period in fiscal 2010.
Income Tax Provision
The following sets forth our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,
	2010	2009
Income tax provision	$2,264	$2,482
Effective tax rate	39%	40%
Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
During the three months ended June 30, 2010 and 2009, our income tax provision were $2.3 million, based on an effective tax rate of 39%, and $2.5 million, based on an effective tax rate of 40%, respectively. The decrease in the effective tax rate during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, was primarily due to a decrease in non-deductible compensation expense during the three months ended June 30, 2010. We did not have any unrecognized tax benefits as of June 30, 2010 or June 30, 2009. During the three months ended June 30, 2010 and 2009, we did not recognize any interest or penalties related to unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES
Total cash, cash equivalents and short-term and long-term investments at June 30, 2010 and March 31, 2010 were as follows (in thousands, except percentages):

	June 30,	March 31,
	2010	2010
Cash and cash equivalents	$36,348	$27,857
Short-term investments	28,500	32,343
Long-term investments	33,529	36,319

Total cash, cash equivalents and investments	$98,377	$96,519

Percentage of total assets	59%	58%

Cash Flow Changes
Cash provided by (used in) the three months ended June 30, 2010 and 2009 were as follows (in thousands):

	Three Months Ended
	June 30,
	2010	2009
Net cash provided by operating activities	$3,926	$6,365
Net cash provided by (used in) investing activities	5,723	(8,714)
Net cash used in financing activities	(829)	(59)
Effect of exchange rate changes on cash and cash equivalents	(329)	39

Net increase (decrease) in cash and cash equivalents	$8,491	$(2,369)

At June 30, 2010, we had net working capital of $96.2 million compared to $89.3 million at March 31, 2010. Cash and cash equivalents at June 30, 2010 were $36.3 million compared to $27.9 million at March 31, 2010. The increase in cash and cash equivalents during the three months ended June 30, 2010 was primarily due to net cash provided by operating activities of $3.9 million and proceeds from maturities and redemptions of investments of $21.2 million, partially offset by purchases of investments of $14.7 million and tax withholdings related to net share settlements of restricted stock units of $1.6 million.
Operating Activities
During the three months ended June 30, 2010, we generated $3.9 million in cash from operating activities, compared to $6.4 million during the three months ended June 30, 2009. The cash provided by operating activities during the three months ended June 30, 2010 was primarily the result of net income of $3.6 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $1.1 million and share-based compensation expense of $1.1 million, partially offset by a decrease of $409,000 related to excess tax benefits from share-based awards.
Other changes in operating activities during the three months ended June 30, 2010 were as follows:
(i) Inventories decreased by $1.9 million, from $19.1 million at March 31, 2010 to $17.2 million as of June 30, 2010, primarily due to a decrease in inventory purchases related to consumables during the first quarter of 2011.
(ii) Prepaid expenses and other current assets decreased by $406,000, from $1.6 million at March 31, 2010 to $1.2 million as of June 30, 2010, primarily due to the timing of payments.
(iii) Accounts payable decreased by $4.7 million, from $9.4 million at March 31, 2010 to $4.7 million as of June 30, 2010, primarily due to the timing and payment of services and inventory purchases.
(iv) Accrued payroll and related expenses decreased by $379,000, from $5.6 million at March 31, 2010 to $5.2 million as of June 30, 2010, primarily due to the timing of payment of accrued payroll in the first quarter of fiscal 2011.
(v) Accrued taxes increased by $1.2 million, from $400,000 at March 31, 2010 to $1.6 million as of June 30, 2010, primarily due to the timing of federal, state and foreign estimated tax payments payable during the quarter ended June 30, 2010.
(vi) Total warranty reserves decreased by $329,000, resulting from a decrease in the current portion of warranty reserves of $241,000, from $1.2 million at March 31, 2010 to $942,000 as of June 30, 2010, and a decrease in the non-current portion of warranty reserves of $88,000, from $160,000 at March 31, 2010 to $72,000 as of June 30, 2010. The net change in warranty reserves is based on (a) the number of instruments in standard warranty and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs. In the first quarter of fiscal 2011, total warranty reserves for instruments decreased based on both our historical experience and estimated product failure rates of blood chemistry analyzers since we began taking steps to resolve manufacturing problems, primarily related to quality control for key components that we obtain from our suppliers and to design issues of the key components required.

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
Investing Activities
Net cash provided by investing activities during the three months ended June 30, 2010 totaled $5.7 million, compared to net cash used in investing activities of $8.7 million during the three months ended June 30, 2009. Changes in investing activities were as follows:
Investments. Cash used to purchase investments in certificates of deposits and U.S. agency securities totaled $14.7 million during the three months ended June 30, 2010. Cash provided by proceeds from maturities and redemptions of investments in certificates of deposits, municipal bonds and U.S. agency securities totaled $21.2 million during the three months ended June 30, 2010.
Property and Equipment. Cash used to purchase property and equipment totaled $815,000 during the three months ended June 30, 2010, primarily to support (a) new product introduction, (b) increased capacity requirements in our production line and (c) increase in transfers of instruments from inventory and held for loan or evaluation or demonstration purposes to support our customer base. We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business.
Financing Activities
Net cash used in financing activities during the three months ended June 30, 2010 totaled $829,000, primarily due to tax withholdings related to net share settlements of restricted stock units of $1.6 million, partially offset by proceeds from the exercise of stock options of $324,000 and excess tax benefits from share-based awards of $409,000.
Contractual Obligations
Facilities Lease. In March 2010, we entered into the Fourth Amendment to Lease Agreement with Whipple Road Holdings, LLC, SFP Crossroads, LLC and Woodstock Bowers, LLC (collectively, the “Landlord”) (the “Lease Amendment”) related to our principal facility in Union City, California. Under the Lease Amendment, the lease term was extended from December 2010 to February 2021. In connection with the Lease Amendment, our obligation to provide a letter of credit, which was secured by our line of credit, on our facility terminated in April 2010 (see Note 7 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further information). Additionally, pursuant to the Lease Amendment, the Landlord agreed to lease us certain expansion premises consisting of approximately 35,239 rentable square feet in Union City, California (the “Expansion Premises”). In May 2010, the Landlord tendered possession of the Expansion Premises to us. The monthly base rental rate for the Expansion Premises shall be abated for the first three months after May 2010 and thereafter increase to $0.800 per rentable square foot of the Expansion Premises ($28,191.20 per month), which base rent for the Expansion Premises increases 3% on each anniversary of March 1 during the term of the lease. As of June 30, 2010, the aggregate lease commitment on our principal facilities is approximately $15.1 million.
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
In July 2010, we entered into a development and supply equipment agreement with Diatron MI PLC (“Diatron”) of Hungary to purchase Diatron hematology instruments. Under the agreement, we are committed to purchase a minimum number of hematology instruments on an annual basis during the calendar years 2010 and 2011. At June 30, 2010, our outstanding commitment due is approximately $4.3 million. The commitment amount is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end. Since the exchange rate can fluctuate in the future, the commitment in absolute dollars will change accordingly.
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

Line of Credit. Through June 30, 2010, we had a line of credit with Comerica Bank-California which provided for borrowings of up to $2.0 million. At June 30, 2010, there was no amount outstanding under our line of credit. In July 2010, we terminated our line of credit with Comerica Bank-California for which we had no outstanding balance due. Further information on our line of credit, including the terms and conditions with respect to our loan covenants, is set forth in Note 7 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Contingencies
We are involved from time to time in various litigation matters in the normal course of business. While the outcome of these proceedings and claims cannot be predicted with certainty, we do not currently believe that the ultimate resolution of these matters will have a material effect on our financial position or results of operations.
On June 28, 2010, Abaxis filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s MRSA product on which Cepheid has ceased paying license royalties. On July 12, 2010, Cepheid filed its answer and counterclaims. The counterclaims are for non-infringement, invalidity and bad faith. We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously. We also do not believe this litigation will have a material adverse effect on Abaxis.
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Financial Condition
We anticipate that our existing capital resources and anticipated revenues from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through at least the next 12 months. Our future capital requirements will largely depend upon the increased market acceptance of our point-of-care blood analyzer products. However, our sales for any future periods are not predictable with a significant degree of certainty. Regardless, we may seek to raise additional funds to pursue strategic opportunities.
RECENT ACCOUNTING PRONOUNCEMENTS
A discussion of recent accounting pronouncements is included in Note 2 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments.
Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. At June 30, 2010, our short-term investments totaled $28.5 million, consisting of certificates of deposits and corporate bonds, and our long-term investments totaled $33.5 million, consisting of certificates of deposits, corporate bonds, municipal bonds and U.S. agency securities.
We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at June 30, 2010 until maturity and therefore, we believe we have no material exposure to interest rate risk. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at June 30, 2010 indicated that such market movement would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during either fiscal 2010 or during the three months ended June 30, 2010.
As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments. In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Accounting Standards Codification 815, “Derivatives and Hedging.”
Foreign Currency Rate Fluctuations
We operate primarily in the United States and a majority of our revenues, cost of revenues, operating expenses and capital purchasing activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations on the hematology instruments and hematology reagent kits purchased from Diatron MI PLC, which are primarily denominated in Euros.

In July 2008, the Germany sales office was incorporated as our wholly-owned subsidiary, Abaxis Europe GmbH, to market, promote and distribute diagnostic systems for medical and veterinary uses. Abaxis Europe GmbH’s functional currency is in U.S. dollars. Foreign currency denominated account balances of our subsidiary are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency, resulted in foreign currency gains and losses, which were included in “Interest and other income (expense), net” on our condensed consolidated statements of income. For our sales denominated in local currencies, we are exposed to foreign currency exchange rate fluctuations on revenue and on collection of receivables.
To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses. Similarly, our cost of revenues and operating expenses will increase if the U.S. dollar weakens against the Euro currency.
Other than the foregoing, there have been no material changes in our market risk during the three months ended June 30, 2010 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
Item 4. Controls and Procedures
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.
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
On June 28, 2010, Abaxis filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s MRSA product on which Cepheid has ceased paying license royalties. On July 12, 2010, Cepheid filed its answer and counterclaims. The counterclaims are for non-infringement, invalidity and bad faith. We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously. We also do not believe this litigation will have a material adverse effect on Abaxis.

Item 1A. Risk Factors
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
We depend on limited or sole suppliers for several key components in our products and as original equipment manufacturer supplied products, many of whom we have not entered into contractual relationships with and failure of our suppliers to provide the components or products to us could harm our business.
We use several key components that are currently available from limited or sole sources as discussed below:
•	Reagent Discs: Two injection-molding manufacturers, C. Brewer & Co. and Nypro, Inc., currently make the molded plastic discs which, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require. To date, we have only qualified these two manufacturers to manufacture the molded plastic discs.
•	Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the dry reagent chemistry beads that are either inserted in our reagent discs or sold as stand-alone products: Amano Enzyme USA Co., Ltd., Genzyme Corporation, Kikkoman Corporation Biochemical Division, Microgenics Corporation, a division of Thermo Fisher Scientific, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., SA Scientific Co., Sigma Aldrich Inc. and Toyobo Specialties (formerly Shinko American Inc.).

•	Blood Chemistry Analyzer Components: Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of vendors, including certain components from a single-source supplier, including components from Hamamatsu Corporation and UDT Sensors (a division of OSI Optoelectronics). Our analyzers also use a printer that is primarily made by Seiko North America Corporation. The loss of the supply of any of these components could force us to redesign our blood chemistry analyzers.
We market original equipment manufacturer supplied products that are currently available from sources as discussed below:
•	Hematology Instruments and Reagents: Our hematology instruments are manufactured by Diatron MI PLC in Hungary and are purchased by us as a completed instrument. In addition, currently, we have qualified two suppliers to produce the reagents for our hematology instruments: Clinical Diagnostic Solutions, Inc. and Diatron MI PLC.
•	Coagulation Analyzers and Cartridges: Our coagulation analyzers and cartridges are manufactured by Scandinavian MicroBiodevices APS in Denmark and are purchased by us as completed products.
•	i-STAT Analyzers and Cartridges: Our i-STAT 1 analyzers and cartridges are manufactured by Abbott Point of Care Inc. in North America and are purchased by us as completed products.
We primarily operate on a purchase order basis with most of our suppliers and, therefore, these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices. Although we believe that there may be potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above and cannot assure you we would be able to enter into arrangements with additional vendors on favorable terms, or at all.
Because we are dependent on a limited number of suppliers and manufacturers for our products, we are particularly susceptible to any interruption in the supply of these products or the viability of our assembly arrangements. The loss of any one of these suppliers or a disruption in our manufacturing arrangements could materially adversely affect our business and financial condition.
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
As of June 30, 2010, 49 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 30 patents have been issued and 27 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (unless a patent application owner files a request for publication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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
As of June 30, 2010, we had retained earnings of $25.6 million. Our ability to continue to be profitable and to increase profitability will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan products. Increasing the sales volume of our products will depend upon, among other things, our ability to:
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
Internationally, we rely on only a few distributors for our products in both the medical and veterinary diagnostic markets. We currently rely on distributors that carry either our medical or veterinary products in the following countries: Afghanistan, Australia, Austria, Bahrain, Belgium, Canada, Czech Republic, Denmark, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Korea, Macao, the Netherlands, New Zealand, the Philippines, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates, the United Kingdom and the United States. Our distributors in each of these countries are responsible for obtaining the necessary approvals to sell our new and existing products. These distributors may not be successful in obtaining proper approvals for our new and existing products in their respective countries, and they may not be successful in marketing our products. Furthermore, an inability of, or any delays by, our distributor in receiving the necessary approvals for our new or other products can adversely impact our revenues in a country. We plan to continue to enter into additional distributor relationships to expand our international distribution base and solidify our international presence. However, we may not be successful in entering into additional distributor relationships on favorable terms, or at all. In addition, our distributors may terminate their relationship with us at any time. Historically, we have experienced a high degree of turnover among our international distributors. This turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally.
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
As of June 30, 2010, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 26 reagent tests that we have on 14 reagent discs. We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures. These new test products are crucial for our continued success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States until we provide additional information to the FDA and gain premarket clearance. The inability to market a new product during this time could harm our future sales.
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
Need to Comply with Manufacturing Regulations and Various Federal, State, Local and International Regulations
The 1976 Medical Device Amendment also requires us to manufacture our Piccolo products in accordance with Good Manufacturing Practices guidelines. Current Good Manufacturing Practice requirements are set forth in the 21 CFR 820 Quality System Regulation. These requirements regulate the methods used in, and the facilities and controls used for the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use. Our manufacturing facility is subject to periodic inspections. In addition, various state regulatory agencies may regulate the manufacture of our products.
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
Effects of the Clinical Laboratory Improvement Amendments on Our Products
Our Piccolo products are also affected by the Clinical Laboratory Improvement Amendments (the “CLIA”) of 1988. The CLIA are intended to ensure the quality and reliability of all medical testing in the United States regardless of where the tests are performed. The current CLIA regulations divide laboratory tests into the following three categories:
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
In accordance with Accounting Standards Codification 718, “Compensation-Stock Compensation,” issued by the Financial Accounting Standards Board, we measure all share-based payments to employees using a fair-value-based method and we record such expense in our results of operations. The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense, net of an estimated forfeiture rate, over the corresponding requisite service period. Since fiscal 2007, we have granted restricted stock unit awards annually to employees based on the following time-based vesting schedule over a four-year period: five percent vesting after the first year; additional ten percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment. Since we began granting restricted stock units as part of our share-based compensation program in fiscal 2007, share-based compensation expense related to restricted stock units had a material impact on our earnings per share and on our consolidated financial statements and we expect that it will continue to adversely impact our reported results of operations, particularly in the fourth year of vesting for the restricted stock unit awarded to employees. As of June 30, 2010, our unrecognized compensation expense related to restricted stock unit awards granted to employees and directors to date totaled $16.9 million, which is expected to be recognized over a weighted average service period of 2.45 years.
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
The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended June 30, 2010, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $20.70 to $28.06 per share and the closing sale price for our quarter ended June 30, 2010 was $21.43 per share. During the last eight fiscal quarters ended June 30, 2010, our stock price closed at a high of $29.22 per share on September 16, 2009 and a low of $10.28 per share on October 27, 2008. Many factors may affect the market price of our common stock, including:
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
Item 4. Removed and Reserved
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

4.2		Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4.

10.1	*
Fiscal 2011 Base Salary and Target Bonus for the Named Executive Officers (Filed with the Securities and Exchange Commission in our Current Report on Form 8-K on May 4, 2010 and incorporated herein by reference.)

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

ABAXIS, INC. (Registrant)
Date: August 9, 2010	BY:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director (Principal Executive Officer)

Date: August 9, 2010	BY:	/s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)