Form 10-Q
period 2010-09-30
ABAXIS INC
filed 2010-11-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No ☒

As of November 5, 2010, there were 22,354,000 shares of the Registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q

For the Quarter Ended September 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$35,277	$30,262	$70,230	$59,887
Cost of revenues	15,527	12,411	30,696	24,881
Gross profit	19,750	17,851	39,534	35,006
Operating expenses:
Research and development	3,296	2,594	6,374	5,167
Sales and marketing	8,408	7,582	17,041	13,942
General and administrative	2,652	2,689	4,776	5,187
Total operating expenses	14,356	12,865	28,191	24,296
Income from operations	5,394	4,986	11,343	10,710
Interest and other income (expense), net	757	292	652	806
Income before income tax provision	6,151	5,278	11,995	11,516
Income tax provision	2,402	2,081	4,666	4,563
Net income	$3,749	$3,197	$7,329	$6,953
Net income per share:
Basic net income per share	$0.17	$0.15	$0.33	$0.32
Diluted net income per share	$0.17	$0.14	$0.32	$0.31
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,317,000	22,005,000	22,264,000	21,985,000
Weighted average common shares outstanding - diluted	22,691,000	22,574,000	22,736,000	22,492,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$40,650	$27,857
Short-term investments	31,293	32,343
Receivables (net of allowances of $417 at September 30, 2010 and $446 at March 31, 2010)	24,878	23,714
Inventories	17,950	19,067
Prepaid expenses and other current assets	2,307	1,588
Net deferred tax assets, current	3,297	3,773
Total current assets	120,375	108,342
Long-term investments	28,683	36,319
Property and equipment, net	15,772	15,544
Intangible assets, net	4,313	4,600
Net deferred tax assets, non-current	2,935	2,935
Other assets	103	76
Total assets	$172,181	$167,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,483	$9,404
Accrued payroll and related expenses	5,754	5,615
Accrued taxes	267	400
Other accrued liabilities	1,217	1,256
Deferred revenue	975	1,157
Warranty reserve	798	1,183
Total current liabilities	14,494	19,015
Non-current liabilities:
Deferred rent	328	163
Deferred revenue	1,674	1,359
Warranty reserve	53	160
Total non-current liabilities	2,055	1,682
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 35,000,000 shares authorized; 22,342,000 and 22,112,000 shares issued and outstanding at September 30, 2010 and at March 31, 2010, respectively	126,234	125,050
Retained earnings	29,398	22,069
Total shareholders' equity	155,632	147,119
Total liabilities and shareholders' equity	$172,181	$167,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net income	$7,329	$6,953
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,196	2,574
Investment premium amortization	191	51
Net loss on disposals of property and equipment	5	21
Net gain on foreign exchange translation	(233)	(209)
Share-based compensation expense	2,249	2,265
Excess tax benefits from share-based awards	(489)	(351)
Provision for deferred income taxes	476	377
Changes in assets and liabilities:
Receivables, net	(1,016)	(285)
Inventories	716	(1,415)
Prepaid expenses and other current assets	(719)	(529)
Other assets	(27)	(21)
Accounts payable	(3,925)	1,468
Accrued payroll and related expenses	139	1,979
Accrued taxes	302	429
Other accrued liabilities	(39)	198
Deferred rent	165	(91)
Deferred revenue	133	(109)
Warranty reserve	(492)	(69)
Net cash provided by operating activities	6,961	13,236

Cash flows from investing activities:
Purchases of available-for-sale investments	-	(3,030)
Purchases of held-to-maturity investments	(35,438)	(20,565)
Proceeds from redemptions of available-for-sale investments	-	2,374
Proceeds from maturities and redemptions of held-to-maturity investments	43,933	10,833
Purchases of property and equipment	(1,725)	(739)
Net cash provided by (used in) investing activities	6,770	(11,127)

Cash flows from financing activities:
Proceeds from the exercise of stock options	449	205
Tax withholdings related to net share settlements of restricted stock units	(1,969)	(422)
Excess tax benefits from share-based awards	489	351
Net cash (used in) provided by financing activities	(1,031)	134

Effect of exchange rate changes on cash and cash equivalents	93	99
Net increase in cash and cash equivalents	12,793	2,342
Cash and cash equivalents at beginning of period	27,857	49,237
Cash and cash equivalents at end of period	$40,650	$51,579

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$3,759	$3,502

Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$-	$(3)
Transfers of equipment between inventory and property and equipment, net	$417	$876
Net change in capitalized share-based compensation	$16	$38
Common stock withheld for employee taxes in connection with share-based compensation	$1,969	$422

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

Principles of Consolidation.  The accompanying unaudited condensed consolidated financial statements as of and for the three and six month periods ended September 30, 2010 include the accounts of Abaxis and our wholly-owned subsidiary, Abaxis Europe GmbH.  Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation.  We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods.  The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the three and six month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2011 or for any interim or future period.

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

Significant Accounting Policies.  The significant accounting policies used in preparation of these condensed consolidated financial statements are consistent with those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010 filed with the SEC on June 14, 2010, and have not changed significantly as of September 30, 2010.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued amendments to the accounting standard addressing multiple-deliverable revenue arrangements.  The amendments provide guidance in addressing how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  In an arrangement with multiple deliverables, the delivered items shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis.  Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis; and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.  These amendments are effective for the Company on April 1, 2011.  We are currently evaluating the impact of adopting these amendments on our consolidated financial position, results of operations and cash flows.

NOTE 3.  INVESTMENTS

The following table summarizes short-term and long-term investments by major security type (in thousands):

	September 30, 2010
	Cost or Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
Short-term investments
Held-to-maturity:
Certificates of deposits	$17,662	$-	$17,662
Corporate bonds	13,631	-	13,631
Total short-term investments in held-to-maturity	$31,293	$-	$31,293
Long-term investments
Held-to-maturity:
Certificates of deposits	$748	$-	$748
Corporate bonds	9,129	-	9,129
Municipal bonds	3,356	-	3,356
U.S. agency securities	15,450	-	15,450
Total long-term investments in held-to-maturity	$28,683	$-	$28,683

	March 31, 2010
	Cost or Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
Short-term investments
Held-to-maturity:
Certificates of deposits	$15,767	$-	$15,767
Corporate bonds	10,549	-	10,549
Municipal bonds	6,027	-	6,027
Total short-term investments in held-to-maturity	$32,343	$-	$32,343
Long-term investments
Held-to-maturity:
Certificates of deposits	$6,562	$-	$6,562
Corporate bonds	5,720	-	5,720
Municipal bonds	3,407	-	3,407
U.S. agency securities	20,630	-	20,630
Total long-term investments in held-to-maturity	$36,319	$-	$36,319

As of September 30, 2010 and March 31, 2010, we had no unrealized gain (loss) on investments.

The contractual maturities of short-term and long-term investments as of September 30, 2010 and March 31, 2010, are as follows (in thousands):

	September 30, 2010	March 31, 2010
Investments	Fair Value	Fair Value
Due in less than one year	$31,293	$32,343
Due in 1 to 5 years	28,683	36,319
Total investments	$59,976	$68,662

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of September 30, 2010 and March 31, 2010 (in thousands):

	As of September 30, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$14,699	$-	$-	$14,699
Total assets at fair value	$14,699	$-	$-	$14,699

	As of March 31, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,618	$-	$-	$4,618
Total assets at fair value	$4,618	$-	$-	$4,618

Our Level 1 financial assets are cash equivalents, comprised of money market mutual funds, which are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash.  The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.  As of September 30, 2010 and March 31, 2010, we did not have any Level 2 or Level 3 financial assets or liabilities measured at fair value on a recurring basis.

NOTE 5.  INVENTORIES

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market.  Components of inventories were as follows (in thousands):

	September 30,	March 31,
	2010	2010
Raw materials	$8,032	$8,936
Work-in-process	2,910	3,421
Finished goods	7,008	6,710
Inventories	$17,950	$19,067

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

During the three and six months ended September 30, 2010, we recorded an adjustment to pre-existing warranties of $257,000 and $564,000, respectively, which reduced our warranty reserves and our cost of revenues, based on both a decrease in our historical experience as to product failures and our judgment of a decrease in estimated product failure rates of instruments.

Reagent Discs.  We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated.  The warranty cost includes the replacement costs and freight of a defective reagent disc.  During the three and six months ended September 30, 2010, the provision for warranty expense related to replacement of defective reagent discs was $94,000 and $191,000, respectively.  The balance of accrued warranty reserve related to replacement of defective reagent discs at September 30, 2010 and 2009 was $329,000 and $328,000, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs.  However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three and six months ended September 30, 2010 and 2009 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$1,014	$2,385	$1,343	$2,297
Provision for warranty expense	285	144	410	401
Warranty costs incurred	(191)	(301)	(338)	(470)
Adjustment to pre-existing warranties	(257)	-	(564)	-
Balance at end of period	851	2,228	851	2,228
Non-current portion of warranty reserve	53	730	53	730
Current portion of warranty reserve	$798	$1,498	$798	$1,498

NOTE 7.  LINE OF CREDIT

Through July 2010, we had a line of credit with Comerica Bank-California which provided for borrowings of up to $2.0 million.  In July 2010, we terminated our line of credit with Comerica Bank-California for which we had no outstanding balance due.  The line of credit could have been terminated upon notification by either party and any outstanding balance payable upon demand by Comerica Bank-California.  In connection with our amended facilities lease agreement in March 2010 (as more fully described in Note 8), our obligation to provide a letter of credit of $97,000, which was secured by our line of credit, on our facilities terminated in April 2010.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Facilities Lease.  In March 2010, we entered into the Fourth Amendment to Lease Agreement (the “Lease Amendment”) with Whipple Road Holdings, LLC, SFP Crossroads, LLC and Woodstock Bowers, LLC (collectively, the “Landlord”) related to our principal facilities in Union City, California.  Under the Lease Amendment, the lease term was extended from December 2010 to February 2021.  In connection with the Lease Amendment, our obligation to provide a letter of credit with Comerica Bank-California, which was secured by our line of credit, on our facilities terminated in April 2010 (see Note 7 for additional information).  Additionally, pursuant to the Lease Amendment, the Landlord agreed to lease us certain expansion premises consisting of approximately 35,239 rentable square feet in Union City, California (the “Expansion Premises”).  In May 2010, the Landlord tendered possession of the Expansion Premises to us.  The monthly base rental rate for the Expansion Premises was abated for the first three months after May 2010 and thereafter increased to $0.80 per rentable square foot of the Expansion Premises ($28,191 per month).  The base rent for the Expansion Premises increases 3% on each anniversary of March 1 during the term of the lease.  As of September 30, 2010, the aggregate lease commitment on our principal facilities is approximately $14.8 million.

Purchase Commitments.  In October 2008, we entered into an original equipment manufacturing (“OEM”) agreement with Scandinavian Micro Biodevices APS (“SMB”) of Denmark to purchase coagulation analyzers and coagulation cartridges.  In the fourth quarter of fiscal 2009, we started marketing the products and, thereafter, upon achievement of certain milestones by SMB outlined in the agreement, we would be subject to the minimum purchase commitments under the OEM agreement.  These milestones have not yet been met and we are currently purchasing coagulation analyzers and coagulation cartridges on a purchase order basis, but all such purchases will count towards the minimum purchase obligations if and when they are triggered.

In July 2010, we entered into a development and supply equipment agreement with Diatron MI PLC (“Diatron”) of Hungary to purchase Diatron hematology instruments.  Under the agreement, we are committed to purchase a minimum number of hematology instruments on an annual basis during the calendar years 2010 and 2011.  At September 30, 2010, our remaining outstanding commitment due is approximately $4.0 million.  In September 2010, we paid a deposit of $1.0 million to Diatron MI PLC for future purchases of hematology instruments and reagents, which was recorded in prepaid expenses and other currents assets on the condensed consolidated balance sheet as of September 30, 2010.  The commitment amount to Diatron MI PLC is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end.  Since the exchange rate can fluctuate in the future, the commitment amount in absolute dollars will change accordingly.

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

In exchange for the license rights, we (i) paid an up-front license fee of $5.0 million to Inverness in January 2009, (ii) agreed to pay royalties during the term of the agreement, based solely on sales of products in a jurisdiction country covered by valid and unexpired claims in that jurisdiction under the licensed Inverness patent rights, and (iii) agreed to pay a yearly minimum license fee of between $500,000 to $1.0 million per year, which fee will be creditable against any royalties due during such calendar year.  The royalties, if any, are payable through the date of the expiration of the last valid patent licensed under the agreement that includes at least one claim in a jurisdiction covering products we sell in that jurisdiction.  The yearly minimum fees became payable starting in fiscal 2011 for so long as we desire to maintain exclusivity under the agreement.

Litigation. On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On July 12, 2010, Cepheid filed its answer and certain counterclaims seeking a finding of non-infringement and invalidity of the asserted patents and payment of attorney’s fees spent on the litigation due to alleged bad faith in the filing of the litigation.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of September 30, 2010, we have not recorded accrued litigation and related expenses related to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.

We are involved from time to time in various litigation matters in the normal course of business.  Other than as described above, we believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

NOTE 9.  SHARE-BASED COMPENSATION

In accordance with ASC 718, “Compensation-Stock Compensation,” we recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors.  The following table summarizes total share-based compensation expense recognized for share-based awards during the three and six months ended September 30, 2010 and 2009, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Cost of revenues	$162	$87	$307	$136
Research and development	150	214	489	354
Sales and marketing	280	304	774	549
General and administrative	523	764	679	1,226
Share-based compensation expense before income taxes	1,115	1,369	2,249	2,265
Income tax benefit	(419)	(446)	(851)	(738)
Total share-based compensation expense after income taxes	$696	$923	$1,398	$1,527
Net impact of share-based compensation on:
Basic net income per share	$0.03	$0.04	$0.06	$0.07
Diluted net income per share	$0.03	$0.04	$0.06	$0.07

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees.  Capitalized share-based compensation costs at September 30, 2010 and 2009 were $110,000 and $71,000, respectively, which were included in inventories on our condensed consolidated balance sheets.

Cash Flow Impact

The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards.  Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable.  Excess tax benefits classified as a financing cash inflow for the three months ended September 30, 2010 and 2009 were $80,000 and $161,000, respectively, and for the six months ended September 30, 2010 and 2009 were $489,000 and $351,000, respectively.

Equity Compensation Plans

Our share-based compensation plans are described below.

2005 Equity Incentive Plan.  Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended our 1998 Stock Option Plan.  The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants.  As of September 30, 2010, the Equity Incentive Plan provides for the issuance of a maximum of 5,386,000 shares, of which 133,000 shares of common stock were then available for future issuance.  On October 27, 2010, our shareholders approved an amendment to the Equity Incentive Plan to (i) increase the aggregate number of shares of common stock reserved for issuance under the Equity Incentive Plan by 500,000 shares, (ii) clarify that we may continue to grant performance cash awards under the Equity Incentive Plan and (iii) reapprove the Internal Revenue Code Section 162(m) performance criteria and award limits of the Equity Incentive Plan to permit us to continue to grant awards to key officers that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code.

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

1992 Outside Directors’ Stock Option Plan.  Under our 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors.  Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant.  Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service.  The Directors Plan provided for the issuance of a maximum of 250,000 shares.  As of September 30, 2010, all outstanding options under the Directors Plan were fully vested and fully exercisable and no shares of common stock were available for future issuance because the time period for granting options expired in accordance with the terms of the Directors Plan in June 2002.

Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Stock Options

Prior to April 1, 2006, we granted stock options to employees, with an exercise price equal to the closing market price of our common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment with the Company.  In addition, prior to April 1, 2006, we granted stock options to non-employee directors with an exercise price equal to the closing market price of our common stock on the date of grant and became exercisable over a period of one year based on monthly vesting terms, conditional on continuous service to the Company.  There were no stock options granted since the beginning of fiscal 2007 or during the six months ended September 30, 2010.

We used the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006.  The fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach.  We have recognized compensation expense during the requisite service period of the stock option.  As of September 30, 2010, we had no unrecognized compensation expense related to stock options granted.

Stock Option Activity

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2010 and the changes during the six-month period then ended:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Life (Years)	(In thousands)
Outstanding at March 31, 2010	720,000	$9.15
Granted	-	-
Exercised	(73,000)	6.14
Canceled or forfeited	-	-
Outstanding at September 30, 2010	647,000	$9.50	2.17	$8,810
Vested and expected to vest at September 30, 2010	647,000	$9.50	2.17	$8,810
Exercisable at September 30, 2010	647,000	$9.50	2.17	$8,810

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of September 30, 2010, that would have been received by the option holders had all option holders exercised their stock options as of that date.  Total intrinsic value of stock options exercised during the three months ended September 30, 2010 and 2009 was $241,000 and $500,000, respectively, and during the six months ended September 30, 2010 and 2009 was $1.2 million and $665,000, respectively.  Cash proceeds from stock options exercised during the three months ended September 30, 2010 and 2009 were $125,000 and $167,000, respectively, and during the six months ended September 30, 2010 and 2009 were $449,000 and $205,000, respectively.

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

The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.  Such value is recognized as an expense over the corresponding requisite service period.  The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited.  The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.  As of September 30, 2010, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $17.2 million, which is expected to be recognized over a weighted average service period of 2.46 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the six months ended September 30, 2010:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value(1)
Unvested at March 31, 2010	864,000	$21.57
Granted	327,000	24.44
Vested(2)	(237,000)	23.36
Canceled or forfeited	(6,000)	23.64
Unvested at September 30, 2010	948,000	$22.10
____________________________________________________________________
(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during the three months ended September 30, 2010 and 2009 was $1.1 million and $368,000, respectively, and during the six months ended September 30, 2010 and 2009 was $5.8 million and $1.3 million, respectively.  The total grant date fair value of restricted stock units vested during the three months ended September 30, 2010 and 2009 was $1.3 million and $282,000, respectively, and during the six months ended September 30, 2010 and 2009 was $5.6 million and $1.7 million, respectively.

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Net income	$3,749	$3,197	$7,329	$6,953
Denominator:
Weighted average common shares outstanding - basic	22,317,000	22,005,000	22,264,000	21,985,000
Weighted average effect of dilutive securities:
Stock options	293,000	427,000	318,000	397,000
Restricted stock units	81,000	142,000	154,000	110,000
Weighted average common shares outstanding - diluted	22,691,000	22,574,000	22,736,000	22,492,000
Net income per share:
Basic net income per share	$0.17	$0.15	$0.33	$0.32
Diluted net income per share	$0.17	$0.14	$0.32	$0.31

We excluded the following stock options from the computation of diluted weighted average shares outstanding because the exercise price of the stock options is greater than the average market price of our common stock during the period and, therefore, the inclusion of these stock options would be antidilutive to net income per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average number of shares underlying antidilutive stock options	159,000	-	-	159,000
Weighted average exercise price per share underlying antidilutive stock options	$21.65	N/A	N/A	$21.65

We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Weighted average number of shares underlying antidilutive restricted stock units	536,000	64,000	275,000	206,000

NOTE 11.  INCOME TAXES

During the three months ended September 30, 2010 and 2009, our income tax provision was $2.4 million, based on an effective tax rate of 39%, and $2.1 million, based on an effective tax rate of 39%, respectively.  During the six months ended September 30, 2010 and 2009, our income tax provision were $4.7 million, based on an effective tax rate of 39%, and $4.6 million, based on an effective tax rate of 40%, respectively.  The decrease in the effective tax rate during the six months ended September 30, 2010, as compared to the six months ended September 30, 2009, was primarily due to a decrease in non-deductible compensation expense during the six months ended September 30, 2010.

We did not have any unrecognized tax benefits as of September 30, 2010 or September 30, 2009.  During the three and six months ended September 30, 2010 and 2009, we did not recognize any interest or penalties related to unrecognized tax benefits.

NOTE 12.  COMPREHENSIVE INCOME

The following is a summary of comprehensive income for the three and six months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$3,749	$3,197	$7,329	$6,953
Other comprehensive income:
Change in unrealized gain (loss) on investments, net of tax	-	8	-	(3)
Comprehensive income	$3,749	$3,205	$7,329	$6,950

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

Medical Market

In the medical market reportable segment, we serve a worldwide customer group consisting of military installations (ships, field hospitals and mobile care units), physicians’ office practices across all specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies and hospital labs.  The products manufactured and sold in this segment primarily consist of Piccolo chemistry analyzers and medical reagent discs.

Veterinary Market

In the veterinary market reportable segment, we serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories.  The products manufactured and sold in this segment primarily consist of VetScan chemistry analyzers and veterinary reagent discs.  We also sell OEM supplied products in this segment consisting of VetScan hematology instruments and related reagent kits, VetScan VSpro coagulation analyzers and related consumables, which we launched in our fourth quarter of fiscal 2009, canine heartworm rapid tests, which we launched in our fourth quarter of fiscal 2009, and VetScan i-STAT analyzers and related consumables, which we launched in our fiscal 2010.

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for the three and six months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Medical Market	$6,857	$6,345	$13,295	$12,108
Veterinary Market	26,649	21,684	53,467	43,507
Other(1)	1,771	2,233	3,468	4,272
Total revenues	35,277	30,262	70,230	59,887
Cost of revenues:
Medical Market	3,237	2,723	6,206	5,354
Veterinary Market	11,143	8,321	22,056	17,038
Other(1)	1,147	1,367	2,434	2,489
Total cost of revenues	15,527	12,411	30,696	24,881
Gross profit:
Medical Market	3,620	3,622	7,089	6,754
Veterinary Market	15,506	13,363	31,411	26,469
Other(1)	624	866	1,034	1,783
Gross profit	$19,750	$17,851	$39,534	$35,006
____________________________________________________________________

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 14.  REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product category (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenues by Product Category	2010	2009	2010	2009
Instruments(1)	$7,642	$6,553	$14,967	$12,830
Consumables(2)	25,309	20,983	50,627	41,888
Other products	1,936	1,807	3,805	3,446
Product sales, net	34,887	29,343	69,399	58,164
Development and licensing revenue	390	919	831	1,723
Total revenues	$35,277	$30,262	$70,230	$59,887
____________________________________________________________________
(1)	Instruments include chemistry analyzers, hematology instruments, coagulation analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, coagulation cartridges, i-STAT cartridges and canine heartworm rapid tests.

The following is a summary of revenues by geographic region based on customer location (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenues by Geographic Region	2010	2009	2010	2009
North America	$29,528	$24,774	$57,317	$48,885
Europe	4,703	4,454	10,330	8,849
Asia Pacific and rest of the world	1,046	1,034	2,583	2,153
Total revenues	$35,277	$30,262	$70,230	$59,887

Significant Concentrations

Revenues from significant customers as a percentage of total revenues were as follows:

		Three Months Ended		Six Months Ended
	Geographical	September 30,		September 30,
Distributor	Location	2010	2009	2010	2009
Walco International, Inc., d/b/a DVM Resources	United States	10%	10%	<10%	10%

During the six months ended September 30, 2010, there were no distributors or direct customers that accounted for more than 10% of our total worldwide revenues.

At September 30, 2010, one distributor in the United States accounted for 12% of our total receivables balance.  At September 30, 2009, one distributor in the United States accounted for 12% of our total receivables balance.

NOTE 15.  SUBSEQUENT EVENTS

On June 28, 2010, Abaxis notified Cepheid that Cepheid breached its license agreement with Abaxis due to Cepheid’s discontinuation of license royalty payments.  On October 1, 2010, Abaxis informed Cepheid that the breach had not been cured, and Abaxis terminated the entire license, as to all or any Cepheid products.  As a result of the license termination, we expect that our development and licensing revenue will be adversely and materially impacted in our consolidated financial statements during the third and fourth quarters of our fiscal 2011, for our fiscal year ending March 31, 2011 and in the foreseeable future.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect our current views with respect to future events and financial performance.  In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might,” and similar expressions identify forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, in Part II, Item 1A of this report and in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), that could cause actual results to differ materially from historical results or those anticipated.  Such risks and uncertainties include, but are not limited to, the market acceptance of our products and the continuing development of our products, regulatory clearance and approvals required by the United States Food and Drug Administration (“FDA”) and other government regulatory authorities, risks associated with manufacturing and distributing our products on a commercial scale, free of defects, risks related to the introduction of new instruments manufactured by third parties, risks associated with entering the human diagnostic market on a larger scale, risks related to the protection of our intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, risks associated with the ability to attract, train and retain competent sales personnel, general market conditions and competition.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We assume no obligation to update any forward-looking statements as circumstances change.

BUSINESS OVERVIEW

Abaxis, Inc. (“Abaxis,” “the Company,” “us” or “we”) was incorporated in California in 1989.  Our principal offices are located at 3240 Whipple Road, Union City, California 94587.  Our telephone number is (510) 675-6500 and our Internet address is www.abaxis.com.  We make available free of charge on or through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  Our common stock trades on the NASDAQ Global Market under the symbol “ABAX.”

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

In January 2009, we introduced a veterinary coagulation analyzer under the name VetScan VSpro.  The VetScan VSpro assists in the diagnosis and evaluation of suspected bleeding disorders, toxicity/poisoning, evaluation of Disseminated Intravascular Coagulation and hepatic disease and in monitoring therapy and the progression of disease states.  The point-of-care coagulation analyzer is offered with a combination assay (PT/aPTT test cartridge) for canine testing.  We currently purchase the coagulation analyzers and coagulation cartridges from Scandinavian Micro Biodevices APS of Farum, Denmark.

In January 2009, we introduced a canine heartworm rapid test under the name VetScan Canine Heartworm Rapid Test.  The VetScan Canine Heartworm Rapid Test is a highly sensitive and specific test for the detection of Dirofilaria immitis in canine whole blood, serum or plasma.  The lateral flow immunoassay technology in the canine heartworm rapid tests provides immediate diagnostic results.

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

Royalties are typically based on licensees’ net sales of products that utilize our technology and are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured, such as upon the receipt of a royalty statement from the licensee.  Our royalty revenue depends on the licensees’ use of our technology, and therefore, may vary from period to period and impact our revenues during a quarter.  On June 28, 2010, we notified Cepheid that Cepheid breached its license agreement with us due to Cepheid’s discontinuation of license royalty payments.  On October 1, 2010, Abaxis informed Cepheid that the breach had not been cured, and Abaxis terminated the entire license, as to all or any Cepheid products.  As a result of the license termination, we expect that our development and licensing revenue will be adversely and materially impacted in our consolidated financial statements during the third and fourth quarters of our fiscal 2011, for our fiscal year ending March 31, 2011 and in the foreseeable future.

Distributor and Customer Rebates.  We offer distributor pricing rebates and customer incentives, such as cash rebates, from time to time.  The distributor pricing rebates are offered to distributors upon meeting the sales volume requirements during a qualifying period and are recorded as a reduction to gross revenues during a qualifying period.  Cash rebates are offered to distributors or customers who purchase certain products or instruments during a promotional period and are recorded as a reduction to gross revenues.

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

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  As of September 30, 2010, we used Level 1 assumptions for our cash equivalents, which are traded in an active market.  The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active.  Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.  As of September 30, 2010, we did not have any Level 2 financial assets or liabilities measured at fair value on a recurring basis.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.  As of September 30, 2010, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date.  At September 30, 2010, our short-term investments totaled $31.3 million and our long-term investments totaled $28.7 million, which were classified as held-to-maturity and carried at amortized cost.

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

As of September 30, 2010, our current portion of warranty reserves for instruments and reagent discs totaled $798,000 and our non-current portion of warranty reserves for instruments and reagent discs totaled $53,000, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty and estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc.

Each quarter, we reevaluate our estimate of warranty reserves, including our assumptions.  During the three and six months ended September 30, 2010, we recorded an adjustment to pre-existing warranties of $257,000 and $564,000, respectively, which reduced our warranty reserves and our cost of revenues, based on both a decrease in our historical experience as to product failures and our judgment of a decrease in estimated product failure rates of instruments since we began taking steps to resolve manufacturing problems on blood chemistry analyzers primarily from fiscal 2008 related to quality control for key components that we obtain from our suppliers and to design issues of the key components required. We review the historical warranty cost trends and analyze the adequacy of the ending accrual balance of warranty reserves each quarter.  The determination of warranty reserves requires us to make estimates of the estimated product failure rate, expected costs to repair or replace the instruments and to replace defective reagent discs under warranty.  If actual repair or replacement costs of instruments or replacement costs of reagent discs differ significantly from our estimates, adjustments to cost of revenues may be required.  Additionally, if factors change and we revise our assumptions on the product failure rate of instruments or reagent discs, then our warranty reserves and cost of revenues could be materially impacted in the quarter of revision, as well as in following quarters.

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

Income Taxes.  We account for income taxes using the liability method under which deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be recovered.

We recognize and measure benefits for uncertain tax positions using a two-step approach.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes.  For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement.  Significant judgment is required to evaluate uncertain tax positions.  At September 30, 2010 and 2009, we had no uncertain tax positions.  Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.  During the three and six months ended September 30, 2010 and 2009, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of income, and at September 30, 2010 and 2009, we had no accrued interest or penalties.

Share-Based Compensation Expense.  We recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors.

There were no stock options granted since the beginning of fiscal 2007 or during fiscal 2010.  We did not grant stock options during the six months ended September 30, 2010.  For stock options granted prior to March 31, 2006, we use the Black-Scholes option pricing model to determine the fair value.  Determining the appropriate fair value model and calculating the fair value of share-based awards requires highly subjective assumptions, including risk-free interest rate, expected stock price volatility, expected term and expected dividends.

For restricted stock units, share-based compensation expense is based on the fair value of our stock at the grant date and recognized net of an estimated forfeiture rate, over the requisite service period of the award.  As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

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

Share-based compensation expense resulted in a material impact on our earnings per share and on our condensed consolidated financial statements for fiscal 2010 and during the three and six months ended September 30, 2010.  The impact of share-based compensation expense on our condensed consolidated financial results is disclosed in Note 9, “Share-Based Compensation” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.  We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future.

RESULTS OF OPERATIONS

Abaxis develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.  We operate in two segments:  (i) the medical market and (ii) the veterinary market.  See “Segment Results” in this section for a detailed discussion.

Total Revenues

Revenues by Geographic Region and by Product Category.  Revenues by geographic region based on customer location and revenues by product category during the three and six months ended September 30, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
Revenues by Geographic Region			Increase/	Percent			Increase/	Percent
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
North America	$29,528	$24,774	$4,754	19%	$57,317	$48,885	$8,432	17%
Percentage of total revenues	84%	82%			82%	82%
Europe	4,703	4,454	249	6%	10,330	8,849	1,481	17%
Percentage of total revenues	13%	15%			15%	15%
Asia Pacific and rest of the world	1,046	1,034	12	1%	2,583	2,153	430	20%
Percentage of total revenues	3%	3%			3%	3%
Total revenues	$35,277	$30,262	$5,015	17%	$70,230	$59,887	$10,343	17%

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
Revenues by Product Category			Increase/	Percent			Increase/	Percent
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Instruments(1)	$7,642	$6,553	$1,089	17%	$14,967	$12,830	$2,137	17%
Percentage of total revenues	22%	22%			21%	21%
Consumables(2)	25,309	20,983	4,326	21%	50,627	41,888	8,739	21%
Percentage of total revenues	72%	69%			72%	70%
Other products	1,936	1,807	129	7%	3,805	3,446	359	10%
Percentage of total revenues	5%	6%			6%	6%
Product sales, net	34,887	29,343	5,544	19%	69,399	58,164	11,235	19%
Percentage of total revenues	99%	97%			99%	97%
Development and licensing revenue	390	919	(529)	(58)%	831	1,723	(892)	(52)%
Percentage of total revenues	1%	3%			1%	3%
Total revenues	$35,277	$30,262	$5,015	17%	$70,230	$59,887	$10,343	17%
____________________________________________________________________
(1)	Instruments include chemistry analyzers, hematology instruments, coagulation analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, coagulation cartridges, i-STAT cartridges and canine heartworm rapid tests.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

North America.  During the three months ended September 30, 2010, total revenues in North America increased 19%, or $4.8 million, as compared to the three months ended September 30, 2009.  The change in total revenues in North America was attributed to the following:

•
Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) increased 40%, or $360,000, primarily due to an increase in units sold to distributors during the three months ended September 30, 2010.

•
Sales of our VetScan chemistry analyzers in North America increased 20%, or $347,000, primarily due to an increase in sales to distributors and the U.S government during the three months ended September 30, 2010.

•	Veterinary reagent discs sales in North America increased 8%, or $871,000, primarily due to higher average selling prices during the three months ended September 30, 2010.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased 10%, or $293,000, primarily attributed to an increase in units of VetScan hematology instruments sold due to increased selling activities during the three months ended September 30, 2010.

•
Total sales from our original equipment manufacturer (“OEM”) supplied products increased $3.2 million during the three months ended September 30, 2010 in North America as we began sales and marketing activities for our VetScan VSpro coagulation consumables and canine heartworm rapid tests in the fourth quarter of fiscal 2009 and for our VetScan i-STAT analyzers and related consumables in fiscal 2010.

•
Total revenues from development and licensing in North America decreased 58%, or $529,000, during the three months ended September 30, 2010, primarily based on the licensees’ use of our technology, which varies from period to period.

Europe.  During the three months ended September 30, 2010, total revenues in Europe increased 6%, or $249,000, as compared to the three months ended September 30, 2009.  The change in total revenues in Europe was attributed to the following:

•	Sales of our Piccolo chemistry analyzers in Europe increased 68%, or $212,000, primarily due to an increase in sales to distributors during the three months ended September 30, 2010.

•	Sales of our VetScan chemistry analyzers in Europe decreased 17%, or $142,000, primarily due to the timing of inventory purchases by a distributor during the three months ended September 30, 2010.

•	Veterinary reagent discs sales in Europe increased 7%, or $159,000, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers.

Significant concentration.  One distributor in the United States, DVM Resources, accounted for 10% of our total worldwide revenues during both of the three months ended September 30, 2010 and 2009.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009

North America.  During the six months ended September 30, 2010, total revenues in North America increased 17%, or $8.4 million, as compared to the six months ended September 30, 2009.  The change in total revenues in North America was attributed to the following:

•
Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) increased 35%, or $527,000, primarily due to an increase in units sold to distributors during the six months ended September 30, 2010.

•
Sales of our Piccolo chemistry analyzers to the U.S. government decreased 50%, or $528,000, primarily due to a decrease in the needs for our products in the first quarter of fiscal 2011, which were not predictable.

•
Sales of our VetScan chemistry analyzers in North America increased 18%, or $606,000, primarily due to higher average selling prices during the first three months of fiscal 2011 and an increase in sales to distributors and the U.S government during the three months ended September 30, 2010.

•
Medical reagent discs sales in North America (excluding the U.S. government) increased 7%, or $445,000, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers.

•	Veterinary reagent discs sales in North America increased 6%, or $1.3 million, primarily due to higher average selling prices during the six months ended September 30, 2010.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased 12%, or $655,000, during the six months ended September 30, 2010.  The increase was primarily attributed to (a) an increase in units of VetScan hematology instruments sold due to increased selling activities during the six months ended September 30, 2010 and (b) an increase in units of VetScan hematology reagent kits sold resulting from an expanded installed base of our Vetscan hematology instruments.

•
Total sales from our OEM supplied products increased $6.0 million during the six months ended September 30, 2010 in North America as we began sales and marketing activities for our VetScan VSpro coagulation consumables and canine heartworm rapid tests in the fourth quarter of fiscal 2009 and for our VetScan i-STAT analyzers and related consumables in fiscal 2010.

•
Total revenues from development and licensing in North America decreased 52%, or $892,000, during the six months ended September 30, 2010, primarily based on the licensees’ use of our technology, which varies from period to period.

Europe.  During the six months ended September 30, 2010, total revenues in Europe increased 17%, or $1.5 million, as compared to the six months ended September 30, 2009.  The change in total revenues in Europe was attributed to the following:

•	Sales of our Piccolo chemistry analyzers in Europe increased 106%, or $587,000, primarily due to an increase in sales to distributors during the six months ended September 30, 2010.

•	Sales of our VetScan chemistry analyzers in Europe decreased 19%, or $315,000, primarily due to the timing of inventory purchases by a distributor during the six months ended September 30, 2010.

•	Veterinary reagent discs sales in Europe increased 18%, or $845,000, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers.

Asia Pacific and rest of the world.  During the six months ended September 30, 2010, total revenues in Asia Pacific and rest of the world increased 20%, or $430,000, as compared to the six months ended September 30, 2010.  The change in total revenues in Asia Pacific and rest of the world was attributed to the following:

•
Total sales from our OEM supplied products increased $307,000 during the six months ended September 30, 2010 in Asia Pacific and rest of the world, primarily due to the commencement of sales and marketing activities for our VetScan i-STAT analyzers and related consumables in fiscal 2010.

Significant concentration. There were no distributors or direct customers that accounted for more than 10% of our total worldwide revenues during the six months ended September 30, 2010.  One distributor in the United States, DVM Resources, accounted for 10% of our total worldwide revenues during the six months ended September 30, 2009.

Segment Results

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table presents revenues, cost of revenues, gross profit and percent of revenues by operating segments for the three months ended September 30, 2010 and 2009 (in thousands, except percentages):

	Three Months Ended
	September 30,				Change
		Percent of		Percent of	Increase/	Percent
	2010	Revenues(1)	2009	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market	$6,857	100%	$6,345	100%	$512	8%
Percentage of total revenues	19%		21%
Veterinary Market	26,649	100%	21,684	100%	4,965	23%
Percentage of total revenues	76%		72%
Other(2)	1,771		2,233		(462)	(21)%
Percentage of total revenues	5%		7%
Total revenues	35,277		30,262		5,015	17%
Cost of revenues:
Medical Market	3,237	47%	2,723	43%	514	19%
Veterinary Market	11,143	42%	8,321	38%	2,822	34%
Other(2)	1,147		1,367		(220)	(16)%
Total cost of revenues	15,527		12,411		3,116	25%
Gross profit:
Medical Market	3,620	53%	3,622	57%	(2)	<(1)%
Veterinary Market	15,506	58%	13,363	62%	2,143	16%
Other(2)	624		866		(242)	(28)%
Gross profit	$19,750		$17,851		$1,899	11%
____________________________________________________________________
(1)	The percentages reported are based on our revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended September 30, 2010, total revenues in the medical market increased 8%, or $512,000, as compared to the three months ended September 30, 2009.  Components of the change were as follows:

Instruments.  Total revenues from Piccolo chemistry analyzers increased 28%, or $470,000, during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.  The changes were primarily attributed to (a) an increase in revenues in North America (excluding the U.S. government) of 40%, or $360,000, primarily due to an increase in units sold to distributors during the three months ended September 30, 2010, and (b) an increase in revenues in Europe of 68%, or $212,000, primarily due to an increase in sales to distributors during the three months ended September 30, 2010.

Consumables.  Total revenues from medical reagent discs increased 1%, or $42,000, during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment decreased $2,000, during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.  Gross profit percentages for the medical market segment during the three months ended September 30, 2010 and 2009 were 53% and 57%, respectively.  In absolute dollars, the decrease in gross profit for the medical market segment was primarily due to (a) lower average selling prices of Piccolo chemistry analyzers during the three months ended September 30, 2010, and (b) higher manufacturing costs on medical reagent discs during the three months ended September 30, 2010.  The decrease in gross profit was partially offset by an increase in units of Piccolo chemistry analyzers sold during the three months ended September 30, 2010.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended September 30, 2010, total revenues in the veterinary market increased 23%, or $5.0 million, as compared to the three months ended September 30, 2009.  Total revenues from veterinary instruments increased 13%, or $619,000, during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.  Total revenues from consumables in the veterinary market increased 26%, or $4.3 million, during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.  Components of the change were as follows:

•
Sales of our VetScan chemistry analyzers increased 8%, or $224,000, during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.  The increase in revenues was primarily attributed to an increase in revenues in North America of 20%, or $347,000, primarily due to an increase in sales to distributors and the U.S. government during the three months ended September 30, 2010.  The increase in revenues was partially offset by a decrease in revenues in Europe by 17%, or $142,000, primarily due to the timing of inventory purchases by a distributor during the three months ended September 30, 2010.

•
Total revenues from veterinary reagent discs increased 8%, or $1.1 million, during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.  The increase in revenues was primarily attributed to (a) an increase in revenues in North America of 8%, or $871,000, primarily due to higher average selling prices during the three months ended September 30, 2010, and (b) an increase in revenues in Europe of 7%, or $159,000, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers.

•
Total sales of our VetScan hematology instruments and hematology reagent kits increased 7%, or $239,000, during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.  The increase in revenues was primarily attributed to an increase in revenues in North America of 10%, or $293,000, which was primarily attributed to an increase in units of VetScan hematology instruments sold due to increased selling activities during the three months ended September 30, 2010.

•
Total sales from our OEM supplied products increased $3.4 million during the three months ended September 30, 2010, primarily in North America as we began sales and marketing activities for our VetScan VSpro coagulation consumables and canine heartworm rapid tests in the fourth quarter of fiscal 2009 and for our VetScan i-STAT analyzers and related consumables in fiscal 2010.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased 16%, or $2.1 million, during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.  Gross profit percentages for the veterinary market segment during the three months ended September 30, 2010 and 2009 were 58% and 62%, respectively.  In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) an increase in units of veterinary reagent discs sold and higher average selling prices of veterinary reagent discs during the three months ended September 30, 2010, (b) sales of our VetScan i-STAT analyzers and related consumables (launched in fiscal 2010), and (c) sales of our canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009).  As a percentage, the decrease in gross profit was primarily due to higher sales of VetScan i-STAT analyzers and related consumables, which have a lower gross margin contribution.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009

The following table presents revenues, cost of revenues, gross profit and percent of revenues by operating segments for the six months ended September 30, 2010 and 2009 (in thousands, except percentages):

	Six Months Ended
	September 30,				Change
		Percent of		Percent of	Increase/	Percent
	2010	Revenues(1)	2009	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market	$13,295	100%	$12,108	100%	$1,187	10%
Percentage of total revenues	19%		20%
Veterinary Market	53,467	100%	43,507	100%	9,960	23%
Percentage of total revenues	76%		73%
Other(2)	3,468		4,272		(804)	(19)%
Percentage of total revenues	5%		7%
Total revenues	70,230		59,887		10,343	17%
Cost of revenues:
Medical Market	6,206	47%	5,354	44%	852	16%
Veterinary Market	22,056	41%	17,038	39%	5,018	29%
Other(2)	2,434		2,489		(55)	(2)%
Total cost of revenues	30,696		24,881		5,815	23%
Gross profit:
Medical Market	7,089	53%	6,754	56%	335	5%
Veterinary Market	31,411	59%	26,469	61%	4,942	19%
Other(2)	1,034		1,783		(749)	(42)%
Gross profit	$39,534		$35,006		$4,528	13%
____________________________________________________________________

(1)	The percentages reported are based on our revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the six months ended September 30, 2010, total revenues in the medical market increased 10%, or $1.2 million, as compared to the six months ended September 30, 2009.  Components of the change were as follows:

Instruments.  Total revenues from Piccolo chemistry analyzers increased 15%, or $504,000, during the six months ended September 30, 2010, as compared to the six months ended September 30, 2009.  The changes were primarily attributed to (a) an increase in revenues in North America (excluding the U.S. government) of 35%, or $527,000, primarily due to an increase in units sold to distributors during the six months ended September 30, 2010, and (b) an increase in revenues in Europe of 106%, or $587,000, primarily due to an increase in sales to distributors during the six months ended September 30, 2010.  The increase in revenues was partially offset by a decrease in Piccolo chemistry analyzers sold to the U.S. government of 50%, or $528,000, primarily due to a decrease in the needs for our products in the first quarter of fiscal 2011, which were not predictable.

Consumables.  Total revenues from medical reagent discs increased 7%, or $574,000, during the six months ended September 30, 2010, as compared to the six months ended September 30, 2009.  The increase in revenues from medical reagent discs was primarily attributed to an increase in revenues in North America (excluding the U.S. government) of 7%, or $445,000, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased 5%, or $335,000, during the six months ended September 30, 2010, as compared to the six months ended September 30, 2009.  Gross profit percentages for the medical market segment during the six months ended September 30, 2010 and 2009 were 53% and 56%, respectively.  In absolute dollars, the increase in gross profit for the medical market segment was primarily due to an increase in units of Piccolo chemistry analyzers and medical reagent discs sold during the six months ended September 30, 2010, partially offset by lower average selling prices of medical reagent discs during the six months ended September 30, 2010.

Veterinary Market

Revenues for Veterinary Market Segment

During the six months ended September 30, 2010, total revenues in the veterinary market increased 23%, or $10.0 million, as compared to the six months ended September 30, 2009.  Total revenues from veterinary instruments increased 17%, or $1.6 million, during the six months ended September 30, 2010, as compared to the six months ended September 30, 2009.  Total revenues from consumables in the veterinary market increased 24%, or $8.2 million, during the six months ended September 30, 2010, as compared to the six months ended September 30, 2009.  Components of the change were as follows:

•
Sales of our VetScan chemistry analyzers increased 5%, or $286,000, during the six months ended September 30, 2010, as compared to the six months ended September 30, 2009.  The increase in revenues was primarily attributed to an increase in revenues in North America of 18%, or $606,000, primarily due to higher average selling prices of VetScan chemistry analyzers during the first three months of fiscal 2011 and an increase in sales to distributors and the U.S government during the three months ended September 30, 2010, partially offset by a decrease in revenues in Europe of 19%, or $315,000, primarily due to the timing of inventory purchases by a distributor during the six months ended September 30, 2010.

•
Total revenues from veterinary reagent discs increased 8%, or $2.2 million, during the six months ended September 30, 2010, as compared to the six months ended September 30, 2009.  The increase in revenues was primarily attributed to (a) an increase in revenues in North America of 6%, or $1.3 million, primarily due to higher average selling prices during the six months ended September 30, 2010, and (b) an increase in revenues in Europe of 18% or $845,000, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers.

•
Total sales from our OEM supplied products increased $6.5 million during the six months ended September 30, 2010, primarily in North America as we began sales and marketing activities for our VetScan VSpro coagulation consumables and canine heartworm rapid tests in the fourth quarter of fiscal 2009 and for our VetScan i-STAT analyzers and related consumables in fiscal 2010.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased 19%, or $4.9 million, during the six months ended September 30, 2010, as compared to the six months ended September 30, 2009.  Gross profit percentages for the veterinary market segment during the six months ended September 30, 2010 and 2009 were 59% and 61%, respectively.  In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) an increase in units of veterinary reagent discs sold and higher average selling prices of veterinary reagent discs during the six months ended September 30, 2010, (b) lower unit costs on VetScan hematology instruments during the six months ended September 30, 2010, (c) sales of our VetScan i-STAT analyzers and related consumables (launched in fiscal 2010), and (d) sales of our canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009).  As a percentage, the decrease in gross profit was primarily due to higher sales of VetScan i-STAT analyzers and related consumables, which have a lower gross margin contribution.

Cost of Revenues

The following sets forth our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Cost of revenues	$15,527	$12,411	$3,116	25%	$30,696	$24,881	$5,815	23%
Percentage of total revenues	44%	41%			44%	42%

Cost of revenues includes the costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The increase in cost of revenues, in absolute dollars, during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was primarily due to sales of our VetScan i-STAT analyzers and related consumables, as we began sales and marketing activities during fiscal 2010.  As a percentage of total revenues, the increase in cost of revenues during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was primarily due to a pricing promotion by our supplier of VetScan i-STAT consumables during the three months ended September 30, 2009.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009

The increase in cost of revenues, in absolute dollars, during the six months ended September 30, 2010, as compared to the six months ended September 30, 2009, was primarily due to sales of our VetScan i-STAT analyzers and related consumables, as we began sales and marketing activities during fiscal 2010.  As a percentage of total revenues, the increase in cost of revenues during the six months ended September 30, 2010, as compared to the six months ended September 30, 2009, was primarily due to a pricing promotion by our supplier of VetScan i-STAT consumables during the six months ended September 30, 2009.

Gross Profit

The following sets forth our gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Total gross profit	$19,750	$17,851	$1,899	11%	$39,534	$35,006	$4,528	13%
Total gross margin	56%	59%			56%	58%

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Gross profit during the three months ended September 30, 2010 increased 11%, or $1.9 million, as compared to the three months ended September 30, 2009, primarily due to the following:  (a) an increase in units of Piccolo chemistry analyzers sold during the three months ended September 30, 2010, (b) an increase in units of veterinary reagent discs sold and higher average selling prices of veterinary reagent discs during the three months ended September 30, 2010, (c) sales of our VetScan i-STAT analyzers and related consumables (launched in fiscal 2010), and (d) sales of our canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009).  The increase in gross profit was partially offset by (a) lower average selling prices of Piccolo chemistry analyzers during the three months ended September 30, 2010, and (b) higher manufacturing costs on medical reagent discs during the three months ended September 30, 2010.  As a percentage, the decrease in gross margin during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was primarily due to higher sales of VetScan i-STAT analyzers and related consumables, which have a lower gross margin contribution.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009

Gross profit during the six months ended September 30, 2010 increased 13%, or $4.5 million, as compared to the six months ended September 30, 2009, primarily due to the following:  (a) an increase in units of Piccolo chemistry analyzers and medical reagent discs sold during the six months ended September 30, 2010, (b) an increase in units of veterinary reagent discs sold and higher average selling prices of veterinary reagent discs during the six months ended September 30, 2010, (c) lower unit costs on VetScan hematology instruments during the six months ended September 30, 2010, (d) sales of our VetScan i-STAT analyzers and related consumables (launched in fiscal 2010), and (e) sales of our canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009).  The increase in gross profit was partially offset by lower average selling prices of medical reagent discs during the six months ended September 30, 2010.  As a percentage, the decrease in gross margin during the six months ended September 30, 2010, as compared to the six months ended September 30, 2009, was primarily due to higher sales of VetScan i-STAT analyzers and related consumables, which have a lower gross margin contribution.

Operating Expenses

Research and Development

The following sets forth our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Research and development expenses	$3,296	$2,594	$702	27%	$6,374	$5,167	$1,207	23%
Percentage of total revenues	9%	9%			9%	9%

Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products.

Three and Six Months Ended September 30, 2010 Compared to Three and Six Months Ended September 30, 2009

The increase in research and development expenses, in absolute dollars, during the three and six months ended September 30, 2010, as compared to the three and six months ended September 30, 2009, was primarily due to new product development and enhancement of existing products and clinical trials.  Research and development expenses are based on the project activities planned and the level of spending depends on budgeted expenditures.  The projects primarily relate to new product development in both the medical and veterinary markets and costs related to compliance with FDA regulations and clinical trials.  Share-based compensation expense during the three months ended September 30, 2010 and 2009 was $150,000 and $214,000, respectively, and during the six months ended September 30, 2010 and 2009 was $489,000 and $354,000, respectively.

We anticipate the dollar amount of research and development expenses to increase in fiscal 2011 from fiscal 2010 but remain consistent as a percentage of total revenues, as we develop new products for both the medical and veterinary markets.  There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful or cost effective.

Sales and Marketing

The following sets forth our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Sales and marketing expenses	$8,408	$7,582	$826	11%	$17,041	$13,942	$3,099	22%
Percentage of total revenues	24%	25%			24%	23%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

Three and Six Months Ended September 30, 2010 Compared to Three and Six Months Ended September 30, 2009

The increase in sales and marketing expenses, in absolute dollars, during the three and six months ended September 30, 2010, as compared to the three and six months ended September 30, 2009, was primarily due to personnel-related costs resulting from (a) an increase in headcount in various divisions, including sales and marketing, customer service and technical service, to support the growth in both our medical and veterinary markets and (b) an increase in commission and bonus expenses, which are based on the achievement of established goals.  Share-based compensation expense during the three months ended September 30, 2010 and 2009 was $280,000 and $304,000, respectively, and during the six months ended September 30, 2010 and 2009 was $774,000 and $549,000, respectively.

General and Administrative

The following sets forth our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
General and administrative expenses	$2,652	$2,689	$(37)	(1)%	$4,776	$5,187	$(411)	(8)%
Percentage of total revenues	8%	9%			7%	9%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting, human resources and legal.

Three and Six Months Ended September 30, 2010 Compared to Three and Six Months Ended September 30, 2009

The decrease in general and administrative expenses, in absolute dollars, during the six months ended September 30, 2010, as compared to the six months ended September 30, 2009, was primarily due to lower personnel-related costs resulting from a decrease in share-based compensation expense during the six months ended September 30, 2010 since forfeiture estimates were adjusted to reflect actual forfeitures when an award vests.  Share-based compensation expense during the three months ended September 30, 2010 and 2009 was $523,000 and $764,000, respectively, and during the six months ended September 30, 2010 and 2009 was $679,000 and $1.2 million, respectively.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net, for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		Change	September 30,		Change
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Interest and other income (expense), net	$757	$292	$465	$652	$806	$(154)

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents, investments and foreign currency exchange gains and losses.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The increase in interest and other income (expense), net, during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, was primarily attributed to favorable foreign currency exchange rates, compared to the same period in fiscal 2010.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009

The decrease in interest and other income (expense), net, during the six months ended September 30, 2010, as compared to the six months ended September 30, 2009, was primarily attributed to unfavorable foreign currency exchange rates in the first quarter of fiscal 2011, compared to the same period in fiscal 2010.

Income Tax Provision

The following sets forth our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income tax provision	$2,402	$2,081	$4,666	$4,563
Effective tax rate	39%	39%	39%	40%

Three and Six Months Ended September 30, 2010 Compared to Three and Six Months Ended September 30, 2009

During the three months ended September 30, 2010 and 2009, our income tax provision were $2.4 million, based on an effective tax rate of 39%, and $2.1 million, based on an effective tax rate of 39%, respectively.  During the six months ended September 30, 2010 and 2009, our income tax provision were $4.7 million, based on an effective tax rate of 39%, and $4.6 million, based on an effective tax rate of 40%, respectively.  The decrease in the effective tax rate during the six months ended September 30, 2010, as compared to the six months ended September 30, 2009, was primarily due to a decrease in non-deductible compensation expense during the six months ended September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and short-term and long-term investments at September 30, 2010 and March 31, 2010 were as follows (in thousands, except percentages):

	September 30,	March 31,
	2010	2010
Cash and cash equivalents	$40,650	$27,857
Short-term investments	31,293	32,343
Long-term investments	28,683	36,319
Total cash, cash equivalents and investments	$100,626	$96,519
Percentage of total assets	58%	58%

Cash Flow Changes

Cash provided by (used in) the six months ended September 30, 2010 and 2009 were as follows (in thousands):

	Six Months Ended
	September 30,
	2010	2009
Net cash provided by operating activities	$6,961	$13,236
Net cash provided by (used in) investing activities	6,770	(11,127)
Net cash (used in) provided by financing activities	(1,031)	134
Effect of exchange rate changes on cash and cash equivalents	93	99
Net increase in cash and cash equivalents	$12,793	$2,342

At September 30, 2010, we had net working capital of $105.9 million compared to $89.3 million at March 31, 2010.  Cash and cash equivalents at September 30, 2010 were $40.7 million compared to $27.9 million at March 31, 2010.  The increase in cash and cash equivalents during the six months ended September 30, 2010 was primarily due to net cash provided by operating activities of $7.0 million and proceeds from maturities and redemptions of investments of $43.9 million, partially offset by purchases of investments of $35.4 million and payments made for tax withholdings related to net share settlements of restricted stock units of $2.0 million.

Operating Activities

During the six months ended September 30, 2010, we generated $7.0 million in cash from operating activities, compared to $13.2 million during the six months ended September 30, 2009.  The cash provided by operating activities during the six months ended September 30, 2010 was primarily the result of net income of $7.3 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $2.2 million and share-based compensation expense of $2.2 million, partially offset by a decrease of $489,000 related to excess tax benefits from share-based awards.

Other changes in operating activities during the six months ended September 30, 2010 were as follows:

(i) Receivables, net increased by $1.2 million, from $23.7 million at March 31, 2010 to $24.9 million as of September 30, 2010, primarily due to higher sales during the quarter ended September 30, 2010.

(ii) Inventories decreased by $1.1 million, from $19.1 million at March 31, 2010 to $18.0 million as of September 30, 2010, primarily due to higher inventory purchases during the fourth quarter of fiscal 2010 to support future demand.

(iii) Prepaid expenses and other current assets increased by $719,000, from $1.6 million at March 31, 2010 to $2.3 million as of September 30, 2010, primarily due to a deposit to Diatron MI PLC for future purchases of hematology instruments and reagents.

(iv) Current net deferred tax assets decreased by $476,000, from $3.8 million at March 31, 2010 to $3.3 million as of September 30, 2010, primarily as a result of the utilization of California research and development tax credits carryovers.

(v) Accounts payable decreased by $3.9 million, from $9.4 million at March 31, 2010 to $5.5 million as of September 30, 2010, primarily due to the timing and payment of services and inventory purchases.

(vi) Total warranty reserves decreased by $492,000, resulting from a decrease in the current portion of warranty reserves of $385,000, from $1.2 million at March 31, 2010 to $798,000 as of September 30, 2010, and a decrease in the non-current portion of warranty reserves of $107,000, from $160,000 at March 31, 2010 to $53,000 as of September 30, 2010.  The net change in warranty reserves is based on (a) the number of instruments in standard warranty and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs.  During the six months ended September 30, 2010, total warranty reserves for instruments decreased based on both our historical experience and estimated product failure rates of instruments since we began taking steps to resolve manufacturing problems on blood chemistry analyzers, primarily related to quality control for key components that we obtain from our suppliers and to design issues of the key components required.

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

Investing Activities

Net cash provided by investing activities during the six months ended September 30, 2010 totaled $6.8 million, compared to net cash used in investing activities of $11.1 million during the six months ended September 30, 2009.  Changes in investing activities were as follows:

Investments.  Cash used to purchase investments in certificates of deposits, corporate bonds and U.S. agency securities totaled $35.4 million during the six months ended September 30, 2010.  Cash provided by proceeds from maturities and redemptions of investments in certificates of deposits, municipal bonds and U.S. agency securities totaled $43.9 million during the six months ended September 30, 2010.

Property and Equipment.  Cash used to purchase property and equipment totaled $1.7 million during the six months ended September 30, 2010, primarily to support (a) new product introduction, (b) increased capacity requirements in our production line and (c) increase in transfers of instruments from inventory and held for loan or evaluation or demonstration purposes to support our customer base.  We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business.

Financing Activities

Net cash used in financing activities during the six months ended September 30, 2010 totaled $1.0 million, primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $2.0 million, partially offset by proceeds from the exercise of stock options of $449,000 and excess tax benefits from share-based awards of $489,000.

Contractual Obligations

Facilities Lease.  In March 2010, we entered into the Fourth Amendment to Lease Agreement (the “Lease Amendment”) with Whipple Road Holdings, LLC, SFP Crossroads, LLC and Woodstock Bowers, LLC (collectively, the “Landlord”) related to our principal facilities in Union City, California.  Under the Lease Amendment, the lease term was extended from December 2010 to February 2021.  In connection with the Lease Amendment, our obligation to provide a letter of credit with Comerica Bank-California, which was secured by our line of credit, on our facilities terminated in April 2010 (see Note 7 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further information).  Additionally, pursuant to the Lease Amendment, the Landlord agreed to lease us certain expansion premises consisting of approximately 35,239 rentable square feet in Union City, California (the “Expansion Premises”).  In May 2010, the Landlord tendered possession of the Expansion Premises to us.  The monthly base rental rate for the Expansion Premises was abated for the first three months after May 2010 and thereafter increased to $0.80 per rentable square foot of the Expansion Premises ($28,191 per month).  The base rent for the Expansion Premises increases 3% on each anniversary of March 1 during the term of the lease.  As of September 30, 2010, the aggregate lease commitment on our principal facilities is approximately $14.8 million.

Purchase Commitments.  In October 2008, we entered into an original equipment manufacturing (“OEM”) agreement with Scandinavian Micro Biodevices APS (“SMB”) of Denmark to purchase coagulation analyzers and coagulation cartridges.  In the fourth quarter of fiscal 2009, we started marketing the products and, thereafter, upon achievement of certain milestones by SMB outlined in the agreement, we would be subject to the minimum purchase commitments under the OEM agreement.  These milestones have not yet been met and we are currently purchasing coagulation analyzers and coagulation cartridges on a purchase order basis, but all such purchases will count towards the minimum purchase obligations if and when they are triggered.

In July 2010, we entered into a development and supply equipment agreement with Diatron MI PLC (“Diatron”) of Hungary to purchase Diatron hematology instruments.  Under the agreement, we are committed to purchase a minimum number of hematology instruments on an annual basis during the calendar years 2010 and 2011.  At September 30, 2010, our remaining outstanding commitment due is approximately $4.0 million.  In September 2010, we paid a deposit of $1.0 million to Diatron MI PLC for future purchases of hematology instruments and reagents, which was recorded in prepaid expenses and other currents assets on the condensed consolidated balance sheet as of September 30, 2010.  The commitment amount to Diatron MI PLC is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end.  Since the exchange rate can fluctuate in the future, the commitment amount in absolute dollars will change accordingly.

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

In exchange for the license rights, we (i) paid an up-front license fee of $5.0 million to Inverness in January 2009, (ii) agreed to pay royalties during the term of the agreement, based solely on sales of products in a jurisdiction country covered by valid and unexpired claims in that jurisdiction under the licensed Inverness patent rights, and (iii) agreed to pay a yearly minimum license fee of between $500,000 to $1.0 million per year, which fee will be creditable against any royalties due during such calendar year.  The royalties, if any, are payable through the date of the expiration of the last valid patent licensed under the agreement that includes at least one claim in a jurisdiction covering products we sell in that jurisdiction.  The yearly minimum fees became payable starting in fiscal 2011 for so long as we desire to maintain exclusivity under the agreement.

Line of Credit.  Through July 2010, we had a line of credit with Comerica Bank-California which provided for borrowings of up to $2.0 million.  In July 2010, we terminated our line of credit with Comerica Bank-California for which we had no outstanding balance due.

Contingencies

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On July 12, 2010, Cepheid filed its answer and certain counterclaims seeking a finding of non-infringement and invalidity of the asserted patents and payment of attorney’s fees spent on the litigation due to alleged bad faith in the filing of the litigation.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of September 30, 2010, we have not recorded accrued litigation and related expenses related to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.

We are involved from time to time in various litigation matters in the normal course of business.  Other than as described above, we believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

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

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk.  At September 30, 2010, our short-term investments totaled $31.3 million, consisting of certificates of deposits and corporate bonds, and our long-term investments totaled $28.7 million, consisting of certificates of deposits, corporate bonds, municipal bonds and U.S. agency securities.

We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at September 30, 2010 until maturity and therefore, we believe we have no material exposure to interest rate risk.  A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at September 30, 2010 indicated that such market movement would not have a material effect on our business, operating results or financial condition.  We have not experienced any significant loss on our investment portfolio during either fiscal 2010 or during the six months ended September 30, 2010.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments.  In the event we do enter into such transactions in the future, such items will be accounted for in accordance with the Financial Accounting Standards Board Accounting Standards Codification 815, “Derivatives and Hedging.”

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

For our sales denominated in local currencies, we are exposed to foreign currency exchange rate fluctuations on revenues and collection of receivables.  To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses.  Similarly, our cost of revenues and operating expenses will increase if the U.S. dollar weakens against the Euro currency.

Other than the foregoing, there have been no material changes in our market risk during the three months ended September 30, 2010 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Item 4T.  Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On July 12, 2010, Cepheid filed its answer and certain counterclaims seeking a finding of non-infringement and invalidity of the asserted patents and payment of attorney’s fees spent on the litigation due to alleged bad faith in the filing of the litigation.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of September 30, 2010, we have not recorded accrued litigation and related expenses related to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.

We are involved from time to time in various litigation matters in the normal course of business.  Other than as described above, we believe that the ultimate resolution of these matters will not have a material effect on our financial position or results of operations. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Item 1A.  Risk Factors

RISK FACTORS THAT MAY AFFECT OUR PERFORMANCE

Our future performance is subject to a number of risks. If any of the following risks actually occur, our business could be harmed and the trading price of our common stock could decline.

When used in these risk factors, the words “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “future,” “intends,” “may,” “might,” “plans,” “projects,” “will” and similar expressions identify forward-looking statements.  Our actual results could differ materially from those that we project in the forward-looking statements as a result of factors that we have set forth throughout this document as well as additional risks not presently known to us or that we currently believe are immaterial that may also significantly impair our business operations.

In evaluating our business, you should carefully consider the following risks in addition to the other information in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 as filed with the Securities and Exchange Commission on June 14, 2010.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  It is not possible to predict or identify all such factors and, therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

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

We are not able to accurately predict our sales in future quarters.  Our revenue in the medical and veterinary markets is derived primarily by selling to distributors who resell our products to the ultimate user.  While we are better able to predict sales of our reagent discs, as we sell these discs primarily for use with blood chemistry analyzers that we sold in prior periods, we generally are unable to predict with much certainty sales of our blood chemistry analyzers, as we typically sell our blood chemistry analyzers to new users.  Accordingly, our sales in any one quarter or period are not indicative of our sales in any future period.

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

The sales cycle for our products can fluctuate, which may cause revenue and operating results to vary significantly from period to period.  We believe this fluctuation is due primarily to (i) seasonal patterns in the decision making processes by our independent distributors and direct customers, (ii) inventory or timing considerations by our distributors and (iii) on the purchasing requirements of the U.S. Government to acquire our products.  Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful.

In the future, our periodic operating results may vary significantly depending on, but not limited to, a number of factors, including:

•	new product announcements made by us or our competitors;

•	changes in our pricing structures or the pricing structures of our competitors;

•	our ability to develop, introduce and market new products on a timely basis;

•	our manufacturing capacities and our ability to increase the scale of these capacities;

•	the mix of product sales between our instruments and our consumable products;

•	the amount we spend on research and development; and

•	changes in our strategy.

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

•
Blood Chemistry Analyzer Components:  Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of vendors, including certain components from a single-source supplier, Hamamatsu Corporation and UDT Sensors (a division of OSI Optoelectronics).  Our analyzers also use a printer that is primarily made by Seiko North America Corporation.  The loss of the supply of any of these components could force us to redesign our blood chemistry analyzers.

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

As of September 30, 2010, 50 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 31 patents have been issued and 27 patents are currently active.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On July 12, 2010, Cepheid filed its answer and certain counterclaims seeking a finding of non-infringement and invalidity of the asserted patents and payment of attorney’s fees spent on the litigation due to alleged bad faith in the filing of the litigation.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of September 30, 2010, we have not recorded accrued litigation and related expenses related to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.

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

In the United States medical market, we depend on a few distributors for our Piccolo products.  We entered into formal distribution agreements with the following distributors to sell and market Piccolo chemistry analyzers and medical reagent discs:  Henry Schein’s Medical Group, McKesson Medical-Surgical Inc., and PSS World Medical, Inc.  We depend on these distributors to assist us in promoting market acceptance of our Piccolo chemistry analyzers.  The loss of any of these distributors would have a materially negative impact on our operating results and financial condition.

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

We rely on relationships with partners and other third parties that license our technologies and pay us royalties on sales of their products.  Failure to maintain these relationships, poor performance by these companies or disputes with these companies could negatively impact our business.

We rely on collaborative relationships with other companies for revenues resulting from royalties payable by these third parties in connection with technologies that they license from us.  For example, we entered into a license agreement with Cepheid in fiscal 2006 to license a portion of our patent portfolio covering lyophilization technology.  Under the agreement, Cepheid paid us royalties based on sales of Cepheid products using the licensed technology.  On October 1, 2010, we terminated the entire license as to all or any of Cepheid products due to Cepheid’s discontinuation of license royalty payments.  As a result of this license termination, we expect that our development and licensing revenue will be adversely and materially impacted.  If other third parties fail to perform under license agreement or generate royalties to the level of our expectations, our operating results may be harmed. In addition, reliance on collaborative relationships poses a number of risks, including the risk that;

•	we may not be able to control the amount and timing of resources that our collaborators may devote to products from which we derive royalties;

•	disputes may arise with respect to the ownership of rights to technology developed with our partners;

•	disagreements with our partners could cause delays in, or termination of, the research, development or commercialization of products or result in litigation or arbitration;

•	contracts with our partners may fail to provide significant protection or may fail to be effectively enforced if one of these partners fails to perform;

•	should a partner fail to develop or commercialize products based on technologies we may license, we may not receive any future payments or any royalties for the technologies or products;

•	collaborative arrangements are often terminated or allowed to expire, such as our former license with Cepheid, which would adversely impact our royalty revenues; and

•	our corporate partners may be unable to pay us, particularly in light of current economic conditions.

Given these risks, there is a great deal of uncertainty regarding the success of our current and future collaborative efforts.

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

Competition in the human and veterinary diagnostic markets is intense.  Our principal competitors in the human diagnostic market are Alere (formerly Inverness Medical Technologies), Alfa Wassermann S.P.A., i-STAT Corporation (which was purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.), Kodak (DT60 analyzer), Polymedco, Inc. and F. Hoffman-La Roche (Reflotron system).  Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation.  Many of our competitors have significantly larger product lines to offer and greater financial and other resources than we do.  In particular, many of our competitors have large sales forces and well-established distribution channels.  Consequently, we must develop our distribution channels and significantly expand our direct sales force in order to compete in these markets.  Additionally, in the future, we may pursue strategic opportunities in the veterinary market, such as provide reference laboratory specialty testing services for Abaxis customers.  As a result, we may incur significant expenses in exploring this and other future opportunities, for which the outcome is uncertain.  Pursuing these and other strategic opportunities could materially impact our operating results and financial condition in the future.

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

As of September 30, 2010, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 26 reagent tests that we have on 14 reagent discs.  We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures.  These new test products are crucial for our continued success in the human medical market.  If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States until we provide additional information to the FDA and gain premarket clearance.  The inability to market a new product during this time could harm our future sales.

APHIS Licensure of Veterinary Biologics

On October 8, 2009, we announced that we received licensure of our canine heartworm antigen (“CHW”) test utilizing a rotor-based assay system consisting of eleven other important canine health determinations from the Animal and Plant Health Inspection Service (“APHIS”).  The CHW diagnostic product is regulated as a veterinary biologic under the Virus, Serum, and Toxin Act of 1913.  Veterinary biologics are licensed as are their manufacturing facilities.  Products are subject to extensive testing to establish their purity, safety, potency, and efficacy.  Licensed biologics are also required to be prepared in accordance with a filed Outline of Production, among other requirements.  Failure to comply with APHIS licensure or post-marketing approval requirements can result in the inability to obtain product or establishment licenses or cause the revocation or suspension of such licenses.

We are currently developing additional tests that will be subject to APHIS licensure as veterinary biologics.  If we do not receive licensure for these additional tests, we will not be able to market those products in the United States, which could also harm our sales and financial condition.

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

In accordance with Accounting Standards Codification 718, “Compensation-Stock Compensation,” issued by the Financial Accounting Standards Board, we measure all share-based payments to employees using a fair-value-based method and we record such expense in our results of operations.  The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.  Such value is recognized as an expense, net of an estimated forfeiture rate, over the corresponding requisite service period.  Since fiscal 2007, we have granted restricted stock unit awards annually to employees based on the following time-based vesting schedule over a four-year period:  five percent vesting after the first year; additional ten percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment.  Since we began granting restricted stock units as part of our share-based compensation program in fiscal 2007, share-based compensation expense related to restricted stock units had a material impact on our earnings per share and on our consolidated financial statements and we expect that it will continue to adversely impact our reported results of operations, particularly in the fourth year of vesting for the restricted stock unit awarded to employees.  As of September 30, 2010, our unrecognized compensation expense related to restricted stock unit awards granted to employees and directors to date totaled $17.2 million, which is expected to be recognized over a weighted average service period of 2.46 years.

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

We are subject to increasingly complex requirements from legislation requiring companies to evaluate internal control over financial reporting.

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

Our determination of our tax liability is subject to review by applicable tax authorities.  Any adverse outcome of such a review could have an adverse effect on our operating results and financial condition.  In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment including our determination of whether a valuation allowance against deferred tax assets is required.  Although we believe our estimates and judgments are reasonable, the ultimate tax outcome may differ from the amounts recorded in our consolidated financial statements and may materially affect our financial results in the period or periods for which such determination is made.

Our stock price is highly volatile and investing in our stock involves a high degree of risk, which could result in substantial losses for investors.

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future.  During the quarter ended September 30, 2010, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $17.74 to $23.10 per share and the closing sale price for our quarter ended September 30, 2010 was $23.10 per share.  During the last eight fiscal quarters ended September 30, 2010, our stock price closed at a high of $29.22 per share on September 16, 2009 and a low of $10.28 per share on October 27, 2008.  Many factors may affect the market price of our common stock, including:

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

ABAXIS, INC.
(Registrant)

Date: November 9, 2010	BY:	/s/ Clinton H. Severson

Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2010	BY:	/s/ Alberto R. Santa Ines

Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)