Form 10-Q
period 2010-12-31
ABAXIS INC
filed 2011-02-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No ☒

As of February 7, 2011, there were 22,518,000 shares of the Registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q

For the Quarter Ended December 31, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
 (In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues	$35,906	$31,005	$106,136	$90,892
Cost of revenues	16,097	12,709	46,793	37,590
Gross profit	19,809	18,296	59,343	53,302
Operating expenses:
Research and development	2,947	2,835	9,321	8,002
Sales and marketing	8,208	7,486	25,249	21,428
General and administrative	2,820	2,552	7,596	7,739
Total operating expenses	13,975	12,873	42,166	37,169
Income from operations	5,834	5,423	17,177	16,133
Interest and other income (expense), net	46	(11)	698	795
Income before income tax provision	5,880	5,412	17,875	16,928
Income tax provision	2,045	1,982	6,711	6,545
Net income	$3,835	$3,430	$11,164	$10,383
Net income per share:
Basic net income per share	$0.17	$0.16	$0.50	$0.47
Diluted net income per share	$0.17	$0.15	$0.49	$0.46
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,398,000	22,035,000	22,309,000	22,002,000
Weighted average common shares outstanding - diluted	22,872,000	22,617,000	22,795,000	22,549,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	December 31,	March 31,
	2010	2010
ASSETS
Current assets:
Cash and cash equivalents	$43,556	$27,857
Short-term investments	31,982	32,343
Receivables (net of allowances of $314 at December 31, 2010 and $446 at March 31, 2010)	25,271	23,714
Inventories	19,588	19,067
Prepaid expenses and other current assets	5,249	1,588
Net deferred tax assets, current	2,731	3,773
Total current assets	128,377	108,342
Long-term investments	29,023	36,319
Property and equipment, net	16,949	15,544
Intangible assets, net	4,169	4,600
Net deferred tax assets, non-current	2,701	2,935
Other assets	112	76
Total assets	$181,331	$167,816

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,595	$9,404
Accrued payroll and related expenses	5,163	5,615
Accrued taxes	250	400
Other accrued liabilities	1,408	1,256
Deferred revenue	955	1,157
Warranty reserve	772	1,183
Total current liabilities	16,143	19,015
Non-current liabilities:
Deferred rent	375	163
Deferred revenue	1,766	1,359
Warranty reserve	95	160
Total non-current liabilities	2,236	1,682
Commitments and contingencies (Note 8)
Shareholders' equity:
Preferred stock, no par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value; 35,000,000 shares authorized; 22,515,000 and 22,112,000 shares issued and outstanding at December 31, 2010 and at March 31, 2010, respectively	129,719	125,050
Retained earnings	33,233	22,069
Total shareholders' equity	162,952	147,119
Total liabilities and shareholders' equity	$181,331	$167,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$11,164	$10,383
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,326	3,768
Investment premium amortization	343	118
Net loss on disposals of property and equipment	5	32
Net gain on foreign exchange translation	(59)	(60)
Share-based compensation expense	3,547	3,713
Excess tax benefits from share-based awards	(1,908)	(838)
Provision for deferred income taxes	980	1,698
Changes in assets and liabilities:
Receivables, net	(1,576)	232
Inventories	(1,250)	(3,079)
Prepaid expenses and other current assets	(1,983)	(795)
Other assets	(36)	(52)
Accounts payable	(1,804)	3,670
Accrued payroll and related expenses	(452)	980
Accrued taxes	294	264
Other accrued liabilities	152	159
Deferred rent	212	(137)
Deferred revenue	205	(44)
Warranty reserve	(476)	(679)
Net cash provided by operating activities	10,684	19,333

Cash flows from investing activities:
Purchases of available-for-sale investments	-	(3,030)
Purchases of held-to-maturity investments	(49,547)	(41,212)
Proceeds from redemptions of available-for-sale investments	-	3,000
Proceeds from maturities and redemptions of held-to-maturity investments	56,861	21,897
Purchases of property and equipment	(3,559)	(1,819)
Net cash provided by (used in) investing activities	3,755	(21,164)

Cash flows from financing activities:
Proceeds from the exercise of stock options	1,288	455
Tax withholdings related to net share settlements of restricted stock units	(2,004)	(441)
Excess tax benefits from share-based awards	1,908	838
Net cash provided by financing activities	1,192	852

Effect of exchange rate changes on cash and cash equivalents	68	24
Net increase (decrease) in cash and cash equivalents	15,699	(955)
Cash and cash equivalents at beginning of period	27,857	49,237
Cash and cash equivalents at end of period	$43,556	$48,282

Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$5,849	$4,874

Supplemental disclosure of non-cash flow information:
Transfers of equipment between inventory and property and equipment, net	$746	$1,323
Net change in capitalized share-based compensation	$17	$60
Common stock withheld for employee taxes in connection with share-based compensation	$2,004	$441

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

Principles of Consolidation.  The accompanying unaudited condensed consolidated financial statements as of and for the three and nine month periods ended December 31, 2010 include the accounts of Abaxis and our wholly-owned subsidiary, Abaxis Europe GmbH.  Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation.  We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods.  The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the three and nine month periods ended December 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2011 or for any interim or future period.

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

Significant Accounting Policies.  The significant accounting policies used in preparation of these condensed consolidated financial statements are consistent with those disclosed in our Annual Report on Form 10-K for the year ended March 31, 2010 filed with the SEC on June 14, 2010, and have not changed significantly as of December 31, 2010.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

In October 2009, the Financial Accounting Standards Board (the “FASB”) issued amendments to the accounting standard addressing multiple-deliverable revenue arrangements.  The amendments provide guidance in addressing how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting.  In an arrangement with multiple deliverables, the delivered items shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis.  Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis; and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor.  These amendments are effective for the Company beginning on April 1, 2011.  We are currently evaluating the impact of adopting these amendments on our consolidated financial position, results of operations and cash flows.

NOTE 3.  INVESTMENTS

The following table summarizes short-term and long-term investments by major security type (in thousands):

	December 31, 2010	March 31, 2010
	Amortized Cost	Amortized Cost
Short-term investments
Held-to-maturity:
Certificates of deposits	$13,330	$15,767
Corporate bonds	12,616	10,549
Municipal bonds	6,036	6,027
Total short-term investments in held-to-maturity	$31,982	$32,343
Long-term investments
Held-to-maturity:
Certificates of deposits	$250	$6,562
Corporate bonds	10,153	5,720
Municipal bonds	5,620	3,407
U.S. agency securities	13,000	20,630
Total long-term investments in held-to-maturity	$29,023	$36,319

For our short-term and long-term investments classified as held-to-maturity as of December 31, 2010, we had unrecognized holding gain and (loss) of $133,000 and $(98,000), respectively.  The amortized cost of our investments approximates their fair value.  As of December 31, 2010 and March 31, 2010, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity and we had no unrealized gain (loss) on investments. Redemptions in accordance with the callable provisions of the U.S. agency securities during the three months ended December 31, 2010, and 2009, were $5.5 million and $1.4 million, respectively, and during the nine months ended December 31, 2010 and 2009, were $36.1 million and $1.4 million, respectively.

The contractual maturities of short-term and long-term investments as of December 31, 2010 and March 31, 2010, are as follows (in thousands):

	December 31, 2010	March 31, 2010
Investments	Fair Value	Fair Value
Due in less than one year	$31,982	$32,343
Due in 1 to 4 years	29,023	36,319
Total investments	$61,005	$68,662

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of December 31, 2010 and March 31, 2010 (in thousands):

	As of December 31, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$3,794	$-	$-	$3,794
Total assets at fair value	$3,794	$-	$-	$3,794

	As of March 31, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,618	$-	$-	$4,618
Total assets at fair value	$4,618	$-	$-	$4,618

Our Level 1 financial assets are cash equivalents, comprised of money market mutual funds, which are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash.  The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.  As of December 31, 2010 and March 31, 2010, we did not have any Level 2 or Level 3 financial assets or liabilities measured at fair value on a recurring basis.

NOTE 5.  INVENTORIES

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market.  Components of inventories were as follows (in thousands):

	December 31,	March 31,
	2010	2010
Raw materials	$8,129	$8,936
Work-in-process	3,106	3,421
Finished goods	8,353	6,710
Inventories	$19,588	$19,067

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

During the three and nine months ended December 31, 2010, we recorded an adjustment to pre-existing warranties of $150,000 and $714,000, respectively, which reduced our warranty reserves and our cost of revenues, based on both a decrease in our historical experience as to product failures and our judgment of a decrease in estimated product failure rates of instruments.

Reagent Discs.  We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated.  The warranty cost includes the replacement costs and freight of a defective reagent disc.  During the three and nine months ended December 31, 2010, the provision for warranty expense related to replacement of defective reagent discs was $147,000 and $338,000, respectively.  The balance of accrued warranty reserve related to replacement of defective reagent discs at December 31, 2010 and 2009 was $401,000 and $325,000, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs.  However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three and nine months ended December 31, 2010 and 2009 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Balance at beginning of period	$851	$2,228	$1,343	$2,297
Provision for warranty expense	319	198	729	599
Warranty costs incurred	(153)	(140)	(491)	(610)
Adjustment to pre-existing warranties	(150)	(668)	(714)	(668)
Balance at end of period	867	1,618	867	1,618
Non-current portion of warranty reserve	95	245	95	245
Current portion of warranty reserve	$772	$1,373	$772	$1,373

NOTE 7.  LINE OF CREDIT

Through July 2010, we had a line of credit with Comerica Bank-California which provided for borrowings of up to $2.0 million.  In July 2010, we terminated our line of credit with Comerica Bank-California for which we had no outstanding balance due.  In connection with our amended facilities lease agreement in March 2010 (as more fully described in Note 8), our obligation to provide a letter of credit on our facilities of $97,000, which was secured by our line of credit, terminated in April 2010.

NOTE 8.  COMMITMENTS AND CONTINGENCIES

Facilities Lease.  In March 2010, we entered into the Fourth Amendment to Lease Agreement (the “Lease Amendment”) with Whipple Road Holdings, LLC, SFP Crossroads, LLC and Woodstock Bowers, LLC (collectively, the “Landlord”) related to our principal facilities in Union City, California.  Under the Lease Amendment, the lease term was extended from December 2010 to February 2021.  In connection with the Lease Amendment, our obligation to provide a letter of credit with Comerica Bank-California on our facilities, which was secured by our line of credit, terminated in April 2010 (see Note 7 for additional information).  Additionally, pursuant to the Lease Amendment, the Landlord agreed to lease us certain expansion premises consisting of approximately 35,239 rentable square feet in Union City, California (the “Expansion Premises”).  In May 2010, the Landlord tendered possession of the Expansion Premises to us.  The monthly base rental rate for the Expansion Premises was abated for the first three months after May 2010 and thereafter increased to $0.80 per rentable square foot of the Expansion Premises ($28,191 per month).  The base rent for the Expansion Premises increases 3% on each anniversary of March 1 during the term of the lease.  As of December 31, 2010, the aggregate lease commitment on our principal facilities is approximately $14.5 million.

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

In July 2010, we entered into a development and supply equipment agreement with Diatron MI PLC (“Diatron”) of Hungary to purchase Diatron hematology instruments.  Under the agreement, we committed to purchase a minimum number of hematology instruments on an annual basis during the calendar years 2010 and 2011.  At December 31, 2010, our total remaining outstanding commitment due is approximately $2.5 million.  Furthermore, at December 31, 2010, we prepaid $820,000 to Diatron for future purchases of hematology instruments and reagents, which was recorded in prepaid expenses and other currents assets on the condensed consolidated balance sheet.  The commitment amount to Diatron is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end.  Since the exchange rate can fluctuate in the future, the commitment amount in absolute dollars will change accordingly.

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

Litigation. On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its answer and certain counterclaims seeking a finding of non-infringement, unenforceability and invalidity of the asserted patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of December 31, 2010, we had not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.

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

NOTE 9.  SHARE-BASED COMPENSATION

In accordance with ASC 718, “Compensation-Stock Compensation,” we recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors.  The following table summarizes total share-based compensation expense recognized for share-based awards during the three and nine months ended December 31, 2010 and 2009, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Cost of revenues	$168	$107	$475	$243
Research and development	195	235	684	589
Sales and marketing	365	335	1,139	884
General and administrative	570	771	1,249	1,997
Share-based compensation expense before income taxes	1,298	1,448	3,547	3,713
Income tax benefit	(476)	(473)	(1,327)	(1,211)
Total share-based compensation expense after income taxes	$822	$975	$2,220	$2,502
Net impact of share-based compensation on:
Basic net income per share	$0.04	$0.04	$0.10	$0.11
Diluted net income per share	$0.04	$0.04	$0.10	$0.11

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees.  Capitalized share-based compensation costs at December 31, 2010 and 2009 were $111,000 and $93,000, respectively, which were included in inventories on our condensed consolidated balance sheets.

Cash Flow Impact

The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards.  Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable.  Excess tax benefits classified as a financing cash inflow for the three months ended December 31, 2010 and 2009 were $1.4 million and $487,000, respectively, and for the nine months ended December 31, 2010 and 2009 were $1.9 million and $838,000, respectively.

Equity Compensation Plans

Our share-based compensation plans are described below.

2005 Equity Incentive Plan.  Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended our 1998 Stock Option Plan.  The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants.  On October 27, 2010, our shareholders approved an amendment to the Equity Incentive Plan to (i) increase the aggregate number of shares of common stock reserved for issuance under the Equity Incentive Plan by 500,000 shares, (ii) clarify that we may continue to grant performance cash awards under the Equity Incentive Plan and (iii) reapprove the Internal Revenue Code Section 162(m) performance criteria and award limits of the Equity Incentive Plan to permit us to continue to grant awards to key officers that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code.  As of December 31, 2010, the Equity Incentive Plan provides for the issuance of a maximum of 5,886,000 shares, of which 638,000 shares of common stock were then available for future issuance.

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

1992 Outside Directors’ Stock Option Plan.  Under our 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors.  Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant.  Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service.  The Directors Plan provided for the issuance of a maximum of 250,000 shares.  As of December 31, 2010, all outstanding options under the Directors Plan were fully vested and fully exercisable and no shares of common stock were available for future issuance because the time period for granting options expired in June 2002 in accordance with the terms of the Directors Plan.

Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Stock Options

Prior to April 1, 2006, we granted stock options to employees, with an exercise price equal to the closing market price of our common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment with the Company.  In addition, prior to April 1, 2006, we granted stock options to non-employee directors with an exercise price equal to the closing market price of our common stock on the date of grant and became exercisable over a period of one year based on monthly vesting terms, conditional on continuous service to the Company.  There were no stock options granted since the beginning of fiscal 2007 and we did not grant stock options during the three and nine months ended December 31, 2010.

We used the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006.  The fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach.  We have recognized compensation expense during the requisite service period of the stock option.  As of December 31, 2010, we had no unrecognized compensation expense related to stock options granted.

Stock Option Activity

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2010 and the changes during the nine-month period then ended:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2010	720,000	$9.15
Granted	-	-
Exercised	(242,000)	5.31
Canceled or forfeited	-	-
Outstanding at December 31, 2010	478,000	$11.10	2.47	$7,534
Vested and expected to vest at December 31, 2010	478,000	$11.10	2.47	$7,534
Exercisable at December 31, 2010	478,000	$11.10	2.47	$7,534

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of December 31, 2010, that would have been received by the option holders had all option holders exercised their stock options as of that date.  Total intrinsic value of stock options exercised during the three months ended December 31, 2010 and 2009 was $3.9 million and $368,000, respectively, and during the nine months ended December 31, 2010 and 2009 was $5.0 million and $1.0 million, respectively.  Cash proceeds from stock options exercised during the three months ended December 31, 2010 and 2009 were $839,000 and $250,000, respectively, and during the nine months ended December 31, 2010 and 2009 were $1.3 million and $455,000, respectively.

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

Certain restricted stock unit awards granted to employees in fiscal 2007 were subject to accelerated vesting upon achieving certain performance-based milestones.  To date, none of the performance-based milestones required for acceleration, related to the fiscal 2007 grants, have been achieved.  Additionally, the Compensation Committee of our Board of Directors (the “Compensation Committee”), in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of the restricted stock unit held by a participant upon such conditions and to such extent as determined by the Compensation Committee.  Our Board of Directors has adopted an executive change in control severance plan, which it may terminate or amend at any time, that provides that awards granted to executive officers will accelerate fully on a change of control.  The vesting of non-employee director awards granted under the Equity Incentive Plan automatically will also accelerate in full upon a change in control.

The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.  Such value is recognized as an expense over the corresponding requisite service period.  The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited.  The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.  As of December 31, 2010, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $16.0 million, which is expected to be recognized over a weighted average service period of 2.22 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the nine months ended December 31, 2010:

	Number of Shares	Weighted Average Grant Date Fair Value(1)
Unvested at March 31, 2010	864,000	$21.57
Granted	330,000	24.43
Vested(2)	(243,000)	23.42
Canceled or forfeited	(12,000)	23.26
Unvested at December 31, 2010	939,000	$22.07
____________________________________________________________________

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during the three months ended December 31, 2010 and 2009 was $118,000 and $52,000, respectively, and during the nine months ended December 31, 2010 and 2009 was $5.9 million and $1.3 million, respectively.  The total grant date fair value of restricted stock units vested during the three months ended December 31, 2010 and 2009 was $129,000 and $63,000, respectively, and during the nine months ended December 31, 2010 and 2009 was $5.7 million and $1.8 million, respectively.

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Numerator:
Net income	$3,835	$3,430	$11,164	$10,383
Denominator:
Weighted average common shares outstanding - basic	22,398,000	22,035,000	22,309,000	22,002,000
Weighted average effect of dilutive securities:
Stock options	297,000	404,000	312,000	399,000
Restricted stock units	177,000	178,000	174,000	148,000
Weighted average common shares outstanding - diluted	22,872,000	22,617,000	22,795,000	22,549,000
Net income per share:
Basic net income per share	$0.17	$0.16	$0.50	$0.47
Diluted net income per share	$0.17	$0.15	$0.49	$0.46

Stock options are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options is greater than the average market price of our common stock during the period because the inclusion of these stock options would be antidilutive to net income per share.  During the three and nine months ended December 31, 2010 and 2009, there were no stock options excluded from the computation of diluted weighted average shares outstanding.

We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Weighted average number of shares underlying antidilutive restricted stock units	58,000	68,000	269,000	64,000

NOTE 11.  INCOME TAXES

During the three months ended December 31, 2010 and 2009, our income tax provision was $2.0 million, based on an effective tax rate of 35%, and $2.0 million, based on an effective tax rate of 37%, respectively.  During the nine months ended December 31, 2010 and 2009, our income tax provision was $6.7 million, based on an effective tax rate of 38%, and $6.5 million, based on an effective tax rate of 39%, respectively.  The decrease in the effective tax rate during the three and nine months ended December 31, 2010, as compared to the three and nine months ended December 31, 2009, was primarily due to an increase in tax benefits for federal qualified production activities and an increase in federal research and development tax credits net of an expense recognized as a result of a decrease in California deferred tax assets due to a change in tax law impacting California apportionment during the three and nine months ended December 31, 2010.

We did not have any unrecognized tax benefits as of December 31, 2010 or December 31, 2009.  During the three and nine months ended December 31, 2010 and 2009, we did not recognize any interest or penalties related to unrecognized tax benefits.

NOTE 12.  COMPREHENSIVE INCOME

The following is a summary of comprehensive income for the three and nine months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income	$3,835	$3,430	$11,164	$10,383
Other comprehensive income:
Change in unrealized gain (loss) on investments, net of tax	-	3	-	-
Comprehensive income	$3,835	$3,433	$11,164	$10,383

NOTE 13.  SEGMENT REPORTING INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

We develop, manufacture, market and sell portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.  We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments.  We manage our business on the basis of the following two reportable segments:  (i) the medical market and (ii) the veterinary market, which segments are based on the products sold by market and customer group.  Each reportable segment has similar manufacturing processes, technology and shared infrastructures.  The accounting policies for segment reporting are the same as for the Company as a whole.  We do not segregate assets by segments since our chief operating decision maker, or decision making group, do not use assets as a basis to evaluate a segment’s performance.

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

Veterinary Market

In the veterinary market reportable segment, we serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories.  The products manufactured and sold in this segment primarily consist of VetScan chemistry analyzers and veterinary reagent discs.  We also sell OEM supplied products in this segment consisting of VetScan hematology instruments and related reagent kits, VetScan VSpro coagulation and specialty analyzers and related consumables (launched in our fourth quarter of fiscal 2009), canine heartworm rapid tests (launched in our fourth quarter of fiscal 2009), and VetScan i-STAT analyzers (launched in our second quarter of fiscal 2010) and related VetScan i-STAT consumables (launched in our first quarter of fiscal 2010).

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for the three and nine months ended December 31, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Revenues:
Medical Market	$8,126	$5,172	$21,421	$17,280
Veterinary Market	26,283	23,889	79,750	67,396
Other(1)	1,497	1,944	4,965	6,216
Total revenues	35,906	31,005	106,136	90,892
Cost of revenues:
Medical Market	3,721	2,020	9,927	7,374
Veterinary Market	11,153	9,458	33,209	26,496
Other(1)	1,223	1,231	3,657	3,720
Total cost of revenues	16,097	12,709	46,793	37,590
Gross profit:
Medical Market	4,405	3,152	11,494	9,906
Veterinary Market	15,130	14,431	46,541	40,900
Other(1)	274	713	1,308	2,496
Gross profit	$19,809	$18,296	$59,343	$53,302
____________________________________________________________________

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 14.  REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product category (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenues by Product Category	2010	2009	2010	2009
Instruments(1)	$9,289	$8,461	$24,256	$21,291
Consumables(2)	24,509	20,105	75,136	61,993
Other products	1,753	1,569	5,558	5,015
Product sales, net	35,551	30,135	104,950	88,299
Development and licensing revenue	355	870	1,186	2,593
Total revenues	$35,906	$31,005	$106,136	$90,892
____________________________________________________________________

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro coagulation and specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro coagulation and specialty cartridges, i-STAT cartridges and canine heartworm rapid tests.

The following is a summary of revenues by geographic region based on customer location (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenues by Geographic Region	2010	2009	2010	2009
North America	$30,068	$24,907	$87,385	$73,792
Europe	4,508	4,855	14,838	13,704
Asia Pacific and rest of the world	1,330	1,243	3,913	3,396
Total revenues	$35,906	$31,005	$106,136	$90,892

Significant Concentrations

Revenues from significant customers as a percentage of total revenues were as follows:

		Three Months Ended		Nine Months Ended
	Geographical	December 31,		December 31,
Distributor	Location	2010	2009	2010	2009
Walco International, Inc., d/b/a DVM Resources	United States	<10%	12%	<10%	11%

During the three and nine months ended December 31, 2010, there were no distributors or direct customers that accounted for more than 10% of our total worldwide revenues.

At December 31, 2010, one distributor in the United States accounted for 14% of our total receivables balance.  At December 31, 2009, one distributor in the United States accounted for 17% of our total receivables balance.

NOTE 15.  SUBSEQUENT EVENTS

On January 26, 2011, we entered into a Master Technical Testing Services Agreement with the Kansas State University and K-State Diagnostic and Analytical Services Inc., or KDAS/VDL.  Pursuant to this agreement, KDAS/VDL, which is affiliated with Kansas State University, will perform certain diagnostic services at our request on a fee-for-services basis.  We intend to offer these diagnostic services, along with other diagnostic and laboratory services, to clients as part of the Abaxis Veterinary Reference Laboratory, or AVRL, that we are currently in the process of establishing.  The initial term of the agreement is five years and may be extended for additional periods if the parties desire to do so.  We have the right to terminate the agreement at any time on advance written notice, and Kansas State University and KDAS/VDL have a limited right to terminate the agreement under certain circumstances.

In connection with the Master Technical Testing Services Agreement, we also entered into a Master Agreement with two entities affiliated with Kansas State University, the National Institute for Strategic Technology Acquisition and Commercialization, or NISTAC, and the Kansas State University Research Foundation, or KSURF.  Pursuant to the Master Agreement, we issued to NISTAC a warrant to purchase 10,000 shares of our common stock at an exercise price of $3.00 per share, and will be obligated to issue an additional warrant to purchase 20,000 shares of our common stock with an exercise price of $3.00 per share on the date that we first receive samples from a paying customer for which the KDAS/VDL could have performed one or more of the veterinary diagnostic and laboratory testing and related services contemplated by the Master Technical Testing Services Agreement.  Each warrant vests at a rate of 20% annually from its issuance date and has a term of five years.  In addition, under the Master Agreement, we will pay royalties on AVRL sales to KSURF for ten years.  If the Master Technical Testing Services Agreement expires or is terminated early, the royalty obligations will continue for the full ten year period, but at a reduced rate.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect our current views with respect to future events and financial performance.  In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might,” and similar expressions identify forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, in Part II, Item 1A of this report and in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), that could cause actual results to differ materially from historical results or those anticipated.  Such risks and uncertainties include, but are not limited to, those related to losses or system failures with respect to our facilities or manufacturing operations, fluctuations in quarterly operating results, dependence on sole suppliers, the market acceptance of our products and the continuing development of our products, United States Food and Drug Administration (“FDA”) clearance and other government approvals, risks associated with manufacturing and distributing our products on a commercial scale, free of defects, risks related to the introduction of new instruments manufactured by third parties, risks associated with competing in the human diagnostic market, risks related to the protection of our intellectual property or claims of infringement of intellectual property asserted by third parties, risks related to condition of the United States economy and other risks detailed under “Risk Factors” in this Quarterly Report on Form 10-Q.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We assume no obligation to update any forward-looking statements as circumstances change.

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

In September 2007, we introduced a veterinary hematology instrument under the name VetScan HM5.  The VetScan HM5 offers a 22-parameter complete blood count (CBC) analysis, including a five-part differential cell counter specifically designed for veterinary applications.  In May 2004, we introduced a veterinary hematology instrument that offers an 18-parameter CBC analysis, including a three-part white blood cell differential, marketed originally as the VetScan HMII, and is now referred to as the VetScan HM2.  We currently purchase the hematology instruments from Diatron MI PLC (“Diatron”) of Budapest, Hungary.  Through April 2004, we marketed a veterinary hematology instrument under the name VetScan HMT.  We continue to support and service our current population of VetScan HM5, VetScan HM2, VetScan HMII and VetScan HMT hematology instruments.  We also market reagent kits to be used with our hematology instruments which we currently purchase from two suppliers:  Clinical Diagnostic Solutions, Inc. and Diatron.

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

In January 2009, we introduced a veterinary coagulation and specialty analyzer under the name VetScan VSpro.  The VetScan VSpro assists in the diagnosis and evaluation of suspected bleeding disorders, toxicity/poisoning, evaluation of disseminated intravascular coagulation, hepatic disease and in monitoring therapy and the progression of disease states.  The point-of-care coagulation analyzer is offered with a combination assay (PT/aPTT test cartridge) for canine testing.  In December 2010, we introduced the VetScan VSpro Fibrinogen Test, to provide quantitative in-vitro determination of fibrinogen levels in equine platelet poor plasma from a citrated stabilized whole blood sample.  The VetScan VSpro Fibrinogen Test is designed for use with the VSpro coagulation and specialty analyzer.  We currently purchase the coagulation and specialty analyzers and related cartridges from Scandinavian Micro Biodevices APS of Farum, Denmark.

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

Royalties are typically based on licensees’ net sales of products that utilize our technology and are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured, such as upon the receipt of a royalty statement from the licensee.  Our royalty revenue depends on the licensees’ use of our technology, and therefore, may vary from period to period and impact our revenues during a quarter.  On June 28, 2010, we notified Cepheid that Cepheid breached its license agreement with us due to Cepheid’s discontinuation of license royalty payments.  On October 1, 2010, we informed Cepheid that the breach had not been cured, and we terminated the entire license, as to all or any Cepheid products.  As a result of the license termination, we expect that our development and licensing revenue will be adversely and materially impacted in our consolidated financial statements during the fourth quarter of our fiscal 2011, for our fiscal year ending March 31, 2011 and in the foreseeable future.

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

Fair Value Measurements.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date.  The Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy are described below:

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  As of December 31, 2010, we used Level 1 assumptions for our cash equivalents, which are traded in an active market.  The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active.  Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.  As of December 31, 2010, we did not have any Level 2 financial assets or liabilities measured at fair value on a recurring basis.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.  As of December 31, 2010, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date.  At December 31, 2010, our short-term investments totaled $32.0 million and our long-term investments totaled $29.0 million, which were classified as held-to-maturity and carried at amortized cost.

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

As of December 31, 2010, our current portion of warranty reserves for instruments and reagent discs totaled $772,000 and our non-current portion of warranty reserves for instruments totaled $95,000, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty and estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc.

Each quarter, we reevaluate our estimate of warranty reserves, including our assumptions.  During the three and nine months ended December 31, 2010, we recorded an adjustment to pre-existing warranties of $150,000 and $714,000, respectively, which reduced our warranty reserves and our cost of revenues, based on both a decrease in our historical experience as to product failures and our judgment of a decrease in estimated product failure rates of instruments.  We began experiencing a decrease in the estimated product failure rates since we began taking steps to resolve manufacturing problems on blood chemistry analyzers primarily from fiscal 2008 related to quality control for key components that we obtain from our suppliers and to design issues of the key components required and accordingly, starting in the third quarter of fiscal 2010, we recorded adjustments to our estimated accrual for warranty exposure based on our quarterly evaluation of service experience.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes.  For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement.  Significant judgment is required to evaluate uncertain tax positions.  At December 31, 2010 and 2009, we had no uncertain tax positions.  Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.  During the three and nine months ended December 31, 2010 and 2009, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of income, and at December 31, 2010 and 2009, we had no accrued interest or penalties.

Share-Based Compensation Expense.  We recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors.

There were no stock options granted since the beginning of fiscal 2007 and we did not grant stock options during the three and nine months ended December 31, 2010.  For stock options granted prior to March 31, 2006, we use the Black-Scholes option pricing model to determine the fair value.  Determining the appropriate fair value model and calculating the fair value of share-based awards requires highly subjective assumptions, including risk-free interest rate, expected stock price volatility, expected term and expected dividends.

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

Share-based compensation expense resulted in a material impact on our earnings per share and on our condensed consolidated financial statements for fiscal 2010 and during the three and nine months ended December 31, 2010.  The impact of share-based compensation expense on our condensed consolidated financial results is disclosed in Note 9, “Share-Based Compensation” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.  We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future.

RESULTS OF OPERATIONS

Abaxis develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.  We operate in two segments:  (i) the medical market and (ii) the veterinary market.  See “Segment Results” in this section for a detailed discussion.

Total Revenues

Revenues by Geographic Region and by Product Category.  Revenues by geographic region based on customer location and revenues by product category during the three and nine months ended December 31, 2010 and 2009 were as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
Revenues by Geographic Region	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
North America	$30,068	$24,907	$5,161	21%	$87,385	$73,792	$13,593	18%
Percentage of total revenues	84%	80%			82%	81%
Europe	4,508	4,855	(347)	(7)%	14,838	13,704	1,134	8%
Percentage of total revenues	13%	16%			14%	15%
Asia Pacific and rest of the world	1,330	1,243	87	7%	3,913	3,396	517	15%
Percentage of total revenues	3%	4%			4%	4%
Total revenues	$35,906	$31,005	$4,901	16%	$106,136	$90,892	$15,244	17%

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
Revenues by Product Category	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Instruments(1)	$9,289	$8,461	$828	10%	$24,256	$21,291	$2,965	14%
Percentage of total revenues	26%	27%			23%	23%
Consumables(2)	24,509	20,105	4,404	22%	75,136	61,993	13,143	21%
Percentage of total revenues	68%	65%			71%	68%
Other products	1,753	1,569	184	12%	5,558	5,015	543	11%
Percentage of total revenues	5%	5%			5%	6%
Product sales, net	35,551	30,135	5,416	18%	104,950	88,299	16,651	19%
Percentage of total revenues	99%	97%			99%	97%
Development and licensing revenue	355	870	(515)	(59)%	1,186	2,593	(1,407)	(54)%
Percentage of total revenues	1%	3%			1%	3%
Total revenues	$35,906	$31,005	$4,901	16%	$106,136	$90,892	$15,244	17%
____________________________________________________________________

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro coagulation and specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro coagulation and specialty cartridges, i-STAT cartridges and canine heartworm rapid tests.

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

North America.  During the three months ended December 31, 2010, total revenues in North America increased 21%, or $5.2 million, as compared to the three months ended December 31, 2009.  The change in total revenues in North America was attributed to the following:

•
Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) increased 59%, or $450,000, primarily due to an increase in units sold to distributors resulting from higher sales to end users during the three months ended December 31, 2010.

•
Sales of our Piccolo chemistry analyzers to the U.S. government increased $741,000, primarily due to an increase in the needs for our products during the three months ended December 31, 2010, which were not predictable.

•
Sales of our VetScan chemistry analyzers in North America decreased 16%, or $448,000, primarily due to inventory stock adjustments by distributors during the three months ended December 31, 2010 as a result of lower sales to end users due to a slow economy.

•
Medical reagent discs sales in North America (excluding the U.S. government) increased 43%, or $1.1 million, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers.

•
Medical reagent discs sales to the U.S. government increased 142%, or $474,000, primarily due to an increase in the needs for our products during the three months ended December 31, 2010, which were not predictable.

•	Veterinary reagent discs sales in North America increased 16%, or $1.5 million, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased 31%, or $917,000, primarily attributed to (a) an increase in units of VetScan hematology instruments sold due to lower average selling prices, and (b) an increase in units of VetScan hematology reagent kits sold resulting from an expanded installed base of our VetScan hematology instruments.

•
Total sales from our original equipment manufacturer (“OEM”) supplied products in North America increased 21%, or $699,000, during the three months ended December 31, 2010, primarily due to the commencement of sales and marketing activities for our VetScan i-STAT analyzers (launched in the second quarter of fiscal 2010) and related VetScan i-STAT consumables (launched in the first quarter of fiscal 2010).

•
Total revenues from development and licensing in North America decreased 59%, or $515,000, during the three months ended December 31, 2010, primarily based on the licensees’ decreased use of our technology, which varies from period to period.  On June 28, 2010, we notified Cepheid that Cepheid breached its license agreement with us due to Cepheid’s discontinuation of license royalty payments.  On October 1, 2010, we informed Cepheid that the breach had not been cured, and we terminated the entire license, as to all or any Cepheid products.  For further information, see Note 8 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Europe.  During the three months ended December 31, 2010, total revenues in Europe decreased 7%, or $347,000, as compared to the three months ended December 31, 2009.  The change in total revenues in Europe was attributed to the following:

•	Sales of our VetScan chemistry analyzers in Europe decreased 36%, or $355,000, primarily due to the timing of inventory purchases by a distributor during the three months ended December 31, 2010.

•	Medical reagent discs sales in Europe increased 23%, or $110,000, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers.

•
Veterinary reagent discs sales in Europe decreased 8%, or $194,000, primarily due to lower inventory stock needs by a distributor during the three months ended December 31, 2010, resulting from a new warehouse distribution channel setup in Germany by our subsidiary, Abaxis Europe GmbH, during fiscal 2011 to provide customer support in a more timely manner.

Significant concentration. There were no distributors or direct customers that accounted for more than 10% of our total worldwide revenues during the three months ended December 31, 2010.  One distributor in the United States, DVM Resources, accounted for 12% of our total worldwide revenues during the three months ended December 31, 2009.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009

North America.  During the nine months ended December 31, 2010, total revenues in North America increased 18%, or $13.6 million, as compared to the nine months ended December 31, 2009.  The change in total revenues in North America was attributed to the following:

•
Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) increased 43%, or $977,000, primarily due to an increase in units sold to distributors resulting from higher sales to end users during the nine months ended December 31, 2010.

•
Medical reagent discs sales in North America (excluding the U.S. government) increased 18%, or $1.6 million, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers.

•
Medical reagent discs sales to the U.S. government increased 39%, or $505,000, primarily due to an increase in the needs for our products during the third quarter of fiscal 2011, which were not predictable.

•
Veterinary reagent discs sales in North America increased 9%, or $2.8 million, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers and higher average selling prices during the nine months ended December 31, 2010.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased 19%, or $1.6 million, primarily attributed to (a) an increase in units of VetScan hematology instruments sold due to lower average selling prices, and (b) an increase in units of VetScan hematology reagent kits sold resulting from an expanded installed base of our VetScan hematology instruments.

•
Total sales from our OEM supplied products in North America increased 106%, or $6.7 million, during the nine months ended December 31, 2010, primarily due to the commencement of sales and marketing activities for our VetScan VSpro coagulation and specialty analyzers and related consumables (launched in the fourth quarter of fiscal 2009), canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009), and VetScan i-STAT analyzers (launched in the second quarter of fiscal 2010) and related VetScan i-STAT consumables (launched in the first quarter of fiscal 2010).

•
Total revenues from development and licensing in North America decreased 54%, or $1.4 million, during the nine months ended December 31, 2010, primarily based on the licensees’ decreased use of our technology, which varies from period to period.  On June 28, 2010, we notified Cepheid that Cepheid breached its license agreement with us due to Cepheid’s discontinuation of license royalty payments.  On October 1, 2010, we informed Cepheid that the breach had not been cured, and we terminated the entire license, as to all or any Cepheid products.  For further information, see Note 8 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Europe.  During the nine months ended December 31, 2010, total revenues in Europe increased 8%, or $1.1 million, as compared to the nine months ended December 31, 2009.  The change in total revenues in Europe was attributed to the following:

•	Sales of our Piccolo chemistry analyzers in Europe increased 60%, or $611,000, primarily due to an increase in sales to distributors during the first and second quarters of fiscal 2011.

•
Sales of our VetScan chemistry analyzers in Europe decreased 25%, or $670,000, primarily due to lower inventory purchases by a distributor during the nine months ended December 31, 2010, resulting from a slow economy and a new warehouse distribution channel setup in Germany by our subsidiary, Abaxis Europe GmbH, during fiscal 2011 to provide customer support in a more timely manner.

•	Medical reagent discs sales in Europe increased 14%, or $224,000, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers.

•	Veterinary reagent discs sales in Europe increased 9%, or $651,000, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers.

•
Total sales from our OEM supplied products in Europe increased $305,000 during the nine months ended December 31, 2010, primarily due to the commencement of sales and marketing activities for our VetScan i-STAT analyzers (launched in the second quarter of fiscal 2010) and related VetScan i-STAT consumables (launched in the first quarter of fiscal 2010).

Asia Pacific and rest of the world.  During the nine months ended December 31, 2010, total revenues in Asia Pacific and rest of the world increased 15%, or $517,000, as compared to the nine months ended December 31, 2009.  The change in total revenues in Asia Pacific and rest of the world was attributed to the following:

•
Veterinary reagent discs sales in Asia Pacific and rest of the world increased 13%, or $207,000, primarily due to an increase in units sold to distributors during the nine months ended December 31, 2010.

•
Total sales from our OEM supplied products in Asia Pacific and rest of the world increased $369,000 during the nine months ended December 31, 2010, primarily due to the commencement of sales and marketing activities for our VetScan i-STAT analyzers (launched in the second quarter of fiscal 2010) and related VetScan i-STAT consumables (launched in the first quarter of fiscal 2010).

Significant concentration. There were no distributors or direct customers that accounted for more than 10% of our total worldwide revenues during the nine months ended December 31, 2010.  One distributor in the United States, DVM Resources, accounted for 11% of our total worldwide revenues during the nine months ended December 31, 2009.

Segment Results

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

The following table presents revenues, cost of revenues, gross profit and percent of revenues by operating segments for the three months ended December 31, 2010 and 2009 (in thousands, except percentages):

	Three Months Ended
	December 31,				Change
	2010	Percent of Revenues(1)	2009	Percent of Revenues(1)	Increase/ (Decrease)	Percent Change
Revenues:
Medical Market	$8,126	100%	$5,172	100%	$2,954	57%
Percentage of total revenues	23%		17%
Veterinary Market	26,283	100%	23,889	100%	2,394	10%
Percentage of total revenues	73%		77%
Other(2)	1,497		1,944		(447)	(23)%
Percentage of total revenues	4%		6%
Total revenues	35,906		31,005		4,901	16%
Cost of revenues:
Medical Market	3,721	46%	2,020	39%	1,701	84%
Veterinary Market	11,153	42%	9,458	40%	1,695	18%
Other(2)	1,223		1,231		(8)	(1)%
Total cost of revenues	16,097		12,709		3,388	27%
Gross profit:
Medical Market	4,405	54%	3,152	61%	1,253	40%
Veterinary Market	15,130	58%	14,431	60%	699	5%
Other(2)	274		713		(439)	(62)%
Gross profit	$19,809		$18,296		$1,513	8%
____________________________________________________________________

(1)	The percentages reported are based on our revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended December 31, 2010, total revenues in the medical market increased 57%, or $3.0 million, as compared to the three months ended December 31, 2009.  Components of the change were as follows:

Instruments.  Total revenues from Piccolo chemistry analyzers increased 79%, or $1.2 million, during the three months ended December 31, 2010, as compared to the three months ended December 31, 2009.  The changes were primarily attributed to (a) an increase in revenues in North America (excluding the U.S. government) of 59%, or $450,000, primarily due to an increase in units sold to distributors resulting from higher sales to end users during the three months ended December 31, 2010, and (b) an increase in Piccolo chemistry analyzers sold to the U.S. government of $741,000, primarily due to an increase in the needs for our products during the three months ended December 31, 2010, which were not predictable.

Consumables.  Total revenues from medical reagent discs increased 50%, or $1.7 million, during the three months ended December 31, 2010, as compared to the three months ended December 31, 2009. The changes were primarily attributed to (a) an increase in revenues in North America (excluding the U.S. government) of 43%, or $1.1 million, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers, (b) an increase in medical reagent discs sold to the U.S. government of 142%, or $474,000, primarily due to an increase in the needs for our products during the three months ended December 31, 2010, which were not predictable, and (c) an increase in revenues in Europe of 23%, or $110,000, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased 40%, or $1.3 million, during the three months ended December 31, 2010, as compared to the three months ended December 31, 2009.  Gross profit percentages for the medical market segment during the three months ended December 31, 2010 and 2009 were 54% and 61%, respectively.  In absolute dollars, the increase in gross profit for the medical market segment was primarily due to an increase in units of Piccolo chemistry analyzers and medical reagent discs sold during the three months ended December 31, 2010.  The increase in gross profit was partially offset by higher manufacturing costs on medical reagent discs during the three months ended December 31, 2010.  As a percentage, the decrease in gross profit was primarily due to an adjustment to pre-existing warranties during the three months ended December 31, 2009.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended December 31, 2010, total revenues in the veterinary market increased 10%, or $2.4 million, as compared to the three months ended December 31, 2009.  Total revenues from veterinary instruments decreased 5%, or $327,000, during the three months ended December 31, 2010, as compared to the three months ended December 31, 2009.  Total revenues from consumables in the veterinary market increased 16%, or $2.7 million, during the three months ended December 31, 2010, as compared to the three months ended December 31, 2009.  Components of the change were as follows:

•
Sales of our VetScan chemistry analyzers decreased 23%, or $941,000, during the three months ended December 31, 2010, as compared to the three months ended December 31, 2009.  The decrease in revenues was primarily attributed to (a) a decrease in revenues in North America of 16%, or $448,000, primarily due to inventory stock adjustments by distributors during the three months ended December 31, 2010 as a result of lower sales to end users due to a slow economy, and (b) a decrease in revenues in Europe of 36%, or $355,000, primarily due to the timing of inventory purchases by a distributor during the three months ended December 31, 2010.

•
Total revenues from veterinary reagent discs increased 12%, or $1.5 million, during the three months ended December 31, 2010, as compared to the three months ended December 31, 2009.  The increase in revenues was primarily attributed to an increase in revenues in North America of 16%, or $1.5 million, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers, partially offset by a decrease in revenues in Europe of 8%, or $194,000, primarily due to lower inventory stock needs by a distributor during the three months ended December 31, 2010, resulting from a new warehouse distribution channel setup in Germany by our subsidiary, Abaxis Europe GmbH, during fiscal 2011 to provide customer support in a more timely manner.

•
Total sales of our VetScan hematology instruments and hematology reagent kits increased 29%, or $968,000, during the three months ended December 31, 2010, as compared to the three months ended December 31, 2009.  The increase in revenues was primarily attributed to an increase in revenues in North America of 31%, or $917,000, due to (a) an increase in units of VetScan hematology instruments sold due to lower average selling prices, and (b) an increase in units of VetScan hematology reagent kits sold resulting from an expanded installed base of our VetScan hematology instruments.

•
Total sales from our OEM supplied products increased 25%, or $841,000, during the three months ended December 31, 2010, primarily in North America due to the commencement of sales and marketing activities for our VetScan i-STAT analyzers (launched in the second quarter of fiscal 2010) and related VetScan i-STAT consumables (launched in the first quarter of fiscal 2010).

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased 5%, or $699,000, during the three months ended December 31, 2010, as compared to the three months ended December 31, 2009.  Gross profit percentages for the veterinary market segment during the three months ended December 31, 2010 and 2009 were 58% and 60%, respectively.  In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to an increase in units of veterinary reagent discs and hematology reagent kits sold during the three months ended December 31, 2010.  The increase in gross profit was partially offset by (a) a decrease in units of VetScan chemistry analyzers sold during the three months ended December 31, 2010, and (b) higher manufacturing costs on veterinary reagent discs during the three months ended December 31, 2010.  As a percentage, the decrease in gross profit was primarily due to higher relative sales of VetScan i-STAT analyzers and related consumables, which have a lower gross margin contribution.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009

The following table presents revenues, cost of revenues, gross profit and percent of revenues by operating segments for the nine months ended December 31, 2010 and 2009 (in thousands, except percentages):

	Nine Months Ended
	December 31,				Change
	2010	Percent of Revenues(1)	2009	Percent of Revenues(1)	Increase/ (Decrease)	Percent Change
Revenues:
Medical Market	$21,421	100%	$17,280	100%	$4,141	24%
Percentage of total revenues	20%		19%
Veterinary Market	79,750	100%	67,396	100%	12,354	18%
Percentage of total revenues	75%		74%
Other(2)	4,965		6,216		(1,251)	(20)%
Percentage of total revenues	5%		7%
Total revenues	106,136		90,892		15,244	17%
Cost of revenues:
Medical Market	9,927	46%	7,374	43%	2,553	35%
Veterinary Market	33,209	42%	26,496	39%	6,713	25%
Other(2)	3,657		3,720		(63)	(2)%
Total cost of revenues	46,793		37,590		9,203	24%
Gross profit:
Medical Market	11,494	54%	9,906	57%	1,588	16%
Veterinary Market	46,541	58%	40,900	61%	5,641	14%
Other(2)	1,308		2,496		(1,188)	(48)%
Gross profit	$59,343		$53,302		$6,041	11%
____________________________________________________________________

(1)	The percentages reported are based on our revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the nine months ended December 31, 2010, total revenues in the medical market increased 24%, or $4.1 million, as compared to the nine months ended December 31, 2009.  Components of the change were as follows:

Instruments.  Total revenues from Piccolo chemistry analyzers increased 35%, or $1.7 million, during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009.  The changes were primarily attributed to (a) an increase in revenues in North America (excluding the U.S. government) of 43%, or $977,000, primarily due to an increase in units sold to distributors resulting from higher sales to end users during the nine months ended December 31, 2010, and (b) an increase in revenues in Europe of 60%, or $611,000, primarily due to an increase in sales to distributors during the first and second quarters of fiscal 2011.

Consumables.  Total revenues from medical reagent discs increased 19%, or $2.3 million, during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009.  The increase in revenues from medical reagent discs was primarily attributed to (a) an increase in revenues in North America (excluding the U.S. government) of 18%, or $1.6 million, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers, (b) an increase in medical reagent discs sold to the U.S. government of 39%, or $505,000, primarily due to an increase in the needs for our products during the third quarter of fiscal 2011, which were not predictable, and (c) an increase in revenues in Europe of 14%, or $224,000, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased 16%, or $1.6 million, during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009.  Gross profit percentages for the medical market segment during the nine months ended December 31, 2010 and 2009 were 54% and 57%, respectively.  In absolute dollars, the increase in gross profit for the medical market segment was primarily due to an increase in units of Piccolo chemistry analyzers and medical reagent discs sold during the nine months ended December 31, 2010.

Veterinary Market

Revenues for Veterinary Market Segment

During the nine months ended December 31, 2010, total revenues in the veterinary market increased 18%, or $12.4 million, as compared to the nine months ended December 31, 2009.  Total revenues from veterinary instruments increased 8%, or $1.3 million, during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009.  Total revenues from consumables in the veterinary market increased 22%, or $10.8 million, during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009.  Components of the change were as follows:

•
Sales of our VetScan chemistry analyzers decreased 7%, or $655,000, during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009.  The decrease in revenues was primarily attributed to a decrease in revenues in Europe of 25%, or $670,000, primarily due to lower inventory purchases by a distributor during the nine months ended December 31, 2010, resulting from a slow economy and a new warehouse distribution channel setup in Germany by our subsidiary, Abaxis Europe GmbH, during fiscal 2011 to provide customer support in a more timely manner.

•
Total revenues from veterinary reagent discs increased 9%, or $3.7 million, during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009.  The increase in revenues was primarily attributed to (a) an increase in revenues in North America of 9%, or $2.8 million, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers and higher average selling prices during the nine months ended December 31, 2010, (b) an increase in revenues in Europe of 9%, or $651,000, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers, and (c) an increase in revenues in Asia Pacific and rest of the world of 13%, or $207,000, primarily due to an increase in units sold to distributors during the nine months ended December 31, 2010.

•
Total sales of our VetScan hematology instruments and hematology reagent kits increased 18%, or $1.8 million, during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009.  The increase in revenues was primarily attributed to an increase in revenues in North America of 19%, or $1.6 million, due to (a) an increase in units of VetScan hematology instruments sold due to lower average selling prices, and (b) an increase in units of VetScan hematology reagent kits sold resulting from an expanded installed base of our VetScan hematology instruments.

•
Total sales from our OEM supplied products increased 114%, or $7.3 million, during the nine months ended December 31, 2010, primarily in North America due to the commencement of sales and marketing activities for our VetScan VSpro coagulation and specialty analyzers and related consumables (launched in the fourth quarter of fiscal 2009), canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009), and VetScan i-STAT analyzers (launched in the second quarter of fiscal 2010) and related VetScan i-STAT consumables (launched in the first quarter of fiscal 2010).

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased 14%, or $5.6 million, during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009.  Gross profit percentages for the veterinary market segment during the nine months ended December 31, 2010 and 2009 were 58% and 61%, respectively.  In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) an increase in units of veterinary reagent discs sold and higher average selling prices of veterinary reagent discs during the nine months ended December 31, 2010, (b) an increase in units of hematology instruments and hematology reagent kits sold during the nine months ended December 31, 2010, and (c) sales of our VetScan i-STAT analyzers and related consumables.  The increase in gross profit was partially offset by higher unit costs from our supplier of VetScan i-STAT consumables during the nine months ended December 31, 2010, primarily due to a pricing promotion during the nine months ended December 31, 2009.  As a percentage, the decrease in gross profit was primarily due to higher relative sales of VetScan i-STAT analyzers and related consumables, which have a lower gross margin contribution.

Cost of Revenues

The following sets forth our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Cost of revenues	$16,097	$12,709	$3,388	27%	$46,793	$37,590	$9,203	24%
Percentage of total revenues	45%	41%			44%	41%

Cost of revenues includes the costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

The increase in cost of revenues, in absolute dollars, during the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was primarily due to an increase in sales of our Piccolo chemistry analyzers, medical and veterinary reagent discs, and VetScan i-STAT analyzers and related consumables.  As a percentage of total revenues, the increase in cost of revenues during the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was primarily due to a pricing promotion by our supplier of VetScan i-STAT consumables during the three months ended December 31, 2009.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009

The increase in cost of revenues, in absolute dollars, during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009, was primarily due to an increase in sales of our medical and veterinary reagent discs and VetScan i-STAT analyzers and related consumables.  As a percentage of total revenues, the increase in cost of revenues during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009, was primarily due to a pricing promotion by our supplier of VetScan i-STAT consumables during the nine months ended December 31, 2009.

Gross Profit

The following sets forth our gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Total gross profit	$19,809	$18,296	$1,513	8%	$59,343	$53,302	$6,041	11%
Total gross margin	55%	59%			56%	59%

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Gross profit during the three months ended December 31, 2010 increased 8%, or $1.5 million, as compared to the three months ended December 31, 2009, primarily due to the following:  (a) an increase in units of Piccolo chemistry analyzers and medical reagent discs sold during the three months ended December 31, 2010, and (b) an increase in units of veterinary reagent discs and hematology reagent kits sold during the three months ended December 31, 2010.  The increase in gross profit was partially offset by (a) a decrease in units of VetScan chemistry analyzers sold during the three months ended December 31, 2010, and (b) higher manufacturing costs on medical and veterinary reagent discs during the three months ended December 31, 2010.  As a percentage, the decrease in gross margin during the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was primarily due to (a) an adjustment to pre-existing warranties during the three months ended December 31, 2009, and (b) higher relative sales of VetScan i-STAT analyzers and related consumables, which have a lower gross margin contribution.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009

Gross profit during the nine months ended December 31, 2010 increased 11%, or $6.0 million, as compared to the nine months ended December 31, 2009, primarily due to the following:  (a) an increase in units of Piccolo chemistry analyzers and medical reagent discs sold during the nine months ended December 31, 2010, (b) an increase in units of veterinary reagent discs sold and higher average selling prices of veterinary reagent discs during the nine months ended December 31, 2010, (c) an increase in units of hematology instruments and hematology reagent kits sold during the nine months ended December 31, 2010, and (d) sales of our VetScan i-STAT analyzers and related consumables.  The increase in gross profit was partially offset by higher unit costs from our supplier of VetScan i-STAT consumables during the nine months ended December 31, 2010, primarily due to a pricing promotion during the nine months ended December 31, 2009.  As a percentage, the decrease in gross margin during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009, was primarily due to higher relative sales of VetScan i-STAT analyzers and related consumables, which have a lower gross margin contribution.

Research and Development

The following sets forth our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Research and development expenses	$2,947	$2,835	$112	4%	$9,321	$8,002	$1,319	16%
Percentage of total revenues	8%	9%			9%	9%

Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products.

Three and Nine Months Ended December 31, 2010 Compared to Three and Nine Months Ended December 31, 2009

The increase in research and development expenses, in absolute dollars, during the three and nine months ended December 31, 2010, as compared to the three and nine months ended December 31, 2009, was primarily due to new product development and enhancement of existing products and clinical trials.  Research and development expenses are based on the project activities planned and the level of spending depends on budgeted expenditures.  The projects primarily relate to new product development in both the medical and veterinary markets and costs related to compliance with FDA regulations and clinical trials.  Share-based compensation expense during the three months ended December 31, 2010 and 2009 was $195,000 and $235,000, respectively, and during the nine months ended December 31, 2010 and 2009 was $684,000 and $589,000, respectively.

We anticipate the absolute dollar amount of research and development expenses for fiscal 2011 to increase from fiscal 2010 but remain consistent as a percentage of total revenues, as we develop new products for both the medical and veterinary markets.  There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful or cost effective.

Sales and Marketing

The following sets forth our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
Sales and marketing expenses	$8,208	$7,486	$722	10%	$25,249	$21,428	$3,821	18%
Percentage of total revenues	23%	24%			24%	24%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

Three and Nine Months Ended December 31, 2010 Compared to Three and Nine Months Ended December 31, 2009

The increase in sales and marketing expenses, in absolute dollars, during the three and nine months ended December 31, 2010, as compared to the three and nine months ended December 31, 2009, was primarily due to personnel-related costs resulting from (a) an increase in headcount in various divisions, including sales and marketing, customer service and technical service, to support the growth in both our medical and veterinary markets and (b) an increase in commission expenses, which are based on the achievement of established goals.  Share-based compensation expense during the three months ended December 31, 2010 and 2009 was $365,000 and $335,000, respectively, and during the nine months ended December 31, 2010 and 2009 was $1.1 million and $884,000, respectively.

General and Administrative

The following sets forth our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2010	2009	(Decrease)	Change	2010	2009	(Decrease)	Change
General and administrative expenses	$2,820	$2,552	$268	11%	$7,596	$7,739	$(143)	(2)%
Percentage of total revenues	8%	8%			7%	9%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting, human resources and legal.

Three and Nine Months Ended December 31, 2010 Compared to Three and Nine Months Ended December 31, 2009

The increase in general and administrative expenses, in absolute dollars, during the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was primarily due to legal expenses related to pursuing a patent infringement case (see Note 8 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further information).  The decrease in general and administrative expenses, in absolute dollars, during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009, was primarily due to lower personnel-related costs resulting from a decrease in share-based compensation expense during the nine months ended December 31, 2010 as forfeiture estimates were adjusted to reflect actual forfeitures when an award vests.  Share-based compensation expense during the three months ended December 31, 2010 and 2009 was $570,000 and $771,000, respectively, and during the nine months ended December 31, 2010 and 2009 was $1.2 million and $2.0 million, respectively.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net, for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		Change	December 31,		Change
			Increase/			Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Interest and other income (expense), net	$46	$(11)	$57	$698	$795	$(97)

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents, investments and foreign currency exchange gains and losses.

Three and Nine Months Ended December 31, 2010 Compared to Three and Nine Months Ended December 31, 2009

The increase in interest and other income (expense), net, during the three months ended December 31, 2010, as compared to the three months ended December 31, 2009, was primarily attributed to higher average invested balances in our investment portfolio during fiscal 2011, compared to the same period in fiscal 2010.  The decrease in interest and other income (expense), net, during the nine months ended December 31, 2010, as compared to the nine months ended December 31, 2009, was primarily attributed to unfavorable foreign currency exchange rates during fiscal 2011, compared to the same period in fiscal 2010.

Income Tax Provision

The following sets forth our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Income tax provision	$2,045	$1,982	$6,711	$6,545
Effective tax rate	35%	37%	38%	39%

Three and Nine Months Ended December 31, 2010 Compared to Three and Nine Months Ended December 31, 2009

During the three months ended December 31, 2010 and 2009, our income tax provision was $2.0 million, based on an effective tax rate of 35%, and $2.0 million, based on an effective tax rate of 37%, respectively.  During the nine months ended December 31, 2010 and 2009, our income tax provision was $6.7 million, based on an effective tax rate of 38%, and $6.5 million, based on an effective tax rate of 39%, respectively.  The decrease in the effective tax rate during the three and nine months ended December 31, 2010, as compared to the three and nine months ended December 31, 2009, was primarily due to an increase in tax benefits for federal qualified production activities and an increase in federal research and development tax credits net of an expense recognized as a result of a decrease in California deferred tax assets due to a change in tax law impacting California apportionment during the three and nine months ended December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and short-term and long-term investments at December 31, 2010 and March 31, 2010 were as follows (in thousands, except percentages):

	December 31,	March 31,
	2010	2010
Cash and cash equivalents	$43,556	$27,857
Short-term investments	31,982	32,343
Long-term investments	29,023	36,319
Total cash, cash equivalents and investments	$104,561	$96,519
Percentage of total assets	58%	58%
Cash Flow Changes

Cash provided by (used in) the nine months ended December 31, 2010 and 2009 were as follows (in thousands):

	Nine Months Ended
	December 31,
	2010	2009
Net cash provided by operating activities	$10,684	$19,333
Net cash provided by (used in) investing activities	3,755	(21,164)
Net cash provided by financing activities	1,192	852
Effect of exchange rate changes on cash and cash equivalents	68	24
Net increase (decrease) in cash and cash equivalents	$15,699	$(955)

At December 31, 2010, we had net working capital of $112.2 million compared to $89.3 million at March 31, 2010.  Cash and cash equivalents at December 31, 2010 were $43.6 million compared to $27.9 million at March 31, 2010.  The increase in cash and cash equivalents during the nine months ended December 31, 2010 was primarily due to net cash provided by operating activities of $10.7 million and proceeds from maturities and redemptions of investments of $56.9 million, partially offset by purchases of investments of $49.5 million and purchases of property and equipment of $3.6 million and payments made for tax withholdings related to net share settlements of restricted stock units of $2.0 million.

Operating Activities

During the nine months ended December 31, 2010, we generated $10.7 million in cash from operating activities, compared to $19.3 million during the nine months ended December 31, 2009.  The cash provided by operating activities during the nine months ended December 31, 2010 was primarily the result of net income of $11.2 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $3.3 million and share-based compensation expense of $3.5 million, partially offset by a decrease of $1.9 million related to excess tax benefits from share-based awards.

Other changes in operating activities during the nine months ended December 31, 2010 were as follows:

(i) Receivables, net increased by $1.6 million, from $23.7 million at March 31, 2010 to $25.3 million as of December 31, 2010, primarily due to higher sales during the quarter ended December 31, 2010.

(ii) Inventories increased by $521,000, from $19.1 million at March 31, 2010 to $19.6 million as of December 31, 2010, primarily due to an increase in finished goods during the quarter ended December 31, 2010 to support future demand.

(iii) Prepaid expenses and other current assets increased by $3.6 million, from $1.6 million at March 31, 2010 to $5.2 million as of December 31, 2010, primarily due to the timing of income tax payments.

(iv) Current net deferred tax assets decreased by $1.1 million, from $3.8 million at March 31, 2010 to $2.7 million as of December 31, 2010, primarily as a result of the utilization of California research and development tax credits carryovers.

(v) Accounts payable decreased by $1.8 million, from $9.4 million at March 31, 2010 to $7.6 million as of December 31, 2010, primarily due to the timing and payment of services and inventory purchases.

(vi) Total warranty reserves decreased by $476,000, resulting from a decrease in the current portion of warranty reserves of $411,000, from $1.2 million at March 31, 2010 to $772,000 as of December 31, 2010, and a decrease in the non-current portion of warranty reserves of $65,000, from $160,000 at March 31, 2010 to $95,000 as of December 31, 2010.  The net change in warranty reserves is based on (a) the number of instruments in standard warranty and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs.  During the nine months ended December 31, 2010, total warranty reserves for instruments decreased based on both our historical experience and estimated product failure rates of instruments.  We began experiencing a decrease in the estimated product failure rates since we began taking steps to resolve manufacturing problems on blood chemistry analyzers primarily from fiscal 2008 related to quality control for key components that we obtain from our suppliers and to design issues of the key components required and accordingly, starting in the third quarter of fiscal 2010, we recorded adjustments to our estimated accrual for warranty exposure based on our quarterly evaluation of service experience.

We anticipate that we will incur incremental additional costs to support our future operations, including further additional pre-clinical testing and clinical trials for our current and future products; research and design costs related to the continuing development of our current and future products; acquisition of capital equipment for our manufacturing facility and costs to support our strategic alliance with Kansas State University, K-State Veterinary Diagnostic Lab, and the commercial arm of Kansas State University, the National Institute for Strategic Technology Acquisition and Commercialization, to provide a full service commercial laboratory for veterinarians across the United States.  Furthermore, during the three months ended December 31, 2010, we incurred legal costs related to compliance in an investigation by the United States Federal Trade Commission of a competitor and in the future we may incur additional related costs.

Investing Activities

Net cash provided by investing activities during the nine months ended December 31, 2010 totaled $3.8 million, compared to net cash used in investing activities of $21.2 million during the nine months ended December 31, 2009.  Changes in investing activities were as follows:

Investments.  Cash used to purchase investments in certificates of deposits, corporate bonds, municipal bonds and U.S. agency securities totaled $49.5 million during the nine months ended December 31, 2010.  Cash provided by proceeds from maturities and redemptions of investments in certificates of deposits, corporate bonds, municipal bonds and U.S. agency securities totaled $56.9 million during the nine months ended December 31, 2010.

Property and Equipment.  Cash used to purchase property and equipment totaled $3.6 million during the nine months ended December 31, 2010, primarily to support (a) new product introduction, (b) increased capacity requirements in our production line and (c) leasehold improvements on our expansion premises (see Facilities Lease of the Contractual Obligations section for additional information).  We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business.

Financing Activities

Net cash provided by financing activities during the nine months ended December 31, 2010 totaled $1.2 million, primarily due to proceeds from the exercise of stock options of $1.3 million and excess tax benefits from share-based awards of $1.9 million, partially offset by payments made for tax withholdings related to net share settlements of restricted stock units of $2.0 million.

Contractual Obligations

Facilities Lease.  In March 2010, we entered into the Fourth Amendment to Lease Agreement (the “Lease Amendment”) with Whipple Road Holdings, LLC, SFP Crossroads, LLC and Woodstock Bowers, LLC (collectively, the “Landlord”) related to our principal facilities in Union City, California.  Under the Lease Amendment, the lease term was extended from December 2010 to February 2021.  In connection with the Lease Amendment, our obligation to provide a letter of credit with Comerica Bank-California on our facilities, which was secured by our line of credit, terminated in April 2010 (see Note 7 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further information).  Additionally, pursuant to the Lease Amendment, the Landlord agreed to lease us certain expansion premises consisting of approximately 35,239 rentable square feet in Union City, California (the “Expansion Premises”).  In May 2010, the Landlord tendered possession of the Expansion Premises to us.  The monthly base rental rate for the Expansion Premises was abated for the first three months after May 2010 and thereafter increased to $0.80 per rentable square foot of the Expansion Premises ($28,191 per month).  The base rent for the Expansion Premises increases 3% on each anniversary of March 1 during the term of the lease.  As of December 31, 2010, the aggregate lease commitment on our principal facilities is approximately $14.5 million.

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

In July 2010, we entered into a development and supply equipment agreement with Diatron MI PLC (“Diatron”) of Hungary to purchase Diatron hematology instruments.  Under the agreement, we committed to purchase a minimum number of hematology instruments on an annual basis during the calendar years 2010 and 2011.  At December 31, 2010, our total remaining outstanding commitment due is approximately $2.5 million.  Furthermore, at December 31, 2010, we prepaid $820,000 to Diatron for future purchases of hematology instruments and reagents, which was recorded in prepaid expenses and other currents assets on the condensed consolidated balance sheet.  The commitment amount to Diatron is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end.  Since the exchange rate can fluctuate in the future, the commitment amount in absolute dollars will change accordingly.

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

Line of Credit.  Through July 2010, we had a line of credit with Comerica Bank-California which provided for borrowings of up to $2.0 million.  In July 2010, we terminated our line of credit with Comerica Bank-California for which we had no outstanding balance due.  In connection with our amended facilities lease agreement in March 2010 (as more fully described in Note 8 of the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further information), our obligation to provide a letter of credit on our facilities of $97,000, which was secured by our line of credit, terminated in April 2010.

Contingencies

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its answer and certain counterclaims seeking a finding of non-infringement, unenforceability and invalidity of the asserted patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of December 31, 2010, we have not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.

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

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk.  At December 31, 2010, our short-term investments totaled $32.0 million, consisting of certificates of deposits, corporate bonds and municipal bonds and our long-term investments totaled $29.0 million, consisting of certificates of deposits, corporate bonds, municipal bonds and U.S. agency securities.

We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at December 31, 2010 until maturity and therefore, we believe we have no material exposure to interest rate risk.  A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at December 31, 2010 indicated that such market movement would not have a material effect on our business, operating results or financial condition.  We have not experienced any significant loss on our investment portfolio during either fiscal 2010 or during the nine months ended December 31, 2010.

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

Other than the foregoing, there have been no material changes in our market risk during the nine months ended December 31, 2010 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Item 4T.  Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its answer and certain counterclaims seeking a finding of non-infringement, unenforceability and invalidity of the asserted patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of December 31, 2010, we have not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.

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

We do not have a backup facility to provide redundant manufacturing capacity in the event of a system failure or other significant loss or problem.  Accordingly, if our location in Union City, California experienced a system failure or regulatory problem that temporarily shuts down our manufacturing facility, our manufacturing ability would become unavailable until we were able to bring an alternative facility online, a process which could take several weeks or even months.  These manufacturing operations are also vulnerable to damage from earthquakes, fire, floods, power loss, telecommunications failures, break-ins and similar events.  Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.  Additionally, our computer servers may be vulnerable to computer viruses, physical or electronic break-ins and similar disruptions.  Any of these events could harm our operating results and business.

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

The sales cycle for our products can fluctuate, which may cause revenue and operating results to vary significantly from period to period.  We believe this fluctuation is primarily due (i) to seasonal patterns in the decision making processes by our independent distributors and direct customers, (ii) to inventory or timing considerations by our distributors and (iii) on the purchasing requirements of the U.S. Government to acquire our products.  Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful.

In the future, our periodic operating results may vary significantly depending on, but not limited to, a number of factors, including:

•	new product announcements made by us or our competitors;

•	changes in our pricing structures or the pricing structures of our competitors;

•	our ability to develop, introduce and market new products on a timely basis, or at all;

•	our manufacturing capacities and our ability to increase the scale of these capacities;

•	the mix of product sales between our instruments and our consumable products;

•	the amount we spend on research and development; and

•	changes in our strategy.

We depend on limited or sole suppliers, many of whom we have not entered into contractual relationships with, and failure of our suppliers to provide the components or products to us could harm our business.

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

We market original equipment manufacturer supplied products that are currently available from limited sources as discussed below:

•
Hematology Instruments and Reagents:  Our hematology instruments are manufactured by Diatron MI PLC (“Diatron”) in Hungary and are purchased by us as a completed instrument.  In addition, currently, we have qualified two suppliers to produce the reagents for our hematology instruments:  Clinical Diagnostic Solutions, Inc. and Diatron.

•
Coagulation and Specialty Analyzers and Cartridges:  Our coagulation and specialty analyzers and cartridges are manufactured by Scandinavian MicroBiodevices APS in Denmark and are purchased by us as completed products.

•	i-STAT Analyzers and Cartridges: Our i-STAT 1 analyzers and cartridges are manufactured by Abbott Point of Care Inc. in North America and are purchased by us as completed products.

We primarily operate on a purchase order basis with most of our suppliers and, therefore, these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices.  Although we believe that there may be potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above and cannot assure you we would be able to enter into arrangements with additional vendors on favorable terms, or at all.  For the suppliers of original equipment manufactured products that we have long-term contracts with, there can be no assurance that these suppliers will always fulfill their obligations under these contracts, or that any suppliers will not experience disruptions in their ability to supply our requirements for products.  In addition, under some contracts with suppliers we have minimum purchase obligations and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts.

Because we are dependent on a limited number of suppliers and manufacturers for our products, we are particularly susceptible to any interruption in the supply of these products or the viability of our assembly arrangements.  The loss of any one of these suppliers or a disruption in our manufacturing arrangements could adversely affect our business and financial condition.

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

Historically, in the veterinary market, we have marketed our VetScan systems through both direct sales and distribution channels to veterinarians.  We continue to develop new animal blood tests to expand our product offerings and we cannot be assured that these tests will be accepted by the veterinary market.  Any failure to achieve market acceptance with our current or future products would harm our business and financial condition.

We rely on patents and other proprietary information, the loss of which would negatively affect our business.

As of December 31, 2010, 53 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 31 patents have been issued and 27 patents are currently active.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its answer and certain counterclaims seeking a finding of non-infringement, unenforceability and invalidity of the asserted patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on our business, our consolidated financial position and results of operations.  As of December 31, 2010, we have not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.

We must increase sales of our Piccolo and VetScan products or we may not be able to increase or sustain profitability.

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

We cannot assure you that we will be able to successfully increase our sales volumes of our products to increase or sustain profitability.

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

In the United States medical market, we depend on a few distributors for our Piccolo products.  We entered into formal distribution agreements with the following distributors to sell and market Piccolo chemistry analyzers and medical reagent discs:  Henry Schein’s Medical Group, McKesson Medical-Surgical Inc. and PSS World Medical, Inc.  We depend on these distributors to assist us in promoting market acceptance of our Piccolo chemistry analyzers.  The loss of any of these distributors would have a materially negative impact on our operating results and financial condition.

Internationally, we rely on only a few distributors for our products in both the medical and veterinary diagnostic markets.  We currently rely on distributors that carry either our medical or veterinary products in the following countries:  Afghanistan, Australia, Austria, Bahrain, Belgium, Canada, Czech Republic, Denmark, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Korea, Macao, the Netherlands, New Zealand, the Philippines, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates, the United Kingdom and the United States.  Our distributors in each of these countries are responsible for obtaining the necessary approvals to sell our new and existing products.  These distributors may not be successful in obtaining proper approvals for our new and existing products in their respective countries, and they may not be successful in marketing our products.  Furthermore, an inability of, or any delays by, our distributor in receiving the necessary approvals for our new or other products can adversely impact our revenues in a country.  We plan to continue to enter into additional distributor relationships to expand our international distribution base and presence.  However, we may not be successful in entering into additional distributor relationships on favorable terms, or at all.  In addition, our distributors may terminate their relationship with us at any time.  Historically, we have experienced a high degree of turnover among our international distributors.  This turnover makes it difficult for us to establish a steady distribution network overseas.  Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally, and our business and financial condition may be harmed as a result.

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

Historically, hospitals and commercial laboratories perform most of the human diagnostic testing, and veterinary specialized commercial laboratories perform most of the veterinary medical testing.  We have identified five principal factors that we believe customers typically use to evaluate our products and those of our competitors.  These factors include the following:

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

Competition in the human and veterinary diagnostic markets is intense.  Our principal competitors in the human diagnostic market are Alere (formerly Inverness Medical Technologies), Alfa Wassermann S.P.A., i-STAT Corporation (which was purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.), Kodak (DT60 analyzer), Polymedco, Inc. and F. Hoffman-La Roche (Reflotron system).  Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation.  Many of our competitors have significantly larger product lines to offer and greater financial and other resources than we do.  In particular, many of our competitors have large sales forces and well-established distribution channels.  Consequently, we must develop our distribution channels and significantly expand our direct sales force in order to compete in these markets.  On January 26, 2011, we formed a strategic alliance with Kansas State University, K-State Veterinary Diagnostic Lab, and the commercial arm of Kansas State University, the National Institute for Strategic Technology Acquisition and Commercialization.  We believe this alliance will provide a full service commercial laboratory for veterinarians across the United States.  As a result, we will incur significant expenses in connection with this strategic alliance and may incur additional significant expenses in exploring other future opportunities, for which the outcome is uncertain.  Pursuing these and other strategic opportunities could distract our management, or divert or expend our limited capital and other resources, which could adversely impact our operating results and financial condition in the future.

Changes in third-party payor reimbursement regulations can negatively affect our business.

By regulating the maximum amount of reimbursement they will provide for blood testing services, third-party payors, such as HMOs, pay-per-service insurance plans, Medicare and Medicaid, can indirectly affect the pricing or the relative attractiveness of our human testing products.  For example, the Centers for Medicare and Medicaid Services (the “CMS”) set the level of reimbursement of fees for blood testing services for Medicare beneficiaries.  If third-party payors decrease the reimbursement amounts for blood testing services, it may decrease the amount that physicians and hospitals are able to charge patients for such services.  Consequently, we would need to charge less for our products.  If the government and third-party payors do not provide for adequate coverage and reimbursement levels to allow health care providers to use our products, the demand for our products will decrease and our business and financial condition would be harmed.

We are subject to numerous governmental regulations and regulatory changes are difficult to predict and may be damaging to our business.

Need for Government Regulation for our Products

Our Piccolo products are medical devices subject to regulation by the FDA, under the Federal Food, Drug, and Cosmetic Act, or (“FDCA”).  Medical devices, to be commercially distributed in the United States, must receive either 510(k) premarket clearance or Premarket Approval (“PMA”) from the FDA pursuant to the FDCA prior to marketing.  Devices deemed to pose relatively less risk are placed in either class I or II, which generally requires the manufacturer to submit a premarket notification requesting permission for commercial distribution; this is known as 510(k) clearance.  Most lower risk, or class I, devices are exempted from this requirement.  Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment class III device for which PMA applications have not been called, are placed in class III requiring PMA approval.  The FDA has classified our Piccolo products as class I or class II devices, depending on their specific intended uses and indications for use.

510(k) Clearance Pathway.  To obtain 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent in intended use, principles of operation, and technological characteristics to a previously 510(k) cleared device or a device that was in commercial distribution before May 28, 1976 for which the FDA has not called for submission of PMA applications.  The FDA’s 510(k) clearance pathway usually takes from three to six months, but it can take longer.

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

As of December 31, 2010, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 26 reagent tests that we have on 15 reagent discs.  We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures.  These new test products are crucial for our continued success in the human medical market.  If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States until we provide additional information to the FDA and gain premarket clearance.  The inability to market a new product during this time could harm our future sales.

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

To date, we have complied with the following federal, state, local and international regulatory requirements:

•	In April 2001, the State of California Food and Drug Branch granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices.

•	In May 2001, the State of California Food and Drug Branch granted licensing for our manufacturing facility in Union City, California.

•	In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards.

•	In December 2003, we received ISO 13485 Quality System certification as required by the 2003 European In Vitro Device Directive. This certified our quality system specifically to medical devices.

•	In both September 2005 and March 2003, the FDA conducted a facility inspection and verified our compliance with the 21 CFR 820 Regulation.

•	In September 2005, we received the Canadian Medical Device Conformity Assessment System stamp on our ISO 13485 certificate to signify compliance with Health Canada regulations.

•	In August 2008, the FDA conducted an additional facility inspection to verify our compliance with 21 CFR 820 Regulation.

•	In October 2009, we received our recertification to the ISO 13485:2003 Quality System Standard for medical devices.

•	In October 2009, we received a United States Veterinary Biologics Establishment License from the United States Department of Agriculture.

•	In December 2010, the State of California Food and Drug Branch conducted a routine facility inspection to verify our compliance with Good Manufacturing Practices for medical devices.

•	In December 2010, the FDA conducted a routine facility inspection to verify our compliance with the 21 CFR 820 Quality System Regulation.

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

We can currently offer the following Piccolo reagent discs as waived tests to the medical market:  Basic Metabolic Panel, Comprehensive Metabolic Panel, Electrolyte Panel, General Chemistry 6, General Chemistry 13, Kidney Check, Lipid Panel, Lipid Panel Plus, Liver Panel Plus, MetLyte 8 Panel and Renal Function Panel.  Waived status permits untrained personnel to run the Piccolo chemistry analyzer using these tests; thus, extending the sites (doctors’ offices and other point-of-care environments) that can use the Piccolo chemistry analyzer.  Although we are engaged in an active program to test and apply for CLIA waivers for additional analytes, we cannot assure you that we will successfully receive CLIA waived status from the FDA for other products.  Consequently, for the reagent discs that have not received CLIA waived status, the market for our Piccolo products may be confined to those testing facilities that are certified as “laboratories” and our growth would be limited accordingly, which could harm our business and financial condition.

We have incurred and may continue to incur, in future periods, significant share-based compensation charges which may adversely affect our reported financial results.

In accordance with Accounting Standards Codification 718, “Compensation-Stock Compensation,” issued by the Financial Accounting Standards Board, we measure all share-based payments to employees using a fair-value-based method and we record such expense in our results of operations.  The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.  Such value is recognized as an expense, net of an estimated forfeiture rate, over the corresponding requisite service period.  Since fiscal 2007, we have granted restricted stock unit awards annually to employees based on the following time-based vesting schedule over a four-year period:  five percent vesting after the first year; additional ten percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment.  Since we began granting restricted stock units as part of our share-based compensation program in fiscal 2007, share-based compensation expense related to restricted stock units had a material impact on our earnings per share and on our consolidated financial statements and we expect that it will continue to adversely impact our reported results of operations, particularly in the fourth year of vesting for the restricted stock unit awarded to employees.  As of December 31, 2010, our unrecognized compensation expense related to restricted stock unit awards granted to employees and directors to date totaled $16.0 million, which is expected to be recognized over a weighted average service period of 2.22 years.

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

Should we manufacture and ship defective products, we may be subject to substantial claims under our warranty policy or product liability laws.  In addition, our policy is to credit medical providers for any defective product that we produce, including those reagent discs that are rejected by our Piccolo and VetScan chemistry analyzers.  Therefore, even if a mass defect within a lot or lots of reagent discs were detected by our Piccolo and VetScan chemistry analyzers, the replacement of such reagent discs free of charge would be costly and could materially harm our financial condition.  Further, in the event that a product defect is not detected in our Piccolo chemistry analyzer, our relatively recent expansion into the human medical market greatly increases the risk that the amount of damages involved with just one product defect would be material to our operations.  Our product liability insurance and cash may be insufficient to cover potential liabilities.  In addition, in the future the coverage that we require may be unavailable on commercially reasonable terms, if at all.  Even with our current insurance coverage, a mass product defect, product liability claim or recall could subject us to claims above the amount of our coverage and would materially adversely affect our business and our financial condition.

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

Our international sales are currently primarily denominated in U.S. dollars.  As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.  For our sales denominated in local currencies, we are subject to fluctuations in exchange rates between the U.S. dollar and the particular local currency.  Our operating results could also be adversely affected by the seasonality of international sales and the economic conditions of our overseas markets.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future.  During the quarter ended December 31, 2010, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $22.71 to $28.35 per share and the closing sale price on December 31, 2010, was $26.85 per share.  During the last eight fiscal quarters ended December 31, 2010, our stock price closed at a high of $29.22 per share on September 16, 2009 and a low of $13.50 per share on January 23, 2009.  Many factors may affect the market price of our common stock, including:

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

In addition, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights, of those shares without any further vote or action by the shareholders, except to the extent required by NASDAQ rules.  The issuance of preferred stock, while providing flexibility in connection with possible financings or acquisitions or other corporate purposes, could have the effect of making it more difficult for a third party to acquire a majority of our outstanding voting stock and, consequently, negatively affect our stock price.

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

4.2	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4.

10.1*	Amended and Restated Executive Employment Agreement, dated as of October 27, 2010, with Clinton H. Severson

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Management contract or compensatory plan or arrangement.

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

ABAXIS, INC.
(Registrant)

Date: February 9, 2011	BY:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 9, 2011	BY:	/s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)