Form 10-K
period 2011-03-31
ABAXIS INC
filed 2011-06-13
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2011

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

Yes ☐ No ☒

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

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of Abaxis as of September 30, 2010, the last business day of the second fiscal quarter, was $320,431,000 based upon the closing sale price reported for such date on the NASDAQ Global Market. For purposes of this disclosure, 8,470,000 shares of common stock held by persons who hold more than 5% of the outstanding shares of the registrant’s common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose and exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of June 9, 2011, there were 22,746,000 shares of the registrant’s common stock outstanding.

Abaxis, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended March 31, 2011

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Sections 21E of the Securities Exchange Act of 1934, as amended that reflect Abaxis’ current view with respect to future events and financial performance. In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might,” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties relate to the vulnerability of our manufacturing operations to potential interruptions and delays, fluctuations in our quarterly results of operations and difficulty in predicting future results, our dependence on certain sole or limited source suppliers, market acceptance of our products and the continuing development of our products, protection of Abaxis’ intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, development of our sales, marketing and distribution experience, and our ability to attract, train and retain competent sales personnel, general market conditions and competition.

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

OUR INDUSTRY: IN VITRO DIAGNOSTIC TESTING

We believe that a key element of the patient-centered, cost-constrained health care system will be the availability of blood analysis systems in the patient care setting that are easily and reliably operated by caregivers and that provide accurate, real time results to enable rapid clinical decisions. The optimal system uses whole blood, has built-in calibration and quality control, provides quick turnaround time, is portable and is low cost. In addition, the optimal near-patient system should be easy to use by people with no special training and capable of transmitting test results instantly to caregivers and patient information management systems.

We have developed a blood analysis system incorporating all of these criteria into a 5.1 kilogram (11.2 pounds) portable analyzer and a series of menu-specific, multi-test single-use reagent discs. The system is essentially a compact portable laboratory that can be easily located near the patient. Each reagent disc is pre-configured with multiple analytes and contains all the reagents necessary to perform a fixed menu of tests. By using a blood analysis system near the patient care site instead of shipping the sample to a central laboratory, blood testing and analysis becomes as easy as measuring the patient’s blood pressure, temperature, and heart rate and eliminates the necessity of multiple visits to the doctor’s office. Additional advantages of near-patient testing include increasing practice efficiencies and throughput, as well as eliminating errors from sample handling, transcription and transportation. We have adapted this blood analysis system in both the human medical and veterinary markets in order to bring the same advantages to all health care professionals and patients.

ABAXIS PRODUCTS AND SERVICES

We manage our business in two operating segments, based on the products sold by market and customer group: (i) the medical market and (ii) the veterinary market. Revenues in the medical market accounted for 20%, 19% and 23% of our total revenues for fiscal 2011, 2010 and 2009, respectively. Revenues in the veterinary market accounted for 75%, 74% and 70% of our total revenues for fiscal 2011, 2010 and 2009, respectively. See Note 16, “Segment Reporting Information,” of the Notes to Consolidated Financial Statements for additional financial information about our segments.

Point-of-Care Blood Chemistry Analyzer

Our primary product is a blood analysis system, consisting of a compact portable analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 14 tests on human patients and 13 tests on veterinary patients. The system can be operated with minimal training and performs multiple routine general chemistry tests on whole blood, serum or plasma samples. The system provides test results in approximately 12 minutes with the precision and accuracy equivalent to a clinical laboratory analyzer. We manufacture the system in our manufacturing facility in Union City, California and we market our blood chemistry analyzers in both the medical market and in the veterinary market, as described below.

•
Medical Market: We currently market the blood analysis system in the medical market under the name Piccolo® Xpress. Through October 2006, we marketed the blood analysis system in the medical market as the Piccolo, now referred to as the Piccolo Classic. We continue to support and service our current population of Piccolo Xpress and Piccolo Classic chemistry analyzers.

•
Veterinary Market: We currently market the blood analysis system in the veterinary market under the name VetScan VS2. Through March 2006, we marketed the blood analysis system in the veterinary market as the VetScan, now referred to as the VetScan Classic. We continue to support and service our current population of VetScan VS2 and VetScan Classic chemistry analyzers.

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

Twenty-one of these tests are marketed for both the medical and veterinary markets. The tests for CRP, DBIL, HDL, LD and TRIG are marketed exclusively in the medical market. The tests for BA, CHW and T4 are marketed exclusively in the veterinary market. We market our reagent products by configuring these 29 test methods in panels that are designed to meet a variety of clinical diagnostic needs. We offer 15 multi-test reagent disc products in the medical market and 9 multi-test reagent disc products in the veterinary market.

The reagent discs offered with our Piccolo chemistry analyzers are as follows:

Piccolo Panels	Description of the Test Panels

Basic Metabolic Panel (CLIA waived)	BUN, CA, CL-, CRE, GLU, K+, NA+, tCO2.

Basic Metabolic Panel Plus	BUN, CA, CL-, CRE, GLU, K+, LD, MG, NA+, tCO2.

BioChemistry Panel Plus (1)	ALB, ALP, ALT, AMY, AST, BUN, CA, CRE, CRP, GGT, GLU, TP, UA.

Comprehensive Metabolic Panel (CLIA waived)	ALB, ALP, ALT, AST, BUN, CA, CL-, CRE, GLU, K+, NA+, TBIL, tCO2, TP.

Electrolyte Panel (CLIA waived)	CL-, K+, NA+, tCO2.

General Chemistry 6 (CLIA waived)	ALT, AST, BUN, CRE, GGT, GLU.

General Chemistry 13 (CLIA waived)	ALB, ALP, ALT, AMY, AST, BUN, CA, CRE, GGT, GLU, TBIL, TP, UA.

Hepatic Function Panel	ALB, ALP, ALT, AST, DBIL, TBIL, TP.

Kidney Check (CLIA waived) (1)	BUN, CRE.

Lipid Panel (CLIA waived)	CHOL, CHOL/HDL RATIO, HDL, LDL, TRIG, VLDL.

Lipid Panel Plus (CLIA waived)	ALT, AST, CHOL, CHOL/HDL RATIO, GLU, HDL, LDL, TRIG, VLDL.

Liver Panel Plus (CLIA waived)	ALB, ALP, ALT, AMY, AST, GGT, TBIL, TP.

MetLyte 8 Panel (CLIA waived)	BUN, CK, CL-, CRE, GLU, K+, NA+, tCO2.

MetLyte Plus CRP (1)	BUN, CK, CL-, CRE, CRP, GLU, K+, NA+, tCO2.

Renal Function Panel (CLIA waived)	ALB, BUN, CA, CL-, CRE, GLU, K+, NA+, PHOS, tCO2.
______________________________

“CLIA waived” means the U.S. Food and Drug Administration (“FDA”) has granted our application to classify the product as having waived status with respect to the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”). See “Government Regulation” in this section for additional information on CLIA.

(1)	The panel is offered only on our Piccolo Xpress.

The reagent discs offered with our VetScan chemistry analyzers are as follows:

VetScan Profile	Description of the Test Panels

Avian/Reptilian Profile Plus	ALB, AST, BA, CA, CK, GLOB, GLU, K+, NA+, PHOS, TP, UA.

Canine Wellness Profile including Heartworm (1)	ALB, ALP, ALT, BUN, CA, CHW, CRE, GLOB, GLU, PHOS, TBIL, TP.

Comprehensive Diagnostic Profile	ALB, ALP, ALT, AMY, BUN, CA, CRE, GLOB, GLU, K+, NA+, PHOS, TBIL, TP.

Critical Care Plus	ALT, BUN, CL-, CRE, GLU, K+, NA+, tCO2.

Equine Profile Plus	ALB, AST, BUN, CA, CK, CRE, GGT, GLOB, GLU, K+, NA+, TBIL, tCO2, TP.

Large Animal Profile	ALB, ALP, AST, BUN, CA, CK, GGT, GLOB, MG, PHOS, TP.

Mammalian Liver Profile	ALB, ALP, ALT, BA, BUN, CHOL, GGT, TBIL.

Prep Profile II	ALP, ALT, BUN, CRE, GLU, TP.

Thyroxine (T4) / Cholesterol Profile	CHOL, T4.
______________________________

(1)	The panel is offered only on our VetScan VS2.

Hematology

In September 2007, we introduced a veterinary hematology instrument under the name VetScan HM5. The VetScan HM5 offers a 22-parameter complete blood count (“CBC”) analysis, including a five-part differential cell counter specifically designed for veterinary applications. In May 2004, we introduced a veterinary hematology instrument that offers an 18-parameter CBC analysis, including a three-part white blood cell differential, marketed originally as the VetScan HMII, and is now referred to as the VetScan HM2. We currently purchase the hematology instruments from Diatron MI PLC (“Diatron”) of Budapest, Hungary. Through April 2004, we marketed a veterinary hematology instrument under the name VetScan HMT. We continue to support and service our current population of VetScan HM5, VetScan HM2, VetScan HMII and VetScan HMT hematology instruments. We also market reagent kits to be used with our hematology instruments which we currently purchase from two suppliers: Clinical Diagnostic Solutions, Inc. and Diatron.

Coagulation and Specialty

In January 2009, we introduced a veterinary coagulation and specialty analyzer under the name VetScan VSpro. The VetScan VSpro assists in the diagnosis and evaluation of suspected bleeding disorders, toxicity/poisoning, evaluation of disseminated intravascular coagulation, hepatic disease and in monitoring therapy and the progression of disease states. The point-of-care coagulation and specialty analyzer is offered with a combination assay (PT/aPTT test cartridge) for canine and feline testing. In December 2010, we introduced the VetScan VSpro Fibrinogen Test, to provide quantitative in-vitro determination of fibrinogen levels in equine platelet poor plasma from a citrated stabilized whole blood sample. The VetScan VSpro Fibrinogen Test is designed for use with the VSpro coagulation and specialty analyzer. We currently purchase the coagulation and specialty analyzers and related cartridges from Scandinavian Micro Biodevices APS of Farum, Denmark.

Rapid Tests

In the veterinary market, our VetScan Rapid Test product line consists of individual rapid tests that aid in the detection of various specific diseases. We offer the following two VetScan Rapid Tests, which deliver easy to read results in approximately ten minutes, as described below.

•
Canine Heartworm Rapid Test: In January 2009, we introduced the VetScan Canine Heartworm Rapid Test, a highly sensitive and specific test for the detection of Dirofilaria immitis in canine whole blood, serum or plasma. The lateral flow immunoassay technology in the canine heartworm rapid tests provides immediate results.

•
Canine Parvovirus Rapid Test: In March 2011, we introduced the VetScan Canine Parvovirus Rapid Test Kit, a qualitative test for the detection of canine parvovirus antigen in feces. The VetScan Canine Parvovirus Rapid Test Kit uses a unique combination of monoclonal antibodies that provides the detection of parvovirus antigen, allowing the veterinarian to screen for and diagnose the infection.

i-STAT

In fiscal 2010, we introduced the i-STAT® 1 handheld instrument (i-STAT 1 analyzer) and associated consumables for blood gas, electrolyte, basic blood chemistry and immunoassay testing in the animal health care market worldwide. The VetScan i-STAT 1 is used for critical care situations, hospital operating room monitoring, exotic animals, research or for diagnostic and specialty testing needs at the point-of-care. We started marketing and sales activities of the i-STAT cartridges in the first quarter of fiscal 2010. In the second quarter of fiscal 2010, we started marketing and sales activities of the i-STAT instrument. We launched an Abaxis-branded version of the i-STAT 1 instrument as part of our VetScan line in the third quarter of fiscal 2010. We currently purchase the i-STAT instrument and related consumables from Abbott Point of Care Inc. in North America.

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

Future Products and Services

During fiscal 2011, we began developing a full-service laboratory testing facility, Abaxis Veterinary Reference Laboratories (“AVRL”), which will be located in Olathe, Kansas. AVRL will provide veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States. AVRL will also focus on providing specialty and esoteric testing and analysis. Additionally, in January 2011, we formed a strategic alliance with Kansas State University, K-State Veterinary Diagnostic Lab, and a commercial affiliate of Kansas State University, the National Institute for Strategic Technology Acquisition and Commercialization, to enable AVRL to provide a full service commercial laboratory for veterinarians.

In fiscal 2012, we plan to expand our VetScan rapid diagnostic test product line, by adding the VetScan Giardia Rapid Test. The VetScan Giardia Rapid Test detects giardiasis, which is a gastrointestinal infection caused by the protozoan parasite Giardia. Symptoms of Giardia infection include diarrhea and weight loss and infection is also more common in younger pets. We continue to develop new products that we believe will provide further opportunities for growth in the human medical and veterinary markets. Development of tests for other disc products will be targeted at specific applications based on fulfilling clinical needs and chronic disease management.

CUSTOMERS AND DISTRIBUTION

We market and sell our products worldwide by maintaining direct sales forces and through independent distributors. Our sales force is primarily located in the United States. Abaxis Europe GmbH, our wholly-owned subsidiary in Germany, markets and distributes diagnostic systems for medical and veterinary uses in the European market. Sales and marketing expenses were $34.4 million, $30.1 million and $24.7 million, or 24%, 24% and 23% of our total revenues, in fiscal 2011, 2010 and 2009, respectively. See Note 17, “Revenues by Product Category and Geographic Region and Significant Concentrations,” of the Notes to Consolidated Financial Statements for additional financial information by geographic area.

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

Medical Market

We believe that our Piccolo chemistry analyzer, consisting of a menu of 30 reagent test results (includes four calculated tests), is suitable for a wide variety of the human medical market segments. These market segments include military installations (ships, field hospitals and mobile care units), physicians’ office practices across all specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies and hospital labs.

Veterinary Market

We believe that our VetScan product offerings meet a substantial part of the clinical diagnostic needs of veterinarians and the research marketplace. Potential customers for our VetScan products include companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories.

Distribution Within North America

Medical Market

We sell our human-oriented products directly to those customers who serve large human patient populations such as the military, hospitals and accountable care organizations. As a result of health care reform, we anticipate a consolidation of providers with more centralized purchasing of medical products based on the standardization of care and the use of patient outcome studies to influence purchase decisions. We plan to achieve our direct sales objectives by employing highly skilled sales specialists and sales teams to work closely with providers in performing studies to show that the use of the Piccolo blood chemistry analyzer can assist in providing better outcomes and practice efficiencies, rather than laboratory alternatives.

Distribution alternatives in the human medical market can contribute to identifying potential customers and introducing the product, but often need the support of our personnel in completing the sale. Product distributors are generally of two types: (i) companies that primarily serve hospitals, clinics and accountable care organizations, (ii) companies that provide the daily supplies needed by office-based physicians. Both segments support their customers by using multiple warehouses and extensive transportation systems. Large distributors with local and regional companies can service the office-based physicians market segment as well. In the human medical market, these national firms sell thousands of products, including furniture, capital equipment, surgical instruments and a myriad of consumables. In the United States, we have entered into formal distribution agreements with the following distributors to sell and market Piccolo chemistry analyzers and medical reagent discs: Henry Schein’s Medical Group, McKesson Medical-Surgical Inc., and PSS World Medical, Inc. We also sell directly to large national customers in the medical market.

Veterinary Market

Veterinarians are served typically by local distributors, some with national affiliations. We work with various independent distributors to sell our instruments and consumable products. In the United States, we have primarily regional distributors, which includes, among others, American Veterinary Supply Corp., DVM Resources, IVESCO LLC, Lextron Animal Health, Merritt Veterinary Supplies, Inc., Northeast Veterinary Supply, Penn Veterinary Supply, Inc., TW Medical Veterinary Supply and Western Medical Supply, Inc. In addition to selling through distributors, we directly supply our VetScan products to Veterinary Centers of America (VCA), a large veterinary hospital chain. In Canada, our distributors of products in the veterinary market include the following: Associated Veterinary Purchasing, Aventix, CDMV, Distribution Vie et Sante, Midwest Veterinary Distribution Cooperative Limited, Vet Novations, Veterinary Purchasing Company Limited and Western Drug Distribution Center Limited.

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

We currently have distributors for our products in the following foreign countries: Afghanistan, Australia, Austria, Bahrain, Belgium, Czech Republic, Denmark, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Korea, Macao, the Netherlands, New Zealand, the Philippines, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates and the United Kingdom. Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our new and existing products.

Revenues in Europe accounted for 14%, 15% and 13% of our total revenues for fiscal 2011, 2010 and 2009, respectively. Revenues in Asia Pacific and rest of the world accounted for 4%, 4% and 4% of our total revenues for fiscal 2011, 2010 and 2009, respectively.

MANUFACTURING

We manufacture our Piccolo and VetScan chemistry analyzers and reagent discs at our facility located in Union City, California. We have developed standardized manufacturing processes, quality control and cost reduction and inventory management programs for our manufacturing operations. Our manufacturing activities are concentrated in the following three primary areas:

•
Point-of-Care Blood Chemistry Analyzer: The analyzer used in the Piccolo and VetScan systems employs a variety of components designed or specified by us, including a variable speed motor, microprocessors, a liquid crystal display, a printer, a spectrophotometer and other electronic components. These components are manufactured by several third-party suppliers that have been qualified and approved by us and then assembled by our contract manufacturers. The components are assembled at our facility in Union City, California into the finished product and completely tested to ensure that the finished product meets product specifications. Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of suppliers, including certain components from single-source suppliers, Hamamatsu Corporation and UDT Sensors (a division of OSI Optoelectronics). Our analyzers also use a printer that is primarily made by Seiko North America Corporation. We do not have supply agreements with any of these companies and they are not contractually obligated to continue supplying us with components in the quantities or at the prices that such companies have historically provided.

•
Reagent Discs: The molded plastic discs used in the manufacture of the reagent disc are manufactured to our specifications by established injection-molding manufacturers. To achieve the precision required for accurate test results, the discs must be molded to very strict tolerances. To date, we have qualified two injection-molding manufacturers, C. Brewer & Co. and Nypro, Inc. to make the molded plastic discs that, when loaded with reagents and welded together, form our reagent disc products. We do not have supply agreements with either of these companies and they are under no contractual obligation to continue supplying us with discs either in the quantities or at the prices that such companies have historically provided. We are also working with our suppliers to improve yields and increase capacity on the existing production molds. While we have increased the number of disc molding tools to strengthen and better protect our line of supply, an inability by our injection-molding manufacturers to supply sufficient discs would have a material adverse impact on our results of operations. We assemble the reagent discs by loading the molded plastic discs with reagents and then ultrasonically welding together the top and bottom pieces.

•
Reagent Beads: The reagent discs contain diluent and all the dry reagent chemistry beads necessary to perform blood analyses. We purchase chemicals from third-party suppliers and formulate the raw materials, using proprietary processes, into beads at the proper concentration and consistency to facilitate placement in the reagent disc and provide homogeneous dissolution and mixing when contacted by the diluted sample. We are dependent on the following companies who are our single source providers of one or more chemicals that we use in the reagent production process: Amano Enzyme USA Co., Ltd., Genzyme Corporation, Kikkoman Corporation Biochemical Division, Microgenics Corporation, a division of Thermo Fisher Scientific, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., SA Scientific Co., Sigma Aldrich Inc. and Toyobo Specialties (formerly Shinko American Inc.). We do not have supply agreements with any of these companies and they are under no contractual obligation to continue supplying us in the quantities or at the price such companies have historically provided. Although we believe all of the chemicals provided by these companies would be readily available elsewhere and we continue to evaluate vendor sources to protect and improve our lines of supply, the loss of any of these companies as a supplier could materially adversely affect our manufacturing activities and results of operations.

We also market original equipment manufacturer supplied products that are currently available from limited sources as discussed below.

•
Hematology Instruments and Reagent Kits: Our VetScan hematology instruments are manufactured by Diatron in Hungary and are purchased by us as a completed instrument. In addition, currently, we have qualified two suppliers to produce the reagent kits for our hematology instruments: Clinical Diagnostic Solutions, Inc. and Diatron.

•
Coagulation and Specialty Analyzers and Cartridges: Our VetScan VSpro coagulation and specialty analyzers and cartridges are manufactured by Scandinavian Micro Biodevices APS in Denmark and are purchased by us as completed products.

•	i-STAT Analyzers and Cartridges: The VetScan i-STAT 1 analyzers and cartridges are manufactured by Abbott Point of Care Inc. in North America and are purchased by us as completed products.

Our contractual relationships with suppliers of our original equipment manufactured products are described in the following section.

We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. As a result, product sales in any quarter are generally dependent on orders booked and shipped in that quarter.

MATERIAL RELATIONSHIPS WITH SUPPLIERS AND OTHER THIRD PARTIES

Diatron MI PLC. In November 2003, we acquired the exclusive right to distribute Diatron’s veterinary hematology instruments in Australia, Canada, Japan, New Zealand and the United States. In July 2010, we entered into a development and supply equipment agreement with Diatron to purchase Diatron hematology instruments. Under the agreement, we committed to purchase a minimum number of hematology instruments on an annual basis during the calendar years 2010 and 2011. The commitment amount to Diatron is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end. Since the exchange rate can fluctuate in the future, the commitment amount in absolute dollars will change accordingly.

Scandinavian Micro Biodevices APS. In October 2008, we entered into an original equipment manufacturer (“OEM”) agreement with Scandinavian Micro Biodevices APS (“SMB”) of Denmark to purchase coagulation and specialty analyzers and related cartridges. In the fourth quarter of fiscal 2009, we started marketing the products and, upon achievement of certain milestones by SMB outlined in the agreement, we were subject to the minimum purchase commitments under the OEM agreement. These milestones were not met during the period of our agreement and accordingly, effective January 2011, we amended and restated our OEM agreement, including the terms of our minimum purchase commitments. Under the amended agreement, we committed to purchase a minimum number of coagulation and specialty analyzers and related cartridges on an annual basis during each calendar year 2011 through 2015. At March 31, 2011, our total remaining outstanding commitment due is approximately $12.9 million.

In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash. We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations.

Alere Switzerland GmbH. Effective January 2009, we entered into a license agreement with Inverness Medical Switzerland GmbH, now known as Alere Switzerland GmbH (“Alere”). Under our license agreement, we licensed co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace. The license agreement provides that Alere shall not grant any future rights to any third parties under its current lateral flow patent rights in the animal health diagnostics field in the professional marketplace. The license agreement enables us to develop and market products under rights from Alere to address animal health and laboratory animal research markets.

In exchange for the license rights, we (i) paid an up-front license fee of $5.0 million to Alere in January 2009, (ii) agreed to pay royalties during the term of the agreement, based solely on sales of products in a jurisdiction country covered by valid and unexpired claims in that jurisdiction under the licensed Alere patent rights, and (iii) agreed to pay a yearly minimum license fee of between $500,000 to $1.0 million per year, which fee will be creditable against any royalties due during such calendar year. The royalties, if any, are payable through the date of the expiration of the last valid patent licensed under the agreement that includes at least one claim in a jurisdiction covering products we sell in that jurisdiction. The yearly minimum fees became payable starting in fiscal 2011 for so long as we desire to maintain exclusivity under the agreement.

Abbott Point of Care Inc. In May 2009, we entered into an exclusive agreement with Abbott Point of Care Inc. (“Abbott”), granting us the right to sell and distribute Abbott’s i-STAT® 1 handheld instrument (i-STAT 1 analyzer) and associated consumables for blood gas, electrolyte, basic blood chemistry and immunoassay testing in the animal health care market worldwide. Our right to sell and distribute these products was initially non-exclusive, but became exclusive in all countries of the world, except for Japan, in November 2009. Our rights in Japan remain non-exclusive for the term of the agreement. The initial term of the agreement ends on December 31, 2014, and after this initial term, our agreement continues automatically for successive one-year periods unless terminated by either party. We are subject to minimum purchase and minimum sales requirement if we want to maintain as an exclusive distributor of the related products.

DVM Resources. DVM Resources, one of our distributors of veterinary products in the United States, accounted for less than 10% during fiscal 2011 and 10% of our total worldwide revenues in each of fiscal 2010 and 2009.

Becton, Dickinson and Company. In January 2011, we entered into a ten year supplier agreement with Becton, Dickinson and Company (“BD”) for products using Abaxis’ patented Orbos Discrete Lyophilization Process. In our agreement, BD will be subject to purchase minimum quantities on an annual basis during each calendar year 2011 through 2021, which we estimate to total approximately $30.0 million in revenue during the ten year period. The agreement will expire in January 2021 and may be extended.

National Institute for Strategic Technology Acquisition and Commercialization / The Kansas State University.  In January 2011, we entered into agreements with affiliates of the Kansas State University relating to our anticipated establishment of the Abaxis Veterinary Reference Laboratories (“AVRL”) that we intend to develop.  We entered into a testing services agreement with The Kansas State University and K-State Diagnostic and Analytical Services, Inc. (“KDAS/VDL”).  Pursuant to this agreement, KDAS/VDL, which is affiliated with the Kansas State University, will perform certain diagnostic services for AVRL at our request on a fee-for-services basis.  The initial term of the agreement is five years and may be extended for additional periods if the parties desire to do so.  We have certain rights to terminate this agreement early.  We also entered into a Master Agreement with the National Institute for Strategic Technology Acquisition and Commercialization (“NISTAC”) and the Kansas State University Research Foundation (“KSURF”), pursuant to which we will pay royalties to KSURF on AVRL sales for ten years.  If our separate testing services agreement expires or is terminated early, the royalty obligations will continue for the full ten-year period, but at a reduced rate.  In addition, we issued to NISTAC warrants to purchase 10,000 shares of our common stock at an exercise price of $3.00 per share, and will be obligated to issue additional warrants to purchase 20,000 shares of our common stock with an exercise price of $3.00 per share on the date we first receive samples from a paying customer for which the KDAS/VDL could have performed one or more of the veterinary diagnostic and laboratory testing and related services contemplated by the testing services agreement.  Each warrant vests at a rate of 20% annually from its issuance date and has a term of five years.

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

Historically, hospitals and commercial laboratories have performed most human diagnostic testing, and veterinary specialized commercial laboratories have performed most veterinary medical testing. We have identified five principal factors that we believe customers typically use to evaluate our products and those of our competitors. These factors are as follows: (i) range of tests offered; (ii) the immediacy of results; (iii) cost effectiveness; (iv) ease of use and (v) reliability of results. We believe that we compete effectively on each of these factors except that we do not offer as broad of a range of tests as those offered by hospitals and commercials laboratories. Clinical laboratories are effective at processing large panels of tests using skilled technicians and complex equipment. While our current offering of reagent discs cannot provide the same broad range of tests as hospitals and commercials laboratories, we believe that in certain markets, our products provide a sufficient breadth of test menus to compete successfully with clinical laboratories given the advantages of our products with respect to the other four factors.

Our principal competitors in the human diagnostic market are Alere (formerly Inverness Medical Technologies), Alfa Wassermann S.P.A., i-STAT Corporation (which was purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.) and F. Hoffmann-La Roche Ltd. (Reflotron system). Many of our competitors in the human diagnostic market have significantly larger product lines to offer and greater financial and other resources than we do. In particular, many of these competitors have large sales forces and well-established distribution channels and brand names. Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation. Idexx has a larger veterinary product line and sales force than we do and a well-established distribution network and brand name.

We are developing our medical and veterinary distribution networks, expanding our direct sales force and expanding our product offerings and services in order to compete more effectively in these markets. During fiscal 2011, we began developing a full-service laboratory testing facility, Abaxis Veterinary Reference Laboratories (“AVRL”), which will be located in Olathe, Kansas. AVRL will provide veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States. AVRL will also focus on providing specialty and esoteric testing and analysis. Additionally, in January 2011, we formed a strategic alliance with Kansas State University, K-State Veterinary Diagnostic Lab, and a commercial affiliate of Kansas State University, the National Institute for Strategic Technology Acquisition and Commercialization, to enable AVRL to provide a full service commercial laboratory for veterinarians. We will incur significant expenses in connection with our development of AVRL and may incur additional significant expenses in exploring other future opportunities, for which the outcome is uncertain.

GOVERNMENT REGULATION

U.S. Food and Drug Administration Clearance

Our Piccolo products are medical devices subject to regulation by the FDA, under the Federal Food, Drug, and Cosmetic Act (“FDCA”). Medical devices, to be commercially distributed in the United States, must receive either 510(k) premarket clearance or Premarket Approval (“PMA”) from the FDA pursuant to the FDCA prior to marketing. Devices deemed to pose relatively less risk are placed in either class I or II, which generally requires the manufacturer to submit a premarket notification requesting permission for commercial distribution; this is known as 510(k) clearance. Most lower risk, or class I, devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment class III device for which PMA applications have not been called, are placed in class III requiring PMA approval. The FDA has classified our Piccolo products as class I or class II devices, depending on their specific intended uses and indications for use.

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

As of March 31, 2011, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 26 reagent tests that we have on 15 reagent discs. We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures. These new test products are crucial for our continued success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States until we provide additional information to the FDA and gain premarket clearance. The inability to market a new product during this time could harm our future sales.

Clinical Laboratory Improvements Act Regulations

Our Piccolo products are also affected by the CLIA. The CLIA are intended to ensure the quality and reliability of all medical testing in the United States regardless of where the tests are performed. The current CLIA regulations divide laboratory tests into three categories: “waived,” “moderately complex” and “highly complex.” Many of the tests performed using the Piccolo system are in the “moderately complex” category. This category requires that any location in which testing is performed be certified as a laboratory. Hence, we can only sell some Piccolo products to customers who meet the standards of a laboratory. To receive “laboratory” certification, a testing facility must be certified by the Centers for Medicare and Medicaid Services. After the testing facility receives a “laboratory” certification, it must then meet the CLIA regulations. Because we can only sell some Piccolo products to testing facilities that are certified “laboratories,” the market for some products is correspondingly constrained.

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

Animal and Plant Health Inspection Service Licensure of Veterinary Biologics

Our canine heartworm antigen (“CHW”) diagnostic product is regulated as a veterinary biologic under the Virus, Serum, and Toxin Act of 1913. In October 2009, we announced that we received licensure of our CHW test utilizing a rotor-based assay system consisting of eleven other important canine health determinations from the Animal and Plant Health Inspection Service (“APHIS”). Veterinary biologics are licensed as are their manufacturing facilities. Products are subject to extensive testing to establish their purity, safety, potency, and efficacy. Licensed biologics are also required to be prepared in accordance with a filed Outline of Production, among other requirements. Failure to comply with APHIS licensure or post-marketing approval requirements can result in the inability to obtain product or establishment licenses or cause the revocation or suspension of such licenses.

We are currently developing additional tests that will be subject to APHIS licensure as veterinary biologics. If we do not receive licensure for these additional tests, we will not be able to market those products in the United States and our growth can be limited accordingly.

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

To date, we have complied with the following federal, state, local and international regulatory requirements:

•
United States Food and Drug Administration (“FDA”): In December 2010, August 2008, September 2005 and March 2003, the FDA conducted a facility inspection and verified our compliance with the 21 CFR 820 Regulation.

•	United States Department of Agriculture: In October 2009, we received a United States Veterinary Biologics Establishment License from the United States Department of Agriculture.

•
State of California Food and Drug Branch (“FDB”): In April 2001, the FDB granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices. In May 2001, the FDB granted licensing for our manufacturing facility in Union City, California. In December 2010, the FDB conducted a routine facility inspection and verified our compliance with Good Manufacturing Practices for medical devices.

•
International Organization for Standardization (“ISO”): In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards. In December 2003, we received ISO 13485 Quality System certification as required by the 2003 European In Vitro Device Directive. This certified our quality system specifically to medical devices. In September 2005, we received the Canadian Medical Device Conformity Assessment System stamp on our ISO 13485 certificate to signify compliance with Health Canada regulations. In October 2009, we received our recertification to the ISO 13485:2003 Quality System Standard for medical devices.

We are not required to comply with all of the FDA government regulations applicable to the human medical market when manufacturing our VetScan products; however, we intend for all of our manufacturing operations to be compliant with the Quality System Regulation to help ensure product quality and integrity regardless of end use or patient. As we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets. The government regulations for our medical and veterinary products vary.

RESEARCH AND DEVELOPMENT

Research and development activities relate to development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products. Our research and development expenses, which consist of personnel costs, consulting expenses and materials and other related expenses, were $12.0 million, $10.7 million and $8.4 million, or 8%, 9% and 8% of our total revenues, in fiscal 2011, 2010 and 2009, respectively.

PATENTS AND PROPRIETARY TECHNOLOGIES

We have pursued the development of a patent portfolio to protect our proprietary technology. Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business. We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain competitive position. As of March 31, 2011, 53 patent applications have been filed on our behalf with the United States Patent and Trademark Office, of which 31 patents have been issued and 27 patents are currently active. The expiration dates of our active patents with the United States Patent and Trademark Office range from April 2011 to January 2026. In addition, we have 29 issued and active foreign patents and 9 foreign applications pending, of which five are Patent Cooperation Treaty international applications to be filed nationally in foreign countries.

EMPLOYEES

As of March 31, 2011, we employed 388 full-time employees distributed across the following divisions: 48 in research and development; 149 in manufacturing operations; and 191 in sales, general and administrative. None of our employees are covered by a collective bargaining agreement and we consider our relations with our employees to be good.

INFORMATION AVAILABLE TO INVESTORS

We make available, free of charge on or through our Internet address located at www.abaxis.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. In addition, copies of our reports, proxy statements and other information filed electronically with the SEC may be accessed at http://www.sec.gov. The public may also submit a written request to the SEC, Office of FOIA/PA Operations, 100 F Street, NE, Washington, DC 20549. This information may also be obtained by calling the SEC at 202-551-8300, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 1-202-772-9337.

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

Our facilities and manufacturing operations are vulnerable to interruption as a result of natural disasters and system failures. Any such interruption may harm our business.

Our success depends on the efficient and uninterrupted operation of our manufacturing operations, which are co-located with our corporate headquarters in Union City, California. These manufacturing operations are vulnerable to damage or interruption from earthquakes, fire, floods, power loss, telecommunications failures, break-ins and similar events. A failure of manufacturing operations, be it in the development and manufacturing of our Piccolo or VetScan blood chemistry analyzers or the reagent discs used in the blood chemistry analyzers, could result in our inability to supply customer demand. We do not have a backup facility to provide redundant manufacturing capacity in the event of a system failure or other significant loss or problem. Accordingly, if our manufacturing operations in Union City, California were interrupted, we may be required to bring an alternative facility online, a process that could take several weeks to several months or more.

Additionally, we rely on several information systems to keep financial records, process customer orders, manage inventory, process shipments to customers and operate other critical functions. If we were to experience a system disruption in the information technology systems that enable us to interact with customers and suppliers, it could result in the loss of sales and customers and significant incremental costs, which could adversely affect our business.

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

We generally operate with a limited order backlog, because we ship our products shortly after we receive the orders from our customers. As a result, our product sales in any quarter are generally dependent on orders that we receive and ship in that quarter. As a result, any such revenue shortfall would immediately materially and adversely impact our operating results and financial condition.

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

We depend on limited or sole suppliers, many of whom we do not have long-term contracts with, and failure of our suppliers to provide the components or products to us could harm our business.

We use several key components that are currently available from limited or sole sources as discussed below.

•
Blood Chemistry Analyzer Components: Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of suppliers, including certain components from single-source suppliers, Hamamatsu Corporation and UDT Sensors (a division of OSI Optoelectronics). Our analyzers also use a printer that is primarily made by Seiko North America Corporation. The loss of the supply of any of these components could force us to redesign our blood chemistry analyzers.

•
Reagent Discs: Two injection-molding manufacturers, C. Brewer & Co. and Nypro, Inc., currently make the molded plastic discs that, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require. To date, we have only qualified these two manufacturers to manufacture the molded plastic discs.

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

We market original equipment manufacturer supplied products that are currently available from limited sources as discussed below.

•
Hematology Instruments and Reagent Kits: Our VetScan hematology instruments are manufactured by Diatron in Hungary and are purchased by us as a completed instrument. In addition, currently, we have qualified two suppliers to produce the reagent kits for our hematology instruments: Clinical Diagnostic Solutions, Inc. and Diatron.

•
Coagulation and Specialty Analyzers and Cartridges: Our VetScan VSpro coagulation and specialty analyzers and cartridges are manufactured by Scandinavian MicroBiodevices APS in Denmark and are purchased by us as completed products.

•	i-STAT Analyzers and Cartridges: Our VetScan i-STAT 1 analyzers and cartridges are manufactured by Abbott Point of Care Inc. in North America and are purchased by us as completed products.

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

We believe that our core compact blood chemistry analyzer product differs substantially from current blood chemistry analyzers on the market. We compete with centralized laboratories that offer a greater number of tests than our products, but do so at a greater overall cost and require more time. We also compete with other point-of-care analyzers that cost more, require more maintenance and offer a narrower range of tests. However, these point-of-care analyzers are generally marketed by larger companies which have greater resources for sales and marketing, in addition to a recognized brand name and established distribution relationships.

In the human medical market, we have relatively limited experience in large-scale sales of our Piccolo blood chemistry analyzers. Although we believe that our blood chemistry analyzers offer customers many advantages, including substantial improvements in practice efficiencies; in terms of implementation of the actual product, these advantages involve changes to current standard practices, such as using large clinical laboratories that will require changes in both the procedures and mindset of care providers. The human medical market in particular is highly regulated, structured, difficult to penetrate and often slow to adopt new product offerings. If we are unable to convince large numbers of medical clinics, hospitals and other point-of-care environments of the benefits of our Piccolo blood chemistry analyzers and our other products, we will suffer lost sales and could fail to achieve anticipated revenue.

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

As of March 31, 2011, 53 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 31 patents have been issued and 27 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties. On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents. We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously. Patent infringement lawsuits are expensive and time-consuming. We believe the cost of this litigation could have a material adverse effect on our business, our consolidated financial position and results of operations. As of March 31, 2011, we have not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.

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

In the United States medical market, we depend on a few distributors for our Piccolo products. We entered into formal distribution agreements with the following distributors to sell and market Piccolo chemistry analyzers and medical reagent discs: Henry Schein’s Medical Group, McKesson Medical-Surgical Inc. and PSS World Medical, Inc. We depend on these distributors to assist us in promoting market acceptance of our Piccolo chemistry analyzers. The loss of any of these distributors would have a material negative impact on our operating results and financial condition.

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

We have developed a blood analysis system that consists of a portable blood analyzer and single-use reagent discs. Each reagent disc performs a series of standard blood tests. We believe that it is necessary to develop additional series of reagent discs with various tests for use with the Piccolo and VetScan chemistry analyzers. Historically, we have developed reagent discs suitable for the human medical and veterinary diagnostic markets. We have received 510(k) clearances from the U.S. Food and Drug Administration (“FDA”) for 26 test methods in the human medical market. These tests are included in standard tests for which the medical community receives reimbursements from third-party payors such as managed care organizations and Medicare. We may not be able to successfully manufacture or market these reagent discs. Our failure to meet these challenges will materially adversely affect our operating results and financial condition.

We rely on relationships with partners and other third parties that license our technologies and pay us royalties on sales of their products. Failure to maintain these relationships, poor performance by these companies or disputes with these companies could negatively impact our business.

We rely on collaborative relationships with other companies for revenues resulting from royalties payable by these third parties in connection with technologies that they license from us. For example, we entered into a license agreement with Cepheid in fiscal 2006 to license a portion of our patent portfolio covering lyophilization technology. Under the agreement, Cepheid paid us royalties based on sales of Cepheid products using the licensed technology. On October 1, 2010, we terminated the entire license as to all or any of Cepheid products due to Cepheid’s discontinuation of license royalty payments. As a result of this license termination, we expect that our development and licensing revenue will be adversely and materially impacted. If other third parties fail to perform under license agreement or generate royalties to the level of our expectations, our operating results may be harmed. In addition, reliance on collaborative relationships poses a number of risks, including the following risks:

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

Our principal competitors in the human diagnostic market are Alere (formerly Inverness Medical Technologies), Alfa Wassermann S.P.A., i-STAT Corporation (which was purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.), and F. Hoffmann-La Roche Ltd. (Reflotron system). Many of our competitors in the human diagnostic market have significantly larger product lines to offer and greater financial and other resources than we do. In particular, many of these competitors have large sales forces and well-established distribution channels and brand names. Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation. Idexx has a larger veterinary product line and sales force than we do and a well-established distribution network and brand name. Consequently, we must develop our distribution channels and significantly expand our direct sales force in order to compete more effectively in these markets.

During fiscal 2011, we began developing a full-service laboratory testing facility, Abaxis Veterinary Reference Laboratories (“AVRL”), which will be located in Olathe, Kansas. AVRL will provide veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States. AVRL will also focus on providing specialty and esoteric testing and analysis. Additionally, in January 2011, we formed a strategic alliance with Kansas State University, K-State Veterinary Diagnostic Lab, and a commercial affiliate of Kansas State University, the National Institute for Strategic Technology Acquisition and Commercialization, to enable AVRL to provide a full service commercial laboratory for veterinarians. We will incur significant expenses in connection with this strategic alliance and may incur additional significant expenses in exploring other future opportunities, for which the outcome is uncertain. Pursuing these and other strategic opportunities could distract our management, or divert or expend our limited capital and other resources, which could adversely impact our operating results and financial condition in the future.

Changes in third-party payor reimbursement regulations can negatively affect our business.

By regulating the maximum amount of reimbursement they will provide for blood testing services, third-party payors, such as managed care organizations, pay-per-service insurance plans, Medicare and Medicaid, can indirectly affect the pricing or the relative attractiveness of our human testing products. For example, the Centers for Medicare and Medicaid Services (the “CMS”) set the level of reimbursement of fees for blood testing services for Medicare beneficiaries. If third-party payors decrease the reimbursement amounts for blood testing services, it may decrease the likelihood that physicians and hospitals will adopt point-of-care diagnostics as a viable means of care delivery. Consequently, we would need to charge less for our products. If the government and third-party payors do not provide for adequate coverage and reimbursement levels to allow health care providers to use our products, the demand for our products will decrease and our business and financial condition would be harmed.

We are subject to numerous governmental regulations and regulatory changes are difficult to predict and may be damaging to our business.

Need for Government Regulation for our Products

Our Piccolo products are medical devices subject to regulation by the FDA, under the Federal Food, Drug, and Cosmetic Act (“FDCA”). Medical devices, to be commercially distributed in the United States, must receive either 510(k) premarket clearance or Premarket Approval (“PMA”) from the FDA pursuant to the FDCA prior to marketing. Devices deemed to pose relatively less risk are placed in either class I or II, which generally requires the manufacturer to submit a premarket notification requesting permission for commercial distribution; this is known as 510(k) clearance. Most lower risk, or class I, devices are exempted from this requirement. Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment class III device for which PMA applications have not been called, are placed in class III requiring PMA approval. The FDA has classified our Piccolo products as class I or class II devices, depending on their specific intended uses and indications for use.

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

As of March 31, 2011, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 26 reagent tests that we have on 15 reagent discs. We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures. These new test products are crucial for our continued success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States until we provide additional information to the FDA and gain premarket clearance. The inability to market a new product during this time could harm our future sales.

Effects of the Clinical Laboratory Improvement Amendments on our Products

Our Piccolo products are also affected by the CLIA. The CLIA are intended to ensure the quality and reliability of all medical testing in the United States regardless of where the tests are performed. The current CLIA regulations divide laboratory tests into the following three categories:

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

Animal and Plant Health Inspection Service Licensure of Veterinary Biologics

Our canine heartworm antigen (“CHW”) diagnostic product is regulated as a veterinary biologic under the Virus, Serum, and Toxin Act of 1913. In October 2009, we announced that we received licensure of our CHW test utilizing a rotor-based assay system consisting of eleven other important canine health determinations from the Animal and Plant Health Inspection Service (“APHIS”). Veterinary biologics are licensed as are their manufacturing facilities. Products are subject to extensive testing to establish their purity, safety, potency, and efficacy. Licensed biologics are also required to be prepared in accordance with a filed Outline of Production, among other requirements. Failure to comply with APHIS licensure or post-marketing approval requirements can result in the inability to obtain product or establishment licenses or cause the revocation or suspension of such licenses.

We are currently developing additional tests that will be subject to APHIS licensure as veterinary biologics. If we do not receive licensure for these additional tests, we will not be able to market those products in the United States and our growth can be limited accordingly.

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

To date, we have complied with the following federal, state, local and international regulatory requirements:

•
United States Food and Drug Administration (“FDA”): In December 2010, August 2008, September 2005 and March 2003, the FDA conducted a facility inspection and verified our compliance with the 21 CFR 820 Regulation.

•	United States Department of Agriculture: In October 2009, we received a United States Veterinary Biologics Establishment License from the United States Department of Agriculture.

•
State of California Food and Drug Branch (“FDB”): In April 2001, the FDB granted our manufacturing facility “in compliance” status, based on the regulations for Good Manufacturing Practices for medical devices. In May 2001, the FDB granted licensing for our manufacturing facility in Union City, California. In December 2010, the FDB conducted a routine facility inspection and verified our compliance with Good Manufacturing Practices for medical devices.

•
International Organization for Standardization (“ISO”): In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards. In December 2003, we received ISO 13485 Quality System certification as required by the 2003 European In Vitro Device Directive. This certified our quality system specifically to medical devices. In September 2005, we received the Canadian Medical Device Conformity Assessment System stamp on our ISO 13485 certificate to signify compliance with Health Canada regulations. In October 2009, we received our recertification to the ISO 13485:2003 Quality System Standard for medical devices.

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

In accordance with Accounting Standards Codification 718, “Compensation-Stock Compensation,” issued by the Financial Accounting Standards Board, we measure all share-based payments to employees using a fair-value-based method and we record such expense in our results of operations. The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense, net of an estimated forfeiture rate, over the corresponding requisite service period. Since fiscal 2007, we have granted restricted stock unit awards annually to employees based on the following time-based vesting schedule over a four-year period: five percent vesting after the first year; additional ten percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment. Since we began granting restricted stock units as part of our share-based compensation program in fiscal 2007, share-based compensation expense related to restricted stock units had a material impact on our earnings per share and on our consolidated financial statements and we expect that it will continue to adversely impact our reported results of operations, particularly in the fourth year of vesting for the restricted stock unit awarded to employees. As of March 31, 2011, our unrecognized compensation expense related to restricted stock unit awards granted to employees and directors to date totaled $14.8 million, which is expected to be recognized over a weighted average service period of 1.98 years.

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

Our international sales are currently primarily denominated in U.S. dollars. As a result, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. For our sales denominated in foreign currencies, we are subject to fluctuations in exchange rates between the U.S. dollar and the particular foreign currency. Our operating results could also be adversely affected by the seasonality of international sales and the economic conditions of our overseas markets.

We are subject to increasingly complex requirements from legislation requiring companies to evaluate internal control over financial reporting.

Rules adopted by the Securities and Exchange Commission pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require an assessment of internal control over financial reporting by our management and an attestation of the effectiveness of our internal control over financial reporting by an independent registered public accounting firm. We have an ongoing program to perform the assessment, testing and evaluation to comply with these requirements and we expect to continue to incur significant expenses for Section 404 compliance on an ongoing basis.

Our management assessed the effectiveness of our internal control over financial reporting as of our fiscal years ended March 31, 2011 and 2010. Although we received an unqualified opinion on our consolidated financial statements for the fiscal years ended March 31, 2011 and 2010, and on the effectiveness of our internal control over financial reporting as of March 31, 2011 and 2010, we cannot predict the outcome of our testing in future periods. In the event that our internal control over financial reporting is not effective as defined under Section 404, or any failure to implement required new or improved controls, or difficulties encountered in implementation could harm operating results or prevent us from accurately reporting financial results or cause a failure to meet our reporting obligations in the future. If management cannot assess internal control over financial reporting is effective, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment, investor confidence and our share value may be negatively impacted.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended March 31, 2011, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $25.06 to $30.55 per share and the closing sale price on March 31, 2011, was $28.84 per share. During the last eight fiscal quarters ended March 31, 2011, our stock price closed at a high of $30.55 per share on March 22, 2011 and a low of $14.44 per share on April 23, 2009. Many factors may affect the market price of our common stock, including:

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We are headquartered in Union City, California, where we lease approximately 126,363 square feet of office, research and development and manufacturing space, pursuant to a lease expiring in February 2021.

Additionally, our facilities include the following:

•	Sublease of approximately 25,705 square feet of warehousing space in Union City, California, expiring in fiscal 2012.

•	Lease of approximately 20,380 square feet of office and laboratory space in Olathe, Kansas, expiring in fiscal 2017.

•	Lease of approximately 8,900 square feet of office space in Darmstadt, Germany, expiring in fiscal 2015, which serves as our headquarters for Abaxis Europe GmbH.

•	Lease of approximately 12,820 square feet of warehousing space in Griesheim, Germany, expiring in fiscal 2015.

We believe that our existing facilities are adequate to meet our current requirements, and that we will be able to obtain additional facilities space on commercially reasonable terms, if and when they are required.

Item 3. Legal Proceedings

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties. On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents. We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously. Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations. As of March 31, 2011, we had not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time. A claims construction hearing is scheduled for June 21, 2011. The parties must complete a mandatory mediation in August 2011. A trial date has not been set.

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

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “ABAX.” The following table sets forth the quarterly high and low intra-day per share sales prices for the common stock from April 1, 2009 through March 31, 2011 as reported on the NASDAQ Global Market:

	Prices
	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
Quarter ended June 30	$28.11	$20.47	$20.73	$13.54
Quarter ended September 30	23.40	17.54	29.80	18.54
Quarter ended December 31	28.57	22.27	27.97	21.95
Quarter ended March 31	31.45	24.50	28.50	22.38

As of June 9, 2011, there were 22,746,000 shares of our common stock outstanding, held by 130 shareholders of record.

We did not repurchase any of our equity securities during the fourth quarter of fiscal 2011.

Dividends

We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph (1)

The graph below compares the cumulative total shareholder return on an investment in our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Securities Index over the past five year period ended March 31, 2011. The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

The graph assumes the investment of $100 on March 31, 2006 in our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Securities Index and assumes dividends, if any, are reinvested. No dividends have been declared on our common stock to date.

	3/31/2006	3/31/2007	3/31/2008	3/31/2009	3/31/2010	3/31/2011
Abaxis, Inc.	$100.00	$107.45	$102.16	$76.01	$119.89	$127.16
Russell 2000	$100.00	$105.91	$92.14	$57.58	$93.73	$117.90
NASDAQ Medical Equipment Securities	$100.00	$99.33	$105.26	$57.67	$103.12	$111.50
______________________________________
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

Item 6. Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data of Abaxis for each of the five years ended with March 31, 2011. The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements, related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$143,676	$124,557	$105,562	$100,551	$86,221
Cost of revenues	63,884	52,435	46,937	45,507	39,362
Gross profit	79,792	72,122	58,625	55,044	46,859
Operating expenses:
Research and development	11,973	10,688	8,361	6,966	6,180
Sales and marketing	34,384	30,138	24,712	23,689	20,569
General and administrative	10,963	10,521	7,757	6,681	5,735
Total operating expenses	57,320	51,347	40,830	37,336	32,484
Income from operations	22,472	20,775	17,795	17,708	14,375
Interest and other income (expense), net	1,099	630	1,271	2,096	1,774
Income before income tax provision	23,571	21,405	19,066	19,804	16,149
Income tax provision	9,034	8,382	7,053	7,301	6,076
Net income	$14,537	$13,023	$12,013	$12,503	$10,073
Net income per share:
Basic net income per share	$0.65	$0.59	$0.55	$0.58	$0.49
Diluted net income per share	$0.64	$0.58	$0.54	$0.56	$0.46
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,365	22,021	21,826	21,499	20,643
Weighted average common shares outstanding - diluted	22,858	22,606	22,324	22,261	21,846

	As of March 31,
	2011	2010	2009	2008	2007
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$43,471	$27,857	$49,237	$17,219	$10,183
Short-term investments	25,981	32,343	20,776	6,991	35,028
Working capital	107,542	89,327	101,815	52,500	74,517
Long-term investments	36,237	36,319	4,886	35,463	-
Total assets	188,260	167,816	140,711	120,903	102,715
Non-current liabilities	3,090	1,682	2,270	2,161	2,167
Total shareholders' equity	168,648	147,119	126,892	104,649	87,812

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

BUSINESS OVERVIEW

Company Description. Abaxis, Inc. develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.

Our corporate headquarters are located in Union City, California, from where we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing and administrative activities. We market and sell our products worldwide by maintaining direct sales forces and through independent distributors. Our sales force is primarily located in the United States. Abaxis Europe GmbH, our wholly-owned subsidiary in Germany since July 2008, markets and distributes diagnostic systems for medical and veterinary uses in the European market.

Products and Services. Our primary product is a blood analysis system, consisting of a compact portable analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 14 tests on human patients and 13 tests on veterinary patients. We market our blood chemistry analyzers in both the medical market and in the veterinary market, as described below.

•
Medical Market: We currently market the blood analysis system in the medical market under the name Piccolo® Xpress. Through October 2006, we marketed the blood analysis system in the medical market as the Piccolo, now referred to as the Piccolo Classic. We continue to support and service our current population of Piccolo Xpress and Piccolo Classic chemistry analyzers.

•
Veterinary Market: We currently market the blood analysis system in the veterinary market under the name VetScan VS2. Through March 2006, we marketed the blood analysis system in the veterinary market as the VetScan, now referred to as the VetScan Classic. We continue to support and service our current population of VetScan VS2 and VetScan Classic chemistry analyzers.

In September 2007, we introduced a veterinary hematology instrument under the name VetScan HM5. The VetScan HM5 offers a 22-parameter complete blood count (“CBC”) analysis, including a five-part differential cell counter specifically designed for veterinary applications. In May 2004, we introduced a veterinary hematology instrument that offers an 18-parameter CBC analysis, including a three-part white blood cell differential, marketed originally as the VetScan HMII, and is now referred to as the VetScan HM2. We currently purchase the hematology instruments from Diatron MI PLC (“Diatron”) of Budapest, Hungary. Through April 2004, we marketed a veterinary hematology instrument under the name VetScan HMT. We continue to support and service our current population of VetScan HM5, VetScan HM2, VetScan HMII and VetScan HMT hematology instruments. We also market reagent kits to be used with our hematology instruments which we currently purchase from two suppliers: Clinical Diagnostic Solutions, Inc. and Diatron.

In January 2009, we introduced a veterinary coagulation and specialty analyzer under the name VetScan VSpro. The VetScan VSpro assists in the diagnosis and evaluation of suspected bleeding disorders, toxicity/poisoning, evaluation of disseminated intravascular coagulation, hepatic disease and in monitoring therapy and the progression of disease states. The point-of-care coagulation and specialty analyzer is offered with a combination assay (PT/aPTT test cartridge) for canine and feline testing. In December 2010, we introduced the VetScan VSpro Fibrinogen Test, to provide quantitative in-vitro determination of fibrinogen levels in equine platelet poor plasma from a citrated stabilized whole blood sample. The VetScan VSpro Fibrinogen Test is designed for use with the VSpro coagulation and specialty analyzer. We currently purchase the coagulation and specialty analyzers and related cartridges from Scandinavian Micro Biodevices APS of Farum, Denmark (“SMB”). Additionally, in February 2011, we purchased a 15% equity ownership interest in SMB. See the “Investment in Unconsolidated Affiliate” section for additional information.

We offer the following two VetScan Rapid Tests, which deliver easy to read results in approximately ten minutes, as described below.

•
Canine Heartworm Rapid Test: In January 2009, we introduced the VetScan Canine Heartworm Rapid Test, a highly sensitive and specific test for the detection of Dirofilaria immitis in canine whole blood, serum or plasma. The lateral flow immunoassay technology in the canine heartworm rapid tests provides immediate results.

•
Canine Parvovirus Rapid Test: In March 2011, we introduced the VetScan Canine Parvovirus Rapid Test Kit, a qualitative test for the detection of canine parvovirus antigen in feces. The VetScan Canine Parvovirus Rapid Test Kit uses a unique combination of monoclonal antibodies that provides the detection of parvovirus antigen, allowing the veterinarian to screen for and diagnose the infection.

In May 2009, we entered into an exclusive agreement with Abbott Point of Care Inc. (“Abbott”), granting us the right to sell and distribute Abbott’s i-STAT® 1 handheld instrument (i-STAT 1 analyzer) and associated consumables for blood gas, electrolyte, basic blood chemistry and immunoassay testing in the animal health care market worldwide. Our right to sell and distribute these products was initially non-exclusive, but became exclusive in all countries of the world, except for Japan, in November 2009. Our rights in Japan remain non-exclusive for the term of the agreement. The initial term of the agreement ends on December 31, 2014, and after this initial term, our agreement continues automatically for successive one-year periods unless terminated by either party. We started marketing and sales activities of the i-STAT cartridges in the first quarter of fiscal 2010. In the second quarter of fiscal 2010, we started marketing and sales activities of the i-STAT instrument. We launched an Abaxis-branded version of the i-STAT 1 instrument as part of our VetScan line in the third quarter of fiscal 2010.

During fiscal 2011, we began developing a full-service laboratory testing facility, Abaxis Veterinary Reference Laboratories (“AVRL”), which will be located in Olathe, Kansas. AVRL will provide veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States. AVRL will also focus on providing specialty and esoteric testing and analysis. Additionally, in January 2011, we formed a strategic alliance with Kansas State University, K-State Veterinary Diagnostic Lab, and a commercial affiliate of Kansas State University, the National Institute for Strategic Technology Acquisition and Commercialization, to enable AVRL to provide a full service commercial laboratory for veterinarians.

Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control, including but not limited to inventory or timing considerations by our distributors. We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. Product sales in any quarter are generally dependent on orders booked and shipped in that quarter. As a result, any such revenue shortfall would negatively affect our operating results and financial condition. In addition, our sales may be adversely impacted by pricing pressure from competitors. Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our Piccolo and VetScan products and to successfully compete with other competitors. We believe that period to period comparisons of our results of operations are not necessarily meaningful indicators of future results.

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

We recognize revenue associated with extended maintenance agreements ratably over the life of the contract. Amounts collected in advance of revenue recognition are recorded as a current or non-current deferred revenue liability based on the time from the balance sheet date to the future date of revenue recognition. We provide incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of our instruments. Revenues from such sales are allocated separately to the instruments and incentives based on the residual value of each element. Revenues allocated to incentives are deferred until the goods are shipped to the customer or are recognized ratably over the life of the maintenance contract. At March 31, 2011, 2010 and 2009, the current portion of deferred revenue balances was $953,000, $1.2 million and $1.0 million, respectively, and the non-current portion of deferred revenue balances was $1.7 million, $1.4 million and $1.6 million, respectively. The fluctuation in balances is due to the types of customer incentives programs offered during the period and depends on when the free goods are shipped to the customer and the maintenance period of the maintenance agreements.

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

Royalties are typically based on licensees’ net sales of products that utilize our technology and are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured, such as upon the receipt of a royalty statement from the licensee. Our royalty revenue depends on the licensees’ use of our technology, and therefore, may vary from period to period and impact our revenues during a quarter. On June 28, 2010, we notified Cepheid that Cepheid breached its license agreement with us due to Cepheid’s discontinuation of license royalty payments. On October 1, 2010, we informed Cepheid that the breach had not been cured, and we terminated the entire license, as to all or any Cepheid products. As a result of the license termination, our development and licensing revenue was adversely and materially impacted in our consolidated financial statements during fiscal 2011. Also, we expect the license termination will adversely and materially impact development and licensing revenue in our consolidated financial statements in the foreseeable future.

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

The distributor pricing rebate program is offered to distributors in the North America veterinary market, upon meeting the sales volume requirements of veterinary products during the qualifying period. Factors used in the rebate calculations include the identification of products sold subject to a rebate during the qualifying period and which rebate percentage applies. Based on these factors and using historical trends, adjusted for current changes, we estimate the amount of the rebate that will be paid and record the liability as a reduction to gross revenues when we record the sale of the product. Settlement of the rebate accruals from the date of sale ranges from one to nine months after sale. Changes in the rebate accrual at each fiscal year end are based upon distributors meeting the purchase requirements during the quarter. Other rebate programs offered to distributors or customers vary from period to period in the medical and veterinary markets.

The following table summarizes the change in total accrued distributor and customer rebates (in thousands):

	Balance at Beginning of Year	Provisions	Payments	Balance at End of Year
Year Ended March 31, 2011	$48	$694	$(331)	$411
Year Ended March 31, 2010	$96	$268	$(316)	$48
Year Ended March 31, 2009	$140	$294	$(338)	$96

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

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of March 31, 2011, we used Level 1 assumptions for our cash equivalents, which are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of March 31, 2011, we did not have any Level 2 financial assets or liabilities.

Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of March 31, 2011, we did not have any Level 3 financial assets or liabilities.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. At March 31, 2011, our short-term investments totaled $26.0 million and our long-term investments totaled $36.2 million, which were classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliate. In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”), for $2.8 million in cash. We use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. We eliminate all intercompany transactions in accounting for our equity method investments. During fiscal 2011, we recorded our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on the consolidated statements of income.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. We did not recognize any impairment loss on investment in unconsolidated affiliate during fiscal 2011.

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

As of March 31, 2011, our current portion of warranty reserves for instruments and reagent discs totaled $1.0 million and our non-current portion of warranty reserves for instruments totaled $191,000, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc.

Each quarter, we reevaluate our estimate of warranty reserves, including our assumptions. During fiscal 2011 and 2010, we recorded an adjustment to pre-existing warranties of $321,000 and $900,000, respectively, which reduced our warranty reserves and our cost of revenues, based on both a decrease in our historical experience as to product failures and our judgment of a decrease in estimated product failure rates of instruments. We began experiencing a decrease in the estimated product failure rates since we began taking steps to resolve manufacturing problems on blood chemistry analyzers primarily from fiscal 2008 related to quality control for key components that we obtain from our suppliers and to design issues of the key components required and accordingly, starting in the third quarter of fiscal 2010, we recorded adjustments to our estimated accrual for warranty exposure based on our quarterly evaluation of service experience.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. At March 31, 2011 and 2010, we had no uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. For fiscal 2011, 2010 and 2009, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at March 31, 2011 and 2010, we had no accrued interest or penalties.

Share-Based Compensation Expense. We recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors.

There were no stock options granted since the beginning of fiscal 2007 and we did not grant stock options during fiscal 2011, 2010 or 2009. For stock options granted prior to March 31, 2006, we use the Black-Scholes option pricing model to determine the fair value. Determining the appropriate fair value model and calculating the fair value of share-based awards requires highly subjective assumptions, including risk-free interest rate, expected stock price volatility, expected term and expected dividends.

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

Share-based compensation expense resulted in a material impact on our earnings per share and on our consolidated financial statements for fiscal 2011, 2010 and 2009. The impact of share-based compensation expense on our consolidated financial results is disclosed in Note 12, “Share-Based Compensation” in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. As of March 31, 2011, our unrecognized compensation expense related to restricted stock unit awards granted to employees and directors to date totaled $14.8 million, which is expected to be recognized over a weighted average service period of 1.98 years. We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future. Excluding forfeitures, we estimate expense recognition of restricted stock units over the requisite service period of the award, for awards granted and unvested as of March 31, 2011 as follows: $5.8 million in fiscal 2012, $4.9 million in fiscal 2013, $5.7 million in fiscal 2014 and $850,000 in fiscal 2015.

RESULTS OF OPERATIONS

Abaxis develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. We operate in two segments: (i) the medical market and (ii) the veterinary market. See “Segment Results” in this section for a detailed discussion.

Total Revenues

Revenues by Geographic Region and by Product Category. Revenues by geographic region based on customer location and revenues by product category during fiscal 2011, 2010 and 2009 were as follows (in thousands, except percentages):

	Year Ended March 31,			Change 2010 to 2011		Change 2009 to 2010
Revenues by Geographic Region	2011	2010	2009	Increase/ (Decrease)	Percent Change	Increase/ (Decrease)	Percent Change
North America	$117,992	$101,391	$87,801	$16,601	16%	$13,590	15%
Percentage of total revenues	82%	81%	83%
Europe	20,308	18,547	14,045	1,761	9%	4,502	32%
Percentage of total revenues	14%	15%	13%
Asia Pacific and rest of the world	5,376	4,619	3,716	757	16%	903	24%
Percentage of total revenues	4%	4%	4%
Total revenues	$143,676	$124,557	$105,562	$19,119	15%	$18,995	18%

	Year Ended March 31,			Change 2010 to 2011		Change 2009 to 2010
Revenues by Product Category	2011	2010	2009	Increase/ (Decrease)	Percent Change	Increase/ (Decrease)	Percent Change
Instruments(1)	$32,092	$28,787	$28,194	$3,305	11%	$593	2%
Percentage of total revenues	22%	23%	27%
Consumables(2)	102,920	85,819	69,072	17,101	20%	16,747	24%
Percentage of total revenues	72%	69%	65%
Other products	7,412	6,809	5,170	603	9%	1,639	32%
Percentage of total revenues	5%	5%	5%
Product sales, net	142,424	121,415	102,436	21,009	17%	18,979	19%
Percentage of total revenues	99%	97%	97%
Development and licensing revenue	1,252	3,142	3,126	(1,890)	(60)%	16	1%
Percentage of total revenues	1%	3%	3%
Total revenues	$143,676	$124,557	$105,562	$19,119	15%	$18,995	18%
______________________________

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro coagulation and specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro coagulation and specialty cartridges, i-STAT cartridges and rapid tests.

Fiscal 2011 Compared to Fiscal 2010

North America. During fiscal 2011, total revenues in North America increased 16%, or $16.6 million, as compared to fiscal 2010. The change in total revenues in North America was attributed primarily to the following:

•
Sales of our Piccolo chemistry analyzers in North America (excluding the U.S. government) increased 31%, or $985,000, primarily due to an increase in units sold to distributors resulting from higher sales to end users during the first nine months of fiscal 2011.

•
Medical reagent discs sales in North America (excluding the U.S. government) increased 14%, or $1.8 million, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers.

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs to the U.S. government increased 23%, or $700,000, primarily due to an increase in the needs for our products during the third quarter of fiscal 2011, which were not predictable.

•
Veterinary reagent discs sales in North America increased 13%, or $5.6 million, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers and higher average selling prices.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased 14%, or $1.6 million, primarily attributed to (a) an increase in units of VetScan hematology instruments sold and (b) an increase in units of hematology reagent kits sold resulting from an expanded installed base of our VetScan hematology instruments.

•
Total sales from our original equipment manufacturer (“OEM”) supplied products (excluding hematology) in North America increased 72%, or $7.3 million, during fiscal 2011, primarily due to the commencement of sales and marketing activities for our VetScan VSpro coagulation and specialty analyzers and related consumables (launched in the fourth quarter of fiscal 2009), canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009), and VetScan i-STAT analyzers (launched in the second quarter of fiscal 2010) and related VetScan i-STAT consumables (launched in the first quarter of fiscal 2010).

•
Total revenues from development and licensing in North America decreased 60%, or $1.9 million, during fiscal 2011, primarily based on the licensees’ decreased use of our technology, which varies from period to period. On June 28, 2010, we notified Cepheid that Cepheid breached its license agreement with us due to Cepheid’s discontinuation of license royalty payments. On October 1, 2010, we informed Cepheid that the breach had not been cured, and we terminated the entire license, as to all or any Cepheid products. For further information, see Note 10, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Europe. During fiscal 2011, total revenues in Europe increased 9%, or $1.8 million, as compared to fiscal 2010. The change in total revenues in Europe was attributed primarily to the following:

•	Sales of our Piccolo chemistry analyzers in Europe increased 46%, or $721,000, primarily due to an increase in sales to distributors during the first six months of fiscal 2011.

•	Medical reagent discs sales in Europe increased 15%, or $337,000, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers.

•	Sales of our VetScan chemistry analyzers in Europe decreased 15%, or $509,000, primarily due to lower inventory purchases by a distributor.

•	Veterinary reagent discs sales in Europe increased 10%, or $905,000, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers.

•
Total sales from our OEM supplied products (excluding hematology) in Europe increased 103%, or $279,000, during fiscal 2011, primarily due to the commencement of sales and marketing activities for our VetScan i-STAT analyzers (launched in the second quarter of fiscal 2010) and related VetScan i-STAT consumables (launched in the first quarter of fiscal 2010).

Asia Pacific and rest of the world. During fiscal 2011, total revenues in Asia Pacific and rest of the world increased 16%, or $757,000, as compared to fiscal 2010. The increase in total revenues in Asia Pacific and rest of the world was attributed primarily to the following:

•	Veterinary reagent discs sales in Asia Pacific and rest of the world increased 13%, or $283,000, primarily due to increased sales to various distributors during fiscal 2011.

•
Total sales from our OEM supplied products (excluding hematology) in Asia Pacific and rest of the world increased 143%, or $327,000, during fiscal 2011, primarily due to the commencement of sales and marketing activities for our VetScan i-STAT analyzers (launched in the second quarter of fiscal 2010) and related VetScan i-STAT consumables (launched in the first quarter of fiscal 2010).

Significant Concentration. There were no distributors or direct customers that accounted for 10% or more of our total worldwide revenues during fiscal 2011.

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

•
Total sales from our OEM supplied products increased $9.5 million during fiscal 2010 in North America. Our OEM supplied products include our VetScan VSpro coagulation analyzers and related consumables (launched in the fourth quarter of fiscal 2009), i-STAT analyzers and related consumables (launched in fiscal 2010), and canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009).

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

Segment Results

We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments. We manage our business on the basis of the following two reportable segments: (i) the medical market and (ii) the veterinary market, which are based on the products sold by market and customer group.

Fiscal 2011 Compared to Fiscal 2010

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for fiscal 2011 and 2010 (in thousands, except percentages):

	Year Ended March 31,				Change
	2011	Percent of Revenues(1)	2010	Percent of Revenues(1)	Increase/ (Decrease)	Percent Change
Revenues:
Medical Market	$28,988	100%	$24,176	100%	$4,812	20%
Percentage of total revenues	20%		19%
Veterinary Market	108,400	100%	92,411	100%	15,989	17%
Percentage of total revenues	75%		74%
Other(2)	6,288		7,970		(1,682)	(21)%
Percentage of total revenues	5%		7%
Total revenues	143,676		124,557		19,119	15%
Cost of revenues:
Medical Market	13,647	47%	10,490	43%	3,157	30%
Veterinary Market	45,438	42%	37,162	40%	8,276	22%
Other(2)	4,799		4,783		16	<1%
Total cost of revenues	63,884		52,435		11,449	22%
Gross profit:
Medical Market	15,341	53%	13,686	57%	1,655	12%
Veterinary Market	62,962	58%	55,249	60%	7,713	14%
Other(2)	1,489		3,187		(1,698)	(53)%
Gross profit	$79,792		$72,122		$7,670	11%
______________________________

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During fiscal 2011, total revenues in the medical market increased 20%, or $4.8 million, as compared to fiscal 2010. Components of the change were as follows:

Instruments. Total revenues from sales of our Piccolo chemistry analyzers increased 31%, or $2.0 million, during fiscal 2011, as compared to fiscal 2010. The increase in revenues was primarily attributed to (a) an increase in revenues in North America (excluding the U.S. government) of 31%, or $985,000, primarily due to an increase in units sold to distributors resulting from higher sales to end users during the first nine months of fiscal 2011, and (b) an increase in revenues in Europe by 46%, or $721,000, primarily due to an increase in sales to distributors during the first six months of fiscal 2011.

Consumables. Total revenues from medical reagent discs increased 16%, or $2.7 million, during fiscal 2011, as compared to fiscal 2010. The increase in revenues was primarily attributed to (a) an increase in revenues in North America (excluding the U.S. government) of 14%, or $1.8 million, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers and (b) an increase in revenues in Europe of 15%, or $337,000, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers.

Total sales of our Piccolo chemistry analyzers and medical reagent discs to the U.S. government increased 23%, or $700,000, primarily due to an increase in the needs for our products during the third quarter of fiscal 2011, which were not predictable.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased 12%, or $1.7 million, during fiscal 2011, as compared to fiscal 2010. Gross profit percentages for the medical market segment during fiscal 2011 and 2010 were 53% and 57%, respectively. In absolute dollars, the increase in gross profit for the medical market segment was primarily due to an increase in units of Piccolo chemistry analyzers and medical reagent discs sold during fiscal 2011, partially offset by higher manufacturing costs on medical reagent discs during fiscal 2011. As a percentage, the decrease in gross profit was primarily due to (a) lower average selling prices of medical reagent discs sold during fiscal 2011 and (b) higher manufacturing costs on medical reagent discs during fiscal 2011.

Veterinary Market

Revenues for Veterinary Market Segment

During fiscal 2011, total revenues in the veterinary market increased 17%, or $16.0 million, as compared to fiscal 2010. Total revenues from veterinary instruments increased 6%, or $1.3 million, during fiscal 2011, as compared to fiscal 2010. Total revenues from consumables in the veterinary market increased 21%, or $14.4 million, during fiscal 2011, as compared to fiscal 2010. Components of the change were as follows:

•
Sales of our VetScan chemistry analyzers decreased 5%, or $586,000, during fiscal 2011, as compared to fiscal 2010. The decrease in revenues was primarily attributed to a decrease in revenues in Europe of 15%, or $509,000, primarily due to lower inventory purchases by a distributor.

•
Total revenues from veterinary reagent discs increased 12%, or $6.8 million, during fiscal 2011, as compared to fiscal 2010. The increase in revenues was primarily attributed to (a) an increase in revenues in North America of 13%, or $5.6 million, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers and higher average selling prices, (b) an increase in revenues in Europe of 10%, or $905,000, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers, and (c) an increase in revenues in Asia Pacific and rest of the world of 13%, or $283,000, primarily due to increased sales to various distributors during fiscal 2011.

•
Total sales of our VetScan hematology instruments and hematology reagent kits increased 13%, or $1.7 million, during fiscal 2011, as compared to fiscal 2010. The increase in revenues was primarily attributed to an increase in revenues in North America of 14%, or $1.6 million, due to (a) an increase in units of VetScan hematology instruments sold and (b) an increase in units of hematology reagent kits sold resulting from an expanded installed base of our VetScan hematology instruments.

•
Total sales from our OEM supplied products (excluding hematology) increased 74%, or $7.9 million, during fiscal 2011, as compared to fiscal 2010. The increase was primarily in North America due to the commencement of sales and marketing activities for our VetScan VSpro coagulation and specialty analyzers and related consumables (launched in the fourth quarter of fiscal 2009), canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009), and VetScan i-STAT analyzers (launched in the second quarter of fiscal 2010) and related VetScan i-STAT consumables (launched in the first quarter of fiscal 2010).

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased 14%, or $7.7 million, during fiscal 2011, as compared to fiscal 2010. Gross profit percentages for the veterinary market segment during fiscal 2011 and 2010 were 58% and 60%, respectively. In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) an increase in the sales volume of veterinary reagent discs, hematology instruments, hematology reagent kits, VetScan i-STAT analyzers and related consumables and canine heartworm rapid tests during fiscal 2011 and (b) a stronger U.S. dollar relative to the Euro currency on hematology instruments during fiscal 2011. The increase was partially offset by (a) higher manufacturing costs on veterinary reagent discs during fiscal 2011 and (b) higher unit costs from our supplier of VetScan i-STAT consumables during fiscal 2011, primarily due to a pricing promotion during fiscal 2010. As a percentage, the decrease in gross profit was primarily due to (a) higher manufacturing costs on veterinary reagent discs during fiscal 2011 and (b) higher relative sales of VetScan i-STAT analyzers and related consumables, which have a lower gross margin contribution.

Fiscal 2010 Compared to Fiscal 2009

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for fiscal 2010 and 2009 (in thousands, except percentages):

	Year Ended March 31,				Change
	2010	Percent of Revenues(1)	2009	Percent of Revenues(1)	Increase/ (Decrease)	Percent Change
Revenues:
Medical Market	$24,176	100%	$24,796	100%	$(620)	(3)%
Percentage of total revenues	19%		23%
Veterinary Market	92,411	100%	74,046	100%	18,365	25%
Percentage of total revenues	74%		70%
Other(2)	7,970		6,720		1,250	19%
Percentage of total revenues	7%		7%
Total revenues	124,557		105,562		18,995	18%
Cost of revenues:
Medical Market	10,490	43%	12,407	50%	(1,917)	(15)%
Veterinary Market	37,162	40%	31,052	42%	6,110	20%
Other(2)	4,783		3,478		1,305	38%
Total cost of revenues	52,435		46,937		5,498	12%
Gross profit:
Medical Market	13,686	57%	12,389	50%	1,297	10%
Veterinary Market	55,249	60%	42,994	58%	12,255	29%
Other(2)	3,187		3,242		(55)	(2)%
Gross profit	$72,122		$58,625		$13,497	23%
______________________________

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

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

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased 10%, or $1.3 million, during fiscal 2010, as compared to fiscal 2009. Gross profit percentages for the medical market segment during fiscal 2010 and 2009 were 57% and 50%, respectively. In absolute dollars, the increase in gross profit for the medical market segment was primarily due to (a) lower manufacturing costs on Piccolo chemistry analyzers and medical reagent discs during fiscal 2010, and (b) an increase in units of medical reagent discs sold during fiscal 2010. The increase was partially offset by a decrease in units of Piccolo chemistry analyzers sold during fiscal 2010.

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

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased 29%, or $12.3 million, during fiscal 2010, as compared to fiscal 2009. Gross profit percentages for the veterinary market segment during fiscal 2010 and 2009 were 60% and 58%, respectively. In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) an increase in units of VetScan chemistry analyzers and veterinary reagent discs sold during fiscal 2010, (b) higher average selling prices of veterinary reagent discs sold during fiscal 2010, (c) an increase in units of VetScan hematology instruments and hematology reagent kits sold during fiscal 2010, (d) sales of our i-STAT analyzers and related consumables (launched in fiscal 2010) and sales of our canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009), and (e) lower manufacturing costs on VetScan chemistry analyzers and veterinary reagent discs and lower unit costs from suppliers of our hematology instruments during fiscal 2010. The increase was partially offset by lower average selling prices of VetScan chemistry analyzers sold during fiscal 2010.

Cost of Revenues

The following sets forth our cost of revenues for fiscal 2011, 2010 and 2009 (in thousands, except percentages):

	Year Ended March 31,			Change 2010 to 2011		Change 2009 to 2010
				Increase/	Percent	Increase/	Percent
	2011	2010	2009	(Decrease)	Change	(Decrease)	Change
Cost of revenues	$63,884	$52,435	$46,937	$11,449	22%	$5,498	12%
Percentage of total revenues	44%	42%	44%

Cost of revenues includes the costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

Fiscal 2011 Compared to Fiscal 2010

The increase in cost of revenues, in absolute dollars, during fiscal 2011, as compared to fiscal 2010, was primarily due to (a) an increase in the sales volume of our medical and veterinary reagent discs and VetScan i-STAT analyzers and related consumables during fiscal 2011, (b) higher manufacturing costs on our medical and veterinary reagent discs, primarily due to higher yield losses related to plastic bases and (c) higher freight costs to ship products. As a percentage of total revenues, the increase in cost of revenues during fiscal 2011, as compared to fiscal 2010, was primarily due to (a) a pricing promotion by our supplier of VetScan i-STAT consumables during fiscal 2010, and (b) higher manufacturing costs on our medical and veterinary reagent discs during fiscal 2011. While we have an ongoing cost improvement program to reduce material and component costs and are implementing design changes and process improvements, any cost reductions and design and process improvements may be partially offset by increases in other manufacturing costs in subsequent periods.

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

Gross Profit

The following sets forth our gross profit for fiscal 2011, 2010 and 2009 (in thousands, except percentages):

	Year Ended March 31,			Change 2010 to 2011		Change 2009 to 2010
				Increase/	Percent	Increase/	Percent
	2011	2010	2009	(Decrease)	Change	(Decrease)	Change
Total gross profit	$79,792	$72,122	$58,625	$7,670	11%	$13,497	23%
Total gross margin	56%	58%	56%

Fiscal 2011 Compared to Fiscal 2010

Gross profit in fiscal 2011 increased by 11%, or $7.7 million, as compared to fiscal 2010, primarily due to the following: (a) an increase in sales volume of Piccolo chemistry analyzers and medical reagent discs sold during fiscal 2011, (b) an increase in the sales volume of veterinary reagent discs, hematology instruments, hematology reagent kits, VetScan i-STAT analyzers and related consumables and canine heartworm rapid tests during fiscal 2011, (c) a stronger U.S. dollar relative to the Euro currency on hematology instruments during fiscal 2011. The increase was partially offset by (a) higher manufacturing costs on medical and veterinary reagent discs during fiscal 2011, primarily due to higher yield losses related to plastic bases and (b) higher unit costs from our supplier of VetScan i-STAT consumables during fiscal 2011, primarily due to a pricing promotion during fiscal 2010. As a percentage, the decrease in gross profit was primarily due to (a) higher manufacturing costs on medical and veterinary reagent discs during fiscal 2011, and (b) higher relative sales of VetScan i-STAT analyzers and related consumables, which have a lower gross margin contribution.

Fiscal 2010 Compared to Fiscal 2009

Gross profit in fiscal 2010 increased by 23%, or $13.5 million, as compared to fiscal 2009, primarily due to the following: (a) an increase in units of VetScan chemistry analyzers and medical and veterinary reagent discs sold during fiscal 2010, (b) higher average selling prices of veterinary reagent discs sold during fiscal 2010, (c) sales of our i-STAT analyzers and related consumables (launched in fiscal 2010) and sales of our canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009), (d) lower manufacturing costs on Piccolo and VetScan chemistry analyzers during fiscal 2010, (e) lower manufacturing costs on medical and veterinary reagent discs and (f) lower unit cost from suppliers of our hematology instruments during fiscal 2010. The increase was partially offset by a decrease in units of Piccolo chemistry analyzers sold during fiscal 2010. As a percentage, the increase in gross margin during fiscal 2010, as compared to fiscal 2009, was primarily due to lower manufacturing costs on Piccolo and VetScan chemistry analyzers and medical and veterinary reagent discs during fiscal 2010 (as described above under “Cost of Revenues”).

Research and Development

The following sets forth our research and development expenses for fiscal 2011, 2010 and 2009 (in thousands, except percentages):

	Year Ended March 31,			Change 2010 to 2011		Change 2009 to 2010
				Increase/	Percent	Increase/	Percent
	2011	2010	2009	(Decrease)	Change	(Decrease)	Change
Research and development	$11,973	$10,688	$8,361	$1,285	12%	$2,327	28%
Percentage of total revenues	8%	9%	8%

Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products.

Fiscal 2011 Compared to Fiscal 2010

Research and development expenses in fiscal 2011 increased by 12%, or $1.3 million, as compared to fiscal 2010. Research and development expenses in fiscal 2011 related primarily to new product development and enhancement of existing products and clinical trials. Research and development expenses are based on the project activities planned and the level of spending depends on budgeted expenditures. The projects primarily relate to new product development in both the medical and veterinary markets and costs related to compliance with FDA regulations and clinical trials. Share-based compensation expense included in research and development expenses during fiscal 2011 and 2010 was $880,000 and $849,000, respectively.

We anticipate the dollar amount of research and development expenses to increase in fiscal 2012 from fiscal 2011 but remain consistent as a percentage of total revenues, as we complete new products for both the medical and veterinary markets. There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful.

Fiscal 2010 Compared to Fiscal 2009

Research and development expenses in fiscal 2010 increased by 28%, or $2.3 million, as compared to fiscal 2009. Research and development expenses in fiscal 2010 related primarily to new product development and enhancement of existing products and clinical trials. Research and development expenses are based on the project activities planned and the level of spending depends on budgeted expenditures. The projects primarily relate to new product development in both the medical and veterinary markets and costs related to compliance with FDA regulations and clinical trials. Share-based compensation expense included in research and development expenses during fiscal 2010 and 2009 was $849,000 and $240,000, respectively.

Sales and Marketing

The following sets forth our sales and marketing expenses for fiscal 2011, 2010 and 2009 (in thousands, except percentages):

	Year Ended March 31,			Change 2010 to 2011		Change 2009 to 2010
				Increase/	Percent	Increase/	Percent
	2011	2010	2009	(Decrease)	Change	(Decrease)	Change
Sales and marketing expenses	$34,384	$30,138	$24,712	$4,246	14%	$5,426	22%
Percentage of total revenues	24%	24%	23%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

Fiscal 2011 Compared to Fiscal 2010

Sales and marketing expenses in fiscal 2011 increased by 14%, or $4.2 million, as compared to fiscal 2010. The increase was primarily related to higher personnel-related costs to support the growth in both our medical and veterinary markets. Share-based compensation expense included in sales and marketing expenses during fiscal 2011 and 2010 was $1.5 million and $1.3 million, respectively.

Fiscal 2010 Compared to Fiscal 2009

Sales and marketing expenses in fiscal 2010 increased by 22%, or $5.4 million, as compared to fiscal 2009. The increase was primarily related to higher personnel-related costs to support the growth in both our medical and veterinary markets. Share-based compensation expense included in sales and marketing expenses during fiscal 2010 and 2009 was $1.3 million and $508,000, respectively.

General and Administrative

The following sets forth our general and administrative expenses for fiscal 2011, 2010 and 2009 (in thousands, except percentages):

	Year Ended March 31,			Change 2010 to 2011		Change 2009 to 2010
				Increase/	Percent	Increase/	Percent
	2011	2010	2009	(Decrease)	Change	(Decrease)	Change
General and administrative expenses	$10,963	$10,521	$7,757	$442	4%	$2,764	36%
Percentage of total revenues	8%	8%	7%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting, human resources and legal.

Fiscal 2011 Compared to Fiscal 2010

General and administrative expenses in fiscal 2011 increased by 4%, or $442,000, as compared to fiscal 2010, primarily due to (a) legal expenses related to pursuing a patent infringement case (see Note 10, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for further information) and (b) legal costs related to compliance in an investigation by the United States Federal Trade Commission of a competitor. The increase was partially offset by a decrease primarily due to lower personnel-related costs resulting from a decrease in share-based compensation expense during fiscal 2011 as forfeiture estimates were adjusted to reflect actual forfeitures when an award vests. Share-based compensation expense included in general and administrative expenses during fiscal 2011 and 2010 was $1.8 million and $2.9 million, respectively.

Fiscal 2010 Compared to Fiscal 2009

General and administrative expenses in fiscal 2010 increased by 36%, or $2.8 million, as compared to fiscal 2009, primarily related to higher personnel-related costs, which includes (a) an increase in share-based compensation expense, which is based on the requisite service period of the award, and (b) an increase in bonus expenses based on the achievement of established goals during the fourth quarter of fiscal 2010. The increase was partially offset by fees and costs related to pursing strategic opportunities during fiscal 2009. Share-based compensation expense included in general and administrative expenses during fiscal 2010 and 2009 was $2.9 million and $843,000, respectively.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net for fiscal 2011, 2010 and 2009 (in thousands, except percentages):

	Year Ended March 31,			Change 2010 to 2011		Change 2009 to 2010
				Increase/	Percent	Increase/	Percent
	2011	2010	2009	(Decrease)	Change	(Decrease)	Change
Interest and other income (expense), net	$1,099	$630	$1,271	$469	74%	$(641)	(50)%

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents, investments, foreign currency exchange gains and losses and our equity in net gain and loss of unconsolidated affiliate.

Fiscal 2011 Compared to Fiscal 2010

Interest and other income (expense), net in fiscal 2011 increased by 74%, or $469,000. The increase in interest and other income (expense), net, in fiscal 2011, as compared to fiscal 2010, was primarily attributed to (a) higher average invested balances in our investment portfolio during fiscal 2011 and (b) net favorable foreign currency exchange rates during fiscal 2011.

Fiscal 2010 Compared to Fiscal 2009

Interest and other income (expense), net in fiscal 2010 decreased by 50%, or $641,000. The decrease in interest and other income (expense), net, in fiscal 2010, as compared to fiscal 2009, was primarily attributed to lower interest yields in our investment portfolio during fiscal 2010.

Income Tax Provision

The following sets forth, our income tax provision for fiscal 2011, 2010 and 2009 (in thousands, except percentages):

	Year Ended March 31,
	2011	2010	2009
Income tax provision	$9,034	$8,382	$7,053
Effective tax rate	38%	39%	37%

Fiscal 2011 Compared to Fiscal 2010

For fiscal 2011 and fiscal 2010, the income tax provisions were $9.0 million, based on an effective tax rate of 38%, and $8.4 million, based on an effective tax rate of 39%, respectively.

The decrease in the effective tax rate during fiscal 2011, as compared to fiscal 2010, was primarily due to an increase in tax benefits for federal qualified production activities and a decrease in non-deductible compensation expense.

We expect our effective tax rate will be approximately 37% for federal, foreign and various state tax jurisdictions in fiscal 2012.

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

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and short-term and long-term investments at March 31, 2011, 2010 and 2009 were as follows (in thousands, except percentages):

	March 31,
	2011	2010	2009
Cash and cash equivalents	$43,471	$27,857	$49,237
Short-term investments	25,981	32,343	20,776
Long-term investments	36,237	36,319	4,886
Total cash, cash equivalents and investments	$105,689	$96,519	$74,899
Percentage of total assets	56%	58%	53%

Cash Flow Changes

Cash provided by (used in) during fiscal 2011, 2010 and 2009 were as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009
Net cash provided by operating activities	$16,369	$22,672	$14,331
Net cash (used in) provided by investing activities	(3,808)	(46,624)	10,673
Net cash provided by financing activities	2,784	2,565	7,066
Effect of exchange rate changes on cash and cash equivalents	269	7	(52)
Net increase (decrease) in cash and cash equivalents	$15,614	$(21,380)	$32,018

At March 31, 2011, we had net working capital of $107.5 million compared to $89.3 million at March 31, 2010. Cash and cash equivalents at March 31, 2011 were $43.5 million compared to $27.9 million at March 31, 2010. The increase in cash and cash equivalents during fiscal 2011 was primarily due to net cash provided by operating activities of $16.4 million and proceeds from maturities and redemptions of investments of $68.6 million, partially offset by purchases of investments of $62.7 million and purchases of property and equipment of $6.9 million.

In fiscal 2011 and 2010, the effect of exchange rate changes on cash and cash equivalents and the net gain and loss of foreign exchange translation were presented in our consolidated statements of cash flows, resulting from the incorporation of our wholly-owned subsidiary, Abaxis Europe GmbH, in fiscal 2009. Abaxis Europe GmbH maintains foreign currency denominated accounts.

Operating Activities

During fiscal 2011, we generated $16.4 million in cash from operating activities, compared to $22.7 million in fiscal 2010. The cash provided by operating activities during fiscal 2011 was primarily the result of net income of $14.5 million during fiscal 2011, adjusted for the effects of non-cash adjustments including depreciation and amortization of $4.6 million and share-based compensation expense of $4.8 million, partially offset by a decrease of $2.3 million related to excess tax benefits from share-based awards.

Other changes in operating activities during fiscal 2011 were as follows:

(i) Receivables, net increased by $4.2 million, from $23.7 million at March 31, 2010 to $27.9 million as of March 31, 2011, primarily due to higher sales in the last month of the quarter ended March 31, 2011.

(ii) Inventories increased by $747,000, from $19.1 million at March 31, 2010 to $19.8 million as of March 31, 2011, primarily due to an increase in finished goods during the quarter ended March 31, 2011 to support future demand.

(iii) Prepaid expenses and other current assets increased by $1.9 million from $1.6 million at March 31, 2010 to $3.5 million as of March 31, 2011, primarily due to the timing of income tax payments.

(iv) Current net deferred tax assets decreased by $351,000, from $3.8 million at March 31, 2010 to $3.4 million as of March 31, 2011, primarily as a result of the utilization of California research and development tax credits carryovers.

(v) Non-current net deferred tax assets decreased by $1.7 million, from $2.9 million at March 31, 2010 to $1.2 million as of March 31, 2011, primarily as a result of higher U.S. federal bonus depreciation deductions during fiscal 2011.

(vi) Accounts payable decreased by $3.2 million, from $9.4 million at March 31, 2010 to $6.2 million as of March 31, 2011, primarily due to the timing and payment of services and inventory purchases.

(vii) Accrued payroll and related expenses increased by $514,000, from $5.6 million at March 31, 2010 to $6.1 million as of March 31, 2011, primarily due to accrued bonus as of March 31, 2011, which was based on the achievement of established quarterly net sales and quarterly pre-tax income goals during the fourth quarter of fiscal 2011.

(viii) Accrued taxes increased by $159,000, from $400,000 at March 31, 2010 to $559,000 as of March 31, 2011, primarily due to income taxes payable by our subsidiary in Germany.

(ix) Total deferred revenue increased by $174,000, resulting from an increase in the non-current portion of deferred revenue of $378,000, from $1.4 million at March 31, 2010 to $1.7 million as of March 31, 2011, partially offset by a decrease in the current portion of deferred revenue of $204,000, from $1.2 million at March 31, 2010 to $953,000 as of March 31, 2011. Changes in balances are based on the maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products, for which revenue is deferred and recognized ratably over the life of the maintenance contract.

(x) Total warranty reserves decreased by $121,000, resulting from a decrease in the current portion of warranty reserves of $152,000, from $1.2 million at March 31, 2010 to $1.0 million as of March 31, 2011, partially offset by an increase in the non-current portion of warranty reserves of $31,000, from $160,000 at March 31, 2010 to $191,000 as of March 31, 2011. The net change in warranty reserves is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs. During fiscal 2011, total warranty reserves for instruments decreased based on both our historical experience and estimated product failure rates of instruments. We began experiencing a decrease in the estimated product failure rates since we began taking steps to resolve manufacturing problems on blood chemistry analyzers primarily from fiscal 2008 related to quality control for key components that we obtain from our suppliers and to design issues of the key components required and accordingly, starting in the third quarter of fiscal 2010, we recorded adjustments to our estimated accrual for warranty exposure based on our quarterly evaluation of service experience.

We anticipate that we will incur incremental additional costs to support our future operations, including further additional pre-clinical testing and clinical trials for our current and future products; research and design costs related to the continuing development of our current and future products; acquisition of capital equipment for our manufacturing facility and costs to support our strategic alliance with Kansas State University, K-State Veterinary Diagnostic Lab, and the commercial arm of Kansas State University, the National Institute for Strategic Technology Acquisition and Commercialization, to provide a full service commercial laboratory for veterinarians across the United States. Furthermore, during fiscal 2011, we incurred legal costs related to (i) a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties, and (b) compliance in an investigation by the United States Federal Trade Commission of a competitor. In the future, we may continue to incur additional legal costs.

Investing Activities

Net cash used in investing activities during fiscal 2011 totaled $3.8 million, compared to net cash used in investing activities of $46.6 million during fiscal 2010. Changes in investing activities were as follows:

Investments. Cash used to purchase investments in certificates of deposits, commercial paper, corporate bonds, municipal bonds and U.S. agency securities totaled $62.7 million during fiscal 2011. Cash provided by proceeds from maturities and redemptions of investments in certificates of deposits, corporate bonds, municipal bonds and U.S. agency securities totaled $68.6 million during fiscal 2011. Additionally, during fiscal 2011, we purchased a 15% equity ownership in Scandinavian Micro Biodevices APS, a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash.

Property and Equipment. Cash used to purchase property and equipment totaled $6.9 million during fiscal 2011, primarily to support (a) new product introduction, (b) increased capacity requirements in our production line and (c) leasehold improvements in connection with expansion of our facilities in Union City, California. We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business.

Financing Activities

Net cash provided by financing activities during fiscal 2011 totaled $2.8 million, primarily due to proceeds from the exercise of stock options of $1.7 million and excess tax benefits from share-based awards of $2.3 million, partially offset by payments made for tax withholding related to net share settlements of restricted stock units of $2.0 million.

Contractual Obligations

As of March 31, 2011, our contractual obligations for succeeding fiscal years are as follows (in thousands):

	Payments Due by Period
	Total	2012	2013-2014	2015-2016	After 2016
Long-term debt obligations(1)	$1,039	$125	$238	$220	$456
Operating lease obligations(2)	15,731	1,620	3,318	3,172	7,621
Purchase obligations(3)	13,772	3,088	5,195	5,489	-
	$30,542	$4,833	$8,751	$8,881	$8,077
______________________________

(1)	Long-term debt obligations include interest payments associated with notes payable, which are described below in “Notes Payable.”
(2)	Operating lease obligations are described below in “Operating Leases.”
(3)	Purchase obligations are described below in “Purchase Commitments.”

Operating Leases. Operating lease obligations were comprised of our principal facility and various leased facilities and office equipment under operating lease agreements, which expire on various dates from fiscal 2012 through fiscal 2021. In March 2010, we amended the terms of our lease agreement on our principal facility in Union City, California, which includes extending the expiration date from December 2010 to February 2021. Additionally, commencing in May 2010 and through February 2021, we lease expansion premises consisting of approximately 35,239 square feet in Union City, California.

Purchase Commitments. In October 2008, we entered into an OEM agreement with Scandinavian Micro Biodevices APS (“SMB”) of Denmark to purchase coagulation and specialty analyzers and related cartridges. In the fourth quarter of fiscal 2009, we started marketing the products and, upon achievement of certain milestones by SMB outlined in the agreement, we were subject to the minimum purchase commitments under the OEM agreement. These milestones were not met during the period of our agreement and accordingly, effective January 2011, we amended and restated our OEM agreement, including the terms of our minimum purchase commitments. Under the amended agreement, we committed to purchase a minimum number of coagulation and specialty analyzers and related cartridges on an annual basis during each calendar year 2011 through 2015. Our purchase obligations in the future may be adjusted if our minimum purchase commitments are not met during a calendar year period. At March 31, 2011, our total remaining outstanding commitment due is approximately $12.9 million.

In July 2010, we entered into a development and supply equipment agreement with Diatron to purchase Diatron hematology instruments. Under the agreement, we committed to purchase a minimum number of hematology instruments on an annual basis during the calendar years 2010 and 2011. At March 31, 2011, our total remaining outstanding commitment due is approximately $837,000. Furthermore, at March 31, 2011, we prepaid $335,000 to Diatron for future purchases of hematology instruments and reagents, which was recorded in prepaid expenses and other currents assets on the consolidated balance sheets. The commitment amount to Diatron is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end. Since the exchange rate can fluctuate in the future, the commitment amount in absolute dollars will change accordingly.

Patent Licensing Agreement. Effective January 2009, we entered into a license agreement with Inverness Medical Switzerland GmbH, now known as Alere Switzerland GmbH (“Alere”). Under our license agreement, we licensed co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace. The license agreement provides that Alere shall not grant any future rights to any third parties under its current lateral flow patent rights in the animal health diagnostics field in the professional marketplace. The license agreement enables us to develop and market products under rights from Alere to address animal health and laboratory animal research markets.

In exchange for the license rights, we (i) paid an up-front license fee of $5.0 million to Alere in January 2009, (ii) agreed to pay royalties during the term of the agreement, based solely on sales of products in a jurisdiction country covered by valid and unexpired claims in that jurisdiction under the licensed Alere patent rights, and (iii) agreed to pay a yearly minimum license fee of between $500,000 to $1.0 million per year, which fee will be creditable against any royalties due during such calendar year. The royalties, if any, are payable through the date of the expiration of the last valid patent licensed under the agreement that includes at least one claim in a jurisdiction covering products we sell in that jurisdiction. The yearly minimum fees became payable starting in fiscal 2011 for so long as we desire to maintain exclusivity under the agreement.

Line of Credit. Through July 2010, we had a line of credit with Comerica Bank-California which provided for borrowings of up to $2.0 million. In July 2010, we terminated our line of credit with Comerica Bank-California for which we had no outstanding balance due. In connection with our amended facilities lease agreement in March 2010, our obligation to provide a letter of credit on our facilities of $97,000, which was secured by our line of credit, terminated in April 2010.

Notes Payable. Effective January 2011, we have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency will provide us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan bears interest at 5.0% and is payable quarterly. During fiscal 2011, total proceeds from notes payable were $853,000. As of March 31, 2011, our short-term and long-term notes payable balances were $85,000 and $746,000, respectively, and we recorded the short-term balance in other accrued liabilities on the consolidated balance sheets. The entire outstanding balance of the note shall be payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, which we were in compliance at March 31, 2011.

In accordance with the terms of the loan agreement, the Agency will provide Abaxis with an annual credit that can be applied against the accrued interest and outstanding principal balance on a quarterly basis. The Agency determines the annual credit based on certain taxes paid by Abaxis to the City of Union City, California for a specified period, as defined in the loan agreement. We anticipate that our annual credits from the Agency will be used to fully repay our notes payable due to the Agency. We may carry forward unused quarterly credits to apply against our outstanding balance in a future period. Credits applied to repay our notes payable and accrued interest are recorded in “Interest and other income (expense), net” on the consolidated statements of income.

Contingencies

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties. On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents. We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously. Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations. As of March 31, 2011, we had not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time. A claims construction hearing is scheduled for June 21, 2011. The parties must complete a mandatory mediation in August 2011. A trial date has not been set.

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

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933. In addition, the Company identified no variable interests in any variable interest entities.

Financial Condition

We anticipate that our existing capital resources and anticipated revenues from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through at least the next 12 months. Our future capital requirements will largely depend upon the increased market acceptance of our point-of-care blood analyzer products and development of our Abaxis Veterinary Reference Laboratories. However, our sales for any future periods are not predictable with a significant degree of certainty. Regardless, we may seek to raise additional funds to pursue strategic opportunities.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments. Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. At March 31, 2011, our short-term investments totaled $26.0 million, consisting of certificates of deposits, commercial paper, corporate bonds, and municipal bonds and our long-term investments totaled $36.2 million, consisting of certificates of deposits, corporate bonds, municipal bonds and U.S. agency securities.

We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at March 31, 2011 until maturity and therefore, we believe we have no material exposure to interest rate risk. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at March 31, 2011 indicated that such market movement would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during fiscal 2011 and 2010.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments. In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Accounting Standards Codification 815, “Derivatives and Hedging.”

Investment in a Privately Held Company

In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”), a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash. SMB, based in Farum, Denmark, has been the original equipment manufacturer of our VetScan VSpro point-of-care coagulation and specialty analyzer since 2008. The investment is recorded in “Investment in Unconsolidated Affiliate” in our consolidated balance sheets and we use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence. As of March 31, 2011, the total carrying amount of our investment in SMB was $2.8 million. The investment is inherently risky and we could lose our entire investment in this company. As of March 31, 2011, we have not recorded an impairment charge on this investment.

Foreign Currency Rate Fluctuations

We operate primarily in the United States and a majority of our revenues, cost of revenues, operating expenses and capital purchasing activities are transacted in U.S. dollars. However, we are exposed to foreign currency exchange rate fluctuations on the hematology instruments and hematology reagent kits purchased from Diatron, which are primarily denominated in Euros.

In the first quarter of fiscal 2009, operations from our sales office in Darmstadt, Germany were stated in Euros and translated into U.S. dollars at the period-end exchange rates. In July 2008, the Germany sales office was incorporated as our wholly-owned subsidiary, Abaxis Europe GmbH, to market, promote and distribute diagnostic systems for medical and veterinary uses. Abaxis Europe GmbH’s functional currency is in U.S. dollars. Foreign currency denominated account balances of our subsidiary are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency, resulted in foreign currency gains and losses, which were included in “Interest and other income (expense), net” on our consolidated statements of income. For our sales denominated in foreign currencies, we are exposed to foreign currency exchange rate fluctuations on revenue and collection of receivables. To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses. Similarly, our cost of revenues and operating expenses will increase if the U.S. dollar weakens against the Euro currency.

Item 8. Financial Statements and Supplementary Data

ABAXIS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Abaxis, Inc.

We have audited the accompanying consolidated balance sheets of Abaxis, Inc. and its subsidiary (“the Company”) as of March 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2011. Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a) 2. These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abaxis, Inc. and its subsidiary as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2011 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
June 13, 2011

ABAXIS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,
ASSETS	2011	2010
Current assets:
Cash and cash equivalents	$43,471	$27,857
Short-term investments	25,981	32,343
Receivables (net of allowances of $320 in 2011 and $446 in 2010)	27,880	23,714
Inventories	19,814	19,067
Prepaid expenses and other current assets	3,496	1,588
Net deferred tax assets, current	3,422	3,773
Total current assets	124,064	108,342
Long-term investments	36,237	36,319
Investment in unconsolidated affiliate	2,769	-
Property and equipment, net	19,637	15,544
Intangible assets, net	4,216	4,600
Net deferred tax assets, non-current	1,203	2,935
Other assets	134	76
Total assets	$188,260	$167,816

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,173	$9,404
Accrued payroll and related expenses	6,129	5,615
Accrued taxes	559	400
Other accrued liabilities	1,677	1,256
Deferred revenue	953	1,157
Warranty reserve	1,031	1,183
Total current liabilities	16,522	19,015
Non-current liabilities:
Deferred rent	416	163
Deferred revenue	1,737	1,359
Warranty reserve	191	160
Notes payable, less current portion	746	-
Total non-current liabilities	3,090	1,682
Total liabilities	19,612	20,697
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding in 2011 and 2010	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,587,000 and 22,112,000 shares issued and outstanding in 2011 and 2010, respectively	132,042	125,050
Retained earnings	36,606	22,069
Total shareholders' equity	168,648	147,119
Total liabilities and shareholders' equity	$188,260	$167,816

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended March 31,
	2011	2010	2009
Revenues	$143,676	$124,557	$105,562
Cost of revenues	63,884	52,435	46,937
Gross profit	79,792	72,122	58,625
Operating expenses:
Research and development	11,973	10,688	8,361
Sales and marketing	34,384	30,138	24,712
General and administrative	10,963	10,521	7,757
Total operating expenses	57,320	51,347	40,830
Income from operations	22,472	20,775	17,795
Interest and other income (expense), net	1,099	630	1,271
Income before income tax provision	23,571	21,405	19,066
Income tax provision	9,034	8,382	7,053
Net income	$14,537	$13,023	$12,013
Net income per share:
Basic net income per share	$0.65	$0.59	$0.55
Diluted net income per share	$0.64	$0.58	$0.54
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,365	22,021	21,826
Weighted average common shares outstanding - diluted	22,858	22,606	22,324

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)

	Common Stock		Retained Earnings (Accumulated	Accumulated Other Comprehensive Income	Total Shareholders'	Comprehensive
	Shares	Amount	Deficit)	(Loss)	Equity	Income
Balances at March 31, 2008	21,706,000	$109,031	$(2,967)	$(1,415)	$104,649
Common stock issued under stock option exercises	194,000	636	-	-	636
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	33,000	(281)	-	-	(281)
Share-based compensation	-	1,749	-	-	1,749
Excess tax benefits from share-based awards	-	6,711	-	-	6,711
Components of comprehensive income:
Net income	-	-	12,013	-	12,013	$12,013
Change in unrealized gain (loss) on investments, net of tax	-	-	-	1,415	1,415	1,415
Comprehensive income	-	-	-	-	-	$13,428
Balances at March 31, 2009	21,933,000	117,846	9,046	-	126,892
Common stock issued under stock option exercises	128,000	915	-	-	915
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	51,000	(446)	-	-	(446)
Share-based compensation	-	5,398	-	-	5,398
Excess tax benefits from share-based awards and other tax adjustments	-	1,337	-	-	1,337
Components of comprehensive income:
Net income	-	-	13,023	-	13,023	$13,023
Change in unrealized gain (loss) on investments, net of tax	-	-	-	-	-	-
Comprehensive income	-	-	-	-	-	$13,023
Balances at March 31, 2010	22,112,000	125,050	22,069	-	147,119
Common stock issued under stock option exercises	314,000	1,684	-	-	1,684
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	161,000	(2,013)	-	-	(2,013)
Share-based compensation	-	4,857	-	-	4,857
Excess tax benefits from share-based awards and other tax adjustments	-	2,215	-	-	2,215
Warrants issued for intangible assets	-	249	-	-	249
Components of comprehensive income:
Net income	-	-	14,537	-	14,537	$14,537
Change in unrealized gain (loss) on investments, net of tax	-	-	-	-	-	-
Comprehensive income	-	-	-	-	-	$14,537
Balances at March 31, 2011	22,587,000	$132,042	$36,606	$-	$168,648

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended March 31,
	2011	2010	2009
Cash flows from operating activities:
Net income	$14,537	$13,023	$12,013
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,562	4,935	4,492
Investment premium amortization, net	526	211	-
Loss on disposals of property and equipment	16	104	16
(Gain) loss on foreign exchange translation	(275)	60	137
Share-based compensation expense	4,844	5,337	1,743
Excess tax benefits from share-based awards	(2,260)	(2,096)	(6,711)
Provision for deferred income taxes	2,087	1,245	4,813
Equity in net loss of unconsolidated affiliate	31	-	-
Changes in assets and liabilities:
Receivables, net	(4,132)	(1,833)	(1,266)
Inventories	(1,846)	(5,068)	1,051
Prepaid expenses and other current assets	(156)	(585)	(250)
Other assets	(55)	(52)	(21)
Accounts payable	(3,248)	5,436	(2,440)
Accrued payroll and related expenses	514	1,917	(576)
Accrued taxes	582	884	30
Other accrued liabilities	336	140	479
Deferred rent	253	26	(149)
Deferred revenue	174	(58)	621
Warranty reserve	(121)	(954)	349
Net cash provided by operating activities	16,369	22,672	14,331
Cash flows from investing activities:
Purchases of available-for-sale investments	-	(3,030)	-
Purchases of held-to-maturity investments	(62,686)	(70,562)	(32,950)
Proceeds from redemptions of available-for-sale investments	-	3,000	36,975
Proceeds from maturities and redemptions of held-to-maturity investments	68,604	27,381	14,279
Purchases of property and equipment	(6,926)	(3,413)	(2,651)
Proceeds from disposals of property and equipment	-	-	20
Purchases of intangible assets	-	-	(5,000)
Cash paid for investment in unconsolidated affiliate	(2,800)	-	-
Net cash (used in) provided by investing activities	(3,808)	(46,624)	10,673
Cash flows from financing activities:
Proceeds from notes payable from municipal agency	853	-	-
Proceeds from the exercise of stock options	1,684	915	636
Tax withholdings related to net share settlements of restricted stock units	(2,013)	(446)	(281)
Excess tax benefits from share-based awards	2,260	2,096	6,711
Net cash provided by financing activities	2,784	2,565	7,066
Effect of exchange rate changes on cash and cash equivalents	269	7	(52)
Net increase (decrease) in cash and cash equivalents	15,614	(21,380)	32,018
Cash and cash equivalents at beginning of year	27,857	49,237	17,219
Cash and cash equivalents at end of year	$43,471	$27,857	$49,237
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$6,194	$6,349	$1,491
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$-	$-	$1,415
Transfers of equipment between inventory and property and equipment, net	$1,112	$1,797	$1,877
Net change in capitalized share-based compensation	$13	$61	$6
Common stock withheld for employee taxes in connection with share-based compensation	$2,013	$446	$281
Repayment of notes payable by credits from municipal agency	$22	$-	$-
Warrants issued for intangible assets	$249	$-	$-

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2011, 2010 AND 2009

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

Reclassification. Certain reclassifications have been made to the consolidated financial statements of our fiscal years ended March 31, 2010 and 2009 to conform to current period presentation. These reclassifications did not result in any change in previously reported net income, total assets or shareholders’ equity.

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of these investments was determined by using quoted prices for identical investments in active markets which are measured at Level 1 inputs under Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.” The carrying value of cash equivalents approximates fair value due to their relatively short-term nature.

Investments. We hold both short-term and long-term investments and our portfolio primarily consists of certificates of deposits, commercial paper, corporate bonds, municipal bonds, and U.S. agency securities. Short-term investments have maturities of one year or less. All other investments with maturity dates greater than one year are classified as long-term. Our investments are accounted for as either available-for-sale or held-to-maturity. Investments classified as available-for-sale are reported at fair value at the balance sheet date, and temporary differences between cost and fair value are presented as a separate component of accumulated other comprehensive income (loss), net of any related tax effect, in shareholders’ equity. Investments classified as held-to-maturity are based on the Company’s positive intent and ability to hold to maturity and these investments are carried at amortized cost.

Interest and realized gains and losses from investments are included in “Interest and other income (expense), net,” computed using the specific identification cost method. We assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions. Declines in fair value that are determined to be other-than-temporary, if any, are recorded as charges against “Interest and other income (expense), net” in the consolidated statements of income. We did not recognize any impairment loss on investments during fiscal 2011, 2010 or 2009.

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

We sell our products to distributors and direct customers located primarily in Europe, Japan and North America. We monitor the credit status of our distributors and direct customers on an ongoing basis and generally do not require our customers to provide collateral for purchases on credit. Collection of receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk. At March 31, 2011 and 2010, one distributor in the United States accounted for 11% and 14%, respectively, of our total receivables balance.

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

Investment in Unconsolidated Affiliate. In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”). We use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. We eliminate all intercompany transactions in accounting for our equity method investments. During fiscal 2011, we recorded our proportionate share of the investees’ net income or loss in “Interest and other income (expense), net” on the consolidated statements of income.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. We did not recognize any impairment loss on investment in unconsolidated affiliate during fiscal 2011.

Property and Equipment. Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives of the assets:

Asset Classification	Estimated Useful Life
MMachinery and equipment	2-10 years
Furniture and fixtures	3-8 years
Computer equipment	2-7 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term

Construction in progress primarily consists of purchased material used in the development of production lines. We did not capitalize interest on constructed assets during fiscal 2011 or 2010 due to immateriality.

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

Valuation of Long-Lived Assets. We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. We did not recognize any impairment charges on long-lived assets in fiscal 2011, 2010 or 2009.

Intangible Assets. Intangible assets, consisting of purchased patents, licenses and other rights acquired from third parties, are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful life of ten years, which approximates the economic benefit.

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

We provide incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of our instruments. Revenues from such sales are allocated separately to the instruments and incentives based on the residual value of each element. Revenues allocated to incentives are deferred until the goods are shipped to the customer or recognized ratably over the life of the maintenance contract.

We periodically offer trade-in programs to customers for trading in an existing instrument to purchase a new instrument and we will either provide incentives in the form of free goods or reduce the sales price of the instrument. These incentives in the form of free goods are recorded according to the policies described above.

Revenues associated with extended maintenance agreements are recognized ratably over the life of the contract. Amounts collected in advance of revenue recognition are recorded as a current or non-current deferred revenue liability based on the time from the balance sheet date to the future date of revenue recognition.

We periodically offer programs to customers whereby certain instruments are made available to customers for rent or evaluation basis. These programs typically require customers to purchase a minimum quantity of consumables during a specified period for which we recognize revenue on the related consumable according to the policies described above. Depending on the program offered, customers may purchase the instrument during the rental or on an evaluation period. Proceeds from such sale are recorded as revenue according to the policies described above. Rental income, if any, are also recorded as revenue according to the policies described above.

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

Advertising Expenses. Costs of advertising, which are recognized as sales and marketing expenses, are generally expensed in the period incurred. Advertising expenses were $1.7 million, $2.3 million and $1.8 million, for fiscal 2011, 2010 and 2009, respectively.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. At March 31, 2011 and 2010, we had no uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. For fiscal 2011, 2010 and 2009, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at March 31, 2011 and 2010, we had no accrued interest or penalties.

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

There were no stock options granted since the beginning of fiscal 2007 and we did not grant stock options during fiscal 2011, 2010 or 2009. For stock options granted prior to March 31, 2006, we use the Black-Scholes option pricing model to determine the fair value. Determining the appropriate fair value model and calculating the fair value of share-based awards requires highly subjective assumptions, including risk-free interest rate, expected stock price volatility, expected term and expected dividends.

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

Comprehensive Income (Loss). Comprehensive income (loss) generally represents all changes in shareholders’ equity during a period, resulting from net income and transactions from non-owner sources. Comprehensive income consists of net income and the net-of-tax amounts for unrealized gain (loss) on available-for-sale investments (difference between the cost and fair market value). Comprehensive income and its components are reported in the consolidated statements of shareholders’ equity and comprehensive income.

Foreign Currency Translations. In July 2008, our sales office in Darmstadt, Germany was incorporated as Abaxis Europe GmbH, a wholly-owned subsidiary of Abaxis. The functional currency is the U.S. dollar for our international subsidiary. Foreign currency transactions of our subsidiary are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency resulted in foreign currency gains and losses, which were included in “Interest and other income (expense), net” on the consolidated statements of income and were insignificant for fiscal 2011, 2010 and 2009. Prior to July 2008, operations from our Germany sales office were stated in Euros and translated into U.S. dollars at the period-end exchange rates and foreign exchange translations were insignificant.

Recent Accounting Pronouncements

Disclosure of Supplementary Pro Forma Information for Business Combinations: In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” (Topic 805) - Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated. The amendment enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination. The amendment is effective for the Company beginning on April 1, 2011 and should be applied prospectively to business combinations for which the acquisition date is after the effective date. The Company will assess the impact of the amendment if and when future business combinations occur.

Multiple-Deliverable Revenue Arrangements: In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements,” (Topic 605) - Revenue Recognition (ASU 2009-13), to provide guidance in addressing how to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, and how to allocate the consideration to each unit of accounting. In an arrangement with multiple deliverables, the delivered items shall be considered a separate unit of accounting if the delivered items have value to the customer on a stand-alone basis. Items have value on a stand-alone basis if they are sold separately by any vendor or the customer could resell the delivered items on a stand-alone basis; and if the arrangement includes a general right of return relative to the delivered items, delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. These amendments are effective for the Company beginning on April 1, 2011. We elect to apply the amendment prospectively and we do not expect the adoption of this amendment to have a material impact on our consolidated financial position, results of operations and cash flows.

NOTE 2. INVESTMENTS

The following table summarizes short-term and long-term investments by major security type at March 31, 2011 and 2010 (in thousands):

	March 31, 2011	March 31, 2010
	Amortized Cost	Amortized Cost
Short-term investments
Held-to-maturity:
Certificates of deposits	$11,834	$15,767
Commercial paper	1,997	-
Corporate bonds	6,132	10,549
Municipal bonds	6,018	6,027
Total short-term investments in held-to-maturity	$25,981	$32,343
Long-term investments
Held-to-maturity:
Certificates of deposits	$250	$6,562
Corporate bonds	17,402	5,720
Municipal bonds	5,585	3,407
U.S. agency securities	13,000	20,630
Total long-term investments in held-to-maturity	$36,237	$36,319

For our short-term and long-term investments classified as held-to-maturity as of March 31, 2011, we had unrecognized holding gains and (losses) of $114,000 and $(188,000), respectively, and as of March 31, 2010, we had unrecognized holding gains and (losses) of $115,000 and $(71,000), respectively. The amortized cost of our investments approximates their fair value. As of March 31, 2011 and 2010, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity and we had no unrealized gain (loss) on investments. Redemptions in accordance with the callable provisions of the U.S. agency securities during fiscal 2011 and 2010, were $36.1 million and $4.9 million, respectively.

The contractual maturities of short-term and long-term investments as of March 31, 2011 and 2010, are as follows (in thousands):

	March 31, 2011	March 31, 2010
Investments	Amortized Cost	Amortized Cost
Due in less than one year	$25,981	$32,343
Due in 1 to 4 years	36,237	36,319
Total investments	$62,218	$68,662

NOTE 3. FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date. FASB ASC 820, “Fair Value Measurements and Disclosures,” establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of March 31, 2011 and 2010 (in thousands):

	As of March 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,415	$-	$-	$2,415
Total assets at fair value	$2,415	$-	$-	$2,415

	As of March 31, 2010
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$4,618	$-	$-	$4,618
Total assets at fair value	$4,618	$-	$-	$4,618

Our Level 1 financial assets are cash equivalents, comprised of money market mutual funds, which are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security. As of March 31, 2011 and 2010, we did not have any Level 2 or Level 3 financial assets or liabilities. In fiscal 2011 and 2010, we did not have any Level 3 financial assets or liabilities on a recurring basis.

NOTE 4. INVENTORIES

Components of inventories at March 31, 2011 and 2010 were as follows (in thousands):

	March 31,
	2011	2010
Raw materials	$9,950	$8,936
Work-in-process	2,323	3,421
Finished goods	7,541	6,710
Inventories	$19,814	$19,067

NOTE 5. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate consists of an investment in equity securities of Scandinavian Micro Biodevices APS (“SMB”). In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash. SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care coagulation and specialty analyzer since 2008. Abaxis has had exclusive distribution rights for the analyzer and associated cartridges in North America since 2008. Starting in January 2011, Abaxis will have non-exclusive rights in other areas of the world. We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations. During fiscal 2011, we recorded our allocated portion of SMB’s net loss of $31,000.

NOTE 6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at March 31, 2011 and 2010 consisted of the following (in thousands):

	March 31,
	2011	2010
Machinery and equipment	$26,493	$23,617
Furniture and fixtures	1,361	1,356
Computer equipment	3,177	2,179
Leasehold improvements	8,018	6,298
Construction in progress	6,444	4,840
	45,493	38,290
Accumulated depreciation and amortization	(25,856)	(22,746)
Property and equipment, net	$19,637	$15,544

Depreciation and amortization expense for property and equipment amounted to $3.9 million, $4.4 million and $4.3 million in fiscal 2011, 2010 and 2009, respectively.

NOTE 7. INTANGIBLE ASSETS, NET

Intangible assets, net, at March 31, 2011 and 2010 consisted of the following (in thousands):

		Accumulated	Net Book
	Cost	Amortization	Value
Balance, March 31, 2011
Licenses	$5,000	$1,125	$3,875
Patents	750	600	150
Other	249	58	191
Total intangible assets	$5,999	$1,783	$4,216

Balance, March 31, 2010
Licenses	$5,000	$625	$4,375
Patents	750	525	225
Total intangible assets	$5,750	$1,150	$4,600

In January 2009, we entered into a license agreement with Inverness Medical Switzerland GmbH, now known as Alere Switzerland GmbH (“Alere”), pursuant to which we licensed co-exclusively certain worldwide patent rights. We paid a $5.0 million up-front license fee to Alere in January 2009, which was recorded as an intangible asset on the consolidated balance sheets. See Note 10 for additional information on our patent license agreement with Alere.

Other intangible assets, with a cost basis of $249,000, were acquired by issuing warrants to National Institute for Strategic Technology Acquisition and Commercialization. See Note 13, “Common Stock” for additional information.

Amortization expense for intangible assets, included in cost of revenues or in the respective operating expense line based on the function and purpose for which it is being used, amounted to $633,000, $575,000 and $200,000 in fiscal 2011, 2010 and 2009, respectively. Based on our intangible assets subject to amortization as of March 31, 2011, the estimated amortization expense for succeeding years is as follows (in thousands):

	Estimated Future Annual Amortization Expense
		Fiscal Year Ending March 31,
	Total	2012	2013	2014	2015	2016	Thereafter
Amortization expense	$4,216	$595	$595	$519	$519	$519	$1,469

NOTE 8. WARRANTY RESERVES

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

During fiscal 2011 and 2010, we recorded an adjustment to pre-existing warranties of $321,000 and $900,000, respectively, which reduced our warranty reserves and our cost of revenues, based on both a decrease in our historical experience as to product failures and our judgment of a decrease in estimated product failure rates of instruments.

Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. For fiscal 2011, 2010 and 2009, the provision for warranty expense related to replacement of defective reagent discs was $476,000, $192,000 and $425,000, respectively. The balance of accrued warranty reserve related to replacement of defective reagent discs at March 31, 2011, 2010 and 2009 was $492,000, $349,000 and $450,000, respectively, which was classified as a current liability on the consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during fiscal 2011, 2010 and 2009 is summarized as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009
Balance at beginning of period	$1,343	$2,297	$1,948
Provision for warranty expense	1,294	762	1,558
Warranty costs incurred	(1,094)	(816)	(1,209)
Adjustment to pre-existing warranties	(321)	(900)	-
Balance at end of period	1,222	1,343	2,297
Non-current portion of warranty reserve	191	160	583
Current portion of warranty reserve	$1,031	$1,183	$1,714

NOTE 9. BORROWINGS

Line of Credit. Through July 2010, we had a line of credit with Comerica Bank-California which provided for borrowings of up to $2.0 million. In July 2010, we terminated our line of credit with Comerica Bank-California for which we had no outstanding balance due. In connection with our amended facilities lease agreement in March 2010 (as more fully described in Note 10), our obligation to provide a letter of credit on our facilities of $97,000, which was secured by our line of credit, terminated in April 2010.

Notes Payable. Effective January 2011, we have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency will provide us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan bears interest at 5.0% and is payable quarterly. During fiscal 2011, total proceeds from notes payable were $853,000. As of March 31, 2011, our short-term and long-term notes payable balances were $85,000 and $746,000, respectively, and we recorded the short-term balance in other accrued liabilities on the consolidated balance sheets. The entire outstanding balance of the note shall be payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, which we were in compliance at March 31, 2011.

In accordance with the terms of the loan agreement, the Agency will provide Abaxis with an annual credit that can be applied against the accrued interest and outstanding principal balance on a quarterly basis. The Agency determines the annual credit based on certain taxes paid by Abaxis to the City of Union City, California for a specified period, as defined in the loan agreement. We anticipate that our annual credits from the Agency will be used to fully repay our notes payable due to the Agency. We may carry forward unused quarterly credits to apply against our outstanding balance in a future period. Credits applied to repay our notes payable and accrued interest are recorded in “Interest and other income (expense), net” on the consolidated statements of income.

NOTE 10. COMMITMENTS AND CONTINGENCIES

As of March 31, 2011, our contractual obligations for our operating lease obligations for succeeding years are as follows (in thousands):

	Payments Due by Period
		Due in Fiscal
	Total	2012	2013	2014	2015	2016	Thereafter
Operating lease obligations	$15,731	$1,620	$1,657	$1,661	$1,640	$1,532	$7,621

Operating Leases. Our operating lease obligations were comprised of our principal facility and various leased facilities and office equipment under operating lease agreements, which expire on various dates from fiscal 2012 through fiscal 2021. Rent expense under operating leases was $1.8 million, $1.4 million and $1.4 million for fiscal 2011, 2010 and 2009, respectively.

Our principal facility is under a non-cancelable operating lease agreement, which expires in fiscal 2021. In March 2010, we amended the terms of our lease agreement on our principal facility in Union City, California, which includes extending the expiration date from December 2010 to February 2021. Additionally, commencing in May 2010 and through February 2021, we lease expansion premises consisting of approximately 35,239 square feet in Union City, California. The monthly rental payments on both the principal facility lease and expansion premise increase based on a predetermined schedule and accordingly, we recognize rent expense on a straight-line basis over the life of the lease. In connection with our amended facilities lease agreement in March 2010, our obligation to provide a letter of credit, which was secured by our line of credit, on our facility terminated in April 2010. See Note 9 for additional information.

Purchase Commitments. In October 2008, we entered into an original equipment manufacturing (“OEM”) agreement with SMB of Denmark to purchase coagulation and specialty analyzers and related cartridges. In the fourth quarter of fiscal 2009, we started marketing the products and, upon achievement of certain milestones by SMB outlined in the agreement, we were subject to the minimum purchase commitments under the OEM agreement. These milestones were not met during the period of our agreement and accordingly, effective January 2011, we amended and restated our OEM agreement, including the terms of our minimum purchase commitments. Under the amended agreement, we committed to purchase a minimum number of coagulation and specialty analyzers and related cartridges on an annual basis during each calendar year 2011 through 2015. Our purchase obligations in the future may be adjusted if our minimum purchase commitments are not met during a calendar year period. At March 31, 2011, our total remaining outstanding commitment due is approximately $12.9 million.

In July 2010, we entered into a development and supply equipment agreement with Diatron MI PLC (“Diatron”) of Hungary to purchase Diatron hematology instruments. Under the agreement, we committed to purchase a minimum number of hematology instruments on an annual basis during the calendar years 2010 and 2011. At March 31, 2011, our total remaining outstanding commitment due is approximately $837,000. Furthermore, at March 31, 2011, we prepaid $335,000 to Diatron for future purchases of hematology instruments and reagents, which was recorded in prepaid expenses and other currents assets on the consolidated balance sheets. The commitment amount to Diatron is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end. Since the exchange rate can fluctuate in the future, the commitment amount in absolute dollars will change accordingly.

Patent Licensing Agreement. Effective January 2009, we entered into a license agreement with Inverness Medical Switzerland GmbH, now known as Alere Switzerland GmbH (“Alere”). Under our license agreement, we licensed co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace. The license agreement provides that Alere shall not grant any future rights to any third parties under its current lateral flow patent rights in the animal health diagnostics field in the professional marketplace. The license agreement enables us to develop and market products under rights from Alere to address animal health and laboratory animal research markets.

In exchange for the license rights, we (i) paid an up-front license fee of $5.0 million to Alere in January 2009, (ii) agreed to pay royalties during the term of the agreement, based solely on sales of products in a jurisdiction country covered by valid and unexpired claims in that jurisdiction under the licensed Alere patent rights, and (iii) agreed to pay a yearly minimum license fee of between $500,000 to $1.0 million per year, which fee will be creditable against any royalties due during such calendar year. The royalties, if any, are payable through the date of the expiration of the last valid patent licensed under the agreement that includes at least one claim in a jurisdiction covering products we sell in that jurisdiction. The yearly minimum fees became payable starting in fiscal 2011 for so long as we desire to maintain exclusivity under the agreement.

Litigation. On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties. On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents. We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously. Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations. As of March 31, 2011, we had not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time. A claims construction hearing is scheduled for June 21, 2011. The parties must complete a mandatory mediation in August 2011. A trial date has not been set.

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

NOTE 11. EMPLOYEE BENEFIT PLAN

We have established the Abaxis 401(k) Plan (the “401(k) Plan”), a tax deferred savings plan, for the benefit of qualified employees. The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement. Qualified employees may elect to have salary reduction contributions made to the plan on a bi-weekly basis. We may make quarterly contributions to the plan at the discretion of our Board of Directors either in cash or in common stock. Our matching contributions to the tax deferred savings plan totaled $325,000, $400,000 and $153,000 in fiscal 2011, 2010 and 2009, respectively. In fiscal 2011, 2010 and 2009, our matching contributions were made in cash. We did not have any matching contributions in the form of common stock in fiscal 2011, 2010 or 2009.

NOTE 12. SHARE-BASED COMPENSATION

The following table summarizes total share-based compensation expense, net of tax, related to stock options and restricted stock units for fiscal 2011, 2010 and 2009, which is included in our consolidated statements of income (in thousands, except per share data):

	Year Ended March 31,
	2011	2010	2009
Cost of revenues	$656	$374	$152
Research and development	880	849	240
Sales and marketing	1,499	1,255	508
General and administrative	1,809	2,859	843
Share-based compensation expense before income taxes	4,844	5,337	1,743
Income tax benefit	(1,815)	(1,741)	(704)
Total share-based compensation expense after income taxes	$3,029	$3,596	$1,039

Net impact of share-based compensation on:
Basic net income per share	$0.14	$0.16	$0.05
Diluted net income per share	$0.13	$0.16	$0.05

Share-based compensation has been classified in the consolidated statements of income or capitalized on the consolidated balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs at March 31, 2011, 2010 and 2009 were $107,000, $94,000 and $33,000, respectively, which were included in inventories on our consolidated balance sheets.

Cash Flow Impact

The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for fiscal 2011, 2010 and 2009 were $2.3 million, $2.1 million and $6.7 million, respectively.

Equity Compensation Plans

Our share-based compensation plans are described below.

2005 Equity Incentive Plan. Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended our 1998 Stock Option Plan. The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. On October 27, 2010, our shareholders approved an amendment to the Equity Incentive Plan to (i) increase the aggregate number of shares of common stock reserved for issuance under the Equity Incentive Plan by 500,000 shares, (ii) clarify that we may continue to grant performance cash awards under the Equity Incentive Plan and (iii) reapprove the Internal Revenue Code Section 162(m) performance criteria and award limits of the Equity Incentive Plan to permit us to continue to grant awards to key officers that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. As of March 31, 2011, the Equity Incentive Plan provides for the issuance of a maximum of 5,886,000 shares, of which 636,000 shares of common stock were then available for future issuance. Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the Equity Incentive Plan.

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

1992 Outside Directors’ Stock Option Plan. Under our 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors. Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. The Directors Plan provided for the issuance of a maximum of 250,000 shares. As of March 31, 2011, all outstanding options under the Directors Plan were fully vested and fully exercisable and no shares of common stock were available for future issuance because the time period for granting options expired in June 2002 in accordance with the terms of the Directors Plan.

Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Stock Options

Prior to April 1, 2006, we granted stock options to employees, with an exercise price equal to the closing market price of our common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment with the Company. In addition, prior to April 1, 2006, we granted stock options to non-employee directors with an exercise price equal to the closing market price of our common stock on the date of grant and became exercisable over a period of one year based on monthly vesting terms, conditional on continuous service to the Company. There were no stock options granted since the beginning of fiscal 2007 or during fiscal 2011.

We used the Black-Scholes option pricing model to determine the fair value of stock options granted prior to March 31, 2006. The fair value of each stock option granted was estimated on the date of the grant using the Black-Scholes option pricing model, based on a multiple option valuation approach. We have recognized compensation expense during the requisite service period of the stock option. As of March 31, 2011, we had no unrecognized compensation expense related to stock options granted.

Stock Option Activity

Stock option activity under all stock plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2008
(1,026,000 shares exercisable at a weighted average exercise price of $7.75 per share)	1,044,000	$7.82
Granted	-	-
Exercised	(194,000)	3.27
Canceled or forfeited	(2,000)	11.85
Outstanding at March 31, 2009
(848,000 shares exercisable at a weighted average exercise price of $8.86 per share)	848,000	$8.86
Granted	-	-
Exercised	(128,000)	7.18
Canceled or forfeited	-	-
Outstanding at March 31, 2010
(720,000 shares exercisable at a weighted average exercise price of $9.15 per share)	720,000	$9.15
Granted	-	-
Exercised	(314,000)	5.35
Canceled or forfeited	-	-
Outstanding at March 31, 2011	406,000	$12.10	2.45	$6,800
Vested and expected to vest at March 31, 2011	406,000	$12.10	2.45	$6,800
Exercisable at March 31, 2011	406,000	$12.10	2.45	$6,800

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of March 31, 2011, that would have been received by the option holders had all option holders exercised their stock options as of that date. Total intrinsic value of stock options exercised during fiscal 2011, 2010 and 2009 was $6.7 million, $2.2 million and $2.9 million, respectively. Cash proceeds from stock options exercised during fiscal 2011, 2010 and 2009 were $1.7 million, $915,000 and $636,000, respectively.

The following table summarizes information regarding stock options outstanding and stock options exercisable at March 31, 2011:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable	Weighted Average Exercise Price Per Share
$ 3.00 - $ 3.12	42,000	1.32	$3.01	42,000	$3.01
$ 3.20 - $ 3.84	7,000	1.72	3.45	7,000	3.45
$ 3.85 - $ 3.85	132,000	2.06	3.85	132,000	3.85
$ 4.18 - $ 13.55	43,000	2.59	10.25	43,000	10.25
$ 14.05 - $ 17.93	17,000	3.17	15.70	17,000	15.70
$ 18.98 - $ 18.98	4,000	3.25	18.98	4,000	18.98
$ 19.12 - $ 19.12	1,000	2.71	19.12	1,000	19.12
$ 19.45 - $ 19.45	1,000	3.22	19.45	1,000	19.45
$ 21.45 - $ 21.45	2,000	3.04	21.45	2,000	21.45
$ 21.65 - $ 21.65	157,000	2.96	21.65	157,000	21.65
$ 3.00 - $ 21.65	406,000	2.45	12.10	406,000	12.10

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

Certain restricted stock unit awards granted to employees in fiscal 2007 were subject to accelerated vesting upon achieving certain performance-based milestones. To date, none of the performance-based milestones required for acceleration, related to the fiscal 2007 grants, has been achieved. Additionally, the Compensation Committee of our Board of Directors (the “Compensation Committee”), in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of the restricted stock unit held by a participant upon such conditions and to such extent as determined by the Compensation Committee. Our Board of Directors has adopted an executive change in control severance plan, which it may terminate or amend at any time, that provides that awards granted to executive officers will accelerate fully on a change of control. The vesting of non-employee director awards granted under the Equity Incentive Plan automatically will also accelerate in full upon a change in control.

The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of March 31, 2011, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $14.8 million, which is expected to be recognized over a weighted average service period of 1.98 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity during fiscal 2011, 2010 and 2009:

	Number of Shares	Weighted Average Grant Date Fair Value(1)
Unvested at March 31, 2008	494,000	$23.21
Granted	254,000	23.68
Vested(2)	(45,000)	23.34
Canceled or forfeited	(13,000)	20.09
Unvested at March 31, 2009	690,000	$23.43
Granted	309,000	18.33
Vested(2)	(75,000)	23.72
Canceled or forfeited	(60,000)	23.56
Unvested at March 31, 2010	864,000	$21.57
Granted	333,000	24.45
Vested(2)	(244,000)	23.43
Canceled or forfeited	(13,000)	23.14
Unvested at March 31, 2011	940,000	$22.09
______________________________

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during fiscal 2011, 2010 and 2009 was $6.0 million, $1.3 million and $1.1 million, respectively. The total grant date fair value of restricted stock units vested during fiscal 2011, 2010 and 2009 was $5.7 million, $1.8 million and $1.1 million, respectively.

NOTE 13. COMMON STOCK

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

Common Stock Warrants. At March 31, 2011, there were 10,000 warrants outstanding, of which 2,000 shares vested, to purchase common stock at a weighted average exercise price of $3.00 per share, expiring in January 2016. As of March 31, 2010 and 2009, there were no warrants outstanding to purchase shares of common stock.

In January 2011, we issued warrants to purchase 10,000 shares of Abaxis common stock to National Institute for Strategic Technology Acquisition and Commercialization (“NISTAC”) in connection with our Master Agreement with two entities affiliated with Kansas State University, NISTAC, and the Kansas State University Research Foundation (“KSURF”). The exercise price of the warrants issued were $3.00 per share and vests at a rate of 20% annually from its issuance date and has a term of five years. The fair value of the warrants was determined using the Black-Scholes option-pricing model and is amortized over its useful life as an intangible asset. Pursuant to the Master Agreement, we will be obligated to issue additional warrants to NISTAC to purchase 20,000 shares of our common stock with an exercise price of $3.00 per share on the date that Abaxis first receives samples from a paying customer, as described in our Master Technical Testing Services Agreement with the Kansas State University and K-State Diagnostic and Analytical Services Inc. These warrants will also vest at a rate of 20% annually from its issuance date and will have a term of five years.

NOTE 14. NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended March 31,
	2011	2010	2009
Numerator:
Net income	$14,537	$13,023	$12,013
Denominator:
Weighted average common shares outstanding - basic	22,365,000	22,021,000	21,826,000
Weighted average effect of dilutive securities:
Stock options	294,000	399,000	467,000
Restricted stock units	197,000	186,000	31,000
Warrants	2,000	-	-
Weighted average common shares outstanding - diluted	22,858,000	22,606,000	22,324,000
Net income per share:
Basic net income per share	$0.65	$0.59	$0.55
Diluted net income per share	$0.64	$0.58	$0.54

We excluded the following stock options and warrants from the computation of diluted weighted average shares outstanding because the exercise price of the stock options and warrants is greater than the average market price of our common stock during the period and, therefore, the inclusion of these stock options and warrants would be antidilutive to net income per share:

	Year Ended March 31,
	2011	2010	2009
Weighted average number of shares underlying antidilutive stock options and warrants	-	-	159,000
Weighted average exercise price per share underlying antidilutive stock options and warrants	N/A	N/A	$21.65

We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Year Ended March 31,
	2011	2010	2009
Weighted average number of shares underlying antidilutive restricted stock units	213,000	65,000	195,000

NOTE 15. INCOME TAXES

The components of our income tax provision are summarized as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009
Current:
Federal	$5,940	$5,353	$1,000
State	961	1,448	1,204
Foreign	46	336	36
Total current income tax provision	6,947	7,137	2,240
Deferred:
Federal	1,547	1,296	4,794
State	540	(51)	19
Total deferred income tax provision	2,087	1,245	4,813
Total income tax provision	$9,034	$8,382	$7,053

The components of our income before income tax provision are summarized as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009
United States	$23,335	$20,264	$18,941
Foreign	236	1,141	125
Income before income tax provision	$23,571	$21,405	$19,066

The income tax provision differs from the amount computed by applying the federal statutory income tax rate (35 percent) to income before income tax provision as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009
Income taxes at federal income tax rate	$8,250	$7,492	$6,673
State income taxes, net of federal benefits	1,275	937	920
Non-deductible compensation	89	358	(5)
Research and development tax credits	(385)	(183)	(62)
Tax-exempt interest income	(52)	(14)	(241)
Qualified production activities income benefit	(258)	(274)	(51)
Other	115	66	(181)
Total income tax provision	$9,034	$8,382	$7,053

Significant components of our net deferred tax assets are as follows (in thousands):

	Year Ended March 31,
	2011	2010	2009
Deferred tax assets:
Research and development tax credit carryforwards	$379	$665	$2,417
Capitalized research and development	229	272	266
Inventory reserves	187	308	297
Deferred revenue from extended maintenance agreements and warranty reserves	1,480	1,491	1,864
Accrued payroll and other accrued expenses	1,096	923	704
Share-based compensation	1,561	1,673	648
Alternative minimum tax credits	24	23	710
Depreciation	-	516	-
Tax on deferred intercompany profit	765	448	-
Other	343	464	385
Total deferred tax assets	6,064	6,783	7,291
Deferred tax liabilities:
Depreciation	$(1,336)	$-	$(51)
Other	(103)	(75)	(100)
Total deferred tax liabilities	(1,439)	(75)	(151)
Net deferred tax assets	$4,625	$6,708	$7,140

A valuation allowance against deferred tax assets is provided when it is more likely than not that some portion of the deferred tax assets will not be realized. As of March 31, 2011, 2010 and 2009, we did not have a valuation allowance.

During fiscal 2011, we recognized $2.2 million of tax deductions related to share-based compensation in excess of recognized share-based compensation expense (“excess benefits”) which was recorded to shareholders’ equity. We record excess benefits to shareholders’ equity when the benefits result in a reduction in cash paid for income taxes.

As of March 31, 2011, we had no federal or California net operating loss carryforwards. As of March 31, 2011, our California research and development tax credit carryforwards was $583,000. The California research and development tax credit will carryforward indefinitely.

Our policy is to reinvest earnings of our foreign subsidiary unless such earnings are subject to U.S. taxation. As of March 31, 2011, the cumulative earnings upon which U.S. income taxes has not been provided is approximately $403,000. The U.S. tax liability if the earnings were repatriated is approximately $161,000.

During fiscal 2011, we did not recognize any interest and penalties related to unrecognized tax benefits. We file income tax returns in the U.S. federal jurisdiction, Germany and various state jurisdictions. The statute of limitations is three years for federal and four years for California. To the extent there is a net operating loss or a research and development tax credit available for carryover to future years, the statute of limitations with respect to the net operating loss and tax credit begins in the year utilized. As a result of the timing for the utilization of federal and California net operating loss and tax credit carryovers, we are subject to examination by U.S. federal and various state jurisdictions for fiscal years 1994 through 2011. We are subject to examination in Germany for fiscal years 2009 through 2011.

NOTE 16. SEGMENT REPORTING INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Abaxis develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments. We manage our business on the basis of the following two reportable segments: (i) the medical market and (ii) the veterinary market, which are based on the products sold by market and customer group. Each reportable segment has similar manufacturing processes, technology and shared infrastructures. The accounting policies for segment reporting are the same as for the Company as a whole. We do not segregate assets by segments since our chief operating decision maker, or decision making group, does not use assets as a basis to evaluate a segment’s performance.

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

Veterinary Market

In the veterinary market reportable segment, we serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. The products manufactured and sold in this segment primarily consist of VetScan chemistry analyzers and veterinary reagent discs. We also sell OEM supplied products in this segment consisting of VetScan hematology instruments and related reagent kits, VetScan VSpro coagulation and specialty analyzers and related consumables (launched in our fourth quarter of fiscal 2009), rapid tests (launched in our fourth quarter of fiscal 2009), and VetScan i-STAT analyzers (launched in our second quarter of fiscal 2010) and related VetScan i-STAT consumables (launched in our first quarter of fiscal 2010).

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for fiscal 2011, 2010 and 2009 (in thousands).

	Year Ended March 31,
	2011	2010	2009
Revenues:
Medical Market	$28,988	$24,176	$24,796
Veterinary Market	108,400	92,411	74,046
Other(1)	6,288	7,970	6,720
Total revenues	143,676	124,557	105,562
Cost of revenues:
Medical Market	13,647	10,490	12,407
Veterinary Market	45,438	37,162	31,052
Other(1)	4,799	4,783	3,478
Total cost of revenues	63,884	52,435	46,937
Gross profit:
Medical Market	15,341	13,686	12,389
Veterinary Market	62,962	55,249	42,994
Other(1)	1,489	3,187	3,242
Gross profit	$79,792	$72,122	$58,625
______________________________

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 17. REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product category (in thousands):

	Year Ended March 31,
Revenues by Product Category	2011	2010	2009
Instruments(1)	$32,092	$28,787	$28,194
Consumables(2)	102,920	85,819	69,072
Other products	7,412	6,809	5,170
Product sales, net	142,424	121,415	102,436
Development and licensing revenue	1,252	3,142	3,126
Total revenues	$143,676	$124,557	$105,562
______________________________

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro coagulation and specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro coagulation and specialty cartridges, i-STAT cartridges and rapid tests.

The following is a summary of our revenues by geographic region based on customer location (in thousands):

	Year Ended March 31,
Revenues by Geographic Region	2011	2010	2009
North America	$117,992	$101,391	$87,801
Europe	20,308	18,547	14,045
Asia Pacific and rest of the world	5,376	4,619	3,716
Total revenues	$143,676	$124,557	$105,562

Significant Concentrations

Revenues from significant customers as a percentage of total revenues were as follows:

	Geographical	Year Ended March 31,
Distributor	Location	2011	2010	2009
Walco International, Inc., d/b/a DVM Resources	United States	<10%	10%	10%

Substantially all of our long-lived assets are located in the United States.

NOTE 18. SUMMARY OF QUARTERLY DATA (UNAUDITED)

The following is a summary of unaudited quarterly data for fiscal 2011 and 2010 (in thousands, except per share data):

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal Year Ended March 31, 2011:
Revenues	$34,953	$35,277	$35,906	$37,540
Gross profit	$19,784	$19,750	$19,809	$20,449
Income tax provision	$2,264	$2,402	$2,045	$2,323
Net income	$3,580	$3,749	$3,835	$3,373
Net income per share - basic	$0.16	$0.17	$0.17	$0.15
Net income per share - diluted	$0.16	$0.17	$0.17	$0.15

Fiscal Year Ended March 31, 2010:
Revenues	$29,625	$30,262	$31,005	$33,665
Gross profit	$17,155	$17,851	$18,296	$18,820
Income tax provision	$2,482	$2,081	$1,982	$1,837
Net income	$3,756	$3,197	$3,430	$2,640
Net income per share - basic	$0.17	$0.15	$0.16	$0.12
Net income per share - diluted	$0.17	$0.14	$0.15	$0.12

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

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our principal executive officer and principal financial officer, have concluded that our internal control over financial reporting was effective as of March 31, 2011.

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

Attestation Report of the Independent Registered Public Accounting Firm

Burr Pilger Mayer, Inc., our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2011, which report is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
of Abaxis, Inc.

We have audited the internal control over financial reporting of Abaxis, Inc. and its subsidiary (“the Company”) as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Abaxis, Inc. and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Abaxis, Inc. and its subsidiary as of March 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2011 and the related financial statement schedule and our report dated June 13, 2011 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.
San Jose, California
June 13, 2011

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning the Company’s executive officers and directors as of May 31, 2011.

Name	Age	Title
Clinton H. Severson	63	Chairman of the Board, President and Chief Executive Officer
Vernon E. Altman(1)	65	Director
Richard J. Bastiani, Ph.D.(1)(2)(3)	68	Director
Michael D. Casey(1)(2)(3)	65	Director
Henk J. Evenhuis(1)(3)	68	Director
Prithipal Singh, Ph.D.(1)(2)(3)	72	Director
Ernest S. Tucker, III, M.D.(1)(3)	78	Director
Alberto R. Santa Ines	64	Chief Financial Officer and Vice President of Finance
Kenneth P. Aron, Ph.D.	58	Chief Technology Officer
Donald P. Wood	59	Chief Operations Officer
Vladimir E. Ostoich, Ph.D.	65	Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim, Founder
Martin V. Mulroy	50	Vice President of Animal Health Sales and Marketing for North America
Brenton G.A. Hanlon	65	Vice President of Medical Sales and Marketing for North America
Achim Henkel	53	Managing Director of Abaxis Europe GmbH
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Clinton H. Severson has served as the Company’s President, Chief Executive Officer and one of our directors since June 1996. He was appointed Chairman of the Board in May 1998. Since November 2008, Mr. Severson served on the Board of Directors of Trinity Biotech (Nasdaq: TRIB), a biotechnology company. Since November 2006, Mr. Severson served on the Board of Directors of CytoCore, Inc. (OTCBB: CYOE.OB), a biotechnology company. From February 1989 to May 1996, Mr. Severson served as President and Chief Executive Officer of MAST Immunosystems, Inc., a privately-held medical diagnostic company. Mr. Severson is also a member of the board of directors of a privately-held company. Mr. Severson was selected as a director because of his in-depth knowledge of the Company’s operations, financial condition and strategy in his position as the Company’s President and Chief Executive Officer, as well as his extensive senior management experience in medical diagnostics and experience serving on the boards of various public and private companies.

Vernon E. Altman joined the Board of Directors in April 2011. Mr. Altman joined the founding group to start Bain & Company, a global business consulting firm, in 1973 and is currently Senior Advisor of Bain & Company. Mr. Altman is Chairman of the Board of Directors of Vobile, Inc., a company focused on content protection and monetization for media companies and other digital media stakeholders. He also served on the Board of Directors of Napster, Inc. prior to its acquisition. Mr. Altman was selected to serve as director because of his vast array of experiences in many different industry segments, including operational, executive leadership and board experience.

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

Michael D. Casey joined the Board of Directors in October 2010. Mr. Casey is currently retired. From September 1997 to February 2002, Mr. Casey served as the Chairman, President, Chief Executive Officer and a director of Matrix Pharmaceutical, Inc. From November 1995 to September 1997, Mr. Casey was Executive Vice President at Schein Pharmaceutical, Inc. (NYSE: SHP). In December 1996, he was appointed President of the retail and specialty products division of Schein Pharmaceutical. From June 1993 to November 1995, he served as President and Chief Operating Officer of Genetic Therapy, Inc. Mr. Casey was President of McNeil Pharmaceutical (a unit of Johnson & Johnson) from 1989 to June 1993 and Vice President, Sales and Marketing for Ortho Pharmaceutical Corp. (a subsidiary of Johnson & Johnson) from 1985 to 1989. Mr. Casey has served on the Board of Directors of Celgene Corporation (Nasdaq: CELG) since 2002 and Durect Corp. (Nasdaq: DRRX) since 2004. Mr. Casey previously served on the Board of Directors of AVI Biopharma, Inc. (Nasdaq: AVII) from 2006 to 2010, Allos Therapeutics, Inc. (Nasdaq: ALTH) from 2002 to 2010, Cholestech Corporation (Nasdaq: CTEC) from 2001 to 2007, OrthoLogic Corporation (Nasdaq: OLGC) from 2004 to 2007, Sicor, Inc. (Nasdaq: SCRI) from 2002 to 2004 and Bone Care International, Inc. (Nasdaq: BCII) from 2001 to 2005. Mr. Casey was selected to serve as director because of his extensive industry knowledge and experience, including operational, leadership and board experience from his executive positions at pharmaceutical/biotechnology companies.

Henk J. Evenhuis joined the Board of Directors in November 2002. Mr. Evenhuis is currently retired. He served on the Board of Directors of Credence Systems Corporation (Nasdaq: CMOS), a semiconductor equipment manufacturer, from 1993 to 2008. Mr. Evenhuis served as Executive Vice President and Chief Financial Officer of Fair Isaac Corporation (NYSE: FIC), a global provider of analytic software products to the financial services, insurance and health care industries from October 1999 to October 2002. From 1987 to 1998, he was Executive Vice President and Chief Financial Officer of Lam Research Corporation (Nasdaq: LRCX), a semiconductor equipment manufacturer. Mr. Evenhuis was selected as a director because of his financial expertise and prior senior leadership experience as a Chief Financial Officer at global technology companies, as well as his experience serving on the boards of various public companies, which provides a strong foundation to serve as Chairman of the Audit Committee.

Prithipal Singh, Ph.D. joined the Board of Directors in June 1992. Prior to retiring, Dr. Singh was the Founder, Chairman and Chief Executive Officer of ChemTrak Inc. (Pink Sheets: CMTR) from 1988 to 1998. Prior to this, Dr. Singh was an Executive Vice President of Idetec Corporation from 1985 to 1988 and a Vice President of Syva Corporation from 1977 to 1985. Dr. Singh was selected as a director because of his insight and experience in biotechnology companies through his prior executive leadership and management positions.

Ernest S. Tucker, III, M.D. joined the Board of Directors in September 1995. Dr. Tucker currently serves as a self-employed healthcare consultant after having retired as Chief Compliance Officer for Scripps Health in San Diego in September 2000, a position which he assumed in April 1998. Dr. Tucker was Chairman of Pathology at Scripps Clinic and Research Foundation from 1992 to 1998 and Chairman of Pathology at California Pacific Medical Center in San Francisco from 1989 to 1992. Dr. Tucker was selected as a director because of his prior leadership and management experience and in-depth knowledge in the medical profession and his experience serving on the boards of various hospitals, colleges and foundations.

Alberto R. Santa Ines has served as the Company’s Chief Financial Officer and Vice President of Finance since April 2002. Mr. Santa Ines joined us in February 2000 as Finance Manager. In April 2001, Mr. Santa Ines was promoted to Interim Chief Financial Officer and Director of Finance, and in April 2002, he was promoted to his current position. From March 1998 to January 2000, Mr. Santa Ines was a self-employed consultant to several companies. From August 1997 to March 1998, Mr. Santa Ines was the Controller of Unisil (Pink Sheets: USIL), a semiconductor company. From April 1994 to August 1997, he was a Senior Finance Manager at Lam Research Corporation (Nasdaq: LRCX), a semiconductor equipment manufacturer.

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

Martin V. Mulroy has served as the Company’s Vice President of Animal Health Sales and Marketing for North America since May 2006. Mr. Mulroy joined us in November 1997 as the Northeast Regional Sales Manager. He was promoted to Eastern Area Director of Sales in December 1998 and, in January 2005, he was promoted to National Sales Director for the Domestic Veterinary market. From March 1996 to November 1997, Mr. Mulroy was Regional Sales Manager for BioCircuits Inc., an immunoassay company in the medical market. Mr. Mulroy was Regional Sales Manager from 1990 to 1992 and Field Operations Manager from 1992 to 1995 for MAST Immunosystems Inc., a privately-held medical diagnostic company.

Brenton G.A. Hanlon has served as the Company’s Vice President of Medical Sales and Marketing for North America since September 2009. Mr. Hanlon served on our Board of Directors from November 1996 through August 2009. From January 2001 to August 2009, Mr. Hanlon was President and Chief Executive Officer of Hitachi Chemical Diagnostics, a manufacturer of in vitro allergy diagnostic products. Concurrently, from December 1996 to August 2009, Mr. Hanlon was also President and Chief Operating Officer of Tri-Continent Scientific, a subsidiary of Hitachi Chemical, specializing in liquid-handling products and instrument components for the medical diagnostics and biotechnology industries. From 1989 to December 1996, Mr. Hanlon was Vice President and General Manager of Tri-Continent Scientific. Mr. Hanlon serves on the board of directors of two privately-held companies.

Achim Henkel has served as the Managing Director of the Company’s subsidiary, Abaxis Europe GmbH, since its incorporation in 2008. Mr. Henkel joined us in January 1998 as a consultant to build a European distribution network. From January 2000 to June 2008, Mr. Henkel was Sales and Marketing Manager for Europe, the Middle East and Africa. From October 1996 to December 1997, Mr. Henkel was a self-employed consultant to several companies. From January 1988 to September 1996, Mr. Henkel held a number of positions with Syva Diagnostics Germany, including as National Sales Manager from 1991 until Syva was acquired by a subsidiary of Hoechst AG in 1995. From 1982 to 1987, Mr. Henkel was regional sales manager for Hoechst AG, a German pharmaceutical company.

Term and Number of Directors

All of our directors hold office until the next annual meeting of shareholders of Abaxis and until their successors have been elected and qualified. Our Bylaws authorize our Board of Directors to fix the number of directors at not less than four or no more than seven. The number of directors of the Company is currently seven.

Each of our executive officers serves at the discretion of the Board of Directors. There are no family relationships among any of our directors or executive officers.

Identification of Audit Committee and Financial Expert

The Audit Committee of the Board of Directors oversees Abaxis’ corporate accounting, financial reporting process and systems of internal control and financial controls. The following outside directors comprise the Audit Committee: Mr. Altman, Mr. Casey, Mr. Evenhuis, Dr. Bastiani, Dr. Singh and Dr. Tucker. Mr. Evenhuis serves as Chairman of the Audit Committee.

The Board of Directors annually reviews the Nasdaq Stock Market, or NASDAQ, listing standards definition of independence for Audit Committee members and has determined that all members of our Audit Committee are independent (based on the requirements for independence set forth in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards). Securities and Exchange Commission, or SEC, regulations require Abaxis to disclose whether a director qualifying as an “audit committee financial expert” serves on the Audit Committee. The Board of Directors has determined that Mr. Evenhuis qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Mr. Evenhuis’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

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

Based solely on our review of the copies of Forms 3, 4 and 5 and amendments thereto received by us, we believe that during the period from April 1, 2010 through March 31, 2011, our executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements applicable to these executive officers, directors and greater than 10% shareholders, except with respect to the following late report filings: two late filings by Mr. Achim Henkel and one late filing by Mr. Vladimir Ostoich.

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

Executive Compensation Program Objectives and Framework

Our executive compensation program has three primary components: (1) base salary, (2) annual cash incentive bonus and (3) long-term equity grants. Base salaries for our executive officers are a minimum fixed level of compensation consistent with or below competitive market practice. Annual cash incentive bonuses awarded to our executive officers are intended to incentivize and reward achievement of financial, operating and strategic objectives during the fiscal year and targets are typically set to be above market. Long-term equity grants awarded to our executive officers are designed to ensure that incentive compensation is linked to our long-term company performance, promote retention and to align our executives’ long-term interests with shareholders’ long-term interests. Our executive officers’ total potential cash compensation is heavily weighted toward annual cash incentive bonuses, because our Compensation Committee and Board of Directors believe this weighting best aligns the interests of our executive officers with that of shareholders generally and helps ensure a strong pay for performance culture.

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

From time to time, our Compensation Committee may engage an independent compensation advisor to obtain competitive compensation data. In May 2008, our Compensation Committee engaged an independent compensation consulting firm, Watson Wyatt, to prepare competitive benchmarking studies, and advise the Compensation Committee on compensation for executives in similarly-situated companies. During fiscal 2011, we did not engage another compensation consultant, or request additional recommendations from Watson Wyatt, in connection with our determination of fiscal 2011 or fiscal 2012 executive compensation because our Compensation Committee and Board of Directors determined that many of the prior recommendations made by Watson Wyatt continued to be relevant for fiscal 2011 and fiscal 2012. Our Compensation Committee and Board of Directors may engage compensation consultants in the future as they deem it to be necessary or appropriate.

Competitive Benchmarking

In May 2011, our Compensation Committee engaged Pay Governance, an independent executive compensation advisor, to review our executive and board compensation programs. Pay Governance, with input from the Compensation Committee, updated the comparative frame of reference that resulted in a group of 17 companies (the “Compensation Peer Group”). This Compensation Peer Group represented similarly-situated medical device and diagnostic companies that were identified by Pay Governance as companies with similar financial growth and as competitors for executive talent. The following companies comprised the Compensation Peer Group:

Abiomed	ICU Medical	Palomar Medical Technologies
Angiodynamics	Kensey Nash	Quidel
Cepheid	Luminex	Surmodics
Conceptus	Meridian Bioscience	Thoratec
Cutera	Neogen	Volcano
Genomic Health	Orasure Technologies

The Compensation Committee believes that the Compensation Peer Group is appropriate and commensurate with that of Abaxis – overall revenue, market capitalization, and profitability positioned our company at the 60th percentile of the group. The market data obtained regarding the Compensation Peer Group, which the Compensation Committee may modify, will be considered by the Compensation Committee in its fiscal 2013 executive compensation decisions. In addition to benchmarking compensation, Pay Governance will conduct a Chief Executive Officer pay and performance assessment to ensure that our Chief Executive Officer’s realizable pay is aligned with actual company performance.

Compensation Determinations

The Compensation Committee did not target executive compensation in fiscal 2011 to any specific benchmarks, but did generally target total compensation to be competitive with companies with similar financial growth rates based on the compensation information for the peer company analysis of executive officers prepared in May 2008. In addition to any competitive benchmarks the Compensation Committee deems relevant, the Compensation Committee also considers the recommendations from our Chief Executive Officer regarding the compensation of our executive officers who report directly to him. These recommendations generally include annual adjustments to compensation levels, an assessment of each executive officer’s overall individual contribution, scope of responsibilities and level of experience.

Elements of Compensation

Base Salary

We provide an annual base salary to each of our executive officers, including each of the named executive officers listed on the Summary Compensation Table below (the “Named Executive Officers”). Each base salary is reviewed annually by the Compensation Committee and adjusted for the ensuing year based on both (i) an evaluation of individual job performance during the prior year, and (ii) an evaluation of the compensation levels of similarly-situated executive officers compared with our compensation studies of companies in our compensation peer group and in our industry generally.

In determining fiscal 2011 and 2012 base salaries for our Named Executive Officers, our Compensation Committee generally targeted salaries to be between the 25th and 50th percentile of our compensation peer group. Our Compensation Committee considered this 25th and 50th percentile range as a general guideline for the appropriate level of potential salaries, but did not attempt to specifically match this or any other percentile. Our Compensation Committee also considered the recommendations of the Chief Executive Officer regarding the compensation of each of the Named Executive Officers who reported directly to him. However, the Compensation Committee and our Board of Directors did not base their considerations on any single factor but rather considered a mix of factors and evaluated individual salaries against that mix.

Our Board of Directors set salaries for fiscal 2011 and 2012 after considering a peer company analysis of total compensation for executive officers prepared in May 2008 by Watson Wyatt and the recommendations of the Compensation Committee. In determining fiscal 2011 base salaries for our Named Executive Officers, our Compensation Committee recommended to the Board of Directors that we increase base salaries in amounts designed to reward executives for their performance in the prior year while maintaining base salaries at an appropriately competitive level. For fiscal 2012 base salaries, our Compensation Committee recommended not to increase base salaries for our Named Executive Officers because they believed that base salaries were at an appropriately competitive level and that the Named Executive Officers’ bonus opportunity provided competitive compensation to ensure strong company performance. Our Compensation Committee did not use any specific formula based on the factors described above to determine the final base salary levels for each Named Executive Officer.

Based on the recommendations of the Compensation Committee, our Board of Directors approved the following base salaries (effective July 2010 for fiscal 2011 and April 2011 for fiscal 2012) for our Named Executive Officers:

Named Executive Officer	Fiscal 2011 Base Salary	Fiscal 2012 Base Salary
Clinton H. Severson	$375,000	$375,000
Alberto R. Santa Ines	$208,000	$208,000
Kenneth P. Aron, Ph.D.	$218,000	$218,000
Vladimir E. Ostoich, Ph.D.	$218,000	$218,000
Donald P. Wood	$208,000	$208,000

Fiscal 2011 and 2012 base salary increases for the Named Executive Officers were as follows:

Named Executive Officer	Fiscal 2011 Percent Increase In Base Salary from Fiscal 2010	Fiscal 2012 Percent Increase In Base Salary from Fiscal 2011
Clinton H. Severson	4.2%	-%
Alberto R. Santa Ines	4.0%	-%
Kenneth P. Aron, Ph.D.	3.8%	-%
Vladimir E. Ostoich, Ph.D.	3.8%	-%
Donald P. Wood	4.0%	-%

Annual Cash Incentive Bonus

Our annual cash incentive bonus program is an “at-risk” compensation arrangement designed to provide market competitive cash incentive opportunities that reward our executive officers for the achievement of key financial performance goals. Most importantly, the program is structured to achieve our overall objective of tying this element of compensation to the attainment of company performance goals that will create shareholder value.

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

For fiscal 2011 and 2012, our Compensation Committee generally targeted total cash compensation to be at or above the 75th percentile of the Compensation Peer Group. Our Compensation Committee considered this 75th percentile target as a general guideline for the appropriate level of potential cash bonus compensation, but did not attempt to specifically match this or any other percentile. For fiscal 2011, our Compensation Committee recommended to our Board of Directors that we maintain the target bonuses from fiscal 2010 for the Named Executive Officers. In April 2010, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2011 target bonus levels for our executive officers. The following table summarizes the fiscal 2011 target bonus amounts and the bonus amounts awarded for fiscal 2011 performance for our Named Executive Officers:

Named Executive Officer	Fiscal 2011 Target Bonus	Fiscal 2011 Bonus Awarded
Clinton H. Severson	$525,000	$488,251
Alberto R. Santa Ines	$300,000	$279,000
Kenneth P. Aron, Ph.D.	$300,000	$279,000
Vladimir E. Ostoich, Ph.D.	$300,000	$279,000
Donald P. Wood	$300,000	$279,000

Payment of the target bonus is equally weighted between achievement of our quarterly net sales performance goal and our quarterly pre-tax income performance goal. For fiscal 2011, bonuses were earned for the first, second and third quarter only if we achieved at least 90% of either of our pre-established quarterly net sales and/or quarterly pre-tax income goals and also met certain operational goals set by the Compensation Committee. Bonuses were earned in the fourth quarter based on the annual, rather than quarterly, achievement of at least 90% of either of our pre-established annual net sales and/or pre-tax income goals for the year and also met certain operational goals set by the Compensation Committee. After the initial threshold is met, the amount of the target bonus paid is based on a sliding scale relative to the proportionate achievement of the performance goals. If we achieve 90% of only one performance goal, the payout would be limited to 25% of the aggregate target bonus. For each 1% above 90% of that performance goal, the payout would increase by 2.5% for the aggregate target bonus. The target bonus will be fully earned if at least 100% of both performance goals are achieved. For each 1% above 100% of a performance goal, the payout would increase by 1.5% for the aggregate target bonus. The maximum potential bonus payout is 200% of the target bonus, provided we achieve greater than 133% of at least one of the performance goals. Assuming targets are reached, the bonus payments are paid as follows: 15% of the applicable bonus amount for the first quarter, 25% in the second and third quarters, and 35% in the fourth quarter. At the end of the fourth quarter, the final amount of the bonus earned will be adjusted to reflect overall performance against the year. For the Named Executive Officers, the financial targets for fiscal 2011 were based on the company’s total annual net sales and total annual pre-tax income goals. Based on these pre-established goals, our Named Executive Officers received 93.0% of their target bonus awards for fiscal 2011. The targets and actual results are summarized below.

	Fiscal 2011 Target Bonus	Fiscal 2011 Actual Results
Net Sales	$141.3 million	$143.7 million
Pre-tax Income	$24.5 million	$23.6 million

For fiscal 2012, our Compensation Committee determined that it would maintain the target bonuses from fiscal 2011 for the Named Executive Officers. The target bonus level for the Named Executive Officers is designed to maintain total compensation at an appropriately competitive level in the industry. In April 2011, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2012 target bonus levels for our executive officers. The following table summarizes the fiscal 2012 target bonus amounts for our Named Executive Officers:

Named Executive Officer	Fiscal 2012 Target Bonus
Clinton H. Severson	$525,000
Alberto R. Santa Ines	$300,000
Kenneth P. Aron, Ph.D.	$300,000
Vladimir E. Ostoich, Ph.D.	$300,000
Donald P. Wood	$300,000

We expect payment of the target bonus, as identified above, to continue to be equally weighted at 50% for achievement of our quarterly net sales performance goal and 50% for achievement of our quarterly pre-tax income performance goal. For fiscal 2012, bonuses will be paid in the same payout structure as the fiscal 2011 bonus discussed above, with the exception of higher financial targets. Our Compensation Committee has the discretion to adjust the parameters and performance goals for payment of these annual performance bonuses.

We do not currently have a formal policy regarding adjustments or recovery of awards or payments following a restatement of financial performance targets. In such a circumstance, the Compensation Committee would evaluate whether compensation adjustments were appropriate based upon the facts and circumstances surrounding the restatement. The Dodd-Frank Wall Street Reform and Consumer Protection of Act of 2010 further expanded the reach of mandatory recoupment policies though the Securities and Exchange Commission has yet to provide final guidance. We will ensure to be compliant with any final recoupment policies.

Long-term Equity Incentive Compensation

Under our 2005 Equity Incentive Plan, we are permitted to award stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards. Beginning in fiscal 2007, we began granting restricted stock units to our executive officers in lieu of other forms of equity-based grants. Prior to fiscal 2007, equity-based grants to our executive officers comprised solely of stock options. Equity grants to our Named Executive Officers in fiscal 2011 and fiscal 2012 are discussed below. We do not currently have stock ownership guidelines for our executive officers.

Stock Options

Prior to fiscal 2007, a substantial portion of our executive compensation arrangement consisted of long-term incentive grants, comprising of stock options. Starting in fiscal 2007, we decided to grant another type of equity-based awards, other than stock options since stock options were highly dilutive and the company incurs an expense upfront even though executives did not necessarily realize any value when the stock options are out-of-the-money.

Restricted Stock Units

Fiscal 2011 Restricted Stock Unit Grants. In fiscal 2007, we granted restricted stock units with performance acceleration. Our Board of Directors believed that this form of long-term equity incentive would help ensure executive retention and more directly link executive pay to company financial performance. The four-year time-based vesting of the restricted stock units granted in fiscal 2007 accelerates if certain performance criteria are exceeded during the performance period. To date, none of the very challenging performance-based milestones required for acceleration, related to the fiscal 2007 grants, has been achieved and the related restricted stock unit grants have been fully vested based on time-based vesting. The Compensation Committee approves all restricted stock unit grants to our Named Executive Officers and other executive officers.

In April 2010, for our Named Executive Officers and upon the recommendation of the Compensation Committee, our Board of Directors granted 55,000 restricted stock units to our Chief Executive Officer and 25,000 restricted stock units to each of our other Named Executive Officers. The value of these equity grants was approximately $1,416,800 for our Chief Executive Officer and approximately $644,000 for each of our other Named Executive Officers. The Compensation Committee believed that these grants of restricted stock units were appropriate based on our financial performance over the prior year. The four-year time-based vesting terms of the fiscal 2011 restricted stock unit awards are as follows:

•	five percent vesting after the first year of continuous employment;

•	additional ten percent after the second year of continuous employment;

•	additional 15 percent after the third year of continuous employment; and

•	the remaining 70 percent after the fourth year of continuous employment.

Time-based vesting terms is intended to provide retention for our executive officers as the awards vest based on continuous employment. Unlike the fiscal 2007 restricted stock units, these restricted stock units are not subject to performance-based acceleration. Our Compensation Committee believed that retention of the Named Executive Officers was key to our success and that these additional restricted stock units would be more likely, given the time-based vesting schedule of the restricted stock units, to maximize retention of our Named Executive Officers without performance-based acceleration milestones. Furthermore, the Compensation Committee believes that our restricted stock grants will enhance executive share ownership further aligning their interests with that of shareholders.

Fiscal 2012 Restricted Stock Unit Grants. In April 2011, after considering an analysis of total compensation for our Named Executive Officers and upon the recommendation of the Compensation Committee, our Board of Directors granted 55,000 restricted stock units to our Chief Executive Officer and 25,000 restricted stock units to each of our other Named Executive Officers. The Compensation Committee believed that these grants of restricted stock units were appropriate based on our financial performance over the prior year. The fiscal 2012 restricted stock unit awards vest, based on time-based vesting terms, in the same manner as the fiscal 2011 restricted stock unit awards discussed above.

Other Compensation and Benefits

We do not provide any of our executive officers with any material perquisites. Currently, all benefits offered to our executive officers, including an opportunity to participate in our 401(k) plan, medical, dental, vision, life insurance, disability coverage, long-term care insurance benefits and flexible spending accounts, are also available on a non-discriminatory basis to other full-time employees. We also provide vacation and other paid holidays to all full-time employees, including our Named Executive Officers.

Employment Agreements

In October 2010, we entered into an employment agreement with Clinton H. Severson, our President and Chief Executive Officer, which amended, restated and superseded Mr. Severson’s existing Employment Agreement, dated July 11, 2005. The amended and restated Employment Agreement provides Mr. Severson with a severance payment equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause. Additionally, upon Mr. Severson’s termination without cause or resignation for good reason, all of Mr. Severson’s unvested stock options, restricted stock units and other equity awards would vest in full. Certain severance benefits provided pursuant to the Severance Plan (described below in “Change in Control Agreements”) with respect to a change of control supersede those provided pursuant to the employment agreement. None of our other executives has employment agreements with us.

Change in Control Agreements

In July 2006, our Board of Directors, after considering a change of control program analysis from the peer company analysis prepared by our compensation advisor at that time and upon the recommendation of our Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”). The Severance Plan was adopted by our Board of Directors to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control. Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board of Directors. In December 2008, our Board of Directors amended the Severance Plan to ensure its compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and designated the following current executive officers as participants in the Severance Plan: Clinton H. Severson, our Chairman, President and Chief Executive Officer; Alberto R. Santa Ines, our Chief Financial Officer and Vice President of Finance; Kenneth P. Aron, Ph.D., our Chief Technology Officer; Vladimir E. Ostoich, Ph.D., our Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim; Donald P. Wood, our Chief Operations Officer; and Martin V. Mulroy, our Vice President of Animal Health Sales and Marketing for North America. In October 2009, our Board of Directors also designated the following executive officers as participants in the Severance Plan: Brenton G.A. Hanlon, our Vice President of Medical Sales and Marketing for North America and Achim Henkel, our Managing Director of Abaxis Europe GmbH.

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

COMPENSATION COMMITTEE REPORT (1)

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Based upon this review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

THE COMPENSATION COMMITTEE

Richard J. Bastiani, Ph.D., Chair
Michael D. Casey
Prithipal Singh, Ph.D.
___________________________________________

(1)
The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Abaxis under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in any such filing.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for fiscal 2011, 2010 and 2009, the compensation awarded or paid to, or earned by, Abaxis’ Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers at March 31, 2011 (collectively, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)		Total ($)
Clinton H. Severson	2011	370,385	-	1,416,800	-	488,251	11,160	(4)	2,286,596
President, Chief Executive Officer	2010	360,000	-	833,250	-	611,626	12,168	(4)	1,817,044
and Chairman of the Board	2009	355,770	-	1,250,000	-	226,406	9,311	(4)	1,841,487
Alberto R. Santa Ines	2011	205,538	-	644,000	-	279,000	9,967	(5)	1,138,505
Chief Financial Officer and Vice	2010	200,000	-	378,750	-	349,500	11,456	(5)	939,706
President of Finance	2009	197,115	-	500,000	-	129,375	8,949	(5)	835,439
Kenneth P. Aron, Ph.D.	2011	215,539	-	644,000	-	279,000	22,462	(6)	1,161,001
Chief Technology Officer	2010	210,000	-	378,750	-	349,500	22,471	(6)	960,721
	2009	206,730	-	500,000	-	129,375	19,585	(6)	855,690
Vladimir E. Ostoich, Ph.D.	2011	215,539	-	644,000	-	279,000	17,568	(7)	1,156,107
Vice President of Government	2010	210,000	-	378,750	-	349,500	17,917	(7)	956,167
Affairs and Vice President of	2009	208,654	-	500,000	-	129,375	14,552	(7)	852,581
Marketing for the Pacific Rim
Donald P. Wood	2011	205,538	-	644,000	-	279,000	17,518	(9)	1,146,056
Chief Operations Officer (8)	2010	196,923	-	378,750	-	349,500	17,934	(9)	943,107

(1)
Awards consist of restricted stock units granted to the Named Executive Officer in the fiscal year specified. Amounts listed in this column represent the grant date fair value of the awards granted in the fiscal year indicated as computed in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation” (“ASC 718”). Amounts shown do not reflect whether the Named Executive Officer has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). For a discussion of the assumptions used in determining the fair value of awards of restricted stock units in the above table, see Note 12 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)
Represents aggregate cash performance bonuses earned during each fiscal year based on achievement of corporate financial performance goals, as described under “Executive Compensation – Compensation Discussion and Analysis” above. These bonuses were paid in four quarterly installments within one month following the end of the applicable quarter upon achieving the established quarterly net sales and/or quarterly pre-tax income goals for that quarter. Amounts do not include bonuses paid during a fiscal year, with respect to bonuses earned in a prior fiscal year.

(3)	Amounts listed are based upon our actual costs expensed in connection with such compensation.

(4)
In fiscal 2011, consists of $5,191 in supplemental health plan expenses reimbursed by us, $648 in group life insurance paid by us, $616 in disability insurance premiums paid by us, $111 in long-term care insurance premiums paid by us and $4,594 in matching contributions made by us to Mr. Severson’s 401(k) account. In fiscal 2010, consists of $4,769 in supplemental health plan expenses reimbursed by us, $648 in group life insurance paid by us, $626 in disability insurance premiums paid by us and $6,125 in matching contributions made by us to Mr. Severson’s 401(k) account. In fiscal 2009, consists of $4,652 in supplemental health plan expenses reimbursed by us, $648 in group life insurance paid by us, $626 in disability insurance premiums paid by us and $3,385 in matching contributions made by us to Mr. Severson’s 401(k) account.

(5)
In fiscal 2011, consists of $4,323 in supplemental health plan expenses reimbursed by us, $445 in group life insurance paid by us, $477 in disability insurance premiums paid by us, $128 in long-term care insurance premiums paid by us and $4,594 in matching contributions made by us to Mr. Santa Ines’ 401(k) account. In fiscal 2010, consists of $4,419 in supplemental health plan expenses reimbursed by us, $432 in group life insurance paid by us, $480 in disability insurance premiums paid by us and $6,125 in matching contributions made by us to Mr. Santa Ines’ 401(k) account. In fiscal 2009, consists of $4,652 in supplemental health plan expenses reimbursed by us, $432 in group life insurance paid by us, $480 in disability insurance premiums paid by us and $3,385 in matching contributions made by us to Mr. Santa Ines’ 401(k) account.

(6)
In fiscal 2011, consists of $16,826 in supplemental health plan expenses reimbursed by us, $467 in group life insurance paid by us, $500 in disability insurance premiums paid by us, $75 in long-term care insurance premiums paid by us and $4,594 in matching contributions made by us to Dr. Aron’s 401(k) account. In fiscal 2010, consists of $15,388 in supplemental health plan expenses reimbursed by us, $454 in group life insurance paid by us, $504 in disability insurance premiums paid by us and $6,125 in matching contributions made by us to Dr. Aron’s 401(k) account. In fiscal 2009, consists of $14,959 in supplemental health plan expenses reimbursed by us, $451 in group life insurance paid by us, $502 in disability insurance premiums paid by us and $3,673 in matching contributions made by us to Dr. Aron’s 401(k) account.

(7)
In fiscal 2011, consists of $11,920 in supplemental health plan expenses reimbursed by us, $467 in group life insurance paid by us, $500 in disability insurance premiums paid by us, $150 in long-term care insurance premiums paid by us and $4,531 in matching contributions made by us to Dr. Ostoich’s 401(k) account. In fiscal 2010, consists of $10,897 in supplemental health plan expenses reimbursed by us, $454 in group life insurance paid by us, $504 in disability insurance premiums paid by us and $6,062 in matching contributions made by us to Dr. Ostoich’s 401(k) account. In fiscal 2009, consists of $10,599 in supplemental health plan expenses reimbursed by us, $451 in group life insurance paid by us, $502 in disability insurance premiums paid by us and $3,000 in matching contributions made by us to Dr. Ostoich’s 401(k) account.

(8)	Mr. Wood was not a Named Executive Officer for fiscal 2009.

(9)
In fiscal 2011, consists of $11,920 in supplemental health plan expenses reimbursed by us, $445 in group life insurance paid by us, $477 in disability insurance premiums paid by us, $82 in long-term care insurance premiums paid by us and $4,594 in matching contributions made by us to Mr. Wood’s 401(k) account. In fiscal 2010, consists of $10,897 in supplemental health plan expenses reimbursed by us, $432 in group life insurance paid by us, $480 in disability insurance premiums paid by us and $6,125 in matching contributions made by us to Mr. Wood’s 401(k) account.

Salary and Bonus in Proportion to Total Compensation. The following table sets forth the percentage of base salary and annual cash incentive bonus earned by each Named Executive Officer as a percentage of total compensation for fiscal 2011.

Named Executive Officer	Base Salary As a Percentage of Total Compensation	Annual Cash Incentive Bonus As a Percentage of Total Compensation
Clinton H. Severson	16%	21%
Alberto R. Santa Ines	18%	25%
Kenneth P. Aron, Ph.D.	19%	24%
Vladimir E. Ostoich, Ph.D.	19%	24%
Donald P. Wood	18%	24%

CEO Employment Agreement. In October 2010, we entered into an employment agreement with Clinton H. Severson, our President and Chief Executive Officer, which amended, restated and superseded Mr. Severson’s existing Employment Agreement, dated July 11, 2005. The amended and restated Employment Agreement provides Mr. Severson with a severance payment equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause. Additionally, upon Mr. Severson’s termination without cause or resignation for good reason, all of Mr. Severson’s unvested stock options, restricted stock units and other equity awards would vest in full. Certain severance benefits provided pursuant to the Severance Plan (described above in “Change in Control Agreements”) with respect to a change of control supersede those provided pursuant to the employment agreement. None of our other executives has employment agreements with us.

Grants of Plan-Based Awards in Fiscal 2011

The following table sets forth the grants of plan-based awards to our Named Executive Officers during fiscal 2011.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#) (2)	Awards ($) (3)
Clinton H. Severson
Annual cash incentive bonus		131,250	525,000	1,050,000
Restricted stock units	5/3/2010							55,000	1,416,800
Alberto R. Santa Ines
Annual cash incentive bonus		75,000	300,000	600,000
Restricted stock units	5/3/2010							25,000	644,000
Kenneth P. Aron, Ph.D.
Annual cash incentive bonus		75,000	300,000	600,000
Restricted stock units	5/3/2010							25,000	644,000
Vladimir E. Ostoich, Ph.D.
Annual cash incentive bonus		75,000	300,000	600,000
Restricted stock units	5/3/2010							25,000	644,000
Donald P. Wood
Annual cash incentive bonus		75,000	300,000	600,000
Restricted stock units	5/3/2010							25,000	644,000

(1)
Actual cash performance bonuses, which were approved by the Board of Directors upon recommendation by the Compensation Committee based on achievement of corporate financial performance goals for fiscal 2011, were paid in four quarterly installments within one month following the end of the applicable quarter upon achieving the established quarterly net sales and/or quarterly pre-tax income goals. Actual cash performance bonuses are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above.

(2)
Each of the equity-based awards reported in the “Grants of Plan-Based Awards” table was granted under, and is subject to, the terms of our 2005 Equity Incentive Plan. The time-based vesting schedule of restricted stock unit grants during fiscal 2011 is described above in “Restricted Stock Units.”

(3)
Represents the fair value of the restricted stock unit award on the date of grant, pursuant to ASC 718. See Note 12 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Outstanding Equity Awards at Fiscal Year End 2011

The following table shows, for the fiscal year ended March 31, 2011, certain information regarding outstanding equity awards at fiscal year end for our Named Executive Officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (3)
Clinton H. Severson	10,417	-	3.85	4/22/2013
	50,000	-	21.65	4/20/2014
							35,000	(4)	1,009,400
							42,500	(4)	1,225,700
							52,250	(4)	1,506,890
							55,000	(4)	1,586,200

Alberto R. Santa Ines	37,432	-	3.00	7/23/2012
	25,000	-	3.85	4/22/2013
	40,000	-	21.65	4/20/2014
							14,000	(4)	403,760
							17,000	(4)	490,280
							23,750	(4)	684,950
							25,000	(4)	721,000

Kenneth P. Aron, Ph.D.	40,000	-	21.65	4/20/2014
							14,000	(4)	403,760
							17,000	(4)	490,280
							23,750	(4)	684,950
							25,000	(4)	721,000

Vladimir E. Ostoich, Ph.D.	40,000	-	3.85	4/22/2013
	22,000	-	21.65	4/20/2014
							14,000	(4)	403,760
							17,000	(4)	490,280
							23,750	(4)	684,950
							25,000	(4)	721,000

Donald P. Wood							14,000	(4)	403,760
							17,000	(4)	490,280
							23,750	(4)	684,950
							25,000	(4)	721,000

(1)
Options granted to the Named Executive Officers expire ten years after the grant date. All options vest one-fourth on the first anniversary date of grant and vests at a rate of 1/48th for each full month thereafter. The options listed are now vested in full.

(2)	Represents the fair value of our common stock on the grant date of the option.

(3)	The value of the equity award is based on the closing price of our common stock of $28.84 on March 31, 2011, as reported on the NASDAQ Global Select Market.

(4)
The four-year time-based vesting terms of the restricted stock units is as follows, assuming continuous employment: five percent of the shares vest after the first year; ten percent of the shares vest after the second year; 15 percent of the shares vest after the third year; and 70 percent of the shares vest after the fourth year.

Option Exercises and Stock Vested in Fiscal 2011

The following table shows all shares of common stock acquired upon exercise of stock options and value realized upon exercise, and all stock awards vested and value realized upon vesting, held by our Named Executive Officers during fiscal 2011.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Clinton H. Severson	150,000	3,497,943	78,250	2,012,920
Alberto R. Santa Ines	-	-	20,250	520,520
Kenneth P. Aron, Ph.D.	45,125	768,469	20,250	520,520
Vladimir E. Ostoich, Ph.D.	9,500	218,168	20,250	520,520
Donald P. Wood	-	-	6,250	154,630

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

Severance and Change in Control Agreements

Employment Agreement

In October 2010, we entered into an employment agreement with Clinton H. Severson, our President and Chief Executive Officer, which amended, restated and superseded Mr. Severson’s existing Employment Agreement, dated July 11, 2005. The amended and restated Employment Agreement provides Mr. Severson with a severance payment equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause. Additionally, upon Mr. Severson’s termination without cause or resignation for good reason, all of Mr. Severson’s unvested stock options, restricted stock units and other equity awards would vest in full. Certain severance benefits provided pursuant to the Severance Plan (described below in “Executive Change of Control Severance Plan”) with respect to a change of control supersede those provided pursuant to the employment agreement. None of our other executives has employment agreements with us.

Executive Change of Control Severance Plan

In July 2006, our Board of Directors, after considering a change of control program analysis from the peer company analysis prepared by our compensation advisor at that time and upon the recommendation of our Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”). The Severance Plan was adopted by our Board of Directors to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control. Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board of Directors. In December 2008, our Board of Directors amended the Severance Plan to ensure its compliance with Section 409A of the Code and designated the following current executive officers as participants in the Severance Plan: Clinton H. Severson, our Chairman, President and Chief Executive Officer; Alberto R. Santa Ines, our Chief Financial Officer and Vice President of Finance; Kenneth P. Aron, Ph.D., our Chief Technology Officer; Vladimir E. Ostoich, Ph.D., our Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim; Donald P. Wood, our Chief Operations Officer; and Martin V. Mulroy, our Vice President of Animal Health Sales and Marketing for North America. In October 2009, our Board of Directors also designated the following executive officers as participants in the Severance Plan: Brenton G.A. Hanlon, our Vice President of Medical Sales and Marketing for North America and Achim Henkel, our Managing Director of Abaxis Europe GmbH.

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

All outstanding stock options under our 1992 Outside Directors' Stock Option Plan (the “Directors Plan”) are fully vested and no additional options will be granted under the Directors Plan. Our Directors Plan provides that, in the event of a transfer of control of the company, the surviving, continuing, successor or purchasing corporation or a parent corporation thereof, as the case may be, shall either assume our rights and obligations under stock option agreements outstanding under our option plans or substitute options for the acquiring corporation’s stock for such outstanding options. Any options which are neither assumed by the acquiring corporation, nor exercised as of the date of the transfer of control, shall terminate effective as of the date of the transfer of control.

As described above, certain additional compensation is payable to a Named Executive Officer (i) if his employment was involuntarily terminated without cause, (ii) upon a change in control or (iii) if his employment was terminated involuntarily following a change in control. The amounts shown in the table below assume that such termination was effective as of March 31, 2011, and do not include amounts in which the Named Executive Officer had already vested as of March 31, 2011. The actual compensation to be paid can only be determined at the time of the change in control and/or a Named Executive Officer’s termination of employment.

Potential Payments Upon Termination or Change in Control

Executive Benefits and Payments Upon Separation	Involuntary Termination Without Cause (1)		Change In Control (No Termination)	Involuntary Termination Without Cause Following a Change In Control (2)
Clinton H. Severson
Salary and bonus	$1,800,000		-	$1,800,000
Vesting of restricted stock units (3)	$5,328,190		$5,328,190	$5,328,190
Health and welfare benefits	$13,132	(4)	-	$13,132	(4)
Excise tax reimbursement (6)	-		-	-
Total	$7,141,322		$5,328,190	$7,141,322
Alberto R. Santa Ines
Salary and bonus	-		-	$1,016,000
Vesting of restricted stock units (3)	-		$2,299,990	$2,299,990
Health and welfare benefits	-		-	$10,490	(5)
Excise tax reimbursement (6)	-		-	$282,882
Total	-		$2,299,990	$3,609,362
Kenneth P. Aron, Ph.D.
Salary and bonus	-		-	$1,036,000
Vesting of restricted stock units (3)	-		$2,299,990	$2,299,990
Health and welfare benefits	-		-	$35,586	(5)
Excise tax reimbursement (6)	-		-	$80,351
Total	-		$2,299,990	$3,451,927
Vladimir E. Ostoich, Ph.D.
Salary and bonus	-		-	$1,036,000
Vesting of restricted stock units (3)	-		$2,299,990	$2,299,990
Health and welfare benefits	-		-	$25,774	(5)
Excise tax reimbursement (6)	-		-	$99,355
Total	-		$2,299,990	$3,461,119
Donald P. Wood
Salary and bonus	-		-	$1,016,000
Vesting of restricted stock units (3)	-		$2,299,990	$2,299,990
Health and welfare benefits	-		-	$25,684	(5)
Excise tax reimbursement (7)	-		-	$399,996
Total	-		$2,299,990	$3,741,670

(1)
Amounts relate to payments to Mr. Severson based on the aggregate of two years of salary, bonus, unvested restricted stock units and benefits if his employment with us is terminated for any reason other than cause (as defined in Mr. Severson’s amended and restated employment agreement effective October 2010).

(2)	Amounts assume that the Named Executive Officer was terminated without cause or due to constructive termination during the 18-month period following a change in control.

(3)
The value of the restricted stock unit assumes that the market price per share of our common stock on the date of termination of employment was equal to the closing price of our common stock of $28.84 on March 31, 2011, as reported on the NASDAQ Global Select Market.

(4)	Health and welfare benefits include payment of 24 months of premiums for medical, dental, vision, disability, life insurance and long-term care benefits.

(5)	Health and welfare benefits include payment of 24 months of premiums for medical, dental, vision, disability and life insurance benefits.

(6)	For purposes of computing the excise tax reimbursement payments, base amount calculations are based on the Named Executive Officer’s taxable wages for fiscal years 2007 through 2011.

(7)	For purposes of computing the excise tax reimbursement payments, base amount calculations are based on Mr. Wood’s taxable wages for fiscal years 2008 through 2011, when he joined us in fiscal 2008.

DIRECTOR COMPENSATION

Director Compensation Table

The table below summarizes the compensation paid to our non-employee directors for fiscal 2011.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2) (3)	Option Awards ($) (4)	All Other Compensation ($)	Total ($)
Richard J. Bastiani, Ph.D.	28,500	56,672	-	-	85,172
Michael D. Casey (5)	10,750	52,206	-	-	62,956
Henk J. Evenhuis	31,500	56,672	-	-	88,172
Prithipal Singh, Ph.D.	26,500	56,672	-	-	83,172
Ernest S. Tucker, III, M.D.	21,250	56,672	-	-	77,922

(1)
Clinton H. Severson, our Chief Executive Officer and Director, is not included in this table as he is an employee of the Company and receives no compensation for his services as a director. The compensation received by Mr. Severson as an employee is shown in the “Summary Compensation Table” above.

(2)
Each non-employee director listed in the table above was granted an award of 2,200 restricted stock units on May 3, 2010 under our 2005 Plan, except for Mr. Casey who was granted an award of 2,200 restricted units on October 28, 2010, when he was elected as a director in October 2010. Amounts listed in this column represent the grant date fair value of the awards in accordance with ASC 718. Amounts shown do not reflect whether the non-employee director has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). For a discussion of the assumptions used in determining the fair value of awards of restricted stock units in the above table, see Note 12 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. No stock awards were forfeited by our non-employee directors during fiscal 2011.

(3)	As of March 31, 2011, each of our non-employee directors held 2,200 shares of unvested restricted stock units.

(4)
No options were awarded to our non-employee directors in fiscal 2011, 2010 or 2009. As of March 31, 2011, the non-employee directors held the following number of outstanding options: Dr. Bastiani, 16,000; Mr. Evenhuis, 13,000; Dr. Singh, 4,000; and Dr. Tucker, 8,000 shares. Mr. Casey did not hold any outstanding options as of March 31, 2011.

(5)	Mr. Casey was elected as a director in October 2010.

Cash Compensation Paid to Board Members

During fiscal 2011, all non-employee directors received an annual retainer of $12,000, pro-rated based on the period of services provided by the non-employee director. The non-employee Chairs of our Audit Committee and Compensation Committee received an annual supplement of $5,000 and $2,000, respectively. Our non-employee directors each received $1,250 per board meeting attended and $1,000 per committee meeting attended. We also reimburse our non-employee directors for reasonable travel expenses incurred in connection with attending board and committee meetings. Directors who are employees receive no compensation for their service as directors.

Equity Compensation Paid to Board Members

Non-employee directors are eligible to receive awards under the 2005 Plan, but such awards are discretionary and not automatic. In fiscal 2011, 2010 and 2009, each non-employee director received an annual equity award of 2,200, 2,200 and 1,500, respectively, restricted stock units granted under the 2005 Plan, for the services provided by the non-employee director during the respective period. Each award of restricted stock units represents the right of the participant to receive, without payment of monetary consideration, on the vesting date, a number of shares of common stock equal to the number of units vesting on such date. Subject to the director’s continued service with us through the applicable vesting date, each restricted stock unit award will vest in full 12 months after the grant date. Under the terms of the 2005 Plan, the vesting of each non-employee director restricted stock unit award will also be accelerated in full in the event of a “change in control,” as defined in the 2005 Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 31, 2011 by (i) each of the Named Executive Officers in the Summary Compensation Table; (ii) each of our directors; (iii) all of our executive officers and directors as a group and (iv) five holders of at least five percent of our common stock. The persons named in the table have sole or shared voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Abaxis Common Stock Beneficially Owned(1)
Five Percent Holders:
Brown Capital Management, LLC and The Brown Capital Management Small Company Fund(3)	2,971,994	13.1%
Kayne Anderson Rudnick Investment Management, LLC(4)	1,932,217	8.5%
BlackRock, Inc.(5)	1,711,110	7.5%
Neuberger Berman Group LLC, Neuberger Berman LLC,
Neuberger Berman Management LLC and Neuberger Berman Equity Funds(6)	1,661,269	7.3%
Wasatch Advisors, Inc.(7)	1,274,363	5.6%
Executive Officers:(2)
Clinton H. Severson(8)	584,379	2.6%
Vladimir E. Ostoich, Ph.D.(9)	414,148	1.8%
Alberto R. Santa Ines(10)	152,576	*
Kenneth P. Aron, Ph.D.(11)	89,170	*
Donald P. Wood(12)	4,273	*
Outside Directors:(2)
Richard J. Bastiani, Ph.D.(13)	58,900	*
Prithipal Singh, Ph.D.(14)	34,900	*
Henk J. Evenhuis(15)	21,900	*
Ernest S. Tucker, III, M.D.(16)	8,000	*
Vernon E. Altman(17)	–	–
Michael D. Casey(17)	–	–
Executive officers and directors as a group(14 persons)(18)	1,440,466	6.3%
* Less than one percent.

(1)
The percentages shown in this column are calculated based on 22,719,074 shares of common stock outstanding on May 31, 2011 and includes shares of common stock that such person or group had the right to acquire on or within sixty days after that date, including, but not limited to, upon the exercise of options.

(2)	The business address of the beneficial owners listed is c/o Abaxis, Inc., 3240 Whipple Road, Union City, CA 94587.

(3)
Based on information set forth in a Schedule 13G/A filed with the SEC on June 9, 2011 by Brown Capital Management, LLC, reporting sole power to vote and dispose of 1,503,944 and 2,971,994 shares, respectively; and by The Brown Capital Management Small Company Fund, reporting sole power to vote and dispose of 1,199,350 shares.  The business address for Brown Capital Management, LLC and The Brown Capital Management Small Company Fund is 1201 North Calvert Street, Baltimore, MD 21202.

(4)
Based on information set forth in a Schedule 13G/A filed with the SEC on February 2, 2011 by Kayne Anderson Rudnick Investment Management, LLC, reporting sole power to vote and dispose of 1,932,217 shares. The business address for Kayne Anderson Rudnick Investment Management, LLC is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

(5)
Based on information set forth in a Schedule 13G/A filed with the SEC on February 3, 2011 by BlackRock, Inc., reporting sole power to vote and dispose of 1,711,110 shares. The business address for BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.

(6)
Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2011 by both Neuberger Berman Group LLC and Neuberger Berman LLC, reporting shared power to vote and dispose of 1,359,769 and 1,661,269 shares, respectively; by Neuberger Berman Management LLC, reporting shared power to vote and dispose of 1,237,300 shares; and by Neuberger Berman Equity Funds, reporting shared power to vote and dispose of 1,211,400 shares. The business address for Neuberger Berman Group LLC, Neuberger Berman LLC, Neuberger Berman Management LLC and Neuberger Berman Equity Funds is 605 Third Avenue, New York, NY 10158.

(7)
Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2011 by Wasatch Advisors, Inc., reporting sole power to vote and dispose of 1,274,363 shares. The business address for Wasatch Advisors, Inc. is 150 Social Hall Avenue, Salt Lake City, UT 84111.

(8)	Includes:

•	523,962 shares held by Mr. Severson; and
•	60,417 shares subject to stock options exercisable by Mr. Severson within sixty days of May 31, 2011.

(9)	Includes:

•	186,815 shares held by Dr. Ostoich;
•	26,355 shares held by Dr. Ostoich’s IRA;
•	22,400 shares held by Mrs. Ostoich’s IRA;
•	116,578 shares held by the Vladimir Ostoich and Liliana Ostoich Trust Fund, for the benefit of Dr. Ostoich and his wife; and
•	62,000 shares subject to stock options exercisable by Dr. Ostoich within sixty days of May 31, 2011.

(10)	Includes:

•	50,144 shares held by Mr. Santa Ines; and
•	102,432 shares subject to stock options exercisable by Mr. Santa Ines within sixty days of May 31, 2011.

(11)	Includes:

•	49,170 shares held by Dr. Aron; and
•	40,000 shares subject to stock options exercisable by Dr. Aron within sixty days of May 31, 2011.

(12)	Includes:

•	4,273 shares held by Mr. Wood.

(13)	Includes:

•	42,900 shares held by Dr. Bastiani; and
•	16,000 shares subject to stock options exercisable by Dr. Bastiani within sixty days of May 31, 2011.

(14)	Includes:

•	30,900 shares held by Dr. Singh; and
•	4,000 shares subject to stock options exercisable by Dr. Singh within sixty days of May 31, 2011.

(15)	Includes:

•	8,900 shares held by Mr. Evenhuis; and
•	13,000 shares subject to stock options exercisable by Mr. Evenhuis within sixty days of May 31, 2011.

(16)	Reflects:

•	8,000 shares subject to stock options exercisable by Dr. Tucker within sixty days of May 31, 2011.

(17)	There were no shares beneficially owned as of May 31, 2011.

(18)	Includes:

•	1,119,325 shares held by all executive officers and directors as a group; and
•	321,141 shares subject to stock options exercisable by all executive officers and directors as a group within sixty days of May 31, 2011.

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

From time to time we issue warrants to purchase shares of our common stock to non-employees, such as service providers and purchasers of our preferred stock. As of March 31, 2011, there were 10,000 warrants outstanding to purchase shares of common stock.

The following table provides aggregate information as of March 31, 2011 regarding (i) outstanding options, unvested restricted stock units and shares reserved under our equity compensation plans and (ii) outstanding warrants to purchase our common stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by our shareholders:
2005 Equity Incentive Plan(2)	1,342,000	$12.18	(3)	636,000
1992 Outside Directors’ Stock Option Plan	4,000	$4.18		-
Equity compensation plans not approved by our shareholders:
Warrants to purchase common stock(4)	10,000	$3.00		-
Total:	1,356,000	$11.88	(3)	636,000

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
(4)
Consists of warrants issued to purchase 10,000 shares of common stock to National Institute for Strategic Technology Acquisition and Commercialization. The exercise price of the warrants issued were $3.00 per share and vests at a rate of 20% annually from its issuance date and has a term of five years, expiring in January 2016.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the fiscal year ended March 31, 2011, there was not, nor is there any currently proposed transaction or series of similar transactions to which Abaxis was or is to be a party in which the amount involved exceeds $120,000 and in which any executive officer, director or holder of more than 5% of any class of voting securities of Abaxis and members of that person’s immediate family had or will have a direct or indirect material interest, other than as set forth in the “Summary Compensation Table” above.

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

As required under the NASDAQ listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with the Company’s counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the NASDAQ listing standards, as in effect time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and the Company, its senior management, and its independent registered public accounting firm, the Board has affirmatively determined that the following six directors are independent directors within the meaning of the applicable NASDAQ listing standards: Mr. Altman, Mr. Casey, Mr. Evenhuis and Drs. Bastiani, Singh and Tucker. In making this determination, the Board found that none of the directors had a material or other disqualifying relationship with the Company. Mr. Severson, the Company’s Chairman, President and Chief Executive Officer, is not an independent director by virtue of his employment with the Company.

Item 14. Principal Accounting Fees and Services

For the fiscal years ended March 31, 2011 and 2010, our independent registered public accounting firm, Burr Pilger Mayer, Inc. billed the approximate fees set forth below. All fees included below were approved by the Audit Committee.

	Year Ended March 31,
	2011	2010
Audit Fees(1)	$640,000	$640,000
Audit-Related Fees(2)	30,000	43,000
Tax Fees	-	-
All Other Fees	-	-
Total All Fees	$670,000	$683,000
______________________________

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements, including attestation services related to Section 404 of the Sarbanes-Oxley Act of 2002.

(2)
Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” In fiscal 2011, these services include attestation services related to Abaxis’ tax deferral savings plan. In fiscal 2010, these services include agreed-upon procedures and attestation services related to Abaxis’ tax deferral savings plan.

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

1.
Financial Statements - The Financial Statements required by this item are listed on the Index to Consolidated Financial Statements in Part II, Item 8 of this report, which is incorporated by reference herein.

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

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

Abaxis, Inc.
Schedule II
Valuation and Qualifying Accounts and Reserves
Years ended March 31, 2011, 2010 and 2009

Description	Balance at Beginning of Year	Additions Charged to Expenses	Deductions from Reserves	Balance at End of Year
Total Reserve for Doubtful Accounts and Sales Allowances:
Year ended March 31, 2011	$446,000	$149,000	$(275,000)	$320,000
Year ended March 31, 2010	$388,000	$302,000	$(244,000)	$446,000
Year ended March 31, 2009	$272,000	$236,000	$(120,000)	$388,000

Exhibit Index

Exhibit No.	Description of Document
3.1
Restated Articles of Incorporation (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 1993 and incorporated herein by reference.)

3.2
Certificate of Amendment of Amended and Restated Articles of Incorporation (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 and incorporated herein by reference.)

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

4.3	Form of Warrant to Purchase Shares of Common Stock of Abaxis, Inc. issued to the National Institute for Strategic Technology Acquisition and Commercialization

4.4	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4.

10.1*
1989 Stock Option Plan, as amended and restated as the 1998 Stock Option Plan (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended December 31, 2004 and incorporated herein by reference.)

10.2*
1992 Outside Directors Stock Option Plan and forms of agreement (Filed with the Securities and Exchange Commission as an exhibit with our definitive proxy statement on August 10, 1992 and incorporated herein by reference.)

10.3+
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

10.5+
Letter Setting Forth Additional Terms of Relationship Between Abaxis, Inc. and Pharmacia Biotech, dated as of June 9, 1997 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.)

10.6*
Amended and Restated Executive Employment Agreement with Mr. Clinton H. Severson, dated October 27, 2010 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 and incorporated herein by reference.)

10.7*
2005 Equity Incentive Plan, as amended and restated through October 27, 2010 (Filed with the Securities and Exchange Commission as an exhibit with our Registration Statement on Form S-8, file number 333-171316, on December 21, 2010 and incorporated herein by reference.)

10.8*
Abaxis, Inc. Executive Change of Control Severance Plan, as amended as of December 23, 2008 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference.)

10.9+
Distribution Agreement by and between Walco International, Inc. (d/b/a DVM Resources) and Abaxis, Inc., dated April 1, 2006 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and incorporated herein by reference.)

10.10*
Fiscal 2012 Base Salary and Target Bonus for the Named Executive Officers (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on May 3, 2011 and incorporated herein by reference.)

10.11*
Form of Indemnification Agreement entered into by Abaxis, Inc. with each of its directors and executive officers (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and incorporated herein by reference.)

10.12+
License Agreement by and between Inverness Medical Switzerland GmbH and Abaxis, Inc., dated January 5, 2009 (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference.)

10.13
First Amendment to Lease Agreement with Principal Development Investors, LLC, dated August 28, 2000 (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and incorporated herein by reference.)

10.14
Second Amendment to Lease Agreement with Principal Development Investors, LLC, dated November 20, 2000 (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and incorporated herein by reference.)

10.15
Third Amendment to Lease Agreement with Crossroads Technology Partners and Nearon Crossroads, LLC, as successors in interest to Principal Development Investors, LLC, dated April 10, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and incorporated herein by reference.)

10.16
Fourth Amendment to Lease Agreement with Whipple Road Holdings, LLC, SFP Crossroads, LLC and Woodstock Bowers, LLC, dated March 11, 2010 (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and incorporated herein by reference.)

10.17++
Master Agreement, dated as of January 26, 2011, among the National Institute for Strategic Technology Acquisition and Commercialization, the Kansas State University Research Foundation and Abaxis, Inc.

21.1	Subsidiaries of Abaxis, Inc.

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm

24.1	Power of Attorney. Reference is made to the Signature Page hereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Confidential treatment of certain portions of this agreement has been granted by the Securities and Exchange Commission.

++	Confidential treatment of certain portions of this agreement has been requested from the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 13, 2011.

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

Signature	Title	Date

/s/ Clinton H. Severson	President, Chief Executive Officer and Director (Principal Executive Officer)	June 13, 2011
Clinton H. Severson

/s/ Alberto R. Santa Ines	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	June 13, 2011
Alberto R. Santa Ines

/s/ Vernon E. Altman	Director	June 13, 2011
Vernon E. Altman

/s/ Richard J. Bastiani, Ph.D.	Director	June 13, 2011
Richard J. Bastiani, Ph.D.

/s/ Michael D. Casey	Director	June 13, 2011
Michael D. Casey

/s/ Henk J. Evenhuis	Director	June 13, 2011
Henk J. Evenhuis

/s/ Prithipal Singh, Ph.D.	Director	June 13, 2011
Prithipal Singh, Ph.D.

/s/ Ernest S. Tucker III	Director	June 13, 2011
Ernest S. Tucker III