Form 10-Q
period 2011-06-30
ABAXIS INC
filed 2011-08-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011
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

Yes ☐                                No ☒

As of August 4, 2011, there were 22,817,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q
For the Quarter Ended June 30, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share data and per share data)

	Three Months Ended
	June 30,
	2011	2010
Revenues	$36,003	$34,953
Cost of revenues	16,780	15,169
Gross profit	19,223	19,784
Operating expenses:
Research and development	3,454	3,078
Sales and marketing	9,152	8,633
General and administrative	3,419	2,124
Total operating expenses	16,025	13,835
Income from operations	3,198	5,949
Interest and other income (expense), net	294	(105)
Income before income tax provision	3,492	5,844
Income tax provision	1,278	2,264
Net income	$2,214	$3,580
Net income per share:
Basic net income per share	$0.10	$0.16
Diluted net income per share	$0.10	$0.16
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,681,000	22,211,000
Weighted average common shares outstanding - diluted	23,095,000	22,750,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	March 31,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$45,073	$43,471
Short-term investments	16,691	25,981
Receivables (net of allowances of $287 at June 30, 2011 and $320 at March 31, 2011)	26,422	27,880
Inventories	18,608	19,814
Prepaid expenses and other current assets	3,854	3,496
Net deferred tax assets, current	3,430	3,422
Total current assets	114,078	124,064
Long-term investments	47,129	36,237
Investment in unconsolidated affiliate	2,731	2,769
Property and equipment, net	21,532	19,637
Intangible assets, net	4,067	4,216
Net deferred tax assets, non-current	1,203	1,203
Other assets	132	134
Total assets	$190,872	$188,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,777	$6,173
Accrued payroll and related expenses	6,215	6,129
Accrued taxes	533	559
Other accrued liabilities	1,805	1,677
Deferred revenue	1,044	953
Warranty reserve	1,195	1,031
Total current liabilities	16,569	16,522
Non-current liabilities:
Deferred rent	478	416
Deferred revenue	1,958	1,737
Warranty reserve	275	191
Notes payable, less current portion	725	746
Total non-current liabilities	3,436	3,090
Total liabilities	20,005	19,612
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,751,000 and 22,587,000 shares issued and outstanding at June 30, 2011 and at March 31, 2011, respectively	132,047	132,042
Retained earnings	38,820	36,606
Total shareholders' equity	170,867	168,648
Total liabilities and shareholders' equity	$190,872	$188,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net income	$2,214	$3,580
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,203	1,052
Investment premium amortization, net	243	95
Net loss on disposals of property and equipment	8	4
Net (gain) loss on foreign exchange translation	(51)	300
Share-based compensation expense	1,120	1,134
Excess tax benefits from share-based awards	(435)	(409)
Provision for deferred income taxes	(8)	118
Equity in net loss of unconsolidated affiliate	38	-
Changes in assets and liabilities:
Receivables, net	1,463	(192)
Inventories	938	1,669
Prepaid expenses and other current assets	57	403
Other assets	4	(14)
Accounts payable	(405)	(4,659)
Accrued payroll and related expenses	86	(379)
Accrued taxes	(32)	1,611
Other accrued liabilities	128	(227)
Deferred rent	62	71
Deferred revenue	312	98
Warranty reserve	248	(329)
Net cash provided by operating activities	7,193	3,926
Cash flows from investing activities:
Purchases of held-to-maturity investments	(13,113)	(14,680)
Proceeds from maturities and redemptions of held-to-maturity investments	11,268	21,218
Purchases of property and equipment	(2,642)	(815)
Net cash (used in) provided by investing activities	(4,487)	5,723
Cash flows from financing activities:
Proceeds from the exercise of stock options	228	324
Tax withholdings related to net share settlements of restricted stock units	(1,825)	(1,562)
Excess tax benefits from share-based awards	435	409
Net cash used in financing activities	(1,162)	(829)
Effect of exchange rate changes on cash and cash equivalents	58	(329)
Net increase in cash and cash equivalents	1,602	8,491
Cash and cash equivalents at beginning of period	43,471	27,857
Cash and cash equivalents at end of period	$45,073	$36,348
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$215	$168
Supplemental disclosure of non-cash flow information:
Transfers of equipment between inventory and property and equipment, net	$315	$260
Net change in capitalized share-based compensation	$47	$15
Common stock withheld for employee taxes in connection with share-based compensation	$1,825	$1,562
Repayment of notes payable by credits from municipal agency	$21	$-

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

Abaxis Europe GmbH, our wholly-owned subsidiary in Darmstadt, Germany since July 2008, markets, promotes and distributes diagnostic systems for medical and veterinary uses in the European market.

Principles of Consolidation.  The accompanying unaudited condensed consolidated financial statements as of and for the three month period ended June 30, 2011 include the accounts of Abaxis and our wholly-owned subsidiary, Abaxis Europe GmbH.  Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation.  We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods.  The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the three month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2012 or for any interim or future period.

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

Use of Estimates.  The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Such management estimates include allowance for doubtful accounts, sales and other allowances, estimated selling price of our products, fair value of investments, valuation of inventory, fair value of intangible assets, useful lives of intangible assets, income taxes, valuation allowance for deferred tax assets, share-based compensation and warranty reserves.  Our management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Our actual results may differ materially from these estimates.

Significant Accounting Policies.  The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011 filed with the SEC on June 13, 2011, and have not changed significantly as of June 30, 2011, except for the accounting standard on revenue recognition explained below.

Revenue Recognition:  In October 2009, the Financial Accounting Standards Board (the “FASB”) amended the accounting standards for certain multiple deliverable revenue arrangements to:

•	provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated;

•
require an entity to allocate revenue in an arrangement using estimated selling price (“ESP”) of deliverables if a vendor does not first have vendor-specific objective evidence (“VSOE”) of selling price or secondly does not have third-party evidence (“TPE”) of selling price; and

•	eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

Our multiple-element arrangement includes the sale of one or more tangible product offerings with one or more associated services offerings, each of which are individually considered separate units of accounting.  The determination of our units of accounting did not change with the adoption of the new revenue recognition guidance and as such we allocate revenue to each element in a multiple-element arrangement based upon the relative selling price of each deliverable.  When applying the relative selling price method, we determine the selling price for each deliverable using VSOE of selling price, if it exists, or TPE of selling price.  If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price for that deliverable.  Revenue allocated to each element is then recognized when all revenue recognition criteria are met for each element.

These amendments are effective for the Company beginning on April 1, 2011 and we elected to apply the amendment prospectively to new or materially modified revenue arrangements after its effective date.  The adoption of this amendment did not have a material impact on our consolidated financial position, results of operations and cash flows for the three months ended June 30, 2011.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

Disclosure of Supplementary Pro Forma Information for Business Combinations:  In December 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations,” (Topic 805) - Business Combinations (ASU 2010-29), to improve consistency in how the pro forma disclosures are calculated.  The amendment enhances the disclosure requirements and requires description of the nature and amount of any material, nonrecurring pro forma adjustments directly attributable to a business combination.  The amendment became effective for the Company beginning on April 1, 2011 and is applied prospectively to business combinations for which the acquisition date is after the effective date.  The Company will assess the impact of the amendment if and when future business combinations occur.

NOTE 3.  INVESTMENTS

The following table summarizes short-term and long-term investments by major security type (in thousands):

	June 30, 2011	March 31, 2011
	Amortized Cost	Amortized Cost
Short-term investments
Held-to-maturity:
Certificates of deposits	$7,410	$11,834
Commercial paper	1,999	1,997
Corporate bonds	6,077	6,132
Municipal bonds	1,205	6,018
Total short-term investments in held-to-maturity	$16,691	$25,981
Long-term investments
Held-to-maturity:
Certificates of deposits	$250	$250
Corporate bonds	23,547	17,402
Municipal bonds	7,332	5,585
U.S. agency securities	16,000	13,000
Total long-term investments in held-to-maturity	$47,129	$36,237

For our short-term and long-term investments classified as held-to-maturity as of June 30, 2011, we had total gross unrecognized holding gains of $197,000 and total gross unrecognized losses of $83,000.  The amortized cost of our investments approximates their fair value.  As of June 30, 2011 and March 31, 2011, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity and we had no unrealized gain (loss) on investments.  Redemptions in accordance with the callable provisions of the U.S. agency securities during the three months ended June 30, 2011 and 2010, were $0 and $12.5 million, respectively.

The contractual maturities of short-term and long-term investments as of June 30, 2011 and March 31, 2011, are as follows (in thousands):

	June 30, 2011	March 31, 2011
Investments	Amortized Cost	Amortized Cost
Due in less than one year	$16,691	$25,981
Due in 1 to 4 years	47,129	36,237
Total investments	$63,820	$62,218

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of June 30, 2011 and March 31, 2011 (in thousands):

	As of June 30, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$7,303	$-	$-	$7,303
Total assets at fair value	$7,303	$-	$-	$7,303

	As of March 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,415	$-	$-	$2,415
Total assets at fair value	$2,415	$-	$-	$2,415

Our Level 1 financial assets are cash equivalents, comprised of money market mutual funds, which are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash.  The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.  As of June 30, 2011 and March 31, 2011, we did not have any Level 2 or Level 3 financial assets or liabilities measured at fair value on a recurring basis.  During the three months ended June 30, 2011 and 2010, we did not have any Level 3 financial assets or liabilities on a recurring basis.

NOTE 5.  INVENTORIES

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market.  Components of inventories were as follows (in thousands):

	June 30,	March 31,
	2011	2011
Raw materials	$8,577	$9,950
Work-in-process	2,388	2,323
Finished goods	7,643	7,541
Inventories	$18,608	$19,814

NOTE 6.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate consists of an investment in equity securities of Scandinavian Micro Biodevices APS (“SMB”).  In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash.  SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care coagulation and specialty analyzer since 2008.  Abaxis has had exclusive distribution rights for the analyzer and associated cartridges in North America since 2008.  Starting January 2011, Abaxis has non-exclusive rights in other areas of the world.  We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations.  During the three months ended June 30, 2011, we recorded our allocated portion of SMB’s net loss of $38,000.

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

During the three months ended June 30, 2011, we recorded an additional accrual to pre-existing warranties of $257,000, which increased our warranty reserves and our cost of revenues, based on both historical and projected product performance rates.  Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary.  If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

During the three months ended June 30, 2010, we recorded an adjustment to pre-existing warranties of $307,000, which reduced our warranty reserves and our cost of revenues, based on both a decrease in our historical experience as to product failures and our judgment of a decrease in estimated product failure rates of blood chemistry analyzers.

Reagent Discs.  We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated.  The warranty cost includes the replacement costs and freight of a defective reagent disc.  During the three months ended June 30, 2011 and 2010, the provision for warranty expense related to replacement of defective reagent discs was $91,000 and $97,000, respectively.  The balance of accrued warranty reserve related to replacement of defective reagent discs at June 30, 2011 and 2010 was $523,000 and $360,000, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs.  However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three months ended June 30, 2011 and 2010 is summarized as follows (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Balance at beginning of period	$1,222	$1,343
Provision for warranty expense	343	125
Warranty costs incurred	(352)	(147)
Adjustment to pre-existing warranties	257	(307)
Balance at end of period	1,470	1,014
Non-current portion of warranty reserve	275	72
Current portion of warranty reserve	$1,195	$942

NOTE 8.  BORROWINGS

Notes Payable.  Effective January 2011, we have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency will provide us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan bears interest at 5.0% and is payable quarterly.  As of June 30, 2011, our short-term and long-term notes payable balances were $85,000 and $725,000, respectively, and we recorded the short-term balance in other accrued liabilities on the condensed consolidated balance sheets.  The entire outstanding balance of the note shall be payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of June 30, 2011.

In accordance with the terms of the loan agreement, the Agency will provide Abaxis with an annual credit that can be applied against the accrued interest and outstanding principal balance on a quarterly basis.  The Agency determines the annual credit based on certain taxes paid by Abaxis to the City of Union City, California for a specified period, as defined in the loan agreement.  We anticipate that our annual credits from the Agency will be used to fully repay our notes payable due to the Agency.  We may carry forward unused quarterly credits to apply against our outstanding balance in a future period.  Credits applied to repay our notes payable and accrued interest are recorded in “Interest and other income (expense), net” on the condensed consolidated statements of income.

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Purchase Commitments.  In October 2008, we entered into an original equipment manufacturing (“OEM”) agreement with SMB of Denmark to purchase coagulation and specialty analyzers and related cartridges.  Effective January 2011, we amended and restated our OEM agreement, including the terms of our minimum purchase commitments.  Under the amended agreement, we committed to purchase a minimum number of coagulation and specialty analyzers and related cartridges on an annual basis during each calendar year 2011 through 2015.  Our purchase obligations in the future may be adjusted if our minimum purchase commitments are not met during a calendar year period.  At June 30, 2011, our total remaining outstanding commitment due is approximately $12.6 million.

In July 2010, we entered into a development and supply equipment agreement with Diatron MI PLC (“Diatron”) of Hungary to purchase Diatron hematology instruments.  Under the agreement, we committed to purchase a minimum number of hematology instruments on an annual basis during the calendar years 2010 and 2011.  At June 30, 2011, we have completed the outstanding purchase commitment in our agreement with Diatron.

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

Litigation. On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of June 30, 2011, we had not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.  A claims construction hearing was held in June 2011 and the court has issued its claims construction order.  The parties must complete a mandatory mediation in August 2011.  A trial date has not been set.

We are involved from time to time in various litigation matters in the normal course of business.  Other than as described above, we believe that the ultimate resolution of these matters will not have a material effect on our consolidated financial position or results of operations.  There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

NOTE 10.  SHARE-BASED COMPENSATION

In accordance with ASC 718, “Compensation-Stock Compensation,” we recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors.  The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units during the three months ended June 30, 2011 and 2010, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended
	June 30,
	2011	2010
Cost of revenues	$195	$145
Research and development	212	339
Sales and marketing	498	494
General and administrative	215	156
Share-based compensation expense before income taxes	1,120	1,134
Income tax benefit	(389)	(432)
Total share-based compensation expense after income taxes	$731	$702
Net impact of share-based compensation on:
Basic net income per share	$0.03	$0.03
Diluted net income per share	$0.03	$0.03

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees.  Capitalized share-based compensation costs at June 30, 2011 and March 31, 2011 were $154,000 and $107,000, respectively, which were included in inventories on our condensed consolidated balance sheets.

Cash Flow Impact

The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards.  Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable.  Excess tax benefits classified as a financing cash inflow for the three months ended June 30, 2011 and 2010 were $435,000 and $409,000, respectively.

Equity Compensation Plans

Our share-based compensation plans are described below.

2005 Equity Incentive Plan.  Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended our 1998 Stock Option Plan.  The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants.  On October 27, 2010, our shareholders approved an amendment to the Equity Incentive Plan to (i) increase the aggregate number of shares of common stock reserved for issuance under the Equity Incentive Plan by 500,000 shares, (ii) clarify that we may continue to grant performance cash awards under the Equity Incentive Plan and (iii) reapprove the Internal Revenue Code Section 162(m) performance criteria and award limits of the Equity Incentive Plan to permit us to continue to grant awards to key officers that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code.  As of June 30, 2011, the Equity Incentive Plan provides for the issuance of a maximum of 5,886,000 shares, of which 422,000 shares of common stock were then available for future issuance.  Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the Equity Incentive Plan.

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

1992 Outside Directors’ Stock Option Plan.  Under our 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors.  Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant.  Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service.  The Directors Plan provided for the issuance of a maximum of 250,000 shares.  As of June 30, 2011, all outstanding options under the Directors Plan were fully vested and fully exercisable and no shares of common stock were available for future issuance because the time period for granting options expired in June 2002 in accordance with the terms of the Directors Plan.

Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Stock Options

Prior to April 1, 2006, we granted stock options to employees, with an exercise price equal to the closing market price of our common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment with the Company.  In addition, prior to April 1, 2006, we granted stock options to non-employee directors with an exercise price equal to the closing market price of our common stock on the date of grant and became exercisable over a period of one year based on monthly vesting terms, conditional on continuous service to the Company.  There were no stock options granted since the beginning of fiscal 2007 and we did not grant stock options during the three months ended June 30, 2011.  We have recognized compensation expense during the requisite service period of the stock option.  As of June 30, 2011, we had no unrecognized compensation expense related to stock options granted.

Stock Option Activity

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2011 and the changes during the three-month period then ended:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Life (Years)	(In thousands)
Outstanding at March 31, 2011	406,000	$12.10
Granted	-	-
Exercised	(40,000)	5.75
Canceled or forfeited	-	-
Outstanding at June 30, 2011	366,000	$12.79	2.33	$5,301
Vested and expected to vest at June 30, 2011	366,000	$12.79	2.33	$5,301
Exercisable at June 30, 2011	366,000	$12.79	2.33	$5,301

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of June 30, 2011, that would have been received by the option holders had all option holders exercised their stock options as of that date.  Total intrinsic value of stock options exercised during the three months ended June 30, 2011 and 2010 was $900,000 and $932,000, respectively.  Cash proceeds from stock options exercised during the three months ended June 30, 2011 and 2010 were $228,000 and $324,000, respectively.

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

The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.  Such value is recognized as an expense over the corresponding requisite service period.  The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited.  The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.  As of June 30, 2011, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $20.4 million, which is expected to be recognized over a weighted average service period of 2.50 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the three months ended June 30, 2011:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value(1)
Unvested at March 31, 2011	940,000	$22.09
Granted	279,000	28.60
Vested(2)	(188,000)	21.48
Canceled or forfeited	(1,000)	25.76
Unvested at June 30, 2011	1,030,000	$23.96

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during the three months ended June 30, 2011 and 2010 was $5.4 million and $4.7 million, respectively.  The total grant date fair value of restricted stock units vested during the three months ended June 30, 2011 and 2010 was $4.0 million and $4.3 million, respectively.

NOTE 11.  NET INCOME PER SHARE

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended
	June 30,
	2011	2010
Numerator:
Net income	$2,214	$3,580
Denominator:
Weighted average common shares outstanding - basic	22,681,000	22,211,000
Weighted average effect of dilutive securities:
Stock options	189,000	349,000
Restricted stock units	216,000	190,000
Warrants	9,000	-
Weighted average common shares outstanding - diluted	23,095,000	22,750,000
Net income per share:
Basic net income per share	$0.10	$0.16
Diluted net income per share	$0.10	$0.16

Stock options and warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of our common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share.  During the three months ended June 30, 2011 and 2010, there were no stock options and warrants excluded from the computation of diluted weighted average shares outstanding.

We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended
	June 30,
	2011	2010
Weighted average number of shares underlying antidilutive restricted stock units	-	234,000

NOTE 12.  INCOME TAXES

During the three months ended June 30, 2011 and 2010, our income tax provision was $1.3 million, based on an effective tax rate of 37%, and $2.3 million, based on an effective tax rate of 39%, respectively.  The decrease in the effective tax rate during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily due to lower state tax expenses resulting from the change in California to a single factor apportionment and an increase in federal research and development tax credits during the three months ended June 30, 2011.

We did not have any unrecognized tax benefits as of June 30, 2011 or June 30, 2010.  During the three months ended June 30, 2011 and 2010, we did not recognize any interest or penalties related to unrecognized tax benefits.

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

Veterinary Market

In the veterinary market reportable segment, we serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories.  The products manufactured and sold in this segment primarily consist of VetScan chemistry analyzers and veterinary reagent discs.  We also sell OEM supplied products in this segment consisting of VetScan hematology instruments and related reagent kits, VetScan VSpro coagulation and specialty analyzers and related consumables, VetScan i-STAT analyzers and related VetScan i-STAT consumables and rapid tests.

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for the three months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Revenues:
Medical Market	$7,156	$6,438
Veterinary Market	27,669	26,818
Other(1)	1,178	1,697
Total revenues	36,003	34,953
Cost of revenues:
Medical Market	3,343	2,969
Veterinary Market	12,404	10,913
Other(1)	1,033	1,287
Total cost of revenues	16,780	15,169
Gross profit:
Medical Market	3,813	3,469
Veterinary Market	15,265	15,905
Other(1)	145	410
Gross profit	$19,223	$19,784

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 14.  REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product category (in thousands):

	Three Months Ended
	June 30,
Revenues by Product Category	2011	2010
Instruments(1)	$7,529	$7,325
Consumables(2)	26,707	25,318
Other products	1,729	1,869
Product sales, net	35,965	34,512
Development and licensing revenue	38	441
Total revenues	$36,003	$34,953

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro coagulation and specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro coagulation and specialty cartridges, i-STAT cartridges and rapid tests.

The following is a summary of revenues by geographic region based on customer location (in thousands):

	Three Months Ended
	June 30,
Revenues by Geographic Region	2011	2010
North America	$29,708	$27,789
Europe	5,182	5,627
Asia Pacific and rest of the world	1,113	1,537
Total revenues	$36,003	$34,953

Significant Concentrations

Revenues from significant customers as a percentage of total revenues were as follows:

		Three Months Ended
	Geographical	June 30,
Distributor	Location	2011	2010
Walco International, Inc., d/b/a DVM Resources	United States	11%	<10%

At June 30, 2011 and 2010, one distributor in the United States accounted for 14% and 12%, respectively, of our total receivables balance.

NOTE 15.  SUBSEQUENT EVENTS

On August 5, 2011, the Board of Directors of Abaxis, Inc. approved the repurchase of up to an aggregate of $40,000,000 of its Common Stock.  The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect our current views with respect to future events and financial performance.  In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might,” and similar expressions identify forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, in Part II, Item 1A of this report and in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), that could cause actual results to differ materially from historical results or those anticipated.  Such risks and uncertainties include, but are not limited to, the vulnerability of our manufacturing operations to potential interruptions and delays, fluctuations in our quarterly results of operations and difficulty in predicting future results, our dependence on certain sole or limited source suppliers, market acceptance of our products and the continuing development of our products, protection of Abaxis’ intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, development of our sales, marketing and distribution experience, and our ability to attract, train and retain competent sales personnel, general market conditions and competition and other risks detailed under “Risk Factors” in this Quarterly Report on Form 10-Q.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We assume no obligation to update any forward-looking statements as circumstances change.

BUSINESS OVERVIEW

Company Description

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

Our corporate headquarters are located in Union City, California, from which we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing and administrative activities.  We market and sell our products worldwide by maintaining direct sales forces and through independent distributors.  Our sales force is primarily located in the United States.  Abaxis Europe GmbH, our wholly-owned subsidiary in Germany since July 2008, markets and distributes diagnostic systems for medical and veterinary uses in the European market.

Products and Services.  We manage our business in two operating segments, based on the products sold by market and customer group in the medical market and veterinary market.

Point-of-Care Blood Chemistry Analyzers. Our primary product is a blood analysis system, consisting of a compact portable analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 14 tests on human patients and 13 tests on veterinary patients.  We market our blood chemistry analyzers in both the medical market and the veterinary market, as described below.

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

In the veterinary market, we also offer the following products and services:

Hematology. We have marketed a veterinary hematology instrument under the name VetScan HM5 since September 2007.  The VetScan HM5 offers a 22-parameter complete blood count (“CBC”) analysis, including a five-part differential cell counter specifically designed for veterinary applications.  We also market the VetScan HM2, a veterinary hematology instrument that offers an 18-parameter CBC analysis, including a three-part white blood cell differential, marketed originally as the VetScan HMII.  We currently purchase these hematology instruments from Diatron MI PLC (“Diatron”) of Budapest, Hungary.  Through April 2004, we marketed a veterinary hematology instrument under the name VetScan HMT.  We continue to support and service our current population of VetScan HM5, VetScan HM2, VetScan HMII and VetScan HMT hematology instruments.  We also market reagent kits to be used with our hematology instruments which we currently purchase from two suppliers:  Clinical Diagnostic Solutions, Inc. and Diatron.

Coagulation and Specialty. We have marketed a veterinary coagulation and specialty analyzer under the name VetScan VSpro since January 2009.  The VetScan VSpro assists in the diagnosis and evaluation of suspected bleeding disorders, toxicity/poisoning, evaluation of disseminated intravascular coagulation, hepatic disease and in monitoring therapy and the progression of disease states.  The point-of-care coagulation and specialty analyzer is offered with a combination assay (PT/aPTT test cartridge) for canine and feline testing.  In December 2010, we introduced the VetScan VSpro Fibrinogen Test, to provide quantitative in-vitro determination of fibrinogen levels in equine platelet poor plasma from a citrated stabilized whole blood sample.  The VetScan VSpro Fibrinogen Test is designed for use with the VSpro coagulation and specialty analyzer.  We currently purchase the coagulation and specialty analyzers and related cartridges from Scandinavian Micro Biodevices APS of Farum, Denmark (“SMB”).  Additionally, in February 2011, we purchased a 15% equity ownership interest in SMB.  See the “Investment in Unconsolidated Affiliate” section in Critical Accounting Policies, Estimates and Judgments for additional information.

i-STAT.  We have marketed i-STAT instruments and related cartridges in the veterinary market since fiscal 2010.  The VetScan i-STAT 1 delivers blood gas, electrolyte, basic blood chemistry and hematology results in minutes from two drops of whole blood.  In May 2009, we entered into an exclusive agreement with Abbott Point of Care Inc. (“Abbott”), granting us the right to sell and distribute Abbott’s i-STAT® 1 handheld instrument and associated consumables for blood gas, electrolyte, basic blood chemistry and immunoassay testing in the animal health care market worldwide.  Our right to sell and distribute these products was initially non-exclusive, but became exclusive in all countries of the world, except for Japan, in November 2009.  Our rights in Japan remain non-exclusive for the term of the agreement.  The initial term of the agreement ends on December 31, 2014, and after this initial term, our agreement continues automatically for successive one-year periods unless terminated by either party.

Rapid Tests. In the veterinary market, we offer the following three VetScan Rapid Tests, which deliver easy to read results in approximately ten minutes, as described below.

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

•
VetScan Giardia Rapid Test:  In May 2011, we introduced the VetScan Giardia Rapid Test, which detects giardiasis, a gastrointestinal infection caused by the protozoan parasite Giardia.  Symptoms of Giardia infection include diarrhea and weight loss and infection is also more common in younger pets.

Abaxis Veterinary Reference Laboratories.  During fiscal 2011, we began developing a full-service laboratory testing facility, Abaxis Veterinary Reference Laboratories (“AVRL”), which will be located in Olathe, Kansas.  AVRL will provide veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States.  AVRL will also focus on providing specialty and esoteric testing and analysis.  Additionally, in January 2011, we formed a strategic alliance with Kansas State University, K-State Veterinary Diagnostic Lab and a commercial affiliate of Kansas State University, the National Institute for Strategic Technology Acquisition and Commercialization, to enable AVRL to provide a full service commercial laboratory for veterinarians.

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors.  Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control, including but not limited to inventory or timing considerations by our distributors.  We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received.  Product sales in any quarter are generally dependent on orders booked and shipped in that quarter.  As a result, any such revenue shortfall would negatively affect our operating results and financial condition.  In addition, our sales may be adversely impacted by pricing pressure from competitors.  Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our Piccolo and VetScan products and to successfully compete with other competitors.  We believe that period to period comparisons of our results of operations are not necessarily meaningful indicators of future results.

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

We occasionally enter into multiple element revenue arrangements in which a customer may purchase a combination of instruments, consumables or extended maintenance agreements.  Additionally, we provide incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of our instruments.  Revenues from such sales are allocated separately to the instruments and incentives based on the relative selling price method.  Revenue allocated to each element is then recognized when the basic revenue recognition criteria, as described above, is met for each element.  Revenues allocated to incentives are deferred until the goods are shipped to the customer or are recognized ratably over the life of the maintenance contract.

We periodically offer trade-in programs to customers for trading in an existing instrument to purchase a new instrument and we will either provide incentives in the form of free goods or reduce the sales price of the instrument.  These incentives in the form of free goods are recorded based on the relative selling price method according to the policies described above.

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

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  As of June 30, 2011, we used Level 1 assumptions for our cash equivalents, which are traded in an active market.  The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active.  Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.  As of June 30, 2011, we did not have any Level 2 financial assets or liabilities measured at fair value on a recurring basis.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.  As of June 30, 2011, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date.  At June 30, 2011, our short-term investments totaled $16.7 million and our long-term investments totaled $47.1 million, which were classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliate.  In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”), for $2.8 million in cash.  We use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence.  Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value.  We eliminate all intercompany transactions in accounting for our equity method investments.  We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on the consolidated statements of income.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.  We did not recognize any impairment loss on investment in unconsolidated affiliate during the three months ended June 30, 2011.

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

As of June 30, 2011, our current portion of warranty reserves for instruments and reagent discs totaled $1.2 million and our non-current portion of warranty reserves for instruments totaled $275,000, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc.

Each quarter, we reevaluate our estimate of warranty reserves, including our assumptions.  During the three months ended June 30, 2011, we recorded an additional accrual to pre-existing warranties of $257,000, which increased our warranty reserves and our cost of revenues, based on both historical and projected product performance rates.

Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary.  If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.  We review the historical warranty cost trends and analyze the adequacy of the ending accrual balance of warranty reserves each quarter.  The determination of warranty reserves requires us to make estimates of the estimated product failure rate, expected costs to repair or replace the instruments and to replace defective reagent discs under warranty.  If actual repair or replacement costs of instruments or replacement costs of reagent discs differ significantly from our estimates, adjustments to cost of revenues may be required.  Additionally, if factors change and we revise our assumptions on the product failure rate of instruments or reagent discs, then our warranty reserves and cost of revenues could be materially impacted in the quarter of revision, as well as in following quarters.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes.  For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement.  Significant judgment is required to evaluate uncertain tax positions.  At June 30, 2011 and 2010, we had no uncertain tax positions.  Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.  During the three months ended June 30, 2011 and 2010, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of income, and at June 30, 2011 and 2010, we had no accrued interest or penalties.

Share-Based Compensation Expense.  We recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors.

There were no stock options granted since the beginning of fiscal 2007 and we did not grant stock options during the three months ended June 30, 2011.  For restricted stock units, share-based compensation expense is based on the fair value of our stock at the grant date and recognized net of an estimated forfeiture rate, over the requisite service period of the award.  As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

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

Share-based compensation expense resulted in a material impact on our earnings per share and on our condensed consolidated financial statements for fiscal 2011 and during the three months ended June 30, 2011.  The impact of share-based compensation expense on our condensed consolidated financial results is disclosed in Note 10, “Share-Based Compensation” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.  We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future.

RESULTS OF OPERATIONS

Abaxis develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.  We operate in two segments:  (i) the medical market and (ii) the veterinary market.  See “Segment Results” in this section for a detailed discussion.

Total Revenues

Revenues by Geographic Region and by Product Category.  Revenues by geographic region based on customer location and revenues by product category during the three months ended June 30, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
Revenues by Geographic Region	2011	2010	(Decrease)	Change
North America	$29,708	$27,789	$1,919	7%
Percentage of total revenues	83%	80%
Europe	5,182	5,627	(445)	(8)%
Percentage of total revenues	14%	16%
Asia Pacific and rest of the world	1,113	1,537	(424)	(28)%
Percentage of total revenues	3%	4%
Total revenues	$36,003	$34,953	$1,050	3%

	Three Months Ended
	June 30,		Change
			Increase/	Percent
Revenues by Product Category	2011	2010	(Decrease)	Change
Instruments(1)	$7,529	$7,325	$204	3%
Percentage of total revenues	21%	21%
Consumables(2)	26,707	25,318	1,389	5%
Percentage of total revenues	74%	73%
Other products	1,729	1,869	(140)	(7)%
Percentage of total revenues	5%	5%
Product sales, net	35,965	34,512	1,453	4%
Percentage of total revenues	100%	99%
Development and licensing revenue	38	441	(403)	(91)%
Percentage of total revenues	<1%	1%
Total revenues	$36,003	$34,953	$1,050	3%

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro coagulation and specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro coagulation and specialty cartridges, i-STAT cartridges and rapid tests.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

North America.  During the three months ended June 30, 2011, total revenues in North America increased by 7%, or $1.9 million, as compared to the three months ended June 30, 2010.  The change in total revenues in North America was primarily attributed to the following:

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America (excluding the U.S. government) increased by 13%, or $550,000, primarily due to (a) an increase in the sales volume of Piccolo chemistry analyzers to a distributor resulting from higher sales to end users and (b) an increase in the sales volume of medical reagent discs to a distributor resulting from higher sales to end users.

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs to the U.S. government increased by 59%, or $367,000, primarily due to an increase in the sales volume of medical reagent discs based on an increase in the needs for our products, which were not predictable.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs sales in North America increased by 4%, or $494,000, primarily due to an increase in the sales volume of veterinary reagent discs, resulting from an expanded installed base of our VetScan chemistry analyzers and higher average selling prices.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 22%, or $608,000, primarily due to an increase in the sales volume of VetScan hematology and hematology reagent kits.

•
Total sales from our VSpro coagulation and specialty analyzers and related consumables, i-STAT analyzers and related consumables and rapid tests in North America increased by 10%, or $422,000, primarily due to an increase in the sales volume of rapid tests.

•
Total revenues from development and licensing in North America decreased by 91%, or $403,000, primarily based on a licensees’ decreased use of our technology.  On June 28, 2010, we notified Cepheid that Cepheid breached its license agreement with us due to Cepheid’s discontinuation of license royalty payments.  On October 1, 2010, we informed Cepheid that the breach had not been cured, and we terminated the entire license, as to all or any Cepheid products.  For further information, see Note 9 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Europe.  During the three months ended June 30, 2011, total revenues in Europe decreased by 8%, or $445,000, as compared to the three months ended June 30, 2010.  The change in total revenues in Europe was primarily attributed to a net decrease in total revenues of VetScan chemistry analyzers and veterinary reagent disc sales by 8%, or $295,000, due to a decrease in revenues from veterinary reagent discs of 17%, or $518,000, partially offset by an increase in revenues from VetScan chemistry analyzers of 32%, or $223,000, which were both primarily due to the timing of inventory purchases by various distributors.

Asia Pacific and rest of the world.  During the three months ended June 30, 2011, total revenues in Asia Pacific and rest of the world decreased by 28%, or $424,000, as compared to the three months ended June 30, 2010, primarily attributed to a net decrease in revenues from veterinary instruments of 54%, or $369,000, resulting from higher sales volume of VetScan hematology instruments to a distributor in the first quarter of fiscal 2011.

Significant concentration.  One distributor in the United States, DVM Resources, accounted for 11% of our total worldwide revenues during the three months ended June 30, 2011.  There were no distributors or direct customers that accounted for 10% or more of our total worldwide revenues during the three months ended June 30, 2010.

Segment Results

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for the three months ended June 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended
	June 30,				Change
		Percent of		Percent of	Increase/	Percent
	2011	Revenues(1)	2010	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market	$7,156	100%	$6,438	100%	$718	11%
Percentage of total revenues	20%		18%
Veterinary Market	27,669	100%	26,818	100%	851	3%
Percentage of total revenues	77%		77%
Other(2)	1,178		1,697		(519)	(31)%
Percentage of total revenues	3%		5%
Total revenues	36,003		34,953		1,050	3%
Cost of revenues:
Medical Market	3,343	47%	2,969	46%	374	13%
Veterinary Market	12,404	45%	10,913	41%	1,491	14%
Other(2)	1,033		1,287		(254)	(20)%
Total cost of revenues	16,780		15,169		1,611	11%
Gross profit:
Medical Market	3,813	53%	3,469	54%	344	10%
Veterinary Market	15,265	55%	15,905	59%	(640)	(4)%
Other(2)	145		410		(265)	(65)%
Gross profit	$19,223		$19,784		$(561)	(3)%

(1)	The percentages reported are based on our revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended June 30, 2011, total revenues in the medical market increased by 11%, or $718,000, as compared to the three months ended June 30, 2010.  Total revenues from Piccolo chemistry analyzers increased by 12%, or $203,000, during the three months ended June 30, 2011, as compared to the same period in fiscal 2011, primarily in North America due to an increase in the sales volume to a distributor resulting from higher sales to end users.  Total revenues from medical reagent discs increased by 12%, or $547,000, during the three months ended June 30, 2011, as compared to the same period in fiscal 2011, primarily due to (a) an increase in the sales volume to a distributor in North America resulting from higher sales to end users and (b) an increase in the sales volume to the U.S. government based on an increase in the needs for our products, which were not predictable.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 10%, or $344,000, during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.  Gross profit percentages for the medical market segment during the three months ended June 30, 2011 and 2010 were 53% and 54%, respectively.  In absolute dollars, the increase in gross profit for the medical market segment was primarily due to (a) an increase in the sales volume of medical reagent discs during the three months ended June 30, 2011 and (b) higher average selling prices of Piccolo chemistry analyzers and medical reagent discs.  The net increase in gross profit was partially offset by higher manufacturing and repair costs on Piccolo chemistry analyzers during the three months ended June 30, 2011.  As a percentage, the decrease in gross margin was primarily due to higher manufacturing and repair costs on Piccolo chemistry analyzers.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended June 30, 2011, total revenues in the veterinary market increased by 3%, or $851,000, as compared to the three months ended June 30, 2010.  The change in total revenues from veterinary instruments was flat, as compared to the same period in fiscal 2011.  Veterinary instrument revenues decreased in Asia Pacific and rest of the world by 54%, or $369,000, resulting from higher sales volume of VetScan hematology instruments to a distributor in the first quarter of fiscal 2011, partially offset by (a) an increase in the sales volume of VetScan hematology instruments in North America and (b) an increase in revenues of VetScan chemistry analyzers in Europe, primarily due to the timing of inventory purchases by various distributors.

Total revenues from consumables in the veterinary market increased by 4%, or $842,000, during the three months ended June 30, 2011, as compared to the same period in fiscal 2011, primarily attributed to (a) an increase in the sales volume of veterinary reagent discs in North America, resulting from an expanded installed base of our VetScan chemistry analyzers and higher average selling prices, (b) an increase in the sales volume of hematology reagent kits in North America and (c) an increase in the sales volume of rapid tests in North America.  The increase in consumable revenues was partially offset by a decrease in revenues of veterinary reagent discs in Europe, primarily due to the timing of inventory purchases by various distributors.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment decreased by 4%, or $640,000, during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.  Gross profit percentages for the veterinary market segment during the three months ended June 30, 2011 and 2010 were 55% and 59%, respectively.  In absolute dollars, the decrease in gross profit for the veterinary market segment was primarily due to (a) an increase in freight costs to ship products, (b) higher manufacturing and repair costs on VetScan chemistry analyzers, (c) higher repair costs on hematology instruments and (d) higher costs on hematology instruments due to the Euro exchange rate.  The decrease in gross profit was partially offset by an increase in the sales volume of hematology reagent kits during the three months ended June 30, 2011.  As a percentage, the decrease in gross profit was primarily due to (a) an increase in freight costs to ship products and (b) higher costs on VetScan chemistry analyzers and hematology instruments.

Cost of Revenues

The following sets forth our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2011	2010	(Decrease)	Change
Cost of revenues	$16,780	$15,169	$1,611	11%
Percentage of total revenues	47%	43%

Cost of revenues includes material, costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The increase in cost of revenues, in absolute dollars, during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily due to (a) higher manufacturing and repair costs on chemistry analyzers, (b) higher repair costs on hematology instruments, (c) higher costs on hematology instruments due to the Euro exchange rate and (d) an increase in the sales volume of rapid tests.  As a percentage of total revenues, the increase in cost of revenues was primarily due to higher costs on chemistry analyzers and hematology instruments.

Gross Profit

The following sets forth our gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2011	2010	(Decrease)	Change
Total gross profit	$19,223	$19,784	$(561)	(3)%
Total gross margin	53%	57%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Gross profit during the three months ended June 30, 2011 decreased 3%, or $561,000, as compared to the three months ended June 30, 2010, primarily due to the following:  (a) an increase in freight costs to ship products, (b) higher manufacturing and repair costs on chemistry analyzers, (c) higher repair costs on hematology instruments and (d) higher costs on hematology instruments due to the Euro exchange rate.  The decrease in gross profit was partially offset by an increase in the sales volume of medical reagent discs and hematology reagent kits and higher average selling prices of Piccolo chemistry analyzers and medical reagent discs.  As a percentage, the decrease in gross margin was primarily due to (a) an increase in freight costs to ship products and (b) higher costs on chemistry analyzers and hematology instruments.

Research and Development

The following sets forth our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2011	2010	(Decrease)	Change
Research and development expenses	$3,454	$3,078	$376	12%
Percentage of total revenues	10%	9%

Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The increase in research and development expenses, in absolute dollars, during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily due to new product development and enhancement of existing products and clinical trials.  Research and development expenses are based on the project activities planned and the level of spending depends on budgeted expenditures.  The projects primarily relate to new product development in both the medical and veterinary markets and costs related to compliance with FDA regulations and clinical trials.  Share-based compensation expense during the three months ended June 30, 2011 and 2010 was $212,000 and $339,000, respectively.

We anticipate the absolute dollar amount of research and development expenses for fiscal 2012 to increase from fiscal 2011 but remain consistent as a percentage of total revenues, as we develop new products for both the medical and veterinary markets.  There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful or cost effective.

Sales and Marketing

The following sets forth our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2011	2010	(Decrease)	Change
Sales and marketing expenses	$9,152	$8,633	$519	6%
Percentage of total revenues	25%	25%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The increase in sales and marketing expenses, in absolute dollars, during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily due to personnel-related costs resulting from an increase in headcount to support the growth in our veterinary markets in North America and Europe.  Share-based compensation expense during the three months ended June 30, 2011 and 2010 was $498,000 and $494,000, respectively.

General and Administrative

The following sets forth our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2011	2010	(Decrease)	Change
General and administrative expenses	$3,419	$2,124	$1,295	61%
Percentage of total revenues	9%	6%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The increase in general and administrative expenses, in absolute dollars, during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily due to (a) an increase of $750,000 in legal expenses related to pursuing a patent infringement case (see Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further information) and compliance in an investigation by the United States Federal Trade Commission of a competitor and (b) an increase of $522,000 related to start-up costs to develop our full service commercial laboratory for veterinarians, AVRL.  Share-based compensation expense during the three months ended June 30, 2011 and 2010 was $215,000 and $156,000, respectively.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net, for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Change
			Increase/
	2011	2010	(Decrease)
Interest and other income (expense), net	$294	$(105)	$399

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income and loss of an unconsolidated affiliate.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The increase in interest and other income (expense), net, during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily attributed to net favorable foreign currency exchange rates during the three months ended June 30, 2011.

Income Tax Provision

The following sets forth our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,
	2011	2010
Income tax provision	$1,278	$2,264
Effective tax rate	37%	39%

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

During the three months ended June 30, 2011 and 2010, our income tax provision was $1.3 million, based on an effective tax rate of 37%, and $2.3 million, based on an effective tax rate of 39%, respectively.  The decrease in the effective tax rate during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, was primarily due to lower state tax expenses resulting from the change in California to a single factor apportionment and an increase in federal research and development tax credits during the three months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and short-term and long-term investments at June 30, 2011 and March 31, 2011 were as follows (in thousands, except percentages):

	June 30,	March 31,
	2011	2011
Cash and cash equivalents	$45,073	$43,471
Short-term investments	16,691	25,981
Long-term investments	47,129	36,237
Total cash, cash equivalents and investments	$108,893	$105,689
Percentage of total assets	57%	56%

Cash Flow Changes

Cash provided by (used in) the three months ended June 30, 2011 and 2010 were as follows (in thousands):

	Three Months Ended
	June 30,
	2011	2010
Net cash provided by operating activities	$7,193	$3,926
Net cash (used in) provided by investing activities	(4,487)	5,723
Net cash used in financing activities	(1,162)	(829)
Effect of exchange rate changes on cash and cash equivalents	58	(329)
Net increase in cash and cash equivalents	$1,602	$8,491

At June 30, 2011, we had net working capital of $97.5 million compared to $107.5 million at March 31, 2011.  Cash and cash equivalents at June 30, 2011 were $45.1 million compared to $43.5 million at March 31, 2011.  The increase in cash and cash equivalents during the three months ended June 30, 2011 was primarily due to net cash provided by operating activities of $7.2 million and proceeds from maturities and redemptions of investments of $11.3 million, partially offset by purchases of investments of $13.1 million, purchases of property and equipment of $2.6 million and payments made for tax withholdings related to net share settlements of restricted stock units of $1.8 million.

Operating Activities

During the three months ended June 30, 2011, we generated $7.2 million in cash from operating activities, compared to $3.9 million during the three months ended June 30, 2010.  The cash provided by operating activities during the three months ended June 30, 2011 was primarily the result of net income of $2.2 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $1.2 million and share-based compensation expense of $1.1 million, partially offset by a decrease of $435,000 related to excess tax benefits from share-based awards.

Other changes in operating activities during the three months ended June 30, 2011 were as follows:

(i) Receivables, net decreased by $1.5 million, from $27.9 million at March 31, 2011 to $26.4 million as of June 30, 2011, primarily due to lower sales during the quarter ended June 30, 2011.

(ii) Inventories decreased by $1.2 million, from $19.8 million at March 31, 2011 to $18.6 million as of June 30, 2011, primarily due to the timing of inventory purchases during the quarter ended March 31, 2011 to support future demand in fiscal 2012.

(iii) Prepaid expenses and other current assets increased by $358,000, from $3.5 million at March 31, 2011 to $3.9 million as of June 30, 2011, primarily due to an increase of prepaid expenses and other current assets during the three months ended June 30, 2011 due to the timing of payments, partially offset by the timing of income tax payments.

(iv) Accounts payable decreased by $396,000, from $6.2 million at March 31, 2011 to $5.8 million as of June 30, 2011, primarily due to the timing and payment of services and inventory purchases.

(v) Total warranty reserves increased by $248,000, resulting from an increase in the current portion of warranty reserves of $164,000, from $1.0 million at March 31, 2011 to $1.2 million as of June 30, 2011, and an increase in the non-current portion of warranty reserves of $84,000, from $191,000 at March 31, 2011 to $275,000 as of June 30, 2011.  The net change in warranty reserves is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs.  Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary.  If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

We anticipate that we will incur incremental additional costs to support our future operations, including further additional pre-clinical testing and clinical trials for our current and future products; research and design costs related to the continuing development of our current and future products; acquisition of capital equipment for our manufacturing facility and costs to develop our full-service laboratory testing facility, AVRL, to provide a full service commercial laboratory for veterinarians across the United States.  Furthermore, during the three months ended June 30, 2011, we incurred legal costs related to (a) a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties, and (b) compliance in an investigation by the United States Federal Trade Commission of a competitor.  In the future, we may continue to incur additional legal costs.

Investing Activities

Net cash used in investing activities during the three months ended June 30, 2011 totaled $4.5 million, compared to net cash provided by investing activities of $5.7 million during the three months ended June 30, 2010.  Changes in investing activities were as follows:

Investments.  Cash used to purchase investments in certificates of deposits, corporate bonds, municipal bonds and U.S. agency securities totaled $13.1 million during the three months ended June 30, 2011.  Cash provided by proceeds from maturities and redemptions of investments in certificates of deposits and municipal bonds totaled $11.3 million during the three months ended June 30, 2011.

Property and Equipment.  Cash used to purchase property and equipment totaled $2.6 million during the three months ended June 30, 2011, primarily to support (a) increased capacity requirements in our production line, (b) leasehold improvements on our principal facilities and (c) development of a full-service laboratory testing facility for AVRL in Olathe, Kansas.  We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business.

Financing Activities

Net cash used in financing activities during the three months ended June 30, 2011 totaled $1.2 million, primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $1.8 million, partially offset by proceeds from the exercise of stock options of $228,000 and excess tax benefits from share-based awards of $435,000.

Contractual Obligations

Purchase Commitments.  In October 2008, we entered into an OEM agreement with Scandinavian Micro Biodevices APS (“SMB”) of Denmark to purchase coagulation and specialty analyzers and related cartridges.  Effective January 2011, we amended and restated our OEM agreement, including the terms of our minimum purchase commitments.  Under the amended agreement, we committed to purchase a minimum number of coagulation and specialty analyzers and related cartridges on an annual basis during each calendar year 2011 through 2015.  Our purchase obligations in the future may be adjusted if our minimum purchase commitments are not met during a calendar year period.  At June 30, 2011, our total remaining outstanding commitment due is approximately $12.6 million.

In July 2010, we entered into a development and supply equipment agreement with Diatron MI PLC (“Diatron”) of Hungary to purchase Diatron hematology instruments.  Under the agreement, we committed to purchase a minimum number of hematology instruments on an annual basis during the calendar years 2010 and 2011.  At June 30, 2011, we have completed the outstanding purchase commitment in our agreement with Diatron.

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

Notes Payable.  Effective January 2011, we have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency will provide us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan bears interest at 5.0% and is payable quarterly.  As of June 30, 2011, our short-term and long-term notes payable balances were $85,000 and $725,000, respectively, and we recorded the short-term balance in other accrued liabilities on the condensed consolidated balance sheets.  The entire outstanding balance of the note shall be payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of June 30, 2011.

In accordance with the terms of the loan agreement, the Agency will provide Abaxis with an annual credit that can be applied against the accrued interest and outstanding principal balance on a quarterly basis.  The Agency determines the annual credit based on certain taxes paid by Abaxis to the City of Union City, California for a specified period, as defined in the loan agreement.  We anticipate that our annual credits from the Agency will be used to fully repay our notes payable due to the Agency.  We may carry forward unused quarterly credits to apply against our outstanding balance in a future period.  Credits applied to repay our notes payable and accrued interest are recorded in “Interest and other income (expense), net” on the condensed consolidated statements of income.

Contingencies

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of June 30, 2011, we had not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.  A claims construction hearing was held in June 2011 and the court has issued its claims construction order.  The parties must complete a mandatory mediation in August 2011.  A trial date has not been set.

We are involved from time to time in various litigation matters in the normal course of business.  Other than as described above, we believe that the ultimate resolution of these matters will not have a material effect on our consolidated financial position or results of operations.  There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933.  In addition, the Company identified no variable interests in any variable interest entities.

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

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments.  Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk.  At June 30, 2011, our short-term investments totaled $16.7 million, consisting of certificates of deposits, commercial paper, corporate bonds and municipal bonds and our long-term investments totaled $47.1 million, consisting of certificates of deposits, corporate bonds, municipal bonds and U.S. agency securities.

We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at June 30, 2011 until maturity and therefore, we believe we have no material exposure to interest rate risk.  A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at June 30, 2011 indicated that such market movement would not have a material effect on our business, operating results or financial condition.  We have not experienced any significant loss on our investment portfolio during fiscal 2011 or during the three months ended June 30, 2011.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments.  In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Accounting Standards Codification 815, “Derivatives and Hedging.”

Investment in a Privately Held Company

In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”), a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of our VetScan VSpro point-of-care coagulation and specialty analyzer since 2008.  The investment is recorded in “Investment in Unconsolidated Affiliate” in our condensed consolidated balance sheets and we use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence.  As of June 30, 2011, the total carrying amount of our investment in SMB was $2.7 million.  The investment is inherently risky and we could lose our entire investment in this company.  We have not recorded an impairment charge on this investment as of June 30, 2011 and during the three months ended June 30, 2011.

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

Abaxis Europe GmbH, our wholly-owned subsidiary since July 2008, markets, promotes and distributes diagnostic systems for medical and veterinary uses.  Abaxis Europe GmbH’s functional currency is in U.S. dollars.  Foreign currency denominated account balances of our subsidiary are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets.  Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency, resulted in foreign currency gains and losses, which were included in “Interest and other income (expense), net” on our consolidated statements of income.  For our sales denominated in foreign currencies, we are exposed to foreign currency exchange rate fluctuations on revenue and collection of receivables.  To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses.  Similarly, our cost of revenues and operating expenses will increase if the U.S. dollar weakens against the Euro currency.

Other than the foregoing, there have been no material changes in our market risk during the three months ended June 30, 2011 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Item 4T.  Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of June 30, 2011, we had not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.  A claims construction hearing was held in June 2011 and the court has issued its claims construction order.  The parties must complete a mandatory mediation in August 2011.  A trial date has not been set.

We are involved from time to time in various litigation matters in the normal course of business.  Other than as described above, we believe that the ultimate resolution of these matters will not have a material effect on our consolidated financial position or results of operations.  There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

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

In evaluating our business, you should carefully consider the following risks in addition to the other information in our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 as filed with the Securities and Exchange Commission on June 13, 2011.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  It is not possible to predict or identify all such factors and, therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

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

•
Blood Chemistry Analyzer Components:  Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of suppliers, including certain components from single source suppliers, Hamamatsu Corporation and UDT Sensors (a division of OSI Optoelectronics).  Our analyzers also use a printer that is primarily made by Seiko North America Corporation.  The loss of the supply of any of these components could force us to redesign our blood chemistry analyzers.

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

•
Reagent Chemicals:  We currently depend on the following single source vendors for some of the chemicals that we use to produce the dry reagent chemistry beads that are either inserted in our reagent discs or sold as stand-alone products:  Amano Enzyme USA Co., Ltd., Sekisui Diagnostics (formerly Genzyme Diagnostics), Kikkoman Corporation Biochemical Division, Microgenics Corporation, a division of Thermo Fisher Scientific, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., SA Scientific Co., Sigma Aldrich Inc. and Toyobo Specialties.

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

In the human medical market, we believe that our blood chemistry analyzers offer customers many advantages, including substantial improvements in practice efficiencies.  However, the implementation of point-of-care diagnostics in physicians’ offices involves changes to current standard practices, such as using large clinical laboratories, and adopting our technology requires a shift in both the procedures and mindset of care providers.  The human medical market in particular is highly regulated, structured, difficult to penetrate and often slow to adopt new product offerings.  If we are unable to convince large numbers of medical clinics, hospitals and other point-of-care environments of the benefits of our Piccolo blood chemistry analyzers and our other products, we will suffer lost sales and could fail to achieve anticipated revenue.

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

As of June 30, 2011, 54 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 31 patents have been issued and 26 patents are currently active.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Patent infringement lawsuits are expensive and time-consuming.  We believe the cost of this litigation could have a material adverse effect on our business, our consolidated financial position and results of operations.  As of June 30, 2011, we have not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.

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

We must continue to increase our sales, marketing and distribution efforts in the human diagnostic market or our business will not grow.

The human diagnostic market is fragmented, heavily regulated and constantly changing.  Our limited sales, marketing and distribution capabilities are continually challenged to translate these changes into compelling value propositions for our prospective customers.  Accordingly, we cannot assure you that:

•	we will be able to maintain consistent growth through our key distributors in the human diagnostic market;

•	the costs associated with sales, marketing and distributing our products will not be excessive; or

•	government regulations or private insurer policies will not adversely affect our ability to be successful.

Should we fail to effectively develop our sales, marketing and distribution efforts and navigate regulatory challenges, our growth will be limited and our results of operations will be adversely affected.

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

In the United States medical market, we depend on a few distributors for our Piccolo products.  We entered into formal distribution agreements with the following distributors to sell and market Piccolo chemistry analyzers and medical reagent discs:  Cardinal Health, Henry Schein’s Medical Group, McKesson Medical-Surgical Inc. and PSS World Medical, Inc.  We depend on these distributors to assist us in promoting market acceptance of our Piccolo chemistry analyzers.  The loss of any of these distributors would have a material negative impact on our operating results and financial condition.

Internationally, we rely on only a few distributors for our products in both the medical and veterinary diagnostic markets.  We currently rely on distributors that carry either our medical or veterinary products in the following countries:  Afghanistan, Australia, Austria, Belgium, Canada, Czech Republic, Denmark, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Korea, Macao, the Netherlands, New Zealand, the Philippines, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates, the United Kingdom and the United States.  Our distributors in each of these countries are responsible for obtaining the necessary approvals to sell our new and existing products.  These distributors may not be successful in obtaining proper approvals for our new and existing products in their respective countries, and they may not be successful in marketing our products.  Furthermore, an inability of, or any delays by, our distributor in receiving the necessary approvals for our new or other products can adversely impact our revenues in a country.  We plan to continue to enter into additional distributor relationships to expand our international distribution base and presence.  However, we may not be successful in entering into additional distributor relationships on favorable terms, or at all.  In addition, our distributors may terminate their relationship with us at any time.  Historically, we have experienced a high degree of turnover among our international distributors.  This turnover makes it difficult for us to establish a steady distribution network overseas.  Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally, and our business and financial condition may be harmed as a result.

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

Our principal competitors in the human diagnostic market are Alere (formerly Inverness Medical Technologies), Alfa Wassermann S.P.A., i-STAT Corporation (which was purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.), and F. Hoffmann-La Roche Ltd..  Many of our competitors in the human diagnostic market have significantly larger product lines to offer and greater financial and other resources than we do.  In particular, many of these competitors have large sales forces and well-established distribution channels and brand names.  Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation.  Idexx has a larger veterinary product line and sales force than we do and a well-established distribution network and brand name.  Consequently, we must develop our distribution channels and significantly expand our direct sales force in order to compete more effectively in these markets.

Since fiscal 2011, we began developing a full-service laboratory testing facility, Abaxis Veterinary Reference Laboratories (“AVRL”), which will be located in Olathe, Kansas.  AVRL will provide veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States.  AVRL will also focus on providing specialty and esoteric testing and analysis.  Additionally, in January 2011, we formed a strategic alliance with Kansas State University, K-State Veterinary Diagnostic Lab, and a commercial affiliate of Kansas State University, the National Institute for Strategic Technology Acquisition and Commercialization, to enable AVRL to provide a full service commercial laboratory for veterinarians.  We will incur significant expenses in connection with this strategic alliance and may incur additional significant expenses in exploring other future opportunities, for which the outcome is uncertain.  Pursuing these and other strategic opportunities could distract our management, or divert or expend our limited capital and other resources, which could adversely impact our operating results and financial condition in the future.

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

As of June 30, 2011, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 26 reagent tests that we have on 15 reagent discs.  We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures.  These new test products are crucial for our continued success in the human medical market.  If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States until we provide additional information to the FDA and gain premarket clearance.  The inability to market a new product during this time could harm our future sales.

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

•
International Organization for Standardization (“ISO”):  In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards.  In December 2003, we received ISO 13485 Quality System certification as required by the 2003 European In Vitro Device Directive.  This certified our quality system specifically to medical devices.  In September 2005, we received the Canadian Medical Device Conformity Assessment System stamp on our ISO 13485 certificate to signify compliance with Health Canada regulations.  In October 2009, we received our recertification to the ISO 13485:2003 Quality System Standard for medical devices.  In May 2011, we received our recertification to the ISO 13485 Quality System Standard for medical devices.

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

In accordance with Accounting Standards Codification 718, “Compensation-Stock Compensation,” issued by the Financial Accounting Standards Board, we measure all share-based payments to employees using a fair-value-based method and we record such expense in our results of operations.  The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.  Such value is recognized as an expense, net of an estimated forfeiture rate, over the corresponding requisite service period.  Since fiscal 2007, we have granted restricted stock unit awards annually to employees based on the following time-based vesting schedule over a four-year period:  five percent vesting after the first year; additional ten percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment.  Since we began granting restricted stock units as part of our share-based compensation program in fiscal 2007, share-based compensation expense related to restricted stock units had a material impact on our earnings per share and on our consolidated financial statements and we expect that it will continue to adversely impact our reported results of operations, particularly in the fourth year of vesting for the restricted stock unit awarded to employees.  As of June 30, 2011, our unrecognized compensation expense related to restricted stock unit awards granted to employees and directors to date totaled $20.4 million, which is expected to be recognized over a weighted average service period of 2.50 years.

We may inadvertently design or produce defective products, which may subject us to significant warranty liabilities or product liability claims.  We may have insufficient product liability insurance to pay material uninsured claims.

Our business exposes us to potential warranty and product liability risks that are inherent in the design, testing, manufacturing and marketing of human and veterinary medical products.  Although we have established procedures for quality control on both the raw materials that we receive from suppliers as well as the design and manufacturing of our products, these procedures may prove inadequate to detect a design or manufacturing defect.  In addition, our Piccolo and VetScan chemistry analyzers may be unable to detect all errors that could result in the misdiagnosis of human or veterinary patients.

We may be subject to substantial claims for defective products under our warranty policy or product liability laws.  In addition, our policy is to credit medical providers for any defective product that we produce, including those reagent discs that are rejected by our Piccolo and VetScan chemistry analyzers.  Therefore, even if a mass defect within a lot or lots of reagent discs were detected by our Piccolo and VetScan chemistry analyzers, the replacement of such reagent discs free of charge would be costly and could materially harm our financial condition.  Further, in the event that a product defect is not detected in our Piccolo chemistry analyzer, our relatively recent expansion into the human medical market greatly increases the risk that the amount of damages involved with just one product defect would be material to our operations.  Our product liability insurance and cash may be insufficient to cover potential liabilities.  In addition, in the future the coverage that we require may be unavailable on commercially reasonable terms, if at all.  Even with our current insurance coverage, a mass product defect, product liability claim or recall could subject us to claims above the amount of our coverage and would materially adversely affect our business and our financial condition.

We may experience manufacturing problems related to our instruments, which could materially and adversely affect our revenues and business.

We manufacture our blood chemistry analyzers at our manufacturing facility in Union City, California.  Should we experience problems related to the manufacture of our blood chemistry analyzer, we could fail to achieve anticipated revenue or we may incur an additional increase in our cost of revenue.  These problems may include manufacturing defects and product failures, defects in raw materials acquired from our suppliers, delays in receipt of raw materials from our suppliers, increases in raw materials costs and labor disturbances.  For example, we experienced a higher rate of blood chemistry analzyer failures in fiscal 2008.  Although we began experiencing a decrease in the estimated product failure rates on our instruments since we began taking steps to resolve these manufacturing problems, there can be no assurance that our efforts to resolve these manufacturing difficulties will continue to prove to be successful or that similar problems will not arise in the future.  If we are unable to prevent similar problems from occurring in the future, we may not be able to manufacture sufficient quantities to meet anticipated demand and, therefore, will not be able to effectively market and sell our blood chemistry analyzers or other instruments that we market and sell; accordingly, our revenue and business would be materially adversely affected.

Fluctuations in foreign exchange rates and the possible lack of financial stability in foreign countries could prevent overseas sales growth.

For our international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets.  For our sales denominated in foreign currencies, we are subject to fluctuations in exchange rates between the U.S. dollar and the particular foreign currency.  Our operating results could also be adversely affected by the seasonality of international sales and the economic conditions of our overseas markets.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future.  During the quarter ended June 30, 2011, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $27.25 to $31.44 per share and the closing sale price on June 30, 2011, was $27.25 per share.  During the last eight fiscal quarters ended June 30, 2011, our stock price closed at a high of $31.44 per share on May 19, 2011 and a low of $17.74 per share on July 19, 2010.  Many factors may affect the market price of our common stock, including:

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
101#
The following materials from Abaxis’ Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language):  (i) unaudited Condensed Consolidated Statements of Income for the three months ended June 30, 2011 and 2010, (ii) unaudited Condensed Consolidated Balance Sheets as of June 30, 2011 and March 31, 2011, (iii) unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements for the three months ended June 30, 2011.

#
These exhibits are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Abaxis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.
(Registrant)

Date: August 9, 2011	By:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2011	By:	/s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)