Form 10-Q
period 2011-09-30
ABAXIS INC
filed 2011-11-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

or
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
Yes ☐      No ☒

As of November 4, 2011, there were 21,677,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q
For the Quarter Ended September 30, 2011

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenues	$40,025	$35,277	$76,028	$70,230
Cost of revenues	18,004	15,527	34,784	30,696
Gross profit	22,021	19,750	41,244	39,534
Operating expenses:
Research and development	3,008	3,296	6,462	6,374
Sales and marketing	9,335	8,408	18,487	17,041
General and administrative	4,495	2,652	7,914	4,776
Total operating expenses	16,838	14,356	32,863	28,191
Income from operations	5,183	5,394	8,381	11,343
Interest and other income (expense), net	56	757	350	652
Income before income tax provision	5,239	6,151	8,731	11,995
Income tax provision	1,918	2,402	3,196	4,666
Net income	$3,321	$3,749	$5,535	$7,329
Net income per share:
Basic net income per share	$0.15	$0.17	$0.25	$0.33
Diluted net income per share	$0.15	$0.17	$0.24	$0.32
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,290,000	22,317,000	22,484,000	22,264,000
Weighted average common shares outstanding - diluted	22,564,000	22,691,000	22,850,000	22,736,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2011	March 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$37,994	$43,471
Short-term investments	17,649	25,981
Receivables (net of allowances of $259 at September 30, 2011 and $320 at March 31, 2011)	27,490	27,880
Inventories	19,109	19,814
Prepaid expenses and other current assets	5,068	3,496
Net deferred tax assets, current	3,048	3,422
Total current assets	110,358	124,064
Long-term investments	29,099	36,237
Investment in unconsolidated affiliate	2,697	2,769
Property and equipment, net	22,913	19,637
Intangible assets, net	3,919	4,216
Net deferred tax assets, non-current	1,203	1,203
Other assets	111	134
Total assets	$170,300	$188,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,996	$6,173
Accrued payroll and related expenses	6,873	6,129
Accrued taxes	232	559
Other accrued liabilities	1,788	1,677
Deferred revenue	1,103	953
Warranty reserve	1,123	1,031
Total current liabilities	18,115	16,522
Non-current liabilities:
Deferred rent	530	416
Deferred revenue	2,105	1,737
Warranty reserve	313	191
Notes payable, less current portion	834	746
Total non-current liabilities	3,782	3,090
Total liabilities	21,897	19,612
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 21,653,000 and 22,587,000 shares issued and outstanding at September 30, 2011 and at March 31, 2011, respectively	106,262	132,042
Retained earnings	42,141	36,606
Total shareholders' equity	148,403	168,648
Total liabilities and shareholders' equity	$170,300	$188,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$5,535	$7,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,435	2,196
Investment premium amortization, net	503	191
Net loss on disposals of property and equipment	8	5
Net loss (gain) on foreign exchange translation	141	(233)
Share-based compensation expense	2,682	2,249
Excess tax benefits from share-based awards	(486)	(489)
Provision for deferred income taxes	374	476
Equity in net loss of unconsolidated affiliate	72	-
Changes in assets and liabilities:
Receivables, net	288	(1,016)
Inventories	41	716
Prepaid expenses and other current assets	(1,144)	(719)
Other assets	20	(27)
Accounts payable	839	(3,925)
Accrued payroll and related expenses	744	139
Accrued taxes	(316)	302
Other accrued liabilities	96	(39)
Deferred rent	114	165
Deferred revenue	518	133
Warranty reserve	214	(492)
Net cash provided by operating activities	12,678	6,961
Cash flows from investing activities:
Purchases of held-to-maturity investments	(18,174)	(35,438)
Proceeds from maturities and redemptions of held-to-maturity investments	33,141	43,933
Purchases of property and equipment	(4,777)	(1,725)
Net cash provided by investing activities	10,190	6,770
Cash flows from financing activities:
Proceeds from notes payable from municipal agency	147	-
Proceeds from the exercise of stock options	430	449
Tax withholdings related to net share settlements of restricted stock units	(2,019)	(1,969)
Repurchases of common stock	(27,328)	-
Excess tax benefits from share-based awards	486	489
Net cash used in financing activities	(28,284)	(1,031)
Effect of exchange rate changes on cash and cash equivalents	(61)	93
Net (decrease) increase in cash and cash equivalents	(5,477)	12,793
Cash and cash equivalents at beginning of period	43,471	27,857
Cash and cash equivalents at end of period	$37,994	$40,650
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$2,796	$3,759
Supplemental disclosure of non-cash flow information:
Transfers of equipment between inventory and property and equipment, net	$645	$417
Net change in capitalized share-based compensation	$(19)	$16
Common stock withheld for employee taxes in connection with share-based compensation	$2,019	$1,969
Repayment of notes payable by credits from municipal agency	$44	$-

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

Principles of Consolidation.  The accompanying unaudited condensed consolidated financial statements as of and for the three and six month periods ended September 30, 2011 include the accounts of Abaxis and our wholly-owned subsidiary, Abaxis Europe GmbH.  Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation.  We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods.  The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the three and six month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2012 or for any interim or future period.

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

Significant Accounting Policies.  The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011 filed with the SEC on June 13, 2011, and have not changed significantly as of September 30, 2011, except for the accounting standard on revenue recognition explained below.

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

These amendments are effective for the Company beginning on April 1, 2011 and we elected to apply the amendment prospectively to new or materially modified revenue arrangements after its effective date.  The adoption of this amendment did not have a material impact on our consolidated financial position, results of operations and cash flows for the three and six months ended September 30, 2011.

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

Presentation of Comprehensive Income:  In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” (Topic 220) - Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the currently available option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendment is effective for the Company beginning on April 1, 2012.  As this guidance relates to presentation only, the adoption of this guidance will not have any other effect on the Company’s financial statements.

Testing Goodwill for Impairment:  In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” (Topic 350) - Intangibles - Goodwill and Other (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment.  ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test.  Otherwise, the two-step goodwill impairment test is not required.  The amendment is effective for the Company beginning in fiscal 2013 and earlier adoption is permitted.  We are currently evaluating the impact of adopting the amendment on our consolidated financial position, results of operations or cash flows.

NOTE 3.  INVESTMENTS

The following table summarizes short-term and long-term investments by major security type (in thousands):

	September 30, 2011 Amortized Cost	March 31, 2011 Amortized Cost
Short-term investments
Held-to-maturity:
Certificates of deposits	$3,537	$11,834
Commercial paper	-	1,997
Corporate bonds	7,140	6,132
Municipal bonds	6,972	6,018
Total short-term investments in held-to-maturity	$17,649	$25,981
Long-term investments
Held-to-maturity:
Certificates of deposits	$250	$250
Corporate bonds	19,272	17,402
Municipal bonds	6,577	5,585
U.S. agency securities	3,000	13,000
Total long-term investments in held-to-maturity	$29,099	$36,237

For our short-term and long-term investments classified as held-to-maturity as of September 30, 2011, we had total gross unrecognized holding gains of $187,000 and total gross unrecognized losses of $354,000.  The amortized cost of our investments approximates their fair value.  As of September 30, 2011 and March 31, 2011, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity and we had no unrealized gain (loss) on investments.  Redemptions in accordance with the callable provisions of the U.S. agency securities during the three months ended September 30, 2011 and 2010, were $13.0 million and $18.1 million, respectively, and during the six months ended September 30, 2011 and 2010, were $13.0 million and $30.6 million, respectively.

The contractual maturities of short-term and long-term investments as of September 30, 2011 and March 31, 2011, are as follows (in thousands):

	September 30, 2011	March 31, 2011
Investments	Amortized Cost	Amortized Cost
Due in less than one year	$17,649	$25,981
Due in 1 to 4 years	29,099	36,237
Total investments	$46,748	$62,218

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of September 30, 2011 and March 31, 2011 (in thousands):

	As of September 30, 2011
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$352	$-	$-	$352
Total assets at fair value	$352	$-	$-	$352

	As of March 31, 2011
	Quoted Prices in		Significant
	Active Markets for	Significant Other	Unobservable
	Identical Assets	Observable Inputs	Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,415	$-	$-	$2,415
Total assets at fair value	$2,415	$-	$-	$2,415

Our Level 1 financial assets are cash equivalents, comprised of money market mutual funds, which are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash.  The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.  As of September 30, 2011 and March 31, 2011, we did not have any Level 2 or Level 3 financial assets or liabilities measured at fair value on a recurring basis.  During the three and six months ended September 30, 2011 and 2010, we did not have any Level 3 financial assets or liabilities on a recurring basis.

NOTE 5.  INVENTORIES

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market.  Components of inventories were as follows (in thousands):

	September 30, 2011	March 31, 2011
Raw materials	$9,095	$9,950
Work-in-process	2,282	2,323
Finished goods	7,732	7,541
Inventories	$19,109	$19,814

NOTE 6.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate consists of an investment in equity securities of Scandinavian Micro Biodevices APS (“SMB”).  In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash.  SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care coagulation and specialty analyzer since 2008.  Abaxis has had exclusive distribution rights for the analyzer and associated cartridges in North America since 2008.  Starting January 2011, Abaxis has non-exclusive rights in other areas of the world.  We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations.  During the three and six months ended September 30, 2011, we recorded our allocated portion of SMB’s net loss of $34,000 and $72,000, respectively.

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

During the six months ended September 30, 2011, we recorded an additional accrual to pre-existing warranties of $257,000, which increased our warranty reserves and our cost of revenues, based on both historical and projected product performance rates.  Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary.  If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

Reagent Discs.  We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated.  The warranty cost includes the replacement costs and freight of a defective reagent disc.  During the three and six months ended September 30, 2011, the provision for warranty expense related to replacement of defective reagent discs was $103,000 and $194,000, respectively.  The balance of accrued warranty reserve related to replacement of defective reagent discs at September 30, 2011 and 2010 was $539,000 and $329,000, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs.  However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three and six months ended September 30, 2011 and 2010 is summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$1,470	$1,014	$1,222	$1,343
Provision for warranty expense	270	285	613	410
Warranty costs incurred	(304)	(191)	(656)	(338)
Adjustment to pre-existing warranties	-	(257)	257	(564)
Balance at end of period	1,436	851	1,436	851
Non-current portion of warranty reserve	313	53	313	53
Current portion of warranty reserve	$1,123	$798	$1,123	$798

NOTE 8.  BORROWINGS

Notes Payable.  Effective January 2011, we have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan bears interest at 5.0% and is payable quarterly.  As of September 30, 2011, our short-term and long-term notes payable balances were $100,000 and $834,000, respectively, and we recorded the short-term balance in other accrued liabilities on the condensed consolidated balance sheets.  The entire outstanding balance of the note shall be payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of September 30, 2011.

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

NOTE 9.  COMMITMENTS AND CONTINGENCIES

Purchase Commitments.  In October 2008, we entered into an original equipment manufacturing (“OEM”) agreement with SMB of Denmark to purchase coagulation and specialty analyzers and related cartridges.  Effective January 2011, we amended and restated our OEM agreement, including the terms of our minimum purchase commitments.  Under the amended agreement, we committed to purchase a minimum number of coagulation and specialty analyzers and related cartridges on an annual basis during each calendar year 2011 through 2015.  Our purchase obligations in the future may be adjusted if our minimum purchase commitments are not met during a calendar year period.  At September 30, 2011, our total remaining outstanding commitment due is approximately $12.2 million.

In July 2010, we entered into a development and supply equipment agreement with Diatron MI PLC (“Diatron”) of Hungary to purchase Diatron hematology instruments.  Under the agreement, we committed to purchase a minimum number of hematology instruments on an annual basis during the calendar years 2010 and 2011.  During the first quarter of fiscal 2012 and as of September 30, 2011, we have completed the outstanding purchase commitment in our agreement with Diatron.

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

Litigation. On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of September 30, 2011, we had not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.  A claims construction hearing was held in June 2011 and the court has issued its claims construction order.   The case is ongoing.  A trial date has been set for September 24, 2012.

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

NOTE 10.  SHARE REPURCHASES

Share repurchase activity is as follows (in thousands, except share and average per share cost data):

	Three Months Ended	Six Months Ended
	September 30, 2011	September 30, 2011
Number of shares repurchased	1,168,000	1,168,000
Total cost	$27,328	$27,328
Average per share cost including commissions	$23.41	$23.41

In August 2011, the Board of Directors authorized $40.0 million for share repurchases.  As of September 30, 2011, $12.7 million of share repurchases remain to be purchased.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.  Repurchased shares are retired.

NOTE 11.  SHARE-BASED COMPENSATION

In accordance with ASC 718, “Compensation-Stock Compensation,” we recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors.  The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units during the three and six months ended September 30, 2011 and 2010, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Cost of revenues	$316	$162	$511	$307
Research and development	203	150	415	489
Sales and marketing	429	280	927	774
General and administrative	614	523	829	679
Share-based compensation expense before income taxes	1,562	1,115	2,682	2,249
Income tax benefit	(544)	(419)	(933)	(851)
Total share-based compensation expense after income taxes	$1,018	$696	$1,749	$1,398
Net impact of share-based compensation on:
Basic net income per share	$0.05	$0.03	$0.08	$0.06
Diluted net income per share	$0.05	$0.03	$0.08	$0.06

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees.  Capitalized share-based compensation costs at September 30, 2011 and March 31, 2011 were $88,000 and $107,000, respectively, which were included in inventories on our condensed consolidated balance sheets.

Cash Flow Impact

The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards.  Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable.  Excess tax benefits classified as a financing cash inflow for the three months ended September 30, 2011 and 2010 were $51,000 and $80,000, respectively, and for the six months ended September 30, 2011 and 2010 were $486,000 and $489,000, respectively.

Equity Compensation Plans

Our share-based compensation plans are described below.

2005 Equity Incentive Plan.  Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended our 1998 Stock Option Plan.  The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants.  On October 27, 2010, our shareholders approved an amendment to the Equity Incentive Plan to (i) increase the aggregate number of shares of common stock reserved for issuance under the Equity Incentive Plan by 500,000 shares, (ii) clarify that we may continue to grant performance cash awards under the Equity Incentive Plan and (iii) reapprove the Internal Revenue Code Section 162(m) performance criteria and award limits of the Equity Incentive Plan to permit us to continue to grant awards to key officers that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code.  As of September 30, 2011, the Equity Incentive Plan provides for the issuance of a maximum of 5,886,000 shares, of which 346,000 shares of common stock were then available for future issuance.  Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the Equity Incentive Plan.

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

1992 Outside Directors’ Stock Option Plan.  Under our 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors.  Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant.  Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service.  The Directors Plan provided for the issuance of a maximum of 250,000 shares.  As of September 30, 2011, all outstanding options under the Directors Plan were fully vested and fully exercisable and no shares of common stock were available for future issuance because the time period for granting options expired in June 2002 in accordance with the terms of the Directors Plan.

Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Stock Options

Prior to April 1, 2006, we granted stock options to employees, with an exercise price equal to the closing market price of our common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment with the Company.  In addition, prior to April 1, 2006, we granted stock options to non-employee directors with an exercise price equal to the closing market price of our common stock on the date of grant and became exercisable over a period of one year based on monthly vesting terms, conditional on continuous service to the Company.  There were no stock options granted since the beginning of fiscal 2007 and we did not grant stock options during the six months ended September 30, 2011.  We have recognized compensation expense during the requisite service period of the stock option.  As of September 30, 2011, we had no unrecognized compensation expense related to stock options granted.

Stock Option Activity

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2011 and the changes during the six-month period then ended:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2011	406,000	$12.10
Granted	-	-
Exercised	(94,000)	4.57
Canceled or forfeited	(2,000)	5.31
Outstanding at September 30, 2011	310,000	$14.43	2.23	$2,626
Vested and expected to vest at September 30, 2011	310,000	$14.43	2.23	$2,626
Exercisable at September 30, 2011	310,000	$14.43	2.23	$2,626

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of September 30, 2011, that would have been received by the option holders had all option holders exercised their stock options as of that date.  Total intrinsic value of stock options exercised during the three months ended September 30, 2011 and 2010 was $994,000 and $241,000, respectively, and during the six months ended September 30, 2011 and 2010 was $1.9 million and $1.2 million, respectively.  Cash proceeds from stock options exercised during the three months ended September 30, 2011 and 2010 were $202,000 and $125,000, respectively, and during the six months ended September 30, 2011 and 2010 were $430,000 and $449,000, respectively.

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

The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.  Such value is recognized as an expense over the corresponding requisite service period.  The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited.  The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.  As of September 30, 2011, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $20.8 million, which is expected to be recognized over a weighted average service period of 2.41 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the six months ended September 30, 2011:

	Number of Shares	Weighted Average Grant Date Fair Value(1)
Unvested at March 31, 2011	940,000	$22.09
Granted	376,000	27.07
Vested(2)	(212,000)	21.47
Canceled or forfeited	(12,000)	24.43
Unvested at September 30, 2011	1,092,000	$23.90
____________________________________________________________________

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during the three months ended September 30, 2011 and 2010 was $533,000 and $1.1 million, respectively, and during the six months ended September 30, 2011 and 2010 was $5.9 million and $5.8 million, respectively.  The total grant date fair value of restricted stock units vested during the three months ended September 30, 2011 and 2010 was $506,000 and $1.3 million, respectively, and during the six months ended September 30, 2011 and 2010 was $4.5 million and $5.6 million, respectively.

NOTE 12.  NET INCOME PER SHARE

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Net income	$3,321	$3,749	$5,535	$7,329
Denominator:
Weighted average common shares outstanding - basic	22,290,000	22,317,000	22,484,000	22,264,000
Weighted average effect of dilutive securities:
Stock options	123,000	293,000	156,000	318,000
Restricted stock units	142,000	81,000	201,000	154,000
Warrants	9,000	-	9,000	-
Weighted average common shares outstanding - diluted	22,564,000	22,691,000	22,850,000	22,736,000
Net income per share:
Basic net income per share	$0.15	$0.17	$0.25	$0.33
Diluted net income per share	$0.15	$0.17	$0.24	$0.32

We excluded the following stock options from the computation of diluted weighted average shares outstanding because the exercise price of the stock options is greater than the average market price of our common stock during the period and, therefore, the inclusion of these stock options would be antidilutive to net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Weighted average number of shares underlying antidilutive stock options	-	159,000	-	-
Weighted average exercise price per share underlying antidilutive stock options	N/A	$21.65	N/A	N/A

We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Weighted average number of shares underlying antidilutive restricted stock units	264,000	536,000	219,000	275,000

NOTE 13.  INCOME TAXES

During the three months ended September 30, 2011 and 2010, our income tax provision was $1.9 million, based on an effective tax rate of 37%, and $2.4 million, based on an effective tax rate of 39%, respectively.  During the six months ended September 30, 2011 and 2010, our income tax provision was $3.2 million, based on an effective tax rate of 37%, and $4.7 million, based on an effective tax rate of 39%, respectively.  The decrease in the effective tax rate during the three and six months ended September 30, 2011, as compared to the three and six months ended September 30, 2010, was primarily due to lower state tax expenses resulting from the change in California to a single factor apportionment and an increase in federal research and development tax credits during the three and six months ended September 30, 2011.  The increase in the federal research and development tax credit is due to the extension of the federal credit which occurred after September 30, 2010.

We did not have any unrecognized tax benefits as of September 30, 2011 or September 30, 2010.  During the three and six months ended September 30, 2011 and 2010, we did not recognize any interest or penalties related to unrecognized tax benefits.

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

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for the three and six months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Medical Market	$7,333	$6,857	$14,489	$13,295
Veterinary Market	31,548	26,649	59,217	53,467
Other(1)	1,144	1,771	2,322	3,468
Total revenues	40,025	35,277	76,028	70,230
Cost of revenues:
Medical Market	3,323	3,237	6,666	6,206
Veterinary Market	13,017	11,143	25,421	22,056
Other(1)	1,664	1,147	2,697	2,434
Total cost of revenues	18,004	15,527	34,784	30,696
Gross profit:
Medical Market	4,010	3,620	7,823	7,089
Veterinary Market	18,531	15,506	33,796	31,411
Other(1)	(520)	624	(375)	1,034
Gross profit	$22,021	$19,750	$41,244	$39,534
____________________________________________________________________

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 15.  REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product category (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Revenues by Product Category	2011	2010	2011	2010
Instruments(1)	$8,756	$7,642	$16,285	$14,967
Consumables(2)	29,504	25,309	56,211	50,627
Other products	1,718	1,936	3,447	3,805
Product sales, net	39,978	34,887	75,943	69,399
Development and licensing revenue	47	390	85	831
Total revenues	$40,025	$35,277	$76,028	$70,230
____________________________________________________________________

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro coagulation and specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro coagulation and specialty cartridges, i-STAT cartridges and rapid tests.

The following is a summary of revenues by geographic region based on customer location (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Revenues by Geographic Region	2011	2010	2011	2010
North America	$31,985	$29,528	$61,693	$57,317
Europe	6,628	4,703	11,810	10,330
Asia Pacific and rest of the world	1,412	1,046	2,525	2,583
Total revenues	$40,025	$35,277	$76,028	$70,230

Significant Concentrations

Revenues from significant customers as a percentage of total revenues were as follows:

		Three Months Ended September 30,		Six Months Ended September 30,
Distributor	Geographical Location	2011	2010	2011	2010
Walco International, Inc., d/b/a DVM Resources	United States	10%	10%	10%	<10%

At September 30, 2011, one distributor in the United States accounted for 14% of our total receivables balance.  At September 30, 2010, one distributor in the United States accounted for 12% of our total receivables balance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect our current views with respect to future events and financial performance.  In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might,” and similar expressions identify forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, in Part II, Item 1A of this report and in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), that could cause actual results to differ materially from historical results or those anticipated.  Such risks and uncertainties include, but are not limited to, the vulnerability of our manufacturing operations to potential interruptions and delays, fluctuations in our quarterly results of operations and difficulty in predicting future results, our dependence on certain sole or limited source suppliers, market acceptance of our products, the continuing development of our products and the Abaxis Veterinary Reference Laboratories, protection of Abaxis’ intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, development of our sales, marketing and distribution experience, our ability to attract, train and retain competent sales personnel, general market conditions, competition and other risks detailed under “Risk Factors” in this Quarterly Report on Form 10-Q.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We assume no obligation to update any forward-looking statements as circumstances change.

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

Abaxis Veterinary Reference Laboratories.  During fiscal 2011, we began developing a full-service laboratory testing facility, Abaxis Veterinary Reference Laboratories (“AVRL”) based in Olathe, Kansas.  In January 2011, we formed a strategic alliance with Kansas State University, K-State Veterinary Diagnostic Lab and a commercial affiliate of Kansas State University, the National Institute for Strategic Technology Acquisition and Commercialization, to enable AVRL to provide a full service commercial laboratory for veterinarians.  Starting October 2011, AVRL will provide veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States.  AVRL will also focus on providing specialty and esoteric testing and analysis.  This service complements Abaxis provision of a full suite of on-site laboratory instrumentation and rapid diagnostics for in hospital routine, critical care and emergency medicine laboratory needs.

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

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  As of September 30, 2011, we used Level 1 assumptions for our cash equivalents, which are traded in an active market.  The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active.  Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.  As of September 30, 2011, we did not have any Level 2 financial assets or liabilities measured at fair value on a recurring basis.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.  As of September 30, 2011, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date.  At September 30, 2011, our short-term investments totaled $17.6 million and our long-term investments totaled $29.1 million, which were classified as held-to-maturity and carried at amortized cost.

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

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.  We did not recognize any impairment loss on investment in unconsolidated affiliate during the three and six months ended September 30, 2011.

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

As of September 30, 2011, our current portion of warranty reserves for instruments and reagent discs totaled $1.1 million and our non-current portion of warranty reserves for instruments totaled $313,000, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc.

Each quarter, we reevaluate our estimate of warranty reserves, including our assumptions.  During the six months ended September 30, 2011, we recorded an additional accrual to pre-existing warranties of $257,000, which increased our warranty reserves and our cost of revenues, based on both historical and projected product performance rates.

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

Valuation of Long-Lived Assets.  We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate.  We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount.  If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values.  We did not recognize any impairment charges on long-lived assets during the three or six months ended September 30, 2011.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes.  For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement.  Significant judgment is required to evaluate uncertain tax positions.  At September 30, 2011 and 2010, we had no uncertain tax positions.  Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.  During the three and six months ended September 30, 2011 and 2010, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of income, and at September 30, 2011 and 2010, we had no accrued interest or penalties.

Share-Based Compensation Expense.  We recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors.

There were no stock options granted since the beginning of fiscal 2007 and we did not grant stock options during the six months ended September 30, 2011.  For restricted stock units, share-based compensation expense is based on the fair value of our stock at the grant date and recognized net of an estimated forfeiture rate, over the requisite service period of the award.  As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

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

Share-based compensation expense resulted in a material impact on our earnings per share and on our condensed consolidated financial statements for fiscal 2011 and during the three and six months ended September 30, 2011.  The impact of share-based compensation expense on our condensed consolidated financial results is disclosed in Note 11, “Share-Based Compensation” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.  We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future.

RESULTS OF OPERATIONS

Abaxis develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.  We operate in two segments:  (i) the medical market and (ii) the veterinary market.  See “Segment Results” in this section for a detailed discussion.

Total Revenues

Revenues by Geographic Region and by Product Category.  Revenues by geographic region based on customer location and revenues by product category during the three and six months ended September 30, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
Revenues by Geographic Region	2011	2010	Increase/ (Decrease)	Percent Change	2011	2010	Increase/ (Decrease)	Percent Change
North America	$31,985	$29,528	$2,457	8%	$61,693	$57,317	$4,376	8%
Percentage of total revenues	80%	84%			81%	82%
Europe	6,628	4,703	1,925	41%	11,810	10,330	1,480	14%
Percentage of total revenues	17%	13%			16%	15%
Asia Pacific and rest of the world	1,412	1,046	366	35%	2,525	2,583	(58)	(2)%
Percentage of total revenues	3%	3%			3%	3%
Total revenues	$40,025	$35,277	$4,748	13%	$76,028	$70,230	$5,798	8%

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
			Increase/	Percent			Increase/	Percent
Revenues by Product Category	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
Instruments(1)	$8,756	$7,642	$1,114	15%	$16,285	$14,967	$1,318	9%
Percentage of total revenues	22%	22%			21%	21%
Consumables(2)	29,504	25,309	4,195	17%	56,211	50,627	5,584	11%
Percentage of total revenues	74%	72%			74%	72%
Other products	1,718	1,936	(218)	(11)%	3,447	3,805	(358)	(9)%
Percentage of total revenues	4%	5%			5%	6%
Product sales, net	39,978	34,887	5,091	15%	75,943	69,399	6,544	9%
Percentage of total revenues	100%	99%			100%	99%
Development and licensing revenue	47	390	(343)	(88)%	85	831	(746)	(90)%
Percentage of total revenues	<1%	1%			<1%	1%
Total revenues	$40,025	$35,277	$4,748	13%	$76,028	$70,230	$5,798	8%
____________________________________________________________________

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro coagulation and specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro coagulation and specialty cartridges, i-STAT cartridges and rapid tests.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

North America.  During the three months ended September 30, 2011, total revenues in North America increased by 8%, or $2.5 million, as compared to the three months ended September 30, 2010.  The change in total revenues in North America was primarily attributed to the following:

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America (excluding sales to the U.S. government) increased by 8%, or $365,000, primarily due to an increase in the sales volume of medical reagent discs to two distributors resulting from higher sales to end users, partially offset by a decrease in the sales volume of Piccolo chemistry analyzers to distributors resulting from lower sales to end users.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs sales in North America increased by 9%, or $1.3 million, primarily due to (a) an increase in the sales volume of VetScan chemistry analyzers due in part to additional sales personnel and (b) an increase in the sales volume of veterinary reagent discs resulting from an expanded installed base of our VetScan chemistry analyzers.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 12%, or $385,000, primarily due to an increase in the sales volume of hematology reagent kits resulting from an expanded installed base of our VetScan hematology instruments.

•
Total sales from our VSpro coagulation and specialty analyzers and related consumables, i-STAT analyzers and related consumables and rapid tests in North America increased by 17%, or $824,000, primarily due to (a) an increase in the sales volume of i-STAT analyzers due in part to additional sales personnel and (b) an increase in the sales volume of rapid tests, which includes our Canine Heartworm Rapid Test, introduced in January 2009, Canine Parvovirus Rapid Test, introduced in March 2011 and VetScan Giardia Rapid Test, introduced in May 2011.

•
Total revenues from development and licensing in North America decreased by 88%, or $343,000, primarily based on a licensees’ discontinuation of license royalty payments.  On June 28, 2010, we notified Cepheid that Cepheid breached its license agreement with us due to Cepheid’s discontinuation of license royalty payments.  On October 1, 2010, we informed Cepheid that the breach had not been cured, and we terminated the entire license, as to all or any Cepheid products.  For further information, see Note 9 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Europe.  During the three months ended September 30, 2011, total revenues in Europe increased by 41%, or $1.9 million, as compared to the three months ended September 30, 2010, primarily attributed to an increase in revenues from veterinary reagent disc sales by 75%, or $1.8 million, due to the timing of inventory purchases by a distributor.

Asia Pacific and rest of the world.  During the three months ended September 30, 2011, total revenues in Asia Pacific and rest of the world increased by 35%, or $366,000, as compared to the three months ended September 30, 2010, primarily attributed to a net increase in revenues from veterinary instruments of 100%, or $228,000, resulting from an increase in the sales volume of VetScan chemistry analyzers and VetScan hematology instruments to a distributor.

Significant concentration.  One distributor in the United States, DVM Resources, accounted for 10% of our total worldwide revenues during both of the three months ended September 30, 2011 and 2010.

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010

North America.  During the six months ended September 30, 2011, total revenues in North America increased by 8%, or $4.4 million, as compared to the six months ended September 30, 2010.  The change in total revenues in North America was primarily attributed to the following:

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America (excluding sales to the U.S. government) increased by 11%, or $915,000, primarily due to an increase in the sales volume of medical reagent discs to two distributors resulting from higher sales to end users.

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs to the U.S. government increased by 33%, or $505,000, primarily due to an increase in the sales volume of medical reagent discs based on an increase in the needs for our products, which were not predictable.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs sales in North America increased by 6%, or $1.8 million, primarily due to (a) an increase in the sales volume of VetScan chemistry analyzers due in part to additional sales personnel and (b) an increase in the sales volume of veterinary reagent discs resulting from an expanded installed base of our VetScan chemistry analyzers and higher average selling prices.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 17%, or $993,000, primarily due to (a) an increase in the sales volume of VetScan hematology instruments due in part to additional sales personnel and (b) an increase in the sales volume of hematology reagent kits resulting from an expanded installed base of our VetScan hematology instruments.

•
Total sales from our VSpro coagulation and specialty analyzers and related consumables, i-STAT analyzers and related consumables and rapid tests in North America increased by 14%, or $1.2 million, primarily due to (a) an increase in the sales volume of i-STAT analyzers due in part to additional sales personnel and (b) an increase in the sales volume of rapid tests, which includes our Canine Heartworm Rapid Test, introduced in January 2009, Canine Parvovirus Rapid Test, introduced in March 2011 and VetScan Giardia Rapid Test, introduced in May 2011.

•
Total revenues from development and licensing in North America decreased by 90%, or $746,000, primarily based on a licensees’ discontinuation of license royalty payments.  On June 28, 2010, we notified Cepheid that Cepheid breached its license agreement with us due to Cepheid’s discontinuation of license royalty payments.  On October 1, 2010, we informed Cepheid that the breach had not been cured, and we terminated the entire license, as to all or any Cepheid products.  For further information, see Note 9 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Europe.  During the six months ended September 30, 2011, total revenues in Europe increased by 14%, or $1.5 million, as compared to the six months ended September 30, 2010, primarily attributed to an increase in revenues of veterinary reagent disc sales by 24%, or $1.3 million, due to the timing of inventory purchases by a distributor and higher Euro exchange rates during the first quarter of fiscal 2012.

Asia Pacific and rest of the world.  During the six months ended September 30, 2011, total revenues in Asia Pacific and rest of the world decreased by 2%, or $58,000, as compared to the six months ended September 30, 2010, primarily attributed to a net decrease in revenues from veterinary instruments of 16%, or $141,000, resulting from a decrease in the sales volume of i-STAT analyzers.

Significant concentration.  One distributor in the United States, DVM Resources, accounted for 10% of our total worldwide revenues during the six months ended September 30, 2011.  There were no distributors or direct customers that accounted for 10% or more of our total worldwide revenues during the six months ended September 30, 2010.

Segment Results

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for the three months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended September 30,				Change
	2011	Percent of Revenues(1)	2010	Percent of Revenues(1)	Increase/ (Decrease)	Percent Change
Revenues:
Medical Market	$7,333	100%	$6,857	100%	$476	7%
Percentage of total revenues	18%		19%
Veterinary Market	31,548	100%	26,649	100%	4,899	18%
Percentage of total revenues	79%		76%
Other(2)	1,144		1,771		(627)	(35)%
Percentage of total revenues	3%		5%
Total revenues	40,025		35,277		4,748	13%
Cost of revenues:
Medical Market	3,323	45%	3,237	47%	86	3%
Veterinary Market	13,017	41%	11,143	42%	1,874	17%
Other(2)	1,664		1,147		517	45%
Total cost of revenues	18,004		15,527		2,477	16%
Gross profit:
Medical Market	4,010	55%	3,620	53%	390	11%
Veterinary Market	18,531	59%	15,506	58%	3,025	20%
Other(2)	(520)		624		(1,144)	(183)%
Gross profit	$22,021		$19,750		$2,271	11%
____________________________________________________________________

(1)	The percentages reported are based on our revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended September 30, 2011, total revenues in the medical market increased by 7%, or $476,000, as compared to the three months ended September 30, 2010.  Total revenues from Piccolo chemistry analyzers decreased by 16%, or $336,000, during the three months ended September 30, 2011, as compared to the same period in fiscal 2011, primarily due to a decrease in the sales volume to distributors in North America and in Europe.  Total revenues from medical reagent discs increased by 17%, or $766,000, during the three months ended September 30, 2011, as compared to the same period in fiscal 2011, primarily due to an increase in the sales volume to two distributors in North America resulting from higher sales to end users.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 11%, or $390,000, during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.  Gross profit percentages for the medical market segment during the three months ended September 30, 2011 and 2010 were 55% and 53%, respectively.  In absolute dollars and as a percentage, the increase in gross profit for the medical market segment was primarily due to an increase in the sales volume of medical reagent discs during the three months ended September 30, 2011.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended September 30, 2011, total revenues in the veterinary market increased by 18%, or $4.9 million, as compared to the three months ended September 30, 2010.  Total revenues from veterinary instruments increased by 26%, or $1.5 million, during the three months ended September 30, 2011, as compared to the same period in fiscal 2011.  Veterinary instrument revenues increased in North America by 23%, or $982,000, primarily due to an increase in the sales volume of our VetScan chemistry analyzers and i-STAT analyzers, both due in part to additional sales personnel.  Veterinary instrument revenues increased in Asia Pacific and rest of the world by 100%, or $228,000, resulting from an increase in the sales volume of VetScan chemistry analyzers and VetScan hematology instruments to a distributor.

Total revenues from consumables in the veterinary market increased by 16%, or $3.4 million, during the three months ended September 30, 2011, as compared to the same period in fiscal 2011, primarily attributed to (a) an increase in the sales volume of veterinary reagent discs resulting from an expanded installed base of our VetScan chemistry analyzers in North America and due to the timing of inventory purchases by a distributor in Europe, (b) an increase in the sales volume of hematology reagent kits resulting from an expanded installed base of our VetScan hematology instruments in North America and (c) an increase in the sales volume of rapid tests in North America, which includes our Canine Heartworm Rapid Test, introduced in January 2009, Canine Parvovirus Rapid Test, introduced in March 2011 and VetScan Giardia Rapid Test, introduced in May 2011.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 20%, or $3.0 million, during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.  Gross profit percentages for the veterinary market segment during the three months ended September 30, 2011 and 2010 were 59% and 58%, respectively.  In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) an increase in the sales volume of VetScan chemistry analyzers, (b) an increase in the sales volume of veterinary reagent discs and (c) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution.

Other

Gross profit in our other category decreased by 183%, or $1.1 million, during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, primarily attributed to (a) a decrease in development and licensing revenue based on a licensees’ discontinuation of license royalty payments and (b) an increase in costs on materials and overhead allocations on facilities, both related to our instrument repair and support center, which are not allocated to a particular segment.

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for the six months ended September 30, 2011 and 2010 (in thousands, except percentages):

	Six Months Ended September 30,				Change
	2011	Percent of Revenues(1)	2010	Percent of Revenues(1)	Increase/ (Decrease)	Percent Change
Revenues:
Medical Market	$14,489	100%	$13,295	100%	$1,194	9%
Percentage of total revenues	19%		19%
Veterinary Market	59,217	100%	53,467	100%	5,750	11%
Percentage of total revenues	78%		76%
Other(2)	2,322		3,468		(1,146)	(33)%
Percentage of total revenues	3%		5%
Total revenues	76,028		70,230		5,798	8%
Cost of revenues:
Medical Market	6,666	46%	6,206	47%	460	7%
Veterinary Market	25,421	43%	22,056	41%	3,365	15%
Other(2)	2,697		2,434		263	11%
Total cost of revenues	34,784		30,696		4,088	13%
Gross profit:
Medical Market	7,823	54%	7,089	53%	734	10%
Veterinary Market	33,796	57%	31,411	59%	2,385	8%
Other(2)	(375)		1,034		(1,409)	(136)%
Gross profit	$41,244		$39,534		$1,710	4%
____________________________________________________________________

(1)	The percentages reported are based on our revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the six months ended September 30, 2011, total revenues in the medical market increased by 9%, or $1.2 million, as compared to the six months ended September 30, 2010.  Total revenues from Piccolo chemistry analyzers decreased by 3%, or $133,000, during the six months ended September 30, 2011, as compared to the same period in fiscal 2011, primarily due to a decrease in the sales volume to various distributors in Europe.  Total revenues from medical reagent discs increased by 15%, or $1.3 million, during the six months ended September 30, 2011, as compared to the same period in fiscal 2011, primarily due to an increase in the sales volume to two distributors in North America resulting from higher sales to end users and an increase in the sales volume to the U.S. government based on an increase in the needs for our products, which were not predictable.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 10%, or $734,000, during the six months ended September 30, 2011, as compared to the six months ended September 30, 2010.  Gross profit percentages for the medical market segment during the six months ended September 30, 2011 and 2010 were 54% and 53%, respectively.  In absolute dollars, the increase in gross profit for the medical market segment was primarily due to an increase in the sales volume of medical reagent discs during the six months ended September 30, 2011, partially offset by higher manufacturing and repair costs on Piccolo chemistry analyzers.  As a percentage, the increase in gross margin was primarily due to an increase in the sales volume of medical reagent discs.

Veterinary Market

Revenues for Veterinary Market Segment

During the six months ended September 30, 2011, total revenues in the veterinary market increased by 11%, or $5.8 million, as compared to the six months ended September 30, 2010.  Total revenues from veterinary instruments increased by 13%, or $1.5 million, as compared to the same period in fiscal 2011.  Veterinary instrument revenues increased (a) in North America by 15%, or $1.2 million, primarily due to an increase in the sales volume of VetScan chemistry analyzers, hematology instruments and i-STAT analyzers, due in part to additional sales personnel and (b) in Europe by 19%, or $378,000, primarily due to an increase in the sales volume of VetScan chemistry analyzers, due to the timing of inventory purchases by a distributor.  Veterinary instrument revenues decreased in Asia Pacific and rest of the world by 16%, or $141,000, resulting from a decrease in the sales volume of i-STAT analyzers.

Total revenues from consumables in the veterinary market increased by 10%, or $4.3 million, during the six months ended September 30, 2011, as compared to the same period in fiscal 2011, primarily attributed to (a) an increase in the sales volume of veterinary reagent discs resulting from an expanded installed base of our VetScan chemistry analyzers and higher average selling prices in North America and due to the timing of inventory purchases by a distributor in Europe and higher Euro exchange rates during the first quarter of fiscal 2012, (b) an increase in the sales volume of hematology reagent kits resulting from an expanded installed base of our VetScan hematology instruments in North America and (c) an increase in the sales volume of rapid tests in North America, which includes our Canine Heartworm Rapid Test, introduced in January 2009, Canine Parvovirus Rapid Test, introduced in March 2011 and VetScan Giardia Rapid Test, introduced in May 2011.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 8%, or $2.4 million, during the six months ended September 30, 2011, as compared to the six months ended September 30, 2010.  Gross profit percentages for the veterinary market segment during the six months ended September 30, 2011 and 2010 were 57% and 59%, respectively.  In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) an increase in the sales volume of veterinary reagent discs and hematology reagent kits and (b) higher average selling prices of veterinary reagent discs.  The increase was partially offset by higher manufacturing and repair costs on VetScan chemistry analyzers and VetScan hematology instruments.  As a percentage, the decrease in gross profit was primarily due to (a) an increase in freight costs to ship products and (b) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution.

Other

Gross profit in our other category decreased by 136%, or $1.4 million, during the six months ended September 30, 2011, as compared to the six months ended September 30, 2010, primarily attributed to (a) a decrease in development and licensing revenue based on a licensees’ discontinuation of license royalty payments, (b) an increase in deferred revenue related to extended maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products and (c) an increase in costs on materials and overhead allocations on facilities, both related to our instrument repair and support center, which are not allocated to a particular segment.

Cost of Revenues

The following sets forth our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2011	2010	Increase/ (Decrease)	Percent Change	2011	2010	Increase/ (Decrease)	Percent Change
Cost of revenues	$18,004	$15,527	$2,477	16%	$34,784	$30,696	$4,088	13%
Percentage of total revenues	45%	44%			46%	44%

Cost of revenues includes material, costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

Three and Six Months Ended September 30, 2011 Compared to Three and Six Months Ended September 30, 2010

The increase in cost of revenues, in absolute dollars, during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was primarily due to (a) an increase in the sales volume of medical and veterinary reagent discs, (b) an increase in the sales volume of OEM supplied products and (c) higher manufacturing and repair costs on instruments.

The increase in cost of revenues, in absolute dollars, during the six months ended September 30, 2011, as compared to the six months ended September 30, 2010, was primarily due to (a) an increase in the sales volume of medical and veterinary reagent discs, (b) an increase in the sales volume of OEM supplied products, (c) higher manufacturing and repair costs on instruments and (d) higher costs on VetScan hematology instruments due to the Euro exchange rate.

Gross Profit

The following sets forth our gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2011	2010	Increase/ (Decrease)	Percent Change	2011	2010	Increase/ (Decrease)	Percent Change
Total gross profit	$22,021	$19,750	$2,271	11%	$41,244	$39,534	$1,710	4%
Total gross margin	55%	56%			54%	56%

Three and Six Months Ended September 30, 2011 Compared to Three and Six Months Ended September 30, 2010

Gross profit during the three months ended September 30, 2011 increased 11%, or $2.3 million, as compared to the three months ended September 30, 2010, primarily due to the following:  (a) an increase in the sales volume of VetScan chemistry analyzers, (b) an increase in the sales volume of medical and veterinary reagent discs and (c) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution.  The increase was partially offset by (a) a decrease in development and licensing revenue based on a licensees’ discontinuation of license royalty payments and (b) an increase in costs on materials and overhead allocations on facilities, both related to our instrument repair and support center, which are not allocated to a particular segment.

Gross profit during the six months ended September 30, 2011 increased 4%, or $1.7 million, as compared to the six months ended September 30, 2010, primarily due to the following:  (a) an increase in the sales volume of medical and veterinary reagent discs, (b) an increase in the sales volume of hematology reagent kits and (c) higher average selling prices of veterinary reagent discs.  The increase was partially offset by (a) higher manufacturing and repair costs on instruments, (b) a decrease in development and licensing revenue based on a licensees’ discontinuation of license royalty payments, (c) an increase in deferred revenue related to extended maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products and (d) an increase in costs on materials and overhead allocations on facilities, both related to our instrument repair and support center, which are not allocated to a particular segment.  As a percentage, the decrease in gross profit was primarily due to (a) an increase in freight costs to ship products and (b) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution.

Research and Development

The following sets forth our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2011	2010	Increase/ (Decrease)	Percent Change	2011	2010	Increase/ (Decrease)	Percent Change
Research and development expenses	$3,008	$3,296	$(288)	(9)%	$6,462	$6,374	$88	1%
Percentage of total revenues	8%	9%			8%	9%

Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products.

Three and Six Months Ended September 30, 2011 Compared to Three and Six Months Ended September 30, 2010

The decrease in research and development expenses, in absolute dollars, during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was primarily due to lower expenses related to new product development and enhancement of existing products and clinical trials during the second quarter of fiscal 2012.  Research and development expenses are based on the project activities planned and the level of spending depends on budgeted expenditures.  The projects primarily relate to new product development in both the medical and veterinary markets and costs related to compliance with FDA regulations and clinical trials.  Share-based compensation expense during the three months ended September 30, 2011 and 2010 was $203,000 and $150,000, respectively, and during the six months ended September 30, 2011 and 2010 was $415,000 and $489,000, respectively.

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

Sales and Marketing

The following sets forth our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2011	2010	Increase/ (Decrease)	Percent Change	2011	2010	Increase/ (Decrease)	Percent Change
Sales and marketing expenses	$9,335	$8,408	$927	11%	$18,487	$17,041	$1,446	8%
Percentage of total revenues	23%	24%			24%	24%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

Three and Six Months Ended September 30, 2011 Compared to Three and Six Months Ended September 30, 2010

The increase in sales and marketing expenses, in absolute dollars, during the three and six months ended September 30, 2011, as compared to the three and six months ended September 30, 2010, was primarily due to personnel-related costs resulting from an increase in headcount to support the growth in our veterinary market in North America.  Share-based compensation expense during the three months ended September 30, 2011 and 2010 was $429,000 and $280,000, respectively, and during the six months ended September 30, 2011 and 2010 was $927,000 and $774,000, respectively.

General and Administrative

The following sets forth our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Change		Six Months Ended September 30,		Change
	2011	2010	Increase/ (Decrease)	Percent Change	2011	2010	Increase/ (Decrease)	Percent Change
General and administrative expenses	$4,495	$2,652	$1,843	69%	$7,914	$4,776	$3,138	66%
Percentage of total revenues	11%	8%			10%	7%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

Three and Six Months Ended September 30, 2011 Compared to Three and Six Months Ended September 30, 2010

The increase in general and administrative expenses, in absolute dollars, during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was primarily due to (a) an increase of $535,000 in legal expenses, primarily related to pursuing a patent infringement case (see Note 9, “Commitments and Contingencies,” of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q for further information) and compliance in an investigation by the United States Federal Trade Commission of a competitor and (b) an increase of $1.1 million related to start-up costs to develop our full service commercial laboratory for veterinarians, Abaxis Veterinary Reference Laboratories (“AVRL”).  Share-based compensation expense during the three months ended September 30, 2011 and 2010 was $614,000 and $523,000, respectively.

The increase in general and administrative expenses, in absolute dollars, during the six months ended September 30, 2011, as compared to the six months ended September 30, 2010, was primarily due to (a) an increase of $1.3 million in legal expenses, primarily related to pursuing a patent infringement case and compliance in an investigation by the United States Federal Trade Commission of a competitor and (b) an increase of $1.6 million related to start-up costs to develop AVRL.  Share-based compensation expense during the six months ended September 30, 2011 and 2010 was $829,000 and $679,000, respectively.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net, for the periods indicated (in thousands):

	Three Months Ended September 30,		Change	Six Months Ended September 30,		Change
	2011	2010	Increase/ (Decrease)	2011	2010	Increase/ (Decrease)
Interest and other income (expense), net	$56	$757	$(701)	$350	$652	$(302)

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income and loss of an unconsolidated affiliate.

Three and Six Months Ended September 30, 2011 Compared to Three and Six Months Ended September 30, 2010

The decrease in interest and other income (expense), net, during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, was primarily attributed to net unfavorable foreign currency exchange rates during the second quarter of fiscal 2012, partially offset by grant income awarded to set up AVRL during the three months ended September 30, 2011.

The decrease in interest and other income (expense), net, during the six months ended September 30, 2011, as compared to the six months ended September 30, 2010, was primarily attributed to net unfavorable foreign currency exchange rates during the second quarter of fiscal 2012.  The decrease was partially offset by (a) favorable foreign currency exchange rates during the first quarter of fiscal 2012 and (b) grant income awarded to set up AVRL during the three months ended September 30, 2011.

Income Tax Provision

The following sets forth our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Income tax provision	$1,918	$2,402	$3,196	$4,666
Effective tax rate	37%	39%	37%	39%

Three and Six Months Ended September 30, 2011 Compared to Three and Six Months Ended September 30, 2010

During the three months ended September 30, 2011 and 2010, our income tax provision was $1.9 million, based on an effective tax rate of 37%, and $2.4 million, based on an effective tax rate of 39%, respectively.  During the six months ended September 30, 2011 and 2010, our income tax provision was $3.2 million, based on an effective tax rate of 37%, and $4.7 million, based on an effective tax rate of 39%, respectively.  The decrease in the effective tax rate during the three and six months ended September 30, 2011, as compared to the three and six months ended September 30, 2010, was primarily due to lower state tax expenses resulting from the change in California to a single factor apportionment and an increase in federal research and development tax credits during the three and six months ended September 30, 2011.  The increase in the federal research and development tax credit is due to the extension of the federal credit which occurred after September 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and short-term and long-term investments at September 30, 2011 and March 31, 2011 were as follows (in thousands, except percentages):

	September 30, 2011	March 31, 2011
Cash and cash equivalents	$37,994	$43,471
Short-term investments	17,649	25,981
Long-term investments	29,099	36,237
Total cash, cash equivalents and investments	$84,742	$105,689
Percentage of total assets	50%	56%

Cash Flow Changes

Cash provided by (used in) the six months ended September 30, 2011 and 2010 were as follows (in thousands):

	Six Months Ended September 30,
	2011	2010
Net cash provided by operating activities	$12,678	$6,961
Net cash provided by investing activities	10,190	6,770
Net cash used in financing activities	(28,284)	(1,031)
Effect of exchange rate changes on cash and cash equivalents	(61)	93
Net (decrease) increase in cash and cash equivalents	$(5,477)	$12,793

At September 30, 2011, we had net working capital of $92.2 million compared to $107.5 million at March 31, 2011.  Cash and cash equivalents at September 30, 2011 were $38.0 million compared to $43.5 million at March 31, 2011.  The decrease in cash and cash equivalents during the six months ended September 30, 2011 was primarily due to purchases of investments of $18.2 million, purchases of property and equipment of $4.8 million, payments made for tax withholdings related to net share settlements of restricted stock units of $2.0 million and repurchases of common stock of $27.3 million, partially offset by net cash provided by operating activities of $12.7 million and proceeds from maturities and redemptions of investments of $33.1 million.

Operating Activities

During the six months ended September 30, 2011, we generated $12.7 million in cash from operating activities, compared to $7.0 million during the six months ended September 30, 2010.  The cash provided by operating activities during the six months ended September 30, 2011 was primarily the result of net income of $5.5 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $2.4 million and share-based compensation expense of $2.7 million, partially offset by a decrease of $486,000 related to excess tax benefits from share-based awards.

Other changes in operating activities during the six months ended September 30, 2011 were as follows:

(i) Receivables, net decreased by $390,000, from $27.9 million at March 31, 2011 to $27.5 million as of September 30, 2011, primarily due to higher receivables collections during the quarter ended September 30, 2011.

(ii) Inventories decreased by $705,000, from $19.8 million at March 31, 2011 to $19.1 million as of September 30, 2011, primarily due to the timing of inventory purchases during the quarter ended March 31, 2011 to support future demand in fiscal 2012.

(iii) Prepaid expenses and other current assets increased by $1.6 million, from $3.5 million at March 31, 2011 to $5.1 million as of September 30, 2011, primarily due to the timing of income tax payments during the quarter ended September 30, 2011.

(iv) Accounts payable increased by $823,000, from $6.2 million at March 31, 2011 to $7.0 million as of September 30, 2011, primarily due to the timing and payment of services and inventory purchases.

(v) Accrued payroll and related expenses increased by $744,000, from $6.1 million at March 31, 2011 to $6.9 million as of September 30, 2011, primarily due to an increase in accrued bonus as of September 30, 2011, which was based on the achievement of established quarterly net sales and quarterly pre-tax income goals during the quarter.

(vi) Total deferred revenue increased by $518,000, resulting from an increase in the current portion of deferred revenue of $150,000, from $953,000 at March 31, 2011 to $1.1 million as of September 30, 2011, and an increase in the non-current portion of deferred revenue of $368,000 from $1.7 million at March 31, 2011 to $2.1 million as of September 30, 2011.  The increase in balances are based on the relative selling price method of maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products, for which revenue is deferred and recognized ratably over the life of the maintenance contract.

(vii) Total warranty reserves increased by $214,000, resulting from an increase in the current portion of warranty reserves of $92,000, from $1.0 million at March 31, 2011 to $1.1 million as of September 30, 2011, and an increase in the non-current portion of warranty reserves of $122,000, from $191,000 at March 31, 2011 to $313,000 as of September 30, 2011.  The increase in warranty reserves is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs.  Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary.  If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

We anticipate that we will incur incremental additional costs to support our future operations, including further additional pre-clinical testing and clinical trials for our current and future products; research and design costs related to the continuing development of our current and future products; acquisition of capital equipment for our manufacturing facility and costs to develop our full service laboratory testing facility, AVRL, to provide a full service commercial laboratory for veterinarians across the United States.  Furthermore, during the three and six months ended September 30, 2011, we incurred legal costs related to (a) a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties, and (b) compliance in an investigation by the United States Federal Trade Commission of a competitor.  In the future, we may continue to incur additional legal costs.

Investing Activities

Net cash provided by investing activities during the six months ended September 30, 2011 totaled $10.2 million, compared to net cash provided by investing activities of $6.8 million during the six months ended September 30, 2010.  Changes in investing activities were as follows:

Investments.  Cash provided by proceeds from maturities and redemptions of investments in certificates of deposits, commercial paper, corporate bonds, municipal bonds and U.S. agency securities totaled $33.1 million during the six months ended September 30, 2011.  Cash used to purchase investments in certificates of deposits, corporate bonds, municipal bonds and U.S. agency securities totaled $18.2 million during the six months ended September 30, 2011.

Property and Equipment.  Cash used to purchase property and equipment totaled $4.8 million during the six months ended September 30, 2011, primarily to support (a) increased capacity requirements in our production line, (b) leasehold improvements on our principal facilities and (c) development of a full-service laboratory testing facility for AVRL in Olathe, Kansas.  We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business.

Financing Activities

Net cash used in financing activities during the six months ended September 30, 2011 totaled $28.3 million, primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $2.0 million and repurchases of common stock of $27.3 million, partially offset by proceeds from the exercise of stock options of $430,000 and excess tax benefits from share-based awards of $486,000.

Share Repurchases

In August 2011, the Board of Directors authorized $40.0 million for share repurchases.  As of September 30, 2011, $12.7 million of share repurchases remain to be purchased.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

During the six months ended September 30, 2011, we repurchased 1,168,000 shares for $27.3 million, including commissions, at an average price per share of $23.41.

Contractual Obligations

Purchase Commitments.  In October 2008, we entered into an OEM agreement with Scandinavian Micro Biodevices APS (“SMB”) of Denmark to purchase coagulation and specialty analyzers and related cartridges.  Effective January 2011, we amended and restated our OEM agreement, including the terms of our minimum purchase commitments.  Under the amended agreement, we committed to purchase a minimum number of coagulation and specialty analyzers and related cartridges on an annual basis during each calendar year 2011 through 2015.  Our purchase obligations in the future may be adjusted if our minimum purchase commitments are not met during a calendar year period.  At September 30, 2011, our total remaining outstanding commitment due is approximately $12.2 million.

In July 2010, we entered into a development and supply equipment agreement with Diatron MI PLC (“Diatron”) of Hungary to purchase Diatron hematology instruments.  Under the agreement, we committed to purchase a minimum number of hematology instruments on an annual basis during the calendar years 2010 and 2011.  During the first quarter of fiscal 2012 and as of September 30, 2011, we have completed the outstanding purchase commitment in our agreement with Diatron.

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

Notes Payable.  Effective January 2011, we have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan bears interest at 5.0% and is payable quarterly.  As of September 30, 2011, our short-term and long-term notes payable balances were $100,000 and $834,000, respectively, and we recorded the short-term balance in other accrued liabilities on the condensed consolidated balance sheets.  The entire outstanding balance of the note shall be payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of September 30, 2011.

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

Contingencies

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of September 30, 2011, we had not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.  A claims construction hearing was held in June 2011 and the court has issued its claims construction order.  The case is ongoing.  A trial date has been set for September 24, 2012.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933.  In addition, the Company identified no variable interests in any variable interest entities.

Financial Condition

We anticipate that our existing capital resources and anticipated revenues from the sales of our products will be adequate to satisfy our currently planned operating and financial requirements through at least the next 12 months.  Our future capital requirements will largely depend upon the increased market acceptance of our point-of-care blood analyzer products and of Abaxis Veterinary Reference Laboratories.  However, our sales for any future periods are not predictable with a significant degree of certainty.  Regardless, we may seek to raise additional funds to pursue strategic opportunities.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments.  Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk.  At September 30, 2011, our short-term investments totaled $17.6 million, consisting of certificates of deposits, corporate bonds and municipal bonds and our long-term investments totaled $29.1 million, consisting of certificates of deposits, corporate bonds, municipal bonds and U.S. agency securities.

We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at September 30, 2011 until maturity and therefore, we believe we have no material exposure to interest rate risk.  A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at September 30, 2011 indicated that such market movement would not have a material effect on our business, operating results or financial condition.  We have not experienced any significant loss on our investment portfolio during fiscal 2011 or during the six months ended September 30, 2011.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments.  In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Accounting Standards Codification 815, “Derivatives and Hedging.”

Investment in a Privately Held Company

In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”), a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of our VetScan VSpro point-of-care coagulation and specialty analyzer since 2008.  The investment is recorded in “Investment in Unconsolidated Affiliate” in our condensed consolidated balance sheets and we use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence.  As of September 30, 2011, the total carrying amount of our investment in SMB was $2.7 million.  The investment is inherently risky and we could lose our entire investment in this company.  We have not recorded an impairment charge on this investment as of September 30, 2011 or during the six months ended September 30, 2011.

Foreign Currency Rate Fluctuations

We operate primarily in the United States and a majority of our revenues, cost of revenues, operating expenses and capital purchasing activities are transacted in U.S. dollars.  However, we are exposed to foreign currency exchange rate fluctuations on the hematology products purchased from Diatron MI PLC, which are primarily denominated in Euros.

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

Other than the foregoing, there have been no material changes in our market risk during the three months ended September 30, 2011 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

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

Item 4T.	Controls and Procedures

Not applicable.

PART II - OTHER INFORMATION

Item1.	Legal Proceedings

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of September 30, 2011, we had not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.  A claims construction hearing was held in June 2011 and the court has issued its claims construction order.  The case is ongoing.  A trial date has been set for September 24, 2012.

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

Item1A.	Risk Factors

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

In the future, our periodic operating results may vary significantly depending on, but not limited to, a number of factors, including:

•	new product announcements made by us or our competitors;

•	changes in our pricing structures or the pricing structures of our competitors;

•	our ability to develop, introduce and market new products or services on a timely basis, or at all;

•	our manufacturing capacities and our ability to increase the scale of these capacities;

•	the mix of product sales between our instruments and our consumable products;

•	the amount we spend on research and development; and

•	changes in our strategy.

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

We would fail to achieve anticipated revenue if the market does not accept our products and services.

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

Since fiscal 2011, we began developing a full-service laboratory testing facility, Abaxis Veterinary Reference Laboratories (“AVRL”), based in Olathe, Kansas.  Starting October 2011, AVRL will provide veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States.  AVRL will also focus on providing specialty and esoteric testing and analysis.  We cannot be assured that AVRL or its services will be accepted by the veterinary market.  If we are unable to convince large numbers of veterinarians of the benefits of AVRL or otherwise fail to achieve market acceptance, our growth will be limited accordingly, which could harm our laboratory business and financial condition.

We rely on patents and other proprietary information, the loss of which would negatively affect our business.

As of September 30, 2011, 54 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 32 patents have been issued and 25 patents are currently active.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Patent infringement lawsuits are expensive and time-consuming.  We believe the cost of this litigation could have a material adverse effect on our business, our consolidated financial position and results of operations.  As of September 30, 2011, we have not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.

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

Since fiscal 2011, we began developing a full-service laboratory testing facility, AVRL, based in Olathe, Kansas.  Starting in October 2011, AVRL will provide veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States.  AVRL will also focus on providing specialty and esoteric testing and analysis.  Additionally, in January 2011, we formed a strategic alliance with Kansas State University, K-State Veterinary Diagnostic Lab, and a commercial affiliate of Kansas State University, the National Institute for Strategic Technology Acquisition and Commercialization, to enable AVRL to provide a full service commercial laboratory for veterinarians.  We will incur significant expenses in connection with this strategic alliance and may incur additional significant expenses in exploring other future opportunities, for which the outcome is uncertain.  Pursuing these and other strategic opportunities could distract our management, or divert or expend our limited capital and other resources, which could adversely impact our operating results and financial condition in the future.

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

As of September 30, 2011, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 26 reagent tests that we have on 15 reagent discs.  We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures.  These new test products are crucial for our continued success in the human medical market.  If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States until we provide additional information to the FDA and gain premarket clearance.  The inability to market a new product during this time could harm our future sales.

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

•
International Organization for Standardization (“ISO”):  In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards.  In December 2003, we received ISO 13485 Quality System certification as required by the 2003 European In Vitro Device Directive.  This certified our quality system specifically to medical devices.  In April 2005, we received the Canadian Medical Device Conformity Assessment System stamp on our ISO 13485 certificate to signify compliance with Health Canada regulations.  In October 2009, we received our recertification to the ISO 13485:2003 Quality System Standard for medical devices.  In May 2010 and May 2011, we were recommended for continued certification to ISO 13485:2003 by our current ISO registrar.

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

In accordance with Accounting Standards Codification 718, “Compensation-Stock Compensation,” issued by the Financial Accounting Standards Board, we measure all share-based payments to employees using a fair-value-based method and we record such expense in our results of operations.  The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.  Such value is recognized as an expense, net of an estimated forfeiture rate, over the corresponding requisite service period.  Since fiscal 2007, we have granted restricted stock unit awards annually to employees based on the following time-based vesting schedule over a four-year period:  five percent vesting after the first year; additional ten percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment.  Since we began granting restricted stock units as part of our share-based compensation program in fiscal 2007, share-based compensation expense related to restricted stock units had a material impact on our earnings per share and on our consolidated financial statements and we expect that it will continue to adversely impact our reported results of operations, particularly in the fourth year of vesting for the restricted stock unit awarded to employees.  As of September 30, 2011, our unrecognized compensation expense related to restricted stock unit awards granted to employees and directors to date totaled $20.8 million, which is expected to be recognized over a weighted average service period of 2.41 years.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future.  During the quarter ended September 30, 2011, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $19.99 to $30.24 per share and the closing sale price on September 30, 2011, was $22.91 per share.  During the last eight fiscal quarters ended September 30, 2011, our stock price closed at a high of $31.44 per share on May 19, 2011 and a low of $17.74 per share on July 19, 2010.  Many factors may affect the market price of our common stock, including:

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

The following table presents information with respect to purchases of common stock of Abaxis made during the three months ended September 30, 2011 by Abaxis, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (July 1, 2011 to July 31, 2011)	-	$-	-	$-
Month #2 (August 1, 2011 to August 31, 2011)	915,739	$23.08	915,739	$18,862,000
Month #3 (September 1, 2011 to September 30, 2011)	251,784	$24.59	251,784	$12,672,000
Total	1,167,523	$23.41	1,167,523

On August 5, 2011, our Board of Directors approved $40.0 million for share repurchases.  The share repurchase program was announced on August 8, 2011.  This authorization has no expiration date.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

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
101#
The following materials from Abaxis’ Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language):  (i) unaudited Condensed Consolidated Statements of Income for the three and six months ended September 30, 2011 and 2010, (ii) unaudited Condensed Consolidated Balance Sheets as of September 30, 2011 and March 31, 2011, (iii) unaudited Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

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

Date: November 9, 2011
	By:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2011
	By:	/s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)