Form 10-Q
period 2011-12-31
ABAXIS INC
filed 2012-02-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2011
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
Yes ☐    No ☒

As of February 6, 2012, there were 21,690,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q

For the Quarter Ended December 31, 2011

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenues	$37,850	$35,906	$113,878	$106,136
Cost of revenues	17,372	16,097	52,156	46,793
Gross profit	20,478	19,809	61,722	59,343
Operating expenses:
Research and development	2,634	2,947	9,096	9,321
Sales and marketing	9,927	8,208	28,414	25,249
General and administrative	3,280	2,820	11,194	7,596
Total operating expenses	15,841	13,975	48,704	42,166
Income from operations	4,637	5,834	13,018	17,177
Interest and other income (expense), net	(91)	46	259	698
Income before income tax provision	4,546	5,880	13,277	17,875
Income tax provision	1,696	2,045	4,892	6,711
Net income	$2,850	$3,835	$8,385	$11,164
Net income per share:
Basic net income per share	$0.13	$0.17	$0.38	$0.50
Diluted net income per share	$0.13	$0.17	$0.37	$0.49
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	21,672,000	22,398,000	22,213,000	22,309,000
Weighted average common shares outstanding - diluted	21,990,000	22,872,000	22,579,000	22,795,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	December 31,	March 31,
	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$35,368	$43,471
Short-term investments	22,366	25,981
Receivables (net of allowances of $254 at December 31, 2011 and $320 at March 31, 2011)	26,041	27,880
Inventories	19,852	19,814
Prepaid expenses and other current assets	5,600	3,496
Net deferred tax assets, current	3,166	3,422
Total current assets	112,393	124,064
Long-term investments	30,189	36,237
Investment in unconsolidated affiliate	2,668	2,769
Property and equipment, net	23,448	19,637
Intangible assets, net	4,148	4,216
Net deferred tax assets, non-current	1,080	1,203
Other assets	106	134
Total assets	$174,032	$188,260

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,245	$6,173
Accrued payroll and related expenses	5,747	6,129
Accrued taxes	-	559
Other accrued liabilities	2,072	1,677
Deferred revenue	1,138	953
Warranty reserve	1,123	1,031
Total current liabilities	16,325	16,522
Non-current liabilities:
Deferred rent	597	416
Deferred revenue	2,285	1,737
Warranty reserve	482	191
Notes payable, less current portion	808	746
Total non-current liabilities	4,172	3,090
Total liabilities	20,497	19,612
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 21,688,000 and 22,587,000 shares issued and outstanding at December 31, 2011 and at March 31, 2011, respectively	108,558	132,042
Retained earnings	44,991	36,606
Accumulated other comprehensive loss	(14)	-
Total shareholders' equity	153,535	168,648
Total liabilities and shareholders' equity	$174,032	$188,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$8,385	$11,164
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,725	3,326
Investment premium amortization, net	754	343
Net loss on disposals of property and equipment	10	5
Net loss (gain) on foreign exchange translation	402	(59)
Share-based compensation expense	4,194	3,547
Excess tax benefits from share-based awards	(717)	(1,908)
Provision for deferred income taxes	157	980
Equity in net loss of unconsolidated affiliate	101	-
Changes in assets and liabilities:
Receivables, net	1,703	(1,576)
Inventories	(1,100)	(1,250)
Prepaid expenses and other current assets	(1,142)	(1,983)
Other assets	21	(36)
Accounts payable	108	(1,804)
Accrued payroll and related expenses	(380)	(452)
Accrued taxes	(559)	294
Other accrued liabilities	380	152
Deferred rent	181	212
Deferred revenue	733	205
Warranty reserve	383	(476)
Net cash provided by operating activities	17,339	10,684
Cash flows from investing activities:
Purchases of available-for-sale investments	(8,268)	-
Purchases of held-to-maturity investments	(18,174)	(49,547)
Proceeds from maturities and redemptions of held-to-maturity investments	35,337	56,861
Purchases of property and equipment	(5,960)	(3,559)
Net cash provided by investing activities	2,935	3,755
Cash flows from financing activities:
Proceeds from notes payable from municipal agency	147	-
Proceeds from the exercise of stock options	576	1,288
Tax withholdings related to net share settlements of restricted stock units	(2,172)	(2,004)
Repurchases of common stock	(27,328)	-
Excess tax benefits from share-based awards	717	1,908
Net cash (used in) provided by financing activities	(28,060)	1,192
Effect of exchange rate changes on cash and cash equivalents	(317)	68
Net (decrease) increase in cash and cash equivalents	(8,103)	15,699
Cash and cash equivalents at beginning of period	43,471	27,857
Cash and cash equivalents at end of period	$35,368	$43,556
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$4,809	$5,849
Supplemental disclosure of non-cash flow information:
Change in unrealized loss on investments, net of tax	$(14)	$-
Transfers of equipment between inventory and property and equipment, net	$1,130	$746
Net change in capitalized share-based compensation	$68	$17
Common stock withheld for employee taxes in connection with share-based compensation	$2,172	$2,004
Repayment of notes payable by credits from municipal agency	$70	$-
Warrants issued for intangible assets	$388	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Abaxis, Inc. (“Abaxis,” the “Company” or “we”), incorporated in California in 1989, develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.  In October 2011, Abaxis began providing veterinary reference laboratory diagnostic and consulting services for veterinarians.

Abaxis Europe GmbH, our wholly-owned subsidiary in Darmstadt, Germany, markets, promotes and distributes diagnostic systems for medical and veterinary uses in the European market.

Principles of Consolidation.  The accompanying unaudited condensed consolidated financial statements as of and for the three and nine month periods ended December 31, 2011 include the accounts of Abaxis and our wholly-owned subsidiary, Abaxis Europe GmbH.  Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation.  We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods.  The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the three and nine month periods ended December 31, 2011 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2012 or for any interim or future period.

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

Significant Accounting Policies.  The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011 filed with the SEC on June 13, 2011, and have not changed significantly since such filing, except for the accounting standard on revenue recognition explained below.

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

These amendments became effective for the Company beginning on April 1, 2011 and we elected to apply the amendment prospectively to new or materially modified revenue arrangements after its effective date.  The adoption of this amendment did not have a material impact on our consolidated financial position, results of operations and cash flows for the three and nine months ended December 31, 2011.

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

Presentation of Comprehensive Income:  In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” (Topic 220) - Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the currently available option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendment will be effective for the Company beginning on April 1, 2012.  As this guidance relates to presentation only, the adoption of this guidance will not have any other effect on the Company’s financial statements.

Testing Goodwill for Impairment:  In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” (Topic 350) - Intangibles - Goodwill and Other (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment.  ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test.  Otherwise, the two-step goodwill impairment test is not required.  The amendment will be effective for the Company beginning on April 1, 2012 and earlier adoption is permitted.  We are currently evaluating the impact of adopting the amendment on our consolidated financial position, results of operations or cash flows.

NOTE 3.	INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity.  The following table summarizes available-for-sale and held-to-maturity investments as of December 31, 2011 and March 31, 2011 (in thousands):

	Available-for-Sale Investments
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2011	Cost	Gain	(Loss)	Value
Certificates of deposits	$1,245	$-	$(2)	$1,243
Corporate bonds	6,052	5	(15)	6,042
Municipal bonds	971	-	(5)	966
Total available-for-sale investments	$8,268	$5	$(22)	$8,251

	Held-to-Maturity Investments
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2011	Cost	Gain	(Loss)	Value
Certificates of deposits	$2,591	$-	$-	$2,591
Corporate bonds	25,231	113	(356)	24,988
Municipal bonds	13,482	77	(1)	13,558
U.S. agency securities	3,000	1	-	3,001
Total held-to-maturity investments	$44,304	$191	$(357)	$44,138

	Held-to-Maturity Investments
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
March 31, 2011	Cost	Gain	(Loss)	Value
Certificates of deposits	$12,084	$2	$-	$12,086
Commercial paper	1,997	-	-	1,997
Corporate bonds	23,534	74	(110)	23,498
Municipal bonds	11,603	31	(5)	11,629
U.S. agency securities	13,000	7	(73)	12,934
Total held-to-maturity investments	$62,218	$114	$(188)	$62,144

The amortized cost of our held-to-maturity investments approximates their fair value.  As of December 31, 2011 and March 31, 2011, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale.  As of December 31, 2011 and March 31, 2011, we had unrealized loss on available-for-sale investments, net of related income taxes of $14,000 and $0, respectively.  Redemptions of investments in accordance with the callable provisions during the three months ended December 31, 2011 and 2010, were $250,000 and $5.5 million, respectively, and during the nine months ended December 31, 2011 and 2010, were $13.3 million and $36.1 million, respectively.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of December 31, 2011 and March 31, 2011 (in thousands):

	December 31, 2011		December 31, 2011
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$675	$674	$21,692	$21,648
Due in 1 to 4 years	7,593	7,577	22,612	22,490
Total investments	$8,268	$8,251	$44,304	$44,138

	March 31, 2011
	Held-to-Maturity Investments
	Amortized Cost	Fair Value
Due in less than one year	$25,981	$25,988
Due in 1 to 4 years	36,237	36,156
Total investments	$62,218	$62,144

NOTE 4.	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of December 31, 2011 and March 31, 2011 (in thousands):

	As of December 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,202	$-	$-	$1,202
Available-for-sale investments:
Certificates of deposits	-	1,243	-	1,243
Corporate bonds	-	6,042	-	6,042
Municipal bonds	-	966	-	966
Total assets at fair value	$1,202	$8,251	$-	$9,453

	As of March 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,415	$-	$-	$2,415
Total assets at fair value	$2,415	$-	$-	$2,415

As of December 31, 2011 and March 31, 2011, our Level 1 financial assets are comprised of money market mutual funds.  Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash.  The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.

As of December 31, 2011, our Level 2 financial assets are comprised of certificates of deposits, corporate bonds and municipals bonds.  We review trading activity and pricing for these investments as of the measurement date.  When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers.  These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.  This approach results in the classification of these securities as Level 2 of the fair value hierarchy.

As of December 31, 2011 and March 31, 2011, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.  During the three and nine months ended December 31, 2011 and 2010, we did not have any Level 3 financial assets or liabilities on a recurring basis.

NOTE 5.	INVENTORIES

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market.  Components of inventories were as follows (in thousands):

	December 31,	March 31,
	2011	2011
Raw materials	$9,081	$9,950
Work-in-process	2,626	2,323
Finished goods	8,145	7,541
Inventories	$19,852	$19,814

NOTE 6.	INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate consists of an investment in equity securities of Scandinavian Micro Biodevices APS (“SMB”).  In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash.  SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care coagulation and specialty analyzer since 2008.  Abaxis has had exclusive distribution rights for the analyzer and associated cartridges in North America since 2008.  Starting January 2011, Abaxis has non-exclusive rights in other areas of the world.  We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations.  During the three and nine months ended December 31, 2011, we recorded our allocated portion of SMB’s net loss of $29,000 and $101,000, respectively.

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

During the nine months ended December 31, 2011, we recorded an additional accrual to pre-existing warranties of $257,000, which increased our warranty reserves and our cost of revenues, based on both historical and projected product performance rates.  Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary.  If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

Reagent Discs.  We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated.  The warranty cost includes the replacement costs and freight of a defective reagent disc.  During the three and nine months ended December 31, 2011, the provision for warranty expense related to replacement of defective reagent discs was $105,000 and $299,000, respectively.  The balance of accrued warranty reserve related to replacement of defective reagent discs at December 31, 2011 and 2010 was $460,000 and $401,000, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs.  However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three and nine months ended December 31, 2011 and 2010 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Balance at beginning of period	$1,436	$851	$1,222	$1,343
Provision for warranty expense	500	319	1,113	729
Warranty costs incurred	(331)	(153)	(987)	(491)
Adjustment to pre-existing warranties	-	(150)	257	(714)
Balance at end of period	1,605	867	1,605	867
Non-current portion of warranty reserve	482	95	482	95
Current portion of warranty reserve	$1,123	$772	$1,123	$772

NOTE 8.	BORROWINGS

Notes Payable.  Effective January 2011, we have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan bears interest at 5.0% and is payable quarterly.  As of December 31, 2011, our short-term and long-term notes payable balances were $100,000 and $808,000, respectively, and we recorded the short-term balance in other accrued liabilities on the condensed consolidated balance sheets.  The entire outstanding balance of the note shall be payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of December 31, 2011.

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

Purchase Commitments.  In October 2008, we entered into an original equipment manufacturing (“OEM”) agreement with SMB of Denmark to purchase coagulation and specialty analyzers and related cartridges.  Effective January 2011, we amended and restated our OEM agreement, including the terms of our minimum purchase commitments.  Under the amended agreement, we committed to purchase a minimum number of coagulation and specialty analyzers and related cartridges on an annual basis during each calendar year 2011 through 2015.  Our purchase obligations in the future may be adjusted if our minimum purchase commitments are not met during a calendar year period.  At December 31, 2011, our total remaining outstanding commitment due is approximately $11.5 million.

In December 2011, we executed a term sheet to enter into a development and supply equipment agreement with Diatron MI PLC (“Diatron”) of Hungary to purchase Diatron hematology instruments.  Under the terms of this agreement, we committed to purchase a minimum number of hematology instruments on an annual basis during each calendar year 2012 through 2014, which can be amended upon agreement by both parties.  At December 31, 2011, our outstanding commitment due is approximately $12.6 million.  The commitment amount is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end.  Since the exchange rate can fluctuate in the future, the commitment in absolute dollars will change accordingly.

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

Litigation. On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of December 31, 2011, we had not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.  A claims construction hearing was held in June 2011 and the court has issued its claims construction order.  The case is ongoing.  A trial date has been set for September 24, 2012.

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

NOTE 10.	SHARE REPURCHASES

Share repurchase activity is as follows (in thousands, except share and average per share cost data):

	Three Months Ended	Nine Months Ended
	December 31, 2011	December 31, 2011
Number of shares repurchased	-	1,168,000
Total cost	$-	$27,328
Average per share cost including commissions	$-	$23.41

In August 2011, the Board of Directors authorized the repurchase of up to an aggregate of $40.0 million of our common stock.  As of December 31, 2011, $12.7 million of share repurchases may yet be purchased under such authorization.  In January 2012, the Board of Directors approved a $15.0 million increase to its existing share repurchase program, to a total of $55.0 million.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.  Repurchased shares are retired.

NOTE 11.	SHARE-BASED COMPENSATION

In accordance with ASC 718, “Compensation-Stock Compensation,” we recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors.  The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units during the three and nine months ended December 31, 2011 and 2010, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Cost of revenues	$187	$168	$698	$475
Research and development	226	195	641	684
Sales and marketing	475	365	1,402	1,139
General and administrative	624	570	1,453	1,249
Share-based compensation expense before income taxes	1,512	1,298	4,194	3,547
Income tax benefit	(526)	(476)	(1,459)	(1,327)
Total share-based compensation expense after income taxes	$986	$822	$2,735	$2,220
Net impact of share-based compensation on:
Basic net income per share	$0.05	$0.04	$0.12	$0.10
Diluted net income per share	$0.04	$0.04	$0.12	$0.10

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees.  Capitalized share-based compensation costs at December 31, 2011 and March 31, 2011 were $175,000 and $107,000, respectively, which were included in inventories on our condensed consolidated balance sheets.

Cash Flow Impact

The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards.  Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable.  Excess tax benefits classified as a financing cash inflow for the three months ended December 31, 2011 and 2010 were $231,000 and $1.4 million, respectively, and for the nine months ended December 31, 2011 and 2010 were $717,000 and $1.9 million, respectively.

Equity Compensation Plans

Our share-based compensation plans are described below.

2005 Equity Incentive Plan.  Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended our 1998 Stock Option Plan.  The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants.  On October 27, 2010, our shareholders approved an amendment to the Equity Incentive Plan to (i) increase the aggregate number of shares of common stock reserved for issuance under the Equity Incentive Plan by 500,000 shares, (ii) clarify that we may continue to grant performance cash awards under the Equity Incentive Plan and (iii) reapprove the Internal Revenue Code Section 162(m) performance criteria and award limits of the Equity Incentive Plan to permit us to continue to grant awards to key officers that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code.  As of December 31, 2011, the Equity Incentive Plan provides for the issuance of a maximum of 5,886,000 shares, of which 296,000 shares of common stock were then available for future issuance.  Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the Equity Incentive Plan.

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

1992 Outside Directors’ Stock Option Plan.  Under our 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors.  Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant.  Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service.  The Directors Plan provided for the issuance of a maximum of 250,000 shares.  As of December 31, 2011, there were no stock options outstanding under the Directors Plan.  Additionally, no shares of common stock were available for future issuance because the time period for granting options expired in June 2002 in accordance with the terms of the Directors Plan.

Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Stock Options

Prior to April 1, 2006, we granted stock options to employees, with an exercise price equal to the closing market price of our common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment with the Company.  In addition, prior to April 1, 2006, we granted stock options to non-employee directors with an exercise price equal to the closing market price of our common stock on the date of grant and became exercisable over a period of one year based on monthly vesting terms, conditional on continuous service to the Company.  There were no stock options granted since the beginning of fiscal 2007 and we did not grant stock options during the nine months ended December 31, 2011.  We have recognized compensation expense during the requisite service period of the stock option.  As of December 31, 2011, we had no unrecognized compensation expense related to stock options granted.

Stock Option Activity

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2011 and the changes during the nine-month period then ended:

		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Life (Years)	(In thousands)
Outstanding at March 31, 2011	406,000	$12.10
Granted	-	-
Exercised	(113,000)	5.12
Canceled or forfeited	(2,000)	5.31
Outstanding at December 31, 2011	291,000	$14.84	2.00	$3,738
Vested and expected to vest at December 31, 2011	291,000	$14.84	2.00	$3,738
Exercisable at December 31, 2011	291,000	$14.84	2.00	$3,738

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of December 30, 2011, (the last trading day for the quarterly period ended December 31, 2011), that would have been received by the option holders had all option holders exercised their stock options as of that date.  Total intrinsic value of stock options exercised during the three months ended December 31, 2011 and 2010 was $370,000 and $3.9 million, respectively, and during the nine months ended December 31, 2011 and 2010 was $2.3 million and $5.0 million, respectively.  Cash proceeds from stock options exercised during the three months ended December 31, 2011 and 2010 were $146,000 and $839,000, respectively, and during the nine months ended December 31, 2011 and 2010 were $576,000 and $1.3 million, respectively.

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

From time to time, restricted stock unit awards granted to employees may be subject to accelerated vesting upon achieving certain performance-based milestones.  Additionally, the Compensation Committee of our Board of Directors (the “Compensation Committee”), in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of the restricted stock unit held by a participant upon such conditions and to such extent as determined by the Compensation Committee.  Our Board of Directors has adopted an executive change in control severance plan, which it may terminate or amend at any time, that provides that awards granted to executive officers will accelerate fully on a change of control.  The vesting of non-employee director awards granted under the Equity Incentive Plan automatically will also accelerate in full upon a change in control.

The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.  Such value is recognized as an expense over the corresponding requisite service period.  The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited.  The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.  As of December 31, 2011, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $20.8 million, which is expected to be recognized over a weighted average service period of 2.29 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the nine months ended December 31, 2011:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value(1)
Unvested at March 31, 2011	940,000	$22.09
Granted	436,000	27.25
Vested(2)	(234,000)	22.04
Canceled or forfeited	(16,000)	23.32
Unvested at December 31, 2011	1,126,000	$24.08
____________________________________________________________________

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during the three months ended December 31, 2011 and 2010 was $608,000 and $118,000, respectively, and during the nine months ended December 31, 2011 and 2010 was $6.5 million and $5.9 million, respectively.  The total grant date fair value of restricted stock units vested during the three months ended December 31, 2011 and 2010 was $598,000 and $129,000, respectively, and during the nine months ended December 31, 2011 and 2010 was $5.1 million and $5.7 million, respectively.

NOTE 12.	COMMON STOCK WARRANTS

At December 31, 2011, there were 30,000 warrants outstanding, of which 6,000 shares vested, to purchase common stock at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017.  At March 31, 2011, there were 10,000 warrants outstanding, of which 2,000 shares vested, to purchase common stock at a weighted average exercise price of $3.00 per share, expiring in January 2016.   The fair value of the warrants issued were determined using the Black-Scholes option-pricing model and are amortized over their estimated useful life, of approximately ten years, as an intangible asset.

In January 2011, we issued warrants to purchase 10,000 shares of Abaxis common stock to National Institute for Strategic Technology Acquisition and Commercialization (“NISTAC”) in connection with our Master Agreement with two entities affiliated with Kansas State University, NISTAC, and the Kansas State University Research Foundation (“KSURF”).  The exercise price of the warrants issued were $3.00 per share and vests at a rate of 20% annually from its issuance date and has a term of five years.  In October 2011, we issued additional warrants to NISTAC to purchase 20,000 shares of our common stock, pursuant to the Master Agreement.  These warrants were issued based on the date that Abaxis first receives samples from a paying customer, as described in our Master Technical Testing Services Agreement with the Kansas State University and K-State Diagnostic and Analytical Services Inc.  The exercise price of these warrants issued were $3.00 per share and vests at a rate of 20% annually from its issuance date and has a term of five years.

NOTE 13.	NET INCOME PER SHARE

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Numerator:
Net income	$2,850	$3,835	$8,385	$11,164
Denominator:
Weighted average common shares outstanding - basic	21,672,000	22,398,000	22,213,000	22,309,000
Weighted average effect of dilutive securities:
Stock options	107,000	297,000	139,000	312,000
Restricted stock units	185,000	177,000	212,000	174,000
Warrants	26,000	-	15,000	-
Weighted average common shares outstanding - diluted	21,990,000	22,872,000	22,579,000	22,795,000
Net income per share:
Basic net income per share	$0.13	$0.17	$0.38	$0.50
Diluted net income per share	$0.13	$0.17	$0.37	$0.49

Stock options are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options is greater than the average market price of our common stock during the period because the inclusion of these stock options would be antidilutive to net income per share.  During the three and nine months ended December 31, 2011 and 2010, there were no stock options excluded from the computation of diluted weighted average shares outstanding.

We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Weighted average number of shares underlying antidilutive restricted stock units	307,000	58,000	249,000	269,000

NOTE 14.	INCOME TAXES

During the three months ended December 31, 2011 and 2010, our income tax provision was $1.7 million, based on an effective tax rate of 37%, and $2.0 million, based on an effective tax rate of 35%, respectively.  The increase in the effective tax rate during the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was primarily due to tax benefits resulting from the retroactive extension of the federal research and development tax credit during the three months ended December 31, 2010, partially offset by an expense recognized during the three months ended December 31, 2010 as a result of a decrease in California deferred tax assets due to a change in tax law impacting California apportionment.

During the nine months ended December 31, 2011 and 2010, our income tax provision was $4.9 million, based on an effective tax rate of 37%, and $6.7 million, based on an effective tax rate of 38%, respectively.  The decrease in the effective tax rate during the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010, was primarily due to lower state tax expenses resulting from the change in California to a single factor apportionment.

We did not have any unrecognized tax benefits as of December 31, 2011 or December 31, 2010.  During the three and nine months ended December 31, 2011 and 2010, we did not recognize any interest or penalties related to unrecognized tax benefits.

NOTE 15.	COMPREHENSIVE INCOME

The following is a summary of comprehensive income for the three and nine months ended December 31, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net income	$2,850	$3,835	$8,385	$11,164
Other comprehensive loss:
Net change in unrealized loss on investments, net of tax	(14)	-	(14)	-
Comprehensive income	$2,836	$3,835	$8,371	$11,164

NOTE 16.	SEGMENT REPORTING INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Abaxis develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.  We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments.  We manage our business on the basis of the following two reportable segments:  (i) the medical market and (ii) the veterinary market, which are based on the products sold and services performed by market and customer group.  For the products that we manufacture and sell, each reportable segment has similar manufacturing processes, technology and shared infrastructures.  The accounting policies for segment reporting are the same as for the Company as a whole.  We do not segregate assets by segments since our chief operating decision maker, or decision making group, does not use assets as a basis to evaluate a segment’s performance.

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

Veterinary Market

In the veterinary market reportable segment, we serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories.  The products manufactured and sold in this segment primarily consist of VetScan chemistry analyzers and veterinary reagent discs.  We also sell OEM supplied products in this segment consisting of VetScan hematology instruments and related reagent kits, VetScan VSpro coagulation and specialty analyzers and related consumables, VetScan i-STAT analyzers and related VetScan i-STAT consumables and rapid tests.  During fiscal 2011, we began developing Abaxis Veterinary Reference Laboratories (“AVRL”), a full-service laboratory testing facility, based in Olathe, Kansas.  In October 2011, we began operating and providing veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States through AVRL.

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for the three and nine months ended December 31, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Revenues:
Medical Market	$8,147	$8,126	$22,636	$21,421
Veterinary Market	28,467	26,283	87,684	79,750
Other(1)	1,236	1,497	3,558	4,965
Total revenues	37,850	35,906	113,878	106,136
Cost of revenues:
Medical Market	3,514	3,721	10,180	9,927
Veterinary Market	12,472	11,153	37,893	33,209
Other(1)	1,386	1,223	4,083	3,657
Total cost of revenues	17,372	16,097	52,156	46,793
Gross profit:
Medical Market	4,633	4,405	12,456	11,494
Veterinary Market	15,995	15,130	49,791	46,541
Other(1)	(150)	274	(525)	1,308
Gross profit	$20,478	$19,809	$61,722	$59,343
____________________________________________________________________

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 17.	REVENUES BY PRODUCT AND SERVICE CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product and service category (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenues by Product and Service Category	2011	2010	2011	2010
Instruments(1)	$9,079	$9,289	$25,364	$24,256
Consumables(2)	26,808	24,509	83,019	75,136
Other products and services(3)	1,925	1,753	5,372	5,558
Product and service revenues, net	37,812	35,551	113,755	104,950
Development and licensing revenue	38	355	123	1,186
Total revenues	$37,850	$35,906	$113,878	$106,136
____________________________________________________________________

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro coagulation and specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro coagulation and specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

The following is a summary of revenues by geographic region based on customer location (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenues by Geographic Region	2011	2010	2011	2010
North America	$31,847	$30,068	$93,540	$87,385
Europe	4,516	4,508	16,326	14,838
Asia Pacific and rest of the world	1,487	1,330	4,012	3,913
Total revenues	$37,850	$35,906	$113,878	$106,136

Significant Concentrations

During the three months ended December 31, 2011, one distributor in the United States, Animal Health International, accounted for 15% of our total worldwide revenues.  During the nine months ended December 31, 2011, one distributor in the United States, Animal Health International, accounted for 12% of our total worldwide revenues.  Animal Health International was formed in 2011 from two animal health companies, which included Walco International, Inc., d/b/a DVM Resources.  During the three and nine months ended December 31, 2010, there were no distributors or direct customers that accounted for 10% or more of our total worldwide revenues.

At December 31, 2011, one distributor in the United States accounted for 19% of our total receivables balance.  At December 31, 2010, one distributor in the United States accounted for 14% of our total receivables balance.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect our current views with respect to future events and financial performance.  In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might,” and similar expressions identify forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, in Part II, Item 1A of this report and in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), that could cause actual results to differ materially from historical results or those anticipated.  Such risks and uncertainties include, but are not limited to, the vulnerability of our manufacturing operations to potential interruptions and delays, fluctuations in our quarterly results of operations and difficulty in predicting future results, our dependence on certain sole or limited source suppliers, market acceptance of our products and services, the continuing development of our products, protection of Abaxis’ intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, development of our sales, marketing and distribution experience, our ability to attract, train and retain competent sales personnel, general market conditions, competition and other risks detailed under “Risk Factors” in this Quarterly Report on Form 10-Q.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We assume no obligation to update any forward-looking statements as circumstances change.

BUSINESS OVERVIEW

Company Description

Abaxis, Inc. develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.  In October 2011, Abaxis also began providing veterinary reference laboratory diagnostic and consulting services for veterinarians.

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

Products and Services.  We manage our business in two operating segments, based on the products sold and services provided by market and customer group in the medical market and veterinary market.

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

Abaxis Veterinary Reference Laboratories.  We began developing Abaxis Veterinary Reference Laboratories (“AVRL”), a full-service laboratory testing facility, based in Olathe, Kansas during fiscal 2011.  In January 2011, we formed a strategic alliance with Kansas State University, K-State Veterinary Diagnostic Lab and a commercial affiliate of Kansas State University, the National Institute for Strategic Technology Acquisition and Commercialization, to enable AVRL to provide a full service commercial laboratory for veterinarians.  In October 2011, AVRL began providing veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States.  AVRL also focuses on providing specialty and esoteric testing and analysis.  This service complements our full suite of on-site laboratory instrumentation and rapid diagnostics for in hospital routine, critical care and emergency medicine laboratory needs.

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

Revenue Recognition and Deferred Revenue.  Our primary customers are distributors and direct customers in both the medical and veterinary markets.  Revenues from product sales and services, net of estimated sales allowances, and rebates, are recognized when (i) evidence of an arrangement exists, (ii) upon shipment of the products or rendering of services to the customer, (iii) the sales price is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  Rights of return are not provided.  Amounts collected in advance of revenue recognition are recorded as a current or non-current liability based on the time from the balance sheet date to the future date of revenue recognition.  We recognize revenue associated with extended maintenance agreements ratably over the life of the contract.

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

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  As of December 31, 2011, our investments in cash equivalents, which we classified as available-for-sale, totaled $1.2 million, using Level 1 inputs since these investments are traded in an active market.  The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active.  Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.  As of December 31, 2011, our available-for-sale investments in certificates of deposits, corporate bonds and municipal bonds, totaled $8.3 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.  As of December 31, 2011, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date.  At December 31, 2011, we also had $44.3 million in investments classified as held-to-maturity and carried at amortized cost.

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

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.  We did not recognize any impairment loss on investment in unconsolidated affiliate during the three and nine months ended December 31, 2011.

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

As of December 31, 2011, our current portion of warranty reserves for instruments and reagent discs totaled $1.1 million and our non-current portion of warranty reserves for instruments totaled $482,000, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc.

Each quarter, we reevaluate our estimate of warranty reserves, including our assumptions.  During the nine months ended December 31, 2011, we recorded an additional accrual to pre-existing warranties of $257,000, which increased our warranty reserves and our cost of revenues, based on both historical and projected product performance rates.

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

Valuation of Long-Lived Assets.  We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate.  We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount.  If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values.  We did not recognize any impairment charges on long-lived assets during the three or nine months ended December 31, 2011.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes.  For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement.  Significant judgment is required to evaluate uncertain tax positions.  At December 31, 2011 and 2010, we had no uncertain tax positions.  Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.  During the three and nine months ended December 31, 2011 and 2010, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of income, and at December 31, 2011 and 2010, we had no accrued interest or penalties.

Share-Based Compensation Expense.  We recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors.

There were no stock options granted since the beginning of fiscal 2007 and we did not grant stock options during the nine months ended December 31, 2011.  For restricted stock units, share-based compensation expense is based on the fair value of our stock at the grant date and recognized net of an estimated forfeiture rate, over the requisite service period of the award.  As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

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

Share-based compensation expense resulted in a material impact on our earnings per share and on our condensed consolidated financial statements for fiscal 2011 and during the three and nine months ended December 31, 2011.  The impact of share-based compensation expense on our condensed consolidated financial results is disclosed in Note 11, “Share-Based Compensation” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.  We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future.

RESULTS OF OPERATIONS

Abaxis develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.  In October 2011, Abaxis began providing veterinary reference laboratory diagnostic and consulting services for veterinarians.  We operate in two segments:  (i) the medical market and (ii) the veterinary market.  See “Segment Results” in this section for a detailed discussion.

Total Revenues

Revenues by Geographic Region and by Product and Service Category.  Revenues by geographic region based on customer location and revenues by product and service category during the three and nine months ended December 31, 2011 and 2010 were as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
Revenues by Geographic Region	2011	2010	Increase/ (Decrease)	Percent Change	2011	2010	Increase/ (Decrease)	Percent Change
North America	$31,847	$30,068	$1,779	6%	$93,540	$87,385	$6,155	7%
Percentage of total revenues	84%	84%			82%	82%
Europe	4,516	4,508	8	<1%	16,326	14,838	1,488	10%
Percentage of total revenues	12%	13%			14%	14%
Asia Pacific and rest of the world	1,487	1,330	157	12%	4,012	3,913	99	3%
Percentage of total revenues	4%	3%			4%	4%
Total revenues	$37,850	$35,906	$1,944	5%	$113,878	$106,136	$7,742	7%

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
Revenues by Product and Service Category	2011	2010	Increase/ (Decrease)	Percent Change	2011	2010	Increase/ (Decrease)	Percent Change
Instruments(1)	$9,079	$9,289	$(210)	(2)%	$25,364	$24,256	$1,108	5%
Percentage of total revenues	24%	26%			22%	23%
Consumables(2)	26,808	24,509	2,299	9%	83,019	75,136	7,883	10%
Percentage of total revenues	71%	68%			73%	71%
Other products and services(3)	1,925	1,753	172	10%	5,372	5,558	(186)	(3)%
Percentage of total revenues	5%	5%			5%	5%
Product and service revenues, net	37,812	35,551	2,261	6%	113,755	104,950	8,805	8%
Percentage of total revenues	100%	99%			100%	99%
Development and licensing revenue	38	355	(317)	(89)%	123	1,186	(1,063)	(90)%
Percentage of total revenues	<1%	1%			<1%	1%
Total revenues	$37,850	$35,906	$1,944	5%	$113,878	$106,136	$7,742	7%
____________________________________________________________________

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro coagulation and specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro coagulation and specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

North America.  During the three months ended December 31, 2011, total revenues in North America increased by 6%, or $1.8 million, as compared to the three months ended December 31, 2010.  The change in total revenues in North America was primarily attributable to the following:

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America (excluding sales to the U.S. government) increased by 11%, or $556,000, primarily due to an increase in the sales volume of medical reagent discs to various distributors resulting from higher sales to end users.

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs to the U.S. government decreased by 59%, or $957,000, primarily due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 9%, or $1.3 million, primarily attributable to an increase in the sales volume of veterinary reagent discs resulting from an expanded installed base of our VetScan chemistry analyzers, partially offset by a net decrease in the sales volume of VetScan chemistry analyzers due in part to lower sales to various distributors.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America decreased by 2%, or $78,000, primarily attributable to a decrease in the sales volume of VetScan hematology instruments due in part to lower sales to various distributors, partially offset by an increase in units of hematology reagent kits sold resulting from an expanded installed base of our VetScan hematology instruments.

•
Total sales from our VSpro coagulation and specialty analyzers and related consumables, i-STAT analyzers and related consumables and rapid tests in North America increased by 29%, or $1.2 million, primarily due to an increase in the sales volume of rapid tests, which includes our Canine Heartworm Rapid Test, introduced in January 2009, our Canine Parvovirus Rapid Test, introduced in March 2011 and our Giardia Rapid Test, introduced in May 2011.

•
Total revenues from development and licensing in North America decreased by 89%, or $317,000, primarily based on a licensee’s discontinuation of license royalty payments.  On June 28, 2010, we notified Cepheid that Cepheid breached its license agreement with us due to Cepheid’s discontinuation of license royalty payments.  On October 1, 2010, we informed Cepheid that the breach had not been cured, and we terminated the entire license, as to all or any Cepheid products.  For further information, see Note 9 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Europe.  During the three months ended December 31, 2011, total revenues in Europe were flat as compared to the three months ended December 31, 2010.  Revenues from Piccolo chemistry analyzers and medical reagent discs increased by 43%, or $469,000, primarily due to an increase in the sales volume of medical reagent discs to various distributors.  Revenues from veterinary instruments increased by 37%, or $332,000, primarily due to an increase in the sales volume of VetScan chemistry analyzers to various distributors.  Net revenues in Europe were partially offset by a decrease in sales of veterinary reagent discs by 40%, or $899,000, primarily due to the timing of inventory purchases by a distributor.

Asia Pacific and rest of the world.  During the three months ended December 31, 2011, total revenues in Asia Pacific and rest of the world increased by 12%, or $157,000, as compared to the three months ended December 31, 2010, primarily due to a net increase in revenues from veterinary instruments of 32%, or $103,000, primarily resulting from an increase in the sales volume of VetScan chemistry analyzers to various distributors.

Significant concentration.  During the three months ended December 31, 2011, one distributor in the United States, Animal Health International, accounted for 15% of our total worldwide revenues.  Animal Health International was formed in 2011 from two animal health companies, which included Walco International, Inc., d/b/a DVM Resources.  There were no distributors or direct customers that accounted for 10% or more of our total worldwide revenues during the three months ended December 31, 2010.

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010

North America.  During the nine months ended December 31, 2011, total revenues in North America increased by 7%, or $6.2 million, as compared to the nine months ended December 31, 2010.  The change in total revenues in North America was primarily attributable to the following:

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America (excluding sales to the U.S. government) increased by 11%, or $1.5 million, primarily due to an increase in the sales volume of medical reagent discs to various distributors resulting from higher sales to end users.

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs to the U.S. government decreased by 14%, or $452,000, primarily due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 7%, or $3.1 million, primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers due in part to additional sales personnel, (b) an increase in the sales volume of veterinary reagent discs resulting from an expanded installed base of our VetScan chemistry analyzers and (c) higher average selling prices of veterinary reagent discs.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 9%, or $915,000, primarily due to an increase in units of hematology reagent kits sold resulting from an expanded installed base of our VetScan hematology instruments.

•
Total sales from our VSpro coagulation and specialty analyzers and related consumables, i-STAT analyzers and related consumables and rapid tests in North America increased by 19%, or $2.4 million, primarily attributable to (a) an increase in the sales volume of i-STAT analyzers due in part to additional sales personnel and (b) an increase in the sales volume of rapid tests, which includes our Canine Heartworm Rapid Test, introduced in January 2009, our Canine Parvovirus Rapid Test, introduced in March 2011 and our Giardia Rapid Test, introduced in May 2011.

•
Total revenues from development and licensing in North America decreased by 90%, or $1.1 million, primarily based on a licensee’s discontinuation of license royalty payments.  On June 28, 2010, we notified Cepheid that Cepheid breached its license agreement with us due to Cepheid’s discontinuation of license royalty payments.  On October 1, 2010, we informed Cepheid that the breach had not been cured, and we terminated the entire license, as to all or any Cepheid products.  For further information, see Note 9 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Europe.  During the nine months ended December 31, 2011, total revenues in Europe increased by 10%, or $1.5 million, as compared to the nine months ended December 31, 2010.  Revenues from Piccolo chemistry analyzers and medical reagent discs increased by 6%, or $200,000, primarily due to an increase in the sales volume of medical reagent discs to various distributors.  Revenues from veterinary instruments increased by 25%, or $710,000, primarily due to an increase in the sales volume of VetScan chemistry analyzers to various distributors.  Revenues from veterinary reagent discs increased by 5%, or $410,000, primarily attributable to higher Euro exchange rates during the first quarter of fiscal 2012, partially offset by a decrease in the sales volume primarily due to the timing of inventory purchases by a distributor.

Asia Pacific and rest of the world. During the nine months ended December 31, 2011, total revenues in Asia Pacific and rest of the world increased by 3%, or $99,000, as compared to the nine months ended December 31, 2010, primarily due to an increase in total revenues from VetScan chemistry analyzers and veterinary reagent discs of 5%, or $104,000.

Significant concentration. During the nine months ended December 31, 2011, one distributor in the United States, Animal Health International, accounted for 12% of our total worldwide revenues.  Animal Health International was formed in 2011 from two animal health companies, which included Walco International, Inc., d/b/a DVM Resources.  There were no distributors or direct customers that accounted for 10% or more of our total worldwide revenues during the nine months ended December 31, 2010.

Segment Results

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for the three months ended December 31, 2011 and 2010 (in thousands, except percentages):

	Three Months Ended
	December 31,				Change
		Percent of		Percent of	Increase/	Percent
	2011	Revenues(1)	2010	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market	$8,147	100%	$8,126	100%	$21	<1%
Percentage of total revenues	22%		23%
Veterinary Market	28,467	100%	26,283	100%	2,184	8%
Percentage of total revenues	75%		73%
Other(2)	1,236		1,497		(261)	(17)%
Percentage of total revenues	3%		4%
Total revenues	37,850		35,906		1,944	5%
Cost of revenues:
Medical Market	3,514	43%	3,721	46%	(207)	(6)%
Veterinary Market	12,472	44%	11,153	42%	1,319	12%
Other(2)	1,386		1,223		163	13%
Total cost of revenues	17,372		16,097		1,275	8%
Gross profit:
Medical Market	4,633	57%	4,405	54%	228	5%
Veterinary Market	15,995	56%	15,130	58%	865	6%
Other(2)	(150)		274		(424)	(155)%
Gross profit	$20,478		$19,809		$669	3%
____________________________________________________________________

(1)	The percentages reported are based on our revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended December 31, 2011, total revenues in the medical market was flat, as compared to the three months ended December 31, 2010.  Total revenues from Piccolo chemistry analyzers decreased by 14%, or $376,000, during the three months ended December 31, 2011, as compared to the same period in fiscal 2011, primarily due to a decrease in the U.S. Military’s needs as a result of U.S. troops leaving Iraq in 2011.  Total revenues from medical reagent discs increased by 9%, or $442,000, during the three months ended December 31, 2011, as compared to the same period in fiscal 2011, primarily attributable to (a) an increase in the sales volume to various distributors in North America resulting from higher sales to end users and (b) an increase in the sales volume to various distributors in Europe.  The net increase in revenues from medical reagent discs was partially offset by a decrease in the U.S. Military’s needs as a result of U.S. troops leaving Iraq in 2011.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 5%, or $228,000, during the three months ended December 31, 2011, as compared to the three months ended December 31, 2010.  Gross profit percentages for the medical market segment during the three months ended December 31, 2011 and 2010 were 57% and 54%, respectively.  In absolute dollars and as a percentage, the increase in gross profit for the medical market segment was primarily due to (a) an increase in the sales volume of medical reagent discs and (b) lower manufacturing costs on medical reagent discs.  The increase in gross profit was partially offset by lower average selling prices of Piccolo chemistry analyzers.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended December 31, 2011, total revenues in the veterinary market increased by 8%, or $2.2 million, as compared to the three months ended December 31, 2010.  Total revenues from veterinary instruments increased by 2%, or $166,000, during the three months ended December 31, 2011, as compared to the same period in fiscal 2011, primarily attributable to an increase in the sales volume of VetScan chemistry analyzers to various distributors in Europe, Asia Pacific and rest of the world, partially offset by a decrease in the sales volume of VetScan chemistry analyzers and VetScan hematology instruments, both due in part to lower sales to various distributors in North America.

Total revenues from consumables in the veterinary market increased by 10%, or $1.9 million, during the three months ended December 31, 2011, as compared to the same period in fiscal 2011, primarily attributable to (a) an increase in the sales volume of veterinary reagent discs resulting from an expanded installed base of our VetScan chemistry analyzers in North America, (b) an increase in units of hematology reagent kits sold resulting from an expanded installed base of our VetScan hematology instruments in North America and (c) an increase in the sales volume in North America of rapid tests, which includes our Canine Heartworm Rapid Test, introduced in January 2009, our Canine Parvovirus Rapid Test, introduced in March 2011 and our Giardia Rapid Test, introduced in May 2011.  The net increase in revenues from consumables was partially offset by a decrease in sales of veterinary reagent discs in Europe primarily due to the timing of inventory purchases by a distributor.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 6%, or $865,000, during the three months ended December 31, 2011, as compared to the three months ended December 31, 2010.  Gross profit percentages for the veterinary market segment during the three months ended December 31, 2011 and 2010 were 56% and 58%, respectively.  In absolute dollars, the increase in gross profit for the veterinary market segment was primarily attributable to (a) higher average selling prices of veterinary reagent discs, (b) lower manufacturing costs on veterinary discs and (c) an increase in the sales volume of our rapid tests.  The increase in gross profit was partially offset by an increase in costs of services provided by AVRL beginning in the third quarter of fiscal 2012.  As a percentage, the decrease in gross profit was primarily due to (a) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution and (b) an increase in costs of services provided by AVRL beginning in the third quarter of fiscal 2012.

Other

Gross profit in our other category decreased by 155%, or $424,000, during the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, primarily attributable to (a) a decrease in development and licensing revenue based on a licensee’s discontinuation of license royalty payments and (b) an increase in deferred revenue related to extended maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products.

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for the nine months ended December 31, 2011 and 2010 (in thousands, except percentages):

	Nine Months Ended
	December 31,				Change
		Percent of		Percent of	Increase/	Percent
	2011	Revenues(1)	2010	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market	$22,636	100%	$21,421	100%	$1,215	6%
Percentage of total revenues	20%		20%
Veterinary Market	87,684	100%	79,750	100%	7,934	10%
Percentage of total revenues	77%		75%
Other(2)	3,558		4,965		(1,407)	(28)%
Percentage of total revenues	3%		5%
Total revenues	113,878		106,136		7,742	7%
Cost of revenues:
Medical Market	10,180	45%	9,927	46%	253	3%
Veterinary Market	37,893	43%	33,209	42%	4,684	14%
Other(2)	4,083		3,657		426	12%
Total cost of revenues	52,156		46,793		5,363	11%
Gross profit:
Medical Market	12,456	55%	11,494	54%	962	8%
Veterinary Market	49,791	57%	46,541	58%	3,250	7%
Other(2)	(525)		1,308		(1,833)	(140)%
Gross profit	$61,722		$59,343		$2,379	4%
_______________________________________________________________

(1)	The percentages reported are based on our revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the nine months ended December 31, 2011, total revenues in the medical market increased by 6%, or $1.2 million, as compared to the nine months ended December 31, 2010.  Total revenues from Piccolo chemistry analyzers decreased by 8%, or $509,000, during the nine months ended December 31, 2011, as compared to the same period in fiscal 2011, primarily due to a decrease in the U.S. Military’s needs as a result of U.S. troops leaving Iraq in 2011.  Total revenues from medical reagent discs increased by 12%, or $1.8 million, during the nine months ended December 31, 2011, as compared to the same period in fiscal 2011, primarily attributable to (a) an increase in the sales volume to various distributors in North America resulting from higher sales to end users and (b) an increase in the sales volume to various distributors in Europe.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 8%, or $962,000, during the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010.  Gross profit percentages for the medical market segment during the nine months ended December 31, 2011 and 2010 were 55% and 54%, respectively.  In absolute dollars, the increase in gross profit for the medical market segment was primarily attributable to (a) an increase in the sales volume of medical reagent discs and (b) lower manufacturing costs on medical reagent discs.  The increase in gross profit was partially offset by lower average selling prices and a decrease in the sales volume of Piccolo chemistry analyzers.

Veterinary Market

Revenues for Veterinary Market Segment

During the nine months ended December 31, 2011, total revenues in the veterinary market increased by 10%, or $7.9 million, as compared to the nine months ended December 31, 2010.  Total revenues from veterinary instruments increased by 9%, or $1.6 million, during the nine months ended December 31, 2011, as compared to the same period in fiscal 2011, primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers and i-STAT analyzers in North America, both due in part to additional sales personnel and (b) an increase in the sales volume of VetScan chemistry analyzers to various distributors in Europe.

Total revenues from consumables in the veterinary market increased by 10%, or $6.1 million, during the nine months ended December 31, 2011, as compared to the same period in fiscal 2011, primarily attributable to (a) an increase in the sales volume of veterinary reagent discs in North America resulting from an expanded installed base of our VetScan chemistry analyzers, (b) higher average selling prices of veterinary reagent discs in North America, (c) higher Euro exchange rates of our veterinary reagent discs sold in Europe during the first quarter of fiscal 2012, (d) an increase in units of hematology reagent kits sold in North America resulting from an expanded installed base of our VetScan hematology instruments and (e) an increase in the sales volume in North America of rapid tests, which includes our Canine Heartworm Rapid Test, introduced in January 2009, our Canine Parvovirus Rapid Test, introduced in March 2011 and our Giardia Rapid Test, introduced in May 2011.  The net increase in revenues from consumables was partially offset by a decrease in the sales volume of veterinary reagent discs in Europe primarily due to the timing of inventory purchases by a distributor.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 7%, or $3.3 million, during the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010.  Gross profit percentages for the veterinary market segment during the nine months ended December 31, 2011 and 2010 were 57% and 58%, respectively.  In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) an increase in the sales volume of VetScan chemistry analyzers, veterinary reagent discs, hematology reagent kits and rapid tests, (b) higher average selling prices of veterinary reagent discs and (c) lower manufacturing costs of veterinary reagent discs.  The increase in gross profit was partially offset by (a) higher manufacturing and repair costs on VetScan hematology instruments and (b) an increase in costs of services provided by AVRL beginning in the third quarter of fiscal 2012.  As a percentage, the decrease in gross profit was primarily due to (a) an increase in freight costs to ship products, (b) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution and (c) an increase in costs of services provided by AVRL beginning in the third quarter of fiscal 2012.

Other

Gross profit in our other category decreased by 140%, or $1.8 million, during the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010, primarily attributable to (a) a decrease in development and licensing revenue based on a licensee’s discontinuation of license royalty payments, (b) an increase in deferred revenue related to extended maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products and (c) an increase in costs of materials and overhead allocations on facilities, both related to our instrument repair and support center, which are not allocated to a particular segment.

Cost of Revenues

The following sets forth our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
			Increase/	Percent			Increase/	Percent
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
Cost of revenues	$17,372	$16,097	$1,275	8%	$52,156	$46,793	$5,363	11%
Percentage of total revenues	46%	45%			46%	44%

Cost of revenues includes material, costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.  Beginning in the third quarter of fiscal 2012, cost of revenues includes cost of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL.

Three and Nine Months Ended December 31, 2011 Compared to Three and Nine Months Ended December 31, 2010

The increase in cost of revenues, in absolute dollars, during the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was primarily due to (a) an increase in the sales volume of medical reagent discs, (b) an increase in the sales volume of OEM supplied products, (c) an increase in freight costs to ship products and (d) costs of services provided by AVRL beginning in the third quarter of fiscal 2012.  The increase in cost of revenues was partially offset by lower manufacturing costs of reagent discs.

The increase in cost of revenues, in absolute dollars, during the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010, was primarily due to (a) an increase in the sales volume of medical reagent discs, (b) an increase in the sales volume of VetScan chemistry analyzers and OEM supplied products, (c) higher manufacturing and repair costs of instruments, (d) higher costs on VetScan hematology instruments due to the Euro exchange rate, (e) an increase in freight costs to ship products and (f) costs of services provided by AVRL beginning in the third quarter of fiscal 2012.  The increase in cost of revenues was partially offset by lower manufacturing costs of reagent discs.

Gross Profit

The following sets forth our gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
Total gross profit	$20,478	$19,809	$669	3%	$61,722	$59,343	$2,379	4%
Total gross margin	54%	55%			54%	56%

Three and Nine Months Ended December 31, 2011 Compared to Three and Nine Months Ended December 31, 2010

Gross profit during the three months ended December 31, 2011 increased 3%, or $669,000, as compared to the three months ended December 31, 2010, primarily attributable to (a) an increase in the sales volume of medical reagent discs, (b) higher average selling prices of veterinary reagent discs, (c) lower manufacturing costs on medical and veterinary discs and (d) an increase in the sales volume of our rapid tests.  The increase in gross profit was partially offset by (a) lower average selling prices of Piccolo chemistry analyzers, (b) an increase in costs of services provided by AVRL beginning in the third quarter of fiscal 2012, (c) a decrease in development and licensing revenue based on a licensee’s discontinuation of license royalty payments and (d) an increase in deferred revenue related to extended maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products.  As a percentage, the decrease in gross profit was primarily due to (a) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution and (b) an increase in costs of services provided by AVRL beginning in the third quarter of fiscal 2012.

Gross profit during the nine months ended December 31, 2011 increased 4%, or $2.4 million, as compared to the nine months ended December 31, 2010, primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers, (b) an increase in the sales volume of medical and veterinary reagent discs, (c) an increase in the sales volume of hematology reagent kits, (d) higher average selling prices of veterinary reagent discs and (e) lower manufacturing costs on medical and veterinary reagent discs.  The increase in gross profit was partially offset by (a) higher manufacturing and repair costs on instruments, (b) an increase in costs of services provided by AVRL beginning in the third quarter of fiscal 2012, (c) a decrease in development and licensing revenue based on a licensee’s discontinuation of license royalty payments, (d) an increase in deferred revenue related to extended maintenance contracts offered to customers from time to time as incentives in the form of free goods in connection with the sale of our products and (e) an increase in costs of materials and overhead allocations on facilities, both related to our instrument repair and support center.  As a percentage, the decrease in gross profit was primarily due to (a) an increase in freight costs to ship products, (b) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution and (c) an increase in costs of services provided by AVRL beginning in the third quarter of fiscal 2012.

Research and Development

The following sets forth our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended December 31,		Change		Nine Months Ended December 31,		Change
			Increase/	Percent			Increase/	Percent
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
Research and development expenses	$2,634	$2,947	$(313)	(11)%	$9,096	$9,321	$(225)	(2)%
Percentage of total revenues	7%	8%			8%	9%

Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products.

Three and Nine Months Ended December 31, 2011 Compared to Three and Nine Months Ended December 31, 2010

The decrease in research and development expenses, in absolute dollars, during the three and nine months ended December 31, 2011, as compared to the three and nine months ended December 31, 2010, was primarily due to lower expenses related to new product development and enhancement of existing products and clinical trials.  Research and development expenses are based on the project activities planned and the level of spending depends on budgeted expenditures.  The projects primarily relate to new product development in both the medical and veterinary markets and costs related to compliance with FDA regulations and clinical trials.  Share-based compensation expense during the three months ended December 31, 2011 and 2010 was $226,000 and $195,000, respectively, and during the nine months ended December 31, 2011 and 2010 was $641,000 and $684,000, respectively.

We anticipate research and development expenses for fiscal 2012 to remain consistent as a percentage of total revenues, as we develop new products for both the medical and veterinary markets.  There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful or cost effective.

Sales and Marketing

The following sets forth our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
Sales and marketing expenses	$9,927	$8,208	$1,719	21%	$28,414	$25,249	$3,165	13%
Percentage of total revenues	26%	23%			25%	24%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, services related to customer and technical support and costs associated with advertising and marketing of AVRL.

Three and Nine Months Ended December 31, 2011 Compared to Three and Nine Months Ended December 31, 2010

The increase in sales and marketing expenses, in absolute dollars, during the three and nine months ended December 31, 2011, as compared to the three and nine months ended December 31, 2010, was primarily due to (a) increased personnel-related costs resulting from an increase in headcount to support the growth in our veterinary market in North America and (b) increased promotional and marketing related spending in our veterinary market in North America.  Share-based compensation expense during the three months ended December 31, 2011 and 2010 was $475,000 and $365,000, respectively, and during the nine months ended December 31, 2011 and 2010 was $1.4 million and $1.1 million, respectively.

General and Administrative

The following sets forth our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2011	2010	(Decrease)	Change	2011	2010	(Decrease)	Change
General and administrative expenses	$3,280	$2,820	$460	16%	$11,194	$7,596	$3,598	47%
Percentage of total revenues	9%	8%			10%	7%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

Three and Nine Months Ended December 31, 2011 Compared to Three and Nine Months Ended December 31, 2010

The increase in general and administrative expenses, in absolute dollars, during the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was primarily due to an increase in legal expenses primarily related to pursuing a patent infringement case and compliance in an investigation by the United States Federal Trade Commission of a competitor.  Share-based compensation expense during the three months ended December 31, 2011 and 2010 was $624,000 and $570,000, respectively.

The increase in general and administrative expenses, in absolute dollars, during the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010, was primarily due to (a) an increase of $1.5 million in legal expenses, primarily related to pursuing a patent infringement case and compliance in an investigation by the United States Federal Trade Commission of a competitor and (b) an increase of $1.6 million related to start-up costs to develop AVRL during the first and second quarters of fiscal 2012, which AVRL began providing services starting in the third quarter of fiscal 2012.  Share-based compensation expense during the nine months ended December 31, 2011 and 2010 was $1.5 million and $1.2 million, respectively.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net, for the periods indicated (in thousands):

	Three Months Ended December 31,		Change	Nine Months Ended December 31,		Change
			Increase/			Increase/
	2011	2010	(Decrease)	2011	2010	(Decrease)
Interest and other income (expense), net	$(91)	$46	$(137)	$259	$698	$(439)

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income and loss of an unconsolidated affiliate.

Three and Nine Months Ended December 31, 2011 Compared to Three and Nine Months Ended December 31, 2010

The decrease in interest and other income (expense), net, during the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was primarily due to net unfavorable foreign currency exchange rates during the third quarter of fiscal 2012.

The decrease in interest and other income (expense), net, during the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010, was primarily due to (a) net unfavorable foreign currency exchange rates during the second and third quarters of fiscal 2012 and (b) equity in net loss of an unconsolidated affiliate.  The decrease was partially offset by (a) favorable foreign currency exchange rates during the first quarter of fiscal 2012 and (b) grant income awarded to set up AVRL during the second quarter of fiscal 2012.

Income Tax Provision

The following sets forth our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Income tax provision	$1,696	$2,045	$4,892	$6,711
Effective tax rate	37%	35%	37%	38%

Three and Nine Months Ended December 31, 2011 Compared to Three and Nine Months Ended December 31, 2010

During the three months ended December 31, 2011 and 2010, our income tax provision was $1.7 million, based on an effective tax rate of 37%, and $2.0 million, based on an effective tax rate of 35%, respectively.  The increase in the effective tax rate during the three months ended December 31, 2011, as compared to the three months ended December 31, 2010, was primarily due to tax benefits resulting from the retroactive extension of the federal research and development tax credit during the three months ended December 31, 2010, partially offset by an expense recognized during the three months ended December 31, 2010 as a result of a decrease in California deferred tax assets due to a change in tax law impacting California apportionment.

During the nine months ended December 31, 2011 and 2010, our income tax provision was $4.9 million, based on an effective tax rate of 37%, and $6.7 million, based on an effective tax rate of 38%, respectively.  The decrease in the effective tax rate during the nine months ended December 31, 2011, as compared to the nine months ended December 31, 2010, was primarily due to lower state tax expenses resulting from the change in California to a single factor apportionment.

We did not have any unrecognized tax benefits as of December 31, 2011 or December 31, 2010.  During the three and nine months ended December 31, 2011 and 2010, we did not recognize any interest or penalties related to unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Total cash, cash equivalents and short-term and long-term investments at December 31, 2011 and March 31, 2011 were as follows (in thousands, except percentages):

	December 31,	March 31,
	2011	2011
Cash and cash equivalents	$35,368	$43,471
Short-term investments	22,366	25,981
Long-term investments	30,189	36,237
Total cash, cash equivalents and investments	$87,923	$105,689
Percentage of total assets	51%	56%

Cash Flow Changes

Cash provided by (used in) the nine months ended December 31, 2011 and 2010 were as follows (in thousands):

	Nine Months Ended
	December 31,
	2011	2010
Net cash provided by operating activities	$17,339	$10,684
Net cash provided by investing activities	2,935	3,755
Net cash (used in) provided by financing activities	(28,060)	1,192
Effect of exchange rate changes on cash and cash equivalents	(317)	68
Net (decrease) increase in cash and cash equivalents	$(8,103)	$15,699

At December 31, 2011, we had net working capital of $96.1 million compared to $107.5 million at March 31, 2011.  Cash and cash equivalents at December 31, 2011 were $35.4 million compared to $43.5 million at March 31, 2011.  The decrease in cash and cash equivalents during the nine months ended December 31, 2011 was primarily due to purchases of investments of $26.4 million, purchases of property and equipment of $6.0 million, payments made for tax withholdings related to net share settlements of restricted stock units of $2.2 million and repurchases of common stock of $27.3 million, partially offset by net cash provided by operating activities of $17.3 million and proceeds from maturities and redemptions of investments of $35.3 million.

Operating Activities

During the nine months ended December 31, 2011, we generated $17.3 million in cash from operating activities, compared to $10.7 million during the nine months ended December 31, 2010.  The cash provided by operating activities during the nine months ended December 31, 2011 was primarily the result of net income of $8.4 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $3.7 million and share-based compensation expense of $4.2 million, partially offset by a decrease of $717,000 related to excess tax benefits from share-based awards.

Other changes in operating activities during the nine months ended December 31, 2011 were as follows:

(i) Receivables, net decreased by $1.9 million, from $27.9 million at March 31, 2011 to $26.0 million as of December 31, 2011, primarily due to higher sales in the last month of the quarter ended March 31, 2011.

(ii) Prepaid expenses and other current assets increased by $2.1 million, from $3.5 million at March 31, 2011 to $5.6 million as of December 31, 2011, primarily due to the timing of prepaid expenses during the quarter ended December 31, 2011.

(iii)  Accrued taxes decreased by $559,000, from $559,000 at March 31, 2011 to $0 as of December 31, 2011, primarily due to the timing of income tax payments during the quarter ended December 31, 2011.

(iv) Total deferred revenue increased by $733,000, resulting from an increase in the current portion of deferred revenue of $185,000, from $953,000 at March 31, 2011 to $1.1 million as of December 31, 2011, and an increase in the non-current portion of deferred revenue of $548,000 from $1.7 million at March 31, 2011 to $2.3 million as of December 31, 2011.  The increase in balances are due to an increase in maintenance contracts offered to customers from time to time in the form of free goods in connection with the sale of our products and the relative selling price method of maintenance contracts, partially offset by deferred revenue recognized ratably over the life of the maintenance contract.

(v) Total warranty reserves increased by $383,000, resulting from an increase in the current portion of warranty reserves of $92,000, from $1.0 million at March 31, 2011 to $1.1 million as of December 31, 2011, and an increase in the non-current portion of warranty reserves of $291,000, from $191,000 at March 31, 2011 to $482,000 as of December 31, 2011.  The increase in warranty reserves is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs.  Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary.  If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

We anticipate that we will incur incremental additional costs to support our future operations, including further additional pre-clinical testing and clinical trials for our current and future products; research and design costs related to the continuing development of our current and future products; acquisition of capital equipment for our manufacturing facility and costs to develop and operate AVRL, our full service laboratory testing facility for veterinarians across the United States.  Furthermore, during the three and nine months ended December 31, 2011, we incurred legal costs related to (a) a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties, and (b) compliance in an investigation by the United States Federal Trade Commission of a competitor.  In the future, we may continue to incur additional legal costs.

Investing Activities

Net cash provided by investing activities during the nine months ended December 31, 2011 totaled $2.9 million, compared to net cash provided by investing activities of $3.8 million during the nine months ended December 31, 2010.  Changes in investing activities were as follows:

Investments.  Cash provided by proceeds from maturities and redemptions of investments in certificates of deposits, commercial paper, corporate bonds, municipal bonds and U.S. agency securities totaled $35.3 million during the nine months ended December 31, 2011.  Cash used to purchase investments in certificates of deposits, corporate bonds, municipal bonds and U.S. agency securities totaled $26.4 million during the nine months ended December 31, 2011.

Property and Equipment.  Cash used to purchase property and equipment totaled $6.0 million during the nine months ended December 31, 2011, primarily to support (a) increased capacity requirements in our production line, (b) leasehold improvements on our principal facilities and (c) development of a full-service laboratory testing facility for AVRL in Olathe, Kansas.  We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business.

Financing Activities

Net cash used in financing activities during the nine months ended December 31, 2011 totaled $28.1 million, primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $2.2 million and repurchases of common stock of $27.3 million, partially offset by proceeds from the exercise of stock options of $576,000 and excess tax benefits from share-based awards of $717,000.

Share Repurchases

In August 2011, the Board of Directors authorized the repurchase of up to an aggregate of $40.0 million of our common stock.  As of December 31, 2011, $12.7 million of shares repurchases may yet be purchased under such authorization.  In January 2012, the Board of Directors approved a $15.0 million increase to its existing share repurchase program, to a total of $55.0 million.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.  Repurchased shares are retired.

During the nine months ended December 31, 2011, we repurchased 1,168,000 shares for $27.3 million, including commissions, at an average per share cost of $23.41.

Contractual Obligations

Purchase Commitments.  In October 2008, we entered into an OEM agreement with Scandinavian Micro Biodevices APS (“SMB”) of Denmark to purchase coagulation and specialty analyzers and related cartridges.  Effective January 2011, we amended and restated our OEM agreement, including the terms of our minimum purchase commitments.  Under the amended agreement, we committed to purchase a minimum number of coagulation and specialty analyzers and related cartridges on an annual basis during each calendar year 2011 through 2015.  Our purchase obligations in the future may be adjusted if our minimum purchase commitments are not met during a calendar year period.  At December 31, 2011, our total remaining outstanding commitment due is approximately $11.5 million.

In December 2011, we executed a term sheet to enter into a development and supply equipment agreement with Diatron MI PLC (“Diatron”) of Hungary to purchase Diatron hematology instruments.  Under the terms of this agreement, we committed to purchase a minimum number of hematology instruments on an annual basis during each calendar year 2012 through 2014, which can be amended upon agreement by both parties.  At December 31, 2011, our outstanding commitment due is approximately $12.6 million.  The commitment amount is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end.  Since the exchange rate can fluctuate in the future, the commitment in absolute dollars will change accordingly.

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

Notes Payable.  Effective January 2011, we have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan bears interest at 5.0% and is payable quarterly.  As of December 31, 2011, our short-term and long-term notes payable balances were $100,000 and $808,000, respectively, and we recorded the short-term balance in other accrued liabilities on the condensed consolidated balance sheets.  The entire outstanding balance of the note shall be payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of December 31, 2011.

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

Contingencies

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of December 31, 2011, we had not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.  A claims construction hearing was held in June 2011 and the court has issued its claims construction order.  The case is ongoing.  A trial date has been set for September 24, 2012.

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

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933.  In addition, we identified no variable interests in any variable interest entities.

Financial Condition

We anticipate that our existing capital resources and anticipated revenues from the sales of our products and services will be adequate to satisfy our currently planned operating and financial requirements through at least the next 12 months.  Our future capital requirements will largely depend upon the increased market acceptance of our point-of-care blood analyzer products and of Abaxis Veterinary Reference Laboratories.  However, our sales for any future periods are not predictable with a significant degree of certainty.  Regardless, we may seek to raise additional funds to pursue strategic opportunities.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments.  Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk.  At December 31, 2011, our short-term investments totaled $22.4 million, consisting of certificates of deposits, corporate bonds and municipal bonds and our long-term investments totaled $30.2 million, consisting of certificates of deposits, corporate bonds, municipal bonds and U.S. agency securities.

As of December 31, 2011, we had $44.3 million in investments classified as held-to-maturity and carried at amortized cost.  We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at December 31, 2011 until maturity and therefore, we believe we have no material exposure to interest rate risk.  As of December 31, 2011, our investments classified as available-for-sale totaled $8.3 million, which we recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of any tax effects, in stockholders’ equity.  A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at December 31, 2011 indicated that such market movement would not have a material effect on our business, operating results or financial condition.  We have not experienced any significant loss on our investment portfolio during fiscal 2011 or during the nine months ended December 31, 2011.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments.  In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Accounting Standards Codification 815, “Derivatives and Hedging.”

Investment in a Privately Held Company

In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”), a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of our VetScan VSpro point-of-care coagulation and specialty analyzer since 2008.  The investment is recorded in “Investment in Unconsolidated Affiliate” in our condensed consolidated balance sheets and we use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence.  As of December 31, 2011, the total carrying amount of our investment in SMB was $2.7 million.  The investment is inherently risky and we could lose our entire investment in this company.  We have not recorded an impairment charge on this investment as of December 31, 2011 or during the nine months ended December 31, 2011.

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

Other than the foregoing, there have been no material changes in our market risk during the three months ended December 31, 2011 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

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

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of December 31, 2011, we had not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.  A claims construction hearing was held in June 2011 and the court has issued its claims construction order.  The case is ongoing.  A trial date has been set for September 24, 2012.

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

In fiscal 2011, we began developing a full-service laboratory testing facility, Abaxis Veterinary Reference Laboratories (“AVRL”), based in Olathe, Kansas.  In October 2011, AVRL began providing veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States.  AVRL also focuses on providing specialty and esoteric testing and analysis.  We cannot be assured that AVRL or its services will be accepted by the veterinary market.  If we are unable to convince large numbers of veterinarians of the benefits of AVRL or otherwise fail to achieve market acceptance, our growth will be limited accordingly, which could harm our laboratory business and financial condition.

We rely on patents and other proprietary information, the loss of which would negatively affect our business.

As of December 31, 2011, 56 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 32 patents have been issued and 25 patents are currently active.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Patent infringement lawsuits are expensive and time-consuming.  We believe the cost of this litigation could have a material adverse effect on our business, our consolidated financial position and results of operations.  As of December 31, 2011, we have not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.

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

Our principal competitors in the human diagnostic market are Alere (formerly Inverness Medical Technologies), Alfa Wassermann S.P.A., i-STAT Corporation (which was purchased by Abbott Laboratories), Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.), and F. Hoffmann-La Roche Ltd.  Many of our competitors in the human diagnostic market have significantly larger product lines to offer and greater financial and other resources than we do.  In particular, many of these competitors have large sales forces and well-established distribution channels and brand names.  Our principal competitors in the veterinary diagnostic market are Antech, Idexx Laboratories, Inc. and Heska Corporation.  Idexx has a larger veterinary product line and sales force than we do and a well-established distribution network and brand name.  Consequently, we must develop our distribution channels and significantly expand our direct sales force in order to compete more effectively in these markets.

In fiscal 2011, we began developing a full-service laboratory testing facility, AVRL, based in Olathe, Kansas.  Starting in October 2011, AVRL provides veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States.  AVRL also focuses on providing specialty and esoteric testing and analysis.  Additionally, in January 2011, we formed a strategic alliance with Kansas State University, K-State Veterinary Diagnostic Lab, and a commercial affiliate of Kansas State University, the National Institute for Strategic Technology Acquisition and Commercialization, to enable AVRL to provide a full service commercial laboratory for veterinarians.  We will incur significant expenses in connection with this strategic alliance and may incur additional significant expenses in exploring other future opportunities, for which the outcome is uncertain.  Pursuing these and other strategic opportunities could distract our management, or divert or expend our limited capital and other resources, which could adversely impact our operating results and financial condition in the future.

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

As of December 31, 2011, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 26 reagent tests that we have on 15 reagent discs.  We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures.  These new test products are crucial for our continued success in the human medical market.  If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States until we provide additional information to the FDA and gain premarket clearance.  The inability to market a new product during this time could harm our future sales.

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

In accordance with Accounting Standards Codification 718, “Compensation-Stock Compensation,” issued by the Financial Accounting Standards Board, we measure all share-based payments to employees using a fair-value-based method and we record such expense in our results of operations.  The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.  Such value is recognized as an expense, net of an estimated forfeiture rate, over the corresponding requisite service period.  Since fiscal 2007, we have granted restricted stock unit awards annually to employees based on the following time-based vesting schedule over a four-year period:  five percent vesting after the first year; additional ten percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment.  Since we began granting restricted stock units as part of our share-based compensation program in fiscal 2007, share-based compensation expense related to restricted stock units had a material impact on our earnings per share and on our consolidated financial statements and we expect that it will continue to adversely impact our reported results of operations, particularly in the fourth year of vesting for the restricted stock unit awarded to employees.  As of December 31, 2011, our unrecognized compensation expense related to restricted stock unit awards granted to employees and directors to date totaled $20.8 million, which is expected to be recognized over a weighted average service period of 2.29 years.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended December 31, 2011, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $22.15 to $28.54 per share and the closing sale price on December 30, 2011, the last day of trading for our quarter ended December 31, 2011 was $27.67 per share. During the last eight fiscal quarters ended December 31, 2011, our stock price closed at a high of $31.44 per share on May 19, 2011 and a low of $17.74 per share on July 19, 2010. Many factors may affect the market price of our common stock, including:

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

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of Abaxis made during the three months ended December 31, 2011 by Abaxis, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (October 1, 2011 to October 31, 2011)	-	$-	-	$12,672,000
Month #2 (November 1, 2011 to November 30, 2011)	-	$-	-	$12,672,000
Month #3 (December 1, 2011 to December 31, 2011)	-	$-	-	$12,672,000
Total	-	$-	-

On August 5, 2011, the Board of Directors authorized the repurchase of up to an aggregate of $40.0 million of our common stock.  The share repurchase program was announced on August 8, 2011.  As of December 31, 2011, $12.7 million of shares repurchases may yet be purchased under such authorization.  In January 2012, the Board of Directors approved a $15.0 million increase to its existing share repurchase program, to a total of $55.0 million.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

Pursuant to the Master Agreement with NISTAC and KSURF, two entities affiliated with Kansas State University, as further described in Note 12 of the Notes to Condensed Consolidated Financial Statements in Part I, Item 1, we were obligated to issue to NISTAC a warrant to purchase 20,000 shares of our common stock on the date we first received samples from a paying customer, as described in our Master Technical Testing Services Agreement with the Kansas State University and K-State Diagnostic and Analytical Services Inc.  We issued such warrant on October 3, 2011.  The exercise price of the warrant is $3.00 per share and the warrant vests at a rate of 20% annually from its issuance date and has a term of five years.  The issuance is exempt from registration requirements pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

101#
The following materials from Abaxis’ Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language):  (i) unaudited Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2011 and 2010, (ii) unaudited Condensed Consolidated Balance Sheets as of December 31, 2011 and March 31, 2011, (iii) unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and 2010, and (iv) Notes to Condensed Consolidated Financial Statements.

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

ABAXIS, INC.
(Registrant)

Date: February 9, 2012	By:	/s/ Clinton H. Severson

Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 9, 2012	By:	/s/ Alberto R. Santa Ines

Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)