Form 10-K
period 2012-03-31
ABAXIS INC
filed 2012-06-14
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2012
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
Yes ☐  No ☒
The aggregate market value of the voting stock held by non-affiliates of Abaxis as of September 30, 2011, the last business day of the second fiscal quarter, was $250,069,000 based upon the closing sale price reported for such date on the NASDAQ Global Market.  For purposes of this disclosure, 10,738,000 shares of common stock held by persons who hold more than 5% of the outstanding shares of the registrant’s common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates.  This determination of affiliate status is not necessarily conclusive for any other purpose and exclusion of such shares should not be construed to indicate that any such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the registrant or that such person is controlled by or under common control with the registrant.

As of June 11, 2012, there were 21,889,000 shares of the registrant’s common stock outstanding.

Abaxis, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended March 31, 2012

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Sections 21E of the Securities Exchange Act of 1934, as amended that reflect Abaxis’ current view with respect to future events and financial performance.  In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might,” and similar expressions identify forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated.  Such risks and uncertainties relate to the vulnerability of our manufacturing operations to potential interruptions and delays, fluctuations in our quarterly results of operations and difficulty in predicting future results, our dependence on certain sole or limited source suppliers, market acceptance of our products and services and the continuing development of our products and services, protection of Abaxis’ intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, development of our sales, marketing and distribution experience, and our ability to attract, train and retain competent sales personnel, general market conditions and competition.

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

OUR INDUSTRY:  IN VITRO DIAGNOSTIC TESTING

We believe that a key element of the patient-centered, cost-constrained health care system will be the availability of blood analysis systems in the patient-care setting that are easily and reliably operated by caregivers and that provide accurate, real time results to enable rapid clinical decisions.  The optimal system uses whole blood, has built-in calibration and quality control, provides quick turnaround time, is portable and is low cost.  In addition, the optimal near-patient system should be easy to use by people with no special training and capable of transmitting test results instantly to caregivers and patient information management systems.

We have developed a blood analysis system incorporating all of these criteria into a 5.1 kilogram (11.2 pounds) portable analyzer and a series of menu-specific, multi-test single-use reagent discs.  The system is essentially a compact portable laboratory that can be easily located near the patient.  Each reagent disc is pre-configured with multiple analytes and contains all the reagents necessary to perform a fixed menu of tests.  By using a blood analysis system near the patient-care site instead of shipping the sample to a central laboratory, blood testing and analysis becomes as easy as measuring the patient’s blood pressure, temperature, and heart rate and eliminates the necessity of multiple visits to the doctor’s office.  Additional advantages of near-patient testing include increasing practice efficiencies and throughput, as well as eliminating errors from sample handling, transcription and transportation.  We have adapted this blood analysis system in both the human medical and veterinary markets in order to bring the same advantages to all health care professionals and patients.

ABAXIS PRODUCTS AND SERVICES

We manage our business in two operating segments, the medical market and veterinary market.  Revenues in the medical market accounted for 19%, 20% and 19% of our total revenues for fiscal 2012, 2011 and 2010, respectively.  Revenues in the veterinary market accounted for 78%, 75% and 74% of our total revenues for fiscal 2012, 2011 and 2010, respectively.  See Note 16, “Segment Reporting Information,” of the Notes to Consolidated Financial Statements for additional financial information about our segments.

Point-of-Care Blood Chemistry Analyzers

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

•
Medical Market:  We currently market the blood analysis system in the medical market under the name Piccolo Xpress.  Through October 2006, we marketed the blood analysis system in the medical market as the Piccolo, now referred to as the Piccolo Classic.  We continue to support and service our current population of Piccolo Xpress and Piccolo Classic chemistry analyzers.

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

The reagent discs offered with our Piccolo chemistry analyzers are as follows:

Piccolo Profiles	Description of the Test Panels
Basic Metabolic Panel (CLIA waived)	BUN, CA, CL-, CRE, GLU, K+, NA+, tCO2.
Basic Metabolic Panel Plus	BUN, CA, CL-, CRE, GLU, K+, LD, MG, NA+, tCO2.
BioChemistry Panel Plus (1)	ALB, ALP, ALT, AMY, AST, BUN, CA, CRE, CRP, GGT, GLU, TP, UA.
Comprehensive Metabolic Panel (CLIA waived)	ALB, ALP, ALT, AST, BUN, CA, CL-, CRE, GLU, K+, NA+, TBIL, tCO2, TP.
Electrolyte Panel (CLIA waived)	CL-, K+, NA+, tCO2.
General Chemistry 6 (CLIA waived)	ALT, AST, BUN, CRE, GGT, GLU.
General Chemistry 13 (CLIA waived)	ALB, ALP, ALT, AMY, AST, BUN, CA, CRE, GGT, GLU, TBIL, TP, UA.
Hepatic Function Panel	ALB, ALP, ALT, AST, DBIL, TBIL, TP.
Kidney Check (CLIA waived) (1)	BUN, CRE.
Lipid Panel (CLIA waived)	CHOL, CHOL/HDL RATIO, HDL, LDL, TRIG, VLDL.
Lipid Panel Plus (CLIA waived)	ALT, AST, CHOL, CHOL/HDL RATIO, GLU, HDL, LDL, TRIG, VLDL.
Liver Panel Plus (CLIA waived)	ALB, ALP, ALT, AMY, AST, GGT, TBIL, TP.
MetLyte 8 Panel (CLIA waived)	BUN, CK, CL-, CRE, GLU, K+, NA+, tCO2.
MetLyte Plus CRP (1)	BUN, CK, CL-, CRE, CRP, GLU, K+, NA+, tCO2.
Renal Function Panel (CLIA waived)	ALB, BUN, CA, CL-, CRE, GLU, K+, NA+, PHOS, tCO2.

(1)	The panel is offered only on our Piccolo Xpress.

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

Coagulation and Specialty

We have marketed a veterinary coagulation and specialty analyzer under the name VetScan VSpro since January 2009.  The VetScan VSpro assists in the diagnosis and evaluation of suspected bleeding disorders, toxicity/poisoning, evaluation of disseminated intravascular coagulation, hepatic disease and in monitoring therapy and the progression of disease states.  The point-of-care coagulation and specialty analyzer is offered with a combination assay (PT/aPTT test cartridge) for canine and feline testing.  In December 2010, we introduced the VetScan VSpro Fibrinogen Test, to provide quantitative in-vitro determination of fibrinogen levels in equine platelet poor plasma from a citrated stabilized whole blood sample.  The VetScan VSpro Fibrinogen Test is designed for use with the VSpro coagulation and specialty analyzer.  We currently purchase the coagulation and specialty analyzers and related cartridges from Scandinavian Micro Biodevices APS (“SMB”) of Farum, Denmark.

i-STAT

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

Rapid Tests

In the veterinary market, our VetScan Rapid Test product line consists of individual rapid tests that aid in the detection of various specific diseases.  We offer the following VetScan Rapid Tests, which deliver easy to read results in approximately ten minutes, as described below.

•
Canine Heartworm Rapid Test:  In January 2009, we introduced the VetScan Canine Heartworm Rapid Test, a highly sensitive and specific test for the detection of Dirofilaria immitis in canine whole blood, serum or plasma.  The lateral flow immunoassay technology in the canine heartworm rapid tests provides immediate results.

•
Canine Parvovirus Rapid Test:  In March 2011, we introduced the VetScan Canine Parvovirus Rapid Test, a qualitative test for the detection of canine parvovirus antigen in feces.  The VetScan Canine Parvovirus Rapid Test uses a unique combination of monoclonal antibodies that provides the detection of parvovirus antigen, allowing the veterinarian to screen for and diagnose the infection.

•
Giardia Rapid Test:  In May 2011, we introduced the VetScan Giardia Rapid Test, which detects giardiasis, a gastrointestinal infection caused by the protozoan parasite Giardia.  Symptoms of Giardia infection include diarrhea and weight loss and infection is also more common in younger pets.

•	Canine Lyme Rapid Test: In March 2012, we introduced the VetScan Canine Lyme Rapid Test, which detects Borrelia burgdorferi in canine whole blood, serum or plasma.

Abaxis Veterinary Reference Laboratories

We began developing Abaxis Veterinary Reference Laboratories (“AVRL”), a full-service veterinary laboratory testing facility based in Olathe, Kansas during fiscal 2011, based on a strategic alliance we established with Kansas State University, K-State Veterinary Diagnostic Lab and a commercial affiliate of Kansas State University, the National Institute for Strategic Technology Acquisition and Commercialization.  In October 2011, AVRL began providing veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States.  AVRL also focuses on providing specialty and esoteric testing and analysis.  This service complements our full suite of on-site laboratory instrumentation and rapid diagnostics for in hospital routine, critical care and emergency medicine laboratory needs.

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

Future Products and Services

We continue to develop new products and services that we believe will provide further opportunities for growth in the human medical and veterinary markets.  Development of tests for point-of-care diagnostics will be targeted at specific applications based on fulfilling clinical needs.

CUSTOMERS AND DISTRIBUTION

We market and sell our products worldwide by maintaining direct sales forces and through independent distributors.  We primarily sell our veterinary reference laboratory diagnostic and consulting services in the United States through our direct sales force and may enter into arrangements to sell through other channels within North America where appropriate.  Our sales force is primarily located in the United States.  Abaxis Europe GmbH, our wholly-owned subsidiary in Germany, markets and distributes diagnostic systems for medical and veterinary uses in the European market.  Sales and marketing expenses were $39.6 million, $34.4 million and $30.1 million, or 25%, 24% and 24% of our total revenues, in fiscal 2012, 2011 and 2010, respectively.  See Note 17, “Revenues by Product and Service Category and Geographic Region and Significant Concentrations,” of the Notes to Consolidated Financial Statements for additional financial information by geographic area.

Customers

Depending on the needs of a customer segment, we sell our point-of-care analyzers and reagent discs either directly or through distributors.  In the delivery of human or veterinary care, there are many kinds of providers and a multitude of sites where Abaxis products could be used as an alternative to relying on a central laboratory for blood test information, as described below.

Medical Market

We believe that our Piccolo chemistry analyzer, consisting of a menu of 30 reagent test results (includes four calculated tests), is suitable for a wide variety of the human medical market segments.  These market segments include military installations (ships, field hospitals and mobile care units), physicians’ office practices across all specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies and hospital laboratories.

Veterinary Market

We believe that our VetScan product and service offerings meet a substantial part of the clinical diagnostic needs of veterinarians and the research marketplace.  Potential customers for our VetScan products include companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories.

Distribution Within North America

Medical Market

We sell our human-oriented products directly to those customers who serve large human patient populations such as the military, hospitals and accountable care organizations.  As a result of health care reform, we anticipate a consolidation of providers with more centralized purchasing of medical products based on the standardization of care and the use of patient outcome studies to influence purchase decisions.  We plan to achieve our direct sales objectives by employing highly skilled sales specialists and sales teams to work closely with providers in performing studies to show that the use of the Piccolo blood chemistry analyzer can assist in providing better outcomes and practice efficiencies, compared to laboratory alternatives.

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

Veterinary Market

Veterinarians are served typically by local distributors, some with national affiliations.  We work with various independent distributors to sell our instruments and consumable products.  In the United States, we have primarily regional distributors, which includes, among others, Lextron, Inc. (d/b/a Animal Health International), IVESCO LLC, Merritt Veterinary Supply, Inc., Northeast Veterinary Supply, Penn Veterinary Supply, Inc., and Western Medical Supply, Inc.  In addition to selling through distributors, we directly supply our VetScan products to Veterinary Centers of America (VCA), a large veterinary hospital chain.  In Canada, our distributors of products in the veterinary market include the following:  Associated Veterinary Purchasing, Aventix, CDMV, Distribution Vie et Sante (which was recently acquired by CDMV), Midwest Veterinary Distribution Cooperative Limited, Vet Novations, Veterinary Purchasing Company Limited and Western Drug Distribution Center Limited.

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

We currently have distributors for our products in the following foreign countries:  Afghanistan, Australia, Austria, Belgium, Czech Republic, Denmark, France, Germany, Hong Kong, India, Ireland, Israel, Italy, Japan, Korea, Macao, the Netherlands, New Zealand, the Philippines, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates and the United Kingdom.  Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our new and existing products.

Revenues in Europe accounted for 14%, 14% and 15% of our total revenues for fiscal 2012, 2011 and 2010, respectively.  Revenues in Asia Pacific and rest of the world accounted for 4%, 4% and 4% of our total revenues for 2012, 2011 and 2010, respectively.

MANUFACTURING

We manufacture our Piccolo and VetScan chemistry analyzers and reagent discs at our facility located in Union City, California.  We utilize standardized manufacturing processes, quality control and cost reduction and inventory management programs for our manufacturing operations.  Our manufacturing activities are concentrated in the following three primary areas:

•
Point-of-Care Blood Chemistry Analyzers:  The analyzer used in the Piccolo and VetScan systems employs a variety of components designed or specified by us, including a variable speed motor, microprocessors, a liquid crystal display, a printer, a spectrophotometer and other electronic components.  These components are manufactured by several third-party suppliers that have been qualified and approved by us and then assembled by our contract manufacturers.  The components are assembled at our facility in Union City, California into the finished product and completely tested to ensure that the finished product meets product specifications.  Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of suppliers, including certain components from single-source suppliers, Hamamatsu Corporation and UDT Sensors (a division of OSI Optoelectronics).  Our analyzers also use a printer that is primarily made by Seiko North America Corporation.  We do not have supply agreements with any of these companies and they are not contractually obligated to continue supplying us with components in the quantities or at the prices that such companies have historically provided.

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

•
Reagent Beads / Reagents:  Our reagent discs and lateral flow rapid tests contain dry reagent chemistry beads, diluents and reagents necessary to perform blood analyses.  We purchase chemicals from third-party suppliers and formulate the raw materials, using proprietary processes, into beads at the proper concentration and consistency to facilitate placement in the reagent disc and provide homogeneous dissolution and mixing when contacted by the diluted sample.  We are dependent on the following companies who are our single source providers of one or more chemicals that we use in the reagent production process:  Amano Enzyme USA Co., Ltd., Kikkoman Corporation Biochemical Division, Microgenics Corporation, a division of Thermo Fisher Scientific, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., SA Scientific Co., Sekisui Diagnostics (formerly Genzyme Diagnostics), Sigma Aldrich Inc. and Toyobo Specialties.  We do not have supply agreements with any of these companies and they are under no contractual obligation to continue supplying us in the quantities or at the price such companies have historically provided.  Although we believe all of the chemicals provided by these companies would be readily available elsewhere and we continue to evaluate vendor sources to protect and improve our lines of supply, the loss of any of these companies as a supplier could materially adversely affect our manufacturing activities and results of operations.

We also market original equipment manufacturer supplied products that are currently available from limited sources as discussed below.

•
Hematology Instruments and Reagent Kits:  Our VetScan hematology instruments are manufactured by Diatron in Hungary and are purchased by us as a completed instrument.  In addition, we currently have qualified two suppliers to produce the reagent kits for our hematology instruments:  Clinical Diagnostic Solutions, Inc. and Diatron.

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

MATERIAL RELATIONSHIPS WITH SUPPLIERS AND OTHER THIRD PARTIES

Diatron MI PLC.  Since November 2003, we have had exclusive right to distribute Diatron’s veterinary hematology instruments in Australia, Canada, Japan, New Zealand and the United States.  In December 2011, we executed a term sheet to enter into a development and supply equipment agreement with Diatron to purchase Diatron hematology instruments.  Under the terms of this agreement, we committed to purchase a minimum number of hematology instruments on an annual basis during each calendar year 2012 through 2014, which can be amended upon agreement by both parties.  At March 31, 2012, our outstanding commitment due is approximately $12.6 million.  The commitment amount is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end.  Since the exchange rate can fluctuate in the future, the commitment amount in absolute dollars will change accordingly.

Scandinavian Micro Biodevices APS.  In October 2008, we entered into an original equipment manufacturer (“OEM”) agreement with SMB to purchase coagulation and specialty analyzers and related cartridges.  Effective January 2011, we amended and restated our OEM agreement, including the terms of our minimum purchase commitments.  Under the amended agreement, we committed to purchase a minimum number of coagulation and specialty analyzers and related cartridges on an annual basis during each calendar year 2011 through 2015.  Our purchase obligations in the future may be adjusted if our minimum purchase commitments are not met during a calendar year period.  At March 31, 2012, our total remaining outstanding commitment due is approximately $11.3 million.

In February 2011, we purchased a 15% equity ownership interest in SMB for $2.8 million in cash.  We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations.  See the “Investment in Unconsolidated Affiliate” section of “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Policies, Estimates and Judgments” appearing elsewhere in this report for additional information.

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

Animal Health International.  Lextron, Inc. (d/b/a Animal Health International), one of our distributors of veterinary products in the United States, accounted for 15% of our total worldwide revenues in fiscal 2012.  Animal Health International was formed in 2011 from two animal health companies, which included Walco International, Inc., d/b/a DVM Resources.

Becton, Dickinson and Company.  In January 2011, we entered into a ten year supplier agreement with Becton, Dickinson and Company (“BD”) for products using Abaxis’ patented Orbos Discrete Lyophilization Process.  In our agreement, BD will be subject to purchase minimum quantities on an annual basis during each calendar year 2011 through 2021, which we estimate to total approximately $30.0 million in revenues during the ten-year period.  The agreement will expire in January 2021 and may be extended.

National Institute for Strategic Technology Acquisition and Commercialization / The Kansas State University.  In January 2011, we entered into agreements with affiliates of the Kansas State University relating to our anticipated establishment of AVRL.  We entered into a testing services agreement with K-State Diagnostic and Analytical Services, Inc. and the Veterinary Diagnostic Laboratory operated by the Kansas State University (“KDAS/VDL”).  Pursuant to this agreement, KDAS/VDL will perform certain diagnostic services for AVRL at our request on a fee-for-services basis.  The initial term of the agreement is five years and may be extended for additional periods if the parties desire to do so.  We have certain rights to terminate this agreement early.  We also entered into a Master Agreement with the National Institute for Strategic Technology Acquisition and Commercialization (“NISTAC”) and the Kansas State University Research Foundation (“KSURF”), pursuant to which we will pay royalties to KSURF on AVRL sales for ten years.  If our separate testing services agreement expires or is terminated early, the royalty obligations will continue for the full ten-year period, but at a reduced rate.  In addition, in January 2011, we issued to NISTAC warrants to purchase 10,000 shares of our common stock at an exercise price of $3.00 per share and in October 2011, we issued additional warrants to NISTAC to purchase 20,000 shares of our common stock with an exercise price of $3.00 per share, based on the date that Abaxis first received samples from a paying customer for which KDAS/VDL could have performed one or more of the veterinary diagnostic and laboratory testing and related services contemplated by the testing services agreement.  Each warrant vests at a rate of 20% annually from its issuance date and has a term of five years.

COMPETITION

Competition in the human and veterinary diagnostic markets is intense.  The diagnostic market is a well-established field in which there are a number of competitors that have substantially greater financial resources and larger, more established marketing, sales and service organizations than we do.  We compete primarily with the following organizations:  commercial clinical laboratories, hospitals’ clinical laboratories and manufacturers of bench top multi-test blood analyzers and other testing systems that health care providers can use “on-site.”

Historically, hospitals and commercial laboratories perform most of the human diagnostic testing, and veterinary specialized commercial laboratories perform most of the veterinary medical testing.  We have identified five principal factors that we believe customers typically use to evaluate our products and those of our competitors.  These factors include the following:  (i) range of tests offered; (ii) immediacy of results; (iii) cost effectiveness; (iv) ease of use and (v) reliability of results.  We believe that we compete effectively on each of these factors except for the range of tests offered.  Clinical laboratories are effective at processing large panels of tests using skilled technicians and complex equipment.  While our current offering of instruments and reagent discs cannot provide the same broad range of tests as hospitals and commercial laboratories, we believe that in certain markets, our products provide a sufficient breadth of test menus to compete successfully with clinical laboratories given the advantages of our products with respect to the other four factors.

Our principal competitors in the point-of-care human diagnostic market are Alere (formerly Inverness Medical Technologies), Alfa Wassermann S.P.A., Abbott Laboratories’ i-STAT division, Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.) and F. Hoffmann-La Roche Ltd.  Many of our competitors in the human diagnostic market have significantly larger product lines to offer and greater financial and other resources than we do.  In particular, many of these competitors have large sales forces and well-established distribution channels and brand names.  Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation.  Idexx has a larger veterinary product line and sales force than we do and a well-established distribution network and brand name.

Our veterinary reference laboratory, AVRL, competes in the commercial laboratory arena nationwide with a full menu of laboratory diagnostics.  We differentiate our services on the following factors: range of tests offered, turnaround time, cost effectiveness and reliability of results.  AVRL’s principal competitors are Idexx and Antech Diagnostics, a division of VCA Antech, Inc.

GOVERNMENT REGULATION

Regulation by governmental authorities in the U.S. and foreign countries is a significant factor in the manufacture and marketing of our current and future products and in our ongoing product research and development activities.  We are not required to comply with all of the FDA government regulations applicable to the human medical market when manufacturing our VetScan products; however, we intend for all of our manufacturing operations to be compliant with the Quality System Regulation to help ensure product quality and integrity regardless of end use or patient.  As we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets.  The government regulations for our medical and veterinary products vary.

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

510(k) Clearance Pathway

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

As of March 31, 2012, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 26 reagent tests that we have on 15 reagent discs.  We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures.  These new test products are crucial for our continued success in the human medical market.  If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States until we provide additional information to the FDA and gain premarket clearance.  The inability to market a new product during this time could harm our future sales.

Clinical Laboratory Improvement Act Regulations

Our Piccolo products are also affected by the CLIA.  The CLIA Regulations are intended to ensure the quality and reliability of all medical testing in the United States regardless of where the tests are performed.  The current CLIA regulations divide laboratory tests into three categories:  “waived,” “moderately complex” and “highly complex.”  Four of the tests performed using the Piccolo system are in the “moderately complex” category.  This category requires that any location in which testing is performed be certified as a laboratory.  Hence, we can only sell some Piccolo products to customers who meet the standards of a laboratory.  To receive “laboratory” certification, a testing facility must be certified by the Centers for Medicare and Medicaid Services.  After the testing facility receives a “laboratory” certification, it must then meet the CLIA regulations.  Because we can only sell some Piccolo products to testing facilities that are certified “laboratories,” the market for some products is correspondingly constrained.

We can currently offer the following Piccolo reagent discs as waived tests to the medical market:  Basic Metabolic Panel, Comprehensive Metabolic Panel, Electrolyte Panel, General Chemistry 6, General Chemistry 13, Kidney Check, Lipid Panel, Lipid Panel Plus, Liver Panel Plus, MetLyte 8 Panel and Renal Function Panel.  Waived status permits untrained personnel to run the Piccolo chemistry analyzer using these tests; thus, extending the sites (doctors’ offices and other point-of-care environments) that can use the Piccolo chemistry analyzer.  Although we are engaged in an active program to test and apply for CLIA waivers for additional analytes, we cannot assure you that we will successfully receive CLIA waived status from the FDA for other products.  Consequently, for the reagent discs that have not received CLIA waived status, the market for our Piccolo products may be confined to those testing facilities that are certified as “laboratories” and our growth would be limited accordingly.

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

In February 2012, we received a second license from APHIS for our lateral flow test for VetScan Canine Lyme Rapid Test, a highly sensitive and specific test for the detection of Borrelia burgdorferi in canine whole blood, serum or plasma.  We are currently developing additional tests that will be subject to APHIS licensure as veterinary biologics.  If we do not receive licensure for these additional tests, we will not be able to market those products in the United States and our growth would be limited accordingly.

Manufacturing Regulations and Various Federal, State, Local and International Regulations

The 1976 Medical Device Amendment also requires us to manufacture our Piccolo products in accordance with Good Manufacturing Practices guidelines.  Current Good Manufacturing Practice requirements are set forth in the 21 CFR 820 Quality System Regulation.  These requirements regulate the methods used in, and the facilities and controls used for the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use.  Our manufacturing facility is subject to periodic inspections.  In addition, various state regulatory agencies may regulate the manufacture of our products.  To date, we have complied with the following federal, state, local and international regulatory requirements:

•
United States Food and Drug Administration (“FDA”):  In March 2012, December 2010, August 2008, September 2005 and March 2003, the FDA conducted a facility inspection and verified our compliance with the 21 CFR 820 Regulation.

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

Federal, state, local and international regulations regarding the manufacture and sale of health care products and diagnostic devices may change.  In addition, as we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets.  Although we believe we are in compliance with these laws and regulations in all material respects, we cannot provide assurance that we will not be required to incur significant costs to comply with these and other laws or regulations in the future.

RESEARCH AND DEVELOPMENT

Research and development activities relate to development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products.  Our research and development expenses, which consist of personnel costs, consulting expenses and materials and other related expenses, were $12.2 million, $12.0 million and $10.7 million, or 8%, 8% and 9% of our total revenues, in fiscal 2012, 2011 and 2010, respectively.

PATENTS AND PROPRIETARY TECHNOLOGIES

We have pursued the development of a patent portfolio to protect our proprietary technology.  Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business.  We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain competitive position.  As of March 31, 2012, 57 patent applications have been filed on our behalf with the United States Patent and Trademark Office, of which 33 patents have been issued and 23 patents are currently active.  The expiration dates of our active patents with the United States Patent and Trademark Office range from April 2012 to February 2030.  In addition, we have 21 issued and active foreign patents and 10 foreign applications pending, of which five are Patent Cooperation Treaty international applications to be filed nationally in foreign countries.

EMPLOYEES

As of March 31, 2012, we employed 491 full-time employees distributed across the following divisions:  61 in research and development; 186 in manufacturing operations; and 244 in sales, general and administrative.  None of our employees is covered by a collective bargaining agreement and we consider our relations with our employees to be good.

INFORMATION AVAILABLE TO INVESTORS

We make available, free of charge on or through our Internet address located at www.abaxis.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  In addition, copies of our reports, proxy statements and other information filed electronically with the SEC may be accessed at http://www.sec.gov.  The public may also submit a written request to the SEC, Office of FOIA/PA Operations, 100 F Street, NE, Washington, DC 20549.  This information may also be obtained by calling the SEC at 202-551-8300, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 202-772-9337.

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

We are not able to accurately predict our sales in future quarters.  Our revenue in the medical and veterinary markets are derived primarily by selling to distributors that resell our products to the ultimate user.  While we are better able to predict sales of our reagent discs, as we sell these discs primarily for use with blood chemistry analyzers that we sold in prior periods, we generally are unable to predict with much certainty sales of our blood chemistry analyzers, as we typically sell our blood chemistry analyzers to new users.  Accordingly, our sales in any one quarter or period are not indicative of our sales in any future period.

We generally operate with a limited order backlog, because we ship our products shortly after we receive the orders from our customers.  As a result, our product sales in any quarter are generally dependent on orders that we receive and ship in that quarter.  As a result, any such revenues shortfall would immediately materially and adversely impact our operating results and financial condition.

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

In the future, our periodic operating results may vary significantly depending on, but not limited to, a number of factors, including:

•	new product or service announcements made by us or our competitors;

•	changes in our pricing structures or the pricing structures of our competitors;

•	our ability to develop, introduce and market new products or services on a timely basis, or at all;

•	our manufacturing capacities and our ability to increase the scale of these capacities;

•	the mix of sales among our instruments, consumable products and services;

•	the amount we spend on research and development; and

•	changes in our strategies.

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

•
Reagent Chemicals:  We currently depend on the following single source vendors for some of the chemicals that we use to produce the reagents and dry reagent chemistry beads that are either inserted in our reagent discs, lateral flow rapid tests or sold as stand-alone products:  Amano Enzyme USA Co., Ltd., Kikkoman Corporation Biochemical Division, Microgenics Corporation, a division of Thermo Fisher Scientific, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., SA Scientific Co., Sekisui Diagnostics (formerly Genzyme Diagnostics), Sigma Aldrich Inc. and Toyobo Specialties.

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

We would fail to achieve anticipated revenues if the market does not accept our products or services.

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

In the human medical market, we believe that our blood chemistry analyzers offer customers many advantages, including substantial improvements in practice efficiencies.  However, the implementation of point-of-care diagnostics in physicians’ offices involves changes to current standard practices, such as using large clinical laboratories, and adopting our technology requires a shift in both the procedures and mindset of care providers.  The human medical market in particular is highly regulated, structured, difficult to penetrate and often slow to adopt new product offerings.  If we are unable to convince large numbers of medical clinics, hospitals and other point-of-care environments of the benefits of our Piccolo blood chemistry analyzers and our other products, we could fail to achieve anticipated revenue.

Historically, in the veterinary market, we have marketed our VetScan products through both direct sales and distribution channels to veterinarians.  We continue to develop new animal blood tests to expand our product offerings; however, we cannot be assured that these products will be accepted by the veterinary market.  Any failure to achieve market acceptance with our current or future products or services would harm our business and financial condition.

We rely on patents and other proprietary information, the loss of which would negatively affect our business.

As of March 31, 2012, 57 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 33 patents have been issued and 23 patents are currently active.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Patent infringement lawsuits are expensive and time-consuming.  We believe the cost of this litigation could have a material adverse effect on our business, our consolidated financial position and results of operations.  As of March 31, 2012, we have not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.

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

We depend on a number of distributors in North America who distribute our VetScan products.  We depend on our distributors to assist us in promoting our products in the veterinary market, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenues until our customers identify another distributor or purchase products directly from us.

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

The failure of our Abaxis Veterinary Reference Laboratories to compete effectively and achieve profitability could have a negative impact on our growth and profitability.

For AVRL to compete effectively and achieve profitability, we must convince our existing and prospective customers in the veterinary market that our service offerings would be an attractive revenue-generating addition to their practices.  In addition, we have to demonstrate that the services offered now and in the future at AVRL are and will be attractive alternatives to those offered by our competitors, by differentiating our services on the basis of such factors as the range of tests offered, turnaround time, cost effectiveness and reliability of results.  This is difficult to do, especially to compete with existing competitors and new market entrants.  Some of our competitors for sales of on-site testing products have a more established relationship with these customers than we do, which could inhibit AVRL’s market penetration efforts.  We cannot be assured that AVRL or its services will be accepted by the veterinary market.  If we are unable to convince large numbers of veterinarians of the benefits of AVRL or otherwise fail to achieve market acceptance for AVRL’s services, the growth of AVRL will be limited accordingly, which could harm our laboratory business and financial condition.

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

We rely on collaborative relationships with other companies for revenues resulting from royalties payable by these third parties in connection with technologies that they license from us.  For example, we entered into a license agreement with Cepheid in fiscal 2006 to license a portion of our patent portfolio covering lyophilization technology.  Under the agreement, Cepheid paid us royalties based on sales of Cepheid products using the licensed technology.  On October 1, 2010, we terminated the entire license as to all or any of Cepheid products due to Cepheid’s discontinuation of license royalty payments.  As a result of this license termination, we expect that our development and licensing revenues will be adversely and materially impacted.  If other third parties fail to perform under license agreement or generate royalties to the level of our expectations, our operating results may be harmed.  In addition, reliance on collaborative relationships poses a number of risks, including the following risks:

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

The diagnostic market is a well-established field in which there are a number of competitors that have substantially greater financial resources and larger, more established marketing, sales and service organizations than we do.  We compete primarily with the following organizations:

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

We believe that we compete effectively on each of these factors except for the range of tests offered.  Clinical laboratories are effective at processing large panels of tests using skilled technicians and complex equipment.  While our current offering of instruments and reagent discs cannot provide the same broad range of tests as hospitals and commercial laboratories, we believe that in certain markets, our products provide a sufficient breadth of test menus to compete successfully with clinical laboratories given the advantages of our products with respect to the other four factors.  In addition, we cannot assure you that we will continue to be able to compete effectively on cost effectiveness, ease of use, immediacy of results or reliability of results.  We also cannot assure you that we will ever be able to compete effectively on the basis of range of tests offered.

Our principal competitors in the point-of-care human diagnostic market are Alere (formerly Inverness Medical Technologies), Alfa Wassermann S.P.A., Abbott Laboratories’ i-STAT division, Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.) and F. Hoffmann-La Roche Ltd.  Many of our competitors in the human diagnostic market have significantly larger product lines to offer and greater financial and other resources than we do.  In particular, many of these competitors have large sales forces and well-established distribution channels and brand names.  Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation.  Idexx has a larger veterinary product line and sales force than we do and a well-established distribution network and brand name.  Consequently, we must develop our distribution channels and significantly expand our direct sales force in order to compete more effectively in these markets.

Our veterinary reference laboratory, AVRL, competes in the commercial laboratory arena nationwide with a full menu of laboratory diagnostics.  We differentiate our services on the following factors: range of tests offered, turnaround time, cost effectiveness and reliability of results.  AVRL’s principal competitors are Idexx and Antech Diagnostics, a division of VCA Antech, Inc.

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

510(k) Clearance Pathway

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

As of March 31, 2012, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 26 reagent tests that we have on 15 reagent discs.  We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures.  These new test products are crucial for our continued success in the human medical market.  If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States until we provide additional information to the FDA and gain premarket clearance.  The inability to market a new product during this time could harm our future sales.

Effects of the Clinical Laboratory Improvement Amendments on our Products

Our Piccolo products are also affected by the CLIA.  The CLIA Regulations are intended to ensure the quality and reliability of all medical testing in the United States regardless of where the tests are performed.  The current CLIA regulations divide laboratory tests into three categories:  “waived,” “moderately complex” and “highly complex.”  Four of the tests performed using the Piccolo system are in the “moderately complex” category.  This category requires that any location in which testing is performed be certified as a laboratory.  Hence, we can only sell some Piccolo products to customers who meet the standards of a laboratory.  To receive “laboratory” certification, a testing facility must be certified by the CMS.  After the testing facility receives a “laboratory” certification, it must then meet the CLIA regulations.  Because we can only sell some Piccolo products to testing facilities that are certified “laboratories,” the market for some products is correspondingly constrained.

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

In February 2012, we received a second license from APHIS for our lateral flow test for VetScan Canine Lyme Rapid Test, a highly sensitive and specific test for the detection of Borrelia burgdorferi in canine whole blood, serum or plasma.  We are currently developing additional tests that will be subject to APHIS licensure as veterinary biologics.  If we do not receive licensure for these additional tests, we will not be able to market those products in the United States and our growth would be limited accordingly.

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

Federal, state, local and international regulations regarding the manufacture and sale of health care products and diagnostic devices may change.  In addition, as we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets.  To date, we have complied with the following federal, state, local and international regulatory requirements:

•
United States Food and Drug Administration (“FDA”):  In March 2012, December 2010, August 2008, September 2005 and March 2003, the FDA conducted a facility inspection and verified our compliance with the 21 CFR 820 Regulation.

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

We manufacture our blood chemistry analyzers at our manufacturing facility in Union City, California.  Should we experience problems related to the manufacture of our blood chemistry analyzer, we could fail to achieve anticipated revenues or we may incur an additional increase in our cost of revenue.  These problems may include manufacturing defects and product failures, defects in raw materials acquired from our suppliers, delays in receipt of raw materials from our suppliers, increases in raw materials costs and labor disturbances.  For example, we experienced a higher rate of blood chemistry analyzer failures in fiscal 2008.  Although we began experiencing a decrease in the estimated product failure rates on our instruments since we began taking steps to resolve these manufacturing problems, there can be no assurance that our efforts to resolve these manufacturing difficulties will continue to prove to be successful or that similar problems will not arise in the future.  If we are unable to prevent similar problems from occurring in the future, we may not be able to manufacture sufficient quantities to meet anticipated demand and, therefore, will not be able to effectively market and sell our blood chemistry analyzers or other instruments that we market and sell; accordingly, our revenues and business would be materially adversely affected.

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

We are subject to complex requirements from legislation requiring companies to evaluate internal control over financial reporting.

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

Our management assessed the effectiveness of our internal control over financial reporting as of our fiscal years ended March 31, 2012 and 2011.  Although we received an unqualified opinion on our consolidated financial statements for the fiscal years ended March 31, 2012 and 2011, and on the effectiveness of our internal control over financial reporting as of March 31, 2012 and 2011, we cannot predict the outcome of our testing in future periods.  In the event that our internal control over financial reporting is not effective as defined under Section 404, or any failure to implement required new or improved controls, or difficulties encountered in implementation could harm operating results or prevent us from accurately reporting financial results or cause a failure to meet our reporting obligations in the future.  If management cannot assess internal control over financial reporting is effective, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment, investor confidence and our share value may be negatively impacted.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future.  During the quarter ended March 31, 2012, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $25.97 to $29.79 per share and the closing sale price on March 30, 2012, the last day of trading for our quarter ended March 31, 2012, was $29.13 per share.  During the last eight fiscal quarters ended March 31, 2012, our stock price closed at a high of $31.44 per share on May 19, 2011 and a low of $17.74 per share on July 19, 2010.  Many factors may affect the market price of our common stock, including:

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

Additionally, our facilities include the following:

•	Lease of approximately 25,705 square feet of warehousing space in Union City, California, expiring in fiscal 2017.

•	Lease of approximately 20,380 square feet of office and laboratory space in Olathe, Kansas, expiring in fiscal 2017.

•	Lease of approximately 8,900 square feet of office space in Darmstadt, Germany, expiring in fiscal 2015, which serves as our headquarters for Abaxis Europe GmbH.

•	Lease of approximately 12,820 square feet of warehousing space in Griesheim, Germany, expiring in fiscal 2015.

We believe that our existing facilities are adequate to meet our current requirements, and that we will be able to obtain additional facilities space on commercially reasonable terms, if and when they are required.

Item 3.  Legal Proceedings

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of March 31, 2012, we had not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.  A claims construction hearing was held in June 2011 and the court has issued its claims construction order.  The case is ongoing.  A trial date has been set for September 24, 2012.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “ABAX.”  The following table sets forth the quarterly high and low intra-day per share sales prices for the common stock from April 1, 2011 through March 31, 2012 as reported on the NASDAQ Global Market:

	Prices
	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
Quarter ended June 30	$31.69	$27.01	$28.11	$20.47
Quarter ended September 30	30.50	19.68	23.40	17.54
Quarter ended December 31	29.91	21.67	28.57	22.27
Quarter ended March 31	29.98	25.56	31.45	24.50

Holders

As of June 11, 2012, there were 21,889,000 shares of our common stock outstanding, held by 123 shareholders of record.

Dividends

We have not paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

The following table presents information with respect to purchases of common stock of Abaxis made during the three months ended March 31, 2012 by Abaxis:

	Total Number of Shares Purchased	Average Price Paid Per Share Including Commissions	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar amount) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (January 1, 2012 to January 31, 2012)	-	$-	-	$27,672,000
Month #2 (February 1, 2012 to February 29, 2012)	-	$-	-	$27,672,000
Month #3 (March 1, 2012 to March 31, 2012)	-	$-	-	$27,672,000
Total	-	$-	-

On August 5, 2011, the Board of Directors authorized the repurchase of up to an aggregate of $40.0 million of our common stock.  The share repurchase program was announced on August 8, 2011.  In January 2012, the Board of Directors approved a $15.0 million increase to its existing share repurchase program, to a total of $55.0 million.  As of March 31, 2012, $27.7 million of our common stock may yet be purchased under such authorization.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

Stock Performance Graph(1)

The graph below compares the cumulative total shareholder return on an investment in our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Securities Index over the past five year period ended March 31, 2012.  The shareholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

The graph assumes the investment of $100 on March 31, 2007 in our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Securities Index and assumes dividends, if any, are reinvested.  No dividends have been declared on our common stock to date.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Abaxis, Inc., the Russell 2000 Index,
and the NASDAQ Medical Equipment Securities Index

	3/31/2007	3/31/2008	3/31/2009	3/31/2010	3/31/2011	3/31/2012
Abaxis, Inc.	$100.00	$95.08	$70.74	$111.57	$118.34	$119.53
Russell 2000	$100.00	$87.00	$54.37	$88.50	$111.32	$111.12
NASDAQ Medical Equipment Securities	$100.00	$107.84	$61.43	$107.20	$117.94	$134.73

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

Item 6.  Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data of Abaxis for each of the five years ended with March 31, 2012.  The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements, related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$156,596	$143,676	$124,557	$105,562	$100,551
Cost of revenues	71,493	63,884	52,435	46,937	45,507
Gross profit	85,103	79,792	72,122	58,625	55,044
Operating expenses:
Research and development	12,246	11,973	10,688	8,361	6,966
Sales and marketing	39,618	34,384	30,138	24,712	23,689
General and administrative	13,782	10,963	10,521	7,757	6,681
Total operating expenses	65,646	57,320	51,347	40,830	37,336
Income from operations	19,457	22,472	20,775	17,795	17,708
Interest and other income (expense), net	710	1,099	630	1,271	2,096
Income before income tax provision	20,167	23,571	21,405	19,066	19,804
Income tax provision	7,076	9,034	8,382	7,053	7,301
Net income	$13,091	$14,537	$13,023	$12,013	$12,503
Net income per share:
Basic net income per share	$0.59	$0.65	$0.59	$0.55	$0.58
Diluted net income per share	$0.58	$0.64	$0.58	$0.54	$0.56
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,084	22,365	22,021	21,826	21,499
Weighted average common shares outstanding - diluted	22,462	22,858	22,606	22,324	22,261

	As of March 31,
	2012	2011	2010	2009	2008
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$45,843	$43,471	$27,857	$49,237	$17,219
Short-term investments	21,689	25,981	32,343	20,776	6,991
Working capital	109,966	107,542	89,327	101,815	52,500
Long-term investments	23,442	36,237	36,319	4,886	35,463
Total assets	181,836	188,260	167,816	140,711	120,903
Non-current liabilities	4,620	3,090	1,682	2,270	2,161
Total shareholders' equity	159,785	168,648	147,119	126,892	104,649

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

BUSINESS OVERVIEW

Company Description

Abaxis, Inc. develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.  In October 2011, Abaxis also began providing veterinary reference laboratory diagnostic and consulting services for veterinarians through its AVRL division.

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

Financial Results.  In fiscal 2012, we achieved total revenues of $156.6 million, an increase of 9% over fiscal 2011.  The growth in revenues was primarily driven by growth in revenues from consumable sales, which were $113.8 million, an increase of 11% when compared to the prior year.

Sales and marketing expenses were $39.6 million for fiscal 2012 and $34.4 million for fiscal 2011, an increase of $5.2 million, or 15%, from fiscal 2011 to fiscal 2012.  The increase was primarily due to increased expenses related to headcount and promotional and marketing spending, associated with the ongoing growth of our veterinary business in North America.  General and administrative expenses were $13.8 million for fiscal 2012 and $11.0 million for fiscal 2011, an increase of $2.8 million, or 26%, from fiscal 2011 to fiscal 2012.  The increase was primarily due to (a) legal expenses related to pursuing our patent infringement case against Cepheid and compliance in an investigation by the United States Federal Trade Commission of a competitor and (b) start-up costs to develop AVRL during the first and second quarters of fiscal 2012.  AVRL began providing services starting in the third quarter of fiscal 2012.

Net income for fiscal 2012 was $13.1 million, a 10% decrease from $14.5 million in fiscal 2011, due primarily to the investments we made to grow our veterinary business and legal expenses described above.  Our diluted earnings per share decreased by 9% to $0.58 in fiscal 2012 from $0.64 in fiscal 2011, which incorporates the impact of our share repurchases.

Cash, cash equivalents and investments decreased by $14.7 million during fiscal 2012 to a total of $91.0 million at March 31, 2012.  The primary sources of cash and cash equivalents during fiscal 2012 were operating cash flows of $22.0 million.  Key non-operating uses of cash during the fiscal year 2012 included $27.3 million for repurchases of our common stock under our share repurchase program.

During fiscal 2012, we commenced a share repurchase program to an aggregate of $40.0 million of our common stock authorized by our Board of Directors in August 2011.  In January 2012, the Board of Directors approved a $15.0 million increase to our existing share repurchase program, to a total of $55.0 million.  In fiscal 2012, we spent a total of $27.3 million of cash to repurchase and retired 1.2 million shares of our common stock at an average purchase price of $23.41 per share.

Products and Services.  We manage our business in two operating segments, the medical market and veterinary market, as described below.  See “Segment Results” in this section for a detailed discussion of financial results.

Medical Market. We serve a worldwide customer group in the medical market consisting of military installations (ships, field hospitals and mobile care units), physicians’ office practices across all specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies and hospital laboratories.

The products manufactured and sold in the medical market segment primarily consist of Piccolo chemistry analyzers and medical reagent discs.  The Piccolo chemistry analyzers provide on the spot routine multi-chemistry and electrolyte results using a small patient sample size in any treatment setting.  The Piccolo profiles are used with the Piccolo chemistry analyzers and are packaged as single-use medical reagents, configured to aid in disease diagnosis or monitor disease treatment.

Veterinary Market.  Our VetScan products serve a worldwide customer group in the veterinary market consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories.  Our product and service offerings in the veterinary market are described as follows:

Point-of-Care Blood Chemistry Analyzers.  The products manufactured and sold in this segment primarily consist of VetScan chemistry analyzers and veterinary reagent discs.  The VetScan is a chemistry, electrolyte, immunoassay and blood gas analyzer that delivers results from a sample of whole blood, serum or plasma.  The VetScan profiles are packaged as single-use plastic veterinary reagent discs.  Each reagent disc contains a diluent and all the profiles necessary to perform a complete multi-chemistry blood analysis.

Hematology.  We offer two types of VetScan hematology instruments and related reagent kits, the VetScan HM5 and VetScan HM2.  The VetScan HM5 is a fully automated five-part cell counter offering a comprehensive 22-parameter complete blood count (“CBC”) analysis, including direct eosinophil counts and eosinophil percentage, specifically designed for veterinary applications.  The VetScan HM2 is a fully automated three-part cell counter offering an 18-parameter CBC analysis, including a 3-part white blood cell differential (lymphocytes, monocytes and granulocytes).

Coagulation and Specialty.  The VetScan VSpro coagulation and specialty analyzers and related consumables assist in the diagnosis and evaluation of suspected bleeding disorders, toxicity/poisoning, evaluation of disseminated intravascular coagulation, hepatic disease and in monitoring therapy and the progression of disease states.

i-STAT.  The VetScan i-STAT analyzers and related VetScan i-STAT consumables are used to deliver accurate blood gas, electrolyte, chemistry and hematology results in minutes from 2-3 drops of whole blood.

Rapid Tests.  Our VetScan rapid tests include the following:  Canine Heartworm Rapid Test, a highly sensitive and specific test for the detection of Dirofilaria immitis in canine whole blood, serum or plasma; Canine Parvovirus Rapid Test, a qualitative test for the detection of canine parvovirus antigen in feces; Giardia Rapid Test, which detects giardiasis, a gastrointestinal infection caused by the protozoan parasite Giardia; and Canine Lyme Rapid Test, which detects Borrelia burgdorferi in canine whole blood, serum or plasma.

AVRL.  During fiscal 2011, we began developing AVRL, a full-service laboratory testing facility, based in Olathe, Kansas.  In October 2011, we began providing veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States through AVRL.  AVRL also focuses on providing specialty and esoteric testing and analysis.  This service complements our full suite of on-site laboratory instrumentation and rapid diagnostics for in hospital routine, critical care and emergency medicine laboratory needs.

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors.  Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control, including but not limited to inventory or timing considerations by our distributors.  We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received.  Product sales in any quarter are generally dependent on orders booked and shipped in that quarter.  As a result, any such revenues shortfall would negatively affect our operating results and financial condition.  In addition, our sales may be adversely impacted by pricing pressure from competitors.  Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our Piccolo and VetScan products and to achieve profitability in AVRL and to successfully compete with other competitors.  We believe that period to period comparisons of our results of operations are not necessarily meaningful indicators of future results.

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

Revenue Recognition.  Our primary customers are distributors and direct customers in both the medical and veterinary markets.  Service revenues are primarily generated from veterinary reference laboratory diagnostic and consulting services for veterinarians.  Revenues from product sales and services, net of estimated sales allowances, discounts and rebates, are recognized when (i) evidence of an arrangement exists, (ii) upon shipment of the products or rendering of services to the customer, (iii) the sales price is fixed or determinable and (iv) collection of the resulting receivable is reasonably assured.  Rights of return are not provided.  From time to time, we offer discounts on AVRL services for a specified period as incentives.  Discounts are reductions to invoiced amounts within a specified period and are recorded at the time services are performed.  Net service revenues are recognized at the time services are performed.

Amounts collected in advance of revenue recognition are recorded as a current or non-current deferred revenue liability based on the time from the balance sheet date to the future date of revenue recognition.  We recognize revenues associated with extended maintenance agreements ratably over the life of the contract.

Multiple Element Revenue Arrangements. On April 1, 2011, we adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (ASU 2009-13).  We elected to apply the amendment prospectively to new or materially modified revenue arrangements after its effective date.  The FASB amended the accounting standards for certain multiple deliverable revenue arrangements.  A multiple-element arrangement includes the sale of one or more tangible product offerings with one or more associated services offerings, each of which are individually considered separate units of accounting.  The determination of our units of accounting did not change with the adoption of the new revenue recognition guidance and as such we allocate revenues to each element in a multiple-element arrangement based upon the relative selling price of each deliverable.  When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price.  If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price for that deliverable.  Revenue allocated to each element is then recognized when all revenue recognition criteria are met for each element.  The adoption of this amendment did not have a material impact on our consolidated financial position, results of operations and cash flows for fiscal 2012.

Our sales arrangements contain multiple element revenue arrangements in which a customer may purchase a combination of instruments, consumables or extended maintenance agreements.  Additionally, we provide incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of our instruments.  Pursuant to the guidance of ASU 2009-13, revenues from such sales are allocated separately to the instruments, consumables, extended maintenance agreements and incentives based on the relative selling price method.  Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately.  Revenues allocated to each element is then recognized when the basic revenue recognition criteria, as described above, is met for each element.  Revenues associated with incentives in the form of free goods are deferred until the goods are shipped to the customer.  Revenues associated with incentives in the form of extended maintenance agreements are deferred and recognized ratably over the life of the maintenance contract.  Incentives in the form of extended maintenance agreements are our most significant multiple element arrangement.

Starting in fiscal 2012, we participate in selling arrangements in the veterinary market that include multiple deliverables, such as instruments, consumables and service agreements associated with our veterinary reference laboratory.  Under these arrangements, we recognize revenue upon delivery of the product or performance of the service during the term of the service contract when the basic revenue recognition criteria, as described above, is met for each element.  We allocate revenues to each element based on the relative selling price of each deliverable.  Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately.

In fiscal 2012, we offered customer incentives comprising of arrangements with customers to include discounts on future sales of services associated with our veterinary reference laboratory.  We apply judgment in determining whether future discounts are significant and incremental.  When the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the original arrangement.  To determine whether a discount is significant and incremental, we look to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement.  If the discount in the multiple element arrangement approximates the discount typically provided in standalone sales, that discount is not considered incremental.  During fiscal 2012 our customer incentive programs with future discounts were not significant.

At March 31, 2012, 2011 and 2010, the current portion of deferred revenue balances was $1.2 million, $953,000 and $1.2 million, respectively, and the non-current portion of deferred revenue balances was $2.4 million, $1.7 million and $1.4 million, respectively.  The total increase in deferred revenue balances as of March 31, 2012 is primarily due to an increase in maintenance contracts offered to customers from time to time in the form of free services in connection with the sale of our products, partially offset by deferred revenue recognized ratably over the life of the maintenance contract.

Customer Programs. From time to time, we offer customer marketing and incentive programs.  Our most significant customer programs are described as follows:

Instrument Trade-In Programs.  We periodically offer trade-in programs to customers for trading in an existing instrument to purchase a new instrument and we will either provide incentives in the form of free goods or reduce the sales price of the instrument.  These incentives in the form of free goods are recorded based on the relative selling price method according to the policies described above.

Instrument Rental Programs.  We periodically offer programs to customers whereby certain instruments are made available to customers for rent or on an evaluation basis.  These programs typically require customers to purchase a minimum quantity of consumables during a specified period for which we recognize revenues on the related consumables according to the policies described above.  Depending on the program offered, customers may purchase the instrument during the rental or evaluation period.  Proceeds from such sale are recorded as revenues according to the policies described above.  Rental income, if any, are also recorded as revenue according to the policies described above.

Distributor and Customer Rebate Programs.  We periodically offer distributor pricing rebates and customer incentives, such as cash rebates, from time to time.  The distributor pricing rebates are offered to distributors upon meeting the sales volume requirements during a qualifying period and are recorded as a reduction to gross revenues during a qualifying period.  Cash rebates are offered to distributors or customers who purchase certain products or instruments during a promotional period and are recorded as a reduction to gross revenues.

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

The following table summarizes the change in total accrued distributor and customer rebates (in thousands):

	Balance at
	Beginning			Balance at
	of Year	Provisions	Payments	End of Year
Year Ended March 31, 2012	$411	$1,626	$(1,341)	$696
Year Ended March 31, 2011	$48	$694	$(331)	$411
Year Ended March 31, 2010	$96	$268	$(316)	$48

Royalty Revenues.  Royalties are typically based on licensees’ net sales of products that utilize our technology and are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured, such as upon the receipt of a royalty statement from the licensee.  Our royalty revenue depends on the licensees’ use of our technology, and therefore, may vary from period to period and impact our revenues during a quarter.  As a result of the license termination with Cepheid during fiscal 2011, our development and licensing revenue was adversely and materially impacted in our consolidated financial statements during fiscal 2012 and 2011.  Also, we expect the license termination will adversely and materially impact development and licensing revenue in our consolidated financial statements in the foreseeable future.

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

Fair Value Measurements.   Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date.  When determining fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability.  The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy are described below:

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  As of March 31, 2012, our investments in cash equivalents, which we classified as available-for-sale, totaled $7.0 million, using Level 1 inputs since these investments are traded in an active market.  The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active.  Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.  As of March 31, 2012, our available-for-sale investments in certificates of deposits, corporate bonds and municipal bonds, totaled $8.3 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.  As of March 31, 2012, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date.  At March 31, 2012, we also had $36.8 million in investments classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliate.  In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash.  We use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence.  Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value.  We eliminate all intercompany transactions in accounting for our equity method investments.  We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on the consolidated statements of income.  At March 31, 2012, our investment in unconsolidated affiliate totaled $2.6 million.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.  We did not recognize any impairment loss on investment in unconsolidated affiliate during fiscal 2012 and 2011.

Warranty Reserves.  We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments.  Our standard warranty obligation on instruments ranges from one to three years, depending on the type of product.  The estimated contractual warranty obligation is recorded when the related revenues are recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated.  Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience.  While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our estimated accrual for warranty exposure is based on our historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan.

A provision for defective reagent discs is recorded when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated, at which time they are included in cost of revenues.  The warranty cost includes the replacement costs and freight of a defective reagent disc.

As of March 31, 2012, our current portion of warranty reserves for instruments and reagent discs totaled $1.2 million and our non-current portion of warranty reserves for instruments totaled $601,000, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc.

Each quarter, we reevaluate our estimate of warranty reserves, including our assumptions.  During fiscal 2012, we recorded an additional accrual to pre-existing warranties of $257,000, which increased our warranty reserves and our cost of revenues, based on both historical and projected product performance rates of instruments.  For fiscal 2012, 2011 and 2010, the provision for warranty expense related to instruments was $1.2 million, $818,000 and $570,000, respectively.  The increase in the provision related to instruments during fiscal 2012 was primarily attributed to a change in our standard warranty period and an increase in the number of instruments under standard warranty.

Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary.  If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.  We review the historical warranty cost trends and analyze the adequacy of the ending accrual balance of warranty reserves each quarter.  The determination of warranty reserves requires us to make estimates of the estimated product failure rate, expected costs to repair or replace the instruments and to replace defective reagent discs under warranty.  If actual repair or replacement costs of instruments or replacement costs of reagent discs differ significantly from our estimates, adjustments to cost of revenues may be required.  Additionally, if factors change and we revise our assumptions on the product failure rate of instruments or reagent discs, then our warranty reserves and cost of revenues could be materially impacted in the quarter of such revision, as well as in following quarters.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes.  For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement.  Significant judgment is required to evaluate uncertain tax positions.  At March 31, 2012 and 2011, we had no significant uncertain tax positions.  Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.  For fiscal 2012, 2011 and 2010, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at March 31, 2012 and 2011, we had no accrued interest or penalties.

Share-Based Compensation Expense.  We recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors.

We have not granted any stock options since the beginning of fiscal 2007 and we did not grant stock options during fiscal 2012, 2011 or 2010.  For stock options granted prior to March 31, 2006, we use the Black-Scholes option pricing model to determine the fair value.  Determining the appropriate fair value model and calculating the fair value of share-based awards requires highly subjective assumptions, including risk-free interest rate, expected stock price volatility, expected term and expected dividends.

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

Share-based compensation expense resulted in a material impact on our earnings per share and on our consolidated financial statements for fiscal 2012, 2011 and 2010.  The impact of share-based compensation expense on our consolidated financial results is disclosed in Note 12, “Share-Based Compensation” in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.  As of March 31, 2012, our unrecognized compensation expense related to restricted stock unit awards granted to employees and directors to date totaled $19.3 million, which is expected to be recognized over a weighted average service period of 2.05 years.  We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future.  Excluding forfeitures, we estimate expense recognition of restricted stock units over the requisite service period of the award, for awards granted and unvested as of March 31, 2012 as follows:  $6.0 million in fiscal 2013, $7.3 million in fiscal 2014, $7.5 million in fiscal 2015 and $1.7 million in fiscal 2016.

RESULTS OF OPERATIONS

Total Revenues

Revenues by Geographic Region and by Product and Service Category.  Revenues by geographic region based on customer location and revenues by product and service category during fiscal 2012, 2011 and 2010 were as follows (in thousands, except percentages):

	Year Ended March 31,			Change 2011 to 2012		Change 2010 to 2011
Revenues by Geographic Region	2012	2011	2010	Increase/ (Decrease)	Percent Change	Increase/ (Decrease)	Percent Change
North America	$128,969	$117,992	$101,391	$10,977	9%	$16,601	16%
Percentage of total revenues	82%	82%	81%
Europe	21,926	20,308	18,547	1,618	8%	1,761	9%
Percentage of total revenues	14%	14%	15%
Asia Pacific and rest of the world	5,701	5,376	4,619	325	6%	757	16%
Percentage of total revenues	4%	4%	4%
Total revenues	$156,596	$143,676	$124,557	$12,920	9%	$19,119	15%

	Year Ended March 31,			Change 2011 to 2012		Change 2010 to 2011
Revenues by Product and Service Category	2012	2011	2010	Increase/ (Decrease)	Percent Change	Increase/ (Decrease)	Percent Change
Instruments(1)	$35,150	$32,092	$28,787	$3,058	10%	$3,305	11%
Percentage of total revenues	22%	22%	23%
Consumables(2)	113,810	102,920	85,819	10,890	11%	17,101	20%
Percentage of total revenues	73%	72%	69%
Other products and services(3)	7,472	7,412	6,809	60	1%	603	9%
Percentage of total revenues	5%	5%	5%
Product and service revenues, net	156,432	142,424	121,415	14,008	10%	21,009	17%
Percentage of total revenues	100%	99%	97%
Development and licensing revenues	164	1,252	3,142	(1,088)	(87)%	(1,890)	(60)%
Percentage of total revenues	<1%	1%	3%
Total revenues	$156,596	$143,676	$124,557	$12,920	9%	$19,119	15%

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro coagulation and specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro coagulation and specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

Fiscal 2012 Compared to Fiscal 2011

North America.  During fiscal 2012, total revenues in North America increased by 9%, or $11.0 million, as compared to fiscal 2011.  The change in total revenues in North America was primarily attributable to the following:

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America (excluding sales to the U.S. government) increased by 9%, or $1.6 million, primarily due to an increase in the sales volume of Piccolo chemistry analzyers to various distributors and an increase in the sales volume of medical reagent discs to various distributors resulting from higher sales to end users.

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs to the U.S. government decreased by 15%, or $566,000, primarily due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 9%, or $5.3 million, primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers due in part to additional sales personnel, (b) an increase in the sales volume of veterinary reagent discs resulting from an expanded installed base of our VetScan chemistry analyzers and (c) higher average selling prices of veterinary reagent discs.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 23%, or $2.9 million, primarily due to an increase in units of hematology reagent kits sold resulting from an expanded installed base of our VetScan hematology instruments.

•
Total sales from our VSpro coagulation and specialty analyzers and related consumables, i-STAT analyzers and related consumables and rapid tests in North America increased by 15%, or $2.7 million, primarily attributable to (a) an increase in the sales volume of i-STAT analyzers due in part to additional sales personnel and (b) an increase in the sales volume of rapid tests, which includes our Canine Heartworm Rapid Test, introduced in January 2009, our Canine Parvovirus Rapid Test, introduced in March 2011, our Giardia Rapid Test, introduced in May 2011 and our Lyme Rapid Test, introduced in March 2012.

•
Other product and service revenues in North America increased by 1%, or $48,000, primarily due to an increase in service revenue from veterinary reference laboratory diagnostic and consulting services provided by AVRL beginning in the third quarter of fiscal 2012.  The increase in other products and services was partially offset by an increase in deferred revenue related to extended maintenance contracts offered to customers from time to time as incentives in the form of free services in connection with the sale of our products.

•
Total revenues from development and licensing in North America decreased by 87%, or $1.1 million, primarily based on Cepheid’s discontinuation of license royalty payments in fiscal 2011.  For further information, see Note 10, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K.

Europe.  During fiscal 2012, total revenues in Europe increased by 8%, or $1.6 million, as compared to fiscal 2011.  Revenues from Piccolo chemistry analyzers and medical reagent discs increased by 4%, or $209,000, primarily due to an increase in the sales volume of medical reagent discs to various distributors, partially offset by a decrease in sales of Piccolo chemistry analyzers.  Revenues from veterinary instruments increased by 29%, or $1.2 million, primarily due to an increase in the sales volume of VetScan chemistry analyzers to various distributors.  Revenues from veterinary reagent discs increased by 1%, or $48,000, primarily attributable to higher Euro exchange rates during fiscal 2012, partially offset by a decrease in the sales volume primarily due to a change in ordering pattern of inventory purchases by a distributor.

Asia Pacific and rest of the world.  During fiscal 2012, total revenues in Asia Pacific and rest of the world increased by 6%, or $325,000, as compared to fiscal 2011.  The increase was primarily attributed to an increase in total revenues from VetScan chemistry analyzers and veterinary reagent discs of 5%, or $148,000 and an increase in total revenues from VetScan hematology instruments and hematology reagent kits of 12%, or $111,000.

Significant Concentration.  One distributor in the United States, Animal Health International, accounted for 15% of our total worldwide revenues during fiscal 2012.  Animal Health International was formed in 2011 from two animal health companies, which included Walco International, Inc., d/b/a DVM Resources.

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

Segment Results

We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments.  We manage our business on the basis of the following two reportable segments:  (i) the medical market and (ii) the veterinary market, which are based on the products sold and services provided by market and customer group.

Fiscal 2012 Compared to Fiscal 2011

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for fiscal 2012 and 2011 (in thousands, except percentages):

	Year Ended March 31,				Change
		Percent of		Percent of	Increase/	Percent
	2012	Revenues(1)	2011	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market	$30,279	100%	$28,988	100%	$1,291	4%
Percentage of total revenues	19%		20%
Veterinary Market	121,789	100%	108,400	100%	13,389	12%
Percentage of total revenues	78%		75%
Other(2)	4,528		6,288		(1,760)	(28)%
Percentage of total revenues	3%		5%
Total revenues	156,596		143,676		12,920	9%
Cost of revenues:
Medical Market	13,505	45%	13,647	47%	(142)	(1)%
Veterinary Market	52,466	43%	45,438	42%	7,028	15%
Other(2)	5,522		4,799		723	15%
Total cost of revenues	71,493		63,884		7,609	12%
Gross profit:
Medical Market	16,774	55%	15,341	53%	1,433	9%
Veterinary Market	69,323	57%	62,962	58%	6,361	10%
Other(2)	(994)		1,489		(2,483)	(167)%
Gross profit	$85,103		$79,792		$5,311	7%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During fiscal 2012, total revenues in the medical market increased by 4%, or $1.3 million, as compared to fiscal 2011.  Total revenues from Piccolo chemistry analyzers were flat, during fiscal 2012 as compared to fiscal 2011, primarily attributable to an increase in the sales volume to various distributors in North America, partially offset by a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011 and a decrease in sales of Piccolo chemistry analyzers in Europe.  Total revenues from medical reagent discs increased by 6%, or $1.2 million, during fiscal 2012 as compared to fiscal 2011, primarily attributable to (a) an increase in the sales volume to various distributors in North America resulting from higher sales to end users and (b) an increase in the sales volume to various distributors in Europe.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 9%, or $1.4 million, during fiscal 2012 as compared to fiscal 2011.  Gross profit percentages for the medical market segment during fiscal 2012 and 2011 were 55% and 53%, respectively.  In absolute dollars, the increase in gross profit for the medical market segment was primarily attributable to (a) an increase in the sales volume of medical reagent discs during fiscal 2012 and (b) lower manufacturing costs on medical reagent discs during fiscal 2012.  The increase in gross profit was partially offset by lower average selling prices of Piccolo chemistry analyzers during fiscal 2012.  As a percentage, the increase in gross profit was primarily due to (a) an increase in the sales volume of medical reagent discs during fiscal 2012 and (b) lower manufacturing costs on medical reagent discs during fiscal 2012.

Veterinary Market

Revenues for Veterinary Market Segment

During fiscal 2012, total revenues in the veterinary market increased by 12%, or $13.4 million, as compared to fiscal 2011.  Total revenues from veterinary instruments increased by 13%, or $3.0 million, during fiscal 2012 as compared to fiscal 2011, primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers and i-STAT analyzers in North America, both due in part to additional sales personnel, and (b) an increase in the sales volume of VetScan chemistry analyzers to various distributors in Europe.

Total revenues from consumables in the veterinary market increased by 12%, or $9.7 million, during fiscal 2012 as compared to fiscal 2011, primarily attributable to (a) an increase in the sales volume of veterinary reagent discs in North America resulting from an expanded installed base of our VetScan chemistry analyzers, (b) higher average selling prices of veterinary reagent discs in North America, (c) higher Euro exchange rates of our veterinary reagent discs sold in Europe during fiscal 2012, (d) an increase in units of hematology reagent kits sold in North America resulting from an expanded installed base of our VetScan hematology instruments and (e) an increase in the sales volume of rapid tests in North America, which includes our Canine Heartworm Rapid Test, introduced in January 2009, our Canine Parvovirus Rapid Test, introduced in March 2011, our Giardia Rapid Test, introduced in May 2011 and our Lyme Rapid Test, introduced in March 2012.  The net increase in revenues from consumables was partially offset by a decrease in the sales volume of veterinary reagent discs in Europe primarily due to a change in ordering pattern of inventory purchases by a distributor.

Total revenues from other products and services in the veterinary market increased by 56%, or $740,000, primarily attributable to veterinary reference laboratory diagnostic and consulting services provided by AVRL in North America beginning in the third quarter of fiscal 2012.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 10%, or $6.4 million, during fiscal 2012 as compared to fiscal 2011.  Gross profit percentages for the veterinary market segment during fiscal 2012 and 2011 were 57% and 58%, respectively.  In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) an increase in the sales volume of VetScan chemistry analyzers, veterinary reagent discs, hematology reagent kits and rapid tests during fiscal 2012, (b) higher average selling prices of veterinary reagent discs during fiscal 2012 and (c) lower manufacturing costs of veterinary reagent discs during fiscal 2012.  The increase in gross profit was partially offset by (a) higher costs of VetScan hematology instruments due to the Euro exchange rates and higher manufacturing and repair costs during fiscal 2012 and (b) cost of services provided by AVRL beginning in the third quarter of fiscal 2012.  As a percentage, the decrease in gross profit was primarily due to (a) an increase in freight costs to ship products, (b) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution and (c) cost of services provided by AVRL beginning in the third quarter of fiscal 2012.

Other

Gross profit in our other category decreased by 167%, or $2.5 million, during fiscal 2012 as compared to fiscal 2011, primarily attributable to (a) a decrease in development and licensing revenue based on Cepheid’s discontinuation of license royalty payments, (b) an increase in deferred revenue related to extended maintenance contracts offered to customers from time to time as incentives in the form of free services in connection with the sale of our products and (c) an increase in costs of materials and overhead allocations on facilities, both related to our instrument repair and support center, which are not allocated to a particular segment.

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

Medical Market

Revenues for Medical Market Segment

During fiscal 2011, total revenues in the medical market increased by 20%, or $4.8 million, as compared to fiscal 2010.  Components of the change were as follows:

Instruments.  Total revenues from sales of our Piccolo chemistry analyzers increased by 31%, or $2.0 million, during fiscal 2011 as compared to fiscal 2010.  The increase in revenues was primarily attributed to (a) an increase in revenues in North America (excluding the U.S. government) of 31%, or $985,000, primarily due to an increase in units sold to distributors resulting from higher sales to end users during the first nine months of fiscal 2011, and (b) an increase in revenues in Europe by 46%, or $721,000, primarily due to an increase in sales to distributors during the first six months of fiscal 2011.

Consumables.  Total revenues from medical reagent discs increased by 16%, or $2.7 million, during fiscal 2011 as compared to fiscal 2010.  The increase in revenues was primarily attributed to (a) an increase in revenues in North America (excluding the U.S. government) of 14%, or $1.8 million, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers and (b) an increase in revenues in Europe of 15%, or $337,000, primarily due to an increase in units sold resulting from an expanded installed base of our Piccolo chemistry analyzers.

Total sales of our Piccolo chemistry analyzers and medical reagent discs to the U.S. government increased 23%, or $700,000, primarily due to an increase in the needs for our products during the third quarter of fiscal 2011, which were not predictable.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 12%, or $1.7 million, during fiscal 2011 as compared to fiscal 2010.  Gross profit percentages for the medical market segment during fiscal 2011 and 2010 were 53% and 57%, respectively.  In absolute dollars, the increase in gross profit for the medical market segment was primarily due to an increase in units of Piccolo chemistry analyzers and medical reagent discs sold during fiscal 2011, partially offset by higher manufacturing costs on medical reagent discs during fiscal 2011.  As a percentage, the decrease in gross profit was primarily due to (a) lower average selling prices of medical reagent discs sold during fiscal 2011 and (b) higher manufacturing costs on medical reagent discs during fiscal 2011.

Veterinary Market

Revenues for Veterinary Market Segment

During fiscal 2011, total revenues in the veterinary market increased by 17%, or $16.0 million, as compared to fiscal 2010.  Total revenues from veterinary instruments increased by 6%, or $1.3 million, during fiscal 2011 as compared to fiscal 2010.  Total revenues from consumables in the veterinary market increased by 21%, or $14.4 million, during fiscal 2011 as compared to fiscal 2010.  Components of the change were as follows:

•
Sales of our VetScan chemistry analyzers decreased by 5%, or $586,000, during fiscal 2011 as compared to fiscal 2010.  The decrease in revenues was primarily attributed to a decrease in revenues in Europe of 15%, or $509,000, primarily due to lower inventory purchases by a distributor.

•
Total revenues from veterinary reagent discs increased by 12%, or $6.8 million, during fiscal 2011 as compared to fiscal 2010.  The increase in revenues was primarily attributed to (a) an increase in revenues in North America of 13%, or $5.6 million, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers and higher average selling prices, (b) an increase in revenues in Europe of 10%, or $905,000, primarily due to an increase in units sold resulting from an expanded installed base of our VetScan chemistry analyzers, and (c) an increase in revenues in Asia Pacific and rest of the world of 13%, or $283,000, primarily due to increased sales to various distributors during fiscal 2011.

•
Total sales of our VetScan hematology instruments and hematology reagent kits increased by 13%, or $1.7 million, during fiscal 2011 as compared to fiscal 2010.  The increase in revenues was primarily attributed to an increase in revenues in North America of 14%, or $1.6 million, due to (a) an increase in units of VetScan hematology instruments sold and (b) an increase in units of hematology reagent kits sold resulting from an expanded installed base of our VetScan hematology instruments.

•
Total sales from our OEM supplied products (excluding hematology) increased by 74%, or $7.9 million, during fiscal 2011 as compared to fiscal 2010. The increase was primarily in North America due to the commencement of sales and marketing activities for our VetScan VSpro coagulation and specialty analyzers and related consumables (launched in the fourth quarter of fiscal 2009), canine heartworm rapid tests (launched in the fourth quarter of fiscal 2009), and VetScan i-STAT analyzers (launched in the second quarter of fiscal 2010) and related VetScan i-STAT consumables (launched in the first quarter of fiscal 2010).

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 14%, or $7.7 million, during fiscal 2011 as compared to fiscal 2010.  Gross profit percentages for the veterinary market segment during fiscal 2011 and 2010 were 58% and 60%, respectively.  In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) an increase in the sales volume of veterinary reagent discs, hematology instruments, hematology reagent kits, VetScan i-STAT analyzers and related consumables and canine heartworm rapid tests during fiscal 2011 and (b) a stronger U.S. dollar relative to the Euro currency on hematology instruments during fiscal 2011.  The increase was partially offset by (a) higher manufacturing costs on veterinary reagent discs during fiscal 2011 and (b) higher unit costs from our supplier of VetScan i-STAT consumables during fiscal 2011, primarily due to a pricing promotion during fiscal 2010.  As a percentage, the decrease in gross profit was primarily due to (a) higher manufacturing costs on veterinary reagent discs during fiscal 2011 and (b) higher relative sales of VetScan i-STAT analyzers and related consumables, which have a lower gross margin contribution.

Cost of Revenues

The following sets forth our cost of revenues for fiscal 2012, 2011 and 2010 (in thousands, except percentages):

	Year Ended March 31,			Change 2011 to 2012		Change 2010 to 2011
				Increase/	Percent	Increase/	Percent
	2012	2011	2010	(Decrease)	Change	(Decrease)	Change
Cost of revenues	$71,493	$63,884	$52,435	$7,609	12%	$11,449	22%
Percentage of total revenues	46%	44%	42%

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

Fiscal 2012 Compared to Fiscal 2011

The increase in cost of revenues, in absolute dollars, during fiscal 2012 as compared to fiscal 2011, was primarily due to (a) an increase in the sales volume of Piccolo and VetScan chemistry analyzers, VetScan hematology instruments and VetScan i-STAT analyzers, (b) an increase in the sales volume of medical and veterinary reagent discs, hematology reagent kits and rapid tests (c) higher costs of VetScan hematology instruments due to the Euro exchange rates and higher manufacturing and repair costs, (d) an increase in freight costs to ship products and (e) cost of services provided by AVRL beginning in the third quarter of fiscal 2012.  The increase in cost of revenues was partially offset by lower manufacturing costs of reagent discs.  While we have an ongoing cost improvement program to reduce material and component costs and are implementing design changes and process improvements, any cost reductions and design and process improvements may be partially offset by increases in other manufacturing costs in subsequent periods.

Fiscal 2011 Compared to Fiscal 2010

The increase in cost of revenues, in absolute dollars, during fiscal 2011 as compared to fiscal 2010, was primarily due to (a) an increase in the sales volume of our medical and veterinary reagent discs and VetScan i-STAT analyzers and related consumables during fiscal 2011, (b) higher manufacturing costs on our medical and veterinary reagent discs, primarily due to higher yield losses related to plastic bases and (c) higher freight costs to ship products.  As a percentage of total revenues, the increase in cost of revenues during fiscal 2011, as compared to fiscal 2010, was primarily due to (a) a pricing promotion by our supplier of VetScan i-STAT consumables during fiscal 2010 and (b) higher manufacturing costs on our medical and veterinary reagent discs during fiscal 2011.

Gross Profit

The following sets forth our gross profit for fiscal 2012, 2011 and 2010 (in thousands, except percentages):

	Year Ended March 31,			Change 2011 to 2012		Change 2010 to 2011
				Increase/	Percent	Increase/	Percent
	2012	2011	2010	(Decrease)	Change	(Decrease)	Change
Total gross profit	$85,103	$79,792	$72,122	$5,311	7%	$7,670	11%
Total gross margin	54%	56%	58%

Fiscal 2012 Compared to Fiscal 2011

Gross profit in fiscal 2012 increased by 7%, or $5.3 million, as compared to fiscal 2011, primarily attributable to the following: (a) an increase in the sales volume of VetScan chemistry analyzers, medical and veterinary reagent discs, hematology reagent kits and rapid tests during fiscal 2012, (b) higher average selling prices of veterinary reagent discs during fiscal 2012 and (c) lower manufacturing costs on medical and veterinary reagent discs during fiscal 2012.  The increase in gross profit was partially offset by (a) lower average selling prices of Piccolo chemistry analyzers during fiscal 2012, (b) higher costs of VetScan hematology instruments due to the Euro exchange rates and higher manufacturing and repair costs during fiscal 2012, (c) cost of services provided by AVRL beginning in the third quarter of fiscal 2012, (d) a decrease in development and licensing revenue based on Cepheid’s discontinuation of license royalty payments, (e) an increase in deferred revenue related to extended maintenance contracts offered to customers from time to time as incentives in the form of free services in connection with the sale of our products and (f) an increase in costs of materials and overhead allocations on facilities, both related to our instrument repair and support center.  As a percentage, the decrease in gross profit was primarily due to (a) an increase in freight costs to ship products, (b) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution and (c) cost of services provided by AVRL beginning in the third quarter of fiscal 2012, partially offset by (a) an increase in the sales volume of medical reagent discs during fiscal 2012 and (b) lower manufacturing costs on medical reagent discs during fiscal 2012.

Fiscal 2011 Compared to Fiscal 2010

Gross profit in fiscal 2011 increased by 11%, or $7.7 million, as compared to fiscal 2010, primarily due to the following: (a) an increase in the sales volume of Piccolo chemistry analyzers and medical reagent discs sold during fiscal 2011, (b) an increase in the sales volume of veterinary reagent discs, hematology instruments, hematology reagent kits, VetScan i-STAT analyzers and related consumables and canine heartworm rapid tests during fiscal 2011, and (c) a stronger U.S. dollar relative to the Euro currency on hematology instruments during fiscal 2011.  The increase was partially offset by (a) higher manufacturing costs on medical and veterinary reagent discs during fiscal 2011, primarily due to higher yield losses related to plastic bases and (b) higher unit costs from our supplier of VetScan i-STAT consumables during fiscal 2011, primarily due to a pricing promotion during fiscal 2010.  As a percentage, the decrease in gross profit was primarily due to (a) higher manufacturing costs on medical and veterinary reagent discs during fiscal 2011, and (b) higher relative sales of VetScan i-STAT analyzers and related consumables, which have a lower gross margin contribution.

Research and Development

The following sets forth our research and development expenses for fiscal 2012, 2011 and 2010 (in thousands, except percentages):

	Year Ended March 31,			Change 2011 to 2012		Change 2010 to 2011
				Increase/	Percent	Increase/	Percent
	2012	2011	2010	(Decrease)	Change	(Decrease)	Change
Research and development	$12,246	$11,973	$10,688	$273	2%	$1,285	12%
Percentage of total revenues	8%	8%	9%

Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products.

Fiscal 2012 Compared to Fiscal 2011

Research and development expenses in fiscal 2012 increased by 2%, or $273,000, as compared to fiscal 2011.  Research and development expenses in fiscal 2012 related primarily to new product development and enhancement of existing products and clinical trials.  Research and development expenses are based on the project activities planned and the level of spending depends on budgeted expenditures.  The projects primarily relate to new product development in both the medical and veterinary markets and costs related to compliance with FDA regulations and clinical trials.  Share-based compensation expense included in research and development expenses during fiscal 2012 and 2011 was $866,000 and $880,000, respectively.

We anticipate the dollar amount of research and development expenses to increase in fiscal 2013 from fiscal 2012 but remain consistent as a percentage of total revenues, as we complete new products for both the medical and veterinary markets.

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

Sales and Marketing

The following sets forth our sales and marketing expenses for fiscal 2012, 2011 and 2010 (in thousands, except percentages):

	Year Ended March 31,			Change 2011 to 2012		Change 2010 to 2011
				Increase/	Percent	Increase/	Percent
	2012	2011	2010	(Decrease)	Change	(Decrease)	Change
Sales and marketing expenses	$39,618	$34,384	$30,138	$5,234	15%	$4,246	14%
Percentage of total revenues	25%	24%	24%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, services related to customer and technical support and costs associated with advertising and marketing of AVRL.

Fiscal 2012 Compared to Fiscal 2011

Sales and marketing expenses in fiscal 2012 increased by 15%, or $5.2 million, as compared to fiscal 2011.  The increase was primarily due to (a) increased personnel-related costs resulting from an increase in headcount to support the growth in our veterinary market in North America and (b) increased promotional and marketing related spending in our veterinary market in North America.  Share-based compensation expense included in sales and marketing expenses during fiscal 2012 and 2011 was $1.9 million and $1.5 million, respectively.

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

General and Administrative

The following sets forth our general and administrative expenses for fiscal 2012, 2011 and 2010 (in thousands, except percentages):

	Year Ended March 31,			Change 2011 to 2012		Change 2010 to 2011
				Increase/	Percent	Increase/	Percent
	2012	2011	2010	(Decrease)	Change	(Decrease)	Change
General and administrative expenses	$13,782	$10,963	$10,521	$2,819	26%	$442	4%
Percentage of total revenues	9%	8%	8%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

Fiscal 2012 Compared to Fiscal 2011

General and administrative expenses in fiscal 2012 increased by 26%, or $2.8 million, as compared to fiscal 2011, primarily due to (a) an increase of $1.5 million in legal expenses, primarily related to pursuing our Cepheid patent infringement case (see Note 10, “Commitments and Contingencies,” of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for further information) and compliance in an investigation by the United States Federal Trade Commission of a competitor and (b) an increase of $1.6 million related to start-up costs to develop AVRL during the first and second quarters of fiscal 2012.  AVRL began providing services starting in the third quarter of fiscal 2012.  Share-based compensation expense included in general and administrative expenses during fiscal 2012 and 2011 was $2.0 million and $1.8 million, respectively.

Fiscal 2011 Compared to Fiscal 2010

General and administrative expenses in fiscal 2011 increased by 4%, or $442,000, as compared to fiscal 2010, primarily due to (a) legal expenses related to pursuing a patent infringement case and (b) legal costs related to compliance in an investigation by the United States Federal Trade Commission of a competitor.  The increase was partially offset by a decrease primarily due to lower personnel-related costs resulting from a decrease in share-based compensation expense during fiscal 2011 as forfeiture estimates were adjusted to reflect actual forfeitures when an award vests.  Share-based compensation expense included in general and administrative expenses during fiscal 2011 and 2010 was $1.8 million and $2.9 million, respectively.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net for fiscal 2012, 2011 and 2010 (in thousands, except percentages):

	Year Ended March 31,			Change 2011 to 2012		Change 2010 to 2011
				Increase/	Percent	Increase/	Percent
	2012	2011	2010	(Decrease)	Change	(Decrease)	Change
Interest and other income (expense), net	$710	$1,099	$630	$(389)	(35)%	$469	74%

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income and loss of an unconsolidated affiliate.

Fiscal 2012 Compared to Fiscal 2011

Interest and other income (expense), net in fiscal 2012 decreased by 35%, or $389,000, as compared to fiscal 2011.  The decrease in interest and other income (expense), net in fiscal 2012, as compared to fiscal 2011, was primarily due to (a) net unfavorable foreign currency exchange rates during the second and third quarters of fiscal 2012 and (b) equity in net loss of an unconsolidated affiliate.  The decrease was partially offset by (a) net favorable foreign currency exchange rates during the first quarter of fiscal 2012, (b) grant income awarded to set up AVRL and (c) grant income from the City of Union City to purchase capital equipment, which we recognize over the asset’s estimated useful life (see Note 9, “Borrowings,” of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for further information).

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

Income Tax Provision

The following sets forth, our income tax provision for fiscal 2012, 2011 and 2010 (in thousands, except percentages):

	Year Ended March 31,
	2012	2011	2010
Income tax provision	$7,076	$9,034	$8,382
Effective tax rate	35%	38%	39%

Fiscal 2012 Compared to Fiscal 2011

For fiscal 2012 and fiscal 2011, the income tax provisions were $7.1 million, based on an effective tax rate of 35%, and $9.0 million, based on an effective tax rate of 38%, respectively.  The decrease in the effective tax rate during fiscal 2012, as compared to fiscal 2011, was primarily due to lower state tax expenses resulting from the change in California to a single factor apportionment.

We expect our effective tax rate will be approximately 37% for federal, foreign and various state tax jurisdictions in fiscal 2013.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at March 31, 2012, 2011 and 2010 (in thousands, except percentages):

	March 31,
	2012	2011	2010
Cash and cash equivalents	$45,843	$43,471	$27,857
Short-term investments	21,689	25,981	32,343
Long-term investments	23,442	36,237	36,319
Total cash, cash equivalents and investments	$90,974	$105,689	$96,519
Percentage of total assets	50%	56%	58%

At March 31, 2012, we had net working capital of $110.0 million compared to $107.5 million at March 31, 2011.

Cash Flow Changes

Cash provided by (used in) during fiscal 2012, 2011 and 2010 were as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Net cash provided by operating activities	$21,973	$16,369	$22,672
Net cash provided by (used in) investing activities	8,479	(3,808)	(46,624)
Net cash provided by (used in) financing activities	(27,915)	2,784	2,565
Effect of exchange rate changes on cash and cash equivalents	(165)	269	7
Net increase (decrease) in cash and cash equivalents	$2,372	$15,614	$(21,380)

Cash and cash equivalents at March 31, 2012 were $45.8 million compared to $43.5 million at March 31, 2011.  The increase in cash and cash equivalents during fiscal 2012 was primarily due to net cash provided by operating activities of $22.0 million and proceeds from maturities and redemptions of investments of $42.6 million.  The increase was partially offset by purchases of investments of $26.4 million, purchases of property and equipment of $7.7 million, payments made for tax withholdings related to net share settlements of restricted stock units of $2.2 million and repurchases of common stock of $27.3 million during fiscal 2012.

In fiscal 2012, 2011 and 2010, the effect of exchange rate changes on cash and cash equivalents and the net gain and loss on foreign exchange translation were presented in our consolidated statements of cash flows, resulting from the incorporation of our wholly-owned subsidiary, Abaxis Europe GmbH, in fiscal 2009.  Abaxis Europe GmbH maintains foreign currency denominated accounts.

Cash Flows from Operating Activities

During fiscal 2012, we generated $22.0 million in cash from operating activities, compared to $16.4 million in fiscal 2011.  The cash provided by operating activities during fiscal 2012 was primarily the result of net income of $13.1 million during fiscal 2012, adjusted for the effects of non-cash adjustments including depreciation and amortization of $5.1 million and share-based compensation expense of $5.7 million, partially offset by a decrease of $862,000 related to excess tax benefits from share-based awards.

Other changes in operating activities during fiscal 2012 were as follows:

(i) Receivables, net increased by $2.8 million, from $27.9 million at March 31, 2011 to $30.7 million as of March 31, 2012, primarily due to higher sales in the last month of the quarter ended March 31, 2012.

(ii) Prepaid expenses and other current assets increased by $1.9 million from $3.5 million at March 31, 2011 to $5.4 million as of March 31, 2012, primarily due to a deposit to Diatron MI PLC for future purchases of hematology instruments and reagents.

(iii) Current net deferred tax assets increased by $729,000, from $3.4 million at March 31, 2011 to $4.2 million as of March 31, 2012, primarily as a result of increases in non-deductible accruals and reserves.

(iv) Non-current net deferred tax assets decreased by $1.2 million, from $1.2 million at March 31, 2011 to $0 as of March 31, 2012, primarily as a result of higher U.S. federal bonus depreciation deductions during fiscal 2012.

(v) Accrued taxes decreased by $293,000, from $559,000 at March 31, 2011 to $266,000 as of March 31, 2012, primarily due to income taxes payable by our subsidiary in Germany.

(vi) Net deferred tax liabilities, non-current increased by $199,000, from $0 at March 31, 2011 to $199,000 as of March 31, 2012, primarily as a result of higher U.S. federal bonus depreciation deductions during fiscal 2012.

(vii) Total deferred revenue increased by $918,000, resulting from an increase in the current portion of deferred revenue of $259,000, from $953,000 at March 31, 2011 to $1.2 million as of March 31, 2012 and an increase in the non-current portion of deferred revenue of $659,000, from $1.7 million at March 31, 2011 to $2.4 million as of March 31, 2012.  The increase in deferred revenue balances is due to an increase in maintenance contracts offered to customers from time to time in the form of free services in connection with the sale of our products, partially offset by deferred revenue recognized ratably over the life of the maintenance contract.

(viii) Total warranty reserves increased by $624,000, resulting from an increase in the current portion of warranty reserves of $214,000, from $1.0 million at March 31, 2011 to $1.2 million as of March 31, 2012 and an increase in the non-current portion of warranty reserves of $410,000, from $191,000 at March 31, 2011 to $601,000 as of March 31, 2012.  The increase in warranty reserves is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs.  The increase in warranty reserves balances is due to a change in our standard warranty period and an increase in the number of instruments under standard warranty.  Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary.  If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

We anticipate that we will incur incremental additional costs to support our future operations, including further additional pre-clinical testing and clinical trials for our current and future products; research and design costs related to the continuing development of our current and future products; acquisition of capital equipment for our manufacturing facility and costs to operate AVRL.  Furthermore, during fiscal 2012, we incurred legal costs related to (a) a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties and (b) compliance in an investigation by the United States Federal Trade Commission of a competitor.  In the future, we may continue to incur additional legal costs.

Cash Flows from Investing Activities

Net cash provided by investing activities during fiscal 2012 totaled $8.5 million, compared to net cash used in investing activities of $3.8 million during fiscal 2011.  Changes in investing activities were as follows:

Investments.  Cash provided by proceeds from maturities and redemptions of investments in certificates of deposits, commercial paper, corporate bonds, municipal bonds and U.S. agency securities totaled $42.6 million during fiscal 2012.  Cash used to purchase investments in certificates of deposits, corporate bonds, municipal bonds and U.S. agency securities totaled $26.4 million during fiscal 2012.

Property and Equipment.  Cash used to purchase property and equipment totaled $7.7 million during fiscal 2012, primarily to support (a) increased capacity requirements in our production line, (b) leasehold improvements on our principal facilities and (c) development of AVRL.  We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business.

Cash Flows from Financing Activities

Net cash used in financing activities during fiscal 2012 totaled $27.9 million, primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $2.2 million and repurchases of common stock of $27.3 million, partially offset by proceeds from the exercise of stock options of $615,000 and excess tax benefits from share-based awards of $862,000.

Share Repurchase Program

In August 2011, our Board of Directors authorized the repurchase of up to an aggregate of $40.0 million of our common stock.  In January 2012, the Board of Directors approved a $15.0 million increase to our existing share repurchase program, to a total of $55.0 million.  As of March 31, 2012, $27.7 million of our common stock may yet be purchased under such authorization.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.  Repurchased shares are retired.

During fiscal 2012, we repurchased 1,168,000 shares for $27.3 million, including commissions, at an average per share cost of $23.41.

Financial Condition

We believe that cash and cash equivalents, investments and expected cash flows from operations will be sufficient to fund our operations, capital requirements and share repurchase program for at least the next twelve months.  Our future capital requirements will largely depend upon the increased market acceptance of our point-of-care blood analyzer products and of our Abaxis Veterinary Reference Laboratories.  However, our sales for any future periods are not predictable with a significant degree of certainty.  Regardless, we may seek to raise additional funds to pursue strategic opportunities.

Contractual Obligations

As of March 31, 2012, our contractual obligations for succeeding fiscal years are as follows (in thousands):

	Payments Due by Period
	Total	2013	2014-2015	2016-2017	After 2017
Long-term debt obligations(1)	$1,080	$143	$271	$251	$415
Operating lease obligations(2)	15,093	1,860	3,721	3,390	6,122
Purchase obligations(3)	23,953	8,728	12,780	2,445	-
	$40,126	$10,731	$16,772	$6,086	$6,537

(1)	Long-term debt obligations include interest payments associated with notes payable, which are described below in “Notes Payable.”
(2)	Operating lease obligations are described below in “Operating Leases.”
(3)	Purchase obligations are described below in “Purchase Commitments.”

Operating Leases.  Operating lease obligations were comprised of our principal facility and various leased facilities and office equipment under operating lease agreements, which expire on various dates from fiscal 2013 through fiscal 2021.  Our principal facilities located in Union City, California is under a non-cancelable operating lease agreement, which expires in fiscal 2021.

Purchase Commitments.  In October 2008, we entered into an OEM agreement with SMB of Denmark to purchase coagulation and specialty analyzers and related cartridges.  Effective January 2011, we amended and restated our OEM agreement, including the terms of our minimum purchase commitments.  Under the amended agreement, we committed to purchase a minimum number of coagulation and specialty analyzers and related cartridges on an annual basis during each calendar year 2011 through 2015.  Our purchase obligations in the future may be adjusted if our minimum purchase commitments are not met during a calendar year period.  At March 31, 2012, our total remaining outstanding commitment due is approximately $11.3 million.

In December 2011, we executed a term sheet to enter into a development and supply equipment agreement with Diatron of Hungary to purchase Diatron hematology instruments.  Under the terms of this agreement, we committed to purchase a minimum number of hematology instruments on an annual basis during each calendar year 2012 through 2014, which can be amended upon agreement by both parties.  At March 31, 2012, our outstanding commitment due is approximately $12.6 million.  At March 31, 2012, we prepaid $1.4 million to Diatron for future purchases of hematology instruments and reagents, which was recorded in prepaid expenses and other currents assets on the consolidated balance sheets.  The commitment amount is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end.  Since the exchange rate can fluctuate in the future, the commitment in absolute dollars will change accordingly.

Notes Payable.  We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan was effective January 2011, bears interest at 5.0% and is payable quarterly.  As of March 31, 2012, our short-term and long-term notes payable balances were $100,000 and $783,000, respectively, and we recorded the short-term balance in other accrued liabilities on the consolidated balance sheets.  The entire outstanding balance of the note shall be payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of March 31, 2012.

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

Patent Licensing Agreement.  Effective January 2009, we entered into a license agreement with Alere.  Under our license agreement, we licensed co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace.  The license agreement provides that Alere shall not grant any future rights to any third parties under its current lateral flow patent rights in the animal health diagnostics field in the professional marketplace.  The license agreement enables us to develop and market products under rights from Alere to address animal health and laboratory animal research markets.

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

Contingencies

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of March 31, 2012, we had not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.  A claims construction hearing was held in June 2011 and the court has issued its claims construction order.  The case is ongoing.  A trial date has been set for September 24, 2012.

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

Off-Balance Sheet Arrangements

As of March 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933.  In addition, we identified no variable interests in any variable interest entities.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments.  Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk.  At March 31, 2012, our short-term and long-term investments totaled $21.7 million and $23.4 million, respectively, consisting of investments in certificates of deposits, corporate bonds and municipal bonds.

As of March 31, 2012, we had $36.8 million in investments classified as held-to-maturity and carried at amortized cost.  We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at March 31, 2012 until maturity and therefore, we believe we have no material exposure to interest rate risk.  As of March 31, 2012, our investments classified as available-for-sale totaled $8.3 million, which we recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of any tax effects, in stockholders’ equity.  A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at March 31, 2012 indicated that such market movement would not have a material effect on our business, operating results or financial condition.  We have not experienced any significant loss on our investment portfolio during fiscal 2012 and 2011.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments.  In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Accounting Standards Codification 815, “Derivatives and Hedging.”

Investment in a Privately Held Company

In February 2011, we purchased a 15% equity ownership interest in SMB, a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of our VetScan VSpro point-of-care coagulation and specialty analyzer since 2008.  The investment is recorded in “Investment in Unconsolidated Affiliate” in our consolidated balance sheets and we use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence.  As of March 31, 2012, the total carrying amount of our investment in SMB was $2.6 million.  The investment is inherently risky and we could lose our entire investment in this company.  To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

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

Item 8.  Financial Statements and Supplementary Data

ABAXIS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Abaxis, Inc.

We have audited the accompanying consolidated balance sheets of Abaxis, Inc. and its subsidiary (“the Company”) as of March 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2012.  Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a) 2.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abaxis, Inc. and its subsidiary as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2012 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
June 14, 2012

ABAXIS, INC.
CONSOLIDATED BALANCE  SHEETS
(In thousands, except share data)

	March 31,
ASSETS	2012	2011
Current assets:
Cash and cash equivalents	$45,843	$43,471
Short-term investments	21,689	25,981
Receivables (net of allowances of $283 in 2012 and $320 in 2011)	30,694	27,880
Inventories	19,597	19,814
Prepaid expenses and other current assets	5,423	3,496
Net deferred tax assets, current	4,151	3,422
Total current assets	127,397	124,064
Long-term investments	23,442	36,237
Investment in unconsolidated affiliate	2,626	2,769
Property and equipment, net	24,296	19,637
Intangible assets, net	3,990	4,216
Net deferred tax assets, non-current	-	1,203
Other assets	85	134
Total assets	$181,836	$188,260

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,381	$6,173
Accrued payroll and related expenses	6,336	6,129
Accrued taxes	266	559
Other accrued liabilities	1,991	1,677
Deferred revenue	1,212	953
Warranty reserve	1,245	1,031
Total current liabilities	17,431	16,522
Non-current liabilities:
Deferred rent	641	416
Net deferred tax liabilities	199	-
Deferred revenue	2,396	1,737
Warranty reserve	601	191
Notes payable, less current portion	783	746
Total non-current liabilities	4,620	3,090
Total liabilities	22,051	19,612
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding in 2012 and 2011	-	-
Common stock, no par value: 35,000,000 shares authorized; 21,699,000 and 22,587,000 shares issued and outstanding in 2012 and 2011, respectively	110,063	132,042
Retained earnings	49,697	36,606
Accumulated other comprehensive income	25	-
Total shareholders' equity	159,785	168,648
Total liabilities and shareholders' equity	$181,836	$188,260

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended March 31,
	2012	2011	2010
Revenues	$156,596	$143,676	$124,557
Cost of revenues	71,493	63,884	52,435
Gross profit	85,103	79,792	72,122
Operating expenses:
Research and development	12,246	11,973	10,688
Sales and marketing	39,618	34,384	30,138
General and administrative	13,782	10,963	10,521
Total operating expenses	65,646	57,320	51,347
Income from operations	19,457	22,472	20,775
Interest and other income (expense), net	710	1,099	630
Income before income tax provision	20,167	23,571	21,405
Income tax provision	7,076	9,034	8,382
Net income	$13,091	$14,537	$13,023
Net income per share:
Basic net income per share	$0.59	$0.65	$0.59
Diluted net income per share	$0.58	$0.64	$0.58
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,084	22,365	22,021
Weighted average common shares outstanding - diluted	22,462	22,858	22,606

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME
(In thousands, except share data)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'	Comprehensive
	Shares	Amount	Earnings	Income	Equity	Income
Balances at March 31, 2009	21,933,000	$117,846	$9,046	$-	$126,892
Common stock issued under stock option exercises	128,000	915	-	-	915
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	51,000	(446)	-	-	(446)
Share-based compensation	-	5,398	-	-	5,398
Excess tax benefits from share-based awards and other tax adjustments	-	1,337	-	-	1,337
Components of comprehensive income:
Net income	-	-	13,023	-	13,023	$13,023
Change in unrealized gain (loss) on investments, net of tax	-	-	-	-	-	-
Comprehensive income	-	-	-	-	-	$13,023
Balances at March 31, 2010	22,112,000	125,050	22,069	-	147,119
Common stock issued under stock option exercises	314,000	1,684	-	-	1,684
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	161,000	(2,013)	-	-	(2,013)
Share-based compensation	-	4,857	-	-	4,857
Excess tax benefits from share-based awards and other tax adjustments	-	2,215	-	-	2,215
Warrants issued for intangible assets	-	249	-	-	249
Components of comprehensive income:
Net income	-	-	14,537	-	14,537	$14,537
Change in unrealized gain (loss) on investments, net of tax	-	-	-	-	-	-
Comprehensive income	-	-	-	-	-	$14,537
Balances at March 31, 2011	22,587,000	132,042	36,606	-	168,648
Common stock issued under stock option exercises	122,000	615	-	-	615
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	158,000	(2,211)	-	-	(2,211)
Repurchases of common stock, net	(1,168,000)	(27,328)	-	-	(27,328)
Share-based compensation	-	5,715	-	-	5,715
Excess tax benefits from share-based awards and other tax adjustments	-	842	-	-	842
Warrants issued for intangible assets	-	388	-	-	388
Components of comprehensive income:
Net income	-	-	13,091	-	13,091	$13,091
Change in unrealized gain (loss) on investments, net of tax	-	-	-	25	25	25
Comprehensive income	-	-	-	-	-	$13,116
Balances at March 31, 2012	21,699,000	$110,063	$49,697	$25	$159,785

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF CASH  FLOWS
(In thousands)

	Year Ended March 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$13,091	$14,537	$13,023
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,090	4,562	4,935
Investment premium amortization, net	986	526	211
Net loss on disposals of property and equipment	13	16	104
Net loss (gain) on foreign exchange translation	144	(275)	60
Share-based compensation expense	5,683	4,844	5,337
Excess tax benefits from share-based awards	(862)	(2,260)	(2,096)
Provision for deferred income taxes	673	2,087	1,245
Equity in net loss of unconsolidated affiliate	143	31	-
Changes in assets and liabilities:
Receivables, net	(2,827)	(4,132)	(1,833)
Inventories	(1,236)	(1,846)	(5,068)
Prepaid expenses and other current assets	(1,199)	(156)	(585)
Other assets	44	(55)	(52)
Accounts payable	232	(3,248)	5,436
Accrued payroll and related expenses	208	514	1,917
Accrued taxes	(276)	582	884
Other accrued liabilities	299	336	140
Deferred rent	225	253	26
Deferred revenue	918	174	(58)
Warranty reserve	624	(121)	(954)
Net cash provided by operating activities	21,973	16,369	22,672
Cash flows from investing activities:
Purchases of available-for-sale investments	(8,268)	-	(3,030)
Purchases of held-to-maturity investments	(18,174)	(62,686)	(70,562)
Proceeds from redemptions of available-for-sale investments	-	-	3,000
Proceeds from maturities and redemptions of held-to-maturity investments	42,584	68,604	27,381
Purchases of property and equipment	(7,663)	(6,926)	(3,413)
Cash paid for investment in unconsolidated affiliate	-	(2,800)	-
Net cash provided by (used in) investing activities	8,479	(3,808)	(46,624)
Cash flows from financing activities:
Proceeds from notes payable from municipal agency	147	853	-
Proceeds from the exercise of stock options	615	1,684	915
Tax withholdings related to net share settlements of restricted stock units	(2,211)	(2,013)	(446)
Excess tax benefits from share-based awards	862	2,260	2,096
Repurchases of common stock	(27,328)	-	-
Net cash provided by (used in) financing activities	(27,915)	2,784	2,565
Effect of exchange rate changes on cash and cash equivalents	(165)	269	7
Net increase (decrease) in cash and cash equivalents	2,372	15,614	(21,380)
Cash and cash equivalents at beginning of year	43,471	27,857	49,237
Cash and cash equivalents at end of year	$45,843	$43,471	$27,857
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$6,161	$6,194	$6,349
Supplemental disclosure of non-cash flow information:
Change in unrealized gain on investments, net of tax	$25	$-	$-
Transfers of equipment between inventory and property and equipment, net	$1,485	$1,112	$1,797
Net change in capitalized share-based compensation	$32	$13	$61
Common stock withheld for employee taxes in connection with share-based compensation	$2,211	$2,013	$446
Repayment of notes payable by credits from municipal agency	$95	$22	$-
Warrants issued for intangible assets	$388	$249	$-

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2012, 2011 AND 2010

NOTE 1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Abaxis, Inc. (“Abaxis,” the “Company” or “we”), incorporated in California in 1989, develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.  In October 2011, Abaxis began providing veterinary reference laboratory diagnostic and consulting services for veterinarians.  We conduct business worldwide and manage our business on the basis of the following two reportable segments:  the medical market and the veterinary market.

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

Use of Estimates.  The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures.  Such management estimates include allowance for doubtful accounts, sales and other allowances, estimated selling price of our products, fair value of investments, valuation of inventory, fair value and useful lives of intangible assets, income taxes, valuation allowance for deferred tax assets, share-based compensation and warranty reserves.  Our management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Our actual results may differ materially from these estimates.

Certain Significant Risks and Uncertainties.  We are subject to certain risks and uncertainties and believe that changes in any of the following areas could have a material adverse effect on our future financial position or results of operations:  continued Food and Drug Administration compliance or regulatory changes; uncertainty regarding health care reforms; fundamental changes in the technology underlying blood testing; the ability to develop new products and services that are accepted in the marketplace; competition, including, but not limited to, pricing and products or product features and services; litigation or other claims against Abaxis; the adequate and timely sourcing of inventories; and the hiring, training and retention of key employees.

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

Investments.  We hold both short-term and long-term investments and our portfolio primarily consists of certificates of deposits, commercial paper, corporate bonds, municipal bonds and U.S. agency securities.  Short-term investments have maturities of one year or less.  All other investments with maturity dates greater than one year are classified as long-term.  Our investments are accounted for as either available-for-sale or held-to-maturity.  Investments classified as available-for-sale are reported at fair value at the balance sheet date, and temporary differences between cost and fair value are presented as a separate component of accumulated other comprehensive income (loss), net of any related tax effect, in shareholders’ equity.  Investments classified as held-to-maturity are based on the Company’s positive intent and ability to hold to maturity and these investments are carried at amortized cost.

Interest and realized gains and losses from investments are included in “Interest and other income (expense), net,” computed using the specific identification cost method.  We assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions.  Declines in fair value that are determined to be other-than-temporary, if any, are recorded as charges against “Interest and other income (expense), net” in the consolidated statements of income.  We did not recognize any impairment loss on investments during fiscal 2012, 2011 or 2010.

Concentration of Credit Risk.  Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash, cash equivalents, investments and receivables.

Financial Instruments.  Cash, cash equivalents and investments are placed with high quality financial institutions and are regularly monitored by management.  These deposits are in excess of the amount of the insurance provided by the federal government on such deposits.  To date, the Company has not experienced any losses on such deposits.

Customers.  We sell our products to distributors and direct customers located primarily in Europe, Japan and North America.  We monitor the credit status of our distributors and direct customers on an ongoing basis and generally do not require our customers to provide collateral for purchases on credit.  Collection of receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk.  At March 31, 2012, one distributor in the United States accounted for 19% of our total receivables balance.  At March 31, 2011, one distributor in the United States accounted for 11% of our total receivables balance.

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

Investment in Unconsolidated Affiliate.  In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”).  We use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence.  Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investee’s net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value.  We eliminate all intercompany transactions in accounting for our equity method investments.  During fiscal 2012 and 2011, we recorded our proportionate share of the investee’s net income or loss in “Interest and other income (expense), net” on the consolidated statements of income.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.  We did not recognize any impairment loss on investment in unconsolidated affiliate during fiscal 2012 and 2011.

Property and Equipment.  Property and equipment are stated at cost, net of accumulated depreciation and amortization.  Depreciation and amortization is calculated using the straight-line method over the following estimated useful lives of the assets:

Asset Classification	Estimated Useful Life
Machinery and equipment	2-15 years
Furniture and fixtures	3-8 years
Computer equipment	2-7 years
Leasehold improvements	Shorter of estimated useful life or remaining lease term

Construction in progress primarily consists of purchased material and internal payroll and related costs used in the development of production lines.  We did not capitalize interest on constructed assets during fiscal 2012 or 2011 due to immateriality.

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

Valuation of Long-Lived Assets.  We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate.  We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount.  If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values.  We did not recognize any impairment charges on long-lived assets in fiscal 2012, 2011 or 2010.

Intangible Assets.  Intangible assets, consisting of purchased patents, licenses and other rights acquired from third parties, are presented at cost, net of accumulated amortization.  The intangible assets are amortized using the straight-line method over their estimated useful life of ten years, which approximates the economic benefit.

Revenue Recognition.  Revenues from product sales and services, net of estimated sales allowances, discounts and rebates, are recognized when the following four criteria are met:

•
Evidence of an arrangement exists:  Persuasive evidence of an arrangement with a customer that reflects the terms and conditions to deliver products or render services must exist in order to recognize revenue.

•
Upon shipment of the products or rendering of services to the customer:  Delivery is considered to occur at the time of shipment of products to a distributor or direct customer, as title and risk of loss have been transferred to the distributor or direct customer on delivery to the common carrier.  Rights of return are not provided.  For services, delivery is considered to occur as the service is provided.  Service revenues are primarily generated from veterinary reference laboratory diagnostic and consulting services for veterinarians.  Net service revenues are recognized at the time services are performed.

•	Fixed or determinable sales price: When the sales price is fixed or determinable that amount is recognized as revenue.

•
Collection is reasonably assured:  Collection is deemed probable if a customer is expected to be able to pay amounts under the arrangement as those amounts become due.  Revenue is recognized when collectability of the resulting receivable is reasonably assured.

Amounts collected in advance of revenue recognition are recorded as a current or non-current deferred revenue liability based on the time from the balance sheet date to the future date of revenue recognition.  We recognize revenue associated with extended maintenance agreements ratably over the life of the contract.  From time to time, we offer discounts on AVRL services for a specified period as incentives.  Discounts are reductions to invoiced amounts within a specified period and are recorded at the time services are performed.

Multiple Element Revenue Arrangements. On April 1, 2011, we adopted FASB Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements, an amendment to Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (ASU 2009-13).  We elected to apply the amendment prospectively to new or materially modified revenue arrangements after its effective date.  The FASB amended the accounting standards for certain multiple deliverable revenue arrangements to:

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

Our sales arrangements contain multiple element revenue arrangements in which a customer may purchase a combination of instruments, consumables or extended maintenance agreements.  Additionally, we provide incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of our instruments.  Pursuant to the guidance of ASU 2009-13, revenues from such sales are allocated separately to the instruments, consumables, extended maintenance agreements and incentives based on the relative selling price method.  Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately.  Revenues allocated to each element is then recognized when the basic revenue recognition criteria, as described above, is met for each element.  Revenues associated with incentives in the form of free goods are deferred until the goods are shipped to the customer.  Revenues associated with incentives in the form of extended maintenance agreements are deferred and recognized ratably over the life of the maintenance contract.  Incentives in the form of extended maintenance agreements are our most significant multiple element arrangement.

Starting in fiscal 2012, we participate in selling arrangements in the veterinary market that include multiple deliverables, such as instruments, consumables and service agreements associated with our veterinary reference laboratory.  Under these arrangements, we recognize revenue upon delivery of the product or performance of the service during the term of the service contract when the basic revenue recognition criteria, as described above, is met for each element.  We allocate revenues to each element based on the relative selling price of each deliverable.  Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately.

In fiscal 2012, we offered customer incentives comprising of arrangements with customers to include discounts on future sales of services associated with our veterinary reference laboratory.  We apply judgment in determining whether future discounts are significant and incremental.  When the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the original arrangement.  To determine whether a discount is significant and incremental, we look to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement.  If the discount in the multiple element arrangement approximates the discount typically provided in standalone sales, that discount is not considered incremental.  During fiscal 2012, our customer incentive programs with future discounts were not significant.

Customer Programs. From time to time, we offer customer marketing and incentive programs.  Our most significant customer programs are described as follows:

Instrument Trade-In Programs.  We periodically offer trade-in programs to customers for trading in an existing instrument to purchase a new instrument and we will either provide incentives in the form of free goods or reduce the sales price of the instrument.  These incentives in the form of free goods are recorded based on the relative selling price method according to the policies described above.

Instrument Rental Programs.  We periodically offer programs to customers whereby certain instruments are made available to customers for rent or on an evaluation basis.  These programs typically require customers to purchase a minimum quantity of consumables during a specified period for which we recognize revenue on the related consumables according to the policies described above.  Depending on the program offered, customers may purchase the instrument during the rental or evaluation period.  Proceeds from such sale are recorded as revenue according to the policies described above.  Rental income, if any, are also recorded as revenue according to the policies described above.

Distributor and Customer Rebate Programs.  We periodically offer distributor pricing rebates to distributors upon meeting the sales volume requirements during a qualifying period.  The distributor pricing rebates are recorded as a reduction to gross revenues during a qualifying period.  Cash rebates are offered to distributors or customers who purchase certain products or instruments during a promotional period and are recorded as a reduction to gross revenues.

Royalty Revenues.  Royalties are typically based on licensees’ net sales of products that utilize our technology and are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured, such as upon the receipt of a royalty statement from the licensee.

Shipping and Handling.  In a sale transaction we recognize amounts billed to customers for shipping and handling as revenue.  Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of revenues.

Research and Development Costs.  Research and development costs, including internally developed software costs, are expensed as incurred and include expenses associated with new product research and regulatory activities.  Our products include certain software applications that are resident in the product.  The costs to develop such software have not been capitalized as we believe our current software development processes are completed concurrent with the establishment of technological feasibility of the software.

Advertising Expenses.  Costs of advertising, which are recognized as sales and marketing expenses, are generally expensed in the period incurred.  Advertising expenses were $2.1 million, $1.7 million and $2.3 million, for fiscal 2012, 2011 and 2010, respectively.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes.  For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement.  Significant judgment is required to evaluate uncertain tax positions.  At March 31, 2012 and 2011, we had no significant uncertain tax positions.  Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.  For fiscal 2012, 2011 and 2010, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at March 31, 2012 and 2011, we had no accrued interest or penalties.

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

There were no stock options granted since the beginning of fiscal 2007 and we did not grant stock options during fiscal 2012, 2011 and 2010.  For stock options granted prior to March 31, 2006, we use the Black-Scholes option pricing model to determine the fair value.  Determining the appropriate fair value model and calculating the fair value of share-based awards requires highly subjective assumptions, including risk-free interest rate, expected stock price volatility, expected term and expected dividends.

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

Comprehensive Income.  Comprehensive income generally represents all changes in shareholders’ equity during a period, resulting from net income and transactions from non-owner sources.  Comprehensive income consists of net income and the net-of-tax amounts for unrealized gain (loss) on available-for-sale investments (difference between the cost and fair market value).  Comprehensive income and its components are reported in the consolidated statements of shareholders’ equity and comprehensive income.

Foreign Currency Translations.  The functional currency is the U.S. dollar for our international subsidiary, Abaxis Europe GmbH, located in Darmstadt, Germany.  Foreign currency transactions of our subsidiary are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets.  Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency resulted in foreign currency gains and losses, which were included in “Interest and other income (expense), net” on the consolidated statements of income and were insignificant for fiscal 2012, 2011 and 2010.

Recent Accounting Pronouncements

Fair Value Measurement and Disclosure:  In May 2011, the FASB issued ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards,” (Topic 820) - Fair Value Measurement (ASU 2011-04), to clarify guidance and minimize differences between accounting principles generally accepted in the U.S. and International Financial Reporting Standards.  Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.  The amended guidance is applied prospectively and will be effective for the Company beginning on April 1, 2012.  We do not expect the adoption of this amendment to have a material impact on our consolidated financial position, results of operations and cash flows.

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

Testing Goodwill for Impairment:  In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” (Topic 350) - Intangibles - Goodwill and Other (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment.  ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test.  Otherwise, the two-step goodwill impairment test is not required.  The amendment will be effective for the Company beginning on April 1, 2012 and earlier adoption is permitted.  We will assess the impact of the guidance if and when such transactions occur.

NOTE 2.  INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity.  The following table summarizes available-for-sale and held-to-maturity investments as of March 31, 2012 and 2011 (in thousands):

	Available-for-Sale Investments
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gain	(Loss)	Value
Certificates of deposits	$1,245	$2	$-	$1,247
Corporate bonds	6,047	38	-	6,085
Municipal bonds	961	1	-	962
Total available-for-sale investments	$8,253	$41	$-	$8,294

	Held-to-Maturity Investments
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
March 31, 2012	Cost	Gain	(Loss)	Value
Certificates of deposits	$844	$-	$-	$844
Corporate bonds	23,072	131	(31)	23,172
Municipal bonds	12,921	71	(1)	12,991
Total held-to-maturity investments	$36,837	$202	$(32)	$37,007

	Held-to-Maturity Investments
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
March 31, 2011	Cost	Gain	(Loss)	Value
Certificates of deposits	$12,084	$2	$-	$12,086
Commercial paper	1,997	-	-	1,997
Corporate bonds	23,534	74	(110)	23,498
Municipal bonds	11,603	31	(5)	11,629
U.S. agency securities	13,000	7	(73)	12,934
Total held-to-maturity investments	$62,218	$114	$(188)	$62,144

The amortized cost of our held-to-maturity investments approximates their fair value.  As of March 31, 2012 and 2011, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale.  As of March 31, 2012 and 2011, we had unrealized gain on available-for-sale investments, net of related income taxes of $25,000 and $0, respectively.  As of March 31, 2011, we did not have any investments classified as available-for-sale.  Redemptions of investments in accordance with the callable provisions during fiscal 2012 and 2011 were $16.3 million and $36.1 million, respectively.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of March 31, 2012 and 2011 (in thousands):

	March 31, 2012		March 31, 2012
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$670	$670	$21,019	$21,062
Due in 1 to 4 years	7,583	7,624	15,818	15,945
Total investments	$8,253	$8,294	$36,837	$37,007

	March 31, 2011
	Held-to-Maturity Investments
	Amortized Cost	Fair Value
Due in less than one year	$25,981	$25,988
Due in 1 to 4 years	36,237	36,156
Total investments	$62,218	$62,144

NOTE 3.  FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (“exit price”) in an orderly transaction between market participants at the measurement date.  When determining fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability.  The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy are described below:

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of March 31, 2012 and 2011 (in thousands):

	As of March 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$6,996	$-	$-	$6,996
Available-for-sale investments:
Certificates of deposits	-	1,247	-	1,247
Corporate bonds	-	6,085	-	6,085
Municipal bonds	-	962	-	962
Total assets at fair value	$6,996	$8,294	$-	$15,290

	As of March 31, 2011
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$2,415	$-	$-	$2,415
Total assets at fair value	$2,415	$-	$-	$2,415

As of March 31, 2012 and 2011, our Level 1 financial assets are comprised of money market mutual funds.  Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash.  The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.  As of March 31, 2012 and 2011, we did not have any Level 1 financial liabilities.

As of March 31, 2012, our Level 2 financial assets are comprised of certificates of deposits, corporate bonds and municipal bonds.  We review trading activity and pricing for these investments as of the measurement date.  When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers.  These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.  This approach results in the classification of these securities as Level 2 of the fair value hierarchy.  As of March 31, 2012, we did not have any Level 2 financial liabilities.  As of March 31, 2011, we did not have any Level 2 financial assets or liabilities.

As of March 31, 2012 and 2011, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.  During fiscal 2012 and 2011, we did not have any Level 3 financial assets or liabilities on a recurring basis.

NOTE 4.  INVENTORIES

Components of inventories at March 31, 2012 and 2011 were as follows (in thousands):

	March 31,
	2012	2011
Raw materials	$9,046	$9,950
Work-in-process	3,369	2,323
Finished goods	7,182	7,541
Inventories	$19,597	$19,814

NOTE 5.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate consists of an investment in equity securities of Scandinavian Micro Biodevices APS (“SMB”).  In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash.  SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care coagulation and specialty analyzer since 2008.  Abaxis has had exclusive distribution rights for the analyzer and associated cartridges in North America since 2008.  Starting January 2011, Abaxis has non-exclusive rights in other areas of the world.  We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations.  During fiscal 2012 and 2011, we recorded our allocated portion of SMB’s net loss of $143,000 and $31,000, respectively.

NOTE 6.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at March 31, 2012 and 2011 consisted of the following (in thousands):

	March 31,
	2012	2011
Machinery and equipment	$26,910	$26,493
Furniture and fixtures	1,565	1,361
Computer equipment	4,805	3,177
Leasehold improvements	9,372	8,018
Construction in progress	5,472	6,444
	48,124	45,493
Accumulated depreciation and amortization	(23,828)	(25,856)
Property and equipment, net	$24,296	$19,637

Depreciation and amortization expense for property and equipment amounted to $4.5 million, $3.9 million and $4.4 million in fiscal 2012, 2011 and 2010, respectively.

NOTE 7.  INTANGIBLE ASSETS, NET

Intangible assets, net, at March 31, 2012 and 2011 consisted of the following (in thousands):

		Accumulated	Net Book
	Cost	Amortization	Value
Balance, March 31, 2012
Licenses	$5,000	$1,625	3,375
Patents	750	675	75
Other	637	97	540
Total intangible assets	$6,387	$2,397	$3,990

Balance, March 31, 2011
Licenses	$5,000	$1,125	$3,875
Patents	750	600	150
Other	249	58	191
Total intangible assets	$5,999	$1,783	$4,216

In January 2009, we entered into a license agreement with Inverness Medical Switzerland GmbH, now known as Alere Switzerland GmbH (“Alere”), pursuant to which we licensed co-exclusively certain worldwide patent rights.  We paid a $5.0 million up-front license fee to Alere in January 2009, which was recorded as an intangible asset on the consolidated balance sheets.  See Note 10, “Commitments and Contingencies” for additional information on our patent license agreement with Alere.

Other intangible assets, with a cost basis of $249,000 and $388,000, were acquired by issuing warrants to National Institute for Strategic Technology Acquisition and Commercialization in January 2011 and October 2011, respectively.

Amortization expense for intangible assets, included in cost of revenues or in the respective operating expense line based on the function and purpose for which it is being used, amounted to $614,000, $633,000 and $575,000 in fiscal 2012, 2011 and 2010, respectively.  Based on our intangible assets subject to amortization as of March 31, 2012, the estimated amortization expense for succeeding years is as follows (in thousands):

	Estimated Future Annual Amortization Expense
		Fiscal Year Ending March 31,
	Total	2013	2014	2015	2016	2017	Thereafter
Amortization expense	$3,990	$634	$558	$558	$558	$558	$1,124

NOTE 8.  WARRANTY RESERVES

We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments and reagent discs.

Instruments.  Our standard warranty obligation on instruments ranges from one to three years, depending on the type of product.  The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated.  Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience.  The estimated accrual for warranty exposure is based on historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan.

During fiscal 2012, we recorded an additional accrual to pre-existing warranties of $257,000, which increased our warranty reserves and our cost of revenues, based on both historical and projected product performance rates of instruments.  During fiscal 2011, we recorded an adjustment to pre-existing warranties of $321,000, which reduced our warranty reserves and our cost of revenues, based on both a decrease in our historical experience as to product failures and our judgment of a decrease in estimated product failure rates of instruments.  Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary.  If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

Reagent Discs.  We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated.  The warranty cost includes the replacement costs and freight of a defective reagent disc.  For fiscal 2012, 2011 and 2010, the provision for warranty expense related to replacement of defective reagent discs was $456,000, $476,000 and $192,000, respectively.  The balance of accrued warranty reserve related to replacement of defective reagent discs at March 31, 2012 and 2011 was $564,000 and $492,000, respectively, which was classified as a current liability on the consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs.  However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during fiscal 2012, 2011 and 2010 is summarized as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Balance at beginning of period	$1,222	$1,343	$2,297
Provision for warranty expense	1,698	1,294	762
Warranty costs incurred	(1,331)	(1,094)	(816)
Adjustment to pre-existing warranties	257	(321)	(900)
Balance at end of period	1,846	1,222	1,343
Non-current portion of warranty reserve	601	191	160
Current portion of warranty reserve	$1,245	$1,031	$1,183

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

Notes Payable.  We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan was effective January 2011, bears interest at 5.0% and is payable quarterly.  As of March 31, 2012, our short-term and long-term notes payable balances were $100,000 and $783,000, respectively, and we recorded the short-term balance in other accrued liabilities on the consolidated balance sheets.  The entire outstanding balance of the note shall be payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of March 31, 2012.

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

NOTE 10.  COMMITMENTS AND CONTINGENCIES

As of March 31, 2012, our contractual obligations for our operating lease obligations for succeeding years are as follows (in thousands):

	Payments Due by Period
		Due in Fiscal
	Total	2013	2014	2015	2016	2017	Thereafter
Operating lease obligations	$15,093	$1,860	$1,870	$1,851	$1,741	$1,649	$6,122

Operating Leases.  Our operating lease obligations were comprised of our principal facility and various leased facilities and office equipment under operating lease agreements, which expire on various dates from fiscal 2013 through fiscal 2021.  Our principal facilities located in Union City, California is under a non-cancelable operating lease agreement, which expires in fiscal 2021.  The monthly rental payments on principal facilities lease increase based on a predetermined schedule and accordingly, we recognize rent expense on a straight-line basis over the life of the lease.  Rent expense under operating leases was $2.0 million, $1.8 million and $1.4 million for fiscal 2012, 2011 and 2010, respectively.

Purchase Commitments.  In October 2008, we entered into an original equipment manufacturing (“OEM”) agreement with SMB of Denmark to purchase coagulation and specialty analyzers and related cartridges.  Effective January 2011, we amended and restated our OEM agreement, including the terms of our minimum purchase commitments.  Under the amended agreement, we committed to purchase a minimum number of coagulation and specialty analyzers and related cartridges on an annual basis during each calendar year 2011 through 2015.  Our purchase obligations in the future may be adjusted if our minimum purchase commitments are not met during a calendar year period.  At March 31, 2012, our total remaining outstanding commitment due is approximately $11.3 million.

In December 2011, we executed a term sheet to enter into a development and supply equipment agreement with Diatron MI PLC (“Diatron”) of Hungary to purchase Diatron hematology instruments.  Under the terms of this agreement, we committed to purchase a minimum number of hematology instruments on an annual basis during each calendar year 2012 through 2014, which can be amended upon agreement by both parties.  At March 31, 2012, our outstanding commitment due is approximately $12.6 million.  At March 31, 2012, we prepaid $1.4 million to Diatron for future purchases of hematology instruments and reagents, which was recorded in prepaid expenses and other currents assets on the consolidated balance sheets.  The commitment amount is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end.  Since the exchange rate can fluctuate in the future, the commitment in absolute dollars will change accordingly.

Patent Licensing Agreement.  Effective January 2009, we entered into a license agreement with Alere.  Under our license agreement, we licensed co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace.  The license agreement provides that Alere shall not grant any future rights to any third parties under its current lateral flow patent rights in the animal health diagnostics field in the professional marketplace.  The license agreement enables us to develop and market products under rights from Alere to address animal health and laboratory animal research markets.

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

Litigation.  On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of March 31, 2012, we had not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.  A claims construction hearing was held in June 2011 and the court has issued its claims construction order.  The case is ongoing.  A trial date has been set for September 24, 2012.

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

NOTE 11.  EMPLOYEE BENEFIT PLAN

We have established the Abaxis 401(k) Plan (the “401(k) Plan”), a tax deferred savings plan, for the benefit of qualified employees.  The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement.  Qualified employees may elect to have salary reduction contributions made to the plan on a bi-weekly basis.  We may make quarterly contributions to the plan at the discretion of our Board of Directors either in cash or in common stock.  Our matching contributions to the tax deferred savings plan totaled $422,000, $325,000 and $400,000 in fiscal 2012, 2011 and 2010, respectively.  In fiscal 2012, 2011 and 2010, our matching contributions were made in cash.  We did not have any matching contributions in the form of common stock in fiscal 2012, 2011 and 2010.

NOTE 12.  SHARE-BASED COMPENSATION

The following table summarizes total share-based compensation expense, net of tax, related to stock options and restricted stock units for fiscal 2012, 2011 and 2010, which is included in our consolidated statements of income (in thousands, except per share data):

	Year Ended March 31,
	2012	2011	2010
Cost of revenues	$918	$656	$374
Research and development	866	880	849
Sales and marketing	1,877	1,499	1,255
General and administrative	2,022	1,809	2,859
Share-based compensation expense before income taxes	5,683	4,844	5,337
Income tax benefit	(2,001)	(1,815)	(1,741)
Total share-based compensation expense after income taxes	$3,682	$3,029	$3,596
Net impact of share-based compensation on:
Basic net income per share	$0.17	$0.14	$0.16
Diluted net income per share	$0.16	$0.13	$0.16

Share-based compensation has been classified in the consolidated statements of income or capitalized on the consolidated balance sheets in the same manner as cash compensation paid to employees.  Capitalized share-based compensation costs at March 31, 2012, 2011 and 2010 were $139,000, $107,000 and $94,000, respectively, which were included in inventories on our consolidated balance sheets.

Cash Flow Impact

The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards.  Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable.  Excess tax benefits classified as a financing cash inflow for fiscal 2012, 2011 and 2010 were $862,000, $2.3 million and $2.1 million, respectively.

Equity Compensation Plans

Our share-based compensation plans are described below.

2005 Equity Incentive Plan.  Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended our 1998 Stock Option Plan.  The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants.  On October 27, 2010, our shareholders approved an amendment to the Equity Incentive Plan to (i) increase the aggregate number of shares of common stock reserved for issuance under the Equity Incentive Plan by 500,000 shares, (ii) clarify that we may continue to grant performance cash awards under the Equity Incentive Plan and (iii) reapprove the Internal Revenue Code Section 162(m) performance criteria and award limits of the Equity Incentive Plan to permit us to continue to grant awards to key officers that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code.  As of March 31, 2012, the Equity Incentive Plan provides for the issuance of a maximum of 5,886,000 shares, of which 300,000 shares of common stock were then available for future issuance.  Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the Equity Incentive Plan.

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

1992 Outside Directors’ Stock Option Plan.  Under our 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors.  Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant.  Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service.  The Directors Plan provided for the issuance of a maximum of 250,000 shares.  Additionally, no shares of common stock were available for future issuance because the time period for granting options expired in June 2002 in accordance with the terms of the Directors Plan.  As of March 31, 2012, there were no stock options outstanding under the Directors Plan.

Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Stock Options

Prior to April 1, 2006, we granted stock options to employees, with an exercise price equal to the closing market price of our common stock on the date of grant and with cliff-vesting terms over four years, conditional on continuous employment with the Company.  In addition, prior to April 1, 2006, we granted stock options to non-employee directors with an exercise price equal to the closing market price of our common stock on the date of grant and became exercisable over a period of one year based on monthly vesting terms, conditional on continuous service to the Company.  We have not granted any stock options since the beginning of fiscal 2007.  We have recognized compensation expense during the requisite service period of the stock option.  As of March 31, 2012, we had no unrecognized compensation expense related to stock options granted.

Stock Option Activity

Stock option activity under all stock plans is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Life (Years)	(In thousands)
Outstanding at March 31, 2009
(848,000 shares exercisable at a weighted average exercise price of $8.86 per share)	848,000	$8.86
Granted	-	-
Exercised	(128,000)	7.18
Canceled or forfeited	-	-
Outstanding at March 31, 2010
(720,000 shares exercisable at a weighted average exercise price of $9.15 per share)	720,000	9.15
Granted	-	-
Exercised	(314,000)	5.35
Canceled or forfeited	-	-
Outstanding at March 31, 2011
(406,000 shares exercisable at a weighted average exercise price of $12.10 per share)	406,000	12.10
Granted	-	-
Exercised	(122,000)	5.04
Canceled or forfeited	(2,000)	5.31
Outstanding at March 31, 2012	282,000	$15.21	1.78	$3,922
Vested and expected to vest at March 31, 2012	282,000	$15.21	1.78	$3,922
Exercisable at March 31, 2012	282,000	$15.21	1.78	$3,922

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of March 30, 2012 (the last day of trading for our fiscal year ended March 31, 2012), that would have been received by the option holders had all option holders exercised their stock options as of that date.  Total intrinsic value of stock options exercised during fiscal 2012, 2011 and 2010 was $2.5 million, $6.7 million and $2.2 million, respectively.  Cash proceeds from stock options exercised during fiscal 2012, 2011 and 2010 were $615,000, $1.7 million and $915,000, respectively.

The following table summarizes information regarding stock options outstanding and stock options exercisable at March 31, 2012:

			Options Outstanding			Options Exercisable
				Weighted	Weighted		Weighted
				Average	Average		Average
			Number	Remaining	Exercise	Number	Exercise
			of Shares	Contractual	Price	of Shares	Price
Range of Exercise Prices			Outstanding	Life (Years)	Per Share	Exercisable	Per Share
$3.12	-	$3.84	11,000	0.61	$3.32	11,000	$3.32
$3.85	-	$3.85	73,000	1.06	3.85	73,000	3.85
$6.33	-	$14.74	29,000	2.51	13.04	29,000	13.04
$14.82	-	$17.25	8,000	1.89	16.39	8,000	16.39
$17.93	-	$17.93	1,000	1.81	17.93	1,000	17.93
$18.98	-	$18.98	4,000	2.25	18.98	4,000	18.98
$19.12	-	$19.12	1,000	1.71	19.12	1,000	19.12
$19.45	-	$19.45	1,000	2.22	19.45	1,000	19.45
$21.45	-	$21.45	2,000	2.04	21.45	2,000	21.45
$21.65	-	$21.65	152,000	2.05	21.65	152,000	21.65
$3.12	-	$21.65	282,000	1.78	15.21	282,000	15.21

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

The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.  Such value is recognized as an expense over the corresponding requisite service period.  The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited.  The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.  As of March 31, 2012, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $19.3 million, which is expected to be recognized over a weighted average service period of 2.05 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity during fiscal 2012, 2011 and 2010:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value(1)
Unvested at March 31, 2009	690,000	$23.43
Granted	309,000	18.33
Vested(2)	(75,000)	23.72
Canceled or forfeited	(60,000)	23.56
Unvested at March 31, 2010	864,000	$21.57
Granted	333,000	24.45
Vested(2)	(244,000)	23.43
Canceled or forfeited	(13,000)	23.14
Unvested at March 31, 2011	940,000	$22.09
Granted	436,000	27.25
Vested(2)	(237,000)	22.12
Canceled or forfeited	(19,000)	24.03
Unvested at March 31, 2012	1,120,000	$24.06

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during fiscal 2012, 2011 and 2010 was $6.6 million, $6.0 million and $1.3 million, respectively.  The total grant date fair value of restricted stock units vested during fiscal 2012, 2011 and 2010 was $5.2 million, $5.7 million and $1.8 million, respectively.

NOTE 13.  SHAREHOLDERS' EQUITY

Share Repurchase Program

Share repurchase activity under our share repurchase program is summarized as follows (in thousands, except share and average per share cost data):

Year Ended March 31,
2012
Number of shares repurchased	1,168,000
Total cost	$27,328
Average per share cost including commissions	$23.41

In August 2011, the Board of Directors authorized the repurchase of up to an aggregate of $40.0 million of our common stock.  In January 2012, the Board of Directors approved a $15.0 million increase to the Company’s existing share repurchase program, to a total of $55.0 million.  As of March 31, 2012, $27.7 million of our common stock may yet be purchased under such authorization.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.  Repurchased shares are retired.

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

The Shareholder Rights Plan and rights granted thereunder expire in 2013.

Common Stock Warrants

At March 31, 2012, there were 30,000 warrants outstanding, of which 8,000 shares were vested, to purchase common stock at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017.  At March 31, 2011, there were 10,000 warrants outstanding, of which 2,000 shares were vested, to purchase common stock at a weighted average exercise price of $3.00 per share, expiring in January 2016.   The fair value of the warrants issued were determined using the Black-Scholes option-pricing model and are amortized over their estimated useful life, of approximately ten years, as an intangible asset.  The warrants vest at a rate of 20% annually from their issuance dates and have a term of five years.

NOTE 14.  NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended March 31,
	2012	2011	2010
Numerator:
Net income	$13,091	$14,537	$13,023
Denominator:
Weighted average common shares outstanding - basic	22,084,000	22,365,000	22,021,000
Weighted average effect of dilutive securities:
Stock options	130,000	294,000	399,000
Restricted stock units	230,000	197,000	186,000
Warrants	18,000	2,000	-
Weighted average common shares outstanding - diluted	22,462,000	22,858,000	22,606,000
Net income per share:
Basic net income per share	$0.59	$0.65	$0.59
Diluted net income per share	$0.58	$0.64	$0.58

Stock options and warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of our common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share.  There were no stock options and warrants excluded from the computation of diluted weighted average shares outstanding during fiscal 2012, 2011 and 2010.

We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Year Ended March 31,
	2012	2011	2010
Weighted average number of shares underlying antidilutive restricted stock units	267,000	213,000	65,000

NOTE 15.  INCOME TAXES

Income Tax Provision

The components of our income tax provision are summarized as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Current:
Federal	$5,552	$5,940	$5,353
State	584	961	1,448
Foreign	267	46	336
Total current income tax provision	6,403	6,947	7,137
Deferred:
Federal	790	1,547	1,296
State	(117)	540	(51)
Total deferred income tax provision	673	2,087	1,245
Total income tax provision	$7,076	$9,034	$8,382

The components of our income before income tax provision are summarized as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
United States	$19,403	$23,335	$20,264
Foreign	764	236	1,141
Income before income tax provision	$20,167	$23,571	$21,405

The income tax provision differs from the amount computed by applying the federal statutory income tax rate (35 percent) to income before income tax provision as follows (in thousands):

	Year Ended March 31,
	2012	2011	2010
Income taxes at federal income tax rate	$7,059	$8,250	$7,492
State income taxes, net of federal benefits	455	1,275	937
Non-deductible compensation	159	89	358
Research and development tax credits	(254)	(385)	(183)
Tax-exempt interest income	(65)	(52)	(14)
Qualified production activities income benefit	(306)	(258)	(274)
Other	28	115	66
Total income tax provision	$7,076	$9,034	$8,382

During fiscal 2012 and 2011, we recognized $842,000 and $2.2 million, respectively of tax deductions related to share-based compensation in excess of recognized share-based compensation expense (“excess benefits”) which was recorded to shareholders’ equity.  We record excess benefits to shareholders’ equity when the benefits result in a reduction in cash paid for income taxes.

Our policy is to reinvest earnings of our foreign subsidiary unless such earnings are subject to U.S. taxation.  As of March 31, 2012, the cumulative earnings upon which U.S. income taxes has not been provided is approximately $453,000.  The U.S. tax liability if the earnings were repatriated is $181,000.

Unrecognized Tax Benefits

During fiscal 2012, we did not recognize any interest and penalties related to unrecognized tax benefits.  We file income tax returns in the U.S. federal jurisdiction, Germany and various state jurisdictions.  The statute of limitations is three years for federal and four years for California.  To the extent there is a net operating loss or a research and development tax credit available for carryover to future years, the statute of limitations with respect to the net operating loss and tax credit begins in the year utilized.  As a result of the timing for the utilization of federal and California net operating loss and tax credit carryovers, we are subject to examination by U.S. federal and various state jurisdictions for fiscal years 1994 through 2012.  We are subject to examination in Germany for fiscal years 2009 through 2012.

Deferred Tax Assets and Liabilities

The following table presents the breakdown between current and non-current net deferred tax assets (liabilities) (in thousands):

	March 31,
	2012	2011
Deferred tax assets, current	$4,151	$3,422
Deferred tax assets, non-current	-	1,203
Deferred tax liabilities, non-current	(199)	-
Total net deferred tax assets	$3,952	$4,625

Significant components of our deferred tax assets (liabilities) are as follows (in thousands):

	March 31,
	2012	2011
Deferred tax assets:
Research and development tax credit carryforwards	$376	$379
Capitalized research and development	200	229
Inventory reserves	442	187
Deferred revenue from extended maintenance agreements and warranty reserves	2,100	1,480
Accrued payroll and other accrued expenses	1,145	1,096
Share-based compensation	1,658	1,561
Alternative minimum tax credits	24	24
Tax on deferred intercompany profit	896	765
Other	477	343
Total deferred tax assets	7,318	6,064
Deferred tax liabilities:
Depreciation	(3,274)	(1,336)
Other	(92)	(103)
Total deferred tax liabilities	(3,366)	(1,439)
Net deferred tax assets	$3,952	$4,625

A valuation allowance against deferred tax assets is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.  As of March 31, 2012, 2011 and 2010, we did not have a valuation allowance.

As of March 31, 2012, we had no federal or California net operating loss carryforwards.  As of March 31, 2012, our California research and development tax credit carryforwards were $579,000.  The California research and development tax credit will carryforward indefinitely.

NOTE 16.  SEGMENT REPORTING INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Abaxis develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.  We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments.  We manage our business on the basis of the following two reportable segments:  (i) the medical market and (ii) the veterinary market, which are based on the products sold and services provided by market and customer group.  For the products that we manufacture and sell, each reportable segment has similar manufacturing processes, technology and shared infrastructures.  The accounting policies for segment reporting are the same as for the Company as a whole.  We do not segregate assets by segments since our chief operating decision maker, or decision making group, does not use assets as a basis to evaluate a segment’s performance.

Medical Market

In the medical market reportable segment, we serve a worldwide customer group consisting of military installations (ships, field hospitals and mobile care units), physicians’ office practices across all specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies and hospital laboratories.  The products manufactured and sold in this segment primarily consist of Piccolo chemistry analyzers and medical reagent discs.

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

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for fiscal 2012, 2011 and 2010 (in thousands).

	Year Ended March 31,
	2012	2011	2010
Revenues:
Medical Market	$30,279	$28,988	$24,176
Veterinary Market	121,789	108,400	92,411
Other(1)	4,528	6,288	7,970
Total revenues	156,596	143,676	124,557
Cost of revenues:
Medical Market	13,505	13,647	10,490
Veterinary Market	52,466	45,438	37,162
Other(1)	5,522	4,799	4,783
Total cost of revenues	71,493	63,884	52,435
Gross profit:
Medical Market	16,774	15,341	13,686
Veterinary Market	69,323	62,962	55,249
Other(1)	(994)	1,489	3,187
Gross profit	$85,103	$79,792	$72,122

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 17.  REVENUES BY PRODUCT AND SERVICE CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product and service category (in thousands):

	Year Ended March 31,
Revenues by Product and Service Category	2012	2011	2010
Instruments(1)	$35,150	$32,092	$28,787
Consumables(2)	113,810	102,920	85,819
Other products and services(3)	7,472	7,412	6,809
Product and service revenues, net	156,432	142,424	121,415
Development and licensing revenue	164	1,252	3,142
Total revenues	$156,596	$143,676	$124,557

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro coagulation and specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro coagulation and specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

The following is a summary of our revenues by geographic region based on customer location (in thousands):

	Year Ended March 31,
Revenues by Geographic Region	2012	2011	2010
North America	$128,969	$117,992	$101,391
Europe	21,926	20,308	18,547
Asia Pacific and rest of the world	5,701	5,376	4,619
Total revenues	$156,596	$143,676	$124,557

Significant Concentrations

During fiscal 2012, one distributor in the United States, Animal Health International, accounted for 15% of our total worldwide revenues.  Animal Health International was formed in 2011 from two animal health companies, which included Walco International, Inc., d/b/a DVM Resources.  During fiscal 2011, there were no distributors or direct customers that accounted for 10% or more of our total worldwide revenues.  During fiscal 2010, one distributor in the United States, DVM Resources accounted for 10% of our total worldwide revenues.

Substantially all of our long-lived assets are located in the United States.

NOTE 18.  SUMMARY OF QUARTERLY DATA (UNAUDITED)

The following is a summary of unaudited quarterly data for fiscal 2012 and 2011 (in thousands, except per share data):

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal Year Ended March 31, 2012:
Revenues	$36,003	$40,025	$37,850	$42,718
Gross profit	$19,223	$22,021	$20,478	$23,381
Income tax provision	$1,278	$1,918	$1,696	$2,184
Net income	$2,214	$3,321	$2,850	$4,706
Net income per share - basic	$0.10	$0.15	$0.13	$0.22
Net income per share - diluted	$0.10	$0.15	$0.13	$0.21

Fiscal Year Ended March 31, 2011:
Revenues	$34,953	$35,277	$35,906	$37,540
Gross profit	$19,784	$19,750	$19,809	$20,449
Income tax provision	$2,264	$2,402	$2,045	$2,323
Net income	$3,580	$3,749	$3,835	$3,373
Net income per share - basic	$0.16	$0.17	$0.17	$0.15
Net income per share - diluted	$0.16	$0.17	$0.17	$0.15

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

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our principal executive officer and principal financial officer, have concluded that our internal control over financial reporting was effective as of March 31, 2012.

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

Attestation Report of the Independent Registered Public Accounting Firm

Burr Pilger Mayer, Inc., our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2012, which report is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
of Abaxis, Inc.

We have audited the internal control over financial reporting of Abaxis, Inc. and its subsidiary (“the Company”) as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Abaxis, Inc. and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Abaxis, Inc. and its subsidiary as of March 31, 2012 and 2011, and the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended March 31, 2012 and the related financial statement schedule and our report dated June 14, 2012 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.
San Jose, California
June 14, 2012

Item 9B.  Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning Abaxis’ executive officers and directors as of May 31, 2012.

Name	Age	Title
Clinton H. Severson	64	Chairman of the Board, President and Chief Executive Officer
Vernon E. Altman(1)(3)	66	Director
Richard J. Bastiani, Ph.D.(1)(2)(3)	69	Director
Michael D. Casey(1)(2)(3)	66	Director
Henk J. Evenhuis(1)(3)	69	Director
Prithipal Singh, Ph.D.(1)(2)(3)	73	Director
Alberto R. Santa Ines	65	Chief Financial Officer and Vice President of Finance
Kenneth P. Aron, Ph.D.	59	Chief Technology Officer
Donald P. Wood	60	Chief Operations Officer
Martin V. Mulroy	51	Chief Commercial Officer for North America Animal Health
Vladimir E. Ostoich, Ph.D.	66	Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim, Founder
Brenton G.A. Hanlon	66	Vice President of Medical Sales and Marketing for North America
Achim Henkel	54	Managing Director of Abaxis Europe GmbH

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Clinton H. Severson has served as our President, Chief Executive Officer and one of our directors since June 1996.  He was appointed Chairman of the Board in May 1998.  Since June 2011, Mr. Severson served on the Board of Directors of Response Biomedical Corporation (CDNX: RBM).  Since November 2008, Mr. Severson served on the Board of Directors of Trinity Biotech (Nasdaq: TRIB), a biotechnology company.  From November 2006 to February 2012, Mr. Severson served on the Board of Directors of CytoCore, Inc. (OTCBB: CYOE.OB), a biotechnology company.  From February 1989 to May 1996, Mr. Severson served as President and Chief Executive Officer of MAST Immunosystems, Inc., a privately-held medical diagnostic company.  Mr. Severson is also a member of the board of directors of a privately-held company.  Mr. Severson was selected as a director because of his in-depth knowledge of our operations, financial condition and strategy in his position as our President and Chief Executive Officer, as well as his extensive senior management experience in medical diagnostics and experience serving on the boards of various public and private companies.

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

Richard J. Bastiani, Ph.D. joined the Board of Directors in September 1995.  Dr. Bastiani is currently retired.  From 2007 to 2011, Dr. Bastiani served as Chairman of the Board of Directors of Response Biomedical Corporation (CDNX: RBM).  From 1998 to 2005, Dr. Bastiani served as Chairman of the Board of Directors of ID Biomedical Corporation (Nasdaq: IDBE), after he was appointed to the Board of Directors of ID Biomedical Corporation in October 1996.  Dr. Bastiani was President of Dendreon (Nasdaq: DNDN), a biotechnology company, from September 1995 to September 1998.  From 1971 until 1995, Dr. Bastiani held a number of positions with Syva Company, a diagnostic company, including as President from 1991 until Syva was acquired by a subsidiary of Hoechst AG of Germany in 1995.  Dr. Bastiani is also a member of the board of directors of two privately-held companies.  Dr. Bastiani was selected as a director because of his extensive leadership experience in biotechnology companies and his in-depth knowledge of our business, strategy and management team, as well as his experience serving as Chairman of the Compensation Committee and on the boards of various public and private companies.

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

Donald P. Wood has served as our Chief Operations Officer since April 2009.  Mr. Wood joined us in October 2007 as Vice President of Operations.  From April 2003 to September 2007, Mr. Wood was the Vice President of Operations of Cholestech Corporation (Nasdaq: CTEC), a medical products manufacturing company that was subsequently acquired by Inverness Medical Innovations, Inc. in September 2007.  From July 2001 to March 2003, Mr. Wood served as Vice President of Bone Health, a business unit of Quidel Corporation, a manufacturing and marketer of point-of-care diagnostics, and was responsible for Bone Health Product Operations, Device Research and Development, and Sales and Marketing.  He also served as Quidel’s Vice President of Ultrasound Operations from August 1999 to July 2001.  Prior to joining Quidel, Mr. Wood was the Director of Ultrasound Operations for Metra Biosystems Inc., a developer and manufacturing company of point-of-care products for osteoporosis, from July 1998 to August 1999 prior to Quidel’s acquisition of Metra Biosystems Inc.

Martin V. Mulroy has served as our Chief Commercial Officer for North America Animal Health since April 2012.  Mr. Mulroy joined us in November 1997 as the Northeast Regional Sales Manager.  He was promoted to Eastern Area Director of Sales in December 1998 and in January 2005, he was promoted to National Sales Director for the Domestic Veterinary market.  In May 2006, Mr. Mulroy was promoted to Vice President of Animal Health Sales and Marketing for North America.  From March 1996 to November 1997, Mr. Mulroy was Regional Sales Manager for BioCircuits Inc., an immunoassay company in the medical market.  Mr. Mulroy was Regional Sales Manager from 1990 to 1992 and Field Operations Manager from 1992 to 1995 for MAST Immunosystems Inc., a privately-held medical diagnostic company.

Vladimir E. Ostoich, Ph.D., one of our co-founders, is currently the Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim.  Dr. Ostoich has served as Vice President in various capacities at Abaxis since inception, including as Vice President of Research and Development, Senior Vice President of Research and Development, Vice President of Engineering and Instrument Manufacturing and Vice President of Marketing and Sales for the United States and Canada.

Brenton G.A. Hanlon has served as our Vice President of Medical Sales and Marketing for North America since September 2009.  Mr. Hanlon served on our Board of Directors from November 1996 through August 2009.  From January 2001 to August 2009, Mr. Hanlon was President and Chief Executive Officer of Hitachi Chemical Diagnostics, a manufacturer of in vitro allergy diagnostic products.  Concurrently, from December 1996 to August 2009, Mr. Hanlon was also President and Chief Operating Officer of Tri-Continent Scientific, a subsidiary of Hitachi Chemical, specializing in liquid-handling products and instrument components for the medical diagnostics and biotechnology industries.  From 1989 to December 1996, Mr. Hanlon was Vice President and General Manager of Tri-Continent Scientific.  Mr. Hanlon serves on the board of directors of a privately-held company.

Achim Henkel has served as the Managing Director of our subsidiary, Abaxis Europe GmbH, since its incorporation in 2008.  Mr. Henkel joined us in January 1998 as a consultant to build a European distribution network.  From January 2000 to June 2008, Mr. Henkel was Sales and Marketing Manager for Europe, the Middle East and Africa.  From October 1996 to December 1997, Mr. Henkel was a self-employed consultant to several companies.  From January 1988 to September 1996, Mr. Henkel held a number of positions with Syva Diagnostics Germany, including as National Sales Manager from 1991 until Syva was acquired by a subsidiary of Hoechst AG in 1995.  From 1982 to 1987, Mr. Henkel was regional sales manager for Hoechst AG, a German pharmaceutical company.

Term and Number of Directors

All of our directors hold office until the next annual meeting of shareholders of Abaxis and until their successors have been elected and qualified.  Our Bylaws authorize our Board of Directors to fix the number of directors at not less than four or no more than seven.  The number of authorized directors of Abaxis is currently six.

Each of our executive officers serves at the discretion of the Board of Directors.  There are no family relationships among any of our directors or executive officers.

Identification of Audit Committee and Financial Expert

The Audit Committee of the Board of Directors oversees Abaxis’ corporate accounting, financial reporting process and systems of internal control and financial controls.  The following outside directors comprise the Audit Committee:  Mr. Altman, Mr. Casey, Mr. Evenhuis, Dr. Bastiani and Dr. Singh.  Mr. Evenhuis serves as Chairman of the Audit Committee.

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

Based solely on our review of the copies of Forms 3, 4 and 5 and amendments thereto received by us, we believe that during the period from April 1, 2011 through March 31, 2012, our executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements applicable to these executive officers, directors and greater than 10% shareholders, except for one late filing by Dr. Bastiani.

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

Item 11.   Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes the principles underlying the material components of our executive compensation program for our executive officers, including the Named Executive Officers in the “Summary Compensation Table” below.  We also provide an overview of the overall objectives of the program and the factors relevant to an analysis of these policies and decisions.

Executive Summary

The Compensation Committee believes our executive compensation program reflects a strong pay-for-performance philosophy and is well-aligned with the long-term interests of shareholders.

Fiscal 2012 Financial Performance

We achieved total revenues of $156.6 million during fiscal 2012, as compared with revenues of $143.7 million in fiscal 2011, an increase of 9%.  Revenues in North America increased by 9% in fiscal 2012, compared to fiscal 2011, and international revenue increased by 14% in fiscal 2012, compared to fiscal 2011.  Consumable sales increased to $113.8 million, or 11%, in fiscal 2012, compared to fiscal 2011.

In our veterinary market, we expanded our product offerings through the launch of two new rapid diagnostic tests, the VetScan Giardia Rapid Test and the VetScan Canine Lyme Rapid Test.  Additionally, during fiscal 2012, we began our operations of Abaxis Veterinary Reference Laboratories, a full-service laboratory testing facility providing veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States.

Our total shareholder return on an investment in our common stock has outperformed the Russell 2000 Index over the past five year period ended March 31, 2012.

Fiscal 2012 Compensation

Consistent with our pay-for-performance philosophy, our Compensation Committee took the following actions with respect to the fiscal 2012 compensation of our Named Executive Officers.

•	Base Salary. We maintained base salaries for our Named Executive Officers at their fiscal 2011 rates.

•
Annual Bonus.  We maintained the target annual bonus opportunities of our Named Executive Officers at their fiscal 2011 levels, which were competitive with their peers.  The actual annual bonus for fiscal 2012 was earned at 65% of the target bonus opportunity for our Named Executive Officers.

•
Equity Awards.  We granted our Named Executive Officers equity awards in the form of restricted stock units subject to time-based vesting, which were intended to encourage retention and enhance share ownership, aligning the interests of our Named Executive Officers with our shareholders.

Executive Compensation Program Overview

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

Executive Compensation Program Objectives and Framework

Our executive compensation program has three primary components:  (1) base salary, (2) annual cash incentive bonus and (3) long-term equity grants.  Base salaries for our executive officers are a minimum fixed level of compensation consistent with or below competitive market practice.  Annual cash incentive bonuses awarded to our executive officers are intended to incentivize and reward achievement of financial, operating and strategic objectives during the fiscal year and targets are typically set to be above market.  Long-term equity grants awarded to our executive officers are designed to ensure that incentive compensation is linked to our long-term company performance, promote retention and to align our executives’ long-term interests with shareholders’ long-term interests.  Our executive officers’ total potential cash compensation is heavily weighted toward annual cash incentive bonuses, because our Compensation Committee and Board of Directors believe this weighting best aligns the interests of our executive officers with that of shareholders generally and helps ensure a strong pay-for-performance culture.

Executive compensation is reviewed annually by our Compensation Committee and Board of Directors, and adjustments are made to reflect company objectives and competitive conditions.  Our executive compensation review process includes engaging an independent compensation consulting advisor from time to time, as described below in “Competitive Market Analysis.”  We also offer our executive officers participation in our 401(k) plan, health care insurance, flexible spending accounts and certain other benefits available generally to all full-time employees.

Compensation-Setting Process

Role of Our Compensation Committee

Our Compensation Committee, which operates under a written charter adopted by the Board of Directors, is primarily responsible for reviewing and recommending to the Board of Directors for approval the compensation arrangements for our executive officers and directors.  In carrying out these responsibilities, the Compensation Committee shall review all components of executive officer and director compensation for consistency with the Compensation Committee’s compensation philosophy as in effect from time to time.  In connection with their review and recommendations, our Compensation Committee also considers the recommendations of our Chief Executive Officer, Mr. Clinton Severson.  Our Compensation Committee gives considerable weight to Mr. Severson’s recommendations because of his direct knowledge of each executive officer’s performance and contribution to our financial performance.  However, Mr. Severson does not participate in the determination of his own compensation.  No other executive officers participate in the determination or recommendation of the amount or form of executive officer compensation, except our Chief Financial Officer as discussed below.  Our Compensation Committee does not delegate any of its functions in determining executive and/or director compensation.  To date, our Compensation Committee has not established any formal policies or guidelines for allocating compensation between long-term and currently paid out compensation, cash and non-cash compensation, or among different forms of non-cash compensation.

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

Competitive Market Analysis

From time to time, our Compensation Committee may engage an independent compensation advisor to obtain competitive compensation data.  In May 2008, our Compensation Committee engaged an independent compensation consulting firm, Watson Wyatt, to prepare competitive benchmarking studies, and advise the Compensation Committee on compensation for executives in similarly-situated companies.  We did not engage another compensation consultant, or request additional recommendations from Watson Wyatt, in connection with our determination of fiscal 2012 executive compensation because our Compensation Committee and Board of Directors determined that many of the prior recommendations made by Watson Wyatt continued to be relevant for fiscal 2012.

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

The Compensation Committee believes that the Compensation Peer Group is appropriate and commensurate with that of Abaxis – overall revenue, market capitalization, and profitability positioned our company at the 60th percentile of the group.  The market data obtained regarding the Compensation Peer Group was considered by the Compensation Committee in its fiscal 2013 executive compensation decisions.  In addition to benchmarking compensation, Pay Governance conducted a Chief Executive Officer pay and performance assessment to ensure that our Chief Executive Officer’s realizable pay is aligned with actual company performance.  Our Compensation Committee and Board of Directors may engage compensation consultants in the future as they deem it to be necessary or appropriate.

The Compensation Committee did not target executive compensation in fiscal 2012 to any specific benchmarks, but did generally target total compensation to be competitive with companies with similar financial growth rates based on the compensation information for the peer company analysis of executive officers prepared in May 2008.

Executive Compensation Components

Base Salary

We provide an annual base salary to each of our executive officers to compensate them for services rendered during the year.  Salaries are reviewed annually by the Compensation Committee and adjusted for the ensuing year based on both (i) an evaluation of individual job performance during the prior year, and (ii) an evaluation of the compensation levels of similarly-situated executive officers compared with our compensation studies of companies in our compensation peer group and in our industry generally.

For fiscal 2012 and 2013, the Compensation Committee targeted salaries to be between the 25th and 50th percentile of our compensation peer group.  Our Compensation Committee considered this 25th and 50th percentile range as a general guideline for the appropriate level of potential salaries, but did not attempt to specifically match this or any other percentile.  Our Compensation Committee also considered the recommendations of the Chief Executive Officer regarding the compensation of each of the Named Executive Officers who reported directly to him.  However, the Compensation Committee and our Board of Directors did not base their considerations on any single factor but rather considered a mix of factors and evaluated individual salaries against that mix.

Our Board of Directors set salaries for fiscal 2012 after considering a peer company analysis of total compensation for executive officers prepared in May 2008 by Watson Wyatt and the recommendations of the Compensation Committee.  For fiscal 2012 base salaries, our Compensation Committee recommended not to increase base salaries for our Named Executive Officers because they believed that base salaries were at an appropriate level and that the Named Executive Officers’ bonus opportunity provided competitive compensation to ensure strong company performance.  Our Compensation Committee did not use any specific formula based on the factors described above to determine the final base salary levels for each Named Executive Officer.

Our Board of Directors set salaries for fiscal 2013 after considering a peer company analysis of total compensation for executive officers prepared in October 2011 by Pay Governance and the recommendations of the Compensation Committee.  For fiscal 2013 base salaries, our Compensation Committee recommended that we increase base salaries in amounts designed to reward each of the Named Executive Officers for their performance in the prior year while maintaining base salaries at an appropriately competitive level.  Based on the peer company analysis of total compensation prepared by Pay Governance in October 2011, base salaries for our executive officers were below the 25th percentile of our compensation peer group, especially because in fiscal 2012 we had maintained base salaries for our Named Executive Officers at their fiscal 2011 rates.  Accordingly, the Compensation Committee recommended to the Board of Directors to increase base salaries for our Named Executive Officers from fiscal 2012 to fiscal 2013 between 14.7%-20.2%, which reflected the Compensation Committee’s goal for executive officer salaries to be between the 25th and 50th percentile of our compensation peer group.  Based on the recommendations of the Compensation Committee, our Board of Directors approved the following base salaries (effective April 2011 for fiscal 2012 and July 2012 for fiscal 2013) for our Named Executive Officers:

Named Executive Officer	Fiscal 2012 Base Salary	Fiscal 2013 Base Salary
Clinton H. Severson	$375,000	$450,000
Alberto R. Santa Ines	$208,000	$250,000
Kenneth P. Aron, Ph.D.	$218,000	$250,000
Vladimir E. Ostoich, Ph.D.	$218,000	$250,000
Donald P. Wood	$208,000	$250,000

Fiscal 2012 and 2013 base salary increases for the Named Executive Officers were as follows:

Named Executive Officer	Fiscal 2012 Percent Increase In Base Salary from Fiscal 2011	Fiscal 2013 Percent Increase In Base Salary from Fiscal 2012
Clinton H. Severson	-%	20.0%
Alberto R. Santa Ines	-%	20.2%
Kenneth P. Aron, Ph.D.	-%	14.7%
Vladimir E. Ostoich, Ph.D.	-%	14.7%
Donald P. Wood	-%	20.2%

Annual Cash Incentive Bonus

Our annual cash incentive bonus program is designed to reward the achievement of key short-term corporate objectives that ultimately drive long-term corporate achievement.  The bonus plan is an “at-risk” compensation arrangement designed to provide market competitive cash incentive opportunities that reward our executive officers for the achievement of key financial performance goals.  Most importantly, the program is structured to achieve our overall objective of tying this element of compensation to the attainment of company performance goals that will create shareholder value.

Target Bonus Opportunities for Fiscal 2012

For fiscal 2012, our Compensation Committee generally targeted total cash compensation to be at or above the 75th percentile of the Compensation Peer Group.  Our Compensation Committee considered this 75th percentile target as a general guideline for the appropriate level of potential cash bonus compensation, but did not attempt to specifically match this or any other percentile.  For fiscal 2012, our Compensation Committee recommended to our Board of Directors that we maintain the target bonuses from fiscal 2011 for the Named Executive Officers.  In April 2011, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2012 target bonus levels for our executive officers.  The following table summarizes the fiscal 2012 target bonus amounts and the bonus amounts awarded for fiscal 2012 performance for our Named Executive Officers:

Named Executive Officer	Fiscal 2012 Target Bonus	Fiscal 2012 Bonus Awarded
Clinton H. Severson	$525,000	$341,251
Alberto R. Santa Ines	$300,000	$195,000
Kenneth P. Aron, Ph.D.	$300,000	$195,000
Vladimir E. Ostoich, Ph.D.	$300,000	$195,000
Donald P. Wood	$300,000	$195,000

Corporate Performance Measures

For fiscal 2012, our Compensation Committee selected quarterly net sales and quarterly pre-tax income as the corporate financial performance measures for our officer bonus program, which we believe are the most important measures of both annual financial performance and long-term shareholder value.  Using these two equally-weighted performance measures, the Compensation Committee established bonus targets that are set to be achievable, yet are at a level of difficulty that does not assure that the goals will be met.  The bonus targets require executive officers to increase annual corporate financial performance during the applicable fiscal year, compared to our previous year’s actual financial results.  Accordingly, meeting the bonus targets, especially given the global business environment, requires executive officers to improve financial performance on a year-over-year basis and, thus, a substantial portion of our executive officers’ compensation is at risk if corporate financial results are not achieved during a particular fiscal year.  In addition to meeting financial goals, we must not exceed a certain failure rate on our reagents discs in order for cash incentives to be paid to our executive officers.  However, our Compensation Committee has the discretion to grant bonuses even if these performance goals are not met.

Payment of the target bonus is equally weighted between achievement of our quarterly net sales performance goal and our quarterly pre-tax income performance goal.  Bonuses are earned for the first, second and third quarter only if we achieve at least 90% of either of our pre-established quarterly net sales and/or quarterly pre-tax income goals and also meet any operational goals set by the Compensation Committee.  Bonuses are earned in the fourth quarter based on the annual, rather than quarterly, achievement of at least 90% of either of our pre-established annual net sales and/or pre-tax income goals for the year and also the achievement of any operational goals set by the Compensation Committee.  After the initial threshold is met, the amount of the target bonus paid is based on a sliding scale relative to the proportionate achievement of the performance goals.  If we achieve 90% of only one performance goal, the payout would be limited to 25% of the aggregate target bonus.  For each 1% above 90% of that performance goal, the payout would increase by 2.5% for the aggregate target bonus.  The target bonus will be fully earned if at least 100% of both performance goals are achieved.  For each 1% above 100% of a performance goal, the payout would increase by 1.5% for the aggregate target bonus.  The maximum potential bonus payout is 200% of the target bonus, provided we achieve greater than 133% of at least one of the performance goals.  Assuming targets are reached, the bonus payments are paid as follows:  15% of the applicable bonus amount for the first quarter, 25% in the second and third quarters, and 35% in the fourth quarter.  At the end of the fourth quarter, the final amount of the bonus earned will be adjusted to reflect overall performance against the year.

Bonus Decisions and Analysis

The Compensation Committee evaluated our financial performance for each quarter of fiscal 2012 and the level of achievement of each of the corporate performance measures for those quarters.  As noted above, the fiscal 2012 annual bonus paid to each Named Executive Officer was based upon the achievement of two equally-weighted financial goals, our total annual net sales and total annual pre-tax income goals.  Based on this evaluation, the Compensation Committee determined that our Named Executive Officers had achieved 65.0% of their target bonus awards for fiscal 2012.  The targets and actual results are summarized below.

Corporate Performance Measures	Fiscal 2012 Target Bonus	Fiscal 2012 Actual Results
Net sales	$165.2 million	$156.6 million
Pre-tax income (1)(2)	$23.6 million	$21.7 million

(1)	The target bonus level for pre-tax income includes bonus expense earned during the period.
(2)
In April 2012, the Board of Directors (with Mr. Severson abstaining), upon the recommendation of the Compensation Committee, approved a revision to the target bonus level to exclude certain unbudgeted expenses in pre-tax income.  The target bonus level in this table reflects the approved revision.

Target Bonus Opportunities for Fiscal 2013

For fiscal 2013, our Compensation Committee generally targeted total cash compensation to be at or above the 75th percentile of the Compensation Peer Group.  Our Compensation Committee considered this 75th percentile target as a general guideline for the appropriate level of potential cash bonus compensation, but did not attempt to specifically match this or any other percentile. The target bonus level for the Named Executive Officers is designed to maintain total compensation at an appropriately competitive level in the industry.

Based on the peer company analysis of total compensation prepared by Pay Governance in October 2011, total cash compensation for our executive officers was below the 75th percentile in comparison with our compensation peer group, especially because in fiscal 2012 we had maintained annual bonus opportunities for our Named Executive Officers at their fiscal 2011 levels.  Accordingly, the Compensation Committee recommended to the Board of Directors to increase target bonus opportunities for fiscal 2013 for our Named Executive Officers to be at or above the 75th percentile of the Compensation Peer Group.  In April 2012, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2013 target bonus levels for our executive officers.  The following table summarizes the fiscal 2013 target bonus amounts for our Named Executive Officers:

Named Executive Officer	Fiscal 2013 Target Bonus
Clinton H. Severson	$625,000
Alberto R. Santa Ines	$350,000
Kenneth P. Aron, Ph.D.	$350,000
Vladimir E. Ostoich, Ph.D.	$350,000
Donald P. Wood	$350,000

Payment of the target bonus, as identified above, for fiscal 2013, will continue to be equally weighted at 50% for achievement of our quarterly net sales performance goal and 50% for achievement of our quarterly pre-tax income performance goal.  For fiscal 2013, bonuses will be paid in the same payout structure as the fiscal 2012 bonus discussed above, with the exception of higher financial targets.  Our Compensation Committee has the discretion to adjust the parameters and performance goals for payment of these annual performance bonuses.

Recoupment of Certain Payments

We do not currently have a formal policy regarding adjustments or recovery of awards or payments following a restatement of financial performance targets.  In such a circumstance, the Compensation Committee would evaluate whether compensation adjustments were appropriate based upon the facts and circumstances surrounding the restatement.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 further expanded the reach of mandatory recoupment policies though the Securities and Exchange Commission has yet to provide final guidance.  We will ensure to be compliant with any final recoupment policies.

Long-term Equity Incentive Compensation

Long-term incentive equity awards are designed as a key element of compensation for our executive officers so that a substantial portion of their total direct compensation is tied to increasing the market value of Abaxis.  We make annual grants of long-term incentive equity awards to align our executives’ interests with those of our shareholders, to promote executives’ focus on the long-term financial performance of Abaxis, and, through time-based vesting requirements, to enhance long-term retention.

In determining the size of equity-based awards, the Compensation Committee considers competitive grant values for comparable positions at the Compensation Peer Group, as well as various subjective factors primarily relating to the responsibilities of the individual executive, past performance, and the executive’s expected future contributions and value to Abaxis.  The Compensation Committee also considers, in its decision-making process, the executive’s historical total compensation, including prior equity grants, their tenure, responsibilities, experience and value to Abaxis.  No one factor is given any specific weighting and the Compensation Committee exercises its judgment to determine the appropriate size and mix of awards.

Under our 2005 Equity Incentive Plan, we are permitted to award stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards.  Prior to fiscal 2007, equity-based grants to our executive officers comprised solely of stock options.  Beginning in fiscal 2007, we began granting restricted stock units to our executive officers.  Equity grants to our Named Executive Officers in fiscal 2012 and fiscal 2013 are discussed below.

Stock Options

Prior to fiscal 2007, a substantial portion of our executive compensation arrangement consisted of long-term incentive grants, comprising of stock options.  Starting in fiscal 2007, we decided to grant restricted stock units instead of stock options because stock options are highly dilutive and we incur an expense upfront even though executives do not necessarily realize any value from stock options.

Restricted Stock Units

Fiscal 2012 Restricted Stock Unit Grants

The Compensation Committee approves all restricted stock unit grants to our Named Executive Officers and other executive officers.  In April 2011, for our Named Executive Officers and upon the recommendation of the Compensation Committee, our Board of Directors (with Mr. Severson abstaining) granted 55,000 restricted stock units to our Chief Executive Officer and 25,000 restricted stock units to each of our other Named Executive Officers.  The value of these equity grants at the time of grant was approximately $1,573,000 for our Chief Executive Officer and approximately $715,000 for each of our other Named Executive Officers.  The Compensation Committee believed that these grants of restricted stock units were appropriate based on our financial performance over the prior year.

Vesting terms of the fiscal 2012 restricted stock unit awards were time-based, over a period of four years, with the following vesting schedule:  five percent vesting on the first anniversary of the grant date; additional ten percent on the second anniversary of the grant date; additional 15 percent on the third anniversary of the grant date; and the remaining 70 percent on the fourth anniversary of the grant date, in each case subject to continuous service to Abaxis during the vesting period.  Time-based vesting terms are intended to encourage retention of our executive officers.  Our Compensation Committee believes that retention of the Named Executive Officers is key to our success and that the time-based vesting schedule of the restricted stock units helps to retain our Named Executive Officers.  Furthermore, the Compensation Committee believes that our restricted stock grants will enhance executive share ownership, further aligning their interests with that of shareholders.

Fiscal 2013 Restricted Stock Unit Grants

In April 2012, after considering an analysis of total compensation for our Named Executive Officers, the Compensation Committee determined that a mix of time-based and performance-based vesting for its restricted stock unit awards would provide an effective tool for incentivizing and retaining those executive officers who are most responsible for direct impact on corporate performance by balancing variable compensation (restricted stock units subject to performance-based vesting, which we refer to as performance units) and compensation with a more predictable value (restricted stock units subject to time-based vesting).  The performance units consist of the right to receive shares of common stock, subject to achievement of certain corporate performance-related goals, as established by the Compensation Committee.  The performance units vest 25% on each anniversary of the grant date over four years.  Restricted stock units subject to time-based vesting granted to the Named Executive Officers continued to have the four-year time-based vesting terms as described above.  The Compensation Committee believed that the changes to the equity award program for fiscal 2013 would help align the executives’ focus on the achievement of specific performance goals intended to help position us for future growth.

In April 2012, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2013 long-term equity incentive compensation for our Named Executive Officers.  The following table summarizes the fiscal 2013 restricted stock units and performance units awarded to our Named Executive Officers:

Named Executive Officer	Restricted Stock Units with Time- Based Vesting (#)	Performance Units (#)
Clinton H. Severson	23,000	23,000
Alberto R. Santa Ines	10,500	10,500
Kenneth P. Aron, Ph.D.	10,500	10,500
Vladimir E. Ostoich, Ph.D.	10,500	10,500
Donald P. Wood	10,500	10,500

Other Compensation Policies and Benefits

Benefits and Perquisites

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

Change in Control Agreements

In July 2006, our Board of Directors, after considering a change of control program analysis from the peer company analysis prepared by our compensation advisor at that time and upon the recommendation of our Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”).  The Severance Plan was adopted by our Board of Directors to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control.  Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board of Directors.  In December 2008, our Board of Directors amended the Severance Plan to ensure its compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and designated the following current executive officers as participants in the Severance Plan:  Clinton H. Severson, our Chairman, President and Chief Executive Officer; Alberto R. Santa Ines, our Chief Financial Officer and Vice President of Finance; Kenneth P. Aron, Ph.D., our Chief Technology Officer; Vladimir E. Ostoich, Ph.D., our Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim; Donald P. Wood, our Chief Operations Officer; and Martin V. Mulroy, our Chief Commercial Officer for North America Animal Health.  In October 2009, our Board of Directors also designated the following executive officers as participants in the Severance Plan:  Brenton G.A. Hanlon, our Vice President of Medical Sales and Marketing for North America and Achim Henkel, our Managing Director of Abaxis Europe GmbH.

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

•
payment of up to 24 months of premiums for medical, dental and vision benefits, provided, however, that if the participant becomes eligible to receive comparable benefits under another employer’s plan, our benefits will be secondary to those provided under such other plan;

•
reimbursement, on a monthly basis, of up to 24 months of premiums for disability and life insurance benefits if the participant elects to convert his or her disability and/or life insurance benefits under our plans into individual policies following termination; and

•
payment of an amount equal to any excise tax imposed under Section 4999 of the Code, as well as a payment in reimbursement of excise and income taxes arising from the initial excise tax payment, provided, however, that payment of such amount is capped at $1,000,000 per participant.

Payment of the foregoing severance benefits is conditioned upon the participant’s execution of a valid and effective release of claims against us.

Tax Considerations

Deductibility of Executive Compensation

We have considered the provisions of Section 162(m) of the Code and related Treasury Regulations that restrict deductibility of executive compensation paid to our Named Executive Officers and our other executive officers holding office at the end of any year to the extent such compensation exceeds $1,000,000 for any of such officers in any year and does not qualify for an exception under the statute or regulations.  The Compensation Committee endeavors to maximize deductibility of compensation under Section 162(m) of the Code to the extent practicable while maintaining a competitive, performance-based compensation program.  However, tax consequences, including tax deductibility, are subject to many factors (such as changes in the tax laws and regulations or interpretations thereof and the timing of various decisions by officers regarding stock options) which are beyond the control of both Abaxis and our Compensation Committee.  In addition, our Compensation Committee believes that it is important to retain maximum flexibility in designing compensation programs that meet its stated business objectives.  For these reasons, our Compensation Committee, while considering tax deductibility as a factor in determining compensation, will not limit compensation to those levels or types of compensation that will be deductible.  Our Compensation Committee will continue to consider alternative forms of compensation, consistent with its compensation goals that preserve deductibility.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has ever been an executive officer or employee of Abaxis.  None of our executive officers currently serves, or has served during the last completed fiscal year, on the Compensation Committee or board of directors of any other entity that has one or more executive officers serving as a member of our board of directors or compensation committee.  For information with respect to related-person transactions involving members of the Compensation Committee, see Item 13. Certain Relationships and Related Transactions, and Director Independence of this Form 10-K.

COMPENSATION COMMITTEE REPORT (1)

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Based upon this review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for fiscal 2012, 2011 and 2010, the compensation awarded or paid to, or earned by, Abaxis’ Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers at March 31, 2012 (collectively, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Clinton H. Severson President, Chief Executive Officer and Chairman of the Board	2012 2011 2010	376,442 370,385 360,000	- - -	1,573,000 1,416,800 833,250	- - -	341,251 488,251 611,626	11,726(4) 11,160(4) 12,168(4)	2,302,419 2,286,596 1,817,044
Alberto R. Santa Ines Chief Financial Officer and Vice President of Finance	2012 2011 2010	208,800 205,538 200,000	- - -	715,000 644,000 378,750	- - -	195,000 279,000 349,500	10,573(5) 9,967(5) 11,456(5)	1,129,373 1,138,505 939,706
Kenneth P. Aron, Ph.D. Chief Technology Officer	2012 2011 2010	218,839 215,539 210,000	- - -	715,000 644,000 378,750	- - -	195,000 279,000 349,500	23,502(6) 22,462(6) 22,471(6)	1,152,341 1,161,001 960,721
Vladimir E. Ostoich, Ph.D. Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim	2012 2011 2010	218,839 215,539 210,000	- - -	715,000 644,000 378,750	- - -	195,000 279,000 349,500	18,619(7) 17,568(7) 17,917(7)	1,147,458 1,156,107 956,167
Donald P. Wood Chief Operations Officer	2012 2011 2010	208,800 205,538 196,923	- - -	715,000 644,000 378,750	- - -	195,000 279,000 349,500	18,299(8) 17,518(8) 17,934(8)	1,137,099 1,146,056 943,107

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

(4)
In fiscal 2012, consists of $5,420 in supplemental health plan expenses reimbursed by us, $663 in group life insurance paid by us, $574 in disability insurance premiums paid by us, $444 in long-term care insurance premiums paid by us and $4,625 in matching contributions made by us to Mr. Severson’s 401(k) account.  In fiscal 2011, consists of $5,191 in supplemental health plan expenses reimbursed by us, $648 in group life insurance paid by us, $616 in disability insurance premiums paid by us, $111 in long-term care insurance premiums paid by us and $4,594 in matching contributions made by us to Mr. Severson’s 401(k) account.  In fiscal 2010, consists of $4,769 in supplemental health plan expenses reimbursed by us, $648 in group life insurance paid by us, $626 in disability insurance premiums paid by us and $6,125 in matching contributions made by us to Mr. Severson’s 401(k) account.

(5)
In fiscal 2012, consists of $4,516 in supplemental health plan expenses reimbursed by us, $460 in group life insurance paid by us, $458 in disability insurance premiums paid by us, $514 in long-term care insurance premiums paid by us and $4,625 in matching contributions made by us to Mr. Santa Ines’ 401(k) account.  In fiscal 2011, consists of $4,323 in supplemental health plan expenses reimbursed by us, $445 in group life insurance paid by us, $477 in disability insurance premiums paid by us, $128 in long-term care insurance premiums paid by us and $4,594 in matching contributions made by us to Mr. Santa Ines’ 401(k) account.  In fiscal 2010, consists of $4,419 in supplemental health plan expenses reimbursed by us, $432 in group life insurance paid by us, $480 in disability insurance premiums paid by us and $6,125 in matching contributions made by us to Mr. Santa Ines’ 401(k) account.

(6)
In fiscal 2012, consists of $17,611 in supplemental health plan expenses reimbursed by us, $484 in group life insurance paid by us, $480 in disability insurance premiums paid by us, $302 in long-term care insurance premiums paid by us and $4,625 in matching contributions made by us to Dr. Aron’s 401(k) account.  In fiscal 2011, consists of $16,826 in supplemental health plan expenses reimbursed by us, $467 in group life insurance paid by us, $500 in disability insurance premiums paid by us, $75 in long-term care insurance premiums paid by us and $4,594 in matching contributions made by us to Dr. Aron’s 401(k) account.  In fiscal 2010, consists of $15,388 in supplemental health plan expenses reimbursed by us, $454 in group life insurance paid by us, $504 in disability insurance premiums paid by us and $6,125 in matching contributions made by us to Dr. Aron’s 401(k) account.

(7)
In fiscal 2012, consists of $12,430 in supplemental health plan expenses reimbursed by us, $484 in group life insurance paid by us, $480 in disability insurance premiums paid by us, $600 in long-term care insurance premiums paid by us and $4,625 in matching contributions made by us to Dr. Ostoich’s 401(k) account.  In fiscal 2011, consists of $11,920 in supplemental health plan expenses reimbursed by us, $467 in group life insurance paid by us, $500 in disability insurance premiums paid by us, $150 in long-term care insurance premiums paid by us and $4,531 in matching contributions made by us to Dr. Ostoich’s 401(k) account.  In fiscal 2010, consists of $10,897 in supplemental health plan expenses reimbursed by us, $454 in group life insurance paid by us, $504 in disability insurance premiums paid by us and $6,062 in matching contributions made by us to Dr. Ostoich’s 401(k) account.

(8)
In fiscal 2012, consists of $12,430 in supplemental health plan expenses reimbursed by us, $460 in group life insurance paid by us, $458 in disability insurance premiums paid by us, $326 in long-term care insurance premiums paid by us and $4,625 in matching contributions made by us to Mr. Wood’s 401(k) account.  In fiscal 2011, consists of $11,920 in supplemental health plan expenses reimbursed by us, $445 in group life insurance paid by us, $477 in disability insurance premiums paid by us, $82 in long-term care insurance premiums paid by us and $4,594 in matching contributions made by us to Mr. Wood’s 401(k) account.  In fiscal 2010, consists of $10,897 in supplemental health plan expenses reimbursed by us, $432 in group life insurance paid by us, $480 in disability insurance premiums paid by us and $6,125 in matching contributions made by us to Mr. Wood’s 401(k) account.

Salary and Bonus in Proportion to Total Compensation. The following table sets forth the percentage of base salary and annual cash incentive bonus earned by each Named Executive Officer as a percentage of total compensation for fiscal 2012.

Named Executive Officer	Base Salary As a Percentage of Total Compensation	Annual Cash Incentive Bonus As a Percentage of Total Compensation
Clinton H. Severson	16%	15%
Alberto R. Santa Ines	18%	17%
Kenneth P. Aron, Ph.D.	19%	17%
Vladimir E. Ostoich, Ph.D.	19%	17%
Donald P. Wood	18%	17%

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

Grants of Plan-Based Awards in Fiscal 2012

The following table sets forth the grants of plan-based awards to our Named Executive Officers during fiscal 2012.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#) (2)	Awards ($) (3)
Clinton H. Severson
Annual cash incentive bonus		131,250	525,000	1,050,000
Restricted stock units	5/2/2011							55,000	1,573,000
Alberto R. Santa Ines
Annual cash incentive bonus		75,000	300,000	600,000
Restricted stock units	5/2/2011							25,000	715,000
Kenneth P. Aron, Ph.D.
Annual cash incentive bonus		75,000	300,000	600,000
Restricted stock units	5/2/2011							25,000	715,000
Vladimir E. Ostoich, Ph.D.
Annual cash incentive bonus		75,000	300,000	600,000
Restricted stock units	5/2/2011							25,000	715,000
Donald P. Wood
Annual cash incentive bonus		75,000	300,000	600,000
Restricted stock units	5/2/2011							25,000	715,000

(1)
Actual cash performance bonuses, which were approved by the Board of Directors upon recommendation by the Compensation Committee based on achievement of corporate financial performance goals for fiscal 2012, were paid in four quarterly installments within one month following the end of the applicable quarter upon achieving the established quarterly net sales and/or quarterly pre-tax income goals.  Actual cash performance bonuses are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above.

(2)
Each of the equity-based awards reported in the “Grants of Plan-Based Awards” table was granted under, and is subject to, the terms of our 2005 Equity Incentive Plan.  The time-based vesting schedule of restricted stock unit grants during fiscal 2012 is described above in “Restricted Stock Units.”

(3)
Represents the fair value of the restricted stock unit award on the date of grant, pursuant to ASC 718.  See Note 12 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Outstanding Equity Awards at Fiscal Year End 2012

The following table shows, for the fiscal year ended March 31, 2012, certain information regarding outstanding equity awards at fiscal year end for our Named Executive Officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (3)
Clinton H. Severson	50,000	-	21.65	4/20/2014
							35,000	(4)	1,019,550
							46,750	(4)	1,361,827
							52,250	(4)	1,522,043
							55,000	(4)	1,602,150

Alberto R. Santa Ines	25,000	-	3.85	4/22/2013
	40,000	-	21.65	4/20/2014
							14,000	(4)	407,820
							21,250	(4)	619,012
							23,750	(4)	691,838
							25,000	(4)	728,250

Kenneth P. Aron, Ph.D.	40,000	-	21.65	4/20/2014
							14,000	(4)	407,820
							21,250	(4)	619,012
							23,750	(4)	691,838
							25,000	(4)	728,250

Vladimir E. Ostoich, Ph.D.	22,000	-	21.65	4/20/2014
							14,000	(4)	407,820
							21,250	(4)	619,012
							23,750	(4)	691,838
							25,000	(4)	728,250

Donald P. Wood							14,000	(4)	407,820
							21,250	(4)	619,012
							23,750	(4)	691,838
							25,000	(4)	728,250

(1)
Options granted to the Named Executive Officers expire ten years after the grant date.  All options vest one-fourth on the first anniversary date of grant and vests at a rate of 1/48th for each full month thereafter.  The options listed are now vested in full.

(2)	Represents the fair value of our common stock on the grant date of the option.

(3)
The value of the equity award is based on the closing price of our common stock of $29.13 on March 30, 2012, the last day of trading for our fiscal year ended March 31, 2012, as reported on the NASDAQ Global Select Market.

(4)
The four-year time-based vesting terms of the restricted stock units is as follows, assuming continuous employment:  five percent of the shares vest after the first year; ten percent of the shares vest after the second year; 15 percent of the shares vest after the third year; and 70 percent of the shares vest after the fourth year.

Option Exercises and Stock Vested in Fiscal 2012

The following table shows all shares of common stock acquired upon exercise of stock options and value realized upon exercise, and all stock awards vested and value realized upon vesting, held by our Named Executive Officers during fiscal 2012.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired onVesting (#)	Value Realized on Vesting ($) (2)
Clinton H. Severson	10,417	256,154	50,750	1,443,100
Alberto R. Santa Ines	37,432	874,908	20,750	590,080
Kenneth P. Aron, Ph.D.	-	-	20,750	590,080
Vladimir E. Ostoich, Ph.D.	40,000	723,200	20,750	590,080
Donald P. Wood	-	-	20,750	582,520

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

Executive Change of Control Severance Plan

In July 2006, our Board of Directors, after considering a change of control program analysis from the peer company analysis prepared by our compensation advisor at that time and upon the recommendation of our Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”).  The Severance Plan was adopted by our Board of Directors to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control.  Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board of Directors.  In December 2008, our Board of Directors amended the Severance Plan to ensure its compliance with Section 409A of the Code and designated the following current executive officers as participants in the Severance Plan:  Clinton H. Severson, our Chairman, President and Chief Executive Officer; Alberto R. Santa Ines, our Chief Financial Officer and Vice President of Finance; Kenneth P. Aron, Ph.D., our Chief Technology Officer; Vladimir E. Ostoich, Ph.D., our Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim; Donald P. Wood, our Chief Operations Officer; and Martin V. Mulroy, our Chief Commercial Officer for North America Animal Health.  In October 2009, our Board of Directors also designated the following executive officers as participants in the Severance Plan:  Brenton G.A. Hanlon, our Vice President of Medical Sales and Marketing for North America and Achim Henkel, our Managing Director of Abaxis Europe GmbH.

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

•
payment of up to 24 months of premiums for medical, dental and vision benefits, provided, however, that if the participant becomes eligible to receive comparable benefits under another employer’s plan, our benefits will be secondary to those provided under such other plan;

•
reimbursement, on a monthly basis, of up to 24 months of premiums for disability and life insurance benefits if the participant elects to convert his or her disability and/or life insurance benefits under our plans into individual policies following termination; and

•
payment of an amount equal to any excise tax imposed under Section 4999 of the Code, as well as a payment in reimbursement of excise and income taxes arising from the initial excise tax payment, provided, however, that payment of such amount is capped at $1,000,000 per participant.

Payment of the foregoing severance benefits is conditioned upon the participant’s execution of a valid and effective release of claims against us.

Incentive Plans

Under our 2005 Equity Incentive Plan (the “2005 Plan”), in the event of a “change in control,” as such term is defined by the 2005 Plan, the surviving, continuing, successor or purchasing entity or its parent may, without the consent of any participant, either assume or continue in effect any or all outstanding options and stock appreciation rights or substitute substantially equivalent options or rights for its stock.  Any options or stock appreciation rights which are not assumed or continued in connection with a change in control or exercised prior to the change in control will terminate effective as of the time of the change in control.  Our Compensation Committee may provide for the acceleration of vesting of any or all outstanding options or stock appreciation rights upon such terms and to such extent as it determines.  The 2005 Plan also authorizes our Compensation Committee, in its discretion and without the consent of any participant, to cancel each or any outstanding option or stock appreciation right upon a change in control in exchange for a payment to the participant with respect to each vested share (and each unvested share if so determined by our Compensation Committee) subject to the cancelled award of an amount equal to the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share under the award.  The Compensation Committee, in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of any stock award, restricted stock unit award, performance share or performance unit, cash-based award or other share-based award held by a participant upon such conditions and to such extent as determined by our Compensation Committee.  It is currently anticipated that awards granted to executive officers will accelerate fully on a change of control.  The vesting of non-employee director awards granted under the 2005 Plan automatically will accelerate in full upon a change in control.

As described above, certain additional compensation is payable to a Named Executive Officer (i) if his employment was involuntarily terminated without cause, (ii) upon a change in control or (iii) if his employment was terminated involuntarily following a change in control.  The amounts shown in the table below assume that such termination was effective as of March 31, 2012, and do not include amounts in which the Named Executive Officer had already vested as of March 31, 2012.  The actual compensation to be paid can only be determined at the time of the change in control and/or a Named Executive Officer’s termination of employment.

Potential Payments Upon Termination or Change in Control

Executive Benefits and Payments Upon Separation	Involuntary Termination Without Cause (1)		Change In Control (No Termination)	Involuntary Termination Without Cause Following a Change In Control (2)
Clinton H. Severson
Salary and bonus	$1,800,000		-	$1,800,000
Vesting of restricted stock units (3)	$5,505,570		$5,505,570	$5,505,570
Health and welfare benefits	$14,202	(4)	-	$14,202	(4)
Excise tax reimbursement and related gross up (6)	-		-	-
Total	$7,319,772		$5,505,570	$7,319,772
Alberto R. Santa Ines
Salary and bonus	-		-	$1,016,000
Vesting of restricted stock units (3)	-		$2,446,920	$2,446,920
Health and welfare benefits	-		-	$10,868	(5)
Excise tax reimbursement and related gross up (6)	-		-	$478,344
Total	-		$2,446,920	$3,952,132
Kenneth P. Aron, Ph.D.
Salary and bonus	-		-	$1,036,000
Vesting of restricted stock units (3)	-		$2,446,920	$2,446,920
Health and welfare benefits	-		-	$37,150	(5)
Excise tax reimbursement and related gross up (6)	-		-	$320,696
Total	-		$2,446,920	$3,840,766
Vladimir E. Ostoich, Ph.D.
Salary and bonus	-		-	$1,036,000
Vesting of restricted stock units (3)	-		$2,446,920	$2,446,920
Health and welfare benefits	-		-	$26,788	(5)
Excise tax reimbursement and related gross up (6)	-		-	$285,630
Total	-		$2,446,920	$3,795,338
Donald P. Wood
Salary and bonus	-		-	$1,016,000
Vesting of restricted stock units (3)	-		$2,446,920	$2,446,920
Health and welfare benefits	-		-	$26,696	(5)
Excise tax reimbursement and related gross up (6)	-		-	$531,917
Total	-		$2,446,920	$4,021,533

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

(3)
The value of the restricted stock unit assumes that the market price per share of our common stock on the date of termination of employment was equal to the closing price of our common stock of $29.13 on March 30, 2012, the last day of trading for our fiscal year ended March 31, 2012, as reported on the NASDAQ Global Select Market.

(4)	Health and welfare benefits include payment of 24 months of premiums for medical, dental, vision, disability, life insurance and long-term care benefits.

(5)	Health and welfare benefits include payment of 24 months of premiums for medical, dental, vision, disability and life insurance benefits.

(6)
For purposes of computing the excise tax reimbursement and related gross up payments, base amount calculations are based on the Named Executive Officer’s taxable wages for fiscal years 2008 through 2012.

DIRECTOR COMPENSATION

Director Compensation Table

The table below summarizes the compensation paid to our non-employee directors for fiscal 2012.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2)		Option Awards ($) (3)	All Other Compensation ($)	Total ($)
Vernon E. Altman	25,500	71,500	(4)	-	-	97,000
Richard J. Bastiani, Ph.D.	28,000	71,500	(4)	-	-	99,500
Michael D. Casey	28,500	71,500	(4)	-	-	100,000
Henk J. Evenhuis	30,500	71,500	(4)	-	-	102,000
Prithipal Singh, Ph.D.	28,500	71,500	(4)	-	-	100,000
Ernest S. Tucker, III, M.D. (5)	6,250	71,500		-	-	77,750

(1)
Clinton H. Severson, our Chief Executive Officer and Director, is not included in this table as he is an employee of Abaxis and receives no compensation for his services as a director.  The compensation received by Mr. Severson as an employee is shown in the “Summary Compensation Table” above.

(2)
Each non-employee director listed in the table above was granted an award of 2,500 restricted stock units on May 2, 2011 under our 2005 Plan.  Amounts listed in this column represent the grant date fair value of the awards in accordance with ASC 718.  Amounts shown do not reflect whether the non-employee director has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award).  For a discussion of the assumptions used in determining the fair value of awards of restricted stock units in the above table, see Note 12 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.  No stock awards were forfeited by our non-employee directors during fiscal 2012.

(3)
No options were awarded to our non-employee directors in fiscal 2012, 2011 or 2010.  As of March 31, 2012, the non-employee directors held the following number of outstanding options:  Dr. Bastiani, 12,000; Mr. Evenhuis, 8,000; and Dr. Singh, 4,000.  Mr. Altman and Mr. Casey did not hold any outstanding options as of March 31, 2012.

(4)	As of March 31, 2012, each of our non-employee directors held 2,500 shares of unvested restricted stock units.

(5)
Dr. Tucker did not stand for re-election in October 2011.  Upon his retirement as a director, the Board of Directors approved the full acceleration of vesting of Dr. Tucker’s restricted stock units granted in May 2011.

Cash Compensation Paid to Board Members

During fiscal 2012, all non-employee directors received an annual retainer of $12,000, pro-rated based on the period of services provided by the non-employee director.  The non-employee Chairs of our Audit Committee and Compensation Committee received an annual supplement of $5,000 and $2,000, respectively.  Our non-employee directors each received $1,250 per board meeting attended and $1,000 per committee meeting attended.  We also reimburse our non-employee directors for reasonable travel expenses incurred in connection with attending board and committee meetings.  Directors who are employees receive no compensation for their service as directors.

Equity Compensation Paid to Board Members

Non-employee directors are eligible to receive awards under the 2005 Plan, but such awards are discretionary and not automatic.  In fiscal 2012, 2011 and 2010, each non-employee director received an annual equity award of 2,500, 2,200 and 2,200, respectively, restricted stock units granted under the 2005 Plan, for the services provided by the non-employee director during the respective period.  Each award of restricted stock units represents the right of the participant to receive, without payment of monetary consideration, on the vesting date, a number of shares of common stock equal to the number of units vesting on such date.  Subject to the director’s continued service with us through the applicable vesting date, each restricted stock unit award will vest in full 12 months after the grant date.  Under the terms of the 2005 Plan, the vesting of each non-employee director restricted stock unit award will also be accelerated in full in the event of a “change in control,” as defined in the 2005 Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 31, 2012 by (i) each of the Named Executive Officers in the Summary Compensation Table; (ii) each of our directors; (iii) all of our executive officers and directors as a group and (iv) seven holders of at least five percent of our common stock.  The persons named in the table have sole or shared voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Abaxis Common Stock Beneficially Owned(1)
Five Percent Holders:
Brown Capital Management, LLC and The Brown Capital Management Small Company Fund(3)	3,588,883	16.4%
Kayne Anderson Rudnick Investment Management, LLC(4)	1,807,383	8.3%
Neuberger Berman Group LLC, Neuberger Berman LLC, Neuberger Berman Management LLC and Neuberger Berman Equity Funds(5)	1,708,856	7.8%
BlackRock, Inc.(6)	1,654,540	7.6%
The Vanguard Group, Inc.(7)	1,213,566	5.5%
Wasatch Advisors, Inc.(8)	1,187,006	5.4%
Riverbridge Partners, LLC(9)	1,084,969	5.0%
Executive Officers:(2)
Clinton H. Severson(10)	620,220	2.8%
Vladimir E. Ostoich, Ph.D.(11)	426,180	1.9%
Alberto R. Santa Ines(12)	153,117	*
Kenneth P. Aron, Ph.D.(13)	97,771	*
Donald P. Wood(14)	26,749	*
Outside Directors:(2)
Richard J. Bastiani, Ph.D.(15)	61,400	*
Prithipal Singh, Ph.D.(16)	37,400	*
Henk J. Evenhuis(17)	19,400	*
Michael D. Casey(18)	4,700	*
Vernon E. Altman(19)	2,500	*
Executive officers and directors as a group(13 persons)(20)	1,531,580	6.9%
* Less than one percent.

(1)
The percentages shown in this column are calculated based on 21,887,141 shares of common stock outstanding on May 31, 2012 and includes shares of common stock that such person or group had the right to acquire on or within sixty days after that date, including, but not limited to, upon the exercise of options.

(2)	The business address of the beneficial owners listed is c/o Abaxis, Inc., 3240 Whipple Road, Union City, CA 94587.

(3)
Based on information set forth in a Schedule 13G/A filed with the SEC on February 13, 2012 by Brown Capital Management, LLC, reporting sole power to vote and dispose of 1,970,653 and 3,588,883 shares, respectively; and by The Brown Capital Management Small Company Fund, reporting sole power to vote and dispose of 1,608,340 shares. The business address for Brown Capital Management, LLC and The Brown Capital Management Small Company Fund is 1201 North Calvert Street, Baltimore, MD 21202.

(4)
Based on information set forth in a Schedule 13G/A filed with the SEC on February 8, 2012 by Kayne Anderson Rudnick Investment Management, LLC, reporting sole power to vote and dispose of 1,807,383 shares. The business address for Kayne Anderson Rudnick Investment Management, LLC is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

(5)
Based on information set forth in a Schedule 13G/A filed with the SEC on February 10, 2012 by both Neuberger Berman Group LLC and Neuberger Berman LLC, reporting shared power to vote and dispose of 1,454,256 and 1,708,856 shares, respectively; by Neuberger Berman Management LLC, reporting shared power to vote and dispose of 1,421,600 shares; and by Neuberger Berman Equity Funds, reporting shared power to vote and dispose of 1,208,100 shares. The business address for Neuberger Berman Group LLC, Neuberger Berman LLC, Neuberger Berman Management LLC and Neuberger Berman Equity Funds is 605 Third Avenue, New York, NY 10158.

(6)
Based on information set forth in a Schedule 13G/A filed with the SEC on February 13, 2012 by BlackRock, Inc., reporting sole power to vote and dispose of 1,654,540 shares. The business address for BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.

(7)
Based on information set forth in a Schedule 13G filed with the SEC on February 7, 2012 by The Vanguard Group, Inc., reporting sole power to vote and dispose of 28,347 and 1,185,219 shares, respectively; and shared power to dispose of 28,347 shares. The business address for The Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, PA 19355.

(8)
Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2012 by Wasatch Advisors, Inc., reporting sole power to vote and dispose of 1,187,006 shares. The business address for Wasatch Advisors, Inc. is 150 Social Hall Avenue, Salt Lake City, UT 84111.

(9)
Based on information set forth in a Schedule 13G filed with the SEC on February 6, 2012 by Riverbridge Partners, LLC, reporting sole power to vote and dispose of 795,889 and 1,084,969 shares, respectively. The business address for Riverbridge Partners, LLC is 801 Nicollet Mall, Suite 600, Minneapolis, MN 55402.

(10)	Includes:

●	570,220 shares held by Mr. Severson; and
●	50,000 shares subject to stock options exercisable by Mr. Severson within sixty days of May 31, 2012.

(11)	Includes:

●	238,847 shares held by Dr. Ostoich;
●	26,355 shares held by Dr. Ostoich’s IRA;
●	22,400 shares held by Mrs. Ostoich’s IRA;
●	116,578 shares held by the Vladimir Ostoich and Liliana Ostoich Trust Fund, for the benefit of Dr. Ostoich and his wife; and
●	22,000 shares subject to stock options exercisable by Dr. Ostoich within sixty days of May 31, 2012.
The total shares beneficially owned by Dr. Ostoich includes certain shares pledged as security.

(12)	Includes:

●	88,117 shares held by Mr. Santa Ines; and
●	65,000 shares subject to stock options exercisable by Mr. Santa Ines within sixty days of May 31, 2012.

(13)	Includes:

●	57,271 shares held by Dr. Aron;
●	500 shares held by Mrs. Aron; and
●	40,000 shares subject to stock options exercisable by Dr. Aron within sixty days of May 31, 2012.

(14)	Includes:

●	26,749 shares held by Mr. Wood.

(15)	Includes:

●	53,400 shares held by Dr. Bastiani; and
●	8,000 shares subject to stock options exercisable by Dr. Bastiani within sixty days of May 31, 2012.

(16)	Includes:

●	33,400 shares held by Dr. Singh; and
●	4,000 shares subject to stock options exercisable by Dr. Singh within sixty days of May 31, 2012.

(17)	Includes:

●	11,400 shares held by Mr. Evenhuis; and
●	8,000 shares subject to stock options exercisable by Mr. Evenhuis within sixty days of May 31, 2012.

(18)	Includes:

●	4,700 shares held by Mr. Casey.

(19)	Includes:

●	2,500 shares held by Mr. Altman.

(20)	Includes:

●	1,324,288 shares held by all executive officers and directors as a group; and
●	207,292 shares subject to stock options exercisable by all executive officers and directors as a group within sixty days of May 31, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2012, Abaxis had one equity incentive plan, the 2005 Equity Incentive Plan (the “2005 Plan”), under which our equity securities are authorized for issuance to our employees, directors and consultants.  The 2005 Plan amended and restated our 1998 Stock Option Plan.  In June 2002, the time period for granting options under our 1992 Outside Directors’ Stock Option Plan (“Directors Plan”) expired in accordance with the terms of the plan.  As of March 31, 2012, there were no stock options outstanding under the Directors Plan.  Both the 2005 Plan and the Directors Plan were approved by our shareholders.

From time to time we issue warrants to purchase shares of our common stock to non-employees, such as service providers and purchasers of our preferred stock.  As of March 31, 2012, there were 30,000 warrants outstanding to purchase shares of common stock.

The following table provides aggregate information as of March 31, 2012 regarding (i) outstanding options, unvested restricted stock units and shares reserved under our equity compensation plans and (ii) outstanding warrants to purchase our common stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by our shareholders:
2005 Equity Incentive Plan(2)	1,402,000	$15.21	(3)	300,000
Equity compensation plans not approved by our shareholders:
Warrants to purchase common stock(4)	30,000	$3.00		-
Total:	1,432,000	$14.04	(3)	300,000

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
(4)
Consists of warrants issued to National Institute for Strategic Technology Acquisition and Commercialization to purchase 30,000 shares of Abaxis common stock.  The exercise price of the warrants issued were $3.00 per share and vests at a rate of 20% annually from its issuance date and has a term of five years, expiring in fiscal years 2016 through 2017.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the fiscal year ended March 31, 2012, there was not, nor is there any currently proposed transaction or series of similar transactions to which Abaxis was or is to be a party in which the amount involved exceeds $120,000 and in which any executive officer, director or holder of more than 5% of any class of voting securities of Abaxis and members of that person’s immediate family had or will have a direct or indirect material interest, other than as set forth in the “Summary Compensation Table” above.

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

As required under the NASDAQ listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors.  The Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the NASDAQ listing standards, as in effect time to time.  Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and Abaxis, its senior management, and its independent registered public accounting firm, the Board has affirmatively determined that the following five directors are independent directors within the meaning of the applicable NASDAQ listing standards:  Mr. Altman, Mr. Casey, Mr. Evenhuis and Drs. Bastiani and Singh.  In making this determination, the Board found that none of the directors had a material or other disqualifying relationship with Abaxis.  Mr. Severson, our Chairman, President and Chief Executive Officer, is not an independent director by virtue of his employment with Abaxis.

Item 14.  Principal Accounting Fees and Services

For the fiscal years ended March 31, 2012 and 2011, our independent registered public accounting firm, Burr Pilger Mayer, Inc. billed the approximate fees set forth below.  All fees included below were approved by the Audit Committee.

	Year Ended March 31,
	2012	2011
Audit Fees(1)	$650,000	$640,000
Audit-Related Fees(2)	30,000	30,000
Tax Fees	-	-
All Other Fees	-	-
Total All Fees	$680,000	$670,000

(1)
Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements, including attestation services related to Section 404 of the Sarbanes-Oxley Act of 2002.

(2)
Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.”  In fiscal 2012 and 2011, these services include attestation services related to Abaxis’ tax deferral savings plan.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy for the pre-approval of all audit and non-audit services to be performed for Abaxis by the independent registered public accounting firm.  The Audit Committee has considered the role of Burr Pilger Mayer, Inc. in providing audit and audit-related services to Abaxis and has concluded that such services are compatible with Burr Pilger Mayer, Inc.’s role as Abaxis’ independent registered public accounting firm.

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

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

Abaxis, Inc.
Schedule II
Valuation and Qualifying Accounts and Reserves
Years ended March 31, 2012, 2011 and 2010

Description	Balance at Beginning of Year	Additions Charged to Expenses	Deductions from Reserves	Balance at End of Year
Total Reserve for Doubtful Accounts and Sales Allowances:
Year ended March 31, 2012	$320,000	$81,000	$(118,000)	$283,000
Year ended March 31, 2011	$446,000	$149,000	$(275,000)	$320,000
Year ended March 31, 2010	$388,000	$302,000	$(244,000)	$446,000

Exhibit Index

Exhibit No.	Description of Document
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

4.3
Form of Warrant to Purchase Shares of Common Stock of Abaxis, Inc. issued to the National Institute for Strategic Technology Acquisition and Commercialization (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and incorporated herein by reference.)

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

10.9*
Fiscal 2013 Base Salary and Target Bonus for the Named Executive Officers (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on May 1, 2012 and incorporated herein by reference.)

10.10*
Form of Indemnification Agreement entered into by Abaxis, Inc. with each of its directors and executive officers (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and incorporated herein by reference.)

10.11+
License Agreement by and between Inverness Medical Switzerland GmbH and Abaxis, Inc., dated January 5, 2009 (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference.)

10.12
First Amendment to Lease Agreement with Principal Development Investors, LLC, dated August 28, 2000 (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and incorporated herein by reference.)

10.13
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

10.16+
Master Agreement, dated as of January 26, 2011, among the National Institute for Strategic Technology Acquisition and Commercialization, the Kansas State University Research Foundation and Abaxis, Inc. (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and incorporated herein by reference.)

10.17++	Distribution Agreement by and between Lextron, Inc. including subsidiaries TW Medical Veterinary Supply and VetPham and Abaxis, Inc., dated April 1, 2010

21.1	Subsidiaries of Abaxis, Inc.

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm

24.1	Power of Attorney. Reference is made to the Signature Page hereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB†	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

+	Confidential treatment of certain portions of this agreement has been granted by the Securities and Exchange Commission.

++	Confidential treatment of certain portions of this agreement has been requested from the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

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

†
Pursuant to applicable securities laws and regulations, the Registrant is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Registrant has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements.  These interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2012.

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

Signature	Title	Date

/s/ Clinton H. Severson	President, Chief Executive Officer and Director (Principal Executive Officer)	June 14, 2012
Clinton H. Severson

/s/ Alberto R. Santa Ines	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	June 14, 2012
Alberto R. Santa Ines

/s/ Vernon E. Altman	Director	June 14, 2012
Vernon E. Altman

/s/ Richard J. Bastiani, Ph.D.	Director	June 14, 2012
Richard J. Bastiani, Ph.D.

/s/ Michael D. Casey	Director	June 14, 2012
Michael D. Casey

/s/ Henk J. Evenhuis	Director	June 14, 2012
Henk J. Evenhuis

/s/ Prithipal Singh, Ph.D.	Director	June 14, 2012
Prithipal Singh, Ph.D.