Form 10-Q
period 2012-06-30
ABAXIS INC
filed 2012-08-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012
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

Yes ☐                 No ☒

As of August 6, 2012, there were 21,926,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q

For the Quarter Ended June 30, 2012

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	March 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$56,151	$45,843
Short-term investments	21,912	21,689
Receivables (net of allowances of $287 at June 30, 2012 and $283 at March 31, 2012)	29,038	30,694
Inventories	20,940	19,597
Prepaid expenses and other current assets	3,670	5,423
Net deferred tax assets, current	4,328	4,151
Total current assets	136,039	127,397
Long-term investments	20,129	23,442
Investment in unconsolidated affiliate	2,643	2,626
Property and equipment, net	25,165	24,296
Intangible assets, net	3,832	3,990
Other assets	109	85
Total assets	$187,917	$181,836

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,553	$6,381
Accrued payroll and related expenses	6,821	6,336
Accrued taxes	144	266
Other accrued liabilities	1,806	1,991
Deferred revenue	1,307	1,212
Warranty reserve	1,012	1,245
Total current liabilities	18,643	17,431
Non-current liabilities:
Deferred rent	669	641
Net deferred tax liabilities	197	199
Deferred revenue	2,708	2,396
Warranty reserve	482	601
Notes payable, less current portion	758	783
Total non-current liabilities	4,814	4,620
Total liabilities	23,457	22,051
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 21,888,000 and 21,699,000 shares issued and outstanding at June 30, 2012 and at March 31, 2012, respectively	111,878	110,063
Retained earnings	52,561	49,697
Accumulated other comprehensive income	21	25
Total shareholders' equity	164,460	159,785
Total liabilities and shareholders' equity	$187,917	$181,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	June 30,
	2012	2011
Revenues	$42,014	$36,003
Cost of revenues	19,165	16,780
Gross profit	22,849	19,223
Operating expenses:
Research and development	2,965	3,454
Sales and marketing	11,769	9,152
General and administrative	3,322	3,419
Total operating expenses	18,056	16,025
Income from operations	4,793	3,198
Interest and other income (expense), net	(230)	294
Income before income tax provision	4,563	3,492
Income tax provision	1,699	1,278
Net income	$2,864	$2,214
Net income per share:
Basic net income per share	$0.13	$0.10
Diluted net income per share	$0.13	$0.10
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	21,817,000	22,681,000
Weighted average common shares outstanding - diluted	22,217,000	23,095,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2012	2011
Net income	$2,864	$2,214
Other comprehensive income:
Net change in unrealized gain (loss) on investments	(6)	-
Provision for income taxes related to items of other comprehensive income	(2)	-
Other comprehensive income, net of tax	(4)	-
Comprehensive income	$2,860	$2,214

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net income	$2,864	$2,214
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,441	1,203
Investment premium amortization, net	240	243
Net loss on disposals of property and equipment	20	8
Net loss (gain) on foreign exchange translation	392	(51)
Share-based compensation expense	1,802	1,120
Excess tax benefits from share-based awards	(717)	(435)
Provision for deferred income taxes	(177)	(8)
Equity in net (income) loss of unconsolidated affiliate	(17)	38
Changes in assets and liabilities:
Receivables, net	1,569	1,463
Inventories	(1,740)	938
Prepaid expenses and other current assets	2,439	57
Other assets	(27)	4
Accounts payable	1,178	(405)
Accrued payroll and related expenses	496	86
Accrued taxes	(111)	(32)
Other accrued liabilities	(185)	128
Deferred rent	28	62
Deferred revenue	407	312
Warranty reserve	(352)	248
Net cash provided by operating activities	9,550	7,193
Cash flows from investing activities:
Purchases of held-to-maturity investments	(4,407)	(13,113)
Proceeds from maturities and redemptions of held-to-maturity investments	7,251	11,268
Purchases of property and equipment	(1,733)	(2,642)
Net cash provided by (used in) investing activities	1,111	(4,487)
Cash flows from financing activities:
Proceeds from the exercise of stock options	77	228
Tax withholdings related to net share settlements of restricted stock units	(823)	(1,825)
Excess tax benefits from share-based awards	717	435
Net cash used in financing activities	(29)	(1,162)
Effect of exchange rate changes on cash and cash equivalents	(324)	58
Net increase in cash and cash equivalents	10,308	1,602
Cash and cash equivalents at beginning of period	45,843	43,471
Cash and cash equivalents at end of period	$56,151	$45,073
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$148	$215
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$(4)	$-
Transfers of equipment between inventory and property and equipment, net	$439	$315
Net change in capitalized share-based compensation	$42	$47
Common stock withheld for employee taxes in connection with share-based compensation	$823	$1,825
Repayment of notes payable by credits from municipal agency	$25	$21

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

Principles of Consolidation.  The accompanying unaudited condensed consolidated financial statements include the accounts of Abaxis and our wholly-owned subsidiary, Abaxis Europe GmbH.  Intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation.  We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods.  The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the three month period ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2013 or for any interim or future period.

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

Use of Estimates.  The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period, and related disclosures.  Such management estimates include allowance for doubtful accounts, sales and other allowances, estimated selling price of our products, fair value of investments, valuation of inventory, fair value and useful lives of intangible assets, income taxes, valuation allowance for deferred tax assets, share-based compensation and warranty reserves.  Our management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Our actual results may differ materially from these estimates.

Significant Accounting Policies.  The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2012 filed with the SEC on June 14, 2012, and have not changed significantly since such filing.

NOTE 2.	RECENT ACCOUNTING PRONOUNCEMENTS

Fair Value Measurement and Disclosure:  In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. Generally Accepted Accounting Principles and International Financial Reporting Standards,” (Topic 820) - Fair Value Measurement (ASU 2011-04), to clarify guidance and minimize differences between accounting principles generally accepted in the U.S. and International Financial Reporting Standards.  Among other things, the guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.  The amended guidance is applied prospectively and is effective for the Company beginning on April 1, 2012.  The adoption of this amendment did not have a material impact on our consolidated financial position, results of operations and cash flows.

Presentation of Comprehensive Income:  In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income,” (Topic 220) - Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  ASU 2011-05 eliminates the currently available option to present the components of other comprehensive income as part of the statement of shareholders’ equity.  The amendment does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendment is effective for the Company beginning on April 1, 2012.  As this guidance relates to presentation only, the adoption of this guidance did not have any other effect on the Company’s consolidated financial statements.

Testing Goodwill for Impairment:  In September 2011, the FASB issued ASU No. 2011-08, “Testing Goodwill for Impairment,” (Topic 350) - Intangibles - Goodwill and Other (ASU 2011-08), to allow entities to use a qualitative approach to test goodwill for impairment.  ASU 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value.  If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test.  Otherwise, the two-step goodwill impairment test is not required.  The amendment is effective for the Company beginning on April 1, 2012.  We will assess the impact of the guidance if and when such transactions occur.

NOTE 3.	INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity.  The following table summarizes available-for-sale and held-to-maturity investments as of June 30, 2012 and March 31, 2012 (in thousands):

	Available-for-Sale Investments
June 30, 2012	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Certificates of deposits	$1,245	$4	$-	$1,249
Corporate bonds	6,042	30	-	6,072
Municipal bonds	954	1	-	955
Total available-for-sale investments	$8,241	$35	$-	$8,276

	Held-to-Maturity Investments
June 30, 2012	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposits	$3,341	$-	$(4)	$3,337
Corporate bonds	23,230	103	(81)	23,252
Municipal bonds	7,194	57	-	7,251
Total held-to-maturity investments	$33,765	$160	$(85)	$33,840

	Available-for-Sale Investments
March 31, 2012	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Certificates of deposits	$1,245	$2	$-	$1,247
Corporate bonds	6,047	38	-	6,085
Municipal bonds	961	1	-	962
Total available-for-sale investments	$8,253	$41	$-	$8,294

	Held-to-Maturity Investments
March 31, 2012	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposits	$844	$-	$-	$844
Corporate bonds	23,072	131	(31)	23,172
Municipal bonds	12,921	71	(1)	12,991
Total held-to-maturity investments	$36,837	$202	$(32)	$37,007

The amortized cost of our held-to-maturity investments approximates their fair value.  As of June 30, 2012 and March 31, 2012, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale.  As of June 30, 2012 and March 31, 2012, we had unrealized gains on available-for-sale investments, net of related income taxes of $21,000 and $25,000, respectively.  Redemptions of investments in accordance with the callable provisions during the three months ended June 30, 2012 and 2011 were $717,000 and $0, respectively.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of June 30, 2012 and March 31, 2012 (in thousands):

	June 30, 2012		June 30, 2012
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$665	$665	$21,247	$21,287
Due in 1 to 4 years	7,576	7,611	12,518	12,553
Total investments	$8,241	$8,276	$33,765	$33,840

	March 31, 2012		March 31, 2012
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$670	$670	$21,019	$21,062
Due in 1 to 4 years	7,583	7,624	15,818	15,945
Total investments	$8,253	$8,294	$36,837	$37,007

NOTE 4.	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of June 30, 2012 and March 31, 2012 (in thousands):

	As of June 30, 2012

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$9,536	$-	$-	$9,536
Available-for-sale investments:
Certificates of deposits	-	1,249	-	1,249
Corporate bonds	-	6,072	-	6,072
Municipal bonds	-	955	-	955
Total assets at fair value	$9,536	$8,276	$-	$17,812

	As of March 31, 2012

	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$6,996	$-	$-	$6,996
Available-for-sale investments:
Certificates of deposits	-	1,247	-	1,247
Corporate bonds	-	6,085	-	6,085
Municipal bonds	-	962	-	962
Total assets at fair value	$6,996	$8,294	$-	$15,290

As of June 30, 2012 and March 31, 2012, our Level 1 financial assets are comprised of money market mutual funds.  Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash.  The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.  As of June 30, 2012 and March 31, 2012, we did not have any Level 1 financial liabilities.

As of June 30, 2012 and March 31, 2012, our Level 2 financial assets are comprised of certificates of deposits, corporate bonds and municipals bonds.  We review trading activity and pricing for these investments as of the measurement date.  When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers.  These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.  This approach results in the classification of these securities as Level 2 of the fair value hierarchy.  As of June 30, 2012 and March 31, 2012, we did not have any Level 2 financial liabilities.

As of June 30, 2012 and March 31, 2012, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.  During the three months ended June 30, 2012 and 2011, we did not have any Level 3 financial assets or liabilities on a recurring basis.

NOTE 5.	INVENTORIES

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market.  Components of inventories were as follows (in thousands):

	June 30,	March 31,
	2012	2012
Raw materials	$9,468	$9,046
Work-in-process	3,369	3,369
Finished goods	8,103	7,182
Inventories	$20,940	$19,597

NOTE 6.	INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate consists of an investment in equity securities of Scandinavian Micro Biodevices APS (“SMB”).  In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash.  SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care coagulation and specialty analyzer since 2008.  Abaxis has had exclusive distribution rights for the analyzer and associated cartridges in North America since 2008.  Starting January 2011, Abaxis has non-exclusive rights in other areas of the world.  We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations.  During the three months ended June 30, 2012 and 2011, we recorded our allocated portion of SMB’s net income (loss) of $17,000 and $(38,000), respectively.

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

During the three months ended June 30, 2012, we recorded an adjustment to pre-existing warranties of $290,000, which reduced our warranty reserves and our cost of revenues, based on both historical and projected product performance rates of instruments.  Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary.  If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

Reagent Discs.  We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated.  The warranty cost includes the replacement costs and freight of a defective reagent disc.  The balance of accrued warranty reserve related to replacement of defective reagent discs at June 30, 2012 and March 31, 2012 was $562,000 and $564,000, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs.  However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three months ended June 30, 2012 and 2011 is summarized as follows (in thousands):

	Three Months Ended June 30,
	2012	2011
Balance at beginning of period	$1,846	$1,222
Provision for warranty expense	307	343
Warranty costs incurred	(369)	(352)
Adjustment to pre-existing warranties	(290)	257
Balance at end of period	1,494	1,470
Non-current portion of warranty reserve	482	275
Current portion of warranty reserve	$1,012	$1,195

NOTE 8.	BORROWINGS

Notes Payable.  We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan was effective January 2011, bears interest at 5.0% and is payable quarterly.  As of June 30, 2012, our short-term and long-term notes payable balances were $100,000 and $758,000, respectively, and we recorded the short-term balance in other accrued liabilities on the consolidated balance sheets.  The entire outstanding balance of the note shall be payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of June 30, 2012.

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

Purchase Commitments.  In October 2008, we entered into an original equipment manufacturing (“OEM”) agreement with SMB of Denmark to purchase coagulation and specialty analyzers and related cartridges.  Effective January 2011, we amended and restated our OEM agreement, including the terms of our minimum purchase commitments.  Under the amended agreement, we committed to purchase a minimum number of coagulation and specialty analyzers and related cartridges on an annual basis during each calendar year 2011 through 2015.  Our purchase obligations in the future may be adjusted if our minimum purchase commitments are not met during a calendar year period.  At June 30, 2012, our total remaining outstanding commitment due is approximately $10.5 million.

In December 2011, we executed a term sheet to enter into a development and supply equipment agreement with Diatron MI PLC (“Diatron”) of Hungary to purchase Diatron hematology instruments.  Under the terms of this agreement, we committed to purchase a minimum number of hematology instruments on an annual basis during each calendar year 2012 through 2014, which can be amended upon agreement by both parties.  At June 30, 2012, our outstanding commitment due is approximately $10.9 million.  In March 2012, we prepaid $1.4 million to Diatron for future purchases of hematology instruments and reagents, which was recorded in prepaid expenses and other currents assets on the consolidated balance sheets.  The commitment amount is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end.  Since the exchange rate can fluctuate in the future, the commitment in absolute dollars will change accordingly.

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

Litigation.  On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of June 30, 2012, we had not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.  A claims construction hearing was held in June 2011 and the court has issued its claims construction order.  The case is ongoing.  A trial date has been set for September 2012.

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

NOTE 10.	EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

Equity Compensation Plan

As of June 30, 2012, we have one equity incentive plan under which our equity securities are authorized for issuance to our employees, directors and consultants.  Our share-based compensation plan is described below.

2005 Equity Incentive Plan.  Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended our 1998 Stock Option Plan.  The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants.  On October 27, 2010, our shareholders approved an amendment to the Equity Incentive Plan to (i) increase the aggregate number of shares of common stock reserved for issuance under the Equity Incentive Plan by 500,000 shares, (ii) clarify that we may continue to grant performance cash awards under the Equity Incentive Plan and (iii) reapprove the Internal Revenue Code Section 162(m) performance criteria and award limits of the Equity Incentive Plan to permit us to continue to grant awards to key officers that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code.  As of June 30, 2012, the Equity Incentive Plan provides for the issuance of a maximum of 5,886,000 shares, of which 190,000 shares of common stock were then available for future issuance.  The shares available for future issuance exclude 63,000 that were approved by the Board of Directors that have not been granted in accordance with Accounting Standards Codification (“ASC”) 718-10-55-95.  See “Restricted Stock Unit Awards (Performance Vesting)” section in this Note for additional information.  Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the Equity Incentive Plan.

Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Share-Based Compensation

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units during the three months ended June 30, 2012 and 2011, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended June 30,
	2012	2011
Cost of revenues	$223	$195
Research and development	300	212
Sales and marketing	688	498
General and administrative	591	215
Share-based compensation expense before income taxes	1,802	1,120
Income tax benefit	(644)	(389)
Total share-based compensation expense after income taxes	$1,158	$731
Net impact of share-based compensation on:
Basic net income per share	$0.05	$0.03
Diluted net income per share	$0.05	$0.03

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees.  Capitalized share-based compensation costs at June 30, 2012 and March 31, 2012 were $181,000 and $139,000, respectively, which were included in inventories on our condensed consolidated balance sheets.

Cash Flow Impact

The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards.  Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable.  Excess tax benefits classified as a financing cash inflow for the three months ended June 30, 2012 and 2011 were $717,000 and $435,000, respectively.

Stock Options

Options granted to employees and directors generally expire ten years from the grant date.  Options granted to employees generally become exercisable over a period of four years based on cliff-vesting terms and continuous employment.  Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service.  We have not granted any stock options since the beginning of fiscal 2007 and we did not grant stock options during the three months ended June 30, 2012.  We have recognized compensation expense during the requisite service period of the stock option.  As of June 30, 2012, we had no unrecognized compensation expense related to stock options granted.

Stock Option Activity

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2012 and the changes during the three-month period then ended:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2012	282,000	$15.21
Granted	-	-
Exercised	(16,000)	4.81
Canceled or forfeited	-	-
Outstanding at June 30, 2012	266,000	$15.84	1.58	$5,623
Vested and expected to vest at June 30, 2012	266,000	$15.84	1.58	$5,623
Exercisable at June 30, 2012	266,000	$15.84	1.58	$5,623

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of June 29, 2012, (the last trading day for the quarterly period ended June 30, 2012), that would have been received by the option holders had all option holders exercised their stock options as of that date.  Total intrinsic value of stock options exercised during the three months ended June 30, 2012 and 2011 was $481,000 and $900,000, respectively.  Cash proceeds from stock options exercised during the three months ended June 30, 2012 and 2011 were $77,000 and $228,000, respectively.

Restricted Stock Units

Since fiscal 2007, we grant restricted stock unit awards to employees and directors as part of our share-based compensation program.  Awards of restricted stock units may be either grants of time-based or performance-based restricted stock units that are issued at no cost to the recipient, as described below.  From time to time, restricted stock unit awards granted to employees may be subject to accelerated vesting upon achieving certain performance-based milestones.  Additionally, the Compensation Committee of our Board of Directors (the “Compensation Committee”) in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of the restricted stock unit held by a participant upon such conditions and to such extent as determined by the Compensation Committee.  Our Board of Directors has adopted an executive change in control severance plan, which it may terminate or amend at any time, that provides that awards granted to executive officers will accelerate fully on a change of control.  The vesting of non-employee director awards granted under the Equity Incentive Plan automatically will also accelerate in full upon a change in control.

Restricted Stock Unit Awards (Time Vesting)

Restricted stock unit awards (time vesting) entitle holders to receive shares of common stock at the end of a specified period of time.  For restricted stock unit awards (time vesting), vesting is based on continuous employment or service of the holder.  Upon vesting, the equivalent number of common shares are typically issued net of tax withholdings.  If the service vesting conditions are not met, unvested restricted stock unit awards (time vesting) will be forfeited.  Generally, the restricted stock unit awards (time vesting) vest according to one of the following time-based vesting schedules:

•
Restricted stock unit awards (time vesting) to employees:  Four-year time-based vesting as follows:  five percent vesting after the first year; additional ten percent after the second year; additional 15 percent after the third year; and the remaining 70 percent after the fourth year of continuous employment with the Company.

•	Restricted stock unit awards (time vesting) to non-employee directors: 100 percent vesting after one year of continuous service to the Company.

The fair value of restricted stock unit awards (time vesting) used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.  Such value is recognized as an expense over the corresponding requisite service period.  The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited.  The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.  As of June 30, 2012, the total unrecognized compensation expense related to restricted stock unit awards (time vesting) granted amounted to $21.7 million, which is expected to be recognized over a weighted average service period of 2.2 years.

Restricted Stock Unit Awards (Performance Vesting)

Starting in fiscal 2013, we grant restricted stock unit awards (performance vesting), which entitle holders to receive shares of common stock.  For restricted stock unit awards (performance vesting), vesting is based on our achievement of corporate annual performance targets.  During the first quarter of fiscal 2013, our Board of Directors approved the grant of 84,000 shares of restricted stock unit awards (performance vesting), of which approximately 21,000 shares have been granted.  Because each annual performance target is set at the start of each respective single-fiscal year performance period, only 25% of the total restricted stock unit awards (performance vesting) are deemed granted each year over the four-year period in accordance with ASC 718-10-55-95.  Accordingly, 75% of the total restricted stock unit awards (performance vesting) approved have not been granted as of June 30, 2012 pursuant to ASC 718-10-55-95.  The performance periods for the fiscal 2013 grants run from April 1, 2012 through March 31, 2016, consisting of four one-year performance periods.  Approximately 25% of the total 84,000 shares approved by the Board of Directors will be granted each year over a four-year period.  Each grant has a vesting term of approximately one year upon:  (1) achievement of certain pre-established corporate annual performance-related goals, as established by the Compensation Committee; and (2) the grantees satisfying service requirements through the vesting period.  The fiscal 2013 performance target was established at the grant date following ASC 718-10-55-95 and the aggregate estimated grant date fair value was $752,000 or $35.62 per share based the closing market price of our common stock on the date of grant.  The number of restricted stock unit awards (performance vesting) subject to vesting is determined at the end of each annual performance period.

The fair value of our restricted stock unit awards (performance vesting) used in our expense recognition method is measured based on the number of shares granted, the closing market price of our common stock on the date of grant and based on an estimate of the probability of the achievement of the performance goals.  We recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition.  The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals.  If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed.  As of June 30, 2012, the total unrecognized compensation expense related to restricted stock unit awards (performance vesting) granted amounted to $542,000, which is expected to be recognized over a weighted average service period of 0.8 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the three months ended June 30, 2012:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value(1)	Number of Shares	Weighted Average Grant Date Fair Value(1)
Nonvested at March 31, 2012	1,120,000	$24.06	-	$-
Granted(2)	120,000	35.62	21,000	35.62
Vested(3)	(197,000)	23.99	-	-
Canceled or forfeited	(7,000)	24.95	-	-
Nonvested at June 30, 2012	1,036,000	$25.40	21,000	$35.62
_________________________________________________________________
(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)
The shares granted for restricted stock unit awards (performance vesting) do not include the awards approved by the Board of Directors during the period that have not been granted in accordance with ASC 718-10-55-95.

(3)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of time-based restricted stock units vested during the three months ended June 30, 2012 and 2011 was $6.9 million and $5.4 million, respectively.  The total grant date fair value of time-based restricted stock units vested during the three months ended June 30, 2012 and 2011 was $4.7 million and $4.0 million, respectively.

NOTE 11.	SHAREHOLDERS’ EQUITY

Share Repurchase Program

In August 2011, the Board of Directors authorized the repurchase of up to an aggregate of $40.0 million of our common stock.  In January 2012, the Board of Directors approved a $15.0 million increase to the Company’s existing share repurchase program, to a total of $55.0 million.  Since the share repurchase program began, to date, we have repurchased 1.2 million shares of our common stock at a total cost of $27.3 million.  As of June 30, 2012, $27.7 million of our common stock may yet be purchased under such authorization.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.  Repurchased shares are retired.  During the three months ended June 30, 2012, we did not repurchase any of our common stock.

Common Stock Warrants

At June 30, 2012 and March 31, 2012, there were 30,000 warrants outstanding, of which 8,000 shares were vested, to purchase common stock at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017.  The fair value of the warrants issued were determined using the Black-Scholes option-pricing model and are amortized over their estimated useful life, of approximately ten years, as an intangible asset.  The warrants vest at a rate of 20% annually from their issuance dates and have a term of five years.

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended June 30,
	2012	2011
Numerator:
Net income	$2,864	$2,214
Denominator:
Weighted average common shares outstanding - basic	21,817,000	22,681,000
Weighted average effect of dilutive securities:
Stock options	107,000	189,000
Restricted stock units	266,000	216,000
Warrants	27,000	9,000
Weighted average common shares outstanding - diluted	22,217,000	23,095,000
Net income per share:
Basic net income per share	$0.13	$0.10
Diluted net income per share	$0.13	$0.10

Stock options and warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of our common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share.  There were no stock options and warrants excluded from the computation of diluted weighted average shares outstanding during the three months ended June 30, 2012 and 2011.

We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended June 30,
	2012	2011
Weighted average number of shares underlying antidilutive restricted stock units	66,000	-

During the three months ended June 30, 2012, we granted 21,000 restricted stock unit awards (performance vesting), with vesting based on the achievement of certain pre-established corporate annual performance related goals.  The restricted stock unit awards (performance vesting) are not included in the diluted net income per share calculation.  If the performance criteria are achieved, these restricted stock unit awards (performance vesting) will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive.

NOTE 13.	INCOME TAXES

During the three months ended June 30, 2012 and 2011, our income tax provision was $1.7 million, based on an effective tax rate of 37%, and $1.3 million, based on an effective tax rate of 37%, respectively.  The effective tax rate during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was impacted primarily by the expiration of the federal research and development tax credit, partially offset by increased federal domestic production tax benefits during the three months ended June 30, 2012.

We did not have any unrecognized tax benefits as of June 30, 2012 and March 31, 2012.  During the three months ended June 30, 2012 and 2011, we did not recognize any interest or penalties related to unrecognized tax benefits.

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

Medical Market

In the medical market reportable segment, we serve a worldwide customer group consisting of military installations (ships, field hospitals and mobile care units), physicians’ office practices across all specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies and hospital laboratories.  Starting in the first quarter of fiscal 2013, we also began to serve the pharmaceutical clinical trial market.  The products manufactured and sold in this segment primarily consist of Piccolo chemistry analyzers and medical reagent discs.

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

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for the three months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,
	2012	2011
Revenues:
Medical Market	$8,416	$7,156
Veterinary Market	32,495	27,669
Other(1)	1,103	1,178
Total revenues	42,014	36,003
Cost of revenues:
Medical Market	3,375	3,282
Veterinary Market	14,038	12,168
Other(1)	1,752	1,330
Total cost of revenues	19,165	16,780
Gross profit:
Medical Market	5,041	3,874
Veterinary Market	18,457	15,501
Other(1)	(649)	(152)
Gross profit	$22,849	$19,223
____________________________________________________________________

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 15.	REVENUES BY PRODUCT AND SERVICE CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product and service category (in thousands):

	Three Months Ended June 30,
Revenues by Product and Service Category	2012	2011
Instruments(1)	$9,880	$7,529
Consumables(2)	29,482	26,707
Other products and services(3)	2,614	1,729
Product and service revenues, net	41,976	35,965
Development and licensing revenue	38	38
Total revenues	$42,014	$36,003
____________________________________________________________________

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro coagulation and specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro coagulation and specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

The following is a summary of our revenues by geographic region based on customer location (in thousands):

	Three Months Ended June 30,
Revenues by Geographic Region	2012	2011
North America	$33,164	$29,708
Europe	7,216	5,182
Asia Pacific and rest of the world	1,634	1,113
Total revenues	$42,014	$36,003

Significant Concentrations

During the three months ended June 30, 2012, one distributor in the United States, Animal Health International, accounted for 13% of our total worldwide revenues.  Animal Health International was formed in 2011 from two animal health companies, which included Walco International, Inc., d/b/a DVM Resources.  During the three months ended June 30, 2011, one distributor in the United States, DVM Resources, accounted for 11% of our total worldwide revenues.

At June 30, 2012, one distributor in the United States accounted for 17% of our total receivables balance.  At March 31, 2012, one distributor in the United States accounted for 19% of our total receivables balance.

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

BUSINESS OVERVIEW

Company Description

Abaxis, Inc. develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.  In October 2011, Abaxis also began providing veterinary reference laboratory diagnostic and consulting services for veterinarians through Abaxis Veterinary Reference Laboratories (“AVRL”).

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

Financial Results.  In the first quarter of fiscal 2013, total revenues were $42.0 million, an increase of 17% over last year’s quarter.  The growth in revenues was primarily driven by growth in revenues from (a) instrument sales, which were $9.9 million, an increase of 31% when compared to last year’s quarter and (b) consumable sales, which were $29.5 million, an increase of 10% when compared to last year’s quarter.  Gross profit in the first quarter of fiscal 2013 was $22.8 million, an increase of 19% over last year’s quarter primarily attributable to the product mix in our veterinary market.

Sales and marketing expenses were $11.8 million in the first quarter of fiscal 2013 and $9.2 million for the same period last year, an increase of $2.6 million, or 29%.  The increase in sales and marketing expenses was primarily due to increased costs related to headcount and promotional and marketing spending to support AVRL and the ongoing growth of our veterinary business in North America.  General and administrative expenses were $3.3 million in the first quarter of fiscal 2013 and $3.4 million for the same period last year, a decrease of $97,000, or 3%.  The decrease in general and administrative expenses was due to start-up costs to develop AVRL during the first quarter of fiscal 2012, partially offset by higher personnel-related costs resulting from an increase in share-based compensation expense in the first quarter of fiscal 2013.

Net income in the first quarter of fiscal 2013 was $2.9 million, a 29% increase from $2.2 million for the same period last year, due primarily to an increase in total revenues.  Our diluted earnings per share increased by 30% to $0.13 in the first quarter of fiscal 2013 from $0.10 in the first quarter of fiscal 2012, which incorporates the impact of our share repurchases since we began the program in the second quarter of fiscal 2012.

Cash, cash equivalents and investments increased by $7.2 million during the three months ended June 30, 2012 to a total of $98.2 million at June 30, 2012.  The primary sources of cash and cash equivalents during the first quarter of fiscal 2013 were operating cash flows of $9.6 million.

Products and Services.  We manage our business in two operating segments, the medical market and veterinary market, as described below.  See “Segment Results” in this section for a detailed discussion of financial results.

Medical Market.  We serve a worldwide customer group in the medical market consisting of military installations (ships, field hospitals and mobile care units), physicians’ office practices across all specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies and hospital laboratories.  Starting in the first quarter of fiscal 2013, we also began to serve the pharmaceutical clinical trial market.

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

Coagulation and Specialty.  The VetScan VSpro coagulation and specialty analyzers and related consumables assist in the diagnosis and evaluation of suspected bleeding disorders, toxicity/poisoning, evaluation of disseminated intravascular coagulation, hepatic disease and in monitoring therapy and the progression of disease states.  We also offer the VetScan VSpro Fibrinogen Test, which is used with the VSpro coagulation and specialty analyzer, to provide quantitative in-vitro determination of fibrinogen levels in equine platelet poor plasma from a citrated stabilized whole blood sample.

i-STAT.  The VetScan i-STAT analyzers and related VetScan i-STAT consumables are used to deliver accurate blood gas, electrolyte, chemistry and hematology results in minutes from 2-3 drops of whole blood.

Rapid Tests.  Our VetScan rapid tests include the following:  Canine Heartworm Rapid Test, a highly sensitive and specific test for the detection of Dirofilaria immitis in canine or feline whole blood, serum or plasma; Canine Parvovirus Rapid Test, a qualitative test for the detection of canine parvovirus antigen in feces; Giardia Rapid Test, which detects giardiasis, a gastrointestinal infection caused by the protozoan parasite Giardia; and Canine Lyme Rapid Test, which detects Borrelia burgdorferi in canine whole blood, serum or plasma.

Abaxis Veterinary Reference Laboratories.  During fiscal 2011, we began developing AVRL, a full-service laboratory testing facility, based in Olathe, Kansas.  In October 2011, we began providing veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States through AVRL.  AVRL also focuses on providing specialty and esoteric testing and analysis.  This service complements our full suite of on-site laboratory instrumentation and rapid diagnostics for in hospital routine, critical care and emergency medicine laboratory needs.

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

Our sales arrangements contain multiple element revenue arrangements in which a customer may purchase a combination of instruments, consumables or extended maintenance agreements.  Additionally, we provide incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of our instruments.  Pursuant to the guidance of ASU 2009-13, revenues from such sales are allocated separately to the instruments, consumables, extended maintenance agreements and incentives based on the relative selling price method.  Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately.  Revenues allocated to each element are then recognized when the basic revenue recognition criteria, as described above, are met for each element.  Revenues associated with incentives in the form of free goods are deferred until the goods are shipped to the customer.  Revenues associated with incentives in the form of extended maintenance agreements are deferred and recognized ratably over the life of the maintenance contract.  Incentives in the form of extended maintenance agreements are our most significant multiple element arrangement.

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

From time to time, we offer customer incentives comprising of arrangements with customers to include discounts on future sales of services associated with our veterinary reference laboratory.  We apply judgment in determining whether future discounts are significant and incremental.  When the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the original arrangement.  To determine whether a discount is significant and incremental, we look to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement.  If the discount in the multiple element arrangement approximates the discount typically provided in standalone sales, that discount is not considered incremental.  During the three months ended June 30, 2012, our customer incentive programs with future discounts were not significant.

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

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of June 30, 2012, we used Level 1 assumptions for our cash equivalents which are traded in an active market.  The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active.  Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.  As of June 30, 2012, our available-for-sale investments in certificates of deposits, corporate bonds and municipal bonds, totaled $8.3 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.  As of June 30, 2012, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date.  At June 30, 2012, we also had $33.8 million in investments classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliate.  In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”), for $2.8 million in cash.  We use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence.  Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value.  We eliminate all intercompany transactions in accounting for our equity method investments.  We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on the consolidated statements of income.  At June 30, 2012, our investment in unconsolidated affiliate totaled $2.6 million.

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

As of June 30, 2012, our current portion of warranty reserves for instruments and reagent discs totaled $1.0 million and our non-current portion of warranty reserves for instruments totaled $482,000, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc.

Each quarter, we reevaluate our estimate of warranty reserves, including our assumptions.  During the three months ended June 30, 2012, we recorded an adjustment to pre-existing warranties of $290,000, which reduced our warranty reserves and our cost of revenues, based on both historical and projected product performance rates of instruments.

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

Valuation of Long-Lived Assets.  We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate.  We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount.  If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values.  We did not recognize any impairment charges on long-lived assets during the three months ended June 30, 2012.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes.  For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement.  Significant judgment is required to evaluate uncertain tax positions.  At June 30, 2012 and March 31, 2012, we had no significant uncertain tax positions.  Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.  During the three months ended June 30, 2012 and 2011, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at June 30, 2012 and March 31, 2012, we had no accrued interest or penalties.

Share-Based Compensation Expense.  We account for share-based compensation arrangements using the fair value method.  We recognize share-based compensation expense, net of an estimated forfeiture rate, over the requisite service period of the award to employees and directors.  As required by fair value provisions of share-based compensation, employee share-based compensation expense recognized is calculated over the requisite service period of the awards and reduced for estimated forfeitures.  The forfeiture rate is estimated based on historical data of our share-based compensation awards that are granted and cancelled prior to vesting and upon historical experience of employee turnover.  Changes in estimated forfeiture rates and differences between estimated forfeiture rates and actual experience may result in significant, unanticipated increases or decreases in share-based compensation expense from period to period.  To the extent we revise our estimate of the forfeiture rate in the future, our share-based compensation expense could be materially impacted in the quarter of revision, as well as in following quarters.

We have not granted any stock options since the beginning of fiscal 2007 and we did not grant stock options during the three months ended June 30, 2012.  We have recognized compensation expense during the requisite service period of the stock option.  As of June 30, 2012, we had no unrecognized compensation expense related to stock options granted.

Since fiscal 2007, we grant restricted stock unit awards to employees and directors as part of our share-based compensation program.  Equity award grants to consultants were insignificant.  Awards of restricted stock units may be either grants of time-based or performance-based restricted stock units that are issued at no cost to the recipient, as described below.

For restricted stock unit awards (time vesting), the fair value of restricted stock unit awards (time vesting) used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.  Share-based compensation expense is recognized net of an estimated forfeiture rate, over the requisite service period of the award.  As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

We grant restricted stock unit awards (performance vesting) starting in fiscal 2013.  During the first quarter of fiscal 2013, our Board of Directors approved the grant of 84,000 shares of restricted stock unit awards (performance vesting), of which approximately 21,000 shares have been granted.  Because each annual performance target is set at the start of each respective single-fiscal year performance period, only 25% of the total restricted stock unit awards (performance vesting) are deemed granted each year over the four-year period in accordance with ASC 718-10-55-95.  Accordingly, 75% of the total restricted stock unit awards (performance vesting) approved have not been granted as of June 30, 2012 pursuant to ASC 718-10-55-95.  The performance periods for the fiscal 2013 grants run from April 1, 2012 through March 31, 2016, consisting of four one-year performance periods.  Approximately 25% of the total 84,000 shares approved by the Board of Directors will be granted each year over a four-year period.  Each grant has a vesting term of approximately one year upon:  (1) achievement of certain pre-established corporate annual performance-related goals, as established by the Compensation Committee of our Board of Directors; and (2) the grantees satisfying service requirements through the vesting period.  The fiscal 2013 performance target was established at the grant date following ASC 718-10-55-95 and the aggregate estimated grant date fair value was $752,000 or $35.62 per share based on the closing market price of our common stock on the date of grant.  The number of restricted stock unit awards (performance vesting) subject to vesting is determined at the end of each annual performance period.

The fair value of our restricted stock unit awards (performance vesting) used in our expense recognition method is measured based on the number of shares granted, the closing market price of our common stock on the date of grant and based on an estimate of the probability of the achievement of the performance goals.  We recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition.  The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals.  If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Share-based compensation expense resulted in a material impact on our earnings per share and on our condensed consolidated financial statements for fiscal 2012 and during the three months ended June 30, 2012.  The impact of share-based compensation expense on our condensed consolidated financial results is disclosed in Note 10, “Equity Compensation Plans and Share-Based Compensation” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.  We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future.

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

Total Revenues

Revenues by Geographic Region and by Product and Service Category.  Revenues by geographic region based on customer location and revenues by product and service category during the three months ended June 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended June 30,		Change
Revenues by Geographic Region	2012	2011	Increase/ (Decrease)	Percent Change
North America	$33,164	$29,708	$3,456	12%
Percentage of total revenues	79%	83%
Europe	7,216	5,182	2,034	39%
Percentage of total revenues	17%	14%
Asia Pacific and rest of the world	1,634	1,113	521	47%
Percentage of total revenues	4%	3%
Total revenues	$42,014	$36,003	$6,011	17%

	Three Months Ended June 30,		Change
Revenues by Product and Service Category	2012	2011	Increase/ (Decrease)	Percent Change
Instruments(1)	$9,880	$7,529	$2,351	31%
Percentage of total revenues	24%	21%
Consumables(2)	29,482	26,707	2,775	10%
Percentage of total revenues	70%	74%
Other products and services(3)	2,614	1,729	885	51%
Percentage of total revenues	6%	5%
Product and service revenues, net	41,976	35,965	6,011	17%
Percentage of total revenues	100%	100%
Development and licensing revenues	38	38	-	0%
Percentage of total revenues	<1%	<1%
Total revenues	$42,014	$36,003	$6,011	17%
___________________________________________________________________

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro coagulation and specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro coagulation and specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

North America.  During the three months ended June 30, 2012, total revenues in North America increased by 12%, or $3.5 million, as compared to the three months ended June 30, 2011.  The change in total revenues in North America was primarily attributable to the following:

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America (excluding sales to the U.S. government) decreased by 5%, or $222,000, primarily due to a decrease in the sales volume of medical reagent discs, resulting from inventory stock adjustments by distributors.

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs to the U.S. government decreased by 41%, or $401,000, primarily due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 22%, or $3.1 million, primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers due in part to additional sales personnel and (b) an increase in the sales volume of veterinary reagent discs resulting from an expanded installed base of our VetScan chemistry analyzers and higher average selling prices of veterinary reagent discs.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America decreased by 6%, or $209,000, primarily attributable to a decrease in the sales volume of hematology reagent kits resulting from inventory stock adjustments by distributors.

•
Total sales from our VetScan VSpro coagulation and specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 8%, or $361,000, primarily attributable to an increase in the sales volume of VetScan i-STAT analyzers due in part to additional sales personnel.

•
Other product and service revenues in North America increased by 52%, or $847,000, primarily due to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL, which began operations in the third quarter of fiscal 2012.

Europe.  During the three months ended June 30, 2012, total revenues in Europe increased by 39%, or $2.0 million, as compared to the three months ended June 30, 2011.  Revenues from Piccolo chemistry analyzers and medical reagent discs increased by 151%, or $1.7 million, primarily due to sales of Piccolo chemistry analyzers to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company.  Total revenues of VetScan chemistry analyzers and veterinary reagent disc sales increased by 7%, or $257,000, primarily due to an increase in sales by a distributor.

Asia Pacific and rest of the world.  During the three months ended June 30, 2012, total revenues in Asia Pacific and rest of the world increased by 47%, or $521,000, as compared to the three months ended June 30, 2011.  The increase was primarily attributable to (a) an increase in revenues from veterinary instruments of 58%, or $179,000, primarily due to an increase in the sales volume of VetScan chemistry analyzers to various distributors and higher average selling prices of VetScan hematology instruments and (b) an increase in revenues from veterinary consumables of 37%, or $260,000, primarily due to an increase in the sales volume of veterinary reagent discs to various distributors.

Significant concentration.  During the three months ended June 30, 2012, one distributor in the United States, Animal Health International, accounted for 13% of our total worldwide revenues.  Animal Health International was formed in 2011 from two animal health companies, which included Walco International, Inc., d/b/a DVM Resources.  During the three months ended June 30, 2011, one distributor in the United States, DVM Resources, accounted for 11% of our total worldwide revenues.

Segment Results

Total Revenues, Cost of Revenues and Gross Profit by Segment.  We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments.  We manage our business on the basis of the following two reportable segments:  (i) the medical market and (ii) the veterinary market, which are based on the products sold and services provided by market and customer group.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for the three months ended June 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended June 30,				Change
	2012	Percent of Revenues(1)	2011	Percent of Revenues(1)	Increase/ (Decrease)	Percent Change
Revenues:
Medical Market	$8,416	100%	$7,156	100%	$1,260	18%
Percentage of total revenues	20%		20%
Veterinary Market	32,495	100%	27,669	100%	4,826	17%
Percentage of total revenues	77%		77%
Other(2)	1,103		1,178		(75)	(6)%
Percentage of total revenues	3%		3%
Total revenues	42,014		36,003		6,011	17%
Cost of revenues:
Medical Market	3,375	40%	3,282	46%	93	3%
Veterinary Market	14,038	43%	12,168	44%	1,870	15%
Other(2)	1,752		1,330		422	32%
Total cost of revenues	19,165		16,780		2,385	14%
Gross profit:
Medical Market	5,041	60%	3,874	54%	1,167	30%
Veterinary Market	18,457	57%	15,501	56%	2,956	19%
Other(2)	(649)		(152)		(497)	327%
Gross profit	$22,849		$19,223		$3,626	19%
____________________________________________________________________

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended June 30, 2012, total revenues in the medical market increased by 18% or $1.3 million, as compared to the same period in fiscal 2012.  Total revenues from Piccolo chemistry analyzers increased by 72%, or $1.4 million, during the three months ended June 30, 2012, as compared to the same period in fiscal 2012, primarily due to sales of Piccolo chemistry analyzers to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company.  Total revenues from medical reagent discs decreased by 4%, or $188,000, during the three months ended June 30, 2012, as compared to the same period in fiscal 2012, primarily attributable to a decrease in the sales volume to distributors in North America resulting from inventory stock adjustments.

Total sales of our Piccolo chemistry analyzers and medical reagent discs to the U.S. government decreased by 41%, or $401,000, primarily due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 30%, or $1.2 million, during the three months ended June 30, 2012, as compared to the same period in fiscal 2012.  Gross profit percentages for the medical market segment during the three months ended June 30, 2012 and 2011 were 60% and 54%, respectively.  In absolute dollars and as a percentage, the increase in gross profit for the medical market segment was primarily due to sales of Piccolo chemistry analyzers to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company during the three months ended June 30, 2012.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended June 30, 2012, total revenues in the veterinary market increased by 17%, or $4.8 million, as compared to the same period in fiscal 2012.  Total revenues from veterinary instruments increased by 18%, or $988,000, during the three months ended June 30, 2012, as compared to the same period in fiscal 2012.  The increase in veterinary instruments was primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers and VetScan i-STAT analyzers to various distributors in North America due in part to additional sales personnel and (b) an increase in the sales volume of VetScan chemistry analyzers to a distributor in Europe, (c) an increase in the sales volume of VetScan chemistry analyzers to various distributors in Asia Pacific and rest of the world and (d) higher average selling prices of VetScan hematology instruments in Asia Pacific and rest of the world.

Total revenues from consumables in the veterinary market increased by 14%, or $3.0 million, during the three months ended June 30, 2012, as compared to the same period in fiscal 2012, primarily attributable to (a) an increase in the sales volume of veterinary reagent discs resulting from an expanded installed base of our VetScan chemistry analyzers in North America and higher average selling prices of veterinary reagent discs in North America, (b) an increase in the sales volume of veterinary reagent discs to a distributor in Europe and (c) an increase in the sales volume of veterinary reagent discs to various distributors in Asia Pacific and rest of the world.  The net increase was partially offset by a decrease in the sales volume of hematology reagent kits to distributors in North America resulting from inventory stock adjustments.

Total revenues from other products and services in the veterinary market increased by 246%, or $875,000, primarily attributable to veterinary reference laboratory diagnostic and consulting services provided by AVRL in North America beginning in the third quarter of fiscal 2012.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 19%, or $3.0 million, during the three months ended June 30, 2012, as compared to the same period in fiscal 2012.  Gross profit percentages for the veterinary market segment during the three months ended June 30, 2012 and 2011 were 57% and 56%, respectively.  In absolute dollars, the increase in gross profit for the veterinary market segment was primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers and veterinary reagent discs, (b) higher average selling prices of veterinary reagent discs and hematology reagent kits and (c) lower manufacturing costs of VetScan chemistry analyzers.  The increase in gross profit was partially offset by (a) a decrease in the sales volume of hematology reagent kits and (b) cost of services provided by AVRL beginning in the third quarter of fiscal 2012.  As a percentage, the increase in gross profit was primarily due to an increase in the sales volume of VetScan chemistry analyzers and veterinary reagent discs during the three months ended June 30, 2012.

Other

Gross profit in our other category decreased by 327%, or $497,000, during the three months ended June 30, 2012, as compared to the same period in fiscal 2012, primarily attributable to an increase in units of instruments repaired related to extended maintenance contracts which are not allocated to a particular segment.

Cost of Revenues

The following sets forth our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2012	2011	Increase/ (Decrease)	Percent Change
Cost of revenues	$19,165	$16,780	$2,385	14%
Percentage of total revenues	46%	47%

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

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The increase in cost of revenues, in absolute dollars, during the three months ended June 30, 2012, as compared to the same period in fiscal 2012, was primarily due to (a) an increase in the sales volume of veterinary reagent discs, (b) costs of services provided by AVRL beginning in the third quarter of fiscal 2012 and (c) an increase in units of instruments repaired related to extended maintenance contracts which are not allocated to a particular segment.

Gross Profit

The following sets forth our gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2012	2011	Increase/ (Decrease)	Percent Change
Gross profit	$22,849	$19,223	$3,626	19%
Gross profit percentage	54%	53%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Gross profit during the three months ended June 30, 2012 increased by 19%, or $3.6 million, as compared to the same period in fiscal 2012, primarily attributable to the following:  (a) sales of Piccolo chemistry analyzers to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company, (b) an increase in the sales volume of VetScan chemistry analyzers and veterinary reagent discs, (c) higher average selling prices of veterinary reagent discs and hematology reagent kits and (d) lower manufacturing costs of VetScan chemistry analyzers.  The increase in gross profit was partially offset by (a) a decrease in the sales volume of hematology reagent kits and (b) cost of services provided by AVRL beginning in the third quarter of fiscal 2012.

Research and Development

The following sets forth our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2012	2011	Increase/ (Decrease)	Percent Change
Research and development expenses	$2,965	$3,454	$(489)	(14)%
Percentage of total revenues	7%	10%

Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products.  Research and development expenses are primarily based on the project activities planned and the level of spending depends on budgeted expenditures.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Research and development expenses during the three months ended June 30, 2012 decreased by 14%, or $489,000 as compared to the same period in fiscal 2012, primarily due to a decrease in spending related to material costs and consulting expenses for product development.  The projects during the three months ended June 30, 2012 primarily relate to new product development in both the medical and veterinary markets.  Share-based compensation expense during the three months ended June 30, 2012 and 2011 was $300,000 and $212,000, respectively.

We anticipate research and development expenses for fiscal 2013 to remain consistent as a percentage of total revenues, as we develop new products for both the medical and veterinary markets.  There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful or cost effective.

Sales and Marketing

The following sets forth our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2012	2011	Increase/ (Decrease)	Percent Change
Sales and marketing expenses	$11,769	$9,152	$2,617	29%
Percentage of total revenues	28%	25%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, services related to customer and technical support and costs associated with advertising and marketing of AVRL.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Sales and marketing expenses during the three months ended June 30, 2012 increased by 29%, or $2.6 million, as compared to the same period in fiscal 2012, primarily due to increased costs related to headcount and promotional and marketing spending to support AVRL and the ongoing growth of our veterinary business in North America.  AVRL began providing services starting in the third quarter of fiscal 2012.  Share-based compensation expense during the three months ended June 30, 2012 and 2011 was $688,000 and $498,000, respectively.

General and Administrative

The following sets forth our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,		Change
	2012	2011	Increase/ (Decrease)	Percent Change
General and administrative expenses	$3,322	$3,419	$(97)	(3)%
Percentage of total revenues	8%	9%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

General and administrative expenses during the three months ended June 30, 2012 decreased by 3%, or $97,000, as compared to the same period in fiscal 2012, primarily due to a decrease of $522,000 related to start-up costs incurred during the three months ended June 30, 2011 to develop AVRL, partially offset by higher personnel-related costs resulting from an increase in share-based compensation expense since forfeiture estimates were adjusted to reflect actual forfeitures when an award vested during the three months ended June 30, 2011.  Share-based compensation expense during the three months ended June 30, 2012 and 2011 was $591,000 and $215,000, respectively.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net, for the periods indicated (in thousands):

	Three Months Ended June 30,		Change
	2012	2011	Increase/ (Decrease)
Interest and other income (expense), net	$(230)	$294	$(524)

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income and loss of an unconsolidated affiliate.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Interest and other income (expense), net during the three months ended June 30, 2012 decreased by $524,000, as compared to the same period in fiscal 2012, primarily due to net unfavorable foreign currency exchange rates.

Income Tax Provision

The following sets forth our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2012	2011
Income tax provision	$1,699	$1,278
Effective tax rate	37%	37%

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

During the three months ended June 30, 2012 and 2011, our income tax provision was $1.7 million, based on an effective tax rate of 37%, and $1.3 million, based on an effective tax rate of 37%, respectively.  The effective tax rate during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was impacted primarily by the expiration of the federal research and development tax credit, partially offset by increased federal domestic production tax benefits during the three months ended June 30, 2012.

We did not have any unrecognized tax benefits as of June 30, 2012 and March 31, 2012.  During the three months ended June 30, 2012 and 2011, we did not recognize any interest or penalties related to unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at June 30, 2012 and March 31, 2012 (in thousands, except percentages):

	June 30,	March 31,
	2012	2012
Cash and cash equivalents	$56,151	$45,843
Short-term investments	21,912	21,689
Long-term investments	20,129	23,442
Total cash, cash equivalents and investments	$98,192	$90,974
Percentage of total assets	52%	50%

At June 30, 2012, we had net working capital of $117.4 million compared to $110.0 million at March 31, 2012.

Cash Flow Changes

Cash provided by (used in) the three months ended June 30, 2012 and 2011 were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011
Net cash provided by operating activities	$9,550	$7,193
Net cash provided by (used in) investing activities	1,111	(4,487)
Net cash used in financing activities	(29)	(1,162)
Effect of exchange rate changes on cash and cash equivalents	(324)	58
Net increase in cash and cash equivalents	$10,308	$1,602

Cash and cash equivalents at June 30, 2012 were $56.2 million compared to $45.8 million at March 31, 2012.  The increase in cash and cash equivalents during the three months ended June 30, 2012 was primarily due to net cash provided by operating activities of $9.6 million and proceeds from maturities and redemptions of investments of $7.3 million.  The increase was partially offset by purchases of investments of $4.4 million, purchases of property and equipment of $1.7 million and payments made for tax withholdings related to net share settlements of restricted stock units of $823,000 during the three months ended June 30, 2012.

Cash Flows from Operating Activities

During the three months ended June 30, 2012, we generated $9.6 million in cash from operating activities, compared to $7.2 million during the three months ended June 30, 2011.  The cash provided by operating activities during the three months ended June 30, 2012 was primarily the result of net income of $2.9 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $1.4 million and share-based compensation expense of $1.8 million, partially offset by a decrease of $717,000 related to excess tax benefits from share-based awards.

Other changes in operating activities during the three months ended June 30, 2012 were as follows:

(i) Receivables, net decreased by $1.7 million, from $30.7 million at March 31, 2012 to $29.0 million as of June 30, 2012, primarily due to higher sales in the last month of the quarter ended March 31, 2012.

(ii) Inventories increased by $1.3 million, from $19.6 million at March 31, 2012 to $20.9 million as of June 30, 2012, primarily due to an increase in raw materials and finished goods to support future demand.

(iii) Prepaid expenses and other current assets decreased by $1.7 million, from $5.4 million at March 31, 2012 to $3.7 million as of June 30, 2012, primarily attributable to the timing of payment of estimated income taxes.

(iv) Accounts payable increased by $1.2 million, from $6.4 million at March 31, 2012 to $7.6 million as of June 30, 2012, primarily due to the timing and payment of services and inventory purchases.

(v) Total deferred revenue increased by $407,000, resulting from an increase in the current portion of deferred revenue of $95,000, from $1.2 million at March 31, 2012 to $1.3 million as of June 30, 2012, and an increase in the non-current portion of deferred revenue of $312,000 from $2.4 million at March 31, 2012 to $2.7 million as of June 30, 2012.  The increase in deferred revenue balances is due to (a) an increase in maintenance contracts offered to customers from time to time in the form of free services in connection with the sale of our products and (b) selling arrangements offered from time to time in the veterinary market that include multiple deliverables, such as instruments, consumables and service agreements associated with our veterinary reference laboratory.  The net increase in deferred revenue was partially offset by deferred revenue recognized ratably over the life of the maintenance contract.

(vi) Total warranty reserves decreased by $352,000, resulting from a decrease in the current portion of warranty reserves of $233,000, from $1.2 million at March 31, 2012 to $1.0 million as of June 30, 2012, and a decrease in the non-current portion of warranty reserves of $119,000, from $601,000 at March 31, 2012 to $482,000 as of June 30, 2012.  During the three months ended June 30, 2012, we recorded an adjustment to pre-existing warranties of $290,000, which reduced our warranty reserves and our cost of revenues, based on both historical and projected product performance rates of instruments.  Our warranty reserves is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs.  Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary.  If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

We anticipate that we will incur incremental additional costs to support our future operations, including further additional pre-clinical testing and clinical trials for our current and future products; research and design costs related to the continuing development of our current and future products; acquisition of capital equipment for our manufacturing facility and costs to operate AVRL.  Furthermore, during the three months ended June 30, 2012, we incurred legal costs related to a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  In the future, we may continue to incur additional legal costs.

Cash Flows from Investing Activities

Net cash provided by investing activities during the three months ended June 30, 2012 totaled $1.1 million, compared to net cash used in investing activities of $4.5 million during the three months ended June 30, 2011.  Changes in investing activities were as follows:

Investments.  Cash provided by proceeds from maturities and redemptions of investments in certificates of deposits, corporate bonds and municipal bonds totaled $7.2 million during the three months ended June 30, 2012.  Cash used to purchase investments in certificates of deposits, corporate bonds and municipal bonds totaled $4.4 million during the three months ended June 30, 2012.

Property and Equipment.  Cash used to purchase property and equipment totaled $1.7 million during the three months ended June 30, 2012, primarily to support increased capacity requirements in our production line and AVRL operations.  We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended June 30, 2012 totaled $29,000, compared to net cash used in financing activities of $1.2 million during the three months ended June 30, 2011.  The changes during the three months ended June 30, 2012 were primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $823,000, partially offset by proceeds from the exercise of stock options of $77,000 and excess tax benefits from share-based awards of $717,000.

Share Repurchase Program

In August 2011, our Board of Directors authorized the repurchase of up to an aggregate of $40.0 million of our common stock.  In January 2012, the Board of Directors approved a $15.0 million increase to the Company’s existing share repurchase program, to a total of $55.0 million.  Since the share repurchase program began, to date, we have repurchased 1.2 million shares of our common stock at a total cost of $27.3 million.  As of June 30, 2012, $27.7 million of our common stock may yet be purchased under such authorization.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.  Repurchased shares are retired.  During the three months ended June 30, 2012, we did not repurchase any of our common stock.

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

Contractual Obligations

Purchase Commitments.  In October 2008, we entered into an original equipment manufacturing (“OEM”) agreement with SMB of Denmark to purchase coagulation and specialty analyzers and related cartridges.  Effective January 2011, we amended and restated our OEM agreement, including the terms of our minimum purchase commitments.  Under the amended agreement, we committed to purchase a minimum number of coagulation and specialty analyzers and related cartridges on an annual basis during each calendar year 2011 through 2015.  Our purchase obligations in the future may be adjusted if our minimum purchase commitments are not met during a calendar year period.  At June 30, 2012, our total remaining outstanding commitment due is approximately $10.5 million.

In December 2011, we executed a term sheet to enter into a development and supply equipment agreement with Diatron MI PLC (“Diatron”) of Hungary to purchase Diatron hematology instruments.  Under the terms of this agreement, we committed to purchase a minimum number of hematology instruments on an annual basis during each calendar year 2012 through 2014, which can be amended upon agreement by both parties.  At June 30, 2012, our outstanding commitment due is approximately $10.9 million.  In March 2012, we prepaid $1.4 million to Diatron for future purchases of hematology instruments and reagents, which was recorded in prepaid expenses and other currents assets on the consolidated balance sheets.  The commitment amount is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end.  Since the exchange rate can fluctuate in the future, the commitment in absolute dollars will change accordingly.

Notes Payable.  We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan was effective January 2011, bears interest at 5.0% and is payable quarterly.  As of June 30, 2012, our short-term and long-term notes payable balances were $100,000 and $758,000, respectively, and we recorded the short-term balance in other accrued liabilities on the consolidated balance sheets.  The entire outstanding balance of the note shall be payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of June 30, 2012.

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

Contingencies

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of June 30, 2012, we had not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.  A claims construction hearing was held in June 2011 and the court has issued its claims construction order.  The case is ongoing.  A trial date has been set for September 2012.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933.  In addition, we identified no variable interests in any variable interest entities.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments.  Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk.  At June 30, 2012, our short-term and long-term investments totaled $21.9 million and $20.1 million, respectively, consisting of investments in certificates of deposits, corporate bonds and municipal bonds.

As of June 30, 2012, we had $33.8 million in investments classified as held-to-maturity and carried at amortized cost.  We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at June 30, 2012 until maturity and therefore, we believe we have no material exposure to interest rate risk.  As of June 30, 2012, our investments classified as available-for-sale totaled $8.3 million, which we recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of any tax effects, in stockholders’ equity.  A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at June 30, 2012 indicated that such market movement would not have a material effect on our business, operating results or financial condition.  We have not experienced any significant loss on our investment portfolio during fiscal 2012 or during the three months ended June 30, 2012.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments.  In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Accounting Standards Codification 815, “Derivatives and Hedging.”

Investment in a Privately Held Company

In February 2011, we purchased a 15% equity ownership interest in SMB, a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of our VetScan VSpro point-of-care coagulation and specialty analyzer since 2008.  The investment is recorded in “Investment in Unconsolidated Affiliate” in our consolidated balance sheets and we use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence.  As of June 30, 2012, the total carrying amount of our investment in SMB was $2.6 million.  The investment is inherently risky and we could lose our entire investment in this company.  To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

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

Other than the foregoing, there have been no material changes in our market risk during the three months ended June 30, 2012 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

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

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Because of the cost involved in pursuing patent infringement cases, we believe the cost of this litigation could have a material adverse effect on Abaxis, our consolidated financial position and results of operations.  As of June 30, 2012, we had not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.  A claims construction hearing was held in June 2011 and the court has issued its claims construction order.  The case is ongoing.  A trial date has been set for September 2012.

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

In evaluating our business, you should carefully consider the following risks in addition to the other information in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 as filed with the Securities and Exchange Commission on June 14, 2012.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  It is not possible to predict or identify all such factors and, therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

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

As of June 30, 2012, 57 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 33 patents have been issued and 21 patents are currently active.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid with respect to Cepheid’s Methicillin-resistant Staphylococcus aureus (MRSA) product, on which Cepheid has ceased paying license royalties.  On December 17, 2010, Cepheid filed its amended answer and certain counterclaims seeking findings of no breach of contract, non-infringement, unenforceability and invalidity of the asserted patents, and a declaration regarding the patent term of one of the patents.  We believe the counterclaims raised by Cepheid are without merit and intend to contest them vigorously.  Patent infringement lawsuits are expensive and time-consuming.  We believe the cost of this litigation could have a material adverse effect on our business, our consolidated financial position and results of operations.  As of June 30, 2012, we have not recorded future litigation and related expenses to pursuing the patent infringement case and an estimate of such costs cannot be made at this time.

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

We cannot assure you that we will be able to successfully increase the sales volumes of our products to increase or sustain profitability.

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

Internationally, we rely on only a few distributors for our products in both the medical and veterinary diagnostic markets.  We currently rely on distributors that carry either our medical or veterinary products in the following countries:  Afghanistan, Australia, Austria, Belgium, Canada, Czech Republic, Denmark, France, Germany, Hong Kong, India, Indonesia, Ireland, Israel, Italy, Japan, Korea, Macao, Mexico, the Netherlands, New Zealand, the Philippines, Portugal, Romania, Russia, Singapore, South Africa, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates, the United Kingdom and the United States.  Our distributors in each of these countries are responsible for obtaining the necessary approvals to sell our new and existing products.  These distributors may not be successful in obtaining proper approvals for our new and existing products in their respective countries, and they may not be successful in marketing our products.  Furthermore, an inability of, or any delays by, our distributor in receiving the necessary approvals for our new or other products can adversely impact our revenues in a country.  We plan to continue to enter into additional distributor relationships to expand our international distribution base and presence.  However, we may not be successful in entering into additional distributor relationships on favorable terms, or at all.  In addition, our distributors may terminate their relationship with us at any time.  Historically, we have experienced a high degree of turnover among our international distributors.  This turnover makes it difficult for us to establish a steady distribution network overseas.  Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally, and our business and financial condition may be harmed as a result.

The failure of our Abaxis Veterinary Reference Laboratories to compete effectively and achieve profitability could have a negative impact on our growth and profitability.

For Abaxis Veterinary Reference Laboratories (“AVRL”) to compete effectively and achieve profitability, we must convince our existing and prospective customers in the veterinary market that our service offerings would be an attractive revenue-generating addition to their practices.  In addition, we have to demonstrate that the services offered now and in the future at AVRL are and will be attractive alternatives to those offered by our competitors, by differentiating our services on the basis of such factors as the range of tests offered, turnaround time, cost effectiveness and reliability of results.  This is difficult to do, especially to compete with existing competitors and new market entrants.  Some of our competitors for sales of on-site testing products have a more established relationship with these customers than we do, which could inhibit AVRL’s market penetration efforts.  We cannot be assured that AVRL or its services will be accepted by the veterinary market.  If we are unable to convince large numbers of veterinarians of the benefits of AVRL or otherwise fail to achieve market acceptance for AVRL’s services, the growth of AVRL will be limited accordingly, which could harm our laboratory business and financial condition.

We need to successfully manufacture and market additional reagent discs for the human diagnostic market if we are to compete in that market.

We have developed a blood analysis system that consists of a portable blood analyzer and single-use reagent discs.  Each reagent disc performs a series of standard blood tests.  We believe that it is necessary to develop additional series of reagent discs with various tests for use with the Piccolo chemistry analyzers if we are to compete in that market.  Historically, we have developed reagent discs suitable for the human medical and veterinary diagnostic markets.  We have received 510(k) clearances from the U.S. Food and Drug Administration (“FDA”) for 26 test methods in the human medical market.  These tests are included in standard tests for which the medical community receives reimbursements from third-party payors such as managed care organizations and Medicare.  We may not be able to successfully manufacture or market these reagent discs.  Our failure to meet these challenges will materially adversely affect our operating results and financial condition.

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

As of June 30, 2012, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 26 reagent tests that we have on 15 reagent discs.  We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures.  These new test products are crucial for our continued success in the human medical market.  If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States until we provide additional information to the FDA and gain premarket clearance.  The inability to market a new product during this time could harm our future sales.

Effects of the Clinical Laboratory Improvement Amendments on our Products

Our Piccolo products are also affected by the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”).  The CLIA Regulations are intended to ensure the quality and reliability of all medical testing in the United States regardless of where the tests are performed.  The current CLIA regulations divide laboratory tests into three categories:  “waived,” “moderately complex” and “highly complex.”  Four of the tests performed using the Piccolo system are in the “moderately complex” category.  This category requires that any location in which testing is performed be certified as a laboratory.  Hence, we can only sell some Piccolo products to customers who meet the standards of a laboratory.  To receive “laboratory” certification, a testing facility must be certified by the CMS.  After the testing facility receives a “laboratory” certification, it must then meet the CLIA regulations.  Because we can only sell some Piccolo products to testing facilities that are certified “laboratories,” the market for some products is correspondingly constrained.

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

•
International Organization for Standardization (“ISO”):  In May 2002, we received our ISO 9001 certification, expanding our compliance with international quality standards.  In December 2003, we received ISO 13485 Quality System certification as required by the 2003 European In Vitro Device Directive.  This certified our quality system specifically to medical devices.  In April 2005, we received the Canadian Medical Device Conformity Assessment System stamp on our ISO 13485 certificate to signify compliance with Health Canada regulations.  In October 2009, we received our recertification to the ISO 13485:2003 Quality System Standard for medical devices.  In May 2010, May 2011 and July 2012, we were recommended for continued certification to ISO 13485:2003 by our current ISO registrar.

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

We manufacture our blood chemistry analyzers at our manufacturing facility in Union City, California.  Should we experience problems related to the manufacture of our blood chemistry analyzer, we could fail to achieve anticipated revenues or we may incur an additional increase in our cost of revenues.  These problems may include manufacturing defects and product failures, defects in raw materials acquired from our suppliers, delays in receipt of raw materials from our suppliers, increases in raw materials costs and labor disturbances.  There can be no assurance that our efforts to resolve manufacturing difficulties will be successful or that similar problems will not arise in the future.  If we are unable to prevent such problems from occurring in the future, we may not be able to manufacture sufficient quantities to meet anticipated demand and, therefore, will not be able to effectively market and sell our blood chemistry analyzers or other instruments that we market and sell; accordingly, our revenues and business would be materially adversely affected.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future.  During the quarter ended June 30, 2012, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $26.46 to $37.00 per share and the closing sale price on June 29, 2012, the last day of trading for our quarter ended June 30, 2012, was $37.00 per share.  During the last eight fiscal quarters ended June 30, 2012, our stock price closed at a high of $37.00 per share on June 29, 2012 and a low of $17.74 per share on July 19, 2010.  Many factors may affect the market price of our common stock, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any equity securities during the period covered by this report.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description of Document

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

4.2	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

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

ABAXIS, INC.
(Registrant)

Date: August 9, 2012	BY:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2012	BY:	/s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)