Form 10-Q
period 2012-09-30
ABAXIS INC
filed 2012-11-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

or

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

Yes ☐                                No ☒

As of November 6, 2012, there were 21,950,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q

For the Quarter Ended September 30, 2012

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	March 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$54,109	$45,843
Short-term investments	24,764	21,689
Receivables (net of allowances of $202 at September 30, 2012 and $283 at March 31, 2012)	48,395	30,694
Inventories	22,060	19,597
Prepaid expenses and other current assets	2,099	5,423
Net deferred tax assets, current	4,328	4,151
Total current assets	155,755	127,397
Long-term investments	21,718	23,442
Investment in unconsolidated affiliate	2,592	2,626
Property and equipment, net	25,315	24,296
Intangible assets, net	3,673	3,990
Other assets	77	85
Total assets	$209,130	$181,836

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,202	$6,381
Accrued payroll and related expenses	8,065	6,336
Accrued taxes	3,531	266
Other accrued liabilities	3,109	1,991
Deferred revenue	1,280	1,212
Warranty reserve	1,043	1,245
Total current liabilities	25,230	17,431
Non-current liabilities:
Deferred rent	691	641
Net deferred tax liabilities	89	199
Deferred revenue	2,913	2,396
Warranty reserve	437	601
Notes payable, less current portion	733	783
Total non-current liabilities	4,863	4,620
Total liabilities	30,093	22,051
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 21,940,000 and 21,699,000 shares issued and outstanding at September 30, 2012 and at March 31, 2012, respectively	113,520	110,063
Retained earnings	65,470	49,697
Accumulated other comprehensive income	47	25
Total shareholders' equity	179,037	159,785
Total liabilities and shareholders' equity	$209,130	$181,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$44,258	$40,025	$86,272	$76,028
Cost of revenues	21,135	18,004	40,300	34,784
Gross profit	23,123	22,021	45,972	41,244
Operating expenses:
Research and development	3,581	3,008	6,546	6,462
Sales and marketing	11,505	9,335	23,274	18,487
General and administrative	4,621	4,495	7,943	7,914
Gain from legal settlement	(17,250)	-	(17,250)	-
Total operating expenses	2,457	16,838	20,513	32,863
Income from operations	20,666	5,183	25,459	8,381
Interest and other income (expense), net	255	56	25	350
Income before income tax provision	20,921	5,239	25,484	8,731
Income tax provision	8,012	1,918	9,711	3,196
Net income	$12,909	$3,321	$15,773	$5,535
Net income per share:
Basic net income per share	$0.59	$0.15	$0.72	$0.25
Diluted net income per share	$0.58	$0.15	$0.71	$0.24
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	21,920,000	22,290,000	21,869,000	22,484,000
Weighted average common shares outstanding - diluted	22,306,000	22,564,000	22,280,000	22,850,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$12,909	$3,321	$15,773	$5,535
Other comprehensive income:
Net change in unrealized gain (loss) on investments	44	-	38	-
Provision for income taxes related to items of other comprehensive income	18	-	16	-
Other comprehensive income, net of tax	26	-	22	-
Comprehensive income	$12,935	$3,321	$15,795	$5,535

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net income	$15,773	$5,535
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,916	2,435
Investment premium amortization, net	448	503
Net loss on disposals of property and equipment	20	8
Net loss on foreign exchange translation	292	141
Share-based compensation expense	3,511	2,682
Excess tax benefits from share-based awards	(1,145)	(486)
Provision for deferred income taxes	(303)	374
Equity in net loss of unconsolidated affiliate	34	72
Changes in assets and liabilities:
Receivables, net	(17,691)	288
Inventories	(3,121)	41
Prepaid expenses and other current assets	3,988	(1,144)
Other assets	6	20
Accounts payable	1,824	839
Accrued payroll and related expenses	1,736	744
Accrued taxes	3,700	(316)
Other accrued liabilities	1,118	96
Deferred rent	50	114
Deferred revenue	585	518
Warranty reserve	(366)	214
Net cash provided by operating activities	13,375	12,678
Cash flows from investing activities:
Purchases of held-to-maturity investments	(13,961)	(18,174)
Proceeds from maturities and redemptions of held-to-maturity investments	11,951	33,141
Proceeds from maturities and redemptions of available-for-sale investments	249	-
Purchases of property and equipment	(2,945)	(4,777)
Net cash (used in) provided by investing activities	(4,706)	10,190
Cash flows from financing activities:
Proceeds from notes payable from municipal agency	-	147
Proceeds from the exercise of stock options	261	430
Tax withholdings related to net share settlements of restricted stock units	(1,495)	(2,019)
Repurchases of common stock	-	(27,328)
Excess tax benefits from share-based awards	1,145	486
Net cash used in financing activities	(89)	(28,284)
Effect of exchange rate changes on cash and cash equivalents	(314)	(61)
Net increase (decrease) in cash and cash equivalents	8,266	(5,477)
Cash and cash equivalents at beginning of period	45,843	43,471
Cash and cash equivalents at end of period	$54,109	$37,994
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$3,308	$2,796
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$22	$-
Transfers of equipment between inventory and property and equipment, net	$693	$645
Net change in capitalized share-based compensation	$35	$(19)
Common stock withheld for employee taxes in connection with share-based compensation	$1,495	$2,019
Repayment of notes payable by credits from municipal agency	$50	$44

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

Basis of Presentation.  We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods.  The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the three and six month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2013 or for any interim or future period.

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

Disclosures about Offsetting Assets and Liabilities:  In December 2011, the FASB issued ASU No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” (Topic 210) - Balance Sheet (ASU 2011-11), to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet.  The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement.  The new disclosure requirements relating to this update are retrospective and effective for the Company beginning on April 1, 2013.  The update only requires additional disclosures, as such, we do not expect the adoption of this accounting pronouncement to have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 3.	INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity.  The following table summarizes available-for-sale and held-to-maturity investments as of September 30, 2012 and March 31, 2012 (in thousands):

	Available-for-Sale Investments
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2012	Cost	Gain	(Loss)	Value
Certificates of deposits	$996	$5	$-	$1,001
Corporate bonds	6,038	73	-	6,111
Municipal bonds	946	1	-	947
Total available-for-sale investments	$7,980	$79	$-	$8,059

	Held-to-Maturity Investments
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
September 30, 2012	Cost	Gain	(Loss)	Value
Certificates of deposits	$3,590	$-	$(1)	$3,589
Corporate bonds	24,308	142	(15)	24,435
Municipal bonds	10,525	49	-	10,574
Total held-to-maturity investments	$38,423	$191	$(16)	$38,598

	Available-for-Sale Investments
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gain	(Loss)	Value
Certificates of deposits	$1,245	$2	$-	$1,247
Corporate bonds	6,047	38	-	6,085
Municipal bonds	961	1	-	962
Total available-for-sale investments	$8,253	$41	$-	$8,294

	Held-to-Maturity Investments
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
March 31, 2012	Cost	Gain	(Loss)	Value
Certificates of deposits	$844	$-	$-	$844
Corporate bonds	23,072	131	(31)	23,172
Municipal bonds	12,921	71	(1)	12,991
Total held-to-maturity investments	$36,837	$202	$(32)	$37,007

The amortized cost of our held-to-maturity investments approximates their fair value.  As of September 30, 2012 and March 31, 2012, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale.  As of September 30, 2012 and March 31, 2012, we had unrealized gains on available-for-sale investments, net of related income taxes of $47,000 and $25,000, respectively.  Redemptions of investments in accordance with the callable provisions during the three months ended September 30, 2012 and 2011 were $0 and $13.0 million, respectively, and during the six months ended September 30, 2012 and 2011 were $717,000 and $13.0 million, respectively.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of September 30, 2012 and March 31, 2012 (in thousands):

	September 30, 2012		September 30, 2012
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$946	$947	$23,817	$23,879
Due in 1 to 4 years	7,034	7,112	14,606	14,719
Total investments	$7,980	$8,059	$38,423	$38,598

	March 31, 2012		March 31, 2012
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$670	$670	$21,019	$21,062
Due in 1 to 4 years	7,583	7,624	15,818	15,945
Total investments	$8,253	$8,294	$36,837	$37,007

NOTE 4.	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of September 30, 2012 and March 31, 2012 (in thousands):

	As of September 30, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$6,241	$-	$-	$6,241
Available-for-sale investments:
Certificates of deposits	-	1,001	-	1,001
Corporate bonds	-	6,111	-	6,111
Municipal bonds	-	947	-	947
Total assets at fair value	$6,241	$8,059	$-	$14,300

	As of March 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$6,996	$-	$-	$6,996
Available-for-sale investments:
Certificates of deposits	-	1,247	-	1,247
Corporate bonds	-	6,085	-	6,085
Municipal bonds	-	962	-	962
Total assets at fair value	$6,996	$8,294	$-	$15,290

As of September 30, 2012 and March 31, 2012, our Level 1 financial assets are comprised of money market mutual funds.  Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash.  The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.  As of September 30, 2012 and March 31, 2012, we did not have any Level 1 financial liabilities.

As of September 30, 2012 and March 31, 2012, our Level 2 financial assets are comprised of certificates of deposits, corporate bonds and municipals bonds.  We review trading activity and pricing for these investments as of the measurement date.  When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers.  These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.  This approach results in the classification of these securities as Level 2 of the fair value hierarchy.  As of September 30, 2012 and March 31, 2012, we did not have any Level 2 financial liabilities.

As of September 30, 2012 and March 31, 2012, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.  During the three and six months ended September 30, 2012 and 2011, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

NOTE 5.	INVENTORIES

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market.  Components of inventories were as follows (in thousands):

	September 30,	March 31,
	2012	2012
Raw materials	$10,035	$9,046
Work-in-process	2,868	3,369
Finished goods	9,157	7,182
Inventories	$22,060	$19,597

NOTE 6.	INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate consists of an investment in equity securities of Scandinavian Micro Biodevices APS (“SMB”).  In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash.  SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care coagulation and specialty analyzer since 2008.  Abaxis has had exclusive distribution rights for the analyzer and associated cartridges in North America since 2008.  Starting January 2011, Abaxis has non-exclusive rights in other areas of the world.  We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations.  Our allocated portions of SMB’s net loss during the three months ended September 30, 2012 and 2011 were $51,000 and $34,000, respectively, and during the six months ended September 30, 2012 and 2011 were $34,000 and $72,000, respectively.

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

During the six months ended September 30, 2012, we recorded an adjustment to pre-existing warranties of $290,000, which reduced our warranty reserves and our cost of revenues, based on both historical and projected product performance rates of instruments.  Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary.  If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

Reagent Discs.  We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated.  The warranty cost includes the replacement costs and freight of a defective reagent disc.  The balance of accrued warranty reserve related to replacement of defective reagent discs at September 30, 2012 and March 31, 2012 was $623,000 and $564,000, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs.  However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three and six months ended September 30, 2012 and 2011 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at beginning of period	$1,494	$1,470	$1,846	$1,222
Provision for warranty expense	354	270	661	613
Warranty costs incurred	(368)	(304)	(737)	(656)
Adjustment to pre-existing warranties	-	-	(290)	257
Balance at end of period	1,480	1,436	1,480	1,436
Non-current portion of warranty reserve	437	313	437	313
Current portion of warranty reserve	$1,043	$1,123	$1,043	$1,123

NOTE 8.	BORROWINGS

Notes Payable.  We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan was effective January 2011, bears interest at 5.0% and is payable quarterly.  As of September 30, 2012, our short-term and long-term notes payable balances were $100,000 and $733,000, respectively, and we recorded the short-term balance in other accrued liabilities on the consolidated balance sheets.  The entire outstanding balance of the note shall be payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of September 30, 2012.

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

Purchase Commitments.  In October 2008, we entered into an original equipment manufacturing (“OEM”) agreement with SMB of Denmark to purchase coagulation and specialty analyzers and related cartridges.  Effective January 2011, we amended and restated our OEM agreement, including the terms of our minimum purchase commitments.  Under the amended agreement, we committed to purchase a minimum number of coagulation and specialty analyzers and related cartridges on an annual basis during each calendar year 2011 through 2015.  Our purchase obligations in the future may be adjusted if our minimum purchase commitments are not met during a calendar year period.  At September 30, 2012, our total remaining outstanding commitment due is approximately $10.2 million.

In December 2011, we executed a term sheet to enter into a development and supply equipment agreement with Diatron MI PLC (“Diatron”) of Hungary to purchase Diatron hematology instruments.  Effective July 2012, we entered into a development and supply agreement with Diatron and under the agreement terms, we committed to purchase a minimum number of hematology instruments on an annual basis through fiscal year 2015.  At September 30, 2012, our total remaining outstanding commitment due is approximately $8.8 million.  Furthermore, at September 30, 2012, we prepaid $402,000 to Diatron for future purchases of hematology instruments and reagents, which was recorded in prepaid expenses and other currents assets on the consolidated balance sheet.  The commitment amount is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end.  Because the exchange rate will fluctuate in the future, the dollar amount of the purchase commitment in dollars will change accordingly.

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

Litigation.  On June 28, 2010, we filed a patent infringement lawsuit against Cepheid.  On September 24, 2012, the parties agreed to terminate all pending and future claims connected with the litigation in exchange for a one-time payment by Cepheid of $17.3 million, which we recorded in receivables and recognized as an offset to operating expenses during the second quarter of fiscal 2013.

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of our directors in the United States District Court for the Northern District of California alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units.  The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees.  In addition, the plaintiff sought, and on October 23, 2012 the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made.  The Company filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan.  We believe the claims raised by the plaintiff are without merit and intend to contest them vigorously.

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

Equity Compensation Plan

As of September 30, 2012, we have one equity incentive plan under which our equity securities are authorized for issuance to our employees, directors and consultants.  Our share-based compensation plan is described below.

2005 Equity Incentive Plan.  Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended our 1998 Stock Option Plan.  The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants.  On November 8, 2012, our shareholders approved an amendment to the Equity Incentive Plan to, among other things, (i) increase the aggregate number of shares of common stock reserved for issuance under the Equity Incentive Plan by 900,000 shares and increase the maximum number of shares that may be issued pursuant to incentive stock options, (ii) remove a 500,000-share limit on the number of shares that may be issued upon settlement of restricted stock units and other full-value awards and (iii) reapprove the Internal Revenue Code Section 162(m) performance criteria and award limits of the Equity Incentive Plan to permit us to continue to grant awards to key officers that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code.  As of September 30, 2012, the Equity Incentive Plan provided for the issuance of a maximum of 5,886,000 shares, of which 159,000 shares of common stock were then available for future issuance.  The shares available for future issuance excluded 63,000 shares issuable upon settlement of restricted stock units with performance vesting provisions that were approved by the Board of Directors but are deemed not to have been granted for accounting purposes in accordance with Accounting Standards Codification (“ASC”) 718-10-55-95.  See “Restricted Stock Unit Awards (Performance Vesting)” section in this Note for additional information.  Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the Equity Incentive Plan.

Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Share-Based Compensation

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units during the three and six months ended September 30, 2012 and 2011, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of revenues	$222	$316	$445	$511
Research and development	254	203	554	415
Sales and marketing	584	429	1,272	927
General and administrative	649	614	1,240	829
Share-based compensation expense before income taxes	1,709	1,562	3,511	2,682
Income tax benefit	(613)	(544)	(1,257)	(933)
Total share-based compensation expense after income taxes	$1,096	$1,018	$2,254	$1,749
Net impact of share-based compensation on:
Basic net income per share	$0.05	$0.05	$0.10	$0.08
Diluted net income per share	$0.05	$0.05	$0.10	$0.08

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees.  Capitalized share-based compensation costs at September 30, 2012 and March 31, 2012 were $174,000 and $139,000, respectively, which were included in inventories on our condensed consolidated balance sheets.

Cash Flow Impact

The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards.  Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable.  Excess tax benefits classified as a financing cash inflow for the three months ended September 30, 2012 and 2011 were $428,000 and $51,000, respectively, and for the six months ended September 30, 2012 and 2011 were $1.1 million and $486,000, respectively.

Stock Options

Options granted to employees and directors generally expire ten years from the grant date.  Options granted to employees generally become exercisable over a period of four years based on cliff-vesting terms and continuous employment.  Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service.  We have not granted any stock options since the beginning of fiscal 2007 and we did not grant stock options during the three and six months ended September 30, 2012.  We have recognized compensation expense during the requisite service period of the stock option.  As of September 30, 2012, we had no unrecognized compensation expense related to stock options granted.

Stock Option Activity

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2012 and the changes during the six-month period then ended:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Life (Years)	(In thousands)
Outstanding at March 31, 2012	282,000	$15.21
Granted	-	-
Exercised	(36,000)	7.39
Canceled or forfeited	-	-
Outstanding at September 30, 2012	246,000	$16.33	1.33	$4,827
Vested and expected to vest at September 30, 2012	246,000	$16.33	1.33	$4,827
Exercisable at September 30, 2012	246,000	$16.33	1.33	$4,827

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of September 28, 2012, (the last trading day for the quarterly period ended September 30, 2012), that would have been received by the option holders had all option holders exercised their stock options as of that date.  Total intrinsic value of stock options exercised during the three months ended September 30, 2012 and 2011 was $537,000 and $994,000, respectively, and during the six months ended September 30, 2012 and 2011 was $1.0 million and $1.9 million, respectively.  Cash proceeds from stock options exercised during the three months ended September 30, 2012 and 2011 were $184,000 and $202,000, respectively, and during the six months ended September 30, 2012 and 2011 were $261,000 and $430,000, respectively.

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

The fair value of restricted stock unit awards (time vesting) used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.  Such value is recognized as an expense over the corresponding requisite service period.  The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited.  The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.  As of September 30, 2012, the total unrecognized compensation expense related to restricted stock unit awards (time vesting) granted amounted to $22.0 million, which is expected to be recognized over a weighted average service period of 2.1 years.

Restricted Stock Unit Awards (Performance Vesting)

Starting in fiscal 2013, we also grant restricted stock unit awards (performance vesting), which entitle holders to receive shares of common stock based on performance-based vesting criteria.  For restricted stock unit awards (performance vesting), vesting is based on our achievement of corporate annual performance targets.  During the first quarter of fiscal 2013, our Board of Directors approved the grant of 84,000 shares of restricted stock unit awards (performance vesting), of which approximately 21,000 shares have been granted.  Because each annual performance target is set at the start of each respective single-fiscal year performance period, only 25% of the total restricted stock unit awards (performance vesting) are deemed granted each year over the four-year period in accordance with ASC 718-10-55-95.  Accordingly, 75% of the total restricted stock unit awards (performance vesting) approved have not been granted as of September 30, 2012 pursuant to ASC 718-10-55-95.  The performance periods for the fiscal 2013 grants run from April 1, 2012 through March 31, 2016, consisting of four one-year performance periods.  Approximately 25% of the total 84,000 shares approved by the Board of Directors will be granted each year over a four-year period.  Each grant has a vesting term of approximately one year upon:  (1) achievement of certain pre-established corporate annual performance-related goals, as established by the Compensation Committee; and (2) the grantee’s satisfying service requirements through the vesting period.  The fiscal 2013 performance target was established at the grant date following ASC 718-10-55-95 and the aggregate estimated grant date fair value was $752,000 or $35.62 per share based on the closing market price of our common stock on the date of grant.  The number of vested restricted stock unit awards (performance vesting) is determined at the end of each annual performance period.

The fair value of our restricted stock unit awards (performance vesting) used in our expense recognition method is measured based on the number of shares granted, the closing market price of our common stock on the date of grant and based on an estimate of the probability of the achievement of the performance goals.  We recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition.  The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals.  If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed.  As of September 30, 2012, the total unrecognized compensation expense related to restricted stock unit awards (performance vesting) granted amounted to $360,000, which is expected to be recognized over a weighted average service period of 0.6 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the six months ended September 30, 2012:

	Time-Based Restricted		Performance-Based Restricted
	Stock Units		Stock Units
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value(1)	Shares	Fair Value(1)
Nonvested at March 31, 2012	1,120,000	$24.06	-	$-
Granted(2)	180,000	35.83	21,000	35.62
Vested(3)	(247,000)	23.41	-	-
Canceled or forfeited	(18,000)	25.93	-	-
Nonvested at September 30, 2012	1,035,000	$26.23	21,000	$35.62

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)
The shares granted for restricted stock unit awards (performance vesting) do not include the awards approved by the Board of Directors during the period that are deemed not to have granted in accordance with ASC 718-10-55-95.

(3)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of time-based restricted stock units vested during the three months ended September 30, 2012 and 2011 was $1.8 million and $533,000, respectively, and during the six months ended September 30, 2012 and 2011 was $8.7 million and $5.9 million, respectively.  The total grant date fair value of time-based restricted stock units vested during the three months ended September 30, 2012 and 2011 was $1.1 million and $506,000, respectively, and during the six months ended September 30, 2012 and 2011 was $5.8 million and $4.5 million, respectively.

NOTE 11.	SHAREHOLDERS’ EQUITY

Share Repurchase Program

In August 2011, the Board of Directors authorized the repurchase of up to an aggregate of $40.0 million of our common stock.  In January 2012, the Board of Directors approved a $15.0 million increase to the Company’s existing share repurchase program, to a total of $55.0 million.  Since the share repurchase program began, through September 30, 2012, we have repurchased 1.2 million shares of our common stock at a total cost of $27.3 million.  As of September 30, 2012, $27.7 million of our common stock may yet be purchased under such authorization.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.  Repurchased shares are retired.  During the three and six months ended September 30, 2012, we did not repurchase any of our common stock.

Common Stock Warrants

At September 30, 2012 and March 31, 2012, there were 30,000 warrants outstanding, of which 8,000 shares were vested, to purchase common stock at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017.  The fair value of the warrants issued were determined using the Black-Scholes option-pricing model and are amortized over their estimated useful life, of approximately ten years, as an intangible asset.  The warrants vest at a rate of 20% annually from their issuance dates and have a term of five years.

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Numerator:
Net income	$12,909	$3,321	$15,773	$5,535
Denominator:
Weighted average common shares outstanding - basic	21,920,000	22,290,000	21,869,000	22,484,000
Weighted average effect of dilutive securities:
Stock options	107,000	123,000	107,000	156,000
Restricted stock units	252,000	142,000	277,000	201,000
Warrants	27,000	9,000	27,000	9,000
Weighted average common shares outstanding - diluted	22,306,000	22,564,000	22,280,000	22,850,000
Net income per share:
Basic net income per share	$0.59	$0.15	$0.72	$0.25
Diluted net income per share	$0.58	$0.15	$0.71	$0.24

Stock options and warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of our common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share.  There were no stock options and warrants excluded from the computation of diluted weighted average shares outstanding during the three and six months ended September 30, 2012 and 2011.

We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Weighted average number of shares underlying antidilutive restricted stock units	-	264,000	101,000	219,000

If the performance criteria for our restricted stock unit awards (performance vesting) are achieved, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive.  Starting with the first quarter of fiscal 2013, we granted 21,000 restricted stock unit awards (performance vesting), with vesting based on the achievement of certain pre-established corporate annual performance related goals.  Because the performance criteria for our restricted stock unit awards (performance vesting) were not achieved during the three and six months ended September 30, 2012, these awards were not included in the diluted net income per share calculation.

NOTE 13.	INCOME TAXES

During the three months ended September 30, 2012 and 2011, our income tax provision was $8.0 million, based on an effective tax rate of 38%, and $1.9 million, based on an effective tax rate of 37%, respectively.  During the six months ended September 30, 2012 and 2011, our income tax provision was $9.7 million, based on an effective tax rate of 38%, and $3.2 million, based on an effective tax rate of 37%, respectively.  The effective tax rates during the three and six months ended September 30, 2012, as compared to the three and six months ended September 30, 2011, increased primarily due to a discrete tax expense of approximately $6.7 million due to a gain from our legal settlement with Cepheid during the second quarter of fiscal 2013.  During the three and six months ended September 30, 2012, our effective tax rates was impacted by the expiration of the federal research and development tax credit, partially offset by increased federal domestic production tax benefits, as compared to the three and six months ended September 30, 2011.

We did not have any unrecognized tax benefits as of September 30, 2012 and March 31, 2012.  During the three and six months ended September 30, 2012 and 2011, we did not recognize any interest or penalties related to unrecognized tax benefits.

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

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for the three and six months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Medical Market	$7,874	$7,333	$16,290	$14,489
Veterinary Market	34,939	31,548	67,434	59,217
Other(1)	1,445	1,144	2,548	2,322
Total revenues	44,258	40,025	86,272	76,028
Cost of revenues:
Medical Market	3,311	3,323	6,686	6,666
Veterinary Market	16,173	13,017	30,211	25,421
Other(1)	1,651	1,664	3,403	2,697
Total cost of revenues	21,135	18,004	40,300	34,784
Gross profit:
Medical Market	4,563	4,010	9,604	7,823
Veterinary Market	18,766	18,531	37,223	33,796
Other(1)	(206)	(520)	(855)	(375)
Gross profit	$23,123	$22,021	$45,972	$41,244

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 15.	REVENUES BY PRODUCT AND SERVICE CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product and service category (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenues by Product and Service Category	2012	2011	2012	2011
Instruments(1)	$11,607	$8,756	$21,487	$16,285
Consumables(2)	29,412	29,504	58,894	56,211
Other products and services(3)	3,202	1,718	5,816	3,447
Product and service revenues, net	44,221	39,978	86,197	75,943
Development and licensing revenue	37	47	75	85
Total revenues	$44,258	$40,025	$86,272	$76,028

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro coagulation and specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro coagulation and specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

The following is a summary of our revenues by geographic region based on customer location (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenues by Geographic Region	2012	2011	2012	2011
North America	$35,915	$31,985	$69,079	$61,693
Europe	6,493	6,628	13,709	11,810
Asia Pacific and rest of the world	1,850	1,412	3,484	2,525
Total revenues	$44,258	$40,025	$86,272	$76,028

Significant Concentrations

During the three months ended September 30, 2012, one distributor in the United States, Animal Health International, accounted for 13% of our total worldwide revenues.  During the three months ended September 30, 2011, one distributor in the United States, DVM Resources, accounted for 10% of our total worldwide revenues.  During the six months ended September 30, 2012, one distributor in the United States, Animal Health International, accounted for 13% of our total worldwide revenues.  During the six months ended September 30, 2011, one distributor in the United States, DVM Resources, accounted for 10% of our total worldwide revenues.  Animal Health International was formed in 2011 from two animal health companies, which included Walco International, Inc., d/b/a DVM Resources.

At September 30, 2012, our total receivables balance includes a one-time payment of $17.3 million from Cepheid as part of our settlement related to a patent infringement litigation.  The receivable from Cepheid accounted for 35% of our total receivables balance.  At September 30, 2012, one distributor in the United States accounted for 11% of our total receivables balance.  At March 31, 2012, one distributor in the United States accounted for 19% of our total receivables balance.

NOTE 16.	SUBSEQUENT EVENTS

On October 26, 2012, the Company entered into an Exclusive Agreement (the “Abbott Agreement”) with Abbott Point of Care Inc. (“Abbott”), which will take effect on January 2, 2013.  Pursuant to the Abbott Agreement, the Company granted to Abbott the exclusive right to sell and distribute in the United States and China (including Hong Kong) the Company’s Piccolo Xpress chemistry analyzer and associated consumables in the professionally-attended human healthcare market, but excluding sales and distribution to a certain specified customer and specified customer segments in the Abbott territories.  The initial term of the Abbott Agreement ends on December 31, 2017, and after the initial term, the Abbott Agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date.  Under the Abbott Agreement, Abbott will be responsible for marketing and promoting the Piccolo Xpress products in the specified territory, while the Company will have certain responsibilities for providing technical support and warranty services to Abbott in support of those marketing and sales efforts.

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

Financial Results.  In the second quarter of fiscal 2013, total revenues were $44.3 million, an increase of 11% over last year’s comparable quarter.  The growth in revenues was primarily driven by growth in revenues from instrument sales, which were $11.6 million, an increase of 33% when compared to last year’s quarter.  Gross profit in the second quarter of fiscal 2013 was $23.1 million, an increase of 5% over last year’s comparable quarter primarily attributable to changes in the product mix in our veterinary market.

Sales and marketing expenses were $11.5 million in the second quarter of fiscal 2013 and $9.3 million for the same period last year, an increase of $2.2 million, or 23%.  The increase in sales and marketing expenses was primarily due to increased costs related to headcount and promotional and marketing spending to support AVRL and the ongoing growth of our veterinary business in North America.  General and administrative expenses were $4.6 million in the second quarter of fiscal 2013 and $4.5 million for the same period last year, an increase of 3%.  The increase was primarily due to an increase in legal expenses related to pursuing our Cepheid patent infringement case and an increase in personnel-related costs, partially offset by start-up costs to develop AVRL during the second quarter of fiscal 2012.

Net income in the second quarter of fiscal 2013 was $12.9 million, an increase of $9.6 million from $3.3 million for the same period last year, due primarily to a gain from our legal settlement with Cepheid of $17.3 million, offset in part by an increased income tax provision of $6.7 million, resulting from such settlement and the increased expenses set forth above.  Our diluted earnings per share increased to $0.58 in the second quarter of fiscal 2013 from $0.15 in the second quarter of fiscal 2012.

Cash, cash equivalents and investments increased by $9.6 million during the six months ended September 30, 2012 to a total of $100.6 million at September 30, 2012.  The primary sources of cash and cash equivalents during the six months ended September 30, 2012 were operating cash flows of $13.4 million.

Products and Services.  We manage our business in two operating segments, the medical market and veterinary market, as described below.  See “Segment Results” in this section for a detailed discussion of financial results.

Medical Market. We serve a worldwide customer group in the medical market consisting of military installations (ships, field hospitals and mobile care units), physicians’ office practices across all specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies and hospital laboratories.  Starting in the first quarter of fiscal 2013, we also began to serve the pharmaceutical clinical trial market.  Beginning in January 2013, pursuant to our Exclusive Agreement (the “Abbott Agreement”) with Abbott Point of Care Inc. (“Abbott”), Abbott will have the exclusive right to sell and distribute in the United States and China (including Hong Kong) our Piccolo Xpress chemistry analyzer and associated consumables in the professionally-attended human healthcare market in this territory, excluding sales and distribution to Catapult Health LLC and specified customer segments, including pharmacy and retail store clinics, shopping malls and contract research organizations (CROs) and cruise ship lines.  We maintain the right to sell and distribute these products outside of this territory.  Under the Abbott Agreement, we have certain responsibilities for providing technical support and warranty services to Abbott in support of its marketing and sales efforts.  The initial term of the Abbott Agreement ends on December 31, 2017, and after the initial term, the Abbott Agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date.

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

Rapid Tests.  Our VetScan rapid tests include the following:  Canine Heartworm Rapid Test, a highly sensitive and specific test for the detection of Dirofilaria immitis in canine or feline whole blood, serum or plasma; Canine Lyme Rapid Test, which detects Borrelia burgdorferi in canine whole blood, serum or plasma; Canine Parvovirus Rapid Test, a qualitative test for the detection of canine parvovirus antigen in feces; and Giardia Rapid Test, which detects giardiasis, a gastrointestinal infection caused by the protozoan parasite Giardia.

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

From time to time, we offer customer incentives comprising of arrangements with customers to include discounts on future sales of services associated with our veterinary reference laboratory.  We apply judgment in determining whether future discounts are significant and incremental.  When the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the original arrangement.  To determine whether a discount is significant and incremental, we look to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement.  If the discount in the multiple element arrangement approximates the discount typically provided in standalone sales, that discount is not considered incremental.  During the three and six months ended September 30, 2012, our customer incentive programs with future discounts were not significant.

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

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of September 30, 2012, we used Level 1 assumptions for our cash equivalents which are traded in an active market.  The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active.  Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.  As of September 30, 2012, our available-for-sale investments in certificates of deposits, corporate bonds and municipal bonds, totaled $8.1 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.  As of September 30, 2012, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date.  At September 30, 2012, we also had $38.4 million in investments classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliate.  In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”), for $2.8 million in cash.  We use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence.  Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value.  We eliminate all intercompany transactions in accounting for our equity method investments.  We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on the consolidated statements of income.  At September 30, 2012, our investment in unconsolidated affiliate totaled $2.6 million.

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

As of September 30, 2012, our current portion of warranty reserves for instruments and reagent discs totaled $1.0 million and our non-current portion of warranty reserves for instruments totaled $437,000, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc.

Each quarter, we reevaluate our estimate of warranty reserves, including our assumptions.  During the six months ended September 30, 2012, we recorded an adjustment to pre-existing warranties of $290,000, which reduced our warranty reserves and our cost of revenues, based on both historical and projected product performance rates of instruments.

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

Valuation of Long-Lived Assets.  We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate.  We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount.  If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values.  We did not recognize any impairment charges on long-lived assets during the three or six months ended September 30, 2012.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes.  For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement.  Significant judgment is required to evaluate uncertain tax positions.  At September 30, 2012 and March 31, 2012, we had no significant uncertain tax positions.  Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.  During the three and six months ended September 30, 2012 and 2011, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at September 30, 2012 and March 31, 2012, we had no accrued interest or penalties.

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

We have not granted any stock options since the beginning of fiscal 2007 and we did not grant stock options during the three and six months ended September 30, 2012.  We have recognized compensation expense during the requisite service period of the stock option.  As of September 30, 2012, we had no unrecognized compensation expense related to stock options granted.

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

We grant restricted stock unit awards (performance vesting) starting in fiscal 2013.  During the first quarter of fiscal 2013, our Board of Directors approved the grant of 84,000 shares of restricted stock unit awards (performance vesting), of which approximately 21,000 shares have been granted.  Because each annual performance target is set at the start of each respective single-fiscal year performance period, only 25% of the total restricted stock unit awards (performance vesting) are deemed granted each year over the four-year period in accordance with ASC 718-10-55-95.  Accordingly, 75% of the total restricted stock unit awards (performance vesting) approved have not been granted as of September 30, 2012 pursuant to ASC 718-10-55-95.  The performance periods for the fiscal 2013 grants run from April 1, 2012 through March 31, 2016, consisting of four one-year performance periods.  Approximately 25% of the total 84,000 shares approved by the Board of Directors will be granted each year over a four-year period.  Each grant has a vesting term of approximately one year upon:  (1) achievement of certain pre-established corporate annual performance-related goals, as established by the Compensation Committee of our Board of Directors; and (2) the grantee’s satisfying service requirements through the vesting period.  The fiscal 2013 performance target was established at the grant date following ASC 718-10-55-95 and the aggregate estimated grant date fair value was $752,000 or $35.62 per share based on the closing market price of our common stock on the date of grant.  The number of vested restricted stock unit awards (performance vesting) is determined at the end of each annual performance period.

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

Share-based compensation expense resulted in a material impact on our earnings per share and on our condensed consolidated financial statements for fiscal 2012 and during the three and six months ended September 30, 2012.  The impact of share-based compensation expense on our condensed consolidated financial results is disclosed in Note 10, “Equity Compensation Plans and Share-Based Compensation” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.  We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future.

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

Total Revenues

Revenues by Geographic Region and by Product and Service Category.  Revenues by geographic region based on customer location and revenues by product and service category during the three and six months ended September 30, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
Revenues by Geographic Region	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
North America	$35,915	$31,985	$3,930	12%	$69,079	$61,693	$7,386	12%
Percentage of total revenues	81%	80%			80%	81%
Europe	6,493	6,628	(135)	(2)%	13,709	11,810	1,899	16%
Percentage of total revenues	15%	17%			16%	16%
Asia Pacific and rest of the world	1,850	1,412	438	31%	3,484	2,525	959	38%
Percentage of total revenues	4%	3%			4%	3%
Total revenues	$44,258	$40,025	$4,233	11%	$86,272	$76,028	$10,244	13%

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
Revenues by Product and Service Category	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Instruments(1)	$11,607	$8,756	$2,851	33%	$21,487	$16,285	$5,202	32%
Percentage of total revenues	26%	22%			25%	21%
Consumables(2)	29,412	29,504	(92)	<(1)%	58,894	56,211	2,683	5%
Percentage of total revenues	67%	74%			68%	74%
Other products and services(3)	3,202	1,718	1,484	86%	5,816	3,447	2,369	69%
Percentage of total revenues	7%	4%			7%	5%
Product and service revenues, net	44,221	39,978	4,243	11%	86,197	75,943	10,254	14%
Percentage of total revenues	100%	100%			100%	100%
Development and licensing revenue	37	47	(10)	(21)%	75	85	(10)	(12)%
Percentage of total revenues	<1%	<1%			<1%	<1%
Total revenues	$44,258	$40,025	$4,233	11%	$86,272	$76,028	$10,244	13%

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro coagulation and specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro coagulation and specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

North America.  During the three months ended September 30, 2012, total revenues in North America increased by 12%, or $3.9 million, as compared to the same period in fiscal 2012.  The change in total revenues in North America was primarily attributable to the following:

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America (excluding sales to the U.S. government) increased by 3%, or $138,000, primarily due to an increase in the sales volume of Piccolo chemistry analyzers to various distributors, partially offset by a decrease in the sales volume of medical reagent discs resulting from inventory stock adjustments by distributors.

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs to the U.S. government decreased by 54%, or $550,000, primarily due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 6%, or $942,000, primarily due to higher average selling prices of VetScan chemistry analyzers and veterinary reagent discs.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 47%, or $1.7 million, primarily due to an increase in the sales volume of hematology instruments to various distributors.

•
Total sales from our VetScan VSpro coagulation and specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 7%, or $366,000, primarily due to an increase in the sales volume of VetScan rapid tests resulting from an expanded rapid test product line, including our Canine Lyme Rapid Test, introduced in March 2012.

•
Other product and service revenues in North America increased by 83%, or $1.3 million, primarily due to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL, which began operations in the third quarter of fiscal 2012.

Europe.  During the three months ended September 30, 2012, total revenues in Europe decreased by 2%, or $135,000, as compared to the same period in fiscal 2012.  Revenues from Piccolo chemistry analyzers and medical reagent discs increased by 96%, or $929,000, primarily due to (a) sales of Piccolo chemistry analyzers to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company and (b) an increase in the sales volume of medical reagent discs to various distributors.  The increase in total revenues in Europe was partially offset by a net decrease in revenues of VetScan chemistry analyzers and veterinary reagent disc sales by 24%, or $1.2 million, primarily due to higher sales of veterinary reagent discs to a distributor in the second quarter of fiscal 2012 due to the timing of inventory purchases.

Asia Pacific and rest of the world.  During the three months ended September 30, 2012, total revenues in Asia Pacific and rest of the world increased by 31%, or $438,000, as compared to the same period in fiscal 2012.  The increase in total revenues in Asia Pacific and rest of the world was primarily attributable to sales of VetScan chemistry analyzers and veterinary reagent disc sales by 40%, or $321,000, primarily due to an increase in the sales volume of VetScan chemistry analyzers to various distributors.

Significant concentration.  During the three months ended September 30, 2012, one distributor in the United States, Animal Health International, accounted for 13% of our total worldwide revenues.  Animal Health International was formed in 2011 from two animal health companies, which included Walco International, Inc., d/b/a DVM Resources.  During the three months ended September 30, 2011, one distributor in the United States, DVM Resources, accounted for 10% of our total worldwide revenues.

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011

North America.  During the six months ended September 30, 2012, total revenues in North America increased by 12%, or $7.4 million, as compared to the same period in fiscal 2012.  The change in total revenues in North America was primarily attributable to the following:

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America (excluding sales to the U.S. government) decreased by 1%, or $84,000, primarily due to a decrease in the sales volume of medical reagent discs resulting from inventory stock adjustments by distributors, partially offset by an increase in the sales volume of Piccolo chemistry analyzers to various distributors.

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs to the U.S. government decreased by 47%, or $951,000, primarily due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs sales in North America increased by 14%, or $4.0 million, primarily due to (a) an increase in the sales volume of VetScan chemistry analyzers due in part to additional sales personnel, (b) an increase in the sales volume of veterinary reagent discs resulting from an expanded installed base of our VetScan chemistry analyzers, and (c) higher average selling prices of VetScan chemistry analyzers and veterinary reagent discs.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 21%, or $1.5 million, primarily due to an increase in the sales volume of hematology instruments to various distributors.

•
Total sales from our VSpro coagulation and specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 7%, or $727,000, primarily due to an increase in the sales volume of VetScan i-STAT analyzers due in part to additional sales personnel and an increase in the sales volume of VetScan rapid tests resulting from an expanded rapid test product line, including our Canine Lyme Rapid Test, introduced in March 2012.

•
Other product and service revenues in North America increased by 68%, or $2.2 million, primarily due to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL, which began operations in the third quarter of fiscal 2012.

Europe.  During the six months ended September 30, 2012, total revenues in Europe increased by 16%, or $1.9 million, as compared to the same period in fiscal 2012.  Revenues from Piccolo chemistry analyzers and medical reagent discs increased by 126%, or $2.6 million, primarily due to (a) sales of Piccolo chemistry analyzers to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company and (b) an increase in the sales of medical reagent discs to various distributors.  The increase in total revenues in Europe was partially offset by a net decrease in revenues of VetScan chemistry analyzers and veterinary reagent disc sales by 11%, or $930,000, primarily due to higher sales of veterinary reagent discs to a distributor in the second quarter of fiscal 2012 due to the timing of inventory purchases.

Asia Pacific and rest of the world.  During the six months ended September 30, 2012, total revenues in Asia Pacific and rest of the world increased by 38%, or $959,000, as compared to the same period in fiscal 2012.  Revenues from veterinary instruments increased by 61%, or $464,000, primarily due to an increase in the sales volume of VetScan chemistry analyzers to various distributors.  Revenues from veterinary consumables increased by 28%, or $407,000, primarily due to an increase in the sales volume of veterinary reagent discs to various distributors.

Significant concentration.  During the six months ended September 30, 2012, one distributor in the United States, Animal Health International, accounted for 13% of our total worldwide revenues.  During the six months ended September 30, 2011, one distributor in the United States, DVM Resources, accounted for 10% of our total worldwide revenues.

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

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for the three months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended
	September 30,				Change
		Percent of		Percent of	Increase/	Percent
	2012	Revenues(1)	2011	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market	$7,874	100%	$7,333	100%	$541	7%
Percentage of total revenues	18%		18%
Veterinary Market	34,939	100%	31,548	100%	3,391	11%
Percentage of total revenues	79%		79%
Other(2)	1,445		1,144		301	26%
Percentage of total revenues	3%		3%
Total revenues	44,258		40,025		4,233	11%
Cost of revenues:
Medical Market	3,311	42%	3,323	45%	(12)	<(1)%
Veterinary Market	16,173	46%	13,017	41%	3,156	24%
Other(2)	1,651		1,664		(13)	(1)%
Total cost of revenues	21,135		18,004		3,131	17%
Gross profit:
Medical Market	4,563	58%	4,010	55%	553	14%
Veterinary Market	18,766	54%	18,531	59%	235	1%
Other(2)	(206)		(520)		314	(60)%
Gross profit	$23,123		$22,021		$1,102	5%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended September 30, 2012, total revenues in the medical market increased by 7% or $541,000, as compared to the same period in fiscal 2012.  Total revenues from Piccolo chemistry analyzers increased by 43%, or $785,000, during the three months ended September 30, 2012, as compared to the same period in fiscal 2012, primarily due to (a) an increase in the sales volume to various distributors in North America and (b) sales to an international medical supplies sourcing and support company in Europe to support a pharmaceutical clinical trial conducted by a biotechnology company.  These increases were partially offset by a decrease in sales to the U.S. government due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.

Total revenues from medical reagent discs decreased by 5%, or $273,000, during the three months ended September 30, 2012, as compared to the same period in fiscal 2012, primarily attributable to (a) a decrease in the sales volume to distributors in North America resulting from inventory stock adjustments and (b) a decrease in sales to the U.S. government due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.  These decreases were partially offset by an increase in the sales volume of medical reagent discs to various distributors in Europe.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 14%, or $553,000, during the three months ended September 30, 2012, as compared to the same period in fiscal 2012.  Gross profit percentages for the medical market segment during the three months ended September 30, 2012 and 2011 were 58% and 55%, respectively.  In absolute dollars and as a percentage, the increase in gross profit for the medical market segment was primarily due to sales of Piccolo chemistry analyzers to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended September 30, 2012, total revenues in the veterinary market increased by 11%, or $3.4 million, as compared to the same period in fiscal 2012.  Total revenues from veterinary instruments increased by 30%, or $2.1 million, during the three months ended September 30, 2012, primarily attributable to (a) higher average selling prices of VetScan chemistry analyzers in North America, (b) an increase in the sales volume of hematology instruments to various distributors in North America, and (c) an increase in the sales volume of VetScan chemistry analyzers to various distributors in Asia Pacific and rest of the world.

Total revenues from consumables in the veterinary market increased by 1%, or $181,000, during the three months ended September 30, 2012, as compared to the same period in fiscal 2012, primarily attributable to (a) higher average selling prices of veterinary reagent discs in North America and (b) an increase in the sales volume of VetScan rapid tests in North America resulting from an expanded rapid test product line, including our Canine Lyme Rapid Test, introduced in March 2012.  These increases were partially offset by a decrease in veterinary reagent disc sales in Europe due to higher sales of veterinary reagent discs to a distributor in the second quarter of fiscal 2012 due to the timing of inventory purchases.

Total revenues from other products and services in the veterinary market increased by 323%, or $1.1 million, primarily attributable to veterinary reference laboratory diagnostic and consulting services provided by AVRL in North America beginning in the third quarter of fiscal 2012.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 1%, or $235,000, during the three months ended September 30, 2012, as compared to the same period in fiscal 2012.  Gross profit percentages for the veterinary market segment during the three months ended September 30, 2012 and 2011 were 54% and 59%, respectively.  In absolute dollars, the increase in gross profit for the veterinary market segment was primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers and VetScan hematology instruments and (b) higher average selling prices of VetScan chemistry analyzers, veterinary reagent discs and hematology reagent kits.  These increases in gross profit were partially offset by (a) a decrease in the sales volume of veterinary reagent discs, (b) an increase in freight costs to ship products, and (c) the cost of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL beginning in the third quarter of fiscal 2012.  As a percentage of total revenues, the decrease in gross profit margin was primarily due to (a) a decrease in the sales volume of veterinary reagent discs, (b) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution, and (c) the cost of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL beginning in the third quarter of fiscal 2012.

Other

Gross profit in our other category increased by $314,000, during the three months ended September 30, 2012, as compared to the same period in fiscal 2012, primarily attributable an increase in revenue from Becton, Dickinson and Company for products using the Orbos Discrete Lyophilization Process, partially offset by costs on materials and overhead allocations on facilities, both related to our instrument repair and support center, which are not allocated to a particular segment.

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for the six months ended September 30, 2012 and 2011 (in thousands, except percentages):

	Six Months Ended September 30,				Change
		Percent of		Percent of	Increase/	Percent
	2012	Revenues(1)	2011	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market	$16,290	100%	$14,489	100%	$1,801	12%
Percentage of total revenues	19%		19%
Veterinary Market	67,434	100%	59,217	100%	8,217	14%
Percentage of total revenues	78%		78%
Other(2)	2,548		2,322		226	10%
Percentage of total revenues	3%		3%
Total revenues	86,272		76,028		10,244	13%
Cost of revenues:
Medical Market	6,686	41%	6,666	46%	20	<1%
Veterinary Market	30,211	45%	25,421	43%	4,790	19%
Other(2)	3,403		2,697		706	26%
Total cost of revenues	40,300		34,784		5,516	16%
Gross profit:
Medical Market	9,604	59%	7,823	54%	1,781	23%
Veterinary Market	37,223	55%	33,796	57%	3,427	10%
Other(2)	(855)		(375)		(480)	128%
Gross profit	$45,972		$41,244		$4,728	11%

(1)	The percentages reported are based on our revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the six months ended September 30, 2012, total revenues in the medical market increased by 12%, or $1.8 million, as compared to the same period in fiscal 2012.  Total revenues from Piccolo chemistry analyzers increased by 58%, or $2.1 million, during the six months ended September 30, 2012, as compared to the same period in fiscal 2012, primarily due to (a) an increase in the sales volume to various distributors in North America and (b) sales to an international medical supplies sourcing and support company in Europe to support a pharmaceutical clinical trial conducted by a biotechnology company.  These increases were partially offset by a decrease in sales to the U.S. government due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.

Total revenues from medical reagent discs decreased by 4%, or $461,000, during the six months ended September 30, 2012, as compared to the same period in fiscal 2012, primarily attributable to (a) a decrease in the sales volume to distributors in North America resulting from inventory stock adjustments and (b) a decrease in sales to the U.S. government due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.  These decreases were partially offset by an increase in the sales volume of medical reagent discs to various distributors in Europe.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 23%, or $1.8 million, during the six months ended September 30, 2012, as compared to the same period in fiscal 2012.  Gross profit percentages for the medical market segment during the six months ended September 30, 2012 and 2011 were 59% and 54%, respectively.  In absolute dollars and as a percentage, the increase in gross profit for the medical market segment was primarily due to sales of Piccolo chemistry analyzers to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company.

Veterinary Market

Revenues for Veterinary Market Segment

During the six months ended September 30, 2012, total revenues in the veterinary market increased by 14%, or $8.2 million, as compared to the same period in fiscal 2012.  Total revenues from veterinary instruments increased by 25%, or $3.1 million, during the six months ended September 30, 2012, primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers and VetScan i-STAT analyzers in North America, both due in part to additional sales personnel, (b) higher average selling prices of VetScan chemistry analyzers in North America, (c) an increase in the sales volume of hematology instruments to various distributors in North America, and (d) an increase in the sales volume of VetScan chemistry analyzers to various distributors in Asia Pacific and rest of the world.

Total revenues from consumables in the veterinary market increased by 7%, or $3.1 million, during the six months ended September 30, 2012, as compared to the same period in fiscal 2012, primarily attributable to (a) an increase in the sales volume of veterinary reagent discs resulting from an expanded installed base of our VetScan chemistry analyzers in North America, (b) higher average selling prices of veterinary reagent discs in North America, (c) an increase in the sales volume of VetScan rapid tests in North America resulting from an expanded rapid test product line, including our Canine Lyme Rapid Test, introduced in March 2012, and (c) an increase in the sales volume of veterinary reagent discs to various distributors in Asia Pacific and rest of the world.  These increases were partially offset by a decrease in veterinary reagent disc sales in Europe due to higher sales of veterinary reagent discs to a distributor in the second quarter of fiscal 2012 due to the timing of inventory purchases.

Total revenues from other products and services in the veterinary market during the six months ended September 30, 2012 increased by 284%, or $2.0 million, primarily attributable to veterinary reference laboratory diagnostic and consulting services provided by AVRL in North America beginning in the third quarter of fiscal 2012.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 10%, or $3.4 million, during the six months ended September 30, 2012, as compared to the same period in fiscal 2012.  Gross profit percentages for the veterinary market segment during the six months ended September 30, 2012 and 2011 were 55% and 57%, respectively.  In absolute dollars, the increase in gross profit for the veterinary market segment was primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers, VetScan hematology instruments, and veterinary reagent discs and (b) higher average selling prices of veterinary reagent discs and hematology reagent kits.  These increases in gross profit were partially offset by (a) an increase in freight costs to ship products and (b) the cost of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL beginning in the third quarter of fiscal 2012.  As a percentage of total revenues, the decrease in gross profit margin was primarily due to (a) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution and (b) the cost of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL beginning in the third quarter of fiscal 2012.

Other

Gross profit in our other category decreased by $480,000, during the six months ended September 30, 2012, as compared to the same period in fiscal 2012, primarily attributable to costs on materials and overhead allocations on facilities, both related to our instrument repair and support center, which were not allocated to a particular segment, partially offset by an increase in revenue from (a) deferred revenue recognized ratably over the life of the maintenance contract and (b) an increase in units of instruments repairs.

Cost of Revenues

The following sets forth our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Cost of revenues	$21,135	$18,004	$3,131	17%	$40,300	$34,784	$5,516	16%
Percentage of total revenues	48%	45%			47%	46%

Cost of revenues includes the cost of material, costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.  Beginning in the third quarter of fiscal 2012, cost of revenues includes cost of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL.

Three and Six Months Ended September 30, 2012 Compared to Three and Six Months Ended September 30, 2011

The increase in cost of revenues, in absolute dollars and as a percentage of revenues, during the three months ended September 30, 2012, as compared to the same period in fiscal 2012, was primarily due to (a) an increase in the sales volume of medical and veterinary instruments, (b) an increase in freight costs to ship products, and (c) costs of services provided by AVRL beginning in the third quarter of fiscal 2012.

The increase in cost of revenues, in absolute dollars and as a percentage of revenues, during the six months ended September 30, 2012, as compared to the same period in fiscal 2012, was primarily due to (a) an increase in the sales volume of medical and veterinary instruments, (b) an increase in the sales volume of veterinary reagent discs, (c) an increase in freight costs to ship products, and (d) costs of services provided by AVRL beginning in the third quarter of fiscal 2012.

Gross Profit

The following sets forth our gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Gross profit	$23,123	$22,021	$1,102	5%	$45,972	$41,244	$4,728	11%
Gross profit percentage	52%	55%			53%	54%

Three and Six Months Ended September 30, 2012 Compared to Three and Six Months Ended September 30, 2011

Gross profit during the three months ended September 30, 2012 increased by 5%, or $1.1 million, as compared to the same period in fiscal 2012, primarily attributable to the following: (a) sales of Piccolo chemistry analyzers to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company, (b) an increase in the sales volume of VetScan chemistry analyzers and VetScan hematology instruments, and (c) higher average selling prices of VetScan chemistry analyzers, veterinary reagent discs and hematology reagent kits.  These increases in gross profit were partially offset by (a) a decrease in the sales volume of veterinary reagent discs, (b) an increase in freight costs to ship products, and (c) the cost of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL beginning in the third quarter of fiscal 2012.  As a percentage of total revenues, the decrease in gross profit margin was primarily due to (a) a decrease in the sales volume of veterinary reagent discs, (b) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution, and (c) the cost of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL beginning in the third quarter of fiscal 2012.

Gross profit during the six months ended September 30, 2012 increased 11%, or $4.7 million, as compared to the same period in fiscal 2012, primarily attributable to the following: (a) sales of Piccolo chemistry analyzers to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company, (b) an increase in sales volume of VetScan chemistry analyzers, VetScan hematology instruments, and veterinary reagent discs, and (c) higher average selling prices of veterinary reagent discs and hematology reagent kits.  These increases in gross profit were partially offset by (a) an increase in freight costs to ship products and (b) the cost of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL beginning in the third quarter of fiscal 2012.  As a percentage of total revenues, the decrease in gross profit was primarily due to (a) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution and (b) the cost of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL beginning in the third quarter of fiscal 2012.

Research and Development

The following sets forth our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Research and development expenses	$3,581	$3,008	$573	19%	$6,546	$6,462	$84	1%
Percentage of total revenues	8%	8%			8%	8%

Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products and expenses related to regulatory and quality assurance.  Research and development expenses are primarily based on the project activities planned and the level of spending depends on budgeted expenditures.

Three and Six Months Ended September 30, 2012 Compared to Three and Six Months Ended September 30, 2011

The increase in research and development expenses, in absolute dollars, during the three and six months ended September 30, 2012 as compared to the same period in fiscal 2012, was primarily attributable to new product development and enhancement of existing products in both the medical and veterinary markets.  Share-based compensation expense included in research and development expenses during the three months ended September 30, 2012 and 2011 was $254,000 and $203,000, respectively, and during the six months ended September 30, 2012 and 2011 was $554,000 and $415,000, respectively.

We anticipate research and development expenses for fiscal 2013 to remain consistent as a percentage of total revenues, as we develop new products for both the medical and veterinary markets.  There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful or cost effective.

Sales and Marketing

The following sets forth our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Sales and marketing expenses	$11,505	$9,335	$2,170	23%	$23,274	$18,487	$4,787	26%
Percentage of total revenues	26%	23%			27%	24%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, services related to customer and technical support and costs associated with advertising and marketing of AVRL.

Three and Six Months Ended September 30, 2012 Compared to Three and Six Months Ended September 30, 2011

The increase in sales and marketing expenses, in absolute dollars, during the three and six months ended September 30, 2012 as compared to the same period in fiscal 2012, was primarily due to increased costs related to headcount and promotional and marketing spending to support AVRL and the ongoing growth of our veterinary business in North America.  AVRL began providing services starting in the third quarter of fiscal 2012.  Share-based compensation expense included in sales and marketing expenses during the three months ended September 30, 2012 and 2011 was $584,000 and $429,000, respectively, and during the six months ended September 30, 2012 and 2011 was $1.3 million and $927,000, respectively.

General and Administrative

The following sets forth our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
General and administrative expenses	$4,621	$4,495	$126	3%	$7,943	$7,914	$29	<1%
Percentage of total revenues	10%	11%			9%	10%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

Three and Six Months Ended September 30, 2012 Compared to Three and Six Months Ended September 30, 2011

General and administrative expenses, in absolute dollars, during the three months ended September 30, 2012, as compared to the same period in fiscal 2012, were impacted by (a) an increase of $980,000 in legal expenses primarily related to pursuing a patent infringement case and (b) higher personnel-related costs based on achievement of qualifiers in our bonus plan.  The increase in general and administrative expenses was partially offset by a decrease of $1.1 million related to start-up costs incurred to develop AVRL during the three months ended September 30, 2011.  Share-based compensation expense included in general and administrative expenses during the three months ended September 30, 2012 and 2011 was $649,000 and $614,000, respectively.

General and administrative expenses, in absolute dollars, during the six months ended September 30, 2012, as compared to the same period in fiscal 2012, were impacted by (a) an increase of $1.0 million in legal expenses primarily related to pursuing a patent infringement case and (b) higher personnel-related costs based on achievement of qualifiers in our bonus plan and an increase in share-based compensation expense because forfeiture estimates were adjusted to reflect actual forfeitures when an award vested in the first quarter of fiscal 2013.  The increase in general and administrative expenses was partially offset by a decrease of $1.6 million related to start-up costs incurred to develop AVRL during the six months ended September 30, 2011.  Share-based compensation expense included in general and administrative expenses during the six months ended September 30, 2012 and 2011 was $1.2 million and $829,000, respectively.

Gain from Legal Settlement

On September 24, 2012 we resolved our patent infringement litigation with Cepheid.  As part of the settlement, the parties agreed to terminate all pending and future claims connected with the litigation in exchange for a one-time payment by Cepheid of $17.3 million, which we recognized as an offset to operating expenses during the second quarter of fiscal 2013.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net, for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		Change	September 30,		Change
			Increase/			Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
Interest and other income (expense), net	$255	$56	$199	$25	$350	$(325)

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of an unconsolidated affiliate.

Three and Six Months Ended September 30, 2012 Compared to Three and Six Months Ended September 30, 2011

The increase in interest and other income (expense), net, during the three months ended September 30, 2012, as compared to the same period in fiscal 2012, was primarily attributable to net favorable foreign currency exchange rates during the second quarter of fiscal 2013, partially offset by grant income awarded to set up AVRL during the second quarter of fiscal 2012.

The decrease in interest and other income (expense), net, during the six months ended September 30, 2011, as compared to the same period in fiscal 2012, was primarily attributable to net unfavorable foreign currency exchange rates during the first quarter of fiscal 2013 and grant income awarded to set up AVRL during the second quarter of fiscal 2012.

Income Tax Provision

The following sets forth our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Income tax provision	$8,012	$1,918	$9,711	$3,196
Effective tax rate	38%	37%	38%	37%

Three and Six Months Ended September 30, 2012 Compared to Three and Six Months Ended September 30, 2011

During the three months ended September 30, 2012 and 2011, our income tax provision was $8.0 million, based on an effective tax rate of 38%, and $1.9 million, based on an effective tax rate of 37%, respectively.  During the six months ended September 30, 2012 and 2011, our income tax provision was $9.7 million, based on an effective tax rate of 38%, and $3.2 million, based on an effective tax rate of 37%, respectively.  The effective tax rates during the three and six months ended September 30, 2012, as compared to the three and six months ended September 30, 2011, increased primarily due to a discrete tax expense of approximately $6.7 million due to a gain from our legal settlement with Cepheid during the second quarter of fiscal 2013.  During the three and six months ended September 30, 2012, our effective tax rates were impacted by the expiration of the federal research and development tax credit, partially offset by increased federal domestic production tax benefits, as compared to the three and six months ended September 30, 2011.

We did not have any unrecognized tax benefits as of September 30, 2012 and March 31, 2012.  During the three and six months ended September 30, 2012 and 2011, we did not recognize any interest or penalties related to unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at September 30, 2012 and March 31, 2012 (in thousands, except percentages):

	September 30,	March 31,
	2012	2012
Cash and cash equivalents	$54,109	$45,843
Short-term investments	24,764	21,689
Long-term investments	21,718	23,442
Total cash, cash equivalents and investments	$100,591	$90,974
Percentage of total assets	48%	50%

At September 30, 2012, we had net working capital of $130.5 million compared to $110.0 million at March 31, 2012.

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities for the six months ended September 30, 2012 and 2011 were as follows (in thousands):

	Six Months Ended
	September 30,
	2012	2011
Net cash provided by operating activities	$13,375	$12,678
Net cash (used in) provided by investing activities	(4,706)	10,190
Net cash used in financing activities	(89)	(28,284)
Effect of exchange rate changes on cash and cash equivalents	(314)	(61)
Net increase (decrease) in cash and cash equivalents	$8,266	$(5,477)

Cash and cash equivalents at September 30, 2012 were $54.1 million compared to $45.8 million at March 31, 2012.  The increase in cash and cash equivalents during the six months ended September 30, 2012 was primarily due to net cash provided by operating activities of $13.4 million and proceeds from maturities and redemptions of investments of $12.2 million.  The increase was partially offset by purchases of investments of $14.0 million, purchases of property and equipment of $2.9 million and payments made for tax withholdings related to net share settlements of restricted stock units of $1.5 million during the six months ended September 30, 2012.

Cash Flows from Operating Activities

During the six months ended September 30, 2012, we generated $13.4 million in cash from operating activities, compared to $12.7 million during the six months ended September 30, 2011.  The cash provided by operating activities during the six months ended September 30, 2012 was primarily the result of net income of $15.8 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $2.9 million and share-based compensation expense of $3.5 million, partially offset by a decrease of $1.1 million related to excess tax benefits from share-based awards.

Other changes in operating activities during the six months ended September 30, 2012 were as follows:

(i) Receivables, net increased by $17.7 million, from $30.7 million at March 31, 2012 to $48.4 million as of September 30, 2012, primarily due to a one-time payment of $17.3 million from Cepheid as part of our settlement related to a patent infringement litigation.

(ii) Inventories increased by $2.5 million, from $19.6 million at March 31, 2012 to $22.1 million as of September 30, 2012, primarily due to an increase in raw materials and finished goods to support future demand.

(iii) Prepaid expenses and other current assets decreased by $3.3 million, from $5.4 million at March 31, 2012 to $2.1 million as of September 30, 2012, primarily attributable to (a) a decrease in our prepayment to Diatron MI PLC due to the timing of purchases of hematology instruments and reagents and (b) a decrease in prepaid taxes due to a gain from our legal settlement with Cepheid and timing of estimated income tax payments.

(iv) Accounts payable increased by $1.8 million, from $6.4 million at March 31, 2012 to $8.2 million as of September 30, 2012, primarily due to the timing and payment of services and inventory purchases.

(v) Accrued payroll and related expenses increased by $1.8 million, from $6.3 million at March 31, 2012 to $8.1 million as of September 30, 2012, primarily due to higher accrued bonus based on achievement of qualifiers in our bonus plan during the second quarter of fiscal 2013.

(vi) Accrued taxes increased by $3.2 million, from $266,000 at March 31, 2012 to $3.5 million as of September 30, 2012, primarily due to a gain from our legal settlement with Cepheid and the timing of estimated income tax payments.

(vii) Other accrued liabilities increased by $1.1 million, from $2.0 million at March 31, 2012 to $3.1 million as of September 30, 2012, primarily due to the timing and payment of services.

(viii) Total deferred revenue increased by $585,000, resulting from an increase in the current portion of deferred revenue of $68,000, from $1.2 million at March 31, 2012 to $1.3 million as of September 30, 2012, and an increase in the non-current portion of deferred revenue of $517,000 from $2.4 million at March 31, 2012 to $2.9 million as of September 30, 2012.  The increase in deferred revenue balances is due to (a) an increase in maintenance contracts offered to customers from time to time in the form of free services in connection with the sale of our products and (b) selling arrangements offered from time to time in the veterinary market that include multiple deliverables, such as instruments, consumables and service agreements associated with our veterinary reference laboratory.  The net increase in deferred revenue was partially offset by deferred revenue recognized ratably over the life of the maintenance contract.

(ix) Total warranty reserves decreased by $366,000, resulting from a decrease in the current portion of warranty reserves of $202,000, from $1.2 million at March 31, 2012 to $1.0 million as of September 30, 2012, and a decrease in the non-current portion of warranty reserves of $164,000, from $601,000 at March 31, 2012 to $437,000 as of September 30, 2012.  During the six months ended September 30, 2012, we recorded an adjustment to pre-existing warranties of $290,000, which reduced our warranty reserves and our cost of revenues, based on both historical and projected product performance rates of instruments.  Our warranty reserves is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs.  Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary.  If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

We anticipate that we will incur incremental additional costs to support our future operations, including further additional pre-clinical testing and clinical trials for our current and future products; research and design costs related to the continuing development of our current and future products; acquisition of capital equipment for our manufacturing facility and costs to operate AVRL.  Furthermore, during the six months ended September 30, 2012, we incurred legal costs related to a patent infringement lawsuit against Cepheid.  In the future, we may continue to incur additional legal costs.

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended September 30, 2012 totaled $4.7 million, compared to net cash provided by investing activities of $10.2 million during the six months ended September 30, 2011.  Changes in investing activities were as follows:

Investments.  Cash used to purchase investments in certificates of deposits, corporate bonds and municipal bonds totaled $14.0 million during the six months ended September 30, 2012.  Cash provided by proceeds from maturities and redemptions of investments in certificates of deposits, corporate bonds and municipal bonds totaled $12.2 million during the six months ended September 30, 2012.

Property and Equipment.  Cash used to purchase property and equipment totaled $2.9 million during the six months ended September 30, 2012, primarily to support increased capacity requirements in our production line and AVRL operations.  We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended September 30, 2012 totaled $89,000, compared to net cash used in financing activities of $28.3 million during the six months ended September 30, 2011.  The changes during the six months ended September 30, 2012 were primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $1.5 million, partially offset by proceeds from the exercise of stock options of $261,000 and excess tax benefits from share-based awards of $1.1 million. Additionally, during the six months ended September 30, 2012, we did not purchase any shares pursuant to our share repurchase program described below in the fiscal 2012 period.

Share Repurchase Program

In August 2011, our Board of Directors authorized the repurchase of up to an aggregate of $40.0 million of our common stock.  In January 2012, the Board of Directors approved a $15.0 million increase to the Company’s existing share repurchase program, to a total of $55.0 million.  Since the share repurchase program began, through September 30, 2012, we have repurchased 1.2 million shares of our common stock at a total cost of $27.3 million.  As of September 30, 2012, $27.7 million of our common stock may yet be purchased under such authorization.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.  Repurchased shares are retired.  During the three and six months ended September 30, 2012, we did not repurchase any of our common stock.

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

Contractual Obligations

Purchase Commitments.  In October 2008, we entered into an original equipment manufacturing (“OEM”) agreement with SMB of Denmark to purchase coagulation and specialty analyzers and related cartridges.  Effective January 2011, we amended and restated our OEM agreement, including the terms of our minimum purchase commitments.  Under the amended agreement, we committed to purchase a minimum number of coagulation and specialty analyzers and related cartridges on an annual basis during each calendar year 2011 through 2015.  Our purchase obligations in the future may be adjusted if our minimum purchase commitments are not met during a calendar year period.  At September 30, 2012, our total remaining outstanding commitment due is approximately $10.2 million.

In December 2011, we executed a term sheet to enter into a development and supply equipment agreement with Diatron MI PLC (“Diatron”) of Hungary to purchase Diatron hematology instruments.  Effective July 2012, we entered into a development and supply agreement with Diatron and under the agreement terms, we committed to purchase a minimum number of hematology instruments on an annual basis through fiscal year 2015.  At September 30, 2012, our total remaining outstanding commitment due is approximately $8.8 million.  Furthermore, at September 30, 2012, we prepaid $402,000 to Diatron for future purchases of hematology instruments and reagents, which was recorded in prepaid expenses and other currents assets on the consolidated balance sheet.  The commitment amount is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end.  Because the exchange rate will fluctuate in the future, the dollar amount of the purchase commitment in dollars will change accordingly.

Notes Payable.  We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan was effective January 2011, bears interest at 5.0% and is payable quarterly.  As of September 30, 2012, our short-term and long-term notes payable balances were $100,000 and $733,000, respectively, and we recorded the short-term balance in other accrued liabilities on the consolidated balance sheets.  The entire outstanding balance of the note shall be payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of September 30, 2012.

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

Contingencies

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid.  On September 24, 2012, the parties agreed to terminate all pending and future claims connected with the litigation in exchange for a one-time payment by Cepheid of $17.3 million, which we recorded in receivables and recognized as an offset to operating expenses during the second quarter of fiscal 2013.

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of our directors in the United States District Court for the Northern District of California alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units.  The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees.  In addition, the plaintiff sought, and on October 23, 2012 the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made.  The Company filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan.  We believe the claims raised by the plaintiff are without merit and intend to contest them vigorously.

We are involved from time to time in various litigation matters in the normal course of business.  There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933.  In addition, we identified no variable interests in any variable interest entities.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments.  Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk.  At September 30, 2012, our short-term and long-term investments totaled $24.8 million and $21.7 million, respectively, consisting of investments in certificates of deposits, corporate bonds and municipal bonds.

As of September 30, 2012, we had $38.4 million in investments classified as held-to-maturity and carried at amortized cost.  We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at September 30, 2012 until maturity and therefore, we believe we have no material exposure to interest rate risk.  As of September 30, 2012, our investments classified as available-for-sale totaled $8.1 million, which we recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of any tax effects, in stockholders’ equity.  A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at September 30, 2012 indicated that such market movement would not have a material effect on our business, operating results or financial condition.  We have not experienced any significant loss on our investment portfolio during fiscal 2012 or during the six months ended September 30, 2012.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments.  In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Accounting Standards Codification 815, “Derivatives and Hedging.”

Investment in a Privately Held Company

In February 2011, we purchased a 15% equity ownership interest in SMB, a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of our VetScan VSpro point-of-care coagulation and specialty analyzer since 2008.  The investment is recorded in “Investment in Unconsolidated Affiliate” in our consolidated balance sheets and we use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence.  As of September 30, 2012, the total carrying amount of our investment in SMB was $2.6 million.  The investment is inherently risky and we could lose our entire investment in this company.  To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

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

Other than the foregoing, there have been no material changes in our market risk during the three months ended September 30, 2012 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated that the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2012.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In our conclusion that our disclosure controls and procedures and our internal control over financial reporting were effective as of September 30, 2012, management considered, among other things, the following:

In June 2012, Mr. Achim Henkel, an executive officer, took a loan from our German subsidiary of approximately $200,000, bearing annual interest at 2.3% and payable by December 2012.  The loan was documented and recorded in our financial records and Mr. Henkel consulted our German accountants regarding the propriety of the loan, but failed to seek the approval of the Company’s Audit Committee in accordance with our policy of requiring advance Audit Committee review and approval of related-party transactions and did not inform our Chief Executive Officer or Chief Financial Officer.  The loan constituted an apparent violation of U.S. law prohibiting loans by publicly-traded issuers to its executive officers.  Our Company’s Chief Executive Officer and Chief Financial Officer became aware of the loan in August 2012, promptly investigated the matter, caused Mr. Henkel to repay the loan and brought the matter to the attention of the Audit Committee.  The Audit Committee reviewed the transaction and reviewed and approved actions taken by management in response, including efforts to re-educate all of its executive officers regarding the requirements of our related-party transactions policy and our internal controls on payments to our officers and directors.  In addition, we have adopted an expanded written policy regarding the approval of related-party transactions.

In connection with the preparation of the proxy statement for our 2012 annual meeting of shareholders, we determined that we had issued more shares in settlement of restricted stock units than were permitted under a 500,000-share limit on the issuance of shares upon settlement of restricted stock units and other full-value awards set forth in our 2005 Equity Incentive Plan.  As of September 30, 2012, we had issued 370,179 more shares of Common Stock upon settlement of restricted stock units than were then permitted under the 2005 Equity Incentive Plan.  We inadvertently exceeded the full value award limit because we believed that such limit applied to each 500,000-share increase to the overall share reserve increase approved by shareholders in 2005, 2008 and 2010.  We have not issued restricted stock units and other equity awards or shares issuable upon exercise or settlement thereof in excess of the overall share reserve for the 2005 Equity Incentive Plan approved by shareholders.  On November 8, 2012, our shareholders approved an amendment to our 2005 Equity Incentive Plan that, among other things, removed the full-value award limit.

Changes in Internal Control over Financial Reporting

Other than as described in “Evaluation of Disclosure Controls and Procedures” above, there were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

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

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid.  On September 24, 2012, the parties agreed to terminate all pending and future claims connected with the litigation in exchange for a one-time payment by Cepheid of $17.3 million, which we recorded in receivables and recognized as an offset to operating expenses during the second quarter of fiscal 2013.

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of our directors in the United States District Court for the Northern District of California (Case No. C-12-5086 (YGR)), alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units.  The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees.  In addition, the plaintiff sought, and on October 23, 2012 the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made.  The Company filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan. We believe the claims raised by the plaintiff are without merit and intend to contest them vigorously.

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

•	i-STAT Analyzers and Cartridges: Our VetScan i-STAT 1 analyzers and cartridges are manufactured by Abbott in North America and are purchased by us as completed products.

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

As of September 30, 2012, 57 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 33 patents have been issued and 18 patents are currently active.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

Beginning in January 2013, pursuant to our Abbott Agreement, Abbott will have the exclusive right to sell and distribute in the United States and China (including Hong Kong) our Piccolo Xpress chemistry analyzer and associated consumables in the professionally-attended human healthcare market in this territory, excluding sales and distribution to Catapult Health LLC and specified customer segments, including pharmacy and retail store clinics, shopping malls and contract research organizations (CROs) and cruise ship lines.  As a result of the Abbott Agreement, we will cease to have control over the marketing and selling of our products into most of the U.S. and China medical market effective January 2013.  The success of our medical business in these markets will be dependent on the efforts of Abbott and, should these efforts be unsuccessful, our business, financial condition and results of operations are likely to be adversely affected.  In addition, as a result of this agreement, we expect to be substantially reducing the size of our United States medical sales force.  The initial term of the Abbott Agreement ends on December 31, 2017, and after the initial term, the agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date.  In the event the agreement is terminated, we would be required to invest and re-establish presence and sales capabilities in markets that were served by Abbott and/or identify one or more suitable replacement distribution partner(s), which would require significant time and effort.  We could not be assured of replacing the capabilities of Abbott in those markets.  New sales personnel and distribution partners take time to train and gain full productivity with customers, and if we are unable to accomplish this successfully, our business, financial condition and results of operations could be adversely affected.  Should we fail to effectively develop our sales, marketing and distribution efforts and navigate regulatory challenges, our growth will be limited and our results of operations will be adversely affected.

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

In the United States medical market, we depend on a few distributors for our Piccolo products.  We entered into formal distribution agreements with the following distributors to sell and market Piccolo chemistry analyzers and medical reagent discs:  Henry Schein’s Medical Group, McKesson Medical-Surgical Inc. and PSS World Medical, Inc.  We depend on these distributors to assist us in promoting market acceptance of our Piccolo chemistry analyzers.  The loss of any of these distributors would have a material negative impact on our operating results and financial condition.  Beginning in January 2013, pursuant to an agreement with Abbott Point of Care Inc., Abbott will have the exclusive right to sell and distribute in the United States and China (including Hong Kong) our Piccolo Xpress chemistry analyzer and associated consumables in the professionally-attended human healthcare market in this territory, excluding sales and distribution to Catapult Health LLC and specified customer segments, including pharmacy and retail store clinics, shopping malls and contract research organizations (CROs) and cruise ship lines.  As a result of the Abbott Agreement, we will cease to have control over the marketing and selling of our products into most of the U.S. and China medical market effective January 2013.

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

We rely on collaborative relationships with other companies for revenues resulting from royalties payable by these third parties in connection with technologies that they license from us.  If third parties fail to perform under license agreement or generate royalties to the level of our expectations, our operating results may be harmed.  In addition, reliance on collaborative relationships poses a number of risks, including the following risks:

•	we may not be able to control the amount and timing of resources that our collaborators may devote to products from which we derive royalties;

•	disputes may arise with respect to the ownership of rights to technology developed with our partners, such as our recently-settled litigation with Cepheid;

•	disagreements with our partners could cause delays in, or termination of, the research, development or commercialization of products or result in litigation or arbitration;

•	contracts with our partners may fail to provide significant protection or may fail to be effectively enforced if one of these partners fails to perform;

•	should a partner fail to develop or commercialize products based on technologies we may license, we may not receive any future payments or any royalties for the technologies or products;

•	collaborative arrangements are often terminated or allowed to expire, such as our former license with Cepheid, which would adversely impact our royalty revenues; and

•	our corporate partners may be unable to pay us, particularly in light of current economic conditions.

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

As of September 30, 2012, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 26 reagent tests that we have on 15 reagent discs.  We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures.  These new test products are crucial for our continued success in the human medical market.  If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States until we provide additional information to the FDA and gain premarket clearance.  The inability to market a new product during this time could harm our future sales.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future.  During the quarter ended September 30, 2012, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $35.00 to $39.81 per share and the closing sale price on September 28, 2012, the last day of trading for our quarter ended September 30, 2012, was $35.92 per share.  During the last eight fiscal quarters ended September 30, 2012, our stock price closed at a high of $39.81 per share on July 18, 2012 and a low of $19.99 per share on August 8, 2011.  Many factors may affect the market price of our common stock, including:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We did not repurchase any equity securities during the period covered by this report.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description of Document

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

4.2	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4.

10.1*	Confidential Settlement Agreement by and between Abaxis, Inc. and Cepheid, dated September 24, 2012

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

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

*	Confidential treatment has been requested from the Securities and Exchange Commission for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.
(Registrant)

Date: November 9, 2012	BY:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2012	BY:	/s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)