Form 10-Q
period 2012-12-31
ABAXIS INC
filed 2013-02-11
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2012

or

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

Yes ☐                                No ☒

As of February 6, 2013, there were 22,102,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q

For the Quarter Ended December 31, 2012

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	December 31,	March 31,
	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$47,427	$45,843
Short-term investments	22,644	21,689
Receivables (net of allowances of $225 at December 31, 2012 and $283 at March 31, 2012)	36,094	30,694
Inventories	25,069	19,597
Prepaid expenses and other current assets	7,067	5,423
Net deferred tax assets, current	4,356	4,151
Total current assets	142,657	127,397
Long-term investments	21,712	23,442
Investment in unconsolidated affiliate	2,613	2,626
Property and equipment, net	25,512	24,296
Intangible assets, net	3,515	3,990
Other assets	97	85
Total assets	$196,106	$181,836

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,536	$6,381
Accrued payroll and related expenses	8,380	6,336
Accrued taxes	229	266
Other accrued liabilities	2,314	1,991
Deferred revenue	1,388	1,212
Warranty reserve	993	1,245
Total current liabilities	24,840	17,431
Non-current liabilities:
Deferred rent	712	641
Net deferred tax liabilities	159	199
Deferred revenue	3,517	2,396
Warranty reserve	473	601
Notes payable, less current portion	707	783
Total non-current liabilities	5,568	4,620
Total liabilities	30,408	22,051
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,023,000 and 21,699,000 shares issued and outstanding at December 31, 2012 and at March 31, 2012, respectively	117,217	110,063
Retained earnings	48,435	49,697
Accumulated other comprehensive income	46	25
Total shareholders' equity	165,698	159,785
Total liabilities and shareholders' equity	$196,106	$181,836

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues	$49,802	$37,850	$136,074	$113,878
Cost of revenues	23,726	17,372	64,026	52,156
Gross profit	26,076	20,478	72,048	61,722
Operating expenses:
Research and development	3,802	2,634	10,348	9,096
Sales and marketing	12,373	9,927	35,647	28,414
General and administrative	2,210	3,280	10,153	11,194
Gain from legal settlement	-	-	(17,250)	-
Total operating expenses	18,385	15,841	38,898	48,704
Income from operations	7,691	4,637	33,150	13,018
Interest and other income (expense), net	293	(91)	318	259
Income before income tax provision	7,984	4,546	33,468	13,277
Income tax provision	2,996	1,696	12,707	4,892
Net income	$4,988	$2,850	$20,761	$8,385
Net income per share:
Basic net income per share	$0.23	$0.13	$0.95	$0.38
Diluted net income per share	$0.22	$0.13	$0.93	$0.37
Cash dividends declared per share	$1.00	$-	$1.00	$-
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	21,968,000	21,672,000	21,902,000	22,213,000
Weighted average common shares outstanding - diluted	22,341,000	21,990,000	22,316,000	22,579,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income	$4,988	$2,850	$20,761	$8,385
Other comprehensive income:
Net change in unrealized gain (loss) on investments	(2)	(17)	36	(17)
Provision (benefit) for income taxes related to items of other comprehensive income	(1)	(3)	15	(3)
Other comprehensive income (loss), net of tax	(1)	(14)	21	(14)
Comprehensive income	$4,987	$2,836	$20,782	$8,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	Decmeber 31,
	2012	2011
Cash flows from operating activities:
Net income	$20,761	$8,385
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,448	3,725
Investment premium amortization, net	638	754
Net loss on disposals of property and equipment	19	10
Net loss on foreign exchange translation	174	402
Share-based compensation expense	5,290	4,194
Excess tax benefits from share-based awards	(1,826)	(717)
Provision for deferred income taxes	(253)	157
Equity in net loss of unconsolidated affiliate	13	101
Changes in assets and liabilities:
Receivables, net	(5,368)	1,703
Inventories	(6,321)	(1,100)
Prepaid expenses and other current assets	(330)	(1,142)
Other assets	(13)	21
Accounts payable	5,156	108
Accrued payroll and related expenses	2,046	(380)
Accrued taxes	393	(559)
Other accrued liabilities	323	380
Deferred rent	71	181
Deferred revenue	1,297	733
Warranty reserve	(380)	383
Net cash provided by operating activities	26,138	17,339
Cash flows from investing activities:
Purchases of available-for-sale investments	-	(8,268)
Purchases of held-to-maturity investments	(18,337)	(18,174)
Proceeds from maturities and redemptions of held-to-maturity investments	18,261	35,337
Proceeds from maturities and redemptions of available-for-sale investments	249	-
Purchases of property and equipment	(4,334)	(5,960)
Proceeds from disposal of property and equipment	4	-
Net cash (used in) provided by investing activities	(4,157)	2,935
Cash flows from financing activities:
Proceeds from notes payable from municipal agency	-	147
Proceeds from the exercise of stock options	1,593	576
Tax withholdings related to net share settlements of restricted stock units	(1,584)	(2,172)
Excess tax benefits from share-based awards	1,826	717
Repurchases of common stock	-	(27,328)
Dividends paid	(22,023)	-
Net cash used in financing activities	(20,188)	(28,060)
Effect of exchange rate changes on cash and cash equivalents	(209)	(317)
Net increase (decrease) in cash and cash equivalents	1,584	(8,103)
Cash and cash equivalents at beginning of period	45,843	43,471
Cash and cash equivalents at end of period	$47,427	$35,368
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$12,206	$4,809
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$21	$(14)
Transfers of equipment between inventory and property and equipment, net	$878	$1,130
Net change in capitalized share-based compensation	$29	$68
Common stock withheld for employee taxes in connection with share-based compensation	$1,584	$2,172
Repayment of notes payable by credits from municipal agency	$76	$70
Warrants issued for intangible assets	$-	$388

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

Basis of Presentation.  We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods.  The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the three and nine month periods ended December 31, 2012 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2013 or for any interim or future period.

These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Reclassifications.  Certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentation, primarily related to segment categories (Note 14. Segment Reporting Information).  These reclassifications did not result in any change in previously reported net income, total assets or shareholders’ equity.

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

Disclosures about Offsetting Assets and Liabilities:  In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-11, “Disclosures about Offsetting Assets and Liabilities,” (Topic 210) - Balance Sheet (ASU 2011-11), to enhance disclosure requirements relating to the offsetting of assets and liabilities on an entity's balance sheet.  The update requires enhanced disclosures regarding assets and liabilities that are presented net or gross in the statement of financial position when the right of offset exists, or that are subject to an enforceable master netting arrangement.  The new disclosure requirements relating to this update are retrospective and effective for the Company beginning on April 1, 2013.  The update only requires additional disclosures, as such, we do not expect the adoption of this accounting pronouncement to have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 3.	INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity.  The following table summarizes available-for-sale and held-to-maturity investments as of December 31, 2012 and March 31, 2012 (in thousands):

	Available-for-Sale Investments
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2012	Cost	Gain	(Loss)	Value
Certificates of deposits	$996	$6	$-	$1,002
Corporate bonds	6,033	71	-	6,104
Municipal bonds	531	1	-	532
Total available-for-sale investments	$7,560	$78	$-	$7,638

	Held-to-Maturity Investments
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2012	Cost	Gain	(Loss)	Value
Certificates of deposits	$3,590	$1	$(1)	$3,590
Corporate bonds	19,953	172	(2)	20,123
Municipal bonds	13,175	38	(20)	13,193
Total held-to-maturity investments	$36,718	$211	$(23)	$36,906

	Available-for-Sale Investments
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gain	(Loss)	Value
Certificates of deposits	$1,245	$2	$-	$1,247
Corporate bonds	6,047	38	-	6,085
Municipal bonds	961	1	-	962
Total available-for-sale investments	$8,253	$41	$-	$8,294

	Held-to-Maturity Investments
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
March 31, 2012	Cost	Gain	(Loss)	Value
Certificates of deposits	$844	$-	$-	$844
Corporate bonds	23,072	131	(31)	23,172
Municipal bonds	12,921	71	(1)	12,991
Total held-to-maturity investments	$36,837	$202	$(32)	$37,007

The amortized cost of our held-to-maturity investments approximates their fair value.  As of December 31, 2012 and March 31, 2012, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale.  As of December 31, 2012 and March 31, 2012, we had unrealized gains on available-for-sale investments, net of related income taxes of $46,000 and $25,000, respectively.  Redemptions of investments in accordance with callable provisions during the three months ended December 31, 2012 and 2011 were $0 and $250,000, respectively, and during the nine months ended December 31, 2012 and 2011 were $717,000 and $13.3 million, respectively.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of December 31, 2012 and March 31, 2012 (in thousands):

	December 31, 2012		December 31, 2012
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,029	$1,032	$21,612	$21,669
Due in 1 to 4 years	6,531	6,606	15,106	15,237
Total investments	$7,560	$7,638	$36,718	$36,906

	March 31, 2012		March 31, 2012
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$670	$670	$21,019	$21,062
Due in 1 to 4 years	7,583	7,624	15,818	15,945
Total investments	$8,253	$8,294	$36,837	$37,007

NOTE 4.	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of December 31, 2012 and March 31, 2012 (in thousands):

	As of December 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$8,342	$-	$-	$8,342
Available-for-sale investments:
Certificates of deposits	-	1,002	-	1,002
Corporate bonds	-	6,104	-	6,104
Municipal bonds	-	532	-	532
Total assets at fair value	$8,342	$7,638	$-	$15,980

	As of March 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$6,996	$-	$-	$6,996
Available-for-sale investments:
Certificates of deposits	-	1,247	-	1,247
Corporate bonds	-	6,085	-	6,085
Municipal bonds	-	962	-	962
Total assets at fair value	$6,996	$8,294	$-	$15,290

As of December 31, 2012 and March 31, 2012, our Level 1 financial assets are comprised of money market mutual funds.  Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash.  The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.  As of December 31, 2012 and March 31, 2012, we did not have any Level 1 financial liabilities.

As of December 31, 2012 and March 31, 2012, our Level 2 financial assets are comprised of certificates of deposits, corporate bonds and municipal bonds.  We review trading activity and pricing for these investments as of the measurement date.  When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers.  These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.  This approach results in the classification of these securities as Level 2 of the fair value hierarchy.  As of December 31, 2012 and March 31, 2012, we did not have any Level 2 financial liabilities.

As of December 31, 2012 and March 31, 2012, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.  During the three and nine months ended December 31, 2012 and 2011, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

NOTE 5.	INVENTORIES

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market.  Components of inventories were as follows (in thousands):

	December 31,	March 31,
	2012	2012
Raw materials	$12,729	$9,046
Work-in-process	3,501	3,369
Finished goods	8,839	7,182
Inventories	$25,069	$19,597

NOTE 6.	INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate consists of an investment in equity securities of Scandinavian Micro Biodevices APS (“SMB”).  In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash.  SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008.  Abaxis has had exclusive distribution rights for the analyzer and associated cartridges in North America since 2008.  Starting January 2011, Abaxis has non-exclusive rights in other areas of the world.  We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations.  Our allocated portions of SMB’s net income (loss) during the three months ended December 31, 2012 and 2011 were $21,000 and $(29,000), respectively, and during the nine months ended December 31, 2012 and 2011 were $(13,000) and $(101,000), respectively.

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

During the nine months ended December 31, 2012, we recorded an adjustment to pre-existing warranties of $290,000, which reduced our warranty reserves and our cost of revenues, based on both historical and projected product performance rates of instruments.  Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary.  If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

Reagent Discs.  We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated.  The warranty cost includes the replacement costs and freight of a defective reagent disc.  The balance of accrued warranty reserve related to replacement of defective reagent discs at December 31, 2012 and March 31, 2012 was $570,000 and $564,000, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs.  However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three and nine months ended December 31, 2012 and 2011 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Balance at beginning of period	$1,480	$1,436	$1,846	$1,222
Provision for warranty expense	337	500	998	1,113
Warranty costs incurred	(351)	(331)	(1,088)	(987)
Adjustment to pre-existing warranties	-	-	(290)	257
Balance at end of period	1,466	1,605	1,466	1,605
Non-current portion of warranty reserve	473	482	473	482
Current portion of warranty reserve	$993	$1,123	$993	$1,123

NOTE 8.	BORROWINGS

Notes Payable.  We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan was effective January 2011, bears interest at 5.0% and is payable quarterly.  As of December 31, 2012, our short-term and long-term notes payable balances were $100,000 and $707,000, respectively, and we recorded the short-term balance in other accrued liabilities on the consolidated balance sheets.  The entire outstanding balance of the note shall be payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of December 31, 2012.

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

Purchase Commitments.  In October 2008, we entered into an original equipment manufacturing (“OEM”) agreement with SMB of Denmark to purchase VSpro specialty analyzers and related cartridges.  Effective January 2011, we amended and restated our OEM agreement, including the terms of our minimum purchase commitments.  Under the amended agreement, we committed to purchase a minimum number of VSpro specialty analyzers and related cartridges on an annual basis during each calendar year 2011 through 2015.  Our purchase obligations in the future may be adjusted if our minimum purchase commitments are not met during a calendar year period.  At December 31, 2012, our total remaining outstanding commitment due is approximately $9.4 million.

In December 2011, we executed a term sheet to enter into a development and supply equipment agreement with Diatron MI PLC (“Diatron”) of Hungary to purchase Diatron hematology instruments.  Effective July 2012, we entered into a development and supply agreement with Diatron and under the agreement terms, we committed to purchase a minimum number of hematology instruments on an annual basis through fiscal year 2015.  At December 31, 2012, our total remaining outstanding commitment due is approximately $7.9 million.  Furthermore, at December 31, 2012, we prepaid $1.5 million to Diatron for future purchases of hematology instruments and reagents, which was recorded in prepaid expenses and other currents assets on the consolidated balance sheet.  The commitment amount is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end.  Because the exchange rate will fluctuate in the future, the amount of the purchase commitment in dollars will change accordingly.

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

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of our directors in the United States District Court for the Northern District of California alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units.  The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees.  In addition, the plaintiff sought, and on October 23, 2012 the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made.  The Company filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan.  The defendants have filed motions to dismiss the claims.  A hearing on the motions is currently scheduled for March 5, 2013.  Management believes the claims raised by the plaintiff are without merit and intends to contest them vigorously.

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

Equity Compensation Plan

As of December 31, 2012, we have one equity incentive plan under which our equity securities are authorized for issuance to our employees, directors and consultants.  Our share-based compensation plan is described below.

2005 Equity Incentive Plan.  Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended our 1998 Stock Option Plan.  The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants.  On November 8, 2012, our shareholders approved an amendment to the Equity Incentive Plan to, among other things, (i) increase the aggregate number of shares of common stock reserved for issuance under the Equity Incentive Plan by 900,000 shares and increase the maximum number of shares that may be issued pursuant to incentive stock options, (ii) clarify that the prohibition on repricing stock options and stock appreciation rights without prior shareholder approval also applies to prohibit the cancellation of such awards in exchange for cash, (iii) remove a 500,000-share limit on the number of shares that may be issued upon settlement of restricted stock units and other full-value awards, (iv) eliminate the requirement that no participant may be granted more than one performance award for the same performance period under the Equity Incentive Plan and (v) reapprove the Internal Revenue Code Section 162(m) performance criteria and award limits of the Equity Incentive Plan to permit us to continue to grant awards to key officers that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code.  As of December 31, 2012, the Equity Incentive Plan provided for the issuance of a maximum of 6,786,000 shares, of which 1,112,000 shares of common stock were then available for future issuance.  The shares available for future issuance excluded 63,000 shares issuable upon settlement of restricted stock units with performance vesting provisions that were approved by the Board of Directors but are deemed not to have been granted for accounting purposes in accordance with Accounting Standards Codification (“ASC”) 718-10-55-95.  See “Restricted Stock Unit Awards (Performance Vesting)” section in this Note for additional information.  Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the Equity Incentive Plan.

Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Share-Based Compensation

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units during the three and nine months ended December 31, 2012 and 2011, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Cost of revenues	$228	$187	$673	$698
Research and development	300	226	854	641
Sales and marketing	613	475	1,885	1,402
General and administrative	638	624	1,878	1,453
Share-based compensation expense before income taxes	1,779	1,512	5,290	4,194
Income tax benefit	(641)	(526)	(1,898)	(1,459)
Total share-based compensation expense after income taxes	$1,138	$986	$3,392	$2,735
Net impact of share-based compensation on:
Basic net income per share	$0.05	$0.05	$0.15	$0.12
Diluted net income per share	$0.05	$0.04	$0.15	$0.12

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees.  Capitalized share-based compensation costs at December 31, 2012 and March 31, 2012 were $168,000 and $139,000, respectively, which were included in inventories on our condensed consolidated balance sheets.

Cash Flow Impact

The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards.  Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable.  Excess tax benefits classified as a financing cash inflow for the three months ended December 31, 2012 and 2011 were $681,000 and $231,000, respectively, and for the nine months ended December 31, 2012 and 2011 were $1.8 million and $717,000, respectively.

Stock Options

Options granted to employees and directors generally expire ten years from the grant date.  Options granted to employees generally become exercisable over a period of four years based on cliff-vesting terms and continuous employment.  Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service.  We have not granted any stock options since the beginning of fiscal 2007 and we did not grant stock options during the three and nine months ended December 31, 2012.  We have recognized compensation expense during the requisite service period of the stock option.  As of December 31, 2012, we had no unrecognized compensation expense related to stock options granted.

Stock Option Activity

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2012 and the changes during the nine-month period then ended:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Life (Years)	(In thousands)
Outstanding at March 31, 2012	282,000	$15.21
Granted	-	-
Exercised	(114,000)	14.06
Canceled or forfeited	-	-
Outstanding at December 31, 2012	168,000	$15.99	1.03	$3,555
Vested and expected to vest at December 31, 2012	168,000	$15.99	1.03	$3,555
Exercisable at December 31, 2012	168,000	$15.99	1.03	$3,555

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of December 31, 2012, that would have been received by the option holders had all option holders exercised their stock options as of that date.  Total intrinsic value of stock options exercised during the three months ended December 31, 2012 and 2011 was $1.6 million and $370,000, respectively, and during the nine months ended December 31, 2012 and 2011 was $2.7 million and $2.3 million, respectively.  Cash proceeds from stock options exercised during the three months ended December 31, 2012 and 2011 were $1.3 million and $146,000, respectively, and during the nine months ended December 31, 2012 and 2011 were $1.6 million and $576,000, respectively.

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

The fair value of restricted stock unit awards (time vesting) used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.  Such value is recognized as an expense over the corresponding requisite service period.  The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited.  The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.  As of December 31, 2012, the total unrecognized compensation expense related to restricted stock unit awards (time vesting) granted amounted to $20.4 million, which is expected to be recognized over a weighted average service period of 1.9 years.

Restricted Stock Unit Awards (Performance Vesting)

Starting in fiscal 2013, we also grant restricted stock unit awards (performance vesting), which entitle holders to receive shares of common stock based on performance-based vesting criteria.  For restricted stock unit awards (performance vesting), vesting is based on our achievement of corporate annual performance targets.

During the first quarter of fiscal 2013, our Board of Directors approved the grant of 84,000 shares of restricted stock unit awards (performance vesting), of which approximately 21,000 shares have been granted.  Because each annual performance target is set at the start of each respective single-fiscal year performance period, only 25% of the total restricted stock unit awards (performance vesting) are deemed granted each year over the four-year period in accordance with ASC 718-10-55-95.  Accordingly, 75% of the total restricted stock unit awards (performance vesting) approved are not deemed granted for accounting purposes as of December 31, 2012 pursuant to ASC 718-10-55-95.  The performance periods for the fiscal 2013 grants run from April 1, 2012 through March 31, 2016, consisting of four one-year performance periods.  Approximately 25% of the total 84,000 shares approved by the Board of Directors will be granted each year over such four-year period.  Each grant has a vesting term of approximately one year, with vesting based upon:  (1) achievement of certain pre-established corporate annual performance-related goals, as established by the Compensation Committee; and (2) the grantee’s satisfying service requirements through the vesting period.  The fiscal 2013 performance target was established at the grant date following ASC 718-10-55-95 and the aggregate estimated grant date fair value was $752,000 or $35.62 per share based on the closing market price of our common stock on the date of grant.  The number of vested restricted stock unit awards (performance vesting) is determined at the end of each annual performance period.

The fair value of our restricted stock unit awards (performance vesting) used in our expense recognition method is measured based on the number of shares granted, the closing market price of our common stock on the date of grant and an estimate of the probability of the achievement of the performance goals.  We recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition.  The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals.  If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed.  As of December 31, 2012, the total unrecognized compensation expense related to restricted stock unit awards (performance vesting) granted amounted to $178,000, which is expected to be recognized over a weighted average service period of 0.3 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the nine months ended December 31, 2012:

	Time-Based Restricted		Performance-Based Restricted
	Stock Units		Stock Units
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value(1)	Shares	Fair Value(1)
Nonvested at March 31, 2012	1,120,000	$24.06	-	$-
Granted(2)	180,000	35.83	21,000	35.62
Vested(3)	(255,000)	23.45	-	-
Canceled or forfeited	(68,000)	26.09	-	-
Nonvested at December 31, 2012	977,000	$26.24	21,000	$35.62

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)
The shares granted for restricted stock unit awards (performance vesting) do not include the awards approved by the Board of Directors during the period that are deemed not to have been granted in accordance with ASC 718-10-55-95.

(3)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of time-based restricted stock units vested during the three months ended December 31, 2012 and 2011 was $265,000 and $608,000, respectively, and during the nine months ended December 31, 2012 and 2011 was $9.0 million and $6.5 million, respectively.  The total grant date fair value of time-based restricted stock units vested during the three months ended December 31, 2012 and 2011 was $177,000 and $598,000, respectively, and during the nine months ended December 31, 2012 and 2011 was $6.0 million and $5.1 million, respectively.

NOTE 11.	SHAREHOLDERS’ EQUITY

Share Repurchase Program

In August 2011, the Board of Directors authorized the repurchase of up to an aggregate of $40.0 million of our common stock.  In January 2012, the Board of Directors approved a $15.0 million increase to the Company’s existing share repurchase program, to a total of $55.0 million.  Since the share repurchase program began, through December 31, 2012, we have repurchased 1.2 million shares of our common stock at a total cost of $27.3 million.  As of December 31, 2012, $27.7 million of our common stock may yet be purchased under such authorization.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.  Repurchased shares are retired.  During the three and nine months ended December 31, 2012, we did not repurchase any of our common stock.

Dividend Payments

In December 2012, the Company declared a special cash dividend of $1.00 per share on our outstanding common stock, payable on December 28, 2012 to shareholders of record as of the close of business on December 17, 2012.  The total dividend payout was $22.0 million and was made from retained earnings.

Common Stock Warrants

At December 31, 2012 and March 31, 2012, there were 30,000 warrants outstanding, of which 12,000 shares were vested, to purchase common stock at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017.  The fair value of the warrants issued were determined using the Black-Scholes option-pricing model and are amortized over their estimated useful life, of approximately ten years, as an intangible asset.  The warrants vest at a rate of 20% annually from their issuance dates and have a term of five years.

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Numerator:
Net income	$4,988	$2,850	$20,761	$8,385
Denominator:
Weighted average common shares outstanding - basic	21,968,000	21,672,000	21,902,000	22,213,000
Weighted average effect of dilutive securities:
Stock options	87,000	107,000	101,000	139,000
Restricted stock units	258,000	185,000	285,000	212,000
Warrants	28,000	26,000	28,000	15,000
Weighted average common shares outstanding - diluted	22,341,000	21,990,000	22,316,000	22,579,000
Net income per share:
Basic net income per share	$0.23	$0.13	$0.95	$0.38
Diluted net income per share	$0.22	$0.13	$0.93	$0.37

Stock options and warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of our common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share.  There were no stock options and warrants excluded from the computation of diluted weighted average shares outstanding during the three and nine months ended December 31, 2012 and 2011.

We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Weighted average number of shares underlying antidilutive restricted stock units	-	307,000	31,000	249,000

If the performance criteria for our restricted stock unit awards (performance vesting) are achieved, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive.  Starting with the first quarter of fiscal 2013, we granted 21,000 restricted stock unit awards (performance vesting), with vesting based on the achievement of certain pre-established corporate annual performance related goals.  Because the performance criteria for our restricted stock unit awards (performance vesting) were not achieved during the three and nine months ended December 31, 2012, these awards were not included in the diluted net income per share calculation.

NOTE 13.	INCOME TAXES

During the three months ended December 31, 2012 and 2011, our income tax provision was $3.0 million, based on an effective tax rate of 38%, and $1.7 million, based on an effective tax rate of 37%, respectively.  During the nine months ended December 31, 2012 and 2011, our income tax provision was $12.7 million, based on an effective tax rate of 38%, and $4.9 million, based on an effective tax rate of 37%, respectively.  During the three and nine months ended December 31, 2012, our effective tax rates were primarily impacted by higher state tax expense and the expiration of the federal research and development tax credit, as compared to the three and nine months ended December 31, 2011.

On January 2, 2013, President Barack Obama signed into law The American Taxpayer Relief Act of 2012, which reinstated the federal research and development tax credit retroactive to January 1, 2012 and extended the credit through December 31, 2013.  As a result of the new legislation, we expect to recognize a tax benefit of approximately $400,000 during the three months ending March 31, 2013.

We did not have any unrecognized tax benefits as of December 31, 2012 and March 31, 2012.  During the three and nine months ended December 31, 2012 and 2011, we did not recognize any interest or penalties related to unrecognized tax benefits.

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

Veterinary Market

In the veterinary market reportable segment, we serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories.  The products manufactured and sold in this segment primarily consist of VetScan chemistry analyzers and veterinary reagent discs.  We also sell OEM supplied products in this segment consisting of VetScan hematology instruments and related reagent kits, VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related VetScan i-STAT consumables and rapid tests.  During fiscal 2011, we began developing Abaxis Veterinary Reference Laboratories (“AVRL”), a full-service laboratory testing facility, based in Olathe, Kansas.  In October 2011, we began operating and providing veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States through AVRL.

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for the three and nine months ended December 31, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Revenues:
Medical Market	$8,977	$8,147	$25,267	$22,636
Veterinary Market	39,865	28,467	107,299	87,684
Other(1)	960	1,236	3,508	3,558
Total revenues	49,802	37,850	136,074	113,878
Cost of revenues:
Medical Market(2)	4,282	3,514	11,286	10,180
Veterinary Market(2)	17,980	12,472	48,582	37,893
Other(1)(2)	1,464	1,386	4,158	4,083
Total cost of revenues	23,726	17,372	64,026	52,156
Gross profit:
Medical Market(2)	4,695	4,633	13,981	12,456
Veterinary Market(2)	21,885	15,995	58,717	49,791
Other(1)(2)	(504)	(150)	(650)	(525)
Gross profit	$26,076	$20,478	$72,048	$61,722

(1)	Represents unallocated items, not specifically identified to any particular business segment.
(2)	Includes certain prior period amounts by operating segment and unallocated items that were reclassified to conform to the current period presentation.

NOTE 15.	REVENUES BY PRODUCT AND SERVICE CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product and service category (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenues by Product and Service Category	2012	2011	2012	2011
Instruments(1)	$13,969	$9,079	$35,456	$25,364
Consumables(2)	32,786	26,808	91,680	83,019
Other products and services(3)	3,009	1,925	8,825	5,372
Product and service revenues, net	49,764	37,812	135,961	113,755
Development and licensing revenue	38	38	113	123
Total revenues	$49,802	$37,850	$136,074	$113,878

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

The following is a summary of our revenues by geographic region based on customer location (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenues by Geographic Region	2012	2011	2012	2011
North America	$41,797	$31,847	$110,876	$93,540
Europe	6,197	4,516	19,906	16,326
Asia Pacific and rest of the world	1,808	1,487	5,292	4,012
Total revenues	$49,802	$37,850	$136,074	$113,878

Significant Concentrations

During the three months ended December 31, 2012, one distributor in the United States, MWI Veterinary Supply, Inc., accounted for 12% of our total worldwide revenues.  During the three months ended December 31, 2011, one distributor in the United States, Animal Health International, accounted for 15% of our total worldwide revenues.  During the nine months ended December 31, 2012, one distributor in the United States, Animal Health International, accounted for 11% of our total worldwide revenues.  During the nine months ended December 31, 2011, one distributor in the United States, Animal Health International, accounted for 12% of our total worldwide revenues.  Animal Health International was formed in 2011 from two animal health companies, which included Walco International, Inc., d/b/a DVM Resources.

At December 31, 2012, two distributors in the United States accounted for 17% and 11%, respectively, of our total receivables balance.  At March 31, 2012, one distributor in the United States accounted for 19% of our total receivables balance.

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

Financial Results.  In the third quarter of fiscal 2013, total revenues were $49.8 million, an increase of 32% over last year’s comparable quarter.  The growth included increases in both revenues from instrument sales, which were $14.0 million, an increase of 54% when compared to last year’s quarter, and revenues from consumable sales, which were $32.8 million, an increase of 22% when compared to last year’s quarter.  These increases were primarily attributable to initial stocking orders by our two new distributors during the third quarter of fiscal 2013, Abbott Point of Care Inc. (“Abbott”) for our medical products and MWI Veterinary Supply, Inc. (“MWI”) for our veterinary products, to support their marketing and sales efforts commencing in January 2013.  Gross profit in the third quarter of fiscal 2013 was $26.1 million, an increase of 27% over last year’s comparable quarter primarily attributable to changes in the product mix in our veterinary market.

Sales and marketing expenses were $12.4 million in the third quarter of fiscal 2013 and $9.9 million for the same period last year, an increase of $2.5 million, or 25%.  The increase in sales and marketing expenses was primarily due to costs associated with the restructuring of our sales and marketing personnel in the medical market resulting from our distribution agreement with Abbott, which we entered into in October 2012 and increased costs related to headcount and promotional and marketing spending to support the ongoing growth of our veterinary business in North America.  General and administrative expenses were $2.2 million in the third quarter of fiscal 2013 and $3.3 million for the same period last year, a decrease of 33%, primarily due to higher legal expenses incurred last year related to pursuing a patent infringement case, which we resolved in September 2012.

Net income in the third quarter of fiscal 2013 was $5.0 million, an increase of $2.1 million from $2.9 million for the same period last year, due primarily to an increase in total revenues.  Our diluted earnings per share increased to $0.22 in the third quarter of fiscal 2013 from $0.13 in the third quarter of fiscal 2012.

Cash, cash equivalents and investments increased by $809,000 during the nine months ended December 31, 2012 to a total of $91.8 million at December 31, 2012.  The primary source of cash and cash equivalents during the nine months ended December 31, 2012 was operating cash flows of $26.1 million.  Key non-operating uses of cash during the nine months ended December 31, 2012 included the payment of a special cash dividend of $1.00 per share, totaling $22.0 million to shareholders of record on December 17, 2012.

Products and Services.  We manage our business in two operating segments, the medical market and veterinary market, as described below.  See “Segment Results” in this section for a detailed discussion of financial results.

Medical Market. We serve a worldwide customer group in the medical market consisting of military installations (ships, field hospitals and mobile care units), physicians’ office practices across all specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies and hospital laboratories.  Starting in the first quarter of fiscal 2013, we also began to serve the pharmaceutical clinical trial market.  As of January 2013, pursuant to our Exclusive Agreement (the “Abbott Agreement”) with Abbott, Abbott has the exclusive right to sell and distribute in the United States and China (including Hong Kong) our Piccolo Xpress chemistry analyzer and associated consumables in the professionally-attended human healthcare market in this territory, excluding sales and distribution to Catapult Health LLC and specified customer segments, including pharmacy and retail store clinics, shopping malls and contract research organizations (CROs) and cruise ship lines.  We maintain the right to sell and distribute these products outside of this territory.  Under the Abbott Agreement, we have certain responsibilities for providing technical support and warranty services to Abbott in support of its marketing and sales efforts.  The initial term of the Abbott Agreement ends on December 31, 2017, and after the initial term, the Abbott Agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date.

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

VSpro Specialty.  We offer two tests, coagulation and fibrinogen testing, which are used with the VSpro specialty analyzer.  The VetScan VSpro coagulation tests assist in the diagnosis and evaluation of suspected bleeding disorders, toxicity/poisoning, evaluation of disseminated intravascular coagulation, hepatic disease and in monitoring therapy and the progression of disease states.  The VetScan VSpro Fibrinogen tests provide quantitative in-vitro determination of fibrinogen levels in equine platelet poor plasma from a citrated stabilized whole blood sample.

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

From time to time, we offer customer incentives comprising of arrangements with customers to include discounts on future sales of services associated with our veterinary reference laboratory.  We apply judgment in determining whether future discounts are significant and incremental.  When the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the original arrangement.  To determine whether a discount is significant and incremental, we look to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement.  If the discount in the multiple element arrangement approximates the discount typically provided in standalone sales, that discount is not considered incremental.  During the three and nine months ended December 31, 2012, our customer incentive programs with future discounts were not significant.

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

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  As of December 31, 2012, we used Level 1 assumptions for our cash equivalents which are traded in an active market.  The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active.  Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.  As of December 31, 2012, our available-for-sale investments in certificates of deposits, corporate bonds and municipal bonds, totaled $7.6 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.  As of December 31, 2012, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date.  At December 31, 2012, we also had $36.7 million in investments classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliate.  In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”), for $2.8 million in cash.  We use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence.  Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value.  We eliminate all intercompany transactions in accounting for our equity method investments.  We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on the consolidated statements of income.  At December 31, 2012, our investment in unconsolidated affiliate totaled $2.6 million.

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

As of December 31, 2012, our current portion of warranty reserves for instruments and reagent discs totaled $993,000 and our non-current portion of warranty reserves for instruments totaled $473,000, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc.

Each quarter, we reevaluate our estimate of warranty reserves, including our assumptions.  During the nine months ended December 31, 2012, we recorded an adjustment to pre-existing warranties of $290,000, which reduced our warranty reserves and our cost of revenues, based on both historical and projected product performance rates of instruments.

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

Valuation of Long-Lived Assets.  We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate.  We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount.  If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values.  We did not recognize any impairment charges on long-lived assets during the three or nine months ended December 31, 2012.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes.  For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement.  Significant judgment is required to evaluate uncertain tax positions.  At December 31, 2012 and March 31, 2012, we had no significant uncertain tax positions.  Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.  During the three and nine months ended December 31, 2012 and 2011, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at December 31, 2012 and March 31, 2012, we had no accrued interest or penalties.

On January 2, 2013, President Barack Obama signed into law The American Taxpayer Relief Act of 2012, which reinstated the federal research and development tax credit retroactive to January 1, 2012 and extended the credit through December 31, 2013.  As a result of the new legislation, we expect to recognize a tax benefit of approximately $400,000 during the three months ending March 31, 2013.

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

We have not granted any stock options since the beginning of fiscal 2007 and we did not grant stock options during the three and nine months ended December 31, 2012.  We have recognized compensation expense during the requisite service period of the stock option.  As of December 31, 2012, we had no unrecognized compensation expense related to stock options granted.

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

We grant restricted stock unit awards (performance vesting) starting in fiscal 2013.  During the first quarter of fiscal 2013, our Board of Directors approved the grant of 84,000 shares of restricted stock unit awards (performance vesting), of which approximately 21,000 shares have been granted.  Because each annual performance target is set at the start of each respective single-fiscal year performance period, only 25% of the total restricted stock unit awards (performance vesting) are deemed granted each year over the four-year period in accordance with ASC 718-10-55-95.  Accordingly, 75% of the total restricted stock unit awards (performance vesting) approved are not deemed granted for accounting purposes as of December 31, 2012 pursuant to ASC 718-10-55-95.  The performance periods for the fiscal 2013 grants run from April 1, 2012 through March 31, 2016, consisting of four one-year performance periods.  Approximately 25% of the total 84,000 shares approved by the Board of Directors will be granted each year over such four-year period.  Each grant has a vesting term of approximately one year, with vesting based upon:  (1) achievement of certain pre-established corporate annual performance-related goals, as established by the Compensation Committee of our Board of Directors; and (2) the grantee’s satisfying service requirements through the vesting period.  The fiscal 2013 performance target was established at the grant date following ASC 718-10-55-95 and the aggregate estimated grant date fair value was $752,000 or $35.62 per share based on the closing market price of our common stock on the date of grant.  The number of vested restricted stock unit awards (performance vesting) is determined at the end of each annual performance period.

The fair value of our restricted stock unit awards (performance vesting) used in our expense recognition method is measured based on the number of shares granted, the closing market price of our common stock on the date of grant and an estimate of the probability of the achievement of the performance goals.  We recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition.  The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals.  If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Share-based compensation expense resulted in a material impact on our earnings per share and on our condensed consolidated financial statements for fiscal 2012 and during the three and nine months ended December 31, 2012.  The impact of share-based compensation expense on our condensed consolidated financial results is disclosed in Note 10, “Equity Compensation Plans and Share-Based Compensation” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.  We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future.

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

Total Revenues

Revenues by Geographic Region and by Product and Service Category.  Revenues by geographic region based on customer location and revenues by product and service category during the three and nine months ended December 31, 2012 and 2011 were as follows (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
Revenues by Geographic Region	2012	2011	Increase/ (Decrease)	Percent Change	2012	2011	Increase/ (Decrease)	Percent Change
North America	$41,797	$31,847	$9,950	31%	$110,876	$93,540	$17,336	19%
Percentage of total revenues	84%	84%			81%	82%
Europe	6,197	4,516	1,681	37%	19,906	16,326	3,580	22%
Percentage of total revenues	12%	12%			15%	14%
Asia Pacific and rest of the world	1,808	1,487	321	22%	5,292	4,012	1,280	32%
Percentage of total revenues	4%	4%			4%	4%
Total revenues	$49,802	$37,850	$11,952	32%	$136,074	$113,878	$22,196	19%

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
Revenues by Product and Service Category	2012	2011	Increase/ (Decrease)	Percent Change	2012	2011	Increase/ (Decrease)	Percent Change
Instruments(1)	$13,969	$9,079	$4,890	54%	$35,456	$25,364	$10,092	40%
Percentage of total revenues	28%	24%			26%	22%
Consumables(2)	32,786	26,808	5,978	22%	91,680	83,019	8,661	10%
Percentage of total revenues	66%	71%			67%	73%
Other products and services(3)	3,009	1,925	1,084	56%	8,825	5,372	3,453	64%
Percentage of total revenues	6%	5%			7%	5%
Product and service revenues, net	49,764	37,812	11,952	32%	135,961	113,755	22,206	20%
Percentage of total revenues	100%	100%			100%	100%
Development and licensing revenue	38	38	-	0%	113	123	(10)	(8)%
Percentage of total revenues	<1%	<1%			<1%	<1%
Total revenues	$49,802	$37,850	$11,952	32%	$136,074	$113,878	$22,196	19%

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

North America.  During the three months ended December 31, 2012, total revenues in North America increased by 31%, or $10.0 million, as compared to the same period in fiscal 2012.  The change in total revenues in North America was primarily attributable to the following:

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America (excluding sales to the U.S. government) increased by 19%, or $1.1 million, primarily due to an increase in the sales volume of Piccolo chemistry analyzers and medical reagent discs to our distributor, Abbott, as initial stocking order since we entered into the Abbott Agreement in October 2012.

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs to the U.S. government decreased by 48%, or $313,000, primarily due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 37%, or $5.5 million, primarily due to (a) an increase in the sales volume of VetScan chemistry analyzers due in part to additional sales personnel and sales to various distributors, including MWI as initial stocking order since we entered into a distribution agreement in September 2012 and (b) an increase in the sales volume of veterinary reagent discs resulting from an expanded installed base of our VetScan chemistry analyzers.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 56%, or $2.1 million, primarily due to an increase in the sales volume of VetScan hematology instruments due in part to additional sales personnel and sales to various distributors, including MWI as initial stocking order.

•
Total sales from our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 11%, or $560,000, primarily due to an increase in the sales volume of VetScan VSpro specialty analyzers and VetScan i-STAT analyzers, due in part to additional sales personnel and sales to various distributors, including MWI as initial stocking order.  The increase in sales was partially offset by a decrease in the sales volume of VetScan rapid tests primarily due to inventory stock adjustments by distributors.

•
Other product and service revenues in North America increased by 58%, or $1.0 million, primarily due to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services to new customers and increased business with current customers.  The increase in other products and services was partially offset by an increase in deferred revenue related to extended maintenance contracts offered to customers from time to time as incentives in the form of free services in connection with the sale of our products.

Europe.  During the three months ended December 31, 2012, total revenues in Europe increased by 37%, or $1.7 million, as compared to the same period in fiscal 2012.  Revenues from Piccolo chemistry analyzers and medical reagent discs increased by 5%, or $75,000, primarily due to sales of Piccolo chemistry analyzers to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company.  Total VetScan chemistry analyzers and veterinary reagent discs sales increased by 63%, or $1.5 million, primarily due to an increase in the sales volume of veterinary reagent discs of 117%, or $1.6 million, primarily resulting from lower inventory purchases by a distributor in the third quarter of fiscal 2012.

Asia Pacific and rest of the world.  During the three months ended December 31, 2012, total revenues in Asia Pacific and rest of the world increased by 22%, or $321,000, as compared to the same period in fiscal 2012.  The increase in total revenues in Asia Pacific and rest of the world was primarily attributable to an increase in sales of VetScan chemistry analyzers and veterinary reagent discs by 41%, or $348,000, primarily due to an increase in the sales volume of VetScan chemistry analyzers and veterinary reagent discs to various distributors.

Significant concentration.  During the three months ended December 31, 2012, one distributor in the United States, MWI, accounted for 12% of our total worldwide revenues.  During the three months ended December 31, 2011, one distributor in the United States, Animal Health International, accounted for 15% of our total worldwide revenues.  Animal Health International was formed in 2011 from two animal health companies, which included Walco International, Inc., d/b/a DVM Resources.

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011

North America.  During the nine months ended December 31, 2012, total revenues in North America increased by 19%, or $17.3 million, as compared to the same period in fiscal 2012.  The change in total revenues in North America was primarily attributable to the following:

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America (excluding sales to the U.S. government) increased by 6%, or $977,000, primarily due to an increase in the sales volume of Piccolo chemistry analyzers and medical reagent discs to our distributor, Abbott, as initial stocking order since we entered into the Abbott Agreement in October 2012.

•
Total sales of our Piccolo chemistry analyzers and medical reagent discs to the U.S. government decreased by 47%, or $1.3 million, primarily due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.

•
Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 21%, or $9.6 million, primarily due to (a) an increase in the sales volume of VetScan chemistry analyzers due in part to additional sales personnel and sales to various distributors, including MWI as initial stocking order, (b) an increase in the sales volume of veterinary reagent discs resulting from an expanded installed base of our VetScan chemistry analyzers and (c) higher average selling prices of VetScan chemistry analyzers and veterinary reagent discs.

•
Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 33%, or $3.6 million, primarily due to an increase in the sales volume of VetScan hematology instruments due in part to additional sales personnel and sales to various distributors, including MWI as initial stocking order.

•
Total sales from our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 8%, or $1.3 million, primarily due to an increase in the sales volume of VetScan VSpro specialty analyzers and VetScan i-STAT analyzers, due in part to additional sales personnel and sales to various distributors, including MWI as initial stocking order.  The increase in sales was partially offset by a decrease in the sales volume of VetScan rapid tests primarily due to inventory stock adjustments by distributors during the third quarter of fiscal 2013.

•
Other product and service revenues in North America increased by 64%, or $3.2 million, primarily due to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services to new customers and increased business with current customers.  Veterinary reference laboratory diagnostic and consulting services provided by AVRL started in the third quarter of fiscal 2012.  The increase in other products and services was partially offset in the third quarter of fiscal 2013 by an increase in deferred revenue related to extended maintenance contracts offered to customers from time to time as incentives in the form of free services in connection with the sale of our products.

Europe.  During the nine months ended December 31, 2012, total revenues in Europe increased by 22%, or $3.6 million, as compared to the same period in fiscal 2012.  Revenues from Piccolo chemistry analyzers and medical reagent discs increased by 74%, or $2.7 million, primarily due to (a) sales of Piccolo chemistry analyzers to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company and (b) an increase in the sales volume of medical reagent discs to various distributors.  Total VetScan chemistry analyzers and veterinary reagent discs sales increased by 5%, or $524,000, primarily due to an increase in the sales volume of veterinary reagent discs to a distributor.

Asia Pacific and rest of the world.  During the nine months ended December 31, 2012, total revenues in Asia Pacific and rest of the world increased by 32%, or $1.3 million, as compared to the same period in fiscal 2012.  Revenues from veterinary instruments increased by 54%, or $647,000, primarily due to an increase in the sales volume of VetScan chemistry analyzers to various distributors.  Revenues from veterinary consumables increased by 25%, or $575,000, primarily due to an increase in the sales volume of veterinary reagent discs to various distributors.

Significant concentration.  During the nine months ended December 31, 2012, one distributor in the United States, Animal Health International, accounted for 11% of our total worldwide revenues.  During the nine months ended December 31, 2011, one distributor in the United States, Animal Health International, accounted for 12% of our total worldwide revenues.

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

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for the three months ended December 31, 2012 and 2011 (in thousands, except percentages):

	Three Months Ended
	December 31,				Change
		Percent of		Percent of	Increase/	Percent
	2012	Revenues(1)	2011	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market	$8,977	100%	$8,147	100%	$830	10%
Percentage of total revenues	18%		22%
Veterinary Market	39,865	100%	28,467	100%	11,398	40%
Percentage of total revenues	80%		75%
Other(2)	960		1,236		(276)	(22)%
Percentage of total revenues	2%		3%
Total revenues	49,802		37,850		11,952	32%
Cost of revenues:
Medical Market(3)	4,282	48%	3,514	43%	768	22%
Veterinary Market(3)	17,980	45%	12,472	44%	5,508	44%
Other(2)(3)	1,464		1,386		78	6%
Total cost of revenues	23,726		17,372		6,354	37%
Gross profit:
Medical Market(3)	4,695	52%	4,633	57%	62	1%
Veterinary Market(3)	21,885	55%	15,995	56%	5,890	37%
Other(2)(3)	(504)		(150)		(354)	(236)%
Gross profit	$26,076		$20,478		$5,598	27%

(1)	The percentages reported are based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.
(3)	Includes certain prior period amounts by operating segment and unallocated items that were reclassified to conform to the current period presentation.

Medical Market

Revenues for Medical Market Segment

During the three months ended December 31, 2012, total revenues in the medical market increased by 10% or $830,000, as compared to the same period in fiscal 2012.  Total revenues from Piccolo chemistry analyzers increased by 21%, or $479,000, during the three months ended December 31, 2012, as compared to the same period in fiscal 2012, primarily attributable to (a) an increase in the sales volume of Piccolo chemistry analyzers in North America to our distributor, Abbott, as initial stocking order since we entered into the Abbott Agreement in October 2012 and (b) sales to an international medical supplies sourcing and support company in Europe to support a pharmaceutical clinical trial conducted by a biotechnology company.  These increases were partially offset by a decrease in sales to the U.S. government due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.

Total revenues from medical reagent discs increased by 6%, or $314,000, during the three months ended December 31, 2012, as compared to the same period in fiscal 2012, primarily attributable to an increase in the sales volume of medical reagent discs in North America to our distributor, Abbott, as initial stocking order.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment was flat during the three months ended December 31, 2012, as compared to the same period in fiscal 2012.  Gross profit percentages for the medical market segment during the three months ended December 31, 2012 and 2011 were 52% and 57%, respectively.  In absolute dollars, the increase in gross profit for the medical market segment was primarily due to an increase in the sales volume of Piccolo chemistry analyzers and medical reagent discs to Abbott, partially offset by lower average selling prices of Piccolo chemistry analyzers and medical reagent discs to Abbott.  As a percentage of total revenues, the decrease in gross profit margin was primarily due to lower average selling prices of medical reagent discs.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended December 31, 2012, total revenues in the veterinary market increased by 40%, or $11.4 million, as compared to the same period in fiscal 2012.  Total revenues from veterinary instruments increased by 65%, or $4.4 million, during the three months ended December 31, 2012, as compared to the same period in fiscal 2012, primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers, VetScan hematology instruments, VetScan VSpro specialty analyzers and VetScan i-STAT analyzers in North America, due in part to additional sales personnel and sales to various distributors, including MWI as initial stocking order and (b) an increase in the sales volume of VetScan chemistry analyzers to various distributors in Asia Pacific and rest of the world.

Total revenues from consumables in the veterinary market increased by 27%, or $5.7 million, during the three months ended December 31, 2012, as compared to the same period in fiscal 2012, primarily attributable to (a) an increase in the sales volume of veterinary reagent discs in North America resulting from an expanded installed base of our VetScan chemistry analyzers, (b) an increase in the sales volume of veterinary reagent discs in Europe, primarily resulting from lower inventory purchases by a distributor in the third quarter of fiscal 2012, and (c) an increase in the sales volume of veterinary reagent discs to various distributors in Asia Pacific and rest of the world.  These increases were partially offset by a decrease in the sales volume of VetScan rapid tests primarily due to inventory stock adjustments by distributors in North America.

Total revenues from other products and services in the veterinary market increased by $1.3 million, during the three months ended December 31, 2012, as compared to the same period in fiscal 2012, primarily attributable to veterinary reference laboratory diagnostic and consulting services provided by AVRL in North America from sales to new customers and increased business with current customers.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 37%, or $5.9 million, during the three months ended December 31, 2012, as compared to the same period in fiscal 2012.  Gross profit percentages for the veterinary market segment during the three months ended December 31, 2012 and 2011 were 55% and 56%, respectively.  In absolute dollars, the increase in gross profit for the veterinary market segment was primarily attributable to an increase in the sales volume of VetScan chemistry analyzers, VetScan hematology instruments, and veterinary reagent discs, partially offset by a decrease in the sales volume of VetScan rapid tests and an increase in costs of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL.  As a percentage of total revenues, the decrease in gross profit margin was primarily due to (a) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution and (b) costs of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL.

Other

Gross profit in our other category decreased by $354,000, during the three months ended December 31, 2012, as compared to the same period in fiscal 2012, primarily attributable to an increase in deferred revenue related to extended maintenance contracts offered to customers as incentives in the form of free goods in connection with the sale of our products.

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for the nine months ended December 31, 2012 and 2011 (in thousands, except percentages):

	Nine Months Ended
	December 31,				Change
		Percent of		Percent of	Increase/	Percent
	2012	Revenues(1)	2011	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market	$25,267	100%	$22,636	100%	$2,631	12%
Percentage of total revenues	19%		20%
Veterinary Market	107,299	100%	87,684	100%	19,615	22%
Percentage of total revenues	79%		77%
Other(2)	3,508		3,558		(50)	(1)%
Percentage of total revenues	2%		3%
Total revenues	136,074		113,878		22,196	19%
Cost of revenues:
Medical Market(3)	11,286	45%	10,180	45%	1,106	11%
Veterinary Market(3)	48,582	45%	37,893	43%	10,689	28%
Other(2)(3)	4,158		4,083		75	2%
Total cost of revenues	64,026		52,156		11,870	23%
Gross profit:
Medical Market(3)	13,981	55%	12,456	55%	1,525	12%
Veterinary Market(3)	58,717	55%	49,791	57%	8,926	18%
Other(2)(3)	(650)		(525)		(125)	(24)%
Gross profit	$72,048		$61,722		$10,326	17%

(1)	The percentages reported are based on our revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.
(3)	Includes certain prior period amounts by operating segment and unallocated items that were reclassified to conform to the current period presentation.

Medical Market

Revenues for Medical Market Segment

During the nine months ended December 31, 2012, total revenues in the medical market increased by 12%, or $2.6 million, as compared to the same period in fiscal 2012.  Total revenues from Piccolo chemistry analyzers increased by 44%, or $2.6 million, during the nine months ended December 31, 2012, as compared to the same period in fiscal 2012, primarily attributable to (a) an increase in the sales volume of Piccolo chemistry analyzers in North America to our distributor, Abbott, as initial stocking order since we entered into the Abbott Agreement in October 2012 and (b) sales to an international medical supplies sourcing and support company in Europe to support a pharmaceutical clinical trial conducted by a biotechnology company.  These increases were partially offset by a decrease in sales to the U.S. government due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.

Total revenues from medical reagent discs were flat during the nine months ended December 31, 2012, as compared to the same period in fiscal 2012, primarily attributable to (a) an increase in the sales volume of medical reagent discs in North America to our distributor, Abbott, as initial stocking order and (b) an increase in the sales volume of medical reagent discs to various distributors in Europe.  These increases were partially offset by a decrease in sales to the U.S. government due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 12%, or $1.5 million, during the nine months ended December 31, 2012, as compared to the same period in fiscal 2012.  Gross profit percentages for the medical market segment during the nine months ended December 31, 2012 and 2011 were 55% for each respective period.  In absolute dollars, the increase in gross profit for the medical market segment was primarily due to (a) sales of Piccolo chemistry analyzers to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company and (b) an increase in the sales volume of Piccolo chemistry analyzers to Abbott, partially offset by lower average selling prices of Piccolo chemistry analyzers and medical reagent discs to Abbott.

Veterinary Market

Revenues for Veterinary Market Segment

During the nine months ended December 31, 2012, total revenues in the veterinary market increased by 22%, or $19.6 million, as compared to the same period in fiscal 2012.  Total revenues from veterinary instruments increased by 38%, or $7.5 million, during the nine months ended December 31, 2012, as compared to the same period in fiscal 2012, primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers, VetScan hematology instruments, VetScan VSpro specialty analyzers and VetScan i-STAT analyzers in North America, due in part to additional sales personnel and sales to various distributors, including MWI as initial stocking order, (b) higher average selling prices of VetScan chemistry analyzers in North America, and (c) an increase in the sales volume of VetScan chemistry analyzers to various distributors in Asia Pacific and rest of the world.

Total revenues from consumables in the veterinary market increased by 13%, or $8.8 million, during the nine months ended December 31, 2012, as compared to the same period in fiscal 2012, primarily attributable to (a) an increase in the sales volume of veterinary reagent discs in North America resulting from an expanded installed base of our VetScan chemistry analyzers, (b) higher average selling prices of veterinary reagent discs in North America, (c) an increase in the sales volume of veterinary reagent discs to a distributor in Europe, and (d) an increase in the sales volume of veterinary reagent discs to various distributors in Asia Pacific and rest of the world.  These increases were partially offset by a decrease in the sales volume of VetScan rapid tests primarily due to inventory stock adjustments by distributors in North America during the third quarter of fiscal 2013.

Total revenues from other products and services in the veterinary market increased by $3.2 million, during the nine months ended December 31, 2012, as compared to the same period in fiscal 2012, primarily attributable to veterinary reference laboratory diagnostic and consulting services provided by AVRL in North America from sales to new customers and increased business with current customers.  Veterinary reference laboratory diagnostic and consulting services provided by AVRL started in the third quarter of fiscal 2012.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 18%, or $8.9 million, during the nine months ended December 31, 2012, as compared to the same period in fiscal 2012.  Gross profit percentages for the veterinary market segment during the nine months ended December 31, 2012 and 2011 were 55% and 57%, respectively.  In absolute dollars, the increase in gross profit for the veterinary market segment was primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers, VetScan hematology instruments, and veterinary reagent discs and (b) higher average selling prices of veterinary reagent discs and hematology reagent kits.  These increases in gross profit were partially offset by (a) an increase in freight costs to ship products and (b) costs of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL beginning in the third quarter of fiscal 2012.  As a percentage of total revenues, the decrease in gross profit margin was primarily due to (a) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution and (b) costs of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL beginning in the third quarter of fiscal 2012.

Other

Gross profit in our other category decreased by $125,000, during the nine months ended December 31, 2012, as compared to the same period in fiscal 2012, primarily attributable to higher costs on materials and overhead allocations on facilities, both related to our instrument repair and support center, which were not allocated to a particular segment.

Cost of Revenues

The following sets forth our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Cost of revenues	$23,726	$17,372	$6,354	37%	$64,026	$52,156	$11,870	23%
Percentage of total revenues	48%	46%			47%	46%

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

Three and Nine Months Ended December 31, 2012 Compared to Three and Nine Months Ended December 31, 2011

The increase in cost of revenues, in absolute dollars and as a percentage of revenues, during the three months ended December 31, 2012, as compared to the same period in fiscal 2012, was primarily due to (a) an increase in the sales volume of veterinary instruments, (b) an increase in the sales volume of medical and veterinary reagent discs, and (c) costs of services provided by AVRL.

The increase in cost of revenues, in absolute dollars and as a percentage of revenues, during the nine months ended December 31, 2012, as compared to the same period in fiscal 2012, was primarily due to (a) an increase in the sales volume of medical and veterinary instruments, (b) an increase in the sales volume of veterinary reagent discs, (c) an increase in freight costs to ship products, and (d) costs of services provided by AVRL beginning in the third quarter of fiscal 2012.

Gross Profit

The following sets forth our gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Gross profit	$26,076	$20,478	$5,598	27%	$72,048	$61,722	$10,326	17%
Gross profit percentage	52%	54%			53%	54%

Three and Nine Months Ended December 31, 2012 Compared to Three and Nine Months Ended December 31, 2011

Gross profit during the three months ended December 31, 2012 increased by 27%, or $5.6 million, as compared to the same period in fiscal 2012, primarily attributable to the following: (a) an increase in the sales volume of Piccolo chemistry analyzers and medical reagent discs to Abbott and (b) an increase in the sales volume of VetScan chemistry analyzers, VetScan hematology instruments, and veterinary reagent discs.  These increases in gross profit were partially offset by (a) lower average selling prices of Piccolo chemistry analyzers and medical reagent discs to Abbott, (b) a decrease in the sales volume of VetScan rapid tests and (c) an increase in costs of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL.  As a percentage of total revenues, the decrease in gross profit margin was primarily due to (a) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution and (b) costs of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL.

Gross profit during the nine months ended December 31, 2012 increased by 17%, or $10.3 million, as compared to the same period in fiscal 2012, primarily attributable to the following: (a) sales of Piccolo chemistry analyzers to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company, (b) an increase in the sales volume of Piccolo chemistry analyzers to Abbott, (c) an increase in the sales volume of VetScan chemistry analyzers, VetScan hematology instruments, and veterinary reagent discs, and (d) higher average selling prices of veterinary reagent discs and hematology reagent kits.  These increases in gross profit were partially offset by (a) lower average selling prices of Piccolo chemistry analyzers and medical reagent discs to Abbott, (b) an increase in freight costs to ship products and (c) costs of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL beginning in the third quarter of fiscal 2012.  As a percentage of total revenues, the decrease in gross profit margin was primarily due to (a) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution and (b) costs of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL beginning in the third quarter of fiscal 2012.

Research and Development

The following sets forth our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Research and development expenses	$3,802	$2,634	$1,168	44%	$10,348	$9,096	$1,252	14%
Percentage of total revenues	8%	7%			8%	8%

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

Three and Nine Months Ended December 31, 2012 Compared to Three and Nine Months Ended December 31, 2011

The increase in research and development expenses, in absolute dollars, during the three and nine months ended December 31, 2012, as compared to the same period in fiscal 2012, was primarily attributable to new product development and enhancement of existing products in both the medical and veterinary markets.  Share-based compensation expense included in research and development expenses during the three months ended December 31, 2012 and 2011 was $300,000 and $226,000, respectively, and during the nine months ended December 31, 2012 and 2011 was $854,000 and $641,000, respectively.

We anticipate research and development expenses for fiscal 2013 to remain consistent as a percentage of total revenues, as we develop new products for both the medical and veterinary markets.  There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful or cost effective.

Sales and Marketing

The following sets forth our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
Sales and marketing expenses	$12,373	$9,927	$2,446	25%	$35,647	$28,414	$7,233	25%
Percentage of total revenues	25%	26%			26%	25%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, services related to customer and technical support and costs associated with advertising and marketing of AVRL.

Three and Nine Months Ended December 31, 2012 Compared to Three and Nine Months Ended December 31, 2011

The increase in sales and marketing expenses, in absolute dollars, during the three and nine months ended December 31, 2012, as compared to the same period in fiscal 2012, was primarily due to (a) costs associated with restructuring our sales and marketing personnel in the medical market resulting from our distribution agreement with Abbott and (b) increased costs related to headcount and promotional and marketing spending to support AVRL and the ongoing growth of our veterinary business in North America.  AVRL began providing services starting in the third quarter of fiscal 2012.  Share-based compensation expense included in sales and marketing expenses during the three months ended December 31, 2012 and 2011 was $613,000 and $475,000, respectively, and during the nine months ended December 31, 2012 and 2011 was $1.9 million and $1.4 million, respectively.

General and Administrative

The following sets forth our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Nine Months Ended
	December 31,		Change		December 31,		Change
			Increase/	Percent			Increase/	Percent
	2012	2011	(Decrease)	Change	2012	2011	(Decrease)	Change
General and administrative expenses	$2,210	$3,280	$(1,070)	(33)%	$10,153	$11,194	$(1,041)	(9)%
Percentage of total revenues	4%	9%			7%	10%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

Three and Nine Months Ended December 31, 2012 Compared to Three and Nine Months Ended December 31, 2011

General and administrative expenses, in absolute dollars, during the three months ended December 31, 2012, as compared to the same period in fiscal 2012, decreased primarily due to higher legal expenses in the third quarter of fiscal 2012.  Share-based compensation expense included in general and administrative expenses during the three months ended December 31, 2012 and 2011 was $638,000 and $624,000, respectively.

General and administrative expenses, in absolute dollars, during the nine months ended December 31, 2012, as compared to the same period in fiscal 2012, decreased primarily due to $1.6 million related to start-up costs incurred to develop AVRL during the first six months of fiscal 2012, partially offset by an increase in share-based compensation expense because forfeiture estimates were adjusted to reflect actual forfeitures when an award vested in the first quarter of fiscal 2013.  Share-based compensation expense included in general and administrative expenses during the nine months ended December 31, 2012 and 2011 was $1.9 million and $1.5 million, respectively.

Gain from Legal Settlement

On September 24, 2012 we resolved our patent infringement litigation with Cepheid.  As part of the settlement, the parties agreed to terminate all pending and future claims connected with the litigation in exchange for a one-time payment by Cepheid of $17.3 million, which we recognized as an offset to operating expenses during the second quarter of fiscal 2013.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net, for the periods indicated (in thousands):

	Three Months Ended			Nine Months Ended
	December 31,		Change	December 31,		Change
			Increase/			Increase/
	2012	2011	(Decrease)	2012	2011	(Decrease)
Interest and other income (expense), net	$293	$(91)	$384	$318	$259	$59

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of an unconsolidated affiliate.

Three and Nine Months Ended December 31, 2012 Compared to Three and Nine Months Ended December 31, 2011

The increase in interest and other income (expense), net, during the three months ended December 31, 2012, as compared to the same period in fiscal 2012, was primarily attributable to net favorable foreign currency exchange rates during the third quarter of fiscal 2013.

The increase in interest and other income (expense), net, during the nine months ended December 31, 2012, as compared to the same period in fiscal 2012, was primarily attributable to net favorable foreign currency exchange rates.

Income Tax Provision

The following sets forth our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Income tax provision	$2,996	$1,696	$12,707	$4,892
Effective tax rate	38%	37%	38%	37%

Three and Nine Months Ended December 31, 2012 Compared to Three and Nine Months Ended December 31, 2011

During the three months ended December 31, 2012 and 2011, our income tax provision was $3.0 million, based on an effective tax rate of 38%, and $1.7 million, based on an effective tax rate of 37%, respectively.  During the nine months ended December 31, 2012 and 2011, our income tax provision was $12.7 million, based on an effective tax rate of 38%, and $4.9 million, based on an effective tax rate of 37%, respectively.  During the three and nine months ended December 31, 2012, our effective tax rates were primarily impacted by higher state tax expense and the expiration of the federal research and development tax credit, as compared to the three and nine months ended December 31, 2011.

On January 2, 2013, President Barack Obama signed into law The American Taxpayer Relief Act of 2012, which reinstated the federal research and development tax credit retroactive to January 1, 2012 and extended the credit through December 31, 2013.  As a result of the new legislation, we expect to recognize a tax benefit of approximately $400,000 during the three months ending March 31, 2013.

We did not have any unrecognized tax benefits as of December 31, 2012 and March 31, 2012.  During the three and nine months ended December 31, 2012 and 2011, we did not recognize any interest or penalties related to unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at December 31, 2012 and March 31, 2012 (in thousands, except percentages):

	December 31,	March 31,
	2012	2012
Cash and cash equivalents	$47,427	$45,843
Short-term investments	22,644	21,689
Long-term investments	21,712	23,442
Total cash, cash equivalents and investments	$91,783	$90,974
Percentage of total assets	47%	50%

At December 31, 2012, we had net working capital of $117.8 million compared to $110.0 million at March 31, 2012.

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities for the nine months ended December 31, 2012 and 2011 were as follows (in thousands):

	Nine Months Ended
	December 31,
	2012	2011
Net cash provided by operating activities	$26,138	$17,339
Net cash (used in) provided by investing activities	(4,157)	2,935
Net cash used in financing activities	(20,188)	(28,060)
Effect of exchange rate changes on cash and cash equivalents	(209)	(317)
Net increase (decrease) in cash and cash equivalents	$1,584	$(8,103)

Cash and cash equivalents at December 31, 2012 were $47.4 million compared to $45.8 million at March 31, 2012.  The increase in cash and cash equivalents during the nine months ended December 31, 2012 was primarily due to net cash provided by operating activities of $26.1 million and proceeds from maturities and redemptions of investments of $18.5 million.  The increase was partially offset by purchases of investments of $18.3 million and dividends payment of $22.0 million during the nine months ended December 31, 2012.

Cash Flows from Operating Activities

During the nine months ended December 31, 2012, we generated $26.1 million in cash from operating activities, compared to $17.3 million during the nine months ended December 31, 2011.  The cash provided by operating activities during the nine months ended December 31, 2012 was primarily the result of net income of $20.8 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $4.4 million and share-based compensation expense of $5.3 million, partially offset by a decrease of $1.8 million related to excess tax benefits from share-based awards.

Other changes in operating activities during the nine months ended December 31, 2012 were as follows:

(i) Receivables, net increased by $5.4 million, from $30.7 million at March 31, 2012 to $36.1 million as of December 31, 2012, primarily due to higher sales in the last month of the quarter ended December 31, 2012.

(ii) Inventories increased by $5.5 million, from $19.6 million at March 31, 2012 to $25.1 million as of December 31, 2012, primarily due to an increase in raw materials and finished goods to support future demand.

(iii) Prepaid expenses and other current assets increased by $1.7 million, from $5.4 million at March 31, 2012 to $7.1 million as of December 31, 2012, primarily attributable to the timing of estimated income tax payments.

(iv) Accounts payable increased by $5.1 million, from $6.4 million at March 31, 2012 to $11.5 million as of December 31, 2012, primarily due to the timing and payment of services and inventory purchases.

(v) Accrued payroll and related expenses increased by $2.1 million, from $6.3 million at March 31, 2012 to $8.4 million as of December 31, 2012, primarily due to an increase in accrued payroll as a result of timing of payment obligations.

(vi) Total deferred revenue increased by $1.3 million, resulting from an increase in the current portion of deferred revenue of $176,000, from $1.2 million at March 31, 2012 to $1.4 million as of December 31, 2012, and an increase in the non-current portion of deferred revenue of $1.1 million from $2.4 million at March 31, 2012 to $3.5 million as of December 31, 2012.  The increase in deferred revenue balances is due to (a) an increase in extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments during the nine months ended December 31, 2012 and (b) selling arrangements offered from time to time in the veterinary market that include multiple deliverables, such as instruments, consumables and service agreements associated with our veterinary reference laboratory.  The net increase in deferred revenue was partially offset by deferred revenue recognized ratably over the life of the maintenance contract.

(vii) Total warranty reserves decreased by $380,000, resulting from a decrease in the current portion of warranty reserves of $252,000, from $1.2 million at March 31, 2012 to $993,000 as of December 31, 2012, and a decrease in the non-current portion of warranty reserves of $128,000, from $601,000 at March 31, 2012 to $473,000 as of December 31, 2012.  During the nine months ended December 31, 2012, we recorded an adjustment to pre-existing warranties of $290,000, which reduced our warranty reserves and our cost of revenues, based on both historical and projected product performance rates of instruments.  Our warranty reserves is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs.  Management continually evaluates the sufficiency of the warranty provisions and makes adjustments when necessary.  If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

We anticipate that we will incur incremental additional costs to support our future operations, including further additional pre-clinical testing and clinical trials for our current and future products; research and design costs related to the continuing development of our current and future products; acquisition of capital equipment for our manufacturing facility and costs to operate AVRL.  Furthermore, during the nine months ended December 31, 2012, we incurred legal costs related to a patent infringement lawsuit against Cepheid.  In the future, we may continue to incur additional legal costs.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended December 31, 2012 totaled $4.2 million, compared to net cash provided by investing activities of $2.9 million during the nine months ended December 31, 2011.  Changes in investing activities were as follows:

Investments.  Cash used to purchase investments in certificates of deposits, corporate bonds and municipal bonds totaled $18.3 million during the nine months ended December 31, 2012.  Cash provided by proceeds from maturities and redemptions of investments in certificates of deposits, corporate bonds and municipal bonds totaled $18.5 million during the nine months ended December 31, 2012.

Property and Equipment.  Cash used to purchase property and equipment totaled $4.3 million during the nine months ended December 31, 2012, primarily to support increased capacity requirements in our production line and AVRL operations.  We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended December 31, 2012 totaled $20.2 million, compared to net cash used in financing activities of $28.1 million during the nine months ended December 31, 2011.  The changes during the nine months ended December 31, 2012 were primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $1.6 million and dividends payment of $22.0 million, partially offset by proceeds from the exercise of stock options of $1.6 million and excess tax benefits from share-based awards of $1.8 million.  In December 2012, our Board of Directors declared a special cash dividend of $1.00 per share on our outstanding common stock.  This dividend, which totaled $22.0 million, was paid on December 28, 2012.  Additionally, during the nine months ended December 31, 2012, we did not purchase any shares pursuant to our share repurchase program described below.

Share Repurchase Program

In August 2011, our Board of Directors authorized the repurchase of up to an aggregate of $40.0 million of our common stock.  In January 2012, the Board of Directors approved a $15.0 million increase to the Company’s existing share repurchase program, to a total of $55.0 million.  Since the share repurchase program began, through December 31, 2012, we have repurchased 1.2 million shares of our common stock at a total cost of $27.3 million.  As of December 31, 2012, $27.7 million of our common stock may yet be purchased under such authorization.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.  Repurchased shares are retired.  During the three and nine months ended December 31, 2012, we did not repurchase any of our common stock.

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

Contractual Obligations

Purchase Commitments.  In October 2008, we entered into an original equipment manufacturing (“OEM”) agreement with SMB of Denmark to purchase VSpro specialty analyzers and related cartridges.  Effective January 2011, we amended and restated our OEM agreement, including the terms of our minimum purchase commitments.  Under the amended agreement, we committed to purchase a minimum number of VSpro specialty analyzers and related cartridges on an annual basis during each calendar year 2011 through 2015.  Our purchase obligations in the future may be adjusted if our minimum purchase commitments are not met during a calendar year period.  At December 31, 2012, our total remaining outstanding commitment due is approximately $9.4 million.

In December 2011, we executed a term sheet to enter into a development and supply equipment agreement with Diatron MI PLC (“Diatron”) of Hungary to purchase Diatron hematology instruments.  Effective July 2012, we entered into a development and supply agreement with Diatron and under the agreement terms, we committed to purchase a minimum number of hematology instruments on an annual basis through fiscal year 2015.  At December 31, 2012, our total remaining outstanding commitment due is approximately $7.9 million.  Furthermore, at December 31, 2012, we prepaid $1.5 million to Diatron for future purchases of hematology instruments and reagents, which was recorded in prepaid expenses and other currents assets on the consolidated balance sheet.  The commitment amount is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end.  Because the exchange rate will fluctuate in the future, the amount of the purchase commitment in dollars will change accordingly.

Notes Payable.  We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan was effective January 2011, bears interest at 5.0% and is payable quarterly.  As of December 31, 2012, our short-term and long-term notes payable balances were $100,000 and $707,000, respectively, and we recorded the short-term balance in other accrued liabilities on the consolidated balance sheets.  The entire outstanding balance of the note shall be payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of December 31, 2012.

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

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of our directors in the United States District Court for the Northern District of California alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units.  The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees.  In addition, the plaintiff sought, and on October 23, 2012 the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made.  The Company filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan.  The defendants have filed motions to dismiss the claims.  A hearing on the motions is currently scheduled for March 5, 2013.  Management believes the claims raised by the plaintiff are without merit and intends to contest them vigorously.

We are involved from time to time in various litigation matters in the normal course of business.  There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933.  In addition, we identified no variable interests in any variable interest entities.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments.  Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk.  At December 31, 2012, our short-term and long-term investments totaled $22.6 million and $21.7 million, respectively, consisting of investments in certificates of deposits, corporate bonds and municipal bonds.

As of December 31, 2012, we had $36.7 million in investments classified as held-to-maturity and carried at amortized cost.  We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at December 31, 2012 until maturity and therefore, we believe we have no material exposure to interest rate risk.  As of December 31, 2012, our investments classified as available-for-sale totaled $7.6 million, which we recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of any tax effects, in shareholders’ equity.  A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at December 31, 2012 indicated that such market movement would not have a material effect on our business, operating results or financial condition.  We have not experienced any significant loss on our investment portfolio during fiscal 2012 or during the nine months ended December 31, 2012.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments.  In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Accounting Standards Codification 815, “Derivatives and Hedging.”

Investment in a Privately Held Company

In February 2011, we purchased a 15% equity ownership interest in SMB, a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of our VetScan VSpro point-of-care specialty analyzer since 2008.  The investment is recorded in “Investment in Unconsolidated Affiliate” in our consolidated balance sheets and we use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence.  As of December 31, 2012, the total carrying amount of our investment in SMB was $2.6 million.  The investment is inherently risky and we could lose our entire investment in this company.  To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

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

Other than the foregoing, there have been no material changes in our market risk during the three months ended December 31, 2012 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated that the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of our directors in the United States District Court for the Northern District of California (Case No. C-12-5086 (YGR)), alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units.  The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees.  In addition, the plaintiff sought, and on October 23, 2012 the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made.  The Company filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan.  The defendants have filed motions to dismiss the claims.  A hearing on the motions is currently scheduled for March 5, 2013.  Management believes the claims raised by the plaintiff are without merit and intends to contest them vigorously.

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

•
VSpro Specialty Analyzers and Cartridges:  Our VetScan VSpro specialty analyzers and cartridges are manufactured by Scandinavian MicroBiodevices APS in Denmark and are purchased by us as completed products.

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

As of December 31, 2012, 61 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 33 patents have been issued and 16 patents are currently active.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

Beginning in January 2013, pursuant to the Abbott Agreement, Abbott has the exclusive right to sell and distribute in the United States and China (including Hong Kong) our Piccolo Xpress chemistry analyzer and associated consumables in the professionally-attended human healthcare market in this territory, excluding sales and distribution to Catapult Health LLC and specified customer segments, including pharmacy and retail store clinics, shopping malls and contract research organizations (CROs) and cruise ship lines.  As a result of the Abbott Agreement, we will no longer have control over the marketing and sale of such products into most of the U.S. and China medical market.  The success of our medical business in these markets will be dependent on the efforts of Abbott and, should these efforts be unsuccessful, our business, financial condition and results of operations are likely to be adversely affected.  In addition, as a result of this agreement, we have substantially reduced the size of our United States medical sales force.  The initial term of the Abbott Agreement ends on December 31, 2017, and after the initial term, the agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date.  In the event the agreement is terminated, we would be required to invest and re-establish presence and sales capabilities in markets that were served by Abbott and/or identify one or more suitable replacement distribution partner(s), which would require significant time and effort.  We could not be assured of replacing the capabilities of Abbott in those markets.  New sales personnel and distribution partners take time to train and gain full productivity with customers, and if we are unable to accomplish this successfully, our business, financial condition and results of operations could be adversely affected.  Should we fail to effectively develop our sales, marketing and distribution efforts and navigate regulatory challenges, our growth will be limited and our results of operations will be adversely affected.

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

In the United States medical market, we depend on a few distributors for our Piccolo products.  We entered into formal distribution agreements with the following distributors to sell and market Piccolo chemistry analyzers and medical reagent discs:  Henry Schein’s Medical Group, McKesson Medical-Surgical Inc. and PSS World Medical, Inc.  We depend on these distributors to assist us in promoting market acceptance of our Piccolo chemistry analyzers.  The loss of any of these distributors would have a material negative impact on our operating results and financial condition.  In particular, beginning in January 2013, pursuant to the Abbott Agreement, Abbott has the exclusive right to sell and distribute in the United States and China (including Hong Kong) our Piccolo Xpress chemistry analyzer and associated consumables in the professionally-attended human healthcare market in this territory, subject to certain limitations discussed above.  As a result of the Abbott Agreement, we will no longer have control over the marketing and sale of such products into most of the U.S. and China medical market which subjects us to certain risks, as discussed above.

Internationally, we rely on only a few distributors for our products in both the medical and veterinary diagnostic markets.  We currently rely on distributors that carry either our medical or veterinary products in the following countries:  Australia, Austria, Belgium, Canada, Czech Republic, Denmark, France, Germany, Hong Kong, India, Indonesia, Ireland, Israel, Italy, Japan, Korea, Macao, Mexico, the Netherlands, New Zealand, the Philippines, Portugal, Romania, Russia, Singapore, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates, the United Kingdom and the United States.  Our distributors in each of these countries are responsible for obtaining the necessary approvals to sell our new and existing products.  These distributors may not be successful in obtaining proper approvals for our new and existing products in their respective countries, and they may not be successful in marketing our products.  Furthermore, an inability of, or any delays by, our distributor in receiving the necessary approvals for our new or other products can adversely impact our revenues in a country.  We plan to continue to enter into additional distributor relationships to expand our international distribution base and presence.  However, we may not be successful in entering into additional distributor relationships on favorable terms, or at all.  In addition, our distributors may terminate their relationship with us at any time.  Historically, we have experienced a high degree of turnover among our international distributors.  This turnover makes it difficult for us to establish a steady distribution network overseas.  Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally, and our business and financial condition may be harmed as a result.

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

As of December 31, 2012, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 26 reagent tests that we have on 15 reagent discs.  We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures.  These new test products are crucial for our continued success in the human medical market.  If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States until we provide additional information to the FDA and gain premarket clearance.  The inability to market a new product during this time could harm our future sales.

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

We manufacture our blood chemistry analyzers at our manufacturing facility in Union City, California.  Should we experience problems related to the manufacture of our blood chemistry analyzer, we could fail to achieve anticipated revenues or we may incur an additional increase in our cost of revenues.  These problems may include manufacturing defects and product failures, defects in raw materials acquired from our suppliers, delays in receipt of raw materials from our suppliers, obsolescence, increases in raw materials costs and labor disturbances.  There can be no assurance that our efforts to resolve manufacturing difficulties will be successful or that similar problems will not arise in the future.  If we are unable to prevent such problems from occurring in the future, we may not be able to manufacture sufficient quantities to meet anticipated demand and, therefore, will not be able to effectively market and sell our blood chemistry analyzers or other instruments that we market and sell; accordingly, our revenues and business would be materially adversely affected.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future.  During the quarter ended December 31, 2012, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $34.34 to $38.92 per share and the closing sale price on December 31, 2012, was $37.10 per share.  During the last eight fiscal quarters ended December 31, 2012, our stock price closed at a high of $39.81 per share on July 18, 2012 and a low of $19.99 per share on August 8, 2011.  Many factors may affect the market price of our common stock, including:

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

Our shareholder rights plan and our ability to issue preferred stock may delay or prevent a change of control of Abaxis.

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

4.2	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4.

10.1*	Exclusive Agreement, dated October 26, 2012, by and between Abbott Point of Care Inc. and the Company

10.2
Non-Exclusive Distributor Agreement, dated as of September 28, 2012, by and between MWI Veterinary Supply, Inc. (“MWI”) and the Company (Filed with the Securities and Exchange Commission as an exhibit with MWI’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and incorporated herein by reference.)

10.3*
Letter Agreement, dated as of September 28, 2012, by and between MWI and the Company (Filed with the Securities and Exchange Commission as an exhibit with MWI’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and incorporated herein by reference.)

10.4	2005 Equity Incentive Plan, as amended and restated

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

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

ABAXIS, INC.
(Registrant)

Date: February 11, 2013	BY:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 11, 2013	BY:	/s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)