Form 10-K
period 2013-03-31
ABAXIS INC
filed 2013-06-14
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
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
Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b‑2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of Abaxis as of September 30, 2012, based upon the closing price of such stock on the NASDAQ Global Market on September 28, 2012, was $345,101,000. For purposes of this disclosure, 12,332,000 shares of common stock held by persons who hold more than 5% of the outstanding shares of the registrant’s common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of June 11, 2013, there were 22,283,000 shares of the registrant’s common stock outstanding.

Abaxis, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended March 31, 2013

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Sections 21E of the Securities Exchange Act of 1934, as amended that reflect Abaxis’ current view with respect to future events and financial performance.  In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might,” and similar expressions identify forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated.  Such risks and uncertainties relate to the vulnerability of our manufacturing operations to potential interruptions and delays, fluctuations in our quarterly results of operations and difficulty in predicting future results, our dependence on certain sole or limited source suppliers, and distributors, market acceptance of our products and services and the continuing development of our products and services, protection of Abaxis’ intellectual property or claims of infringement of intellectual property asserted by third parties, risks involved in carrying of inventory, development of our sales, marketing and distribution experience, and our ability to attract, train and retain competent sales personnel, general market conditions and competition and other risks detailed under “Risk Factors” in this Annual Report on Form 10-K.

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

Item 1.  Business

GENERAL

Abaxis, Inc. (“Abaxis,” “the Company,” “us” or “we”) develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. In October 2011, Abaxis also began providing veterinary reference laboratory diagnostic and consulting services for veterinarians through Abaxis Veterinary Reference Laboratories (“AVRL”).

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

ABAXIS PRODUCTS AND SERVICES

We manage our business in two operating segments, the medical market and veterinary market.  Revenues in the medical market accounted for 17%, 19% and 20% of our total revenues for fiscal 2013, 2012 and 2011, respectively.  Revenues in the veterinary market accounted for 81%, 78% and 76% of our total revenues for fiscal 2013, 2012 and 2011, respectively.  See Note 16, “Segment Reporting Information,” of the Notes to Consolidated Financial Statements for additional financial information about our segments.

Point-of-Care Blood Chemistry Analyzers

Our primary product is a blood analysis system, consisting of a compact portable analyzer and a series of single-use plastic discs, called reagent discs, containing all the chemicals required to perform a panel of up to 14 tests on human patients and 13 tests on veterinary patients.  The system can be operated with minimal training and performs multiple routine general chemistry tests on whole blood, serum or plasma samples.  The system provides test results in approximately 12 minutes with the precision and accuracy comparable to a clinical laboratory analyzer.  We manufacture the system in our manufacturing facility in Union City, California and we market our blood chemistry analyzers in both the medical market and in the veterinary market, as described below.

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

We offer our blood analysis system with a total of 30 diagnostic tests.  Our test methods are as follows:

Test Methods		Test Methods
Alanine aminotransferase	ALT	High-density lipoprotein cholesterol	HDL
Albumin	ALB	Lactate	LAC
Alkaline phosphatase	ALP	Lactate dehydrogenase	LD
Amylase	AMY	Magnesium	MG
Aspartate aminotransferase	AST	Phosphorous	PHOS
Bile acids	BA	Potassium	K+
C-reactive protein	CRP	Sodium	NA+
Calcium	CA	Thyroxine	T4
Canine heartworm antigen	CHW	Total bilirubin	TBIL
Chloride	CL-	Total carbon dioxide	tCO2
Creatine kinase	CK	Total cholesterol	CHOL
Creatinine	CRE	Total protein	TP
Direct bilirubin	DBIL	Triglycerides	TRIG
Gamma glutamyltransferase	GGT	Urea nitrogen	BUN
Glucose	GLU	Uric acid	UA

Twenty-one of these tests are marketed for both the medical and veterinary markets.  The tests for CRP, DBIL, HDL, LAC, LD and TRIG are marketed exclusively in the medical market.  The tests for BA, CHW and T4 are marketed exclusively in the veterinary market.  We market our reagent products by configuring these 30 test methods in panels that are designed to meet a variety of clinical diagnostic needs.  We offer 16 multi-test reagent disc products in the medical market and 10 multi-test reagent disc products in the veterinary market.

The reagent discs offered with our Piccolo chemistry analyzers are as follows:

Piccolo Profiles	Description of the Test Panels
Basic Metabolic Panel (CLIA waived)	BUN, CA, CL-, CRE, GLU, K+, NA+, tCO2.
Basic Metabolic Panel Plus	BUN, CA, CL-, CRE, GLU, K+, LD, MG, NA+, tCO2.
BioChemistry Panel Plus (1)	ALB, ALP, ALT, AMY, AST, BUN, CA, CRE, CRP, GGT, GLU, TP, UA.
Comprehensive Metabolic Panel (CLIA waived)	ALB, ALP, ALT, AST, BUN, CA, CL-, CRE, GLU, K+, NA+, TBIL, tCO2, TP.
Electrolyte Panel (CLIA waived)	CL-, K+, NA+, tCO2.
General Chemistry 6 (CLIA waived)	ALT, AST, BUN, CRE, GGT, GLU.
General Chemistry 13 (CLIA waived)	ALB, ALP, ALT, AMY, AST, BUN, CA, CRE, GGT, GLU, TBIL, TP, UA.
Hepatic Function Panel	ALB, ALP, ALT, AST, DBIL, TBIL, TP.
Kidney Check (CLIA waived) (1)	BUN, CRE.
Lipid Panel (CLIA waived)	CHOL, CHOL/HDL RATIO, HDL, LDL, TRIG, VLDL.
Lipid Panel Plus (CLIA waived)	ALT, AST, CHOL, CHOL/HDL RATIO, GLU, HDL, LDL, TRIG, VLDL.
Liver Panel Plus (CLIA waived)	ALB, ALP, ALT, AMY, AST, GGT, TBIL, TP.
MetLac 12 (1)	ALB, BUN, CA, CL-, CRE, GLU, K+, LAC, MG, NA+, PHOS, tCO2.
MetLyte 8 Panel (CLIA waived)	BUN, CK, CL-, CRE, GLU, K+, NA+, tCO2.
MetLyte Plus CRP (1)	BUN, CK, CL-, CRE, CRP, GLU, K+, NA+, tCO2.
Renal Function Panel (CLIA waived)	ALB, BUN, CA, CL-, CRE, GLU, K+, NA+, PHOS, tCO2.
______________________________________
(1)	The panel is offered only on our Piccolo Xpress.

“CLIA waived” means the U.S. Food and Drug Administration (“FDA”) has granted our application to classify the product as having waived status with respect to the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”).  See “Government Regulation” in this section for additional information on CLIA.

The reagent discs offered with our VetScan chemistry analyzers are as follows:

VetScan Profiles	Description of the Test Panels
Avian/Reptilian Profile Plus	ALB, AST, BA, CA, CK, GLOB, GLU, K+, NA+, PHOS, TP, UA.
Canine Wellness Profile including Heartworm (1)	ALB, ALP, ALT, BUN, CA, CHW, CRE, GLOB, GLU, PHOS, TBIL, TP.
Comprehensive Diagnostic Profile	ALB, ALP, ALT, AMY, BUN, CA, CRE, GLOB, GLU, K+, NA+, PHOS, TBIL, TP.
Critical Care Plus	ALT, BUN, CL-, CRE, GLU, K+, NA+, tCO2.
Equine Profile Plus	ALB, AST, BUN, CA, CK, CRE, GGT, GLOB, GLU, K+, NA+, TBIL, tCO2, TP.
Kidney Profile Plus (1)	ALB, BUN, CA, CL, CRE, GLU, PHOS, K+, NA+, tCO2.
Large Animal Profile	ALB, ALP, AST, BUN, CA, CK, GGT, GLOB, MG, PHOS, TP.
Mammalian Liver Profile	ALB, ALP, ALT, BA, BUN, CHOL, GGT, TBIL.
Prep Profile II	ALP, ALT, BUN, CRE, GLU, TP.
Thyroxine (T4) / Cholesterol Profile	CHOL, T4.
______________________________________
(1)	The panel is offered only on our VetScan VS2.

Hematology

We market a veterinary hematology instrument under the name VetScan HM5.  The VetScan HM5 offers a 22-parameter complete blood count (“CBC”) analysis, including a five-part differential cell counter specifically designed for veterinary applications.  We also market the VetScan HM2, a veterinary hematology instrument that offers an 18-parameter CBC analysis, including a three-part white blood cell differential, marketed originally as the VetScan HMII.  We currently purchase these hematology instruments from Diatron MI PLC (“Diatron”) of Budapest, Hungary.  Through April 2004, we marketed a veterinary hematology instrument under the name VetScan HMT.  We continue to support and service our current population of VetScan HM5, VetScan HM2, VetScan HMII and VetScan HMT hematology instruments.  We also market reagent kits to be used with our hematology instruments which we currently purchase from two suppliers:  Clinical Diagnostic Solutions, Inc. and Diatron.

VSpro Specialty

We have marketed VetScan VSpro specialty analyzers since January 2009.  The VetScan VSpro assists in the diagnosis and evaluation of suspected bleeding disorders, toxicity/poisoning, evaluation of disseminated intravascular coagulation, hepatic disease and in monitoring therapy and the progression of disease states.  The point-of-care VetScan VSpro specialty analyzer is offered with a combination assay (PT/aPTT test cartridge) for canine and feline testing.  In December 2010, we introduced the VetScan VSpro Fibrinogen Test, to provide quantitative in-vitro determination of fibrinogen levels in equine platelet poor plasma from a citrated stabilized whole blood sample.  The VetScan VSpro Fibrinogen Test is designed for use with the VSpro specialty analyzer.  We currently purchase the specialty analyzers and related cartridges from Scandinavian Micro Biodevices APS (“SMB”) of Farum, Denmark.

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

•	Canine Heartworm Rapid Test: In January 2009, we introduced the VetScan Canine Heartworm Rapid Test, a highly sensitive and specific test for the detection of Dirofilaria immitis in canine and feline whole blood, serum or plasma. The lateral flow immunoassay technology in the canine heartworm rapid tests provides immediate results.

•	Canine Lyme Rapid Test: In March 2012, we introduced the VetScan Canine Lyme Rapid Test, which detects Borrelia burgdorferi in canine whole blood, serum or plasma.

•	Canine Parvovirus Rapid Test: In March 2011, we introduced the VetScan Canine Parvovirus Rapid Test, a qualitative test for the detection of canine parvovirus antigen in feces. The VetScan Canine Parvovirus Rapid Test uses a unique combination of monoclonal antibodies that provides the detection of parvovirus antigen, allowing the veterinarian to screen for and diagnose the infection.

•	Giardia Rapid Test: In May 2011, we introduced the VetScan Giardia Rapid Test, which detects giardiasis, a gastrointestinal infection caused by the protozoan parasite Giardia. Symptoms of Giardia infection include diarrhea and weight loss and infection is also more common in younger pets.

Abaxis Veterinary Reference Laboratories

In October 2011, we began providing veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States through AVRL, a full-service veterinary laboratory testing facility, based in Olathe, Kansas.  AVRL also focuses on providing specialty and esoteric testing and analysis.  This service complements our full suite of on-site laboratory instrumentation and rapid diagnostics for in hospital routine, critical care and emergency medicine laboratory needs.

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

CUSTOMERS AND DISTRIBUTION

We market and sell our products worldwide by maintaining direct sales forces and through independent distributors.  We primarily sell our veterinary reference laboratory diagnostic and consulting services in the United States through our direct sales force and may enter into arrangements to sell through other channels within North America where appropriate.  Our sales force is primarily located in the United States.  Abaxis Europe GmbH, our wholly-owned subsidiary in Germany, markets and distributes diagnostic systems for medical and veterinary uses in the European market.  Sales and marketing expenses were $46.9 million, $39.6 million and $34.4 million, or 25%, 25% and 24% of our total revenues, in fiscal 2013, 2012 and 2011, respectively.  See Note 17, “Revenues by Product and Service Category and Geographic Region and Significant Concentrations,” of the Notes to Consolidated Financial Statements for additional financial information by geographic area.

Customers

Depending on the needs of a customer segment, we sell our point-of-care analyzers and reagent discs either directly or through distributors.  In the delivery of human or veterinary care, there are many kinds of providers and a multitude of sites where Abaxis products could be used as an alternative to relying on a central laboratory for blood test information, as described below.

Medical Market

We believe that our Piccolo chemistry analyzer, consisting of a menu of 32 reagent test results (includes five calculated tests), is suitable for a wide variety of the human medical market segments.  These market segments include military installations (ships, field hospitals and mobile care units), physicians’ office practices across all specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies and hospital laboratories.  Starting in the first quarter of fiscal 2013, we also began to serve the pharmaceutical clinical trial market.

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

Distribution Within North America

Medical Market

We sell our human-oriented products directly to those customers who serve large human patient populations such as the military, hospitals and accountable care organizations.  As a result of health care reform, we anticipate a consolidation of providers with more centralized purchasing of medical products based on the standardization of care and the use of patient outcome studies to influence purchase decisions.  We plan to achieve our sales objectives by employing or partnering with highly skilled sales specialists and sales teams to work closely with providers in performing studies to show that the use of the Piccolo blood chemistry analyzer can assist in providing better outcomes and practice efficiencies, compared to laboratory alternatives.  As of January 2013, pursuant to our Exclusive Agreement (the “Abbott Agreement”) with Abbott, Abbott has the exclusive right to sell and distribute in the United States and China (including Hong Kong) our Piccolo Xpress chemistry analyzer and associated consumables in the professionally-attended human healthcare markets, excluding sales and distribution to Catapult Health LLC and specified customer segments, which includes pharmacy and retail store clinics, shopping malls and contract research organizations (CROs) and cruise ship lines.  We will continue to sell and distribute these products outside of these market segments.  Under the Abbott Agreement, we have certain responsibilities for providing technical support and warranty services to Abbott in support of its marketing and sales efforts.  The initial term of the Abbott Agreement ends on December 31, 2017, and after the initial term, the Abbott Agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date.

Veterinary Market

Veterinarians are served typically by local distributors, some with national affiliations.  We work with various independent distributors to sell our instruments and consumable products.  In the United States, our distributors, which include, among others, Lextron, Inc. (d/b/a Animal Health International), IVESCO LLC, Merritt Veterinary Supply, Inc., MWI Veterinary Supply, Inc., Northeast Veterinary Supply, Penn Veterinary Supply, Inc., and Western Medical Supply, Inc.  In addition to selling through distributors, we directly supply our VetScan products to Veterinary Centers of America (VCA), a large veterinary hospital chain.  In Canada, our distributors of products in the veterinary market include the following:  Associated Veterinary Purchasing, Aventix, CDMV, Midwest Veterinary Distribution Cooperative Limited, Vet Novations, Veterinary Purchasing Company Limited and Western Drug Distribution Center Limited.

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

We currently have distributors for our products in the following foreign countries:  Australia, Austria, Belgium, Czech Republic, Denmark, France, Germany, Hong Kong, India, Indonesia, Ireland, Israel, Italy, Japan, Korea, Macao, the Netherlands, New Zealand, the Philippines, Poland, Portugal, Romania, Russia, Singapore, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates and the United Kingdom.  Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our new and existing products.

Revenues in Europe accounted for 14%, 14% and 14% of our total revenues for fiscal 2013, 2012 and 2011, respectively.  Revenues in Asia Pacific and rest of the world accounted for 4%, 4% and 4% of our total revenues for 2013, 2012 and 2011, respectively.

MANUFACTURING

We manufacture our Piccolo and VetScan chemistry analyzers and reagent discs at our facility located in Union City, California.  We utilize standardized manufacturing processes, quality control and cost reduction and inventory management programs for our manufacturing operations.  Our manufacturing activities are concentrated in the following three primary areas:

•	Point-of-Care Blood Chemistry Analyzers: The analyzer used in the Piccolo and VetScan systems employs a variety of components designed or specified by us, including a variable speed motor, microprocessors, a liquid crystal display, a printer, a spectrophotometer and other electronic components. These components are manufactured by several third-party suppliers that have been qualified and approved by us and then assembled by our contract manufacturers. The components are assembled at our facility in Union City, California into the finished product and completely tested to ensure that the finished product meets product specifications. Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of suppliers, including certain components from single-source suppliers, Hamamatsu Corporation and UDT Sensors (a division of OSI Optoelectronics). Our analyzers also use a printer that is primarily made by Seiko North America Corporation. We do not have supply agreements with any of these companies and they are not contractually obligated to continue supplying us with components in the quantities or at the prices that such companies have historically provided.

•	Reagent Discs: The molded plastic discs used in the manufacture of the reagent disc are manufactured to our specifications by established injection-molding manufacturers. To achieve the precision required for accurate test results, the discs must be molded to very strict tolerances. To date, we have qualified two injection-molding manufacturers, C. Brewer & Co. and Nypro, Inc. to make the molded plastic discs that, when loaded with reagents and welded together, form our reagent disc products. We do not have supply agreements with either of these companies and they are under no contractual obligation to continue supplying us with discs either in the quantities or at the prices that such companies have historically provided. We are also working with our suppliers to improve yields and increase capacity on the existing production molds. While we have increased the number of disc molding tools to strengthen and better protect our line of supply, an inability by our injection-molding manufacturers to supply sufficient discs would have a material adverse impact on our results of operations. We assemble the reagent discs by loading the molded plastic discs with reagents and then ultrasonically welding together the top and bottom pieces.

•	Reagent Beads / Reagents: Our reagent discs contain dry reagent chemistry beads and diluents to perform blood analyses. Lateral flow rapid tests contain reagents and diluents necessary to perform blood analyses. We purchase chemicals from third-party suppliers and formulate the raw materials, using proprietary processes, into beads at the proper concentration and consistency to facilitate placement in the reagent disc and provide homogeneous dissolution and mixing when contacted by the diluted sample. We are dependent on the following companies who are our single source providers of one or more chemicals that we use in the reagent production process: Amano Enzyme USA Co., Ltd., Kikkoman Corporation Biochemical Division, Microgenics Corporation, a division of Thermo Fisher Scientific, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., SA Scientific Co., Sekisui Diagnostics (formerly Genzyme Diagnostics), Sigma Aldrich Inc. and Toyobo Specialties. We do not have supply agreements with any of these companies and they are under no contractual obligation to continue supplying us in the quantities or at the price such companies have historically provided. Although we believe all of the chemicals provided by these companies would be readily available elsewhere and we continue to evaluate vendor sources to protect and improve our lines of supply, the loss of any of these companies as a supplier could materially adversely affect our manufacturing activities and results of operations.

We also market original equipment manufacturer supplied products that are currently available from limited sources as discussed below.

•	Hematology Instruments and Reagent Kits: Our VetScan hematology instruments are manufactured by Diatron in Hungary and are purchased by us as a completed instrument. In addition, we currently have qualified two suppliers to produce the reagent kits for our hematology instruments: Clinical Diagnostic Solutions, Inc. and Diatron.

•	VSpro Specialty Analyzers and Cartridges: Our VetScan VSpro specialty analyzers and cartridges are manufactured by Scandinavian Micro Biodevices APS in Denmark and are purchased by us as completed products.

•	i-STAT Analyzers and Cartridges: The VetScan i-STAT 1 analyzers and cartridges are manufactured by Abbott Point of Care Inc. in North America and are purchased by us as completed products.

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

MATERIAL RELATIONSHIPS WITH SUPPLIERS AND OTHER THIRD PARTIES

Diatron MI PLC.  Since November 2003, we have had exclusive right to distribute Diatron’s veterinary hematology instruments in Australia, Canada, Japan, New Zealand and the United States.  In July 2012, we entered into a development and supply agreement with Diatron MI PLC (“Diatron”) of Hungary.  Under the agreement terms, we committed to purchase a minimum number of hematology instruments on an annual basis through fiscal year 2015.  At March 31, 2013, our total remaining outstanding commitment due was approximately $6.0 million.  Furthermore, at March 31, 2013, we prepaid $765,000 to Diatron for future purchases of hematology instruments and reagents, which was recorded in prepaid expenses and other currents assets on the consolidated balance sheet.  The commitment amount is based on the minimum number of hematology instruments that we are required to purchase, the cost of the instruments and the Euro exchange rate at period-end.

Scandinavian Micro Biodevices APS.  In October 2008, we entered into an original equipment manufacturing (“OEM”) agreement with SMB of Denmark to purchase VSpro specialty analyzers and related cartridges.  Effective January 2011, we amended and restated our OEM agreement, including the terms of our minimum purchase commitments.  Under the amended agreement, we committed to purchase a minimum number of VSpro specialty analyzers and related cartridges on an annual basis during each calendar year 2011 through 2015.  Our purchase obligations in the future may be adjusted if our minimum purchase commitments are not met during a calendar year period.  At March 31, 2013, our total remaining outstanding commitment due is approximately $9.1 million.

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

Abbott Point of Care Inc.  Beginning in January 2013, pursuant to the Abbott Agreement, Abbott has the exclusive right to sell and distribute in the United States and China (including Hong Kong) our Piccolo Xpress chemistry analyzer and associated consumables in the professionally-attended human healthcare markets, excluding sales and distribution to Catapult Health LLC and to specified customer segments, which includes pharmacy and retail store clinics, shopping malls, contract research organizations (CROs) and cruise ship lines.  We will continue to sell and distribute these products outside of these market segments.  Under the Abbott Agreement, we have certain responsibilities for providing technical support and warranty services to Abbott in support of its marketing and sales efforts.  The initial term of the Abbott Agreement ends on December 31, 2017, and after the initial term, the Abbott Agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date.

In May 2009, we entered into an exclusive agreement with Abbott, granting us the right to sell and distribute Abbott’s i-STAT® 1 handheld instrument (i-STAT 1 analyzer) and associated consumables for blood gas, electrolyte, basic blood chemistry and immunoassay testing in the animal health care market worldwide.  Our right to sell and distribute these products was initially non-exclusive, but became exclusive in all countries of the world, except for Japan, in November 2009.  Our rights in Japan remain non-exclusive for the term of the agreement.  The initial term of the agreement ends on December 31, 2014, and after this initial term, our agreement continues automatically for successive one-year periods unless terminated by either party.  We are subject to minimum purchase and minimum sales requirement if we want to maintain as an exclusive distributor of the related products.

Animal Health International.  Lextron, Inc. (d/b/a Animal Health International), a distributor of our veterinary products in the United States, accounted for 11% of our total worldwide revenues in fiscal 2013.  Animal Health International was formed in 2011 from two animal health companies, which included Walco International, Inc., d/b/a DVM Resources.

Becton, Dickinson and Company.  In January 2011, we entered into a ten year supplier agreement with Becton, Dickinson and Company (“BD”) for products using Abaxis’ patented Orbos Discrete Lyophilization Process.  In our agreement, BD will be subject to purchase minimum quantities on an annual basis during each calendar year 2011 through 2021, which we estimate to total approximately $30.0 million in revenues during the ten-year period.  The agreement will expire in January 2021 and can be extended.

MWI Veterinary Supply, Inc.  In September 2012, we entered into a non-exclusive distributor agreement with MWI Veterinary Supply, Inc. (“MWI”).  Beginning in January 2013, MWI sells and distributes our veterinary products in the United States.

National Institute for Strategic Technology Acquisition and Commercialization / The Kansas State University.  In January 2011, we entered into agreements with affiliates of the Kansas State University relating to our anticipated establishment of AVRL.  We entered into a testing services agreement with K-State Diagnostic and Analytical Services, Inc. and the Veterinary Diagnostic Laboratory operated by the Kansas State University (“KDAS/VDL”). Pursuant to this agreement, KDAS/VDL will perform certain diagnostic services for AVRL at our request on a fee-for-services basis.  The initial term of the agreement is five years and may be extended for additional periods if the parties desire to do so.  We have certain rights to terminate this agreement early.  We also entered into a Master Agreement with the National Institute for Strategic Technology Acquisition and Commercialization (“NISTAC”) and the Kansas State University Research Foundation (“KSURF”), pursuant to which we will pay royalties to KSURF on AVRL sales for ten years.  If our separate testing services agreement expires or is terminated early, the royalty obligations will continue for the full ten-year period, but at a reduced rate.  In addition, in January 2011, we issued to NISTAC a warrant to purchase 10,000 shares of our common stock at an exercise price of $3.00 per share and in October 2011, we issued an additional warrant to NISTAC to purchase 20,000 shares of our common stock with an exercise price of $3.00 per share, based on the date that Abaxis first received samples from a paying customer for which KDAS/VDL could have performed one or more of the veterinary diagnostic and laboratory testing and related services contemplated by the testing services agreement.  Each warrant vests at a rate of 20% annually from its issuance date and has a term of five years.

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

Historically, hospitals and commercial laboratories perform most of the human diagnostic testing, and veterinary specialized commercial laboratories perform most of the veterinary medical testing.  We have identified five principal factors that we believe customers typically use to evaluate our products and those of our competitors.  These factors include the following:  (i) range of tests offered; (ii) immediacy of results; (iii) cost effectiveness; (iv) ease of use and (v) reliability of results.  We believe that we compete effectively on each of these factors except for the range of tests offered.  Clinical laboratories are effective at processing large panels of tests using skilled technicians and complex equipment.  Currently, while our offering of instruments and reagent discs does not provide the same broad range of tests as hospitals and commercial laboratories, we believe that in certain markets, our products provide a sufficient breadth of test menus to compete successfully with clinical laboratories given the advantages of our products with respect to the other four factors.

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

As of March 31, 2013, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 27 reagent tests that we have on 16 reagent discs.  We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures.  These new test products are crucial for our continued success in the human medical market.  If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States until we provide additional information to the FDA and gain premarket clearance.  The inability to market a new product during this time could harm our future sales.

Clinical Laboratory Improvement Amendments

Our Piccolo products are also affected by the CLIA.  The CLIA regulations are intended to ensure the quality and reliability of all medical testing in the United States regardless of where the tests are performed.  The current CLIA regulations divide laboratory tests into three categories:  “waived,” “moderately complex” and “highly complex.”  Five of the tests performed using the Piccolo system are in the “moderately complex” category.  This category requires that any location in which testing is performed be certified as a laboratory. Hence, we can only sell some Piccolo products to customers who meet the standards of a laboratory.  To receive “laboratory” certification, a testing facility must be certified by the Centers for Medicare and Medicaid Services.  After the testing facility receives a “laboratory” certification, it must then meet the CLIA regulations.  Because we can only sell some Piccolo products to testing facilities that are certified “laboratories,” the market for some products is correspondingly constrained.

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

RESEARCH AND DEVELOPMENT

Research and development activities relate to development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products. Our research and development expenses, which consist of personnel costs, consulting expenses and materials and other related expenses, were $13.6 million, $12.2 million and $12.0 million, or 7%, 8% and 8% of our total revenues, in fiscal 2013, 2012 and 2011, respectively.

PATENTS AND PROPRIETARY TECHNOLOGIES

We have pursued the development of a patent portfolio to protect our proprietary technology.  Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business.  We also rely upon trade secrets, know-how, continuing technological innovations and licensing opportunities to develop and maintain competitive position.  As of March 31, 2013, 61 patent applications have been filed on our behalf with the United States Patent and Trademark Office, of which 34 patents have been issued and 15 patents are currently active.  The expiration dates of our active patents with the United States Patent and Trademark Office range from September 2013 to September 2030.  In addition, we have 5 issued and active foreign patents and 28 foreign applications pending, of which two are Patent Cooperation Treaty international applications to be filed nationally in foreign countries.

EMPLOYEES

As of March 31, 2013, we employed 535 full-time employees distributed across the following divisions:  59 in research and development; 221 in manufacturing and reference laboratory operations; and 255 in sales, general and administrative.  None of our employees is covered by a collective bargaining agreement and we consider our relations with our employees to be good.

INFORMATION AVAILABLE TO INVESTORS

We make available, free of charge on or through our Internet address located at www.abaxis.com, our annual reports on Form 10‑K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  In addition, copies of our reports, proxy statements and other information filed electronically with the SEC may be accessed at http://www.sec.gov.  The public may also submit a written request to the SEC, Office of FOIA/PA Operations, 100 F Street, NE, Washington, DC 20549.  This information may also be obtained by calling the SEC at 202‑551‑8300, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 202‑772‑9337.

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

In the United States and China, we rely on Abbott as our exclusive distributor in the medical market to sell our products.  Our dependency on Abbott means that any failure to successfully develop products and maintain this relationship could adversely affect our business.

Beginning in January 2013, pursuant to the Abbott Agreement, Abbott has the exclusive right to sell and distribute in the United States and China (including Hong Kong) our Piccolo Xpress chemistry analyzer and associated consumables in the professionally-attended human healthcare markets, excluding sales and distribution to Catapult Health LLC and specified customer segments, which includes pharmacy and retail store clinics, shopping malls and contract research organizations (CROs) and cruise ship lines.  As a result of the Abbott Agreement, we will no longer have control over the marketing and sale of our primary medical products into most of the U.S. and China medical market and will be dependent upon the efforts and priorities of Abbott in promoting and creating a demand for such products in such market.  Should these efforts be unsuccessful, our business, financial condition and results of operations are likely to be adversely affected.  Specifically, we do not have any control over pricing, inventory levels, distribution efforts and other factors that may impact the level of sales achieved, timing of revenue recognized and accruals for returns and other adjustments that may impact our reported sales.  Moreover, as Abbott only recently became the exclusive distributor of our Piccolo Xpress chemistry analyzer and associated consumables in January 2013, we are dependent upon their forecasts and initial sales efforts and maintenance of the existing sub-distributor agreements, which were assigned to them under our arrangement, in generating revenue with respect to these products.  This transition may result in significant variability of our revenues with respect to our products under this agreement.

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

In the human medical market, we believe that our blood chemistry analyzers offer customers many advantages, including substantial improvements in practice efficiencies.  However, the implementation of point-of-care diagnostics in physicians’ offices involves changes to current standard practices, such as using large clinical laboratories, and adopting our technology requires a shift in both the procedures and mindset of care providers.  The human medical market in particular is highly regulated, structured, difficult to penetrate and often slow to adopt new product offerings.  If we or our distribution partner, Abbott Point of Care, are unable to convince large numbers of medical clinics, hospitals and other point-of-care environments of the benefits of our Piccolo blood chemistry analyzers and our other products, we could fail to achieve anticipated revenue.

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

As of March 31, 2013, 61 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 34 patents have been issued and 15 patents are currently active.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

We depend on our distributors to assist us in promoting market acceptance of our Piccolo chemistry analyzers in the United States medical market.  The loss of any of these distributors would have a material negative impact on our operating results and financial condition.  In particular, beginning in January 2013, pursuant to the Abbott Agreement, Abbott has the exclusive right to sell and distribute in the United States and China (including Hong Kong) our Piccolo Xpress chemistry analyzer and associated consumables in the professionally-attended human healthcare market in this territory, subject to certain limitations discussed above.  As a result of the Abbott Agreement, we will no longer have control over the marketing and sale of such products into most of the U.S. and China medical market which subjects us to certain risks, as discussed above.

Internationally, we rely on only a few distributors for our products in both the medical and veterinary diagnostic markets.  We currently rely on distributors that carry either our medical or veterinary products in the following countries:  Australia, Austria, Belgium, Canada, Czech Republic, Denmark, France, Germany, Hong Kong, India, Indonesia, Ireland, Israel, Italy, Japan, Korea, Macao, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Portugal, Romania, Russia, Singapore, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates, the United Kingdom and the United States.  Our distributors in each of these countries are responsible for obtaining the necessary approvals to sell our new and existing products.  These distributors may not be successful in obtaining proper approvals for our new and existing products in their respective countries, and they may not be successful in marketing our products.  Furthermore, an inability of, or any delays by, our distributor in receiving the necessary approvals for our new or other products can adversely impact our revenues in a country.  We plan to continue to enter into additional distributor relationships to expand our international distribution base and presence.  However, we may not be successful in entering into additional distributor relationships on favorable terms, or at all.  In addition, our distributors may terminate their relationship with us at any time.  Historically, we have experienced a high degree of turnover among our international distributors.  This turnover makes it difficult for us to establish a steady distribution network overseas.  Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally, and our business and financial condition may be harmed as a result.

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

We have developed a blood analysis system that consists of a portable blood analyzer and single-use reagent discs.  Each reagent disc performs a series of standard blood tests.  We believe that it is necessary to develop additional series of reagent discs with various tests for use with the Piccolo chemistry analyzers if we are to compete in that market.  Historically, we have developed reagent discs suitable for the human medical and veterinary diagnostic markets.  We have received 510(k) clearances from the U.S. Food and Drug Administration (“FDA”) for 27 test methods in the human medical market.  These tests are included in standard tests for which the medical community receives reimbursements from third-party payors such as managed care organizations and Medicare.  We may not be able to successfully manufacture or market these reagent discs.  Our failure to meet these challenges will materially adversely affect our operating results and financial condition.

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

We believe that we compete effectively on each of these factors except for the range of tests offered.  Clinical laboratories are effective at processing large panels of tests using skilled technicians and complex equipment.  Currently, while our offering of instruments and reagent discs does not provide the same broad range of tests as hospitals and commercial laboratories, we believe that in certain markets, our products provide a sufficient breadth of test menus to compete successfully with clinical laboratories given the advantages of our products with respect to the other four factors.  In addition, we cannot assure you that we will continue to be able to compete effectively on cost effectiveness, ease of use, immediacy of results or reliability of results.  We also cannot assure you that we will ever be able to compete effectively on the basis of range of tests offered.

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

Effects of Government Regulation on our Products

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

As of March 31, 2013, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 27 reagent tests that we have on 16 reagent discs.  We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures.  These new test products are crucial for our continued success in the human medical market.  If we do not receive 510(k) clearance for a particular product, we will not be able to market that product in the United States until we provide additional information to the FDA and gain premarket clearance.  The inability to market a new product during this time could harm our future sales.

Effects of the Clinical Laboratory Improvement Amendments on our Products

Our Piccolo products are also affected by the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”).  The CLIA Regulations are intended to ensure the quality and reliability of all medical testing in the United States regardless of where the tests are performed.  The current CLIA regulations divide laboratory tests into three categories:  “waived,” “moderately complex” and “highly complex.”  Five of the tests performed using the Piccolo system are in the “moderately complex” category.  This category requires that any location in which testing is performed be certified as a laboratory.  Hence, we can only sell some Piccolo products to customers who meet the standards of a laboratory.  To receive “laboratory” certification, a testing facility must be certified by the CMS.  After the testing facility receives a “laboratory” certification, it must then meet the CLIA regulations.  Because we can only sell some Piccolo products to testing facilities that are certified “laboratories,” the market for some products is correspondingly constrained.

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

Our management assessed the effectiveness of our internal control over financial reporting as of our fiscal years ended March 31, 2013 and 2012.  Although we received an unqualified opinion on our consolidated financial statements for the fiscal years ended March 31, 2013 and 2012, and on the effectiveness of our internal control over financial reporting as of March 31, 2013 and 2012, we cannot predict the outcome of our testing in future periods.  In the event that our internal control over financial reporting is not effective as defined under Section 404, or any failure to implement required new or improved controls, or difficulties encountered in implementation could harm operating results or prevent us from accurately reporting financial results or cause a failure to meet our reporting obligations in the future.  If management cannot assess internal control over financial reporting is effective, or our independent registered public accounting firm is unable to provide an unqualified attestation report on such assessment, investor confidence and our share value may be negatively impacted.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended March 31, 2013, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $37.48 to $47.32 per share and the closing sale price on March 28, 2013, the last day of trading for our quarter ended March 31, 2013, was $47.32 per share.  During the last eight fiscal quarters ended March 31, 2013, our stock price closed at a high of $47.32 per share on March 28, 2013 and a low of $19.99 per share on August 8, 2011.  Many factors may affect the market price of our common stock, including:

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

Additionally, our facilities include the following:

•	Lease of approximately 38,856 square feet of warehousing space in Union City, California, expiring in fiscal 2017.

•	Lease of approximately 20,380 square feet of office and laboratory space in Olathe, Kansas, expiring in fiscal 2017.

•	Lease of approximately 8,900 square feet of office space in Darmstadt, Germany, expiring in fiscal 2015, which serves as our headquarters for Abaxis Europe GmbH.

•	Lease of approximately 12,820 square feet of warehousing space in Griesheim, Germany. In April 2013, we extended our lease to January 2025.

We believe that our existing facilities are adequate to meet our current requirements, and that we will be able to obtain additional facilities space on commercially reasonable terms, if and when they are required.

Item 3.  Legal Proceedings

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of our directors in the United States District Court for the Northern District of California alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units.  The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees.  In addition, the plaintiff sought, and on October 23, 2012 the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made.  The Company filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan.  The defendants have filed motions to dismiss the claims.  A hearing on the motions was held on May 7, 2013 and we are awaiting the court’s ruling.  Management believes the claims raised by the plaintiff are without merit and intends to contest them vigorously.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Market under the symbol “ABAX.”  The following table sets forth the quarterly high and low intra-day per share sales prices for the common stock from April 1, 2012 through March 31, 2013 as reported on the NASDAQ Global Market:

	Prices
	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
Quarter ended June 30	$37.10	$26.11	$31.69	$27.01
Quarter ended September 30	40.58	34.43	30.50	19.68
Quarter ended December 31	39.20	33.28	29.91	21.67
Quarter ended March 31	47.98	37.00	29.98	25.56

Holders

As of June 11, 2013, there were 22,283,000 shares of our common stock outstanding, held by 114 shareholders of record.

Dividends

We paid a special cash dividend of $1.00 per share on our outstanding common stock, to shareholders of record as of the close of business on December 17, 2012.  Our Board of Directors may consider the declaration of a dividend from time to time.  However, we do not anticipate paying cash dividends in the foreseeable future.

Issuer Purchases of Equity Securities

On August 5, 2011, the Board of Directors authorized the repurchase of up to an aggregate of $40.0 million of our common stock.  The share repurchase program was announced on August 8, 2011.  In January 2012, the Board of Directors approved a $15.0 million increase to its existing share repurchase program, to a total of $55.0 million.  As of March 31, 2013, $27.7 million of our common stock may yet be purchased under such authorization.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.

We did not repurchase any equity securities during the fiscal year ended March 31, 2013.

Stock Performance Graph(1)

The graph below compares the cumulative total shareholder return on an investment in our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Securities Index over the past five year period ended March 31, 2013.  The shareholder return shown on the graph is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

The graph assumes the investment of $100 on March 31, 2008 in our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Securities Index and assumes dividends, if any, are reinvested.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Abaxis, Inc., the Russell 2000 Index,

and the NASDAQ Medical Equipment Securities Index

	3/31/2008	3/31/2009	3/31/2010	3/31/2011	3/31/2012	3/31/2013
Abaxis, Inc.	$100.00	$74.41	$117.35	$124.47	$125.72	$209.70
Russell 2000	$100.00	$62.50	$101.72	$127.96	$127.73	$148.55
NASDAQ Medical Equipment Securities	$100.00	$54.40	$98.76	$106.99	$121.86	$122.12
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

Item 6.  Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data of Abaxis for each of the five years ended with March 31, 2013.  The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements, related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$186,025	$156,596	$143,676	$124,557	$105,562
Cost of revenues	87,794	71,493	63,884	52,435	46,937
Gross profit	98,231	85,103	79,792	72,122	58,625
Operating expenses:
Research and development	13,577	12,246	11,973	10,688	8,361
Sales and marketing	46,943	39,618	34,384	30,138	24,712
General and administrative	12,825	13,782	10,963	10,521	7,757
Gain from legal settlement	(17,250)	-	-	-	-
Total operating expenses	56,095	65,646	57,320	51,347	40,830
Income from operations	42,136	19,457	22,472	20,775	17,795
Interest and other income (expense), net	253	710	1,099	630	1,271
Income before income tax provision	42,389	20,167	23,571	21,405	19,066
Income tax provision	14,930	7,076	9,034	8,382	7,053
Net income	$27,459	$13,091	$14,537	$13,023	$12,013
Net income per share:
Basic net income per share	$1.25	$0.59	$0.65	$0.59	$0.55
Diluted net income per share	$1.23	$0.58	$0.64	$0.58	$0.54
Cash dividends declared per share:	$1.00	$-	$-	$-	$-
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	21,946	22,084	22,365	22,021	21,826
Weighted average common shares outstanding - diluted	22,381	22,462	22,858	22,606	22,324

	As of March 31,
	2013	2012	2011	2010	2009
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$54,910	$45,843	$43,471	$27,857	$49,237
Short-term investments	23,354	21,689	25,981	32,343	20,776
Working capital	132,944	109,966	107,542	89,327	101,815
Long-term investments	17,000	23,442	36,237	36,319	4,886
Total assets	201,763	181,836	188,260	167,816	140,711
Non-current liabilities	5,550	4,620	3,090	1,682	2,270
Total shareholders' equity	176,194	159,785	168,648	147,119	126,892

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

BUSINESS OVERVIEW

Company Description

Abaxis, Inc. develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.  In October 2011, Abaxis also began providing veterinary reference laboratory diagnostic and consulting services for veterinarians through AVRL.

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

Financial Results.  In fiscal 2013, we achieved total revenues of $186.0 million, an increase of 19% over fiscal 2012.  The growth included increases in both revenues from instrument sales, which were $46.0 million, an increase of 31%, when compared to the prior year, and revenues from consumable sales, which were $127.5 million, an increase of 12%, when compared to the prior year.  Gross profit in fiscal 2013 was $98.2 million, an increase of 15% over the prior year, primarily attributable to changes in the product mix in our veterinary market.

Sales and marketing expenses were $46.9 million for fiscal 2013 and $39.6 million for fiscal 2012, an increase of $7.3 million, or 18%, from fiscal 2012 to fiscal 2013.  The increase in sales and marketing expenses was primarily due to increased costs related to headcount and promotional and marketing spending to support the ongoing growth of our veterinary business in North America.  General and administrative expenses were $12.8 million for fiscal 2013 and $13.8 million for fiscal 2012, a decrease of $957,000, or 7%, from fiscal 2012 to fiscal 2013. The decrease was primarily due to (a) higher legal expenses incurred during fiscal 2012 related to pursuing a patent infringement case, which we resolved in September 2012 and (b) start-up costs to develop AVRL during the first six months of fiscal 2012, partially offset by (c) an increase in personnel-related costs related to share-based compensation.

Net income for fiscal 2013 was $27.5 million, a 110% increase from $13.1 million in fiscal 2012, due primarily to the increases in instrument and consumable sales and gain from our legal settlement with Cepheid of $17.3 million, offset in part by an increased income tax provision of $6.5 million resulting from such settlement and the increased expenses set forth above. Our diluted earnings per share increased to $1.23 in fiscal 2013 from $0.58 in fiscal 2012.

Cash, cash equivalents and investments increased by $4.3 million in fiscal 2013 to a total of $95.3 million at March 31, 2013.  The primary source of cash and cash equivalents during fiscal 2013 was operating cash flows of $29.2 million.  Key non-operating uses of cash during fiscal 2013 included the payment of a special cash dividend of $1.00 per share, totaling $22.0 million to shareholders of record on December 17, 2012.

Products and Services.  We manage our business in two operating segments, the medical market and veterinary market, as described below.  See “Segment Results” in this section for a detailed discussion of financial results.

Medical Market.  We serve a worldwide customer group in the medical market consisting of military installations (ships, field hospitals and mobile care units), physicians’ office practices across all specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies and hospital laboratories.  Starting in the first quarter of fiscal 2013, we also began to serve the pharmaceutical clinical trial market.  As of January 2013, pursuant to our Exclusive Agreement (the “Abbott Agreement”) with Abbott, Abbott has the exclusive right to sell and distribute in the United States and China (including Hong Kong) our Piccolo Xpress chemistry analyzer and associated consumables in the professionally-attended human healthcare market in this territory, excluding sales and distribution to Catapult Health LLC and specified customer segments, which includes pharmacy and retail store clinics, shopping malls and contract research organizations (CROs) and cruise ship lines.  We will continue to sell and distribute these products outside of these market segments.  Under the Abbott Agreement, we have certain responsibilities for providing technical support and warranty services to Abbott in support of its marketing and sales efforts.  The initial term of the Abbott Agreement ends on December 31, 2017, and after the initial term, the Abbott Agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date.

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

VSpro Specialty.  We offer two tests, coagulation and fibrinogen testing, which are used with the VetScan VSpro specialty analyzer.  The VetScan VSpro coagulation tests assist in the diagnosis and evaluation of suspected bleeding disorders, toxicity/poisoning, evaluation of disseminated intravascular coagulation, hepatic disease and in monitoring therapy and the progression of disease states.  The VetScan VSpro Fibrinogen tests provide quantitative in-vitro determination of fibrinogen levels in equine platelet poor plasma from a citrated stabilized whole blood sample.

i-STAT.  The VetScan i‑STAT analyzers and related VetScan i‑STAT consumables are used to deliver accurate blood gas, electrolyte, chemistry and hematology results in minutes from 2-3 drops of whole blood.

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

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors.  Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control, including but not limited to inventory or timing considerations by our distributors and transitioning the majority of our medical sales to Abbott, as discussed above.  We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received.  Product sales in any quarter are generally dependent on orders booked and shipped in that quarter.  As a result, any such revenues shortfall would negatively affect our operating results and financial condition.  In addition, our sales may be adversely impacted by pricing pressure from competitors.  Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our Piccolo and VetScan products and to achieve profitability in AVRL and to successfully compete with other competitors.  We believe that period to period comparisons of our results of operations are not necessarily meaningful indicators of future results.

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

Multiple Element Revenue Arrangements.  Our sales arrangements may contain multiple element revenue arrangements in which a customer may purchase a combination of instruments, consumables or extended maintenance agreements.  Additionally, we provide incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of our instruments.  Starting in fiscal 2012, we participate in selling arrangements in the veterinary market that include multiple deliverables, such as instruments, consumables and service agreements associated with our veterinary reference laboratory.  Judgments as to the allocation of consideration from an arrangement to the multiple elements of the arrangement, and the appropriate timing of revenue recognition are critical with respect to these arrangements.

A multiple element arrangement includes the sale of one or more tangible product offerings with one or more associated services offerings, each of which are individually considered separate units of accounting.  We allocate revenues to each element in a multiple element arrangement based upon the relative selling price of each deliverable.  When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price.  If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price for that deliverable.  Revenue allocated to each element is then recognized when all revenue recognition criteria are met for each element.

Revenues from our multiple element arrangements are allocated separately to the instruments, consumables, extended maintenance agreements and incentives based on the relative selling price method.  Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately. Revenues allocated to each element are then recognized when the basic revenue recognition criteria, as described above, are met for each element.  Revenues associated with incentives in the form of free goods are deferred until the goods are shipped to the customer.  Revenues associated with incentives in the form of extended maintenance agreements are deferred and recognized ratably over the life of the extended maintenance contract, generally one to three years.  Incentives in the form of extended maintenance agreements are our most significant multiple element arrangement.

For our selling arrangements in the veterinary market that include multiple deliverables, such as instruments, consumables and service agreements associated with our veterinary reference laboratory, revenue is recognized upon delivery of the product or performance of the service during the term of the service contract when the basic revenue recognition criteria, as described above, are met for each element.  We allocate revenues to each element based on the relative selling price of each deliverable.  Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately.

From time to time, we offer customer incentives comprising of arrangements with customers to include discounts on future sales of services associated with our veterinary reference laboratory.  We apply judgment in determining whether future discounts are significant and incremental.  When the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the original arrangement.  To determine whether a discount is significant and incremental, we look to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement.  If the discount in the multiple element arrangement approximates the discount typically provided in standalone sales, that discount is not considered incremental.  During fiscal 2013 and 2012, our customer incentive programs with future discounts were not significant.

At March 31, 2013 and 2012, the current portion of deferred revenue balances was $1.4 million and $1.2 million, respectively, and the non-current portion of deferred revenue balances was $3.8 million and $2.4 million, respectively.  The total increase in deferred revenue balances as of March 31, 2013 is primarily due to an increase in maintenance contracts offered to customers from time to time in the form of free services in connection with the sale of our products, partially offset by deferred revenue recognized ratably over the life of the maintenance contract.

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

The following table summarizes the change in total accrued distributor and customer rebates (in thousands):

	Balance at
	Beginning			Balance at
	of Year	Provisions	Payments	End of Year
Year Ended March 31, 2013	$696	$2,058	$(1,711)	$1,043
Year Ended March 31, 2012	$411	$1,626	$(1,341)	$696
Year Ended March 31, 2011	$48	$694	$(331)	$411

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

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  As of March 31, 2013, our investments in cash equivalents, which we classified as available-for-sale, totaled $12.2 million, using Level 1 inputs since these investments are traded in an active market.  The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active.  Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.  As of March 31, 2013, our available-for-sale investments in certificates of deposits, corporate bonds and municipal bonds, totaled $7.6 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.  As of March 31, 2013, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date.  At March 31, 2013, we also had $32.7 million in investments classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliate.  In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash.  We use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence.  Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value.  We eliminate all intercompany transactions in accounting for our equity method investments.  We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on the consolidated statements of income.  At March 31, 2013 and 2012, our investment in unconsolidated affiliate totaled $2.6 million.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.  We did not recognize any impairment loss on investment in unconsolidated affiliate during fiscal 2013, 2012 and 2011.

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

As of March 31, 2013, our current portion of warranty reserves for instruments and reagent discs totaled $995,000 and our non-current portion of warranty reserves for instruments totaled $389,000, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc.

Each quarter, we reevaluate our estimate of warranty reserves, including our assumptions.  During fiscal 2013, we recorded an adjustment to pre-existing warranties of $290,000, which reduced our warranty reserves and our cost of revenues, based on both historical and projected product performance rates of instruments.  For fiscal 2013, 2012 and 2011, the provision for warranty expense related to instruments was $859,000, $1.2 million and $818,000, respectively.  The provision related to instruments decreased during fiscal 2013, as compared to fiscal 2012, primarily attributable to our quarterly evaluation of service experience on our chemistry analyzers based on estimated product failure rates.  The increase in the provision related to instruments during fiscal 2012 was primarily attributed to a change in our standard warranty period and an increase in the number of instruments under standard warranty.

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

Valuation of Long-Lived Assets.  We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate.  We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount.  If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. We did not recognize any impairment charges on long-lived assets during fiscal 2013, 2012 and 2011.

Intangible Assets.  Intangible assets, consisting of purchased patents, licenses and other rights acquired from third parties, are presented at cost, net of accumulated amortization.  The intangible assets are amortized using the straight-line method over their estimated useful life, which approximates the economic benefit.  If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, would be adjusted accordingly, and could result in a material change in the amortization expense and the carrying value for such asset. During fiscal 2013, 2012 and 2011, our changes in estimated useful life of intangible assets were not significant.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes.  For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions.  At March 31, 2013 and 2012, we had no significant uncertain tax positions.  Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.  For fiscal 2013, 2012 and 2011, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at March 31, 2013 and 2012, we had no accrued interest or penalties.

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

We have not granted any stock options since the beginning of fiscal 2007 and we did not grant stock options during fiscal 2013, 2012 or 2011.  We have recognized compensation expense during the requisite service period of the stock option.  As of March 31, 2013, we had no unrecognized compensation expense related to stock options granted.

Since fiscal 2007, we grant restricted stock unit awards to employees, consultants and directors as part of our share-based compensation program.  Equity award grants to consultants were insignificant.  Awards of restricted stock units may be either grants of time-based or performance-based restricted stock units that are issued at no cost to the recipient, as described below.

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

We also began granting restricted stock unit awards subject to performance vesting criteria, which we refer to as restricted stock unit awards (performance vesting), to our executive officers in fiscal 2013.  During the first quarter of fiscal 2013, the Compensation Committee of our Board of Directors (the “Compensation Committee”) approved the grant of restricted stock unit awards (performance vesting) for 84,000 shares of common stock to our executive officers (the “FY2013 Performance RSUs”).  The FY2013 Performance RSUs were subject to vesting in four equal annual increments based upon:  (1) achievement of certain pre-established corporate annual performance-related goals, as established by the Compensation Committee; and (2) the grantee’s satisfying service requirements through the vesting period.  The fiscal 2013 performance target was established at the grant date following ASC 718-10-55-95 and the aggregate estimated grant date fair value of the FY2013 Performance RSUs was $752,000, or $35.62 per share, based on the closing market price of our common stock on the date of grant.  The number of vested restricted stock unit awards (performance vesting) is determined at the end of each annual performance period.  Because each annual performance target was to be set at the start of each respective single-fiscal year performance period, and only the target for fiscal 2013 performance was set as of March 31, 2013, only 25% of the FY2013 Performance RSUs were deemed granted in fiscal 2013 in accordance with ASC 718-10-55-95, and the remaining 75% of the FY2013 Performance RSUs were not deemed granted for accounting purposes as of March 31, 2013.

During the first quarter of fiscal 2014, our Compensation Committee granted restricted stock unit awards (performance vesting) to acquire shares of the Company’s common stock to our executive officers (the “FY2014 Performance RSUs”).  The FY2014 Performance RSUs vest only if both of the following criteria are satisfied:  (1) our consolidated income from operations for the fiscal year ending March 31, 2014, as certified by the Compensation Committee, is in excess of the applicable target amount set forth in the table below; and (2) the recipient remains in the Service of the Company (as defined in our 2005 Equity Incentive Plan) until the applicable vesting date set forth below:

Shares Issuable Upon Settlement of FY2014 Performance RSUs	Consolidated Income from Operations for the Year Ending March 31, 2014	Vesting Date
25%	> 90% of target	April 29, 2016
25%	> 90% of target	April 29, 2017
25%	> 100% of target	April 29, 2016
25%	> 100% of target	April 29, 2017

On April 29, 2013, 21,000 shares subject to the FY2013 Performance RSUs were issued as a result of exceeding 90% of our consolidated income from operations target for the fiscal year ending March 31, 2013.  In consideration of the grant of the FY2014 Performance RSUs described above, the remaining FY2013 Performance RSUs were cancelled and are no longer outstanding.

Share-based compensation expense has had a material impact on our earnings per share and on our consolidated financial statements for fiscal 2013, 2012 and 2011.  The impact of share-based compensation expense on our consolidated financial results is disclosed in Note 12, “Equity Compensation Plans and Share-Based Compensation” in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.  As of March 31, 2013, our unrecognized compensation expense related to restricted stock unit awards granted to employees and directors to date totaled $19.3 million, which expense is expected to be recognized over a weighted average service period of 1.68 years.  We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future.  Excluding forfeitures, we estimate expense recognition of restricted stock units over the requisite service period of the award, for awards granted and unvested as of March 31, 2013 as follows:  $7.9 million in fiscal 2014, $8.4 million in fiscal 2015, $5.2 million in fiscal 2016 and $973,000 in fiscal 2017.

RESULTS OF OPERATIONS

Total Revenues

Revenues by Geographic Region and by Product and Service Category.  Revenues by geographic region based on customer location and revenues by product and service category during fiscal 2013, 2012 and 2011 were as follows (in thousands, except percentages):

	Year Ended March 31,			Change 2012 to 2013		Change 2011 to 2012
Revenues by				Increase/	Percent	Increase/	Percent
Geographic Region	2013	2012	2011	(Decrease)	Change	(Decrease)	Change
North America	$152,774	$128,969	$117,992	$23,805	18%	$10,977	9%
Percentage of total revenues	82%	82%	82%
Europe	26,086	21,926	20,308	4,160	19%	1,618	8%
Percentage of total revenues	14%	14%	14%
Asia Pacific and rest of the world	7,165	5,701	5,376	1,464	26%	325	6%
Percentage of total revenues	4%	4%	4%
Total revenues	$186,025	$156,596	$143,676	$29,429	19%	$12,920	9%

	Year Ended March 31,			Change 2012 to 2013		Change 2011 to 2012
Revenues by Product				Increase/	Percent	Increase/	Percent
and Service Category	2013	2012	2011	(Decrease)	Change	(Decrease)	Change
Instruments(1)	$46,034	$35,150	$32,092	$10,884	31%	$3,058	10%
Percentage of total revenues	25%	22%	22%
Consumables(2)	127,481	113,810	102,920	13,671	12%	10,890	11%
Percentage of total revenues	68%	73%	72%
Other products and services(3)	12,360	7,472	7,412	4,888	65%	60	1%
Percentage of total revenues	7%	5%	5%
Product and service revenues, net	185,875	156,432	142,424	29,443	19%	14,008	10%
Percentage of total revenues	100%	100%	99%
Development and licensing revenues	150	164	1,252	(14)	(9)%	(1,088)	(87)%
Percentage of total revenues	<1%	<1%	1%
Total revenues	$186,025	$156,596	$143,676	$29,429	19%	$12,920	9%
______________________________
(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting service.

Fiscal 2013 Compared to Fiscal 2012

North America.  During fiscal 2013, total revenues in North America increased by 18%, or $23.8 million, as compared to fiscal 2012.  The change in total revenues in North America was primarily attributable to the following:

•	Total revenues from our Piccolo chemistry analyzers and medical reagent discs in North America (excluding sales to the U.S. government) decreased by 2%, or $298,000, primarily due to a decrease in average selling prices of Piccolo chemistry analyzers and medical reagent discs sold to our distributor, Abbott Point of Care Inc. (“Abbott”), partially offset by an increase in the sales volume of Piccolo chemistry to Abbott. In October 2012, we entered into the Abbott Agreement.

•	Total sales of our Piccolo chemistry analyzers and medical reagent discs to the U.S. government decreased by 38%, or $1.2 million, primarily due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.

•	Total revenues from our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 20%, or $12.6 million, primarily due to (a) an increase in the sales volume of VetScan chemistry analyzers due in part to additional sales personnel and sales to various distributors, including MWI Veterinary Supply, Inc. (“MWI”) since we entered into a distribution agreement in September 2012, (b) an increase in the sales volume of veterinary reagent discs resulting from an expanded installed base of our VetScan chemistry analyzers and (c) higher average selling prices of VetScan chemistry analyzers and veterinary reagent discs.

•	Total revenues from our VetScan hematology instruments and hematology reagent kits in North America increased by 28%, or $4.5 million, primarily due to an increase in the sales volume of VetScan hematology instruments due in part to additional sales personnel and sales to various distributors, including MWI.

•	Total revenues from our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 18%, or $3.7 million, primarily due to an increase in the sales volume of VetScan VSpro specialty analyzers, VetScan i-STAT analyzers and VetScan rapid tests, due in part to additional sales personnel and sales to various distributors, including MWI.

•	Other product and service revenues in North America increased by 66%, or $4.6 million, primarily due to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services to new customers and increased business with current customers. Veterinary reference laboratory diagnostic and consulting services provided by AVRL started in the third quarter of fiscal 2012.

Europe.  During fiscal 2013, total revenues in Europe increased by 19%, or $4.2 million, as compared to fiscal 2012.  Revenues from Piccolo chemistry analyzers and medical reagent discs increased by 47%, or $2.4 million, primarily due to (a) sales of Piccolo chemistry analyzers to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company and (b) an increase in the sales volume of medical reagent discs to various distributors.  Total VetScan chemistry analyzers and veterinary reagent discs sales increased by 8%, or $1.2 million, primarily attributable to an increase in revenues from veterinary reagent discs of 14%, or $1.4 million due to higher sales volume to a distributor.

Asia Pacific and rest of the world.  During fiscal 2013, total revenues in Asia Pacific and rest of the world increased by 26%, or $1.5 million, as compared to fiscal 2012.  Revenues from veterinary instruments increased by 33%, or $565,000, primarily due to an increase in the sales volume of VetScan chemistry analyzers to various distributors.  Revenues from veterinary consumables increased by 27%, or $867,000, primarily due to an increase in the sales volume of veterinary reagent discs to various distributors.

Significant Concentration.  One distributor in the United States, Animal Health International, accounted for 11% of our total worldwide revenues during fiscal 2013.

Fiscal 2012 Compared to Fiscal 2011

North America.  During fiscal 2012, total revenues in North America increased by 9%, or $11.0 million, as compared to fiscal 2011.  The change in total revenues in North America was primarily attributable to the following:

•	Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America (excluding sales to the U.S. government) increased by 9%, or $1.6 million, primarily due to an increase in the sales volume of Piccolo chemistry analyzers to various distributors and an increase in the sales volume of medical reagent discs to various distributors resulting from higher sales to end users.

•	Total sales of our Piccolo chemistry analyzers and medical reagent discs to the U.S. government decreased by 15%, or $566,000, primarily due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.

•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 9%, or $5.3 million, primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers due in part to additional sales personnel, (b) an increase in the sales volume of veterinary reagent discs resulting from an expanded installed base of our VetScan chemistry analyzers and (c) higher average selling prices of veterinary reagent discs.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 23%, or $2.9 million, primarily due to an increase in units of hematology reagent kits sold resulting from an expanded installed base of our VetScan hematology instruments.

•	Total sales from our VSpro coagulation and specialty analyzers and related consumables, i-STAT analyzers and related consumables and rapid tests in North America increased by 15%, or $2.7 million, primarily attributable to (a) an increase in the sales volume of i-STAT analyzers due in part to additional sales personnel and (b) an increase in the sales volume of rapid tests, which includes our Canine Heartworm Rapid Test, introduced in January 2009, our Canine Parvovirus Rapid Test, introduced in March 2011, our Giardia Rapid Test, introduced in May 2011 and our Lyme Rapid Test, introduced in March 2012.

•	Other product and service revenues in North America increased by 1%, or $48,000, primarily due to an increase in service revenue from veterinary reference laboratory diagnostic and consulting services provided by AVRL beginning in the third quarter of fiscal 2012. The increase in other products and services was partially offset by an increase in deferred revenue related to extended maintenance contracts offered to customers from time to time as incentives in the form of free services in connection with the sale of our products.

•	Total revenues from development and licensing in North America decreased by 87%, or $1.1 million, primarily based on Cepheid’s discontinuation of license royalty payments in fiscal 2011.

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

Certain reclassifications have been made to prior fiscal year amounts to conform to the current fiscal year presentation in the segment categories.  These reclassifications did not result in any change on our consolidated revenues, cost of revenues or gross profit.  During fiscal 2013, we reclassified certain revenues related to extended maintenance contracts and costs related to instrument repair and support, from our unallocated category to its respective business segment, either medical market or veterinary market.  The Company made changes to the presentation of reportable segments to reflect changes in the way its decision maker evaluates the performance of its operations and allocates resources.

In this Annual Report on Form 10-K, the Company’s historical segment disclosures for fiscal 2012 and 2011 have been recast to be consistent with the current presentation.  For fiscal 2012, we recorded a decrease in the allocation of gross profit for the medical market and veterinary market of $693,000 and $4.1 million, respectively.  For fiscal 2011, we recorded a decrease in the allocation of gross profit for the medical market and veterinary market of $552,000 and $2.7 million, respectively.  These allocations in the gross profit by segments were implemented to more appropriately reflect the resources by business segments.

Fiscal 2013 Compared to Fiscal 2012

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for fiscal 2013 and 2012 (in thousands, except percentages):

	Year Ended March 31,				Change
		Percent of		Percent of	Increase/	Percent
	2013	Revenues(1)	2012	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market(2)	$31,643	100%	$30,404	100%	$1,239	4%
Percentage of total revenues	17%		19%
Veterinary Market(2)	150,510	100%	122,253	100%	28,257	23%
Percentage of total revenues	81%		78%
Other(2)(3)	3,872		3,939		(67)	(2)%
Percentage of total revenues	2%		3%
Total revenues	186,025		156,596		29,429	19%
Cost of revenues:
Medical Market(2)	15,179	48%	14,323	47%	856	6%
Veterinary Market(2)	72,477	48%	57,032	47%	15,445	27%
Other(2)(3)	138		138		-	-
Total cost of revenues	87,794		71,493		16,301	23%
Gross profit:
Medical Market(2)	16,464	52%	16,081	53%	383	2%
Veterinary Market(2)	78,033	52%	65,221	53%	12,812	20%
Other(2)(3)	3,734		3,801		(67)	(2)%
Gross profit	$98,231		$85,103		$13,128	15%
______________________________
(1)	The percentage reported is based on revenues by operating segment.
(2)	Includes certain prior fiscal year amounts by operating segment and unallocated items that were reclassified to conform to the current fiscal year presentation.
(3)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During fiscal 2013, total revenues in the medical market increased by 4%, or $1.2 million, as compared to fiscal 2012.  Total revenues from Piccolo chemistry analyzers increased by 19%, or $1.6 million, during fiscal 2013 as compared to fiscal 2012, primarily attributable to (a) an increase in the sales volume of Piccolo chemistry analyzers in North America to our distributor, Abbott, since we entered into the Abbott Agreement in October 2012 and (b) sales to an international medical supplies sourcing and support company in Europe to support a pharmaceutical clinical trial conducted by a biotechnology company.  These increases were partially offset by (a) a decrease in average selling prices of Piccolo chemistry analyzers to Abbott and (b) a decrease in sales of Piccolo chemistry analyzers to the U.S. government due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.

Total revenues from medical reagent discs decreased by 3%, or $699,000, during fiscal 2013 as compared to fiscal 2012, primarily attributable to (a) a decrease in average selling prices of medical reagent discs to Abbott and (b) a decrease in sales of medical reagent discs to the U.S. government due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.  The decreases were partially offset by an increase in the sales volume of medical reagent discs to various distributors in Europe.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 2%, or $383,000, during fiscal 2013 as compared to fiscal 2012.  Gross profit percentages for the medical market segment during fiscal 2013 and 2012 were 52% and 53%, respectively.  In absolute dollars, the increase in gross profit for the medical market segment was primarily attributable to (a) sales of Piccolo chemistry analyzers to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company and (b) an increase in the sales volume of Piccolo chemistry analyzers to Abbott, partially offset by lower average selling prices of Piccolo chemistry analyzers and medical reagent discs to Abbott.

Veterinary Market

Revenues for Veterinary Market Segment

During fiscal 2013, total revenues in the veterinary market increased by 23%, or $28.3 million, as compared to fiscal 2012.  Total revenues from veterinary instruments increased by 35%, or $9.3 million, during fiscal 2013 as compared to fiscal 2012, primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers, VetScan hematology instruments, VetScan VSpro specialty analyzers and VetScan i-STAT analyzers in North America, due in part to additional sales personnel and sales to various distributors, including MWI, (b) higher average selling prices of VetScan chemistry analyzers in North America and (c) an increase in the sales volume of VetScan chemistry analyzers to various distributors in Asia Pacific and rest of the world.

Total revenues from consumables in the veterinary market increased by 15%, or $14.4 million, during fiscal 2013 as compared to fiscal 2012, primarily attributable to (a) an increase in the sales volume of veterinary reagent discs in North America resulting from an expanded installed base of our VetScan chemistry analyzers, (b) higher average selling prices of veterinary reagent discs in North America, (c) an increase in the sales volume of VetScan rapid tests, due in part to additional sales personnel and sales to various distributors, including MWI, (d) an increase in the sales volume of veterinary reagent discs to a distributor in Europe and (e) an increase in the sales volume of veterinary reagent discs to various distributors in Asia Pacific and rest of the world.

Total revenues from other products and services in the veterinary market increased by $4.5 million, during fiscal 2013 as compared to fiscal 2012, primarily attributable to veterinary reference laboratory diagnostic and consulting services provided by AVRL in North America from sales to new customers and increased business with current customers.  Veterinary reference laboratory diagnostic and consulting services provided by AVRL started in the third quarter of fiscal 2012.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 20%, or $12.8 million, during fiscal 2013 as compared to fiscal 2012.  Gross profit percentages for the veterinary market segment during fiscal 2013 and 2012 were 52% and 53%, respectively.  In absolute dollars, the increase in gross profit for the veterinary market segment was primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers, VetScan hematology instruments, and veterinary reagent discs and (b) higher average selling prices of veterinary reagent discs and hematology reagent kits.  These increases in gross profit were partially offset by (a) an increase in freight costs to ship products and (b) cost of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL beginning in the third quarter of fiscal 2012.  As a percentage of total revenues, the decrease in gross profit margin was primarily due to (a) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution and (b) cost of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL beginning in the third quarter of fiscal 2012.

Fiscal 2012 Compared to Fiscal 2011

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for fiscal 2012 and 2011 (in thousands, except percentages):

	Year Ended March 31,				Change
		Percent of		Percent of	Increase/	Percent
	2012	Revenues(1)	2011	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market(2)	$30,404	100%	$29,146	100%	$1,258	4%
Percentage of total revenues	19%		20%
Veterinary Market(2)	122,253	100%	109,594	100%	12,659	12%
Percentage of total revenues	78%		76%
Other(2)(3)	3,939		4,936		(997)	(20)%
Percentage of total revenues	3%		4%
Total revenues	156,596		143,676		12,920	9%
Cost of revenues:
Medical Market(2)	14,323	47%	14,357	49%	(34)	<(1)%
Veterinary Market(2)	57,032	47%	49,330	45%	7,702	16%
Other(2)(3)	138		197		(59)	(30)%
Total cost of revenues	71,493		63,884		7,609	12%
Gross profit:
Medical Market(2)	16,081	53%	14,789	51%	1,292	9%
Veterinary Market(2)	65,221	53%	60,264	55%	4,957	8%
Other(2)(3)	3,801		4,739		(938)	(20)%
Gross profit	$85,103		$79,792		$5,311	7%

______________________________________
(1)	The percentage reported is based on revenues by operating segment.
(2)	Includes certain prior fiscal year amounts by operating segment and unallocated items that were reclassified to conform to the current fiscal year presentation.
(3)	Represents unallocated items, not specifically identified to any particular business segment.

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

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 9%, or $1.3 million, during fiscal 2012 as compared to fiscal 2011.  Gross profit percentages for the medical market segment during fiscal 2012 and 2011 were 53% and 51%, respectively.  In absolute dollars, the increase in gross profit for the medical market segment was primarily attributable to (a) an increase in the sales volume of medical reagent discs during fiscal 2012 and (b) lower manufacturing costs on medical reagent discs during fiscal 2012.  The increase in gross profit was partially offset by (a) lower average selling prices of Piccolo chemistry analyzers during fiscal 2012 and (b) cost allocation related to instrument repair and support, as discussed above.  As a percentage, the increase in gross profit was primarily due to (a) an increase in the sales volume of medical reagent discs during fiscal 2012 and (b) lower manufacturing costs on medical reagent discs during fiscal 2012.

Veterinary Market

Revenues for Veterinary Market Segment

During fiscal 2012, total revenues in the veterinary market increased by 12%, or $12.7 million, as compared to fiscal 2011.  Total revenues from veterinary instruments increased by 13%, or $3.0 million, during fiscal 2012 as compared to fiscal 2011, primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers and i-STAT analyzers in North America, both due in part to additional sales personnel, and (b) an increase in the sales volume of VetScan chemistry analyzers to various distributors in Europe.

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

Total revenues from other products and services in the veterinary market were flat, during fiscal 2012 as compared to fiscal 2011, primarily attributable to an increase in revenue from veterinary reference laboratory diagnostic and consulting services provided by AVRL in North America beginning in the third quarter of fiscal 2012, partially offset by an increase in deferred revenue related to extended maintenance contracts offered to customers from time to time as incentives in the form of free services in connection with the sale of our products, as discussed above.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 8%, or $5.0 million, during fiscal 2012 as compared to fiscal 2011.  Gross profit percentages for the veterinary market segment during fiscal 2012 and 2011 were 53% and 55%, respectively.  In absolute dollars, the increase in gross profit for the veterinary market segment was primarily due to (a) an increase in the sales volume of VetScan chemistry analyzers, veterinary reagent discs, hematology reagent kits and rapid tests during fiscal 2012, (b) higher average selling prices of veterinary reagent discs during fiscal 2012 and (c) lower manufacturing costs of veterinary reagent discs during fiscal 2012.  The increase in gross profit was partially offset by (a) higher costs of VetScan hematology instruments due to the Euro exchange rates and higher manufacturing and repair costs during fiscal 2012, (b) cost allocation related to instrument repair and support, as discussed above, and (c) cost of services provided by AVRL beginning in the third quarter of fiscal 2012.  As a percentage, the decrease in gross profit was primarily due to (a) an increase in freight costs to ship products, (b) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution and (c) cost of services provided by AVRL beginning in the third quarter of fiscal 2012.

Other

Gross profit in our other category decreased by 20%, or $938,000, during fiscal 2012 as compared to fiscal 2011, primarily attributable to a decrease in development and licensing revenue based on Cepheid’s discontinuation of license royalty payments.

Cost of Revenues

The following sets forth our cost of revenues for fiscal 2013, 2012 and 2011 (in thousands, except percentages):

	Year Ended March 31,			Change 2012 to 2013		Change 2011 to 2012
				Increase/	Percent	Increase/	Percent
	2013	2012	2011	(Decrease)	Change	(Decrease)	Change
Cost of revenues	$87,794	$71,493	$63,884	$16,301	23%	$7,609	12%
Percentage of total revenues	47%	46%	44%

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

Fiscal 2013 Compared to Fiscal 2012

The increase in cost of revenues, in absolute dollars, during fiscal 2013 as compared to fiscal 2012, was primarily due to (a) an increase in the sales volume of medical and veterinary instruments, (b) an increase in the sales volume of veterinary reagent discs, (c) an increase in freight costs to ship products, and (d) cost of services provided by AVRL beginning in the third quarter of fiscal 2012.  While we have an ongoing cost improvement program to reduce material and component costs and are implementing design changes and process improvements, any cost reductions and design and process improvements may be partially offset by increases in other manufacturing costs in subsequent periods.

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

Gross Profit

The following sets forth our gross profit for fiscal 2013, 2012 and 2011 (in thousands, except percentages):

	Year Ended March 31,			Change 2012 to 2013		Change 2011 to 2012
				Increase/	Percent	Increase/	Percent
	2013	2012	2011	(Decrease)	Change	(Decrease)	Change
Total gross profit	$98,231	$85,103	$79,792	$13,128	15%	$5,311	7%
Total gross margin	53%	54%	56%

Fiscal 2013 Compared to Fiscal 2012

Gross profit in fiscal 2013 increased by 15%, or $13.1 million, as compared to fiscal 2012, primarily attributable to the following: (a) sales of Piccolo chemistry analyzers to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company, (b) Piccolo chemistry analyzers sold to Abbott, (c) an increase in the sales volume of VetScan chemistry analyzers, VetScan hematology instruments, and veterinary reagent discs, and (d) higher average selling prices of veterinary reagent discs and hematology reagent kits.  These increases in gross profit were partially offset by (a) lower average selling prices of Piccolo chemistry analyzers and medical reagent discs sold to Abbott, (b) an increase in freight costs to ship products, and (c) cost of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL beginning in the third quarter of fiscal 2012.  As a percentage of total revenues, the decrease in gross profit margin was primarily due to (a) Piccolo chemistry analyzers and medical reagent discs sold to Abbott, (b) an increase in the sales volume of our OEM supplied products, which have a lower margin contribution and (c) cost of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL beginning in the third quarter of fiscal 2012.

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

Research and Development

The following sets forth our research and development expenses for fiscal 2013, 2012 and 2011 (in thousands, except percentages):

	Year Ended March 31,			Change 2012 to 2013		Change 2011 to 2012
				Increase/	Percent	Increase/	Percent
	2013	2012	2011	(Decrease)	Change	(Decrease)	Change
Research and development expenses	$13,577	$12,246	$11,973	$1,331	11%	$273	2%
Percentage of total revenues	7%	8%	8%

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

Fiscal 2013 Compared to Fiscal 2012

Research and development expenses in fiscal 2013 increased by 11%, or $1.3 million, as compared to fiscal 2012.  Research and development expenses in fiscal 2013 related primarily to new product development and enhancement of existing products in both the medical and veterinary markets.  Share-based compensation expense included in research and development expenses during fiscal 2013 and 2012 was $1.2 million and $866,000, respectively.

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

We anticipate the dollar amount of research and development expenses to increase in fiscal 2014 from fiscal 2013 but remain consistent as a percentage of total revenues, as we complete new products for both the medical and veterinary markets.

Sales and Marketing

The following sets forth our sales and marketing expenses for fiscal 2013, 2012 and 2011 (in thousands, except percentages):

	Year Ended March 31,			Change 2012 to 2013		Change 2011 to 2012
				Increase/	Percent	Increase/	Percent
	2013	2012	2011	(Decrease)	Change	(Decrease)	Change
Sales and marketing expenses	$46,943	$39,618	$34,384	$7,325	18%	$5,234	15%
Percentage of total revenues	25%	25%	24%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, services related to customer and technical support and costs associated with advertising and marketing of AVRL.

Fiscal 2013 Compared to Fiscal 2012

Sales and marketing expenses in fiscal 2013 increased by 18%, or $7.3 million, as compared to fiscal 2012.  The increase was primarily due to increased costs related to headcount and promotional and marketing spending to support AVRL and the ongoing growth of our veterinary business in North America.  AVRL began providing services starting in the third quarter of fiscal 2012.  Share-based compensation expense included in sales and marketing expenses during fiscal 2013 and 2012 was $2.5 million and $1.9 million, respectively.

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

General and Administrative

The following sets forth our general and administrative expenses for fiscal 2013, 2012 and 2011 (in thousands, except percentages):

	Year Ended March 31,			Change 2012 to 2013		Change 2011 to 2012
				Increase/	Percent	Increase/	Percent
	2013	2012	2011	(Decrease)	Change	(Decrease)	Change
General and administrative expenses	$12,825	$13,782	$10,963	$(957)	(7)%	$2,819	26%
Percentage of total revenues	7%	9%	8%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

Fiscal 2013 Compared to Fiscal 2012

General and administrative expenses in fiscal 2013 decreased by 7%, or $957,000, as compared to fiscal 2012.  The decrease was primarily due to $1.6 million related to start-up costs incurred to develop AVRL during the first and second quarters of fiscal 2012 and a decrease in legal expenses during fiscal 2013, partially offset by an increase in share-based compensation expense during fiscal 2013.  Share-based compensation expense included in general and administrative expenses during fiscal 2013 and 2012 was $2.5 million and $2.0 million, respectively.

Fiscal 2012 Compared to Fiscal 2011

General and administrative expenses in fiscal 2012 increased by 26%, or $2.8 million, as compared to fiscal 2011.  The increase was primarily due to (a) an increase of $1.5 million in legal expenses, primarily related to pursuing our Cepheid patent infringement case and compliance in an investigation by the United States Federal Trade Commission of a competitor and (b) an increase of $1.6 million related to start-up costs to develop AVRL during the first and second quarters of fiscal 2012.  AVRL began providing services starting in the third quarter of fiscal 2012.  Share-based compensation expense included in general and administrative expenses during fiscal 2012 and 2011 was $2.0 million and $1.8 million, respectively.

Gain from Legal Settlement

On September 24, 2012 we resolved our patent infringement litigation with Cepheid.  As part of the settlement, the parties agreed to terminate all pending and future claims connected with the litigation in exchange for a one-time payment by Cepheid of $17.3 million, which we recognized as an offset to operating expenses during the second quarter of fiscal 2013.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net for fiscal 2013, 2012 and 2011 (in thousands, except percentages):

	Year Ended March 31,			Change 2012 to 2013		Change 2011 to 2012
				Increase/	Percent	Increase/	Percent
	2013	2012	2011	(Decrease)	Change	(Decrease)	Change
Interest and other income (expense), net	$253	$710	$1,099	$(457)	(64)%	$(389)	(35)%

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of an unconsolidated affiliate.

Fiscal 2013 Compared to Fiscal 2012

Interest and other income (expense), net in fiscal 2013 decreased by 64%, or $457,000, as compared to fiscal 2012.  The decrease was primarily due to net unfavorable foreign currency exchange rates.

Fiscal 2012 Compared to Fiscal 2011

Interest and other income (expense), net in fiscal 2012 decreased by 35%, or $389,000, as compared to fiscal 2011.  The decrease was primarily due to (a) net unfavorable foreign currency exchange rates during the second and third quarters of fiscal 2012 and (b) equity in net loss of an unconsolidated affiliate.  The decrease was partially offset by (a) net favorable foreign currency exchange rates during the first quarter of fiscal 2012, (b) grant income awarded to set up AVRL and (c) grant income from the City of Union City to purchase capital equipment, which we recognize over the asset’s estimated useful life (see Note 9, “Borrowings,” of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10-K for further information).

Income Tax Provision

The following sets forth our income tax provision for fiscal 2013, 2012 and 2011 (in thousands, except percentages):

	Year Ended March 31,
	2013	2012	2011
Income tax provision	$14,930	$7,076	$9,034
Effective tax rate	35%	35%	38%

Fiscal 2013 Compared to Fiscal 2012

For fiscal 2013 and 2012, the income tax provisions were $14.9 million, based on an effective tax rate of 35%, and $7.1 million, based on an effective tax rate of 35%, respectively.  The increase in the income tax provision during fiscal 2013, as compared to fiscal 2012, was attributed to an increase in pre-tax income and income tax resulting from a $17.3 million gain from legal settlement, partially offset by (a) an increase in federal research and development tax credits, which was reinstated on January 2, 2013 and applied retroactively to January 1, 2012, (b) an increase in federal tax benefit for qualified production activities and (c) a reduction in non-deductible share-based compensation expenses.

We expect our effective tax rate will be approximately 36% for federal, foreign and various state tax jurisdictions in fiscal 2014.

We did not have any unrecognized tax benefits as of March 31, 2013.  During fiscal 2013, 2012 and 2011, we did not recognize any interest or penalties related to unrecognized tax benefits

Fiscal 2012 Compared to Fiscal 2011

For fiscal 2012 and 2011, the income tax provisions were $7.1 million, based on an effective tax rate of 35%, and $9.0 million, based on an effective tax rate of 38%, respectively.  The decrease in the effective tax rate during fiscal 2012, as compared to fiscal 2011, was primarily due to lower state tax expenses resulting from the change in California to a single factor apportionment.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at March 31, 2013, 2012 and 2011 (in thousands, except percentages):

	March 31,
	2013	2012	2011
Cash and cash equivalents	$54,910	$45,843	$43,471
Short-term investments	23,354	21,689	25,981
Long-term investments	17,000	23,442	36,237
Total cash, cash equivalents and investments	$95,264	$90,974	$105,689
Percentage of total assets	47%	50%	56%

At March 31, 2013, we had net working capital of $132.9 million compared to $110.0 million at March 31, 2012.

Cash Flow Changes

Cash provided by (used in) during fiscal 2013, 2012 and 2011 were as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
Net cash provided by operating activities	$29,197	$21,973	$16,369
Net cash provided by (used in) investing activities	(1,657)	8,479	(3,808)
Net cash provided by (used in) financing activities	(18,165)	(27,915)	2,784
Effect of exchange rate changes on cash and cash equivalents	(308)	(165)	269
Net increase in cash and cash equivalents	$9,067	$2,372	$15,614

Cash and cash equivalents at March 31, 2013 were $54.9 million compared to $45.8 million at March 31, 2012.  The increase in cash and cash equivalents during fiscal 2013 was primarily due to net cash provided by operating activities of $29.2 million and proceeds from maturities and redemptions of investments of $22.3 million.  The increase was partially offset by purchases of investments of $18.3 million, purchases of property and equipment of $5.6 million and dividends of $22.0 million paid during fiscal 2013.

In fiscal 2013, 2012 and 2011, the effect of exchange rate changes on cash and cash equivalents and the net gain (loss) on foreign exchange translation were presented in our consolidated statements of cash flows, resulting from our wholly-owned subsidiary, Abaxis Europe GmbH, which maintains foreign currency denominated accounts.

Cash Flows from Operating Activities

During fiscal 2013, we generated $29.2 million in cash from operating activities, compared to $22.0 million in fiscal 2012.  The cash provided by operating activities during fiscal 2013 was primarily the result of net income of $27.5 million during fiscal 2013, adjusted for the effects of non-cash adjustments including depreciation and amortization of $6.3 million and share-based compensation expense of $7.1 million, partially offset by a decrease of $2.7 million related to excess tax benefits from share-based awards.

Other changes in operating activities during fiscal 2013 were as follows:

•	Receivables, net increased by $9.3 million, from $30.7 million at March 31, 2012 to $40.0 million as of March 31, 2013, primarily due to higher sales in the last month of the quarter ended March 31, 2013.

•	Inventories increased by $7.2 million, from $19.6 million at March 31, 2012 to $26.8 million as of March 31, 2013, primarily due to an increase in raw materials and finished goods to support future demand.

•	Prepaid expenses and other current assets decreased by $2.1 million, from $5.4 million at March 31, 2012 to $3.3 million as of March 31, 2013, primarily attributable to a lower deposit to Diatron MI PLC for future purchases of hematology instruments and reagents and the timing of estimated income tax payments.

•	Current net deferred tax assets increased by $438,000, from $4.2 million at March 31, 2012 to $4.6 million as of March 31, 2013, primarily as a result of increases in non-deductible accruals and reserves.

•	Non-current net deferred tax assets increased by $643,000, from $0 at March 31, 2012 to $643,000 as of March 31, 2013, primarily as a result of share-based compensation.

•	Accounts payable increased by $1.7 million, from $6.4 million at March 31, 2012 to $8.1 million as of March 31, 2013, primarily due to the timing and payment of services and inventory purchases.

•	Accrued taxes increased by $174,000, from $266,000 at March 31, 2012 to $440,000 as of March 31, 2013, primarily due to the timing of estimated income tax payments.

•	Other accrued liabilities increased by $847,000, from $2.0 million at March 31, 2012 to $2.8 million as of March 31, 2013, primarily due to higher customer incentive programs and timing of payments.

•	Net deferred tax liabilities, non-current decreased by $199,000, from $199,000 at March 31, 2012 to $0 as of March 31, 2013, primarily as a result of an increase in non-current deferred tax assets.

•	Total deferred revenue increased by $1.5 million, resulting from an increase in the current portion of deferred revenue of $150,000, from $1.2 million at March 31, 2012 to $1.4 million as of March 31, 2013 and an increase in the non-current portion of deferred revenue of $1.4 million, from $2.4 million at March 31, 2012 to $3.8 million as of March 31, 2013. The increase in deferred revenue balances is due to an increase in extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments during fiscal 2013, partially offset by deferred revenue recognized ratably over the life of the maintenance contract.

•	Total warranty reserves decreased by $462,000, resulting from a decrease in the current portion of warranty reserves of $250,000, from $1.2 million at March 31, 2012 to $995,000 as of March 31, 2013 and a decrease in the non-current portion of warranty reserves of $212,000, from $601,000 at March 31, 2012 to $389,000 as of March 31, 2013. During fiscal 2013, we recorded an adjustment to pre-existing warranties of $290,000, which reduced our warranty reserves and our cost of revenues, based on both historical and projected product performance rates of instruments. During fiscal 2013, the provision related to instruments decreased, as compared to fiscal 2012, primarily attributable to our quarterly evaluation of service experience on our chemistry analyzers based on estimated product failure rates. Our warranty reserves is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

We anticipate that we will incur incremental additional costs to support our future operations, including further additional pre-clinical testing and clinical trials for our current and future products; research and design costs related to the continuing development of our current and future products; acquisition of capital equipment for our manufacturing facility and costs to operate AVRL.  Furthermore, during fiscal 2013, we incurred legal costs related to a patent infringement lawsuit against Cepheid.  In the future, we may continue to incur additional legal costs.

Cash Flows from Investing Activities

Net cash used in investing activities during fiscal 2013 totaled $1.7 million, compared to net cash provided by investing activities of $8.5 million during fiscal 2012.  Changes in investing activities were as follows:

Investments.  Cash used to purchase investments in certificates of deposits, corporate bonds and municipal bonds totaled $18.3 million during fiscal 2013.  Cash provided by proceeds from maturities and redemptions of investments in certificates of deposits, corporate bonds and municipal bonds totaled $22.3 million during fiscal 2013.

Property and Equipment.  Cash used to purchase property and equipment totaled $5.6 million during fiscal 2013, primarily to increase our manufacturing capacity and to support our AVRL operations and growth in our veterinary business in North America.  We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business.

Cash Flows from Financing Activities

Net cash used in financing activities during fiscal 2013 totaled $18.2 million, compared to net cash used in financing activities of $27.9 million during fiscal 2012.  The changes in fiscal 2013 were primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $1.6 million and dividends payment of $22.0 million, partially offset by proceeds from the exercise of stock options of $2.8 million and excess tax benefits from share-based awards of $2.7 million.  In December 2012, our Board of Directors declared a special cash dividend of $1.00 per share on our outstanding common stock.  This dividend, which totaled $22.0 million, was paid on December 28, 2012.  Additionally, during fiscal 2013, we did not purchase any shares pursuant to our share repurchase program described below.

Share Repurchase Program

In August 2011, our Board of Directors authorized the repurchase of up to an aggregate of $40.0 million of our common stock.  In January 2012, the Board of Directors approved a $15.0 million increase to our existing share repurchase program, to a total of $55.0 million.  Since the share repurchase program began, through March 31, 2013, we have repurchased 1.2 million shares of our common stock at a total cost of $27.3 million.  As of March 31, 2013, $27.7 million of our common stock may yet be purchased under such authorization.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.  Repurchased shares are retired.  During fiscal 2013, we did not repurchase any of our common stock.

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

Contractual Obligations

As of March 31, 2013, our contractual obligations for succeeding fiscal years are as follows (in thousands):

	Payments Due by Period
	Total	2014	2015-2016	2017-2018	After 2018
Long-term debt obligations(1)	$937	$138	$261	$240	$298
Operating lease obligations(2)	13,502	1,951	3,737	3,191	4,623
Purchase obligations(3)	19,646	8,775	7,661	1,620	1,590
	$34,085	$10,864	$11,659	$5,051	$6,511
______________________________
(1)	Long-term debt obligations include interest payments associated with notes payable, which are described below in “Notes Payable.”
(2)	Operating lease obligations are described below in “Operating Leases.”
(3)	Purchase obligations are described below in “Purchase Commitments.”

Operating Leases.  Operating lease obligations were comprised of our principal facility and various leased facilities and office equipment under operating lease agreements, which expire on various dates from fiscal 2014 through fiscal 2021.  Our principal facilities located in Union City, California is under a non-cancelable operating lease agreement, which expires in fiscal 2021.

Purchase Commitments.  Our purchase commitments comprise primarily of supply and inventory related agreements.  These purchase order commitments include our purchase obligations with SMB of Denmark to purchase VSpro specialty analyzers and related cartridges and Diatron of Hungary to purchase Diatron hematology instruments.  Furthermore, at March 31, 2013, we prepaid $765,000 to Diatron for future purchases of hematology instruments and reagents, which was recorded in prepaid expenses and other currents assets on the consolidated balance sheets.

Notes Payable.  We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan was effective January 2011, bears interest at 5.0% and is payable quarterly.  As of March 31, 2013, our short-term and long-term notes payable balances were $100,000 and $682,000, respectively, and we recorded the short-term balance in other accrued liabilities on the consolidated balance sheets.  The entire outstanding balance of the note shall be payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of March 31, 2013.

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

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of our directors in the United States District Court for the Northern District of California alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units.  The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees.  In addition, the plaintiff sought, and on October 23, 2012 the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made.  The Company filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan.  The defendants have filed motions to dismiss the claims.  A hearing on the motions was held on May 7, 2013 and we are awaiting the court’s ruling.  Management believes the claims raised by the plaintiff are without merit and intends to contest them vigorously.

We are involved from time to time in various litigation matters in the normal course of business.  There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933.  In addition, we identified no variable interests in any variable interest entities.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1, “Description of Business and Significant Accounting Policies,” of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10‑K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments.  Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk.  At March 31, 2013, our short-term and long-term investments totaled $23.4 million and $17.0 million, respectively, consisting of investments in certificates of deposits, corporate bonds and municipal bonds.

As of March 31, 2013, we had $32.7 million in investments classified as held-to-maturity and carried at amortized cost.  We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at March 31, 2013 until maturity and therefore, we believe we have no material exposure to interest rate risk.  As of March 31, 2013, our investments classified as available-for-sale totaled $7.6 million, which we recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of any tax effects, in shareholders’ equity.  A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at March 31, 2013 indicated that such market movement would not have a material effect on our business, operating results or financial condition.  We have not experienced any significant loss on our investment portfolio during fiscal 2013, 2012 and 2011.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments.  In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Accounting Standards Codification 815, “Derivatives and Hedging.”

Investment in a Privately Held Company

In February 2011, we purchased a 15% equity ownership interest in SMB, a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of our VetScan VSpro point-of-care specialty analyzer since 2008.  The investment is recorded in “Investment in Unconsolidated Affiliate” in our consolidated balance sheets and we use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence.  As of March 31, 2013, the total carrying amount of our investment in SMB was $2.6 million.  The investment is inherently risky and we could lose our entire investment in this company.  To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

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

Item 8.  Financial Statements and Supplementary Data

ABAXIS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Abaxis, Inc.

We have audited the accompanying consolidated balance sheets of Abaxis, Inc. and its subsidiary (“the Company”) as of March 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2013.  Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a) 2.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abaxis, Inc. and its subsidiary as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2013 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
June 14, 2013

ABAXIS, INC.
CONSOLIDATED BALANCE  SHEETS
(In thousands, except share data)

	March 31,
ASSETS	2013	2012
Current assets:
Cash and cash equivalents	$54,910	$45,843
Short-term investments	23,354	21,689
Receivables (net of allowances of $319 in 2013 and $283 in 2012)	40,005	30,694
Inventories	26,786	19,597
Prepaid expenses and other current assets	3,319	5,423
Net deferred tax assets, current	4,589	4,151
Total current assets	152,963	127,397
Long-term investments	17,000	23,442
Investment in unconsolidated affiliate	2,613	2,626
Property and equipment, net	25,330	24,296
Intangible assets, net	3,122	3,990
Net deferred tax assets, non-current	643	-
Other assets	92	85
Total assets	$201,763	$181,836

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,123	$6,381
Accrued payroll and related expenses	6,261	6,336
Accrued taxes	440	266
Other accrued liabilities	2,838	1,991
Deferred revenue	1,362	1,212
Warranty reserve	995	1,245
Total current liabilities	20,019	17,431
Non-current liabilities:
Deferred rent	729	641
Net deferred tax liabilities	-	199
Deferred revenue	3,750	2,396
Warranty reserve	389	601
Notes payable, less current portion	682	783
Total non-current liabilities	5,550	4,620
Total liabilities	25,569	22,051
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding in 2013 and 2012	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,120,000 and 21,699,000 shares issued and outstanding in 2013 and 2012, respectively	121,019	110,063
Retained earnings	55,133	49,697
Accumulated other comprehensive income	42	25
Total shareholders' equity	176,194	159,785
Total liabilities and shareholders' equity	$201,763	$181,836

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended March 31,
	2013	2012	2011
Revenues	$186,025	$156,596	$143,676
Cost of revenues	87,794	71,493	63,884
Gross profit	98,231	85,103	79,792
Operating expenses:
Research and development	13,577	12,246	11,973
Sales and marketing	46,943	39,618	34,384
General and administrative	12,825	13,782	10,963
Gain from legal settlement	(17,250)	-	-
Total operating expenses	56,095	65,646	57,320
Income from operations	42,136	19,457	22,472
Interest and other income (expense), net	253	710	1,099
Income before income tax provision	42,389	20,167	23,571
Income tax provision	14,930	7,076	9,034
Net income	$27,459	$13,091	$14,537
Net income per share:
Basic net income per share	$1.25	$0.59	$0.65
Diluted net income per share	$1.23	$0.58	$0.64
Cash dividends declared per share:	$1.00	$-	$-
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	21,946	22,084	22,365
Weighted average common shares outstanding - diluted	22,381	22,462	22,858

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended March 31,
	2013	2012	2011
Net income	$27,459	$13,091	$14,537
Other comprehensive income:
Net change in unrealized gain (loss) on investments	29	41	-
Provision for income taxes related to items of other comprehensive income	12	16	-
Other comprehensive income, net of tax	17	25	-
Comprehensive income	$27,476	$13,116	$14,537

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

				Accumulated
				Other	Total
	Common Stock		Retained	Comprehensive	Shareholders'
	Shares	Amount	Earnings	Income	Equity
Balances at March 31, 2010	22,112,000	$125,050	$22,069	$-	$147,119
Common stock issued under stock option exercises	314,000	1,684	-	-	1,684
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	161,000	(2,013)	-	-	(2,013)
Share-based compensation	-	4,857	-	-	4,857
Excess tax benefits from share-based awards and other tax adjustments	-	2,215	-	-	2,215
Warrants issued for intangible assets	-	249	-	-	249
Net income	-	-	14,537	-	14,537
Balances at March 31, 2011	22,587,000	132,042	36,606	-	168,648
Common stock issued under stock option exercises	122,000	615	-	-	615
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	158,000	(2,211)	-	-	(2,211)
Repurchases of common stock, net	(1,168,000)	(27,328)	-	-	(27,328)
Share-based compensation	-	5,715	-	-	5,715
Excess tax benefits from share-based awards and other tax adjustments	-	842	-	-	842
Warrants issued for intangible assets	-	388	-	-	388
Net income	-	-	13,091	-	13,091
Other comprehensive income, net of tax	-	-	-	25	25
Balances at March 31, 2012	21,699,000	110,063	49,697	25	159,785
Common stock issued under stock option exercises	210,000	2,800	-	-	2,800
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	211,000	(1,625)	-	-	(1,625)
Dividends to shareholders	-	-	(22,023)	-	(22,023)
Share-based compensation	-	7,098	-	-	7,098
Excess tax benefits from share-based awards and other tax adjustments	-	2,683	-	-	2,683
Net income	-	-	27,459	-	27,459
Other comprehensive income, net of tax	-	-	-	17	17
Balances at March 31, 2013	22,120,000	$121,019	$55,133	$42	$176,194

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF CASH  FLOWS
(In thousands)

	Year Ended March 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$27,459	$13,091	$14,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,298	5,090	4,562
Investment premium amortization, net	827	986	526
Net loss on disposals of property and equipment	76	13	16
Net loss (gain) on foreign exchange translation	401	144	(275)
Share-based compensation expense	7,086	5,683	4,844
Excess tax benefits from share-based awards	(2,683)	(862)	(2,260)
Provision for deferred income taxes	(1,307)	673	2,087
Equity in net loss of unconsolidated affiliate	13	143	31
Changes in assets and liabilities:
Receivables, net	(9,418)	(2,827)	(4,132)
Inventories	(8,081)	(1,236)	(1,846)
Prepaid expenses and other current assets	4,269	(1,199)	(156)
Other assets	(9)	44	(55)
Accounts payable	1,746	232	(3,248)
Accrued payroll and related expenses	(67)	208	514
Accrued taxes	610	(276)	582
Other accrued liabilities	847	299	336
Deferred rent	88	225	253
Deferred revenue	1,504	918	174
Warranty reserve	(462)	624	(121)
Net cash provided by operating activities	29,197	21,973	16,369
Cash flows from investing activities:
Purchases of available-for-sale investments	-	(8,268)	-
Purchases of held-to-maturity investments	(18,337)	(18,174)	(62,686)
Proceeds from maturities and redemptions of held-to-maturity investments	22,067	42,584	68,604
Proceeds from maturities and redemptions of available-for-sale investments	249	-	-
Purchases of property and equipment	(5,640)	(7,663)	(6,926)
Proceeds from disposal of property and equipment	4	-	-
Cash paid for investment in unconsolidated affiliate	-	-	(2,800)
Net cash provided by (used in) investing activities	(1,657)	8,479	(3,808)
Cash flows from financing activities:
Proceeds from notes payable from municipal agency	-	147	853
Proceeds from the exercise of stock options	2,800	615	1,684
Tax withholdings related to net share settlements of restricted stock units	(1,625)	(2,211)	(2,013)
Excess tax benefits from share-based awards	2,683	862	2,260
Repurchases of common stock	-	(27,328)	-
Dividends paid	(22,023)	-	-
Net cash provided by (used in) financing activities	(18,165)	(27,915)	2,784
Effect of exchange rate changes on cash and cash equivalents	(308)	(165)	269
Net increase in cash and cash equivalents	9,067	2,372	15,614
Cash and cash equivalents at beginning of year	45,843	43,471	27,857
Cash and cash equivalents at end of year	$54,910	$45,843	$43,471
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$12,330	$6,161	$6,194
Supplemental disclosure of non-cash flow information:
Change in unrealized gain on investments, net of tax	$17	$25	$-
Transfers of equipment between inventory and property and equipment, net	$904	$1,485	$1,112
Net change in capitalized share-based compensation	$12	$32	$13
Common stock withheld for employee taxes in connection with share-based compensation	$1,625	$2,211	$2,013
Repayment of notes payable by credits from municipal agency	$101	$95	$22
Warrants issued for intangible assets	$-	$388	$249

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2013, 2012 AND 2011

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

Reclassifications.  Certain reclassifications have been made to prior fiscal year financial statements to conform to the current fiscal year presentation, primarily related to segment categories (Note 16, “Segment Reporting Information”).  These reclassifications did not result in any change in previously reported net income, total assets or shareholders’ equity.

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

Cash and Cash Equivalents.  Cash equivalents consist of highly liquid investments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash.  The fair value of these investments was determined by using quoted prices for identical investments in active markets which are measured at Level 1 inputs under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures.”  The carrying value of cash equivalents approximates fair value due to their relatively short-term nature.

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

Interest and realized gains and losses from investments are included in “Interest and other income (expense), net,” computed using the specific identification cost method.  We assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions.  Declines in fair value that are determined to be other-than-temporary, if any, are recorded as charges against “Interest and other income (expense), net” in the consolidated statements of income.  We did not recognize any impairment loss on investments during fiscal 2013, 2012 or 2011.

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

Customers.  We sell our products to distributors and direct customers located primarily in Europe, Japan and North America.  We monitor the credit status of our distributors and direct customers on an ongoing basis and generally do not require our customers to provide collateral for purchases on credit.  Collection of receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk.  At March 31, 2013, two distributors in the United States accounted for 12% and 23%, respectively of our total receivables balance.  At March 31, 2012, one distributor in the United States accounted for 19% of our total receivables balance.

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

Investment in Unconsolidated Affiliate.  In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”).  We use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence.  Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investee’s net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value.  We eliminate all intercompany transactions in accounting for our equity method investments.  During fiscal 2013, 2012 and 2011, we recorded our proportionate share of the investee’s net income or loss in “Interest and other income (expense), net” on the consolidated statements of income.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.  We did not recognize any impairment loss on investment in unconsolidated affiliate during fiscal 2013, 2012 or 2011.

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

Construction in progress primarily consists of purchased material and internal payroll and related costs used in the development of production lines.  We did not capitalize interest on constructed assets during fiscal 2013 or 2012 due to immateriality.

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

Valuation of Long-Lived Assets.  We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate.  We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount.  If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. We did not recognize any impairment charges on long-lived assets in fiscal 2013, 2012 or 2011.

Intangible Assets.  Intangible assets, consisting of purchased patents, licenses and other rights acquired from third parties, are presented at cost, net of accumulated amortization.  The intangible assets are amortized using the straight-line method over their estimated useful life of 6-10 years, which approximates the economic benefit.  If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly.  During fiscal 2013, 2012 and 2011, our changes in estimated useful life of intangible assets were not significant.

Revenue Recognition.  Revenues from product sales and services, net of estimated sales allowances, discounts and rebates, are recognized when the following four criteria are met:

•	Evidence of an arrangement exists: Persuasive evidence of an arrangement with a customer that reflects the terms and conditions to deliver products or render services must exist in order to recognize revenue.

•	Upon shipment of the products or rendering of services to the customer: Delivery is considered to occur at the time of shipment of products to a distributor or direct customer, as title and risk of loss have been transferred to the distributor or direct customer on delivery to the common carrier. Rights of return are not provided. For services, delivery is considered to occur as the service is provided. Service revenues are primarily generated from veterinary reference laboratory diagnostic and consulting services for veterinarians. Net service revenues are recognized at the time services are performed.

•	Fixed or determinable sales price: When the sales price is fixed or determinable that amount is recognized as revenue.

•	Collection is reasonably assured: Collection is deemed probable if a customer is expected to be able to pay amounts under the arrangement as those amounts become due. Revenue is recognized when collectibility of the resulting receivable is reasonably assured.

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

Multiple Element Revenue Arrangements.  Our sales arrangements may contain multiple element revenue arrangements in which a customer may purchase a combination of instruments, consumables or extended maintenance agreements.  Additionally, we provide incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of our instruments.  Starting in fiscal 2012, we participate in selling arrangements in the veterinary market that include multiple deliverables, such as instruments, consumables and service agreements associated with our veterinary reference laboratory.  Judgments as to the allocation of consideration from an arrangement to the multiple elements of the arrangement, and the appropriate timing of revenue recognition are critical with respect to these arrangements.

A multiple element arrangement includes the sale of one or more tangible product offerings with one or more associated services offerings, each of which are individually considered separate units of accounting.  We allocate revenues to each element in a multiple element arrangement based upon the relative selling price of each deliverable.  When applying the relative selling price method, we determine the selling price for each deliverable using vendor-specific objective evidence (“VSOE”) of selling price, if it exists, or third-party evidence (“TPE”) of selling price.  If neither VSOE nor TPE of selling price exist for a deliverable, we use our best estimate of selling price for that deliverable.  Revenue allocated to each element is then recognized when all revenue recognition criteria are met for each element.

Revenues from our multiple element arrangements are allocated separately to the instruments, consumables, extended maintenance agreements and incentives based on the relative selling price method.  Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately. Revenues allocated to each element are then recognized when the basic revenue recognition criteria, as described above, are met for each element.  Revenues associated with incentives in the form of free goods are deferred until the goods are shipped to the customer.  Revenues associated with incentives in the form of extended maintenance agreements are deferred and recognized ratably over the life of the extended maintenance contract, generally one to three years.  Incentives in the form of extended maintenance agreements are our most significant multiple element arrangement.

For our selling arrangements in the veterinary market that include multiple deliverables, such as instruments, consumables and service agreements associated with our veterinary reference laboratory, revenue is recognized upon delivery of the product or performance of the service during the term of the service contract when the basic revenue recognition criteria, as described above, are met for each element.  We allocate revenues to each element based on the relative selling price of each deliverable.  Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately.

From time to time, we offer customer incentives comprising of arrangements with customers to include discounts on future sales of services associated with our veterinary reference laboratory.  We apply judgment in determining whether future discounts are significant and incremental.  When the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the original arrangement.  To determine whether a discount is significant and incremental, we look to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement.  If the discount in the multiple element arrangement approximates the discount typically provided in standalone sales, that discount is not considered incremental.  During fiscal 2013, 2012 and 2011, our customer incentive programs with future discounts were not significant.

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

Advertising Expenses.  Costs of advertising, which are recognized as sales and marketing expenses, are generally expensed in the period incurred.  Advertising expenses were $1.5 million, $2.1 million and $1.7 million, for fiscal 2013, 2012 and 2011, respectively.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes.  For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement.  Significant judgment is required to evaluate uncertain tax positions.  At March 31, 2013 and 2012, we had no significant uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.  For fiscal 2013, 2012 and 2011, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at March 31, 2013 and 2012, we had no accrued interest or penalties.

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

We have not granted any stock options since the beginning of fiscal 2007 and we did not grant stock options during fiscal 2013, 2012 or 2011.  We have recognized compensation expense during the requisite service period of the stock option.  As of March 31, 2013, we had no unrecognized compensation expense related to stock options granted.

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

Comprehensive Income.  Comprehensive income generally represents all changes in shareholders’ equity during a period, resulting from net income and transactions from non-owner sources.  Comprehensive income consists of net income and the net-of-tax amounts for unrealized gain (loss) on available-for-sale investments (difference between the cost and fair market value).  For the periods presented, the accumulated other comprehensive income consisted of the unrealized gains or losses on the Company’s available-for-sale investments, net of tax.

Foreign Currency Translations.  The functional currency is the U.S. dollar for our international subsidiary, Abaxis Europe GmbH, located in Darmstadt, Germany.  Foreign currency transactions of our subsidiary are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets.  Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency resulted in foreign currency gains and losses, which were included in “Interest and other income (expense), net” on the consolidated statements of income and were insignificant for fiscal 2013, 2012 and 2011.

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

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income:  In February 2013, the FASB issued ASU No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (Topic 220) - Comprehensive Income (ASU 2013-02), to amend existing rules to improve the reporting of reclassification out of accumulated other comprehensive income (“AOCI”).  The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component.  In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the statement where net income is presented or as a separate disclosure in the notes of the financial statements.  As this guidance relates to presentation only, we do not expect the adoption of this amendment to have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2.  INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity.  The following table summarizes available-for-sale and held-to-maturity investments as of March 31, 2013 and 2012 (in thousands):

	Available-for-Sale Investments
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2013	Cost	Gain	(Loss)	Value
Certificates of deposits	$996	$5	$-	$1,001
Corporate bonds	6,029	65	-	6,094
Municipal bonds	529	-	-	529
Total available-for-sale investments	$7,554	$70	$-	$7,624

	Held-to-Maturity Investments
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
March 31, 2013	Cost	Gain	(Loss)	Value
Certificates of deposits	$3,341	$-	$-	$3,341
Corporate bonds	16,284	121	(3)	16,402
Municipal bonds	13,105	32	(10)	13,127
Total held-to-maturity investments	$32,730	$153	$(13)	$32,870

	Available-for-Sale Investments
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2012	Cost	Gain	(Loss)	Value
Certificates of deposits	$1,245	$2	$-	$1,247
Corporate bonds	6,047	38	-	6,085
Municipal bonds	961	1	-	962
Total available-for-sale investments	$8,253	$41	$-	$8,294

	Held-to-Maturity Investments
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
March 31, 2012	Cost	Gain	(Loss)	Value
Certificates of deposits	$844	$-	$-	$844
Corporate bonds	23,072	131	(31)	23,172
Municipal bonds	12,921	71	(1)	12,991
Total held-to-maturity investments	$36,837	$202	$(32)	$37,007

The amortized cost of our held-to-maturity investments approximates their fair value.  As of March 31, 2013 and 2012, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale.  As of March 31, 2013 and 2012, we had unrealized gains on available-for-sale investments, net of related income taxes of $42,000 and $25,000, respectively.  Redemptions of investments in accordance with the callable provisions during fiscal 2013, 2012 and 2011 were $1.3 million, $16.3 million and $36.1 million, respectively.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of March 31, 2013 and 2012 (in thousands):

	March 31, 2013		March 31, 2013
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,027	$1,029	$22,325	$22,387
Due in 1 to 4 years	6,527	6,595	10,405	10,483
Total investments	$7,554	$7,624	$32,730	$32,870

	March 31, 2012		March 31, 2012
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$670	$670	$21,019	$21,062
Due in 1 to 4 years	7,583	7,624	15,818	15,945
Total investments	$8,253	$8,294	$36,837	$37,007

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of March 31, 2013 and 2012 (in thousands):

	As of March 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$12,189	$-	$-	$12,189
Available-for-sale investments:
Certificates of deposits	-	1,001	-	1,001
Corporate bonds	-	6,094	-	6,094
Municipal bonds	-	529	-	529
Total assets at fair value	$12,189	$7,624	$-	$19,813

	As of March 31, 2012
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$6,996	$-	$-	$6,996
Available-for-sale investments:
Certificates of deposits	-	1,247	-	1,247
Corporate bonds	-	6,085	-	6,085
Municipal bonds	-	962	-	962
Total assets at fair value	$6,996	$8,294	$-	$15,290

As of March 31, 2013 and 2012, our Level 1 financial assets are comprised of money market mutual funds.  Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash.  The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.  As of March 31, 2013 and 2012, we did not have any Level 1 financial liabilities.

As of March 31, 2013 and 2012, our Level 2 financial assets are comprised of certificates of deposits, corporate bonds and municipal bonds.  We review trading activity and pricing for these investments as of the measurement date.  When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers.  These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.  This approach results in the classification of these securities as Level 2 of the fair value hierarchy.  As of March 31, 2013 and 2012, we did not have any Level 2 financial liabilities.

As of March 31, 2013 and 2012, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.  During fiscal 2013 and 2012, we did not have any Level 3 financial assets or liabilities on a recurring basis.

NOTE 4.  INVENTORIES

Components of inventories at March 31, 2013 and 2012 were as follows (in thousands):

	March 31,
	2013	2012
Raw materials	$12,621	$9,046
Work-in-process	3,696	3,369
Finished goods	10,469	7,182
Inventories	$26,786	$19,597

NOTE 5.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate consists of an investment in equity securities of Scandinavian Micro Biodevices APS (“SMB”).  In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash.  SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008.  Abaxis has had exclusive distribution rights for the analyzer and associated cartridges in North America since 2008.  Starting January 2011, Abaxis has non-exclusive rights in other areas of the world.  We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations.  During fiscal 2013, 2012 and 2011, we recorded our allocated portions of SMB’s net loss of $13,000, 143,000 and $31,000, respectively.

NOTE 6.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at March 31, 2013 and 2012 consisted of the following (in thousands):

	March 31,
	2013	2012
Property and equipment at cost:
Machinery and equipment	$28,676	$26,910
Furniture and fixtures	1,567	1,565
Computer equipment	5,840	4,805
Leasehold improvements	10,098	9,372
Construction in progress	5,949	5,472
	52,130	48,124
Accumulated depreciation and amortization	(26,800)	(23,828)
Property and equipment, net	$25,330	$24,296

Depreciation and amortization expense for property and equipment amounted to $5.4 million, $4.5 million and $3.9 million in fiscal 2013, 2012 and 2011, respectively.

NOTE 7.  INTANGIBLE ASSETS, NET

Intangible assets, net, at March 31, 2013 and 2012 consisted of the following (in thousands):

		Accumulated	Net Book
	Cost	Amortization	Value
Balance, March 31, 2013
Licenses	$5,000	$2,360	2,640
Other	637	155	482
Total intangible assets	$5,637	$2,515	$3,122

Balance, March 31, 2012
Licenses	$5,000	$1,625	3,375
Patents	750	675	75
Other	637	97	540
Total intangible assets	$6,387	$2,397	$3,990

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

Amortization expense for intangible assets, included in cost of revenues or in the respective operating expense line based on the function and purpose for which it is being used, amounted to $868,000, $614,000 and $633,000 in fiscal 2013, 2012 and 2011, respectively.  Based on our intangible assets subject to amortization as of March 31, 2013, the estimated amortization expense for succeeding years is as follows (in thousands):

	Estimated Future Annual Amortization Expense
		Fiscal Year Ending March 31,
	Total	2014	2015	2016	2017	2018	Thereafter
Amortization expense	$3,122	$1,499	$1,258	$58	$58	$58	$191

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

During fiscal 2013, we recorded an adjustment to pre-existing warranties of $290,000, which reduced our warranty reserves and our cost of revenues, based on both historical and projected product performance rates of instruments.  During fiscal 2012, we recorded an additional accrual to pre-existing warranties of $257,000, which increased our warranty reserves and our cost of revenues, based on both historical and projected product performance rates of instruments.  Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary.  If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

Reagent Discs.  We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated.  The warranty cost includes the replacement costs and freight of a defective reagent disc.  For fiscal 2013, 2012 and 2011, the provision for warranty expense related to replacement of defective reagent discs was $369,000, $456,000 and $476,000, respectively.  The balance of accrued warranty reserve related to replacement of defective reagent discs at March 31, 2013 and 2012 was $571,000 and $564,000, respectively, which was classified as a current liability on the consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs.  However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during fiscal 2013, 2012 and 2011 is summarized as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
Balance at beginning of period	$1,846	$1,222	$1,343
Provision for warranty expense	1,228	1,698	1,294
Warranty costs incurred	(1,400)	(1,331)	(1,094)
Adjustment to pre-existing warranties	(290)	257	(321)
Balance at end of period	1,384	1,846	1,222
Non-current portion of warranty reserve	389	601	191
Current portion of warranty reserve	$995	$1,245	$1,031

NOTE 9.  BORROWINGS

Notes Payable.  We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan was effective January 2011, bears interest at 5.0% and is payable quarterly.  As of March 31, 2013, our short-term and long-term notes payable balances were $100,000 and $682,000, respectively, and we recorded the short-term balance in other accrued liabilities on the consolidated balance sheets.  The entire outstanding balance of the note shall be payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of March 31, 2013.

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

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Leases

As of March 31, 2013, our contractual obligations for our operating lease obligations for succeeding years are as follows (in thousands):

	Payments Due by Period
		Due in Fiscal
	Total	2014	2015	2016	2017	2018	Thereafter
Operating lease obligations	$13,502	$1,951	$1,934	$1,803	$1,655	$1,536	$4,623

Our operating lease obligations were comprised of our principal facility and various leased facilities and equipment under operating lease agreements, which expire on various dates from fiscal 2014 through fiscal 2021.  Our principal facilities located in Union City, California is under a non-cancelable operating lease agreement, which expires in fiscal 2021.  The monthly rental payments on principal facilities lease increase based on a predetermined schedule and accordingly, we recognize rent expense on a straight-line basis over the life of the lease.  Rent expense under operating leases was $2.1 million, $2.0 million and $1.8 million for fiscal 2013, 2012 and 2011, respectively.

In April 2013, we amended our lease agreement in Germany to extend the lease terms of our office and warehouse space through fiscal 2025, for which our lease obligation totals approximately $2.9 million and is not included in the table above.

Commitments

We have purchase commitments, comprising of supply and inventory related agreements, totaling approximately $19.6 million as of March 31, 2013.  These purchase order commitments include our purchase obligations with SMB of Denmark to purchase VSpro specialty analyzers and related cartridges and Diatron of Hungary to purchase Diatron hematology instruments.  Furthermore, at March 31, 2013, we prepaid $765,000 to Diatron for future purchases of hematology instruments and reagents, which was recorded in prepaid expenses and other currents assets on the consolidated balance sheets.

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

Litigation

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid.  On September 24, 2012, the parties agreed to terminate all pending and future claims connected with the litigation in exchange for a one-time payment by Cepheid of $17.3 million, which we recognized as an offset to operating expenses during the second quarter of fiscal 2013.

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of our directors in the United States District Court for the Northern District of California alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units.  The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees.  In addition, the plaintiff sought, and on October 23, 2012 the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made.  The Company filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan.  The defendants have filed motions to dismiss the claims.  A hearing on the motions was held on May 7, 2013 and the Company is awaiting the court’s ruling.  Management believes the claims raised by the plaintiff are without merit and intends to contest them vigorously.

We are involved from time to time in various litigation matters in the normal course of business.  There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

NOTE 11.  EMPLOYEE BENEFIT PLAN

We have established the Abaxis 401(k) Plan (the “401(k) Plan”), a tax deferred savings plan, for the benefit of qualified employees.  The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement.  Qualified employees may elect to have salary reduction contributions made to the plan on a bi-weekly basis.  We may make quarterly contributions to the plan at the discretion of our Board of Directors either in cash or in common stock.  Our matching contributions to the tax deferred savings plan totaled $608,000, $422,000 and $325,000 in fiscal 2013, 2012 and 2011, respectively.  In fiscal 2013, 2012 and 2011, our matching contributions were made in cash.  We did not have any matching contributions in the form of common stock in fiscal 2013, 2012 and 2011.

NOTE 12.  EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

Equity Compensation Plans

Our share-based compensation plans are described below.

2005 Equity Incentive Plan.  Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended our 1998 Stock Option Plan.  The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants.  On November 8, 2012, our shareholders approved an amendment to the Equity Incentive Plan to, among other things, (i) increase the aggregate number of shares of common stock reserved for issuance under the Equity Incentive Plan by 900,000 shares and increase the maximum number of shares that may be issued pursuant to incentive stock options, (ii) clarify that the prohibition on repricing stock options and stock appreciation rights without prior shareholder approval also applies to prohibit the cancellation of such awards in exchange for cash, (iii) remove a 500,000-share limit on the number of shares that may be issued upon settlement of restricted stock units and other full-value awards, (iv) eliminate the requirement that no participant may be granted more than one performance award for the same performance period under the Equity Incentive Plan and (v) reapprove the Internal Revenue Code Section 162(m) performance criteria and award limits of the Equity Incentive Plan to permit us to continue to grant awards to key officers that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code.  As of March 31, 2013, the Equity Incentive Plan provided for the issuance of a maximum of 6,786,000 shares, of which 1,109,000 shares of common stock were then available for future issuance.  The shares available for future issuance excluded 63,000 shares issuable upon settlement of restricted stock units with performance vesting provisions that were approved by the Board of Directors but are deemed not to have been granted for accounting purposes in accordance with ASC 718-10-55-95.  See “Restricted Stock Unit Awards (Performance Vesting)” section in this Note for additional information.  Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the Equity Incentive Plan.

1992 Outside Directors’ Stock Option Plan.  Under our 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors.  Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant.  Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service.  Additionally, no shares of common stock were available for future issuance because the time period for granting options expired in June 2002 in accordance with the terms of the Directors Plan.  The Directors Plan provided for the issuance of a maximum of 250,000 shares.  During fiscal 2012, the remaining stock options outstanding granted under the Directors Plan were exercised and as of March 31, 2013, there were no stock options outstanding under the Directors Plan.

Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Share-Based Compensation

The following table summarizes total share-based compensation expense, net of tax, related to stock options and restricted stock units for fiscal 2013, 2012 and 2011, which is included in our consolidated statements of income (in thousands, except per share data):

	Year Ended March 31,
	2013	2012	2011
Cost of revenues	$921	$918	$656
Research and development	1,150	866	880
Sales and marketing	2,506	1,877	1,499
General and administrative	2,509	2,022	1,809
Share-based compensation expense before income taxes	7,086	5,683	4,844
Income tax benefit	(2,557)	(2,001)	(1,815)
Total share-based compensation expense after income taxes	$4,529	$3,682	$3,029
Net impact of share-based compensation on:
Basic net income per share	$0.21	$0.17	$0.14
Diluted net income per share	$0.20	$0.16	$0.13

Share-based compensation has been classified in the consolidated statements of income or capitalized on the consolidated balance sheets in the same manner as cash compensation paid to employees.  Capitalized share-based compensation costs at March 31, 2013, 2012 and 2011 were $151,000, $139,000 and $107,000, respectively, which were included in inventories on our consolidated balance sheets.

Cash Flow Impact

The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards.  Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable.  Excess tax benefits classified as a financing cash inflow for fiscal 2013, 2012 and 2011 were $2.7 million, $862,000 and $2.3 million, respectively.

Stock Options

Options granted to employees and directors generally expire ten years from the grant date.  Options granted to employees generally become exercisable over a period of four years based on cliff-vesting terms and continuous employment.  Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service.  We have not granted any stock options since the beginning of fiscal 2007 and we did not grant stock options during fiscal 2013, 2012 and 2011.  We have recognized compensation expense during the requisite service period of the stock option.  As of March 31, 2013, we had no unrecognized compensation expense related to stock options granted.

Stock Option Activity

Stock option activity under all stock plans is summarized as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Life (Years)	(In thousands)
Outstanding at March 31, 2010
(720,000 shares exercisable at a weighted average exercise price of $9.15 per share)	720,000	$9.15
Granted	-	-
Exercised	(314,000)	5.35
Canceled or forfeited	-	-
Outstanding at March 31, 2011
(406,000 shares exercisable at a weighted average exercise price of $12.10 per share)	406,000	12.10
Granted	-	-
Exercised	(122,000)	5.04
Canceled or forfeited	(2,000)	5.31
Outstanding at March 31, 2012
(282,000 shares exercisable at a weighted average exercise price of $15.21 per share)	282,000	15.21
Granted	-	-
Exercised	(210,000)	13.38
Canceled or forfeited	-	-
Outstanding at March 31, 2013	72,000	$20.50	1.07	$1,943
Vested and expected to vest at March 31, 2013	72,000	$20.50	1.07	$1,943
Exercisable at March 31, 2013	72,000	$20.50	1.07	$1,943

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of March 28, 2013 (the last day of trading for our fiscal year ended March 31, 2013), that would have been received by the option holders had all option holders exercised their stock options as of that date.  Total intrinsic value of stock options exercised during fiscal 2013, 2012 and 2011 was $5.5 million, $2.5 million and $6.7 million, respectively.  Cash proceeds from stock options exercised during fiscal 2013, 2012 and 2011 were $2.8 million, $615,000 and $1.7 million, respectively.

The following table summarizes information regarding stock options outstanding and stock options exercisable at March 31, 2013:

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
	of Shares	Contractual	Price	of Shares	Price
Range of Exercise Prices	Outstanding	Life (Years)	Per Share	Exercisable	Per Share
$3.77 - $ 13.17	3,000	1.13	$9.16	3,000	$9.16
$14.74 - $ 14.74	4,000	1.45	14.74	4,000	14.74
$17.23 - $ 17.23	1,000	0.59	17.23	1,000	17.23
$17.93 - $ 17.93	1,000	0.81	17.93	1,000	17.93
$19.45 - $ 19.45	1,000	1.22	19.45	1,000	19.45
$21.65 - $ 21.65	62,000	1.05	21.65	62,000	21.65
$3.77 - $ 21.65	72,000	1.07	20.50	72,000	20.50

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

The fair value of restricted stock unit awards used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.  Such value is recognized as an expense over the corresponding requisite service period.  The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited.  The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.  As of March 31, 2013, the total unrecognized compensation expense related to restricted stock unit awards granted amounted to $19.3 million, which is expected to be recognized over a weighted average service period of 1.68 years.

Restricted Stock Unit Awards (Performance Vesting)

We also began granting restricted stock unit awards subject to performance vesting criteria, which we refer to as restricted stock unit awards (performance vesting), to our executive officers in fiscal 2013.  During the first quarter of fiscal 2013, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 84,000 shares of common stock to our executive officers (the “FY2013 Performance RSUs”).  The FY2013 Performance RSUs were subject to vesting in four equal annual increments based upon:  (1) achievement of certain pre-established corporate annual performance-related goals, as established by the Compensation Committee; and (2) the grantee’s satisfying service requirements through the vesting period.  The fiscal 2013 performance target was established at the grant date following ASC 718-10-55-95 and the aggregate estimated grant date fair value of the FY2013 Performance RSUs was $752,000, or $35.62 per share, based on the closing market price of our common stock on the date of grant.  The number of vested restricted stock unit awards (performance vesting) is determined at the end of each annual performance period.  Because each annual performance target was to be set at the start of each respective single-fiscal year performance period, and only the target for fiscal 2013 performance was set as of March 31, 2013, only 25% of the FY2013 Performance RSUs were deemed granted in fiscal 2013 in accordance with ASC 718-10-55-95, and the remaining 75% of the FY2013 Performance RSUs were not deemed granted for accounting purposes as of March 31, 2013.

During the first quarter of fiscal 2014, our Compensation Committee granted restricted stock unit awards (performance vesting) to acquire shares of the Company’s common stock to our executive officers (the “FY2014 Performance RSUs”).  The FY2014 Performance RSUs vest only if both of the following criteria are satisfied:  (1) our consolidated income from operations for the fiscal year ending March 31, 2014, as certified by the Compensation Committee, is in excess of the applicable target amount set forth in the table below; and (2) the recipient remains in the Service of the Company (as defined in our 2005 Equity Incentive Plan) until the applicable vesting date set forth below:

Shares Issuable Upon Settlement of FY2014 Performance RSUs	Consolidated Income from Operations for the Year Ending March 31, 2014	Vesting Date
25%	> 90% of target	April 29, 2016
25%	> 90% of target	April 29, 2017
25%	>100% of target	April 29, 2016
25%	> 100% of target	April 29, 2017

On April 29, 2013, 21,000 shares subject to the FY2013 Performance RSUs were issued as a result of exceeding 90% of our consolidated income from operations target for the fiscal year ending March 31, 2013.  In consideration of the grant of the FY2014 Performance RSUs described above, the remaining FY2013 Performance RSUs were cancelled and are no longer outstanding.

The fair value of our restricted stock unit awards (performance vesting) used in our expense recognition method is measured based on the number of shares granted, the closing market price of our common stock on the date of grant and an estimate of the probability of the achievement of the performance goals.  We recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition.  The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals.  If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed.  We have recognized compensation expense during the requisite service period of the restricted stock unit (performance vesting) granted in fiscal 2013.  As of March 31, 2013, we had no unrecognized compensation expense related to restricted stock unit awards (performance vesting).

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity during fiscal 2013, 2012 and 2011:

	Time-Based Restricted		Performance-Based Restricted
	Stock Units		Stock Units
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value(1)	Shares	Fair Value(1)
Unvested at March 31, 2010	864,000	$21.57	-	$-
Granted	333,000	24.45	-	-
Vested(2)	(244,000)	23.43	-	-
Canceled or forfeited	(13,000)	23.14	-	-
Unvested at March 31, 2011	940,000	$22.09	-	$-
Granted	436,000	27.25	-	-
Vested(2)	(237,000)	22.12	-	-
Canceled or forfeited	(19,000)	24.03	-	-
Unvested at March 31, 2012	1,120,000	$24.06	-	$-
Granted(3)	192,000	36.30	21,000	35.62
Vested(2)	(257,000)	23.40	-	-
Canceled or forfeited	(75,000)	26.78	-	-
Unvested at March 31, 2013	980,000	$26.42	21,000	$35.62
______________________________________
(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.
(3)	The shares granted for restricted stock unit awards (performance vesting) do not include the awards approved by the Board of Directors during the fiscal year that are deemed not to have been granted in accordance with ASC 718-10-55-95.

Total intrinsic value of restricted stock units vested during fiscal 2013, 2012 and 2011 was $9.1 million, $6.6 million and $6.0 million, respectively.  The total grant date fair value of restricted stock units vested during fiscal 2013, 2012 and 2011 was $6.0 million, $5.2 million and $5.7 million, respectively.

NOTE 13.  SHAREHOLDERS’ EQUITY

Share Repurchase Program

In August 2011, the Board of Directors authorized the repurchase of up to an aggregate of $40.0 million of our common stock. In January 2012, the Board of Directors approved a $15.0 million increase to the Company’s existing share repurchase program, to a total of $55.0 million. Since the share repurchase program began, through March 31, 2013, we have repurchased 1.2 million shares of our common stock at a total cost of $27.3 million.  As of March 31, 2013, $27.7 million of our common stock may yet be purchased under such authorization. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired. During fiscal 2013, we did not repurchase any of our common stock. During fiscal 2012, we repurchased 1.2 million shares of our common stock at a total cost of $27.3 million, at an average per share cost including commission of $23.41.

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

In addition, under certain conditions involving an acquisition or proposed acquisition, the rights permit the holders (other than the acquirer) to purchase our common stock at a 50% discount from the market price at that time, and in the event of certain business combinations, the rights permitted the purchase of the common stock of an acquirer at a 50% discount from the market price at that time.  Under certain conditions, the purchase rights would have been redeemed by the Board of Directors in whole, but not in part, at a price of $0.001 per right.  The rights had no voting privileges and were attached to and automatically trade with our common stock.

The Shareholder Rights Plan and rights granted thereunder expired in April 2013 and accordingly, on June 4, 2013, the Company filed a Form 15 with the Securities and Exchange Commission to deregister the rights.

Dividend Payments

In December 2012, the Company declared a special cash dividend of $1.00 per share on our outstanding common stock, payable on December 28, 2012 to shareholders of record as of the close of business on December 17, 2012. The total dividend payout was $22.0 million and was made from retained earnings.

Common Stock Warrants

At March 31, 2013, there were 30,000 warrants outstanding, of which 14,000 shares were vested, to purchase common stock at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017. At March 31, 2012, there were 30,000 warrants outstanding, of which 8,000 shares were vested, to purchase common stock at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017. At March 31, 2011, there were 10,000 warrants outstanding, of which 2,000 shares were vested, to purchase common stock at a weighted average exercise price of $3.00 per share, expiring in January 2016. The fair value of the warrants issued were determined using the Black-Scholes option-pricing model and are amortized over their estimated useful life, of approximately ten years, as an intangible asset. The warrants vest at a rate of 20% annually from their issuance dates and have a term of five years.

NOTE 14.  NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended March 31,
	2013	2012	2011
Numerator:
Net income	$27,459	$13,091	$14,537
Denominator:
Weighted average common shares outstanding - basic	21,946,000	22,084,000	22,365,000
Weighted average effect of dilutive securities:
Stock options	89,000	130,000	294,000
Restricted stock units	318,000	230,000	197,000
Warrants	28,000	18,000	2,000
Weighted average common shares outstanding - diluted	22,381,000	22,462,000	22,858,000
Net income per share:
Basic net income per share	$1.25	$0.59	$0.65
Diluted net income per share	$1.23	$0.58	$0.64

Stock options and warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of our common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share.  There were no stock options and warrants excluded from the computation of diluted weighted average shares outstanding during fiscal 2013, 2012 and 2011.

We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Year Ended March 31,
	2013	2012	2011
Weighted average number of shares underlying antidilutive restricted stock units	2,000	267,000	213,000

If the performance criteria for our restricted stock unit awards (performance vesting) are achieved, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive.  Starting with the first quarter of fiscal 2013, we granted 21,000 restricted stock unit awards (performance vesting), with vesting based on the achievement of certain preestablished corporate annual performance related goals.  The performance criteria for our restricted stock unit awards (performance vesting) were achieved during fiscal 2013 and were included in the computation of diluted weighted average shares outstanding.  There were no restricted stock unit awards (performance vesting) excluded from the computation of diluted weighted average shares outstanding during fiscal 2013.

NOTE 15.  INCOME TAXES

Income Tax Provision

The components of our income tax provision are summarized as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
Current:
Federal	$14,575	$5,552	$5,940
State	1,488	584	961
Foreign	174	267	46
Total current income tax provision	16,237	6,403	6,947
Deferred:
Federal	(1,219)	790	1,547
State	(88)	(117)	540
Total deferred income tax provision	(1,307)	673	2,087
Total income tax provision	$14,930	$7,076	$9,034

The components of our income before income tax provision are summarized as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
United States	$41,743	$19,403	$23,335
Foreign	646	764	236
Income before income tax provision	$42,389	$20,167	$23,571

The income tax provision differs from the amount computed by applying the federal statutory income tax rate (35 percent) to income before income tax provision as follows (in thousands):

	Year Ended March 31,
	2013	2012	2011
Income taxes at federal income tax rate	$14,836	$7,059	$8,250
State income taxes, net of federal benefits	1,123	455	1,275
Non-deductible compensation	56	159	89
Research and development tax credits	(541)	(254)	(385)
Tax-exempt interest income	(32)	(65)	(52)
Qualified production activities income benefit	(525)	(306)	(258)
Other	13	28	115
Total income tax provision	$14,930	$7,076	$9,034

During fiscal 2013, 2012 and 2011, we recognized $2.7 million, $842,000 and $2.2 million, respectively, of tax deductions related to share-based compensation in excess of recognized share-based compensation expense (“excess benefits”) which was recorded to shareholders’ equity.  We record excess benefits to shareholders’ equity when the benefits result in a reduction in cash paid for income taxes.

Our policy is to reinvest earnings of our foreign subsidiary unless such earnings are subject to U.S. taxation.  As of March 31, 2013, the cumulative earnings upon which U.S. income taxes has not been provided is approximately $619,000.  The U.S. tax liability if the earnings were repatriated is $247,000.

Unrecognized Tax Benefits

During fiscal 2013, we did not recognize any interest and penalties related to unrecognized tax benefits.  We file income tax returns in the U.S. federal  jurisdiction, Germany and various state jurisdictions.  The statute of limitations is three years for federal and four years for California.  With the exception of tax credit carryovers, federal income tax returns are subject to examination for fiscal years 2010 through 2013 and California income tax returns are subject to examination for fiscal years 2009 through 2013.  To the extent there is a research and development tax credit available for carryover to future years, the statute of limitations with respect to the tax credit begins in the year utilized.  As a result of the timing for the utilization of federal and California tax credit carryovers, our federal and California research and development tax credits are subject to examination for fiscal years 1997 through 2013.  We are subject to examination in Germany for fiscal years 2011 through 2013.

Deferred Tax Assets and Liabilities

The following table presents the breakdown between current and non-current net deferred tax assets (liabilities) (in thousands):

	March 31,
	2013	2012
Deferred tax assets, current	$4,589	$4,151
Deferred tax assets, non-current	643	-
Deferred tax liabilities, non-current	-	(199)
Total net deferred tax assets	$5,232	$3,952

Significant components of our deferred tax assets (liabilities) are as follows (in thousands):

	March 31,
	2013	2012
Deferred tax assets:
Research and development tax credit carryforwards	$475	$376
Capitalized research and development	167	200
Inventory reserves	601	442
Deferred revenue from extended maintenance agreements and warranty reserves	2,399	2,100
Accrued payroll and other accrued expenses	1,266	1,145
Share-based compensation	2,145	1,658
Alternative minimum tax credits	24	24
Tax on deferred intercompany profit	1,120	896
Other	416	477
Total deferred tax assets	8,613	7,318
Deferred tax liabilities:
Depreciation	(3,257)	(3,274)
Other	(124)	(92)
Total deferred tax liabilities	(3,381)	(3,366)
Net deferred tax assets	$5,232	$3,952

A valuation allowance against deferred tax assets is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.  As of March 31, 2013, 2012 and 2011, we did not have a valuation allowance.

As of March 31, 2013, we had no federal or California net operating loss carryforwards.  As of March 31, 2013, our California research and development tax credit carryforwards were $730,000.  The California research and development tax credit will carryforward indefinitely.

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

Veterinary Market

In the veterinary market reportable segment, we serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories.  The products manufactured and sold in this segment primarily consist of VetScan chemistry analyzers and veterinary reagent discs.  We also sell original equipment manufacturer supplied products in this segment consisting of VetScan hematology instruments and related reagent kits, VetScan VSpro specialty analyzers and related consumables, VetScan i‑STAT analyzers and related VetScan i‑STAT consumables and rapid tests.  During fiscal 2011, we began developing Abaxis Veterinary Reference Laboratories (“AVRL”), a full-service laboratory testing facility, based in Olathe, Kansas.  In October 2011, we began operating and providing veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States through AVRL.

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for fiscal 2013, 2012 and 2011 (in thousands).

	Year Ended March 31,
	2013	2012	2011
Revenues:
Medical Market(1)	$31,643	$30,404	$29,146
Veterinary Market(1)	150,510	122,253	109,594
Other(1)(2)	3,872	3,939	4,936
Total revenues	186,025	156,596	143,676
Cost of revenues:
Medical Market(1)	15,179	14,323	14,357
Veterinary Market(1)	72,477	57,032	49,330
Other(1)(2)	138	138	197
Total cost of revenues	87,794	71,493	63,884
Gross profit:
Medical Market(1)	16,464	16,081	14,789
Veterinary Market(1)	78,033	65,221	60,264
Other(1)(2)	3,734	3,801	4,739
Gross profit	$98,231	$85,103	$79,792
______________________________________
(1)	Includes certain prior fiscal year amounts by operating segment and unallocated items that were reclassified to conform to the current fiscal year presentation.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 17.  REVENUES BY PRODUCT AND SERVICE CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product and service category (in thousands):

	Year Ended March 31,
Revenues by Product and Service Category	2013	2012	2011
Instruments(1)	$46,034	$35,150	$32,092
Consumables(2)	127,481	113,810	102,920
Other products and services(3)	12,360	7,472	7,412
Product and service revenues, net	185,875	156,432	142,424
Development and licensing revenue	150	164	1,252
Total revenues	$186,025	$156,596	$143,676
______________________________________
(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

The following is a summary of our revenues by geographic region based on customer location (in thousands):

	Year Ended March 31,
Revenues by Geographic Region	2013	2012	2011
North America	$152,774	$128,969	$117,992
Europe	26,086	21,926	20,308
Asia Pacific and rest of the world	7,165	5,701	5,376
Total revenues	$186,025	$156,596	$143,676

Significant Concentrations

During fiscal 2013, one distributor in the United States, Animal Health International, accounted for 11% of our total worldwide revenues.  During fiscal 2012, one distributor in the United States, Animal Health International, accounted for 15% of our total worldwide revenues.  During fiscal 2011, there were no distributors or direct customers that accounted for 10% or more of our total worldwide revenues.  Animal Health International was formed in 2011 from two animal health companies, which included Walco International, Inc., d/b/a DVM Resources.

Substantially all of our long-lived assets are located in the United States.

NOTE 18.  SUMMARY OF QUARTERLY DATA (UNAUDITED)

The following is a summary of unaudited quarterly data for fiscal 2013 and 2012 (in thousands, except per share data):

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal Year Ended March 31, 2013:
Revenues	$42,014	$44,258	$49,802	$49,951
Gross profit	$22,849	$23,123	$26,076	$26,183
Income tax provision	$1,699	$8,012	$2,996	$2,223
Net income	$2,864	$12,909	$4,988	$6,698
Net income per share - basic	$0.13	$0.59	$0.23	$0.30
Net income per share - diluted	$0.13	$0.58	$0.22	$0.30

Fiscal Year Ended March 31, 2012:
Revenues	$36,003	$40,025	$37,850	$42,718
Gross profit	$19,223	$22,021	$20,478	$23,381
Income tax provision	$1,278	$1,918	$1,696	$2,184
Net income	$2,214	$3,321	$2,850	$4,706
Net income per share - basic	$0.10	$0.15	$0.13	$0.22
Net income per share - diluted	$0.10	$0.15	$0.13	$0.21

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated that the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a‑15(e) and 15d‑15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of the end of the period covered by this report.  Based on such evaluation, the Company’s principal executive officer and principal financial officer, have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act.  Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our principal executive officer and principal financial officer, have concluded that our internal control over financial reporting was effective as of March 31, 2013.

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

Attestation Report of the Independent Registered Public Accounting Firm

Burr Pilger Mayer, Inc., our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2013, which report is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
of Abaxis, Inc.

We have audited the internal control over financial reporting of Abaxis, Inc. and its subsidiary (“the Company”) as of March 31, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Abaxis, Inc. and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Abaxis, Inc. and its subsidiary as of March 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2013 and the related financial statement schedule and our report dated June 14, 2013 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.
San Jose, California
June 14, 2013

Item 9B.  Other Information

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning Abaxis’ executive officers and directors as of May 31, 2013.

Name	Age	Title
Clinton H. Severson	65	Chairman of the Board, President and Chief Executive Officer
Vernon E. Altman(1)(3)	67	Director
Richard J. Bastiani, Ph.D.(1)(2)(3)	70	Director
Michael D. Casey(1)(2)(3)	67	Director
Henk J. Evenhuis(1)(3)	70	Director
Prithipal Singh, Ph.D.(1)(2)(3)	74	Director
Alberto R. Santa Ines	66	Chief Financial Officer and Vice President of Finance
Kenneth P. Aron, Ph.D.	60	Chief Technology Officer
Donald P. Wood	61	Chief Operations Officer
Martin V. Mulroy	52	Chief Commercial Officer for North America Animal Health
Vladimir E. Ostoich, Ph.D.	67	Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim, Founder
Achim Henkel	55	Managing Director of Abaxis Europe GmbH
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Michael D. Casey joined the Board of Directors in October 2010.  Mr. Casey is currently retired.  From September 1997 to February 2002, Mr. Casey served as the Chairman, President, Chief Executive Officer and a director of Matrix Pharmaceutical, Inc. From November 1995 to September 1997, Mr. Casey was Executive Vice President at Schein Pharmaceutical, Inc. (NYSE: SHP).  In December 1996, he was appointed President of the retail and specialty products division of Schein Pharmaceutical.  From June 1993 to November 1995, he served as President and Chief Operating Officer of Genetic Therapy, Inc.  Mr. Casey was President of McNeil Pharmaceutical (a unit of Johnson & Johnson) from 1989 to June 1993 and Vice President, Sales and Marketing for Ortho Pharmaceutical Corp. (a subsidiary of Johnson & Johnson) from 1985 to 1989.  Mr. Casey has served on the Board of Directors of Celgene Corporation (Nasdaq: CELG) since 2002 and Durect Corp. (Nasdaq: DRRX) since 2004.  Mr. Casey previously served on the Board of Directors of AVI Biopharma, Inc. from 2006 to 2010, Allos Therapeutics, Inc. (Nasdaq: ALTH) from 2002 to 2010, Cholestech Corporation from 2001 to 2007, OrthoLogic Corporation (Nasdaq: OLGC) from 2004 to 2007, Sicor, Inc. (Nasdaq: SCRI) from 2002 to 2004 and Bone Care International, Inc. (Nasdaq: BCII) from 2001 to 2005.  Mr. Casey was selected to serve as director because of his extensive industry knowledge and experience, including operational, leadership and board experience from his executive positions at pharmaceutical/biotechnology companies.

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

Donald P. Wood has served as our Chief Operations Officer since April 2009.  Mr. Wood joined us in October 2007 as Vice President of Operations.  From April 2003 to September 2007, Mr. Wood was the Vice President of Operations of Cholestech Corporation, a medical products manufacturing company that was subsequently acquired by Inverness Medical Innovations, Inc. in September 2007.  From July 2001 to March 2003, Mr. Wood served as Vice President of Bone Health, a business unit of Quidel Corporation, a manufacturing and marketer of point-of-care diagnostics, and was responsible for Bone Health Product Operations, Device Research and Development, and Sales and Marketing.  He also served as Quidel’s Vice President of Ultrasound Operations from August 1999 to July 2001.  Prior to joining Quidel, Mr. Wood was the Director of Ultrasound Operations for Metra Biosystems Inc., a developer and manufacturing company of point-of-care products for osteoporosis, from July 1998 to August 1999 prior to Quidel’s acquisition of Metra Biosystems Inc.

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

The Board of Directors has determined that all members of our Audit Committee are independent (based on the requirements for independence set forth in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards).  Securities and Exchange Commission, or SEC, regulations require Abaxis to disclose whether a director qualifying as an “audit committee financial expert” serves on the Audit Committee.  The Board of Directors has determined that Mr. Evenhuis qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Mr. Evenhuis’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

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

Based solely on our review of the copies of Forms 3, 4 and 5 and amendments thereto received by us, we believe that during the period from April 1, 2012 through March 31, 2013, our executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements applicable to these executive officers, directors and greater than 10% shareholders, except with respect to the following late report filings: 15 late filings by Mr. Achim Henkel and one late filing by Mr. Vladimir Ostoich.

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

Fiscal 2013 Financial Performance

We achieved total revenues of $186.0 million during fiscal 2013, as compared with revenues of $156.6 million in fiscal 2012, an increase of 19%.  Revenues in North America increased by 18% in fiscal 2013, compared to fiscal 2012, and revenues outside of North America increased by 20% in fiscal 2013, compared to fiscal 2012.  Revenues from consumable sales increased to $127.5 million, or 12%, in fiscal 2013, compared to fiscal 2012.  In our veterinary market, total revenues increased to $150.5 million, an increase of 23% over fiscal 2012.

Our total shareholder return on an investment in our common stock has outperformed the NASDAQ Medical Equipment Securities Index over the five year period ended March 31, 2013.  The following graph assumes the investment of $100 on March 31, 2008 in our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Securities Index and assumes dividends, if any, are reinvested.

 COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Abaxis, Inc., the Russell 2000 Index,

and the NASDAQ Medical Equipment Securities Index

	3/31/2008	3/31/2009	3/31/2010	3/31/2011	3/31/2012	3/31/2013
Abaxis, Inc.	$100.00	$74.41	$117.35	$124.47	$125.72	$209.70
Russell 2000	$100.00	$62.50	$101.72	$127.96	$127.73	$148.55
NASDAQ Medical Equipment Securities	$100.00	$54.40	$98.76	$106.99	$121.86	$122.12

Fiscal 2013 Compensation

Consistent with our pay-for-performance philosophy, our Compensation Committee took the following actions with respect to the fiscal 2013 compensation of our Named Executive Officers.

•	Base Salary. We increased the base salary of our Chief Executive Officer by 20.0% and the base salaries of the other Named Executive Officers by amounts ranging from 14.7% to 20.2%. Our Compensation Committee made these increases to reward the individual performance of each of the Named Executive Officers and to ensure an appropriate balance in their compensation mix between cash and equity.

•	Annual Bonus. We increased the target annual bonus opportunities of our Chief Executive Officer by 19.0% and the target annual bonus opportunities of the other Named Executive Officers by 16.7%, in order to make such amounts competitive with those of similarly-situated executives at our peer companies. The actual annual bonus for fiscal 2013 was earned at 91.5% of the target bonus opportunity for our Named Executive Officers.

•	Equity Awards. We granted our Named Executive Officers equity awards in the form of restricted stock units subject to a mix of time-based and performance-based vesting, which were intended to incentivize, encourage retention and enhance share ownership, aligning the interests of our Named Executive Officers with the interests of our shareholders.

Executive Compensation Program Overview

Overview

The goals of our executive compensation program are to attract, retain, motivate and reward executive officers who contribute to our success and to incentivize these executives on both a short-term and long-term basis to achieve our business objectives.  This program combines cash and equity awards in the forms and proportions that we believe will motivate our executive officers to increase shareholder value over the long-term.

Our executive compensation program is designed to achieve the following specific objectives:

•	to align our executive compensation with achievement of our strategic business objectives;

•	to align the interests of our executive officers with both short-term and long-term shareholder interests; and

•	to place a substantial portion of our executives’ compensation at risk such that actual compensation depends on overall company performance.

Executive Compensation Program Objectives and Framework

Our executive compensation program has three primary components:  (1) base salary, (2) short-term cash incentive bonuses and (3) long-term equity grants.  Base salaries for our executive officers are a minimum fixed level of compensation consistent with or below competitive market practice.  Short-term cash incentive bonuses awarded to our executive officers are intended to incentivize and reward achievement of financial, operating and strategic objectives during the fiscal year and targets are typically set to be above market.  Our executive officers’ total potential cash compensation is heavily weighted toward annual cash incentive bonuses, because our Compensation Committee and Board of Directors believe this weighting best aligns the interests of our executive officers with that of shareholders generally and helps ensure a strong pay-for-performance culture.  Long-term equity grants awarded to our executive officers are designed to promote retention and align our executives’ long-term interests with shareholders’ long-term interests by ensuring that incentive compensation is linked to our long-term company performance.

Executive compensation is reviewed annually by our Compensation Committee and Board of Directors, and adjustments are made to reflect company objectives and competitive conditions.  Our executive compensation review process includes our Compensation Committee engaging an independent compensation consulting advisor from time to time, as described below in “Competitive Market Analysis.”  We also offer our executive officers participation in our 401(k) plan, health care insurance, flexible spending accounts and certain other benefits available generally to all full-time employees.

Compensation-Setting Process

Role of Our Compensation Committee

Our Compensation Committee, which operates under a written charter adopted by the Board of Directors, is primarily responsible for reviewing and recommending to the Board of Directors the compensation arrangements for our executive officers for approval by the Board of Directors.  In carrying out these responsibilities, the Compensation Committee reviews all components of executive officer and director compensation for consistency with the Compensation Committee’s compensation philosophy as in effect from time to time.  In connection with its review and recommendations, our Compensation Committee also considers the recommendations of our Chief Executive Officer, Mr. Clinton Severson, regarding the compensation of our executive officers who report directly to him.  These recommendations generally include annual adjustments to compensation levels and, an assessment of each executive officer’s overall individual contribution, scope of responsibilities and level of experience.  Our Compensation Committee gives considerable weight to Mr. Severson’s recommendations because of his direct knowledge of each executive officer’s performance and contribution to our financial performance.  However, Mr. Severson does not participate in the determination of his own compensation.  The Compensation Committee presents its recommendation for executive compensation to the Board of Directors for final review and approval.  Typically, these recommendations are made to our Board of Directors by the first quarter of the ensuing fiscal year.

No other executive officers participate in the determination or recommendation of the amount or form of executive officer compensation, except our Compensation Committee may discuss with our Chief Executive Officer or Chief Financial Officer our financial, operating and strategic business objectives, bonus targets or performance goals.  The Compensation Committee reviews and determines the appropriateness of the financial measures and performance goals, as well as assesses the degree of difficulty in achieving specific bonus targets and performance goals.  Our Compensation Committee does not delegate any of its functions in determining executive and/or director compensation.  To date, our Compensation Committee has not established any formal policies or guidelines for allocating compensation between long-term and currently paid out compensation, cash and non-cash compensation, or among different forms of non-cash compensation.

Competitive Market Analysis

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

When making fiscal 2013 executive compensation decisions, the Compensation Committee believed that the Compensation Peer Group was appropriate and commensurate with that of Abaxis – overall revenue, market capitalization, and profitability placed our company at the 60th percentile of the group.  The market data obtained regarding the Compensation Peer Group was considered by the Compensation Committee in its fiscal 2013 executive compensation decisions.  In addition to benchmarking compensation, Pay Governance conducted a Chief Executive Officer pay and performance assessment to ensure that our Chief Executive Officer’s realizable pay is aligned with actual company performance.

In December 2012, our Compensation Committee again engaged Pay Governance, to review our executive compensation programs.  Pay Governance, with input from the Compensation Committee, updated the comparative frame of reference that resulted in a group of 16 companies (the “Updated Compensation Peer Group”).  This Updated Compensation Peer Group represented similarly-situated medical device and diagnostic companies that were identified by Pay Governance as companies with similar financial growth and as competitors for executive talent.  In our Updated Compensation Peer Group, we adjusted our Compensation Peer Group, based on similarity in size, business and financial growth, resulting in an adjustment to remove Cutera, Kensey Nash and Thoratec, and to add Dexcom and Sequenom.  The following companies comprised the Updated Compensation Peer Group:

Abiomed	ICU Medical	Quidel
AngioDynamics	Luminex	Sequenom
Cepheid	Meridian Bioscience	Surmodics
Conceptus	Neogen	Volcano
DexCom	Orasure Technologies
Genomic Health	Palomar Medical Technologies

The market data obtained regarding the Updated Compensation Peer Group was considered by the Compensation Committee in its fiscal 2014 executive compensation decisions.  Our Compensation Committee and Board of Directors may engage compensation consultants in the future as they deem it to be necessary or appropriate.

Shareholder Advisory Vote on Executive Compensation

At our Annual Meeting of Shareholders held on October 24, 2012, we held an advisory vote on executive compensation.  Approximately 96% of the votes cast on the proposal were in favor of our Named Executive Officer compensation as disclosed in the proxy statement.  Our Compensation Committee reviewed these final vote results and determined that, given the significant level of support, no material changes to our executive compensation policies and programs were necessary.

Executive Compensation Components

Base Salary

We provide an annual base salary to each of our executive officers to compensate them for services rendered during the year.  Salaries are reviewed annually by the Compensation Committee and adjusted for the ensuing year based on both (i) an evaluation of individual job performance during the prior year, and (ii) an evaluation of the compensation levels of similarly-situated executive officers in our Compensation Peer Group and in our industry generally.

For fiscal 2013 and 2014, the Compensation Committee targeted salaries to be between the 25th and 50th percentile of our compensation peer group.  Our Compensation Committee considered this 25th and 50th percentile range as a general guideline for the appropriate level of potential salaries, but did not attempt to specifically match this or any other percentile.  Our Compensation Committee also considered the recommendations of the Chief Executive Officer regarding the compensation of each of the Named Executive Officers who reported directly to him.  However, the Compensation Committee and our Board of Directors did not base their considerations on any single factor but rather considered a mix of factors and evaluated individual salaries against that mix.

Our Board of Directors set salaries for fiscal 2013 in April 2012 after considering a peer company analysis of total cash compensation for executive officers prepared in October 2011 by Pay Governance and the recommendations of the Compensation Committee.  For fiscal 2013 base salaries, our Compensation Committee recommended that we increase base salaries in amounts designed to reward each of the Named Executive Officers for their performance in the prior year while maintaining base salaries at an appropriately competitive level.  Based on the peer company analysis of total compensation prepared by Pay Governance in October 2011, base salaries for our executive officers were below the 25th percentile of our compensation peer group, especially because in fiscal 2012 we had maintained base salaries for our Named Executive Officers at their fiscal 2011 rates.  Accordingly, the Compensation Committee recommended increasing base salaries for our Named Executive Officers from fiscal 2012 to fiscal 2013 between 14.7%-20.2%, which reflected the Compensation Committee’s goal for the Named Executive Officer salaries to be between the 25th and 50th percentile of our compensation peer group.  The base salary increases from fiscal 2012 to fiscal 2013 were 20.0% for our Chief Executive Officer and 20.2% for each of our Chief Financial Officer and Chief Operations Officer since the Compensation Committee considered the base salaries were below the base salary levels of similarly-situated executive officers in our Compensation Peer Group.

Our Board of Directors set salaries for fiscal 2014 after considering a peer company analysis of total cash compensation for executive officers prepared in March 2013 by Pay Governance and the recommendations of the Compensation Committee.  For fiscal 2014 base salaries, our Compensation Committee recommended that we increase base salaries in amounts designed to reward each of the Named Executive Officers for their performance in the prior year while maintaining base salaries at an appropriately competitive level.  Based on the peer company analysis of total compensation prepared by Pay Governance in March 2013, the Compensation Committee recommended to the Board of Directors to increase base salaries for our Named Executive Officers from fiscal 2013 to fiscal 2014 between 4.0%-7.8%, which reflected the Compensation Committee’s goal for executive officer salaries to be between the 25th and 50th percentile of our compensation peer group.

Based on the recommendations of the Compensation Committee, our Board of Directors approved the following base salaries (effective July 2012 for fiscal 2013 and July 2013 for fiscal 2014) for our Named Executive Officers:

Named Executive Officer	Fiscal 2013 Base Salary	Fiscal 2013 Percent Increase In Base Salary from Fiscal 2012	Fiscal 2014 Base Salary	Fiscal 2014 Percent Increase In Base Salary from Fiscal 2013
Clinton H. Severson	$450,000	20.0%	$485,000	7.8%
Alberto R. Santa Ines	$250,000	20.2%	$260,000	4.0%
Kenneth P. Aron, Ph.D.	$250,000	14.7%	$260,000	4.0%
Vladimir E. Ostoich, Ph.D.	$250,000	14.7%	$260,000	4.0%
Donald P. Wood	$250,000	20.2%	$260,000	4.0%

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

Target Bonus Opportunities for Fiscal 2013

For fiscal 2013, our Compensation Committee generally targeted total cash compensation to be at or above the 75th percentile of the Compensation Peer Group.  Our Compensation Committee considered this 75th percentile target as a general guideline for the appropriate level of potential cash bonus compensation, but did not attempt to specifically match this or any other percentile.  The target bonus level for the Named Executive Officers is designed to place a higher portion of our Named Executive Officers’ compensation at risk than the Compensation Peer Group.

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

Named Executive Officer	Fiscal 2013 Target Bonus	Fiscal 2013 Bonus Awarded
Clinton H. Severson	$625,000	$571,875
Alberto R. Santa Ines	$350,000	$320,251
Kenneth P. Aron, Ph.D.	$350,000	$320,251
Vladimir E. Ostoich, Ph.D.	$350,000	$320,251
Donald P. Wood	$350,000	$320,251

Corporate Performance Measures

For fiscal 2013, our Compensation Committee selected quarterly net sales and quarterly pre-tax income as the corporate financial performance measures for our officer bonus program, which we believe are the most important measures of both annual financial performance and long-term shareholder value.  Using these two equally-weighted performance measures, the Compensation Committee established bonus targets that are set to be achievable, yet are at a level of difficulty that does not assure that the goals will be met.  The bonus targets require executive officers to increase annual corporate financial performance during the applicable fiscal year, compared to our previous year’s actual financial results. Accordingly, meeting the bonus targets, especially given the global business environment, requires executive officers to improve financial performance on a year-over-year basis and, thus, a substantial portion of our executive officers’ compensation is at risk if corporate financial results are not achieved during a particular fiscal year.  In addition to meeting financial goals, we must not exceed a certain failure rate on our reagents discs in order for cash incentives to be paid to our executive officers.  However, our Compensation Committee has the discretion to grant bonuses even if these performance goals are not met.

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

Bonus Decisions and Analysis

The Compensation Committee evaluated our financial performance for each quarter of fiscal 2013 and the level of achievement of each of the corporate performance measures for those quarters.  As noted above, the fiscal 2013 annual bonus paid to each Named Executive Officer was based upon the achievement of two equally-weighted financial goals, our total annual net sales and total annual pre-tax income goals.  Based on this evaluation, the Compensation Committee determined that our Named Executive Officers had achieved 91.5% of their target bonus awards for fiscal 2013.  The targets and actual results are summarized below.

Corporate Performance Measures	Fiscal 2013 Target Bonus	Fiscal 2013 Actual Results
Net sales	$194.4 million	$186.0 million
Pre-tax income (1)(2)	$30.6 million	$29.9 million

(1)	The target bonus level for pre-tax income includes bonus expense earned during the period.
(2)
Each quarter, the Board of Directors (with Mr. Severson abstaining), approves the achievement of the target bonus levels.  During fiscal 2013, the Board of Directors (with Mr. Severson abstaining), upon the recommendation of the Compensation Committee, approved a revision to the target bonus level to exclude certain unbudgeted transactions in pre-tax income.  The target bonus level in this table reflects the approved revision.

Target Bonus Opportunities for Fiscal 2014

For fiscal 2014, our Compensation Committee generally targeted total cash compensation to be at or above the 75th percentile of the Updated Compensation Peer Group.  Our Compensation Committee considered this 75th percentile target as a general guideline for the appropriate level of potential cash bonus compensation, but did not attempt to specifically match this or any other percentile.  The target bonus level for the Named Executive Officers is designed to maintain total compensation at an appropriately competitive level in the industry.

Based on the peer company analysis of total compensation prepared by Pay Governance in March 2013, the Compensation Committee recommended to the Board of Directors to increase target bonus opportunities for fiscal 2014 for our Named Executive Officers to be at or above the 75th percentile of the Updated Compensation Peer Group.  In April 2013, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2014 target bonus levels for our executive officers.  The following table summarizes the fiscal 2014 target bonus amounts for our Named Executive Officers:

Named Executive Officer	Fiscal 2014 Target Bonus
Clinton H. Severson	$675,000
Alberto R. Santa Ines	$375,000
Kenneth P. Aron, Ph.D.	$375,000
Vladimir E. Ostoich, Ph.D.	$375,000
Donald P. Wood	$375,000

Payment of the target bonus, as identified above, for fiscal 2014, will continue to be equally weighted at 50% for achievement of our quarterly net sales performance goal and 50% for achievement of our quarterly pre-tax income performance goal.  For fiscal 2014, bonuses will be paid in the same payout structure as the fiscal 2013 bonus discussed above, with the exception of higher financial targets.  Our Compensation Committee has the discretion to adjust the parameters and performance goals for payment of these annual performance bonuses.

Recoupment of Certain Payments

We do not currently have a formal policy regarding adjustments or recovery of awards or payments following a restatement of financial performance targets.  In such a circumstance, the Compensation Committee would evaluate whether compensation adjustments were appropriate based upon the facts and circumstances surrounding the restatement. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 further expanded the reach of mandatory recoupment policies but the Securities and Exchange Commission has yet to provide final guidance for implementation of such requirements.  We will comply with any final recoupment policies.

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

Under our 2005 Equity Incentive Plan, we are permitted to award stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards.  Prior to fiscal 2007, equity-based grants to our executive officers comprised solely of stock options.  Beginning in fiscal 2007, we began granting restricted stock units to our executive officers.  Starting in fiscal 2013, we implemented a performance-based vesting equity program.  Under this program, starting in fiscal 2013, our Compensation Committee granted our Named Executive Officers restricted stock units that vest only if certain financial and/or operating goals are achieved.  Equity grants to our Named Executive Officers in fiscal 2013 and fiscal 2014 are discussed below.

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

Restricted Stock Units

Fiscal 2013 Restricted Stock Unit Grants

The Compensation Committee approves all restricted stock unit grants to our Named Executive Officers and other executive officers. In April 2012, after considering an analysis of total compensation for our Named Executive Officers, the Compensation Committee determined that a mix of time-based and performance-based vesting for the restricted stock unit awards would provide an effective tool for incentivizing and retaining those executive officers who are most responsible for direct impact on corporate performance by balancing variable compensation (restricted stock units subject to performance-based vesting, which we refer to as performance units) and compensation with a more predictable value (restricted stock units subject to time-based vesting).

The performance units consist of the right to receive shares of common stock, subject to achievement of certain corporate performance-related goals, as established by the Compensation Committee.  The performance units granted in fiscal 2013 (the “FY2013 Performance RSUs”) were subject to vesting in four equal annual increments based on our consolidated income from operations for each of the years ending March 31, 2013 through 2016 exceeding 90% of the target set or to be set by the Compensation Committee for such year, respectively. The value of the performance units at the time of grant was approximately $819,000 for our Chief Executive Officer and approximately $374,000 for each of our other Named Executive Officers. The Compensation Committee believed that these grants of performance units were appropriate based on our financial performance over the prior year.

Restricted stock units subject to time-based vesting granted to the Named Executive Officers were subject to the following vesting schedule:  five percent vesting on the first anniversary of the grant date; additional ten percent on the second anniversary of the grant date; additional 15 percent on the third anniversary of the grant date; and the remaining 70 percent on the fourth anniversary of the grant date, in each case subject to continuous service to Abaxis during the vesting period. Time-based vesting terms are intended to encourage retention of our executive officers. The value of these timed-based restricted stock units at the time of grant was approximately $819,000 for our Chief Executive Officer and approximately $374,000 for each of our other Named Executive Officers. Our Compensation Committee believes that retention of the Named Executive Officers is key to our success and that the time-based vesting schedule of the restricted stock units helps to retain our Named Executive Officers.

The Compensation Committee believed that the changes to the equity award program for fiscal 2013 would help align the executives’ focus on the achievement of specific performance goals intended to help position us for future growth.  Furthermore, the Compensation Committee believes that our restricted stock grants will enhance executive share ownership, further aligning their interests with those of shareholders.  The Compensation Committee intends that long-term equity incentive compensation awards, when taken together with the base salary and annual incentive compensation opportunities provided to the Named Executive Officers, would result in total direct compensation to the Named Executive Officers to be at or above the 75th percentile, assuming performance at the target level under the annual incentive compensation plan, as compared to similarly-situated executive officers in our Compensation Peer Group and in our industry generally.  The Compensation Committee has determined that providing compensation at these levels would provide incentives to attract and retain highly qualified executives.  In April 2012, for our Named Executive Officers and upon the recommendation of the Compensation Committee, our Board of Directors (with Mr. Severson abstaining) approved the fiscal 2013 long-term equity incentive compensation.  The following table summarizes the fiscal 2013 restricted stock units and performance units awarded to our Named Executive Officers:

Named Executive Officer	Restricted Stock Units with Time- Based Vesting (#)	Performance Units (#)
Clinton H. Severson	23,000	23,000
Alberto R. Santa Ines	10,500	10,500
Kenneth P. Aron, Ph.D.	10,500	10,500
Vladimir E. Ostoich, Ph.D.	10,500	10,500
Donald P. Wood	10,500	10,500

Fiscal 2014 Restricted Stock Unit Grants and Partial Cancellation of Fiscal 2013 Restricted Stock Unit Grants

In April 2013, after considering an analysis of total compensation for our Named Executive Officers, the Compensation Committee again determined that a mix of performance units and restricted stock units subject to time-based vesting would be appropriate, for the reasons described above.

The performance units granted for fiscal 2014 consist of the right to receive shares of common stock, only if both of the following criteria are satisfied:  (1) the Company’s consolidated income from operations for the fiscal year ending March 31, 2014, as certified by the Compensation Committee, is in excess of the applicable target amount set forth in the table below; and (2) the recipient remains in the Service of the Company (as defined in the Company’s 2005 Equity Incentive Plan) until the applicable vesting date set forth below:

Shares Issuable Upon Settlement of Fiscal 2014 Performance Units	Consolidated Income From Operations for the Year Ending March 31, 2014	Vesting date
25%	> 90% of target	April 29, 2016
25%	> 90% of target	April 29, 2017
25%	> 100% of target	April 29, 2016
25%	> 100% of target	April 29, 2017

On April 29, 2013, 25% of the shares subject to the FY2013 Performance RSUs were issued as a result of the Company exceeding 90% of its consolidated income from operations target for the fiscal year ending March 31, 2013.  In consideration of the grant of the performance units in fiscal 2014 described above, each Named Executive Officer of the Company has agreed to cancel the remaining portion of the FY2013 Performance RSUs.  The number of shares issued upon vesting of the FY2013 Performance RSUs and the number of shares subject to the portion of each of the FY2013 Performance RSUs that has been cancelled are as follows: (i) Clinton H. Severson, 5,750 shares issued and 17,250 shares cancelled; (ii) Alberto R. Santa Ines, 2,625 shares issued and 7,875 shares cancelled; (iii) Vladimir E. Ostoich, Ph.D., 2,625 shares issued and 7,875 shares cancelled; (iv) Kenneth P. Aron, Ph.D., 2,625 shares issued and 7,875 shares cancelled; and (v) Donald P. Wood, 2,625 shares issued and 7,875 shares cancelled.

Restricted stock units subject to time-based vesting granted to the Named Executive Officers continued to have the four-year time-based vesting terms as described above.

In April 2013, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2014 long-term equity incentive compensation for our Named Executive Officers.  The following table summarizes the fiscal 2014 restricted stock units and performance units awarded to our Named Executive Officers:

Named Executive Officer	Restricted Stock Units with Time- Based Vesting (#)	Performance Units (#)
Clinton H. Severson	19,000	36,000
Alberto R. Santa Ines	9,000	16,000
Kenneth P. Aron, Ph.D.	9,000	16,000
Vladimir E. Ostoich, Ph.D.	9,000	16,000
Donald P. Wood	9,000	16,000

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

Stock Ownership Guidelines

We maintain stock ownership guidelines for our executives and directors.  These guidelines require that executives and directors be meaningfully invested in the Company’s stock, and therefore be personally invested in the Company’s performance to ensure strong alignment with shareholder interests.

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

Change in Control Agreements

In July 2006, our Board of Directors, after considering a change of control program analysis from the peer company analysis prepared by our compensation advisor at that time and upon the recommendation of our Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”).  The Severance Plan was adopted by our Board of Directors to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control. Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board of Directors.  In December 2008, our Board of Directors amended the Severance Plan to ensure its compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”).  The current executive officers designated as participants in the Severance Plan are as follows:  Clinton H. Severson, our Chairman, President and Chief Executive Officer; Alberto R. Santa Ines, our Chief Financial Officer and Vice President of Finance; Kenneth P. Aron, Ph.D., our Chief Technology Officer; Achim Henkel, our Managing Director of Abaxis Europe GmbH; Martin V. Mulroy, our Chief Commercial Officer for North America Animal Health; Vladimir E. Ostoich, Ph.D., our Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim; and Donald P. Wood, our Chief Operations Officer.

The Severance Plan provides that upon the occurrence of a change of control a participant’s outstanding stock option(s) and other unvested equity-based instruments will accelerate in full, and any such stock awards shall become immediately exercisable.  Under the 2005 Equity Incentive Plan, all equity awards held by officers accelerate upon a change in control.

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

Compensation Policies and Practices as They Relate to Risk Management

In fiscal 2013, our Compensation Committee reviewed our compensation policies and practices and concluded that the mix and design of these policies and practices are not reasonably likely to encourage our employees to take excessive risks.  In connection with its evaluation, our Compensation Committee considered, among other things, the structure, philosophy and design characteristics of our primary incentive compensation plans and programs in light of our risk management and governance procedures, as well as other factors that may calibrate or balance potential risk-taking incentives.  Based on this assessment, our Compensation Committee concluded that risks arising from our compensation policies and practices for all employees, including executive officers, are not reasonably likely to have a material adverse effect on us.

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

COMPENSATION COMMITTEE REPORT (1)

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Based upon this review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

THE COMPENSATION COMMITTEE

Richard J. Bastiani, Ph.D., Chair
Michael D. Casey
Prithipal Singh, Ph.D.

___________________________________
(1)  The material in this report is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Abaxis under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date hereof and irrespective of any general incorporation language contained in any such filing.

EXECUTIVE COMPENSATION
Summary Compensation Table

The following table sets forth for fiscal 2013, 2012 and 2011, the compensation awarded or paid to, or earned by, Abaxis’ Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers at March 31, 2013 (collectively, the “Named Executive Officers”).
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation ($) (3)		Total ($)
Clinton H. Severson President, Chief Executive Officer and Chairman of the Board	2013 2012 2011	431,250 376,442 370,385	- - -	1,024,075 1,573,000 1,416,800	- - -	571,875 341,251 488,251	13,638 11,726 11,160	(4) (4) (4)	2,040,838 2,302,419 2,286,596
Alberto R. Santa Ines Chief Financial Officer and Vice President of Finance	2013 2012 2011	239,500 208,800 205,538	- - -	467,513 715,000 644,000	- - -	320,251 195,000 279,000	12,751 10,573 9,967	(5) (5) (5)	1,040,015 1,129,373 1,138,505
Kenneth P. Aron, Ph.D. Chief Technology Officer	2013 2012 2011	242,000 218,839 215,539	- - -	467,513 715,000 644,000	- - -	320,251 195,000 279,000	26,186 23,502 22,462	(6) (6) (6)	1,055,950 1,152,341 1,161,001
Vladimir E. Ostoich, Ph.D. Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim	2013 2012 2011	242,000 218,839 215,539	- - -	467,513 715,000 644,000	- - -	320,251 195,000 279,000	20,288 18,619 17,568	(7) (7) (7)	1,050,652 1,147,458 1,156,107
Donald P. Wood Chief Operations Officer	2013 2012 2011	239,500 208,800 205,538	- - -	467,513 715,000 644,000	- - -	320,251 195,000 279,000	20,720 18,299 17,518	(8) (8) (8)	1,047,984 1,137,099 1,146,056

(1)	Awards consist of restricted stock units granted to the Named Executive Officer in the fiscal year specified. Amounts listed in this column represent the grant date fair value of the awards granted in the fiscal year indicated as computed in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation” (“ASC 718”). Fiscal 2013 includes restricted stock unit awards with performance vesting granted in accordance with ASC 718-10-55-95. Amounts shown do not reflect whether the Named Executive Officer has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). For a discussion of the assumptions used in determining the fair value of awards of restricted stock units in the above table, see Note 12 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

(2)	Represents aggregate cash performance bonuses earned during each fiscal year based on achievement of corporate financial performance goals, as described under “Executive Compensation – Compensation Discussion and Analysis” above. These bonuses were paid in four quarterly installments within one month following the end of the applicable quarter upon achieving the established quarterly net sales and/or quarterly pre-tax income goals for that quarter. Amounts do not include bonuses paid during a fiscal year, with respect to bonuses earned in a prior fiscal year.

(3)	Amounts listed are based upon our actual costs expensed in connection with such compensation.

(4)	In fiscal 2013, consists of $5,715 in supplemental health plan expenses reimbursed by us, $624 in group life insurance paid by us, $574 in disability insurance premiums paid by us, $444 in long-term care insurance premiums paid by us and $6,281 in matching contributions made by us to Mr. Severson’s 401(k) account. In fiscal 2012, consists of $5,420 in supplemental health plan expenses reimbursed by us, $663 in group life insurance paid by us, $574 in disability insurance premiums paid by us, $444 in long-term care insurance premiums paid by us and $4,625 in matching contributions made by us to Mr. Severson’s 401(k) account. In fiscal 2011, consists of $5,191 in supplemental health plan expenses reimbursed by us, $648 in group life insurance paid by us, $616 in disability insurance premiums paid by us, $111 in long-term care insurance premiums paid by us and $4,594 in matching contributions made by us to Mr. Severson’s 401(k) account.

(5)	In fiscal 2013, consists of $4,964 in supplemental health plan expenses reimbursed by us, $465 in group life insurance paid by us, $527 in disability insurance premiums paid by us, $514 in long-term care insurance premiums paid by us and $6,281 in matching contributions made by us to Mr. Santa Ines’ 401(k) account. In fiscal 2012, consists of $4,516 in supplemental health plan expenses reimbursed by us, $460 in group life insurance paid by us, $458 in disability insurance premiums paid by us, $514 in long-term care insurance premiums paid by us and $4,625 in matching contributions made by us to Mr. Santa Ines’ 401(k) account. In fiscal 2011, consists of $4,323 in supplemental health plan expenses reimbursed by us, $445 in group life insurance paid by us, $477 in disability insurance premiums paid by us, $128 in long-term care insurance premiums paid by us and $4,594 in matching contributions made by us to Mr. Santa Ines’ 401(k) account.

(6)	In fiscal 2013, consists of $18,590 in supplemental health plan expenses reimbursed by us, $479 in group life insurance paid by us, $532 in disability insurance premiums paid by us, $303 in long-term care insurance premiums paid by us and $6,281 in matching contributions made by us to Dr. Aron’s 401(k) account. In fiscal 2012, consists of $17,611 in supplemental health plan expenses reimbursed by us, $484 in group life insurance paid by us, $480 in disability insurance premiums paid by us, $302 in long-term care insurance premiums paid by us and $4,625 in matching contributions made by us to Dr. Aron’s 401(k) account. In fiscal 2011, consists of $16,826 in supplemental health plan expenses reimbursed by us, $467 in group life insurance paid by us, $500 in disability insurance premiums paid by us, $75 in long-term care insurance premiums paid by us and $4,594 in matching contributions made by us to Dr. Aron’s 401(k) account.

(7)	In fiscal 2013, consists of $13,121 in supplemental health plan expenses reimbursed by us, $479 in group life insurance paid by us, $532 in disability insurance premiums paid by us, $600 in long-term care insurance premiums paid by us and $6,156 in matching contributions made by us to Dr. Ostoich’s 401(k) account. In fiscal 2012, consists of $12,430 in supplemental health plan expenses reimbursed by us, $484 in group life insurance paid by us, $480 in disability insurance premiums paid by us, $600 in long-term care insurance premiums paid by us and $4,625 in matching contributions made by us to Dr. Ostoich’s 401(k) account. In fiscal 2011, consists of $11,920 in supplemental health plan expenses reimbursed by us, $467 in group life insurance paid by us, $500 in disability insurance premiums paid by us, $150 in long-term care insurance premiums paid by us and $4,531 in matching contributions made by us to Dr. Ostoich’s 401(k) account.

(8)	In fiscal 2013, consists of $13,121 in supplemental health plan expenses reimbursed by us, $465 in group life insurance paid by us, $527 in disability insurance premiums paid by us, $326 in long-term care insurance premiums paid by us and $6,281 in matching contributions made by us to Mr. Wood’s 401(k) account. In fiscal 2012, consists of $12,430 in supplemental health plan expenses reimbursed by us, $460 in group life insurance paid by us, $458 in disability insurance premiums paid by us, $326 in long-term care insurance premiums paid by us and $4,625 in matching contributions made by us to Mr. Wood’s 401(k) account. In fiscal 2011, consists of $11,920 in supplemental health plan expenses reimbursed by us, $445 in group life insurance paid by us, $477 in disability insurance premiums paid by us, $82 in long-term care insurance premiums paid by us and $4,594 in matching contributions made by us to Mr. Wood’s 401(k) account.

Salary and Bonus in Proportion to Total Compensation.  The following table sets forth the percentage of base salary and annual cash incentive bonus earned by each Named Executive Officer as a percentage of total compensation for fiscal 2013.

Named Executive Officer	Base Salary As a Percentage of Total Compensation	Annual Cash Incentive Bonus As a Percentage of Total Compensation
Clinton H. Severson	21%	28%
Alberto R. Santa Ines	23%	31%
Kenneth P. Aron, Ph.D.	23%	30%
Vladimir E. Ostoich, Ph.D.	23%	30%
Donald P. Wood	23%	31%

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

Grants of Plan-Based Awards in Fiscal 2013

The following table sets forth the grants of plan-based awards to our Named Executive Officers during fiscal 2013.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock or	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	Units (#) (3)	Awards ($) (4)
Clinton H. Severson
Annual cash incentive bonus		156,250	625,000	1,250,000
Restricted stock units	4/30/2012							23,000	819,260
Restricted stock units	4/30/2012				0	5,750	5,750		204,815
Alberto R. Santa Ines
Annual cash incentive bonus		87,500	350,000	700,000
Restricted stock units	4/30/2012							10,500	374,010
Restricted stock units	4/30/2012				0	2,625	2,625		93,503
Kenneth P. Aron, Ph.D.
Annual cash incentive bonus		87,500	350,000	700,000
Restricted stock units	4/30/2012							10,500	374,010
Restricted stock units	4/30/2012				0	2,625	2,625		93,503
Vladimir E. Ostoich, Ph.D.
Annual cash incentive bonus		87,500	350,000	700,000
Restricted stock units	4/30/2012							10,500	374,010
Restricted stock units	4/30/2012				0	2,625	2,625		93,503
Donald P. Wood
Annual cash incentive bonus		87,500	350,000	700,000
Restricted stock units	4/30/2012							10,500	374,010
Restricted stock units	4/30/2012				0	2,625	2,625		93,503

(1)	Actual cash performance bonuses, which were approved by the Board of Directors upon recommendation by the Compensation Committee based on achievement of corporate financial performance goals for fiscal 2013, were paid in four quarterly installments within one month following the end of the applicable quarter upon achieving the established quarterly net sales and/or quarterly pre-tax income goals. Actual cash performance bonuses are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above.

(2)	Consists of a performance-based restricted stock unit granted under, and is subject to, the terms of our 2005 Equity Incentive Plan. Restricted stock units were subject to vesting in four equal annual increments based upon: (1) achievement of certain pre-established corporate annual performance-related goals and (2) the grantee’s satisfying service requirements through the vesting period. The number of vested restricted stock unit awards (performance vesting) is determined at the end of each annual performance period. Because each annual performance target was to be set at the start of each respective single-fiscal year performance period, and only the target for fiscal 2013 performance was set as of March 31, 2013, only 25% of the restricted stock unit awards (performance vesting) were deemed granted in fiscal 2013 in accordance with ASC 718-10-55-95, and the remaining 75% of the FY2013 Performance RSUs were not deemed granted for accounting purposes as of March 31, 2013. The maximum shares are limited to 100% of the target units for the fiscal year ended March 31, 2013, the first annual performance period. The shares reported exclude the following since the awards were not deemed granted for accounting purpose in accordance with ASC 718-10-55-95: Mr. Severson, 17,250 shares; Mr. Santa Ines, 7,875 shares; Mr. Aron, 7,875 shares; Mr. Ostoich, 7,875 shares; and Mr. Wood, 7,875 shares. In April 2013, the Board of Directors and each Named Executive Officer agreed to cancel the unvested portion of the FY2013 Performance RSUs. Additional information on restricted stock unit granted is described above in “Restricted Stock Units.”

(3)	Consists of a time-based restricted stock unit granted under, and is subject to, the terms of our 2005 Equity Incentive Plan. The four-year time-based vesting terms of the restricted stock units is as follows, assuming continuous employment: five percent of the shares vest after the first year; ten percent of the shares vest after the second year; 15 percent of the shares vest after the third year; and 70 percent of the shares vest after the fourth year. Additional information on restricted stock unit granted is described above in “Restricted Stock Units.”

(4)	Represents the fair value of the restricted stock unit award on the date of grant, pursuant to ASC 718. See Note 12 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Outstanding Equity Awards at Fiscal Year End 2013

The following table shows, for the fiscal year ended March 31, 2013, certain information regarding outstanding equity awards at fiscal year end for our Named Executive Officers.

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($) (2)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (3)
Clinton H. Severson							38,500	(4)	1,821,820
							46,750	(4)	2,212,210
							52,250	(4)	2,472,470
							23,000	(4)	1,088,360
							5,750	(5)	272,090

Alberto R. Santa Ines	40,000	-	21.65	4/20/2014
							17,500	(4)	828,100
							21,250	(4)	1,005,550
							23,750	(4)	1,123,850
							10,500	(4)	496,860
							2,625	(5)	124,215

Kenneth P. Aron, Ph.D.							17,500	(4)	828,100
							21,250	(4)	1,005,550
							23,750	(4)	1,123,850
							10,500	(4)	496,860
							2,625	(5)	124,215

Vladimir E. Ostoich, Ph.D.	22,000	-	21.65	4/20/2014
							17,500	(4)	828,100
							21,250	(4)	1,005,550
							23,750	(4)	1,123,850
							10,500	(4)	496,860
							2,625	(5)	124,215

Donald P. Wood							17,500	(4)	828,100
							21,250	(4)	1,005,550
							23,750	(4)	1,123,850
							10,500	(4)	496,860
							2,625	(5)	124,215

(1)	Options granted to the Named Executive Officers expire ten years after the grant date. All options vest one-fourth on the first anniversary date of grant and vests at a rate of 1/48th for each full month thereafter. The options listed are now vested in full.

(2)	Represents the fair value of our common stock on the grant date of the option.

(3)	The value of the equity award is based on the closing price of our common stock of $47.32 on March 28, 2013, the last day of trading for our fiscal year ended March 31, 2013, as reported on the NASDAQ Global Select Market.

(4)	The four-year time-based vesting terms of the restricted stock units is as follows, assuming continuous employment: five percent of the shares vest after the first year; ten percent of the shares vest after the second year; 15 percent of the shares vest after the third year; and 70 percent of the shares vest after the fourth year. Additional information on restricted stock unit granted during fiscal 2013 is described above in “Restricted Stock Units.”

(5)	The restricted stock unit awards vest upon satisfying performance criteria. The shares reported exclude the following since the awards were not deemed granted for accounting purpose in accordance with ASC 718-10-55-95: Mr. Severson, 17,250 shares; Mr. Santa Ines, 7,875 shares; Mr. Aron, 7,875 shares; Mr. Ostoich, 7,875 shares; and Mr. Wood, 7,875 shares. In April 2013, the Board of Directors and each Named Executive Officer agreed to cancel the unvested portion of the FY2013 Performance RSUs. See Note 12 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information.

Option Exercises and Stock Vested in Fiscal 2013

The following table shows all shares of common stock acquired upon exercise of stock options and value realized upon exercise, and all stock awards vested and value realized upon vesting, held by our Named Executive Officers during fiscal 2013.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (2)
Clinton H. Severson	50,000	819,043	51,500	1,798,763
Alberto R. Santa Ines	25,000	871,750	21,500	751,088
Kenneth P. Aron, Ph.D.	40,000	876,430	21,500	751,088
Vladimir E. Ostoich, Ph.D.	-	-	21,500	751,088
Donald P. Wood	-	-	21,500	751,088

(1)	The value realized equals the difference between the option exercise price and the fair market value of our common stock on the date of exercise, as reported on the NASDAQ Global Select Market, multiplied by the number of shares for which the option was exercised.

(2)	The value realized on vesting of restricted stock units equals the fair market value of our common stock on the settlement date, multiplied by the number of shares that vested.

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

Executive Change of Control Severance Plan

In July 2006, our Board of Directors, after considering a change of control program analysis from the peer company analysis prepared by our compensation advisor at that time and upon the recommendation of our Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”).  The Severance Plan was adopted by our Board of Directors to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control.  Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board of Directors.  In December 2008, our Board of Directors amended the Severance Plan to ensure its compliance with Section 409A of the Code.  The current executive officers designated as participants in the Severance Plan are as follows:  Clinton H. Severson, our Chairman, President and Chief Executive Officer; Alberto R. Santa Ines, our Chief Financial Officer and Vice President of Finance; Kenneth P. Aron, Ph.D., our Chief Technology Officer; Achim Henkel, our Managing Director of Abaxis Europe GmbH; Martin V. Mulroy, our Chief Commercial Officer for North America Animal Health; Vladimir E. Ostoich, Ph.D., our Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim; and Donald P. Wood, our Chief Operations Officer.

The Severance Plan provides that upon the occurrence of a change of control a participant’s outstanding stock option(s) and other unvested equity-based instruments will accelerate in full, and any such stock awards shall become immediately exercisable.  Under the 2005 Equity Incentive Plan, all equity awards held by officers accelerate upon a change in control.

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

Incentive Plans

Under our 2005 Equity Incentive Plan (the “2005 Plan”), in the event of a “change in control,” as such term is defined by the 2005 Plan, the surviving, continuing, successor or purchasing entity or its parent may, without the consent of any participant, either assume or continue in effect any or all outstanding options and stock appreciation rights or substitute substantially equivalent options or rights for its stock.  Any options or stock appreciation rights which are not assumed or continued in connection with a change in control or exercised prior to the change in control will terminate effective as of the time of the change in control.  Our Compensation Committee may provide for the acceleration of vesting of any or all outstanding options or stock appreciation rights upon such terms and to such extent as it determines.  The 2005 Plan also authorizes our Compensation Committee, in its discretion and without the consent of any participant, to cancel each or any outstanding option or stock appreciation right upon a change in control in exchange for a payment to the participant with respect to each vested share (and each unvested share if so determined by our Compensation Committee) subject to the cancelled award of an amount of cash, stock or other property equal to the fair market value of the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share under the award.  The Compensation Committee, in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of any stock award, restricted stock unit award, performance share or performance unit, cash-based award or other share-based award held by a participant upon such conditions and to such extent as determined by our Compensation Committee.  The vesting of non-employee director awards and officer awards (including awards held by the Named Executive Officers) granted under the 2005 Plan automatically will accelerate in full upon a change in control.

As described above, certain additional compensation is payable to a Named Executive Officer (i) if his employment was involuntarily terminated without cause or resignation for good cause, (ii) upon a change in control or (iii) if his employment was terminated involuntarily following a change in control.  The amounts shown in the table below assume that such termination was effective as of March 31, 2013, and do not include amounts in which the Named Executive Officer had already vested as of March 31, 2013.  The actual compensation to be paid can only be determined at the time of the change in control and/or a Named Executive Officer’s termination of employment.

Potential Payments Upon Termination or Change in Control

Executive Benefits and Payments Upon Separation	Involuntary Termination Without Cause or Resignation For Good Reason (1)		Change In Control (No Termination)	Involuntary Termination Without Cause Following a Change In Control (2)
Clinton H. Severson
Salary and bonus	$2,150,000		-	$2,150,000
Vesting of time-based restricted stock units (3)	$7,594,860		$7,594,860	$7,594,860
Vesting of performance-based restricted stock units (3)	$1,088,360		$1,088,360	$1,088,360
Health and welfare benefits	$14,714	(4)	-	$14,714	(4)
Excise tax reimbursement and related gross up (5)	-		-	-
Total	$10,847,934		$8,683,220	$10,847,934
Alberto R. Santa Ines
Salary and bonus	-		-	$1,200,000
Vesting of time-based restricted stock units (3)	-		$3,454,360	$3,454,360
Vesting of performance-based restricted stock units (3)	-		$496,860	$496,860
Health and welfare benefits	-		-	$11,912	(6)
Excise tax reimbursement and related gross up (5)	-		-	-
Total	-		$3,951,220	$5,163,132
Kenneth P. Aron, Ph.D.
Salary and bonus	-		-	$1,200,000
Vesting of time-based restricted stock units (3)	-		$3,454,360	$3,454,360
Vesting of performance-based restricted stock units (3)	-		$496,860	$496,860
Health and welfare benefits	-		-	$39,202	(6)
Excise tax reimbursement and related gross up (5)	-		-	-
Total	-		$3,951,220	$5,190,422
Vladimir E. Ostoich, Ph.D.
Salary and bonus	-		-	$1,200,000
Vesting of time-based restricted stock units (3)	-		$3,454,360	$3,454,360
Vesting of performance-based restricted stock units (3)	-		$496,860	$496,860
Health and welfare benefits	-		-	$28,264	(6)
Excise tax reimbursement and related gross up (5)	-		-	-
Total	-		$3,951,220	$5,179,484
Donald P. Wood
Salary and bonus	-		-	$1,200,000
Vesting of time-based restricted stock units (3)	-		$3,454,360	$3,454,360
Vesting of performance-based restricted stock units (3)	-		$496,860	$496,860
Health and welfare benefits	-		-	$28,226	(6)
Excise tax reimbursement and related gross up (5)	-		-	-
Total	-		$3,951,220	$5,179,446

(1)	Amounts relate to payments to Mr. Severson based on the aggregate of two years of salary, bonus, unvested time-based restricted stock units, unvested performance-based restricted stock units and benefits if his employment with us is terminated for any reason other than cause or if he resigns for good reason (as defined in Mr. Severson’s amended and restated employment agreement effective October 2010).

(2)	Amounts assume that the Named Executive Officer was terminated without cause or due to constructive termination during the 18-month period following a change in control.

(3)	The values of the time-based restricted stock unit and performance-based restricted stock unit assume that the market price per share of our common stock on the date of termination of employment was equal to the closing price of our common stock of $47.32 on March 28, 2013, the last day of trading for our fiscal year ended March 31, 2013, as reported on the NASDAQ Global Select Market.

(4)	Health and welfare benefits include payment of 24 months of premiums for medical, dental, vision, disability, life insurance and long-term care benefits.

(5)	For purposes of computing the excise tax reimbursement and related gross up payments, base amount calculations are based on the Named Executive Officer’s taxable wages for fiscal years 2009 through 2013.

(6)	Health and welfare benefits include payment of 24 months of premiums for medical, dental, vision, disability and life insurance benefits.

DIRECTOR COMPENSATION
Director Compensation Table

The table below summarizes the compensation paid to our non-employee directors for fiscal 2013.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2) (3)	Option Awards ($) (4)	All Other Compensation ($)	Total ($)
Vernon E. Altman	23,000	160,290	-	-	183,290
Richard J. Bastiani, Ph.D.	40,000	160,290	-	-	200,290
Michael D. Casey	32,500	160,290	-	-	192,790
Henk J. Evenhuis	42,000	160,290	-	-	202,290
Prithipal Singh, Ph.D.	36,250	160,290	-	-	196,540

(1)	Clinton H. Severson, our Chief Executive Officer and Director, is not included in this table as he is an employee of Abaxis and receives no compensation for his services as a director. The compensation received by Mr. Severson as an employee is shown in the “Summary Compensation Table” above.

(2)	Each non-employee director listed in the table above was granted an award of 4,500 restricted stock units on April 30, 2012 under our 2005 Plan. Amounts listed in this column represent the grant date fair value of the awards in accordance with ASC 718. Amounts shown do not reflect whether the non-employee director has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). For a discussion of the assumptions used in determining the fair value of awards of restricted stock units in the above table, see Note 12 of the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K. No stock awards were forfeited by our non-employee directors during fiscal 2013.

(3)	As of March 31, 2013, each of our non-employee directors held 4,500 shares of unvested restricted stock units.

(4)	No options were awarded to our non-employee directors in fiscal 2013, 2012 or 2011. As of March 31, 2013, the non-employee directors had no outstanding options.

Cash Compensation Paid to Board Members

During fiscal 2013, all non-employee directors received an annual retainer of $15,000, pro-rated based on the period of services provided by the non-employee director.  The non-employee Chairs of our Audit Committee, Compensation Committee and Nominating Committee received an annual supplement of $13,500, $7,500, and $5,000, respectively.  Our non-employee directors each received $1,250 per board meeting attended and $1,000 per committee meeting attended.  We also reimburse our non-employee directors for reasonable travel expenses incurred in connection with attending board and committee meetings.  Directors who are employees receive no compensation for their service as directors.

Equity Compensation Paid to Board Members

Non-employee directors are eligible to receive awards under the 2005 Plan, but such awards are discretionary and not automatic.  In fiscal 2013, 2012 and 2011, each non-employee director received an annual equity award of 4,500, 2,500 and 2,200, respectively, restricted stock units granted under the 2005 Plan, for the services provided by the non-employee director during the respective period.  Each award of restricted stock units represents the right of the participant to receive, without payment of monetary consideration, on the vesting date, a number of shares of common stock equal to the number of units vesting on such date.  Subject to the director’s continued service with us through the applicable vesting date, each restricted stock unit award will vest in full 12 months after the grant date.  Under the terms of the 2005 Plan, the vesting of each non-employee director restricted stock unit award will also be accelerated in full in the event of a “change in control,” as defined in the 2005 Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 31, 2013 by (i) each of the Named Executive Officers in the Summary Compensation Table; (ii) each of our directors; (iii) all of our executive officers and directors as a group and (iv) six holders of at least five percent of our common stock.  The persons named in the table have sole or shared voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Abaxis Common Stock Beneficially Owned(1)
Five Percent Holders:
Brown Capital Management, LLC and The Brown Capital Management Small Company Fund(3)	3,516,784	15.8%
Kayne Anderson Rudnick Investment Management, LLC(4)	2,006,986	9.0%
Neuberger Berman Group LLC, Neuberger Berman LLC, Neuberger Berman Management LLC and Neuberger Berman Equity Funds(5)	1,678,949	7.5%
BlackRock, Inc.(6)	1,606,194	7.2%
The Vanguard Group, Inc.(7)	1,316,618	5.9%
Riverbridge Partners, LLC(8)	1,148,100	5.2%
Executive Officers:(2)
Clinton H. Severson(9)	575,000	2.6%
Vladimir E. Ostoich, Ph.D.(10)	411,874	1.9%
Alberto R. Santa Ines(11)	95,855	*
Kenneth P. Aron, Ph.D.(12)	65,253	*
Donald P. Wood(13)	29,498	*
Outside Directors:(2)
Richard J. Bastiani, Ph.D.(14)	49,400	*
Prithipal Singh, Ph.D.(15)	33,500	*
Henk J. Evenhuis(16)	14,900	*
Michael D. Casey(17)	9,200	*
Vernon E. Altman(18)	7,000	*
Executive officers and directors as a group(12 persons)(19)	1,342,825	6.0%

* Less than one percent.

(1)	The percentages shown in this column are calculated based on 22,282,741 shares of common stock outstanding on May 31, 2013 and includes shares of common stock that such person or group had the right to acquire on or within sixty days after that date, including, but not limited to, upon the exercise of options and vesting of restricted stock units.

(2)	The business address of the beneficial owners listed is c/o Abaxis, Inc., 3240 Whipple Road, Union City, CA 94587.

(3)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2013 by Brown Capital Management, LLC, reporting sole power to vote and dispose of 2,025,147 and 3,516,784 shares, respectively; and by The Brown Capital Management Small Company Fund, reporting sole power to vote and dispose of 1,608,340 shares. The business address for Brown Capital Management, LLC and The Brown Capital Management Small Company Fund is 1201 North Calvert Street, Baltimore, MD 21202.

(4)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 5, 2013 by Kayne Anderson Rudnick Investment Management, LLC, reporting sole power to vote and dispose of 2,006,986 shares. The business address for Kayne Anderson Rudnick Investment Management, LLC is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

(5)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 14, 2013 by both Neuberger Berman Group LLC and Neuberger Berman LLC, reporting shared power to vote and dispose of 1,622,349 and 1,678,949 shares, respectively; by Neuberger Berman Management LLC, reporting shared power to vote and dispose of 1,412,554 shares; and by Neuberger Berman Equity Funds, reporting shared power to vote and dispose of 1,152,100 shares. The business address for Neuberger Berman Group LLC, Neuberger Berman LLC, Neuberger Berman Management LLC and Neuberger Berman Equity Funds is 605 Third Avenue, New York, NY 10158.

(6)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 8, 2013 by BlackRock, Inc., reporting sole power to vote and dispose of 1,606,194 shares. The business address for BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.

(7)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 22, 2013 by The Vanguard Group, Inc., reporting sole power to vote and dispose of 29,047 and 1,288,771 shares, respectively; and shared power to dispose of 27,847 shares. The business address for The Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, PA 19355.

(8)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 4, 2013 by Riverbridge Partners, LLC, reporting sole power to vote and dispose of 855,726 and 1,148,100 shares, respectively. The business address for Riverbridge Partners, LLC is 80 South Eighth Street, Suite 1200, Minneapolis, MN 55402.

(9)	Includes:
•	575,000 shares held by Mr. Severson.

(10)	Includes:
•	224,541 shares held by Dr. Ostoich;
•	26,355 shares held by Dr. Ostoich’s IRA;
•	22,400 shares held by Mrs. Ostoich’s IRA;
•	116,578 shares held by the Vladimir Ostoich and Liliana Ostoich Trust Fund, for the benefit of Dr. Ostoich and his wife; and
•	22,000 shares subject to stock options exercisable by Dr. Ostoich within sixty days of May 31, 2013.
The total shares beneficially owned by Dr. Ostoich includes certain shares pledged as security.

(11)	Includes:
•	55,855 shares held by Mr. Santa Ines; and
•	40,000 shares subject to stock options exercisable by Mr. Santa Ines within sixty days of May 31, 2013.

(12)	Includes:
•	64,753 shares held by Dr. Aron; and
•	500 shares held by Mrs. Aron.

(13)	Includes:
•	29,498 shares held by Mr. Wood.

(14)	Includes:
•	49,400 shares held by Dr. Bastiani.

(15)	Includes:
•	33,500 shares held by Dr. Singh.

(16)	Includes:
•	14,900 shares held by Mr. Evenhuis.

(17)	Includes:
•	9,200 shares held by Mr. Casey.

(18)	Includes:
•	7,000 shares held by Mr. Altman.

(19)	Includes:
•	1,280,825 shares held by all executive officers and directors as a group; and
•	62,000 shares subject to stock options exercisable by all executive officers and directors as a group within sixty days of May 31, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2013, Abaxis had one equity incentive plan, the 2005 Equity Incentive Plan (the “2005 Plan”), under which our equity securities are authorized for issuance to our employees, directors and consultants.  The 2005 Plan was approved by our shareholders.

From time to time we issue warrants to purchase shares of our common stock to non-employees, such as service providers and purchasers of our preferred stock.  As of March 31, 2013, there were 30,000 warrants outstanding to purchase shares of common stock.

The following table provides aggregate information as of March 31, 2013 regarding (i) outstanding options, unvested restricted stock units and shares reserved under our equity compensation plans and (ii) outstanding warrants to purchase our common stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by our shareholders:
2005 Equity Incentive Plan(2)	1,073,000	$20.50	(3)	1,109,000
Equity compensation plans not approved by our shareholders:
Warrants to purchase common stock(4)	30,000	$3.00		-
Total:	1,103,000	$15.38	(3)	1,109,000

(1)	The shares are available for award grant purposes under the 2005 Plan and exclude shares listed under the column “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”
(2)	The 2005 Plan amended and restated the 1998 Stock Option Plan in October 2005. To date, share-based awards granted under the 2005 Plan includes stock options and restricted stock units.
(3)	Excludes outstanding and unvested restricted stock unit awards, for which there is no exercise price.
(4)	Consists of warrants issued to National Institute for Strategic Technology Acquisition and Commercialization to purchase 30,000 shares of Abaxis common stock. The exercise price of the warrants issued were $3.00 per share and vests at a rate of 20% annually from its issuance date and has a term of five years, expiring in fiscal years 2016 through 2017.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the fiscal year ended March 31, 2013, there was not, nor is there any currently proposed transaction or series of similar transactions to which Abaxis was or is to be a party in which the amount involved exceeds $120,000 and in which any executive officer, director or holder of more than 5% of any class of voting securities of Abaxis and members of that person’s immediate family had or will have a direct or indirect material interest, other than as set forth in the “Summary Compensation Table” above and in the paragraph immediately below.

In June 2012, Achim Henkel, an executive officer of the Company, took a loan from the Company’s German subsidiary of approximately $200,000, bearing annual interest at 2.3% and payable by December 2012.  The loan constituted an apparent violation of U.S. law prohibiting loans by publicly-traded issuers to its executive officers.  The Company believes that the violation of the law was inadvertent.  Mr. Henkel did ensure that the loan was documented and recorded in the Company’s financial records and consulted the Company’s German accountants regarding the propriety of the loan, but failed to seek the approval of the Company’s Audit Committee in accordance with the Company’s policy of requiring advance Audit Committee review and approval of related-party transactions and did not inform the Company’s Chief Executive Officer or Chief Financial Officer.  Had Mr. Henkel followed the Company’s established procedures, the loan would not have been extended.  The Company’s Chief Executive Officer and Chief Financial Officer became aware of the loan in August 2012, promptly investigated the matter, caused Mr. Henkel to repay the loan and brought the matter to the attention of the Audit Committee.  The Audit Committee reviewed the transaction and reviewed and approved actions taken by management in response, including efforts to re-educate all of its executive officers regarding the requirements of the Company’s related-party transactions policy and the Company’s internal controls on payments to the Company’s officers and directors.  In October 2012, the Company adopted an expanded written policy regarding the approval of related-party transactions.

Indemnification Agreements

We generally enter into indemnity agreements with our directors and certain of our executive officers.  These indemnity agreements require us to indemnify these individuals to the fullest extent permitted by law.

Related-Person Transactions Policy and Procedures

Pursuant to the requirements set forth in the charter of our Audit Committee, our Audit Committee is responsible for reviewing and approving any related-party transactions, after reviewing each such transaction for potential conflicts of interests and other improprieties.  In October 2012, the Company adopted an expanded written policy regarding the approval of related-party transactions.

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

Item 14.  Principal Accounting Fees and Services

For the fiscal years ended March 31, 2013 and 2012, our independent registered public accounting firm, Burr Pilger Mayer, Inc. billed the approximate fees set forth below.  All fees included below were approved by the Audit Committee.

	Year Ended March 31,
	2013	2012
Audit Fees(1)	$685,000	$650,000
Audit-Related Fees(2)	26,000	30,000
Tax Fees	-	-
All Other Fees	-	-
Total All Fees	$711,000	$680,000
______________________________
(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements, including attestation services related to Section 404 of the Sarbanes-Oxley Act of 2002.
(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” In fiscal 2013 and 2012, these services include attestation services related to Abaxis’ tax deferral savings plan.

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

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

Abaxis, Inc.
Schedule II
Valuation and Qualifying Accounts and Reserves
Years ended March 31, 2013, 2012 and 2011

Description	Balance at Beginning of Year	Additions Charged to Expenses	Deductions from Reserves	Balance at End of Year
Total Reserve for Doubtful Accounts and Sales Allowances:
Year ended March 31, 2013	$283,000	$107,000	$(71,000)	$319,000
Year ended March 31, 2012	$320,000	$81,000	$(118,000)	$283,000
Year ended March 31, 2011	$446,000	$149,000	$(275,000)	$320,000

Exhibit Index
Exhibit No.	Description of Document
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

10.2+
Licensing agreement between Abaxis, Inc. and Pharmacia Biotech, Inc., dated October 1, 1994 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 and incorporated herein by reference.)

10.3
Lease Agreement with Principal Development Investors, LLC, dated June 21, 2000 (Filed with the Securities and Exchange Commission as an exhibit with our Registration Statement on Form S-3 on January 10, 2001 and incorporated herein by reference.)

10.4+
Letter Setting Forth Additional Terms of Relationship Between Abaxis, Inc. and Pharmacia Biotech, dated as of June 9, 1997 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and incorporated herein by reference.)

10.5*
Amended and Restated Executive Employment Agreement with Mr. Clinton H. Severson, dated October 27, 2010 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 and incorporated herein by reference.)

10.6*
2005 Equity Incentive Plan, as amended and restated through November 8, 2012 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 and incorporated herein by reference.)

10.7*	Form of Notice of Grant of Restricted Stock Units (time vesting) under the 2005 Equity Incentive Plan

10.8*	Form of Notice of Grant of Restricted Stock Units (performance vesting) under the 2005 Equity Incentive Plan

10.9*
Abaxis, Inc. Executive Change of Control Severance Plan, as amended as of December 23, 2008 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference.)

10.10*
Fiscal 2014 Base Salary and Target Bonus for the Named Executive Officers (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on April 30, 2013 and incorporated herein by reference.)

10.11*
Form of Indemnity Agreement entered into by Abaxis, Inc. with each of its directors and executive officers (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and incorporated herein by reference.)

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

10.17+
Master Agreement, dated as of January 26, 2011, among the National Institute for Strategic Technology Acquisition and Commercialization, the Kansas State University Research Foundation and Abaxis, Inc. (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and incorporated herein by reference.)

10.18+
Distributor Agreement by and between Lextron, Inc. including subsidiaries TW Medical Veterinary Supply and VetPham and Abaxis, Inc., dated April 1, 2010 (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 and incorporated herein by reference.)

10.19+
Confidential Settlement Agreement by and between Abaxis, Inc. and Cepheid, dated September 24, 2012 (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference.)

10.20++
Exclusive Agreement, dated October 26, 2012, by and between Abaxis, Inc. and Abbott Point of Care, Inc. (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 and incorporated herein by reference.)

10.21
Non-Exclusive Distributor Agreement, dated as of September 28, 2012, by and between MWI Veterinary Supply, Inc. (“MWI”) and Abaxis, Inc. (Filed with the Securities and Exchange Commission as an exhibit with MWI’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and incorporated herein by reference.)

10.22+
Letter Agreement, dated as of September 28, 2012, by and between MWI and Abaxis, Inc. (Filed with the Securities and Exchange Commission as an exhibit with MWI’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and incorporated herein by reference.)

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 14, 2013.

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

Signature	Title	Date

President, Chief Executive Officer and Director
/s/ Clinton H. Severson	(Principal Executive Officer)	June 14, 2013
Clinton H. Severson
Chief Financial Officer and Vice President of Finance
/s/ Alberto R. Santa Ines	(Principal Financial and Accounting Officer)	June 14, 2013
Alberto R. Santa Ines

/s/ Vernon E. Altman	Director	June 14, 2013
Vernon E. Altman

/s/ Richard J. Bastiani, Ph.D.	Director	June 14, 2013
Richard J. Bastiani, Ph.D.

/s/ Michael D. Casey	Director	June 14, 2013
Michael D. Casey

/s/ Henk J. Evenhuis	Director	June 14, 2013
Henk J. Evenhuis

/s/ Prithipal Singh, Ph.D.	Director	June 14, 2013
Prithipal Singh, Ph.D.