Form 10-Q
period 2013-06-30
ABAXIS INC
filed 2013-08-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013
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

Yes ☐                                        No ☒

As of August 6, 2013, there were 22,319,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q

For the Quarter Ended June 30, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30,	March 31,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$67,786	$54,910
Short-term investments	17,755	23,354
Receivables (net of allowances of $223 at June 30, 2013 and $319 at March 31, 2013)	32,265	40,005
Inventories	27,530	26,786
Prepaid expenses and other current assets	2,444	3,319
Net deferred tax assets, current	4,734	4,589
Total current assets	152,514	152,963
Long-term investments	18,301	17,000
Investment in unconsolidated affiliate	2,643	2,613
Property and equipment, net	25,600	25,330
Intangible assets, net	2,747	3,122
Net deferred tax assets, non-current	652	643
Other assets	85	92
Total assets	$202,542	$201,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,166	$8,123
Accrued payroll and related expenses	6,137	6,261
Accrued taxes	338	440
Other accrued liabilities	2,660	2,838
Deferred revenue	1,256	1,362
Warranty reserve	950	995
Total current liabilities	17,507	20,019
Non-current liabilities:
Deferred rent	740	729
Deferred revenue	3,850	3,750
Warranty reserve	377	389
Notes payable, less current portion	657	682
Total non-current liabilities	5,624	5,550
Total liabilities	23,131	25,569
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,283,000 and 22,120,000 shares issued and outstanding at June 30, 2013 and at March 31, 2013, respectively	121,020	121,019
Retained earnings	58,362	55,133
Accumulated other comprehensive income	29	42
Total shareholders' equity	179,411	176,194
Total liabilities and shareholders' equity	$202,542	$201,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended
	June 30,
	2013	2012
Revenues	$43,169	$42,014
Cost of revenues	22,277	19,165
Gross profit	20,892	22,849
Operating expenses:
Research and development	3,173	2,965
Sales and marketing	10,028	11,769
General and administrative	3,055	3,322
Total operating expenses	16,256	18,056
Income from operations	4,636	4,793
Interest and other income (expense), net	404	(230)
Income before income tax provision	5,040	4,563
Income tax provision	1,811	1,699
Net income	$3,229	$2,864
Net income per share:
Basic net income per share	$0.15	$0.13
Diluted net income per share	$0.14	$0.13
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,229,000	21,817,000
Weighted average common shares outstanding - diluted	22,571,000	22,217,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2013	2012
Net income	$3,229	$2,864
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	(22)	(6)
Provision (benefit) for income taxes related to items of other comprehensive income	(9)	(2)
Other comprehensive income (loss), net of tax	(13)	(4)
Comprehensive income	$3,216	$2,860

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,229	$2,864
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,735	1,441
Investment premium amortization, net	185	240
Net loss on disposals of property and equipment	-	20
Net (gain) loss on foreign exchange translation	(115)	392
Share-based compensation expense	2,249	1,802
Excess tax benefits from share-based awards	(1,397)	(717)
Provision for deferred income taxes	(253)	(177)
Equity in net income of unconsolidated affiliate	(30)	(17)
Changes in assets and liabilities:
Receivables, net	7,708	1,569
Inventories	(1,096)	(1,740)
Prepaid expenses and other current assets	2,356	2,439
Other assets	7	(27)
Accounts payable	(1,958)	1,178
Accrued payroll and related expenses	(128)	496
Accrued taxes	(105)	(111)
Other accrued liabilities	(178)	(185)
Deferred rent	11	28
Deferred revenue	(6)	407
Warranty reserve	(57)	(352)
Net cash provided by operating activities	12,157	9,550
Cash flows from investing activities:
Purchases of held-to-maturity investments	(8,036)	(4,407)
Proceeds from maturities and redemptions of held-to-maturity investments	12,127	7,251
Purchases of property and equipment	(1,228)	(1,733)
Net cash provided by investing activities	2,863	1,111
Cash flows from financing activities:
Proceeds from the exercise of stock options	17	77
Tax withholdings related to net share settlements of restricted stock units	(3,712)	(823)
Excess tax benefits from share-based awards	1,397	717
Net cash used in financing activities	(2,298)	(29)
Effect of exchange rate changes on cash and cash equivalents	154	(324)
Net increase in cash and cash equivalents	12,876	10,308
Cash and cash equivalents at beginning of period	54,910	45,843
Cash and cash equivalents at end of period	$67,786	$56,151
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$189	$148
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$(13)	$(4)
Transfers of equipment between inventory and property and equipment, net	$402	$439
Net change in capitalized share-based compensation	$50	$42
Common stock withheld for employee taxes in connection with share-based compensation	$3,712	$823
Repayment of notes payable by credits from municipal agency	$25	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business. Abaxis, Inc. (“Abaxis,” the “Company” or “we”), incorporated in California in 1989, develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. Abaxis provides veterinary reference laboratory diagnostic and consulting services for veterinarians. We conduct business worldwide and manage our business on the basis of the following two reportable segments: the medical market and the veterinary market.

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

Basis of Presentation. We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2014 or for any interim or future period.

These unaudited condensed consolidated financial statements should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Reclassifications. Certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentation, primarily related to segment categories (see Note 14, “Segment Reporting Information”). These reclassifications did not result in any change in previously reported net income, total assets or shareholders’ equity.

Use of Estimates. The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period, and related disclosures. Such management estimates include allowance for doubtful accounts, sales and other allowances, estimated selling price of our products, fair value of investments, valuation of inventory, fair value and useful lives of intangible assets, income taxes, valuation allowance for deferred tax assets, share-based compensation and warranty reserves. Our management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Our actual results may differ materially from these estimates.

Significant Accounting Policies. The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the year ended March 31, 2013 filed with the SEC on June 14, 2013, and have not changed significantly since such filing.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (Topic 220) - Comprehensive Income (ASU 2013-02), to amend existing rules to improve the reporting of reclassification out of accumulated other comprehensive income (“AOCI”). The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the statement where net income is presented or as a separate disclosure in the notes of the financial statements. We adopted ASU 2013-02 as of April 1, 2013. As this update only required additional disclosures, adoption of this amendment did not have a material impact on our financial position, results of operations and cash flows during the three months ended June 30, 2013.

NOTE 3. INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity. The following table summarizes available-for-sale and held-to-maturity investments as of June 30, 2013 and March 31, 2013 (in thousands):

	Available-for-Sale Investments
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2013	Cost	Gain	(Loss)	Value
Certificates of deposits	$996	$4	$-	$1,000
Corporate bonds	6,025	44	-	6,069
Municipal bonds	526	-	-	526
Total available-for-sale investments	$7,547	$48	$-	$7,595

	Held-to-Maturity Investments
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
June 30, 2013	Cost	Gain	(Loss)	Value
Certificates of deposits	$3,735	$-	$(10)	$3,725
Corporate bonds	18,524	51	(53)	18,522
Municipal bonds	6,202	14	(32)	6,184
Total held-to-maturity investments	$28,461	$65	$(95)	$28,431

	Available-for-Sale Investments
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2013	Cost	Gain	(Loss)	Value
Certificates of deposits	$996	$5	$-	$1,001
Corporate bonds	6,029	65	-	6,094
Municipal bonds	529	-	-	529
Total available-for-sale investments	$7,554	$70	$-	$7,624

	Held-to-Maturity Investments
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
March 31, 2013	Cost	Gain	(Loss)	Value
Certificates of deposits	$3,341	$-	$-	$3,341
Corporate bonds	16,284	121	(3)	16,402
Municipal bonds	13,105	32	(10)	13,127
Total held-to-maturity investments	$32,730	$153	$(13)	$32,870

The amortized cost of our held-to-maturity investments approximates their fair value. As of June 30, 2013 and March 31, 2013, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale. As of June 30, 2013 and March 31, 2013, we had unrealized gains on available-for-sale investments, net of related income taxes of $29,000 and $42,000, respectively. Redemptions of investments in accordance with callable provisions during the three months ended June 30, 2013 and 2012 were $623,000 and $717,000, respectively.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of June 30, 2013 and March 31, 2013 (in thousands):

	June 30, 2013		June 30, 2013
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,522	$1,526	$16,229	$16,264
Due in 1 to 4 years	6,025	6,069	12,232	12,167
Total investments	$7,547	$7,595	$28,461	$28,431

	March 31, 2013		March 31, 2013
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,027	$1,029	$22,325	$22,387
Due in 1 to 4 years	6,527	6,595	10,405	10,483
Total investments	$7,554	$7,624	$32,730	$32,870

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of June 30, 2013 and March 31, 2013 (in thousands):

	As of June 30, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$16,138	$-	$-	$16,138
Available-for-sale investments:
Certificates of deposits	-	1,000	-	1,000
Corporate bonds	-	6,069	-	6,069
Municipal bonds	-	526	-	526
Total assets at fair value	$16,138	$7,595	$-	$23,733

	As of March 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$12,189	$-	$-	$12,189
Available-for-sale investments:
Certificates of deposits	-	1,001	-	1,001
Corporate bonds	-	6,094	-	6,094
Municipal bonds	-	529	-	529
Total assets at fair value	$12,189	$7,624	$-	$19,813

As of June 30, 2013 and March 31, 2013, our Level 1 financial assets are comprised of money market mutual funds. Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security. As of June 30, 2013 and March 31, 2013, we did not have any Level 1 financial liabilities.

As of June 30, 2013 and March 31, 2013, our Level 2 financial assets are comprised of certificates of deposits, corporate bonds and municipal bonds. We review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. As of June 30, 2013 and March 31, 2013, we did not have any Level 2 financial liabilities.

As of June 30, 2013 and March 31, 2013, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis. During the three months ended June 30, 2013 and 2012, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

NOTE 5. INVENTORIES

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories were as follows (in thousands):

	June 30,	March 31,
	2013	2013
Raw materials	$13,214	$12,621
Work-in-process	4,247	3,696
Finished goods	10,069	10,469
Inventories	$27,530	$26,786

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate consists of an investment in equity securities of Scandinavian Micro Biodevices APS (“SMB”). In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash. SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. Abaxis has had exclusive distribution rights for the analyzer and associated cartridges in North America since 2008. Starting January 2011, Abaxis has non-exclusive rights in other areas of the world. We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations. Our allocated portions of SMB’s net income during the three months ended June 30, 2013 and 2012 were $30,000 and $17,000, respectively.

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

Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. The balance of accrued warranty reserve related to replacement of defective reagent discs at June 30, 2013 and March 31, 2013 was $529,000 and $571,000, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three months ended June 30, 2013 and 2012 is summarized as follows (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Balance at beginning of period	$1,384	$1,846
Provision for warranty expense	327	307
Warranty costs incurred	(384)	(369)
Adjustment to pre-existing warranties	-	(290)
Balance at end of period	1,327	1,494
Non-current portion of warranty reserve	377	482
Current portion of warranty reserve	$950	$1,012

NOTE 8. BORROWINGS

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of June 30, 2013, our short-term and long-term notes payable balances were $100,000 and $657,000, respectively, and we recorded the short-term balance in “Other Accrued Liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note shall be payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of June 30, 2013.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments. We have purchase commitments, comprising of supply and inventory related agreements, totaling approximately $17.0 million as of June 30, 2013. These purchase order commitments include our purchase obligations with SMB of Denmark to purchase VSpro specialty analyzers and related cartridges and Diatron MI PLC of Hungary to purchase Diatron hematology instruments.

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

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of our directors in the United States District Court for the Northern District of California alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units. The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees. In addition, the plaintiff sought, and on October 23, 2012 the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made. The Company filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan. The defendants have filed motions to dismiss the claims. A hearing on the motions was held on May 7, 2013. The court has not yet issued a ruling on the motion. Management believes the claims raised by the plaintiff are without merit and, if a settlement is not reached, intends to contest them vigorously.

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

NOTE 10. EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

Equity Compensation Plan

As of June 30, 2013, we have one equity incentive plan under which our equity securities are authorized for issuance to our employees, directors and consultants. Our share-based compensation plan is described below.

2005 Equity Incentive Plan. Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended our 1998 Stock Option Plan. The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. On November 8, 2012, our shareholders approved an amendment to the Equity Incentive Plan to, among other things, (i) increase the aggregate number of shares of common stock reserved for issuance under the Equity Incentive Plan by 900,000 shares and increase the maximum number of shares that may be issued pursuant to incentive stock options, (ii) clarify that the prohibition on repricing stock options and stock appreciation rights without prior shareholder approval also applies to prohibit the cancellation of such awards in exchange for cash, (iii) remove a 500,000-share limit on the number of shares that may be issued upon settlement of restricted stock units and other full-value awards, (iv) eliminate the requirement that no participant may be granted more than one performance award for the same performance period under the Equity Incentive Plan and (v) reapprove the Internal Revenue Code Section 162(m) performance criteria and award limits of the Equity Incentive Plan to permit us to continue to grant awards to key officers that qualify as performance-based compensation under Section 162(m) of the Internal Revenue Code. As of June 30, 2013, the Equity Incentive Plan provided for the issuance of a maximum of 6,786,000 shares, of which 977,000 shares of common stock were then available for future issuance. Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the Equity Incentive Plan.

Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Share-Based Compensation

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units during the three months ended June 30, 2013 and 2012, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended
	June 30,
	2013	2012
Cost of revenues	$254	$223
Research and development	367	300
Sales and marketing	706	688
General and administrative	922	591
Share-based compensation expense before income taxes	2,249	1,802
Income tax benefit	(768)	(644)
Total share-based compensation expense after income taxes	$1,481	$1,158
Net impact of share-based compensation on:
Basic net income per share	$0.07	$0.05
Diluted net income per share	$0.07	$0.05

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs at June 30, 2013 and March 31, 2013 were $201,000 and $151,000, respectively, which were included in inventories on our condensed consolidated balance sheets.

Cash Flow Impact

The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for the three months ended June 30, 2013 and 2012 were $1.4 million and $717,000, respectively.

Stock Options

Options granted to employees and directors generally expire ten years from the grant date. Options granted to employees generally become exercisable over a period of four years based on cliff-vesting terms and continuous employment. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. We have not granted any stock options since the beginning of fiscal 2007 and we did not grant stock options during the three months ended June 30, 2013 and 2012. We have recognized compensation expense during the requisite service period of the stock option. As of June 30, 2013, we had no unrecognized compensation expense related to stock options granted.

Stock Option Activity

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2013 and the changes during the three-month period then ended:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Life (Years)	(In thousands)
Outstanding at March 31, 2013	72,000	$20.50
Granted	-	-
Exercised	(2,000)	8.20
Canceled or forfeited	-	-
Outstanding at June 30, 2013	70,000	$20.87	0.85	$1,874
Vested and expected to vest at June 30, 2013	70,000	$20.87	0.85	$1,874
Exercisable at June 30, 2013	70,000	$20.87	0.85	$1,874

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of June 28, 2013, (the last trading day for the quarterly period ended June 30, 2013), that would have been received by the option holders had all option holders exercised their stock options as of that date. Total intrinsic value of stock options exercised during the three months ended June 30, 2013 and 2012 was $81,000 and $481,000, respectively. Cash proceeds from stock options exercised during the three months ended June 30, 2013 and 2012 were $17,000 and $77,000, respectively.

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

The fair value of restricted stock unit awards (time vesting) used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of June 30, 2013, the total unrecognized compensation expense related to restricted stock unit awards (time vesting) granted amounted to $21.1 million, which is expected to be recognized over a weighted average service period of 1.9 years.

Restricted Stock Unit Awards (Performance Vesting)

We also began granting restricted stock unit awards subject to performance vesting criteria, which we refer to as restricted stock unit awards (performance vesting), to our executive officers starting in fiscal 2013. The restricted stock unit awards (performance vesting) consist of the right to receive shares of common stock, subject to achievement of certain corporate performance-related goals over a specified period, as established by the Compensation Committee. We recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition. The fair value of our restricted stock unit awards (performance vesting) used in our expense recognition method is measured based on the number of shares granted, the closing market price of our common stock on the date of grant and an estimate of the probability of the achievement of the performance goals. The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals. If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

In April 2012, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 84,000 shares of common stock to our executive officers (the “FY2013 Performance RSUs”). The FY2013 Performance RSUs were subject to vesting in four equal annual increments based upon: (1) achievement of certain pre-established corporate annual performance-related goals, as established by the Compensation Committee; and (2) the grantee’s satisfying service requirements through the vesting period. The annual financial performance goals were established at the beginning of each performance period and, accordingly, the portion (or “tranche”) of the FY2013 Performance RSU subject to each goal is treated as a separate grant for accounting purposes. The number of vested restricted stock unit awards (performance vesting) is determined at the end of each annual performance period. The fiscal 2013 performance target was established at the grant date following ASC 718-10-55-95 and the aggregate estimated grant date fair value of the FY2013 Performance RSUs was $752,000, or $35.62 per share, based on the closing market price of our common stock on the date of grant. Only the target for fiscal 2013 performance for the first tranche was set in April 2012, and accordingly, only 25% of the FY2013 Performance RSUs were deemed granted in fiscal 2013 in accordance with ASC 718-10-55-95. In April 2013, the remaining 75% of the FY2013 Performance RSUs, that would have included the second, third and fourth tranches, were cancelled, as described below. The remaining 75% of the FY2013 Performance RSUs were not deemed granted for accounting purposes because each annual performance target was to be set at the start of each respective single-fiscal year performance period in accordance with ASC 718-10-55-95. We have recognized compensation expense for the FY2013 Performance RSUs during the requisite service period in fiscal 2013. As of June 30, 2013, we had no unrecognized compensation expenses related to FY2013 Performance RSUs.

In April 2013, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 129,000 shares of common stock to our executive officers (the “FY2014 Performance RSUs”). The aggregate estimated grant date fair value of the FY2014 Performance RSUs was $5.5 million, or $42.43 per share, based on the closing market price of our common stock on the date of grant. The FY2014 Performance RSUs vest only if both of the following criteria are satisfied: (1) our consolidated income from operations for the fiscal year ending March 31, 2014, as certified by the Compensation Committee, is in excess of the applicable target amount set forth in the table below; and (2) the recipient remains in the Service of the Company (as defined in our Equity Incentive Plan) until the applicable vesting date set forth below:

Shares Issuable Upon Settlement of FY2014 Performance RSUs	Consolidated Income from Operations for the Year Ending March 31, 2014	Vesting Date
25%	> 90% of target	April 29, 2016
25%	> 90% of target	April 29, 2017
25%	> 100% of target	April 29, 2016
25%	> 100% of target	April 29, 2017

On April 29, 2013, 21,000 shares subject to the FY2013 Performance RSUs were issued to our executive officers as a result of achieving performance-related goals for the fiscal year ended March 31, 2013. In consideration of the grant of the FY2014 Performance RSUs described above, the remaining FY2013 Performance RSUs were cancelled and are no longer outstanding.

As of June 30, 2013, we reviewed each of the underlying performance targets related to the outstanding FY2014 Performance RSUs and determined that it was not probable that 65,000 shares will vest. The aggregate estimated grant date fair value of the FY2014 Performance RSUs that are not expected to vest is $2.7 million. We will assess the probability of the performance targets at the end of each quarter. If it becomes probable that the performance targets will be achieved, a cumulative adjustment will be recorded as if ratable share-based compensation expense had been recorded since the grant date. As of June 30, 2013, we recorded share-based compensation expense related to the portion of the FY2014 Performance RSUs that the performance metrics are deemed probable. As of June 30, 2013, the total unrecognized compensation expense related to FY2014 Performance RSUs that we expect to vest amounted to $2.4 million, which is expected to be recognized over a weighted average service period of 3.3 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the three months ended June 30, 2013:

	Time-Based Restricted		Performance-Based Restricted
	Stock Units		Stock Units
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value(1)	Shares(2)	Fair Value(1)
Nonvested at March 31, 2013	980,000	$26.42	21,000	$35.62
Granted	97,000	42.43	129,000	42.43
Vested(3)	(227,000)	20.47	(21,000)	35.62
Canceled or forfeited	(7,000)	28.74	-	-
Nonvested at June 30, 2013	843,000	$29.84	129,000	$42.43

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	Nonvested shares at March 31, 2013 include only the FY2013 Performance RSUs that were deemed granted in accordance with ASC 718-10-55-95.
(3)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during the three months ended June 30, 2013 and 2012 was $10.5 million and $6.9 million, respectively. The total grant date fair value of restricted stock units vested during the three months ended June 30, 2013 and 2012 was $5.4 million and $4.7 million, respectively.

NOTE 11. SHAREHOLDERS’ EQUITY

Share Repurchase Program

Between August 2011 and January 2012, the Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock. As of June 30, 2013, $27.7 million was available to purchase common stock. In July 2013, the Board of Directors approved a $12.3 million increase to its existing share repurchase program to a total of $67.3 million, leaving $40.0 million available to purchase common stock. Since the share repurchase program began, through June 30, 2013, we have repurchased 1.2 million shares of our common stock at a total cost of $27.3 million. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired. During the three months ended June 30, 2013, we did not repurchase any of our common stock.

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

Common Stock Warrants

At June 30, 2013 and March 31, 2013, there were 30,000 warrants outstanding, of which 14,000 shares were vested, to purchase common stock at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017. The fair value of the warrants issued were determined using the Black-Scholes option-pricing model and are amortized over their estimated useful life, of approximately ten years, as an intangible asset. The warrants vest at a rate of 20% annually from their issuance dates and have a term of five years.

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended
	June 30,
	2013	2012
Numerator:
Net income	$3,229	$2,864
Denominator:
Weighted average common shares outstanding - basic	22,229,000	21,817,000
Weighted average effect of dilutive securities:
Stock options	26,000	107,000
Restricted stock units	288,000	266,000
Warrants	28,000	27,000
Weighted average common shares outstanding - diluted	22,571,000	22,217,000
Net income per share:
Basic net income per share	$0.15	$0.13
Diluted net income per share	$0.14	$0.13

Stock options and warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of our common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share. There were no stock options and warrants excluded from the computation of diluted weighted average shares outstanding during the three months ended June 30, 2013 and 2012.

We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended
	June 30,
	2013	2012
Weighted average number of shares underlying antidilutive restricted stock units	-	66,000

If the performance criteria for our restricted stock unit awards (performance vesting) are achieved, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive. Because the performance criteria for our restricted stock unit awards (performance vesting) have not been achieved during the three months ended June 30, 2013 or 2012, these awards were not included in the diluted net income per share calculation during the three months ended June 30, 2013 and 2012.

NOTE 13. INCOME TAXES

During the three months ended June 30, 2013 and 2012, our income tax provision was $1.8 million, based on an effective tax rate of 36%, and $1.7 million, based on an effective tax rate of 37%, respectively. During the three months ended June 30, 2013, our effective tax rates were primarily impacted by (a) an increase in federal research and development tax credits, which was reinstated on January 2, 2013, and (b) a reduction in state tax expense, partially offset by (c) an increase in nondeductible share-based compensation expense.

We did not have any unrecognized tax benefits as of June 30, 2013 and March 31, 2013. During the three months ended June 30, 2013 and 2012, we did not recognize any interest or penalties related to unrecognized tax benefits.

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

Veterinary Market

In the veterinary market reportable segment, we serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. The products manufactured and sold in this segment primarily consist of VetScan chemistry analyzers and veterinary reagent discs. We also sell OEM supplied products in this segment consisting of VetScan hematology instruments and related reagent kits, VetScan VSpro specialty analyzers and related consumables, VetScan i‑STAT analyzers and related VetScan i‑STAT consumables and rapid tests. In October 2011, we began operating and providing veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States through Abaxis Veterinary Reference Laboratories (“AVRL”), based in Olathe, Kansas.

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for the three months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Revenues:
Medical Market(1)	$6,038	$8,449
Veterinary Market(1)	36,371	32,591
Other(1)(2)	760	974
Total revenues	43,169	42,014
Cost of revenues:
Medical Market(1)	3,294	3,743
Veterinary Market(1)	18,948	15,380
Other(1)(2)	35	42
Total cost of revenues	22,277	19,165
Gross profit:
Medical Market(1)	2,744	4,706
Veterinary Market(1)	17,423	17,211
Other(1)(2)	725	932
Gross profit	$20,892	$22,849

(1)	Includes certain prior period amounts by operating segment and unallocated items that were reclassified to conform to the current period presentation.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 15. REVENUES BY PRODUCT AND SERVICE CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product and service category (in thousands):

	Three Months Ended
	June 30,
Revenues by Product and Service Category	2013	2012
Instruments(1)	$8,675	$9,880
Consumables(2)	30,599	29,482
Other products and services(3)	3,858	2,614
Product and service revenues, net	43,132	41,976
Development and licensing revenue	37	38
Total revenues	$43,169	$42,014

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

The following is a summary of our revenues by geographic region based on customer location (in thousands):

	Three Months Ended
	June 30,
Revenues by Geographic Region	2013	2012
North America	$34,652	$33,164
Europe	6,552	7,216
Asia Pacific and rest of the world	1,965	1,634
Total revenues	$43,169	$42,014

Significant Concentrations

During the three months ended June 30, 2013, one distributor in the United States, MWI Veterinary Supply, accounted for 23% of our total worldwide revenues. During the three months ended June 30, 2012, one distributor in the United States, Animal Health International, accounted for 13% of our total worldwide revenues.

At June 30, 2013, one distributor in the United States accounted for 32% of our total receivables balance. At March 31, 2013, two distributors in the United States accounted for 12% and 23%, respectively of our total receivables balance.

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

Financial Results.  In the first quarter of fiscal 2014, total revenues were $43.2 million, an increase of 3% over last year’s comparable quarter.  The net increase in revenues was primarily due to a net increase in consumable sales and service revenues from veterinary reference laboratory diagnostic and consulting services, partially offset by a decrease in revenues from medical instrument sales.  Gross profit in the first quarter of fiscal 2014 was $20.9 million, a decrease of 9% over last year’s comparable quarter, primarily attributable to changes in the product mix in our veterinary market.

Our total operating expenses decreased by $1.8 million to $16.3 million in the first quarter of fiscal 2014, from $18.1 million in the same period last year, primarily attributed to a decrease in sales and marketing expenses.  Sales and marketing expenses were $10.0 million in the first quarter of fiscal 2014 and $11.8 million for the same period last year, a decrease of $1.8 million, or 15%.  The decrease in sales and marketing expenses was primarily due to a decrease in personnel-related expenses and a decrease in sales and marketing spending as a result of restructuring our sales and marketing organization within the medical market due to our distribution agreement with Abbott, which we entered into in October 2012, as described below under “Medical Market.”

Net income in the first quarter of fiscal 2014 was $3.2 million, an increase of $365,000 from $2.9 million for the same period last year.  Diluted earnings per share in the first quarter of fiscal 2014 was $0.14, as compared to a diluted earnings per share of $0.13 for the same period last year.

Cash, cash equivalents and investments increased by $8.6 million during the three months ended June 30, 2013 to a total of $103.8 million at June 30, 2013.  The primary source of cash and cash equivalents during the three months ended June 30, 2013 was operating cash flows of $12.2 million.

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

Abaxis Veterinary Reference Laboratories.  AVRL is a full-service laboratory testing facility, based in Olathe, Kansas.  Since October 2011, we provide veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States through AVRL.  AVRL also focuses on providing specialty and esoteric testing and analysis.  This service complements our full suite of on-site laboratory instrumentation and rapid diagnostics for in hospital routine, critical care and emergency medicine laboratory needs.

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors.  Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control, including but not limited to inventory or timing considerations by our distributors and transitioning the majority of our medical sales to Abbott, as discussed above.  In the United States and China, we rely on Abbott as our exclusive distributor in the medical market.  As such, we do not have control over the marketing and sale of our Piccolo products into these markets and are dependent upon the efforts and priorities of Abbott in promoting and creating a demand for our products.  Should these efforts be unsuccessful, or should we fail to maintain this relationship, our business, financial condition and results of operations are likely to be adversely affected.

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

From time to time, we offer customer incentives comprising of arrangements with customers to include discounts on future sales of services associated with our veterinary reference laboratory.  We apply judgment in determining whether future discounts are significant and incremental.  When the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the original arrangement.  To determine whether a discount is significant and incremental, we look to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement.  If the discount in the multiple element arrangement approximates the discount typically provided in standalone sales, that discount is not considered incremental.  During the three months ended June 30, 2013 and 2012, our customer incentive programs with future discounts were not significant.

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

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  As of June 30, 2013, our investments in cash equivalents, which we classified as available-for-sale, totaled $16.1 million, using Level 1 inputs since these investments are traded in an active market.  The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active.  Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.  As of June 30, 2013, our available-for-sale investments in certificates of deposits, corporate bonds and municipal bonds, totaled $7.6 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.  As of June 30, 2013, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date.  At June 30, 2013, we also had $28.5 million in investments classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliate.  In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”), for $2.8 million in cash.  We use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence.  Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value.  We eliminate all intercompany transactions in accounting for our equity method investments.  We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on the consolidated statements of income.  At June 30, 2013, our investment in unconsolidated affiliate totaled $2.6 million.

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

As of June 30, 2013, our current portion of warranty reserves for instruments and reagent discs totaled $950,000 and our non-current portion of warranty reserves for instruments totaled $377,000, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc.

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

Valuation of Long-Lived Assets.  We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate.  We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount.  If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values.  We did not recognize any impairment charges on long-lived assets during the three months ended June 30, 2013 and 2012.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes.  For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement.  Significant judgment is required to evaluate uncertain tax positions.  At June 30, 2013 and March 31, 2013, we had no significant uncertain tax positions.  Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.  During the three months ended June 30, 2013 and 2012, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at June 30, 2013 and March 31, 2013, we had no accrued interest or penalties.

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

We have not granted any stock options since the beginning of fiscal 2007 and we did not grant stock options during the three months ended June 30, 2013 and 2012.  We have recognized compensation expense during the requisite service period of the stock option.  As of June 30, 2013, we had no unrecognized compensation expense related to stock options granted.

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

We also began granting restricted stock unit awards subject to performance vesting criteria, which we refer to as restricted stock unit awards (performance vesting), to our executive officers starting in fiscal 2013.  The restricted stock unit awards (performance vesting) consist of the right to receive shares of common stock, subject to achievement of certain corporate performance-related goals over a specified period, as established by the Compensation Committee.  We recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition.  The fair value of our restricted stock unit awards (performance vesting) used in our expense recognition method is measured based on the number of shares granted, the closing market price of our common stock on the date of grant and an estimate of the probability of the achievement of the performance goals.  The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals.  If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

In April 2012, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 84,000 shares of common stock to our executive officers (the “FY2013 Performance RSUs”).  The FY2013 Performance RSUs were subject to vesting in four equal annual increments based upon:  (1) achievement of certain pre-established corporate annual performance-related goals, as established by the Compensation Committee; and (2) the grantee’s satisfying service requirements through the vesting period.  The annual financial performance goals were established at the beginning of each performance period and, accordingly, the portion (or “tranche”) of the FY2013 Performance RSU subject to each goal is treated as a separate grant for accounting purposes.  The number of vested restricted stock unit awards (performance vesting) is determined at the end of each annual performance period.  The fiscal 2013 performance target was established at the grant date following ASC 718-10-55-95 and the aggregate estimated grant date fair value of the FY2013 Performance RSUs was $752,000, or $35.62 per share, based on the closing market price of our common stock on the date of grant.  Only the target for fiscal 2013 performance for the first tranche was set in April 2012, and accordingly, only 25% of the FY2013 Performance RSUs were deemed granted in fiscal 2013 in accordance with ASC 718-10-55-95.  In April 2013, the remaining 75% of the FY2013 Performance RSUs, that would have included the second, third and fourth tranches, were cancelled, as described below.  The remaining 75% of the FY2013 Performance RSUs were not deemed granted for accounting purposes because each annual performance target was to be set at the start of each respective single-fiscal year performance period in accordance with ASC 718-10-55-95.  We have recognized compensation expense for the FY2013 Performance RSUs during the requisite service period in fiscal 2013.  As of June 30, 2013, we had no unrecognized compensation expenses related to FY2013 Performance RSUs.

In April 2013, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 129,000 shares of common stock to our executive officers (the “FY2014 Performance RSUs”).  The aggregate estimated grant date fair value of the FY2014 Performance RSUs was $5.5 million, or $42.43 per share, based on the closing market price of our common stock on the date of grant.  The FY2014 Performance RSUs vest only if both of the following criteria are satisfied:  (1) our consolidated income from operations for the fiscal year ending March 31, 2014, as certified by the Compensation Committee, is in excess of the applicable target amount set forth in the table below; and (2) the recipient remains in the Service of the Company (as defined in our Equity Incentive Plan) until the applicable vesting date set forth below:

Shares Issuable Upon Settlement of FY2014 Performance RSUs	Consolidated Income from Operations for the Year Ending March 31, 2014	Vesting Date
25%	> 90% of target	April 29, 2016
25%	> 90% of target	April 29, 2017
25%	> 100% of target	April 29, 2016
25%	> 100% of target	April 29, 2017

On April 29, 2013, 21,000 shares subject to the FY2013 Performance RSUs were issued to our executive officers as a result of achieving performance-related goals for the fiscal year ended March 31, 2013.  In consideration of the grant of the FY2014 Performance RSUs described above, the remaining FY2013 Performance RSUs were cancelled and are no longer outstanding.

As of June 30, 2013, we reviewed each of the underlying performance targets related to the outstanding FY2014 Performance RSUs and determined that it was not probable that 65,000 shares will vest.  The aggregate estimated grant date fair value of the FY2014 Performance RSUs that are not expected to vest is $2.7 million.  We will assess the probability of the performance targets at the end of each quarter.  If it becomes probable that the performance targets will be achieved, a cumulative adjustment will be recorded as if ratable share-based compensation expense had been recorded since the grant date.  As of June 30, 2013, we recorded share-based compensation expense related to the portion of the FY2014 Performance RSUs that the performance metrics are deemed probable.

Share-based compensation expense resulted in a material impact on our earnings per share and on our condensed consolidated financial statements for fiscal 2013 and during the three months ended June 30, 2013.  The impact of share-based compensation expense on our condensed consolidated financial results is disclosed in Note 10, “Equity Compensation Plans and Share-Based Compensation” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.  We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future.

RESULTS OF OPERATIONS

Abaxis develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements.  Since October 2011, Abaxis began providing veterinary reference laboratory diagnostic and consulting services for veterinarians.  We operate in two segments:  (i) the medical market and (ii) the veterinary market.  See “Segment Results” in this section for a detailed discussion.

Total Revenues

Revenues by Geographic Region and by Product and Service Category.  Revenues by geographic region based on customer location and revenues by product and service category during the three months ended June 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
Revenues by Geographic Region	2013	2012	(Decrease)	Change
North America	$34,652	$33,164	$1,488	4%
Percentage of total revenues	80%	79%
Europe	6,552	7,216	(664)	(9)%
Percentage of total revenues	15%	17%
Asia Pacific and rest of the world	1,965	1,634	331	20%
Percentage of total revenues	5%	4%
Total revenues	$43,169	$42,014	$1,155	3%

	Three Months Ended
	June 30,		Change
			Increase/	Percent
Revenues by Product and Service Category	2013	2012	(Decrease)	Change
Instruments(1)	$8,675	$9,880	$(1,205)	(12)%
Percentage of total revenues	20%	24%
Consumables(2)	30,599	29,482	1,117	4%
Percentage of total revenues	71%	70%
Other products and services(3)	3,858	2,614	1,244	48%
Percentage of total revenues	9%	6%
Product and service revenues, net	43,132	41,976	1,156	3%
Percentage of total revenues	100%	100%
Development and licensing revenue	37	38	(1)	(3)%
Percentage of total revenues	<1%	<1%
Total revenues	$43,169	$42,014	$1,155	3%
_______________________________
(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

North America.  During the three months ended June 30, 2013, total revenues in North America increased by 4%, or $1.5 million, as compared to the same period in fiscal 2013.  The change in total revenues in North America was primarily attributable to the following:

•	Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America (including sales to the U.S. government) decreased by 27%, or $1.4 million, primarily due to (a) a decrease in the sales volume of Piccolo chemistry analyzers, resulting from slower sales in the first quarter of fiscal 2014 as our distributor, Abbott Point of Care Inc. (“Abbott”) transitions into selling our Piccolo chemistry analyzers and (b) a decrease in the average selling prices of medical reagent discs sold to Abbott. In October 2012, we entered into the Abbott Agreement.

•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America decreased by 4%, or $701,000, primarily due to a decrease in the sales volume of veterinary reagent discs to various distributors resulting from inventory stock adjustments due to a market shift in our sales distribution channel, partially offset by an increase in the sales volume of VetScan chemistry analyzers to our distributor, MWI Veterinary Supply, Inc. (“MWI”), since we entered into a distribution agreement in September 2012.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 32%, or $1.0 million, primarily due to an increase in the sales volume of VetScan hematology instruments and hematology reagent kits to our distributor, MWI.

•	Total sales from our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 28%, or $1.4 million, primarily due to an increase in the sales volume of VetScan rapid tests to various distributors, including MWI.

•	Other product and service revenues in North America increased by 47%, or $1.2 million, primarily due to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services to new customers and increased business with current customers.

Europe.  During the three months ended June 30, 2013, total revenues in Europe decreased by 9%, or $664,000, as compared to the same period in fiscal 2013.  Revenues from Piccolo chemistry analyzers and medical reagent discs decreased by 42%, or $1.2 million, primarily due to higher sales of Piccolo chemistry analyzers in the first quarter of fiscal 2013 to an international medical supplies sourcing and support company as initial orders to support a pharmaceutical clinical trial conducted by a biotechnology company, partially offset by an increase in the sales volume of medical reagent discs to various distributors.  Total revenues of VetScan chemistry analyzers and veterinary reagent discs increased by 8%, or $311,000, primarily due to an increase in the sales volume of veterinary reagent discs to various distributors, partially offset by a decrease in the sales volume of VetScan chemistry analyzers to various distributors.

Asia Pacific and rest of the world.  During the three months ended June 30, 2013, total revenues in Asia Pacific and rest of the world increased by 20%, or $331,000, as compared to the same period in fiscal 2013.  Revenues from VetScan chemistry analyzers and veterinary reagent discs increased by 21%, or $201,000, primarily due to an increase in the sales volume of VetScan chemistry analyzers and veterinary reagent discs to various distributors.

Significant concentration.  During the three months ended June 30, 2013, one distributor in the United States, MWI Veterinary Supply, accounted for 23% of our total worldwide revenues.  During the three months ended June 30, 2012, one distributor in the United States, Animal Health International, accounted for 13% of our total worldwide revenues.

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

Certain reclassifications have been made to prior fiscal period amounts to conform to the current fiscal period presentation in the segment categories.  These reclassifications did not result in any change on our consolidated revenues, cost of revenues or gross profit.  Effective in the fourth quarter of fiscal 2013, we reclassified certain revenues related to extended maintenance contracts and costs related to instrument repair and support, from our unallocated category to its respective business segment, either medical market or veterinary market.  The Company made changes to the presentation of reportable segments to reflect changes in the way its decision maker evaluates the performance of its operations and allocates resources.

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for the three months ended June 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended
	June 30,				Change
		Percent of		Percent of	Increase/	Percent
	2013	Revenues(1)	2012	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market(2)	$6,038	100%	$8,449	100%	$(2,411)	(29)%
Percentage of total revenues	14%		20%
Veterinary Market(2)	36,371	100%	32,591	100%	3,780	12%
Percentage of total revenues	84%		78%
Other(2)(3)	760		974		(214)	(22)%
Percentage of total revenues	2%		2%
Total revenues	43,169		42,014		1,155	3%
Cost of revenues:
Medical Market(2)	3,294	55%	3,743	44%	(449)	(12)%
Veterinary Market(2)	18,948	52%	15,380	47%	3,568	23%
Other(2)(3)	35		42		(7)	(17)%
Total cost of revenues	22,277		19,165		3,112	16%
Gross profit:
Medical Market(2)	2,744	45%	4,706	56%	(1,962)	(42)%
Veterinary Market(2)	17,423	48%	17,211	53%	212	1%
Other(2)(3)	725		932		(207)	22%
Gross profit	$20,892		$22,849		$(1,957)	(9)%

___________________________________________
(1)	The percentage reported is based on revenues by operating segment.
(2)	Includes certain prior period amounts by operating segment and unallocated items that were reclassified to conform to the current period presentation.
(3)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended June 30, 2013, total revenues in the medical market decreased by 29% or $2.4 million, as compared to the same period in fiscal 2013.  Total revenues from Piccolo chemistry analyzers decreased by 66%, or $2.1 million, during the three months ended June 30, 2013, as compared to the same period in fiscal 2013, primarily attributable to (a) a decrease in the sales volume of Piccolo chemistry analyzers, resulting from slower sales in the first quarter of fiscal 2014 as our distributor, Abbott Point of Care Inc. (“Abbott”) transitions into selling our Piccolo chemistry analyzers, and (b) higher sales of Piccolo chemistry analyzers in the first quarter of fiscal 2013 to an international medical supplies sourcing and support company as initial orders to support a pharmaceutical clinical trial conducted by a biotechnology company.

Total revenues from medical reagent discs decreased by 7%, or $335,000, during the three months ended June 30, 2013, as compared to the same period in fiscal 2013, primarily attributable to a decrease in the average selling prices of medical reagent discs sold to Abbott, partially offset by an increase in the sales volume of medical reagent discs to various distributors in Europe.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment decreased by 42%, or $2.0 million, during the three months ended June 30, 2013, as compared to the same period in fiscal 2013.  Gross profit percentages for the medical market segment during the three months ended June 30, 2013 and 2012 were 45% and 56%, respectively.  In absolute dollars, the decrease in gross profit for the medical market segment was primarily due to (a) higher unit sales of Piccolo chemistry analyzers in the first quarter of fiscal 2013 to an international medical supplies sourcing and support company as initial orders to support a pharmaceutical clinical trial conducted by a biotechnology company and (b) lower average selling prices of medical reagent discs to Abbott.  The decrease in gross profit percentage was primarily attributable to lower average selling prices of Piccolo chemistry analyzers and medical reagent discs.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended June 30, 2013, total revenues in the veterinary market increased by 12%, or $3.8 million, as compared to the same period in fiscal 2013.  Total revenues from veterinary instruments increased by 14%, or $934,000, during the three months ended June 30, 2013, as compared to the same period in fiscal 2013, primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers and VetScan hematology instruments in North America to our distributor, MWI, and (b) an increase in the sales volume of VetScan chemistry analyzers to various distributors in Asia Pacific and rest of the world.  The increase was partially offset by a decrease in the sales volume of VetScan chemistry analyzers to various distributors in Europe.

Total revenues from consumables in the veterinary market increased by 6%, or $1.5 million, during the three months ended June 30, 2013, as compared to the same period in fiscal 2013, primarily attributable to (a) an increase in the sales volume of veterinary reagent discs to various distributors in Europe, (b) an increase in the sales volume of hematology reagent kits to our distributor, MWI, in North America, and (c) an increase in the sales volume of VetScan rapid tests to MWI and various distributors in North America.  These increases were partially offset by a decrease in the sales volume of veterinary reagent discs to various distributors in North America resulting from inventory stock adjustments due to a market shift in our sales distribution channel.

Total revenues from other products and services in the veterinary market increased by 105%, or $1.4 million, during the three months ended June 30, 2013, as compared to the same period in fiscal 2013, primarily attributable to veterinary reference laboratory diagnostic and consulting services provided by AVRL in North America from sales to new customers and increased business with current customers.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment were flat during the three months ended June 30, 2013, as compared to the same period in fiscal 2013.  Gross profit percentages for the veterinary market segment during the three months ended June 30, 2013 and 2012 were 48% and 53%, respectively.  In absolute dollars, the net increase in gross profit was due to higher unit sales of VetScan hematology instruments, hematology reagent kits and VetScan rapid tests, partially offset by higher manufacturing costs of VetScan chemistry analyzers and veterinary reagent discs.  The decrease in gross profit percentage was primarily attributable to product mix changes which included lower unit sales of veterinary reagent discs and higher relative sales of our VetScan VSpro and VetScan i‑STAT products, which have a lower margin contribution.

Cost of Revenues

The following sets forth our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2013	2012	(Decrease)	Change
Cost of revenues	$22,277	$19,165	$3,112	16%
Percentage of total revenues	52%	46%

Cost of revenues includes the cost of material, costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.  Additionally, cost of revenues includes cost of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL.

The increase in cost of revenues, in absolute dollars and as a percentage of total revenues, during the three months ended June 30, 2013, as compared to the same period in fiscal 2013, was primarily due to (a) higher manufacturing costs of chemistry analyzers and veterinary reagent discs, (b) an increase in the sales volume of VetScan rapid tests, and (c) costs of services provided by AVRL.  The increase in cost of revenues was partially offset by a decrease in the sales volume of Piccolo chemistry analyzers.

Gross Profit

The following sets forth our gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2013	2012	(Decrease)	Change
Gross profit	$20,892	$22,849	$(1,957)	(9)%
Gross profit percentage	48%	54%

Gross profit during the three months ended June 30, 2013 decreased by 9%, or $2.0 million, as compared to the same period in fiscal 2013, primarily attributable to the following:  (a) higher unit sales of Piccolo chemistry analyzers in the first quarter of fiscal 2013 to an international medical supplies sourcing and support company as initial orders to support a pharmaceutical clinical trial conducted by a biotechnology company, (b) lower average selling prices of medical reagent discs to Abbott, and (c) higher manufacturing costs of VetScan chemistry analyzers and veterinary reagent discs.  These decreases in gross profit were partially offset by an increase due to higher unit sales of VetScan hematology instruments, hematology reagent kits and VetScan rapid tests.  The decrease in gross profit percentage was primarily attributable to (a) lower average selling prices of Piccolo chemistry analyzers and medical reagent discs and (b) product mix changes in our veterinary market, which included lower unit sales of veterinary reagent discs and higher relative sales of our VetScan VSpro and VetScan i‑STAT products, which have a lower margin contribution.

Research and Development

The following sets forth our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2013	2012	(Decrease)	Change
Research and development expenses	$3,173	$2,965	$208	7%
Percentage of total revenues	7%	7%

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

Research and development expenses during the three months ended June 30, 2013 increased by 7%, or $208,000, as compared to the same period in fiscal 2013, primarily due to new product development and enhancement of existing products in both the medical and veterinary markets.  Share-based compensation expense included in research and development expenses during the three months ended June 30, 2013 and 2012 was $367,000 and $300,000, respectively.

We anticipate research and development expenses for fiscal 2014 to remain consistent as a percentage of total revenues, as we develop new products for both the medical and veterinary markets.  There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful or cost effective.

Sales and Marketing

The following sets forth our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2013	2012	(Decrease)	Change
Sales and marketing expenses	$10,028	$11,769	$(1,741)	(15)%
Percentage of total revenues	23%	28%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, services related to customer and technical support and costs associated with advertising and marketing of AVRL.

Sales and marketing expenses during the three months ended June 30, 2013 decreased by 15%, or $1.7 million, as compared to the same period in fiscal 2013, primarily as a result of the restructuring of our sales and marketing organization within the medical market segment as a result of our distribution partnership with Abbott, which we entered into in October 2012.  The restructuring resulted in a decrease in personnel costs due to a sales force reduction and a decrease in sales and marketing spending in the United Sates medical market segment.  Share-based compensation expense included in sales and marketing expenses during the three months ended June 30, 2013 and 2012 was $706,000 and $688,000, respectively.

General and Administrative

The following sets forth our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,		Change
			Increase/	Percent
	2013	2012	(Decrease)	Change
General and administrative expenses	$3,055	$3,322	$(267)	(8)%
Percentage of total revenues	7%	8%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

General and administrative expenses during the three months ended June 30, 2013 decreased by 8%, or $267,000, as compared to the same period in fiscal 2013, primarily due to a decrease in legal expenses in the first quarter of fiscal 2014, partially offset by an increase in share-based compensation expense because forfeiture estimates were adjusted to reflect actual forfeitures when an award vested in the first quarter of fiscal 2014.  Share-based compensation expense included in general and administrative expenses during the three months ended June 30, 2013 and 2012 was $922,000 and $591,000, respectively.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net, for the periods indicated (in thousands):

	Three Months Ended
	June 30,		Change
			Increase/
	2013	2012	(Decrease)
Interest and other income (expense), net	$404	$(230)	$634

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of an unconsolidated affiliate.

Interest and other income (expense), net during the three months ended June 30, 2013 increased by $634,000, as compared to the same period in fiscal 2013, primarily attributable to net favorable foreign currency exchange rates during the first quarter of fiscal 2014.

Income Tax Provision

The following sets forth our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended
	June 30,
	2013	2012
Income tax provision	$1,811	$1,699
Effective tax rate	36%	37%

During the three months ended June 30, 2013 and 2012, our income tax provision was $1.8 million, based on an effective tax rate of 36%, and $1.7 million, based on an effective tax rate of 37%, respectively.  During the three months ended June 30, 2013, our effective tax rates were primarily impacted by (a) an increase in federal research and development tax credits, which was reinstated on January 2, 2013, and (b) a reduction in state tax expense, partially offset by (c) an increase in nondeductible share-based compensation expense.

We did not have any unrecognized tax benefits as of June 30, 2013 and March 31, 2013.  During the three months ended June 30, 2013 and 2012, we did not recognize any interest or penalties related to unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at June 30, 2013 and March 31, 2013 (in thousands, except percentages):

	June 30,	March 31,
	2013	2013
Cash and cash equivalents	$67,786	$54,910
Short-term investments	17,755	23,354
Long-term investments	18,301	17,000
Total cash, cash equivalents and investments	$103,842	$95,264
Percentage of total assets	51%	47%

At June 30, 2013, we had net working capital of $135.0 million compared to $132.9 million at March 31, 2013.

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities for the three months ended June 30, 2013 and 2012 were as follows (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Net cash provided by operating activities	$12,157	$9,550
Net cash provided by investing activities	2,863	1,111
Net cash used in financing activities	(2,298)	(29)
Effect of exchange rate changes on cash and cash equivalents	154	(324)
Net increase in cash and cash equivalents	$12,876	$10,308

Cash and cash equivalents at June 30, 2013 were $67.8 million compared to $54.9 million at March 31, 2013.  The increase in cash and cash equivalents during the three months ended June 30, 2013 was primarily due to net cash provided by operating activities of $12.2 million and proceeds from maturities and redemptions of investments of $12.1 million.  The increase was partially offset by purchases of investments of $8.0 million and payments made for tax withholdings related to net share settlements of restricted stock units of $3.7 million during the three months ended June 30, 2013.

Cash Flows from Operating Activities

During the three months ended June 30, 2013, we generated $12.2 million in cash from operating activities, compared to $9.6 million during the three months ended June 30, 2012.  The cash provided by operating activities during the three months ended June 30, 2013 was primarily the result of net income of $3.2 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $1.7 million and share-based compensation expense of $2.2 million, partially offset by a decrease of $1.4 million related to excess tax benefits from share-based awards.

Other changes in operating activities during the three months ended June 30, 2013 were as follows:

•	Receivables, net decreased by $7.7 million, from $40.0 million at March 31, 2013 to $32.3 million as of June 30, 2013, primarily due to higher sales in the last month of the quarter ended March 31, 2013.

•	Inventories increased by $744,000, from $26.8 million at March 31, 2013 to $27.5 million as of June 30, 2013, primarily due to lower sales during the first quarter of fiscal 2014.

•	Prepaid expenses and other current assets decreased by $875,000, from $3.3 million at March 31, 2013 to $2.4 million as of June 30, 2013, primarily due to a decrease in our prepayment to Diatron MI PLC due to the timing of purchases of hematology instruments and reagents.

•	Accounts payable decreased by $1.9 million, from $8.1 million at March 31, 2013 to $6.2 million as of June 30, 2013, primarily due to the timing and payment of services and inventory purchases.

•	As of June 30, 2013 and March 31, 2013, the current portion of deferred revenue was $1.3 million and $1.4 million, respectively, and the non-current portion of deferred revenue was $3.9 million and $3.8 million, respectively. The net change in total deferred revenue was not significant. The changes in deferred revenue balances were due to an increase in extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments during the three months ended June 30, 2013, partially offset by deferred revenue recognized ratably over the life of the maintenance contracts.

•	As of June 30, 2013 and March 31, 2013, the current portion of warranty reserves was $950,000 and $995,000, respectively, and the non-current portion of warranty reserves was $377,000 and $389,000, respectively. The change in total warranty reserves was not significant. Our warranty reserves is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

We anticipate that we will incur incremental additional costs to support our future operations, including further additional pre-clinical testing and clinical trials for our current and future products; research and design costs related to the continuing development of our current and future products; acquisition of capital equipment for our manufacturing facility and costs to operate AVRL.

Cash Flows from Investing Activities

Net cash provided by investing activities during the three months ended June 30, 2013 totaled $2.9 million, compared to net cash provided by investing activities of $1.1 million during the three months ended June 30, 2012.  Changes in investing activities were as follows:

Investments.  Cash provided by proceeds from maturities and redemptions of investments in certificates of deposits, corporate bonds and municipal bonds totaled $12.1 million during the three months ended June 30, 2013. Cash used to purchase investments in certificates of deposits and corporate bonds totaled $8.0 million during the three months ended June 30, 2013.

Property and Equipment.  Cash used to purchase property and equipment totaled $1.2 million during the three months ended June 30, 2013, primarily to increase our  manufacturing capacity and to support our AVRL operations and growth in our veterinary business in North America.  We anticipate that we will continue to purchase property and equipment as necessary in the normal course of our business.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended June 30, 2013 totaled $2.3 million, compared to net cash used in financing activities of $29,000 during the three months ended June 30, 2012.  The changes during the three months ended June 30, 2013 were primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $3.7 million, partially offset by excess tax benefits from share-based awards of $1.4 million.  During the three months ended June 30, 2013, we did not purchase any shares pursuant to our share repurchase program described below.

Share Repurchase Program

Between August 2011 and January 2012, the Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock.  As of June 30, 2013, $27.7 million was available to purchase common stock.  In July 2013, the Board of Directors approved a $12.3 million increase to its existing share repurchase program to a total of $67.3 million, leaving $40.0 million available to purchase common stock.  Since the share repurchase program began, through June 30, 2013, we have repurchased 1.2 million shares of our common stock at a total cost of $27.3 million.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.  Repurchased shares are retired.  During the three months ended June 30, 2013, we did not repurchase any of our common stock.

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

Contractual Obligations

Purchase Commitments.  We have purchase commitments, comprising of supply and inventory related agreements, totaling approximately $17.0 million as of June 30, 2013.  These purchase order commitments include our purchase obligations with SMB of Denmark to purchase VSpro specialty analyzers and related cartridges and Diatron MI PLC of Hungary to purchase Diatron hematology instruments.

Notes Payable.  We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan was effective January 2011, bears interest at 5.0% and is payable quarterly.  As of June 30, 2013, our short-term and long-term notes payable balances were $100,000 and $657,000, respectively, and we recorded the short-term balance in “Other Accrued Liabilities” on the condensed consolidated balance sheets.  The entire outstanding balance of the note shall be payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of June 30, 2013.

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

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of our directors in the United States District Court for the Northern District of California alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units.  The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees.  In addition, the plaintiff sought, and on October 23, 2012 the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made.  The Company filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan.  The defendants have filed motions to dismiss the claims.  A hearing on the motions was held on May 7, 2013.  The court has not yet issued a ruling on the motion.  Management believes the claims raised by the plaintiff are without merit and, if a settlement is not reached, intends to contest them vigorously.

We are involved from time to time in various litigation matters in the normal course of business.  There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933.  In addition, we identified no variable interests in any variable interest entities.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments.  Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk.  At June 30, 2013, our short-term and long-term investments totaled $17.8 million and $18.3 million, respectively, consisting of investments in certificates of deposits, corporate bonds and municipal bonds.

As of June 30, 2013, we had $28.5 million in investments classified as held-to-maturity and carried at amortized cost.  We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at June 30, 2013 until maturity and therefore, we believe we have no material exposure to interest rate risk.  As of June 30, 2013, our investments classified as available-for-sale totaled $7.6 million, which we recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of any tax effects, in shareholders’ equity.  A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at June 30, 2013 indicated that such market movement would not have a material effect on our business, operating results or financial condition.  We have not experienced any significant loss on our investment portfolio during fiscal 2013 or during the three months ended June 30, 2013.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments.  In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Accounting Standards Codification 815, “Derivatives and Hedging.”

Investment in a Privately Held Company

In February 2011, we purchased a 15% equity ownership interest in SMB, a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of our VetScan VSpro point-of-care specialty analyzer since 2008.  The investment is recorded in “Investment in Unconsolidated Affiliate” in our consolidated balance sheets and we use the equity method to account for our investment in this entity that we do not control, but where we have the ability to exercise significant influence.  As of June 30, 2013, the total carrying amount of our investment in SMB was $2.6 million.  The investment is inherently risky and we could lose our entire investment in this company.  To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

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

Other than the foregoing, there have been no material changes in our market risk during the three months ended June 30, 2013 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated that the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of June 30, 2013.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of our directors in the United States District Court for the Northern District of California alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units.  The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees.  In addition, the plaintiff sought, and on October 23, 2012 the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made.  The Company filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan.  The defendants have filed motions to dismiss the claims.  A hearing on the motions was held on May 7, 2013.  The court has not yet issued a ruling on the motion.  Management believes the claims raised by the plaintiff are without merit and, if a settlement is not reached, intends to contest them vigorously.

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

In evaluating our business, you should carefully consider the following risks in addition to the other information in our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 as filed with the Securities and Exchange Commission on June 14, 2013.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  It is not possible to predict or identify all such factors and, therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

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

Additionally, we rely on several information systems to keep financial records, process customer orders, manage inventory, process shipments to customers and operate other critical functions.  Information technology system failures, network disruptions and breaches of data security could disrupt the Company’s operations.  If we were to experience a system disruption in the information technology systems that enable us to interact with customers and suppliers, it could result in the loss of sales and customers, delays or cancellation of orders, impeding the manufacture or shipment of products, processing transactions and reporting financial results and significant incremental costs.  While management has taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure or data security breach, will not have a material adverse effect on the Company’s business, financial condition, operating results.  Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

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

Beginning in January 2013, pursuant to the Abbott Agreement, Abbott has the exclusive right to sell and distribute in the United States and China (including Hong Kong) our Piccolo Xpress chemistry analyzer and associated consumables in the professionally-attended human healthcare markets, excluding sales and distribution to Catapult Health LLC and specified customer segments, which includes pharmacy and retail store clinics, shopping malls and contract research organizations (CROs) and cruise ship lines.  As a result of the Abbott Agreement, we no longer have control over the marketing and sale of our primary medical products into most of the U.S. and China medical market and are dependent upon the efforts and priorities of Abbott in promoting and creating a demand for such products in such market.  Should these efforts be unsuccessful, our business, financial condition and results of operations are likely to be adversely affected.  Specifically, we do not have any control over pricing, inventory levels, distribution efforts and other factors that may impact the level of sales achieved, timing of revenue recognized and accruals for returns and other adjustments that may impact our reported sales.  Moreover, as Abbott only recently became the exclusive distributor of our Piccolo Xpress chemistry analyzer and associated consumables in January 2013, we are dependent upon their forecasts and initial sales efforts and maintenance of the existing sub-distributor agreements, which were assigned to them under our arrangement, in generating revenue with respect to these products.  This transition may result in significant variability of our revenues with respect to our products under this agreement.  For example, during the three months ended June 30, 2013, total revenues from Piccolo chemistry analyzers decreased by 66%, or $2.1 million, as compared to the same period in fiscal 2013, with the decrease primarily attributable to a decrease in the sales volume of Piccolo chemistry analyzers, resulting from slower sales in the first quarter of fiscal 2014 as Abbott transitions into selling our Piccolo chemistry analyzers.

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

As of June 30, 2013, 61 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 34 patents have been issued and 15 patents are currently active.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

As of June 30, 2013, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 27 reagent tests that we have on 16 reagent discs.  We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures.  Although the requirement is met by our determination in the first instance that we may receive 510(k) clearance, the FDA may review and disagree with our assessment or require us to meet significant postmarketing requirements.  These new test products are crucial for our continued success in the human medical market.  If we do not receive 510(k) clearance for a particular product, we will not be able to timely market that product in the United States, if at all, and the inability to market a new product based on our projected forecasts could harm our future sales.

Effects of the Clinical Laboratory Improvement Amendments on our Products

Our Piccolo products are also subject to the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”).  The current CLIA regulations divide laboratory tests into three categories:  “waived,” “moderately complex” and “highly complex.”  We currently offer Basic Metabolic Panel, Comprehensive Metabolic Panel, Electrolyte Panel, General Chemistry 6, General Chemistry 13, Kidney Check, Lipid Panel, Lipid Panel Plus, Liver Panel Plus, MetLyte 8 Panel and Renal Function Panel tests under waived status, which permits untrained personnel to run the Piccolo chemistry analyzer using these tests and thus allows for marketing to more sites (doctors’ offices and other point-of-care environments) than our other products which are subject to the other categories.  For example, five of the tests performed using the Piccolo system are in the “moderately complex” category.  This category requires that any location in which testing is performed be certified as a laboratory.  Hence, we can only sell some Piccolo products to customers who meet the standards of a laboratory, which requires a testing facility to be certified by the CMS and meet the CLIA regulations.  As a result, the market for these products is more limited.

Although we are continually and actively engaged in efforts to test and apply for CLIA waivers for our analytes, we cannot assure you that we will successfully receive CLIA waived status from the FDA for our products and for any reagent discs that have not received CLIA waived status, the market for our Piccolo products will be more limited and more limited growth of our products may negatively impact our business and financial condition.

Animal and Plant Health Inspection Service Licensure of Veterinary Biologics

Our rotor-based Canine Heartworm Antigen Test (“CHW”) and our lateral flow Canine Borrelia Burgdorferi Antibody Test Kit (rapid test for Lyme disease in dogs) are regulated as veterinary biologics under the Virus, Serum, and Toxin Act of 1913.   Both tests require licensure of both the product and manufacturing facilities. Biologics products are subject to more extensive testing to establish their purity, safety, potency, and efficacy and any failure to comply with APHIS licensure or post-marketing approval requirements can result in the inability to obtain and maintain required licenses for our products and there can be no assurances that our products can be maintained to the required quality levels necessary to continue to market these products.  In addition, we are currently developing additional tests that will be subject to APHIS licensure as veterinary biologics and licensure under APHIS cannot be assured for these products.

Other Manufacturing Regulations and Federal, State, Local and International Regulations

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

Federal, state, local and international regulations regarding the manufacture and sale of health care products and diagnostic devices may change.  In addition, as we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets.  To date, we have complied with what we believe to be all applicable federal, state, local and international regulatory requirements and standards, including those of the FDA, United States Department of Agriculture, State of California Food and Drug Branch and International Organization for Standardization for medical devices.

As we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets.  We cannot assure you that we will continue to meet the various regulatory requirements in a timely manner, and delays or failure to maintain such licenses or qualification in good standing could result in significant impact on our business and financial condition.  In addition, since laws and regulations continue to change, we cannot assure you that we can meet and continue to comply with all current or future U.S. and foreign government approval and manufacturing requirements and regulations.  While we continue to monitor the various requirements in countries in which we market our products or intend to market our products, we may not be able to timely obtain or maintain regulatory clearances for our products in a manner that is consistent with our business plans. Any such failure would materially adversely affect our business and results of operations.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future.  During the quarter ended June 30, 2013, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $41.34 to $48.67 per share and the closing sale price on June 28, 2013, the last day of trading for our quarter ended June 30, 2013, was $47.51 per share.  During the last eight fiscal quarters ended June 30, 2013, our stock price closed at a high of $48.67 per share on April 9, 2013 and a low of $19.99 per share on August 8, 2011.  Many factors may affect the market price of our common stock, including:

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

10.1+
Amendment, dated April 4, 2013, to the Master Agreement by and among the Kansas State University Institute for Commercialization (f/k/a the National Institute for Strategic Technology Acquisition and Commercialization), the Kansas State University Research Foundation, and Abaxis, Inc., dated January 26, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	These exhibits are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Abaxis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

+	Confidential treatment of certain portions of this agreement has been requested from the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.
(Registrant)

Date: August 9, 2013	BY:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2013	BY:	/s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)