Form 10-Q
period 2013-09-30
ABAXIS INC
filed 2013-11-12
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

or

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

Yes ☐                                        No ☒

As of November 8, 2013, there were 22,271,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q

For the Quarter Ended September 30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	March 31,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$71,446	$54,910
Short-term investments	14,447	23,354
Receivables (net of allowances of $210 at September 30, 2013 and $319 at March 31, 2013)	35,127	40,005
Inventories	27,368	26,786
Prepaid expenses and other current assets	5,808	3,319
Net deferred tax assets, current	4,909	4,589
Total current assets	159,105	152,963
Long-term investments	17,969	17,000
Investment in unconsolidated affiliate	2,629	2,613
Property and equipment, net	25,859	25,330
Intangible assets, net	2,373	3,122
Net deferred tax assets, non-current	649	643
Other assets	81	92
Total assets	$208,665	$201,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,001	$8,123
Accrued payroll and related expenses	5,507	6,261
Accrued taxes	433	440
Other accrued liabilities	2,378	2,838
Deferred revenue	1,235	1,362
Warranty reserve	872	995
Total current liabilities	17,426	20,019
Non-current liabilities:
Deferred rent	751	729
Deferred revenue	4,412	3,750
Warranty reserve	741	389
Notes payable, less current portion	632	682
Total non-current liabilities	6,536	5,550
Total liabilities	23,962	25,569
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,320,000 and 22,120,000 shares issued and outstanding at September 30, 2013 and at March 31, 2013, respectively	122,311	121,019
Retained earnings	62,358	55,133
Accumulated other comprehensive income	34	42
Total shareholders' equity	184,703	176,194
Total liabilities and shareholders' equity	$208,665	$201,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$45,851	$44,258	$89,020	$86,272
Cost of revenues	23,979	21,135	46,256	40,300
Gross profit	21,872	23,123	42,764	45,972
Operating expenses:
Research and development	3,418	3,581	6,591	6,546
Sales and marketing	9,902	11,505	19,930	23,274
General and administrative	2,853	4,621	5,908	7,943
Gain from legal settlement	-	(17,250)	-	(17,250)
Total operating expenses	16,173	2,457	32,429	20,513
Income from operations	5,699	20,666	10,335	25,459
Interest and other income (expense), net	507	255	911	25
Income before income tax provision	6,206	20,921	11,246	25,484
Income tax provision	2,210	8,012	4,021	9,711
Net income	$3,996	$12,909	$7,225	$15,773
Net income per share:
Basic net income per share	$0.18	$0.59	$0.32	$0.72
Diluted net income per share	$0.18	$0.58	$0.32	$0.71
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,306,000	21,920,000	22,268,000	21,869,000
Weighted average common shares outstanding - diluted	22,574,000	22,306,000	22,589,000	22,280,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$3,996	$12,909	$7,225	$15,773
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	8	44	(14)	38
Provision (benefit) for income taxes related to items of other comprehensive income	3	18	(6)	16
Other comprehensive income (loss), net of tax	5	26	(8)	22
Comprehensive income	$4,001	$12,935	$7,217	$15,795

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$7,225	$15,773
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,584	2,916
Investment premium amortization, net	322	448
Net loss on disposals of property and equipment	6	20
Net (gain) loss on foreign exchange translation	(406)	292
Share-based compensation expense	4,102	3,511
Excess tax benefits from share-based awards	(1,729)	(1,145)
Provision for deferred income taxes	(428)	(303)
Equity in net (income) loss of unconsolidated affiliate	(16)	34
Changes in assets and liabilities:
Receivables, net	4,962	(17,691)
Inventories	(1,174)	(3,121)
Prepaid expenses and other current assets	(699)	3,988
Other assets	13	6
Accounts payable	(1,126)	1,824
Accrued payroll and related expenses	(769)	1,736
Accrued taxes	(17)	3,700
Other accrued liabilities	(460)	1,118
Deferred rent	22	50
Deferred revenue	535	585
Warranty reserve	229	(366)
Net cash provided by operating activities	14,176	13,375
Cash flows from investing activities:
Purchases of held-to-maturity investments	(8,036)	(13,961)
Proceeds from maturities and redemptions of held-to-maturity investments	15,113	11,951
Proceeds from maturities and redemptions of available-for-sale investments	525	249
Purchases of property and equipment	(2,761)	(2,945)
Proceeds from disposals of property and equipment	9	-
Net cash provided by (used in) investing activities	4,850	(4,706)
Cash flows from financing activities:
Proceeds from the exercise of stock options	26	261
Tax withholdings related to net share settlements of restricted stock units	(4,591)	(1,495)
Excess tax benefits from share-based awards	1,729	1,145
Net cash used in financing activities	(2,836)	(89)
Effect of exchange rate changes on cash and cash equivalents	346	(314)
Net increase in cash and cash equivalents	16,536	8,266
Cash and cash equivalents at beginning of period	54,910	45,843
Cash and cash equivalents at end of period	$71,446	$54,109
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$4,006	$3,308
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$(8)	$22
Transfers of equipment between inventory and property and equipment, net	$618	$693
Net change in capitalized share-based compensation	$26	$35
Common stock withheld for employee taxes in connection with share-based compensation	$4,591	$1,495
Repayment of notes payable by credits from municipal agency	$50	$50

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

Basis of Presentation. We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three and six month periods ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2014 or for any interim or future period.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (Topic 220) - Comprehensive Income (“ASU 2013-02”), to amend existing rules to improve the reporting of reclassification out of accumulated other comprehensive income (“AOCI”). The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the statement where net income is presented or as a separate disclosure in the notes of the financial statements. We adopted ASU 2013-02 as of April 1, 2013. As this update only required additional disclosures, adoption of this amendment did not have a material impact on our financial position, results of operations and cash flows during the three and six months ended September 30, 2013.

NOTE 3. INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity. The following table summarizes available-for-sale and held-to-maturity investments as of September 30, 2013 and March 31, 2013 (in thousands):

	Available-for-Sale Investments
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2013	Cost	Gain	(Loss)	Value
Certificates of deposit	$996	$3	$-	$999
Corporate bonds	6,020	54	-	6,074
Total available-for-sale investments	$7,016	$57	$-	$7,073

	Held-to-Maturity Investments
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
September 30, 2013	Cost	Gain	(Loss)	Value
Certificates of deposit	$3,735	$-	$(5)	$3,730
Corporate bonds	16,285	63	(16)	16,332
Municipal bonds	5,323	6	(67)	5,262
Total held-to-maturity investments	$25,343	$69	$(88)	$25,324

	Available-for-Sale Investments
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2013	Cost	Gain	(Loss)	Value
Certificates of deposit	$996	$5	$-	$1,001
Corporate bonds	6,029	65	-	6,094
Municipal bonds	529	-	-	529
Total available-for-sale investments	$7,554	$70	$-	$7,624

	Held-to-Maturity Investments
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
March 31, 2013	Cost	Gain	(Loss)	Value
Certificates of deposit	$3,341	$-	$-	$3,341
Corporate bonds	16,284	121	(3)	16,402
Municipal bonds	13,105	32	(10)	13,127
Total held-to-maturity investments	$32,730	$153	$(13)	$32,870

The amortized cost of our held-to-maturity investments approximates their fair value. As of September 30, 2013 and March 31, 2013, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale. As of September 30, 2013 and March 31, 2013, we had unrealized gains on available-for-sale investments, net of related income taxes of $34,000 and $42,000, respectively. During the three months ended September 30, 2013 and 2012, we did not have any redemptions of investments in accordance with callable provisions. During the six months ended September 30, 2013 and 2012, redemptions of investments in accordance with callable provisions were $623,000 and $717,000, respectively.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of September 30, 2013 and March 31, 2013 (in thousands):

	September 30, 2013		September 30, 2013
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$996	$999	$13,448	$13,474
Due in 1 to 4 years	6,020	6,074	11,895	11,850
Total investments	$7,016	$7,073	$25,343	$25,324

	March 31, 2013		March 31, 2013
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,027	$1,029	$22,325	$22,387
Due in 1 to 4 years	6,527	6,595	10,405	10,483
Total investments	$7,554	$7,624	$32,730	$32,870

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of September 30, 2013 and March 31, 2013 (in thousands):

	As of September 30, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$20,079	$-	$-	$20,079
Available-for-sale investments:
Certificates of deposit	-	999	-	999
Corporate bonds	-	6,074	-	6,074
Total assets at fair value	$20,079	$7,073	$-	$27,152

	As of March 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$12,189	$-	$-	$12,189
Available-for-sale investments:
Certificates of deposit	-	1,001	-	1,001
Corporate bonds	-	6,094	-	6,094
Municipal bonds	-	529	-	529
Total assets at fair value	$12,189	$7,624	$-	$19,813

As of September 30, 2013 and March 31, 2013, our Level 1 financial assets consisted of money market mutual funds. Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security. As of September 30, 2013 and March 31, 2013, we did not have any Level 1 financial liabilities.

Our Level 2 financial assets primarily consist of certificates of deposit, corporate bonds and municipal bonds. We review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. As of September 30, 2013 and March 31, 2013, we did not have any Level 2 financial liabilities.

As of September 30, 2013 and March 31, 2013, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis. During the three and six months ended September 30, 2013 and 2012, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

NOTE 5. INVENTORIES

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories were as follows (in thousands):

	September 30,	March 31,
	2013	2013
Raw materials	$13,275	$12,621
Work-in-process	4,001	3,696
Finished goods	10,092	10,469
Inventories	$27,368	$26,786

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate consists of an investment in equity securities of Scandinavian Micro Biodevices APS (“SMB”). In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash. SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. Abaxis has had exclusive distribution rights for the analyzer and associated cartridges in North America since 2008. Starting January 2011, Abaxis has non-exclusive rights in other areas of the world. We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations. Our allocated portions of SMB’s net income (loss) during the three months ended September 30, 2013 and 2012 were $(14,000) and $(51,000), respectively, and during the six months ended September 30, 2013 and 2012 were $16,000 and $(34,000), respectively.

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

Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. The balance of accrued warranty reserve related to replacement of defective reagent discs at September 30, 2013 and March 31, 2013 was $500,000 and $571,000, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three and six months ended September 30, 2013 and 2012 is summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance at beginning of period	$1,327	$1,494	$1,384	$1,846
Provision for warranty expense	672	354	999	661
Warranty costs incurred	(386)	(368)	(770)	(737)
Adjustment to pre-existing warranties	-	-	-	(290)
Balance at end of period	1,613	1,480	1,613	1,480
Non-current portion of warranty reserve	741	437	741	437
Current portion of warranty reserve	$872	$1,043	$872	$1,043

NOTE 8. BORROWINGS

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of September 30, 2013, our short-term and long-term notes payable balances were $100,000 and $632,000, respectively, and we recorded the short-term balance in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of September 30, 2013.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments. We have purchase commitments, comprising of supply and inventory related agreements, totaling approximately $14.6 million as of September 30, 2013. These purchase order commitments include our purchase obligations with SMB of Denmark to purchase VSpro specialty analyzers and related cartridges and Diatron MI PLC of Hungary to purchase Diatron hematology instruments.

Patent Licensing Agreement. Effective January 2009, we entered into a license agreement with Alere. Under our license agreement, we licensed co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace. The license agreement provides that Alere may not grant any future rights to any third parties under its current lateral flow patent rights in the animal health diagnostics field in the professional marketplace. The license agreement enables us to develop and market products under rights from Alere to address animal health and laboratory animal research markets.

In exchange for the license rights, we (i) paid an up-front license fee of $5.0 million to Alere in January 2009, (ii) agreed to pay royalties during the term of the agreement, based solely on sales of products in a jurisdiction country covered by valid and unexpired claims in that jurisdiction under the licensed Alere patent rights, and (iii) agreed to pay a yearly minimum license fee of between $500,000 to $1.0 million per year, which fee will be creditable against any royalties due during such calendar year. The royalties, if any, are payable through the date of the expiration of the last valid patent licensed under the agreement that includes at least one claim in a jurisdiction covering products we sell in that jurisdiction. The yearly minimum fees are payable for so long as we desire to maintain exclusivity under the agreement.

Litigation. On June 28, 2010, we filed a patent infringement lawsuit against Cepheid. On September 24, 2012, the parties agreed to terminate all pending and future claims connected with the litigation in exchange for a one-time payment by Cepheid of $17.3 million, which we recognized as an offset to operating expenses during the second quarter of fiscal 2013.

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of our directors in the United States District Court for the Northern District of California alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units. The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees. In addition, the plaintiff sought, and on October 23, 2012 the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made. The Company filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan. The defendants have filed motions to dismiss the claims. On October 1, 2013, before the court ruled on the motions to dismiss, the parties notified the court that they had reached a settlement of the lawsuit. The parties are in the process of formalizing the settlement agreement. Among other things, the proposed settlement terms provide for the claims against the defendants to be dismissed with prejudice and for the release of certain known or unknown claims that have been or could have been brought later in the court arising out of the same allegations. Abaxis has agreed that if the proposed settlement terms are approved by the court, it will adopt certain corporate governance measures, such measures to be in effect for at least five years. If the parties are not able to agree on the amount of an attorney’s fee award to be paid to the plaintiff’s counsel, subject to approval by the court, Abaxis anticipates that plaintiff will petition the court for an attorney’s fee award. The settlement is not contingent on the payment of any attorney’s fee award. We believe that any attorney’s fees that would be awarded to plaintiff’s counsel would not have a material adverse effect on Abaxis, our consolidated financial position and results of operations.

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

NOTE 10. EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

Equity Compensation Plan

As of September 30, 2013, we have one equity incentive plan under which our equity securities are authorized for issuance to our employees, directors and consultants. Our share-based compensation plan is described below.

2005 Equity Incentive Plan. Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended our 1998 Stock Option Plan. The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. As of September 30, 2013, the Equity Incentive Plan provided for the issuance of a maximum of 6,786,000 shares, of which 939,000 shares of common stock were then available for future issuance. Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the Equity Incentive Plan.

Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Share-Based Compensation

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units during the three and six months ended September 30, 2013 and 2012, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenues	$298	$222	$552	$445
Research and development	215	254	582	554
Sales and marketing	595	584	1,301	1,272
General and administrative	745	649	1,667	1,240
Share-based compensation expense before income taxes	1,853	1,709	4,102	3,511
Income tax benefit	(633)	(613)	(1,401)	(1,257)
Total share-based compensation expense after income taxes	$1,220	$1,096	$2,701	$2,254
Net impact of share-based compensation on:
Basic net income per share	$0.05	$0.05	$0.12	$0.10
Diluted net income per share	$0.05	$0.05	$0.12	$0.10

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs at September 30, 2013 and March 31, 2013 were $177,000 and $151,000, respectively, which were included in inventories on our condensed consolidated balance sheets.

Cash Flow Impact

The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for the three months ended September 30, 2013 and 2012 were $332,000 and $428,000, respectively, and for the six months ended September 30, 2013 and 2012 were $1.7 million and $1.1 million, respectively.

Stock Options

Prior to fiscal 2007, we granted stock option awards to employees and directors as part of our share-based compensation program. Option awards to consultants were insignificant. Options granted to employees and directors generally expire ten years from the grant date. Options granted to employees generally become exercisable over a period of four years based on cliff-vesting terms and continuous employment. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. We have not granted any stock options since the beginning of fiscal 2007. We have recognized compensation expense for stock options granted during the requisite service period of the stock option. As of September 30, 2013, we had no unrecognized compensation expense related to stock options granted.

Stock Option Activity

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2013 and the changes during the six-month period then ended:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Number of	Price	Contractual	Value
	Shares	Per Share	Life (Years)	(In thousands)
Outstanding at March 31, 2013	72,000	$20.50
Granted	-	-
Exercised	(3,000)	10.07
Canceled or forfeited	-	-
Outstanding at September 30, 2013	69,000	$20.89	0.55	$1,483
Vested and expected to vest at September 30, 2013	69,000	$20.89	0.55	$1,483
Exercisable at September 30, 2013	69,000	$20.89	0.55	$1,483

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of September 30, 2013, of the shares that would have been received by the option holders had all option holders exercised their stock options as of that date. Total intrinsic value of stock options exercised during the three months ended September 30, 2013 and 2012 was $10,000 and $537,000, respectively, and during the six months ended September 30, 2013 and 2012 was $91,000 and $1.0 million, respectively. Cash proceeds from stock options exercised during the three months ended September 30, 2013 and 2012 were $9,000 and $184,000, respectively, and during the six months ended September 30, 2013 and 2012 were $26,000 and $261,000, respectively.

Restricted Stock Units

Since fiscal 2007, we have granted restricted stock unit awards to employees and directors as part of our share-based compensation program. Restricted stock unit awards to consultants have been insignificant. Awards of restricted stock units are issued at no cost to the recipient and may have time-based vesting criteria, or a combination of time-based and performance-based vesting criteria, as described below. From time to time, restricted stock unit awards granted to employees may be subject to accelerated vesting upon achieving certain performance-based milestones. Additionally, the Compensation Committee of our Board of Directors (the “Compensation Committee”) in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of the restricted stock unit held by a participant upon such conditions and to such extent as determined by the Compensation Committee. Our Board of Directors has adopted an executive change in control severance plan, which it may terminate or amend at any time, that provides that awards granted to executive officers will accelerate fully on a change of control. The vesting of non-employee director and officer awards granted under the Equity Incentive Plan automatically will also accelerate in full upon a change in control.

Restricted Stock Unit Awards (Time Vesting)

Restricted stock unit awards with only time-based vesting terms, which we refer to as restricted stock unit awards (time vesting), entitle holders to receive shares of common stock at the end of a specified period of time. For restricted stock unit awards (time vesting), vesting is based on continuous employment or service of the holder. Upon vesting, the equivalent number of common shares are typically issued net of tax withholdings. If the service vesting conditions are not met, unvested restricted stock unit awards (time vesting) will be forfeited. Generally, restricted stock unit awards (time vesting) vest according to one of the following time-based vesting schedules:

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

The fair value of restricted stock unit awards (time vesting) used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of September 30, 2013, the total unrecognized compensation expense related to restricted stock unit awards (time vesting) granted amounted to $21.3 million, which is expected to be recognized over a weighted average service period of 1.9 years.

Restricted Stock Unit Awards (Performance Vesting)

We also began granting restricted stock unit awards subject to performance vesting criteria, which we refer to as restricted stock unit awards (performance vesting), to our executive officers starting in fiscal 2013. Restricted stock unit awards (performance vesting) consist of the right to receive shares of common stock, subject to achievement of time-based criteria and certain corporate performance-related goals over a specified period, as established by the Compensation Committee. For restricted stock units subject to performance vesting, we recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition. The fair value of our restricted stock unit awards (performance vesting) used in our expense recognition method is measured based on the number of shares granted, the closing market price of our common stock on the date of grant and an estimate of the probability of the achievement of the performance goals. The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals. If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

In April 2012, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 84,000 shares of common stock to our executive officers that contained both time-based and performance-based vesting terms (the “FY2013 Performance RSUs”). The FY2013 Performance RSUs were subject to vesting in four equal annual increments based upon: (1) achievement of certain pre-established corporate annual performance-related goals, as established by the Compensation Committee; and (2) the grantee’s satisfaction of service requirements through the vesting period. The annual financial performance goals were established at the beginning of each performance period and, accordingly, the portion (or “tranche”) of the FY2013 Performance RSU subject to each goal is treated as a separate grant for accounting purposes. The number of vested restricted stock unit awards (performance vesting) is determined at the end of each annual performance period. The fiscal 2013 performance target for the FY2013 Performance RSUs was established at the grant date following ASC 718-10-55-95 and the aggregate estimated grant date fair value of the FY2013 Performance RSUs was $752,000, or $35.62 per share, based on the closing market price of our common stock on the date of grant. Only the target for fiscal 2013 performance for the first tranche was set in April 2012, and accordingly, only 25% of the FY2013 Performance RSUs were deemed granted in fiscal 2013 in accordance with ASC 718-10-55-95. In April 2013, the remaining 75% of the FY2013 Performance RSUs, which consisted of the second, third and fourth tranches, were cancelled as described below. The remaining 75% of the FY2013 Performance RSUs were not deemed granted for accounting purposes because each annual performance target was to be set at the start of each respective single-fiscal year performance period in accordance with ASC 718-10-55-95. We have recognized compensation expense for the FY2013 Performance RSUs during the requisite service period in fiscal 2013. As of September 30, 2013, we had no unrecognized compensation expenses related to FY2013 Performance RSUs.

In April 2013, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 129,000 shares of common stock to our executive officers that also contained both time-based and performance-based vesting terms (the “FY2014 Performance RSUs”). The aggregate estimated grant date fair value of the FY2014 Performance RSUs was $5.5 million, or $42.43 per share, based on the closing market price of our common stock on the date of grant. The FY2014 Performance RSUs vest only if both of the following criteria are satisfied: (1) our consolidated income from operations for the fiscal year ending March 31, 2014, as certified by the Compensation Committee, is in excess of the applicable target amount set forth in the table below; and (2) the recipient remains in the Service of the Company (as defined in our Equity Incentive Plan) until the applicable vesting date set forth below:

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

As of September 30, 2013, we reviewed each of the underlying performance targets related to the outstanding FY2014 Performance RSUs and determined that it was not probable that the FY2014 Performance RSUs will vest as to 129,000 shares. Consequently, the compensation expense related to FY2014 Performance RSUs was reversed upon our determination of non-achievement of the performance metrics. We will assess the probability of achievement of the performance targets at the end of each quarter. If it becomes probable that the performance targets will be achieved, a cumulative adjustment will be recorded as if ratable share-based compensation expense had been recorded since the grant date. Additional share-based compensation of $676,000 would have been recorded during the six months ended September 30, 2013 for FY2014 Performance RSUs had the achievement of performance targets been deemed probable.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the six months ended September 30, 2013:

	Time-Based Restricted		Performance-Based Restricted
	Stock Units		Stock Units
		Weighted		Weighted
		Average		Average
	Number of	Grant Date	Number of	Grant Date
	Shares	Fair Value(1)	Shares(2)	Fair Value(1)
Nonvested at March 31, 2013	980,000	$26.42	21,000	$35.62
Granted	161,000	41.80	129,000	42.43
Vested(3)	(285,000)	21.54	(21,000)	35.62
Canceled or forfeited	(11,000)	30.65	-	-
Nonvested at September 30, 2013	845,000	$30.95	129,000	$42.43

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	Nonvested shares at March 31, 2013 include only the FY2013 Performance RSUs that were deemed granted in accordance with ASC 718-10-55-95.
(3)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during the three months ended September 30, 2013 and 2012 was $2.4 million and $1.8 million, respectively, and during the six months ended September 30, 2013 and 2012 was $12.9 million and $8.7 million, respectively. The total grant date fair value of restricted stock units vested during the three months ended September 30, 2013 and 2012 was $1.5 million and $1.1 million, respectively, and during the six months ended September 30, 2013 and 2012 was $6.9 million and $5.8 million, respectively.

NOTE 11. SHAREHOLDERS’ EQUITY

Share Repurchase Program

Between August 2011 and January 2012, the Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock. In July 2013, the Board of Directors approved a $12.3 million increase to its existing share repurchase program to a total of $67.3 million. As of September 30, 2013, $40.0 million was available to purchase common stock. Since the share repurchase program began, through September 30, 2013, we have repurchased 1.2 million shares of our common stock at a total cost of $27.3 million. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired. During the three and six months ended September 30, 2013, we did not repurchase any of our common stock.

Stock Purchase Rights

On April 22, 2003, our Board of Directors approved the adoption of a Shareholder Rights Plan. Under the terms of the plan, shareholders of record on May 8, 2003, received one preferred stock purchase right for each outstanding share of common stock held. Each right entitled the registered holder to purchase from us one one-thousandth of a share of our Series RP Preferred Stock, $0.001 par value, at a price of $24.00 per share and would have become exercisable if a person or group acquired 15% or more of our common stock without prior approval by the Board of Directors.

In addition, under certain conditions involving an acquisition or proposed acquisition, the rights permitted the holders (other than the acquirer) to purchase our common stock at a 50% discount from the market price at that time, and in the event of certain business combinations, the rights permitted the purchase of the common stock of an acquirer at a 50% discount from the market price at that time. Under certain conditions, the purchase rights would have been redeemed by the Board of Directors in whole, but not in part, at a price of $0.001 per right. The rights had no voting privileges and were attached to and automatically traded with our common stock.

The Shareholder Rights Plan and rights granted thereunder expired in April 2013.

Common Stock Warrants

At September 30, 2013 and March 31, 2013, there were warrants to purchase 30,000 shares of common stock outstanding, of which 14,000 shares were vested, at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017. The fair value of the warrants issued were determined using the Black-Scholes option-pricing model and are amortized over their estimated useful life, of approximately ten years, as an intangible asset. The warrants vest at a rate of 20% annually from their issuance dates and have a term of five years.

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Numerator:
Net income	$3,996	$12,909	$7,225	$15,773
Denominator:
Weighted average common shares outstanding - basic	22,306,000	21,920,000	22,268,000	21,869,000
Weighted average effect of dilutive securities:
Stock options	24,000	107,000	25,000	107,000
Restricted stock units	216,000	252,000	268,000	277,000
Warrants	28,000	27,000	28,000	27,000
Weighted average common shares outstanding - diluted	22,574,000	22,306,000	22,589,000	22,280,000
Net income per share:
Basic net income per share	$0.18	$0.59	$0.32	$0.72
Diluted net income per share	$0.18	$0.58	$0.32	$0.71

Stock options and warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of our common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share. There were no stock options and warrants excluded from the computation of diluted weighted average shares outstanding during the three and six months ended September 30, 2013 and 2012.

We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Weighted average number of shares underlying antidilutive restricted stock units	-	-	-	101,000

If the performance criteria for our restricted stock unit awards (performance vesting) are achieved, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive. Because the performance criteria for these restricted stock unit awards (performance vesting) were not achieved during the three and six months ended September 30, 2013 and 2012, these awards were not included in the diluted net income per share calculation.

NOTE 13. INCOME TAXES

During the three months ended September 30, 2013 and 2012, our income tax provision was $2.2 million, based on an effective tax rate of 36%, and $8.0 million, based on an effective tax rate of 38%, respectively. During the six months ended September 30, 2013 and 2012, our income tax provision was $4.0 million, based on an effective tax rate of 36%, and $9.7 million, based on an effective tax rate of 38%, respectively. The effective tax rates during the three and six months ended September 30, 2013, as compared to the three and six months ended September 30, 2012, decreased primarily due to (a) a discrete tax expense of approximately $6.7 million due to a gain from our legal settlement with Cepheid during the second quarter of fiscal 2013 and (b) reinstatement of federal research tax credits on January 2, 2013, partially offset by (c) an increase in non-deductible share-based compensation expense.

We did not have any unrecognized tax benefits as of September 30, 2013 and March 31, 2013. During the three and six months ended September 30, 2013 and 2012, we did not recognize any interest or penalties related to unrecognized tax benefits.

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

Veterinary Market

In the veterinary market reportable segment, we serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. The products manufactured and sold in this segment primarily consist of VetScan chemistry analyzers and veterinary reagent discs. We also sell OEM supplied products in this segment consisting of VetScan hematology instruments and related reagent kits, VetScan VSpro specialty analyzers and related consumables, VetScan i‑STAT analyzers and related VetScan i‑STAT consumables and rapid tests. Since October 2011, we have been providing veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States through Abaxis Veterinary Reference Laboratories (“AVRL”), based in Olathe, Kansas.

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for the three and six months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Medical Market(1)	$7,177	$7,941	$13,215	$16,390
Veterinary Market(1)	37,915	35,186	74,286	67,777
Other(1)(2)	759	1,131	1,519	2,105
Total revenues	45,851	44,258	89,020	86,272
Cost of revenues:
Medical Market(1)	3,999	3,658	7,293	7,401
Veterinary Market(1)	19,961	17,442	38,909	32,822
Other(1)(2)	19	35	54	77
Total cost of revenues	23,979	21,135	46,256	40,300
Gross profit:
Medical Market(1)	3,178	4,283	5,922	8,989
Veterinary Market(1)	17,954	17,744	35,377	34,955
Other(1)(2)	740	1,096	1,465	2,028
Gross profit	$21,872	$23,123	$42,764	$45,972

(1)	Includes certain prior period amounts by operating segment and unallocated items that were reclassified to conform to the current period presentation.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 15. REVENUES BY PRODUCT AND SERVICE CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product and service category (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenues by Product and Service Category	2013	2012	2013	2012
Instruments(1)	$13,537	$11,607	$22,212	$21,487
Consumables(2)	28,699	29,412	59,298	58,894
Other products and services(3)	3,577	3,202	7,435	5,816
Product and service revenues, net	45,813	44,221	88,945	86,197
Development and licensing revenue	38	37	75	75
Total revenues	$45,851	$44,258	$89,020	$86,272

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

The following is a summary of our revenues by geographic region based on customer location (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Revenues by Geographic Region	2013	2012	2013	2012
North America	$37,320	$35,915	$71,972	$69,079
Europe	6,446	6,493	12,998	13,709
Asia Pacific and rest of the world	2,085	1,850	4,050	3,484
Total revenues	$45,851	$44,258	$89,020	$86,272

Significant Concentrations

During the three months ended September 30, 2013, one distributor in the United States, MWI Veterinary Supply, accounted for 22% of our total worldwide revenues. During the three months ended September 30, 2012, one distributor in the United States, Animal Health International, accounted for 13% of our total worldwide revenues. During the six months ended September 30, 2013, one distributor in the United States, MWI Veterinary Supply, accounted for 22% of our total worldwide revenues. During the six months ended September 30, 2012, one distributor in the United States, Animal Health International, accounted for 13% of our total worldwide revenues.

At September 30, 2013, two distributors in the United States accounted for 10% and 27%, respectively, of our total receivables balance. At March 31, 2013, two distributors in the United States accounted for 12% and 23%, respectively, of our total receivables balance.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect our current views with respect to future events and financial performance. In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might,” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, in Part II, Item 1A of this report and in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties relate to our manufacturing operations, including the vulnerability of our manufacturing operations to potential interruptions and delays and our ability to manufacture products free of defects, fluctuations in our quarterly results of operations and difficulty in predicting future results, the transition of our U.S. medical sales to Abbott Point of Care, Inc., our dependence on certain sole or limited source suppliers, the performance of our independent distributors, our ability to manage the inventory levels of our distributors effectively, market acceptance of our products and services, expansion of our sales, marketing and distribution efforts, dependence on key personnel, the ability of AVRL to compete effectively, the protection of Abaxis’ intellectual property and claims of infringement of intellectual property asserted by third parties, and other risks detailed under “Risk Factors” in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update any forward-looking statements as circumstances change.

BUSINESS OVERVIEW

Company Description

Abaxis, Inc. develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. Since October 2011, Abaxis also has been providing veterinary reference laboratory diagnostic and consulting services for veterinarians through Abaxis Veterinary Reference Laboratories (“AVRL”).

Our corporate headquarters are located in Union City, California, from which we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing and administrative activities. We market and sell our products worldwide primarily through independent distributors, supplemented by our direct sales forces. Our sales force is primarily located in the United States. Abaxis Europe GmbH, our wholly-owned subsidiary in Germany since July 2008, markets and distributes diagnostic systems for medical and veterinary uses in the European market.

Financial Results. In the second quarter of fiscal 2014, total revenues were $45.9 million, an increase of 4% over last year’s comparable quarter. The net increase in revenues was primarily due to a net increase in veterinary instrument sales and service revenues from veterinary reference laboratory diagnostic and consulting services, partially offset by a decrease in revenues from medical instrument and medical and veterinary reagent discs. Gross profit in the second quarter of fiscal 2014 was $21.9 million, a decrease of 5% over last year’s comparable quarter, primarily attributable to lower unit sales of reagent discs in our veterinary market.

Sales and marketing expenses were $9.9 million in the second quarter of fiscal 2014 and $11.5 million for the same period last year, a decrease of $1.6 million, or 14%. The decrease in sales and marketing expenses was primarily due to a decrease in personnel-related expenses and a decrease in sales and marketing spending as a result of restructuring our sales and marketing organization within the medical market due to our distribution agreement with Abbott Point of Care, Inc., which we entered into in October 2012, as described below under “Medical Market.” General and administrative expenses were $2.9 million in the second quarter of fiscal 2014 and $4.6 million for the same period last year, a decrease of 38%, primarily attributable to a decrease in legal expenses due to the settlement of our Cepheid patent infringement case in the second quarter of fiscal 2013.

Net income in the second quarter of fiscal 2014 was $4.0 million, a decrease of $8.9 million from $12.9 million for the same period last year, due primarily to the decreased expenses set forth above, a gain from our legal settlement with Cepheid of $17.3 million in the second quarter of fiscal 2013 and a decrease in our income tax provision of $5.8 million over the second quarter of fiscal 2013, resulting from such settlement. Diluted earnings per share in the second quarter of fiscal 2014 was $0.18, as compared to a diluted earnings per share of $0.58 for the same period last year.

Cash, cash equivalents and investments increased by $8.6 million during the six months ended September 30, 2013 to a total of $103.9 million at September 30, 2013. The primary source of cash and cash equivalents during the six months ended September 30, 2013 was operating cash flows of $14.2 million, partially offset by payments made for tax withholdings related to net share settlements of restricted stock units of $4.6 million.

Products and Services. We manage our business in two operating segments, the medical market and veterinary market, as described below. See “Segment Results” in this section for a detailed discussion of financial results.

Medical Market. We serve a worldwide customer group in the medical market consisting of military installations (ships, field hospitals and mobile care units), physicians’ office practices across multiple specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies and hospital laboratories. We also began to serve the pharmaceutical clinical trial market starting in the first quarter of fiscal 2013. Our product and service offerings in the medical market are described below.

Starting in January 2013, pursuant to our Exclusive Agreement (the “Abbott Agreement”) with Abbott, Abbott obtained the exclusive right to sell and distribute in the United States and China (including Hong Kong) our Piccolo Xpress chemistry analyzer and associated consumables in the professionally-attended human healthcare market in this territory, excluding sales and distribution to Catapult Health LLC and specified customer segments, which includes pharmacy and retail store clinics, shopping malls and contract research organizations (CROs) and cruise ship lines. Effective September 30, 2013, we amended the Abbott Agreement to limit Abbott’s territory under such agreement to the United States. We will continue to sell and distribute these products outside of the market segments as to which Abbott has exclusive rights. Under the Abbott Agreement, we have certain responsibilities for providing technical support and warranty services to Abbott in support of its marketing and sales efforts. The initial term of the Abbott Agreement ends on December 31, 2017, and after the initial term, the Abbott Agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date.

Point-of-Care Blood Chemistry Analyzers. The products manufactured and sold in the medical market segment primarily consist of Piccolo chemistry analyzers and medical reagent discs. The Piccolo chemistry analyzers provide on the spot routine multi-chemistry and electrolyte results using a small patient sample size in any treatment setting. The Piccolo profiles are used with the Piccolo chemistry analyzers and are packaged as single-use medical reagents, configured to aid in disease diagnosis or monitor disease treatment.

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

Point-of-Care Blood Chemistry Analyzers. The products manufactured and sold in veterinary market segment primarily consist of VetScan chemistry analyzers and veterinary reagent discs. The VetScan is a chemistry, electrolyte, immunoassay and blood gas analyzer that delivers results from a sample of whole blood, serum or plasma. The VetScan profiles are packaged as single-use plastic veterinary reagent discs. Each reagent disc contains a diluent and all the profiles necessary to perform a complete multi-chemistry blood analysis.

Hematology. We offer VetScan hematology instruments and related hematology reagent kits. Our VetScan HM5 is a fully automated five-part cell counter offering a comprehensive 22-parameter complete blood count analysis, including direct eosinophil counts and eosinophil percentage, specifically designed for veterinary applications.

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

Abaxis Veterinary Reference Laboratories. AVRL is a full-service laboratory testing facility, based in Olathe, Kansas. Since October 2011, we provide veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States through AVRL. AVRL also focuses on providing specialty and esoteric testing and analysis. This service complements our full suite of on‑site laboratory instrumentation and rapid diagnostics for in hospital routine, critical care and emergency medicine laboratory needs.

We depend on a number of distributors in North America that distribute our VetScan products. In September 2012, we entered into a distribution agreement with MWI Veterinary Supply, Inc. (“MWI”) to purchase, market and sell the full line of Abaxis veterinary products throughout the United States. In the United States veterinary market segment, we also rely on various independent regional distributors. We depend on our distributors to assist us in promoting our VetScan products, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenues until our customers identify another distributor or purchase products directly from us.

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors. Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control, including but not limited to inventory or timing considerations by our distributors and transitioning the majority of our medical sales to Abbott, as discussed above. In the United States, we rely on Abbott as our exclusive distributor in the medical market. In the United States veterinary market segment, we rely on MWI, a national distributor, and on various independent regional distributors. As such, we do not have control over the marketing and sale of our products into these markets and are dependent upon the efforts and priorities of our distributors in promoting and creating a demand for our products. Should these efforts be unsuccessful, or should we fail to maintain this relationship, our business, financial condition and results of operations are likely to be adversely affected.

We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. Product sales in any quarter are generally dependent on orders booked and shipped in that quarter. As a result, any such revenues shortfall would negatively affect our operating results and financial condition. In addition, our sales may be adversely impacted by pricing pressure from competitors. Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our products, to achieve profitability in AVRL, the sales performances of our products by our independent distributors, and to successfully compete with other competitors. We believe that period to period comparisons of our results of operations are not necessarily meaningful indicators of future results.

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

From time to time, we offer customer incentives consisting of arrangements with customers to include discounts on future sales of services associated with our veterinary reference laboratory. We apply judgment in determining whether future discounts are significant and incremental. When the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the original arrangement. To determine whether a discount is significant and incremental, we look to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement. If the discount in the multiple element arrangement approximates the discount typically provided in standalone sales, that discount is not considered incremental. During the three and six months ended September 30, 2013 and 2012, our customer incentive programs with future discounts were not significant.

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

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of September 30, 2013, our investments in cash equivalents, which we classified as available-for-sale, totaled $20.1 million, using Level 1 inputs since these investments are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of September 30, 2013, our available-for-sale investments in certificates of deposit and corporate bonds, totaled $7.1 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of September 30, 2013, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. At September 30, 2013, we also had $25.3 million in investments classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliate. In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”) for $2.8 million in cash. We use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. We eliminate all intercompany transactions in accounting for our equity method investments. We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on the consolidated statements of income. At September 30, 2013, our investment in unconsolidated affiliate totaled $2.6 million.

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

As of September 30, 2013, our current portion of warranty reserves for instruments and reagent discs totaled $872,000 and our non-current portion of warranty reserves for instruments totaled $741,000, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc. The increase in warranty reserve during the three and six months ended September 30, 2013 is primarily due to an increase in instruments sold during the period.

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

Valuation of Long-Lived Assets. We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. We did not recognize any impairment charges on long-lived assets during the three and six months ended September 30, 2013 and 2012.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. At September 30, 2013 and March 31, 2013, we had no significant uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. During the three and six months ended September 30, 2013 and 2012, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at September 30, 2013 and March 31, 2013, we had no accrued interest or penalties.

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

Prior to fiscal 2007, we granted stock option awards to employees and directors as part of our share-based compensation program. We have not granted any stock options since the beginning of fiscal 2007. We have recognized compensation expense for stock options granted during the requisite service period of the stock option. As of September 30, 2013, we had no unrecognized compensation expense related to stock options granted.

Since fiscal 2007, we have granted restricted stock unit awards to employees and directors as part of our share-based compensation program. Restricted stock unit awards to consultants have been insignificant. Awards of restricted stock units are issued at no cost to the recipient and may have time-based vesting criteria, or a combination of time-based and performance-based vesting criteria, as described below.

The fair value of restricted stock unit awards with only time-based vesting terms, which we refer to as restricted stock unit awards (time vesting), used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Share-based compensation expense is recognized net of an estimated forfeiture rate, over the requisite service period of the award. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

We also began granting restricted stock unit awards subject to performance vesting criteria, which we refer to as restricted stock unit awards (performance vesting), to our executive officers starting in fiscal 2013. Restricted stock unit awards (performance vesting) consist of the right to receive shares of common stock, subject to achievement of time-based criteria and certain corporate performance-related goals over a specified period, as established by the Compensation Committee. For restricted stock units subject to performance vesting, we recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition. The fair value of our restricted stock unit awards (performance vesting) used in our expense recognition method is measured based on the number of shares granted, the closing market price of our common stock on the date of grant and an estimate of the probability of the achievement of the performance goals. The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals. If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

In April 2012, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 84,000 shares of common stock to our executive officers that contained both time-based and performance-based vesting terms (the “FY2013 Performance RSUs”). The FY2013 Performance RSUs were subject to vesting in four equal annual increments based upon: (1) achievement of certain pre-established corporate annual performance-related goals, as established by the Compensation Committee; and (2) the grantee’s satisfaction of service requirements through the vesting period. The annual financial performance goals were established at the beginning of each performance period and, accordingly, the portion (or “tranche”) of the FY2013 Performance RSU subject to each goal is treated as a separate grant for accounting purposes. The number of vested restricted stock unit awards (performance vesting) is determined at the end of each annual performance period. The fiscal 2013 performance target for the FY2013 Performance RSUs was established at the grant date following ASC 718-10-55-95 and the aggregate estimated grant date fair value of the FY2013 Performance RSUs was $752,000, or $35.62 per share, based on the closing market price of our common stock on the date of grant. Only the target for fiscal 2013 performance for the first tranche was set in April 2012, and accordingly, only 25% of the FY2013 Performance RSUs were deemed granted in fiscal 2013 in accordance with ASC 718-10-55-95. In April 2013, the remaining 75% of the FY2013 Performance RSUs, which consisted of the second, third and fourth tranches, were cancelled, as described below. The remaining 75% of the FY2013 Performance RSUs were not deemed granted for accounting purposes because each annual performance target was to be set at the start of each respective single-fiscal year performance period in accordance with ASC 718-10-55-95. We have recognized compensation expense for the FY2013 Performance RSUs during the requisite service period in fiscal 2013. As of September 30, 2013, we had no unrecognized compensation expenses related to FY2013 Performance RSUs.

In April 2013, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 129,000 shares of common stock to our executive officers that also contained both time-based and performance-based vesting terms (the “FY2014 Performance RSUs”). The aggregate estimated grant date fair value of the FY2014 Performance RSUs was $5.5 million, or $42.43 per share, based on the closing market price of our common stock on the date of grant. The FY2014 Performance RSUs vest only if both of the following criteria are satisfied: (1) our consolidated income from operations for the fiscal year ending March 31, 2014, as certified by the Compensation Committee, is in excess of the applicable target amount set forth in the table below; and (2) the recipient remains in the Service of the Company (as defined in our Equity Incentive Plan) until the applicable vesting date set forth below:

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

As of September 30, 2013, we reviewed each of the underlying performance targets related to the outstanding FY2014 Performance RSUs and determined that it was not probable that the FY2014 Performance RSUs will vest as to 129,000 shares. Consequently, the compensation expense related to FY2014 Performance RSUs was reversed upon our determination of non-achievement of the performance metrics. We will assess the probability of achievement of the performance targets at the end of each quarter. If it becomes probable that the performance targets will be achieved, a cumulative adjustment will be recorded as if ratable share-based compensation expense had been recorded since the grant date. Additional share-based compensation of $676,000 would have been recorded during the six months ended September 30, 2013 for FY2014 Performance RSUs had the achievement of performance targets been deemed probable.

Share-based compensation expense resulted in a material impact on our earnings per share and on our condensed consolidated financial statements for fiscal 2013 and during the three and six months ended September 30, 2013. The impact of share-based compensation expense on our condensed consolidated financial results is disclosed in Note 10, “Equity Compensation Plans and Share-Based Compensation” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future.

RESULTS OF OPERATIONS

Abaxis develops, manufactures, markets and sells portable blood analysis systems for use in the human or veterinary patient-care setting to provide clinicians with rapid blood constituent measurements. Since October 2011, Abaxis also has been providing veterinary reference laboratory diagnostic and consulting services for veterinarians through AVRL. We operate in two segments: (i) the medical market and (ii) the veterinary market. See “Segment Results” in this section for a detailed discussion.

Total Revenues

Revenues by Geographic Region and by Product and Service Category. Revenues by geographic region based on customer location and revenues by product and service category during the three and six months ended September 30, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
Revenues by Geographic Region	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
North America	$37,320	$35,915	$1,405	4%	$71,972	$69,079	$2,893	4%
Percentage of total revenues	81%	81%			81%	80%
Europe	6,446	6,493	(47)	(1)%	12,998	13,709	(711)	(5)%
Percentage of total revenues	14%	15%			15%	16%
Asia Pacific and rest of the world	2,085	1,850	235	13%	4,050	3,484	566	16%
Percentage of total revenues	5%	4%			4%	4%
Total revenues	$45,851	$44,258	$1,593	4%	$89,020	$86,272	$2,748	3%

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
Revenues by Product and Service Category	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Instruments(1)	$13,537	$11,607	$1,930	17%	$22,212	$21,487	$725	3%
Percentage of total revenues	29%	26%			25%	25%
Consumables(2)	28,699	29,412	(713)	(2)%	59,298	58,894	404	1%
Percentage of total revenues	63%	67%			67%	68%
Other products and services(3)	3,577	3,202	375	12%	7,435	5,816	1,619	28%
Percentage of total revenues	8%	7%			8%	7%
Product and service revenues, net	45,813	44,221	1,592	4%	88,945	86,197	2,748	3%
Percentage of total revenues	100%	100%			100%	100%
Development and licensing revenue	38	37	1	3%	75	75	-	-%
Percentage of total revenues	<1%	<1%			<1%	<1%
Total revenues	$45,851	$44,258	$1,593	4%	$89,020	$86,272	$2,748	3%

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

North America. During the three months ended September 30, 2013, total revenues in North America increased by 4%, or $1.4 million, as compared to the same period in fiscal 2013. The change in total revenues in North America was primarily attributable to the following:

•	Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America (including sales to the U.S. government) decreased by 8%, or $458,000, primarily due to a decrease in average selling prices of Piccolo chemistry analyzers and medical reagent discs sold to our distributor, Abbott, partially offset by an increase in the sales volume of Piccolo chemistry analyzers and medical reagent discs to Abbott. We entered into the Abbott Agreement in October 2012.

•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America decreased by 5%, or $885,000, primarily due to a decrease in the sales volume of veterinary reagent discs, partially offset by an increase in the sales volume of VetScan chemistry analyzers to MWI, both resulting primarily from our addition of MWI as a nationwide distributor in September 2012.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 25%, or $1.3 million, primarily due to higher average selling prices of VetScan hematology instruments and an increase in the sales volume of VetScan hematology instruments to MWI.

•	Total sales from our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 17%, or $988,000, primarily due to an increase in the sales volume of VetScan i-STAT analyzers to MWI.

•	Other products and services revenue in North America increased by 15%, or $434,000, primarily due to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL to new customers and increased business with current customers, partially offset by an increase in deferred revenue related to extended maintenance contracts offered to customers from time to time as incentives in the form of free services in connection with the sale of our products.

Europe. During the three months ended September 30, 2013, total revenues in Europe decreased by 1%, or $47,000, as compared to the same period in fiscal 2013. Revenues from Piccolo chemistry analyzers and medical reagent discs decreased by 22%, or $422,000, primarily due to higher sales of Piccolo chemistry analyzers in the second quarter of fiscal 2013 to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company, partially offset by an increase in the sales volume of medical reagent discs to various distributors. Revenues from VetScan chemistry analyzers and veterinary reagent discs increased by 8%, or $297,000, primarily due to an increase in the sales volume of veterinary reagent discs to a distributor, partially offset by a decrease in the sales volume of VetScan chemistry analyzers to a distributor.

Asia Pacific and rest of the world. During the three months ended September 30, 2013, total revenues in Asia Pacific and rest of the world increased by 13%, or $235,000, as compared to the same period in fiscal 2013. Revenues from veterinary instruments increased by 11%, or $79,000, primarily due to an increase in the sales volume of VetScan hematology instruments to various distributors, partially offset by a decrease in VetScan chemistry analyzers to various distributors. Revenues from veterinary consumables increased by 14%, or $124,000, primarily due to an increase in the sales volume of veterinary reagent discs to a distributor.

Significant concentrations. During the three months ended September 30, 2013, one distributor in the United States, MWI, accounted for 22% of our total worldwide revenues. During the three months ended September 30, 2012, one distributor in the United States, Animal Health International, accounted for 13% of our total worldwide revenues.

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012

North America. During the six months ended September 30, 2013, total revenues in North America increased by 4%, or $2.9 million, as compared to the same period in fiscal 2013. The change in total revenues in North America was primarily attributable to the following:

•	Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America (including sales to the U.S. government) decreased by 17%, or $1.8 million, primarily due to a decrease in average selling prices of Piccolo chemistry analyzers and medical reagent discs sold to our distributor, Abbott, since we entered into the Abbott Agreement in October 2012.

•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America decreased by 5%, or $1.6 million, primarily due to a decrease in the sales volume of veterinary reagent discs, partially offset by an increase in the sales volume of VetScan chemistry analyzers to MWI, both resulting from our addition of MWI as a nationwide distributor in September 2012.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 28%, or $2.3 million, primarily due to higher average selling prices of VetScan hematology instruments and an increase in the sales volume of VetScan hematology instruments to MWI.

•	Total sales from our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 22%, or $2.4 million, primarily due to an increase in the sales volume of VetScan i-STAT analyzers and VetScan rapid tests to MWI.

•	Other products and services revenue in North America increased by 30%, or $1.6 million, primarily due to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL to new customers and increased business with current customers, partially offset by an increase in deferred revenue related to extended maintenance contracts offered to customers from time to time as incentives in the form of free services in connection with the sale of our products.

Europe. During the six months ended September 30, 2013, total revenues in Europe decreased by 5%, or $711,000, as compared to the same period in fiscal 2013. Revenues from Piccolo chemistry analyzers and medical reagent discs decreased by 34%, or $1.6 million, primarily due to higher sales of Piccolo chemistry analyzers in the six months period ended September 30, 2012 to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company, partially offset by an increase in the sales volume of medical reagent discs to various distributors. Revenues from VetScan chemistry analyzers and veterinary reagent discs increased by 8%, or $609,000, primarily due to an increase in the sales volume of veterinary reagent discs to a distributor, partially offset by a decrease in the sales volume of VetScan chemistry analyzers to a distributor.

Asia Pacific and rest of the world. During the six months ended September 30, 2013, total revenues in Asia Pacific and rest of the world increased by 16%, or $566,000, as compared to the same period in fiscal 2013. Revenues from veterinary instruments increased by 16%, or $192,000, primarily due to an increase in the sales volume of VetScan hematology instruments to two distributors. Revenues from veterinary consumables increased by 14%, or $258,000, primarily due to an increase in the sales volume of veterinary reagent discs to two distributors.

Significant concentrations. During the six months ended September 30, 2013, one distributor in the United States, MWI, accounted for 22% of our total worldwide revenues. During the six months ended September 30, 2012, one distributor in the United States, Animal Health International, accounted for 13% of our total worldwide revenues.

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

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for the three months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended
	September 30,				Change
		Percent of		Percent of	Increase/	Percent
	2013	Revenues(1)	2012	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market(2)	$7,177	100%	$7,941	100%	$(764)	(10)%
Percentage of total revenues	16%		18%
Veterinary Market(2)	37,915	100%	35,186	100%	2,729	8%
Percentage of total revenues	83%		79%
Other(2)(3)	759		1,131		(372)	(33)%
Percentage of total revenues	1%		3%
Total revenues	45,851		44,258		1,593	4%
Cost of revenues:
Medical Market(2)	3,999	56%	3,658	46%	341	9%
Veterinary Market(2)	19,961	53%	17,442	50%	2,519	14%
Other(2)(3)	19		35		(16)	(46)%
Total cost of revenues	23,979		21,135		2,844	13%
Gross profit:
Medical Market(2)	3,178	44%	4,283	54%	(1,105)	(26)%
Veterinary Market(2)	17,954	47%	17,744	50%	210	1%
Other(2)(3)	740		1,096		(356)	(32)%
Gross profit	$21,872		$23,123		$(1,251)	(5)%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Includes certain prior period amounts by operating segment and unallocated items that were reclassified to conform to the current period presentation.
(3)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended September 30, 2013, total revenues in the medical market decreased by 10%, or $764,000, as compared to the same period in fiscal 2013. Total revenues from Piccolo chemistry analyzers decreased by 27%, or $704,000, during the three months ended September 30, 2013, as compared to the same period in fiscal 2013, primarily attributable to (a) a decrease in average selling prices of Piccolo chemistry analyzers sold to our distributor, Abbott, and (b) higher sales of Piccolo chemistry analyzers in the second quarter of fiscal 2013 to an international medical supplies sourcing and support company in Europe to support a pharmaceutical clinical trial conducted by a biotechnology company. These decreases were partially offset by an increase in the sales volume of Piccolo chemistry analyzers to Abbott in North America.

Total revenues from medical reagent discs decreased by 3%, or $142,000, during the three months ended September 30, 2013, as compared to the same period in fiscal 2013, primarily attributable to a decrease in the average selling prices of medical reagent discs sold to Abbott, partially offset by an increase in the sales volume of medical reagent discs to Abbott in North America and various distributors in Europe.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment decreased by 26%, or $1.1 million, during the three months ended September 30, 2013, as compared to the same period in fiscal 2013. Gross profit percentages for the medical market segment during the three months ended September 30, 2013 and 2012 were 44% and 54%, respectively. In absolute dollars, the decrease in gross profit was primarily due to (a) higher unit sales of Piccolo chemistry analyzers in the second quarter of fiscal 2013 to an international medical supplies sourcing and support company in Europe to support a pharmaceutical clinical trial conducted by a biotechnology company and (b) lower average selling prices of Piccolo chemistry analyzers and medical reagent discs sold to Abbott. The decrease in gross profit percentage was primarily attributable to lower average selling prices of Piccolo chemistry analyzers and medical reagent discs.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended September 30, 2013, total revenues in the veterinary market increased by 8%, or $2.7 million, as compared to the same period in fiscal 2013. Total revenues from veterinary instruments increased by 29%, or $2.6 million, during the three months ended September 30, 2013, as compared to the same period in fiscal 2013, primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers, VetScan hematology instruments and VetScan i-STAT analyzers in North America to our distributor, MWI, (b) an increase in the sales volume of VetScan hematology instruments to various distributors in Asia Pacific and rest of the world, and (c) higher average selling prices of VetScan hematology instruments in North America. These increases were partially offset by a decrease in the sales volume of VetScan chemistry analyzers to a distributor in Europe and various distributors in Asia Pacific and rest of the world.

Total revenues from consumables in the veterinary market decreased by 2%, or $571,000, during the three months ended September 30, 2013, as compared to the same period in fiscal 2013, primarily attributable to a decrease in the sales volume of veterinary reagent discs in North America resulting primarily from our addition of MWI as a nationwide distributor in September 2012. These decreases were partially offset by an increase in the sales volume of veterinary reagent discs to a distributor in Europe and a distributor in Asia Pacific and rest of the world.

Total revenues from other products and services in the veterinary market increased by 38%, or $666,000, during the three months ended September 30, 2013, as compared to the same period in fiscal 2013, primarily attributable to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL in North America from sales to new customers and increased business with current customers, partially offset by an increase in deferred revenue related to extended maintenance contracts offered to customers from time to time as incentives in the form of free services in connection with the sale of our products.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 1%, or $210,000, during the three months ended September 30, 2013, as compared to the same period in fiscal 2013. Gross profit percentages for the veterinary market segment during the three months ended September 30, 2013 and 2012 were 47% and 50%, respectively. In absolute dollars, the increase in gross profit was due to (a) higher unit sales of VetScan hematology instruments, (b) higher average selling prices of VetScan hematology instruments, and (c) higher service revenues provided by AVRL, partially offset by (d) lower unit sales of veterinary reagent discs. The decrease in gross profit percentage was primarily attributable to product mix changes which included lower unit sales of veterinary reagent discs and higher relative sales of VetScan i‑STAT products, which have a lower margin contribution.

Other

Gross profit in our other category decreased by 32%, or $356,000, during the three months ended September 30, 2013, as compared to the same period in fiscal 2013, primarily attributable to a decrease in revenues from Becton, Dickinson and Company for products using the Orbos Discrete Lyophilization Process.

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for the six months ended September 30, 2013 and 2012 (in thousands, except percentages):

	Six Months Ended
	September 30,				Change
		Percent of		Percent of	Increase/	Percent
	2013	Revenues(1)	2012	Revenues(1)	(Decrease)	Change
Revenues:
Medical Market(2)	$13,215	100%	$16,390	100%	$(3,175)	(19)%
Percentage of total revenues	15%		19%
Veterinary Market(2)	74,286	100%	67,777	100%	6,509	10%
Percentage of total revenues	83%		79%
Other(2)(3)	1,519		2,105		(586)	(28)%
Percentage of total revenues	2%		2%
Total revenues	89,020		86,272		2,748	3%
Cost of revenues:
Medical Market(2)	7,293	55%	7,401	45%	(108)	(1)%
Veterinary Market(2)	38,909	52%	32,822	48%	6,087	19%
Other(2)(3)	54		77		(23)	(30)%
Total cost of revenues	46,256		40,300		5,956	15%
Gross profit:
Medical Market(2)	5,922	45%	8,989	55%	(3,067)	(34)%
Veterinary Market(2)	35,377	48%	34,955	52%	422	1%
Other(2)(3)	1,465		2,028		(563)	(28)%
Gross profit	$42,764		$45,972		$(3,208)	(7)%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Includes certain prior period amounts by operating segment and unallocated items that were reclassified to conform to the current period presentation.
(3)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the six months ended September 30, 2013, total revenues in the medical market decreased by 19%, or $3.2 million, as compared to the same period in fiscal 2013. Total revenues from Piccolo chemistry analyzers decreased by 49%, or $2.8 million, during the six months ended September 30, 2013, as compared to the same period in fiscal 2013, primarily attributable to (a) a decrease in average selling prices of Piccolo chemistry analyzers sold to Abbott and (b) higher sales of Piccolo chemistry analyzers in the six months period ended September 30, 2012 to an international medical supplies sourcing and support company in Europe to support a pharmaceutical clinical trial conducted by a biotechnology company.

Total revenues from medical reagent discs decreased by 5%, or $477,000, during the six months ended September 30, 2013, as compared to the same period in fiscal 2013, primarily attributable to a decrease in the average selling prices of medical reagent discs sold to Abbott, partially offset by an increase in the sales volume of medical reagent discs to various distributors in Europe.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment decreased by 34%, or $3.1 million, during the six months ended September 30, 2013, as compared to the same period in fiscal 2013. Gross profit percentages for the medical market segment during the six months ended September 30, 2013 and 2012 were 45% and 55%, respectively. In absolute dollars, the decrease in gross profit was primarily due to (a) higher unit sales of Piccolo chemistry analyzers in the six month period ended September 30, 2012 to an international medical supplies sourcing and support company in Europe to support a pharmaceutical clinical trial conducted by a biotechnology company and (b) lower average selling prices of Piccolo chemistry analyzers and medical reagent discs sold to Abbott. The decrease in gross profit percentage was primarily attributable to lower average selling prices of Piccolo chemistry analyzers and medical reagent discs.

Veterinary Market

Revenues for Veterinary Market Segment

During the six months ended September 30, 2013, total revenues in the veterinary market increased by 10%, or $6.5 million, as compared to the same period in fiscal 2013. Total revenues from veterinary instruments increased by 23%, or $3.6 million, during the six months ended September 30, 2013, as compared to the same period in fiscal 2013, primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers, VetScan hematology instruments and VetScan i-STAT analyzers in North America to MWI, (b) an increase in the sales volume of VetScan hematology instruments to two distributors in Asia Pacific and rest of the world, and (c) higher average selling prices of VetScan hematology instruments in North America. These increases were partially offset by a decrease in the sales volume of VetScan chemistry analyzers to a distributor in Europe.

Total revenues from consumables in the veterinary market increased by 2%, or $881,000, during the six months ended September 30, 2013, as compared to the same period in fiscal 2013, primarily attributable to (a) an increase in the sales volume of veterinary reagent discs to a distributor in Europe and two distributors in Asia Pacific and rest of the world and (b) an increase in the sales volume of VetScan rapid tests to MWI. These increases were partially offset by a decrease in the sales volume of veterinary reagent discs in North America resulting primarily from our addition of MWI as a nationwide distributor in September 2012.

Total revenues from other products and services in the veterinary market increased by 67%, or $2.1 million, during the six months ended September 30, 2013, as compared to the same period in fiscal 2013, primarily attributable to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL in North America from sales to new customers and increased business with current customers, partially offset by an increase in deferred revenue related to extended maintenance contracts offered to customers from time to time as incentives in the form of free services in connection with the sale of our products.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 1%, or $422,000, during the six months ended September 30, 2013, as compared to the same period in fiscal 2013. Gross profit percentages for the veterinary market segment during the six months ended September 30, 2013 and 2012 were 48% and 52%, respectively. In absolute dollars, the increase in gross profit was due to (a) higher unit sales of VetScan hematology instruments, (b) higher average selling prices of VetScan hematology instruments, and (c) higher service revenues provided by AVRL. These increases in gross profit were partially offset by (a) lower unit sales of veterinary reagent discs and (b) higher manufacturing costs of VetScan chemistry analyzers and veterinary reagent discs. The decrease in gross profit percentage was primarily attributable to product mix changes which included lower unit sales of veterinary reagent discs and higher relative sales of our VetScan i‑STAT products, which have a lower margin contribution.

Other

Gross profit in our other category decreased by 28%, or $563,000, during the six months ended September 30, 2013, as compared to the same period in fiscal 2013, primarily attributable to a decrease in revenues from Becton, Dickinson and Company for products using the Orbos Discrete Lyophilization Process.

Three and Six Months Ended September 30, 2013 Compared to Three and Six Months Ended September 30, 2012

Cost of Revenues

The following sets forth our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Cost of revenues	$23,979	$21,135	$2,844	13%	$46,256	$40,300	$5,956	15%
Percentage of total revenues	52%	48%			52%	47%

Cost of revenues includes the cost of materials, direct labor costs, costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support. Additionally, cost of revenues includes cost of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL.

The increase in cost of revenues, in absolute dollars and as a percentage of total revenues, during the three months ended September 30, 2013, as compared to the same period in fiscal 2013, was primarily due to (a) higher unit sales of VetScan hematology instruments and VetScan i-STAT analyzers, and (b) higher cost of services associated with the growth in service revenues provided by AVRL.

The increase in cost of revenues, in absolute dollars and as a percentage of total revenues, during the six months ended September 30, 2013, as compared to the same period in fiscal 2013, was primarily due to (a) higher manufacturing costs of chemistry analyzers and veterinary reagent discs, (b) higher unit sales of VetScan hematology instruments, VetScan i-STAT analyzers and VetScan rapid tests, and (c) higher cost of services associated with the growth in service revenues provided by AVRL. These increases in cost of revenues were partially offset by lower unit sales of Piccolo chemistry analyzers.

Gross Profit

The following sets forth our gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Gross profit	$21,872	$23,123	$(1,251)	(5)%	$42,764	$45,972	$(3,208)	(7)%
Gross profit percentage	48%	52%			48%	53%

Gross profit during the three months ended September 30, 2013 decreased by 5%, or $1.3 million, as compared to the same period in fiscal 2013, primarily attributable to the following: (a) higher unit sales of Piccolo chemistry analyzers in the second quarter of fiscal 2013 to an international medical supplies sourcing and support company in Europe to support a pharmaceutical clinical trial conducted by a biotechnology company, (b) lower average selling prices of Piccolo chemistry analyzers and medical reagent discs sold to Abbott, and (c) lower unit sales of veterinary reagent discs. These decreases in gross profit were partially offset by (a) higher unit sales of VetScan hematology instruments, (b) higher average selling prices of VetScan hematology instruments, and (c) higher service revenues provided by AVRL. The decrease in gross profit percentage was primarily attributable to (a) lower average selling prices of Piccolo chemistry analyzers and medical reagent discs and (b) product mix changes in our veterinary market, which included lower unit sales of veterinary reagent discs and higher relative sales of VetScan i‑STAT products, which have a lower margin contribution.

Gross profit during the six months ended September 30, 2013 decreased by 7%, or $3.2 million, as compared to the same period in fiscal 2013, primarily attributable to the following: (a) higher unit sales of Piccolo chemistry analyzers in the six months period ended September 30, 2012 to an international medical supplies sourcing and support company in Europe to support a pharmaceutical clinical trial conducted by a biotechnology company, (b) lower average selling prices of Piccolo chemistry analyzers and medical reagent discs sold to Abbott, (c) lower unit sales of veterinary reagent discs, and (d) higher manufacturing costs of VetScan chemistry analyzers and veterinary reagent discs. These decreases in gross profit were partially offset by (a) higher unit sales of VetScan hematology instruments, (b) higher average selling prices of VetScan hematology instruments, and (c) higher service revenues provided by AVRL. The decrease in gross profit percentage was primarily attributable to (a) lower average selling prices of Piccolo chemistry analyzers and medical reagent discs and (b) product mix changes in our veterinary market, which included lower unit sales of veterinary reagent discs and higher relative sales of VetScan i‑STAT products, which have a lower margin contribution.

Research and Development

The following sets forth our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Research and development expenses	$3,418	$3,581	$(163)	(5)%	$6,591	$6,546	$45	1%
Percentage of total revenues	7%	8%			7%	8%

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

Research and development expenses decreased by 5%, or $163,000, during the three months ended September 30, 2013 as compared to the same period in fiscal 2013, and was flat during the six months ended September 30, 2013 as compared to the same period in fiscal 2013. Research and development expenses related primarily to new product development and enhancement of existing products in both the medical and veterinary markets. Share-based compensation expense included in research and development expenses during the three months ended September 30, 2013 and 2012 was $215,000 and $254,000, respectively, and during the six months ended September 30, 2013 and 2012 was $582,000 and $554,000, respectively.

We anticipate research and development expenses for fiscal 2014 to remain consistent as a percentage of total revenues, as we develop new products for both the medical and veterinary markets. There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful or cost effective.

Sales and Marketing

The following sets forth our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
Sales and marketing expenses	$9,902	$11,505	$(1,603)	(14)%	$19,930	$23,274	$(3,344)	(14)%
Percentage of total revenues	22%	26%			22%	27%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, services related to customer and technical support and costs associated with advertising and marketing of AVRL.

Sales and marketing expenses decreased during the three and six months ended September 30, 2013, as compared to the same period in fiscal 2013, primarily as a result of the restructuring of our sales and marketing organization within the medical market segment as a result of our distribution partnership with Abbott, which we entered into in October 2012. The restructuring resulted in a decrease in personnel costs due to a sales force reduction and a decrease in sales and marketing spending in the United States medical market segment. Share-based compensation expense included in sales and marketing expenses during the three months ended September 30, 2013 and 2012 was $595,000 and $584,000, respectively, and during the six months ended September 30, 2013 and 2012 was $1.3 million and $1.3 million, respectively.

General and Administrative

The following sets forth our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended				Six Months Ended
	September 30,		Change		September 30,		Change
			Increase/	Percent			Increase/	Percent
	2013	2012	(Decrease)	Change	2013	2012	(Decrease)	Change
General and administrative expenses	$2,853	$4,621	$(1,768)	(38)%	$5,908	$7,943	$(2,035)	(26)%
Percentage of total revenues	6%	10%			7%	9%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

General and administrative expenses decreased during the three and six months ended September 30, 2013, as compared to the same period in fiscal 2013, primarily attributable to a decrease in legal expenses due to the settlement of our Cepheid patent infringement case in the second quarter of fiscal 2013. Share-based compensation expense included in general and administrative expenses during the three months ended September 30, 2013 and 2012 was $745,000 and $649,000, respectively, and during the six months ended September 30, 2013 and 2012 was $1.7 million and $1.2 million, respectively.

Gain from Legal Settlement

On September 24, 2012 we resolved our patent infringement litigation with Cepheid. As part of the settlement, the parties agreed to terminate all pending and future claims connected with the litigation in exchange for a one-time payment by Cepheid of $17.3 million, which we recognized as an offset to operating expenses during the second quarter of fiscal 2013.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net, for the periods indicated (in thousands):

	Three Months Ended			Six Months Ended
	September 30,		Change	September 30,		Change
			Increase/			Increase/
	2013	2012	(Decrease)	2013	2012	(Decrease)
Interest and other income (expense), net	$507	$255	$252	$911	$25	$886

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of an unconsolidated affiliate.

Interest and other income (expense), net increased during the three and six months ended September 30, 2013, as compared to the same period in fiscal 2013, primarily attributable to net favorable foreign currency exchange rates.

Income Tax Provision

The following sets forth our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Income tax provision	$2,210	$8,012	$4,021	$9,711
Effective tax rate	36%	38%	36%	38%

During the three months ended September 30, 2013 and 2012, our income tax provision was $2.2 million, based on an effective tax rate of 36%, and $8.0 million, based on an effective tax rate of 38%, respectively. During the six months ended September 30, 2013 and 2012, our income tax provision was $4.0 million, based on an effective tax rate of 36%, and $9.7 million, based on an effective tax rate of 38%, respectively. The effective tax rates during the three and six months ended September 30, 2013, as compared to the three and six months ended September 30, 2012, decreased primarily due to (a) a discrete tax expense of approximately $6.7 million due to a gain from our legal settlement with Cepheid during the second quarter of fiscal 2013 and (b) reinstatement of federal research tax credits on January 2, 2013, partially offset by (c) an increase in non-deductible share-based compensation expense.

We did not have any unrecognized tax benefits as of September 30, 2013 and March 31, 2013. During the three and six months ended September 30, 2013 and 2012, we did not recognize any interest or penalties related to unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at September 30, 2013 and March 31, 2013 (in thousands, except percentages):

	September 30,	March 31,
	2013	2013
Cash and cash equivalents	$71,446	$54,910
Short-term investments	14,447	23,354
Long-term investments	17,969	17,000
Total cash, cash equivalents and investments	$103,862	$95,264
Percentage of total assets	50%	47%

At September 30, 2013, we had net working capital of $141.7 million compared to $132.9 million at March 31, 2013.

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities for the six months ended September 30, 2013 and 2012 were as follows (in thousands):

	Six Months Ended
	September 30,
	2013	2012
Net cash provided by operating activities	$14,176	$13,375
Net cash provided by (used in) investing activities	4,850	(4,706)
Net cash used in financing activities	(2,836)	(89)
Effect of exchange rate changes on cash and cash equivalents	346	(314)
Net increase in cash and cash equivalents	$16,536	$8,266

Cash and cash equivalents at September 30, 2013 were $71.4 million compared to $54.9 million at March 31, 2013. The increase in cash and cash equivalents during the six months ended September 30, 2013 was primarily due to net cash provided by operating activities of $14.2 million and proceeds from maturities and redemptions of investments of $15.6 million. The increase was partially offset by purchases of investments of $8.0 million and payments made for tax withholdings related to net share settlements of restricted stock units of $4.6 million during the six months ended September 30, 2013.

Cash Flows from Operating Activities

During the six months ended September 30, 2013, we generated $14.2 million in cash from operating activities, compared to $13.4 million during the six months ended September 30, 2012. The cash provided by operating activities during the six months ended September 30, 2013 was primarily the result of net income of $7.2 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $3.6 million and share-based compensation expense of $4.1 million, partially offset by a decrease of $1.7 million related to excess tax benefits from share-based awards.

Other changes in operating activities during the six months ended September 30, 2013 were as follows:

•	Receivables, net decreased by $4.9 million, from $40.0 million at March 31, 2013 to $35.1 million as of September 30, 2013, primarily due to higher sales in the last month of the quarter ended March 31, 2013.

•	Inventories increased by $582,000, from $26.8 million at March 31, 2013 to $27.4 million as of September 30, 2013, primarily due to lower sales during the six month period ended September 30, 2013.

•	Prepaid expenses and other current assets increased by $2.5 million, from $3.3 million at March 31, 2013 to $5.8 million as of September 30, 2013, primarily due to (a) an increase in prepayments to Diatron MI PLC due to the timing of purchases of hematology instruments and reagents and (b) an increase in prepaid taxes due to the timing of estimated income tax payments.

•	Accounts payable decreased by $1.1 million, from $8.1 million at March 31, 2013 to $7.0 million as of September 30, 2013, primarily due to the timing and payment of services and inventory purchases.

•	Accrued payroll and related expenses decreased by $754,000, from $6.3 million at March 31, 2013 to $5.5 million as of September 30, 2013, primarily due to a reduction in accrued bonus at September 30, 2013 because qualifiers for bonus payments were not met in the second quarter of fiscal 2014.

•	As of September 30, 2013 and March 31, 2013, the current portion of deferred revenue was $1.2 million and $1.4 million, respectively, and the non-current portion of deferred revenue was $4.4 million and $3.8 million, respectively. Net current and non-current deferred revenue increased by $535,000. The changes in deferred revenue balances were due to an increase in extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments during the six months ended September 30, 2013, partially offset by deferred revenue recognized ratably over the life of the maintenance contracts.

•	As of September 30, 2013 and March 31, 2013, the current portion of warranty reserve was $872,000 and $995,000, respectively, and the non-current portion of warranty reserve was $741,000 and $389,000, respectively. Net current and non-current warranty reserve increased by $229,000. Our warranty reserve is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

We anticipate that we will incur incremental additional costs to support our future operations, including further additional pre-clinical testing and clinical trials for our current and future products; research and design costs related to the continuing development of our current and future products; acquisition of capital equipment for our manufacturing facility and costs to operate AVRL.

Cash Flows from Investing Activities

Net cash provided by investing activities during the six months ended September 30, 2013 totaled $4.9 million, compared to net cash used in investing activities of $4.7 million during the six months ended September 30, 2012. Changes in investing activities were as follows:

•	Cash provided by proceeds from maturities and redemptions of investments in certificates of deposit, corporate bonds and municipal bonds totaled $15.6 million during the six months ended September 30, 2013. Cash used to purchase investments in certificates of deposit and corporate bonds totaled $8.0 million during the six months ended September 30, 2013.

•	Our capital expenditures totaled $2.8 million during the six months ended September 30, 2013, primarily to increase our manufacturing capacity and support our AVRL operations and growth in our veterinary business in North America. We expect to continue to make significant capital expenditures as necessary in the normal course of our business.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended September 30, 2013 totaled $2.8 million, compared to net cash used in financing activities of $89,000 during the six months ended September 30, 2012. The changes during the six months ended September 30, 2013 were primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $4.6 million, partially offset by excess tax benefits from share-based awards of $1.7 million. During the six months ended September 30, 2013, we did not purchase any shares pursuant to our share repurchase program described below.

Share Repurchase Program

Between August 2011 and January 2012, the Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock. In July 2013, the Board of Directors approved a $12.3 million increase to its existing share repurchase program to a total of $67.3 million. As of September 30, 2013, $40.0 million was available to purchase common stock. Since the share repurchase program began, through September 30, 2013, we have repurchased 1.2 million shares of our common stock at a total cost of $27.3 million. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired. During the three and six months ended September 30, 2013, we did not repurchase any of our common stock.

Financial Condition

We believe that our cash and cash equivalents, investments and expected cash flows from operations will be sufficient to fund our operations, capital requirements and share repurchase program for at least the next twelve months. Our future capital requirements will largely depend upon the increased customer demand and market acceptance of our point-of-care blood analyzer products and of our Abaxis Veterinary Reference Laboratories. However, our sales for any future periods are not predictable with a significant degree of certainty. Regardless, we may seek to raise additional funds to pursue strategic opportunities.

Contractual Obligations

Purchase Commitments. We have purchase commitments, comprising of supply and inventory related agreements, totaling approximately $14.6 million as of September 30, 2013. These purchase order commitments include our purchase obligations with SMB of Denmark to purchase VSpro specialty analyzers and related cartridges and Diatron MI PLC of Hungary to purchase Diatron hematology instruments.

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of September 30, 2013, our short-term and long-term notes payable balances were $100,000 and $632,000, respectively, and we recorded the short-term balance in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of September 30, 2013.

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

Patent Licensing Agreement. Effective January 2009, we entered into a license agreement with Alere. Under our license agreement, we licensed co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace. The license agreement provides that Alere may not grant any future rights to any third parties under its current lateral flow patent rights in the animal health diagnostics field in the professional marketplace. The license agreement enables us to develop and market products under rights from Alere to address animal health and laboratory animal research markets.

In exchange for the license rights, we (i) paid an up-front license fee of $5.0 million to Alere in January 2009, (ii) agreed to pay royalties during the term of the agreement, based solely on sales of products in a jurisdiction country covered by valid and unexpired claims in that jurisdiction under the licensed Alere patent rights, and (iii) agreed to pay a yearly minimum license fee of between $500,000 to $1.0 million per year, which fee will be creditable against any royalties due during such calendar year. The royalties, if any, are payable through the date of the expiration of the last valid patent licensed under the agreement that includes at least one claim in a jurisdiction covering products we sell in that jurisdiction. The yearly minimum fees are payable for so long as we desire to maintain exclusivity under the agreement.

Contingencies

On June 28, 2010, we filed a patent infringement lawsuit against Cepheid. On September 24, 2012, the parties agreed to terminate all pending and future claims connected with the litigation in exchange for a one-time payment by Cepheid of $17.3 million, which we recognized as an offset to operating expenses during the second quarter of fiscal 2013.

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of our directors in the United States District Court for the Northern District of California alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units. The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees. In addition, the plaintiff sought, and on October 23, 2012 the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made. The Company filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan. The defendants have filed motions to dismiss the claims. On October 1, 2013, before the court ruled on the motions to dismiss, the parties notified the court that they had reached a settlement of the lawsuit. The parties are in the process of formalizing the settlement agreement. Among other things, the proposed settlement terms provide for the claims against the defendants to be dismissed with prejudice and for the release of certain known or unknown claims that have been or could have been brought later in the court arising out of the same allegations. Abaxis has agreed that if the proposed settlement terms are approved by the court, it will adopt certain corporate governance measures, such measures to be in effect for at least five years. If the parties are not able to agree on the amount of an attorney’s fee award to be paid to the plaintiff’s counsel, subject to approval by the court, Abaxis anticipates that plaintiff will petition the court for an attorney’s fee award. The settlement is not contingent on the payment of any attorney’s fee award. We believe that any attorney’s fees that would be awarded to plaintiff’s counsel would not have a material adverse effect on Abaxis, our consolidated financial position and results of operations.

We are involved from time to time in various litigation matters in the normal course of business. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933. In addition, we identified no variable interests in any variable interest entities.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments. Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. At September 30, 2013, our short-term and long-term investments totaled $14.4 million and $18.0 million, respectively, consisting of investments in certificates of deposit, corporate bonds and municipal bonds.

As of September 30, 2013, we had $25.3 million in investments classified as held-to-maturity and carried at amortized cost. We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at September 30, 2013 until maturity and therefore, we believe we have no material exposure to interest rate risk. As of September 30, 2013, our investments classified as available-for-sale totaled $7.1 million, which we recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of any tax effects, in shareholders’ equity. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at September 30, 2013 indicated that such market movement would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during fiscal 2013 or during the three and six months ended September 30, 2013.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments. In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Accounting Standards Codification 815, “Derivatives and Hedging.”

Investment in a Privately Held Company

In February 2011, we purchased a 15% equity ownership interest in SMB, a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash. SMB, based in Farum, Denmark, has been the original equipment manufacturer of our VetScan VSpro point-of-care specialty analyzer since 2008. The investment is recorded in “Investment in Unconsolidated Affiliate” in our consolidated balance sheets and we use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. As of September 30, 2013, the total carrying amount of our investment in SMB was $2.6 million. The investment is inherently risky and we could lose our entire investment in this company. To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

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

Other than the foregoing, there have been no material changes in our market risk during the three months ended September 30, 2013 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated that the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of September 30, 2013. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of our directors in the United States District Court for the Northern District of California alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units. The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees. In addition, the plaintiff sought, and on October 23, 2012 the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made. The Company filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan. The defendants have filed motions to dismiss the claims. On October 1, 2013, before the court ruled on the motions to dismiss, the parties notified the court that they had reached a settlement of the lawsuit. The parties are in the process of formalizing the settlement agreement. Among other things, the proposed settlement terms provide for the claims against the defendants to be dismissed with prejudice and for the release of certain known or unknown claims that have been or could have been brought later in the court arising out of the same allegations. Abaxis has agreed that if the proposed settlement terms are approved by the court, it will adopt certain corporate governance measures, such measures to be in effect for at least five years. If the parties are not able to agree on the amount of an attorney’s fee award to be paid to the plaintiff’s counsel, subject to approval by the court, Abaxis anticipates that plaintiff will petition the court for an attorney’s fee award. The settlement is not contingent on the payment of any attorney's fee award. We believe that any attorney’s fees that would be awarded to plaintiff’s counsel would not have a material adverse effect on Abaxis, our consolidated financial position and results of operations.

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

Additionally, we rely on several information systems to keep financial records, process customer orders, manage inventory, process shipments to customers and operate other critical functions. Information technology system failures, network disruptions and breaches of data security could disrupt our operations. If we were to experience a system disruption in the information technology systems that enable us to interact with customers and suppliers, it could result in the loss of sales and customers, delays or cancellation of orders, impeding the manufacture or shipment of products, processing transactions and reporting financial results and significant incremental costs. While management has taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure or data security breach, will not have a material adverse effect on our business, financial condition, operating results. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

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

The sales cycle for our products can fluctuate, which may cause revenue and operating results to vary significantly from period to period. We believe this fluctuation is primarily due (i) to seasonal patterns in the decision making processes by our independent distributors and direct customers, (ii) to inventory or timing considerations by our distributors and (iii) on the purchasing requirements of the U.S. government to acquire our products. Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful. In the future, our periodic operating results may vary significantly depending on, but not limited to, a number of factors, including:

•	new product or service announcements made by us or our competitors;

•	changes in our pricing structures or the pricing structures of our competitors;

•	the sales performance of our independent distributors;

•	excess inventory levels and inventory imbalances at our independent distributors;

•	our ability to develop, introduce and market new products or services on a timely basis, or at all;

•	our manufacturing capacities and our ability to increase the scale of these capacities;

•	the mix of sales among our instruments, consumable products and services;

•	the amount we spend on research and development; and

•	changes in our strategies.

In the United States, we rely on Abbott as our exclusive distributor in the medical market to sell our products. Our dependency on Abbott means that any failure to successfully develop products and maintain this relationship could adversely affect our business.

Abbott has the exclusive right to sell and distribute our Piccolo Xpress chemistry analyzer and associated consumables in the United States professionally-attended human healthcare market, excluding sales and distribution to Catapult Health LLC and specified customer segments, which includes pharmacy and retail store clinics, shopping malls and contract research organizations (CROs) and cruise ship lines. As a result of the Abbott Agreement, we no longer have control over the marketing and sale of our primary medical products into most of the U.S. medical market and are dependent upon the efforts and priorities of Abbott in promoting and creating a demand for such products in such market. Should these efforts be unsuccessful, our business, financial condition and results of operations are likely to be adversely affected. Specifically, we do not have any control over pricing, inventory levels, distribution efforts and other factors that may impact the level of sales achieved, timing of revenue recognized and accruals for returns and other adjustments that may impact our reported sales. Moreover, we are dependent upon Abbott’s forecasts and sales efforts and maintenance of pre-existing sub-distributor agreements that were assigned to Abbott. The transition of this U.S. medical business has had an adverse effect on our revenues with respect to our products now sold by Abbott. For example, during the six months ended September 30, 2013, total worldwide revenues from Piccolo chemistry analyzers decreased by 49%, or $2.8 million, as compared to the same period in fiscal 2013, and during the six months ended September 30, 2013, total worldwide revenues from medical reagent discs decreased by 5%, or $477,000, as compared to the same period in fiscal 2013. These decreases in Piccolo products were primarily attributable to a decrease in the sales volume of Piccolo chemistry analyzers, resulting from slower sales in the first quarter of fiscal 2014 as Abbott transitions into selling our Piccolo chemistry analyzers

In addition, as a result of the Abbott Agreement, we have substantially reduced the size of our United States medical sales force. The initial term of the Abbott Agreement ends on December 31, 2017, and after the initial term, the agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date. In the event the agreement is terminated, we would be required to invest and re-establish presence and sales capabilities in markets that were served by Abbott and/or identify one or more suitable replacement distribution partner(s), which would require significant time and effort. We could not be assured of replacing the capabilities of Abbott in those markets. New sales personnel and distribution partners take time to train and gain full productivity with customers, and if we are unable to accomplish this successfully, our business, financial condition and results of operations could be adversely affected. Should we fail to effectively develop our sales, marketing and distribution efforts and navigate regulatory challenges, our growth will be limited and our results of operations will be adversely affected.

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

We depend on a number of distributors in North America who distribute our VetScan products. In the United States veterinary market segment, we rely on MWI Veterinary Supply, Inc., a national distributor, and on various independent regional distributors. We depend on our distributors to assist us in promoting our products in the veterinary market, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenues until our customers identify another distributor or purchase products directly from us.

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

A failure to manage the inventory levels of our distributors effectively may adversely affect our gross margins and results of operations.

We must manage the inventory of our products held by our distributors effectively. Any excess or shortage of inventory held by our distributors could affect our results of operations. Our distributors may increase orders during periods of product shortages and cancel or delay orders if their inventory is too high. They also may adjust their orders in response to the supply of our products, the products of our competitors that are available to them, and in response to seasonal fluctuations in customer demand. Revenues from sales to our distributors generally are recognized based upon shipment of our products to the distributors, net of estimated sales allowances, discounts and rebates. Inventory management remains an area of focus as we balance inventory levels of our instruments and consumables, especially in our United States veterinary market distribution channel, consisting of both national and regional distributors. We must also balance the need to maintain sufficient inventory levels in the distribution channel against the risk of inventory obsolescence because of the shelf life of our consumable products and customer demand. If we ultimately determine that we have excess inventory at our distributors or inventory imbalances in the distribution channel, we may have to reduce our selling prices, which could result in lower gross margins.

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

In the human medical market, we believe that our blood chemistry analyzers offer customers many advantages, including substantial improvements in practice efficiencies. However, the implementation of point-of-care diagnostics in physicians’ offices involves changes to current standard practices, such as using large clinical laboratories, and adopting our technology requires a shift in both the procedures and mindset of care providers. The human medical market in particular is highly regulated, structured, difficult to penetrate and often slow to adopt new product offerings. If we or our distribution partner, Abbott, are unable to convince large numbers of medical clinics, hospitals and other point-of-care environments of the benefits of our Piccolo blood chemistry analyzers and our other products, we could fail to achieve anticipated revenue.

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

Our ability to continue to be profitable and to increase profitability will depend, in part, on our ability to increase our sales volumes of our Piccolo and VetScan products. Increasing the sales volume of our products will depend upon, among other things:

•	the sales performance of our independent distributors;

•	our ability to improve our existing products and develop new and innovative products;

•	our ability to increase our sales and marketing activities;

•	our ability to effectively manage our manufacturing activities; and

•	our ability to effectively compete against current and future competitors.

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

The human diagnostic market is fragmented, heavily regulated and constantly changing. Our limited sales, marketing and distribution capabilities are continually challenged to translate these changes into compelling value propositions for our prospective customers. Accordingly, we cannot assure you that:

•	we will be able to maintain consistent growth through our independent distributors;

•	the costs associated with sales, marketing and distributing our products will not be excessive; or

•	government regulations or private insurer policies will not adversely affect our ability to be successful.

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

As of September 30, 2013, 61 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 35 patents have been issued and 13 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

We rely on collaborative relationships with other companies for revenues resulting from royalties payable by these third parties in connection with technologies that they license from us. If third parties fail to perform under license agreement or generate royalties to the level of our expectations, our operating results may be harmed. In addition, reliance on collaborative relationships poses a number of risks, including the following risks:

•	we may not be able to control the amount and timing of resources that our collaborators may devote to products from which we derive royalties;

•	disputes may arise with respect to the ownership of rights to technology developed with our partners, such as our past litigation with Cepheid;

•	disagreements with our partners could cause delays in, or termination of, the research, development or commercialization of products or result in litigation or arbitration;

•	contracts with our partners may fail to provide significant protection or may fail to be effectively enforced if one of these partners fails to perform;

•	should a partner fail to develop or commercialize products based on technologies we may license, we may not receive any future payments or any royalties for the technologies or products;

•	collaborative arrangements are often terminated or allowed to expire, such as our former license with Cepheid, which would adversely impact our royalty revenues; and

•	our corporate partners may be unable to pay us, particularly in light of current economic conditions.

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

As of September 30, 2013, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 27 reagent tests that we have on 16 reagent discs. We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures. Although the requirement is met by our determination in the first instance that we may receive 510(k) clearance, the FDA may review and disagree with our assessment or require us to meet significant postmarketing requirements. These new test products are crucial for our continued success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to timely market that product in the United States, if at all, and the inability to market a new product based on our projected forecasts could harm our future sales.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended September 30, 2013, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $39.18 to $51.41 per share and the closing sale price on September 30, 2013, was $42.115 per share. During the last eight fiscal quarters ended September 30, 2013, our stock price closed at a high of $51.41 per share on July 11, 2013 and a low of $22.15 per share on October 3, 2011. Many factors may affect the market price of our common stock, including:

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
3.1
Restated Articles of Incorporation (Filed with the Securities and Exchange Commission as an exhibit with our Annual Report on Form 10-K for the fiscal year ended March 31, 1993 (SEC File No. 000-19720) and incorporated herein by reference.)

3.2
Certificate of Amendment of Amended and Restated Articles of Incorporation (Filed with the Securities and Exchange Commission as an exhibit with our Quarterly Report on Form 10-Q for the quarterly period ended December 31, 1996 (SEC File No. 000-19720) and incorporated herein by reference.)

3.3	By-laws (Filed with the Securities and Exchange Commission in our Registration Statement No. 33-44326 on December 11, 1991 (SEC File No. 000-19720) and incorporated herein by reference.)
3.4
Amendment to the By-laws (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on July 30, 2007 (SEC File No. 000-19720) and incorporated herein by reference.)

4.1
Registration Rights Agreement, dated as of March 29, 2002 (Filed with the Securities and Exchange Commission as an exhibit with our Current Report on Form 8-K on May 13, 2002 (SEC File No. 000-19720) and incorporated herein by reference.)

4.2	Reference is made to Exhibit 3.1, Exhibit 3.2, Exhibit 3.3 and Exhibit 3.4.
10.1	Amendment to Exclusive Agreement between Abaxis, Inc. and Abbott Point of Care Inc., dated September 30, 2013.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	These exhibits are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Abaxis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.
(Registrant)

Date: November 12, 2013	BY:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 12, 2013	BY:	/s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)