Form 10-Q/A
period 2013-06-30
ABAXIS INC
filed 2013-11-14
CIK 881890

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

ABAXIS, INC.
EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q of Abaxis, Inc. for the quarter ended June 30, 2013, originally filed with the Securities and Exchange Commission on August 9, 2013 (the “Original Filing”). We are filing this Amendment solely to file corrected versions of the XBRL interactive data files that were filed as exhibits to the Original Filing. The exhibits to the Original Filing incorrectly stated that the Company had 21,120,000 shares of Common Stock outstanding as of March 31, 2013. The corrected XBRL interactive data files filed herewith correctly state that the Company had 22,120,000 shares of Common Stock outstanding as of such date. We are also filing with this Amendment new certifications by our principal executive officer and principal financial officer, as required by the rules of the Securities and Exchange Commission.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein that occurred at a date subsequent to the filing of the Original Filing other than as expressly indicated in this Amendment.

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
10.1#,+
Amendment, dated April 4, 2013, to the Master Agreement by and among the Kansas State University Institute for Commercialization (f/k/a the National Institute for Strategic Technology Acquisition and Commercialization), the Kansas State University Research Foundation, and Abaxis, Inc., dated January 26, 2011.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1##	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2##	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Previously filed with Original Filing.

##	These exhibits are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Abaxis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Amendment No. 1 to Quarterly Report on Form 10-Q/A and irrespective of any general incorporation language contained in any such filing.

+	Confidential treatment of certain portions of this agreement has been requested from the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.
(Registrant)

Date: November 14, 2013	BY:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 14, 2013	BY:	/s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)