Form 10-Q
period 2013-12-31
ABAXIS INC
filed 2014-02-10
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2013

or

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

Yes ☐                                        No ☒

As of February 5, 2014, there were 22,246,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q
For the Quarter Ended December 31, 2013

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	December 31,	March 31,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$84,269	$54,910
Short-term investments	17,561	23,354
Receivables (net of allowances of $203 at December 31, 2013 and $319 at March 31, 2013)	28,450	40,005
Inventories	29,372	26,786
Prepaid expenses and other current assets	4,211	3,319
Net deferred tax assets, current	5,145	4,589
Total current assets	169,008	152,963
Long-term investments	10,545	17,000
Investment in unconsolidated affiliate	2,679	2,613
Property and equipment, net	26,035	25,330
Intangible assets, net	1,998	3,122
Net deferred tax assets, non-current	535	643
Other assets	81	92
Total assets	$210,881	$201,763

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,611	$8,123
Accrued payroll and related expenses	5,941	6,261
Accrued taxes	535	440
Other accrued liabilities	2,438	2,838
Deferred revenue	1,319	1,362
Warranty reserve	1,101	995
Total current liabilities	17,945	20,019
Non-current liabilities:
Deferred rent	762	729
Deferred revenue	4,177	3,750
Warranty reserve	777	389
Notes payable, less current portion	606	682
Total non-current liabilities	6,322	5,550
Total liabilities	24,267	25,569
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,245,000 and 22,120,000 shares issued and outstanding at December 31, 2013 and at March 31, 2013, respectively	121,007	121,019
Retained earnings	65,580	55,133
Accumulated other comprehensive income	27	42
Total shareholders' equity	186,614	176,194
Total liabilities and shareholders' equity	$210,881	$201,763

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenues	$40,810	$49,802	$129,830	$136,074
Cost of revenues	21,477	23,726	67,733	64,026
Gross profit	19,333	26,076	62,097	72,048
Operating expenses:
Research and development	3,596	3,802	10,187	10,348
Sales and marketing	8,706	12,373	28,636	35,647
General and administrative	2,408	2,210	8,316	10,153
Gain from legal settlement	-	-	-	(17,250)
Total operating expenses	14,710	18,385	47,139	38,898
Income from operations	4,623	7,691	14,958	33,150
Interest and other income (expense), net	235	293	1,146	318
Income before income tax provision	4,858	7,984	16,104	33,468
Income tax provision	1,636	2,996	5,657	12,707
Net income	$3,222	$4,988	$10,447	$20,761
Net income per share:
Basic net income per share	$0.14	$0.23	$0.47	$0.95
Diluted net income per share	$0.14	$0.22	$0.46	$0.93
Cash dividends declared per share	$-	$1.00	$-	$1.00
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,271,000	21,968,000	22,269,000	21,902,000
Weighted average common shares outstanding - diluted	22,500,000	22,341,000	22,572,000	22,316,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net income	$3,222	$4,988	$10,447	$20,761
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	(10)	(2)	(24)	36
Provision (benefit) for income taxes related to items of other comprehensive income	(3)	(1)	(9)	15
Other comprehensive income (loss), net of tax	(7)	(1)	(15)	21
Comprehensive income	$3,215	$4,987	$10,432	$20,782

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	December 31,
	2013	2012
Cash flows from operating activities:
Net income	$10,447	$20,761
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,495	4,448
Investment premium amortization, net	424	638
Net (gain) loss on disposals of property and equipment	(5)	19
Net (gain) loss on foreign exchange translation	(481)	174
Share-based compensation expense	5,729	5,290
Excess tax benefits from share-based awards	(1,785)	(1,826)
Deferred income taxes	(585)	(253)
Equity in net (income) loss of unconsolidated affiliate	(66)	13
Changes in assets and liabilities:
Receivables, net	11,634	(5,368)
Inventories	(3,370)	(6,321)
Prepaid expenses and other current assets	967	(330)
Other assets	14	(13)
Accounts payable	(1,518)	5,156
Accrued payroll and related expenses	(339)	2,046
Accrued taxes	81	393
Other accrued liabilities	(400)	323
Deferred rent	33	71
Deferred revenue	384	1,297
Warranty reserve	494	(380)
Net cash provided by operating activities	27,153	26,138
Cash flows from investing activities:
Purchases of held-to-maturity investments	(8,036)	(18,337)
Proceeds from maturities and redemptions of held-to-maturity investments	18,813	18,261
Proceeds from maturities and redemptions of available-for-sale investments	1,023	249
Purchases of property and equipment	(4,317)	(4,334)
Proceeds from disposals of property and equipment	44	4
Net cash provided by (used in) investing activities	7,527	(4,157)
Cash flows from financing activities:
Proceeds from the exercise of stock options	113	1,593
Tax withholdings related to net share settlements of restricted stock units	(4,672)	(1,584)
Excess tax benefits from share-based awards	1,785	1,826
Repurchases of common stock	(2,981)	-
Dividends paid	-	(22,023)
Net cash used in financing activities	(5,755)	(20,188)
Effect of exchange rate changes on cash and cash equivalents	434	(209)
Net increase in cash and cash equivalents	29,359	1,584
Cash and cash equivalents at beginning of period	54,910	45,843
Cash and cash equivalents at end of period	$84,269	$47,427
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$4,620	$12,206
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$(15)	$21
Transfers of equipment between inventory and property and equipment, net	$798	$878
Net change in capitalized share-based compensation	$14	$29
Common stock withheld for employee taxes in connection with share-based compensation	$4,672	$1,584
Repayment of notes payable by credits from municipal agency	$76	$76

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

Basis of Presentation. We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three and nine month periods ended December 31, 2013 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2014 or for any interim or future period.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income: In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (Topic 220) - Comprehensive Income (“ASU 2013-02”), to amend existing rules to improve the reporting of reclassification out of accumulated other comprehensive income (“AOCI”). The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component. In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the statement where net income is presented or as a separate disclosure in the notes of the financial statements. We adopted ASU 2013-02 as of April 1, 2013. As this update only required additional disclosures, adoption of this amendment did not have a material impact on our financial position, results of operations and cash flows during the three and nine months ended December 31, 2013.

NOTE 3. INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity. The following table summarizes available-for-sale and held-to-maturity investments as of December 31, 2013 and March 31, 2013 (in thousands):

	Available-for-Sale Investments
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2013	Cost	Gain	(Loss)	Value
Certificates of deposit	$498	$1	$-	$499
Corporate bonds	6,016	45	-	6,061
Total available-for-sale investments	$6,514	$46	$-	$6,560

	Held-to-Maturity Investments
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
December 31, 2013	Cost	Gain	(Loss)	Value
Certificates of deposit	$3,735	$-	$(2)	$3,733
Corporate bonds	13,710	42	-	13,752
Municipal bonds	4,101	1	(38)	4,064
Total held-to-maturity investments	$21,546	$43	$(40)	$21,549

	Available-for-Sale Investments
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2013	Cost	Gain	(Loss)	Value
Certificates of deposit	$996	$5	$-	$1,001
Corporate bonds	6,029	65	-	6,094
Municipal bonds	529	-	-	529
Total available-for-sale investments	$7,554	$70	$-	$7,624

	Held-to-Maturity Investments
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
March 31, 2013	Cost	Gain	(Loss)	Value
Certificates of deposit	$3,341	$-	$-	$3,341
Corporate bonds	16,284	121	(3)	16,402
Municipal bonds	13,105	32	(10)	13,127
Total held-to-maturity investments	$32,730	$153	$(13)	$32,870

The amortized cost of our held-to-maturity investments approximates their fair value. As of December 31, 2013 and March 31, 2013, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale. As of December 31, 2013 and March 31, 2013, we had unrealized gains on available-for-sale investments, net of related income taxes of $27,000 and $42,000, respectively. During the three months ended December 31, 2013 and 2012, we did not have any redemptions of investments in accordance with callable provisions. During the nine months ended December 31, 2013 and 2012, redemptions of investments in accordance with callable provisions were $623,000 and $717,000, respectively.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of December 31, 2013 and March 31, 2013 (in thousands):

	December 31, 2013		December 31, 2013
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$6,514	$6,560	$11,001	$11,023
Due in 1 to 4 years	-	-	10,545	10,526
Total investments	$6,514	$6,560	$21,546	$21,549

	March 31, 2013		March 31, 2013
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,027	$1,029	$22,325	$22,387
Due in 1 to 4 years	6,527	6,595	10,405	10,483
Total investments	$7,554	$7,624	$32,730	$32,870

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of December 31, 2013 and March 31, 2013 (in thousands):

	As of December 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$24,466	$-	$-	$24,466
Available-for-sale investments:
Certificates of deposit	-	499	-	499
Corporate bonds	-	6,061	-	6,061
Total assets at fair value	$24,466	$6,560	$-	$31,026

	As of March 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$12,189	$-	$-	$12,189
Available-for-sale investments:
Certificates of deposit	-	1,001	-	1,001
Corporate bonds	-	6,094	-	6,094
Municipal bonds	-	529	-	529
Total assets at fair value	$12,189	$7,624	$-	$19,813

As of December 31, 2013 and March 31, 2013, our Level 1 financial assets consisted of money market mutual funds. Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security. As of December 31, 2013 and March 31, 2013, we did not have any Level 1 financial liabilities.

Our Level 2 financial assets primarily consist of certificates of deposit, corporate bonds and municipal bonds. We review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data. This approach results in the classification of these securities as Level 2 of the fair value hierarchy. As of December 31, 2013 and March 31, 2013, we did not have any Level 2 financial liabilities.

As of December 31, 2013 and March 31, 2013, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis. During the three and nine months ended December 31, 2013 and 2012, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

NOTE 5. INVENTORIES

Inventories include material, labor and overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories were as follows (in thousands):

	December 31,	March 31,
	2013	2013
Raw materials	$14,659	$12,621
Work-in-process	3,782	3,696
Finished goods	10,931	10,469
Inventories	$29,372	$26,786

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate consists of an investment in equity securities of Scandinavian Micro Biodevices APS (“SMB”). In February 2011, we purchased a 15% equity ownership interest in SMB for $2.8 million in cash. SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. Abaxis has had exclusive distribution rights for the analyzer and associated cartridges in North America since 2008. Since January 2011, Abaxis has had non-exclusive rights in other areas of the world. We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations. Our allocated portions of SMB’s net income (loss) during the three months ended December 31, 2013 and 2012 were $50,000 and $21,000, respectively, and during the nine months ended December 31, 2013 and 2012 were $66,000 and $(13,000), respectively.

NOTE 7. WARRANTY RESERVES

We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments and reagent discs.

Instruments. Our standard warranty obligation on instruments ranges from one to five years, depending on the type of product. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience. The estimated accrual for warranty exposure is based on historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. In October 2013, management changed the standard warranty obligations on certain instruments from three to five years. The increase in the standard warranty obligation did not result in a material impact on our cost of revenues or our accrued warranty costs during the three and nine months ended December 31, 2013.

Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. The balance of accrued warranty reserve related to replacement of defective reagent discs at December 31, 2013 and March 31, 2013 was $642,000 and $571,000, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three and nine months ended December 31, 2013 and 2012 is summarized as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Balance at beginning of period	$1,613	$1,480	$1,384	$1,846
Provision for warranty expense	650	337	1,649	998
Warranty costs incurred	(385)	(351)	(1,155)	(1,088)
Adjustment to pre-existing warranties	-	-	-	(290)
Balance at end of period	1,878	1,466	1,878	1,466
Non-current portion of warranty reserve	777	473	777	473
Current portion of warranty reserve	$1,101	$993	$1,101	$993

NOTE 8. BORROWINGS

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of December 31, 2013, our short-term and long-term notes payable balances were $100,000 and $606,000, respectively, and we recorded the short-term balance in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of December 31, 2013.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Purchase Commitments. We have purchase commitments, comprising of supply and inventory related agreements, totaling approximately $12.8 million as of December 31, 2013. These purchase order commitments include our purchase obligations with SMB of Denmark to purchase VSpro specialty analyzers and related cartridges and Diatron MI PLC of Hungary to purchase Diatron hematology instruments.

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

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of our directors in the United States District Court for the Northern District of California alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units. The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees. In addition, the plaintiff sought, and on October 23, 2012 the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made. The Company filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan. The defendants have filed motions to dismiss the claims. On October 1, 2013, before the court ruled on the motions to dismiss, the parties notified the court that they had reached a settlement of the lawsuit. On January 16, 2014, the parties entered into a Stipulation of Settlement, and the following day, the plaintiff filed a motion for preliminary approval of the settlement. The court has not yet scheduled a hearing on the plaintiff’s motion for preliminary approval. The parties have agreed, subject to court approval, that the claims against the defendants will be dismissed with prejudice and will be granted the release of certain known or unknown claims that have been or could have been brought later in the court arising out of the same allegations. Abaxis has agreed that if the proposed settlement terms are approved by the court, it will adopt certain corporate governance measures, such measures to be in effect for at least five years. The settlement is not contingent on the payment of any attorney’s fee award; however, the plaintiff has indicated that it will petition the court for an attorney’s fee award. We believe that any attorney’s fees that would be awarded to plaintiff’s counsel would not have a material adverse effect on Abaxis, our consolidated financial position or our results of operations.

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

NOTE 10. EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

Equity Compensation Plan

As of December 31, 2013, we have one equity incentive plan under which our equity securities are authorized for issuance to our employees, directors and consultants. Our share-based compensation plan is described below.

2005 Equity Incentive Plan. Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended our 1998 Stock Option Plan. The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. As of December 31, 2013, the Equity Incentive Plan provided for the issuance of a maximum of 6,786,000 shares, of which 1,016,000 shares of common stock were then available for future issuance. Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the Equity Incentive Plan.

Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Share-Based Compensation

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units during the three and nine months ended December 31, 2013 and 2012, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Cost of revenues	$267	$228	$819	$673
Research and development	277	300	859	854
Sales and marketing	433	613	1,734	1,885
General and administrative	650	638	2,317	1,878
Share-based compensation expense before income taxes	1,627	1,779	5,729	5,290
Income tax benefit	(555)	(641)	(1,956)	(1,898)
Total share-based compensation expense after income taxes	$1,072	$1,138	$3,773	$3,392
Net impact of share-based compensation on:
Basic net income per share	$0.05	$0.05	$0.17	$0.15
Diluted net income per share	$0.05	$0.05	$0.17	$0.15

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs at December 31, 2013 and March 31, 2013 were $165,000 and $151,000, respectively, which were included in inventories on our condensed consolidated balance sheets.

Cash Flow Impact

The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for the three months ended December 31, 2013 and 2012 were $56,000 and $681,000, respectively, and for the nine months ended December 31, 2013 and 2012 were $1.8 million and $1.8 million, respectively.

Stock Options

Prior to fiscal 2007, we granted stock option awards to employees and directors as part of our share-based compensation program. Option awards to consultants were insignificant. Options granted to employees and directors generally expire ten years from the grant date. Options granted to employees generally become exercisable over a period of four years based on cliff-vesting terms and continuous employment. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. We have not granted any stock options since the beginning of fiscal 2007. We have recognized compensation expense for stock options granted during the requisite service period of the stock option. As of December 31, 2013, we had no unrecognized compensation expense related to stock options granted.

Stock Option Activity

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2013 and the changes during the nine-month period then ended:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2013	72,000	$20.50
Granted	-	-
Exercised	(8,000)	13.82
Canceled or forfeited	-	-
Outstanding at December 31, 2013	64,000	$21.35	0.33	$1,200
Vested and expected to vest at December 31, 2013	64,000	$21.35	0.33	$1,200
Exercisable at December 31, 2013	64,000	$21.35	0.33	$1,200

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of December 31, 2013, of the shares that would have been received by the option holders had all option holders exercised their stock options as of that date. Total intrinsic value of stock options exercised during the three months ended December 31, 2013 and 2012 was $109,000 and $1.6 million, respectively, and during the nine months ended December 31, 2013 and 2012 was $200,000 and $2.7 million, respectively. Cash proceeds from stock options exercised during the three months ended December 31, 2013 and 2012 were $87,000 and $1.3 million, respectively, and during the nine months ended December 31, 2013 and 2012 were $113,000 and $1.6 million, respectively.

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

The fair value of restricted stock unit awards (time vesting) used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of December 31, 2013, the total unrecognized compensation expense related to restricted stock unit awards (time vesting) granted amounted to $19.1 million, which is expected to be recognized over a weighted average service period of 1.7 years.

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

In April 2012, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 84,000 shares of common stock to our executive officers that contained both time-based and performance-based vesting terms (the “FY2013 Performance RSUs”). The FY2013 Performance RSUs were subject to vesting in four equal annual increments based upon: (1) achievement of certain pre-established corporate annual performance-related goals, as established by the Compensation Committee; and (2) the grantee’s satisfaction of service requirements through the vesting period. The annual financial performance goals were established at the beginning of each performance period and, accordingly, the portion (or “tranche”) of the FY2013 Performance RSU subject to each goal is treated as a separate grant for accounting purposes. The number of vested restricted stock unit awards (performance vesting) is determined at the end of each annual performance period. The fiscal 2013 performance target for the FY2013 Performance RSUs was established at the grant date following ASC 718-10-55-95 and the aggregate estimated grant date fair value of the FY2013 Performance RSUs was $752,000, or $35.62 per share, based on the closing market price of our common stock on the date of grant. Only the target for fiscal 2013 performance for the first tranche was set in April 2012, and accordingly, only 25% of the FY2013 Performance RSUs were deemed granted in fiscal 2013 in accordance with ASC 718-10-55-95. In April 2013, the remaining 75% of the FY2013 Performance RSUs, which consisted of the second, third and fourth tranches, were cancelled as described below. The remaining 75% of the FY2013 Performance RSUs were not deemed granted for accounting purposes because each annual performance target was to be set at the start of each respective single-fiscal year performance period in accordance with ASC 718-10-55-95. We have recognized compensation expense for the FY2013 Performance RSUs during the requisite service period in fiscal 2013. As of December 31, 2013, we had no unrecognized compensation expenses related to FY2013 Performance RSUs.

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

As of December 31, 2013, we reviewed each of the underlying performance targets related to the outstanding FY2014 Performance RSUs and determined that it was not probable that the FY2014 Performance RSUs will vest as to 129,000 shares, of which 16,000 shares were cancelled during the three months ended December 31, 2013. During the quarter ended September 30, 2013, the compensation expense related to FY2014 Performance RSUs was reversed and during the quarter ended December 31, 2013, we have not recorded related compensation expense based upon our determination of non-achievement of the performance metrics. We will assess the probability of achievement of the performance targets at the end of each quarter. If it becomes probable that the performance targets will be achieved, a cumulative adjustment will be recorded as if ratable share-based compensation expense had been recorded since the grant date. Additional share-based compensation of $993,000 would have been recorded during the nine months ended December 31, 2013 for FY2014 Performance RSUs had the achievement of performance targets been deemed probable.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the nine months ended December 31, 2013:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value(1)	Number of Shares(2)	Weighted Average Grant Date Fair Value(1)
Nonvested at March 31, 2013	980,000	$26.42	21,000	$35.62
Granted	171,000	41.37	129,000	42.43
Vested(3)	(294,000)	21.71	(21,000)	35.62
Canceled or forfeited	(80,000)	31.44	(16,000)	42.43
Nonvested at December 31, 2013	777,000	$30.98	113,000	$42.43

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	Nonvested shares at March 31, 2013 include only the FY2013 Performance RSUs that were deemed granted in accordance with ASC 718-10-55-95.
(3)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during the three months ended December 31, 2013 and 2012 was $295,000 and $265,000, respectively, and during the nine months ended December 31, 2013 and 2012 was $13.2 million and $9.0 million, respectively. The total grant date fair value of restricted stock units vested during the three months ended December 31, 2013 and 2012 was $228,000 and $177,000, respectively, and during the nine months ended December 31, 2013 and 2012 was $7.1 million and $6.0 million, respectively.

NOTE 11. SHAREHOLDERS’ EQUITY

Share Repurchase Program

Between August 2011 and January 2012, the Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock. In July 2013, the Board of Directors approved a $12.3 million increase to our existing share repurchase program to a total of $67.3 million. As of December 31, 2013, $37.0 million was available to purchase common stock under our share repurchase program. Since the share repurchase program began, through December 31, 2013, we have repurchased 1.3 million shares of our common stock at a total cost of $30.3 million, including commission expense. During the three and nine months ended December 31, 2013, we repurchased 86,000 shares for $3.0 million at an average cost of $34.58 per share, including commission expense. During the three and nine months ended December 31, 2012, we did not repurchase any of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

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

Common Stock Warrants

At December 31, 2013, there were warrants to purchase 30,000 shares of common stock outstanding, of which 18,000 shares were vested, at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017. At March 31, 2013, there were 30,000 warrants outstanding, of which 14,000 shares were vested, to purchase common stock at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017. The fair value of the warrants issued were determined using the Black-Scholes option-pricing model and are amortized over their estimated useful life, of approximately ten years, as an intangible asset. The warrants vest at a rate of 20% annually from their issuance dates and have a term of five years.

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Numerator:
Net income	$3,222	$4,988	$10,447	$20,761
Denominator:
Weighted average common shares outstanding - basic	22,271,000	21,968,000	22,269,000	21,902,000
Weighted average effect of dilutive securities:
Stock options	18,000	87,000	23,000	101,000
Restricted stock units	183,000	258,000	252,000	285,000
Warrants	28,000	28,000	28,000	28,000
Weighted average common shares outstanding - diluted	22,500,000	22,341,000	22,572,000	22,316,000
Net income per share:
Basic net income per share	$0.14	$0.23	$0.47	$0.95
Diluted net income per share	$0.14	$0.22	$0.46	$0.93

Stock options and warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of our common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share. There were no stock options and warrants excluded from the computation of diluted weighted average shares outstanding during the three and nine months ended December 31, 2013 and 2012.

We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Weighted average number of shares underlying antidilutive restricted stock units	253,000	-	-	31,000

If the performance criteria for our restricted stock unit awards (performance vesting) are achieved, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive. Because the performance criteria for these restricted stock unit awards (performance vesting) were not achieved during the three and nine months ended December 31, 2013 and 2012, these awards were not included in the diluted net income per share calculation.

NOTE 13. INCOME TAXES

During the three months ended December 31, 2013 and 2012, our income tax provision was $1.6 million, based on an effective tax rate of 34%, and $3.0 million, based on an effective tax rate of 38%, respectively. During the nine months ended December 31, 2013 and 2012, our income tax provision was $5.7 million, based on an effective tax rate of 35%, and $12.7 million, based on an effective tax rate of 38%, respectively. The effective tax rates during the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, decreased primarily due to reinstatement of federal research tax credits on January 2, 2013 and a reduction in state tax expense, partially offset by an increase in non-deductible share-based compensation expense. The effective tax rates during the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012, decreased primarily due to (a) reinstatement of federal research tax credits on January 2, 2013, (b) a reduction in state tax expense and (c) a discrete tax expense of approximately $6.7 million due to a gain from our legal settlement with Cepheid during the second quarter of fiscal 2013, partially offset by an increase in non-deductible share-based compensation expense.

We did not have any unrecognized tax benefits as of December 31, 2013 and March 31, 2013. During the three and nine months ended December 31, 2013 and 2012, we did not recognize any interest or penalties related to unrecognized tax benefits.

In September 2013, the U.S. Department of the Treasury issued final regulations on the deduction and capitalization of expenditures related to tangible property for income tax purposes.  These regulations will apply to the Company’s fiscal year starting April 1, 2014.  The Company is currently assessing the financial statement impact of these regulations.

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

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for the three and nine months ended December 31, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Revenues:
Medical Market(1)	$7,850	$8,976	$21,065	$25,366
Veterinary Market(1)	32,207	39,817	106,493	107,594
Other(1)(2)	753	1,009	2,272	3,114
Total revenues	40,810	49,802	129,830	136,074
Cost of revenues:
Medical Market(1)	4,500	4,491	11,793	11,892
Veterinary Market(1)	16,950	19,201	55,859	52,023
Other(1)(2)	27	34	81	111
Total cost of revenues	21,477	23,726	67,733	64,026
Gross profit:
Medical Market(1)	3,350	4,485	9,272	13,474
Veterinary Market(1)	15,257	20,616	50,634	55,571
Other(1)(2)	726	975	2,191	3,003
Gross profit	$19,333	$26,076	$62,097	$72,048

(1)	Includes certain prior period amounts by operating segment and unallocated items that were reclassified to conform to the current period presentation.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 15. REVENUES BY PRODUCT AND SERVICE CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product and service category (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenues by Product and Service Category	2013	2012	2013	2012
Instruments(1)	$8,161	$13,969	$30,373	$35,456
Consumables(2)	28,096	32,786	87,394	91,680
Other products and services(3)	4,515	3,009	11,950	8,825
Product and service revenues, net	40,772	49,764	129,717	135,961
Development and licensing revenue	38	38	113	113
Total revenues	$40,810	$49,802	$129,830	$136,074

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

The following is a summary of our revenues by geographic region based on customer location (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Revenues by Geographic Region	2013	2012	2013	2012
North America	$31,801	$41,797	$103,773	$110,876
Europe	7,173	6,197	20,171	19,906
Asia Pacific and rest of the world	1,836	1,808	5,886	5,292
Total revenues	$40,810	$49,802	$129,830	$136,074

Significant Concentrations

During the three months ended December 31, 2013, one distributor in the United States, Abbott Point of Care, Inc, accounted for 12% of our total worldwide revenues. During the three months ended December 31, 2012, one distributor in the United States, MWI Veterinary Supply, accounted for 12% of our total worldwide revenues. During the nine months ended December 31, 2013, one distributor in the United States, MWI Veterinary Supply, accounted for 18% of our total worldwide revenues. During the nine months ended December 31, 2012, one distributor in the United States, Animal Health International, accounted for 11% of our total worldwide revenues.

At December 31, 2013, two distributors in the United States accounted for 11% and 12%, respectively, of our total receivables balance. At March 31, 2013, two distributors in the United States accounted for 12% and 23%, respectively, of our total receivables balance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect our current views with respect to future events and financial performance. In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might,” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, in Part II, Item 1A of this report and in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties relate to our manufacturing operations, including the vulnerability of our manufacturing operations to potential interruptions and delays and our ability to manufacture products free of defects, fluctuations in our quarterly results of operations and difficulty in predicting future results, the transition of our U.S. medical sales to Abbott Point of Care, Inc., the performance of our independent distributors, our ability to manage the inventory levels of our distributors effectively, our dependence on certain sole or limited source suppliers, market acceptance of our products and services, expansion of our sales, marketing and distribution efforts, dependence on key personnel, the ability of AVRL to compete effectively, the protection of our intellectual property and claims of infringement of intellectual property asserted by third parties, and other risks detailed under “Risk Factors” in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update any forward-looking statements as circumstances change.

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

Financial Results. In the third quarter of fiscal 2014, total revenues were $40.8 million, a decrease of 18% over last year’s comparable quarter. The net decrease in revenues was primarily due to a net decrease in veterinary instrument and veterinary reagent disc sales, partially offset by an increase in service revenues from veterinary reference laboratory diagnostic and consulting services. Gross profit in the third quarter of fiscal 2014 was $19.3 million, a decrease of 26% over last year’s comparable quarter, primarily attributable to lower unit sales of instruments and reagent discs in our veterinary market. As described below, the decrease in veterinary instruments and reagent discs in our veterinary market was primarily due to decreased orders in the third quarter of fiscal 2014 from our largest distributors in this market, resulting from excess channel inventory created during the second half of fiscal 2013 and first half of fiscal 2014. Such excess inventory was the result of our distributors not selling our products to end customers at the same rate as it was purchasing products from us.

Total operating expenses in the third quarter of fiscal 2014 were $14.7 million, a decrease of $3.7 million, or 20%, from $18.4 million for the same period last year, primarily attributable to a decrease in sales and marketing expenses. Sales and marketing expenses were $8.7 million in the third quarter of fiscal 2014 and $12.4 million for the same period last year, a decrease of $3.7 million, or 30%, primarily due to (a) a decrease in personnel-related expenses and a decrease in sales and marketing spending as a result of restructuring our sales and marketing organization within the medical market due to our distribution agreement with Abbott Point of Care, Inc., (“Abbott”) which we entered into in October 2012, as described below under “Products and Services - Medical Market” and (b) a decrease in personnel-related expenses from lower veterinary business headcount. We believe that the steps we have taken to monitor and manage channel inventory will result in veterinary product inventories at our distribution partners in the United States being normalized by the beginning of the first quarter of fiscal 2015, and we expect an increase in purchasing from our veterinary distribution partners as a group in the first quarter of fiscal 2015, as we believe there is a growing demand in this market. However, we are dependent upon the efforts and priorities of our distributors in promoting and creating a demand for our products and as such, we do not have control over the marketing and sale of our products into these markets. Should these efforts be unsuccessful, or should we fail to maintain these relationships, our business, financial condition and results of operations are likely to be adversely affected.

Net income in the third quarter of fiscal 2014 was $3.2 million, a decrease of $1.8 million from $5.0 million for the same period last year, due primarily to the decreased revenues described above, offset in part by the decreased sales and marketing expenses described above, and a decrease in our income tax provision of $1.4 million from the third quarter of fiscal 2013. Diluted earnings per share in the third quarter of fiscal 2014 were $0.14, as compared to a diluted earnings per share of $0.22 for the same period last year.

Cash, cash equivalents and investments increased by $17.1 million during the nine months ended December 31, 2013 to a total of $112.4 million at December 31, 2013. The primary source of cash and cash equivalents during the nine months ended December 31, 2013 was operating cash flows of $27.2 million. Key non-operating uses of cash during the nine months ended December 31, 2013 included $4.7 million for payments made for tax withholdings related to net share settlements of restricted stock units and $3.0 million for repurchases of our common stock under our share repurchase program.

During the nine months ended December 31, 2013, we spent a total of $3.0 million of cash to repurchase and retire 86,000 shares of our common stock at an average purchase price of $34.58 per share, including commission expense.

Products and Services. We manage our business in two operating segments, the medical market and veterinary market, as described below. See “Segment Results” in this section for a detailed discussion of financial results.

Medical Market. We serve a worldwide customer group in the medical market consisting of military installations (ships, field hospitals and mobile care units), physicians’ office practices across multiple specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies and hospital laboratories. We also began to serve the pharmaceutical clinical trial market starting in the first quarter of fiscal 2013. Our product offerings in the medical market are described below.

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

Starting in January 2013, pursuant to our Exclusive Agreement (the “Abbott Agreement”) with Abbott, Abbott obtained the exclusive right to sell and distribute our Piccolo Xpress chemistry analyzer and associated consumables in the professionally-attended human healthcare market in the United States and China (including Hong Kong), excluding sales and distribution to Catapult Health LLC and specified customer segments, including pharmacy and retail store clinics, shopping malls and contract research organizations (CROs) and cruise ship lines. Effective September 30, 2013, we amended the Abbott Agreement to limit Abbott’s territory under such agreement to the United States. We will continue to sell and distribute these products outside of the market segments as to which Abbott has exclusive rights. Under the Abbott Agreement, we have certain responsibilities for providing technical support and warranty services to Abbott in support of its marketing and sales efforts. The initial term of the Abbott Agreement ends on December 31, 2017, and after the initial term, the Abbott Agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date.

Veterinary Market. Our VetScan products serve a worldwide customer group in the veterinary market consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. Our product and service offerings in the veterinary market are described below:

Point-of-Care Blood Chemistry Analyzers. The products manufactured and sold in the veterinary market segment primarily consist of VetScan chemistry analyzers and veterinary reagent discs. The VetScan is a chemistry, electrolyte, immunoassay and blood gas analyzer that delivers results from a sample of whole blood, serum or plasma. The VetScan profiles are packaged as single-use plastic veterinary reagent discs. Each reagent disc contains a diluent and all the profiles necessary to perform a complete multi-chemistry blood analysis.

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

i-STAT. Our VetScan i‑STAT analyzers and related VetScan i‑STAT consumables are used to deliver accurate blood gas, electrolyte, chemistry and hematology results in minutes from 2-3 drops of whole blood.

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

Abaxis Veterinary Reference Laboratories. AVRL is a full-service reference laboratory testing facility, based in Olathe, Kansas. Since October 2011, we have provided veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States through AVRL. AVRL also focuses on providing specialty and esoteric testing and analysis. This service complements our full suite of on‑site laboratory instrumentation and rapid diagnostics for in hospital routine, critical care and emergency medicine laboratory needs.

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

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors. Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control, including but not limited to inventory or timing considerations by our distributors. During the nine months ended December 31, 2013, our medical market and veterinary market businesses in the United States were impacted by our continuing transition to new distribution partners, as described below.

During the fourth quarter of fiscal 2013, we transitioned the majority of our medical sales to Abbott as our exclusive distributor in the medical market in the United States. As such, we rely on Abbott and we no longer have control over the marketing and sale of our primary medical products into most of the U.S. medical market and we are dependent upon the efforts and priorities of Abbott in promoting and creating a demand for such products in such market. During the nine months ended December 31, 2013, we were impacted by the timing of purchases of our medical products sold to Abbott as it continued to integrate our products into its sales process and work through its inventory.

In the United States veterinary market, we rely on MWI, a national distributor, and on various independent regional distributors. During the three and nine months ended December 31, 2013, our strategy of increasing demand for our veterinary products through the expansion of our distribution partners, did not lead to the increased demand for our products in the veterinary clinics that we had anticipated. During the third quarter of fiscal 2014, as compared to the same period last fiscal year, our sales orders from our largest distributors in the veterinary market decreased resulting from excess channel inventory created during the second half of fiscal 2013 and first half of fiscal 2014. Such excess inventory was the result of our distributors not selling our products to end customers at the same rate as they were purchasing products from us. Although demand for instrument sales from our distributors’ end customers continued to grow during the third quarter of fiscal 2014, it was less than the demand forecasted earlier in the year by our largest distributors and the distributors’ ordering rates. We believe that the steps we have taken to monitor and manage channel inventory will result in veterinary product inventories at our distribution partners being normalized by the beginning of the first quarter of fiscal 2015, and we expect an increase in purchasing from our veterinary distribution partners as a group in the first quarter of fiscal 2015, as we believe there is a growing demand in this market.

We are dependent upon the efforts and priorities of our distributors in promoting and creating a demand for our products and as such, we do not have control over the marketing and sale of our products into these markets. Should these efforts be unsuccessful, or should we fail to maintain these relationships, our business, financial condition and results of operations are likely to be adversely affected.

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

From time to time, we offer customer incentives consisting of arrangements with customers to include discounts on future sales of services associated with our veterinary reference laboratory. We apply judgment in determining whether future discounts are significant and incremental. When the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the original arrangement. To determine whether a discount is significant and incremental, we look to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement. If the discount in the multiple element arrangement approximates the discount typically provided in standalone sales, that discount is not considered incremental. During the three and nine months ended December 31, 2013 and 2012, our customer incentive programs with future discounts were not significant.

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

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of December 31, 2013, our investments in cash equivalents, which we classified as available-for-sale, totaled $24.5 million, using Level 1 inputs since these investments are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of December 31, 2013, our available-for-sale investments in certificates of deposit and corporate bonds, totaled $6.6 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of December 31, 2013, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. At December 31, 2013, we also had $21.5 million in investments classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliate. In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”) for $2.8 million in cash. We use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. We eliminate all intercompany transactions in accounting for our equity method investments. We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on the consolidated statements of income. At December 31, 2013, our investment in unconsolidated affiliate totaled $2.7 million.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

Warranty Reserves. We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments. Our standard warranty obligation on instruments ranges from one to five years, depending on the type of product. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our estimated accrual for warranty exposure is based on our historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan. Starting October 2013, management changed the standard warranty obligations on certain instruments from three to five years. The increase in the standard warranty obligation did not result in a material impact on our cost of revenues or our accrued warranty costs during the three and nine months ended December 31, 2013.

We also provide for the estimated future costs to be incurred under our standard warranty obligation on our reagent discs. A provision for defective reagent discs is recorded and classified as a current liability when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated, at which time they are included in cost of revenues. The warranty cost includes the replacement costs and freight of a defective reagent disc.

As of December 31, 2013, our current portion of warranty reserve for instruments and reagent discs totaled $1.1 million and our non‑current portion of warranty reserve for instruments totaled $777,000, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc. The increase in accrued warranty reserve from March 31, 2013 to December 31, 2013 is primarily due to an increase in the number of instruments in standard warranty.

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

Valuation of Long-Lived Assets. We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. We did not recognize any impairment charges on long-lived assets during the three and nine months ended December 31, 2013 and 2012.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. At December 31, 2013 and March 31, 2013, we had no significant uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. During the three and nine months ended December 31, 2013 and 2012, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at December 31, 2013 and March 31, 2013, we had no accrued interest or penalties.

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

Prior to fiscal 2007, we granted stock option awards to employees and directors as part of our share-based compensation program. We have not granted any stock options since the beginning of fiscal 2007. We have recognized compensation expense for stock options granted during the requisite service period of the stock option. As of December 31, 2013, we had no unrecognized compensation expense related to stock options granted.

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

In April 2012, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 84,000 shares of common stock to our executive officers that contained both time-based and performance-based vesting terms (the “FY2013 Performance RSUs”). The FY2013 Performance RSUs were subject to vesting in four equal annual increments based upon: (1) achievement of certain pre-established corporate annual performance-related goals, as established by the Compensation Committee; and (2) the grantee’s satisfaction of service requirements through the vesting period. The annual financial performance goals were established at the beginning of each performance period and, accordingly, the portion (or “tranche”) of the FY2013 Performance RSU subject to each goal is treated as a separate grant for accounting purposes. The number of vested restricted stock unit awards (performance vesting) is determined at the end of each annual performance period. The fiscal 2013 performance target for the FY2013 Performance RSUs was established at the grant date following ASC 718-10-55-95 and the aggregate estimated grant date fair value of the FY2013 Performance RSUs was $752,000, or $35.62 per share, based on the closing market price of our common stock on the date of grant. Only the target for fiscal 2013 performance for the first tranche was set in April 2012, and accordingly, only 25% of the FY2013 Performance RSUs were deemed granted in fiscal 2013 in accordance with ASC 718-10-55-95. In April 2013, the remaining 75% of the FY2013 Performance RSUs, which consisted of the second, third and fourth tranches, were cancelled, as described below. The remaining 75% of the FY2013 Performance RSUs were not deemed granted for accounting purposes because each annual performance target was to be set at the start of each respective single-fiscal year performance period in accordance with ASC 718-10-55-95. We have recognized compensation expense for the FY2013 Performance RSUs during the requisite service period in fiscal 2013. As of December 31, 2013, we had no unrecognized compensation expenses related to FY2013 Performance RSUs.

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

As of December 31, 2013, we reviewed each of the underlying performance targets related to the outstanding FY2014 Performance RSUs and determined that it was not probable that the FY2014 Performance RSUs will vest as to 129,000 shares, of which 16,000 shares were cancelled during the three months ended December 31, 2013. During the quarter ended September 30, 2013, the compensation expense related to FY2014 Performance RSUs was reversed and during the quarter ended December 31, 2013, we have not recorded related compensation expense based upon our determination of non-achievement of the performance metrics. We will assess the probability of achievement of the performance targets at the end of each quarter. If it becomes probable that the performance targets will be achieved, a cumulative adjustment will be recorded as if ratable share-based compensation expense had been recorded since the grant date. Additional share-based compensation of $993,000 would have been recorded during the nine months ended December 31, 2013 for FY2014 Performance RSUs had the achievement of performance targets been deemed probable.

Share-based compensation expense resulted in a material impact on our earnings per share and on our condensed consolidated financial statements for fiscal 2013 and during the three and nine months ended December 31, 2013. The impact of share-based compensation expense on our condensed consolidated financial results is disclosed in Note 10, “Equity Compensation Plans and Share-Based Compensation” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future.

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

Total Revenues

Revenues by Geographic Region and by Product and Service Category. Revenues by geographic region based on customer location and revenues by product and service category during the three and nine months ended December 31, 2013 and 2012 were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
Revenues by Geographic Region	2013	2012	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
North America	$31,801	$41,797	$(9,996)	(24)%	$103,773	$110,876	$(7,103)	(6)%
Percentage of total revenues	78%	84%			80%	81%
Europe	7,173	6,197	976	16%	20,171	19,906	265	1%
Percentage of total revenues	18%	12%			16%	15%
Asia Pacific and rest of the world	1,836	1,808	28	2%	5,886	5,292	594	11%
Percentage of total revenues	4%	4%			4%	4%
Total revenues	$40,810	$49,802	$(8,992)	(18)%	$129,830	$136,074	$(6,244)	(5)%

	Three Months Ended December 31,				Nine Months Ended December 31,
Revenues by Product and Service Category	2013	2012	Dollar Change	Percent Change	2013	2012	Dollar Change	Percent Change
Instruments(1)	$8,161	$13,969	$(5,808)	(42)%	$30,373	$35,456	$(5,083)	(14)%
Percentage of total revenues	20%	28%			24%	26%
Consumables(2)	28,096	32,786	(4,690)	(14)%	87,394	91,680	(4,286)	(5)%
Percentage of total revenues	69%	66%			67%	67%
Other products and services(3)	4,515	3,009	1,506	50%	11,950	8,825	3,125	35%
Percentage of total revenues	11%	6%			9%	7%
Product and service revenues, net	40,772	49,764	(8,992)	(18)%	129,717	135,961	(6,244)	(5)%
Percentage of total revenues	100%	100%			100%	100%
Development and licensing revenue	38	38	-	-%	113	113	-	-%
Percentage of total revenues	<1%	<1%			<1%	<1%
Total revenues	$40,810	$49,802	$(8,992)	(18)%	$129,830	$136,074	$(6,244)	(5)%

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

North America. During the three months ended December 31, 2013, total revenues in North America decreased by 24%, or $10.0 million, as compared to the same period in fiscal 2013. The change in total revenues in North America was primarily attributable to the following:

•	Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America (including sales to the U.S. government) decreased by 23%, or $1.6 million, primarily due to (a) a lower average selling pricing of Piccolo chemistry analyzers and medical reagent discs sold to our distributor, Abbott, and (b) a higher unit volume of Piccolo chemistry analyzers and medical reagent discs sold in December 2012 as the initial stocking order to Abbott to commence sales in January 2013 pursuant to the Abbott Agreement.

•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America decreased by 32%, or $6.6 million, primarily due to a decrease in the unit volume of VetScan chemistry analyzers and veterinary reagent discs sold during the third quarter of fiscal 2014 as compared to the comparable quarter last year in order to balance the inventory level in the distribution channel.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America decreased by 39%, or $2.3 million, primarily due to a decrease in the unit volume of VetScan hematology instruments sold during the third quarter of fiscal 2014 as compared to the comparable quarter last year in order to balance the inventory level in the distribution channel.

•	Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i‑STAT analyzers and related consumables and VetScan rapid tests in North America decreased by 19%, or $1.1 million, primarily due to a decrease in the unit volume of VetScan VSpro specialty analyzers and VetScan i-STAT analyzers sold during the third quarter of fiscal 2014 as compared to the comparable quarter last year in order to balance the inventory level in the distribution channel.

•	Other products and services revenue in North America increased by 54%, or $1.5 million, primarily attributable to (a) an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL to new customers and increased business with current customers and (b) a decrease in extended maintenance contracts offered to customers as incentives in the form of free goods in connection with the sale of our products, for which revenue is deferred and recognized ratably over the life of the maintenance contract.

Europe. During the three months ended December 31, 2013, total revenues in Europe increased by 16%, or $976,000, as compared to the same period in fiscal 2013. Revenues from Piccolo chemistry analyzers and medical reagent discs increased by 13%, or $215,000, primarily due to a higher unit volume of medical reagent discs sold to various distributors, partially offset by higher sales of Piccolo chemistry analyzers in the third quarter of fiscal 2013 to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company. Revenues from VetScan chemistry analyzers and veterinary reagent discs increased by 18%, or $673,000, primarily due to a higher unit volume of veterinary reagent discs sold to a distributor, partially offset by lower average selling prices of VetScan chemistry analyzers.

Asia Pacific and rest of the world. During the three months ended December 31, 2013, total revenues in Asia Pacific and rest of the world were flat, as compared to the same period in fiscal 2013, primarily attributable to a higher unit volume of VetScan i‑STAT analyzers sold to a distributor, partially offset by lower average selling prices of VetScan chemistry analyzers.

Significant concentrations. During the three months ended December 31, 2013, one distributor in the United States, Abbott, accounted for 12% of our total worldwide revenues. During the three months ended December 31, 2012, one distributor in the United States, MWI, accounted for 12% of our total worldwide revenues. For a discussion of inventories held by our distributors, see “Factors that May Affect Future Performance” above.

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012

North America. During the nine months ended December 31, 2013, total revenues in North America decreased by 6%, or $7.1 million, as compared to the same period in fiscal 2013. The change in total revenues in North America was primarily attributable to the following:

•	Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America (including sales to the U.S. government) decreased by 20%, or $3.4 million, primarily due to a lower average selling pricing of Piccolo chemistry analyzers and medical reagent discs sold to Abbott.

•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America decreased by 15%, or $8.2 million, primarily due to a decrease in the unit volume of VetScan chemistry analyzers and veterinary reagent discs sold during the third quarter of fiscal 2014 in order to balance the inventory level in the distribution channel.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America were flat, primarily attributable to a decrease in the unit volume of VetScan hematology instruments sold during the third quarter of fiscal 2014 in order to balance the inventory level in the distribution channel, and offset by (a) higher average selling prices of VetScan hematology instruments and (b) a higher unit volume of VetScan hematology reagent kits sold during the first six months of fiscal 2014, resulting from our addition of MWI as a nationwide distributor in September 2012, offset in part by a decrease in the unit volume of such products sold during the third quarter of fiscal 2014 as compared to the comparable quarter last year in order to balance the inventory level in the distribution channel.

•	Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 8%, or $1.3 million, primarily due to a higher unit volume of VetScan rapid tests sold during the first six months of fiscal 2014, resulting from our addition of MWI as a nationwide distributor in September 2012, offset in part by a decrease in the unit volume of such products sold during the third quarter of fiscal 2014 as compared to the comparable quarter last year in order to balance the inventory level in the distribution channel.

•	Other products and services revenue in North America increased by 38%, or $3.1 million, primarily attributable to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL to new customers and increased business with current customers, partially offset by a decrease in unit volume of products sold using our patented Orbos Discrete Lyophilization Process.

Europe. During the nine months ended December 31, 2013, total revenues in Europe increased by 1%, or $265,000, as compared to the same period in fiscal 2013. Revenues from Piccolo chemistry analyzers and medical reagent discs decreased by 22%, or $1.4 million, primarily due to higher sales of Piccolo chemistry analyzers in the nine months ended December 31, 2012 to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company, partially offset by a higher unit volume of medical reagent discs sold to various distributors. Revenues from VetScan chemistry analyzers and veterinary reagent discs increased by 11%, or $1.3 million, primarily due to a higher unit volume of veterinary reagent discs sold to a distributor, partially offset by a decrease in the unit volume of VetScan chemistry analyzers sold to various distributors and lower average selling prices of VetScan chemistry analyzers. Revenues from VetScan hematology instruments and hematology reagent kits increased by 25%, or $215,000, primarily due to a higher unit volume of VetScan hematology instruments sold to various distributors.

Asia Pacific and rest of the world. During the nine months ended December 31, 2013, total revenues in Asia Pacific and rest of the world increased by 11%, or $594,000, as compared to the same period in fiscal 2013. Revenues from veterinary instruments increased by 14%, or $254,000, primarily due to a higher unit volume of VetScan hematology instruments sold to two distributors and a higher unit volume of VetScan i‑STAT analyzers instruments sold to a distributor. Revenues from veterinary consumables increased by 6%, or $171,000, primarily due to a higher unit volume of veterinary reagent discs sold to two distributors.

Significant concentrations. During the nine months ended December 31, 2013, one distributor in the United States, MWI, accounted for 18% of our total worldwide revenues. During the nine months ended December 31, 2012, one distributor in the United States, Animal Health International, accounted for 11% of our total worldwide revenues. For a discussion of inventories held by our distributors, see “Factors that May Affect Future Performance” above.

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

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for the three months ended December 31, 2013 and 2012 (in thousands, except percentages):

	Three Months Ended December 31,
		Percent of		Percent of	Dollar	Percent
	2013	Revenues(1)	2012	Revenues(1)	Change	Change
Revenues:
Medical Market(2)	$7,850	100%	$8,976	100%	$(1,126)	(13)%
Percentage of total revenues	19%		18%
Veterinary Market(2)	32,207	100%	39,817	100%	(7,610)	(19)%
Percentage of total revenues	79%		80%
Other(2)(3)	753		1,009		(256)	(25)%
Percentage of total revenues	2%		2%
Total revenues	40,810		49,802		(8,992)	(18)%
Cost of revenues:
Medical Market(2)	4,500	57%	4,491	50%	9	<1%
Veterinary Market(2)	16,950	53%	19,201	48%	(2,251)	(12)%
Other(2)(3)	27		34		(7)	(21)%
Total cost of revenues	21,477		23,726		(2,249)	(9)%
Gross profit:
Medical Market(2)	3,350	43%	4,485	50%	(1,135)	(25)%
Veterinary Market(2)	15,257	47%	20,616	52%	(5,359)	(26)%
Other(2)(3)	726		975		(249)	(26)%
Gross profit	$19,333		$26,076		$(6,743)	(26)%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Includes certain prior period amounts by operating segment and unallocated items that were reclassified to conform to the current period presentation.
(3)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended December 31, 2013, total revenues in the medical market decreased by 13%, or $1.1 million, as compared to the same period in fiscal 2013. Total revenues from Piccolo chemistry analyzers decreased by 30%, or $821,000, during the three months ended December 31, 2013, as compared to the same period in fiscal 2013, primarily attributable to (a) a lower average selling pricing of Piccolo chemistry analyzers sold to Abbott, (b) a higher unit volume of Piccolo chemistry analyzers sold in December 2012 as the initial stocking order to our distributor, Abbott, to commence sales in January 2013 pursuant to the Abbott Agreement, and (c) higher sales of Piccolo chemistry analyzers in the third quarter of fiscal 2013 to an international medical supplies sourcing and support company in Europe to support a pharmaceutical clinical trial conducted by a biotechnology company.

Total revenues from medical reagent discs decreased by 8%, or $502,000, during the three months ended December 31, 2013, as compared to the same period in fiscal 2013, primarily attributable to (a) a lower average selling pricing of medical reagent discs sold to Abbott and (b) a higher unit volume of medical reagent discs sold in December 2012 as the initial stocking order to Abbott to commence sales in January 2013 pursuant to the Abbott Agreement, and partially offset by a higher unit volume of medical reagent discs sold to various distributors in Europe.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment decreased by 25%, or $1.1 million, during the three months ended December 31, 2013, as compared to the same period in fiscal 2013. Gross profit percentages for the medical market segment during the three months ended December 31, 2013 and 2012 were 43% and 50%, respectively. In absolute dollars, the decrease in gross profit was primarily due to (a) lower unit sales of Piccolo chemistry analyzers, (b) lower average selling prices of Piccolo chemistry analyzers and medical reagent discs, and (c) higher manufacturing costs of Piccolo chemistry analyzers. The decrease in gross profit percentage was primarily attributable to lower average selling prices of Piccolo chemistry analyzers and medical reagent discs.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended December 31, 2013, total revenues in the veterinary market decreased by 19%, or $7.6 million, as compared to the same period in fiscal 2013. Total revenues from veterinary instruments decreased by 44%, or $5.0 million, during the three months ended December 31, 2013, as compared to the same period in fiscal 2013, primarily attributable to (a) a decrease in the unit volume of our VetScan chemistry analyzers, VetScan hematology instruments, VetScan VSpro specialty analyzers and VetScan i‑STAT analyzers, sold in North America during the third quarter of fiscal 2014 as compared to the comparable quarter last year in order to balance the inventory level in the distribution channel and (b) lower average selling prices of VetScan chemistry analyzers in Europe and Asia Pacific and rest of the world. These decreases were partially offset by a higher unit volume of VetScan i‑STAT analyzers sold to a distributor in Asia Pacific and rest of the world.

Total revenues from consumables in the veterinary market decreased by 16%, or $4.2 million, during the three months ended December 31, 2013, as compared to the same period in fiscal 2013, primarily attributable to a decrease in the unit volume of veterinary reagent discs sold in North America during the third quarter of fiscal 2014 as compared to the comparable quarter last year in order to balance the inventory level in the distribution channel, partially offset by a higher unit volume of veterinary reagent discs sold to a distributor in Europe.

Total revenues from other products and services in the veterinary market increased by 90%, or $1.6 million, during the three months ended December 31, 2013, as compared to the same period in fiscal 2013, primarily attributable to (a) an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL in North America from sales to new customers and increased business with current customers and (b) a decrease in extended maintenance contracts offered to customers in the veterinary market as incentives in the form of free goods in connection with the sale of our products, for which revenue is deferred and recognized ratably over the life of the maintenance contract.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment decreased by 26%, or $5.4 million, during the three months ended December 31, 2013, as compared to the same period in fiscal 2013. Gross profit percentages for the veterinary market segment during the three months ended December 31, 2013 and 2012 were 47% and 52%, respectively. In absolute dollars, the decrease in gross profit was due to (a) lower unit sales of VetScan hematology instruments and veterinary reagent discs and (b) lower average selling prices of VetScan chemistry analyzers. These decreases in gross profit were partially offset by higher service revenues provided by AVRL. The decrease in gross profit percentage was primarily attributable to (a) lower average selling prices of VetScan chemistry analyzers and (b) lower unit sales of veterinary reagent discs.

Other

Gross profit in our other category decreased by 26%, or $249,000, during the three months ended December 31, 2013, as compared to the same period in fiscal 2013, primarily attributable to a decrease in unit volume of products sold using our patented Orbos Discrete Lyophilization Process.

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for the nine months ended December 31, 2013 and 2012 (in thousands, except percentages):

	Nine Months Ended December 31,
		Percent of		Percent of	Dollar	Percent
	2013	Revenues(1)	2012	Revenues(1)	Change	Change
Revenues:
Medical Market(2)	$21,065	100%	$25,366	100%	$(4,301)	(17)%
Percentage of total revenues	16%		19%
Veterinary Market(2)	106,493	100%	107,594	100%	(1,101)	(1)%
Percentage of total revenues	82%		79%
Other(2)(3)	2,272		3,114		(842)	(27)%
Percentage of total revenues	2%		2%
Total revenues	129,830		136,074		(6,244)	(5)%
Cost of revenues:
Medical Market(2)	11,793	56%	11,892	47%	(99)	(1)%
Veterinary Market(2)	55,859	52%	52,023	48%	3,836	7%
Other(2)(3)	81		111		(30)	(27)%
Total cost of revenues	67,733		64,026		3,707	6%
Gross profit:
Medical Market(2)	9,272	44%	13,474	53%	(4,202)	(31)%
Veterinary Market(2)	50,634	48%	55,571	52%	(4,937)	(9)%
Other(2)(3)	2,191		3,003		(812)	(27)%
Gross profit	$62,097		$72,048		$(9,951)	(14)%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Includes certain prior period amounts by operating segment and unallocated items that were reclassified to conform to the current period presentation.
(3)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the nine months ended December 31, 2013, total revenues in the medical market decreased by 17%, or $4.3 million, as compared to the same period in fiscal 2013. Total revenues from Piccolo chemistry analyzers decreased by 43%, or $3.7 million, during the nine months ended December 31, 2013, as compared to the same period in fiscal 2013, primarily attributable to (a) a lower average selling pricing of Piccolo chemistry analyzers sold to Abbott and (b) higher sales of Piccolo chemistry analyzers in the nine months ended December 31, 2012 to an international medical supplies sourcing and support company in Europe to support a pharmaceutical clinical trial conducted by a biotechnology company.

Total revenues from medical reagent discs decreased by 6%, or $979,000, during the nine months ended December 31, 2013, as compared to the same period in fiscal 2013, primarily attributable to a lower average selling pricing of medical reagent discs sold to Abbott, partially offset by a higher unit volume of medical reagent discs sold to various distributors in Europe.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment decreased by 31%, or $4.2 million, during the nine months ended December 31, 2013, as compared to the same period in fiscal 2013. Gross profit percentages for the medical market segment during the nine months ended December 31, 2013 and 2012 were 44% and 53%, respectively. In absolute dollars, the decrease in gross profit was primarily due to (a) lower unit sales of Piccolo chemistry analyzers, (b) lower average selling prices of Piccolo chemistry analyzers and medical reagent discs and (c) higher manufacturing costs of Piccolo chemistry analyzers. The decrease in gross profit percentage was primarily attributable to (a) lower unit sales of Piccolo chemistry analyzers and (b) lower average selling prices of Piccolo chemistry analyzers and medical reagent discs.

Veterinary Market

Revenues for Veterinary Market Segment

During the nine months ended December 31, 2013, total revenues in the veterinary market decreased by 1%, or $1.1 million, as compared to the same period in fiscal 2013. Total revenues from veterinary instruments decreased by 5%, or $1.4 million, during the nine months ended December 31, 2013, as compared to the same period in fiscal 2013, primarily attributable to (a) a decrease in the unit volume of VetScan chemistry analyzers and VetScan hematology instruments sold in North America during the third quarter of fiscal 2014 in order to balance the inventory level in the distribution channel, (b) a decrease in the unit volume of VetScan chemistry analyzers sold to various distributors and lower average selling prices of VetScan chemistry analyzers, both in Europe. These decreases were partially offset by (a) higher average selling prices of VetScan hematology instruments in North America, (b) a higher unit volume of VetScan hematology instruments sold to various distributors in Europe and (c) a higher unit volume of VetScan hematology instruments sold to two distributors and a higher unit volume of VetScan i-STAT analyzers sold to a distributor, both in Asia Pacific and rest of the world.

Total revenues from consumables in the veterinary market decreased by 4%, or $3.3 million, during the nine months ended December 31, 2013, as compared to the same period in fiscal 2013, primarily attributable to a decrease in the unit volume of veterinary reagent discs sold in North America during the third quarter of fiscal 2014 in order to balance the inventory level in the distribution channel. This decrease was partially offset by (a) a higher unit volume of VetScan hematology reagent kits and VetScan rapid tests sold during the first six months of fiscal 2014, both resulting from our addition of MWI as a nationwide distributor in September 2012, offset in part by a decrease in the unit volume of such products sold in North America during the third quarter of fiscal 2014 as compared to the comparable quarter last year in order to balance the inventory level in the distribution channel, (b) a higher unit volume of veterinary reagent discs sold to a distributor in Europe, and (c) a higher unit volume of veterinary reagent discs sold to two distributors in Asia Pacific and rest of the world.

Total revenues from other products and services in the veterinary market increased by 75%, or $3.6 million, during the nine months ended December 31, 2013, as compared to the same period in fiscal 2013, primarily attributable to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL in North America from sales to new customers and increased business with current customers.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment decreased by 9%, or $4.9 million, during the nine months ended December 31, 2013, as compared to the same period in fiscal 2013. Gross profit percentages for the veterinary market segment during the nine months ended December 31, 2013 and 2012 were 48% and 52%, respectively. In absolute dollars, the decrease in gross profit was due to (a) lower unit sales of veterinary reagent discs and (b) higher manufacturing costs of VetScan chemistry analyzers and veterinary reagent discs. These decreases in gross profit were partially offset by higher service revenues provided by AVRL. The decrease in gross profit percentage was primarily attributable to lower unit sales of veterinary reagent discs.

Other

Gross profit in our other category decreased by 27%, or $812,000, during the nine months ended December 31, 2013, as compared to the same period in fiscal 2013, primarily attributable to a decrease in unit volume of products sold using our Orbos Discrete Lyophilization Process.

Three and Nine Months Ended December 31, 2013 Compared to Three and Nine Months Ended December 31, 2012

Cost of Revenues

The following sets forth our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
			Dollar	Percent			Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
Cost of revenues	$21,477	$23,726	$(2,249)	(9)%	$67,733	$64,026	$3,707	6%
Percentage of total revenues	53%	48%			52%	47%

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

The decrease in cost of revenues, in absolute dollars, during the three months ended December 31, 2013, as compared to the same period in fiscal 2013, and the increase in cost of revenues, as a percentage of total revenues, during the three months ended December 31, 2013, as compared to the same period in fiscal 2013, was primarily due to lower unit sales of VetScan chemistry analyzers, VetScan hematology instruments and veterinary reagent discs.

The increase in cost of revenues, in absolute dollars and as a percentage of total revenues, during the nine months ended December 31, 2013, as compared to the same period in fiscal 2013, was primarily due to (a) higher manufacturing costs of chemistry analyzers and veterinary reagent discs, (b) higher unit sales of rapid tests and (c) higher cost of services associated with the growth in service revenues provided by AVRL. These increases in cost of revenues were partially offset by lower unit sales of Piccolo chemistry analyzers and veterinary reagent discs.

Gross Profit

The following sets forth our gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
			Dollar	Percent			Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
Gross profit	$19,333	$26,076	$(6,743)	(26)%	$62,097	$72,048	$(9,951)	(14)%
Gross profit percentage	47%	52%			48%	53%

Gross profit during the three months ended December 31, 2013 decreased by 26%, or $6.7 million, as compared to the same period in fiscal 2013, primarily attributable to the following: (a) lower unit sales of Piccolo chemistry analyzers, VetScan hematology instruments and veterinary reagent discs, (b) lower average selling prices of chemistry analyzers and medical reagent discs, (c) higher manufacturing costs of Piccolo chemistry analyzers, and (d) a decrease in unit volume of products sold using our patented Orbos Discrete Lyophilization Process. These decreases in gross profit were partially offset by higher service revenues provided by AVRL. The decrease in gross profit percentage was primarily attributable to (a) lower average selling prices of chemistry analyzers and medical reagent discs and (b) lower unit sales of veterinary reagent discs.

Gross profit during the nine months ended December 31, 2013 decreased by 14%, or $10.0 million, as compared to the same period in fiscal 2013, primarily attributable to the following: (a) lower unit sales of Piccolo chemistry analyzers and veterinary reagent discs, (b) lower average selling prices of Piccolo chemistry analyzers and medical reagent discs, (c) higher manufacturing costs of chemistry analyzers and veterinary reagent discs, and (d) a decrease in unit volume of products sold using our patented Orbos Discrete Lyophilization Process. These decreases in gross profit were partially offset by higher service revenues provided by AVRL. The decrease in gross profit percentage was primarily attributable to (a) lower average selling prices of Piccolo chemistry analyzers and medical reagent discs and (b) lower unit sales of Piccolo chemistry analyzers and veterinary reagent discs.

Research and Development

The following sets forth our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
			Dollar	Percent			Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
Research and development expenses	$3,596	$3,802	$(206)	(5)%	$10,187	$10,348	$(161)	(2)%
Percentage of total revenues	9%	8%			8%	8%

Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products and expenses related to regulatory and quality assurance. Research and development expenses are primarily based on the project activities planned and the level of spending depends on budgeted expenditures. Research and development expenses for the periods presented above are related primarily to new product development and enhancement of existing products in both the medical and veterinary markets.

Research and development expenses decreased during the three months and nine months ended December 31, 2013, as compared to the same period in fiscal 2013, primarily due to decreased personnel-related expenses. Share-based compensation expense included in research and development expenses during the three months ended December 31, 2013 and 2012 was $277,000 and $300,000, respectively, and during the nine months ended December 31, 2013 and 2012 was $859,000 and $854,000, respectively.

We anticipate research and development expenses for fiscal 2014 to remain consistent as a percentage of total revenues, as we develop new products for both the medical and veterinary markets. There can be no assurance, however, that we will undertake such research and development activities in future periods or, if we do, that such activities will be successful or cost effective.

Sales and Marketing

The following sets forth our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
			Dollar	Percent			Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
Sales and marketing expenses	$8,706	$12,373	$(3,667)	(30)%	$28,636	$35,647	$(7,011)	(20)%
Percentage of total revenues	21%	25%			22%	26%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, services related to customer and technical support and costs associated with advertising and marketing of AVRL.

Sales and marketing expenses decreased during the three and nine months ended December 31, 2013, as compared to the same period in fiscal 2013, primarily as a result of the restructuring of our sales and marketing organization within the medical market segment as a result of our distribution partnership with Abbott, which we entered into in October 2012. The restructuring resulted in a decrease in personnel costs due to a sales force reduction and a decrease in sales and marketing spending in the United States medical market segment. Additionally, personnel-related expenses decreased primarily due to lower veterinary business headcount during the three and nine months ended December 31, 2013, as compared to the same period in fiscal 2013. Share-based compensation expense included in sales and marketing expenses during the three months ended December 31, 2013 and 2012 was $433,000 and $613,000, respectively, and during the nine months ended December 31, 2013 and 2012 was $1.7 million and $1.9 million, respectively.

General and Administrative

The following sets forth our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
			Dollar	Percent			Dollar	Percent
	2013	2012	Change	Change	2013	2012	Change	Change
General and administrative expenses	$2,408	$2,210	$198	9%	$8,316	$10,153	$(1,837)	(18)%
Percentage of total revenues	6%	4%			6%	7%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

General and administrative expenses during the three months ended December 31, 2013, as compared to the same period in fiscal 2013, were impacted by an increase in outside services costs, offset by a decrease in personnel-related expenses. General and administrative expenses decreased during the nine months ended December 31, 2013, as compared to the same period in fiscal 2013, primarily attributable to a decrease in legal expenses due to the settlement of our Cepheid patent infringement case in the second quarter of fiscal 2013. Share-based compensation expense included in general and administrative expenses during the three months ended December 31, 2013 and 2012 was $650,000 and $638,000, respectively, and during the nine months ended December 31, 2013 and 2012 was $2.3 million and $1.9 million, respectively.

Gain from Legal Settlement

On September 24, 2012 we resolved our patent infringement litigation with Cepheid. As part of the settlement, the parties agreed to terminate all pending and future claims connected with the litigation in exchange for a one-time payment by Cepheid of $17.3 million, which we recognized as an offset to operating expenses during the second quarter of fiscal 2013.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net, for the periods indicated (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
			Dollar			Dollar
	2013	2012	Change	2013	2012	Change
Interest and other income (expense), net	$235	$293	$(58)	$1,146	$318	$828

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of an unconsolidated affiliate.

Interest and other income (expense), net in the third quarter of fiscal 2014 decreased as compared to the third quarter of fiscal 2013, and increased during the nine months ended December 31, 2013, as compared to the same period in fiscal 2013, primarily attributable to foreign currency exchange rate fluctuations.

Income Tax Provision

The following sets forth our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Income tax provision	$1,636	$2,996	$5,657	$12,707
Effective tax rate	34%	38%	35%	38%

During the three months ended December 31, 2013 and 2012, our income tax provision was $1.6 million, based on an effective tax rate of 34%, and $3.0 million, based on an effective tax rate of 38%, respectively. During the nine months ended December 31, 2013 and 2012, our income tax provision was $5.7 million, based on an effective tax rate of 35%, and $12.7 million, based on an effective tax rate of 38%, respectively. The effective tax rates during the three months ended December 31, 2013, as compared to the three months ended December 31, 2012, decreased primarily due to reinstatement of federal research tax credits on January 2, 2013 and a reduction in state tax expense, partially offset by an increase in non-deductible share-based compensation expense. The effective tax rates during the nine months ended December 31, 2013, as compared to the nine months ended December 31, 2012, decreased primarily due to (a) reinstatement of federal research tax credits on January 2, 2013, (b) a reduction in state tax expense and (c) a discrete tax expense of approximately $6.7 million due to a gain from our legal settlement with Cepheid during the second quarter of fiscal 2013, partially offset by an increase in non-deductible share-based compensation expense.

We did not have any unrecognized tax benefits as of December 31, 2013 and March 31, 2013. During the three and nine months ended December 31, 2013 and 2012, we did not recognize any interest or penalties related to unrecognized tax benefits.

In September 2013, the U.S. Department of the Treasury issued final regulations on the deduction and capitalization of expenditures related to tangible property for income tax purposes. These regulations will apply to the Company’s fiscal year starting April 1, 2014. The Company is currently assessing the financial statement impact of these regulations.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at December 31, 2013 and March 31, 2013 (in thousands, except percentages):

	December 31,	March 31,
	2013	2013
Cash and cash equivalents	$84,269	$54,910
Short-term investments	17,561	23,354
Long-term investments	10,545	17,000
Total cash, cash equivalents and investments	$112,375	$95,264
Percentage of total assets	53%	47%

At December 31, 2013, we had net working capital of $151.1 million compared to $132.9 million at March 31, 2013.

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities for the nine months ended December 31, 2013 and 2012 were as follows (in thousands):

	Nine Months Ended
	December 31,
	2013	2012
Net cash provided by operating activities	$27,153	$26,138
Net cash provided by (used in) investing activities	7,527	(4,157)
Net cash used in financing activities	(5,755)	(20,188)
Effect of exchange rate changes on cash and cash equivalents	434	(209)
Net increase in cash and cash equivalents	$29,359	$1,584

Cash and cash equivalents at December 31, 2013 were $84.3 million compared to $54.9 million at March 31, 2013. The increase in cash and cash equivalents during the nine months ended December 31, 2013 was primarily due to net cash provided by operating activities of $27.2 million and proceeds from maturities and redemptions of investments of $19.8 million. The increase was partially offset by purchases of investments of $8.0 million, payments made for tax withholdings related to net share settlements of restricted stock units of $4.7 million, purchases of property and equipment of $4.3 million and repurchases of common stock of $3.0 million during the nine months ended December 31, 2013.

Cash Flows from Operating Activities

During the nine months ended December 31, 2013, we generated $27.2 million in cash from operating activities, compared to $26.1 million during the nine months ended December 31, 2012. The cash provided by operating activities during the nine months ended December 31, 2013 was primarily the result of net income of $10.4 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $5.5 million and share-based compensation expense of $5.7 million, partially offset by a decrease of $1.8 million related to excess tax benefits from share-based awards.

Other changes in operating activities during the nine months ended December 31, 2013 were as follows:

•	Receivables, net decreased by $11.5 million, from $40.0 million at March 31, 2013 to $28.5 million as of December 31, 2013, primarily due to higher sales in the last month of the quarter ended March 31, 2013.

•	Inventories increased by $2.6 million, from $26.8 million at March 31, 2013 to $29.4 million as of December 31, 2013, primarily due to lower sales during the nine month period ended December 31, 2013.

•	Prepaid expenses and other current assets increased by $892,000, from $3.3 million at March 31, 2013 to $4.2 million as of December 31, 2013, primarily due to (a) an increase in prepayments related to services and (b) an increase in prepaid taxes due to the timing of estimated income tax payments.

•	Net current deferred tax assets increased by $556,000, from $4.6 million at March 31, 2013 to $5.1 million as of December 31, 2013, primarily due to the timing for the deduction of reserves and accruals.

•	Accounts payable decreased by $1.5 million, from $8.1 million at March 31, 2013 to $6.6 million as of December 31, 2013, primarily due to the timing and payment of services and inventory purchases.

•	Accrued payroll and related expenses decreased by $320,000, from $6.3 million at March 31, 2013 to $5.9 million as of December 31, 2013, primarily due to a reduction in accrued bonus at December 31, 2013 because qualifiers for bonus payments were not met in the third quarter of fiscal 2014, partially offset by higher accrued payroll from timing of payments.

•	Other accrued liabilities decreased by $400,000, from $2.8 million at March 31, 2013 to $2.4 million as of December 31, 2013, primarily due to higher customer incentive programs during the quarter ended March 31, 2013 and timing of payments.

•	As of December 31, 2013 and March 31, 2013, the current portion of deferred revenue was $1.3 million and $1.4 million, respectively, and the non-current portion of deferred revenue was $4.2 million and $3.8 million, respectively. Net current and non-current deferred revenue increased by $384,000. The changes in deferred revenue balances were primarily attributable to an increase in extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments in the first six months of fiscal 2014, partially offset by deferred revenue recognized ratably over the life of the maintenance contracts.

•	As of December 31, 2013 and March 31, 2013, the current portion of warranty reserve was $1.1 million and $995,000, respectively, and the non‑current portion of warranty reserve was $777,000 and $389,000, respectively. Net current and non‑current warranty reserve increased by $494,000. Warranty reserve is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs. During the three months ended December 31, 2013 we changed the standard warranty obligations on certain instruments from three to five years. The increase in the standard warranty obligation did not result in a material impact on our warranty reserves during the period. The increase in accrued warranty reserve from March 31, 2013 to December 31, 2013 is primarily due to an increase in the number of instruments in standard warranty. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

We anticipate that we will incur incremental additional costs to support our future operations, including further additional pre-clinical testing and clinical trials for our current and future products; research and design costs related to the continuing development of our current and future products; acquisition of capital equipment for our manufacturing facility and costs to operate AVRL.

Cash Flows from Investing Activities

Net cash provided by investing activities during the nine months ended December 31, 2013 totaled $7.5 million, compared to net cash used in investing activities of $4.2 million during the nine months ended December 31, 2012. Changes in investing activities were as follows:

•	Cash provided by proceeds from maturities and redemptions of investments in certificates of deposit, corporate bonds and municipal bonds totaled $19.8 million during the nine months ended December 31, 2013. Cash used to purchase investments in certificates of deposit and corporate bonds totaled $8.0 million during the nine months ended December 31, 2013.

•	Our capital expenditures totaled $4.3 million during the nine months ended December 31, 2013, primarily to increase our manufacturing capacity and support our AVRL operations and growth in our veterinary business in North America. We expect to continue to make significant capital expenditures as necessary in the normal course of our business.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended December 31, 2013 totaled $5.8 million, compared to net cash used in financing activities of $20.2 million during the nine months ended December 31, 2012. The changes during the nine months ended December 31, 2013 were primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $4.7 million and repurchases of common stock of $3.0 million, partially offset by excess tax benefits from share-based awards of $1.8 million.

Share Repurchase Program

Between August 2011 and January 2012, the Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock. In July 2013, the Board of Directors approved a $12.3 million increase to its existing share repurchase program to a total of $67.3 million. As of December 31, 2013, $37.0 million was available to purchase common stock under our share repurchase program. Since the share repurchase program began, through December 31, 2013, we have repurchased 1.3 million shares of our common stock at a total cost of $30.3 million, including commission expense. During the three and nine months ended December 31, 2013, we repurchased 86,000 shares for $3.0 million at an average cost of $34.58 per share, including commission expense. During the three and nine months ended December 31, 2012, we did not repurchase any of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

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

Contractual Obligations

Purchase Commitments. We have purchase commitments, comprising of supply and inventory related agreements, totaling approximately $12.8 million as of December 31, 2013. These purchase order commitments include our purchase obligations with SMB of Denmark to purchase VSpro specialty analyzers and related cartridges and Diatron MI PLC of Hungary to purchase Diatron hematology instruments.

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of December 31, 2013, our short-term and long-term notes payable balances were $100,000 and $606,000, respectively, and we recorded the short-term balance in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of December 31, 2013.

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

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of our directors in the United States District Court for the Northern District of California alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units. The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees. In addition, the plaintiff sought, and on October 23, 2012 the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made. The Company filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan. The defendants have filed motions to dismiss the claims. On October 1, 2013, before the court ruled on the motions to dismiss, the parties notified the court that they had reached a settlement of the lawsuit. On January 16, 2014, the parties entered into a Stipulation of Settlement, and the following day, the plaintiff filed a motion for preliminary approval of the settlement. The court has not yet scheduled a hearing on the plaintiff’s motion for preliminary approval. The parties have agreed, subject to court approval, that the claims against the defendants will be dismissed with prejudice and will be granted the release of certain known or unknown claims that have been or could have been brought later in the court arising out of the same allegations. Abaxis has agreed that if the proposed settlement terms are approved by the court, it will adopt certain corporate governance measures, such measures to be in effect for at least five years. The settlement is not contingent on the payment of any attorney’s fee award; however, the plaintiff has indicated that it will petition the court for an attorney’s fee award. We believe that any attorney’s fees that would be awarded to plaintiff’s counsel would not have a material adverse effect on Abaxis, our consolidated financial position or our results of operations.

We are involved from time to time in various litigation matters in the normal course of business. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933. In addition, we identified no variable interests in any variable interest entities.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments. Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. At December 31, 2013, our short-term and long-term investments totaled $17.6 million and $10.5 million, respectively, consisting of investments in certificates of deposit, corporate bonds and municipal bonds.

As of December 31, 2013, we had $21.5 million in investments classified as held-to-maturity and carried at amortized cost. We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at December 31, 2013 until maturity and therefore, we believe we have no material exposure to interest rate risk. As of December 31, 2013, our investments classified as available-for-sale totaled $6.6 million, which we recorded at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of any tax effects, in shareholders’ equity. A sensitivity analysis assuming a hypothetical 10% movement in interest rates applied to our total investment balances at December 31, 2013 indicated that such market movement would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during fiscal 2013 or during the three and nine months ended December 31, 2013.

As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments. In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Accounting Standards Codification 815, “Derivatives and Hedging.”

Investment in a Privately Held Company

In February 2011, we purchased a 15% equity ownership interest in SMB, a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use, for $2.8 million in cash. SMB, based in Farum, Denmark, has been the original equipment manufacturer of our VetScan VSpro point-of-care specialty analyzer since 2008. The investment is recorded in “Investment in Unconsolidated Affiliate” in our consolidated balance sheets and we use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. As of December 31, 2013, the total carrying amount of our investment in SMB was $2.7 million. The investment is inherently risky and we could lose our entire investment in this company. To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

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

Other than the foregoing, there have been no material changes in our market risk during the three months ended December 31, 2013 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated that the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of December 31, 2013. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of our directors in the United States District Court for the Northern District of California alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units. The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees. In addition, the plaintiff sought, and on October 23, 2012 the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made. The Company filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan. The defendants have filed motions to dismiss the claims. On October 1, 2013, before the court ruled on the motions to dismiss, the parties notified the court that they had reached a settlement of the lawsuit. On January 16, 2014, the parties entered into a Stipulation of Settlement, and the following day, the plaintiff filed a motion for preliminary approval of the settlement. The court has not yet scheduled a hearing on the plaintiff’s motion for preliminary approval. The parties have agreed, subject to court approval, that the claims against the defendants will be dismissed with prejudice and will be granted the release of certain known or unknown claims that have been or could have been brought later in the court arising out of the same allegations. Abaxis has agreed that if the proposed settlement terms are approved by the court, it will adopt certain corporate governance measures, such measures to be in effect for at least five years. The settlement is not contingent on the payment of any attorney’s fee award; however, the plaintiff has indicated that it will petition the court for an attorney’s fee award. We believe that any attorney’s fees that would be awarded to plaintiff’s counsel would not have a material adverse effect on Abaxis, our consolidated financial position or our results of operations.

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

Additionally, we rely on several information systems to keep financial records, process customer orders, manage inventory, process shipments to customers and operate other critical functions. Information technology system failures, network disruptions and breaches of data security could disrupt our operations. If we were to experience a system disruption in the information technology systems that enable us to interact with customers and suppliers, it could result in the loss of sales and customers, delays or cancellation of orders, impeding the manufacture or shipment of products, processing transactions and reporting financial results and significant incremental costs. While management has taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure or data security breach, will not have a material adverse effect on our business, financial condition, and operating results. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

We are not able to predict sales in future quarters and a number of factors affect our periodic results, which may result in significant variance in our quarterly operating results and may negatively impact our stock price.

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

The sales cycle for our products can fluctuate, which may cause revenue and operating results to vary significantly from period to period. We believe this fluctuation is primarily due (i) to seasonal patterns in the decision making processes by our independent distributors and direct customers, (ii) to inventory or timing considerations by our distributors and (iii) on the purchasing requirements of the U.S. government to acquire our products. Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful. In the future, our periodic operating results may vary significantly depending on, but not limited to, a number of factors, including:

•	new product or service announcements made by us or our competitors;

•	changes in our pricing structures or the pricing structures of our competitors;

•	the sales performance of our independent distributors;

•	excess inventory levels and inventory imbalances at our independent distributors;

•	our ability to develop, introduce and market new products or services on a timely basis, or at all;

•	our manufacturing capacities and our ability to increase the scale of these capacities;

•	the mix of sales among our instruments, consumable products and services;

•	the amount of our research and development and sales, general and administrative expenses; and

•	changes in our strategies.

As a result, it is likely that in some periods our operating results will not meet investor expectations or those of public market analysts. Any unanticipated change in revenues or operating results is likely to cause our stock price to fluctuate since such changes reflect new information available to investors and analysts. Any fluctuations in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our common stock.

In the United States, we rely on Abbott as our exclusive distributor in the medical market to sell our products. Our dependency on Abbott means that any failure to successfully develop products and maintain this relationship could adversely affect our business.

Abbott has the exclusive right to sell and distribute our Piccolo Xpress chemistry analyzer and associated consumables in the United States professionally-attended human healthcare market, excluding sales and distribution to Catapult Health LLC and specified customer segments, which includes pharmacy and retail store clinics, shopping malls and contract research organizations (CROs) and cruise ship lines. As a result of the Abbott Agreement, we no longer have control over the marketing and sale of our primary medical products into most of the U.S. medical market and are dependent upon the efforts and priorities of Abbott in promoting and creating a demand for such products in such market. Should these efforts be unsuccessful, our business, financial condition and results of operations are likely to be adversely affected. Specifically, we do not have any control over pricing, inventory levels, distribution efforts and other factors that may impact the level of sales achieved, timing of revenue recognized and other adjustments that may impact our reported sales. Moreover, we are dependent upon Abbott’s forecasts and sales efforts and maintenance of pre-existing sub-distributor agreements that were assigned to Abbott. The transition of this U.S. medical business has had an adverse effect on our revenues during the nine months ended December 31, 2013, with respect to lower average selling prices of Piccolo products sold to Abbott and the timing of purchases of our products now sold by Abbott as it integrates our products into its sales process and works through its inventory.

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

We must manage the inventory of our products held by our distributors effectively. Any excess or shortage of inventory held by our distributors could affect our results of operations. Our distributors may increase orders during periods of product shortages and cancel or delay orders if their inventory is too high. They also may adjust their orders in response to the supply of our products, the products of our competitors that are available to them, and in response to seasonal fluctuations in customer demand. Revenues from sales to our distributors generally are recognized based upon shipment of our products to the distributors, net of estimated sales allowances, discounts and rebates. Inventory management remains an area of focus as we balance inventory levels of our instruments and consumables, especially in our United States veterinary market distribution channel, consisting of both national and regional distributors. We must also balance the need to maintain sufficient inventory levels in the distribution channel against the risk of inventory obsolescence because of the shelf life of our consumable products and customer demand. If we ultimately determine that we have excess inventory at our distributors or inventory imbalances in the distribution channel, we may have to reduce our selling prices, which could result in lower gross margins. During the three months ended December 31, 2013, our revenues were adversely impacted in the United States veterinary market by excess channel inventory and inventory imbalances and resulted to a decrease of sales orders from our largest distributors in the veterinary market. The excess channel inventory was created as a result of our distributors not selling our products to end customers at the same rate as they were purchasing products from us. Should our efforts to monitor and manage channel inventory be unsuccessful, our business, financial condition and results of operations are likely to be adversely affected.

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

We use several key components that are currently available from limited or sole sources as discussed below.

•	Blood Chemistry Analyzer Components: Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of suppliers, including certain components from single source suppliers, Hamamatsu Corporation and UDT Sensors (a division of OSI Optoelectronics). Our analyzers also use a printer that is primarily made by Seiko North America Corporation. The loss of the supply of any of these components could force us to redesign our blood chemistry analyzers.

•	Reagent Discs: Two injection-molding manufacturers, C. Brewer Co., a division of Balda AG, and Nypro, Inc., currently make the molded plastic discs that, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require. To date, we have only qualified these two manufacturers to manufacture the molded plastic discs.

•	Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the reagents and dry reagent chemistry beads that are either inserted in our reagent discs, lateral flow rapid tests or sold as stand-alone products: Amano Enzyme USA Co., Ltd., Kikkoman Corporation Biochemical Division, Microgenics Corporation, a division of Thermo Fisher Scientific, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., SA Scientific Co., Sekisui Diagnostics (formerly Genzyme Diagnostics), Sigma Aldrich Inc. and Toyobo Specialties.

We market original equipment manufacturer supplied products that are currently available from limited sources as discussed below.

•	Hematology Instruments and Reagent Kits: Our VetScan hematology instruments are manufactured by Diatron in Hungary and are purchased by us as a completed instrument. In addition, currently, we have qualified two suppliers to produce the reagent kits for our hematology instruments: Clinical Diagnostic Solutions, Inc. and Diatron.

•	VSpro Specialty Analyzers and Cartridges: Our VetScan VSpro specialty analyzers and cartridges are manufactured by Scandinavian MicroBiodevices APS (“SMB”) in Denmark and are purchased by us as completed products.

•	i-STAT Analyzers and Cartridges: Our VetScan i-STAT 1 analyzers and cartridges are manufactured by Abbott and are purchased by us as completed products.

We currently have purchase obligations with SMB to purchase VSpro specialty analyzers and related cartridges and Diatron to purchase Diatron hematology instruments. However, we primarily operate on a purchase order basis with most of our suppliers and, therefore, these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices. Although we believe that there may be potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above and cannot assure you we would be able to enter into arrangements with additional vendors on favorable terms, or at all. For the suppliers of original equipment manufactured products that we have long-term contracts with, there can be no assurance that these suppliers will always fulfill their obligations under these contracts, or that any suppliers will not experience disruptions in their ability to supply our requirements for products. In addition, under some contracts with suppliers we have minimum purchase obligations and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts.

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

As of December 31, 2013, 62 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 36 patents have been issued and 11 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

As of December 31, 2013, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 27 reagent tests that we have on 16 reagent discs. We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures. Although the requirement is met by our determination in the first instance that we may receive 510(k) clearance, the FDA may review and disagree with our assessment or require us to meet significant postmarketing requirements. These new test products are crucial for our continued success in the human medical market. If we do not receive 510(k) clearance for a particular product, we will not be able to timely market that product in the United States, if at all, and the inability to market a new product based on our projected forecasts could harm our future sales.

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

We may be subject to litigation for a variety of claims, which could adversely affect our results of operations, harm our reputation or otherwise negatively impact our business.

In addition to product liability claims, we and our directors and officers may be subject to claims arising from our normal business activities. These may include claims, suits, and proceedings involving shareholder and fiduciary matters, intellectual property, labor and employment, wage and hour, commercial and other matters, such as the suit filed by the St. Louis Police Retirement System litigation described under “Legal Proceedings” in Part II, Item 1 of this report. The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims. Any adverse determination related to litigation could adversely affect our results of operations, harm our reputation or otherwise negatively impact our business. In addition, depending on the nature and timing of any such dispute, a resolution of a legal matter could materially affect our future results of operations, our cash flows or both.

Our stock price is highly volatile and investing in our stock involves a high degree of risk, which could result in substantial losses for investors.

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended December 31, 2013, the closing sale prices of our common stock on the NASDAQ Global Market ranged from $32.40 to $41.80 per share and the closing sale price on December 31, 2013, was $40.012 per share. During the last eight fiscal quarters ended December 31, 2013, our stock price closed at a high of $51.41 per share on July 11, 2013 and a low of $25.97 per share on February 15, 2012. Many factors may affect the market price of our common stock, including:

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

In the past, stockholders have filed securities class action litigation following periods of market volatility. If we were to become involved in such securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business. Because our stock price is so volatile, investing in our common stock is highly risky. A potential investor must be able to withstand the loss of his entire investment in our common stock.

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

For our international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products less competitive in international markets. For our sales denominated in foreign currencies, we are subject to fluctuations in exchange rates between the U.S. dollar and the particular foreign currency and changes in such exchange rates could materially impact our reported results of operations and distort period to period comparisons. Our operating results could also be adversely affected by the seasonality of international sales and the economic conditions of our overseas markets.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to purchases of common stock of Abaxis made during the three months ended December 31, 2013 by Abaxis, as defined in Exchange Act Rule 10b-18(a)(3):

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or approximate dollar value) of Shares that May Yet be Purchased Under the Plans or Programs
Month #1 (October 1, 2013 to October 31, 2013)	44,231	$34.20	44,231	$38,487,000
Month #2 (November 1, 2013 to November 30, 2013)	41,975	$34.94	41,975	$37,020,000
Month #3 (December 1, 2013 to December 31, 2013)	-	$-	-	$37,020,000
Total	86,206	$-	86,206

(1) Between August 2011 and January 2012, our Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock. In July 2013, our Board of Directors approved a $12.3 million increase to our existing share repurchase program to a total of $67.3 million. As of December 31, 2013, $37.0 million was available to purchase common stock under our share repurchase program. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired. Our share repurchase program is perpetual.

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

3.3	By-laws (Filed with the Securities and Exchange Commission as Exhibit 3.2 to our Quarterly Report on Form 10-Q on February 12, 2003 (SEC File No. 000-19720) and incorporated herein by reference.)
3.4
Amendment to the By-laws (Filed with the Securities and Exchange Commission as Exhibit 3.1 to our Current Report on Form 8-K on July 30, 2007 (SEC File No. 000-19720) and incorporated herein by reference.)

4.1
Registration Rights Agreement, dated as of March 29, 2002 (Filed with the Securities and Exchange Commission as Exhibit 4.4 to our Current Report on Form 8-K on May 13, 2002 (SEC File No. 000-19720) and incorporated herein by reference.)

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

ABAXIS, INC.
(Registrant)

Date: February 10, 2014	BY:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 10, 2014	BY:	/s/ Alberto R. Santa Ines
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

3.3	By-laws (Filed with the Securities and Exchange Commission as Exhibit 3.2 to our Quarterly Report on Form 10-Q on February 12, 2003 (SEC File No. 000-19720) and incorporated herein by reference.)
3.4
Amendment to the By-laws (Filed with the Securities and Exchange Commission as Exhibit 3.1 to our Current Report on Form 8-K on July 30, 2007 (SEC File No. 000-19720) and incorporated herein by reference.)

4.1
Registration Rights Agreement, dated as of March 29, 2002 (Filed with the Securities and Exchange Commission as Exhibit 4.4 to our Current Report on Form 8-K on May 13, 2002 (SEC File No. 000-19720) and incorporated herein by reference.)

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