Form 10-K
period 2014-03-31
ABAXIS INC
filed 2014-05-30
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-19720

ABAXIS, INC.
(Exact name of registrant as specified in its charter)

California	77-0213001
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3240 Whipple Road, Union City, California	94587
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (510) 675-6500
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Each Exchange on Which Registered
Common Stock, no par value	NASDAQ Global Select Market

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of Abaxis as of September 30, 2013, the last business day of the second fiscal quarter, based upon the closing price of such stock on the NASDAQ Global Select Market on September 30, 2013, was $739,283,000.  For purposes of this disclosure, 4,766,000 shares of common stock held by persons who hold more than 10% of the outstanding shares of the registrant’s common stock and shares held by executive officers and directors of the registrant have been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive for any other purpose.

As of May 27, 2014, there were 22,458,000 shares of the registrant’s common stock outstanding.

Abaxis, Inc.
Annual Report on Form 10-K
For The Fiscal Year Ended March 31, 2014

PART I

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Sections 21E of the Securities Exchange Act of 1934, as amended that reflect Abaxis’ current view with respect to future events and financial performance.  In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might,” and similar expressions identify forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, that could cause actual results to differ materially from historical results or those anticipated.  Such risks and uncertainties relate to our manufacturing operations, including the vulnerability of our manufacturing operations to potential interruptions and delays and our ability to manufacture products free of defects, fluctuations in our quarterly results of operations and difficulty in predicting future results, the transition of our U.S. medical sales to Abbott Point of Care, Inc. (“Abbott”), the performance of our independent distributors, our ability to manage the inventory levels of our distributors effectively, our dependence on certain sole or limited source suppliers, market acceptance of our products and services, expansion of our sales, marketing and distribution efforts, dependence on key personnel, the ability of AVRL to compete effectively, the protection of our intellectual property and claims of infringement of intellectual property asserted by third parties, and other risks detailed under “Risk Factors” in this Annual Report on Form 10-K.

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

Item 1.  Business

General

Abaxis, Inc. is a worldwide developer, manufacturer and marketer of portable blood analysis systems that are used in a broad range of medical specialties in human or veterinary patient care to provide clinicians with rapid blood constituent measurements.  Our mission is to improve the efficiency of care delivery to and the quality of life of patients in the medical and veterinary markets.  We provide leading edge technology, tools and services that support best medical practices, enabling physicians and veterinarians to respond to the health needs of their clients at the point of care while operating economical and profitable practices.

Our primary products and services are as follows:

•	point-of-care diagnostic instruments and consumables used in the medical market;
•	point-of-care diagnostic instruments and consumables used in the veterinary market; and
•	veterinary reference laboratory diagnostic and consulting services for veterinarians provided by Abaxis Veterinary Reference Laboratories (“AVRL”).

Abaxis is a California corporation and was incorporated in 1989.  Since our company’s formation, our sales have increased in part due to the increased installed base of our blood chemistry analyzers and the expansion of test methods that we provide to the medical and veterinary markets.  Additionally, over the past several years, we have expanded our diagnostic products and service offerings in the veterinary market.  While we offer our direct customers a range of diagnostic products and services, our business and revenue model is focused on recurring revenue.  Recurring revenues consist primarily of consumable revenue.  We believe that the breadth of our product portfolio enables us to compete in the worldwide healthcare market.

When used in this report, the terms “we,” “us,” “our,” “the Company” and “Abaxis” refer to Abaxis, Inc. and our subsidiary.  Our fiscal year ends on March 31, and accordingly, the terms “fiscal 2014,” “fiscal 2013” and “fiscal 2012” in this report refer to the years ended March 31, 2014, 2013 and 2012, respectively.

Business Segments and Products

We manage our business in two reportable business segments, the medical market and the veterinary market, which are based on the diagnostic products sold and services provided by market and customer group.  For products that we sell that are not specifically identified to any particular business segment, we categorize the revenue as Other.  A description of our business segments is set forth below.  Financial information regarding our reportable business segments is included under “Results of Operations” in Item 7 of this report and Note 16 to the Consolidated Financial Statements in Item 8 of this report.

Medical Market

Customer Base

Our products sold to the medical market are used by a diverse range of medical specialties requiring accurate, real time results to enable rapid clinical decisions in the area of human diagnostics.  The current customer focus of our medical products include:  physicians’ office practices across multiple specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies, hospital laboratories, military installations (ships, field hospitals and mobile care units) pharmaceutical clinical trials and cruise ship lines.  Revenues in the medical market accounted for 16%, 17% and 19% of our total revenues for fiscal 2014, 2013 and 2012, respectively.

Products

Our point-of-care products in the medical market are comprised of our Piccolo chemistry analyzers and consumable products, as described below.

Piccolo Chemistry Analyzers.  We develop, manufacture and sell the Piccolo Xpress chemistry analyzer for use in human patient care to provide clinicians with rapid blood constituent measurements.  The Piccolo Xpress chemistry analyzer provides on the spot routine multi-chemistry and electrolyte results using a small patient sample size in any treatment setting.  The Piccolo Xpress chemistry analyzer can be operated with minimal training and performs multiple routine general chemistry tests on whole blood, serum or plasma samples.  The system provides test results in approximately 12 minutes with precision and accuracy comparable to a clinical laboratory analyzer.  The Piccolo Xpress analyzer has a sophisticated Intelligent Quality Control (iQC) system and proprietary algorithms that assure quality and dependable results.  We continue to support and service previous versions of our Piccolo chemistry analyzers.

Piccolo Profiles.  We manufacture the Piccolo profiles used with the Piccolo chemistry analyzers.  The Piccolo profiles are packaged as single-use medical reagents, configured to aid in disease diagnosis or monitor disease treatment.  We offer 16 multi-test reagent disc products in the medical market.  The reagent discs offered with our Piccolo chemistry analyzers are as follows:

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

“CLIA waived” means the U.S. Food and Drug Administration (“FDA”) has categorized the test as having waived status with respect to the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”).  See “Government Regulation” in this section for additional information on CLIA.

Veterinary Market

Customer Base

In the veterinary market, our VetScan products serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories.  Revenues in the veterinary market accounted for 82%, 81%, and 78% of our total revenues for fiscal 2014, 2013 and 2012, respectively.

Products

Our product and service offerings in the veterinary market are described below.

VetScan Point-of-Care Blood Chemistry Instruments.  We develop, manufacture and sell the VetScan VS2 chemistry analyzers in the veterinary market segment.  The VetScan VS2 is a chemistry, electrolyte, immunoassay and blood gas analyzer that delivers results from a sample of whole blood, serum or plasma.  The VetScan VS2 chemistry analyzer utilizes Intelligent Quality Control (iQC), consisting of a series of automatic checks that verify the chemistry, optics and electronic functions of the analyzer during each run and ensures that operators in a wide range of environments report only accurate and reliable results.  The system can be operated with minimal training and performs multiple routine general chemistry tests on whole blood, serum or plasma samples.  We continue to support and service previous versions of our VetScan chemistry analyzers.

VetScan Profiles.  The VetScan chemistry analyzers use consumables that we manufacture.  The VetScan profiles are packaged as single-use plastic veterinary reagent discs.  Each reagent disc contains a diluent and all the profiles necessary to perform a complete multi-chemistry blood analysis.  We offer 10 multi-test reagent disc products used in our VetScan chemistry analyzers in the veterinary market as described below.

•	Avian/Reptilian Profile Plus is ideal for measuring analytes that represent the most important areas of concern in avian and reptilian patients.

•	Canine Wellness Profile including Heartworm is ideal for performing a comprehensive wellness chemistry panel and testing for heartworm antigen simultaneously, running wellness exams on canines greater than 7 months of age, implementing a comprehensive wellness program or streamlining existing wellness programs while increasing profit and cost savings and reducing technician time. The panel is offered only on our VetScan VS2.

•	Comprehensive Diagnostic Profile is ideal for providing complete chemistry and electrolyte analysis for pre-anesthetic, general health, ill patient, geriatric and wellness testing.

•	Critical Care Profile Plus is ideal for serial testing, rechecks, fluid therapy and monitoring hospitalized patients.

•	Equine Profile Plus is ideal for routine equine checkups, wellness testing, ill patient diagnostics and prepurchase examinations for equine hospitals, ambulatory practitioners, critical care units and mixed animal hospitals.

•	Kidney Profile Plus is ideal for kidney evaluation and monitoring in cats and dogs of all ages, implementing and streamlining renal function monitoring protocol, reducing technician time, and cost savings. The panel is offered only on our VetScan VS2.

•	Large Animal Profile is ideal for herd health assessment and monitoring, prognostic indicator and diagnostic tool for beef and dairy cattle.

•	Mammalian Liver Profile is ideal for obtaining baseline liver values, diagnosis and monitoring of hepatic disease and monitoring hepatic function while administering nonsteroidal anti-inflammatory drugs (NSAIDs) or other potentially hepatotoxic medications.

•	Prep Profile II is a basic health screen for pre-anesthetic evaluation and testing minimal values for baselines of young, healthy patients or recheck profile for some disease states.

•	Thyroxine (T4) / Cholesterol Profile is ideal for routine screening of hypothyroidism in dogs and diagnostic for hyperthyroidism in cats, titrating and monitoring patients on thyroid hormone replacement therapy or patients being treated for hyperthyroid disease.

Hematology Instruments and Consumables.  We market and distribute VetScan hematology instruments and related consumables.  Our VetScan HM5 is a fully automated five-part cell counter offering a comprehensive 22-parameter complete blood count analysis, including direct eosinophil counts and eosinophil percentage, specifically designed for veterinary applications in veterinary clinics, research laboratories, pharmaceutical and biotech companies.

We currently purchase the VetScan HM5 hematology instruments from Diatron MI PLC (“Diatron”) of Budapest, Hungary.  We also continue to support and service our previous versions and current population of hematology instruments comprised of VetScan HM2, VetScan HMII and VetScan HMT.  Our VetScan hematology instruments use consumables consisting of hematology reagent kits which we currently purchase from two suppliers:  Clinical Diagnostic Solutions, Inc. and Diatron.

VSpro Specialty Analyzers and Consumables.  We market and distribute VetScan VSpro, an on-site specialty analyzer, and related consumables.  The VSpro specialty analyzer assists in the diagnosis and evaluation of suspected bleeding disorders, toxicity/poisoning, evaluation of disseminated intravascular coagulation, hepatic disease and in monitoring therapy and the progression of disease states.  We offer two tests, a PT/aPTT combination test and a fibrinogen test, which are used with the VetScan VSpro specialty analyzer, as described below.

•	The VetScan VSpro Coagulation Test includes the evaluation of both the prothrombin time (PT) and the Activated Partial Thromboplastin Time (aPTT). A combination assay (PT and aPTT) for canine and feline coagulation testing is used with the VSpro specialty analyzer to provide results from a single drop of citrated whole blood in minutes prior to surgery.

•	The VetScan VSpro Fibrinogen Test provides quantitative in-vitro determination of fibrinogen levels in equine platelet poor plasma from a citrated stabilized whole blood sample. Fibrinogen is an important parameter that is commonly tested and evaluated as a marker of inflammation in many species, primarily equine and large animals.

We currently purchase the specialty analyzers and related cartridges from Scandinavian Micro Biodevices APS (“SMB”) of Farum, Denmark.

i-STAT Instruments and Consumables.  We market and distribute VetScan i‑STAT analyzers and related consumables.  Our VetScan i‑STAT is a handheld analyzer used to deliver accurate blood gas, electrolyte, chemistry and hematology results in minutes from 2-3 drops of whole blood.  The VetScan i-STAT offers a variety of disposable, single-use cartridges (10) including tests for acid/base analysis, blood gases, chemistry, hematology, electrolytes, and some specialty tests including Lactate, ACT and Cardiac Troponin I.  These cartridges are configured with parameters that can give a clear patient’s condition depending on the clinical situation.  The VetScan i-STAT has reference ranges for cats, dogs and horses.  We currently purchase the VetScan i‑STAT analyzers and related consumables from Abbott.

Rapid Tests.  In the veterinary market, our VetScan Rapid Test product line consists of individual rapid tests that aid in the detection of various specific diseases.  The lateral flow immunoassay technology in the rapid tests provides immediate results.  We offer the following VetScan Rapid Tests in the veterinary market, as described below.

•	The VetScan Canine Heartworm Rapid Test is a rapid test for the qualitative detection of Dirofilaria immitis in canine or feline whole blood, serum or plasma.

•	The VetScan Canine Lyme Rapid Test is a rapid test for the qualitative detection of antibodies to Borrelia burgdorferi in canine whole blood, serum or plasma.

•	The VetScan Canine Parvovirus Rapid Test is a rapid test for the qualitative detection of canine parvovirus antigen in feces.

•	The VetScan Giardia Rapid Test is a rapid test for the qualitative detection of Giardia cyst antigens in canine feces.

Services

Abaxis Veterinary Reference Laboratories.  We provide veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States through AVRL.  AVRL is a full-service reference laboratory testing facility, based in Olathe, Kansas, to complement our full suite of on‑site laboratory instrumentation and rapid diagnostics for in-hospital routine, critical care and emergency medicine laboratory needs.  AVRL offers an extensive menu of tests including chemistry, hematology, endocrinology, serology and microbiology, as well as comprehensive histology and cytology services.  AVRL also provides specialty and esoteric tests across a broad range of species.  Customers submit samples by overnight or courier pick up to our testing facility.  Most test results are typically available the same day or next day while some may take considerably longer which is standard for those types of tests.  We also provide specialized veterinary consultation and advisory services to assist veterinarians in interpreting test results or treatment.  Our specialized consulting services cover 16 different areas including the following:  avian and exotics, internal medicine, oncology, dermatology and neurology.  Additionally, we have a strategic alliance with Kansas State University, K-State Veterinary Diagnostic Lab and Kansas State University Institute for Commercialization (formerly known as National Institute for Strategic Technology Acquisition and Commercialization), to provide veterinary diagnostic and laboratory testing and related services.

Other

We also generate revenues from the sale of products using our patented Orbos Discrete Lyophilization Process (the “Orbos process”) to companies for other applications.  The Orbos process involves flash-freezing a drop of liquid reagent to form a solid bead and then freeze-drying the bead to remove water.  The Orbos beads are stable in dry form and dissolve rapidly in aqueous solutions.  The dry reagents used in our reagent discs are produced using the Orbos process.  This process allows the production of a precise amount of active chemical ingredient in the form of a soluble bead.  We believe that the Orbos process has broad applications in products where delivery of active ingredients in a stable, pre-metered format is desired.

We have a supply contract with Becton, Dickinson and Company (“BD”) for products using the Orbos process.  In January 2011, we entered into a ten year supplier agreement with Becton, Dickinson and Company to supply products using Abaxis’ patented Orbos process.  In our agreement, BD will be subject to purchase minimum quantities on an annual basis to maintain specified pricing based on volume purchasing during each calendar year 2011 through 2021.  Actual purchases by BD in the future will be based on their demand, and therefore, may vary from period to period.  The agreement will expire in January 2021 and can be extended.  From time to time, we license the technology underlying the Orbos process to third parties.  Revenues from these arrangements, however, are unpredictable.

Sales and Marketing

We market and sell our products worldwide by maintaining direct sales forces and through independent distributors.  We primarily sell our veterinary reference laboratory diagnostic and consulting services in the United States through our direct sales force and may enter into arrangements to sell through other channels within North America where appropriate.  Our sales force is primarily located in the United States.  Abaxis Europe GmbH, our wholly-owned subsidiary in Germany, markets and distributes diagnostic systems for medical and veterinary uses in the European market.  Sales and marketing expenses were $37.3 million, $46.9 million and $39.6 million, or 22%, 25% and 25% of our total revenues, in fiscal 2014, 2013 and 2012, respectively.

Distribution within North America

Medical Market

For our products in the human medical market, we employ primarily independent distributors to market our products.  Starting in January 2013, we transitioned the majority of our medical product sales to Abbott as our exclusive distributor in the medical market.  Pursuant to our Exclusive Agreement with Abbott (the “Abbott Agreement”), Abbott obtained the exclusive right to sell and distribute our Piccolo Xpress chemistry analyzers and associated consumables in the professionally-attended human healthcare market in the United States and China (including Hong Kong).  Effective September 2013, we amended the Abbott Agreement to limit Abbott’s territory under such agreement to the United States.  Under the Abbott Agreement, we have certain responsibilities for providing technical support and warranty services to Abbott in support of its marketing and sales efforts.  The initial term of the Abbott Agreement ends on December 31, 2017, and after the initial term, the Abbott Agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date.  Abbott accounted for 10% of our total worldwide revenues in fiscal 2014.

We will continue to sell and distribute these medical products outside of the market segments as to which Abbott has exclusive rights.  Under our Abbott Agreement, we will continue to sell and distribute to Catapult Health LLC and specified customer segments in the United States, including pharmacy and retail store clinics, shopping malls, contract research organizations (“CROs”) and cruise ship lines.

Veterinary Market

For our products in the veterinary market, we employ a combination of direct sales and independent distributors.  Veterinarians are served typically by local distributors, some with national affiliations.  We work with various independent distributors to sell our instruments and consumable products.  In the United States, our distributors, include, among others, Lextron, Inc. (d/b/a Animal Health International), Merritt Veterinary Supplies, Inc., MWI Veterinary Supply, Inc. (“MWI”), Northeast Veterinary Supply, Penn Veterinary Supply, Inc. and Western Medical Supply, Inc.  In Canada, our distributors of veterinary products include the following:  Associated Veterinary Purchasing Co. Ltd., CDMV, Midwest Veterinary Purchasing Cooperative Ltd., Vet Novations, Veterinary Purchasing Company Limited and Western Drug Distribution Center Limited.  In addition to selling through distributors, we also directly supply our VetScan products to large group purchasing organizations, hospital networks and other buying groups in the United States, such as Veterinary Centers of America (VCA), a veterinary hospital chain in North America.  In September 2012, we entered into a non-exclusive distributor agreement with MWI.  MWI was our largest customer in fiscal 2014, accounting for 18% of our total worldwide revenues.

Distribution Outside of North America

Our medical and veterinary products are sold worldwide.  For reporting purposes, we organize our operations outside of North America as follows:  Europe and Asia Pacific and rest of the world.  International revenues accounted for approximately 21%, 18% and 18% of our revenues in fiscal 2014, 2013 and 2012, respectively.  Maintaining and expanding our international presence is an important component of our long-term growth strategy.  Internationally, we use primarily distributors who offer our medical or veterinary diagnostic products in certain countries and markets.  Our international sales and marketing objectives include identifying and defining the market segments in each country by product and then focusing on specific objectives for each segment in each country.  These specific objectives include modification and expansion of distribution and distributor training and monitoring to ensure the attainment of sales goals.

We currently have distributors that carry either our medical or veterinary products in the following countries:  Australia, Austria, Belgium, Czech Republic, Denmark, France, Germany, Hong Kong, India, Indonesia, Ireland, Israel, Italy, Japan, Korea, Macao, the Netherlands, New Zealand, the Philippines, Poland, Portugal, Romania, Russia, Singapore, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates and the United Kingdom.  Our distributor in each of these countries is responsible for obtaining the necessary approvals to sell our new and existing products.  A discussion of the risks associated with our international revenues is included in Item 1A of this Annual Report.  Revenues in Europe accounted for 16%, 14% and 14% of our total revenues for fiscal 2014, 2013 and 2012, respectively.  Revenues in Asia Pacific and rest of the world accounted for 5%, 4% and 4% of our total revenues for fiscal 2014, 2013 and 2012, respectively.

Manufacturing and Suppliers

We manufacture our Piccolo and VetScan blood chemistry instruments and the associated reagent discs at our facility located in Union City, California.  We utilize standardized manufacturing processes, quality control and cost reduction and inventory management programs for our manufacturing operations.  We continue to review our operations and facilities in an effort to reduce costs, increase manufacturing capacity and increase efficiencies.  Our manufacturing activities are concentrated in the following three primary areas:

•	Point-of-Care Blood Chemistry Instruments: Our Piccolo and VetScan systems employ a variety of components designed or specified by us, including a variable speed motor, microprocessors, a liquid crystal display, a printer, a spectrophotometer and other electronic components. These components are manufactured by several third-party suppliers that have been qualified and approved by us and then assembled by our contract manufacturers. The components are assembled at our facility into the finished product and completely tested to ensure that the finished product meets product specifications. Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of suppliers, including certain components from our single-source supplier, Hamamatsu Corporation. Our analyzers also use a printer that is primarily made by Seiko North America Corporation.

•	Reagent Discs: The molded plastic discs used in the manufacture of the reagent disc are manufactured to our specifications by established injection-molding manufacturers. To achieve the precision required for accurate test results, the discs must be molded to very strict tolerances. To date, we have qualified two injection-molding manufacturers, C. Brewer & Co., a division of Balda AG, and Nypro, Inc. to make the molded plastic discs that, when loaded with reagents and welded together, form our reagent disc products. We assemble the reagent discs by loading the molded plastic discs with reagents and then ultrasonically welding together the top and bottom pieces.

•	Reagent Beads and Reagents: Our reagent discs contain dry reagent chemistry beads and diluents to perform blood analyses. Lateral flow rapid tests contain reagents and diluents necessary to perform blood analyses. We purchase chemicals from third-party suppliers and formulate the raw materials, using proprietary processes, into beads at the proper concentration and consistency to facilitate placement in the reagent disc and provide homogeneous dissolution and mixing when contacted by the diluted sample. We are dependent on the following companies who are our single source providers of one or more chemicals that we use in the reagent production process: Amano Enzyme USA Co., Ltd., Kikkoman Corporation Biochemical Division, Microgenics Corporation, a division of Thermo Fisher Scientific, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., SA Scientific Co., Sekisui Diagnostics, Sigma Aldrich Inc. and Toyobo Specialties.

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

In our veterinary market, we also market instruments and consumables that are manufactured by third parties and we rely on third parties to supply us with these specific products.  These original manufacturer-supplied products are currently available from limited sources as discussed below.

•	Hematology Instruments and Reagent Kits: Our VetScan hematology instruments are manufactured by Diatron in Hungary and are purchased by us as a completed instrument. In addition, we currently have qualified two suppliers to produce the reagent kits for our hematology instruments: Clinical Diagnostic Solutions, Inc. and Diatron. Through our current development and supply agreement with Diatron, we have annual purchase requirements on the hematology instruments through fiscal year 2015.

•	VSpro Specialty Analyzers and Cartridges: Our VetScan VSpro specialty analyzers and cartridges are manufactured by SMB in Denmark and are purchased by us as completed products. Under our amended equipment manufacturing agreement with SMB effective January 2014, we have annual purchase requirements on the VSpro specialty analyzers and related cartridges during each calendar year from 2014 through 2016.

•	i-STAT Analyzers and Cartridges: The VetScan i-STAT 1 analyzers and cartridges are manufactured by Abbott and are purchased by us as completed products. We are subject to minimum purchase and minimum sales requirement if we want to maintain as an exclusive distributor of the related products. The initial term of the agreement ends in December 2014, and after this initial term, our agreement continues automatically for successive one-year periods unless terminated by either party.

•	Rapid Tests: Substantially all of our VetScan Rapid Tests are manufactured by a single source supplier.

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

Competition

Competition in the human medical and veterinary diagnostic markets is intense.  The diagnostic market is a well-established field in which there are a number of competitors that have substantially greater financial resources and larger, more established marketing, sales and service organizations than we do.  We compete primarily with the following organizations:  commercial clinical laboratories, hospitals’ clinical laboratories and manufacturers of bench top multi-test blood analyzers and other testing systems that health care providers can use “on-site.”

Historically, hospitals and commercial laboratories perform most of the human diagnostic testing, and veterinary specialized commercial laboratories perform most of the veterinary medical testing.  We have identified five principal factors that we believe customers typically use to evaluate our products and those of our competitors.  These factors include the following:  range of tests offered, immediacy of results, cost effectiveness, ease of use and reliability of results.  We believe that we compete effectively on each of these factors except for the range of tests offered.  Clinical laboratories are effective at processing large panels of tests using skilled technicians and complex equipment.  Currently, while our offering of instruments and reagent discs does not provide the same broad range of tests as hospitals and commercial laboratories, we believe that in certain markets, our products provide a sufficient breadth of test menus to compete successfully with clinical laboratories given the advantages of our products with respect to the other four factors.

Our principal competitors in the point-of-care human medical diagnostic market are Alere, Alfa Wassermann S.P.A., Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.) and F. Hoffmann-La Roche Ltd.  Additionally, in certain segments of the human medical diagnostic market, we compete with Abbott’s i-STAT division.  Many of our competitors in the human medical diagnostic market have significantly larger product lines to offer and greater financial and other resources than we do.  In particular, many of these competitors have large sales forces and well-established distribution channels and brand names.

Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation.  Idexx has a larger veterinary product line and sales force than we do and a well-established distribution network and brand name.  Our veterinary reference laboratory, AVRL, competes in the commercial laboratory arena nationwide with a full menu of laboratory diagnostics.  We differentiate our services on the following factors:  range of tests offered, turnaround time, cost effectiveness and reliability of results.  AVRL’s principal competitors are Idexx Laboratories, Inc and Antech Diagnostics, a division of VCA Antech, Inc.

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

FDA Regulation of Human Medical Devices

Our Piccolo products are in vitro diagnostic medical devices subject to regulation by the FDA, under the Federal Food, Drug, and Cosmetic Act (“FDCA”).  Medical devices, to be commercially distributed in the United States, must receive either 510(k) premarket clearance or Premarket Approval (“PMA”) from the FDA prior to marketing.  Devices deemed to pose relatively less risk are placed in either class I or II, which generally requires the manufacturer to submit a premarket notification requesting permission for commercial distribution; this is known as 510(k) clearance.  Most lower risk, or class I, devices are exempted from this requirement.  Devices deemed by the FDA to pose the greatest risk, such as life-sustaining, life supporting or implantable devices, or devices deemed not substantially equivalent to a previously 510(k) cleared device or a preamendment class III device for which PMA applications have not been called, are placed in class III requiring PMA approval.  The FDA has classified our Piccolo products as class I or class II devices, depending on their specific intended uses and indications for use.

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

As of March 31, 2014, we have received the FDA premarket clearance for our Piccolo chemistry analyzer and 27 reagent tests that we have on 16 reagent discs.  We are currently developing additional tests which we will have to clear with the FDA through the 510(k) notification procedures.  The FDA may disagree with our assessment and require us to seek PMA approval or require us to meet significant postmarketing requirements.

Our Piccolo products are also subject to the Clinical Laboratory Improvement Amendments of 1988 (“CLIA”).  The current CLIA regulations divide laboratory tests into three categories:  “waived,” “moderately complex” and “highly complex.”  We currently offer Basic Metabolic Panel, Comprehensive Metabolic Panel, Electrolyte Panel, General Chemistry 6, General Chemistry 13, Kidney Check, Lipid Panel, Lipid Panel Plus, Liver Panel Plus, MetLyte 8 Panel and Renal Function Panel tests under waived status, which permits untrained personnel to run the Piccolo chemistry analyzer using these tests and thus allows for marketing to more sites (doctors’ offices and other point-of-care environments) than our other products which are subject to the other categories.  For example, five of the tests performed using the Piccolo system are in the “moderately complex” category.  This category requires that any location in which testing is performed be certified as a laboratory.  Hence, we can only sell some Piccolo products to customers who meet the standards of a laboratory, which requires a testing facility to be certified by the Centers for Medicare and Medicaid Services, or CMS and meet the CLIA regulations.  As a result, the market for these non-waived products is more limited.

In March 2014, the FDA granted CLIA waived status for fingerstick draw for total cholesterol, high-density lipoprotein cholesterol and triglycerides blood tests.  As a result, combined with existing CLIA waived tests for liver diagnostics and glucose using fingerstick samples, we now have two complete lipid panels that can be used by healthcare professionals to diagnose, treat and monitor hyperlipidemia patients using a sample obtained from either venous blood or a fingerstick draw.  This enables U.S. healthcare professionals to perform lipid and liver diagnostics, as well as measure glucose levels with a simple fingerstick using the Piccolo chemistry analyzer.

USDA Licensure of Veterinary Biologics

Our rotor-based Canine Heartworm Antigen Test (“CHW”) and our lateral flow Canine Borrelia Burgdorferi Antibody Test Kit (rapid test for Lyme disease in dogs) are regulated as veterinary biologics under the Virus, Serum, and Toxin Act of 1913.   Both tests require licensure of both the product and manufacturing facilities.  Biologics products are subject to more extensive testing to establish their purity, safety, potency, and efficacy and any failure to comply with the United States Department of Agriculture’s Animal and Plant Health Inspection Service (APHIS) Center for Veterinary Biologics (CVB) licensure or post-marketing approval requirements can result in the inability to obtain and maintain required licenses for our products and there can be no assurances that our products can be maintained to the required quality levels necessary to continue to market these products.  In addition, we are currently developing additional tests that will be subject to CVB licensure as veterinary biologics and licensure under CVB cannot be assured for these products.

Manufacturing and International Regulations

The 1976 Medical Device Amendment also requires us to manufacture our Piccolo products in accordance with Good Manufacturing Practices guidelines.  Current Good Manufacturing Practice requirements are set forth in the FDA’s Quality System Regulation.  These requirements regulate the methods used in, and the facilities and controls used for the design, manufacture, packaging, storage, installation and servicing of our medical devices intended for human use.  Our manufacturing facility is subject to periodic inspections.  In addition, various state regulatory agencies may regulate the manufacture of our products.

Federal, state, local and international regulations regarding the manufacture and sale of health care products and diagnostic devices may change.  In addition, as we continue to sell in foreign markets, we may have to obtain additional governmental clearances in those markets.  To date, we have complied with what we believe to be all applicable federal, state, local and international regulatory requirements and standards, including those of the FDA, USDA, State of California Food and Drug Branch and International Organization for Standardization for medical devices.

New Products and Research and Development

We are focused on the development of new products and on improvements to existing products.  Research and development activities relate to development of new tests and test methods, clinical trials, product improvements, optimization and enhancement of existing products and expenses related to regulatory and quality assurance.

Our research and development expenses, which consist of personnel costs, consulting expenses and materials and related expenses, were $13.6 million, $13.6 million and $12.2 million, or 8%, 7% and 8% of our total revenues, in fiscal 2014, 2013 and 2012, respectively.  Research and development expense as a percentage of total revenues remained consistent over the same periods, reflecting our continued commitment to invest in long-term growth opportunities.

We anticipate that we will continue to make expenditures for research and development as we seek to provide new products to maintain and improve our competitive position.  We will continue to develop new products and services that we believe will provide further opportunities for growth in the human medical and veterinary markets.  Development of tests for point-of-care diagnostics will be targeted at specific applications based on fulfilling clinical needs.

Patents, Proprietary Technologies and Licenses

Our products sold in both the medical and veterinary markets are based on complex, rapidly-developing technologies.  Some of these technologies are covered by patents that we own and others are owned by third-parties and are used by us under license.

We have pursued the development of a patent portfolio to protect our proprietary technology.  Our policy is to file patent applications to protect technology, inventions and improvements that are important to the development of our business.  We also rely upon trade secrets, trademarks, know-how, continuing technological innovations and licensing opportunities to develop and maintain our competitive position.  As of March 31, 2014, 63 patent applications have been filed on our behalf with the United States Patent and Trademark Office, of which 37 patents have been issued and 11 patents are currently active.  The expiration dates of our active patents with the United States Patent and Trademark Office range from July 2015 to September 2031.  In addition, we have 5 issued and active foreign patents and 30 foreign patent applications pending, of which three are Patent Cooperation Treaty international applications to be filed nationally in foreign countries.

Some of our existing products are manufactured or sold under the terms of license agreements that require us to pay royalties to the licensor based on the sales of products containing the licensed technology.  Under our license agreement with Inverness Medical Switzerland GmbH, now known as Alere Switzerland GmbH (“Alere”), effective in January 2009, we licensed co‑exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace.  The license agreement provides that Alere shall not grant any future rights to any third parties under its current lateral flow patent rights in the animal health diagnostics field in the professional marketplace.  The license agreement enables us to develop and market products under rights from Alere in the animal health and laboratory animal research markets.  In exchange for the license rights, we (i) paid an up-front license fee of $5.0 million to Alere in January 2009, (ii) agreed to pay royalties during the term of the agreement, based solely on sales of products in a jurisdiction country covered by valid and unexpired claims in that jurisdiction under the licensed Alere patent rights, and (iii) agreed to pay a yearly minimum license fee of between $500,000 to $1.0 million per year, which fee will be creditable against any royalties due during such calendar year.  The royalties, if any, are payable through the date of the expiration of the last valid patent licensed under the agreement that includes at least one claim in a jurisdiction covering products we sell in that jurisdiction.  The yearly minimum fees became payable starting in fiscal 2011 for so long as we desire to maintain exclusivity under the agreement.

In January 2011, we entered into two agreements with affiliates of the Kansas State University relating to our establishment of AVRL.  One is a testing services agreement with K-State Diagnostic and Analytical Services, Inc. and the Veterinary Diagnostic Laboratory operated by the Kansas State University (“KDAS/VDL”).  Pursuant to this agreement, KDAS/VDL performs certain diagnostic services for AVRL at our request on a fee-for-services basis.  The initial term of the agreement is five years and may be extended for additional periods if the parties desire to do so.  We have certain rights to terminate this agreement early.  We also entered into a Master Agreement with the Kansas State University Institute for Commercialization (“KSUIC”) and the Kansas State University Research Foundation (“KSURF”), pursuant to which we will pay royalties to KSURF on AVRL sales for ten years.  If our separate testing services agreement expires or is terminated early, the royalty obligations will continue for the full ten-year period, but at a reduced rate.  In connection with these agreements, in January 2011, we issued to KSUIC a warrant to purchase 10,000 shares of our common stock at an exercise price of $3.00 per share and in October 2011, we issued an additional warrant to KSUIC to purchase 20,000 shares of our common stock with an exercise price of $3.00 per share, based on the date that we first received samples from a paying customer for which KDAS/VDL could have performed one or more of the veterinary diagnostic and laboratory testing and related services contemplated by the testing services agreement.  Each warrant vests at a rate of 20% annually from its issuance date and has a term of five years.

Employees

As of March 31, 2014, we employed 520 full-time employees.  None of our employees is covered by a collective bargaining agreement and we consider our relations with our employees to be good.

Information Available to Investors

The Company’s website is www.abaxis.com.  This Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and any amendments hereto and thereto are made available without charge on the Investor Relations section of our website, filed under “SEC Filings”.  These materials are available on the website as soon as reasonably practicable after filing these materials with, or furnishing them to, the Securities and Exchange Commission.  In addition, copies of our reports, proxy statements and other information filed electronically with the SEC may be accessed at http://www.sec.gov.  The public may also submit a written request to the SEC, Office of FOIA/PA Operations, 100 F Street, NE, Washington, DC 20549.  This information may also be obtained by calling the SEC at 202‑551‑8300, by sending an electronic message to the SEC at publicinfo@sec.gov or by sending a fax to the SEC at 202‑772‑9337.

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

Our facilities and manufacturing operations are vulnerable to interruption as a result of natural disasters, system failures and other business disruptions.  Any such interruption may harm our business.

Our business depends on the efficient and uninterrupted operation of our manufacturing operations, which are co-located with our corporate headquarters in Union City, California.  These manufacturing operations are vulnerable to damage or interruption from earthquakes, fire, floods, power loss, telecommunications failures, break-ins and similar events.  A failure of manufacturing operations, be it in the development and manufacturing of our Piccolo or VetScan blood chemistry analyzers or the reagent discs used in the blood chemistry analyzers, could result in our inability to supply customer demand.  We do not have a backup facility to provide redundant manufacturing capacity in the event of a system failure or other significant loss or problem.  Accordingly, if our manufacturing operations in Union City, California were interrupted, we may be required to bring an alternative facility online, a process that could take several weeks to several months or more.  The occurrence of a business disruption could harm our revenue and financial condition and increase our costs and expenses.

We operate and manage our business by relying on several information systems to maintain financial records, process customer orders, manage inventory, process shipments to customers and operate other critical functions.  Information technology system failures, network disruptions and breaches of data security could disrupt our operations.  If we were to experience a system disruption in the information technology systems that enable us to interact with customers and suppliers, it could result in the loss of sales and customers, delays or cancellation of orders, impeding the manufacture or shipment of products, processing transactions and reporting financial results and significant incremental costs.  While management has taken steps to address these concerns by implementing network security and internal control measures, there can be no assurance that a system failure or data security breach will not have a material adverse effect on our business, financial condition and operating results.

Although we carry property and business interruption insurance to insure against the financial impact of certain events of this nature, our coverage may not be adequate to compensate us for all losses that may occur.

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

In the United States, we rely on Abbott as our exclusive distributor in certain medical market to sell our products.  Our dependency on Abbott means that any failure to successfully develop products and maintain this relationship could adversely affect our business.

Abbott has the exclusive right to sell and distribute our Piccolo Xpress chemistry analyzer and associated consumables in the United States professionally-attended human healthcare market, excluding sales and distribution to Catapult Health LLC and specified customer segments, which includes pharmacy and retail store clinics, shopping malls and CROs and cruise ship lines.  As a result of the Abbott Agreement, we no longer have control over the marketing and sale of our primary medical products into most of the U.S. medical market and are dependent upon the efforts and priorities of Abbott in promoting and creating a demand for such products in such market.  Should these efforts be unsuccessful, our business, financial condition and results of operations are likely to be adversely affected.  Specifically, we do not have any control over pricing, inventory levels, distribution efforts and other factors that may impact the level of sales achieved, timing of revenue recognized and other adjustments that may impact our reported sales.  Moreover, we are dependent upon Abbott’s forecasts and sales efforts and maintenance of pre-existing sub-distributor agreements that were assigned to Abbott.  The transition of this U.S. medical business has had an adverse effect on our revenues during fiscal 2014, with respect to lower average selling prices of Piccolo products sold to Abbott and the timing of purchases of our products now sold by Abbott as it integrates our products into its sales process.

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

We must manage the inventory of our products held by our distributors effectively.  Any excess or shortage of inventory held by our distributors could affect our results of operations.  Our distributors may increase orders during periods of product shortages and cancel or delay orders if their inventory is too high.  They also may adjust their orders in response to the supply of our products, the products of our competitors that are available to them, and in response to seasonal fluctuations in customer demand.  Revenues from sales to our distributors generally are recognized based upon shipment of our products to the distributors, net of estimated sales allowances, discounts and rebates.  Inventory management remains an area of focus as we balance inventory levels of our instruments and consumables, especially in our United States veterinary market distribution channel, consisting of both national and regional distributors.  We must also balance the need to maintain sufficient inventory levels in the distribution channel against the risk of inventory obsolescence because of the shelf life of our consumable products and customer demand.  If we ultimately determine that we have excess inventory at our distributors or inventory imbalances in the distribution channel, we may have to reduce our selling prices, which could result in lower gross margins.  During the second half of fiscal 2014, our revenues were adversely impacted in the United States veterinary market by excess channel inventory and inventory imbalances and resulted to a decrease of sales orders from our largest distributors in the veterinary market.  The excess channel inventory was created as a result of our distributors not selling our products to end customers at the same rate as they were purchasing products from us.  Should our efforts to monitor and manage channel inventory be unsuccessful, our business, financial condition and results of operations are likely to be adversely affected.

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

We use several key components that are currently available from limited or sole sources as discussed below.

•	Blood Chemistry Analyzer Components: Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of suppliers, including certain components from our single source supplier, Hamamatsu Corporation. Our analyzers also use a printer that is primarily made by Seiko North America Corporation. The loss of the supply of any of these components could force us to redesign our blood chemistry analyzers.

•	Reagent Discs: Two injection-molding manufacturers, C. Brewer Co., a division of Balda AG, and Nypro, Inc., currently make the molded plastic discs that, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require. To date, we have only qualified these two manufacturers to manufacture the molded plastic discs.

•	Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the reagents and dry reagent chemistry beads that are either inserted in our reagent discs, lateral flow rapid tests or sold as stand-alone products: Amano Enzyme USA Co., Ltd., Kikkoman Corporation Biochemical Division, Microgenics Corporation, a division of Thermo Fisher Scientific, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., SA Scientific Co., Sekisui Diagnostics, Sigma Aldrich Inc. and Toyobo Specialties.

We market original equipment manufacturer supplied products that are currently available from limited sources as discussed below.

•	Hematology Instruments and Reagent Kits: Our VetScan hematology instruments are manufactured by Diatron in Hungary and are purchased by us as a completed instrument. In addition, we currently have qualified two suppliers to produce the reagent kits for our hematology instruments: Clinical Diagnostic Solutions, Inc. and Diatron.

•	VSpro Specialty Analyzers and Cartridges: Our VetScan VSpro specialty analyzers and cartridges are manufactured by SMB in Denmark and are purchased by us as completed products.

•	i-STAT Analyzers and Cartridges: Our VetScan i-STAT 1 analyzers and cartridges are manufactured by Abbott and are purchased by us as completed products.

•	Rapid Tests: Substantially all of our VetScan Rapid Tests are manufactured by a single source supplier.

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

Our future success depends, to a great degree, on the principal members of our management and scientific staff.  The loss of any of these key personnel, including in particular Clinton H. Severson, our President, Chief Executive Officer and Chairman of our Board of Directors, might impede the achievement of our business objectives.  We may not be able to continue to attract and retain skilled and experienced marketing, sales and manufacturing personnel on acceptable terms in the future because numerous medical products and other high technology companies compete for the services of these qualified individuals.  If we are unable to hire and train qualified personnel, we may not be able to maintain or expand our business.  Additionally, if we are unable to retain key personnel, we may not be able to replace them readily or on terms that are reasonable, which also could hurt our business.  We currently do not maintain key man life insurance on any of our employees.

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

As of March 31, 2014, 63 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 37 patents have been issued and 11 patents are currently active.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

We face significant competition.  We may not be able to compete effectively with larger, more established entities or their products, or with future organizations or future products, which could cause our sales to decline.

The diagnostic market is a well-established field in which there are a number of competitors that have substantially greater financial and operational resources and larger, more established marketing, sales and service organizations than we do.  We compete primarily with the following organizations:  commercial clinical laboratories, hospitals’ clinical laboratories, and manufacturers of bench top multi-test blood analyzers and other testing systems that health care providers can use “on-site” (a listing of our competitors is listed below).

Historically, hospitals and commercial laboratories perform most of the human diagnostic testing, and veterinary specialized commercial laboratories perform most of the veterinary medical testing.  We have identified five principal factors that we believe customers typically use to evaluate our products and those of our competitors.  These factors include the following:  range of tests offered, immediacy of results, cost effectiveness, ease of use, and reliability of results.  We believe that we compete effectively on each of these factors except for the range of tests offered.  Clinical laboratories are effective at processing large panels of tests using skilled technicians and complex equipment.  Currently, while our offering of instruments and reagent discs does not provide the same broad range of tests as hospitals and commercial laboratories, we believe that in certain markets, our products provide a sufficient breadth of test menus to compete successfully with clinical laboratories given the advantages of our products with respect to the other four factors.  In addition, we cannot assure you that we will continue to be able to compete effectively on cost effectiveness, ease of use, immediacy of results or reliability of results.  We also cannot assure you that we will ever be able to compete effectively on the basis of range of tests offered.

Our principal competitors in the point-of-care human medical diagnostic market are Alere, Alfa Wassermann S.P.A., Johnson & Johnson (including its subsidiary, Ortho-Clinical Diagnostics, Inc.) and F. Hoffmann-La Roche Ltd.  Additionally, in certain segments of the human medical diagnostic market, we compete with Abbott’s i-STAT division.  Many of our competitors in the human medical diagnostic market have significantly larger product lines to offer and greater financial and other resources than we do.  In particular, many of these competitors have large sales forces and well-established distribution channels and brand names.

Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation.  Idexx has a larger veterinary product line and sales force than we do and a well-established distribution network and brand name.  Consequently, we must develop our distribution channels and significantly expand our direct sales force in order to compete more effectively in these markets.  Our veterinary reference laboratory, AVRL, competes in the commercial laboratory arena nationwide with a full menu of laboratory diagnostics.  We differentiate our services on the following factors:  range of tests offered, turnaround time, cost effectiveness and reliability of results.  AVRL’s principal competitors are Idexx Laboratories, Inc and Antech Diagnostics, a division of VCA Antech, Inc.

Changes in third-party payor reimbursement regulations can negatively affect our business.

By regulating the maximum amount of reimbursement they will provide for blood testing services, third-party payors, such as managed care organizations, pay-per-service insurance plans, and Medicare and Medicaid, can indirectly affect the pricing or the relative attractiveness of our human testing products.  For example, the Centers for Medicare and Medicaid Services (the “CMS”) set the level of reimbursement of fees for blood testing services for Medicare beneficiaries.  If third-party payors decrease the reimbursement amounts for blood testing services, it may decrease the likelihood that physicians and hospitals will adopt point-of-care diagnostics as a viable means of care delivery.  Consequently, we would need to charge less for our products.  If the government and third-party payors do not provide for adequate coverage and reimbursement levels to allow health care providers to use our products, the demand for our products will decrease and our business and financial condition would be harmed.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively,  PPACA, enacted in March 2010, made changes that are expected to significantly impact the medical device industries and clinical laboratories.  Beginning in January 2013, each medical device manufacturer has to pay an excise tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices.  The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% for the calendar years 2011 through 2015 and a productivity adjustment to the CLFS, further reducing payment rates.  Some commercial payors are guided by the CLFS in establishing their reimbursement rates.  Clinicians may decide not to order clinical diagnostic tests if third party payments are inadequate, and we cannot predict whether third-party payors will offer adequate reimbursement for tests utilizing our products to make them commercially attractive.  Changes in healthcare policy, such as the creation of test utilization limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially impact the sales of our tests, increase costs and divert management’s attention from our business. In addition, sales of our tests outside of the United States will subject us to foreign regulatory requirements, which may also change over time.

We may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws and other federal and state laws applicable to our marketing practices.  If we are unable to comply, or have not complied, with such laws, we could face substantial penalties.

Our operations are directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal and state anti-kickback statutes, physician payment transparency laws and false claims laws.  These laws may impact, among other things, our sales and marketing and education programs and require us to implement additional internal systems for tracking certain marketing expenditures and reporting them to government authorities.  In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business.  If our operations are found to be in violation of any of these laws or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations, the exclusion from participation in federal and state healthcare programs and imprisonment, any of which could adversely affect our ability to operate our business and our results of operations.

Approval and/or clearance by the FDA, USDA and foreign regulatory authorities for our products requires significant time and expenditures.

Before we may commercialize our human medical diagnostic products in the United States, we are required to obtain either 510(k) clearance or PMA approval from the FDA, unless an exemption from pre-market review applies.  For our veterinary biologics products, we must obtain approval from the USDA’s CVB.  The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to successfully obtain 510(k) clearance from the FDA or may be subject to the more costly and time-consuming PMA process.

In addition, governmental agencies may change their clearance or approval policies, adopt additional regulations or revise existing regulations, or take other actions which may prevent or delay approval or clearance of our products under development or impact our ability to modify our currently approved or cleared products on a timely basis.  Any delay in, or failure to receive or maintain, clearance or approval for our products could prevent us from generating revenue from these products and adversely affect our business operations and financial results.

The FDA and other regulatory authorities have broad enforcement powers. For example, the manufacture of medical devices must comply with the FDA’s Quality System Regulation, or QSR.  In addition, manufacturers must register their manufacturing facilities, list the products with the FDA, and comply with requirements relating to labeling, marketing, complaint handling, adverse event and medical device reporting, reporting of corrections and removals, and import and export.  The FDA monitors compliance with the QSR and these other requirements through periodic inspections.  If our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement actions that could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands, and could have a material adverse effect on our reputation, business, results of operations and financial condition.  We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

Sales of our products outside the United States are subject to foreign regulatory requirements governing vigilance reporting, marketing approval, manufacturing, product licensing, pricing and reimbursement.  These regulatory requirements vary greatly from country to country.  As a result, the time required to obtain approvals outside the United States may differ from that required to obtain FDA clearance or USDA approval, and we may not be able to obtain foreign regulatory approvals on a timely basis or at all.  Clearance or approval by the FDA does not ensure approval by regulatory authorities in other countries, and approval by one foreign regulatory authority does not ensure clearance or approval by regulatory authorities in other countries or by the FDA.

A recall of our products or the discovery of serious safety issues with our products that leads to corrective actions, could have a significant adverse impact on us.

The FDA, USDA and similar foreign governmental authorities have the authority to require the recall of commercialized products in the event of material deficiencies or defects in design or manufacture of a product or in the event that a product poses an unacceptable risk to health.  Manufacturers may, under their own initiative, recall a product if any material deficiency in a device is found.  A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues.  We are required to report to the FDA any incident in which our product may have caused or contributed to a death or serious injury or in which our product malfunctioned and, if the malfunction were to recur, would likely cause or contribute to death or serious injury.  Repeated product malfunctions may result in a voluntary or involuntary product recall.  Recalls of any of our products would divert managerial and financial resources and have an adverse effect on our reputation, results of operations and financial condition, which could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands.  Moreover, if we do not adequately address problems associated with our devices, we may face additional regulatory enforcement action, including FDA warning letters, product seizure, injunctions, administrative penalties, or civil or criminal fines.  We may also be required to bear other costs or take other actions that may have a negative impact on our sales as well as face significant adverse publicity or regulatory consequences, which could harm our business, including our ability to market our products in the future.

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

We may be subject to substantial claims for defective products under our warranty policy or product liability laws.  In addition, our policy is to credit medical providers for any defective product that we produce, including those reagent discs that are rejected by our Piccolo and VetScan chemistry analyzers.  Therefore, even if a mass defect within a lot or lots of reagent discs were detected by our Piccolo and VetScan chemistry analyzers, the replacement of such reagent discs free of charge would be costly and could materially harm our financial condition.  Further, in the event that a product defect is not detected in our Piccolo chemistry analyzer, our expansion into the human medical market greatly increases the risk that the amount of damages involved with just one product defect would be material to our operations.  Our product liability insurance and cash may be insufficient to cover potential liabilities.  In addition, in the future the coverage that we require may be unavailable on commercially reasonable terms, if at all.  Even with our current insurance coverage, a mass product defect, product liability claim or recall could subject us to claims above the amount of our coverage and would materially adversely affect our business and our financial condition.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future.  During the quarter ended March 31, 2014, the closing sale prices of our common stock on the NASDAQ Global Select Market ranged from $36.29 to $45.01 per share and the closing sale price on March 31, 2014, was $38.88 per share.  During the last eight fiscal quarters ended March 31, 2014, our stock price closed at a high of $51.41 per share on July 11, 2013 and a low of $26.46 per share on April 13, 2012.  Many factors may affect the market price of our common stock, including:

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

Regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions to improve transparency and accountability concerning the supply of tin, tantalum, tungsten and gold, known as conflict minerals, originating from the Democratic Republic of Congo, or the DRC, and adjoining countries.  As a result, in August 2012 the SEC adopted annual disclosure and reporting requirements for public companies that use conflict minerals mined from the DRC and adjoining countries in their products.  We have determined that we use at least one of these conflict minerals in the manufacture of our products, although we have not yet determined the source of the conflict minerals that we use.  These new disclosure requirements require us to use diligent efforts to determine which conflict minerals we use and the source of those conflict minerals, and disclose the results of our findings beginning in May 2014.  There are and will be costs associated with complying with these disclosure requirements, including those costs incurred in conducting diligent efforts to determine which conflict minerals we use and the sources of conflict minerals used in our products.  Further, the implementation of these rules could adversely affect the sourcing, supply and pricing of materials used in our products.  As there may be only a limited number of suppliers offering conflict free conflict minerals, we cannot be sure that we will be able to obtain necessary conflict free conflict minerals in sufficient quantities or at competitive prices.  In addition, we may face reputational challenges if we determine that our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we may implement.  If we determine to redesign our products to not use conflict minerals, we would incur additional costs.

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

Additionally, our facilities in the United States include the following:

•	Lease of approximately 38,856 square feet of warehousing space in Union City, California, expiring in fiscal 2017.

•	Lease of approximately 23,880 square feet of office and laboratory space in Olathe, Kansas, expiring in fiscal 2017.

Our facilities for Abaxis Europe GmbH in Germany include the following:

•	Lease of approximately 8,900 square feet of office space in Darmstadt, Germany, expiring in fiscal 2015.

•	Lease of approximately 12,820 square feet of warehousing space in Griesheim, Germany. In April 2013, we amended our lease by extending the lease term through fiscal 2025. Additionally, in our amended agreement, we will lease an additional 19,902 square feet of office and warehousing space at this location.

We believe that our existing facilities are adequate to meet our current requirements, and that we will be able to obtain additional facilities space on commercially reasonable terms, if and when they are required.

Item 3.  Legal Proceedings

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of the directors of the Company in the United States District Court for the Northern District of California alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units.  The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees.  In addition, the plaintiff sought, and on October 23, 2012, the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made.  We filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan.  A hearing on defendants’ motion to dismiss the claims was held on May 7, 2013.

On October 1, 2013, before the court ruled on the motions to dismiss, the parties notified the court that they had reached a settlement of the lawsuit.  On January 16, 2014, the parties entered into a Stipulation of Settlement, and the following day, the plaintiff filed a motion for preliminary approval.  On April 15, 2014, the court issued an order granting preliminary approval of the settlement.  The parties have agreed, subject to court approval, that the claims against the defendants will be dismissed with prejudice and will be granted the release of certain known or unknown claims that have been or could have been brought later in the court arising out of the same allegations.  We have agreed that if the proposed settlement terms are approved by the court, we will adopt certain corporate governance measures, such measures to be in effect for at least five years. The plaintiff has petitioned the court for an attorney’s fee award of $1.7 million. The court has scheduled a hearing for June 17, 2014, at which time it will consider whether to grant final approval of the settlement and whether to grant plaintiff’s petition for an attorney’s fee award.  The settlement is not contingent on the payment of any attorney’s fee award.  We believe that any attorney’s fees that would be awarded to plaintiff’s counsel would not have a material adverse effect on Abaxis, our consolidated financial position or our results of operations.

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

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded on the NASDAQ Global Select Market under the symbol “ABAX.”  The following table sets forth the quarterly high and low intra-day per share sales prices for the common stock from April 1, 2013 through March 31, 2014 as reported on the NASDAQ Global Select Market:

	Prices
	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
Quarter ended June 30	$49.45	$40.48	$37.10	$26.11
Quarter ended September 30	51.84	38.72	40.58	34.43
Quarter ended December 31	42.24	32.11	39.20	33.28
Quarter ended March 31	45.48	33.62	47.98	37.00

Holders

As of May 27, 2014, there were 22,458,000 shares of our common stock outstanding, held by 107 shareholders of record.

Dividends

We did not pay a cash dividend in fiscal 2014.  In fiscal 2013, we paid a special cash dividend of $1.00 per share on our outstanding common stock, to shareholders of record as of the close of business on December 17, 2012.

On April 23, 2014, our Board of Directors, declared a quarterly dividend of $0.10 per share on our outstanding common stock to be paid on June 17, 2014 to all shareholders of record as of the close of business on June 3, 2014.  We anticipate paying additional quarterly dividends during fiscal 2015 in September, December and March.  However, such future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Issuer Purchases of Equity Securities

Between August 2011 and January 2012, our Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock.  In July 2013, our Board of Directors approved a $12.3 million increase to our existing share repurchase program to a total of $67.3 million.  As of March 31, 2014, $37.0 million of our common stock was available for repurchase under our share repurchase program.

Since the share repurchase program began, through March 31, 2014, we have repurchased 1.3 million shares of our common stock at a total cost of $30.3 million, including commission expense.  During fiscal 2014, we repurchased 86,000 shares at a total cost of $3.0 million and an average per share cost including commission expense of $34.58.  During fiscal 2013, we did not repurchase any shares of our common stock.  During fiscal 2012, we repurchased 1.2 million shares of our common stock at a total cost of $27.3 million and an average per share cost including commission expense of $23.41.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.  Repurchased shares are retired.

Stock Performance Graph(1)

The graph below compares the cumulative total shareholder return on an investment in our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Securities Index over the past five year period ended March 31, 2014.  The shareholder return shown on the graph is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future shareholder returns.

The graph assumes the investment of $100 on March 31, 2009 in our common stock, the Russell 2000 Index and the NASDAQ Medical Equipment Securities Index and assumes dividends, if any, are reinvested.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among Abaxis, Inc., the Russell 2000 Index,
and the NASDAQ Medical Equipment Securities Index

	3/31/2009	3/31/2010	3/31/2011	3/31/2012	3/31/2013	3/31/2014
Abaxis, Inc.	$100.00	$157.71	$167.29	$168.97	$281.83	$231.56
Russell 2000	$100.00	$162.77	$204.75	$204.37	$237.69	$296.87
NASDAQ Medical Equipment Securities	$100.00	$180.76	$195.51	$221.72	$228.05	$260.25

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

Item 6.  Selected Consolidated Financial Data

The following table sets forth selected consolidated financial data of Abaxis for each year in the five year period ended March 31, 2014.  The following selected consolidated financial data is qualified by reference to and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the consolidated financial statements, related notes thereto and other financial information included elsewhere in this Annual Report on Form 10-K.

	Year Ended March 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Statements of Income Data:
Revenues	$171,870	$186,025	$156,596	$143,676	$124,557
Cost of revenues	88,761	87,794	71,493	63,884	52,435
Gross profit	83,109	98,231	85,103	79,792	72,122
Operating expenses:
Research and development	13,647	13,577	12,246	11,973	10,688
Sales and marketing	37,330	46,943	39,618	34,384	30,138
General and administrative	11,333	12,825	13,782	10,963	10,521
Gain from legal settlement	-	(17,250)	-	-	-
Total operating expenses	62,310	56,095	65,646	57,320	51,347
Income from operations	20,799	42,136	19,457	22,472	20,775
Interest and other income (expense), net	1,144	253	710	1,099	630
Income before income tax provision	21,943	42,389	20,167	23,571	21,405
Income tax provision	7,758	14,930	7,076	9,034	8,382
Net income	$14,185	$27,459	$13,091	$14,537	$13,023
Net income per share:
Basic net income per share	$0.64	$1.25	$0.59	$0.65	$0.59
Diluted net income per share	$0.63	$1.23	$0.58	$0.64	$0.58
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,270	21,946	22,084	22,365	22,021
Weighted average common shares outstanding - diluted	22,575	22,381	22,462	22,858	22,606
Cash dividends declared per share	$-	$1.00	$-	$-	$-

	As of March 31,
	2014	2013	2012	2011	2010
	(In thousands)
Consolidated Balance Sheets Data:
Cash and cash equivalents	$73,589	$54,910	$45,843	$43,471	$27,857
Short-term investments	29,102	23,354	21,689	25,981	32,343
Working capital	148,553	132,944	109,966	107,542	89,327
Long-term investments	18,491	17,000	23,442	36,237	36,319
Total assets	216,986	201,763	181,836	188,260	167,816
Non-current liabilities	6,205	5,550	4,620	3,090	1,682
Total shareholders' equity	193,916	176,194	159,785	168,648	147,119

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

BUSINESS OVERVIEW

Abaxis, Inc. is a worldwide developer, manufacturer and marketer of portable blood analysis systems that are used in a broad range of medical specialties in human or veterinary patient care to provide clinicians with rapid blood constituent measurements.  Since October 2011, Abaxis also has been providing veterinary reference laboratory diagnostic and consulting services for veterinarians through AVRL.

Our corporate headquarters are located in Union City, California, from which we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing and administrative activities.  We market and sell our products worldwide primarily through independent distributors, supplemented by our direct sales force.  Our sales force is primarily located in the United States.  Abaxis Europe GmbH, our wholly-owned subsidiary, markets and distributes diagnostic systems for medical and veterinary uses in the European market.

We manage our business in two operating segments, the medical market and veterinary market, as described below.  See “Segment Results” in this section for a detailed discussion of financial results.

Medical Market.  We serve a worldwide customer group in the medical market consisting of physicians’ office practices across multiple specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies, hospital laboratories, military installations (ships, field hospitals and mobile care units), pharmaceutical clinical trials and cruise ship lines.

For our products in the human medical market, we employ primarily independent distributors to market our products.  Starting in January 2013, we transitioned the majority of our medical product sales to Abbott as our exclusive distributor in the medical market.  Pursuant to our Abbott Agreement, Abbott obtained the exclusive right to sell and distribute our Piccolo Xpress chemistry analyzers and associated consumables in the professionally-attended human healthcare market in the United States and China (including Hong Kong).  Effective September 2013, we amended the Abbott Agreement to limit Abbott’s territory under such agreement to the United States.  Under the Abbott Agreement, we have certain responsibilities for providing technical support and warranty services to Abbott in support of its marketing and sales efforts.  The initial term of the Abbott Agreement ends on December 31, 2017, and after the initial term, the Abbott Agreement renews automatically for successive one-year periods unless terminated by either party based upon a notice of non-renewal six months prior to the then-current expiration date.

We will continue to sell and distribute these medical products outside of the market segments as to which Abbott has exclusive rights.  Under our Abbott Agreement, we will continue to sell and distribute to Catapult Health LLC and specified customer segments in the United States, including pharmacy and retail store clinics, shopping malls, CROs and cruise ship lines.

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

We depend on a number of distributors in North America that distribute our VetScan products.  In September 2012, we entered into a distribution agreement with MWI to purchase, market and sell the full line of Abaxis veterinary products throughout the United States.  In the United States veterinary market segment, we also rely on various independent regional distributors.  We depend on our distributors to assist us in promoting our VetScan products, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenues until our customers identify another distributor or purchase products directly from us.

Overview of Financial Results

In fiscal 2014, total revenues were $171.9 million, a decrease of 8% from fiscal 2013.  The net decrease in revenues was primarily due to a net decrease in medical and veterinary instrument and veterinary reagent disc sales, partially offset by an increase in service revenues from veterinary reference laboratory diagnostic and consulting services.  Gross profit in fiscal 2014 was $83.1 million, a decrease of 15% from fiscal 2013, primarily attributable to lower unit sales of instruments and reagent discs in our veterinary market.

Total operating expenses in fiscal 2014 were $62.3 million, an increase of $6.2 million, or 11%, from $56.1 million in fiscal 2013, primarily attributable to a gain from our legal settlement with Cepheid of $17.3 million in the second quarter of fiscal 2013, partially offset by a decrease in sales and marketing expenses in fiscal 2014.  Sales and marketing expenses were $37.3 million during fiscal 2014 and $46.9 million for fiscal 2013, a decrease of $9.6 million, or 20%, primarily due to (a) a decrease in personnel-related expenses and a decrease in sales and marketing spending as a result of restructuring our sales and marketing organization within the medical market due to our distribution agreement with Abbott which we entered into in October 2012, as described below under “Products and Services - Medical Market” and (b) a decrease in personnel-related expenses from lower veterinary business headcount.  General and administrative expenses were $11.3 million for fiscal 2014 and $12.8 million for fiscal 2013, a decrease of $1.5 million, or 12%, from fiscal 2013 to fiscal 2014.  The decrease was primarily due to a decrease in legal expenses due to the settlement of our Cepheid patent infringement case in the second quarter of fiscal 2013.

Net income for fiscal 2014 was $14.2 million, a decrease of 48% from $27.5 million in fiscal 2013, due primarily to (a) the decreased revenues described above and (b) a gain from our legal settlement with Cepheid of $17.3 million in the second quarter of fiscal 2013 and a decrease in our income tax provision of $5.8 million over the second quarter of fiscal 2013, resulting from such settlement, and offset in part by the decreased sales and marketing expenses described above.  Our diluted earnings per share decreased to $0.63 in fiscal 2014 from $1.23 in fiscal 2013.

Cash, cash equivalents and investments increased by $25.9 million during fiscal 2014 to a total of $121.2 million at March 31, 2014.  The primary source of cash and cash equivalents during fiscal 2014 was operating cash flows of $35.6 million.  Key non-operating uses of cash during fiscal 2014 included $4.7 million for payments made for tax withholdings related to net share settlements of restricted stock units and $3.0 million for repurchases of our common stock under our share repurchase program.

During fiscal 2014, we spent a total of $3.0 million of cash to repurchase and retire 86,000 shares of our common stock at an average purchase price of $34.58 per share, including commission expense.

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors.  Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control, including but not limited to inventory or timing considerations by our distributors.  During fiscal 2014, our medical market and veterinary market businesses in the United States were impacted by our continuing transition to new distribution partners, as described below.

During the fourth quarter of fiscal 2013, we transitioned the majority of our medical sales to Abbott as our exclusive distributor in the medical market in the United States.  As such, we rely on Abbott and we no longer have control over the marketing and sale of our primary medical products into most of the U.S. medical market and we are dependent upon the efforts and priorities of Abbott in promoting and creating a demand for such products in such market.  During fiscal 2014, we were impacted by the timing of purchases of our medical products sold to Abbott as it continued to integrate our products into its sales process and work through its inventory.

In the United States veterinary market, we rely on MWI, a national distributor, and on various independent regional distributors.  During 2014, our strategy of increasing demand for our veterinary products through the expansion of our distribution partners, did not lead to the increased demand for our products in the veterinary clinics that we had anticipated.  During the second half of fiscal 2014, as compared to the same period in fiscal 2013, our sales orders from our largest distributors in the veterinary market decreased resulting from excess channel inventory created during the second half of fiscal 2013 and first half of fiscal 2014.  Such excess inventory was the result of our distributors not selling our products to end customers at the same rate as they were purchasing products from us.  Although demand for instrument sales from our distributors’ end customers continued to grow during the third and fourth quarters of fiscal 2014, it was less than the demand forecasted earlier in the year by our largest distributors and the distributors’ ordering rates.  In the second half of fiscal 2014, we took additional steps to more closely monitor and manage channel inventory in an effort to normalize the veterinary product inventories at our distribution partners in the United States.  As a result of these efforts, we believe that purchases by our distributors will be more in line with in-clinic sales starting in the first quarter of our fiscal 2015.

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

From time to time, we offer customer incentives consisting of arrangements with customers to include discounts on future sales of services associated with our veterinary reference laboratory.  We apply judgment in determining whether future discounts are significant and incremental.  When the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the original arrangement.  To determine whether a discount is significant and incremental, we look to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement.  If the discount in the multiple element arrangement approximates the discount typically provided in standalone sales, that discount is not considered incremental.  During fiscal 2014, 2013 and 2012, our customer incentive programs with future discounts were not significant.

At March 31, 2014 and 2013, the current portion of deferred revenue balances was $1.2 million and $1.4 million, respectively, and the non-current portion of deferred revenue balances was $4.0 million and $3.8 million, respectively.  During fiscal 2014, changes in deferred revenue balances were primarily attributable to extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments primarily in the first six months of fiscal 2014, partially offset by deferred revenue recognized ratably over the life of the maintenance contracts.  In October 2013, we changed the standard warranty period on certain instruments from three to five years, which resulted in a decrease in maintenance contracts offered to customers in the form of free services during the second half of fiscal 2014.

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

Sales Incentive Programs.  We periodically offer customer sales incentive programs and we record reductions to revenue related to these programs.  Incentives may be provided in the form of volume-based incentives, end-user rebates and discounts.  A summary of our revenue reductions is described below.  Other rebate programs offered to distributors or customers vary from period to period in the medical and veterinary markets and were not significant.

•	Volume-based Incentives. Volume-based incentives, in the form of rebates, are offered from time to time to distributors and group purchasing organizations upon meeting the sales volume requirements during a qualifying period and are recorded as a reduction to gross revenues during a qualifying period. The pricing rebate program is primarily offered to distributors in the North America veterinary market, upon meeting the sales volume requirements of veterinary products during the qualifying period. Factors used in the rebate calculations include the identification of products sold subject to a rebate during the qualifying period and which rebate percentage applies. Based on these factors and using historical trends, adjusted for current changes, we estimate the amount of the rebate that will be paid and record the liability as a reduction to gross revenues when we record the sale of the product. Settlement of the rebate accruals from the date of sale ranges from one to nine months after sale. Changes in the rebate accrual at each fiscal year end are based upon distributors and group purchasing organizations meeting the purchase requirements during the quarter.

•	End-User Rebates and Discounts. From time to time, cash rebates are offered to end-users who purchase certain products or instruments during a promotional period and are recorded as a reduction to gross revenues. Additionally, we periodically offer sales incentives to end-users, in the form of sales discounts, to purchase consumables for a specified promotional period, typically over five years from the sale of our instrument, and we reimburse resellers for the value of the sales discount provided to the end-user. We estimate the amount of the incentive earned by end-users during a quarter and record a liability to the reseller as a reduction to gross revenues. Factors used in the liability calculation of incentives earned by end-users include the identification of qualified end-users under the sales program during the period and using historical trends. Settlement of the liability to the reseller ranges from one to twelve months from the date an end-user earns the incentive.

The following table summarizes the change in total accrued sales incentive programs (in thousands):

	Balance at Beginning of Year	Provisions	Payments	Balance at End of Year
Year Ended March 31, 2014	$1,043	$1,872	$(2,215)	$700
Year Ended March 31, 2013	$696	$2,058	$(1,711)	$1,043
Year Ended March 31, 2012	$411	$1,626	$(1,341)	$696

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

Allowance for Doubtful Accounts.  We recognize revenue when collection from the customer is reasonably assured.  We maintain an allowance for doubtful accounts based on our assessment of the collectibility of the amounts owed to us by our customers.  We regularly review the allowance and consider the following factors in determining the level of allowance required:  the customer’s payment history, the age of the receivable balance, the credit quality of our customers, the general financial condition of our customer base and other factors that may affect the customers’ ability to pay.  An additional allowance is recorded based on certain percentages of our aged receivables, using historical experience to estimate the potential uncollectible.  Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.  If our actual collections experience changes, revisions to our allowances may be required, which could adversely affect our operating income.

Fair Value Measurements.  We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability.  The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy are described below.

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  As of March 31, 2014, our investments in cash equivalents, which we classified as available-for-sale, totaled $5.0 million, using Level 1 inputs since these investments are traded in an active market.  The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active.  Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.  As of March 31, 2014, our available-for-sale investments in certificates of deposit and corporate bonds, totaled $10.9 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.  As of March 31, 2014, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date.  At March 31, 2014, we also had $36.7 million in investments classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliate.  In February 2011, we purchased a 15% equity ownership interest in SMB for $2.8 million in cash.  We use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it.  Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value.  We eliminate all intercompany transactions in accounting for our equity method investments.  We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on our consolidated statements of income.  At March 31, 2014 and 2013, our investment in unconsolidated affiliate totaled $2.6 million.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.  To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

Warranty Reserves.  We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments.  Our standard warranty obligation on instruments ranges from one to five years, depending on the type of product.  The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated.  Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience.  While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our estimated accrual for warranty exposure is based on our historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan.  Effective October 2013, we prospectively changed our standard warranty obligations on certain instruments sold from three to five years.  The increase in the standard warranty obligation did not result in a material impact on our cost of revenues or our accrued warranty costs during fiscal 2014.

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

As of March 31, 2014, our current portion of warranty reserves for instruments and reagent discs totaled $1.0 million and our non‑current portion of warranty reserves for instruments totaled $821,000, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc.  Total accrued warranty reserve increased by $484,000, from March 31, 2013 to March 31, 2014, primarily due to an increase in the number of instruments in standard warranty.

For fiscal 2014, 2013 and 2012, the provision for warranty expense related to instruments was $1.6 million, $859,000 and $1.2 million, respectively.  The provision related to instruments increased in fiscal 2014, as compared to fiscal 2013, primarily due to an increase in the number of instruments under standard warranty.  The provision related to instruments decreased during fiscal 2013, as compared to fiscal 2012, primarily attributable to our quarterly evaluation of service experience on our chemistry analyzers based on estimated product failure rates.  Additionally, during fiscal 2013, we recorded an adjustment to pre-existing warranties of $290,000, which reduced our warranty reserves and our cost of revenues, based on both historical and projected product performance rates of instruments.

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

Inventories.  We state inventories at the lower of cost or market, cost being determined using standard costs which approximate actual costs using the first-in, first-out (FIFO) method.  Inventories include material, labor and manufacturing overhead.  We establish provisions for excess, obsolete and unusable inventories after evaluation of future demand of our products and market conditions.  If future demand or actual market conditions are less favorable than those estimated by management or if a significant amount of the material were to become unusable, additional inventory write-downs may be required, which would have a negative effect on our operating income.

Valuation of Long-Lived Assets.  We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate.  We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount.  If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values.  We did not recognize any impairment charges on long-lived assets during fiscal 2014, 2013 and 2012.

Intangible Assets.  Intangible assets, consisting of licenses and other rights acquired from third parties, are presented at cost, net of accumulated amortization.  The intangible assets are amortized using the straight-line method over their estimated useful life, which approximates the economic benefit.  If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly, and could result in a material change in the amortization expense and the carrying value for such asset.  During fiscal 2014, 2013 and 2012, our changes in estimated useful life of intangible assets were not significant.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes.  For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement.  Significant judgment is required to evaluate uncertain tax positions.  At March 31, 2014 and 2013, we had no significant uncertain tax positions.  Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.  For fiscal 2014, 2013 and 2012, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at March 31, 2014 and 2013, we had no accrued interest or penalties.

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

Prior to fiscal 2007, we granted stock option awards to employees and directors as part of our share-based compensation program.  We have not granted any stock options since the beginning of fiscal 2007.  We have recognized compensation expense for stock options granted during the requisite service period of the stock option.  As of March 31, 2014, we had no unrecognized compensation expense related to stock options granted.

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

We also began granting restricted stock unit awards subject to performance vesting criteria, which we refer to as restricted stock unit awards (performance vesting), to our executive officers starting in fiscal 2013.  Restricted stock unit awards (performance vesting) consist of the right to receive shares of common stock, subject to achievement of time-based criteria and certain corporate performance-related goals over a specified period, as established by the Compensation Committee of our Board of Directors (the “Compensation Committee”).  For restricted stock units subject to performance vesting, we recognize any related share-based compensation expense ratably over the service period based on the most probable outcome of the performance condition.  The fair value of our restricted stock unit awards (performance vesting) used in our expense recognition method is measured based on the number of shares granted, the closing market price of our common stock on the date of grant and an estimate of the probability of the achievement of the performance goals.  The amount of share-based compensation expense recognized in any one period can vary based on the attainment or expected attainment of the performance goals.  If such performance goals are not ultimately met, no compensation expense is recognized and any previously recognized compensation expense is reversed.

Fiscal 2013 Performance RSUs.  In April 2012, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 84,000 shares of common stock to our executive officers that contained both time-based and performance-based vesting terms (the “FY2013 Performance RSUs”).  The FY2013 Performance RSUs were subject to vesting in four equal annual increments based upon:  (1) achievement of certain pre-established corporate annual performance-related goals, as established by the Compensation Committee; and (2) the grantee’s satisfaction of service requirements through the vesting period.  The annual financial performance goals were established at the beginning of each performance period and, accordingly, the portion (or “tranche”) of the FY2013 Performance RSU subject to each goal is treated as a separate grant for accounting purposes.  The number of vested restricted stock unit awards (performance vesting) is determined at the end of each annual performance period.  The fiscal 2013 performance target for the FY2013 Performance RSUs was established at the grant date following ASC 718-10-55-95 and the aggregate estimated grant date fair value of the FY2013 Performance RSUs was $752,000, or $35.62 per share, based on the closing market price of our common stock on the date of grant.  Only the target for fiscal 2013 performance for the first tranche was set in April 2012, and accordingly, only 25% of the FY2013 Performance RSUs were deemed granted in fiscal 2013 in accordance with ASC 718-10-55-95.  In April 2013, in consideration of the grant of the FY2014 Performance RSUs described below, the remaining 75% of the FY2013 Performance RSUs, which consisted of the second, third and fourth tranches, were cancelled.  As a result, these restricted stock units are no longer outstanding.  The remaining 75% of the FY2013 Performance RSUs were not deemed granted for accounting purposes because each annual performance target was to be set at the start of each respective single-fiscal year performance period in accordance with ASC 718-10-55-95.

On April 29, 2013, 21,000 shares subject to the FY2013 Performance RSUs were issued to our executive officers as a result of achieving performance-related goals for the fiscal year ended March 31, 2013.  We fully recognized compensation expense for the FY2013 Performance RSUs during the requisite service period in fiscal 2013.  As of March 31, 2014, we had no unrecognized compensation expenses related to FY2013 Performance RSUs.

Fiscal 2014 Performance RSUs.  In April 2013, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 129,000 shares of common stock to our executive officers that also contained both time-based and performance-based vesting terms (the “FY2014 Performance RSUs”).  The aggregate estimated grant date fair value of the FY2014 Performance RSUs was $5.5 million, or $42.43 per share, based on the closing market price of our common stock on the date of grant.  The FY2014 Performance RSUs vest only if both of the following criteria are satisfied:  (1) our consolidated income from operations for the fiscal year ending March 31, 2014, as certified by the Compensation Committee, is in excess of the applicable target amount described below; and (2) the recipient remains in the Service of the Company (as defined in our Equity Incentive Plan) until the applicable vesting date set forth as follows:

•	25% shares issuable upon settlement of FY2014 Performance RSUs upon satisfying 90% of target of consolidated income from operations for the year ending March 31, 2014 and time-based vesting on April 29, 2016;

•	25% shares issuable upon settlement of FY2014 Performance RSUs upon satisfying 90% of target of consolidated income from operations for the year ending March 31, 2014 and time-based vesting on April 29, 2017;

•	25% shares issuable upon settlement of FY2014 Performance RSUs upon satisfying 100% of target of consolidated income from operations for the year ending March 31, 2014 and time-based vesting on April 29, 2016; and

•	25% shares issuable upon settlement of FY2014 Performance RSUs upon satisfying 100% of target of consolidated income from operations for the year ending March 31, 2014 and time-based vesting on April 29, 2017.

As of March 31, 2014, we reviewed each of the underlying performance targets related to the outstanding FY2014 Performance RSUs and determined that it was not probable that the FY2014 Performance RSUs will vest and did not record share-based compensation related to these awards during fiscal 2014.  On April 23, 2014, the Compensation Committee determined that the Company’s consolidated income from operations for fiscal 2014 was below 90% of target and, accordingly, the FY2014 Performance RSUs did not vest and were cancelled.

Fiscal 2015 Performance RSUs.  In April 2014, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 172,000 shares of common stock to our executive officers that also contained both time-based and performance-based vesting terms (the “FY2015 Performance RSUs”).  The aggregate estimated grant date fair value of the FY2015 Performance RSUs was $7.0 million, or $40.82 per share, based on the closing market price of our common stock on the date of grant.  The FY2015 Performance RSUs vest only if both of the following criteria are satisfied:  (1) our consolidated income from operations for the fiscal year ending March 31, 2015, as certified by the Compensation Committee, is in excess of the applicable target amount described below; and (2) the recipient remains in the Service of the Company (as defined in our Equity Incentive Plan) until the applicable vesting date set forth as follows:

•	25% shares issuable upon settlement of FY2015 Performance RSUs upon satisfying 90% of target of consolidated income from operations for the year ending March 31, 2015 and time-based vesting on April 28, 2017;

•	25% shares issuable upon settlement of FY2015 Performance RSUs upon satisfying 90% of target of consolidated income from operations for the year ending March 31, 2015 and time-based vesting on April 28, 2018;

•	25% shares issuable upon settlement of FY2015 Performance RSUs upon satisfying 100% of target of consolidated income from operations for the year ending March 31, 2015 and time-based vesting on April 28, 2017; and

•	25% shares issuable upon settlement of FY2015 Performance RSUs upon satisfying 100% of target of consolidated income from operations for the year ending March 31, 2015 and time-based vesting on April 28, 2018.

Share-based compensation expense has had a material impact on our earnings per share and on our consolidated financial statements for fiscal 2014, 2013 and 2012.  The impact of share-based compensation expense on our consolidated financial results is disclosed in Note 12, “Equity Compensation Plans and Share-Based Compensation” in the Notes to Consolidated Financial Statements in this Annual Report on Form 10-K.  As of March 31, 2014, our unrecognized compensation expense related to restricted stock unit awards (time vesting) granted to employees and directors totaled $17.3 million, which expense is expected to be recognized over a weighted average service period of 1.5 years.  We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future.  Excluding forfeitures, we estimate expense recognition of restricted stock units with time-based vesting criteria over the requisite service period of the award, for awards granted and unvested as of March 31, 2014 as follows:  $9.0 million in fiscal 2015, $6.1 million in fiscal 2016, $4.6 million in fiscal 2017 and $995,000 in fiscal 2018.

RESULTS OF OPERATIONS

Total Revenues

Revenues by Geographic Region and by Product and Service Category.  Revenues by geographic region based on customer location and revenues by product and service category during fiscal 2014, 2013 and 2012 were as follows (in thousands, except percentages):

	Year Ended March 31,			Change 2013 to 2014		Change 2012 to 2013
Revenues by Geographic Region	2014	2013	2012	Dollar Change	Percent Change	Dollar Change	Percent Change
North America	$136,607	$152,774	$128,969	$(16,167)	(11)%	$23,805	18%
Percentage of total revenues	79%	82%	82%
Europe	27,161	26,086	21,926	1,075	4%	4,160	19%
Percentage of total revenues	16%	14%	14%
Asia Pacific and rest of the world	8,102	7,165	5,701	937	13%	1,464	26%
Percentage of total revenues	5%	4%	4%
Total revenues	$171,870	$186,025	$156,596	$(14,155)	(8)%	$29,429	19%

	Year Ended March 31,			Change 2013 to 2014		Change 2012 to 2013
Revenues by Product and Service Category	2014	2013	2012	Dollar Change	Percent Change	Dollar Change	Percent Change
Instruments(1)	$37,539	$46,034	$35,150	$(8,495)	(18)%	$10,884	31%
Percentage of total revenues	22%	25%	22%
Consumables(2)	117,533	127,481	113,810	(9,948)	(8)%	13,671	12%
Percentage of total revenues	68%	68%	73%
Other products and services(3)	16,648	12,360	7,472	4,288	35%	4,888	65%
Percentage of total revenues	10%	7%	5%
Product and service revenues, net	171,720	185,875	156,432	(14,155)	(8)%	29,443	19%
Percentage of total revenues	100%	100%	100%
Development and licensing revenue	150	150	164	-	-%	(14)	(9)%
Percentage of total revenues	<1%	<1%	<1%
Total revenues	$171,870	$186,025	$156,596	$(14,155)	(8)%	$29,429	19%

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting service.

Fiscal 2014 Compared to Fiscal 2013

North America.  During fiscal 2014, total revenues in North America decreased by 11%, or $16.2 million, as compared to fiscal 2013.  The change in total revenues in North America was primarily attributable to the following:

•	Total revenues from our Piccolo chemistry analyzers and medical reagent discs in North America (including sales to the U.S. government) decreased by 14%, or $3.1 million, primarily due to a lower average selling pricing of Piccolo chemistry analyzers and medical reagent discs sold to our distributor, Abbott, partially offset by an increase in the sales volume of medical reagent discs sold to Abbott during the fourth quarter of fiscal 2014.

•	Total revenues from our VetScan chemistry analyzers and veterinary reagent discs in North America decreased by 18%, or $13.2 million, primarily due to a decrease in the unit volume of VetScan chemistry analyzers and veterinary reagent discs sold during the second half of fiscal 2014 in order to balance the inventory level in the distribution channel.

•	Total revenues from our VetScan hematology instruments and hematology reagent kits in North America decreased by 15%, or $3.1 million, primarily due to a decrease in the unit volume of VetScan hematology instruments and hematology reagent kits sold during the second half of fiscal 2014 in order to balance the inventory level in the distribution channel.

•	Total revenues from our VetScan VSpro specialty analyzers and related consumables, VetScan i‑STAT analyzers and related consumables and VetScan rapid tests in North America decreased by 4%, or $1.0 million, primarily due to a decrease in the unit volume of VetScan VSpro specialty analyzers, VetScan i‑STAT analyzers and VetScan rapid tests sold during the second half of fiscal 2014 in order to balance the inventory level in the distribution channel, partially offset by a higher unit volume of VetScan i‑STAT analyzers and VetScan rapid tests sold during the first half of fiscal 2014, resulting from our addition of MWI as a nationwide distributor in September 2012.

•	Other product and service revenues in North America increased by 37%, or $4.2 million, primarily due to (a) an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL to new customers and increased business with current customers and (b) a decrease in extended maintenance contracts offered to customers as incentives in the form of free services in connection with the sale of our instruments during fiscal 2014, for which revenue is deferred and recognized ratably over the life of the maintenance contract. The increase in other product and service revenues was partially offset by a decrease in unit volume of products sold using our Orbos process.

Europe.  During fiscal 2014, total revenues in Europe increased by 4%, or $1.1 million, as compared to fiscal 2013.  The change in total revenues in Europe was primarily attributable to the following:

•	Revenues from Piccolo chemistry analyzers and medical reagent discs decreased by 12%, or $913,000, primarily due to higher sales of Piccolo chemistry analyzers during fiscal 2013 to an international medical supplies sourcing and support company to support a pharmaceutical clinical trial conducted by a biotechnology company, partially offset by an increase in the unit volume of medical reagent discs sold to various distributors.

•	Total VetScan chemistry analyzers and veterinary reagent disc sales increased by 10%, or $1.6 million. Revenues from veterinary reagent discs increased by 22%, or $2.6 million, primarily attributable to (a) an increase in the unit volume of veterinary reagent discs sold to a distributor and (b) higher average selling prices of veterinary reagent discs. The increase was partially offset by a decrease in revenues from VetScan chemistry analyzers of 27%, or $1.0 million, primarily attributable to (a) a decrease in the unit volume of VetScan chemistry analyzers sold to various distributors and (b) lower average selling prices of VetScan chemistry analyzers.

•	Revenues from VetScan hematology instruments and hematology reagent kits increased by 16%, or $202,000, primarily attributable to an increase in the unit volume of VetScan hematology instruments sold to various distributors.

Asia Pacific and rest of the world.  During fiscal 2014, total revenues in Asia Pacific and rest of the world increased by 13%, or $937,000, as compared to fiscal 2013.  The change in total revenues in Asia Pacific and rest of the world was primarily attributable to the following:

•	Revenues from medical instruments and medical reagent discs increased by 32%, or $246,000, primarily attributable to a higher unit volume of medical reagent discs sold to a distributor.

•	Revenues from veterinary instruments increased by 29%, or $673,000, primarily attributable to (a) a higher unit volume of VetScan chemistry analyzers and VetScan hematology instruments sold to a distributor and (b) a higher unit volume of VetScan i‑STAT analyzers sold to a distributor.

Significant concentrations.  Two distributors in the United States, MWI and Abbott, accounted for 18% and 10%, respectively, of our total worldwide revenues during fiscal 2014.  For a discussion of inventories held by our distributors, see “Factors that May Affect Future Performance” above.

Fiscal 2013 Compared to Fiscal 2012

North America.  During fiscal 2013, total revenues in North America increased by 18%, or $23.8 million, as compared to fiscal 2012.  The change in total revenues in North America was primarily attributable to the following:

•	Total revenues from our Piccolo chemistry analyzers and medical reagent discs in North America (excluding sales to the U.S. government) decreased by 2%, or $298,000, primarily due to a decrease in average selling prices of Piccolo chemistry analyzers and medical reagent discs sold to our distributor, Abbott, partially offset by an increase in the sales volume of Piccolo chemistry to Abbott. In October 2012, we entered into the Abbott Agreement.

•	Total sales of our Piccolo chemistry analyzers and medical reagent discs to the U.S. government decreased by 38%, or $1.2 million, primarily due to a decrease in the U.S. Military’s needs for our products as a result of U.S. troops leaving Iraq in 2011.

•	Total revenues from our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 20%, or $12.6 million, primarily due to (a) an increase in the sales volume of VetScan chemistry analyzers due in part to additional sales personnel and sales to various distributors, including MWI, since we entered into a distribution agreement in September 2012, (b) an increase in the sales volume of veterinary reagent discs resulting from an expanded installed base of our VetScan chemistry analyzers and (c) higher average selling prices of VetScan chemistry analyzers and veterinary reagent discs.

•	Total revenues from our VetScan hematology instruments and hematology reagent kits in North America increased by 28%, or $4.5 million, primarily due to an increase in the sales volume of VetScan hematology instruments due in part to additional sales personnel and sales to various distributors, including MWI.

•	Total revenues from our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 18%, or $3.7 million, primarily due to an increase in the sales volume of VetScan VSpro specialty analyzers, VetScan i-STAT analyzers and VetScan rapid tests, due in part to additional sales personnel and sales to various distributors, including MWI.

•	Other product and service revenues in North America increased by 66%, or $4.6 million, primarily due to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services to new customers and increased business with current customers. Veterinary reference laboratory diagnostic and consulting services provided by AVRL started in the third quarter of fiscal 2012.

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

Significant concentrations.  One distributor in the United States, Animal Health International, accounted for 11% of our total worldwide revenues during fiscal 2013.

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

During fiscal 2013, certain reclassifications were made to prior fiscal year financial statements, primarily related to segment categories.  In the fourth quarter of fiscal 2013, we reclassified certain revenues related to extended maintenance contracts and costs related to instrument repair and support, from our unallocated category to its respective business segment, either medical market or veterinary market.  The Company reclassified the historically presented reportable segments to reflect changes in the way its decision maker evaluates the performance of its operations and allocates resources.  These reclassifications did not result in any change in previously reported consolidated revenues, cost of revenues or gross profit.

Fiscal 2014 Compared to Fiscal 2013

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for fiscal 2014 and 2013 (in thousands, except percentages):

	Year Ended March 31,				Change
	2014	Percent of Revenues(1)	2013	Percent of Revenues(1)	Dollar Change	Percent Change
Revenues:
Medical Market	$28,134	100%	$31,643	100%	$(3,509)	(11)%
Percentage of total revenues	16%		17%
Veterinary Market	140,698	100%	150,510	100%	(9,812)	(7)%
Percentage of total revenues	82%		81%
Other(2)	3,038		3,872		(834)	(22)%
Percentage of total revenues	2%		2%
Total revenues	171,870		186,025		(14,155)	(8)%
Cost of revenues:
Medical Market	15,623	56%	15,179	48%	444	3%
Veterinary Market	73,030	52%	72,477	48%	553	1%
Other(2)	108		138		(30)	(22)%
Total cost of revenues	88,761		87,794		967	1%
Gross profit:
Medical Market	12,511	44%	16,464	52%	(3,953)	(24)%
Veterinary Market	67,668	48%	78,033	52%	(10,365)	(13)%
Other(2)	2,930		3,734		(804)	(22)%
Gross profit	$83,109		$98,231		$(15,122)	(15)%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During fiscal 2014, total revenues in the medical market decreased by 11%, or $3.5 million, as compared to fiscal 2013.  The change in the medical market segment was primarily attributable to the following:

•	Total revenues from Piccolo chemistry analyzers decreased by 39%, or $3.9 million, during fiscal 2014 as compared to fiscal 2013, primarily attributable to (a) a lower average selling pricing of Piccolo chemistry analyzers sold to Abbott and (b) higher sales of Piccolo chemistry analyzers during fiscal 2013 to an international medical supplies sourcing and support company in Europe to support a pharmaceutical clinical trial conducted by a biotechnology company.

•	Total revenues from medical reagent discs increased by 1%, or $158,000, during fiscal 2014 as compared to fiscal 2013, primarily attributable to (a) an increase in the sales volume of medical reagent discs sold to Abbott during the fourth quarter of fiscal 2014, (b) an increase in the unit volume of medical reagent discs sold to various distributors in Europe and (c) a higher unit volume of medical reagent discs sold to a distributor in Asia Pacific and rest of the world. The increase was partially offset by a lower average selling pricing of medical reagent discs sold to Abbott.

•	Total revenues from other products and services in the medical market increased by 17%, or $248,000, during fiscal 2014 as compared to fiscal 2013, primarily attributable to a decrease in extended maintenance contracts offered to customers as incentives in the form of free services in connection with the sale of our Piccolo chemistry analyzers in North America in fiscal 2014, for which revenue is deferred and recognized ratably over the life of the maintenance contract.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment decreased by 24%, or $4.0 million, during fiscal 2014 as compared to fiscal 2013.  Gross profit percentages for the medical market segment during fiscal 2014 and 2013 were 44% and 52%, respectively.  In absolute dollars, the decrease in gross profit was primarily due to (a) lower unit sales of Piccolo chemistry analyzers, (b) lower average selling prices of Piccolo chemistry analyzers and medical reagent discs and (c) higher manufacturing costs of Piccolo chemistry analyzers.  These decreases were partially offset by higher unit sales of medical reagent discs.  The decrease in gross profit percentage was primarily attributable to (a) lower unit sales of Piccolo chemistry analyzers and (b) lower average selling prices of Piccolo chemistry analyzers and medical reagent discs.

Veterinary Market

Revenues for Veterinary Market Segment

During fiscal 2014, total revenues in the veterinary market decreased by 7%, or $9.8 million, as compared to fiscal 2013.  The change in the veterinary market segment was primarily attributable to the following:

•	Total revenues from veterinary instruments decreased by 13%, or $4.6 million, during fiscal 2014 as compared to fiscal 2013, primarily attributable to (a) a decrease in the unit volume of VetScan chemistry analyzers, VetScan hematology instruments, VetScan VSpro specialty analyzers and VetScan i-STAT analyzers sold in North America during the second half of fiscal 2014 in order to balance the inventory level in the distribution channel and (b) a decrease in the unit volume of VetScan chemistry analyzers sold to various distributors and lower average selling prices of VetScan chemistry analyzers, both in Europe. These decreases were partially offset by (a) an increase in the unit volume of VetScan hematology instruments sold to various distributors in Europe, (b) an increase in the unit volume of VetScan chemistry analyzers and VetScan hematology instruments sold to a distributor in Asia Pacific and rest of the world, (c) an increase in the unit volume of VetScan i‑STAT analyzers sold during the first half of fiscal 2014, resulting from our addition of MWI as a nationwide distributor in September 2012 and (d) an increase in the unit volume of VetScan i‑STAT analyzers sold to a distributor in Asia Pacific and rest of the world.

•	Total revenues from consumables in the veterinary market decreased by 9%, or $10.1 million, during fiscal 2014 as compared to fiscal 2013, primarily attributable to a decrease in the unit volume of veterinary reagent discs, hematology reagent kits and VetScan rapid tests sold in North America during the second half of fiscal 2014 in order to balance the inventory level in the distribution channel. The decrease was partially offset by (a) a higher unit volume of VetScan rapid tests sold during the first half of fiscal 2014, resulting from our addition of MWI as a nationwide distributor in September 2012, (b) an increase in the unit volume of veterinary reagent discs sold to a distributor in Europe and (c) higher average selling prices of veterinary reagent discs sold in Europe.

•	Total revenues from other products and services in the veterinary market increased by 68%, or $4.9 million, during fiscal 2014 as compared to fiscal 2013, primarily attributable to (a) an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL in North America to new customers and increased business with current customers and (b) a decrease in extended maintenance contracts offered to customers as incentives in the form of free services in connection with the sale of our veterinary instruments in North America during fiscal 2014, for which revenue is deferred and recognized ratably over the life of the maintenance contract. In October 2013, we changed the standard warranty period on certain instruments from three to five years, which resulted in a decrease in maintenance contracts offered to customers in the form of free services during the second half of fiscal 2014.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment decreased by 13%, or $10.4 million, during fiscal 2014 as compared to fiscal 2013.  Gross profit percentages for the veterinary market segment during fiscal 2014 and 2013 were 48% and 52%, respectively.  In absolute dollars, the decrease in gross profit was due to (a) lower unit sales of veterinary reagent discs and (b) higher manufacturing costs of VetScan chemistry analyzers and veterinary reagent discs.  These decreases in gross profit were partially offset by higher service revenues provided by AVRL.  The decrease in gross profit percentage was primarily attributable to lower unit sales of VetScan chemistry analyzers and veterinary reagent discs.

Other

Gross profit in our other category decreased by 22%, or $804,000, during fiscal 2014, as compared to fiscal 2013, primarily attributable to a decrease in unit volume of products sold using our Orbos process.

Fiscal 2013 Compared to Fiscal 2012

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for fiscal 2013 and 2012 (in thousands, except percentages):

	Year Ended March 31,				Change
	2013	Percent of Revenues(1)	2012	Percent of Revenues(1)	Dollar Change	Percent Change
Revenues:
Medical Market	$31,643	100%	$30,404	100%	$1,239	4%
Percentage of total revenues	17%		19%
Veterinary Market	150,510	100%	122,253	100%	28,257	23%
Percentage of total revenues	81%		78%
Other(2)	3,872		3,939		(67)	(2)%
Percentage of total revenues	2%		3%
Total revenues	186,025		156,596		29,429	19%
Cost of revenues:
Medical Market	15,179	48%	14,323	47%	856	6%
Veterinary Market	72,477	48%	57,032	47%	15,445	27%
Other(2)	138		138		-	-%
Total cost of revenues	87,794		71,493		16,301	23%
Gross profit:
Medical Market	16,464	52%	16,081	53%	383	2%
Veterinary Market	78,033	52%	65,221	53%	12,812	20%
Other(2)	3,734		3,801		(67)	(2)%
Gross profit	$98,231		$85,103		$13,128	15%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

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

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 20%, or $12.8 million, during fiscal 2013 as compared to fiscal 2012.  Gross profit percentages for the veterinary market segment during fiscal 2013 and 2012 were 52% and 53%, respectively.  In absolute dollars, the increase in gross profit for the veterinary market segment was primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers, VetScan hematology instruments, and veterinary reagent discs and (b) higher average selling prices of veterinary reagent discs and hematology reagent kits.  These increases in gross profit were partially offset by (a) an increase in freight costs to ship products and (b) cost of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL beginning in the third quarter of fiscal 2012.  As a percentage of total revenues, the decrease in gross profit margin was primarily due to (a) an increase in the sales volume of our original equipment manufacturer (“OEM”) supplied products, which have a lower margin contribution and (b) cost of services for veterinary reference laboratory diagnostic and consulting services provided by AVRL beginning in the third quarter of fiscal 2012.

Cost of Revenues

The following sets forth our cost of revenues for fiscal 2014, 2013 and 2012 (in thousands, except percentages):

	Year Ended March 31,			Change 2013 to 2014		Change 2012 to 2013
	2014	2013	2012	Dollar Change	Percent Change	Dollar Change	Percent Change
Cost of revenues	$88,761	$87,794	$71,493	$967	1%	$16,301	23%
Percentage of total revenues	52%	47%	46%

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

Fiscal 2014 Compared to Fiscal 2013

The increase in cost of revenues, in absolute dollars and as a percentage of total revenues, during fiscal 2014 as compared to fiscal 2013, was primarily attributable to (a) higher manufacturing costs of chemistry analyzers and veterinary reagent discs and (b) higher cost of services associated with the growth in service revenues provided by AVRL.  These increases in cost of revenues were partially offset by lower unit sales of Piccolo chemistry analyzers and veterinary reagent discs.

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

Gross Profit

The following sets forth our gross profit for fiscal 2014, 2013 and 2012 (in thousands, except percentages):

	Year Ended March 31,			Change 2013 to 2014		Change 2012 to 2013
	2014	2013	2012	Dollar Change	Percent Change	Dollar Change	Percent Change
Total gross profit	$83,109	$98,231	$85,103	$(15,122)	(15)%	$13,128	15%
Total gross margin	48%	53%	54%

Fiscal 2014 Compared to Fiscal 2013

Gross profit in fiscal 2014 decreased by 15%, or $15.1 million, as compared to fiscal 2013, primarily attributable to the following: (a) lower unit sales of Piccolo chemistry analyzers and veterinary reagent discs, (b) lower average selling prices of Piccolo chemistry analyzers and medical reagent discs, (c) higher manufacturing costs of chemistry analyzers and veterinary reagent discs and (d) a decrease in unit volume of products sold using our Orbos process.  These decreases in gross profit were partially offset by (a) higher unit sales of medical reagent discs and (b) higher service revenues provided by AVRL.  The decrease in gross profit percentage was primarily attributable to (a) lower unit sales of chemistry analyzers and veterinary reagent discs and (b) lower average selling prices of Piccolo chemistry analyzers and medical reagent discs.

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

Research and Development

The following sets forth our research and development expenses for fiscal 2014, 2013 and 2012 (in thousands, except percentages):

	Year Ended March 31,			Change 2013 to 2014		Change 2012 to 2013
	2014	2013	2012	Dollar Change	Percent Change	Dollar Change	Percent Change
Research and development expenses	$13,647	$13,577	$12,246	$70	1%	$1,331	11%
Percentage of total revenues	8%	7%	8%

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

Fiscal 2014 Compared to Fiscal 2013

Research and development expenses in fiscal 2014 was flat, as compared to fiscal 2013 primarily due to increased consulting expenses and materials associated with product development, partially offset by decreased personnel-related expenses.  Share-based compensation expense included in research and development expenses during fiscal 2014 and 2013 was $1.1 million and $1.2 million, respectively.

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

We anticipate the dollar amount of research and development expenses to increase in fiscal 2015 from fiscal 2014 but remain consistent as a percentage of total revenues, as we complete new products and enhance existing products for both the medical and veterinary markets.

Sales and Marketing

The following sets forth our sales and marketing expenses for fiscal 2014, 2013 and 2012 (in thousands, except percentages):

	Year Ended March 31,			Change 2013 to 2014		Change 2012 to 2013
	2014	2013	2012	Dollar Change	Percent Change	Dollar Change	Percent Change
Sales and marketing expenses	$37,330	$46,943	$39,618	$(9,613)	(20)%	$7,325	18%
Percentage of total revenues	22%	25%	25%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, services related to customer and technical support and costs associated with advertising and marketing of AVRL.

Fiscal 2014 Compared to Fiscal 2013

Sales and marketing expenses in fiscal 2014 decreased by 20%, or $9.6 million, as compared to fiscal 2013.  The decrease was primarily as a result of the restructuring of our sales and marketing organization within the medical market segment when we entered into a distribution partnership with Abbott in October 2012.  The restructuring resulted in a decrease in personnel costs due to a sales force reduction and a decrease in sales and marketing spending in the United States medical market segment.  Additionally, personnel-related expenses decreased primarily due to lower veterinary business headcount during fiscal 2014, as compared to fiscal 2013.  Share-based compensation expense included in sales and marketing expenses during fiscal 2014 and 2013 was $2.1 million and $2.5 million, respectively.

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

General and Administrative

The following sets forth our general and administrative expenses for fiscal 2014, 2013 and 2012 (in thousands, except percentages):

	Year Ended March 31,			Change 2013 to 2014		Change 2012 to 2013
	2014	2013	2012	Dollar Change	Percent Change	Dollar Change	Percent Change
General and administrative expenses	$11,333	$12,825	$13,782	$(1,492)	(12)%	$(957)	(7)%
Percentage of total revenues	7%	7%	9%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

Fiscal 2014 Compared to Fiscal 2013

General and administrative expenses in fiscal 2014 decreased by 12%, or $1.5 million, as compared to fiscal 2013, primarily attributable to a decrease in legal expenses due to the settlement of our Cepheid patent infringement case in the second quarter of fiscal 2013.  Share-based compensation expense included in general and administrative expenses during fiscal 2014 and 2013 was $3.3 million and $2.5 million, respectively.

Fiscal 2013 Compared to Fiscal 2012

General and administrative expenses in fiscal 2013 decreased by 7%, or $957,000, as compared to fiscal 2012.  The decrease was primarily due to (a) $1.6 million related to start-up costs incurred to develop AVRL during the first and second quarters of fiscal 2012 and (b) a decrease in legal expenses during fiscal 2013, partially offset by an increase in share-based compensation expense during fiscal 2013.  Share-based compensation expense included in general and administrative expenses during fiscal 2013 and 2012 was $2.5 million and $2.0 million, respectively.

Gain from Legal Settlement

On September 24, 2012, we resolved our patent infringement litigation with Cepheid.  As part of the settlement, the parties agreed to terminate all pending and future claims connected with the litigation in exchange for a one-time payment by Cepheid of $17.3 million, which we recognized as an offset to operating expenses during the second quarter of fiscal 2013.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net for fiscal 2014, 2013 and 2012 (in thousands, except percentages):

	Year Ended March 31,			Change
	2014	2013	2012	2013-2014	2012-2013
Interest and other income (expense), net	$1,144	$253	$710	$891	$(457)

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of an unconsolidated affiliate.

Fiscal 2014 Compared to Fiscal 2013

Interest and other income (expense), net in fiscal 2014 increased as compared to fiscal 2013, primarily attributable foreign currency exchange rate fluctuations.

Fiscal 2013 Compared to Fiscal 2012

Interest and other income (expense), net in fiscal 2013 decreased by 64%, or $457,000, as compared to fiscal 2012.  The decrease was primarily due to net unfavorable foreign currency exchange rates.

Income Tax Provision

The following sets forth our income tax provision for fiscal 2014, 2013 and 2012 (in thousands, except percentages):

	Year Ended March 31,
	2014	2013	2012
Income tax provision	$7,758	$14,930	$7,076
Effective tax rate	35%	35%	35%

Fiscal 2014 Compared to Fiscal 2013

For fiscal 2014 and 2013, the income tax provisions were $7.8 million, based on an effective tax rate of 35%, and $14.9 million, based on an effective tax rate of 35%, respectively.  The decrease in the income tax provision during fiscal 2014, as compared to fiscal 2013, was attributable to a reduction in pre-tax income and income tax resulting from a $17.3 million gain from a legal settlement in fiscal 2013, and partially offset by (a) an increase in non-deductible share-based compensation expenses and (b) a reduction in federal research and development tax credits resulting from the expiration of the credit for expenses incurred after December 31, 2013.

Fiscal 2013 Compared to Fiscal 2012

For fiscal 2013 and 2012, the income tax provisions were $14.9 million, based on an effective tax rate of 35%, and $7.1 million, based on an effective tax rate of 35%, respectively.  The increase in the income tax provision during fiscal 2013, as compared to fiscal 2012, was attributable to an increase in pre-tax income and income tax resulting from a $17.3 million gain from legal settlement, partially offset by (a) an increase in federal research and development tax credits, which was reinstated on January 2, 2013 and applied retroactively to January 1, 2012, (b) an increase in federal tax benefit for qualified production activities and (c) a reduction in non-deductible share-based compensation expenses.

We expect our effective tax rate will be approximately 37% for federal, foreign and various state tax jurisdictions in fiscal 2015, compared to an effective tax rate of 35% in fiscal 2014.  The expected effective tax rate of 37% in fiscal 2015 is primarily due to the expiration of the federal research and development tax credits for expenses incurred after December 31, 2013.

We did not have any unrecognized tax benefits as of March 31, 2014.  During fiscal 2014, 2013 and 2012, we did not recognize any interest or penalties related to unrecognized tax benefits

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at March 31, 2014, 2013 and 2012 (in thousands, except percentages):
	March 31,
	2014	2013	2012
Cash and cash equivalents	$73,589	$54,910	$45,843
Short-term investments	29,102	23,354	21,689
Long-term investments	18,491	17,000	23,442
Total cash, cash equivalents and investments	$121,182	$95,264	$90,974
Percentage of total assets	56%	47%	50%

At March 31, 2014, we had net working capital of $148.6 million compared to $132.9 million at March 31, 2013.

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities during fiscal 2014, 2013 and 2012 were as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
Net cash provided by operating activities	$35,572	$29,197	$21,973
Net cash provided by (used in) investing activities	(13,358)	(1,657)	8,479
Net cash used in financing activities	(4,045)	(18,165)	(27,915)
Effect of exchange rate changes on cash and cash equivalents	510	(308)	(165)
Net increase in cash and cash equivalents	$18,679	$9,067	$2,372

Cash and cash equivalents at March 31, 2014 were $73.6 million compared to $54.9 million at March 31, 2013.  The increase in cash and cash equivalents during fiscal 2014 was primarily due to net cash provided by operating activities of $35.6 million and proceeds from maturities and redemptions of investments of $24.3 million.  The increase was partially offset by purchases of investments of $32.2 million, payments made for tax withholdings related to net share settlements of restricted stock units of $4.7 million, purchases of property and equipment of $5.6 million and repurchases of common stock of $3.0 million during fiscal 2014.

Our consolidated statements of cash flows includes the effect of exchange rate changes on cash and cash equivalents and the net gains (losses) arising from transactions denominated in a currency other than the functional currency of a location and the remeasurement of assets and liabilities of our wholly-owned subsidiary, Abaxis Europe GmbH, using U.S. dollars as their functional currency.

Cash Flows from Operating Activities

During fiscal 2014, we generated $35.6 million in cash from operating activities, compared to $29.2 million in fiscal 2013.  The cash provided by operating activities during fiscal 2014 was primarily the result of net income of $14.2 million during fiscal 2014, adjusted for the effects of non-cash adjustments including depreciation and amortization of $7.4 million and share-based compensation expense of $7.6 million, partially offset by a decrease of $2.2 million related to excess tax benefits from share-based awards.

Other changes in operating activities during fiscal 2014 were as follows:

•	Receivables, net decreased by $11.2 million, from $40.0 million at March 31, 2013 to $28.8 million as of March 31, 2014, primarily due to lower sales in the last month of the quarter ended March 31, 2014.

•	Inventories remained flat from $26.8 million at March 31, 2013 to $27.0 million as of March 31, 2014, primarily based on our sales plan.

•	Prepaid expenses and other current assets decreased by $867,000, from $3.3 million at March 31, 2013 to $2.5 million as of March 31, 2014, primarily attributable to (a) a prepayment to Diatron MI PLC at March 31, 2013 for inventory purchases in the first quarter of fiscal 2014 and (b) a decrease in prepaid taxes due to the timing of estimated income tax payments.

•	Non-current net deferred tax assets increased by $914,000, from $643,000 at March 31, 2013 to $1.6 million as of March 31, 2014, primarily as a result of the timing for the deduction of reserves, accruals, depreciation and amortization.

•	Accounts payable decreased by $2.0 million, from $8.1 million at March 31, 2013 to $6.1 million as of March 31, 2014, primarily due to the timing and payment of services and inventory purchases.

•	Accrued payroll and related expenses decreased by $1.6 million, from $6.3 million at March 31, 2013 to $4.7 million as of March 31, 2014, primarily due to a reduction in accrued bonus at March 31, 2014 because qualifiers for bonus payments were not met in the fourth quarter of fiscal 2014.

•	Accrued taxes increased by $704,000, from $440,000 at March 31, 2013 to $1.1 million as of March 31, 2014, primarily due to the timing of estimated income tax payments.

•	As of March 31, 2014 and March 31, 2013, the current portion of deferred revenue was $1.2 million and $1.4 million, respectively, and the non-current portion of deferred revenue was $4.0 million and $3.8 million, respectively. Net current and non-current deferred revenue was flat as of March 31, 2014 as compared to March 31, 2013. During fiscal 2014, changes in deferred revenue balances were primarily attributable to an increase in extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments in the first half of fiscal 2014, partially offset by deferred revenue recognized ratably over the life of the maintenance contracts. In October 2013, we changed the standard warranty obligations on certain instruments from three to five years, which resulted in a decrease in maintenance contracts offered to customers in the form of free services during the second half of fiscal 2014.

•	As of March 31, 2014 and March 31, 2013, the current portion of warranty reserve was $1.0 million and $995,000, respectively, and the non‑current portion of warranty reserve was $821,000 and $389,000, respectively. Net current and non‑current warranty reserve increased by $484,000. Warranty reserve is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs of instruments and (b) an estimate of defective reagent discs and replacement costs of reagent discs. During fiscal 2014 we changed the standard warranty obligations on certain instruments from three to five years. The increase in the standard warranty obligation did not result in a material impact on our warranty reserves during the period. The increase in accrued warranty reserve from March 31, 2013 to March 31, 2014 was primarily attributable to an increase in the number of instruments in standard warranty. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

We anticipate that we will incur incremental additional costs to support our future operations, including further additional pre-clinical testing and clinical trials for our current and future products; research and design costs related to the continuing development of our current and future products; acquisition of capital equipment for our manufacturing facility and costs to operate AVRL.

Cash Flows from Investing Activities

Net cash used in investing activities during fiscal 2014 totaled $13.4 million, compared to net cash used in investing activities of $1.7 million during fiscal 2013.  Changes in investing activities were as follows:

•	Cash provided by proceeds from maturities and redemptions of investments in certificates of deposit, corporate bonds and municipal bonds totaled $24.3 million during fiscal 2014. Cash used to purchase investments in certificates of deposit, commercial paper and corporate bonds totaled $32.2 million during fiscal 2014.

•	Our capital expenditures totaled $5.6 million during each of fiscal 2014 and 2013, respectively, primarily to increase our manufacturing capacity and support our AVRL operations and growth in our veterinary business in North America. We expect to continue to make significant capital expenditures as necessary in the normal course of our business.

Cash Flows from Financing Activities

Net cash used in financing activities during fiscal 2014 totaled $4.0 million, compared to net cash used in financing activities of $18.2 million during fiscal 2013.  The changes in fiscal 2014 were primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $4.7 million and repurchases of common stock of $3.0 million, partially offset by proceeds from the exercise of stock options of $1.5 million and excess tax benefits from share-based awards of $2.2 million.

Share Repurchase Program

Between August 2011 and January 2012, our Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock.  In July 2013, our Board of Directors approved a $12.3 million increase to our existing share repurchase program to a total of $67.3 million.  As of March 31, 2014, $37.0 million was available to purchase common stock under our share repurchase program.  Since the share repurchase program began, through March 31, 2014, we have repurchased 1.3 million shares of our common stock at a total cost of $30.3 million, including commission expense.  During fiscal 2014, we repurchased 86,000 shares of our common stock for a total cost of $3.0 million and an average per share cost including commission expense of $34.58.  During fiscal 2013, we did not repurchase any of our common stock.  During fiscal 2012, we repurchased 1.2 million shares of our common stock at a total cost of $27.3 million and an average per share cost including commission expense of $23.41.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.  Repurchased shares are retired.

Financial Condition

We believe that our cash and cash equivalents, investments and expected cash flows from operations will be sufficient to fund our operations, capital requirements, share repurchase program and anticipated quarterly dividends for at least the next twelve months.  Our future capital requirements will largely depend upon the increased customer demand and market acceptance of our point-of-care blood analyzer products and of our Abaxis Veterinary Reference Laboratories.  However, our sales for any future periods are not predictable with a significant degree of certainty.  Regardless, we may seek to raise additional funds to pursue strategic opportunities.

Contractual Obligations

As of March 31, 2014, our contractual obligations for succeeding fiscal years are as follows (in thousands):

	Payments Due by Period
	Total	2015	2016-2017	2018-2019	After 2019
Long-term debt obligations(1)	$799	$133	$251	$230	$185
Operating lease obligations(2)	14,821	2,049	4,197	3,707	4,868
Purchase obligations(3)	11,652	3,299	5,878	1,920	555
	$27,272	$5,481	$10,326	$5,857	$5,608

(1)	Long-term debt obligations include interest payments associated with notes payable, which are described below in “Notes Payable.”
(2)	Operating lease obligations are described below in “Operating Leases.”
(3)	Purchase obligations are described below in “Purchase Commitments.”

Operating Leases.  Operating lease obligations were comprised of our principal facility and various leased facilities and equipment under operating lease agreements, which expire on various dates from fiscal 2015 through fiscal 2025.  Our principal facilities located in Union City, California is under a non-cancelable operating lease agreement, which expires in fiscal 2021.

Purchase Commitments.  Our purchase commitments comprise of supply and inventory related agreements.  These purchase order commitments include our purchase obligations with SMB of Denmark to purchase VSpro specialty analyzers and related cartridges through calendar year 2016 under our amended agreement effective January 2014 and Diatron of Hungary to purchase Diatron hematology instruments under our current agreement through fiscal year 2015.

Notes Payable.  We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan was effective January 2011, bears interest at 5.0% and is payable quarterly.  As of March 31, 2014, our short-term and long-term notes payable balances were $100,000 and $581,000, respectively, and we recorded the short-term balance in “Other accrued liabilities” on the consolidated balance sheets.  The entire outstanding balance of the note is payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of March 31, 2014.

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

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of the directors of the Company in the United States District Court for the Northern District of California alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units.  The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees.  In addition, the plaintiff sought, and on October 23, 2012, the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made.  We filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan.  A hearing on defendants’ motion to dismiss the claims was held on May 7, 2013.

On October 1, 2013, before the court ruled on the motions to dismiss, the parties notified the court that they had reached a settlement of the lawsuit.  On January 16, 2014, the parties entered into a Stipulation of Settlement, and the following day, the plaintiff filed a motion for preliminary approval.  On April 15, 2014, the court issued an order granting preliminary approval of the settlement.  The parties have agreed, subject to court approval, that the claims against the defendants will be dismissed with prejudice and will be granted the release of certain known or unknown claims that have been or could have been brought later in the court arising out of the same allegations.  We have agreed that if the proposed settlement terms are approved by the court, we will adopt certain corporate governance measures, such measures to be in effect for at least five years. The plaintiff has petitioned the court for an attorney’s fee award of $1.7 million. The court has scheduled a hearing for June 17, 2014, at which time it will consider whether to grant final approval of the settlement and whether to grant plaintiff’s petition for an attorney’s fee award.  The settlement is not contingent on the payment of any attorney’s fee award.  We believe that any attorney’s fees that would be awarded to plaintiff’s counsel would not have a material adverse effect on Abaxis, our consolidated financial position or our results of operations.

We are involved from time to time in various litigation matters in the normal course of business.  There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933.  In addition, we identified no variable interests in any variable interest entities.

RECENT ACCOUNTING PRONOUNCEMENTS

For information with respect to recent accounting pronouncements and the impact of these pronouncements on our consolidated financial statements, see Note 1, “Description of Business and Summary of Significant Accounting Policies,” of the Notes to Consolidated Financial Statements contained in this Annual Report on Form 10‑K.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our financial position is exposed to a variety of risks related to changes in interest rates and foreign currency rates and investment in a privately held company.  As a matter of management policy, we do not currently enter into transactions involving derivative financial instruments.  In the event we do enter into such transactions in the future, such items will be accounted for in accordance with Accounting Standards Codification 815, “Derivatives and Hedging.”

Interest Rate Risk

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk.  At March 31, 2014, our short-term and long-term investments totaled $29.1 million and $18.5 million, respectively, consisting of investments in certificates of deposit, commercial paper, corporate bonds and municipal bonds.  For our securities classified as available-for-sale, we record these investments at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of any tax effects, in shareholders’ equity.  The fair value of our investment portfolio is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness.  Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at March 31, 2014, as the assets consisted of highly liquid securities.

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments.  As of March 31, 2014, we had $36.7 million in investments classified as held-to-maturity and carried at amortized cost.  We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at March 31, 2014 until maturity and therefore, we believe we have no material exposure to interest rate risk.  As of March 31, 2014, our investments classified as available-for-sale totaled $10.9 million, consisting primarily of fixed income securities and thus changes in interest rates would not have a material effect on our business, operating results or financial condition.  We have not experienced any significant loss on our investment portfolio during fiscal 2014, 2013 and 2012.

Foreign Currency Rate Fluctuations

We operate primarily in the United States and a majority of our revenues, cost of revenues, operating expenses and capital purchasing activities are transacted in U.S. dollars.  However, we are exposed to foreign currency risks that arise from normal business operations.  These risks are primarily related to remeasuring local currency balances and results of our subsidiary, Abaxis Europe GmbH, into U.S. dollars and third-party transactions denominated in a currency other than the U.S. dollar.

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

Our most significant third-party transactions are inventory purchases of hematology products from Diatron MI PLC, which are primarily denominated in Euros.  To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses.  Similarly, our cost of revenues and operating expenses will increase if the U.S. dollar weakens against the Euro currency.

Investment in a Privately Held Company

In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash.  SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008.  The investment is recorded in “Investment in Unconsolidated Affiliate” in our consolidated balance sheets and we use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it.  As of March 31, 2014, the total carrying amount of our investment in SMB was $2.6 million.  The investment is inherently risky and we could lose our entire investment in this company.  To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

Item 8.  Financial Statements and Supplementary Data

ABAXIS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Abaxis, Inc.

We have audited the accompanying consolidated balance sheets of Abaxis, Inc. and its subsidiary (“the Company”) as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2014.  Our audits also included the financial statement schedule listed in the Index to this Annual Report on Form 10-K at Part IV Item 15(a) 2.  These consolidated financial statements and the financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and the financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Abaxis, Inc. and its subsidiary as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly, in all material aspects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 30, 2014 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.

San Jose, California
May 30, 2014

ABAXIS, INC.
CONSOLIDATED BALANCE  SHEETS
(In thousands, except share data)

	March 31,
ASSETS	2014	2013
Current assets:
Cash and cash equivalents	$73,589	$54,910
Short-term investments	29,102	23,354
Receivables (net of allowances of $182 in 2014 and $319 in 2013)	28,833	40,005
Inventories	26,978	26,786
Prepaid expenses and other current assets	2,452	3,319
Net deferred tax assets, current	4,464	4,589
Total current assets	165,418	152,963
Long-term investments	18,491	17,000
Investment in unconsolidated affiliate	2,646	2,613
Property and equipment, net	27,176	25,330
Intangible assets, net	1,624	3,122
Net deferred tax assets, non-current	1,557	643
Other assets	74	92
Total assets	$216,986	$201,763

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$6,111	$8,123
Accrued payroll and related expenses	4,654	6,261
Accrued taxes	1,144	440
Other accrued liabilities	2,701	2,838
Deferred revenue	1,208	1,362
Warranty reserve	1,047	995
Total current liabilities	16,865	20,019
Non-current liabilities:
Deferred rent	768	729
Deferred revenue	4,035	3,750
Warranty reserve	821	389
Notes payable, less current portion	581	682
Total non-current liabilities	6,205	5,550
Total liabilities	23,070	25,569
Commitments and contingencies (Note 10)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding in 2014 and 2013	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,308,000 and 22,120,000 shares issued and outstanding in 2014 and 2013, respectively	124,603	121,019
Retained earnings	69,318	55,133
Accumulated other comprehensive income (loss)	(5)	42
Total shareholders' equity	193,916	176,194
Total liabilities and shareholders' equity	$216,986	$201,763

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended March 31,
	2014	2013	2012
Revenues	$171,870	$186,025	$156,596
Cost of revenues	88,761	87,794	71,493
Gross profit	83,109	98,231	85,103
Operating expenses:
Research and development	13,647	13,577	12,246
Sales and marketing	37,330	46,943	39,618
General and administrative	11,333	12,825	13,782
Gain from legal settlement	-	(17,250)	-
Total operating expenses	62,310	56,095	65,646
Income from operations	20,799	42,136	19,457
Interest and other income (expense), net	1,144	253	710
Income before income tax provision	21,943	42,389	20,167
Income tax provision	7,758	14,930	7,076
Net income	$14,185	$27,459	$13,091

Net income per share:
Basic net income per share	$0.64	$1.25	$0.59
Diluted net income per share	$0.63	$1.23	$0.58
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,270	21,946	22,084
Weighted average common shares outstanding - diluted	22,575	22,381	22,462
Cash dividends declared per share	$-	$1.00	$-

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Year Ended March 31,
	2014	2013	2012
Net income	$14,185	$27,459	$13,091
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	(79)	29	41
Provision (benefit) for income taxes related to items of other comprehensive income	(32)	12	16
Other comprehensive income (loss), net of tax	(47)	17	25
Comprehensive income	$14,138	$27,476	$13,116

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

				Accumulated Other Comprehensive Income (Loss)

					Total Shareholders' Equity
	Common Stock		Retained Earnings
	Shares	Amount
Balances at March 31, 2011	22,587,000	$132,042	$36,606	$-	$168,648
Common stock issued under stock option exercises	122,000	615	-	-	615
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	158,000	(2,211)	-	-	(2,211)
Repurchases of common stock, net	(1,168,000)	(27,328)	-	-	(27,328)
Share-based compensation	-	5,715	-	-	5,715
Excess tax benefits from share-based awards and other tax adjustments	-	842	-	-	842
Warrants issued for intangible assets	-	388	-	-	388
Net income	-	-	13,091	-	13,091
Other comprehensive income (loss), net of tax	-	-	-	25	25
Balances at March 31, 2012	21,699,000	110,063	49,697	25	159,785
Common stock issued under stock option exercises	210,000	2,800	-	-	2,800
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	211,000	(1,625)	-	-	(1,625)
Dividends to shareholders	-	-	(22,023)	-	(22,023)
Share-based compensation	-	7,098	-	-	7,098
Excess tax benefits from share-based awards and other tax adjustments	-	2,683	-	-	2,683
Net income	-	-	27,459	-	27,459
Other comprehensive income (loss), net of tax	-	-	-	17	17
Balances at March 31, 2013	22,120,000	121,019	55,133	42	176,194
Common stock issued under stock option exercises	70,000	1,455	-	-	1,455
Common stock issued in settlement of restricted stock units, net of shares withheld for employee taxes	204,000	(4,683)	-	-	(4,683)
Repurchases of common stock, net	(86,000)	(2,981)	-	-	(2,981)
Share-based compensation	-	7,629	-	-	7,629
Excess tax benefits from share-based awards and other tax adjustments	-	2,164	-	-	2,164
Net income	-	-	14,185	-	14,185
Other comprehensive income (loss), net of tax	-	-	-	(47)	(47)
Balances at March 31, 2014	22,308,000	$124,603	$69,318	$(5)	$193,916

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
CONSOLIDATED STATEMENTS OF CASH  FLOWS
(In thousands)

	Year Ended March 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$14,185	$27,459	$13,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,427	6,298	5,090
Investment premium amortization, net	530	827	986
Net loss on disposals of property and equipment	20	76	13
Foreign exchange (gain) loss	(477)	401	144
Share-based compensation expense	7,643	7,086	5,683
Excess tax benefits from share-based awards	(2,164)	(2,683)	(862)
Deferred income taxes	(785)	(1,307)	673
Equity in net (gain) loss of unconsolidated affiliate	(33)	13	143
Changes in assets and liabilities:
Receivables, net	11,171	(9,418)	(2,827)
Inventories	(2,491)	(8,081)	(1,236)
Prepaid expenses and other current assets	2,962	4,269	(1,199)
Other assets	21	(9)	44
Accounts payable	(2,018)	1,746	232
Accrued payroll and related expenses	(1,626)	(67)	208
Accrued taxes	690	610	(276)
Other accrued liabilities	(137)	847	299
Deferred rent	39	88	225
Deferred revenue	131	1,504	918
Warranty reserve	484	(462)	624
Net cash provided by operating activities	35,572	29,197	21,973
Cash flows from investing activities:
Purchases of available-for-sale investments	(4,384)	-	(8,268)
Purchases of held-to-maturity investments	(27,798)	(18,337)	(18,174)
Proceeds from maturities and redemptions of available-for-sale investments	1,023	249	-
Proceeds from maturities and redemptions of held-to-maturity investments	23,311	22,067	42,584
Purchases of property and equipment	(5,554)	(5,640)	(7,663)
Proceeds from disposals of property and equipment	44	4	-
Net cash provided by (used in) investing activities	(13,358)	(1,657)	8,479
Cash flows from financing activities:
Proceeds from notes payable from municipal agency	-	-	147
Proceeds from the exercise of stock options	1,455	2,800	615
Tax withholdings related to net share settlements of restricted stock units	(4,683)	(1,625)	(2,211)
Excess tax benefits from share-based awards	2,164	2,683	862
Repurchases of common stock	(2,981)	-	(27,328)
Dividends paid	-	(22,023)	-
Net cash used in financing activities	(4,045)	(18,165)	(27,915)
Effect of exchange rate changes on cash and cash equivalents	510	(308)	(165)
Net increase in cash and cash equivalents	18,679	9,067	2,372
Cash and cash equivalents at beginning of year	54,910	45,843	43,471
Cash and cash equivalents at end of year	$73,589	$54,910	$45,843
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$4,943	$12,330	$6,161
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$(47)	$17	$25
Transfers of equipment between inventory and property and equipment, net	$2,285	$904	$1,485
Net change in capitalized share-based compensation	$(14)	$12	$32
Common stock withheld for employee taxes in connection with share-based compensation	$4,683	$1,625	$2,211
Repayment of notes payable by credits from municipal agency	$101	$101	$95
Warrants issued for intangible assets	$-	$-	$388

See accompanying Notes to Consolidated Financial Statements.

ABAXIS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED MARCH 31, 2014, 2013 AND 2012

NOTE 1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Abaxis, Inc. (“Abaxis,” the “Company” or “we”), incorporated in California in 1989, develops, manufactures, markets and sells portable blood analysis systems that are used in a broad range of medical specialties in human or veterinary patient care to provide clinicians with rapid blood constituent measurements.  Abaxis provides veterinary reference laboratory diagnostic and consulting services for veterinarians.  We conduct business worldwide and manage our business on the basis of the following two reportable segments:  the medical market and the veterinary market.

Abaxis Europe GmbH, our wholly-owned subsidiary in Darmstadt, Germany, markets, promotes and distributes diagnostic systems for medical and veterinary uses in the European market.

Basis of Presentation

Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of Abaxis and our wholly-owned subsidiary, Abaxis Europe GmbH.  Intercompany transactions and balances have been eliminated in consolidation.

Reclassifications.  Certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentation. Additionally, during fiscal 2013, certain reclassifications were made to prior fiscal year financial statements, primarily related to segment categories (Note 16, “Segment Reporting Information”).  In the fourth quarter of fiscal 2013, we reclassified certain revenues related to extended maintenance contracts and costs related to instrument repair and support, from our unallocated category to its respective business segment, either medical market or veterinary market.  The Company reclassified the historically presented reportable segments to reflect changes in the way its decision maker evaluates the performance of its operations and allocates resources.  These reclassifications did not result in any change in previously reported net income, total assets or shareholders’ equity.

Summary of Significant Accounting Policies

Management Estimates.  The preparation of these consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures.  Significant management estimates made in preparing the consolidated financial statements relate to allowance for doubtful accounts, sales and other allowances, estimated selling price of our products, valuation of inventory, fair value of investments, fair value and useful lives of intangible assets, income taxes, valuation allowance for deferred tax assets, share-based compensation, legal exposures and warranty reserves.  Our management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities.  Our actual results may differ materially from these estimates.

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

Investments.  We hold both short-term and long-term investments and our portfolio primarily consists of certificates of deposit, commercial paper, corporate bonds, municipal bonds and U.S. agency securities.  Short-term investments have maturities of one year or less.  All other investments with maturity dates greater than one year are classified as long-term.  Our investments are accounted for as either available-for-sale or held-to-maturity.  Investments classified as available-for-sale are reported at fair value at the balance sheet date, and temporary differences between cost and fair value are presented as a separate component of accumulated other comprehensive income (loss), net of any related tax effect, in shareholders’ equity.  Investments classified as held-to-maturity are based on the Company’s positive intent and ability to hold to maturity and these investments are carried at amortized cost.

Realized gains and losses from investments are included in “Interest and other income (expense), net,” computed using the specific identification cost method.  We assess whether an other-than-temporary impairment loss on our investments has occurred due to declines in fair value or other market conditions.  Declines in fair value that are determined to be other-than-temporary, if any, are recorded as charges against “Interest and other income (expense), net” in the consolidated statements of income.  We did not recognize any impairment loss on investments during fiscal 2014, 2013 or 2012.

Concentration of Credit Risks and Certain Other Risks.  Financial instruments that potentially subject us to a concentration of credit risk consist primarily of cash, cash equivalents, investments and receivables.  We place our cash, cash equivalents and investments with high credit quality financial institutions which are regularly monitored by management.  Deposits held with banks may exceed the amount of the insurance provided by the federal government on such deposits.  To date, the Company has not experienced any losses on such deposits.  We also have short and long-term investments in certificates of deposit, commercial paper, corporate bonds, municipal bonds and U.S. agency securities, which can be subject to certain credit risk.  However, we mitigate the risks by investing in high-grade instruments, limiting our exposure to any one issuer, and monitoring the ongoing creditworthiness of the financial institutions and issuers.

We sell our products to distributors and direct customers located primarily in North America, Europe and other countries.  Credit is extended to our customers and we generally do not require our customers to provide collateral for purchases on credit.  Credit risks are mitigated by our credit evaluation process and monitoring the amounts owed to us, taking appropriate action when necessary.  Collection of receivables may be affected by changes in economic or other industry conditions and may, accordingly, impact our overall credit risk.  We maintain an allowance for doubtful accounts, but historically have not experienced any material losses related to an individual customer or group of customers in any particular industry or geographic area.  At March 31, 2014, one distributor in the United States accounted for 24% of our total receivables balance.  At March 31, 2013, two distributors in the United States accounted for 12% and 23%, respectively, of our total receivables balance.

We are subject to certain risks and uncertainties and believe that changes in any of the following areas could have a material adverse effect on our future financial position or results of operations:  continued Food and Drug Administration compliance or regulatory changes; uncertainty regarding health care reforms; fundamental changes in the technology underlying blood testing; the ability to develop new products and services that are accepted in the marketplace; competition, including, but not limited to, pricing and products or product features and services; the adequate and timely sourcing of inventories; foreign currency fluctuations; litigation, product liability or other claims against Abaxis; the ability to attract and retain key employees; stock price volatility due to general economic conditions or future issuances and sales of our stock; changes in legal and accounting regulations and standards; and changes in tax regulations.

Fair Value Measurements.  We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When determining fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability.  The fair value hierarchy distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).  The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy are described below.

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

Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Our financial instruments include cash, cash equivalents, investments, receivables, accounts payable and certain other accrued liabilities.  The fair value of cash, cash equivalents, receivables, accounts payable and certain other accrued liabilities are valued at their carrying value, which approximates fair value due to their short maturities.  See Note 3, “Fair Value Measurements” for further information on fair value measurement of our financial and nonfinancial assets and liabilities.

Inventories.  Inventories include material, labor and manufacturing overhead, and are stated at the lower of standard cost (which approximates actual cost using the first-in, first-out method) or market.  Provisions for excess, obsolete and unusable inventories are determined primarily by management’s evaluation of future demand of our products and market conditions.

Investment in Unconsolidated Affiliate.  In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”) for $2.8 million in cash.  We use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it.  Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value.  We eliminate all intercompany transactions in accounting for our equity method investments.  During fiscal 2014, 2013 and 2012, we recorded our proportionate share of the investee’s net income or loss in “Interest and other income (expense), net” on the consolidated statements of income.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.  We did not recognize any impairment loss on investment in unconsolidated affiliate during fiscal 2014, 2013 or 2012.

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

Construction in progress primarily consists of purchased material and internal payroll and related costs used in the development of production lines.  We did not capitalize interest on constructed assets during fiscal 2014 or 2013 due to immateriality.

Property and equipment includes instruments transferred from inventory and held for loan or evaluation or demonstration purposes to customers.  Units held for loan, evaluation or demonstration purposes are carried at cost and depreciated over their estimated useful lives of three to five years.  Depreciation expense related to these instruments is recorded in cost of revenues or in the respective operating expense line based on the function and purpose for which it is being used.  Proceeds from the sale of evaluation units are recorded as revenue.

Intangible Assets.  Intangible assets, consisting of licenses and other rights acquired from third parties, are presented at cost, net of accumulated amortization.  The intangible assets are amortized using the straight-line method over their estimated useful lives of 6-10 years, which approximates the economic benefit.  If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly.  During fiscal 2014, 2013 and 2012, our changes in estimated useful life of intangible assets were not significant.

Valuation of Long-Lived Assets.  We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate.  We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount.  If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values.  We did not recognize any impairment charges on long-lived assets in fiscal 2014, 2013 or 2012.

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

From time to time, we offer customer incentives comprising of arrangements with customers to include discounts on future sales of services associated with our veterinary reference laboratory.  We apply judgment in determining whether future discounts are significant and incremental.  When the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the original arrangement.  To determine whether a discount is significant and incremental, we look to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement.  If the discount in the multiple element arrangement approximates the discount typically provided in standalone sales, that discount is not considered incremental.  During fiscal 2014, 2013 and 2012, our customer incentive programs with future discounts were not significant.

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

Sales Incentive Programs.  We periodically offer customer sales incentive programs and we record reductions to revenue related to these programs.  Incentives may be provided in the form of volume-based incentives, end-user rebates and discounts.  Volume-based incentives, in the form of rebates, are offered from time to time to distributors and group purchasing organizations upon meeting the sales volume requirements during a qualifying period and are recorded as a reduction to gross revenues during a qualifying period.  Cash rebates are offered to end-users who purchase certain products or instruments during a promotional period and are recorded as a reduction to gross revenues.  Additionally, we periodically offer sales incentives to end-users, in the form of sales discounts, to purchase consumables for a specified promotional period, typically over five years from the sale of our instrument, and we reimburse resellers for the value of the sales discount provided to the end-user.  We estimate the amount of the incentive earned by end-users during a quarter and record a liability to the reseller as a reduction to gross revenues.

Royalty Revenues.  Royalties are typically based on licensees’ net sales of products that utilize our technology and are recognized as earned in accordance with the contract terms when royalties from licensees can be reliably measured and collectibility is reasonably assured, such as upon the receipt of a royalty statement from the licensee.

Allowance for Doubtful Accounts.  We recognize revenue when collection from the customer is reasonably assured.  We maintain an allowance for doubtful accounts based on our assessment of the collectability of the amounts owed to us by our customers.  We regularly review the allowance and consider the following factors in determining the level of allowance required:  the customer’s payment history, the age of the receivable balance, the credit quality of our customers, the general financial condition of our customer base and other factors that may affect the customers’ ability to pay.  An additional allowance is recorded based on certain percentages of our aged receivables, using historical experience to estimate the potential uncollectible.  Account balances are charged off against the allowance when we believe it is probable the receivable will not be recovered.

Shipping and Handling.  In a sale transaction we recognize amounts billed to customers for shipping and handling as revenue.  Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of revenues.

Research and Development Expenses.  Research and development expenses, including internally developed software costs, are expensed as incurred and include expenses associated with new product research and regulatory activities.  Our products include certain software applications that are resident in the product.  The costs to develop such software have not been capitalized as we believe our current software development processes are completed concurrent with the establishment of technological feasibility of the software.

Advertising Expenses.  Costs of advertising, which are recognized as sales and marketing expenses, are generally expensed in the period incurred.  Advertising expenses were $843,000, $1.5 million and $2.1 million, for fiscal 2014, 2013 and 2012, respectively.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes.  For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement.  Significant judgment is required to evaluate uncertain tax positions.  At March 31, 2014 and 2013, we had no significant uncertain tax positions.  Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.  For fiscal 2014, 2013 and 2012, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at March 31, 2014 and 2013, we had no accrued interest or penalties.

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

Prior to fiscal 2007, we granted stock option awards to employees and directors as part of our share-based compensation program.  We have not granted any stock options since the beginning of fiscal 2007.  We have recognized compensation expense for stock options granted during the requisite service period of the stock option.  As of March 31, 2014, we had no unrecognized compensation expense related to stock options granted.

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

Comprehensive Income.  Comprehensive income generally represents all changes in shareholders’ equity during a period, resulting from net income and transactions from non-owner sources.  Comprehensive income consists of net income and the net-of-tax amounts for unrealized gain (loss) on available-for-sale investments (difference between the cost and fair market value).  For the periods presented, the accumulated other comprehensive income (loss) consisted of the unrealized gains or losses on the Company’s available-for-sale investments, net of tax.

Foreign Currency.  The U.S. dollar is the functional currency for our international subsidiary, Abaxis Europe GmbH, located in Darmstadt, Germany.  Foreign currency transactions of our subsidiary are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets.  Accordingly, the effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency resulted in foreign currency gains and losses, which were included in “Interest and other income (expense), net” on the consolidated statements of income and were insignificant for fiscal 2014, 2013 and 2012.

Recent Accounting Pronouncements

Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income:  In February 2013, the FASB issued Accounting Standards Update No. 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income,” (Topic 220) - Comprehensive Income (“ASU 2013-02”), to amend existing rules to improve the reporting of reclassification out of accumulated other comprehensive income (“AOCI”).  The amendment expands the existing disclosure by requiring entities to present information about significant items reclassified out of AOCI by component.  In addition, an entity is required to provide information about the effects on net income of significant amounts reclassified out of each component of AOCI to net income either on the face of the statement where net income is presented or as a separate disclosure in the notes of the financial statements.  We adopted ASU 2013-02 as of April 1, 2013.  As this update only required additional disclosures, adoption of this amendment did not have a material impact on our financial position, results of operations and cash flows during fiscal 2014.

NOTE 2.  INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity.  The following table summarizes available-for-sale and held-to-maturity investments as of March 31, 2014 and 2013 (in thousands):

	Available-for-Sale Investments
March 31, 2014	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Certificates of deposit	$498	$1	$-	$499
Corporate bonds	10,392	32	(42)	10,382
Total available-for-sale investments	$10,890	$33	$(42)	$10,881

	Held-to-Maturity Investments
March 31, 2014	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$5,722	$-	$(8)	$5,714
Commercial paper	12,991	-	(1)	12,990
Corporate bonds	14,920	65	(33)	14,952
Municipal bonds	3,079	20	(29)	3,070
Total held-to-maturity investments	$36,712	$85	$(71)	$36,726

	Available-for-Sale Investments
March 31, 2013	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Certificates of deposit	$996	$5	$-	$1,001
Corporate bonds	6,029	65	-	6,094
Municipal bonds	529	-	-	529
Total available-for-sale investments	$7,554	$70	$-	$7,624

	Held-to-Maturity Investments
March 31, 2013	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$3,341	$-	$-	$3,341
Corporate bonds	16,284	121	(3)	16,402
Municipal bonds	13,105	32	(10)	13,127
Total held-to-maturity investments	$32,730	$153	$(13)	$32,870

The amortized cost of our held-to-maturity investments approximates their fair value.  As of March 31, 2014 and 2013, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale.  As of March 31, 2014 and 2013, we had unrealized gains (losses) on available-for-sale investments, net of related income taxes of $(5,000) and $42,000, respectively.  Redemptions of investments in accordance with the callable provisions during fiscal 2014, 2013 and 2012 were $623,000, $1.3 million and $16.3 million, respectively.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of March 31, 2014 and 2013 (in thousands):

	March 31, 2014		March 31, 2014
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$6,509	$6,542	$22,560	$22,571
Due in 1 to 4 years	4,381	4,339	14,152	14,155
Total investments	$10,890	$10,881	$36,712	$36,726

	March 31, 2013		March 31, 2013
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,027	$1,029	$22,325	$22,387
Due in 1 to 4 years	6,527	6,595	10,405	10,483
Total investments	$7,554	$7,624	$32,730	$32,870

NOTE 3.  FAIR VALUE MEASUREMENTS

The following table summarizes financial assets, measured at fair value on a recurring basis, by level of input within the fair value hierarchy as of March 31, 2014 and 2013 (in thousands):

	As of March 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$5,035	$-	$-	$5,035
Available-for-sale investments:
Certificates of deposit	-	499	-	499
Corporate bonds	-	10,382	-	10,382
Total assets at fair value	$5,035	$10,881	$-	$15,916

	As of March 31, 2013
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$12,189	$-	$-	$12,189
Available-for-sale investments:
Certificates of deposit	-	1,001	-	1,001
Corporate bonds	-	6,094	-	6,094
Municipal bonds	-	529	-	529
Total assets at fair value	$12,189	$7,624	$-	$19,813

As of March 31, 2014 and 2013, our Level 1 financial assets are comprised of money market mutual funds.  Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash.  The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.

Our Level 2 financial assets primarily consist of certificates of deposit, corporate bonds and municipal bonds.  For our Level 2 financial assets, we review trading activity and pricing for these investments as of the measurement date.  When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers.  These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.

As of March 31, 2014 and 2013, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis.  We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during fiscal 2014, 2013 and 2012.

NOTE 4.  INVENTORIES

Components of inventories at March 31, 2014 and 2013 were as follows (in thousands):

	March 31,
	2014	2013
Raw materials	$14,348	$12,621
Work-in-process	3,463	3,696
Finished goods	9,167	10,469
Inventories	$26,978	$26,786

NOTE 5.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate consists of an investment in equity securities of Scandinavian Micro Biodevices APS (“SMB”).  In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash.  SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008.  We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations.  During fiscal 2014, 2013 and 2012, we recorded our allocated portions of SMB’s net gain (loss) of $33,000, $(13,000) and $(143,000), respectively.

NOTE 6.  PROPERTY AND EQUIPMENT, NET

Property and equipment, net, at March 31, 2014 and 2013 consisted of the following (in thousands):

	March 31,
	2014	2013
Property and equipment at cost:
Machinery and equipment	$34,106	$28,676
Furniture and fixtures	2,314	1,567
Computer equipment	6,688	5,840
Leasehold improvements	10,418	10,098
Construction in progress	5,434	5,949
	58,960	52,130
Accumulated depreciation and amortization	(31,784)	(26,800)
Property and equipment, net	$27,176	$25,330

Depreciation and amortization expense for property and equipment amounted to $5.9 million, $5.4 million and $4.5 million in fiscal 2014, 2013 and 2012, respectively.

NOTE 7.  INTANGIBLE ASSETS, NET

Intangible assets, net, at March 31, 2014 and 2013 consisted of the following (in thousands):

	Cost	Accumulated Amortization	Net Book Value
Balance, March 31, 2014
Licenses	$5,000	$3,800	1,200
Other	637	213	424
Total intangible assets	$5,637	$4,013	$1,624

Balance, March 31, 2013
Licenses	$5,000	$2,360	2,640
Other	637	155	482
Total intangible assets	$5,637	$2,515	$3,122

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

Other intangible assets, with a cost basis of $249,000 and $388,000, were acquired by issuing warrants to Kansas State University Institute for Commercialization (formerly known as National Institute for Strategic Technology Acquisition and Commercialization) in January 2011 and October 2011, respectively.

Amortization expense for intangible assets, included in cost of revenues or in the respective operating expense line based on the function and purpose for which it is being used, amounted to $1.5 million, $868,000 and $614,000 in fiscal 2014, 2013 and 2012, respectively.  Based on our intangible assets subject to amortization as of March 31, 2014, the estimated amortization expense for succeeding years is as follows (in thousands):

	Estimated Future Annual Amortization Expense
		Fiscal Year Ending March 31,
	Total	2015	2016	2017	2018	2019	Thereafter
Amortization expense	$1,624	$1,258	$58	$58	$58	$58	$134

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

Effective October 2013, management prospectively changed the standard warranty obligations on certain instruments sold from three to five years.  The increase in the standard warranty period did not result in a material impact on our cost of revenues or our accrued warranty costs during fiscal 2014.  During fiscal 2013, we recorded an adjustment to pre-existing warranties of $290,000, which reduced our warranty reserves and our cost of revenues, based on both historical and projected product performance rates of instruments.  Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary.  If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

Reagent Discs.  We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated.  The warranty cost includes the replacement costs and freight of a defective reagent disc.  For fiscal 2014, 2013 and 2012, the provision for warranty expense related to replacement of defective reagent discs was $518,000, $369,000 and $456,000, respectively.  The balance of accrued warranty reserve related to replacement of defective reagent discs at March 31, 2014 and 2013 was $619,000 and $571,000, respectively, which was classified as a current liability on the consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs.  However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during fiscal 2014, 2013 and 2012 is summarized as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
Balance at beginning of period	$1,384	$1,846	$1,222
Provision for warranty expense	2,068	1,228	1,698
Warranty costs incurred	(1,584)	(1,400)	(1,331)
Adjustment to pre-existing warranties	-	(290)	257
Balance at end of period	1,868	1,384	1,846
Non-current portion of warranty reserve	821	389	601
Current portion of warranty reserve	$1,047	$995	$1,245

NOTE 9.  BORROWINGS

Notes Payable.  We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan was effective January 2011, bears interest at 5.0% and is payable quarterly.  As of March 31, 2014, our short-term and long-term notes payable balances were $100,000 and $581,000, respectively, and we recorded the short-term balance in “Other accrued liabilities” on the consolidated balance sheets.  The entire outstanding balance of the note is payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of March 31, 2014.

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

NOTE 10.  COMMITMENTS AND CONTINGENCIES

Leases

As of March 31, 2014, our contractual obligations for our operating lease obligations for succeeding years are as follows (in thousands):

	Payments Due by Period
		Due in Fiscal
	Total	2015	2016	2017	2018	2019	Thereafter
Operating lease obligations	$14,821	$2,049	$2,163	$2,034	$1,855	$1,852	$4,868

Our operating lease obligations were comprised of our principal facility and various leased facilities and equipment under operating lease agreements, which expire on various dates from fiscal 2015 through fiscal 2025.  Our principal facilities located in Union City, California is under a non-cancelable operating lease agreement, which expires in fiscal 2021.  The monthly rental payments on principal facilities lease increase based on a predetermined schedule and accordingly, we recognize rent expense on a straight-line basis over the life of the lease.  Rent expense under operating leases was $2.1 million, $2.1 million and $2.0 million for fiscal 2014, 2013 and 2012, respectively.

Commitments

We have purchase commitments, comprising of supply and inventory related agreements, totaling approximately $11.7 million as of March 31, 2014.  These purchase order commitments include our purchase obligations with SMB of Denmark to purchase VSpro specialty analyzers and related cartridges through calendar year 2016 under our amended agreement effective January 2014 and Diatron of Hungary to purchase Diatron hematology instruments under our current agreement through fiscal year 2015.

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

On October 1, 2012, St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of the directors of the Company in the United States District Court for the Northern District of California alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units.  The plaintiff seeks, among other things, damages, disgorgement and attorney’s fees.  In addition, the plaintiff sought, and on October 23, 2012, the court issued, an order preliminarily enjoining our shareholder vote on Proposal 2 in our 2012 proxy statement, regarding an amendment to the 2005 Equity Incentive Plan, until such time as additional disclosures could be made.  We filed with the SEC and mailed to shareholders supplemental proxy materials approved by the court, the injunction was lifted and our shareholders approved the proposal to amend our 2005 Equity Incentive Plan.  A hearing on defendants’ motion to dismiss the claims was held on May 7, 2013.

On October 1, 2013, before the court ruled on the motions to dismiss, the parties notified the court that they had reached a settlement of the lawsuit.  On January 16, 2014, the parties entered into a Stipulation of Settlement, and the following day, the plaintiff filed a motion for preliminary approval.  On April 15, 2014, the court issued an order granting preliminary approval of the settlement.  The parties have agreed, subject to court approval, that the claims against the defendants will be dismissed with prejudice and will be granted the release of certain known or unknown claims that have been or could have been brought later in the court arising out of the same allegations.  We have agreed that if the proposed settlement terms are approved by the court, we will adopt certain corporate governance measures, such measures to be in effect for at least five years. The plaintiff has petitioned the court for an attorney’s fee award of $1.7 million. The court has scheduled a hearing for June 17, 2014, at which time it will consider whether to grant final approval of the settlement and whether to grant plaintiff’s petition for an attorney’s fee award.  The settlement is not contingent on the payment of any attorney’s fee award.  We believe that any attorney’s fees that would be awarded to plaintiff’s counsel would not have a material adverse effect on Abaxis, our consolidated financial position or our results of operations.

We are involved from time to time in various litigation matters in the normal course of business.  There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

NOTE 11.  EMPLOYEE BENEFIT PLAN

We have established the Abaxis 401(k) Plan (the “401(k) Plan”), a tax deferred savings plan, for the benefit of qualified employees.  The 401(k) Plan is designed to provide employees with an accumulation of funds at retirement.  Qualified employees may elect to have salary reduction contributions made to the plan on a bi-weekly basis.  We may make quarterly contributions to the plan at the discretion of our Board of Directors either in cash or in common stock.  Our matching contributions to the tax deferred savings plan totaled $297,000, $608,000 and $422,000 in fiscal 2014, 2013 and 2012, respectively.  In fiscal 2014, 2013 and 2012, our matching contributions were made in cash.  We did not have any matching contributions in the form of common stock in fiscal 2014, 2013 and 2012.

NOTE 12.  EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

Equity Compensation Plans

Our share-based compensation plans are described below.

2005 Equity Incentive Plan.  Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended our 1998 Stock Option Plan.  The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants.  As of March 31, 2014, the Equity Incentive Plan provided for the issuance of a maximum of 6,786,000 shares, of which 1,018,000 shares of common stock were then available for future issuance.  Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the Equity Incentive Plan.

1992 Outside Directors’ Stock Option Plan.  Under our 1992 Outside Directors’ Stock Option Plan (the “Directors Plan”), options to purchase shares of common stock were automatically granted, annually, to non-employee directors.  Options under the Directors Plan were nonqualified stock options and were granted at the fair market value on the date of grant and expired ten years from the date of grant.  Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service.  Additionally, no shares of common stock were available for future issuance because the time period for granting options expired in June 2002 in accordance with the terms of the Directors Plan.  The Directors Plan provided for the issuance of a maximum of 250,000 shares.  During fiscal 2012, the remaining stock options outstanding granted under the Directors Plan were exercised and as of March 31, 2014, there were no stock options outstanding under the Directors Plan.

Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Share-Based Compensation

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units for fiscal 2014, 2013 and 2012, which is included in our consolidated statements of income (in thousands, except per share data):

	Year Ended March 31,
	2014	2013	2012
Cost of revenues	$1,105	$921	$918
Research and development	1,138	1,150	866
Sales and marketing	2,146	2,506	1,877
General and administrative	3,254	2,509	2,022
Share-based compensation expense before income taxes	7,643	7,086	5,683
Income tax benefit	(2,605)	(2,557)	(2,001)
Total share-based compensation expense after income taxes	$5,038	$4,529	$3,682
Net impact of share-based compensation on:
Basic net income per share	$0.23	$0.21	$0.17
Diluted net income per share	$0.22	$0.20	$0.16

Share-based compensation has been classified in the consolidated statements of income or capitalized on the consolidated balance sheets in the same manner as cash compensation paid to employees.  Capitalized share-based compensation costs at March 31, 2014, 2013 and 2012 were $137,000, $151,000 and $139,000, respectively, which were included in inventories on our consolidated balance sheets.

Cash Flow Impact

The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards.  Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable.  Excess tax benefits classified as a financing cash inflow for fiscal 2014, 2013 and 2012 were $2.2 million, $2.7 million and $862,000, respectively.

Stock Options

Prior to fiscal 2007, we granted stock option awards to employees and directors as part of our share-based compensation program.  Option awards to consultants were insignificant.  Options granted to employees and directors generally expire ten years from the grant date.  Options granted to employees generally become exercisable over a period of four years based on cliff-vesting terms and continuous employment.  Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service.  We have not granted any stock options since the beginning of fiscal 2007.  We have recognized compensation expense for stock options granted during the requisite service period of the stock option.  As of March 31, 2014, we had no unrecognized compensation expense related to stock options granted.

Stock Option Activity

Stock option activity under all stock plans is summarized as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic (In thousands)
Outstanding at March 31, 2011
(406,000 shares exercisable at a weighted average exercise price of $12.10 per share)	406,000	$12.10
Granted	-	-
Exercised	(122,000)	5.04
Canceled or forfeited	(2,000)	5.31
Outstanding at March 31, 2012
(282,000 shares exercisable at a weighted average exercise price of $15.21 per share)	282,000	15.21
Granted	-	-
Exercised	(210,000)	13.38
Canceled or forfeited	-	-
Outstanding at March 31, 2013
(72,000 shares exercisable at a weighted average exercise price of $20.50 per share)	72,000	20.50
Granted	-	-
Exercised	(70,000)	20.74
Canceled or forfeited	-	-
Outstanding at March 31, 2014	2,000	$13.24	0.81	$59
Vested and expected to vest at March 31, 2014	2,000	$13.24	0.81	$59
Exercisable at March 31, 2014	2,000	$13.24	0.81	$59

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of March 31, 2014, that would have been received by the option holders had all option holders exercised their stock options as of that date.  Total intrinsic value of stock options exercised during fiscal 2014, 2013 and 2012 was $1.2 million, $5.5 million and $2.5 million, respectively.  Cash proceeds from stock options exercised during fiscal 2014, 2013 and 2012 were $1.5 million, $2.8 million and $615,000, respectively.

The following table summarizes information regarding stock options outstanding and stock options exercisable at March 31, 2014:

			Options Outstanding			Options Exercisable
Range of Exercise Prices			Number of Shares Outstanding	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price Per Share	Number of Shares Exercisable	Weighted Average Exercise Price Per Share
$11.05	-	$11.05	500	0.93	$11.05	500	$11.05
$12.99	-	$19.45	1,500	0.78	13.71	1,500	13.71
$11.05	-	$19.45	2,000	0.81	13.24	2,000	13.24

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

The fair value of restricted stock unit awards (time vesting) used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.  Such value is recognized as an expense over the corresponding requisite service period.  The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited.  The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results.  As of March 31, 2014, the total unrecognized compensation expense related to restricted stock unit awards (time vesting) granted amounted to $17.3 million, which is expected to be recognized over a weighted average service period of 1.5 years.

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

Fiscal 2013 Performance RSUs.  In April 2012, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 84,000 shares of common stock to our executive officers that contained both time-based and performance-based vesting terms (the “FY2013 Performance RSUs”).  The FY2013 Performance RSUs were subject to vesting in four equal annual increments based upon:  (1) achievement of certain pre-established corporate annual performance-related goals, as established by the Compensation Committee; and (2) the grantee’s satisfaction of service requirements through the vesting period.  The annual financial performance goals were established at the beginning of each performance period and, accordingly, the portion (or “tranche”) of the FY2013 Performance RSU subject to each goal is treated as a separate grant for accounting purposes.  The number of vested restricted stock unit awards (performance vesting) is determined at the end of each annual performance period.  The fiscal 2013 performance target for the FY2013 Performance RSUs was established at the grant date following ASC 718-10-55-95 and the aggregate estimated grant date fair value of the FY2013 Performance RSUs was $752,000, or $35.62 per share, based on the closing market price of our common stock on the date of grant.  Only the target for fiscal 2013 performance for the first tranche was set in April 2012, and accordingly, only 25% of the FY2013 Performance RSUs were deemed granted in fiscal 2013 in accordance with ASC 718-10-55-95.  In April 2013, in consideration of the grant of the FY2014 Performance RSUs described below, the remaining 75% of the FY2013 Performance RSUs, which consisted of the second, third and fourth tranches, were cancelled.  As a result, these restricted stock units are no longer outstanding.  The remaining 75% of the FY2013 Performance RSUs were not deemed granted for accounting purposes because each annual performance target was to be set at the start of each respective single-fiscal year performance period in accordance with ASC 718-10-55-95.

On April 29, 2013, 21,000 shares subject to the FY2013 Performance RSUs were issued to our executive officers as a result of achieving performance-related goals for the fiscal year ended March 31, 2013.  We fully recognized compensation expense for the FY2013 Performance RSUs during the requisite service period in fiscal 2013.  As of March 31, 2014, we had no unrecognized compensation expenses related to FY2013 Performance RSUs.

Fiscal 2014 Performance RSUs.  In April 2013, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 129,000 shares of common stock to our executive officers that also contained both time-based and performance-based vesting terms (the “FY2014 Performance RSUs”).  The aggregate estimated grant date fair value of the FY2014 Performance RSUs was $5.5 million, or $42.43 per share, based on the closing market price of our common stock on the date of grant.  The FY2014 Performance RSUs vest only if both of the following criteria are satisfied:  (1) our consolidated income from operations for the fiscal year ending March 31, 2014, as certified by the Compensation Committee, is in excess of the applicable target amount described below; and (2) the recipient remains in the Service of the Company (as defined in our Equity Incentive Plan) until the applicable vesting date set forth as follows:

•	25% shares issuable upon settlement of FY2014 Performance RSUs upon satisfying 90% of target of consolidated income from operations for the year ending March 31, 2014 and time-based vesting on April 29, 2016;

•	25% shares issuable upon settlement of FY2014 Performance RSUs upon satisfying 90% of target of consolidated income from operations for the year ending March 31, 2014 and time-based vesting on April 29, 2017;

•	25% shares issuable upon settlement of FY2014 Performance RSUs upon satisfying 100% of target of consolidated income from operations for the year ending March 31, 2014 and time-based vesting on April 29, 2016; and

•	25% shares issuable upon settlement of FY2014 Performance RSUs upon satisfying 100% of target of consolidated income from operations for the year ending March 31, 2014 and time-based vesting on April 29, 2017.

As of March 31, 2014, we reviewed each of the underlying performance targets related to the outstanding FY2014 Performance RSUs and determined that it was not probable that the FY2014 Performance RSUs will vest and did not record share-based compensation related to these awards during fiscal 2014.  On April 23, 2014, the Compensation Committee determined that the Company’s consolidated income from operations for fiscal 2014 was below 90% of target and, accordingly, the FY2014 Performance RSUs did not vest and were cancelled.

Fiscal 2015 Performance RSUs.  In April 2014, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 172,000 shares of common stock to our executive officers that also contained both time-based and performance-based vesting terms (the “FY2015 Performance RSUs”).  The aggregate estimated grant date fair value of the FY2015 Performance RSUs was $7.0 million, or $40.82 per share, based on the closing market price of our common stock on the date of grant.  The FY2015 Performance RSUs vest only if both of the following criteria are satisfied:  (1) our consolidated income from operations for the fiscal year ending March 31, 2015, as certified by the Compensation Committee, is in excess of the applicable target amount described below; and (2) the recipient remains in the Service of the Company (as defined in our Equity Incentive Plan) until the applicable vesting date set forth as follows:

•	25% shares issuable upon settlement of FY2015 Performance RSUs upon satisfying 90% of target of consolidated income from operations for the year ending March 31, 2015 and time-based vesting on April 28, 2017;

•	25% shares issuable upon settlement of FY2015 Performance RSUs upon satisfying 90% of target of consolidated income from operations for the year ending March 31, 2015 and time-based vesting on April 28, 2018;

•	25% shares issuable upon settlement of FY2015 Performance RSUs upon satisfying 100% of target of consolidated income from operations for the year ending March 31, 2015 and time-based vesting on April 28, 2017; and

•	25% shares issuable upon settlement of FY2015 Performance RSUs upon satisfying 100% of target of consolidated income from operations for the year ending March 31, 2015 and time-based vesting on April 28, 2018.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity during fiscal 2014, 2013 and 2012:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value(1)	Number of Shares(2)	Weighted Average Grant Date Fair Value(1)
Unvested at March 31, 2011	940,000	$22.09	-	$-
Granted	436,000	27.25	-	-
Vested(3)	(237,000)	22.12	-	-
Canceled or forfeited	(19,000)	24.03	-	-
Unvested at March 31, 2012	1,120,000	$24.06	-	$-
Granted	192,000	36.30	21,000	35.62
Vested(3)	(257,000)	23.40	-	-
Canceled or forfeited	(75,000)	26.78	-	-
Unvested at March 31, 2013	980,000	$26.42	21,000	$35.62
Granted	175,000	41.29	129,000	42.43
Vested(3)	(295,000)	21.73	(21,000)	35.62
Canceled or forfeited	(86,000)	31.61	(16,000)	42.43
Unvested at March 31, 2014	774,000	$30.98	113,000	$42.43

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The shares granted during fiscal 2013 and unvested at March 31, 2013 related to FY2013 Performance RSUs do not include the awards approved by the Compensation Committee during the fiscal year 2013 that were deemed not to have been granted in accordance with ASC 718‑10‑55‑95.
(3)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during fiscal 2014, 2013 and 2012 was $13.2 million, $9.1 million and $6.6 million, respectively.  The total grant date fair value of restricted stock units vested during fiscal 2014, 2013 and 2012 was $7.2 million, $6.0 million and $5.2 million, respectively.

NOTE 13.  SHAREHOLDERS’ EQUITY

Share Repurchase Program

Between August 2011 and January 2012, our Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock.  In July 2013, our Board of Directors approved a $12.3 million increase to our existing share repurchase program to a total of $67.3 million.  As of March 31, 2014, $37.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through March 31, 2014, we have repurchased 1.3 million shares of our common stock at a total cost of $30.3 million, including commission expense.  During fiscal 2014, we repurchased 86,000 shares at a total cost of $3.0 million and an average per share cost including commission expense of $34.58.  During fiscal 2013, we did not repurchase any shares of our common stock.  During fiscal 2012, we repurchased 1.2 million shares of our common stock at a total cost of $27.3 million and an average per share cost including commission of $23.41.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.  Repurchased shares are retired.

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

In addition, under certain conditions involving an acquisition or proposed acquisition, the rights permitted the holders (other than the acquirer) to purchase our common stock at a 50% discount from the market price at that time, and in the event of certain business combinations, the rights permitted the purchase of the common stock of an acquirer at a 50% discount from the market price at that time.  Under certain conditions, the purchase rights would have been redeemed by the Company in whole, but not in part, at a price of $0.001 per right.  The rights had no voting privileges and were attached to and automatically traded with our common stock.

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

Common Stock Warrants

At March 31, 2014, there were warrants to purchase 30,000 shares of common stock outstanding, of which 20,000 shares were vested, at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017.  At March 31, 2013, there were 30,000 warrants outstanding, of which 14,000 shares were vested, to purchase common stock at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017.  At March 31, 2012, there were 30,000 warrants outstanding, of which 8,000 shares were vested, to purchase common stock at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017.  The fair value of the warrants issued were determined using the Black-Scholes option-pricing model and are amortized over their estimated useful life, of approximately ten years, as an intangible asset.  The warrants vest at a rate of 20% annually from their issuance dates and have a term of five years.

NOTE 14.  NET INCOME PER SHARE

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Year Ended March 31,
	2014	2013	2012
Numerator:
Net income	$14,185	$27,459	$13,091
Denominator:
Weighted average common shares outstanding - basic	22,270,000	21,946,000	22,084,000
Weighted average effect of dilutive securities:
Stock options	20,000	89,000	130,000
Restricted stock units	257,000	318,000	230,000
Warrants	28,000	28,000	18,000
Weighted average common shares outstanding - diluted	22,575,000	22,381,000	22,462,000
Net income per share:
Basic net income per share	$0.64	$1.25	$0.59
Diluted net income per share	$0.63	$1.23	$0.58

Stock options and warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of our common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share.  There were no stock options and warrants excluded from the computation of diluted weighted average shares outstanding during fiscal 2014, 2013 and 2012.

We excluded the following restricted stock units from the computation of diluted weighted average shares outstanding because the inclusion of these awards would be antidilutive to net income per share:

	Year Ended March 31,
	2014	2013	2012
Weighted average number of shares underlying antidilutive restricted stock units	5,000	2,000	267,000

If the performance criteria for our restricted stock unit awards (performance vesting) are achieved, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive.  Because the performance criteria for restricted stock unit awards (performance vesting) related to FY2014 Performance RSUs were not achieved during fiscal 2014, these awards were not included in the diluted net income per share calculation.  The performance criteria for our restricted stock unit awards (performance vesting) related to FY 2013 Performance RSUs were achieved during fiscal 2013 and were included in the computation of diluted weighted average shares outstanding.  There were no restricted stock unit awards (performance vesting) excluded from the computation of diluted weighted average shares outstanding during fiscal 2013.

NOTE 15.  INCOME TAXES

Income Tax Provision

The components of our income tax provision are summarized as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
Current:
Federal	$6,800	$14,575	$5,552
State	851	1,488	584
Foreign	892	174	267
Total current income tax provision	8,543	16,237	6,403
Deferred:
Federal	(631)	(1,219)	790
State	(154)	(88)	(117)
Total deferred income tax provision	(785)	(1,307)	673
Total income tax provision	$7,758	$14,930	$7,076

The components of our income before income tax provision are summarized as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
United States	$19,319	$41,743	$19,403
Foreign	2,624	646	764
Income before income tax provision	$21,943	$42,389	$20,167

The income tax provision differs from the amount computed by applying the federal statutory income tax rate (35 percent) to income before income tax provision as follows (in thousands):

	Year Ended March 31,
	2014	2013	2012
Income taxes at federal income tax rate	$7,681	$14,836	$7,059
State income taxes, net of federal benefits	387	1,123	455
Non-deductible compensation	260	56	159
Research and development tax credits	(210)	(541)	(254)
Tax-exempt interest income	(20)	(32)	(65)
Qualified production activities income benefit	(490)	(525)	(306)
Other	150	13	28
Total income tax provision	$7,758	$14,930	$7,076

During fiscal 2014, 2013 and 2012, we recognized $2.2 million, $2.7 million and $842,000, respectively, of tax deductions related to share-based compensation in excess of recognized share-based compensation expense (“excess benefits”) which was recorded to shareholders’ equity.  We record excess benefits to shareholders’ equity when the benefits result in a reduction in cash paid for income taxes.

Our policy is to reinvest earnings of our foreign subsidiary unless such earnings are subject to U.S. taxation.  As of March 31, 2014, the cumulative earnings upon which U.S. income taxes has not been provided is approximately $543,000.  The U.S. tax liability if the earnings were repatriated is $217,000.

Unrecognized Tax Benefits

During fiscal 2014, we did not recognize any interest and penalties related to unrecognized tax benefits.  We file income tax returns in the U.S. federal jurisdiction, Germany and various state jurisdictions.  The statute of limitations is three years for federal and four years for California.  Our federal income tax returns are subject to examination for fiscal years 2011 through 2014.  Our California income tax returns are subject to examination for fiscal years 2010 through 2014, with the exception of California tax credit carryovers.  To the extent there is a research and development tax credit available for carryover to future years, the statute of limitations with respect to the tax credit begins in the year utilized.  As a result of the timing for the utilization of California tax credit carryovers, our California research and development tax credits are subject to examination for fiscal years 2005 through 2014.  We are subject to examination in Germany for fiscal years 2011 through 2014.

Deferred Tax Assets and Liabilities

The following table presents the breakdown between current and non-current net deferred tax assets (liabilities) (in thousands):

	March 31,
	2014	2013
Deferred tax assets, current	$4,464	$4,589
Deferred tax assets, non-current	1,557	643
Total net deferred tax assets	$6,021	$5,232

Significant components of our deferred tax assets (liabilities) are as follows (in thousands):

	March 31,
	2014	2013
Deferred tax assets:
Research and development tax credit carryforwards	$646	$475
Capitalized research and development	136	167
Inventory reserves	622	601
Deferred revenue from extended maintenance agreements	1,940	1,834
Warranty reserves	704	524
Accrued payroll and other accrued expenses	1,269	1,266
Share-based compensation	2,129	2,145
Alternative minimum tax credits	24	24
Tax on deferred intercompany profit	742	1,120
Other	792	457
Total deferred tax assets	9,004	8,613
Deferred tax liabilities:
Depreciation	(2,876)	(3,257)
Other	(107)	(124)
Total deferred tax liabilities	(2,983)	(3,381)
Net deferred tax assets	$6,021	$5,232

A valuation allowance against deferred tax assets is provided when it is more likely than not that some portion of the deferred tax assets will not be realized.  As of March 31, 2014, 2013 and 2012, we did not have a valuation allowance.

As of March 31, 2014, we had no federal or California net operating loss carryforwards.  As of March 31, 2014, our California research and development tax credit carryforwards were $990,000.  The California research and development tax credit will carryforward indefinitely.

NOTE 16.  SEGMENT REPORTING INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Abaxis develops, manufactures, markets and sells portable blood analysis systems for use in human or veterinary patient care setting to provide clinicians with rapid blood constituent measurements.  We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments.  We manage our business on the basis of the following two reportable segments: (i) the medical market and (ii) the veterinary market, which are based on the products sold and services provided by market and customer group.  For the products that we manufacture and sell, each reportable segment has similar manufacturing processes, technology and shared infrastructures.  The accounting policies for segment reporting are the same as for the Company as a whole.  We do not segregate assets by segments since our chief operating decision maker, or decision making group, does not use assets as a basis to evaluate a segment’s performance.

Medical Market

In the medical market reportable segment, we serve a worldwide customer group consisting of physicians’ office practices across multiple specialties, urgent care, outpatient and walk-in clinics (free-standing or hospital-connected), health screening operations, home care providers (national, regional or local), nursing homes, ambulance companies, oncology treatment clinics, dialysis centers, pharmacies, hospital laboratories, military installations (ships, field hospitals and mobile care units), pharmaceutical clinical trials and cruise ship lines.  The products manufactured and sold in this segment primarily consist of Piccolo chemistry analyzers and medical reagent discs.

Veterinary Market

In the veterinary market reportable segment, we serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories.  Our veterinary market product offerings include VetScan chemistry analyzers and veterinary reagent discs, VetScan hematology instruments and related reagent kits, VetScan VSpro specialty analyzers and related consumables, VetScan i‑STAT analyzers and related consumables and VetScan rapid tests.  Since October 2011, our veterinary market services comprise of veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States through Abaxis Veterinary Reference Laboratories (“AVRL”).

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for fiscal 2014, 2013 and 2012 (in thousands).

	Year Ended March 31,
	2014	2013	2012
Revenues:
Medical Market	$28,134	$31,643	$30,404
Veterinary Market	140,698	150,510	122,253
Other(1)	3,038	3,872	3,939
Total revenues	171,870	186,025	156,596
Cost of revenues:
Medical Market	15,623	15,179	14,323
Veterinary Market	73,030	72,477	57,032
Other(1)	108	138	138
Total cost of revenues	88,761	87,794	71,493
Gross profit:
Medical Market	12,511	16,464	16,081
Veterinary Market	67,668	78,033	65,221
Other(1)	2,930	3,734	3,801
Gross profit	$83,109	$98,231	$85,103

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 17.  REVENUES BY PRODUCT AND SERVICE CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product and service category (in thousands):

	Year Ended March 31,
Revenues by Product and Service Category	2014	2013	2012
Instruments(1)	$37,539	$46,034	$35,150
Consumables(2)	117,533	127,481	113,810
Other products and services(3)	16,648	12,360	7,472
Product and service revenues, net	171,720	185,875	156,432
Development and licensing revenue	150	150	164
Total revenues	$171,870	$186,025	$156,596

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

The following is a summary of our revenues by geographic region based on customer location (in thousands):

	Year Ended March 31,
Revenues by Geographic Region	2014	2013	2012
North America	$136,607	$152,774	$128,969
Europe	27,161	26,086	21,926
Asia Pacific and rest of the world	8,102	7,165	5,701
Total revenues	$171,870	$186,025	$156,596

Significant Concentrations

During fiscal 2014 two distributors in the United States, MWI Veterinary Supply and Abbott Point of Care accounted for 18% and 10%, respectively, of our total worldwide revenues.  During fiscal 2013 one distributor in the United States, Animal Health International, accounted for 11% of our total worldwide revenues.

Substantially all of our long-lived assets are located in the United States.

NOTE 18.  SUMMARY OF QUARTERLY DATA (UNAUDITED)

The following is a summary of unaudited quarterly data for fiscal 2014 and 2013 (in thousands, except per share data):

	Quarter Ended
	June 30	September 30	December 31	March 31
Fiscal Year Ended March 31, 2014:
Revenues	$43,169	$45,851	$40,810	$42,040
Gross profit	$20,892	$21,872	$19,333	$21,012
Income tax provision	$1,811	$2,210	$1,636	$2,101
Net income	$3,229	$3,996	$3,222	$3,738
Net income per share - basic	$0.15	$0.18	$0.14	$0.17
Net income per share - diluted	$0.14	$0.18	$0.14	$0.17

Fiscal Year Ended March 31, 2013:
Revenues	$42,014	$44,258	$49,802	$49,951
Gross profit	$22,849	$23,123	$26,076	$26,183
Income tax provision	$1,699	$8,012	$2,996	$2,223
Net income	$2,864	$12,909	$4,988	$6,698
Net income per share - basic	$0.13	$0.59	$0.23	$0.30
Net income per share - diluted	$0.13	$0.58	$0.22	$0.30

NOTE 19.  SUBSEQUENT EVENTS

On April 23, 2014, our Board of Directors declared a quarterly dividend of $0.10 per share on our outstanding common stock to be paid on June 17, 2014 to all shareholders of record as of the close of business on June 3, 2014.

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

Management’s Report on Internal Control Over Financial Reporting

We are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act.  Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on criteria established in the framework in Internal Control—Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on this evaluation, our principal executive officer and principal financial officer, have concluded that our internal control over financial reporting was effective as of March 31, 2014.

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

Attestation Report of the Independent Registered Public Accounting Firm

Burr Pilger Mayer, Inc., our independent registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting as of March 31, 2014, which report is included elsewhere herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Board of Directors and Shareholders
of Abaxis, Inc.

We have audited the internal control over financial reporting of Abaxis, Inc. and its subsidiary (“the Company”) as of March 31, 2014, based on criteria established in Internal Control — Integrated Framework (1992 Framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Abaxis, Inc. and its subsidiary maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Abaxis, Inc. and its subsidiary as of March 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2014 and the related financial statement schedule and our report dated May 30, 2014 expressed an unqualified opinion thereon.

/s/ Burr Pilger Mayer, Inc.
San Jose, California
May 30, 2014

Item 9B.  Other Information

Not applicable.

PART III

The information required by Part III is omitted from this report and will be included in an amendment to this report filed no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in an amendment to this Annual Report on Form 10-K.

Item 11.  Executive Compensation

The information required by this item will be contained in an amendment to this Annual Report on Form 10-K.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in an amendment to this Annual Report on Form 10-K.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in an amendment to this Annual Report on Form 10-K.

Item 14.  Principal Accounting Fees and Services

The information required by this item will be contained in an amendment to this Annual Report on Form 10-K.

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

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

Abaxis, Inc.
Schedule II
Valuation and Qualifying Accounts and Reserves
Years ended March 31, 2014, 2013 and 2012

Description	Balance at Beginning of Year	Additions Charged to Expenses	Deductions from Reserves	Balance at End of Year
Total Reserve for Doubtful Accounts and Sales Allowances (a):
Year ended March 31, 2014	$319,000	$182,000	$(319,000)	$182,000
Year ended March 31, 2013	$283,000	$107,000	$(71,000)	$319,000
Year ended March 31, 2012	$320,000	$81,000	$(118,000)	$283,000

(a) The deductions related to allowances for doubtful accounts represent accounts receivable which are written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 30, 2014.

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

Signature	Title	Date

President, Chief Executive Officer and Director
/s/ Clinton H. Severson	(Principal Executive Officer)	May 30, 2014
Clinton H. Severson

/s/ Alberto R. Santa Ines	Chief Financial Officer and Vice President of Finance	May 30, 2014
Alberto R. Santa Ines	(Principal Financial and Accounting Officer)

/s/ Vernon E. Altman	Director	May 30, 2014
Vernon E. Altman

/s/ Richard J. Bastiani, Ph.D.	Director	May 30, 2014
Richard J. Bastiani, Ph.D.

/s/ Michael D. Casey	Director	May 30, 2014
Michael D. Casey

/s/ Henk J. Evenhuis	Director	May 30, 2014
Henk J. Evenhuis

/s/ Prithipal Singh, Ph.D.	Director	May 30, 2014
Prithipal Singh, Ph.D.

Exhibit Index

Exhibit No.	Description of Document
3.1	Amended and Restated Articles of Incorporation, as amended.

3.2	By-laws, as amended.

4.1
Form of Warrant to Purchase Shares of Common Stock of Abaxis, Inc. issued to the National Institute for Strategic Technology Acquisition and Commercialization (filed with the Securities and Exchange Commission on June 13, 2011 as Exhibit 4.3 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and incorporated herein by reference).

4.2	Reference is made to Exhibit 3.1and Exhibit 3.2.

10.1
Lease Agreement with Principal Development Investors, LLC, dated June 21, 2000 (filed with the Securities and Exchange Commission on January 10, 2001 as Exhibit 10.10 to our Registration Statement on Form S-3 and incorporated herein by reference).

10.2*
Amended and Restated Executive Employment Agreement with Mr. Clinton H. Severson, dated October 27, 2010 (filed with the Securities and Exchange Commission on February 9, 2011 as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 and incorporated herein by reference).

10.3*
2005 Equity Incentive Plan, as amended and restated through November 8, 2012 (filed with the Securities and Exchange Commission on February 11, 2013 as Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 and incorporated herein by reference).

10.4*
Form of Notice of Grant of Restricted Stock Units (time vesting) under the 2005 Equity Incentive Plan (filed with the Securities and Exchange Commission on June 14, 2013 as Exhibit 10.7 to our Annual Report on Form 10-K for the year ended March 31, 2013 and incorporated herein by reference).

10.5*
Form of Notice of Grant of Restricted Stock Units (performance vesting) under the 2005 Equity Incentive Plan (filed with the Securities and Exchange Commission on June 14, 2013 as Exhibit 10.8 to our Annual Report on Form 10-K for the year ended March 31, 2013 and incorporated herein by reference).

10.6*
Abaxis, Inc. Executive Change of Control Severance Plan, as amended as of December 23, 2008 (filed with the Securities and Exchange Commission on February 9, 2009 as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 and incorporated herein by reference).

10.7*
Fiscal 2015 Base Salary and Target Bonus for the Named Executive Officers (filed with the Securities and Exchange Commission on April 29, 2014 as a part of our Current Report on Form 8-K and incorporated herein by reference)

10.8*
Form of Indemnity Agreement entered into by Abaxis, Inc. with each of its directors and executive officers (filed with the Securities and Exchange Commission on June 13, 2008 as Exhibit 10.22 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and incorporated herein by reference).

10.9+
License Agreement by and between Inverness Medical Switzerland GmbH and Abaxis, Inc., dated January 5, 2009 (filed with the Securities and Exchange Commission on June 12, 2009 as Exhibit 10.22 with our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and incorporated herein by reference).

10.10
First Amendment to Lease Agreement with Principal Development Investors, LLC, dated as of August 28, 2000 (filed with the Securities and Exchange Commission on June 14, 2010 as Exhibit 10.23 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and incorporated herein by reference).

10.11
Second Amendment to Lease Agreement with Principal Development Investors, LLC, dated as of November 20, 2000 (filed with the Securities and Exchange Commission on June 14, 2010 as Exhibit 10.24 with our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and incorporated herein by reference).

10.12
Third Amendment to Lease Agreement with Crossroads Technology Partners and Nearon Crossroads, LLC, as successors in interest to Principal Development Investors, LLC, dated as of April 10, 2002 (filed with the Securities and Exchange Commission on June 14, 2010 as Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and incorporated herein by reference).

10.13
Fourth Amendment to Lease Agreement with Whipple Road Holdings, LLC, SFP Crossroads, LLC and Woodstock Bowers, LLC, dated March 11, 2010 (filed with the Securities and Exchange Commission on June 14, 2010 as Exhibit 10.26 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and incorporated herein by reference).

10.14+
Master Agreement, dated as of January 26, 2011, among the National Institute for Strategic Technology Acquisition and Commercialization, the Kansas State University Research Foundation and Abaxis, Inc. (filed with the Securities and Exchange Commission on June 13, 2011 as Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and incorporated herein by reference).

10.15+
Distributor Agreement by and between Lextron, Inc. including subsidiaries TW Medical Veterinary Supply and VetPham and Abaxis, Inc., dated April 1, 2010 (filed with the Securities and Exchange Commission on June 14, 2012 as Exhibit 10.17 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 and incorporated herein by reference).

10.16+
Confidential Settlement Agreement by and between Abaxis, Inc. and Cepheid, dated September 24, 2012 (filed with the Securities and Exchange Commission on November 9, 2012 as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 and incorporated herein by reference).

10.17+
Exclusive Agreement, dated October 26, 2012, by and between Abaxis, Inc. and Abbott Point of Care, Inc. (filed with the Securities and Exchange Commission on July 2, 2013 as Exhibit 10.1 to the Amendment to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 and incorporated herein by reference).

10.18
Non-Exclusive Distributor Agreement, dated as of September 28, 2012, by and between MWI Veterinary Supply, Inc. (“MWI”) and Abaxis, Inc. (filed with the Securities and Exchange Commission on November 27, 2012 as Exhibit 10.27 to MWI’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and incorporated herein by reference).

10.19+
Letter Agreement, dated as of September 28, 2012, by and between MWI and Abaxis, Inc. (filed with the Securities and Exchange Commission on November 27, 2012 as Exhibit 10.28 to MWI’s Annual Report on Form 10-K for the fiscal year ended September 30, 2012 and incorporated herein by reference).

10.20+
Amendment, dated April 4, 2013, to the Master Agreement by and among the Kansas State University Institute for Commercialization (f/k/a the National Institute for Strategic Technology Acquisition and Commercialization), the Kansas State University Research Foundation, and Abaxis, Inc., dated January 26, 2011 (filed with the Securities and Exchange Commission on August 9, 2013 as Exhibit 10.1 to our Quarterly Report on 10-Q for the quarter ended June 30, 2013 and incorporated herein by reference).

10.21
Amendment to Exclusive Agreement between Abaxis, Inc. and Abbott Point of Care Inc., dated September 30, 2013 (filed with the Securities and Exchange Commission on November 12, 2013 as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

21.1	Subsidiaries of Abaxis, Inc.

23.1	Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm

24.1	Power of Attorney. (included on the Signature Page hereto).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

+	Confidential treatment of certain portions of this agreement has been granted by the Securities and Exchange Commission.

*	Management contract or compensatory plan or arrangement.

#
This certification is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended (whether made before or after the date of the Form 10-K), irrespective of any general incorporation language contained in such filing.