Form 10-K/A
period 2014-03-31
ABAXIS INC
filed 2014-07-29
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10‑K/A

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

As of May 30, 2014, there were 22,458,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
EXPLANATORY NOTE

Abaxis, Inc., or Abaxis, is filing this amendment, or the Amendment, to its Annual Report on Form 10-K, or 10-K, for the fiscal year ended March 31, 2014, as filed with the Securities and Exchange Commission, or SEC, on May 30, 2014. This Amendment is filed solely for the purpose of including the information required by Part III of Form 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, in connection with this Amendment, the Company’s Chief Executive Officer and Chief Financial Officer are providing Exchange Act Rule 13a-14(a) certifications as included herein. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, this Amendment does not modify or update disclosure in, or exhibits to, the original 10-K. Furthermore, this Amendment does not change any previously reported financial results, nor does it reflect events occurring after the date of the original 10-K. Information not affected by this Amendment remains unchanged and reflects the disclosures made at the time the original 10-K was filed.

Abaxis, Inc.
Annual Report on Form 10-K/A
For The Fiscal Year Ended March 31, 2014

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning Abaxis’ executive officers and directors as of May 30, 2014.

Name	Age	Title
Clinton H. Severson	66	Chairman of the Board, President and Chief Executive Officer
Vernon E. Altman(1)(3)	68	Director
Richard J. Bastiani, Ph.D.(1)(2)(3)	71	Director
Michael D. Casey(1)(2)(3)	68	Director
Henk J. Evenhuis(1)(3)	71	Director
Prithipal Singh, Ph.D.(1)(2)(3)	75	Director
Alberto R. Santa Ines	67	Chief Financial Officer and Vice President of Finance
Kenneth P. Aron, Ph.D.	61	Chief Technology Officer
Donald P. Wood	62	Chief Operating Officer
Vladimir E. Ostoich, Ph.D.	68	Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim, Co-Founder
Craig M. Tockman, DVM	54	Vice President of Animal Health Sales and Marketing for North America
Achim Henkel	56	Managing Director of Abaxis Europe GmbH
(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
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

Vernon E. Altman joined the Board of Directors in April 2011 and has served as its lead independent director since April 2014. Mr. Altman joined the founding group to start Bain & Company, a global business consulting firm, in 1973 and is currently Senior Advisor of Bain & Company. Mr. Altman is Chairman of the Board of Directors of Vobile, Inc., a company focused on content protection and monetization for media companies and other digital media stakeholders. He also served on the Board of Directors of Napster, Inc. prior to its acquisition. Mr. Altman was selected to serve as director because of his vast array of experiences in many different industry segments, including operational, executive leadership and board experience.

Richard J. Bastiani, Ph.D. joined the Board of Directors in September 1995. Dr. Bastiani is currently retired. From 2007 to 2011, Dr. Bastiani served as Chairman of the Board of Directors of Response Biomedical Corporation (CDNX: RBM). From 1998 to 2005, Dr. Bastiani served as Chairman of the Board of Directors of ID Biomedical Corporation (Nasdaq: IDBE), after he was appointed to the Board of Directors of ID Biomedical Corporation in October 1996. Dr. Bastiani was President of Dendreon (Nasdaq: DNDN), a biotechnology company, from September 1995 to September 1998. From 1971 until 1995, Dr. Bastiani held a number of positions with Syva Company, a diagnostic company, including as President from 1991 until Syva was acquired by a subsidiary of Hoechst AG of Germany in 1995. Dr. Bastiani is also a member of the board of directors of two privately-held companies. Dr. Bastiani was selected as a director because of his extensive leadership experience with biotechnology companies and his in-depth knowledge of our business, strategy and management team, as well as his experience serving as Chairman of the Compensation Committee and on the boards of various public and private companies.

Michael D. Casey joined the Board of Directors in October 2010. Mr. Casey is currently retired. Mr. Casey has served on the Board of Directors of Celgene Corporation (Nasdaq: CELG) since 2002. From September 1997 to February 2002, Mr. Casey served as the Chairman, President, Chief Executive Officer and a director of Matrix Pharmaceutical, Inc. From November 1995 to September 1997, Mr. Casey was Executive Vice President at Schein Pharmaceutical, Inc. (NYSE: SHP). In December 1996, he was appointed President of the retail and specialty products division of Schein Pharmaceutical. From June 1993 to November 1995, he served as President and Chief Operating Officer of Genetic Therapy, Inc. Mr. Casey was President of McNeil Pharmaceutical (a unit of Johnson & Johnson) from 1989 to June 1993 and Vice President, Sales and Marketing for Ortho Pharmaceutical Corp. (a subsidiary of Johnson & Johnson) from 1985 to 1989. Mr. Casey previously served on the Board of Directors of AVI Biopharma, Inc. from 2006 to 2010, Allos Therapeutics, Inc. (Nasdaq: ALTH) from 2002 to 2010, Cholestech Corporation from 2001 to 2007, OrthoLogic Corporation (Nasdaq: OLGC) from 2004 to 2007, Sicor, Inc. (Nasdaq: SCRI) from 2002 to 2004, Bone Care International, Inc. (Nasdaq: BCII) from 2001 to 2005 and Durect Corp. (Nasdaq: DRRX) from 2004 to 2013. Mr. Casey was selected to serve as director because of his extensive industry knowledge and experience, including operational, leadership and board experience from his executive positions at pharmaceutical/biotechnology companies.

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

Prithipal Singh, Ph.D. joined the Board of Directors in June 1992. Dr. Singh is currently retired. Prior to retiring, Dr. Singh was the Founder, Chairman and Chief Executive Officer of ChemTrak Inc. (Pink Sheets: CMTR), a manufacturer of medical diagnostic equipment, from 1988 to 1998. Prior to this, Dr. Singh was an Executive Vice President of Idetec Corporation, an animal health care company, from 1985 to 1988 and a Vice President of Syva Corporation, a diagnostic company, from 1977 to 1985. Dr. Singh was selected as a director because of his insight and experience with biotechnology companies through his prior executive leadership and management positions.

Alberto R. Santa Ines has served as our Chief Financial Officer and Vice President of Finance since April 2002. Mr. Santa Ines joined us in February 2000 as Finance Manager and was promoted to Interim Chief Financial Officer and Director of Finance in April 2001 and to his current position in April 2002. From March 1998 to January 2000, Mr. Santa Ines was a self-employed consultant to several companies. From August 1997 to March 1998, Mr. Santa Ines was the Controller of Unisil (Pink Sheets: USIL), a semiconductor company. From April 1994 to August 1997, he was a Senior Finance Manager at Lam Research Corporation (Nasdaq: LRCX), a semiconductor equipment manufacturer.

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

Donald P. Wood has served as our Chief Operating Officer since April 2014. Mr. Wood joined us in October 2007 as Vice President of Operations and has also served as Chief Operations Officer from April 2009 to April 2014. From April 2003 to September 2007, Mr. Wood was the Vice President of Operations of Cholestech Corporation, a medical products manufacturing company that was subsequently acquired by Inverness Medical Innovations, Inc. in September 2007. From July 2001 to March 2003, Mr. Wood served as Vice President of Bone Health, a business unit of Quidel Corporation, a manufacturing and marketer of point-of-care diagnostics, and was responsible for Bone Health Product Operations, Device Research and Development, and Sales and Marketing. He also served as Quidel’s Vice President of Ultrasound Operations from August 1999 to July 2001. Prior to joining Quidel, Mr. Wood was the Director of Ultrasound Operations for Metra Biosystems Inc., a developer and manufacturing company of point-of-care products for osteoporosis, from July 1998 to August 1999 prior to Quidel’s acquisition of Metra Biosystems Inc.

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

Craig M. Tockman, DVM has served as our Vice President of Animal Health Sales and Marketing for North America since April 2014. Dr. Tockman joined us in 2005 as Director of Professional Services.

Achim Henkel has served as the Managing Director of our subsidiary, Abaxis Europe GmbH, since its incorporation in 2008. Mr. Henkel joined us in January 1998 as a consultant to build a European distribution network. From January 2000 to June 2008, Mr. Henkel served as our Sales and Marketing Manager for Europe, the Middle East and Africa. From October 1996 to December 1997, Mr. Henkel was a self-employed consultant to several companies. From January 1988 to September 1996, Mr. Henkel held a number of positions with Syva Diagnostics Germany, including as National Sales Manager from 1991 until Syva was acquired by a subsidiary of Hoechst AG in 1995. From 1982 to 1987, Mr. Henkel was regional sales manager for Hoechst AG, a German pharmaceutical company.

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

Identification of Audit Committee and Financial Expert

The Audit Committee of the Board of Directors oversees Abaxis’ corporate accounting, financial reporting process and systems of internal control and financial controls. The following outside directors comprise the Audit Committee: Mr. Evenhuis, Mr. Altman, Dr. Bastiani, Mr. Casey, and Dr. Singh. Mr. Evenhuis serves as Chairman of the Audit Committee.

The Board annually reviews the Nasdaq Stock Market, or NASDAQ, listing standards definition of independence for Audit Committee members and has determined that all members of the Audit Committee are independent (based on the requirements for independence set forth in Rule 4350(d)(2)(A)(i) and (ii) of the NASDAQ listing standards). SEC regulations require Abaxis to disclose whether a director qualifying as an “audit committee financial expert” serves on the Audit Committee. The Board of Directors has determined that Mr. Evenhuis qualifies as an “audit committee financial expert,” as defined in applicable SEC rules. The Board of Directors made a qualitative assessment of Mr. Evenhuis’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for public reporting companies.

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

Based solely on our review of the copies of Forms 3, 4 and 5 and amendments thereto received by us or filed with the SEC, we believe that during the period from April 1, 2013 through March 31, 2014, our executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements applicable to these executive officers, directors and greater than 10% shareholders, except with respect to the following late report filings: one late Form 4 filing and one failure to file a Form 5 by Dr. Richard Bastiani.

Code of Business Conduct and Ethics

Abaxis has adopted a Code of Business Conduct and Ethics that applies to all of our executive officers, directors and employees, including without limitation our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions. The Code of Business Conduct and Ethics is available on our website at www.abaxis.com under “Investor Relations” at “Corporate Governance.” We intend to disclose any amendment to, or waiver of, any provision of the Code of Business Conduct and Ethics by disclosing such information on our website, to the extent required by the applicable rules and exchange requirements.

Shareholder Director Nomination Process

The Nominating and Corporate Governance Committee will consider director nominations made by shareholders in accordance with the requirements of the Company’s bylaws consistent with the procedures set forth in the bylaws. Any shareholder entitled to vote in the election of directors generally may nominate one or more persons for election as directors at a meeting only if timely notice of such shareholder’s intent to make such nomination or nominations has been given in writing to the Secretary of the Company. To be timely, a shareholder nomination for a director to be elected at an annual meeting must be received at the Company’s principal executive offices not fewer than 120 calendar days in advance of the date that the Company’s proxy statement was released to shareholders in connection with the previous year’s annual meeting of shareholders, except that if no annual meeting was held in the previous year or the date of the annual meeting has been changed by more than 30 calendar days from the date contemplated at the time of the previous year’s proxy statement, or in the event of a nomination for director to be elected at a special meeting, notice by the shareholders to be timely must be received not later than the close of business on the tenth day following the day on which such notice of the date of the special meeting was mailed or such public disclosure was made. Each such notice shall set forth: (a) the name and address of the shareholder who intends to make the nomination and of the person or persons to be nominated; (b) a representation that the shareholder is a holder of record of stock of the Company entitled to vote for the election of directors on the date of such notice and intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (c) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination or nominations are to be made by the shareholder; (d) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to the proxy rules of the SEC, had the nominee been nominated, or intended to be nominated, by the board of directors; and (e) the consent of each nominee to serve as a director of the Company if so elected. Other than the foregoing, there are no stated minimum criteria for director nominees, although the Nominating and Corporate Governance Committee may also consider such other factors as it may deem to be in the best interests of the Company and its shareholders.

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

Fiscal 2014 Financial Performance

In fiscal 2014, our worldwide new in-clinic customer demand for point-of-care diagnostic instruments of our Piccolo and VetScan chemistry analyzers continued to grow. However, our financial performance was impacted by our new distribution partnerships’ continuing transition in the medical and veterinary markets, and as a result, our total revenues in North America decreased by 11% from $152.8 million in fiscal 2013 to $136.6 million in fiscal 2014. We implemented changes in the second half of fiscal 2014 to more closely monitor and manage channel inventory in an effort to normalize product inventories at our distribution partners in the United States. While managing through the challenges in fiscal 2014, we also improved our business in fiscal 2014 as follows:

•	Increased international revenues in Europe and Asia and rest of the world by 6%, from $33.3 million in fiscal 2013 to $35.3 million in fiscal 2014, due to improved international distributor revenues.

•	Increased service revenues from Abaxis Veterinary Reference Laboratories (AVRL) by 91%, from $5.1 million in fiscal 2013, to $9.8 million during fiscal 2014, as well as increased the volume of laboratory test requisitions and new customers.

•	Managed operating expenses by reducing sales, marketing, and general and administrative spending by 19%, or $11.1 million, in fiscal 2014 as compared to fiscal 2013. The reduction was due to our conservative management, implementation of our strategy in fiscal 2013 to transition the majority of our medical sales to Abbott as our exclusive distributor in the medical market in the United States and lower cash bonuses paid to employees in fiscal 2014 as company performance goals were not met.

•	Generated cash from operations of $35.6 million through the continued conservative management of our working capital and overall business.

•	Repurchased $3.0 million of Abaxis common stock under our share repurchase program.

•	Paid a quarterly dividend of $0.10 per share on our outstanding common stock on June 17, 2014 to all shareholders of record as of the close of business on June 3, 2014. We anticipate paying additional quarterly dividends during fiscal 2015 in September, December and March.

We ended fiscal 2014 with cash, cash equivalents and investments of $121.2 million, an increase of $25.9 million from the end of fiscal 2013.

Fiscal 2014 Compensation

Consistent with our pay-for-performance philosophy, our Compensation Committee took the following actions with respect to the fiscal 2014 compensation of our Named Executive Officers.

•	Base Salary. We increased the base salary of our Chief Executive Officer by 7.8% and the base salaries of the other Named Executive Officers by 4.0%. Our Compensation Committee made these increases primarily because the base salaries for the Named Executive Officers were at or slightly below the 25th percentile of our peer group, and accordingly, the increases made in fiscal 2014 were to ensure an appropriate balance in the Named Executive Officers’ compensation mix between cash and equity, to retain employees with the qualifications desired for each particular position and reward each of the Named Executive Officers for his performance in the prior year. Following the increases, the base salaries of the Named Executive Officers were in the 25th to 50th percentile range of our peer group.

•	Annual Bonus. We increased the target annual bonus opportunity of our Chief Executive Officer by 8.0% and the target annual bonus opportunities of the other Named Executive Officers by 7.1%, in order to make such amounts competitive with those of similarly-situated executives at our peer companies. For fiscal 2014, the Compensation Committee evaluated the targeted total cash compensation (salary, plus bonus payable at 100% achievement of performance goals—which we refer to as “target bonus”), targeting a range at or slightly above the 75th percentile of Abaxis’ peer group for each Named Executive Officer’s total cash compensation. The Compensation Committee believed that this was appropriate because base salary is set below the median of Abaxis’ peer group, as well as to ensure we retain and motivate our executives, and align pay with performance. For fiscal 2014, the actual total cash compensation earned was below the median of our peer group. Because the company’s annual performance goals were not met for fiscal 2014 and only the quarterly performance goals were met for the first and second quarters of fiscal 2014, bonuses were earned at 30% of target for the first quarter and at 25% of target for the second quarter and no bonuses were awarded in the third and fourth quarters of fiscal 2014, resulting in the total annual bonuses for fiscal 2014 being earned at only 11% of the target bonus opportunities for our Named Executive Officers.

•	Equity Awards. We granted our Named Executive Officers equity awards in the form of restricted stock units subject to a mix of time-based and performance-based vesting, with an increased percentage of equity awards with performance-based vesting as compared to fiscal 2013, which were intended to incentivize, encourage retention and enhance share ownership, aligning the interests of our Named Executive Officers with the interests of our shareholders. In addition, in fiscal 2014, restricted stock units with performance-based vesting did not vest and were forfeited as performance criteria were not achieved. This in combination with the factors above demonstrates our pay-for-performance philosophy.

•	Clawback Policy. In January 2014, we adopted a compensation clawback policy that includes, among other things, provisions permitting our board to require officers to repay to us certain amounts in the event of a restatement of our financial statements due to material noncompliance with any financial reporting requirement. The policy permits our board to seek recoupment from officers from any of the following sources: prior incentive compensation payments, future payments of incentive compensation, cancellation of outstanding equity awards, future equity awards and direct repayment.

•	Policy against Hedging and Pledging. We have had a long-standing written policy against executive officers engaging in short sales, short-term trading, short-term or speculative transactions giving the officer the ability to profit from a decline in our stock price, transactions involving derivative securities relating to our common stock, such as trades in puts or calls, and hedging transactions. This policy also prohibits officers from holding Abaxis shares in a margin account and prohibits officers from pledging their shares as security for loans. Until 2013, such policy had an exception to the prohibition against pledging for certain loans in instances in which the officer demonstrated to our compliance officer the ability to repay the loan. In 2013, we amended our policy to remove such exception on a going-forward basis so that no future pledges of our capital stock by our executive officers will be permitted.

Executive Compensation Governance Highlights

Below we summarize certain executive compensation-related practices that we follow and that we believe serve our shareholders’ long-term interests.

What We Do
✓	Maintain an Executive Compensation Program Designed to Align Pay with Performance
✓	Use Different Performance Metrics in the Annual Cash Incentive Bonus and Long-Term Incentive Plan, to Avoid Heavy Reliance on One Definition of Success
✓	Conduct an Annual Say-on-Pay Vote
✓	Seek Input from, Listen to and Respond to Shareholders
✓	Employ a Clawback Policy
✓	Utilize Stock Ownership Guidelines
✓	Have Double-Trigger Severance Arrangements Starting With Officers Hired in Fiscal 2014
✓	Prohibit Hedging and Pledging of Company Stock
✓	Retain an Independent Compensation Consultant

What We Do Not Do
✗	Provide Tax Gross-ups Starting with Officers Hired in Fiscal 2014
✗	Provide Excessive Perquisites
✗	Provide Guaranteed Bonuses

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

Our executive compensation program is designed to achieve the following specific objectives:

•	align our executive compensation with achievement of our strategic business objectives;

•	align the interests of our executive officers with both short-term and long-term shareholder interests; and

•	place a substantial portion of our executives’ compensation at risk such that actual compensation depends on overall company performance.

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

Executive compensation is reviewed annually by our Compensation Committee and Board of Directors, and adjustments are made to reflect company objectives and competitive conditions. Our executive compensation review process includes our Compensation Committee engaging an independent compensation consulting advisor annually, as described below in “Competitive Market Analysis,” and an annual review by our Compensation Committee, with the assistance of outside counsel, of our equity incentive plans. We also offer our executive officers participation in our 401(k) plan, health care insurance, flexible spending accounts and certain other benefits available generally to all full-time employees. Prior to the granting of any equity incentive awards to executive officers, the Board of Directors and/or our Compensation Committee reviews, with the assistance of outside counsel, our equity incentive plans to ensure compliance therewith. All of our equity awards granted during fiscal 2014 were granted in compliance with the terms of our 2005 Equity Incentive Plan.

Pay for Performance Philosophy

Our executive compensation is weighted heavily toward at-risk, performance-based compensation designed to align the interests of our Named Executive Officers with those of our shareholders. Annual cash incentive bonus and restricted stock units comprise a significant portion of the Named Executive Officers’ total compensation. Based on the Company’s fiscal 2014 financial plan, the Compensation Committee set the performance metrics and establishes target compensation at the beginning of the performance period.

The specific fiscal 2014 financial targets for the Named Executive Officers to earn a cash bonus payout are as follows:

Performance Metric (and Weighting)	Target Performance Goal	Achievement Threshold*	Actual Achievement as a Percentage of Target	Payout Percentage**
Net sales (50%)	$213.3 million	90%	81%	11%
Pre-tax income (50%)	$33.4 million	90%	66%	0%

*	“Threshold” refers to the minimum amount payable for a certain level of performance under the plan.
**	Additional information on bonus calculation is described in “Annual Cash Incentive Bonus - Bonus Calculations.”

Annual cash incentive bonuses for our Named Executive Officers in fiscal 2014 were contingent on the achievement of specified corporate performance goals and individual performance. As further described under “Annual Cash Incentive Bonus,” the Compensation Committee determined that the quarterly pre-determined net sales and pre-tax income goals for fiscal 2014 were satisfied at an aggregate performance level of 11%, and therefore, the Named Executive Officers only earned 11% of their target annual bonus awards for fiscal 2014.

In April 2013, the Compensation Committee redesigned the performance-based restricted stock units so that vesting terms were based on (1) achieving specified financial targets over a single-fiscal year performance period and (2) remaining in the service of the company over a four-year vesting period. The awards are comprised of two specified corporate performance targets for fiscal 2014, which are both equally weighted at 50%. The specific fiscal 2014 financial targets are as follows:

Performance Metric (and Weighting)	Target Performance Goal	Performance Vesting Schedule	Vesting Date
Consolidated Income from Operations (100%)	$32.9 million	• Achievement > 90% of goal, 25% vest	April 29, 2016
		• Achievement > 90% of goal, 25% vest	April 29, 2017
		• Achievement > 100% of goal, 25% vest	April 29, 2016
		• Achievement > 100% of goal, 25% vest	April 29, 2017

For fiscal 2014, the Compensation Committee determined that our actual performance and corresponding vesting percentages, with respect to the performance metric were as follows:

Performance Metric (and Weighting)	Actual Performance	Actual Performance as a Percentage of Target	Actual Vesting Percentage
Consolidated Income from Operations (100%)	$20.8 million	63%	0%

In fiscal 2014, the Compensation Committee increased the percentage of performance-based restricted stock units granted to our Chief Executive Officer from 50% to 65% and from 50% to 64% to our other Named Executive Officers to further align compensation with corporate performance and shareholder value. In April 2014, the Compensation Committee determined that the pre-determined consolidated income from operations for fiscal 2014 was below 90% of the target goal required to vest, and accordingly, the restricted stock units with performance vesting terms that were granted in fiscal 2014 did not vest and were forfeited for the Named Executive Officers.

Significant At-Risk Compensation

The charts below illustrate the fiscal 2014 compensation mix among base salary, target bonus opportunity under the fiscal 2014 cash bonus incentive plan, and actual fiscal 2014 long-term incentive awards (presented using their grant date fair values) for the Chief Executive Officer and other Named Executive Officers. As illustrated below, approximately 86% of our Chief Executive Officer’s compensation was variable and at risk, while an average of approximately 85% of the compensation delivered to the other Named Executive Officers was variable and at risk.

Fiscal 2014 CEO Target Total Direct Compensation Pay Mix	Fiscal 2014 Named Executive Officers’ (other than CEO) Target Total Direct Compensation Pay Mix

As shown in the above charts, for fiscal 2014, we delivered approximately 67% of our Chief Executive Officer’s target total direct compensation in the form of long-term incentive awards (approximately 63% for the other Named Executive Officers), the actual economic value of which will depend directly on our long-term success and the performance of our stock price over the period during which the awards vest.

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

Competitive Market Analysis

In December 2012, our Compensation Committee engaged Pay Governance, an independent executive compensation advisor, to review our executive compensation programs. Pay Governance, with input from the Compensation Committee, updated the comparative frame of reference that resulted in a group of 16 companies (the “Compensation Peer Group”). This Compensation Peer Group represented similarly-situated medical device and diagnostic companies that were identified by Pay Governance as companies with similar financial growth and as competitors for executive talent. The following companies comprised the Compensation Peer Group:

Abiomed	ICU Medical	Quidel
AngioDynamics	Luminex	Sequenom
Cepheid	Meridian Bioscience	Surmodics
Conceptus	Neogen	Volcano
DexCom	Orasure Technologies
Genomic Health	Palomar Medical Technologies

Certain information regarding the size and value of the Compensation Peer Group companies relative to the Company is set forth below.

Compensation Peer Group
	Abaxis, Inc.	Range	Median
Revenue (1)	$157 million	$52 million - $344 million	$166 million
Market Capitalization(2)	$814 million	$180 million - $2,245 million	$682 million
EBITDA (1) (3)	$25 million	$(67) million - $69 million	$22 million
Employees	491	120 - 2,106	506

(1)	For the most recent fiscal year available as of December 31, 2012, which was the most recent data available when the Compensation Committee updated the Compensation Peer Group.
(2)	As of December 31, 2012, which was the most recent data available when the Compensation Committee updated the Compensation Peer Group.
(3)	Represents earnings before interest, taxes, depreciation and amortization.

When making fiscal 2014 executive compensation decisions, the Compensation Committee believed that the Compensation Peer Group was still appropriate and commensurate with that of Abaxis – overall revenue, market capitalization, and profitability, positioning our company at the 46th percentile in terms of revenue, the 59th percentile in terms of market capitalization and the 53rd percentile in terms of profitability of the group. The report prepared in March 2013 by Pay Governance with market data on the Compensation Peer Group identified in December 2012 was considered by the Compensation Committee in its fiscal 2014 executive compensation decisions.  Our Compensation Committee and Board of Directors may engage compensation consultants in the future as they deem it to be necessary or appropriate, and intends to retain one each year.

The Compensation Committee has considered and assessed all relevant factors, including but not limited to those set forth in Rule 10C-1(b)(4)(i) through (vi) under the Securities Exchange Act of 1934, as amended, that could give rise to a potential conflict of interest with respect to Pay Governance’s work. The Compensation Committee determined, based on its analysis of these factors, that the work of Pay Governance, and the individual compensation advisors employed by Pay Governance as compensation consultants, do not create any conflict of interest.

Shareholder Advisory Vote on Executive Compensation

At our Annual Meeting of Shareholders held on October 22, 2013, we held an advisory vote on executive compensation. Approximately 95% of the votes cast on the proposal were in favor of our Named Executive Officer compensation as disclosed in the proxy statement. Our Compensation Committee reviewed these final vote results and determined that, given the significant level of support, no material changes to our executive compensation policies and programs were necessary as a result of the advisory vote on executive compensation.

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

Our Board of Directors set salaries for fiscal 2014 after considering an analysis of total cash compensation for our executive officers compared to the Compensation Peer Group prepared in March 2013 by Pay Governance and the recommendations of the Compensation Committee. For fiscal 2014 base salaries, our Compensation Committee recommended that we increase base salaries in amounts designed to make such amounts competitive with those of similarly-situated executives at our peer companies, to ensure an appropriate balance in the Named Executive Officers’ compensation mix between cash and equity, to retain employees with the qualifications desired for each particular position and reward each of the Named Executive Officers for his performance in the prior year. For fiscal 2014 and 2015, the Compensation Committee made recommendations to target salaries to be between the 25th and 50th percentile of our Compensation Peer Group. Our Compensation Committee considered this 25th and 50th percentile range as a general guideline for the appropriate level of potential salaries, but did not attempt to specifically match this or any other percentile. Our Compensation Committee also considered the recommendations of the Chief Executive Officer regarding the compensation of each of the Named Executive Officers who reported directly to him. However, the Compensation Committee and our Board of Directors did not base their considerations on any single factor but rather considered a mix of factors and evaluated individual salaries against that mix.

Our Board of Directors set salaries for fiscal 2015 after considering an analysis of total cash compensation for our executive officers compared to the Compensation Peer Group prepared in March 2013 by Pay Governance and the recommendations of the Compensation Committee. For fiscal 2015 base salaries, our Compensation Committee recommended that we increase base salaries in amounts designed to reward each of the Named Executive Officers for their performance in the prior year while maintaining base salaries at an appropriately competitive level. The Compensation Committee and Board of Directors determined that many of the prior recommendations made by Pay Governance in March 2013 continued to be relevant for fiscal 2015, and accordingly, based on the peer company analysis of total compensation from March 2013, the Compensation Committee recommended to the Board of Directors to increase base salaries for our Named Executive Officers from fiscal 2014 to fiscal 2015 between 3.1%-7.7%, except for Mr. Wood, who received an increase of 15.4% in his base salary upon his promotion to Chief Operating Officer. The increase for fiscal 2015 reflected the Compensation Committee’s goal for executive officer salaries to be between the 25th and 50th percentile of our Compensation Peer Group from the market data obtained from March 2013.

Based on the recommendations of the Compensation Committee, our Board of Directors approved the following base salaries (effective July 2013 for fiscal 2014 and July 2014 for fiscal 2015) for our Named Executive Officers:

Named Executive Officer	Fiscal 2014 Base Salary	Fiscal 2015 Base Salary
Clinton H. Severson	$485,000	$500,000
Alberto R. Santa Ines	$260,000	$280,000
Kenneth P. Aron, Ph.D.	$260,000	$280,000
Vladimir E. Ostoich, Ph.D.	$260,000	$280,000
Donald P. Wood	$260,000	$300,000

Fiscal 2014 and 2015 base salary increases for the Named Executive Officers were as follows:

Named Executive Officer	Fiscal 2014 Percent Increase In Base Salary from Fiscal 2013	Fiscal 2015 Percent Increase In Base Salary from Fiscal 2014
Clinton H. Severson	7.8%	3.1%
Alberto R. Santa Ines	4.0%	7.7%
Kenneth P. Aron, Ph.D.	4.0%	7.7%
Vladimir E. Ostoich, Ph.D.	4.0%	7.7%
Donald P. Wood	4.0%	15.4%

Annual Cash Incentive Bonus

Our annual cash incentive bonus program is designed to reward the achievement of key short-term corporate objectives that ultimately drive long-term corporate achievement. The bonus plan is an “at-risk” compensation arrangement designed to provide market competitive cash incentive opportunities that reward our executive officers for the achievement of the key financial performance goals established. This means that the bonus compensation is not guaranteed. Most importantly, the program is structured to achieve our overall objective of tying this element of compensation to the attainment of company performance goals that will create shareholder value.

The cash incentive bonuses are paid quarterly upon meeting pre-determined quarterly financial goals, which is designed to align compensation with our quarterly corporate financial performance, reward achievement of consistent short-term profit growth and profitability and provide executives with a meaningful total cash compensation opportunity (base salary and quarterly bonus). At the beginning of fiscal 2014, the Compensation Committee approved the quarterly and annual financial targets that would support the Company’s annual operating plan. The bonus program, along with the specific financial performance goals, is a key element of the Compensation Committee’s pay-for-performance philosophy, and consistent with this philosophy for fiscal 2014, the Chief Executive Officer and other Named Executive Officers earned the target bonus at 11% of their targets, which was commensurate with the level of achievement of the corporate performance goals.

Target Bonus Opportunities for Fiscal 2014

For fiscal 2014, our Compensation Committee generally targeted total cash compensation to be at or slightly above the 75th percentile of the Compensation Peer Group. Our Compensation Committee considered this target as a general guideline for the appropriate level of potential cash bonus compensation. The Compensation Committee believed that this was appropriate because base salary is set below the median of the Compensation Peer Group, as well as to ensure we retain and motivate our executives, and align pay with performance. The actual total cash compensation earned could be above or below the 75th percentile of the Compensation Peer Group based on strength of the company’s performance. The target bonus level set by the Compensation Committee is designed to place a high degree of cash compensation at-risk and the Compensation Committee believes it is appropriate to provide for payout opportunities above the median of the Compensation Peer Group, considering that the base salaries of the Named Executive Officers are below the median of the Compensation Peer Group. The target bonus levels for the Named Executive Officers are designed to incentivize them with respect to future company performance, to place a higher portion of our Named Executive Officers’ compensation at risk when compared to executives in the Compensation Peer Group and to maintain total compensation at an appropriately competitive level in the industry based on market data obtained from March 2013.

Based on the individual performances of the Named Executive Officers over the prior year, the scope of responsibilities, and on the peer company analysis of total compensation prepared by Pay Governance in March 2013, the Compensation Committee recommended to the Board of Directors to increase target bonus opportunities for fiscal 2014 for our Named Executive Officers. In April 2013, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2014 target bonus levels for our executive officers. The following table summarizes the fiscal 2014 target bonus amounts and bonus awarded for our Named Executive Officers:

Named Executive Officer	Fiscal 2014 Target Bonus	Fiscal 2014 Bonus Awarded
Clinton H. Severson	$675,000	$72,563
Alberto R. Santa Ines	$375,000	$40,313
Kenneth P. Aron, Ph.D.	$375,000	$40,313
Vladimir E. Ostoich, Ph.D.	$375,000	$40,313
Donald P. Wood	$375,000	$40,313

Due to not meeting performance goals, actual fiscal 2014 bonuses awarded were at 11% of the target bonus opportunity, resulting in cash compensation totaling well below the market median.

Corporate Performance Measures

For fiscal 2014, our Compensation Committee selected quarterly net sales and quarterly pre-tax income at the beginning of the fiscal year as the corporate financial performance measures for our officer bonus program, which we believe are the most important measures of both annual financial performance and long-term shareholder value. The Compensation Committee selected quarterly sales and quarterly pre-tax income as the performance metrics under the bonus plan with equal weightings, as it believes that because we are a growth company, net sales is an important indicator of the Company’s potential for increasing long-term shareholder value and pre-tax income is an important indicator of the Company’s current profitability, a priority to our shareholders.

Using these two equally-weighted performance measures, the Compensation Committee established bonus targets that are set to be achievable, yet are at a level of difficulty that does not assure that the goals will be met. The bonus targets require executive officers to increase annual corporate financial performance during the applicable fiscal year, compared to our previous year’s actual financial results. Accordingly, meeting the bonus targets, requires executive officers to improve financial performance on a year-over-year basis and, thus, a substantial portion of our executive officers’ compensation is at risk if corporate financial results are not achieved during a particular fiscal year. In addition to meeting financial goals, we must not exceed a certain failure rate on our reagents discs in order for cash incentives to be paid to our executive officers. However, our Compensation Committee has the discretion to grant bonuses even if these performance goals are not met.

Bonus Calculations

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

Bonus Decisions and Analysis

The Compensation Committee evaluated our financial performance for each quarter of fiscal 2014 and the level of achievement of each of the corporate performance measures for those quarters. As noted above, the fiscal 2014 bonus to each Named Executive Officer was based upon the achievement of two equally-weighted financial goals, our quarterly net sales and pre-tax income goals. Based on this evaluation, the Compensation Committee determined that our Named Executive Officers had achieved 11% of their target bonus awards for fiscal 2014. The actual quarterly results for fiscal 2014 are summarized below.

Fiscal 2014 (in millions)	Actual Net Sales		Target Net Sales at 100%	Actual Pre-tax Income (1)	Target Pre-tax Income at 100%
First quarter	$ 43.2	*	$ 46.9	$ 5.0	$ 5.5
Second quarter	$ 45.9	*	$ 50.8	$ 6.2	$ 6.9
Third quarter	$ 40.8		$ 55.6	$ 4.9	$ 9.8
Fourth quarter	$ 42.0		$ 60.0	$ 5.8	$ 11.2
Fiscal 2014	$ 171.9		$ 213.3	$ 21.9	$ 33.4

(1)	The target bonus level for pre-tax income includes bonus expense, if earned, during the period.
*	The company achieved the minimum threshold of the target financial performance criteria to earn a bonus payout for the period.

At least 90% achievement of the target level of the pre-established corporate goal is necessary for any bonus payout. The Board of Directors (with Mr. Severson abstaining) approves the achievement of the target bonus levels for each quarter.

Target Bonus Opportunities for Fiscal 2015

For fiscal 2015, our Compensation Committee generally targeted total cash compensation to be at or slightly above the 75th percentile of the Compensation Peer Group. Our Compensation Committee considered this target as a general guideline for the appropriate level of potential cash bonus compensation. The Compensation Committee believed that this was appropriate because base salary is set below the median of the Compensation Peer Group, with the exception of Dr. Aron’s fiscal 2015 base salary, which was set at the median of the Compensation Peer Group from the market data obtained from March 2013. Also, the Compensation Committee believed that this was appropriate to ensure we retain and motivate our executives, and align pay with performance. The actual total cash compensation earned could be above or below the 75th percentile of the Compensation Peer Group based on strength of the company’s performance. The target bonus level set by the Compensation Committee is designed to place a high degree of cash compensation at-risk and the Compensation Committee believes it is appropriate to provide for payout opportunities above the median of the Compensation Peer Group, considering that the base salaries of the Named Executive Officers are below the median of the Compensation Peer Group. The target bonus level for the Named Executive Officers is designed to incentivize them with respect to future company performance, to place a higher portion of our Named Executive Officers’ compensation at risk when compared to executives in the Compensation Peer Group and to maintain total compensation at an appropriately competitive level in the industry based on market data obtained from March 2013.

Based on the individual performances of the Named Executive Officers over the prior year, the scope of responsibilities, and on the peer company analysis of total compensation prepared by Pay Governance in March 2013, the Compensation Committee recommended to the Board of Directors to increase target bonus opportunities for fiscal 2015 for our Named Executive Officers. In April 2014, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2015 target bonus levels for our executive officers. The following table summarizes the fiscal 2015 target bonus amounts for our Named Executive Officers:

Named Executive Officer	Fiscal 2015 Target Bonus
Clinton H. Severson	$700,000
Alberto R. Santa Ines	$425,000
Kenneth P. Aron, Ph.D.	$425,000
Vladimir E. Ostoich, Ph.D.	$425,000
Donald P. Wood	$525,000

Payment of the target bonus, as identified above, for fiscal 2015, will continue to be equally weighted at 50% for achievement of our quarterly net sales performance goal and 50% for achievement of our quarterly pre-tax income performance goal. For fiscal 2015, bonuses will be paid in the same payout structure as the fiscal 2014 bonus discussed in “Bonus Calculations,” with the exception of specified financial targets as determined by the Compensation Committee.

Long-Term Equity Incentive Compensation

Long-term incentive equity awards are designed as a key element of compensation for our executive officers so that a substantial portion of their total direct compensation is tied to increasing the market value of Abaxis. We make annual grants of long-term incentive equity awards to align our executives’ interests with those of our shareholders, to promote executives’ focus on the long-term financial performance of Abaxis, and, through time-based and performance-based vesting requirements, to enhance long-term performance and retention.

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

Under our 2005 Equity Incentive Plan, we are permitted to award stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards. Prior to fiscal 2007, equity-based grants to our executive officers comprised solely of stock options. Beginning in fiscal 2007, we began granting restricted stock units to our executive officers. Starting in fiscal 2013, we implemented a performance-based vesting equity program. Under this program, starting in fiscal 2013, our Compensation Committee granted our Named Executive Officers restricted stock units that vest only if certain financial and/or operating goals are achieved. Additionally, in fiscal 2014, we redesigned the performance-based restricted stock units to better align the objectives of the company and interests of our shareholders. Equity grants to our Named Executive Officers in fiscal 2014 and fiscal 2015 are discussed below.

Stock Options

Prior to fiscal 2007, a substantial portion of our executive compensation arrangement consisted of long-term incentive grants, comprising of stock options. Starting in fiscal 2007, the company decided to grant restricted stock units instead of stock options because stock options are highly dilutive and we incur an expense upfront even though executives do not necessarily realize any value from stock options.

Restricted Stock Units

Starting in fiscal 2013, we implemented a performance-based vesting equity program, such that a portion of the equity awards that our Compensation Committee granted to our executive officers vest only if certain financial and/or operating goals were achieved. In April 2012, our Compensation Committee determined that a mix of time-based and performance-based vesting for the restricted stock unit awards would provide an effective tool for incentivizing and retaining those executive officers who are most responsible for direct impact on corporate performance by balancing variable compensation (restricted stock units subject to performance-based vesting, which we refer to as performance units) and compensation with a more predictable value (restricted stock units subject to time-based vesting).

The performance units granted in fiscal 2013 (the “FY2013 Performance RSUs”) were subject to vesting in four equal annual increments based on our consolidated income from operations for each of the years ending March 31, 2013 through 2016 exceeding 90% of the target set or to be set by the Compensation Committee for such year, respectively. On April 29, 2013, 25% of the shares subject to the FY2013 Performance RSUs were issued as a result of the company exceeding 90% of its consolidated income from operations target for the fiscal year ending March 31, 2013. Under applicable accounting rules, the grant date fair value of the FY2013 Performance RSUs for a particular performance period is determined when the corresponding performance goals are set for each respective single-fiscal year performance period. In April 2013, in consideration of the grant of the performance units in fiscal 2014, each Named Executive Officer agreed to cancel the remaining portion of the FY2013 Performance RSUs.

In April 2013, after considering an analysis of the FY2013 Performance RSUs, the Compensation Committee believed that the future share-based compensation expense, under applicable accounting rules, and the financial impact of these equity incentive awards granted in fiscal 2013 were not aligned with the company’s objectives. Accordingly, in April 2013, the Compensation Committee redesigned the performance-based restricted stock units so that vesting terms were based on (1) achieving specified financial targets over a single-fiscal year performance period and (2) remaining in the service of the company over a four-year vesting period. The awards are comprised of two specified corporate performance targets for fiscal 2014, which are both equally weighted at 50%. The Compensation Committee believed that the financial impact from the accounting for the share-based compensation expense of these redesigned equity incentive awards granted in fiscal 2014, along with the retention of the Named Executive Officers, were aligned with shareholder value.

Fiscal 2014 Restricted Stock Unit Grants and Partial Cancellation of Fiscal 2013 Restricted Stock Unit Grants

The Compensation Committee approves all restricted stock unit grants to our Named Executive Officers and other executive officers. In April 2013, after considering an analysis of total compensation for our Named Executive Officers, the Compensation Committee determined that a mix of time-based and performance-based vesting for the restricted stock unit awards would provide an effective tool for incentivizing and retaining those executive officers who are most responsible for direct impact on corporate performance by balancing variable compensation (restricted stock units subject to performance-based vesting) and compensation with a more predictable value (restricted stock units subject to time-based vesting).

The performance units granted in fiscal 2014 (the “FY2014 Performance RSUs”) consist of the right to receive shares of common stock, only if both of the following criteria are satisfied: (1) the company’s consolidated income from operations for the fiscal year ending March 31, 2014, as certified by the Compensation Committee, is in excess of the applicable target amount set forth in the table below; and (2) the recipient remains in the service of the company until the applicable vesting date set forth below:

Shares Issuable Upon Settlement of Fiscal 2014 Performance Units	Consolidated Income From Operations for the Year Ending March 31, 2014	Vesting date
25%	> 90% of $32.9 million	April 29, 2016
25%	> 90% of $32.9 million	April 29, 2017
25%	> 100% of $32.9 million	April 29, 2016
25%	> 100% of $32.9 million	April 29, 2017

The Compensation Committee selected annual consolidated income from operations as the performance metric for the FY2014 Performance RSUs to vest, as it believes that this is an important measurement of the company’s performance and effectiveness of achieving financial strategies, in terms of cost controls, and for that reason, it establishes target levels to achieve operating income growth and return long-term shareholder value. The FY2014 Performance RSUs, with a one year performance period, are designed to motivate executive officers to focus their efforts on annual goals and at the same time, to strengthen and encourage retention as an executive officer must continue employment with us for the awards to vest.

In fiscal 2014, the Compensation Committee increased the percentage of performance-based restricted stock units granted to our Named Executive Officers to put significant compensation value at risk in relation to increases in shareholder value. The Compensation Committee believed that these grants of performance units were appropriate based on our financial performance over the prior year. As mentioned above, in consideration of the grant of the performance units in fiscal 2014 described above, each Named Executive Officer has agreed to cancel the remaining portion of the FY2013 Performance RSUs. The number of shares issued upon vesting of the FY2013 Performance RSUs and the number of shares subject to the portion of each of the FY2013 Performance RSUs that has been cancelled are as follows: (i) Clinton H. Severson, 5,750 shares issued and 17,250 shares cancelled; (ii) Alberto R. Santa Ines, 2,625 shares issued and 7,875 shares cancelled; (iii) Vladimir E. Ostoich, Ph.D., 2,625 shares issued and 7,875 shares cancelled; (iv) Kenneth P. Aron, Ph.D., 2,625 shares issued and 7,875 shares cancelled; and (v) Donald P. Wood, 2,625 shares issued and 7,875 shares cancelled.

Restricted stock units subject to time-based vesting granted to the Named Executive Officers were subject to the following vesting schedule: five percent vesting on the first anniversary of the grant date; additional ten percent on the second anniversary of the grant date; additional 15 percent on the third anniversary of the grant date; and the remaining 70 percent on the fourth anniversary of the grant date, in each case subject to continuous service to Abaxis during the vesting period. Time-based vesting terms are intended to encourage retention of our executive officers. The value of these timed-based restricted stock units at the time of grant was approximately $806,000 for our Chief Executive Officer and approximately $382,000 for each of our other Named Executive Officers. Our Compensation Committee believes that retention of the Named Executive Officers is key to our success and that the time-based vesting schedule of the restricted stock units helps to retain our Named Executive Officers.

The Compensation Committee believed that the equity award program for fiscal 2014 aligns the executives’ focus on the achievement of specific performance goals intended to help position us for future growth. Furthermore, the Compensation Committee believes that our restricted stock grants will enhance executive share ownership, further aligning their interests with those of shareholders. The Compensation Committee intends that long-term equity incentive compensation awards, when taken together with the base salary and annual incentive compensation opportunities provided to the Named Executive Officers, would result in actual total direct compensation to the Named Executive Officers to be at or slightly above the 75th percentile of the Compensation Peer Group, assuming performance at the target level under the annual incentive compensation plan and based on individual, company, and stock performance, as compared to similarly-situated executive officers in our Compensation Peer Group and in our industry generally. The Compensation Committee has determined that providing compensation at these levels would provide incentives to attract and retain highly qualified executives.

In April 2013, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2014 long-term equity incentive compensation for our Named Executive Officers. The following table summarizes the fiscal 2014 restricted stock units and performance units awarded to our Named Executive Officers:

Named Executive Officer	Restricted Stock Units with Time-Based Vesting Granted in Fiscal 2014 (#)	Performance Units Granted in Fiscal 2014 (#)
Clinton H. Severson	19,000	36,000
Alberto R. Santa Ines	9,000	16,000
Kenneth P. Aron, Ph.D.	9,000	16,000
Vladimir E. Ostoich, Ph.D.	9,000	16,000
Donald P. Wood	9,000	16,000

The mix of total restricted stock units between time-based and performance-based vesting granted in fiscal 2014 that were granted to our Named Executive Officers is summarized in the following table:

Named Executive Officer	Restricted Stock Units with Time-Based Vesting Granted in Fiscal 2014 as a Percentage of Total Equity Awards	Performance Units Granted in Fiscal 2014 as a Percentage of Total Equity Awards
Clinton H. Severson	35%	65%
Alberto R. Santa Ines	36%	64%
Kenneth P. Aron, Ph.D.	36%	64%
Vladimir E. Ostoich, Ph.D.	36%	64%
Donald P. Wood	36%	64%

On April 23, 2014, the Compensation Committee determined that the Company’s consolidated income from operations for fiscal 2014 was below 90% of target and accordingly, because the two specified corporate performance targets for fiscal 2014 were not met, none of the FY2014 Performance RSUs would vest and were forfeited.

Fiscal 2015 Restricted Stock Unit Grants and Fiscal 2014 Performance Restricted Stock Unit Cancellations

In April 2014, after considering an analysis of total compensation for our Named Executive Officers, the Compensation Committee again determined that a mix of performance units and restricted stock units subject to time-based vesting would be appropriate, for the reasons described above.

The performance units granted in fiscal 2015 (the “FY2015 Performance RSUs”) consist of the right to receive shares of common stock, only if both of the following criteria are satisfied: (1) the company’s consolidated income from operations for the fiscal year ending March 31, 2015, as certified by the Compensation Committee, is in excess of the applicable target amount set forth in the table below; and (2) the recipient remains in the service of the company until the applicable vesting date set forth below:

Shares Issuable Upon	Consolidated Income From
Settlement of Fiscal 2015	Operations for the Year
Performance Units	Ending March 31, 2015	Vesting date
25%	> 90% of target	April 28, 2017
25%	> 90% of target	April 28, 2018
25%	> 100% of target	April 28, 2017
25%	> 100% of target	April 28, 2018

The Compensation Committee again selected annual consolidated income from operations as the performance metric for the FY2015 Performance RSUs to vest, as it believes that this is an important measurement of the company’s performance and effectiveness of achieving financial strategies, in terms of cost controls, and for that reason, it establishes target levels to achieve operating income growth and return long-term shareholder value. The FY2015 Performance RSUs, with a one year performance period, are designed to motivate executive officers to focus their efforts on annual goals and at the same time, to strengthen and encourage retention as an executive officer must continue employment with us for the awards to vest.

Restricted stock units subject to time-based vesting granted in fiscal 2015 to the Named Executive Officers continued to have the four-year time-based vesting terms as described above.

In April 2014, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2015 long-term equity incentive compensation for our Named Executive Officers. The following table summarizes the fiscal 2015 restricted stock units and performance units awarded to our Named Executive Officers:

Named Executive Officer	Restricted Stock Units with Time-Based Vesting Granted in Fiscal 2015 (#)	Performance Units Granted in Fiscal 2015 (#)
Clinton H. Severson	19,000	36,000
Alberto R. Santa Ines	9,000	24,000
Kenneth P. Aron, Ph.D.	9,000	24,000
Vladimir E. Ostoich, Ph.D.	9,000	24,000
Donald P. Wood	9,000	24,000

The mix of total restricted stock units between time-based and performance-based vesting granted in fiscal 2015 that were granted to our Named Executive Officers is summarized in the following table:

Named Executive Officer	Restricted Stock Units with Time-Based Vesting Granted in Fiscal 2015 as a Percentage of Total Equity Awards	Performance Units Granted in Fiscal 2015 as a Percentage of Total Equity Awards
Clinton H. Severson	35%	65%
Alberto R. Santa Ines	27%	73%
Kenneth P. Aron, Ph.D.	27%	73%
Vladimir E. Ostoich, Ph.D.	27%	73%
Donald P. Wood	27%	73%

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

Clawback Policy

In January 2014, we adopted a compensation clawback policy that includes, among other things, provisions permitting our board to require officers to repay to us certain amounts in the event of a restatement of our financial statements due to material noncompliance with any financial reporting requirement. The policy permits our board to seek recoupment from officers from any of the following sources: prior incentive compensation payments; future payments of incentive compensation; cancellation of outstanding equity awards; future equity awards; and direct repayment. The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 further expanded the reach of mandatory recoupment policies but the Securities and Exchange Commission has yet to provide final guidance for implementation of such requirements. We will comply with any final recoupment policy guidance.

Stock Ownership Guidelines

We maintain stock ownership guidelines for our executive officers and directors, as follows:

Position	Stock Ownership Guideline
Chief Executive Officer	7x base salary
Executive Officers (other than the Chief Executive Officer)	3x base salary
Directors	5x annual cash retainer

These guidelines require that executives and directors be meaningfully invested in the Company’s stock, and therefore be personally invested in the Company’s performance to ensure strong alignment with shareholder interests. Our stock ownership guidelines were adopted in 2011 and give all executive officers and directors through the first day of each of the Company’s fiscal years beginning with April 1, 2016 to accumulate enough shares to satisfy the stock ownership requirements. All of our Named Executive Officers meet these guidelines and our Chief Executive Officer’s stock ownership is currently 59.5 times his base salary.

Employment Agreements

In October 2010, we entered into an employment agreement with Clinton H. Severson, our President and Chief Executive Officer, which amended, restated and superseded Mr. Severson’s existing Employment Agreement, dated July 11, 2005. The amended and restated Employment Agreement provides Mr. Severson with a severance payment equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause. Additionally, upon Mr. Severson’s termination without cause or resignation for good reason, all of Mr. Severson’s unvested stock options, restricted stock units and other equity awards would vest in full. Certain severance benefits provided pursuant to the Severance Plan (described below in “Change in Control Agreements”) with respect to a change of control supersede those provided pursuant to the employment agreement. None of our other Named Executive Officers has an employment agreement with us.

Change in Control Agreements

In July 2006, our Board of Directors, after considering a change of control program analysis from the peer company analysis prepared by our compensation advisor at that time and upon the recommendation of our Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”). The Severance Plan was adopted by our Board of Directors to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control. Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board of Directors. In December 2008, our Board of Directors amended the Severance Plan to ensure its compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”). The current executive officers designated as participants in the Severance Plan are as follows: Clinton H. Severson, our Chairman, President and Chief Executive Officer; Alberto R. Santa Ines, our Chief Financial Officer and Vice President of Finance; Kenneth P. Aron, Ph.D., our Chief Technology Officer; Achim Henkel, our Managing Director of Abaxis Europe GmbH; Craig M. Tockman, DVM, our Vice President of Animal Health Sales and Marketing for North America; Vladimir E. Ostoich, Ph.D., our Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim; and Donald P. Wood, our Chief Operating Officer.

The Severance Plan provides that upon the occurrence of a change of control a participant’s outstanding stock option(s) and other unvested equity-based instruments will accelerate in full, and any such stock awards shall become immediately exercisable. Under the 2005 Equity Incentive Plan, all equity awards held by officers accelerate upon a change in control. However, in connection with Dr. Tockman’s hiring as our Vice President of Animal Health Sales and Marketing for North America, our Compensation Committee determined to discontinue the practice of granting “single trigger” acceleration of vesting benefits to new executive officers. Accordingly, Dr. Tockman’s employment agreement with Abaxis provides that, notwithstanding the terms of the Severance Plan and our 2005 Equity Incentive Plan, Dr. Tockman will not be entitled to “single trigger” acceleration.

In addition, the Severance Plan provides that, if the participant’s employment is terminated by us (or any successor of Abaxis) for any reason other than cause, death, or disability within 18 months following the change of control date and such termination constitutes a separation in service, the participant is eligible to receive severance benefits as follows:

•	on the 60th day after the termination date, a lump sum cash payment equal to two times the sum of the participant's annual base salary and the participant's target annual bonus amount for the year in which the change of control occurs;

•	payment of up to 24 months of premiums for medical, dental and vision benefits, provided, however, that if the participant becomes eligible to receive comparable benefits under another employer's plan, our benefits will be secondary to those provided under such other plan;

•	reimbursement, on a monthly basis, of up to 24 months of premiums for disability and life insurance benefits if the participant elects to convert his or her disability and/or life insurance benefits under our plans into individual policies following termination; and

•	payment of an amount equal to any excise tax imposed under Section 4999 of the Code, (the "Excise Tax"), as well as a payment in reimbursement of Excise Taxes and income taxes arising from the initial Excise Tax payment, provided, however, that payment of such amount is capped at $1,000,000 per participant.

Payment of the foregoing severance benefits is conditioned upon the participant’s execution of a valid and effective release of claims against us.

Notwithstanding the foregoing, in connection with Dr. Tockman’s hiring as our Vice President of Animal Health Sales and Marketing for North America, our Compensation Committee determined to discontinue the practice of providing the tax “gross up” described above. Accordingly, Dr. Tockman’s employment agreement with Abaxis provides that, notwithstanding the terms of the Severance Plan, Dr. Tockman will not be entitled to the tax payment described above. Instead, Dr. Tockman’s employment agreement contains a “better after tax” provision, such that if any payment or benefit Dr. Tockman would receive from the Company or otherwise in connection with a change in control or other similar transaction would (i) constitute a “parachute payment” within the meaning of Section 280G of the Code, and (ii) otherwise be subject to the Excise Tax, then such payment will be equal to the largest portion of the payment that would result in no portion of the payment being subject to the Excise Tax, or (b) the largest portion of the payment, after taking into account all applicable federal, state and local employment taxes, income taxes, and the Excise Tax (all computed at the highest applicable marginal rate), results in his receipt of the greater economic benefit notwithstanding that all or some portion of the payment may be subject to the Excise Tax. In addition, if Dr. Tockman’s employment is terminated by us (or any successor of Abaxis) for any reason other than cause, death, or disability within 18 months following the change of control date and such termination constitutes a separation in service, and subject to his execution of a valid and effective release of claims against us, Dr. Tockman’s equity awards would vest in full. This “double-trigger” acceleration arrangement was granted to Dr. Tockman instead of the “single trigger” acceleration arrangement previously granted to our executive officers.

Compensation Policies and Practices as They Relate to Risk Management

In fiscal 2014, our Compensation Committee reviewed our compensation policies and practices and concluded that the mix and design of these policies and practices are not reasonably likely to encourage our employees to take excessive risks. In connection with its evaluation, our Compensation Committee considered, among other things, the structure, philosophy and design characteristics of our primary incentive compensation plans and programs in light of our risk management and governance procedures, as well as other factors that may calibrate or balance potential risk-taking incentives. Based on this assessment, our Compensation Committee concluded that risks arising from our compensation policies and practices for all employees, including executive officers, are not reasonably likely to have a material adverse effect on us.

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

COMPENSATION COMMITTEE REPORT (1)

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A for the fiscal year ended March 31, 2014.

Based upon this review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended March 31, 2014.

THE COMPENSATION COMMITTEE

Richard J. Bastiani, Ph.D., Chairman
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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for fiscal 2014, 2013 and 2012, the compensation awarded or paid to, or earned by, Abaxis’ Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers at March 31, 2014 (collectively, the “Named Executive Officers”).
				Non-Equity
			Stock	Incentive Plan	All Other
	Fiscal	Salary	Awards	Compensation	Compensation		Total
Name and Principal Position	Year	($)	($) (1)	($) (2)	($) (3)		($)
Clinton H. Severson	2014	478,116	2,333,650	72,563	10,841	(4)	2,895,170
President, Chief Executive Officer	2013	431,250	1,024,075	571,875	13,638	(4)	2,040,838
and Chairman of the Board	2012	376,442	1,573,000	341,251	11,726	(4)	2,302,419

Alberto R. Santa Ines	2014	258,500	1,060,750	40,313	9,985	(5)	1,369,548
Chief Financial Officer and Vice	2013	239,500	467,513	320,251	12,751	(5)	1,040,015
President of Finance	2012	208,800	715,000	195,000	10,573	(5)	1,129,373

Kenneth P. Aron, Ph.D.	2014	258,500	1,060,750	40,313	24,547	(6)	1,384,110
Chief Technology Officer	2013	242,000	467,513	320,251	26,186	(6)	1,055,950
	2012	218,839	715,000	195,000	23,502	(6)	1,152,341

Vladimir E. Ostoich, Ph.D.	2014	258,500	1,060,750	40,313	18,911	(7)	1,378,474
Vice President of Government Affairs and Vice	2013	242,000	467,513	320,251	20,888	(7)	1,050,652
President of Marketing for the Pacific Rim	2012	218,839	715,000	195,000	18,619	(7)	1,147,458

Donald P. Wood	2014	258,500	1,060,750	40,313	18,731	(8)	1,378,294
Chief Operating Officer	2013	239,500	467,513	320,251	20,720	(8)	1,047,984
	2012	208,800	715,000	195,000	18,299	(8)	1,137,099

(1)	Awards consist of restricted stock units granted to the Named Executive Officer in the fiscal year specified. Amounts shown do not reflect whether the Named Executive Officer has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). Amounts listed in this column represent the grant date fair value of the awards granted in the fiscal year indicated as computed in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation” (“ASC 718”). Fiscal 2013 includes restricted stock unit awards with performance vesting granted in accordance with ASC 718-10-55-95. In April 2013, the Board of Directors and each Named Executive Officer agreed to cancel the unvested portion of the FY2013 Performance RSUs. The number of shares issued upon vesting of the FY2013 Performance RSUs and the number of shares subject to the portion of each of the FY2013 Performance RSUs that has been cancelled are as follows: (i) Clinton H. Severson, 5,750 shares issued and 17,250 shares cancelled; (ii) Alberto R. Santa Ines, 2,625 shares issued and 7,875 shares cancelled; (iii) Vladimir E. Ostoich, Ph.D., 2,625 shares issued and 7,875 shares cancelled; (iv) Kenneth P. Aron, Ph.D., 2,625 shares issued and 7,875 shares cancelled; and (v) Donald P. Wood, 2,625 shares issued and 7,875 shares cancelled. For a discussion of the assumptions used in determining the fair value of awards of restricted stock units in the above table and other additional information on restricted stock unit granted, see Note 12 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on May 30, 2014.

(2)	Represents aggregate cash performance bonuses earned during each fiscal year based on achievement of corporate financial performance goals, as described under “Executive Compensation – Compensation Discussion and Analysis” above. These bonuses were paid in four quarterly installments within one month following the end of the applicable quarter upon achieving the established quarterly net sales and/or quarterly pre-tax income goals for that quarter. Amounts do not include bonuses paid during a fiscal year, with respect to bonuses earned in a prior fiscal year.

(3)	Amounts listed are based upon our actual costs expensed in connection with such compensation.

(4)	In fiscal 2014, consists of $6,190 in supplemental health plan expenses reimbursed by us, $510 in group life insurance paid by us, $509 in disability insurance premiums paid by us, $444 in long-term care insurance premiums paid by us and $3,188 in matching contributions made by us to Mr. Severson’s 401(k) account. In fiscal 2013, consists of $5,715 in supplemental health plan expenses reimbursed by us, $624 in group life insurance paid by us, $574 in disability insurance premiums paid by us, $444 in long-term care insurance premiums paid by us and $6,281 in matching contributions made by us to Mr. Severson’s 401(k) account. In fiscal 2012, consists of $5,420 in supplemental health plan expenses reimbursed by us, $663 in group life insurance paid by us, $574 in disability insurance premiums paid by us, $444 in long-term care insurance premiums paid by us and $4,625 in matching contributions made by us to Mr. Severson’s 401(k) account.

(5)	In fiscal 2014, consists of $5,344 in supplemental health plan expenses reimbursed by us, $438 in group life insurance paid by us, $501 in disability insurance premiums paid by us, $514 in long-term care insurance premiums paid by us and $3,188 in matching contributions made by us to Mr. Santa Ines’ 401(k) account. In fiscal 2013, consists of $4,964 in supplemental health plan expenses reimbursed by us, $465 in group life insurance paid by us, $527 in disability insurance premiums paid by us, $514 in long-term care insurance premiums paid by us and $6,281 in matching contributions made by us to Mr. Santa Ines’ 401(k) account. In fiscal 2012, consists of $4,516 in supplemental health plan expenses reimbursed by us, $460 in group life insurance paid by us, $458 in disability insurance premiums paid by us, $514 in long-term care insurance premiums paid by us and $4,625 in matching contributions made by us to Mr. Santa Ines’ 401(k) account.

(6)	In fiscal 2014, consists of $20,118 in supplemental health plan expenses reimbursed by us, $438 in group life insurance paid by us, $501 in disability insurance premiums paid by us, $302 in long-term care insurance premiums paid by us and $3,188 in matching contributions made by us to Dr. Aron’s 401(k) account. In fiscal 2013, consists of $18,590 in supplemental health plan expenses reimbursed by us, $480 in group life insurance paid by us, $532 in disability insurance premiums paid by us, $303 in long-term care insurance premiums paid by us and $6,281 in matching contributions made by us to Dr. Aron’s 401(k) account. In fiscal 2012, consists of $17,611 in supplemental health plan expenses reimbursed by us, $484 in group life insurance paid by us, $480 in disability insurance premiums paid by us, $302 in long-term care insurance premiums paid by us and $4,625 in matching contributions made by us to Dr. Aron’s 401(k) account.

(7)	In fiscal 2014, consists of $14,278 in supplemental health plan expenses reimbursed by us, $438 in group life insurance paid by us, $501 in disability insurance premiums paid by us, $600 in long-term care insurance premiums paid by us and $3,094 in matching contributions made by us to Dr. Ostoich’s 401(k) account. In fiscal 2013, consists of $13,121 in supplemental health plan expenses reimbursed by us, $479 in group life insurance paid by us, $532 in disability insurance premiums paid by us, $600 in long-term care insurance premiums paid by us and $6,156 in matching contributions made by us to Dr. Ostoich’s 401(k) account. In fiscal 2012, consists of $12,430 in supplemental health plan expenses reimbursed by us, $484 in group life insurance paid by us, $480 in disability insurance premiums paid by us, $600 in long-term care insurance premiums paid by us and $4,625 in matching contributions made by us to Dr. Ostoich’s 401(k) account.

(8)	In fiscal 2014, consists of $14,278 in supplemental health plan expenses reimbursed by us, $438 in group life insurance paid by us, $501 in disability insurance premiums paid by us, $326 in long-term care insurance premiums paid by us and $3,188 in matching contributions made by us to Mr. Wood’s 401(k) account. In fiscal 2013, consists of $13,121 in supplemental health plan expenses reimbursed by us, $465 in group life insurance paid by us, $527 in disability insurance premiums paid by us, $326 in long-term care insurance premiums paid by us and $6,281 in matching contributions made by us to Mr. Wood’s 401(k) account. In fiscal 2012, consists of $12,430 in supplemental health plan expenses reimbursed by us, $460 in group life insurance paid by us, $458 in disability insurance premiums paid by us, $326 in long-term care insurance premiums paid by us and $4,625 in matching contributions made by us to Mr. Wood’s 401(k) account.

Salary and Bonus in Proportion to Total Compensation.The following table sets forth the percentage of base salary and annual cash incentive bonus potentially be earned by each Named Executive Officer as a percentage of total compensation for fiscal 2014.

Named Executive Officer	Base Salary As a Percentage of Total Compensation(1)	Annual Cash Incentive Bonus As a Percentage of Total Compensation(1)
Clinton H. Severson	17%	3%
Alberto R. Santa Ines	19%	3%
Kenneth P. Aron, Ph.D.	19%	3%
Vladimir E. Ostoich, Ph.D.	19%	3%
Donald P. Wood	19%	3%

(1)	Total compensation is defined as total compensation as reported in the “Summary Compensation Table” for fiscal 2014. Included in the total compensation are long-term equity incentive awards with performance-based vesting criteria. Performance units only provide an economic benefit if the performance goals are achieved. As described in the section “Significant At-Risk Compensation,” long-term equity incentive compensation is at risk. Since the performance criteria for the FY2014 Performance RSUs were not met, none of the FY2014 Performance RSUs would vest and were cancelled in April 2014, and accordingly the total compensation actually realizable by each Named Executive Officer would be lower from the amounts required to be reported in the “Stock Awards” column of “Summary Compensation Table” for fiscal 2014.

CEO Employment Agreement. In October 2010, we entered into an employment agreement with Clinton H. Severson, our President and Chief Executive Officer, which amended, restated and superseded Mr. Severson’s existing Employment Agreement, dated July 11, 2005. The amended and restated Employment Agreement provides Mr. Severson with a severance payment equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause. Additionally, upon Mr. Severson’s termination without cause or resignation for good reason, all of Mr. Severson’s unvested stock options, restricted stock units and other equity awards would vest in full. Certain severance benefits provided pursuant to the Severance Plan (described above in “Change in Control Agreements”) with respect to a change of control supersede those provided pursuant to the employment agreement. None of our other Named Executive Officers has an employment agreement with us.

Grants of Plan-Based Awards in Fiscal 2014

The following table sets forth the grants of plan-based awards to our Named Executive Officers during fiscal 2014.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#) (3)	($) (4)
Clinton H. Severson
Annual cash incentive bonus		168,750	675,000	1,350,000
Restricted stock units	4/29/2013							19,000	806,170
Restricted stock units	4/29/2013				0	36,000	36,000		1,527,480
Alberto R. Santa Ines
Annual cash incentive bonus		93,750	375,000	750,000
Restricted stock units	4/29/2013							9,000	381,870
Restricted stock units	4/29/2013				0	16,000	16,000		678,880
Kenneth P. Aron, Ph.D.
Annual cash incentive bonus		93,750	375,000	750,000
Restricted stock units	4/29/2013							9,000	381,870
Restricted stock units	4/29/2013				0	16,000	16,000		678,880
Vladimir E. Ostoich, Ph.D.
Annual cash incentive bonus		93,750	375,000	750,000
Restricted stock units	4/29/2013							9,000	381,870
Restricted stock units	4/29/2013				0	16,000	16,000		678,880
Donald P. Wood
Annual cash incentive bonus		93,750	375,000	750,000
Restricted stock units	4/29/2013							9,000	381,870
Restricted stock units	4/29/2013				0	16,000	16,000		678,880

(1)	Actual cash performance bonuses, which were approved by the Board of Directors (with Mr. Severson abstaining) upon recommendation by the Compensation Committee based on achievement of corporate financial performance goals for fiscal 2014, were paid for the first and second quarters of fiscal 2014 within one month following the end of the quarter upon achieving the established quarterly net sales and/or quarterly pre-tax income goals. Actual cash performance bonuses are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above. “Threshold” refers to the minimum amount of annual bonus payable for a certain level of performance under the plan.

(2)	Consists of a performance-based restricted stock unit granted under, and is subject to, the terms of our 2005 Equity Incentive Plan. Restricted stock units were subject to vesting only if both of the following criteria are satisfied: (a) consolidated income from operations for the fiscal year ended March 31, 2014 was in excess of the applicable target amount; and (b) the recipient remained in the service of the company until the applicable vesting date set forth as follows: (i) 25% shares issuable upon settlement of FY2014 Performance RSUs upon satisfying 90% of target of consolidated income from operations for the year ended March 31, 2014 and time-based vesting on April 29, 2016; (ii) 25% shares issuable upon settlement of FY2014 Performance RSUs upon satisfying 90% of target of consolidated income from operations for the year ended March 31, 2014 and time-based vesting on April 29, 2017; (iii) 25% shares issuable upon settlement of FY2014 Performance RSUs upon satisfying 100% of target of consolidated income from operations for the year ended March 31, 2014 and time-based vesting on April 29, 2016; and (iv) 25% shares issuable upon settlement of FY2014 Performance RSUs upon satisfying 100% of target of consolidated income from operations for the year ended March 31, 2014 and time-based vesting on April 29, 2017. Additional information on restricted stock unit granted is described above in “Restricted Stock Units.”

(3)	Consists of a time-based restricted stock unit granted under, and is subject to, the terms of our 2005 Equity Incentive Plan. The four-year time-based vesting terms of the restricted stock units is as follows, assuming continuous employment: five percent of the shares vest after the first year; ten percent of the shares vest after the second year; 15 percent of the shares vest after the third year; and 70 percent of the shares vest after the fourth year. Additional information on restricted stock unit granted is described above in “Restricted Stock Units.”

(4)
Represents the fair value of the restricted stock unit award on the date of grant, pursuant to ASC 718. See Note 12 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on May 30, 2014 for additional information.

Outstanding Equity Awards at Fiscal Year End 2014

The following table shows, for the fiscal year ended March 31, 2014, certain information regarding outstanding equity awards at fiscal year end for our Named Executive Officers.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (1)
Clinton H. Severson			38,500	(2)	1,496,880
			46,750	(2)	1,817,640
			21,850	(2)	849,528
			19,000	(2)	738,720
			36,000	(3)	1,399,680

Alberto R. Santa Ines			17,500	(2)	680,400
			21,250	(2)	826,200
			9,975	(2)	387,828
			9,000	(2)	349,920
			16,000	(3)	622,080

Kenneth P. Aron, Ph.D.			17,500	(2)	680,400
			21,250	(2)	826,200
			9,975	(2)	387,828
			9,000	(2)	349,920
			16,000	(3)	622,080

Vladimir E. Ostoich, Ph.D.			17,500	(2)	680,400
			21,250	(2)	826,200
			9,975	(2)	387,828
			9,000	(2)	349,920
			16,000	(3)	622,080

Donald P. Wood			17,500	(2)	680,400
			21,250	(2)	826,200
			9,975	(2)	387,828
			9,000	(2)	349,920
			16,000	(3)	622,080

(1)	The value of the equity award is based on the closing price of our common stock of $38.88 on March 31, 2014, as reported on the NASDAQ Global Select Market.

(2)	The four-year time-based vesting terms of the restricted stock units is as follows, assuming continuous employment: five percent of the shares vest after the first year; ten percent of the shares vest after the second year; 15 percent of the shares vest after the third year; and 70 percent of the shares vest after the fourth year. Additional information on restricted stock units granted during fiscal 2014 is described above in “Restricted Stock Units.”

(3)	The restricted stock unit awards vest upon satisfying performance criteria. Additional information on fiscal 2014 performance restricted stock unit cancellations is described above in “Restricted Stock Units.”

Option Exercises and Stock Vested in Fiscal 2014

The following table shows all shares of common stock acquired upon exercise of stock options and value realized upon exercise, and all stock awards vested and value realized upon vesting, held by our Named Executive Officers during fiscal 2014.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
	Exercise	Exercise	Vesting	Vesting
Name	(#)	($) (1)	(#)	($) (2)
Clinton H. Severson	-	-	59,150	2,504,644
Alberto R. Santa Ines	40,000	657,200	26,900	1,139,054
Kenneth P. Aron, Ph.D.	-	-	26,900	1,139,054
Vladimir E. Ostoich, Ph.D.	22,000	374,880	26,900	1,139,054
Donald P. Wood	-	-	26,900	1,139,054

(1)	The value realized equals the difference between the option exercise price and the fair market value of our common stock on the date of exercise, as reported on the NASDAQ Global Select Market, multiplied by the number of shares for which the option was exercised.

(2)	The value realized on vesting of restricted stock units equals the fair market value of our common stock on the settlement date, multiplied by the number of shares that vested.

Severance and Change in Control Agreements

Employment Agreement

In October 2010, we entered into an employment agreement with Clinton H. Severson, our President and Chief Executive Officer, which amended, restated and superseded Mr. Severson’s existing Employment Agreement, dated July 11, 2005. The amended and restated Employment Agreement provides Mr. Severson with a severance payment equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause. Additionally, upon Mr. Severson’s termination without cause or resignation for good reason, all of Mr. Severson’s unvested stock options, restricted stock units and other equity awards would vest in full. Certain severance benefits provided pursuant to the Severance Plan (described below in “Executive Change of Control Severance Plan”) with respect to a change of control supersede those provided pursuant to the employment agreement. None of our other Named Executive Officers has an employment agreement with us.

Executive Change of Control Severance Plan

In July 2006, our Board of Directors, after considering a change of control program analysis from the peer company analysis prepared by our compensation advisor at that time and upon the recommendation of our Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”). The Severance Plan was adopted by our Board of Directors to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control. Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board of Directors. In December 2008, our Board of Directors amended the Severance Plan to ensure its compliance with Section 409A of the Code. The current executive officers designated as participants in the Severance Plan are as follows: Clinton H. Severson, our Chairman, President and Chief Executive Officer; Alberto R. Santa Ines, our Chief Financial Officer and Vice President of Finance; Kenneth P. Aron, Ph.D., our Chief Technology Officer; Achim Henkel, our Managing Director of Abaxis Europe GmbH; Craig M. Tockman, DVM, our Vice President of Animal Health Sales and Marketing for North America; Vladimir E. Ostoich, Ph.D., our Vice President of Government Affairs and Vice President of Marketing for the Pacific Rim; and Donald P. Wood, our Chief Operating Officer.

The Severance Plan provides that upon the occurrence of a change of control a participant’s outstanding stock option(s) and other unvested equity-based instruments will accelerate in full, and any such stock awards shall become immediately exercisable. Under the 2005 Equity Incentive Plan, all equity awards held by officers accelerate upon a change in control. However, in connection with Dr. Tockman’s hiring as our Vice President of Animal Health Sales and Marketing for North America, our Compensation Committee determined to discontinue the practice of granting “single trigger” acceleration of vesting benefits to new executive officers. Accordingly, Dr. Tockman’s employment agreement with Abaxis provides that, notwithstanding the terms of the Severance Plan and our 2005 Equity Incentive Plan, Dr. Tockman will not be entitled to “single trigger” acceleration.

In addition, the Severance Plan provides that, if the participant’s employment is terminated by us (or any successor of Abaxis) for any reason other than cause, death, or disability within 18 months following the change of control date and such termination constitutes a separation in service, the participant is eligible to receive severance benefits as follows:

•	on the 60th day after the termination date, a lump sum cash payment equal to two times the sum of the participant’s annual base salary and the participant’s target annual bonus amount for the year in which the change of control occurs;

•	payment of up to 24 months of premiums for medical, dental and vision benefits, provided, however, that if the participant becomes eligible to receive comparable benefits under another employer’s plan, our benefits will be secondary to those provided under such other plan;

•	reimbursement, on a monthly basis, of up to 24 months of premiums for disability and life insurance benefits if the participant elects to convert his or her disability and/or life insurance benefits under our plans into individual policies following termination; and

•	payment of an amount equal to any excise tax imposed under Section 4999 of the Code, (the “Excise Tax”), as well as a payment in reimbursement of Excise Taxes and income taxes arising from the initial excise tax payment, provided, however, that payment of such amount is capped at $1,000,000 per participant.

Payment of the foregoing severance benefits is conditioned upon the participant’s execution of a valid and effective release of claims against us.

Notwithstanding the foregoing, in connection with Dr. Tockman’s hiring as our Vice President of Animal Health Sales and Marketing for North America, our Compensation Committee determined to discontinue the practice of providing the tax “gross up” described above. Accordingly, Dr. Tockman’s employment agreement with Abaxis provides that, notwithstanding the terms of the Severance Plan, Dr. Tockman will not be entitled to the tax payment described above. Instead, Dr. Tockman’s employment agreement contains a “better after tax” provision, such that if any payment or benefit Dr. Tockman would receive from the Company or otherwise in connection with a change in control or other similar transaction would (i) constitute a “parachute payment” within the meaning of Section 280G of the Code, and (ii) otherwise be subject to the Excise Tax, then such payment will be equal to the largest portion of the payment that would result in no portion of the payment being subject to the Excise Tax, or (b) the largest portion of the payment, after taking into account all applicable federal, state and local employment taxes, income taxes, and the Excise Tax (all computed at the highest applicable marginal rate), results in his receipt of the greater economic benefit notwithstanding that all or some portion of the payment may be subject to the Excise Tax. In addition, if Dr. Tockman’s employment is terminated by us (or any successor of Abaxis) for any reason other than cause, death, or disability within 18 months following the change of control date and such termination constitutes a separation in service, and subject to his execution of a valid and effective release of claims against us, Dr. Tockman’s equity awards would vest in full. This “double-trigger” acceleration arrangement was granted to Dr. Tockman instead of the “single trigger” acceleration arrangement previously granted to our executive officers.

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

As described above, certain additional compensation is payable to a Named Executive Officer (i) if his employment was involuntarily terminated without cause or resignation for good cause, (ii) upon a change in control or (iii) if his employment was terminated involuntarily following a change in control. The amounts shown in the table below assume that such termination was effective as of March 31, 2014, and do not include amounts in which the Named Executive Officer had already vested as of March 31, 2014. The actual compensation to be paid can only be determined at the time of the change in control and/or a Named Executive Officer’s termination of employment.

Potential Payments Upon Termination or Change in Control

Executive Benefits and Payments Upon Separation	Involuntary Termination Without Cause or Resignation For Good Reason (1)		Change In Control (No Termination)	Involuntary Termination Without Cause Following a Change In Control (2)
Clinton H. Severson
Salary and bonus	$2,320,000		-	$2,320,000
Vesting of time-based restricted stock units (3)	$4,902,768		$4,902,768	$4,902,768
Vesting of performance-based restricted stock units (3)	$1,399,680		$1,399,680	$1,399,680
Health and welfare benefits	$15,306	(4)	-	$15,306	(4)
Excise tax reimbursement and related gross up (5)	-		-	-
Total	$8,637,754		$6,302,448	$8,637,754
Alberto R. Santa Ines
Salary and bonus	-		-	$1,270,000
Vesting of time-based restricted stock units (3)	-		$2,244,348	$2,244,348
Vesting of performance-based restricted stock units (3)	-		$622,080	$622,080
Health and welfare benefits	-		-	$12,566	(6)
Excise tax reimbursement and related gross up (5)	-		-	-
Total	-		$2,866,428	$4,148,994
Kenneth P. Aron, Ph.D.
Salary and bonus	-		-	$1,270,000
Vesting of time-based restricted stock units (3)	-		$2,244,348	$2,244,348
Vesting of performance-based restricted stock units (3)	-		$622,080	$622,080
Health and welfare benefits	-		-	$42,114	(6)
Excise tax reimbursement and related gross up (5)	-		-	-
Total	-		$2,866,428	$4,178,542
Vladimir E. Ostoich, Ph.D.
Salary and bonus	-		-	$1,270,000
Vesting of time-based restricted stock units (3)	-		$2,244,348	$2,244,348
Vesting of performance-based restricted stock units (3)	-		$622,080	$622,080
Health and welfare benefits	-		-	$30,434	(6)
Excise tax reimbursement and related gross up (5)	-		-	-
Total	-		$2,866,428	$4,166,862
Donald P. Wood
Salary and bonus	-		-	$1,270,000
Vesting of time-based restricted stock units (3)	-		$2,244,348	$2,244,348
Vesting of performance-based restricted stock units (3)	-		$622,080	$622,080
Health and welfare benefits	-		-	$30,434	(6)
Excise tax reimbursement and related gross up (5)	-		-	-
Total	-		$2,866,428	$4,166,862

(1)	Amounts relate to payments to Mr. Severson based on the aggregate of two years of salary, bonus, unvested time-based restricted stock units, unvested performance-based restricted stock units and benefits if his employment with us is terminated for any reason other than cause or if he resigns for good reason (as defined in Mr. Severson’s amended and restated employment agreement effective October 2010).

(2)	Amounts assume that the Named Executive Officer was terminated without cause or due to constructive termination during the 18-month period following a change in control.

(3)	The values of the time-based restricted stock unit and performance-based restricted stock unit assume that the market price per share of our common stock on the date of termination of employment was equal to the closing price of our common stock of $38.88 on March 31, 2014, as reported on the NASDAQ Global Select Market.

(4)	Health and welfare benefits include payment of 24 months of premiums for medical, dental, vision, disability, life insurance and long-term care benefits.

(5)	For purposes of computing the excise tax reimbursement and related gross up payments, base amount calculations are based on the Named Executive Officer’s taxable wages for fiscal years 2010 through 2014.

(6)	Health and welfare benefits include payment of 24 months of premiums for medical, dental, vision, disability and life insurance benefits.

DIRECTOR COMPENSATION

Director Compensation Table

The table below summarizes the compensation paid to our non-employee directors for fiscal 2014.

	Fees Earned or	Stock
	Paid in Cash	Awards	Total
Name (1)	($)	($) (2) (3)	($)
Vernon E. Altman	21,750	169,720	191,470
Richard J. Bastiani, Ph.D.	35,500	169,720	205,220
Michael D. Casey	28,000	169,720	197,720
Henk J. Evenhuis	38,500	169,720	208,220
Prithipal Singh, Ph.D.	32,000	169,720	201,720

(1)	Clinton H. Severson, our Chief Executive Officer and Director, is not included in this table as he is an employee of Abaxis and receives no compensation for his services as a director. The compensation received by Mr. Severson as an employee is shown in the “Summary Compensation Table” above.

(2)	Each non-employee director listed in the table above was granted an award of 4,000 restricted stock units on April 29, 2013 under our 2005 Plan. Amounts listed in this column represent the grant date fair value of the awards in accordance with ASC 718. Amounts shown do not reflect whether the non-employee director has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). For a discussion of the assumptions used in determining the fair value of awards of restricted stock units in the above table, see Note 12 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K filed with the SEC on May 30, 2014. No stock awards were forfeited by our non-employee directors during fiscal 2014.

(3)	As of March 31, 2014, each of our non-employee directors held 4,000 shares of unvested restricted stock units.

Cash Compensation Paid to Board Members

During fiscal 2014, all non-employee directors received an annual retainer of $15,000, pro-rated based on the period of services provided by the non-employee director. The non-employee Chairs of our Audit Committee, Compensation Committee and Nominating Committee received an annual supplement of $13,500, $7,500, and $5,000, respectively. Our non-employee directors each received $1,250 per board meeting attended and $1,000 per committee meeting attended. In April 2014, we designated Mr. Altman as our lead independent director and he will receive an annual supplement of $7,000 in connection with this appointment. We also reimburse our non-employee directors for reasonable travel expenses incurred in connection with attending board and committee meetings. Directors who are employees receive no compensation for their service as directors.

Equity Compensation Paid to Board Members

Non-employee directors are eligible to receive awards under the 2005 Plan, but such awards are discretionary and not automatic. In fiscal 2014, 2013 and 2012, each non-employee director received an annual equity award of 4,000, 4,500 and 2,500, respectively, restricted stock units granted under the 2005 Plan, for the services provided by the non-employee director during the respective period. Each award of restricted stock units represents the right of the participant to receive, without payment of monetary consideration, on the vesting date, a number of shares of common stock equal to the number of units vesting on such date. Subject to the director’s continued service with us through the applicable vesting date, each restricted stock unit award will vest in full 12 months after the grant date. Under the terms of the 2005 Plan, the vesting of each non-employee director restricted stock unit award will also be accelerated in full in the event of a “change in control,” as defined in the 2005 Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 30, 2014 by (i) each of the Named Executive Officers in the Summary Compensation Table; (ii) each of our directors; (iii) all of our executive officers and directors as a group and (iv) eight holders of at least five percent of our common stock. The persons named in the table have sole or shared voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Abaxis Common Stock Beneficially Owned(1)
Five Percent Holders:
Brown Capital Management, LLC and The Brown Capital Management Small Company Fund(3)	3,522,639	15.7%
BlackRock, Inc.(4)	2,327,278	10.4%
Kayne Anderson Rudnick Investment Management, LLC(5)	2,232,476	9.9%
Riverbridge Partners, LLC(6)	1,742,165	7.8%
Neuberger Berman Group LLC, Neuberger Berman LLC, Neuberger Berman Management LLC
and Neuberger Berman Equity Funds(7)	1,486,468	6.6%
The Vanguard Group, Inc.(8)	1,395,516	6.2%
Wasatch Advisors, Inc.(9)	1,205,836	5.4%
PRIMECAP Management Company(10)	1,165,333	5.2%
Named Executive Officers:(2)
Clinton H. Severson(11)	589,395	2.6%
Vladimir E. Ostoich, Ph.D.(12)	398,564	1.8%
Alberto R. Santa Ines(13)	118,605	*
Kenneth P. Aron, Ph.D.(14)	78,505	*
Donald P. Wood(15)	34,811	*
Outside Directors:(2)
Richard J. Bastiani, Ph.D.(16)	53,700	*
Prithipal Singh, Ph.D.(17)	37,500	*
Michael D. Casey(18)	13,200	*
Vernon E. Altman(19)	11,000	*
Henk J. Evenhuis(20)	10,400	*
Executive officers and directors as a group(12 persons)(21)	1,373,724	6.1%

* Less than one percent.

(1)	The percentages shown in this column are calculated based on 22,458,409 shares of common stock outstanding on May 30, 2014 and includes shares of common stock that such person or group had the right to acquire on or within sixty days after that date, including, but not limited to, upon the exercise of options and vesting of restricted stock units.

(2)	The business address of the beneficial owners listed is c/o Abaxis, Inc., 3240 Whipple Road, Union City, CA 94587.

(3)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 13, 2014 by Brown Capital Management, LLC, reporting sole power to vote and dispose of 2,261,916 and 3,522,639 shares, respectively; and by The Brown Capital Management Small Company Fund, reporting sole power to vote and dispose of 1,833,580 shares. The Brown Capital Management Small Company Fund is a registered investment company that is managed by Brown Capital Management, LLC., an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E). The business address for Brown Capital Management, LLC and The Brown Capital Management Small Company Fund is 1201 North Calvert Street, Baltimore, MD 21202.

(4)	Based on information set forth in a Schedule 13G/A filed with the SEC on January 10, 2014 by BlackRock, Inc., .a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G), reporting sole power to vote and dispose of 2,249,684 and 2,327,278 shares, respectively. The business address for BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.

(5)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 10, 2014 by Kayne Anderson Rudnick Investment Management, LLC, an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E), reporting sole power to vote and dispose of 2,232,476 shares. The business address for Kayne Anderson Rudnick Investment Management, LLC is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

(6)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 4, 2014 by Riverbridge Partners, LLC, an investment adviser registered under section 203 of the Investment Advisers Act of 1940, reporting sole power to vote and dispose of 1,389,731 and 1,742,165 shares, respectively. The business address for Riverbridge Partners, LLC is 80 South Eighth Street, Suite 1200, Minneapolis, MN 55402.

(7)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 12, 2014 by both Neuberger Berman Group LLC and Neuberger Berman LLC, reporting shared power to vote and dispose of 1,482,568 and 1,486,468 shares, respectively; by Neuberger Berman Management LLC, reporting shared power to vote and dispose of 1,313,054 shares; and by Neuberger Berman Equity Funds, reporting shared power to vote and dispose of 1,114,600 shares. Neuberger Berman Group LLC, Neuberger Berman LLC, Neuberger Berman Management LLC and Neuberger Berman Equity Funds are a group in accordance with Rule 13d-1(b)(1)(ii)(K). The business address for Neuberger Berman Group LLC, Neuberger Berman LLC, Neuberger Berman Management LLC and Neuberger Berman Equity Funds is 605 Third Avenue, New York, NY 10158.

(8)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 10, 2014 by The Vanguard Group, Inc., an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E), reporting sole power to vote and dispose of 31,377 and 1,365,339 shares, respectively; and shared power to dispose of 30,177 shares. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 30,177 shares and Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 1,200 shares. The business address for The Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, PA 19355.

(9)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 13, 2014 by Wasatch Advisors, Inc., an investment adviser registered under section 203 of the Investment Advisers Act of 1940, reporting sole power to vote and dispose of 1,205,836 shares. The business address for Wasatch Advisors, Inc. is 505 Wakara Way, Salt Lake City, UT 84108.

(10)	Based on information set forth in a Schedule 13G filed with the SEC on February 10, 2014 by PRIMECAP Management Company, an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E), reporting sole power to vote and dispose of 1,067,333 and 1,165,333 shares, respectively. The business address for PRIMECAP Management Company is 225 South Lake Avenue, Suite 400, Pasadena, CA 91101.

(11)	Includes:
•	589,395 shares held by Mr. Severson.

(12)	Includes:
•	233,231 shares held by Dr. Ostoich;
•	26,355 shares held by Dr. Ostoich's IRA;
•	22,400 shares held by Mrs. Ostoich's IRA; and
•	116,578 shares held by the Vladimir Ostoich and Liliana Ostoich Trust Fund, for the benefit of Dr. Ostoich and his wife.

The total shares beneficially owned by Dr. Ostoich includes 258,819 shares pledged as collateral to secure a line of credit that currently has an outstanding principal balance of $2.6 million. Such pledge was instituted in 2011, pursuant to the exception in our written policy against hedging and pledging described above, under which certain pledges for loans that were approved in advance by our compliance officer, and as to which the officer demonstrated his ability to repay the loan, were permitted. Dr. Ostoich's loan is the only exception ever granted by the Company. Such exception has since been deleted and the Company has no intention of permitting any future pledges of Company stock by its executive officers or directors. We believe that Dr. Ostoich will and is able to repay such loan in full.

(13)	Includes:
•	118,605 shares held by Mr. Santa Ines.

(14)	Includes:
•	78,005 shares held by Dr. Aron; and
•	500 shares held by Mrs. Aron's IRA.

(15)	Includes:
•	34,811 shares held by Mr. Wood.

(16)	Includes:
•	53,400 shares held by Dr. Bastiani.
•	300 shares held by Mrs. Bastiani.

(17)	Includes:
•	37,500 shares held by Dr. Singh.

(18)	Includes:
•	13,200 shares held by Mr. Casey.

(19)	Includes:
•	11,000 shares held by Mr. Altman.

(20)	Includes:
•	10,400 shares held by Mr. Evenhuis.

(21)	Includes:
•	1,373,699 shares held by all executive officers and directors as a group; and
•	25 shares subject to the vesting of restricted stock units for all executive officers and directors as a group within sixty days of May 30, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2014, Abaxis had one equity incentive plan, the 2005 Equity Incentive Plan (the “2005 Plan”), under which our equity securities are authorized for issuance to our employees, directors and consultants. The 2005 Plan was approved by our shareholders.

From time to time we issue warrants to purchase shares of our common stock to non-employees, such as service providers and purchasers of our preferred stock. As of March 31, 2014, there were warrants outstanding to purchase 30,000 shares of common stock.

The following table provides aggregate information as of March 31, 2014 regarding (i) outstanding options, unvested restricted stock units and shares reserved under our equity compensation plans and (ii) outstanding warrants to purchase our common stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by our shareholders:
2005 Equity Incentive Plan(2)	889,378	$13.24	(3)	1,018,000
Equity compensation plans not approved by our shareholders:
Warrants to purchase common stock(4)	30,000	$3.00		-
Total:	919,378	$3.72	(3)	1,018,000

(1)	The shares are available for award grant purposes under the 2005 Plan and exclude shares listed under the column “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”
(2)	The 2005 Plan amended and restated the 1998 Stock Option Plan in October 2005. To date, share-based awards granted under the 2005 Plan include stock options and restricted stock units.
(3)	Excludes outstanding and unvested restricted stock unit awards, for which there is no exercise price.
(4)	Consists of warrants issued to K-State Veterinary Diagnostic Lab and Kansas State University Institute for Commercialization (formerly known as National Institute for Strategic Technology Acquisition and Commercialization) to purchase 30,000 shares of Abaxis common stock. The exercise price of the warrants issued is $3.00 per share and the warrants vest at a rate of 20% annually from their issuance date and have a term of five years, expiring in fiscal years 2016 through 2017. Of these warrants, 20,000 were exercised in June 2014.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the fiscal year ended March 31, 2014, there was not, nor is there any currently proposed transaction or series of similar transactions to which Abaxis was or is to be a party in which the amount involved exceeds $120,000 and in which any executive officer, director or holder of more than 5% of any class of voting securities of Abaxis and members of that person’s immediate family had or will have a direct or indirect material interest, other than as set forth in the “Summary Compensation Table” above and in the paragraph immediately below.

Indemnification Agreements

We generally enter into indemnity agreements with our directors and executive officers. These indemnity agreements require us to indemnify these individuals to the fullest extent permitted by law.

Related-Person Transactions Policy and Procedures

The Company has a written policy regarding the approval of related-party transactions. Pursuant to the requirements set forth in this policy and the charter of our Audit Committee, our Audit Committee is responsible for reviewing and approving any related-party transactions, after reviewing each such transaction for potential conflicts of interests and other improprieties.

As required under the NASDAQ listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors. The Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the NASDAQ listing standards, as in effect time to time. Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and Abaxis, its senior management, and its independent registered public accounting firm, the Board has affirmatively determined that the following five directors are independent directors within the meaning of the applicable NASDAQ listing standards: Mr. Altman, Mr. Casey, Mr. Evenhuis and Drs. Bastiani and Singh. In making this determination, the Board found that none of the directors had a material or other disqualifying relationship with Abaxis. Mr. Severson, our Chairman, President and Chief Executive Officer, is not an independent director by virtue of his employment with Abaxis. Mr. Altman currently serves as the Board’s lead independent director.

Item 14.	Principal Accounting Fees and Services

For the fiscal years ended March 31, 2014 and 2013, our independent registered public accounting firm, Burr Pilger Mayer, Inc. billed the approximate fees set forth below. All fees included below were approved by the Audit Committee.

	Year Ended March 31,
	2014	2013
Audit Fees(1)	$692,000	$685,000
Audit-Related Fees(2)	27,000	26,000
Tax Fees	-	-
All Other Fees	-	-
Total All Fees	$719,000	$711,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements, including attestation services related to Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” In fiscal 2014 and 2013, these services include attestation services related to Abaxis’ tax deferral savings plan.

Pre-Approval Policies and Procedures

The Audit Committee has adopted a policy requiring the pre-approval of all audit and non-audit services to be performed for Abaxis by the independent registered public accounting firm. The Audit Committee has considered the role of Burr Pilger Mayer, Inc. in providing audit and audit-related services to Abaxis and has concluded that such services are compatible with Burr Pilger Mayer, Inc.’s role as Abaxis’ independent registered public accounting firm.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following financial statements, schedules and exhibits are filed as part of this report:

1.	Financial Statements - The Financial Statements required by this item are listed on the Index to Consolidated Financial Statements in Part II, Item 8 of the original 10-K.

2.	Financial Statement Schedules –

•	Schedule II – Valuation and Qualifying Accounts and Reserves is included in the original 10-K.

•	Other financial statement schedules are not included because they are not required or the information is otherwise shown in the consolidated financial statements or notes thereto.

3.	Exhibits - The exhibits listed on the accompanying Exhibit Index are filed as part of, or are incorporated by reference into, this report.

(b) See Item 15(a)(3) above.

(c) See Item 15(a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2014.

ABAXIS, INC.
By:	/s/ Clinton H. Severson
Clinton H. Severson
Chairman of the Board, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Severson	President, Chief Executive Officer and Director (Principal Executive Officer)	July 29, 2014
Clinton H. Severson

*	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	July 29, 2014
Alberto R. Santa Ines

*	Director	July 29, 2014
Vernon E. Altman

*	Director	July 29, 2014
Richard J. Bastiani, Ph.D.

*	Director	July 29, 2014
Michael D. Casey

*	Director	July 29, 2014
Henk J. Evenhuis

*	Director	July 29, 2014
Prithipal Singh, Ph.D.

* By:	/s/ Clinton H. Severson
Clinton H. Severson
As Attorney-in-Fact