Form 10-Q
period 2014-06-30
ABAXIS INC
filed 2014-08-11
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                                        No ☒

As of August 6, 2014, there were 22,523,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q
For the Quarter Ended June 30, 2014

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	June 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$87,103	$73,589
Short-term investments	20,139	29,102
Receivables (net of allowances of $208 at June 30, 2014 and $182 at March 31, 2014)	33,252	29,227
Inventories	27,553	26,978
Prepaid expenses and other current assets	1,719	2,452
Net deferred tax assets, current	5,190	4,464
Total current assets	174,956	165,812
Long-term investments	18,411	18,491
Investment in unconsolidated affiliate	2,597	2,646
Property and equipment, net	27,720	27,176
Intangible assets, net	1,249	1,624
Net deferred tax assets, non-current	1,549	1,557
Other assets	129	74
Total assets	$226,611	$217,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,050	$6,111
Accrued payroll and related expenses	6,877	4,654
Accrued taxes	3,525	1,144
Other accrued liabilities	3,849	3,095
Deferred revenue	1,188	1,208
Warranty reserve	961	1,047
Total current liabilities	23,450	17,259
Non-current liabilities:
Deferred rent	768	768
Deferred revenue	3,833	4,035
Warranty reserve	912	821
Notes payable, less current portion	556	581
Total non-current liabilities	6,069	6,205
Total liabilities	29,519	23,464
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,478,000 and 22,308,000 shares issued and outstanding at June 30, 2014 and at March 31, 2014, respectively	125,306	124,603
Retained earnings	71,787	69,318
Accumulated other comprehensive loss	(1)	(5)
Total shareholders' equity	197,092	193,916
Total liabilities and shareholders' equity	$226,611	$217,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,
	2014	2013
Revenues	$47,477	$43,169
Cost of revenues	23,605	22,277
Gross profit	23,872	20,892
Operating expenses:
Research and development	3,947	3,173
Sales and marketing	9,578	10,028
General and administrative	2,908	3,055
Total operating expenses	16,433	16,256
Income from operations	7,439	4,636
Interest and other income (expense), net	47	404
Income before income tax provision	7,486	5,040
Income tax provision	2,771	1,811
Net income	$4,715	$3,229

Net income per share:
Basic net income per share	$0.21	$0.15
Diluted net income per share	$0.21	$0.14
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,408,000	22,229,000
Weighted average common shares outstanding - diluted	22,637,000	22,571,000
Cash dividends declared per share	$0.10	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2014	2013
Net income	$4,715	$3,229
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	8	(22)
Provision (benefit) for income taxes related to items of other comprehensive income	4	(9)
Other comprehensive income (loss), net of tax	4	(13)
Comprehensive income	$4,719	$3,216

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$4,715	$3,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,053	1,735
Investment premium amortization, net	145	185
Net loss on disposals of property and equipment	2	-
Foreign exchange (gain) loss	30	(115)
Share-based compensation expense	2,032	2,249
Excess tax benefits from share-based awards	(100)	(1,397)
Deferred income taxes	(722)	(253)
Equity in net (income) loss of unconsolidated affiliate	49	(30)
Changes in assets and liabilities:
Receivables, net	(3,999)	7,708
Inventories	(1,017)	(1,096)
Prepaid expenses and other current assets	693	2,356
Other assets	(55)	7
Accounts payable	941	(1,958)
Accrued payroll and related expenses	2,223	(128)
Accrued taxes	2,486	(105)
Other accrued liabilities	756	(178)
Deferred rent	-	11
Deferred revenue	(222)	(6)
Warranty reserve	5	(57)
Net cash provided by operating activities	10,015	12,157
Cash flows from investing activities:
Purchases of held-to-maturity investments	(4,829)	(8,036)
Proceeds from maturities and redemptions of available-for-sale investments	498	-
Proceeds from maturities and redemptions of held-to-maturity investments	13,237	12,127
Purchases of property and equipment	(1,677)	(1,228)
Net cash provided by investing activities	7,229	2,863
Cash flows from financing activities:
Proceeds from the exercise of stock options	4	17
Tax withholdings related to net share settlements of restricted stock units	(1,583)	(3,712)
Excess tax benefits from share-based awards	100	1,397
Proceeds from the exercise of warrants	60	-
Dividends paid	(2,246)	-
Net cash used in financing activities	(3,665)	(2,298)
Effect of exchange rate changes on cash and cash equivalents	(65)	154
Net increase in cash and cash equivalents	13,514	12,876
Cash and cash equivalents at beginning of period	73,589	54,910
Cash and cash equivalents at end of period	$87,103	$67,786
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$492	$189
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$4	$(13)
Transfers of equipment between inventory and property and equipment, net	$547	$402
Net change in capitalized share-based compensation	$105	$50
Common stock withheld for employee taxes in connection with share-based compensation	$1,583	$3,712
Repayment of notes payable by credits from municipal agency	$25	$25

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

Basis of Presentation

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three months ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2015 or for any interim or future period.

These unaudited condensed consolidated financial statements and related notes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Principles of Consolidation. The accompanying unaudited condensed consolidated financial statements include the accounts of Abaxis and our wholly-owned subsidiary, Abaxis Europe GmbH. Intercompany transactions and balances have been eliminated in consolidation.

Reclassifications. Certain reclassifications have been made to prior periods’ financial statements to conform to the current period presentation. These reclassifications did not result in any change in previously reported net income or shareholders’ equity.

Management Estimates. The preparation of these condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires our management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures. Significant management estimates made in preparing the condensed consolidated financial statements relate to allowance for doubtful accounts, sales and other allowances, estimated selling price of our products, valuation of inventory, fair value of investments, fair value and useful lives of intangible assets, income taxes, valuation allowance for deferred tax assets, share-based compensation, legal exposures and warranty reserves. Our management bases their estimates on historical experience and on various other assumptions that are believed to be reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Our actual results may differ materially from these estimates.

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on May 30, 2014, and have not changed significantly since such filing.

NOTE 2.  RECENT ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers:  In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers,” (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, as well as interim periods within those fiscal years. We are currently in the process of evaluating the impact of adopting this pronouncement.

NOTE 3.  INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity. The following table summarizes available-for-sale and held-to-maturity investments as of June 30, 2014 and March 31, 2014 (in thousands):

	Available-for-Sale Investments
June 30, 2014	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$10,379	$21	$(22)	$10,378
Total available-for-sale investments	$10,379	$21	$(22)	$10,378

	Held-to-Maturity Investments
June 30, 2014	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$3,481	$-	$(6)	$3,475
Commercial paper	6,996	1	-	6,997
Corporate bonds	14,640	56	(24)	14,672
Municipal bonds	3,055	31	(9)	3,077
Total held-to-maturity investments	$28,172	$88	$(39)	$28,221

	Available-for-Sale Investments
March 31, 2014	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Certificates of deposit	$498	$1	$-	$499
Corporate bonds	10,392	32	(42)	10,382
Total available-for-sale investments	$10,890	$33	$(42)	$10,881

	Held-to-Maturity Investments
March 31, 2014	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$5,722	$-	$(8)	$5,714
Commercial paper	12,991	-	(1)	12,990
Corporate bonds	14,920	65	(33)	14,952
Municipal bonds	3,079	20	(29)	3,070
Total held-to-maturity investments	$36,712	$85	$(71)	$36,726

The amortized cost of our held-to-maturity investments approximates their fair value. As of June 30, 2014 and March 31, 2014, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale. As of June 30, 2014 and March 31, 2014, we had unrealized losses on available-for-sale investments, net of related income taxes of $1,000 and $5,000, respectively. During the three months ended June 30, 2014 and 2013, redemptions of investments in accordance with callable provisions were $1.3 million and $623,000, respectively.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of June 30, 2014 and March 31, 2014 (in thousands):

	June 30, 2014		June 30, 2014
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$6,007	$6,028	$14,111	$14,108
Due in 1 to 4 years	4,372	4,350	14,061	14,113
Total investments	$10,379	$10,378	$28,172	$28,221

	March 31, 2014		March 31, 2014
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$6,509	$6,542	$22,560	$22,571
Due in 1 to 4 years	4,381	4,339	14,152	14,155
Total investments	$10,890	$10,881	$36,712	$36,726

NOTE 4.  FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. There is a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires entities to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of June 30, 2014 and March 31, 2014 (in thousands):

	As of June 30, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$13,902	$-	$-	$13,902
Available-for-sale investments:
Corporate bonds	-	10,378	-	10,378
Total assets at fair value	$13,902	$10,378	$-	$24,280

	As of March 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$5,035	$-	$-	$5,035
Available-for-sale investments:
Certificates of deposit	-	499	-	499
Corporate bonds	-	10,382	-	10,382
Total assets at fair value	$5,035	$10,881	$-	$15,916

As of June 30, 2014 and March 31, 2014, our Level 1 financial assets consisted of money market mutual funds. Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.

Our Level 2 financial assets primarily consist of certificates of deposit and corporate bonds. For our Level 2 financial assets, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.

As of June 30, 2014 and March 31, 2014, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three months June 30, 2014 and 2013.

NOTE 5.  INVENTORIES

Inventories include material, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories were as follows (in thousands):

	June 30, 2014	March 31, 2014
Raw materials	$14,268	$14,348
Work-in-process	3,381	3,463
Finished goods	9,904	9,167
Inventories	$27,553	$26,978

NOTE 6.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate consists of an investment in equity securities of Scandinavian Micro Biodevices APS (“SMB”). In February 2011, we purchased a 15% equity ownership interest in SMB for $2.8 million in cash. SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations. Our allocated portions of SMB’s net income (loss) during the three months ended June 30, 2014 and 2013 were $(49,000) and $30,000, respectively.

NOTE 7.  WARRANTY RESERVES

We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments and reagent discs.

Instruments. Our standard warranty obligation on instruments ranges from one to five years, depending on the specific product. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience. The estimated accrual for warranty exposure is based on historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Effective October 2013, management prospectively changed the standard warranty obligations on certain instruments sold from three to five years. The increase in the standard warranty period did not result in a material impact on our cost of revenues or our accrued warranty costs during fiscal 2014 or during the three months ended June 30, 2014. Total accrued warranty reserve related to instruments at June 30, 2014 and March 31, 2014 was $1.4 million and $1.2 million, respectively.

Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. The balance of accrued warranty reserve related to replacement of defective reagent discs at June 30, 2014 and March 31, 2014 was $457,000 and $619,000, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three months ended June 30, 2014 and 2013 is summarized as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
Balance at beginning of period	$1,868	$1,384
Provision for warranty expense	392	327
Warranty costs incurred	(387)	(384)
Balance at end of period	1,873	1,327
Non-current portion of warranty reserve	912	377
Current portion of warranty reserve	$961	$950

NOTE 8.  BORROWINGS

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of June 30, 2014, our short-term and long-term notes payable balances were $100,000 and $556,000, respectively, and we recorded the short-term balance in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of June 30, 2014.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $12.2 million as of June 30, 2014.  These purchase order commitments include our purchase obligations to purchase VSpro specialty analyzers and related cartridges from SMB of Denmark through calendar year 2016 and obligations to purchase Diatron hematology instruments from Diatron of Hungary through fiscal year 2015.

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

On October 1, 2013, before the court ruled on the motions to dismiss, the parties notified the court that they had reached a settlement of the lawsuit. On January 16, 2014, the parties entered into a Stipulation of Settlement, and the following day, the plaintiff filed a motion for preliminary approval. On April 15, 2014, the court issued an order granting preliminary approval of the settlement. The parties have agreed, subject to court approval, that the claims against the defendants will be dismissed with prejudice and will be granted the release of certain known or unknown claims that have been or could have been brought later in the court arising out of the same allegations. We have agreed that if the proposed settlement terms are approved by the court, we will adopt certain corporate governance measures, such measures to be in effect for at least five years. The plaintiff has petitioned the court for an attorney’s fee award of $1.7 million. A hearing on the motion for final approval of the settlement and plaintiff’s petition for attorney’s fees was held on June 17, 2014. The court has not yet issued a decision. The settlement is not contingent on the payment of any attorney’s fee award. We believe that any attorney’s fees that would be awarded to plaintiff’s counsel would not have a material adverse effect on Abaxis, our consolidated financial position or our results of operations.

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

NOTE 10.  EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

Equity Compensation Plan

As of June 30, 2014, we have one equity incentive plan under which our equity securities are authorized for issuance to our employees, directors and consultants.  Our share-based compensation plan is described below.

2005 Equity Incentive Plan. Our 2005 Equity Incentive Plan (the “Equity Incentive Plan”) restated and amended our 1998 Stock Option Plan. The Equity Incentive Plan allows for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. As of June 30, 2014, the Equity Incentive Plan provided for the issuance of a maximum of 6,786,000 shares, of which 894,000 shares of common stock were then available for future issuance. Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the Equity Incentive Plan.

Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Share-Based Compensation

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units during the three months ended June 30, 2014 and 2013, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended June 30,
	2014	2013
Cost of revenues	$341	$254
Research and development	441	367
Sales and marketing	826	706
General and administrative	424	922
Share-based compensation expense before income taxes	2,032	2,249
Income tax benefit	(684)	(768)
Total share-based compensation expense after income taxes	$1,348	$1,481
Net impact of share-based compensation on:
Basic net income per share	$0.06	$0.07
Diluted net income per share	$0.06	$0.07

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs at June 30, 2014 and March 31, 2014 were $242,000 and $137,000, respectively, which were included in inventories on our condensed consolidated balance sheets.

Cash Flow Impact

The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for the three months ended June 30, 2014 and 2013 were $100,000 and $1.4 million, respectively.

Stock Options

Prior to fiscal 2007, we granted stock option awards to employees and directors as part of our share-based compensation program. Option awards to consultants were insignificant. Options granted to employees and directors generally expire ten years from the grant date. Options granted to employees generally become exercisable over a period of four years based on cliff-vesting terms and continuous employment. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. We have not granted any stock options since the beginning of fiscal 2007. We have recognized compensation expense for stock options granted during the requisite service period of the stock option. As of June 30, 2014, we had no unrecognized compensation expense related to stock options granted.

Stock Option Activity

The following table summarizes information regarding options outstanding and options exercisable at June 30, 2014 and the changes during the three-month period then ended:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2014	2,000	$13.24
Granted	-	-
Exercised	(200)	19.45
Canceled or forfeited	-	-
Outstanding at June 30, 2014	1,800	$12.65	0.63	$66
Vested and expected to vest at June 30, 2014	1,800	$12.65	0.63	$66
Exercisable at June 30, 2014	1,800	$12.65	0.63	$66

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of June 30, 2014, that would have been received by the option holders had all option holders exercised their stock options as of that date. Total intrinsic value of stock options exercised during the three months ended June 30, 2014 and 2013 was $4,000 and $81,000, respectively. Cash proceeds from stock options exercised during the three months ended June 30, 2014 and 2013 were $4,000 and $17,000, respectively.

Restricted Stock Units

Since fiscal 2007, we have granted restricted stock unit awards to employees and directors as part of our share-based compensation program. Restricted stock unit awards to consultants have been insignificant. Awards of restricted stock units are issued at no cost to the recipient and may have time-based vesting criteria, or a combination of time-based and performance-based vesting criteria, as described below. From time to time, restricted stock unit awards granted to employees may be subject to accelerated vesting upon achieving certain performance-based milestones. Additionally, the Compensation Committee of our Board of Directors (the “Compensation Committee”) in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of the restricted stock unit held by a participant upon such conditions and to such extent as determined by the Compensation Committee. Our Board of Directors has adopted an executive change in control severance plan, which it may terminate or amend at any time, that provides that awards granted to executive officers will accelerate fully on a change of control. The vesting of non-employee director and officer awards granted under the Equity Incentive Plan automatically will also accelerate in full upon a change in control. Beginning in fiscal 2014, the Compensation Committee discontinued the practice of granting such “single trigger” acceleration of vesting benefits to new executive officers pursuant to which an executive officer’s outstanding stock option(s) and other unvested equity-based instruments would accelerate in full upon the occurrence of a change of control.  In fiscal 2015, we granted a “double-trigger” acceleration arrangement to an executive officer, which requires both the occurrence of a change of control and the termination by us (or our successor) for any reason other than cause, death or disability within 18 months following such change of control date, with the termination constituting a separation in service and subject to execution of a valid and effective release of claims against us, for the acceleration of vesting of the executive officer’s equity awards in full.  See the Executive Employment Agreement, dated as of May 1, 2014, with Craig M. Tockman, our Vice President of Animal Health Sales and Marketing for North America, a copy of which is filed herewith as Exhibit 10.1.

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

The fair value of restricted stock unit awards (time vesting) used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to share-based compensation expense will be recognized at that time. As of June 30, 2014, the total unrecognized compensation expense related to restricted stock unit awards (time vesting) granted amounted to $19.1 million, which is expected to be recognized over a weighted average service period of 1.8 years.

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

Fiscal 2014 Performance RSUs. In April 2013, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 129,000 shares of common stock to our executive officers that also contained both time-based and performance-based vesting terms (the “FY2014 Performance RSUs”). The aggregate estimated grant date fair value of the FY2014 Performance RSUs was $5.5 million, or $42.43 per share, based on the closing market price of our common stock on the date of grant. The FY2014 Performance RSUs would have vested only if both of the following criteria were satisfied: (1) our consolidated income from operations for the fiscal year ended March 31, 2014, as certified by the Compensation Committee, was in excess of the applicable target amount described below; and (2) the recipient remained in the service of the Company until the applicable vesting date set forth as follows:

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

As of March 31, 2014, we reviewed each of the underlying performance targets related to the outstanding FY2014 Performance RSUs and determined that it was not probable that the FY2014 Performance RSUs would vest and as a result did not record share-based compensation related to these awards during fiscal 2014. On April 23, 2014, the Compensation Committee determined that the Company’s consolidated income from operations for fiscal 2014 was below 90% of target and, accordingly, the FY2014 Performance RSUs did not vest and were cancelled.

Fiscal 2015 Performance RSUs. In April 2014, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 172,000 shares of common stock to our executive officers that also contained both time-based and performance-based vesting terms (the “FY2015 Performance RSUs”). The aggregate estimated grant date fair value of the FY2015 Performance RSUs was $7.0 million, or $40.82 per share, based on the closing market price of our common stock on the date of grant. The FY2015 Performance RSUs will vest only if both of the following criteria are satisfied: (1) our consolidated income from operations for the fiscal year ending March 31, 2015, as certified by the Compensation Committee, is in excess of the applicable target amount described below; and (2) the recipient remains in the service of the Company until the applicable vesting date set forth as follows:

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

During the three months ended June 30, 2014, we recorded share-based compensation expense related to the portion of the FY2015 Performance RSUs, as we determined that it was probable that the performance targets would be met. As of June 30, 2014, the total unrecognized compensation expense related to restricted stock unit awards (performance vesting) granted amounted to $4.2 million, which is expected to be recognized over a weighted average service period of 3.3 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the three months ended June 30, 2014:

	Time-Based		Performance-Based
	Restricted Stock Units		Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value(1)	Number of Shares	Weighted Average Grant Date Fair Value(1)
Nonvested at March 31, 2014	774,000	$30.98	113,000	$42.43
Granted	108,000	40.82	172,000	40.82
Vested(2)	(189,000)	28.70	-	-
Canceled and forfeited	(4,000)	30.36	(113,000)	42.43
Nonvested at June 30, 2014	689,000	$33.15	172,000	$40.82

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during the three months ended June 30, 2014 and 2013 was $7.7 million and $10.5 million, respectively. The total grant date fair value of restricted stock units vested during the three months ended June 30, 2014 and 2013 was $5.4 million and $5.4 million, respectively.

NOTE 11.  SHAREHOLDERS’ EQUITY

Share Repurchase Program

Between August 2011 and January 2012, the Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock. In July 2013, the Board of Directors approved a $12.3 million increase to our existing share repurchase program to a total of $67.3 million. As of June 30, 2014, $37.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through June 30, 2014, we have repurchased 1.3 million shares of our common stock at a total cost of $30.3 million, including commission expense. During the three months ended June 30, 2014 and 2013, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.  Repurchased shares are retired.

Dividend Payments

On April 23, 2014, our Board of Directors declared a cash dividend of $0.10 per share on our outstanding common stock, payable on June 17, 2014 to shareholders of record as of the close of business on June 3, 2014. The total dividend payout was $2.2 million and was made from retained earnings.

On July 23, 2014, our Board of Directors declared a cash dividend of $0.10 per share on our outstanding common stock to be paid on September 17, 2014 to all shareholders of record as of the close of business on September 3, 2014. We anticipate paying additional quarterly dividends during fiscal 2015 in December and March.  However, such future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Common Stock Warrants

At June 30, 2014, there were warrants to purchase 10,000 shares of common stock outstanding at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017. During the three months ended June 30, 2014, we issued 20,000 shares of common stock upon the exercise of vested warrants at an exercise price of $3.00 per share. As of June 30, 2014, there were no vested warrants outstanding. At March 31, 2014, there were warrants to purchase 30,000 shares of common stock outstanding, of which 20,000 shares were vested, at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017. The fair value of the warrants issued were determined using the Black-Scholes option-pricing model and are amortized over their estimated useful life, of approximately ten years, as an intangible asset. The warrants vest at a rate of 20% annually from their issuance dates and have a term of five years.

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended
	June 30,
	2014	2013
Numerator:
Net income	$4,715	$3,229
Denominator:
Weighted average common shares outstanding - basic	22,408,000	22,229,000
Weighted average effect of dilutive securities:
Stock options	2,000	26,000
Restricted stock units	202,000	288,000
Warrants	25,000	28,000
Weighted average common shares outstanding - diluted	22,637,000	22,571,000
Net income per share:
Basic net income per share	$0.21	$0.15
Diluted net income per share	$0.21	$0.14

If the performance criteria for our restricted stock unit awards (performance vesting) are achieved, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive. Because the performance criteria for these restricted stock unit awards (performance vesting) were not achieved during the three months ended June 30, 2014 and 2013, these awards were not included in the diluted net income per share calculation.

Stock options and warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of our common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share. There were no stock options, restricted stock units and warrants excluded from the computation of diluted weighted average shares outstanding during the three months ended June 30, 2014 and 2013.

NOTE 13.  INCOME TAXES

During the three months ended June 30, 2014 and 2013, our income tax provision was $2.8 million, based on an effective tax rate of 37%, and $1.8 million, based on an effective tax rate of 36%, respectively. The effective tax rate during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, increased primarily due to an elimination of federal research and development tax credits resulting from the expiration of the credit for expenses incurred after December 31, 2013.

We did not have any unrecognized tax benefits as of June 30, 2014 and March 31, 2014. During the three months ended June 30, 2014 and 2013, we did not recognize any interest or penalties related to unrecognized tax benefits.

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

Veterinary Market

In the veterinary market reportable segment, we serve a worldwide customer group consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. Our veterinary market product offerings include VetScan chemistry analyzers and veterinary reagent discs, VetScan hematology instruments and related reagent kits, VetScan VSpro specialty analyzers and related consumables, VetScan i‑STAT analyzers and related consumables and VetScan rapid tests. Since October 2011, our veterinary market services consist of veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States through Abaxis Veterinary Reference Laboratories (“AVRL”).

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for the three months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Revenues:
Medical Market	$7,245	$6,038
Veterinary Market	39,367	36,371
Other(1)	865	760
Total revenues	47,477	43,169
Cost of revenues:
Medical Market	3,844	3,294
Veterinary Market	19,724	18,948
Other(1)	37	35
Total cost of revenues	23,605	22,277
Gross profit:
Medical Market	3,401	2,744
Veterinary Market	19,643	17,423
Other(1)	828	725
Gross profit	$23,872	$20,892

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 15.  REVENUES BY PRODUCT AND SERVICE CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product and service category (in thousands):

	Three Months Ended
	June 30,
Revenues by Product and Service Category	2014	2013
Instruments(1)	$7,594	$8,675
Consumables(2)	34,286	30,599
Other products and services(3)	5,560	3,858
Product and service revenues, net	47,440	43,132
Development and licensing revenue	37	37
Total revenues	$47,477	$43,169

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

The following is a summary of our revenues by geographic region based on customer location (in thousands):

	Three Months Ended
	June 30,
Revenues by Geographic Region	2014	2013
North America	$38,340	$34,652
Europe	7,284	6,552
Asia Pacific and rest of the world	1,853	1,965
Total revenues	$47,477	$43,169

Significant Concentrations

During the three months ended June 30, 2014 and 2013, one distributor in the United States, MWI Veterinary Supply, accounted for 15% and 23%, respectively, of our total worldwide revenues.

Concentration of credit risk with respect to accounts receivable is primarily limited to certain distributors to whom we make significant sales. One distributor in the United States accounted for 21% and 25% of our total receivable balance at June 30, 2014 and March 31, 2014, respectively.

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

Our corporate headquarters are located in Union City, California, from which we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing and administrative activities. We market and sell our products worldwide primarily through independent distributors, supplemented by our direct sales force. Our sales force is primarily located in the United States. Abaxis Europe GmbH, our wholly-owned subsidiary, markets, promotes and distributes diagnostic systems for medical and veterinary uses in the European market.

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

We will continue to sell and distribute these medical products outside of those market segments to which Abbott has exclusive rights. Under our Abbott Agreement, we will continue to sell and distribute to Catapult Health LLC and specified customer segments in the United States, including pharmacy and retail store clinics, shopping malls, clinical research organizations and cruise ship lines.

Veterinary Market. Our VetScan products serve a worldwide customer group in the veterinary market consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. Our veterinary market product offerings include VetScan chemistry analyzers and veterinary reagent discs, VetScan hematology instruments and related reagent kits, VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests. Since October 2011, our veterinary market services consist of veterinary reference laboratory diagnostic and consulting services for veterinarians in the United States through Abaxis Veterinary Reference Laboratories (“AVRL”).

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

Overview of Financial Results

In the first quarter of fiscal 2015, total revenues were $47.5 million, an increase of 10% over last year’s comparable quarter. The net increase in revenues was primarily due to an increase in Piccolo and VetScan chemistry analyzers and related reagent disc sales and an increase in service revenues from veterinary reference laboratory diagnostic and consulting services. Gross profit in the first quarter of fiscal 2015 was $23.9 million, an increase of 14% over last year’s comparable quarter, primarily attributable to higher unit sales of reagent discs in our veterinary market.

Total operating expenses in the first quarter of fiscal 2015 were $16.4 million, an increase of $177,000, compared to the same period last year. Research and development expenses increased by $774,000, or 24%, over last year’s comparable quarter, primarily attributable to higher expenses related to new product development and enhancement of existing products in both the medical and veterinary markets. These expenses were partially offset by a decrease in sales and marketing expenses of $450,000, or 4%, from last year’s comparable quarter, primarily due to a decrease in personnel-related expenses from lower veterinary business headcount and decreased costs related to promotional and marketing spending.

Net income in the first quarter of fiscal 2015 was $4.7 million, an increase of $1.5 million, compared to the same period last year, due primarily to the increased revenues described above, partially offset by an increase in our income tax provision of $960,000. Our diluted earnings per share increased to $0.21 in the first quarter of fiscal 2015 from $0.14 for the same period last year.

Cash, cash equivalents and investments increased by $4.5 million during the three months ended June 30, 2014 to a total of $125.7 million at June 30, 2014. The primary source of cash and cash equivalents during the three months ended June 30, 2014 was operating cash flows of $10.0 million. Key non-operating uses of cash during the three months ended June 30, 2014 included capital expenditures of $1.7 million, payments made for tax withholdings related to net share settlements of restricted stock units of $1.6 million and payment of a cash dividend of $0.10 per share, totaling $2.2 million to shareholders of record on June 3, 2014.

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors. Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control, including but not limited to inventory or timing considerations by our distributors. During fiscal 2014, our medical market business in the United States was impacted by our continuing transition to a new distribution partner, as described below. Additionally, during fiscal 2014 and the first quarter of fiscal 2015, our veterinary market business in the United States was impacted by our continuing transition to a new distribution partner, as described below.

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

In the United States veterinary market, we rely on MWI, a national distributor, and on various independent regional distributors. During fiscal 2014, our strategy of increasing demand for our veterinary products through the expansion of our distribution partners, did not lead to the increased demand for our products in the veterinary clinics that we had anticipated. During the second half of fiscal 2014, as compared to the same period in fiscal 2013, our sales orders from our largest distributors in the veterinary market decreased resulting from excess channel inventory created during the second half of fiscal 2013 and first half of fiscal 2014. Such excess inventory was the result of our distributors not selling our products to end customers at the same rate as they were purchasing products from us. Although demand for instrument sales from our distributors’ end customers continued to grow during the third and fourth quarters of fiscal 2014, it was less than the demand forecasted earlier in the year by our largest distributors and the distributors’ ordering rates. Beginning in the second half of fiscal 2014, we have been taking additional steps to more closely monitor and manage channel inventory in an effort to normalize the veterinary product inventories at our distribution partners in the United States. As a result of these efforts, we believe that our distributors’ purchases of our chemistry analyzers and related reagent discs were more in line with in-clinic sales starting in the first quarter of our fiscal 2015. We will continue to closely monitor and manage channel inventory at our veterinary distribution partners in the United States.

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

We have identified the policies below as critical because they are not only important to understanding our financial condition and results of operations, but also because application and interpretation of these policies requires both judgment and estimates of matters that are inherently uncertain and unknown. Accordingly, actual results may differ materially from our estimates. The impact and any associated risks related to these policies on our business operations are discussed below. A more detailed discussion on the application of these and other accounting policies are included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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

Multiple-element Revenue Arrangements. Our sales arrangements may contain multiple-element revenue arrangements in which a customer may purchase a combination of instruments, consumables or extended maintenance agreements. Additionally, we provide incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of our instruments. We participate in selling arrangements in the veterinary market that include multiple deliverables, such as instruments, consumables and service agreements associated with our veterinary reference laboratory. Judgments as to the allocation of consideration from an arrangement to the multiple-elements of the arrangement, and the appropriate timing of revenue recognition are critical with respect to these arrangements.

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

Revenues from our multiple-element arrangements are allocated separately to the instruments, consumables, extended maintenance agreements and incentives based on the relative selling price method. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately. Revenues allocated to each element are then recognized when the basic revenue recognition criteria, as described above, are met for each element. Revenues associated with incentives in the form of free goods are deferred until the goods are shipped to the customer. Revenues associated with incentives in the form of extended maintenance agreements are deferred and recognized ratably over the life of the extended maintenance contract, generally one to three years. Incentives in the form of extended maintenance agreements are our most significant multiple-element arrangement.

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

From time to time, we offer customer incentives consisting of arrangements with customers to include discounts on future sales of services associated with our veterinary reference laboratory. We apply judgment in determining whether future discounts are significant and incremental. When the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the original arrangement. To determine whether a discount is significant and incremental, we look to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement. If the discount in the multiple-element arrangement approximates the discount typically provided in standalone sales, that discount is not considered incremental. During the three months ended June 30, 2014 and 2013, our customer incentive programs with future discounts were not significant.

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

•	Volume-based Incentives. Volume-based incentives, in the form of rebates, are offered from time to time to distributors and group purchasing organizations upon meeting the sales volume requirements during a qualifying period and are recorded as a reduction to gross revenues during a qualifying period. The pricing rebate program is primarily offered to distributors and group purchasing organizations in the North America veterinary market, upon meeting the sales volume requirements of veterinary products during the qualifying period. Factors used in the rebate calculations include the identification of products sold subject to a rebate during the qualifying period and which rebate percentage applies. Based on these factors and using historical trends, adjusted for current changes, we estimate the amount of the rebate that will be paid and record the liability as a reduction to gross revenues when we record the sale of the product. Settlement of the rebate accruals from the date of sale ranges from one to nine months after sale. Changes in the rebate accrual at each fiscal year end are based upon distributors and group purchasing organizations meeting the purchase requirements during the quarter.

•	End-User Rebates and Discounts. From time to time, cash rebates are offered to end-users who purchase certain products or instruments during a promotional period and are recorded as a reduction to gross revenues. Additionally, we periodically offer sales incentives to end-users, in the form of sales discounts, to purchase consumables for a specified promotional period, typically over five years from the sale of our instrument, and we reimburse resellers for the value of the sales discount provided to the end-user. We estimate the amount of the incentive earned by end-users during a quarter and record a liability to the reseller as a reduction to gross revenues. Factors used in the liability calculation of incentives earned by end-users include the identification of qualified end-users under the sales program during the period and using historical trends. Settlement of the liability to the reseller ranges from one to twelve months from the date an end-user earns the incentive.

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

Fair Value Measurements. We apply fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining fair value, we consider the principal or most advantageous market in which we would transact and consider assumptions that market participants would use when pricing the asset or liability. The fair value hierarchy distinguishes between (a) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (b) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below.

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of June 30, 2014, our investments in cash equivalents, which we classified as available-for-sale, totaled $13.9 million, using Level 1 inputs since these investments are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of June 30, 2014, our available-for-sale investments in corporate bonds, totaled $10.4 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of June 30, 2014, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. At June 30, 2014, we also had $28.2 million in investments classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliate. In February 2011, we purchased a 15% equity ownership interest in SMB for $2.8 million in cash. We use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. We eliminate all intercompany transactions in accounting for our equity method investments. We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on our consolidated statements of income. At June 30, 2014, our investment in unconsolidated affiliate totaled $2.6 million.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

Warranty Reserves. We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments. Our standard warranty obligation on instruments ranges from one to five years, depending on the specific product. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our estimated accrual for warranty exposure is based on our historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan. Effective October 2013, we prospectively changed our standard warranty obligations on certain instruments sold from three to five years. The increase in the standard warranty period did not result in a material impact on our cost of revenues or our accrued warranty costs during fiscal 2014 or during the three months ended June 30, 2014.

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

As of June 30, 2014, our current portion of warranty reserves for instruments and reagent discs totaled $961,000 and our non‑current portion of warranty reserves for instruments totaled $912,000, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc. As of March 31, 2014, our current portion of warranty reserves for instruments and reagent discs totaled $1.0 million and our non-current portion of warranty reserves for instruments totaled $821,000. The change in total accrued warranty reserve from March 31, 2014 to June 30, 2014 was not significant.

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

Valuation of Long-Lived Assets. We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. We did not recognize any impairment charges on long-lived assets during the three months ended June 30, 2014 and 2013.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. At June 30, 2014 and March 31, 2014, we had no significant uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. During the three months ended June 30, 2014 and 2013, we did not recognize any interest or penalties related to uncertain tax positions in the consolidated statements of income, and at June 30, 2014 and March 31, 2014, we had no accrued interest or penalties.

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

Prior to fiscal 2007, we granted stock option awards to employees and directors as part of our share-based compensation program. We have not granted any stock options since the beginning of fiscal 2007. We have recognized compensation expense for stock options granted during the requisite service period of the stock option. As of June 30, 2014, we had no unrecognized compensation expense related to stock options granted.

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

The fair value of restricted stock unit awards with only time-based vesting terms, which we refer to as restricted stock unit awards (time vesting), used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to share-based compensation expense will be recognized at that time. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future.

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

Fiscal 2014 Performance RSUs. In April 2013, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 129,000 shares of common stock to our executive officers that also contained both time-based and performance-based vesting terms (the “FY2014 Performance RSUs”). The aggregate estimated grant date fair value of the FY2014 Performance RSUs was $5.5 million, or $42.43 per share, based on the closing market price of our common stock on the date of grant. The FY2014 Performance RSUs would have vested only if both of the following criteria were satisfied:  (1) our consolidated income from operations for the fiscal year ended March 31, 2014, as certified by the Compensation Committee, was in excess of the applicable target amount described below; and (2) the recipient remained in the service of the Company until the applicable vesting date set forth as follows:

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

As of March 31, 2014, we reviewed each of the underlying performance targets related to the outstanding FY2014 Performance RSUs and determined that it was not probable that the FY2014 Performance RSUs would vest and as a result did not record share-based compensation related to these awards during fiscal 2014. On April 23, 2014, the Compensation Committee determined that the Company’s consolidated income from operations for fiscal 2014 was below 90% of target and, accordingly, the FY2014 Performance RSUs did not vest and were cancelled.

Fiscal 2015 Performance RSUs. In April 2014, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 172,000 shares of common stock to our executive officers that also contained both time-based and performance-based vesting terms (the “FY2015 Performance RSUs”). The aggregate estimated grant date fair value of the FY2015 Performance RSUs was $7.0 million, or $40.82 per share, based on the closing market price of our common stock on the date of grant. The FY2015 Performance RSUs will vest only if both of the following criteria are satisfied:  (1) our consolidated income from operations for the fiscal year ending March 31, 2015, as certified by the Compensation Committee, is in excess of the applicable target amount described below; and (2) the recipient remains in the service of the Company until the applicable vesting date set forth as follows:

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

During the three months ended June 30, 2014, we recorded share-based compensation expense related to the portion of the FY2015 Performance RSUs, as we determined that it was probable that the performance targets would be met. We will assess the probability of the performance targets at the end of each quarter.

Share-based compensation expense resulted in a material impact on our earnings per share and on our condensed consolidated financial statements for fiscal 2014 and during the three months ended June 30, 2014. The impact of share-based compensation expense on our condensed consolidated financial results is disclosed in Note 10, “Equity Compensation Plans and Share-Based Compensation” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future.

RESULTS OF OPERATIONS

Total Revenues

Revenues by Geographic Region and by Product and Service Category. Revenues by geographic region based on customer location and revenues by product and service category during the three months ended June 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended June 30,
			Dollar	Percent
Revenues by Geographic Region	2014	2013	Change	Change
North America	$38,340	$34,652	$3,688	11%
Percentage of total revenues	81%	80%
Europe	7,284	6,552	732	11%
Percentage of total revenues	15%	15%
Asia Pacific and rest of the world	1,853	1,965	(112)	(6)%
Percentage of total revenues	4%	5%
Total revenues	$47,477	$43,169	$4,308	10%

	Three Months Ended June 30,
			Dollar	Percent
Revenues by Product and Service Category	2014	2013	Change	Change
Instruments(1)	$7,594	$8,675	$(1,081)	(12)%
Percentage of total revenues	16%	20%
Consumables(2)	34,286	30,599	3,687	12%
Percentage of total revenues	72%	71%
Other products and services(3)	5,560	3,858	1,702	44%
Percentage of total revenues	12%	9%
Product and service revenues, net	47,440	43,132	4,308	10%
Percentage of total revenues	100%	100%
Development and licensing revenue	37	37	-	-%
Percentage of total revenues	<1%	<1%
Total revenues	$47,477	$43,169	$4,308	10%
______________________________________________________________________________________
(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

North America. During the three months ended June 30, 2014, total revenues in North America increased by 11%, or $3.7 million, as compared to the same period in fiscal 2014. The change in total revenues in North America was primarily attributable to the following:

•	Total revenues from our Piccolo chemistry analyzers and medical reagent discs in North America increased by 30%, or $1.1 million, primarily due to an increase in the sales volume of Piccolo chemistry analyzers and medical reagent discs sold to Abbott.

•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 18%, or $3.1 million, primarily due to sales of VetScan chemistry analyzers to the U.S. government and an increase in the sales volume of veterinary reagent discs sold due to an expanded installed base.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America decreased by 17%, or $692,000, primarily due to a decrease in the unit volume of VetScan hematology instruments sold during the first quarter of fiscal 2015 to balance the inventory level in the distribution channel and higher incentives offered to customers as part of selling arrangements with multiple deliverables during the first quarter of fiscal 2014, partially offset by an increase in the sales volume of hematology reagent kits.

•	Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i‑STAT analyzers and related consumables and VetScan rapid tests in North America decreased by 24%, or $1.5 million, primarily due to a decrease in the unit volume of VetScan VSpro specialty analyzers, VetScan i-STAT analyzers and rapid tests sold during the first quarter of fiscal 2015 to balance the inventory level in the distribution channel and higher incentives offered to customers as part of selling arrangements with multiple deliverables during the first quarter of fiscal 2014.

•	Other products and services revenue in North America increased by 48%, or $1.7 million, primarily attributable to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL to new customers and increased business with current customers.

Europe. During the three months ended June 30, 2014, total revenues in Europe increased by 11%, or $732,000, as compared to the same period in fiscal 2014. The change in revenues from Piccolo chemistry analyzers and medical reagent discs was not significant. Revenues from VetScan chemistry analyzers and veterinary reagent discs increased by 18%, or $738,000, primarily due to an increase in the sales volume of veterinary reagent discs to a distributor, partially offset by lower average selling prices of VetScan chemistry analyzers sold.

Asia Pacific and rest of the world. During the three months ended June 30, 2014, the change in total revenues in Asia Pacific and rest of the world was not significant, as compared to the same period in fiscal 2014.

Significant concentrations. During the three months ended June 30, 2014 and 2013, one distributor in the United States, MWI, accounted for 15% and 23%, respectively, of our total worldwide revenues.

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

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for the three months ended June 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended June 30,				Change
		Percent of		Percent of	Dollar	Percent
	2014	Revenues(1)	2013	Revenues(1)	Change	Change
Revenues:
Medical Market	$7,245	100%	$6,038	100%	$1,207	20%
Percentage of total revenues	15%		14%
Veterinary Market	39,367	100%	36,371	100%	2,996	8%
Percentage of total revenues	83%		84%
Other(2)	865		760		105	14%
Percentage of total revenues	2%		2%
Total revenues	47,477		43,169		4,308	10%
Cost of revenues:
Medical Market	3,844	53%	3,294	55%	550	17%
Veterinary Market	19,724	50%	18,948	52%	776	4%
Other(2)	37		35		2	6%
Total cost of revenues	23,605		22,277		1,328	6%
Gross profit:
Medical Market	3,401	47%	2,744	45%	657	24%
Veterinary Market	19,643	50%	17,423	48%	2,220	13%
Other(2)	828		725		103	14%
Gross profit	$23,872		$20,892		$2,980	14%
______________________________________________________________________________________
(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended June 30, 2014, total revenues in the medical market increased by 20%, or $1.2 million, as compared to the same period in fiscal 2014. The change in the medical market segment was primarily attributable to the following:

•	Total revenues from Piccolo chemistry analyzers increased by 16%, or $178,000, during the three months ended June 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to an increase in the sales volume of Piccolo chemistry analyzers sold in North America to Abbott.

•	Total revenues from medical reagent discs increased by 21%, or $970,000, during the three months ended June 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to an increase in the sales volume of medical reagent discs sold in North America to Abbott.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 24%, or $657,000, during the three months ended June 30, 2014, as compared to the same period in fiscal 2014. Gross profit percentages for the medical market segment during the three months ended June 30, 2014, and 2013 were 47% and 45%, respectively. In absolute dollars and as a percentage of total revenues, the increase in gross profit was primarily due to a higher unit volume of medical reagent discs sold.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended June 30, 2014, total revenues in the veterinary market increased by 8%, or $3.0 million, as compared to the same period in fiscal 2014. The change in the veterinary market segment was primarily attributable to the following:

•	Total revenues from veterinary instruments decreased by 17%, or $1.3 million, during the three months ended June 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to (a) a decrease in the unit volume of our VetScan hematology instruments, VetScan VSpro specialty analyzers and VetScan i-STAT analyzers sold in North America during the first quarter of fiscal 2015 to balance the inventory level in the distribution channel and higher incentives offered to customers in North America as part of selling arrangements with multiple deliverables during the first quarter of fiscal 2014 and (b) lower average selling prices of VetScan chemistry analyzers sold in Europe during the first quarter of fiscal 2015. These decreases were partially offset by sales of VetScan chemistry analyzers to the U.S. government during the first quarter of fiscal 2015.

•	Total revenues from consumables in the veterinary market increased by 10%, or $2.7 million, during the three months ended June 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to (a) an increase in the sales volume of veterinary reagent discs sold in North America due to an expanded installed base and (b) an increase in the sales volume of veterinary reagent discs to a distributor in Europe. These increases were partially offset by a decrease in the unit volume of rapid tests sold during the first quarter of fiscal 2015 to balance the inventory level in the distribution channel in North America and higher incentives offered to customers as part of selling arrangements with multiple deliverables during the first quarter of fiscal 2014.

•	Total revenues from other products and services in the veterinary market increased by 57%, or $1.5 million, during the three months ended June 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL in North America from sales to new customers and increased business with current customers.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 13%, or $2.2 million, during the three months ended June 30, 2014, as compared to the same period in fiscal 2014. Gross profit percentages for the veterinary market segment during the three months ended June 30, 2014 and 2013 were 50% and 48%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to (a) a higher unit volume of veterinary reagent discs sold and (b) higher service revenues provided by AVRL, partially offset by higher manufacturing costs on hematology instruments. The increase in gross profit percentage was primarily attributable to a higher unit volume of veterinary reagent discs sold.

Other

Gross profit in our other category increased by 14%, or $103,000, during the three months ended June 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to an increase in unit volume of products sold using our patented Orbos Discrete Lyophilization Process.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Cost of Revenues

The following sets forth our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
			Dollar	Percent
	2014	2013	Change	Change
Cost of revenues	$23,605	$22,277	$1,328	6%
Percentage of total revenues	50%	52%

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

The increase in cost of revenues, in absolute dollars, during the three months ended June 30, 2014, as compared to the same period in fiscal 2014, was primarily due to (a) an increase in the sales volume of VetScan chemistry analyzers and medical and veterinary reagent discs, (b) higher manufacturing costs on hematology instruments and (c) higher cost of services associated with the growth in service revenues provided by AVRL. The decrease in cost of revenues, as a percentage of total revenues, during the three months ended June 30, 2014, as compared to the same period in fiscal 2014, was primarily due to lower manufacturing costs of medical and veterinary reagent discs.

Gross Profit

The following sets forth our gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
			Dollar	Percent
	2014	2013	Change	Change
Total gross profit	$23,872	$20,892	$2,980	14%
Total gross profit percentage	50%	48%

Gross profit during the three months ended June 30, 2014 increased by 14%, or $3.0 million, as compared to the same period in fiscal 2014, primarily attributable to the following: (a) a higher unit volume of medical and veterinary reagent discs sold and (b) higher service revenues provided by AVRL, partially offset by higher manufacturing costs on hematology instruments. The increase in gross profit percentage was primarily attributable to (a) a higher unit volume of medical and veterinary reagent discs sold and (b) higher service revenues provided by AVRL.

Research and Development

The following sets forth our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
			Dollar	Percent
	2014	2013	Change	Change
Research and development expenses	$3,947	$3,173	$774	24%
Percentage of total revenues	8%	7%

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

Research and development expenses increased during the three months ended June 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to higher expenses related to new product development and enhancement of existing products in both the medical and veterinary markets, including costs associated with our research and development diagnostic agreement with LamdaGen Corporation, which we entered into in fiscal 2014, to integrate LamdaGen’s high-sensitivity Plasmonic ELISA technology on the reagent discs used with our chemistry analyzers. Share-based compensation expense included in research and development expenses during the three months ended June 30, 2014 and 2013 was $441,000 and $367,000, respectively.

We anticipate the dollar amount of research and development expenses to increase in fiscal 2015 from fiscal 2014 but remain consistent as a percentage of total revenues, as we complete new products and enhance existing products for both the medical and veterinary markets.

Sales and Marketing

The following sets forth our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
			Dollar	Percent
	2014	2013	Change	Change
Sales and marketing expenses	$9,578	$10,028	$(450)	(4)%
Percentage of total revenues	20%	23%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, services related to customer and technical support and costs associated with advertising and marketing of AVRL.

Sales and marketing expenses decreased during the three months ended June 30, 2014, as compared to the same period in fiscal 2014, primarily due to (a) a decrease in personnel-related expenses primarily due to lower veterinary business headcount and (b) decreased costs related to promotional and marketing spending. Share-based compensation expense included in sales and marketing expenses during the three months ended June 30, 2014 and 2013 was $826,000 and $706,000, respectively.

General and Administrative

The following sets forth our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
			Dollar	Percent
	2014	2013	Change	Change
General and administrative expenses	$2,908	$3,055	$(147)	(5)%
Percentage of total revenues	6%	7%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense) and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

General and administrative expenses decreased during the three months ended June 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to a decrease in share-based compensation related to adjustments for forfeiture estimates to reflect actual forfeitures when an award vested in the first quarter of fiscal 2015, partially offset by other expenses to support our ongoing growth. Share-based compensation expense included in general and administrative expenses during the three months ended June 30, 2014 and 2013 was $424,000 and $922,000, respectively.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net, for the periods indicated (in thousands):

	Three Months Ended June 30,
			Dollar
	2014	2013	Change
Interest and other income (expense), net	$47	$404	$(357)

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of an unconsolidated affiliate.

Interest and other income (expense), net in the first quarter of fiscal 2015 decreased as compared to the first quarter of fiscal 2014, primarily attributable to foreign currency exchange rate fluctuations.

Income Tax Provision

The following sets forth our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended June 30,
	2014	2013
Income tax provision	$2,771	$1,811
Effective tax rate	37%	36%

During the three months ended June 30, 2014 and 2013, our income tax provision was $2.8 million, based on an effective tax rate of 37%, and $1.8 million, based on an effective tax rate of 36%, respectively. The effective tax rate during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, increased primarily due to an elimination of federal research and development tax credits resulting from the expiration of the credit for expenses incurred after December 31, 2013.

We did not have any unrecognized tax benefits as of June 30, 2014 and March 31, 2014. During the three months ended June 30, 2014 and 2013, we did not recognize any interest or penalties related to unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at June 30, 2014 and March 31, 2014 (in thousands, except percentages):

	June 30,	March 31,
	2014	2014
Cash and cash equivalents	$87,103	$73,589
Short-term investments	20,139	29,102
Long-term investments	18,411	18,491
Total cash, cash equivalents and investments	$125,653	$121,182
Percentage of total assets	55%	56%

At June 30, 2014, we had net working capital of $151.5 million compared to $148.6 million at March 31, 2014.

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities for the three months ended June 30, 2014 and 2013 were as follows (in thousands):

	Three Months Ended June 30,
	2014	2013
Net cash provided by operating activities	$10,015	$12,157
Net cash provided by investing activities	7,229	2,863
Net cash used in financing activities	(3,665)	(2,298)
Effect of exchange rate changes on cash and cash equivalents	(65)	154
Net increase in cash and cash equivalents	$13,514	$12,876

Cash and cash equivalents at June 30, 2014 were $87.1 million compared to $73.6 million at March 31, 2014. The increase in cash and cash equivalents during the three months ended June 30, 2014 was primarily due to net cash provided by operating activities of $10.0 million and proceeds from maturities and redemptions of investments of $13.7 million. The increase was partially offset by purchases of investments of $4.8 million, payments made for tax withholdings related to net share settlements of restricted stock units of $1.6 million, purchases of property and equipment of $1.7 million and payment of cash dividends totaling $2.2 million during the three months ended June 30, 2014.

Cash Flows from Operating Activities

During the three months ended June 30, 2014, we generated $10.0 million in cash from operating activities, compared to $12.2 million during the three months ended June 30, 2013. The cash provided by operating activities during the three months ended June 30, 2014 was primarily the result of net income of $4.7 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $2.1 million and share-based compensation expense of $2.0 million. Additionally, during the three months ended June 30, 2014, we had non-cash adjustments related to excess tax benefits from share-based awards of $100,000, a decrease of $1.3 million, compared to the same period last year, primarily due to lower tax deductions related to vested restricted stock units in excess of share-based compensation recognized for financial reporting.

Other changes in operating activities during the three months ended June 30, 2014 were as follows:

•	Receivables, net increased by $4.1 million, from $29.2 million at March 31, 2014 to $33.3 million as of June 30, 2014, primarily due to higher sales during the first quarter of fiscal 2015.

•	Inventories increased by $575,000, from $27.0 million at March 31, 2014 to $27.6 million as of June 30, 2014, primarily based on our sales plan.

•	Prepaid expenses and other current assets decreased by $733,000, from $2.5 million at March 31, 2014 to $1.7 million as of June 30, 2014, primarily attributable to a decrease in prepaid taxes due to the timing of estimated income tax payments.

•	Net current deferred tax assets increased by $726,000, from $4.5 million at March 31, 2014 to $5.2 million as of June 30, 2014, primarily as a result of the timing for the deduction of share-based compensation, reserves, accruals, depreciation and amortization.

•	Accounts payable increased by $939,000, from $6.1 million at March 31, 2014 to $7.1 million as of June 30, 2014, primarily due to the timing and payment of services and inventory purchases.

•	Accrued payroll and related expenses increased by $2.2 million, from $4.7 million at March 31, 2014 to $6.9 million as of June 30, 2014, primarily due to an increase in accrued bonus at June 30, 2014 because qualifiers for bonus payments were met in the first quarter of fiscal 2015.

•	Accrued taxes increased by $2.4 million, from $1.1 million at March 31, 2014 to $3.5 million as of June 30, 2014, primarily due to the timing of estimated income tax payments.

•	Other accrued liabilities increased by $754,000, from $3.1 million at March 31, 2014 to $3.8 million as of June 30, 2014, primarily due to higher accruals for customer incentive programs during the quarter ended June 30, 2014.

•	As of June 30, 2014 and March 31, 2014, the current portion of deferred revenue was $1.2 million and $1.2 million, respectively, and the non-current portion of deferred revenue was $3.8 million and $4.0 million, respectively. Net current and non-current deferred revenue decreased by $222,000 from March 31, 2014 to June 30, 2014, primarily attributable to deferred revenue recognized ratably over the life of extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments. In October 2013, we prospectively changed the standard warranty obligations on certain instruments sold from three to five years, which resulted in a decrease in maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments.

•	As of June 30, 2014 and March 31, 2014, the current portion of warranty reserve was $961,000 and $1.0 million, respectively, and the non-current portion of warranty reserve was $912,000 and $821,000, respectively. The net change in current and non-current warranty reserve from March 31, 2014 to June 30, 2014 was not significant. Warranty reserve is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs of reagent discs. In October 2013, we prospectively changed the standard warranty obligations on certain instruments from three to five years. The increase in the standard warranty obligation did not result in a material impact on our warranty reserves or cost of revenues during the period. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

We anticipate that we will incur incremental additional costs to support our future operations, including further additional pre-clinical testing and clinical trials for our current and future products; research and design costs related to the continuing development of our current and future products; acquisition of capital equipment for our manufacturing facility and costs to operate AVRL.

Cash Flows from Investing Activities

Net cash provided by investing activities during the three months ended June 30, 2014 totaled $7.2 million, compared to net cash provided by investing activities of $2.9 million during the three months ended June 30, 2013. Changes in investing activities were as follows:

•	Cash provided by proceeds from maturities and redemptions of investments in certificates of deposit, commercial paper and corporate bonds totaled $13.7 million during the three months ended June 30, 2014. Cash used to purchase investments in certificates of deposit, commercial paper and corporate bonds totaled $4.8 million during the three months ended June 30, 2014.

•	Our capital expenditures totaled $1.7 million during the three months ended June 30, 2014, primarily to increase our manufacturing capacity and support our growth in our medical and veterinary business in North America. We expect to continue to make significant capital expenditures as necessary in the normal course of our business.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended June 30, 2014 totaled $3.7 million, compared to net cash used in financing activities of $2.3 million during the three months ended June 30, 2013. The changes during the three months ended June 30, 2014 were primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $1.6 million and a cash dividend payment of $2.2 million. In April 2014, our Board of Directors declared a cash dividend of $0.10 per share on our outstanding common stock to all shareholders of record as of the close of business on June 3, 2014. This dividend, which totaled $2.2 million, was paid on June 17, 2014. Additionally, during the three months ended June 30, 2014, we did not purchase any shares pursuant to our share repurchase program described below.

Dividend

In April 2014, our Board of Directors declared a cash dividend of $0.10 per share on our outstanding common stock. This dividend, which totaled $2.2 million, was paid on June 17, 2014. In July 2014, our Board of Directors declared a cash dividend of $0.10 per share on our outstanding common stock to be paid on September 17, 2014 to all shareholders of record as of the close of business on September 3, 2014. We anticipate paying additional quarterly dividends during fiscal 2015 in December and March. However, such future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Share Repurchase Program

Between August 2011 and January 2012, the Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock. In July 2013, the Board of Directors approved a $12.3 million increase to our existing share repurchase program to a total of $67.3 million. As of June 30, 2014, $37.0 million was available to purchase common stock under our share repurchase program. Since the share repurchase program began, through June 30, 2014, we have repurchased 1.3 million shares of our common stock at a total cost of $30.3 million, including commission expense. During the three months ended June 30, 2014 and 2013, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

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

Contractual Obligations

Purchase Commitments. We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $12.2 million as of June 30, 2014. These purchase order commitments include our purchase obligations to purchase VSpro specialty analyzers and related cartridges from SMB of Denmark through calendar year 2016 and obligations to purchase Diatron hematology instruments from Diatron of Hungary through fiscal year 2015.

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of June 30, 2014, our short-term and long-term notes payable balances were $100,000 and $556,000, respectively, and we recorded the short-term balance in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of June 30, 2014.

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

On October 1, 2013, before the court ruled on the motions to dismiss, the parties notified the court that they had reached a settlement of the lawsuit. On January 16, 2014, the parties entered into a Stipulation of Settlement, and the following day, the plaintiff filed a motion for preliminary approval. On April 15, 2014, the court issued an order granting preliminary approval of the settlement. The parties have agreed, subject to court approval, that the claims against the defendants will be dismissed with prejudice and will be granted the release of certain known or unknown claims that have been or could have been brought later in the court arising out of the same allegations. We have agreed that if the proposed settlement terms are approved by the court, we will adopt certain corporate governance measures, such measures to be in effect for at least five years. The plaintiff has petitioned the court for an attorney’s fee award of $1.7 million. A hearing on the motion for final approval of the settlement and plaintiff’s petition for attorney’s fees was held on June 17, 2014. The court has not yet issued a decision. The settlement is not contingent on the payment of any attorney’s fee award. We believe that any attorney’s fees that would be awarded to plaintiff’s counsel would not have a material adverse effect on Abaxis, our consolidated financial position or our results of operations.

We are involved from time to time in various litigation matters in the normal course of business. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933. In addition, we identified no variable interests in any variable interest entities.

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

Interest Rate Risk

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. At June 30, 2014, our short-term and long-term investments totaled $20.1 million and $18.4 million, respectively, consisting of investments in certificates of deposit, commercial paper, corporate bonds and municipal bonds. For our securities classified as available-for-sale, we record these investments at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of any tax effects, in shareholders’ equity. The fair value of our investment portfolio is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at June 30, 2014, as the assets consisted of highly liquid securities.

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments. As of June 30, 2014, we had $28.2 million in investments classified as held-to-maturity and carried at amortized cost. We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at June 30, 2014 until maturity and therefore, we believe we have no material exposure to interest rate risk. As of June 30, 2014, our investments classified as available-for-sale totaled $10.4 million, consisting primarily of fixed income securities and thus changes in interest rates would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during fiscal 2014 or during the three months ended June 30, 2014.

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

Investment in a Privately Held Company

In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash. SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. The investment is recorded in “Investment in Unconsolidated Affiliate” in our consolidated balance sheets and we use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. As of June 30, 2014, the total carrying amount of our investment in SMB was $2.6 million. The investment is inherently risky and we could lose our entire investment in this company. To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

Other than the foregoing, there have been no material changes in our market risk during the three months ended June 30, 2014 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated that the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of June 30, 2014. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act.

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

On October 1, 2013, before the court ruled on the motions to dismiss, the parties notified the court that they had reached a settlement of the lawsuit. On January 16, 2014, the parties entered into a Stipulation of Settlement, and the following day, the plaintiff filed a motion for preliminary approval. On April 15, 2014, the court issued an order granting preliminary approval of the settlement. The parties have agreed, subject to court approval, that the claims against the defendants will be dismissed with prejudice and will be granted the release of certain known or unknown claims that have been or could have been brought later in the court arising out of the same allegations. We have agreed that if the proposed settlement terms are approved by the court, we will adopt certain corporate governance measures, such measures to be in effect for at least five years. The plaintiff has petitioned the court for an attorney’s fee award of $1.7 million. A hearing on the motion for final approval of the settlement and plaintiff’s petition for attorney’s fees was held on June 17, 2014. The court has not yet issued a decision. The settlement is not contingent on the payment of any attorney’s fee award. We believe that any attorney’s fees that would be awarded to plaintiff’s counsel would not have a material adverse effect on Abaxis, our consolidated financial position or our results of operations.

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

In evaluating our business, you should carefully consider the following risks in addition to the other information in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 as filed with the Securities and Exchange Commission on May 30, 2014. We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. It is not possible to predict or identify all such factors and, therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

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

We are not able to accurately predict our sales in future quarters. Our revenues in the medical and veterinary markets are derived primarily by selling to distributors that resell our products to the ultimate user. While we are better able to predict sales of our reagent discs, as we sell these discs primarily for use with blood chemistry analyzers that we sold in prior periods, we generally are unable to predict with much certainty sales of our blood chemistry analyzers, as we typically sell our blood chemistry analyzers to new users. Accordingly, our sales in any one quarter or period are not indicative of our sales in any future period.

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

Abbott has the exclusive right to sell and distribute our Piccolo Xpress chemistry analyzer and associated consumables in the United States professionally-attended human healthcare market, excluding sales and distribution to Catapult Health LLC and specified customer segments, which includes pharmacy and retail store clinics, shopping malls, clinical research organizations and cruise ship lines. As a result of the Abbott Agreement, we no longer have control over the marketing and sale of our primary medical products into most of the U.S. medical market and are dependent upon the efforts and priorities of Abbott in promoting and creating a demand for such products in such market. Should these efforts be unsuccessful, our business, financial condition and results of operations are likely to be adversely affected. Specifically, we do not have any control over pricing, inventory levels, distribution efforts and other factors that may impact the level of sales achieved, timing of revenue recognized and other adjustments that may impact our reported sales. Moreover, we are dependent upon Abbott’s forecasts and sales efforts and maintenance of pre-existing sub-distributor agreements that were assigned to Abbott. The transition of this U.S. medical business has had an adverse effect on our revenues during fiscal 2014, with respect to lower average selling prices of Piccolo products sold to Abbott and the timing of purchases of our products now sold by Abbott as it integrates our products into its sales process.

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

We believe that our core compact blood chemistry analyzer product differs substantially from current blood chemistry analyzers on the market. We compete with centralized laboratories that offer a greater number of tests than our products, at a lower cost, but require more time. We also compete with other point-of-care analyzers that cost more, require more maintenance and offer a narrower range of tests. However, these point-of-care analyzers are generally marketed by larger companies which have greater resources for sales and marketing, in addition to a recognized brand name and established distribution relationships.

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

We currently have purchase obligations with SMB to purchase VSpro specialty analyzers and related cartridges and Diatron to purchase Diatron hematology instruments. However, with our other suppliers, we primarily operate on a purchase order basis and, therefore, these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices. Although we believe that there may be potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above and cannot assure you we would be able to enter into arrangements with additional vendors on favorable terms, or at all. For the suppliers of original equipment manufactured products that we have long-term contracts with, there can be no assurance that these suppliers will always fulfill their obligations under these contracts, or that any suppliers will not experience disruptions in their ability to supply our requirements for products. In addition, under some contracts with suppliers we have minimum purchase obligations and our failure to satisfy those obligations may result in loss of some or all of our rights under these contracts.

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

As of June 30, 2014, 67 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 38 patents have been issued and 11 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

Our principal competitors in the veterinary diagnostic market are Idexx Laboratories, Inc. and Heska Corporation. Idexx has a larger veterinary product line and sales force than we do and a large sales infrastructure network and brand name. Consequently, we must develop our distribution channels and significantly expand our direct sales force in order to compete more effectively in these markets. Our veterinary reference laboratory, AVRL, competes in the commercial laboratory arena nationwide with a full menu of laboratory diagnostics. We differentiate our services on the following factors:  range of tests offered, turnaround time, cost effectiveness and reliability of results. AVRL’s principal competitors are Idexx Laboratories, Inc and Antech Diagnostics, a division of VCA Antech, Inc.

Changes in third-party payor reimbursement regulations can negatively affect our business.

By regulating the maximum amount of reimbursement they will provide for blood testing services, third-party payors, such as managed care organizations, pay-per-service insurance plans, and the Centers for Medicare and Medicaid Services (the “CMS”), can indirectly affect the pricing or the relative attractiveness of our human testing products. For example, the CMS set the level of reimbursement of fees for blood testing services for Medicare beneficiaries. If third-party payors decrease the reimbursement amounts for blood testing services, it may decrease the likelihood that physicians and hospitals will adopt point-of-care diagnostics as a viable means of care delivery. Consequently, we would need to charge less for our products. If the government and third-party payors do not provide for adequate coverage and reimbursement levels to allow health care providers to use our products, the demand for our products will decrease and our business and financial condition would be harmed.

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

Before we may commercialize our human medical diagnostic products in the United States, we are required to obtain either 510(k) clearance or pre-marketing approval (“PMA”) from the FDA, unless an exemption from pre-market review applies. In our veterinary market, certain products that we sell are subject to regulations pertaining to veterinary biologics, for which we must obtain approval from the USDA’s Center for Veterinary Biologics. The process of obtaining regulatory clearances or approvals to market a medical device can be costly and time consuming, and we may not be able to successfully obtain 510(k) clearance from the FDA or may be subject to the more costly and time-consuming PMA process.

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

The FDA and other regulatory authorities have broad enforcement powers. For example, the manufacture of medical devices must comply with the FDA’s Quality System Regulation (“QSR”). In addition, manufacturers must register their manufacturing facilities, list the products with the FDA, and comply with requirements relating to labeling, marketing, complaint handling, adverse event and medical device reporting, reporting of corrections and removals, and import and export. The FDA monitors compliance with the QSR and these other requirements through periodic inspections. If our facilities or those of our manufacturers or suppliers are found to be in violation of applicable laws and regulations, or if we or our manufacturers or suppliers fail to take satisfactory corrective action in response to an adverse inspection, the regulatory authority could take enforcement actions that could impair our ability to produce our products in a cost-effective and timely manner in order to meet our customers’ demands, and could have a material adverse effect on our reputation, business, results of operations and financial condition. We may also be required to bear other costs or take other actions that may have a negative impact on our future sales and our ability to generate profits.

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

A recall of our products, or the discovery of serious safety issues with our products that leads to corrective actions, could have a significant adverse impact on us.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended June 30, 2014, the closing sale prices of our common stock on the NASDAQ Global Select Market ranged from $37.95 to $44.61 per share and the closing sale price on June 30, 2014, was $44.31 per share. During the last eight fiscal quarters ended June 30, 2014, our stock price closed at a high of $51.41 per share on July 11, 2013 and a low of $32.40 per share on October 23, 2013. Many factors may affect the market price of our common stock, including:

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

We are subject to stringent federal, state and local laws, rules, regulations and policies that govern the use, generation, manufacture, storage, air emission, effluent discharge, handling and disposal of certain materials and wastes. In particular, we are subject to laws, rules and regulations governing the handling and disposal of biohazardous materials used in the development and testing of our products. Our costs to comply with applicable environmental regulations consist primarily of handling and disposing of human and veterinary blood samples for testing (whole blood, plasma and serum). Although we believe that we have complied with applicable laws and regulations in all material respects and have not been required to take any action to correct any noncompliance, we may have to incur significant costs to comply with environmental regulations if our manufacturing to commercial levels continues to increase. In addition, if a government agency determines that we have not complied with these laws, rules and regulations, we may have to pay significant fines and/or take remedial action that would be expensive and we do not carry environmental-related insurance coverage.

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

During the three months ended June 30, 2014, we issued 20,000 shares of common stock upon the cash exercise of vested warrants at an exercise price of $3.00 per share, resulting in aggregate cash consideration to us of $60,000. In issuing these shares, we relied on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

We did not repurchase any equity securities during the period covered by this report.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

Exhibit No.	Description of Document
3.1
Amended and Restated Articles of Incorporation, as amended (filed with the Securities and Exchange Commission on May 30, 2014 as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (SEC File No. 000-19720) and incorporated herein by reference).

3.2
By-laws, as amended (filed with the Securities and Exchange Commission on May 30, 2014 as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (SEC File No. 000-19720) and incorporated herein by reference).

10.1*	Executive Employment Agreement, dated as of May 1, 2014, with Craig M. Tockman.
10.2*
Fiscal 2015 Base Salary and Target Bonus for the Named Executive Officers (filed with the Securities and Exchange Commission on April 29, 2014 as a part of our Current Report on Form 8-K (SEC File No. 000-19720) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

#	These exhibits are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Abaxis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.
(Registrant)

Date: August 11, 2014	BY:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 11, 2014	BY:	/s/ Alberto R. Santa Ines
Alberto R. Santa Ines
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description of Document
3.1
Amended and Restated Articles of Incorporation, as amended (filed with the Securities and Exchange Commission on May 30, 2014 as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (SEC File No. 000-19720) and incorporated herein by reference).

3.2
By-laws, as amended (filed with the Securities and Exchange Commission on May 30, 2014 as Exhibit 3.2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (SEC File No. 000-19720) and incorporated herein by reference).

10.1*	Executive Employment Agreement, dated as of May 1, 2014, with Craig M. Tockman.
10.2*
Fiscal 2015 Base Salary and Target Bonus for the Named Executive Officers (filed with the Securities and Exchange Commission on April 29, 2014 as a part of our Current Report on Form 8-K (SEC File No. 000-19720) and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

#	These exhibits are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Abaxis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.