Form 10-Q
period 2014-09-30
ABAXIS INC
filed 2014-11-10
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014
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

Yes ☐                                        No ☒

As of November 6, 2014, there were 22,536,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q
For the Quarter Ended September 30, 2014

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$84,594	$73,589
Short-term investments	20,844	29,102
Receivables (net of allowances of $272 at September 30, 2014 and $182 at March 31, 2014)	36,351	29,227
Inventories	28,987	26,978
Prepaid expenses and other current assets	3,954	2,452
Net deferred tax assets, current	5,990	4,464
Total current assets	180,720	165,812
Long-term investments	20,851	18,491
Investment in unconsolidated affiliate	2,614	2,646
Property and equipment, net	28,884	27,176
Intangible assets, net	875	1,624
Net deferred tax assets, non-current	1,555	1,557
Other assets	131	74
Total assets	$235,630	$217,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,143	$6,111
Accrued payroll and related expenses	8,802	4,654
Accrued taxes	764	1,144
Other accrued liabilities	5,555	3,095
Deferred revenue	1,226	1,208
Warranty reserve	1,193	1,047
Total current liabilities	27,683	17,259
Non-current liabilities:
Deferred rent	768	768
Deferred revenue	3,576	4,035
Warranty reserve	992	821
Notes payable, less current portion	531	581
Total non-current liabilities	5,867	6,205
Total liabilities	33,550	23,464
Commitments and contingencies (Note 9)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,523,000 and 22,308,000 shares issued and outstanding at September 30, 2014 and at March 31, 2014, respectively	127,163	124,603
Retained earnings	74,935	69,318
Accumulated other comprehensive loss	(18)	(5)
Total shareholders' equity	202,080	193,916
Total liabilities and shareholders' equity	$235,630	$217,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenues	$53,943	$45,851	$101,420	$89,020
Cost of revenues	25,511	23,979	49,116	46,256
Gross profit	28,432	21,872	52,304	42,764
Operating expenses:
Research and development	4,232	3,418	8,179	6,591
Sales and marketing	11,476	9,902	21,054	19,930
General and administrative	3,797	2,853	6,705	5,908
Total operating expenses	19,505	16,173	35,938	32,429
Income from operations	8,927	5,699	16,366	10,335
Interest and other income (expense), net	(445)	507	(398)	911
Income before income tax provision	8,482	6,206	15,968	11,246
Income tax provision	3,082	2,210	5,853	4,021
Net income	$5,400	$3,996	$10,115	$7,225

Net income per share:
Basic net income per share	$0.24	$0.18	$0.45	$0.32
Diluted net income per share	$0.24	$0.18	$0.45	$0.32
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,507,000	22,306,000	22,458,000	22,268,000
Weighted average common shares outstanding - diluted	22,690,000	22,574,000	22,678,000	22,589,000
Cash dividends declared per share	$0.10	$-	$0.20	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Net income	$5,400	$3,996	$10,115	$7,225
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	(28)	8	(20)	(14)
Tax provision (benefit) on other comprehensive income (loss)	(11)	3	(7)	(6)
Other comprehensive income (loss), net of tax	(17)	5	(13)	(8)
Comprehensive income	$5,383	$4,001	$10,102	$7,217

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$10,115	$7,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,166	3,584
Investment premium amortization, net	301	322
Net loss on disposals of property and equipment	2	6
Foreign exchange (gain) loss	564	(406)
Share-based compensation expense	4,527	4,102
Excess tax benefits from share-based awards	(859)	(1,729)
Deferred income taxes	(1,517)	(428)
Equity in net (income) loss of unconsolidated affiliate	32	(16)
Changes in assets and liabilities:
Receivables, net	(7,214)	4,962
Inventories	(3,223)	(1,174)
Prepaid expenses and other current assets	(815)	(699)
Other assets	(60)	13
Accounts payable	4,053	(1,126)
Accrued payroll and related expenses	4,148	(769)
Accrued taxes	(214)	(17)
Other accrued liabilities	2,483	(460)
Deferred rent	-	22
Deferred revenue	(441)	535
Warranty reserve	317	229
Net cash provided by operating activities	16,365	14,176
Cash flows from investing activities:
Purchases of held-to-maturity investments	(13,650)	(8,036)
Proceeds from maturities and redemptions of available-for-sale investments	498	525
Proceeds from maturities and redemptions of held-to-maturity investments	18,729	15,113
Purchases of property and equipment	(3,904)	(2,761)
Proceeds from disposals of property and equipment	-	9
Net cash provided by investing activities	1,673	4,850
Cash flows from financing activities:
Proceeds from the exercise of stock options	4	26
Tax withholdings related to net share settlements of restricted stock units	(2,884)	(4,591)
Excess tax benefits from share-based awards	859	1,729
Proceeds from the exercise of warrants	60	-
Dividends paid	(4,498)	-
Net cash used in financing activities	(6,459)	(2,836)
Effect of exchange rate changes on cash and cash equivalents	(574)	346
Net increase in cash and cash equivalents	11,005	16,536
Cash and cash equivalents at beginning of period	73,589	54,910
Cash and cash equivalents at end of period	$84,594	$71,446
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$7,138	$4,006
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$(13)	$(8)
Transfers of equipment between inventory and property and equipment, net	$1,223	$618
Net change in capitalized share-based compensation	$9	$26
Common stock withheld for employee taxes in connection with share-based compensation	$2,884	$4,591
Repayment of notes payable by credits from municipal agency	$50	$50

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

Abaxis Europe GmbH, our wholly-owned subsidiary in Griesheim, Germany, markets, promotes and distributes diagnostic systems for medical and veterinary uses in the European market.

Basis of Presentation

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three and six month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2015 or for any interim or future period.

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

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Compensation—Stock Compensation: In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period,” (Topic 718) (“ASU 2014-12”). The accounting standard update clarifies the accounting guidance on how to account for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation costs should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has been rendered. ASU 2014-12 is effective for annual periods and interim periods beginning after December 15, 2015 and early adoption is permitted. This amendment may be applied (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. We are currently in the process of evaluating the impact of adopting this pronouncement.

Revenue from Contracts with Customers: In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for fiscal years beginning after December 15, 2016, as well as interim periods within those fiscal years. We are currently in the process of evaluating the impact of adopting this pronouncement.

NOTE 3. INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity. The following table summarizes available-for-sale and held-to-maturity investments as of September 30, 2014 and March 31, 2014 (in thousands):

	Available-for-Sale Investments
September 30, 2014	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$10,366	$7	$(36)	$10,337
Total available-for-sale investments	$10,366	$7	$(36)	$10,337

	Held-to-Maturity Investments
September 30, 2014	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$4,477	$-	$(6)	$4,471
Commercial paper	3,995	1	(1)	3,995
Corporate bonds	19,855	31	(85)	19,801
Municipal bonds	3,031	17	(3)	3,045
Total held-to-maturity investments	$31,358	$49	$(95)	$31,312

	Available-for-Sale Investments
March 31, 2014	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Certificates of deposit	$498	$1	$-	$499
Corporate bonds	10,392	32	(42)	10,382
Total available-for-sale investments	$10,890	$33	$(42)	$10,881

	Held-to-Maturity Investments
March 31, 2014	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$5,722	$-	$(8)	$5,714
Commercial paper	12,991	-	(1)	12,990
Corporate bonds	14,920	65	(33)	14,952
Municipal bonds	3,079	20	(29)	3,070
Total held-to-maturity investments	$36,712	$85	$(71)	$36,726

The amortized cost of our held-to-maturity investments approximates their fair value. As of September 30, 2014 and March 31, 2014, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale. As of September 30, 2014 and March 31, 2014, we had unrealized losses on available-for-sale investments, net of related income taxes of $18,000 and $5,000, respectively. During the three months ended September 30, 2014 and 2013, we did not have any redemption of investments in accordance with callable provisions. During the six months ended September 30, 2014 and 2013, redemptions of investments in accordance with callable provisions were $1.3 million and $623,000, respectively.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of September 30, 2014 and March 31, 2014 (in thousands):

	September 30, 2014		September 30, 2014
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$6,003	$6,010	$14,834	$14,821
Due in 1 to 4 years	4,363	4,327	16,524	16,491
Total investments	$10,366	$10,337	$31,358	$31,312

	March 31, 2014		March 31, 2014
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$6,509	$6,542	$22,560	$22,571
Due in 1 to 4 years	4,381	4,339	14,152	14,155
Total investments	$10,890	$10,881	$36,712	$36,726

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of September 30, 2014 and March 31, 2014 (in thousands):

	As of September 30, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$11,053	$-	$-	$11,053
Available-for-sale investments:
Corporate bonds	-	10,337	-	10,337
Total assets at fair value	$11,053	$10,337	$-	$21,390

	As of March 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$5,035	$-	$-	$5,035
Available-for-sale investments:
Certificates of deposit	-	499	-	499
Corporate bonds	-	10,382	-	10,382
Total assets at fair value	$5,035	$10,881	$-	$15,916

As of September 30, 2014 and March 31, 2014, our Level 1 financial assets consisted of money market mutual funds. Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.

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

As of September 30, 2014 and March 31, 2014, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three and six months ended September 30, 2014 and 2013.

NOTE 5. INVENTORIES

Inventories include material, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories were as follows (in thousands):

	September 30, 2014	March 31, 2014
Raw materials	$13,853	$14,348
Work-in-process	3,149	3,463
Finished goods	11,985	9,167
Inventories	$28,987	$26,978

NOTE 6. INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate consists of an investment in equity securities of Scandinavian Micro Biodevices APS (“SMB”). In February 2011, we purchased a 15% equity ownership interest in SMB for $2.8 million in cash. SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations. Our allocated portions of SMB’s net income (loss) during the three months ended September 30, 2014 and 2013 were $17,000 and $(14,000), respectively, and during the six months ended September 30, 2014 and 2013 were $(32,000) and $16,000, respectively.

NOTE 7. WARRANTY RESERVES

We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments and reagent discs.

Instruments. Our standard warranty obligation on instruments ranges from one to five years, depending on the specific product. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience. The estimated accrual for warranty exposure is based on historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. Effective October 2013, management prospectively changed the standard warranty obligations on certain instruments sold from three to five years. The increase in the standard warranty period did not result in a material impact on our cost of revenues or our accrued warranty costs during fiscal 2014 or during the three and six months ended September 30, 2014. Total accrued warranty reserve related to instruments at September 30, 2014 and March 31, 2014 was $1.7 million and $1.2 million, respectively. The change in total accrued warranty reserve from March 31, 2014 to September 30, 2014 was primarily due to an increase in the number of instruments in standard warranty during the six months ended September 30, 2014.

Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. The balance of accrued warranty reserve related to replacement of defective reagent discs at September 30, 2014 and March 31, 2014 was $478,000 and $619,000, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three and six months ended September 30, 2014 and 2013 is summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$1,873	$1,327	$1,868	$1,384
Provision for warranty expense	656	672	1,048	999
Warranty costs incurred	(344)	(386)	(731)	(770)
Balance at end of period	2,185	1,613	2,185	1,613
Non-current portion of warranty reserve	992	741	992	741
Current portion of warranty reserve	$1,193	$872	$1,193	$872

NOTE 8. BORROWINGS

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of September 30, 2014, our short-term and long-term notes payable balances were $100,000 and $531,000, respectively, and we recorded the short-term balance in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of September 30, 2014.

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

Commitments

We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $11.2 million as of September 30, 2014. These purchase order commitments include our purchase obligations to purchase VSpro specialty analyzers and related cartridges from SMB of Denmark through calendar year 2016 and obligations to purchase Diatron hematology instruments from Diatron of Hungary through fiscal year 2015.

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

On October 1, 2013, before the court ruled on the motions to dismiss, the parties notified the court that they had reached a settlement of the lawsuit. On January 16, 2014, the parties entered into a Stipulation of Settlement, and the following day, the plaintiff filed a motion for preliminary approval. On April 15, 2014, the court issued an order granting preliminary approval of the settlement. A hearing on the motion for final approval of the settlement and the plaintiff’s petition for attorney’s fees was held on June 17, 2014. On August 12, 2014, the Court issued a final judgment order, among other things, approving the settlement. Pursuant to the settlement, the parties have agreed that the claims against the defendants will be dismissed with prejudice and will be granted the release of certain known or unknown claims that have been or could have been brought later in the court arising out of the same allegations. We have also agreed that we will adopt certain corporate governance measures, such measures to be in effect for at least five years. The court also awarded $579,430 in attorney’s fees and costs to plantiff's counsel, which was paid by the Company’s insurance. We believe that the attorney’s fees that were awarded to the plaintiff’s counsel did not have a material adverse effect on Abaxis, our consolidated financial position or our results of operations.

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

NOTE 10. EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

Equity Compensation Plan

As of September 30, 2014, we had one equity incentive plan under which our equity securities are authorized for issuance to our employees, directors and consultants. Our 2005 Equity Incentive Plan (the “2005 Plan”) restated and amended our 1998 Stock Option Plan. The 2005 Plan allowed for the awards of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. As of September 30, 2014, the 2005 Plan provided for the issuance of a maximum of 6,786,000 shares, of which 875,505 shares of common stock were then available for future issuance. Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the Equity Incentive Plan. Our 2005 Plan was scheduled to terminate in 2015.

On October 22, 2014, our shareholders approved our 2014 Equity Incentive Plan (the “2014 Plan”). The 2014 Plan is the successor to and continuation of the 2005 Plan and no additional awards have been or will be made after October 22, 2014 under the 2005 Plan. The terms of the 2014 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards and performance awards that may be settled in cash, stock or other property. The total number of shares of the Company’s common stock available for issuance under the 2014 Plan is initially 1,712,409 shares, which is equal to the sum of (i) 875,505 shares remaining available for issuance pursuant to the exercise of options or issuance or settlement of stock awards that have not previously been granted under the 2005 Plan, as of the effective date of the 2014 Plan (the “2005 Plan’s Available Reserve”) and (ii) up to 836,904 Returning Shares (as defined below), as such shares become available from time to time. The “Returning Shares” are shares subject to outstanding stock awards granted under the 2005 Plan and the Abaxis, Inc. 1998 Stock Option Plan that, from and after the effective date of the 2014 Plan, (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited, cancelled or otherwise returned to us because of the failure to meet a contingency or condition required for the vesting of such shares, or (iii) are reacquired or withheld (or not issued) by us to satisfy a tax withholding obligation in connection with a stock award or to satisfy the purchase price or exercise price of a stock award.

Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Share-Based Compensation

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units during the three and six months ended September 30, 2014 and 2013, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Cost of revenues	$414	$298	$755	$552
Research and development	378	215	819	582
Sales and marketing	701	595	1,527	1,301
General and administrative	1,002	745	1,426	1,667
Share-based compensation expense before income taxes	2,495	1,853	4,527	4,102
Income tax benefit	(840)	(633)	(1,524)	(1,401)
Total share-based compensation expense after income taxes	$1,655	$1,220	$3,003	$2,701
Net impact of share-based compensation on:
Basic net income per share	$0.07	$0.05	$0.13	$0.12
Diluted net income per share	$0.07	$0.05	$0.13	$0.12

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs at September 30, 2014 and March 31, 2014 were $146,000 and $137,000, respectively, which were included in inventories on our condensed consolidated balance sheets.

Cash Flow Impact

The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for the three months ended September 30, 2014 and 2013 were $759,000 and $332,000, respectively, and for the six months ended September 30, 2014 and 2013 were $859,000 and $1.7 million, respectively.

Stock Options

Prior to fiscal 2007, we granted stock option awards to employees and directors as part of our share-based compensation program. Option awards to consultants were insignificant. Options granted to employees and directors generally expire ten years from the grant date. Options granted to employees generally become exercisable over a period of four years based on cliff-vesting terms and continuous employment. Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service. We have not granted any stock options since the beginning of fiscal 2007. We have recognized compensation expense for stock options granted during the requisite service period of the stock option. As of September 30, 2014, we had no unrecognized compensation expense related to stock options granted.

Stock Option Activity

The following table summarizes information regarding options outstanding and options exercisable at September 30, 2014 and the changes during the six-month period then ended:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2014	2,000	$13.24
Granted	-	-
Exercised	(200)	19.45
Canceled or forfeited	-	-
Outstanding at September 30, 2014	1,800	$12.65	0.38	$79
Vested and expected to vest at September 30, 2014	1,800	$12.65	0.38	$79
Exercisable at September 30, 2014	1,800	$12.65	0.38	$79

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of September 30, 2014, that would have been received by the option holders had all option holders exercised their stock options as of that date. Total intrinsic value of stock options exercised during the three months ended September 30, 2014 and 2013 was $0 and $10,000, respectively, and during the six months ended September 30, 2014 and 2013 was $4,000 and $91,000, respectively. Cash proceeds from stock options exercised during the three months ended September 30, 2014 and 2013 were $0 and $9,000, respectively, and during the six months ended September 30, 2014 and 2013 were $4,000 and $26,000, respectively.

Restricted Stock Units

Since fiscal 2007, we have granted restricted stock unit awards to employees and directors as part of our share-based compensation program. Restricted stock unit awards to consultants were not significant. Awards of restricted stock units are issued at no cost to the recipient and may have time-based vesting criteria, or a combination of time-based and performance-based vesting criteria, as described below. From time to time, restricted stock unit awards granted to employees may be subject to accelerated vesting upon achieving certain performance-based milestones. Additionally, the Compensation Committee of our Board of Directors (the “Compensation Committee”) in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of the restricted stock unit held by a participant upon such conditions and to such extent as determined by the Compensation Committee. Our Board of Directors has adopted an executive change in control severance plan, which it may terminate or amend at any time, that provides that awards granted to executive officers will accelerate fully on a change of control. The vesting of non-employee director and officer awards granted under the 2014 Plan automatically will also accelerate in full upon a change in control. Beginning in fiscal 2015, the Compensation Committee discontinued the practice of granting such “single trigger” acceleration of vesting benefits to new executive officers pursuant to which an executive officer’s outstanding stock option(s) and other unvested equity-based instruments would accelerate in full upon the occurrence of a change of control. In fiscal 2015, we granted a “double-trigger” acceleration arrangement to an executive officer, which requires both the occurrence of a change of control and the termination by us (or our successor) for any reason other than cause, death or disability within 18 months following such change of control date, with the termination constituting a separation in service and subject to execution of a valid and effective release of claims against us, for the acceleration of vesting of the executive officer’s equity awards in full.

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

The fair value of restricted stock unit awards (time vesting) used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors. In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to share-based compensation expense will be recognized at that time. As of September 30, 2014, the total unrecognized compensation expense related to restricted stock unit awards (time vesting) granted amounted to $19.5 million, which is expected to be recognized over a weighted average service period of 2.0 years.

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

At March 31, 2014, we reviewed each of the underlying performance targets related to the outstanding FY2014 Performance RSUs and determined that it was not probable that the FY2014 Performance RSUs would vest and as a result did not record share-based compensation related to these awards during fiscal 2014. On April 23, 2014, the Compensation Committee determined that the Company’s consolidated income from operations for fiscal 2014 was below 90% of target and, accordingly, the FY2014 Performance RSUs did not vest and were cancelled.

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

During the three and six months ended September 30, 2014, we recorded share-based compensation expense related to the portion of the FY2015 Performance RSUs, as we determined that it was probable that the performance targets would be met. As of September 30, 2014, the total unrecognized compensation expense related to restricted stock unit awards (performance vesting) granted amounted to $5.0 million, which is expected to be recognized over a weighted average service period of 3.1 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the six months ended September 30, 2014:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value(1)	Number of Shares	Weighted Average Grant Date Fair Value(1)
Nonvested at March 31, 2014	774,000	$30.98	113,000	$42.43
Granted	179,000	43.44	172,000	40.82
Vested(2)	(262,000)	27.11	-	-
Canceled and forfeited	(4,000)	31.02	(137,000)	42.15
Nonvested at September 30, 2014	687,000	$35.69	148,000	$40.82

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during the three months ended September 30, 2014 and 2013 was $3.4 million and $2.4 million, respectively, and during the six months ended September 30, 2014 and 2013 was $11.1 million and $12.9 million, respectively. The total grant date fair value of restricted stock units vested during the three months ended September 30, 2014 and 2013 was $1.7 million and $1.5 million, respectively, and during the six months ended September 30, 2014 and 2013 was $7.1 million and $6.9 million, respectively.

NOTE 11. SHAREHOLDERS’ EQUITY

Share Repurchase Program

Between August 2011 and January 2012, the Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock. In July 2013, the Board of Directors approved a $12.3 million increase to our existing share repurchase program to a total of $67.3 million. As of September 30, 2014, $37.0 million was available to purchase common stock under our share repurchase program. Since the share repurchase program began, through September 30, 2014, we have repurchased 1.3 million shares of our common stock at a total cost of $30.3 million, including commission expense. During the three and six months ended September 30, 2014 and 2013, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

Dividend Payments

On April 23, 2014, our Board of Directors declared a cash dividend of $0.10 per share on our outstanding common stock, payable on June 17, 2014 to all shareholders of record as of the close of business on June 3, 2014. The total dividend payout was $2.2 million and was made from retained earnings.

On July 23, 2014, our Board of Directors declared a cash dividend of $0.10 per share on our outstanding common stock, payable on September 17, 2014 to all shareholders of record as of the close of business on September 3, 2014. The total dividend payout was $2.3 million and was made from retained earnings.

On October 22, 2014, our Board of Directors declared a cash dividend of $0.10 per share on our outstanding common stock to be paid on December 16, 2014 to all shareholders of record as of the close of business on November 17, 2014. We anticipate paying an additional quarterly dividend during our fourth quarter of fiscal 2015. However, such future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Common Stock Warrants

At September 30, 2014, there were warrants to purchase 10,000 shares of common stock outstanding at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017. During the three months ended September 30, 2014, no warrants were exercised. During the six months ended September 30, 2014, we issued 20,000 shares of common stock upon the exercise of vested warrants at an exercise price of $3.00 per share. At September 30, 2014, there were no vested warrants outstanding. At March 31, 2014, there were warrants to purchase 30,000 shares of common stock outstanding, of which 20,000 shares were vested, at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017. The fair value of the warrants issued were determined using the Black-Scholes option-pricing model and are amortized over their estimated useful life, of approximately ten years, as an intangible asset. The warrants vest at a rate of 20% annually from their issuance dates and have a term of five years.

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Net income	$5,400	$3,996	$10,115	$7,225
Denominator:
Weighted average common shares outstanding - basic	22,507,000	22,306,000	22,458,000	22,268,000
Weighted average effect of dilutive securities:
Stock options	2,000	24,000	2,000	25,000
Restricted stock units	172,000	216,000	201,000	268,000
Warrants	9,000	28,000	17,000	28,000
Weighted average common shares outstanding - diluted	22,690,000	22,574,000	22,678,000	22,589,000
Net income per share:
Basic net income per share	$0.24	$0.18	$0.45	$0.32
Diluted net income per share	$0.24	$0.18	$0.45	$0.32

Stock options and warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of our common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share. There were no stock options and warrants excluded from the computation of diluted weighted average shares outstanding during the three and six months ended September 30, 2014 and 2013.

Restricted stock units for 222,000 and 129,000 shares during the three months ended September 30, 2014 and 2013, respectively, and 25,000 and 0 shares during the six months ended September 30, 2014 and 2013, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would be antidilutive. For our restricted stock unit awards (performance vesting), if the performance criteria are achieved during the period, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive. Because the performance criteria for these restricted stock unit awards (performance vesting) were not achieved during the three and six months ended September 30, 2014 and 2013, these awards were not included in the diluted net income per share calculation.

NOTE 13. INCOME TAXES

During the three months ended September 30, 2014 and 2013, our income tax provision was $3.1 million, based on an effective tax rate of 36%, and $2.2 million, based on an effective tax rate of 36%, respectively. The effective tax rate during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was impacted by an elimination of federal research and development tax credits resulting from the expiration of the credit for expenses incurred after December 31, 2013, partially offset by an increase in federal tax benefits for qualified production activities.

During the six months ended September 30, 2014 and 2013, our income tax provision was $5.9 million, based on an effective tax rate of 37%, and $4.0 million, based on an effective tax rate of 36%, respectively. The increase in our effective tax rate during the six months ended September 30, 2014, as compared to the six months ended September 30, 2013, was primarily due to an elimination of federal research and development tax credits resulting from the expiration of the credit for expenses incurred after December 31, 2013.

We did not have any unrecognized tax benefits as of September 30, 2014 and March 31, 2014. During the three and six months ended September 30, 2014 and 2013, we did not recognize any interest or penalties related to unrecognized tax benefits.

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

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for the three and six months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Medical Market	$7,616	$7,177	$14,861	$13,215
Veterinary Market	45,568	37,915	84,935	74,286
Other(1)	759	759	1,624	1,519
Total revenues	53,943	45,851	101,420	89,020
Cost of revenues:
Medical Market	4,053	3,999	7,897	7,293
Veterinary Market	21,427	19,961	41,151	38,909
Other(1)	31	19	68	54
Total cost of revenues	25,511	23,979	49,116	46,256
Gross profit:
Medical Market	3,563	3,178	6,964	5,922
Veterinary Market	24,141	17,954	43,784	35,377
Other(1)	728	740	1,556	1,465
Gross profit	$28,432	$21,872	$52,304	$42,764

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 15. REVENUES BY PRODUCT AND SERVICE CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product and service category (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Revenues by Product and Service Category	2014	2013	2014	2013
Instruments(1)	$10,105	$13,537	$17,699	$22,212
Consumables(2)	38,138	28,699	72,424	59,298
Other products and services(3)	5,663	3,577	11,223	7,435
Product and service revenues, net	53,906	45,813	101,346	88,945
Development and licensing revenue	37	38	74	75
Total revenues	$53,943	$45,851	$101,420	$89,020

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

The following is a summary of our revenues by geographic region based on customer location (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Revenues by Geographic Region	2014	2013	2014	2013
North America	$44,511	$37,320	$82,851	$71,972
Europe	7,244	6,446	14,528	12,998
Asia Pacific and rest of the world	2,188	2,085	4,041	4,050
Total revenues	$53,943	$45,851	$101,420	$89,020

Significant Concentrations

During the three months ended September 30, 2014 and 2013, one distributor in the United States, MWI Veterinary Supply, accounted for 19% and 22%, respectively, of our total worldwide revenues. During the six months ended September 30, 2014 and 2013, one distributor in the United States, MWI Veterinary Supply, accounted for 17% and 22%, respectively, of our total worldwide revenues.

Concentration of credit risk with respect to accounts receivable is primarily limited to certain distributors to whom we make significant sales. One distributor in the United States accounted for 22% and 25% of our total receivable balance at September 30, 2014 and March 31, 2014, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, which reflect our current views with respect to future events and financial performance.  In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might,” and similar expressions identify forward-looking statements.  These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, in Part II, Item 1A of this report and in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), that could cause actual results to differ materially from historical results or those anticipated.  Such risks and uncertainties relate to our manufacturing operations, including the vulnerability of our manufacturing operations to potential interruptions and delays and our ability to manufacture products free of defects, fluctuations in our quarterly results of operations and difficulty in predicting future results, the transition of our U.S. medical sales to Abbott Point of Care, Inc., the performance of our independent distributors, our ability to manage the inventory levels of our distributors effectively, our dependence on certain sole or limited source suppliers, market acceptance of our products and services, expansion of our sales, marketing and distribution efforts, dependence on key personnel, the ability of Abaxis Veterinary Reference Laboratories to compete effectively, the protection of our intellectual property and claims of infringement of intellectual property asserted by third parties, and other risks detailed under “Risk Factors” in this Quarterly Report on Form 10-Q.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.  We assume no obligation to update any forward-looking statements as circumstances change.

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

Our corporate headquarters are located in Union City, California, from which we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing and administrative activities.  We market and sell our products worldwide primarily through independent distributors, supplemented by our direct sales force.  Our sales force is primarily located in the United States.  Abaxis Europe GmbH, our wholly-owned subsidiary, markets, promotes and distributes diagnostic systems for medical and veterinary uses in the European market.  Starting in the third quarter of fiscal 2015, Abaxis Europe GmbH will also market and distribute our products in the Asia Pacific market.

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

We will continue to sell and distribute these medical products outside of these market segments as to which Abbott has exclusive rights.  Under our Abbott Agreement, we will continue to sell and distribute to Catapult Health LLC and specified customer segments in the United States, including pharmacy and retail store clinics, shopping malls, clinical research organizations and cruise ship lines.

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

We depend on a number of distributors in North America that distribute our VetScan products.  In September 2012, we entered into a distribution agreement with MWI Veterinary Supply, Inc. (“MWI”) to purchase, market and sell the full line of Abaxis veterinary products throughout the United States.  In the United States veterinary market segment, we also rely on various independent regional distributors.  We continue to enter into additional distributor relationships to expand our distribution base in North America. In October 2014, we entered into distribution agreements with Henry Schein Animal Health and Patterson Veterinary Supply to sell the full line of Abaxis veterinary products throughout the United States.  We depend on our distributors to assist us in promoting our VetScan products, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenues until our customers identify another distributor or purchase products directly from us.  In addition to selling through distributors, we also directly supply our VetScan products to large group purchasing organizations, hospital networks and other buying groups in the United States, such as Veterinary Centers of America (VCA), a veterinary hospital chain in North America.  In May 2014, we entered into two long-term agreements with VCA, Inc., relating to (i) a long-term product supply agreement for VCA's Animal Hospitals and (ii) a co-marketing agreement with VCA's Antech Diagnostic reference laboratories.

Overview of Financial Results

In the second quarter of fiscal 2015, total revenues were $53.9 million, an increase of 18% over last year’s comparable quarter.  The net increase in revenues was primarily due to an increase in VetScan chemistry analyzers and related reagent disc sales and an increase in service revenues from veterinary reference laboratory diagnostic and consulting services.  Gross profit in the second quarter of fiscal 2015 was $28.4 million, an increase of 30% over last year’s comparable quarter, primarily attributable to higher unit sales of reagent discs in our veterinary market.

Total operating expenses in the second quarter of fiscal 2015 were $19.5 million, an increase of $3.3 million, compared to the same period last year, primarily attributable to an increase in employee bonus compensation expense due to meeting company performance targets for the quarter.

Net income in the second quarter of fiscal 2015 was $5.4 million, an increase of $1.4 million, compared to the same period last year, due primarily to the increased revenues described above, partially offset by the expenses discussed above and an increase in our income tax provision of $872,000.  Our diluted earnings per share increased to $0.24 in the second quarter of fiscal 2015 from $0.18 for the same period last year.

Cash, cash equivalents and investments increased by $5.1 million during the six months ended September 30, 2014 to a total of $126.3 million at September 30, 2014.  The primary source of cash and cash equivalents during the six months ended September 30, 2014 was operating cash flows of $16.4 million.  Key non-operating uses of cash during the six months ended September 30, 2014 included capital expenditures of $3.9 million, payments made for tax withholdings related to net share settlements of restricted stock units of $2.9 million and payment of $4.5 million in cash dividends to shareholders.

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors.  Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control, including but not limited to inventory or timing considerations by our distributors.  During fiscal 2014, our medical market business in the United States was impacted by our continuing transition to a new distribution partner, as described below.  Additionally, during fiscal 2014 and the first half of fiscal 2015, our veterinary market business in the United States was impacted by our continuing transition to a new distribution partner, as described below.

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

In the United States veterinary market, we rely on MWI, a national distributor, and on various independent regional distributors.  During fiscal 2014, our strategy of increasing demand for our veterinary products through the expansion of our distribution partners, did not lead to the increased demand for our products in the veterinary clinics that we had anticipated.  During the second half of fiscal 2014, as compared to the same period in fiscal 2013, our sales orders from our largest distributors in the veterinary market decreased resulting from excess channel inventory created during the second half of fiscal 2013 and first half of fiscal 2014.  Such excess inventory was the result of our distributors not selling our products to end customers at the same rate as they were purchasing products from us.  Although demand for instrument sales from our distributors’ end customers continued to grow during the third and fourth quarters of fiscal 2014, it was less than the demand forecasted earlier in the year by our largest distributors and the distributors’ ordering rates.  Beginning in the second half of fiscal 2014, we have been taking additional steps to more closely monitor and manage channel inventory in an effort to normalize the veterinary product inventories at our distribution partners in the United States.  As a result of these efforts, we believe that our distributors’ purchases of our chemistry analyzers and related reagent discs were more in line with in-clinic sales starting in the first quarter of our fiscal 2015.  For the hematology, i-STAT and VSpro specialty veterinary products that we sell in the United States, sales orders from our largest distributors in the veterinary market decreased during the first half of fiscal 2015, as compared to the same period in fiscal 2014, resulting from excess channel inventory created during the first half of fiscal 2014.  We will continue to closely monitor and manage channel inventory at our veterinary distribution partners in the United States.

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

From time to time, we offer customer incentives consisting of arrangements with customers to include discounts on future sales of services associated with our veterinary reference laboratory.  We apply judgment in determining whether future discounts are significant and incremental.  When the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the original arrangement.  To determine whether a discount is significant and incremental, we look to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement.  If the discount in the multiple-element arrangement approximates the discount typically provided in standalone sales, that discount is not considered incremental.  During the three and six months ended September 30, 2014 and 2013, our customer incentive programs with future discounts were not significant.

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

•	Volume-based Incentives. Volume-based incentives, in the form of rebates, are offered from time to time to distributors and group purchasing organizations upon meeting the sales volume requirements during a qualifying period and are recorded as a reduction to gross revenues during a qualifying period. The pricing rebate program is primarily offered to distributors and group purchasing organizations in the North America veterinary market, upon meeting the sales volume requirements of veterinary products during the qualifying period. Factors used in the rebate calculations include the identification of products sold subject to a rebate during the qualifying period and which rebate percentage applies. Based on these factors and using historical trends, adjusted for current changes, we estimate the amount of the rebate that will be paid and record the liability as a reduction to gross revenues when we record the sale of the product. Settlement of the rebate accruals from the date of sale ranges from one to nine months after sale. Changes in the rebate accrual at the end of each period are based upon distributors and group purchasing organizations meeting the purchase requirements during the quarter.

•	End-User Rebates and Discounts. From time to time, cash rebates are offered to end-users who purchase certain products or instruments during a promotional period and are recorded as a reduction to gross revenues. Additionally, we periodically offer sales incentives to end-users, in the form of sales discounts, to purchase consumables for a specified promotional period, typically over five years from the sale of our instrument, and we reimburse resellers for the value of the sales discount provided to the end-user. We estimate the amount of the incentive earned by end-users during a quarter and record a liability to the reseller as a reduction to gross revenues. Factors used in the liability calculation of incentives earned by end-users include the identification of qualified end-users under the sales program during the period and using historical trends. Settlement of the liability to the reseller ranges from one to twelve months from the date an end-user earns the incentive.

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

Level 1:  Quoted prices (unadjusted) in active markets for identical assets or liabilities.  As of September 30, 2014, our investments in cash equivalents, which we classified as available-for-sale, totaled $11.1 million, using Level 1 inputs since these investments are traded in an active market.  The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2:  Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active.  Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument.  As of September 30, 2014, our available-for-sale investments in corporate bonds, totaled $10.3 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3:  Unobservable inputs that are supported by little or no market data and require the use of significant management judgment.  These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions.  As of September 30, 2014, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure.  Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date.  At September 30, 2014, we also had $31.4 million in investments classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliate.  In February 2011, we purchased a 15% equity ownership interest in SMB for $2.8 million in cash.  We use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it.  Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value.  We eliminate all intercompany transactions in accounting for our equity method investments.  We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on our condensed consolidated statements of income.  At September 30, 2014, our investment in unconsolidated affiliate totaled $2.6 million.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value.  To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

Warranty Reserves.  We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments.  Our standard warranty obligation on instruments ranges from one to five years, depending on the specific product.  The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated.  Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience.  While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our estimated accrual for warranty exposure is based on our historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan.  Effective October 2013, we prospectively changed our standard warranty obligations on certain instruments sold from three to five years.  The increase in the standard warranty period did not result in a material impact on our cost of revenues or our accrued warranty costs during fiscal 2014 or during the three and six months ended September 30, 2014.

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

As of September 30, 2014, our current portion of warranty reserves for instruments and reagent discs totaled $1.2 million and our non‑current portion of warranty reserves for instruments totaled $992,000, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc.  As of March 31, 2014, our current portion of warranty reserves for instruments and reagent discs totaled $1.0 million and our non-current portion of warranty reserves for instruments totaled $821,000.  The change in total accrued warranty reserve from March 31, 2014 to September 30, 2014 was primarily due to an increase in the number of instruments in standard warranty during the six months ended September 30, 2014.

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

Valuation of Long-Lived Assets.  We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate.  We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability.  An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount.  If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values.  We did not recognize any impairment charges on long-lived assets during the three and six months ended September 30, 2014 and 2013.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach.  The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes.  For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement.  Significant judgment is required to evaluate uncertain tax positions.  At September 30, 2014 and March 31, 2014, we had no significant uncertain tax positions.  Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes.  During the three and six months ended September 30, 2014 and 2013, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of income, and at September 30, 2014 and March 31, 2014, we had no accrued interest or penalties.

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

Prior to fiscal 2007, we granted stock option awards to employees and directors as part of our share-based compensation program.  We have not granted any stock options since the beginning of fiscal 2007.  We have recognized compensation expense for stock options granted during the requisite service period of the stock option.  As of September 30, 2014, we had no unrecognized compensation expense related to stock options granted.

Since fiscal 2007, we have granted restricted stock unit awards to employees and directors as part of our share-based compensation program.  Restricted stock unit awards to consultants were not significant.  Awards of restricted stock units are issued at no cost to the recipient and may have time-based vesting criteria, or a combination of time-based and performance-based vesting criteria, as described below.

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

At March 31, 2014, we reviewed each of the underlying performance targets related to the outstanding FY2014 Performance RSUs and determined that it was not probable that the FY2014 Performance RSUs would vest and as a result did not record share-based compensation related to these awards during fiscal 2014.  On April 23, 2014, the Compensation Committee determined that the Company’s consolidated income from operations for fiscal 2014 was below 90% of target and, accordingly, the FY2014 Performance RSUs did not vest and were cancelled.

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

During the three and six months ended September 30, 2014, we recorded share-based compensation expense related to the portion of the FY2015 Performance RSUs, as we determined that it was probable that the performance targets would be met.  We will assess the probability of the performance targets at the end of each quarter.

Share-based compensation expense resulted in a material impact on our earnings per share and on our condensed consolidated financial statements for fiscal 2014 and during the three and six months ended September 30, 2014.  The impact of share-based compensation expense on our condensed consolidated financial results is disclosed in Note 10, “Equity Compensation Plans and Share-Based Compensation” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.  We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future.

RESULTS OF OPERATIONS

Total Revenues

Revenues by Geographic Region and by Product and Service Category.  Revenues by geographic region based on customer location and revenues by product and service category during the three and six months ended September 30, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
Revenues by Geographic Region	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
North America	$44,511	$37,320	$7,191	19%	$82,851	$71,972	$10,879	15%
Percentage of total revenues	83%	81%			82%	81%
Europe	7,244	6,446	798	12%	14,528	12,998	1,530	12%
Percentage of total revenues	13%	14%			14%	15%
Asia Pacific and rest of the world	2,188	2,085	103	5%	4,041	4,050	(9)	<(1)%
Percentage of total revenues	4%	5%			4%	4%
Total revenues	$53,943	$45,851	$8,092	18%	$101,420	$89,020	$12,400	14%

	Three Months Ended September 30,				Six Months Ended September 30,
Revenues by Product and Service Category	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Instruments(1)	$10,105	$13,537	$(3,432)	(25)%	$17,699	$22,212	$(4,513)	(20)%
Percentage of total revenues	19%	29%			18%	25%
Consumables(2)	38,138	28,699	9,439	33%	72,424	59,298	13,126	22%
Percentage of total revenues	71%	63%			71%	67%
Other products and services(3)	5,663	3,577	2,086	58%	11,223	7,435	3,788	51%
Percentage of total revenues	10%	8%			11%	8%
Product and service revenues, net	53,906	45,813	8,093	18%	101,346	88,945	12,401	14%
Percentage of total revenues	100%	100%			100%	100%
Development and licensing revenue	37	38	(1)	(3)%	74	75	(1)	(1)%
Percentage of total revenues	<1%	<1%			<1%	<1%
Total revenues	$53,943	$45,851	$8,092	18%	$101,420	$89,020	$12,400	14%

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

North America.  During the three months ended September 30, 2014, total revenues in North America increased by 19%, or $7.2 million, as compared to the same period in fiscal 2014.  The change in total revenues in North America was primarily attributable to the following:

•	Total revenues from our Piccolo chemistry analyzers and medical reagent discs in North America increased by 1%, or $68,000, primarily due to an increase in the sales volume of medical reagent discs sold to Abbott, partially offset by a decrease in the sales volume of Piccolo chemistry analyzers sold to Abbott.

•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 45%, or $6.8 million, primarily due to (a) sales of VetScan chemistry analyzers to VCA’s Animal Hospitals resulting from a product supply agreement that we entered into in May 2014 and (b) an increase in the sales volume of veterinary reagent discs due to an expanded installed base.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America decreased by 25%, or $1.6 million, primarily due to lower sales of VetScan hematology instruments sold to MWI to balance the inventory level in the distribution channel, partially offset by an increase in the sales volume of hematology reagent kits due to an expanded installed base.

•	Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i‑STAT analyzers and related consumables and VetScan rapid tests in North America decreased by 2%, or $125,000, primarily due to lower sales of VetScan i‑STAT analyzers sold to MWI to balance the inventory level in the distribution channel, partially offset by an increase in the sales volume of VetScan rapid tests sold to MWI.

•	Other product and service revenues in North America increased by 61%, or $2.1 million, primarily attributable to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL due to an expanded customer base.

Europe.  During the three months ended September 30, 2014, total revenues in Europe increased by 12%, or $798,000, as compared to the same period in fiscal 2014.  Revenues from Piccolo chemistry analyzers and medical reagent discs increased by 20%, or $292,000, primarily due to an increase in the sales volume of medical reagent discs sold to various distributors.  Revenues from VetScan chemistry analyzers and veterinary reagent discs increased by 11%, or $448,000, primarily due to an increase in the sales volume of veterinary reagent discs sold to a distributor.

Asia Pacific and rest of the world.  During the three months ended September 30, 2014, the change in total revenues in Asia Pacific and rest of the world was not significant, as compared to the same period in fiscal 2014.

Significant concentrations.  During the three months ended September 30, 2014 and 2013, one distributor in the United States, MWI, accounted for 19% and 22%, respectively, of our total worldwide revenues.

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013

North America.  During the six months ended September 30, 2014, total revenues in North America increased by 15%, or $10.9 million, as compared to the same period in fiscal 2014.  The change in total revenues in North America was primarily attributable to the following:

•	Total revenues from our Piccolo chemistry analyzers and medical reagent discs in North America increased by 13%, or $1.2 million, primarily due to an increase in the sales volume of medical reagent discs sold to Abbott.

•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 31%, or $9.9 million, primarily due to (a) sales of VetScan chemistry analyzers to the U.S. government in the first quarter of fiscal 2015, (b) sales of VetScan chemistry analyzers to VCA’s Animal Hospitals in the second quarter of fiscal 2015 resulting from our product supply agreement that we entered into in May 2014 and (c) an increase in the sales volume of veterinary reagent discs due to an expanded installed base.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America decreased by 22%, or $2.3 million, primarily due to lower sales of VetScan hematology instruments sold to MWI to balance the inventory level in the distribution channel, partially offset by an increase in the sales volume of hematology reagent kits due to an expanded installed base.

•	Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i‑STAT analyzers and related consumables and VetScan rapid tests in North America decreased by 12%, or $1.7 million, primarily due to lower sales of VetScan i‑STAT analyzers sold to MWI to balance the inventory level in the distribution channel, partially offset by an increase in the sales volume of VetScan rapid tests sold to MWI.

•	Other product and service revenues in North America increased by 54%, or $3.8 million, primarily attributable to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL due to an expanded customer base.

Europe.  During the six months ended September 30, 2014, total revenues in Europe increased by 12%, or $1.5 million, as compared to the same period in fiscal 2014.  Revenues from Piccolo chemistry analyzers and medical reagent discs increased by 10%, or $320,000, primarily due to an increase in the sales volume of medical reagent discs sold to various distributors during the second quarter of fiscal 2015.  Revenues from VetScan chemistry analyzers and veterinary reagent discs increased by 14%, or $1.2 million, primarily due to an increase in the sales volume of veterinary reagent discs sold to two distributors, partially offset by lower average selling prices of VetScan chemistry analyzers sold during the first quarter of fiscal 2015.

Asia Pacific and rest of the world.  During the six months ended September 30, 2014, the change in total revenues in Asia Pacific and rest of the world was not significant, as compared to the same period in fiscal 2014.

Significant concentrations.  During the six months ended September 30, 2014 and 2013, one distributor in the United States, MWI, accounted for 17% and 22%, respectively, of our total worldwide revenues.

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

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for the three months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended September 30,				Change
	2014	Percent of Revenues(1)	2013	Percent of Revenues(1)	Dollar Change	Percent Change
Revenues:
Medical Market	$7,616	100%	$7,177	100%	$439	6%
Percentage of total revenues	14%		16%
Veterinary Market	45,568	100%	37,915	100%	7,653	20%
Percentage of total revenues	85%		83%
Other(2)	759		759		-	-%
Percentage of total revenues	1%		1%
Total revenues	53,943		45,851		8,092	18%
Cost of revenues:
Medical Market	4,053	53%	3,999	56%	54	1%
Veterinary Market	21,427	47%	19,961	53%	1,466	7%
Other(2)	31		19		12	63%
Total cost of revenues	25,511		23,979		1,532	6%
Gross profit:
Medical Market	3,563	47%	3,178	44%	385	12%
Veterinary Market	24,141	53%	17,954	47%	6,187	34%
Other(2)	728		740		(12)	(2)%
Gross profit	$28,432		$21,872		$6,560	30%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended September 30, 2014, total revenues in the medical market increased by 6%, or $439,000, as compared to the same period in fiscal 2014.  The change in the medical market segment was primarily attributable to the following:

•	Total revenues from Piccolo chemistry analyzers decreased by 10%, or $191,000, during the three months ended September 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to a decrease in the sales volume of Piccolo chemistry analyzers sold to Abbott in North America.

•	Total revenues from medical reagent discs increased by 14%, or $698,000, during the three months ended September 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to an increase in the sales volume of medical reagent discs sold to Abbott in North America and various distributors in Europe.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 12%, or $385,000, during the three months ended September 30, 2014, as compared to the same period in fiscal 2014.  Gross profit percentages for the medical market segment during the three months ended September 30, 2014 and 2013 were 47% and 44%, respectively.  In absolute dollars and as a percentage of total revenues, the increase in gross profit was primarily due to higher unit sales of medical reagent discs.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended September 30, 2014, total revenues in the veterinary market increased by 20%, or $7.7 million, as compared to the same period in fiscal 2014.  The change in the veterinary market segment was primarily attributable to the following:

•	Total revenues from veterinary instruments decreased by 28%, or $3.2 million, during the three months ended September 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to lower sales of VetScan hematology instruments and VetScan i‑STAT analyzers sold to MWI to balance the inventory level in the distribution channel. These decreases were partially offset by sales of VetScan chemistry analyzers during the second quarter of fiscal 2015 to VCA’s Animal Hospitals resulting from a product supply agreement that we entered into in May 2014.

•	Total revenues from consumables in the veterinary market increased by 37%, or $8.7 million, during the three months ended September 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to (a) an increase in the sales volume of veterinary reagent discs and hematology reagent kits in North America due to an expanded installed base, (b) an increase in the sales volume of veterinary reagent discs sold to a distributor in Europe and (c) an increase in the sales volume of VetScan rapid tests in North America sold to MWI.

•	Total revenues from other products and services in the veterinary market increased by 89%, or $2.2 million, during the three months ended September 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL in North America due to an expanded customer base.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 34%, or $6.2 million, during the three months ended September 30, 2014, as compared to the same period in fiscal 2014.  Gross profit percentages for the veterinary market segment during the three months ended September 30, 2014 and 2013 were 53% and 47%, respectively.  In absolute dollars, the net increase in gross profit was primarily attributable to (a) higher unit sales of veterinary reagent discs and hematology reagent kits and (b) a reduction in cost of laboratory services per test and efficiency from an increase in volume of test requisitions.  These increases were partially offset by lower unit sales of VetScan hematology instruments.  The increase in gross profit percentage was primarily attributable to higher unit sales of veterinary reagent discs.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process.  The change in gross profit in our other category was not significant during the three months ended September 30, 2014, as compared to the same period in fiscal 2014.

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for the six months ended September 30, 2014 and 2013 (in thousands, except percentages):

	Six Months Ended September 30,				Change
	2014	Percent of Revenues(1)	2013	Percent of Revenues(1)	Dollar Change	Percent Change
Revenues:
Medical Market	$14,861	100%	$13,215	100%	$1,646	12%
Percentage of total revenues	15%		15%
Veterinary Market	84,935	100%	74,286	100%	10,649	14%
Percentage of total revenues	84%		83%
Other(2)	1,624		1,519		105	7%
Percentage of total revenues	1%		2%
Total revenues	101,420		89,020		12,400	14%
Cost of revenues:
Medical Market	7,897	53%	7,293	55%	604	8%
Veterinary Market	41,151	48%	38,909	52%	2,242	6%
Other(2)	68		54		14	26%
Total cost of revenues	49,116		46,256		2,860	6%
Gross profit:
Medical Market	6,964	47%	5,922	45%	1,042	18%
Veterinary Market	43,784	52%	35,377	48%	8,407	24%
Other(2)	1,556		1,465		91	6%
Gross profit	$52,304		$42,764		$9,540	22%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the six months ended September 30, 2014, total revenues in the medical market increased by 12%, or $1.6 million, as compared to the same period in fiscal 2014.  The change in the medical market segment was primarily attributable to the following:

•	The change in total revenues from Piccolo chemistry analyzers during the six months ended September 30, 2014 was not significant as compared to the same period in fiscal 2014.

•	Total revenues from medical reagent discs increased by 18%, or $1.7 million, during the six months ended September 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to an increase in the sales volume of medical reagent discs sold to Abbott in North America and various distributors in Europe.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 18%, or $1.0 million, during the six months ended September 30, 2014, as compared to the same period in fiscal 2014.  Gross profit percentages for the medical market segment during the six months ended September 30, 2014 and 2013 were 47% and 45%, respectively.  In absolute dollars and as a percentage of total revenues, the increase in gross profit was primarily due to higher unit sales of medical reagent discs.

Veterinary Market

Revenues for Veterinary Market Segment

During the six months ended September 30, 2014, total revenues in the veterinary market increased by 14%, or $10.6 million, as compared to the same period in fiscal 2014.  The change in the veterinary market segment was primarily attributable to the following:

•	Total revenues from veterinary instruments decreased by 23%, or $4.5 million, during the six months ended September 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to (a) lower sales of VetScan hematology instruments and VetScan i‑STAT analyzers sold to MWI to balance the inventory level in the distribution channel and (b) lower average selling prices of VetScan chemistry analyzers sold in Europe during the first quarter of fiscal 2015. These decreases were partially offset by sales of VetScan chemistry analyzers to the U.S. government in the first quarter of fiscal 2015 and to VCA’s Animal Hospitals in the second quarter of fiscal 2015.

•	Total revenues from consumables in the veterinary market increased by 23%, or $11.5 million, during the six months ended September 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to (a) an increase in the sales volume of veterinary reagent discs and hematology reagent kits in North America due to an expanded installed base, (b) an increase in the sales volume of veterinary reagent discs sold to two distributors in Europe and (c) an increase in the sales volume of VetScan rapid tests in North America sold to MWI.

•	Total revenues from other products and services in the veterinary market increased by 72%, or $3.7 million, during the six months ended September 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL in North America due to an expanded customer base.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 24%, or $8.4 million, during the six months ended September 30, 2014, as compared to the same period in fiscal 2014.  Gross profit percentages for the veterinary market segment during the six months ended September 30, 2014 and 2013 were 52% and 48%, respectively.  In absolute dollars, the net increase in gross profit was primarily attributable to (a) higher unit sales of veterinary reagent discs and hematology reagent kits and (b) a reduction in cost of laboratory services per test and efficiency from an increase in volume of test requisitions.  These increases were partially offset by lower unit sales of VetScan hematology instruments.  The increase in gross profit percentage was primarily attributable to higher unit sales of veterinary reagent discs.

Other

The change in gross profit in our other category was not significant during the six months ended September 30, 2014, as compared to the same period in fiscal 2014.

Three and Six Months Ended September 30, 2014 Compared to Three and Six Months Ended September 30, 2013

Cost of Revenues

The following sets forth our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
			Dollar	Percent			Dollar	Percent
	2014	2013	Change	Change	2014	2013	Change	Change
Cost of revenues	$25,511	$23,979	$1,532	6%	$49,116	$46,256	$2,860	6%
Percentage of total revenues	47%	52%			48%	52%

Cost of revenues includes the cost of materials, direct labor costs, costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.  Additionally, cost of revenues includes cost of laboratory services for veterinary reference laboratory diagnostic and consulting services provided by AVRL.

The increase in cost of revenues, in absolute dollars, during the three months ended September 30, 2014, as compared to the same period in fiscal 2014, was primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers and medical and veterinary reagent discs and (b) an increase in volume of laboratory test requisitions.  These increases were partially offset by (a) lower unit sales of VetScan hematology instruments and (b) a reduction in cost of laboratory services per test and efficiency from an increase in volume of test requisitions.  The decrease in cost of revenues, as a percentage of total revenues, during the three months ended September 30, 2014, as compared to the same period in fiscal 2014, was primarily due to an increase in the sales volume of medical and veterinary reagent discs.

The increase in cost of revenues, in absolute dollars, during the six months ended September 30, 2014, as compared to the same period in fiscal 2014, was primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers and medical and veterinary reagent discs and (b) an increase in volume of laboratory test requisitions.  These increases were partially offset by (a) lower unit sales of VetScan hematology instruments and VetScan i- STAT analyzers and (b) a reduction in cost of laboratory services per test and efficiency from an increase in volume of test requisitions.  The decrease in cost of revenues, as a percentage of total revenues, during the six months ended September 30, 2014, as compared to the same period in fiscal 2014, was primarily due to an increase in the sales volume of medical and veterinary reagent discs.

Gross Profit

The following sets forth our gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Total gross profit	$28,432	$21,872	$6,560	30%	$52,304	$42,764	$9,540	22%
Total gross profit percentage	53%	48%			52%	48%

Gross profit during the three months ended September 30, 2014 increased by 30%, or $6.6 million, as compared to the same period in fiscal 2014, primarily attributable to the following: (a) higher unit sales of medical and veterinary reagent discs and hematology reagent kits and (b) a reduction in costs of laboratory services per test and efficiency from an increase in volume of test requisitions.  These increases were partially offset by lower unit sales of VetScan hematology instruments.  The increase in gross profit percentage was primarily attributable to higher unit sales of medical and veterinary reagent discs.

Gross profit during the six months ended September 30, 2014 increased by 22%, or $9.5 million, as compared to the same period in fiscal 2014, primarily attributable to the following: (a) higher unit sales of medical and veterinary reagent discs and hematology reagent kits and (b) a reduction in costs of laboratory services per test and efficiency from an increase in volume of test requisitions.   These increases were partially offset by lower unit sales of VetScan hematology instruments.  The increase in gross profit percentage was primarily attributable to higher unit sales of medical and veterinary reagent discs.

Research and Development

The following sets forth our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Research and development expenses	$4,232	$3,418	$814	24%	$8,179	$6,591	$1,588	24%
Percentage of total revenues	8%	7%			8%	7%

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

Research and development expenses increased during the three months ended September 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to an increase in employee bonus compensation expense due to meeting company performance targets.  Share-based compensation expense included in research and development expenses during the three months ended September 30, 2014 and 2013 was $378,000 and $215,000, respectively.

Research and development expenses increased during the six months ended September 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to an increase in employee bonus compensation expense due to meeting company performance targets and expenses related to new product development and enhancement of existing products in both the medical and veterinary markets, including costs associated with our research and development diagnostic agreement with LamdaGen Corporation, which we entered into in fiscal 2014, to integrate LamdaGen’s high-sensitivity Plasmonic ELISA technology on the reagent discs used with our chemistry analyzers.  Share-based compensation expense included in research and development expenses during the six months ended September 30, 2014 and 2013 was $819,000 and $582,000, respectively.

We anticipate the dollar amount of research and development expenses to increase in fiscal 2015 from fiscal 2014 but remain consistent as a percentage of total revenues, as we complete new products and enhance existing products for both the medical and veterinary markets.

Sales and Marketing

The following sets forth our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Sales and marketing expenses	$11,476	$9,902	$1,574	16%	$21,054	$19,930	$1,124	6%
Percentage of total revenues	21%	22%			21%	22%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, services related to customer and technical support and costs associated with advertising and marketing of AVRL.

Sales and marketing expenses increased during the three months ended September 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to an increase in employee bonus compensation expense due to meeting company performance targets.  Share-based compensation expense included in sales and marketing expenses during the three months ended September 30, 2014 and 2013 was $701,000 and $595,000, respectively.

Sales and marketing expenses increased during the six months ended September 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to an increase in employee bonus compensation expense due to meeting company performance targets, partially offset by (a) a decrease in personnel-related expenses in the first quarter of fiscal 2015 primarily due to lower veterinary business headcount and (b) decreased costs related to promotional and marketing spending in the first quarter of fiscal 2015.  Share-based compensation expense included in sales and marketing expenses during the six months ended September 30, 2014 and 2013 was $1.5 million and $1.3 million, respectively.

General and Administrative

The following sets forth our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
General and administrative expenses	$3,797	$2,853	$944	33%	$6,705	$5,908	$797	13%
Percentage of total revenues	7%	6%			7%	7%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense) and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

General and administrative expenses increased during the three months ended September 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to an increase in employee bonus compensation expense due to meeting company performance targets and other expenses to support our ongoing growth.  Share-based compensation expense included in general and administrative expenses during the three months ended September 30, 2014 and 2013 was $1.0 million and $745,000, respectively.

General and administrative expenses increased during the six months ended September 30, 2014, as compared to the same period in fiscal 2014, primarily attributable to an increase in employee bonus compensation expense due to meeting company performance targets and other expenses to support our ongoing growth, partially offset by a decrease in share-based compensation related to adjustments for forfeiture estimates to reflect actual forfeitures when an award vested in the first quarter of fiscal 2015.  Share-based compensation expense included in general and administrative expenses during the six months ended September 30, 2014 and 2013 was $1.4 million and $1.7 million, respectively.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net, for the periods indicated (in thousands):

	Three Months Ended September 30,			Six Months Ended September 30,
	2014	2013	Dollar Change	2014	2013	Dollar Change
Interest and other income (expense), net	$(445)	$507	$(952)	$(398)	$911	$(1,309)

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of an unconsolidated affiliate.

Interest and other income (expense), net decreased during the three and six months ended September 30, 2014 as compared to the same period in fiscal 2014, primarily attributable to foreign currency exchange rate fluctuations.

Income Tax Provision

The following sets forth our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Income tax provision	$3,082	$2,210	$5,853	$4,021
Effective tax rate	36%	36%	37%	36%

During the three months ended September 30, 2014 and 2013, our income tax provision was $3.1 million, based on an effective tax rate of 36%, and $2.2 million, based on an effective tax rate of 36%, respectively.  The effective tax rate during the three months ended September 30, 2014, as compared to the three months ended September 30, 2013, was impacted by an elimination of federal research and development tax credits resulting from the expiration of the credit for expenses incurred after December 31, 2013, partially offset by an increase in federal tax benefits for qualified production activities.

During the six months ended September 30, 2014 and 2013, our income tax provision was $5.9 million, based on an effective tax rate of 37%, and $4.0 million, based on an effective tax rate of 36%, respectively.  The increase in our effective tax rate during the six months ended September 30, 2014, as compared to the six months ended September 30, 2013, was primarily due to an elimination of federal research and development tax credits resulting from the expiration of the credit for expenses incurred after December 31, 2013.

We did not have any unrecognized tax benefits as of September 30, 2014 and March 31, 2014.  During the three and six months ended September 30, 2014 and 2013, we did not recognize any interest or penalties related to unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at September 30, 2014 and March 31, 2014 (in thousands, except percentages):

	September 30, 2014	March 31, 2014
Cash and cash equivalents	$84,594	$73,589
Short-term investments	20,844	29,102
Long-term investments	20,851	18,491
Total cash, cash equivalents and investments	$126,289	$121,182
Percentage of total assets	54%	56%

At September 30, 2014, we had net working capital of $153.0 million compared to $148.6 million at March 31, 2014.

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities for the six months ended September 30, 2014 and 2013 were as follows (in thousands):

	Six Months Ended September 30,
	2014	2013
Net cash provided by operating activities	$16,365	$14,176
Net cash provided by investing activities	1,673	4,850
Net cash used in financing activities	(6,459)	(2,836)
Effect of exchange rate changes on cash and cash equivalents	(574)	346
Net increase in cash and cash equivalents	$11,005	$16,536

Cash and cash equivalents at September 30, 2014 were $84.6 million compared to $73.6 million at March 31, 2014.  The increase in cash and cash equivalents during the six months ended September 30, 2014 was primarily due to net cash provided by operating activities of $16.4 million and proceeds from maturities and redemptions of investments of $19.2 million.  The increase was partially offset by purchases of investments of $13.7 million, payments made for tax withholdings related to net share settlements of restricted stock units of $2.9 million, purchases of property and equipment of $3.9 million and payment of cash dividends totaling $4.5 million during the six months ended September 30, 2014.

Cash Flows from Operating Activities

During the six months ended September 30, 2014, we generated $16.4 million in cash from operating activities, compared to $14.2 million during the six months ended September 30, 2013.  The cash provided by operating activities during the six months ended September 30, 2014 was primarily the result of net income of $10.1 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $4.2 million and share-based compensation expense of $4.5 million.  Additionally, during the six months ended September 30, 2014, we had non-cash adjustments related to excess tax benefits from share-based awards of $859,000.

Other changes in operating activities during the six months ended September 30, 2014 were as follows:

•	Receivables, net increased by $7.1 million, from $29.2 million at March 31, 2014 to $36.4 million as of September 30, 2014, primarily due to higher sales during the second quarter of fiscal 2015.

•	Inventories increased by $2.0 million, from $27.0 million at March 31, 2014 to $29.0 million as of September 30, 2014, primarily based on our projected sales plan.

•	Prepaid expenses and other current assets increased by $1.5 million, from $2.5 million at March 31, 2014 to $4.0 million as of September 30, 2014, primarily attributable to an increase in prepaid taxes due to the timing of estimated income tax payments.

•	Net current deferred tax assets increased by $1.5 million, from $4.5 million at March 31, 2014 to $6.0 million as of September 30, 2014, primarily as a result of the timing for the deduction of share-based compensation, reserves, accruals, depreciation and amortization.

•	Accounts payable increased by $4.0 million, from $6.1 million at March 31, 2014 to $10.1 million as of September 30, 2014, primarily due to the timing and payment of services and inventory purchases.

•	Accrued payroll and related expenses increased by $4.1 million, from $4.7 million at March 31, 2014 to $8.8 million as of September 30, 2014, primarily due to an increase in accrued bonus at September 30, 2014 because qualifiers for bonus payments were met in the second quarter of fiscal 2015.

•	Accrued taxes decreased by $380,000, from $1.1 million at March 31, 2014 to $764,000 as of September 30, 2014, primarily due to the timing of estimated income tax payments.

•	Other accrued liabilities increased by $2.5 million, from $3.1 million at March 31, 2014 to $5.6 million as of September 30, 2014, primarily due to higher accruals for customer incentive programs during the quarter ended September 30, 2014.

•	As of September 30, 2014 and March 31, 2014, the current portion of deferred revenue was $1.2 million and $1.2 million, respectively, and the non-current portion of deferred revenue was $3.6 million and $4.0 million, respectively. Net current and non-current deferred revenue decreased by $441,000 from March 31, 2014 to September 30, 2014, primarily attributable to deferred revenue recognized ratably over the life of extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments. In October 2013, we prospectively changed the standard warranty obligations on certain instruments sold from three to five years, which resulted in a decrease in maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments.

•	As of September 30, 2014 and March 31, 2014, the current portion of warranty reserve was $1.2 million and $1.0 million, respectively, and the non-current portion of warranty reserve was $992,000 and $821,000, respectively. The increase in current and non-current warranty reserve from March 31, 2014 to September 30, 2014 was primarily due to an increase in the number of instruments in standard warranty during the six months ended September 30, 2014. Warranty reserve is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs of reagent discs. In October 2013, we prospectively changed the standard warranty obligations on certain instruments from three to five years. The increase in the standard warranty obligation did not result in a material impact on our warranty reserves or cost of revenues during the period. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

We anticipate that we will incur incremental additional costs to support our future operations, including further additional pre-clinical testing and clinical trials for our current and future products; research and design costs related to the continuing development of our current and future products; acquisition of capital equipment for our manufacturing facility and costs to operate AVRL.

Cash Flows from Investing Activities

Net cash provided by investing activities during the six months ended September 30, 2014 totaled $1.7 million, compared to net cash provided by investing activities of $4.9 million during the six months ended September 30, 2013.  Changes in investing activities were as follows:

•	Cash provided by proceeds from maturities and redemptions of investments in certificates of deposit, commercial paper and corporate bonds totaled $19.2 million during the six months ended September 30, 2014. Cash used to purchase investments in certificates of deposit, commercial paper and corporate bonds totaled $13.7 million during the six months ended September 30, 2014.

•	Our capital expenditures totaled $3.9 million during the six months ended September 30, 2014, primarily to increase our manufacturing capacity and support our growth in our medical and veterinary business in North America. We expect to continue to make significant capital expenditures as necessary in the normal course of our business.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended September 30, 2014 totaled $6.5 million, compared to net cash used in financing activities of $2.8 million during the six months ended September 30, 2013.  The changes during the six months ended September 30, 2014 were primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $2.9 million and a cash dividend payment of $4.5 million.  In April 2014, our Board of Directors declared a cash dividend of $0.10 per share on our outstanding common stock to all shareholders of record as of the close of business on June 3, 2014.  The dividend totaled $2.2 million and was paid on June 17, 2014.  In July 2014, our Board of Directors declared a cash dividend of $0.10 per share on our outstanding common stock to all shareholders of record as of the close of business on September 3, 2014.  The dividend totaled $2.3 million and was paid on September 17, 2014.  Additionally, during the six months ended September 30, 2014, we did not purchase any shares pursuant to our share repurchase program described below.

Dividend

In April 2014, our Board of Directors declared a cash dividend of $0.10 per share on our outstanding common stock to all shareholders of record as of the close of business on June 3, 2014.  The dividend totaled $2.2 million and was paid on June 17, 2014.  In July 2014, our Board of Directors declared a cash dividend of $0.10 per share on our outstanding common stock to all shareholders of record as of the close of business on September 3, 2014.  The dividend totaled $2.3 million and was paid on September 17, 2014.  In October 2014, our Board of Directors declared a cash dividend of $0.10 per share on our outstanding common stock to be paid on December 16, 2014 to all shareholders of record as of the close of business on November 17, 2014.  We anticipate paying an additional quarterly dividend during our fourth quarter of fiscal 2015.  However, such future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Share Repurchase Program

Between August 2011 and January 2012, the Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock.  In July 2013, the Board of Directors approved a $12.3 million increase to our existing share repurchase program to a total of $67.3 million.  As of September 30, 2014, $37.0 million was available to purchase common stock under our share repurchase program.  Since the share repurchase program began, through September 30, 2014, we have repurchased 1.3 million shares of our common stock at a total cost of $30.3 million, including commission expense.  During the three and six months ended September 30, 2014 and 2013, we did not repurchase any shares of our common stock.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.  Repurchased shares are retired.

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

Contractual Obligations

Purchase Commitments.  We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $11.2 million as of September 30, 2014.  These purchase order commitments include our purchase obligations to purchase VSpro specialty analyzers and related cartridges from SMB of Denmark through calendar year 2016 and obligations to purchase Diatron hematology instruments from Diatron of Hungary through fiscal year 2015.

Notes Payable.  We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan was effective January 2011, bears interest at 5.0% and is payable quarterly.  As of September 30, 2014, our short-term and long-term notes payable balances were $100,000 and $531,000, respectively, and we recorded the short-term balance in “Other accrued liabilities” on the condensed consolidated balance sheets.  The entire outstanding balance of the note is payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of September 30, 2014.

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

On October 1, 2013, before the court ruled on the motions to dismiss, the parties notified the court that they had reached a settlement of the lawsuit.  On January 16, 2014, the parties entered into a Stipulation of Settlement, and the following day, the plaintiff filed a motion for preliminary approval.  On April 15, 2014, the court issued an order granting preliminary approval of the settlement.  A hearing on the motion for final approval of the settlement and the plaintiff’s petition for attorney’s fees was held on June 17, 2014.  On August 12, 2014, the Court issued a final judgment order, among other things, approving the settlement.  Pursuant to the settlement, the parties have agreed that the claims against the defendants will be dismissed with prejudice and will be granted the release of certain known or unknown claims that have been or could have been brought later in the court arising out of the same allegations.  We have also agreed that we will adopt certain corporate governance measures, such measures to be in effect for at least five years.  The court also awarded $579,430 in attorney’s fees and costs to plaintiff’s counsel, which was paid by the Company’s insurance.  We believe that the attorney’s fees that were awarded to the plaintiff’s counsel did not have a material adverse effect on Abaxis, our consolidated financial position or our results of operations.

We are involved from time to time in various litigation matters in the normal course of business.  There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933.  In addition, we identified no variable interests in any variable interest entities.

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

Interest Rate Risk

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk.  At September 30, 2014, our short-term and long-term investments totaled $20.8 million and $20.9 million, respectively, consisting of investments in certificates of deposit, commercial paper, corporate bonds and municipal bonds.  For our securities classified as available-for-sale, we record these investments at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of any tax effects, in shareholders’ equity.  The fair value of our investment portfolio is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness.  Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at September 30, 2014, as the assets consisted of highly liquid securities.

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments.  As of September 30, 2014, we had $31.4 million in investments classified as held-to-maturity and carried at amortized cost.  We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at September 30, 2014 until maturity and therefore, we believe we have no material exposure to interest rate risk.  As of September 30, 2014, our investments classified as available-for-sale totaled $10.3 million, consisting primarily of fixed income securities and thus changes in interest rates would not have a material effect on our business, operating results or financial condition.  We have not experienced any significant loss on our investment portfolio during fiscal 2014 or during the six months ended September 30, 2014.

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

Investment in a Privately Held Company

In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash.  SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008.  The investment is recorded in “Investment in Unconsolidated Affiliate” in our condensed consolidated balance sheets and we use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it.  As of September 30, 2014, the total carrying amount of our investment in SMB was $2.6 million.  The investment is inherently risky and we could lose our entire investment in this company.  To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

Other than the foregoing, there have been no material changes in our market risk during the three months ended September 30, 2014 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of September 30, 2014.  Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act.

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

On October 1, 2013, before the court ruled on the motions to dismiss, the parties notified the court that they had reached a settlement of the lawsuit.  On January 16, 2014, the parties entered into a Stipulation of Settlement, and the following day, the plaintiff filed a motion for preliminary approval.  On April 15, 2014, the court issued an order granting preliminary approval of the settlement.  A hearing on the motion for final approval of the settlement and the plaintiff’s petition for attorney’s fees was held on June 17, 2014.  On August 12, 2014, the Court issued a final judgment order, among other things, approving the settlement.  Pursuant to the settlement, the parties have agreed that the claims against the defendants will be dismissed with prejudice and will be granted the release of certain known or unknown claims that have been or could have been brought later in the court arising out of the same allegations.  We have also agreed that we will adopt certain corporate governance measures, such measures to be in effect for at least five years.  The court also awarded $579,430 in attorney’s fees and costs to plaintiff’s counsel, which was paid by the Company’s insurance.  We believe that the attorney’s fees that were awarded to the plaintiff’s counsel did not have a material adverse effect on Abaxis, our consolidated financial position or our results of operations.

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

Abbott has the exclusive right to sell and distribute our Piccolo Xpress chemistry analyzer and associated consumables in the United States professionally-attended human healthcare market, excluding sales and distribution to Catapult Health LLC and specified customer segments, which includes pharmacy and retail store clinics, shopping malls, clinical research organizations and cruise ship lines.  As a result of the Abbott Agreement, we no longer have control over the marketing and sale of our primary medical products into most of the U.S. medical market and are dependent upon the efforts and priorities of Abbott in promoting and creating a demand for such products in such market.  Should these efforts be unsuccessful, our business, financial condition and results of operations are likely to be adversely affected.  Specifically, we do not have any control over pricing, inventory levels, distribution efforts and other factors that may impact the level of sales achieved, timing of revenue recognized and other adjustments that may impact our reported sales.  Moreover, we are dependent upon Abbott’s forecasts and sales efforts and maintenance of pre-existing sub-distributor agreements that were assigned to Abbott.  The transition of this U.S. medical business has had an adverse effect on our revenues during fiscal 2014, with respect to lower average selling prices of Piccolo products sold to Abbott and the timing of purchases of our products now sold by Abbott as it integrated our products into its sales process.

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

We must manage the inventory of our products held by our distributors effectively.  Any excess or shortage of inventory held by our distributors could affect our results of operations.  Our distributors may increase orders during periods of product shortages and cancel or delay orders if their inventory is too high.  They also may adjust their orders in response to the supply of our products, the products of our competitors that are available to them, and in response to seasonal fluctuations in customer demand.  Revenues from sales to our distributors generally are recognized based upon shipment of our products to the distributors, net of estimated sales allowances, discounts and rebates.  Inventory management remains an area of focus as we balance inventory levels of our instruments and consumables, especially in our United States veterinary market distribution channel, consisting of both national and regional distributors.  We must also balance the need to maintain sufficient inventory levels in the distribution channel against the risk of inventory obsolescence because of the shelf life of our consumable products and customer demand.  If we ultimately determine that we have excess inventory at our distributors or inventory imbalances in the distribution channel, we may have to reduce our selling prices, which could result in lower gross margins.  During the second half of fiscal 2014, as compared to the same period in fiscal 2013, our revenues were adversely impacted in the United States veterinary market by excess channel inventory and inventory imbalances and resulted to a decrease of sales orders from our largest distributors in the veterinary market.  The excess channel inventory was the result of our distributors not selling our products to end customers at the same rate as they were purchasing products from us.  Should our efforts to monitor and manage channel inventory be unsuccessful, our business, financial condition and results of operations are likely to be adversely affected.

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

As of September 30, 2014, 71 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 40 patents have been issued and 13 patents are currently active.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future.  During the quarter ended September 30, 2014, the closing sale prices of our common stock on the NASDAQ Global Select Market ranged from $41.80 to $53.11 per share and the closing sale price on September 30, 2014, was $50.71 per share.  During the last eight fiscal quarters ended September 30, 2014, our stock price closed at a high of $53.11 per share on September 18, 2014 and a low of $32.40 per share on October 23, 2013.  Many factors may affect the market price of our common stock, including:

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

None.

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

10.1*
Transition/Separation Agreement between Abaxis, Inc. and Vladimir E. Ostoich, Ph.D., dated August 15, 2014 (filed with the Securities and Exchange Commission on August 21, 2014 as Exhibit 10.1 to our Current Report on Form 8-K (SEC File No. 000-19720) and incorporated herein by reference).

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

ABAXIS, INC.
(Registrant)

Date: November 10, 2014	BY:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 10, 2014	BY:	/s/ Alberto R. Santa Ines
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

10.1*
Transition/Separation Agreement between Abaxis, Inc. and Vladimir E. Ostoich, Ph.D., dated August 15, 2014 (filed with the Securities and Exchange Commission on August 21, 2014 as Exhibit 10.1 to our Current Report on Form 8-K (SEC File No. 000-19720) and incorporated herein by reference).

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