Form 10-Q
period 2014-12-31
ABAXIS INC
filed 2015-02-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2014

or

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

Yes ☐                                        No ☒

As of February 5, 2015, there were 22,539,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
 Form 10-Q
For the Quarter Ended December 31, 2014

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	December 31, 2014	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$89,770	$73,589
Short-term investments	19,508	29,102
Receivables (net of allowances of $210 at December 31, 2014 and $182 at March 31, 2014)	31,361	29,227
Inventories	33,742	26,978
Prepaid expenses and other current assets	5,149	2,452
Net deferred tax assets, current	7,241	4,464
Total current assets	186,771	165,812
Long-term investments	23,834	18,491
Investment in unconsolidated affiliate	2,720	2,646
Property and equipment, net	29,602	27,176
Intangible assets, net	2,031	1,624
Net deferred tax assets, non-current	1,293	1,557
Other assets	248	74
Total assets	$246,499	$217,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,556	$6,111
Accrued payroll and related expenses	8,047	4,654
Accrued taxes	996	1,144
Other accrued liabilities	10,213	3,095
Deferred revenue	1,273	1,208
Warranty reserve	1,410	1,047
Total current liabilities	30,495	17,259
Non-current liabilities:
Deferred revenue	3,411	4,035
Warranty reserve	1,497	821
Net deferred tax liabilities	311	-
Notes payable, less current portion	505	581
Other non-current liabilities	1,923	768
Total non-current liabilities	7,647	6,205
Total liabilities	38,142	23,464
Commitments and contingencies (Note 11)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,536,000 and 22,308,000 shares issued and outstanding at December 31, 2014 and at March 31, 2014, respectively	129,813	124,603
Retained earnings	78,566	69,318
Accumulated other comprehensive loss	(22)	(5)
Total shareholders' equity	208,357	193,916
Total liabilities and shareholders' equity	$246,499	$217,380

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Revenues	$59,502	$40,810	$160,922	$129,830
Cost of revenues	30,335	21,477	79,451	67,733
Gross profit	29,167	19,333	81,471	62,097
Operating expenses:
Research and development	3,585	3,596	11,764	10,187
Sales and marketing	11,656	8,706	32,710	28,636
General and administrative	4,770	2,408	11,475	8,316
Total operating expenses	20,011	14,710	55,949	47,139
Income from operations	9,156	4,623	25,522	14,958
Interest and other income (expense), net	(197)	235	(595)	1,146
Income before income tax provision	8,959	4,858	24,927	16,104
Income tax provision	3,074	1,636	8,927	5,657
Net income	$5,885	$3,222	$16,000	$10,447

Net income per share:
Basic net income per share	$0.26	$0.14	$0.71	$0.47
Diluted net income per share	$0.26	$0.14	$0.70	$0.46
Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,533,000	22,271,000	22,483,000	22,269,000
Weighted average common shares outstanding - diluted	22,756,000	22,500,000	22,717,000	22,572,000
Cash dividends declared per share	$0.10	$-	$0.30	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Net income	$5,885	$3,222	$16,000	$10,447
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	(8)	(10)	(28)	(24)
Tax provision (benefit) on other comprehensive income (loss)	(4)	(3)	(11)	(9)
Other comprehensive income (loss), net of tax	(4)	(7)	(17)	(15)
Comprehensive income	$5,881	$3,215	$15,983	$10,432

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
 (Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2014	2013
Cash flows from operating activities:
Net income	$16,000	$10,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,387	5,495
Investment premium amortization, net	478	424
Net (gain) loss on disposals of property and equipment	(16)	(5)
Foreign exchange (gain) loss	938	(481)
Share-based compensation expense	7,220	5,729
Excess tax benefits from share-based awards	(952)	(1,785)
Deferred income taxes	(3,071)	(585)
Equity in net (income) loss of unconsolidated affiliate	(74)	(66)
Changes in assets and liabilities:
Receivables, net	(1,537)	11,634
Inventories	(6,660)	(3,370)
Prepaid expenses and other current assets	(1,378)	967
Other assets	(76)	14
Accounts payable	920	(1,518)
Accrued payroll and related expenses	3,393	(339)
Accrued taxes	24	81
Other liabilities	5,760	(367)
Deferred revenue	(559)	384
Warranty reserve	1,039	494
Net cash provided by operating activities	27,836	27,153
Cash flows from investing activities:
Purchases of held-to-maturity investments	(23,478)	(8,036)
Proceeds from maturities and redemptions of available-for-sale investments	6,498	1,023
Proceeds from maturities and redemptions of held-to-maturity investments	20,725	18,813
Purchases of property and equipment	(4,964)	(4,317)
Proceeds from disposals of property and equipment	25	44
Acquisitions, net of cash acquired	(721)	-
Net cash (used in) provided by investing activities	(1,915)	7,527
Cash flows from financing activities:
Proceeds from the exercise of stock options	24	113
Tax withholdings related to net share settlements of restricted stock units	(3,013)	(4,672)
Excess tax benefits from share-based awards	952	1,785
Repurchases of common stock	-	(2,981)
Proceeds from the exercise of warrants	72	-
Dividends paid	(6,752)	-
Net cash used in financing activities	(8,717)	(5,755)
Effect of exchange rate changes on cash and cash equivalents	(1,023)	434
Net increase in cash and cash equivalents	16,181	29,359
Cash and cash equivalents at beginning of period	73,589	54,910
Cash and cash equivalents at end of period	$89,770	$84,269
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$11,136	$4,620
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$(17)	$(15)
Transfers of equipment between inventory and property and equipment, net	$1,552	$798
Net change in capitalized share-based compensation	$(30)	$14
Common stock withheld for employee taxes in connection with share-based compensation	$3,013	$4,672
Repayment of notes payable by credits from municipal agency	$76	$76
Settlement of preexisting business relationship in connection with acquisition	$931	$-
Installment payment obligation related to acquisition	$2,336	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Abaxis, Inc. (“Abaxis,” the “Company” or “we”), incorporated in California in 1989, develops, manufactures and markets portable blood analysis systems that are used in a broad range of medical specialties in human or veterinary patient care to provide clinicians with rapid blood constituent measurements.  Abaxis also provides veterinary reference laboratory diagnostic and consulting services for veterinarians.  We conduct business worldwide and manage our business on the basis of the following two reportable segments:  the medical market and the veterinary market.

Basis of Presentation

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods.  The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented.  The results for the three and nine month periods ended December 31, 2014 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2015 or for any interim or future period.

These unaudited condensed consolidated financial statements and related notes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Principles of Consolidation.  The accompanying unaudited condensed consolidated financial statements include the accounts of Abaxis and our wholly-owned subsidiaries.  Intercompany transactions and balances have been eliminated in consolidation.

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

NOTE 3.  ACQUISITIONS

In November 2014, Abaxis, through its wholly-owned subsidiary, entered into Share Purchase Agreements pursuant to which, Abaxis acquired 100% of the outstanding stock of Quality Clinical Reagents Limited (“QCR”) and Trio Diagnostics (Ireland) Ltd (“Trio”), both based in the United Kingdom.  QCR and Trio are distributors of laboratory instrumentation and consumables to the veterinary profession in the United Kingdom.  Our primary reason for the acquisitions was to continue servicing and supplying Abaxis veterinary products to our customer base.  The acquisition date fair value of the purchase consideration was $6.5 million, which included the following (in thousands):

Cash	$3,196
Installment payment obligations	2,336
Settlement of preexisting business relationship at fair value	931
Total	$6,463

As of December 31, 2014, $2.3 million will be payable in two installments during fiscal years 2016 through 2017.  The first installment obligation of GBP 750,000 is payable in fiscal year 2016 and the second installment of GBP 750,000 will be placed in escrow as security for post-closing indemnification obligations of certain of the sellers.  Any amounts remaining in escrow after three years following the closing date will be released to these sellers in fiscal year 2017, net of any outstanding indemnification claims.  The Share Purchase Agreements contain certain customary representations and warranties.  Additionally, in connection with the acquisition, we recorded a settlement of the preexisting business relationship related to accounts receivable due from QCR and Trio that existed on the acquisition date.  The book value of the accounts receivable approximates their fair value due to their short-term nature and no gain or loss was recorded.

The following table summarizes the acquisition date fair value of net tangible assets acquired and liabilities assumed from QCR and Trio (in thousands):

Fair Value
Net tangible assets acquired	$5,145
Intangible assets
Customer relationships	1,535
Tradename	16
Deferred tax liabilities	(336)
Goodwill	103
Total	$6,463

The useful lives for the customer relationships and tradename intangible assets acquired in the acquisition are ten years and two years, respectively, and will be amortized on a straight-line basis.

NOTE 4.  INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity.  The following table summarizes available-for-sale and held-to-maturity investments as of December 31, 2014 and March 31, 2014 (in thousands):

	Available-for-Sale Investments
December 31, 2014	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$4,355	$-	$(37)	$4,318
Total available-for-sale investments	$4,355	$-	$(37)	$4,318

	Held-to-Maturity Investments
December 31, 2014	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$6,716	$-	$(8)	$6,708
Commercial paper	7,488	-	(2)	7,486
Corporate bonds	21,812	19	(100)	21,731
Municipal bonds	3,008	16	(2)	3,022
Total held-to-maturity investments	$39,024	$35	$(112)	$38,947

	Available-for-Sale Investments
March 31, 2014	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Certificates of deposit	$498	$1	$-	$499
Corporate bonds	10,392	32	(42)	10,382
Total available-for-sale investments	$10,890	$33	$(42)	$10,881

	Held-to-Maturity Investments
March 31, 2014	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$5,722	$-	$(8)	$5,714
Commercial paper	12,991	-	(1)	12,990
Corporate bonds	14,920	65	(33)	14,952
Municipal bonds	3,079	20	(29)	3,070
Total held-to-maturity investments	$36,712	$85	$(71)	$36,726

The amortized cost of our held-to-maturity investments approximates their fair value.  As of December 31, 2014 and March 31, 2014, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale.  As of December 31, 2014 and March 31, 2014, we had unrealized losses on available-for-sale investments, net of related income taxes of $22,000 and $5,000, respectively.  During the three months ended December 31, 2014 and 2013, we did not have any redemptions of investments in accordance with callable provisions.  During the nine months ended December 31, 2014 and 2013, redemptions of investments in accordance with callable provisions were $1.3 million and $623,000, respectively.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of December 31, 2014 and March 31, 2014 (in thousands):

	December 31, 2014		December 31, 2014
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$-	$-	$19,508	$19,499
Due in 1 to 4 years	4,355	4,318	19,516	19,448
Total investments	$4,355	$4,318	$39,024	$38,947

	March 31, 2014		March 31, 2014
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$6,509	$6,542	$22,560	$22,571
Due in 1 to 4 years	4,381	4,339	14,152	14,155
Total investments	$10,890	$10,881	$36,712	$36,726

NOTE 5.  FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level within the fair value hierarchy as of December 31, 2014 and March 31, 2014 (in thousands):

	As of December 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$9,483	$-	$-	$9,483
Available-for-sale investments:
Corporate bonds	-	4,318	-	4,318
Total assets at fair value	$9,483	$4,318	$-	$13,801

	As of March 31, 2014
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$5,035	$-	$-	$5,035
Available-for-sale investments:
Certificates of deposit	-	499	-	499
Corporate bonds	-	10,382	-	10,382
Total assets at fair value	$5,035	$10,881	$-	$15,916

As of December 31, 2014 and March 31, 2014, our Level 1 financial assets consisted of money market mutual funds.  Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash.  The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.

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

As of December 31, 2014 and March 31, 2014, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis.  We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three and nine months ended December 31, 2014 and 2013.

NOTE 6.  INVENTORIES

Inventories include material, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out method) or market.  Components of inventories were as follows (in thousands):

	December 31, 2014	March 31, 2014
Raw materials	$15,268	$14,348
Work-in-process	2,915	3,463
Finished goods	15,559	9,167
Inventories	$33,742	$26,978

NOTE 7.  INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate consists of an investment in equity securities of Scandinavian Micro Biodevices APS (“SMB”).  In February 2011, we purchased a 15% equity ownership interest in SMB for $2.8 million in cash.  SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use.  SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008.  We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations.  Our allocated portions of SMB’s net income during the three months ended December 31, 2014 and 2013 were $106,000 and $50,000, respectively, and during the nine months ended December 31, 2014 and 2013 were $74,000 and $66,000, respectively.

NOTE 8.  WARRANTY RESERVES

We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments and reagent discs.

Instruments.  Our standard warranty obligation on instruments ranges from one to five years, depending on the specific product.  The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated.  Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience.  The estimated accrual for warranty exposure is based on historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan.  Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary.  If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.  Effective October 2013, management prospectively changed the standard warranty obligations on certain instruments sold from three to five years.  The increase in the standard warranty period did not result in a material impact on our cost of revenues or our accrued warranty costs during fiscal 2014 or during the three and nine months ended December 31, 2014.  Total accrued warranty reserve related to instruments at December 31, 2014 and March 31, 2014 was $2.4 million and $1.2 million, respectively.  The change in total accrued warranty reserve from March 31, 2014 to December 31, 2014 was primarily due to an increase in the number of instruments in standard warranty during the nine months ended December 31, 2014.

Reagent Discs.  We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated.  The warranty cost includes the replacement costs and freight of a defective reagent disc.  The balance of accrued warranty reserve related to replacement of defective reagent discs at December 31, 2014 and March 31, 2014 was $511,000 and $619,000, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs.  However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three and nine months ended December 31, 2014 and 2013 is summarized as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Balance at beginning of period	$2,185	$1,613	$1,868	$1,384
Provision for warranty expense	1,028	650	2,076	1,649
Warranty costs incurred	(306)	(385)	(1,037)	(1,155)
Balance at end of period	2,907	1,878	2,907	1,878
Non-current portion of warranty reserve	1,497	777	1,497	777
Current portion of warranty reserve	$1,410	$1,101	$1,410	$1,101

NOTE 9.  BORROWINGS

Notes Payable.  We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment.  The loan was effective January 2011, bears interest at 5.0% and is payable quarterly.  As of December 31, 2014, our short-term and long-term notes payable balances were $100,000 and $505,000, respectively, and we recorded the short-term balance in “Other accrued liabilities” on the condensed consolidated balance sheets.  The entire outstanding balance of the note is payable in full on the earlier of:  (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California.  The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement.  We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of December 31, 2014.

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

NOTE 10.  OTHER CURRENT ACCRUED LIABILITIES

Other current accrued liabilities consist of the following (in thousands):

	December 31, 2014	March 31, 2014
Accrued liabilities for customer sales incentive programs	$5,238	$601
Installment payment obligation related to acquisition	1,173	-
Other current accrued liabilities	3,802	2,494
Total other current accrued liabilities	$10,213	$3,095

At December 31, 2014, accrued liabilities for customer sales incentive programs consisted primarily of (i) a liability to distributors for cash rebates upon meeting certain requirements during a qualifying period and (ii) a liability to resellers for incentives earned by end-users during a specified promotional period.

At December 31, 2014, we recorded $1.2 million (or GBP 750,000) in other current accrued liabilities related to an installment payment obligation to acquire QCR and Trio in November 2014.  The installment payment obligation related to acquisition accrued at December 31, 2014 is based on the GBP exchange rate at period-end.  Since the exchange rate can fluctuate in the future, the installment payment obligation related to acquisition in absolute dollars will change accordingly.  See Note 3 for additional information on our acquisition of QCR and Trio.

Other current accrued liabilities included notes payable and various expenses that we accrued for transaction taxes, royalties and professional costs.

NOTE 11.  COMMITMENTS AND CONTINGENCIES

Commitments

We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $10.5 million as of December 31, 2014.  These purchase order commitments include our purchase obligations to purchase VSpro specialty analyzers and related cartridges from SMB of Denmark through calendar year 2016 and obligations to purchase Diatron hematology instruments from Diatron of Hungary through fiscal year 2015.

Patent Licensing Agreement.  Effective January 2009, we entered into a license agreement with Inverness Medical Switzerland GmbH (“Alere”).  Under our license agreement, we licensed co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace.  The license agreement provides that Alere shall not grant any future rights to any third parties under its current lateral flow patent rights in the animal health diagnostics field in the professional marketplace.  The license agreement enables us to develop and market products under rights from Alere to address animal health and laboratory animal research markets.

In exchange for the license rights, we (i) paid an up-front license fee of $5.0 million to Alere in January 2009, (ii) agreed to pay royalties during the term of the agreement, based solely on sales of products in a jurisdiction country covered by valid and unexpired claims in that jurisdiction under the licensed Alere patent rights, and (iii) agreed to pay a yearly minimum license fee of between $500,000 to $1.0 million per year, which fee will be creditable against any royalties due during such calendar year.  The royalties, if any, are payable through the date of the expiration of the last valid patent licensed under the agreement that includes at least one claim in a jurisdiction covering products we sell in that jurisdiction.  The yearly minimum fees were payable for so long as we desire to maintain exclusivity under the agreement.  Effective February 2015, we terminated our license agreement with Alere.

Litigation

We are involved from time to time in various litigation matters in the normal course of business.  There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

NOTE 12.  EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

Equity Compensation Plan

As of December 31, 2014, we had one equity incentive plan under which our equity securities are authorized for issuance to our employees, directors and consultants.

Our 2014 Equity Incentive Plan (the “2014 Plan”), which was approved by our shareholders on October 22, 2014, is the successor to and continuation of the 2005 Equity Incentive Plan (the “2005 Plan”) and no additional awards have been or will be made after October 22, 2014 under the 2005 Plan.  Our 2005 Plan restated and amended our 1998 Stock Option Plan.  Our 2005 Plan was scheduled to terminate in 2015.  The terms of the 2014 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards and performance awards that may be settled in cash, stock or other property.  At October 22, 2014, the total number of shares of the Company’s common stock available for issuance under the 2014 Plan was initially 1,712,409 shares, which was equal to the sum of (i) the shares remaining available for issuance pursuant to the exercise of options or issuance or settlement of stock awards that had not previously been granted under the 2005 Plan, as of the effective date of the 2014 Plan and (ii) the Returning Shares (as defined below), as of the effective date of the 2014 Plan.  The “Returning Shares” are shares subject to outstanding stock awards granted under the 2005 Plan that, from and after the effective date of the 2014 Plan, (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited, cancelled or otherwise returned to us because of the failure to meet a contingency or condition required for the vesting of such shares, or (iii) are reacquired or withheld (or not issued) by us to satisfy a tax withholding obligation in connection with a stock award or to satisfy the purchase price or exercise price of a stock award.

As of December 31, 2014, there were 868,125 shares subject to outstanding stock awards granted under the 2005 Plan of common stock were then available for future issuance.  Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the 2014 Plan.

Our current practice is to issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Share-Based Compensation

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units during the three and nine months ended December 31, 2014 and 2013, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Cost of revenues	$347	$267	$1,102	$819
Research and development	380	277	1,199	859
Sales and marketing	819	433	2,346	1,734
General and administrative	1,147	650	2,573	2,317
Share-based compensation expense before income taxes	2,693	1,627	7,220	5,729
Income tax benefit	(907)	(555)	(2,431)	(1,956)
Total share-based compensation expense after income taxes	$1,786	$1,072	$4,789	$3,773
Net impact of share-based compensation on:
Basic net income per share	$0.08	$0.05	$0.21	$0.17
Diluted net income per share	$0.08	$0.05	$0.21	$0.17

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees.  Capitalized share-based compensation costs at December 31, 2014 and March 31, 2014 were $107,000 and $137,000, respectively, which were included in inventories on our condensed consolidated balance sheets.

Cash Flow Impact

The accounting standard with respect to share-based payment requires cash flows resulting from excess tax benefits to be classified as a part of cash flows from financing activities.  Excess tax benefits are realized tax benefits from tax deductions for exercised stock options and vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards.  Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable.  Excess tax benefits classified as a financing cash inflow for the three months ended December 31, 2014 and 2013 were $93,000 and $56,000, respectively, and for the nine months ended December 31, 2014 and 2013 were $952,000 and $1.8 million, respectively.

Stock Options

Prior to fiscal 2007, we granted stock option awards to employees and directors as part of our share-based compensation program.  Option awards to consultants were insignificant.  Options granted to employees and directors generally expire ten years from the grant date.  Options granted to employees generally become exercisable over a period of four years based on cliff-vesting terms and continuous employment.  Options granted to non-employee directors generally become exercisable over a period of one year based on monthly vesting terms and continuous service.  We have not granted any stock options since the beginning of fiscal 2007.  We have recognized compensation expense for stock options granted during the requisite service period of the stock option.  As of December 31, 2014, we had no unrecognized compensation expense related to stock options granted.

Stock Option Activity

The following table summarizes information regarding options outstanding and options exercisable at December 31, 2014 and the changes during the nine-month period then ended:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In thousands)
Outstanding at March 31, 2014	2,000	$13.24
Granted	-	-
Exercised	(1,400)	13.51
Canceled or forfeited	-	-
Outstanding at December 31, 2014	600	$12.40	0.14	$24
Vested and expected to vest at December 31, 2014	600	$12.40	0.14	$24
Exercisable at December 31, 2014	600	$12.40	0.14	$24

The aggregate intrinsic value in the table above represents the pre-tax intrinsic value, based on our closing stock price as of December 31, 2014, that would have been received by the option holders had all option holders exercised their stock options as of that date.  Total intrinsic value of stock options exercised during the three months ended December 31, 2014 and 2013 was $62,000 and $109,000, respectively, and during the nine months ended December 31, 2014 and 2013 was $66,000 and $200,000, respectively.  Cash proceeds from stock options exercised during the three months ended December 31, 2014 and 2013 were $20,000 and $87,000, respectively, and during the nine months ended December 31, 2014 and 2013 were $24,000 and $113,000, respectively.

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

The fair value of restricted stock unit awards (time vesting) used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant.  Such value is recognized as an expense over the corresponding requisite service period.  The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited.  The forfeiture estimate is based on historical data and other factors.  In subsequent periods, if actual forfeitures differ from those estimates, an adjustment to share-based compensation expense will be recognized at that time.  As of December 31, 2014, the total unrecognized compensation expense related to restricted stock unit awards (time vesting) granted amounted to $17.7 million, which is expected to be recognized over a weighted average service period of 1.7 years.

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

During the three and nine months ended December 31, 2014, we recorded share-based compensation expense related to the portion of the FY2015 Performance RSUs, as we determined that it was probable that the performance targets would be met.  As of December 31, 2014, the total unrecognized compensation expense related to restricted stock unit awards (performance vesting) granted amounted to $3.9 million, which is expected to be recognized over a weighted average service period of 2.8 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the nine months ended December 31, 2014:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value(1)	Number of Shares	Weighted Average Grant Date Fair Value(1)
Nonvested at March 31, 2014	774,000	$30.98	113,000	$42.43
Granted	189,000	43.85	172,000	40.82
Vested(2)	(271,000)	27.20	-	-
Canceled and forfeited	(5,000)	32.85	(137,000)	42.15
Nonvested at December 31, 2014	687,000	$36.01	148,000	$40.82

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during the three months ended December 31, 2014 and 2013 was $486,000 and $295,000, respectively, and during the nine months ended December 31, 2014 and 2013 was $11.6 million and $13.2 million, respectively.  The total grant date fair value of restricted stock units vested during the three months ended December 31, 2014 and 2013 was $290,000 and $228,000, respectively, and during the nine months ended December 31, 2014 and 2013 was $7.4 million and $7.1 million, respectively.

NOTE 13.  SHAREHOLDERS’ EQUITY

Share Repurchase Program

Between August 2011 and January 2012, the Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock.  In July 2013, the Board of Directors approved a $12.3 million increase to our existing share repurchase program to a total of $67.3 million.  As of December 31, 2014, $37.0 million was available to purchase common stock under our share repurchase program.  Since the share repurchase program began, through December 31, 2014, we have repurchased 1.3 million shares of our common stock at a total cost of $30.3 million, including commission expense.  During the three and nine months ended December 31, 2014, we did not repurchase any shares of our common stock.  During the three and nine months ended December 31, 2013, we repurchased 86,000 shares of our common stock for $3.0 million at an average cost of $34.58 per share, including commission expense.  The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market.  Repurchased shares are retired.

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

On October 22, 2014, our Board of Directors declared a cash dividend of $0.10 per share on our outstanding common stock, payable on December 16, 2014 to all shareholders of record as of the close of business on November 17, 2014.  The total dividend payout was $2.3 million and was made from retained earnings.

On January 28, 2015, our Board of Directors declared a cash dividend of $0.10 per share on our outstanding common stock to be paid on March 17, 2015 to all shareholders of record as of the close of business on March 3, 2015.  Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Common Stock Warrants

At December 31, 2014, there were warrants to purchase 6,000 shares of common stock outstanding at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017.  During the three months ended December 31, 2014, we issued 4,000 shares of common stock upon the exercise of vested warrants at an exercise price of $3.00 per share.  During the nine months ended December 31, 2014, we issued 24,000 shares of common stock upon the exercise of vested warrants at an exercise price of $3.00 per share.  At December 31, 2014, there were no vested warrants outstanding.  At March 31, 2014, there were warrants to purchase 30,000 shares of common stock outstanding, of which 20,000 shares were vested, at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017.  The fair value of the warrants issued were determined using the Black-Scholes option-pricing model and are amortized over their estimated useful life, of approximately ten years, as an intangible asset.  The warrants vest at a rate of 20% annually from their issuance dates and have a term of five years.

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

The following is a reconciliation of the weighted average number of common shares outstanding used in calculating basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Numerator:
Net income	$5,885	$3,222	$16,000	$10,447
Denominator:
Weighted average common shares outstanding - basic	22,533,000	22,271,000	22,483,000	22,269,000
Weighted average effect of dilutive securities:
Stock options	1,000	18,000	1,000	23,000
Restricted stock units	216,000	183,000	219,000	252,000
Warrants	6,000	28,000	14,000	28,000
Weighted average common shares outstanding - diluted	22,756,000	22,500,000	22,717,000	22,572,000
Net income per share:
Basic net income per share	$0.26	$0.14	$0.71	$0.47
Diluted net income per share	$0.26	$0.14	$0.70	$0.46

Stock options and warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of our common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share.  There were no stock options and warrants excluded from the computation of diluted weighted average shares outstanding during the three and nine months ended December 31, 2014 and 2013.

Restricted stock units for 0 and 140,000 shares during the three months ended December 31, 2014 and 2013, respectively, and 3,000 and 0 shares during the nine months ended December 31, 2014 and 2013, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would be antidilutive.  For our restricted stock unit awards (performance vesting), if the performance criteria are achieved during the period, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive.  Because the performance criteria for these restricted stock unit awards (performance vesting) were not achieved during the three and nine months ended December 31, 2014 and 2013, these awards were not included in the diluted net income per share calculation.

NOTE 15.  INCOME TAXES

During the three months ended December 31, 2014 and 2013, our income tax provision was $3.1 million, based on an effective tax rate of 34%, and $1.6 million, based on an effective tax rate of 34%, respectively.  During the nine months ended December 31, 2014 and 2013, our income tax provision was $8.9 million, based on an effective tax rate of 36%, and $5.7 million, based on an effective tax rate of 35%, respectively.  The effective tax rate during the nine months ended December 31, 2014, as compared to the nine months ended December 31, 2013, increased primarily due to the increase in pre-tax income with no corresponding increase in federal and California research and development tax credits.

We did not have any unrecognized tax benefits as of December 31, 2014 and March 31, 2014.  During the three and nine months ended December 31, 2014 and 2013, we did not recognize any interest or penalties related to unrecognized tax benefits.

NOTE 16.  SEGMENT REPORTING INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Abaxis develops, manufactures and markets portable blood analysis systems for use in human or veterinary patient care setting to provide clinicians with rapid blood constituent measurements.  We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments.  We manage our business on the basis of the following two reportable segments: (i) the medical market and (ii) the veterinary market, which are based on the products sold and services provided by market and customer group.  For the products that we manufacture and sell, each reportable segment has similar manufacturing processes, technology and shared infrastructures.  The accounting policies for segment reporting are the same as for the Company as a whole.  We do not segregate assets by segments since our chief operating decision maker, or decision making group, does not use assets as a basis to evaluate a segment’s performance.

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

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items for the three and nine months ended December 31, 2014 and 2013 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Revenues:
Medical Market	$11,846	$7,850	$26,707	$21,065
Veterinary Market	46,865	32,207	131,800	106,493
Other(1)	791	753	2,415	2,272
Total revenues	59,502	40,810	160,922	129,830
Cost of revenues:
Medical Market	6,138	4,500	14,035	11,793
Veterinary Market	24,166	16,950	65,317	55,859
Other(1)	31	27	99	81
Total cost of revenues	30,335	21,477	79,451	67,733
Gross profit:
Medical Market	5,708	3,350	12,672	9,272
Veterinary Market	22,699	15,257	66,483	50,634
Other(1)	760	726	2,316	2,191
Gross profit	$29,167	$19,333	$81,471	$62,097

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 17.  REVENUES BY PRODUCT AND SERVICE CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product and service category (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Revenues by Product and Service Category	2014	2013	2014	2013
Instruments(1)	$19,242	$8,161	$36,941	$30,373
Consumables(2)	34,232	28,096	106,656	87,394
Other products and services(3)	5,990	4,515	17,213	11,950
Product and service revenues, net	59,464	40,772	160,810	129,717
Development and licensing revenue	38	38	112	113
Total revenues	$59,502	$40,810	$160,922	$129,830

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

The following is a summary of our revenues by geographic region based on customer location (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Revenues by Geographic Region	2014	2013	2014	2013
North America	$49,027	$31,801	$131,878	$103,773
Europe	8,154	7,173	22,682	20,171
Asia Pacific and rest of the world	2,321	1,836	6,362	5,886
Total revenues	$59,502	$40,810	$160,922	$129,830

Significant Concentrations

During the three months ended December 31, 2014, two distributors in the United States, MWI Veterinary Supply and Abbott Point of Care, Inc., accounted for 17% and 13%, respectively, of our total worldwide revenues.  During the nine months ended December 31, 2014, two distributors in the United States, MWI Veterinary Supply and Abbott Point of Care, Inc., accounted for 17% and 10%, respectively, of our total worldwide revenues.

During the three months ended December 31, 2013, one distributor in the United States, Abbott Point of Care, Inc, accounted for 12% of our total worldwide revenues.  During the nine months ended December 31, 2013, one distributor in the United States, MWI Veterinary Supply, accounted for 18% of our total worldwide revenues.

Concentration of credit risk with respect to accounts receivable is primarily limited to certain distributors to whom we make significant sales.  One distributor in the United States accounted for 24% and 25% of our total receivable balance at December 31, 2014 and March 31, 2014, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, that reflect our current views with respect to future events and financial performance. In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, in Part II, Item 1A of this report and in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties relate to our manufacturing operations, including the vulnerability of our manufacturing operations to potential interruptions and delays and our ability to manufacture products free of defects, fluctuations in our quarterly results of operations and difficulty in predicting future results, the transition of our U.S. medical sales to Abbott Point of Care, Inc., the performance of our independent distributors, our ability to manage the inventory levels of our distributors effectively, our dependence on certain sole or limited source suppliers, market acceptance of our products and services, expansion of our sales, marketing and distribution efforts, dependence on key personnel, the ability of Abaxis Veterinary Reference Laboratories to compete effectively, the protection of our intellectual property and claims of infringement of intellectual property asserted by third parties, and other risks detailed under “Risk Factors” in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update any forward-looking statements as circumstances change.

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

Our corporate headquarters are located in Union City, California, from which we conduct our manufacturing, warehousing, research and development, regulatory, sales and marketing and administrative activities. We market and sell our products worldwide primarily through independent distributors, supplemented by our direct sales force. Our sales force is primarily located in the United States. Abaxis Europe GmbH, our wholly-owned subsidiary, markets, promotes and distributes diagnostic systems for medical and veterinary uses in the European and Asia Pacific markets.

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

We depend on a number of distributors in North America that distribute our VetScan products. In September 2012, we entered into a distribution agreement with MWI Veterinary Supply, Inc. (“MWI”) to purchase, market and sell the full line of Abaxis veterinary products throughout the United States. In the United States veterinary market segment, we also rely on various independent regional distributors. We continue to enter into additional distributor relationships to expand our distribution base in North America, In October 2014, we entered into distribution agreements with Henry Schein Animal Health and Patterson Veterinary Supply to sell the full line of Abaxis veterinary products throughout the United States. We depend on our distributors to assist us in promoting our VetScan products, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenues until our customers identify another distributor or purchase products directly from us. In addition to selling through distributors, we also directly supply our VetScan products to large group purchasing organizations, hospital networks and other buying groups in the United States, such as Veterinary Centers of America (VCA), a veterinary hospital chain in North America. In May 2014, we entered into two long-term agreements with VCA, Inc., relating to (i) a long-term product supply agreement for VCA's Animal Hospitals and (ii) a co-marketing agreement with VCA's Antech Diagnostic reference laboratories.

Overview of Financial Results

In the third quarter of fiscal 2015, total revenues were $59.5 million, an increase of 46% over last year’s comparable quarter. The net increase in revenues was primarily attributable to increases in both revenues from instrument sales, which were $19.2 million, an increase of 136% over last year’s comparable quarter, and revenues from consumable sales, which were $34.2 million, an increase of 22% over last year’s comparable quarter. The increases were attributable to an increase in sales of our veterinary products from our national distributors in the United States, including initial stocking orders by our two new distributors, Henry Schein Animal Health and Patterson Veterinary Supply, for our veterinary products in the United States. Gross profit in the third quarter of fiscal 2015 was $29.2 million, an increase of 51% over last year’s comparable quarter, primarily attributable to higher unit sales of reagent discs in our veterinary market.

Total operating expenses in the third quarter of fiscal 2015 were $20.0 million, an increase of $5.3 million, compared to the same period last year, primarily attributable to an increase in employee bonus compensation expense due to meeting company performance targets for the third quarter of fiscal 2015 but not meeting such targets for the third quarter of fiscal 2014.

Net income in the third quarter of fiscal 2015 was $5.9 million, an increase of $2.7 million, compared to the same period last year, primarily attributable to the increased revenues described above, partially offset by the expenses discussed above and an increase in our income tax provision of $1.4 million. Our diluted earnings per share increased to $0.26 in the third quarter of fiscal 2015 from $0.14 for the same period last year.

Cash, cash equivalents and investments increased by $11.9 million during the nine months ended December 31, 2014 to a total of $133.1 million at December 31, 2014. The primary source of cash and cash equivalents during the nine months ended December 31, 2014 was operating cash flows of $27.8 million. Key non-operating uses of cash during the nine months ended December 31, 2014 included capital expenditures of $5.0 million, payments made for tax withholdings related to net share settlements of restricted stock units of $3.0 million and payment of $6.8 million in cash dividends to shareholders.

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors. Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control. We are dependent upon the efforts and priorities of our distributors in promoting and creating a demand for our products and as such, we do not have control over the marketing and sale of our products into these markets. Should these efforts be unsuccessful, or should we fail to maintain these relationships, our business, financial condition and results of operations are likely to be adversely affected. We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. Product sales in any quarter are generally dependent on orders booked and shipped in that quarter. As a result, any such revenues shortfall would negatively affect our operating results and financial condition. In addition, our sales may be adversely impacted by pricing pressure from competitors. Our ability to be consistently profitable will depend, in part, on our ability to increase the sales volumes of our products, to achieve profitability in AVRL, the sales performances of our products by our independent distributors, and to successfully compete with other competitors. We believe that period to period comparisons of our results of operations are not necessarily meaningful indicators of future results.

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

In the United States veterinary market, we rely on MWI, a national distributor, and on various independent regional distributors. During fiscal 2014, our strategy of increasing demand for our veterinary products through the expansion of our distribution partners, did not lead to the increased demand for our products in the veterinary clinics that we had anticipated resulting in excess channel inventory. In response, we took additional steps to more closely monitor and manage channel inventory in an effort to normalize the veterinary product inventories at our distribution partners in the United States. As a result of these efforts, we believe that our distributors’ purchases of our chemistry analyzers and related reagent discs in fiscal 2015 have been substantially in line with in-clinic sales. For the hematology, i-STAT and VSpro specialty veterinary products that we sell in the United States, sales orders from our largest distributors in the veterinary market decreased during the first half of fiscal 2015 as compared to the same period in fiscal 2014, resulting from excess channel inventory created during the first half of fiscal 2014; however, as a result of our efforts in closely monitoring and managing channel inventory, we believe that these distributors’ purchases of hematology, i-STAT and VSpro specialty veterinary products were substantially in line with in-clinic sales in the third quarter of fiscal 2015. We will continue to closely monitor and manage channel inventory at our distribution partners in the United States.

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

From time to time, we offer customer incentives consisting of arrangements with customers to include discounts on future sales of services associated with our veterinary reference laboratory. We apply judgment in determining whether future discounts are significant and incremental. When the future discount offered is not considered significant and incremental, we do not account for the discount as an element of the original arrangement. To determine whether a discount is significant and incremental, we look to the discount provided in comparison to standalone sales of the same product to similar customers, the level of discount provided on other elements in the arrangement, and the significance of the discount to the overall arrangement. If the discount in the multiple-element arrangement approximates the discount typically provided in standalone sales, that discount is not considered incremental. During the three and nine months ended December 31, 2014 and 2013, our customer sales incentive programs with future discounts were not significant.

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

Sales Incentive Programs. We periodically offer customer sales incentive programs and we record reductions to revenue related to these programs. Incentives may be provided in the form of rebates to distributors for volume-based purchases or upon meeting other specified requirements, end-user rebates and discounts. A summary of our revenue reductions is described below. Other rebate programs offered to distributors or customers vary from period to period in the medical and veterinary markets and were not significant.

•	Volume-based Incentives. Volume-based incentives, in the form of rebates, are offered from time to time to distributors and group purchasing organizations upon meeting the sales volume requirements during a qualifying period and are recorded as a reduction to gross revenues during a qualifying period. The pricing rebate program is primarily offered to distributors and group purchasing organizations in the North America veterinary market, upon meeting the sales volume requirements of veterinary products during the qualifying period. Factors used in the rebate calculations include the identification of products sold subject to a rebate during the qualifying period and which rebate percentage applies. Based on these factors and using historical trends, adjusted for current changes, we estimate the amount of the rebate that will be paid and record the liability as a reduction to gross revenues when we record the sale of the product. Settlement of the rebate accruals from the date of sale ranges from one to nine months after sale. Changes in the rebate accrual at the end of each period are based upon distributors and group purchasing organizations meeting the purchase requirements during the quarter.

•	Distributor Rebate Incentives. During the three and nine months ended December 31, 2014, we offered a customer sales incentive program, whereby distributors were offered a rebate upon meeting certain requirements. We recognize the rebate obligation as a reduction of revenue at the later of the date on which we sell the product or the date the program is offered. These customer sales incentive programs require management to estimate the rebate amounts to distributors who will qualify for the incentive during the promotional period. We record the estimated liability in other current accrued liabilities on our condensed consolidated balance sheet. Management’s estimates are based on historical experience and the specific terms and conditions of the incentive programs.

•	End-User Rebates and Discounts. From time to time, cash rebates are offered to end-users who purchase certain products or instruments during a promotional period and are recorded as a reduction to gross revenues. Additionally, we periodically offer sales incentives to end-users, in the form of sales discounts, to purchase consumables for a specified promotional period, typically over five years from the sale of our instrument, and we reimburse resellers for the value of the sales discount provided to the end-user. We estimate the amount of the incentive earned by end-users during a quarter and record a liability to the reseller as a reduction to gross revenues. Factors used in the liability calculation of incentives earned by end-users include the identification of qualified end-users under the sales program during the period and using historical trends. Settlement of the liability to the reseller ranges from one to twelve months from the date an end-user earns the incentive.

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

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of December 31, 2014, our investments in cash equivalents, which we classified as available-for-sale, totaled $9.5 million, using Level 1 inputs since these investments are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of December 31, 2014, our available-for-sale investments in corporate bonds, totaled $4.3 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of December 31, 2014, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. At December 31, 2014, we also had $39.0 million in investments classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliate. In February 2011, we purchased a 15% equity ownership interest in SMB for $2.8 million in cash. We use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. We eliminate all intercompany transactions in accounting for our equity method investments. We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on our condensed consolidated statements of income. At December 31, 2014, our investment in unconsolidated affiliate totaled $2.7 million.

We assess the potential impairment of our equity method investments when indicators such as a history of operating losses, a negative earnings and cash flow outlook, and the financial condition and prospects for the investee’s business segment might indicate a loss in value. To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

Warranty Reserves. We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments. Our standard warranty obligation on instruments ranges from one to five years, depending on the specific product. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our estimated accrual for warranty exposure is based on our historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan. Effective October 2013, we prospectively changed our standard warranty obligations on certain instruments sold from three to five years. The increase in the standard warranty period did not result in a material impact on our cost of revenues or our accrued warranty costs during fiscal 2014 or during the three and nine months ended December 31, 2014.

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

As of December 31, 2014, our current portion of warranty reserves for instruments and reagent discs totaled $1.4 million and our non‑current portion of warranty reserves for instruments totaled $1.5 million, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc. As of March 31, 2014, our current portion of warranty reserves for instruments and reagent discs totaled $1.0 million and our non-current portion of warranty reserves for instruments totaled $821,000. The change in total accrued warranty reserve from March 31, 2014 to December 31, 2014 was primarily due to an increase in the number of instruments in standard warranty during the nine months ended December 31, 2014.

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

Valuation of Long-Lived Assets. We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. We did not recognize any impairment charges on long-lived assets during the three and nine months ended December 31, 2014 and 2013.

Intangible Assets. As a result of our acquisition of Quality Clinical Reagents Limited (“QCR”) and Trio Diagnostics (Ireland) Ltd (“Trio”), distributors of laboratory instrumentation and consumables to the veterinary profession in the United Kingdom, during the third quarter of fiscal 2015, we recorded $1.6 million in intangible assets, consisting of customer relationships and a tradename. Our intangible assets consisting of licenses and other rights acquired from third parties, are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful life, which approximates the economic benefit. If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly, and could result in a material change in the amortization expense and the carrying value for such asset.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. At December 31, 2014 and March 31, 2014, we had no significant uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. During the three and nine months ended December 31, 2014 and 2013, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of income, and at December 31, 2014 and March 31, 2014, we had no accrued interest or penalties.

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

Prior to fiscal 2007, we granted stock option awards to employees and directors as part of our share-based compensation program. We have not granted any stock options since the beginning of fiscal 2007. We have recognized compensation expense for stock options granted during the requisite service period of the stock option. As of December 31, 2014, we had no unrecognized compensation expense related to stock options granted.

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

During the three and nine months ended December 31, 2014, we recorded share-based compensation expense related to the portion of the FY2015 Performance RSUs, as we determined that it was probable that the performance targets would be met. We will assess the probability of the performance targets at the end of each quarter.

Share-based compensation expense resulted in a material impact on our earnings per share and on our condensed consolidated financial statements for fiscal 2014 and during the three and nine months ended December 31, 2014. The impact of share-based compensation expense on our condensed consolidated financial results is disclosed in Note 12, “Equity Compensation Plans and Share-Based Compensation” in the Notes to Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q. We expect that share-based compensation will materially impact our consolidated financial statements in the foreseeable future.

RESULTS OF OPERATIONS

Total Revenues

Revenues by Geographic Region and by Product and Service Category. Revenues by geographic region based on customer location and revenues by product and service category during the three and nine months ended December 31, 2014 and 2013 were as follows (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
Revenues by Geographic Region	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
North America	$49,027	$31,801	$17,226	54%	$131,878	$103,773	$28,105	27%
Percentage of total revenues	82%	78%			82%	80%
Europe	8,154	7,173	981	14%	22,682	20,171	2,511	12%
Percentage of total revenues	14%	18%			14%	16%
Asia Pacific and rest of the world	2,321	1,836	485	26%	6,362	5,886	476	8%
Percentage of total revenues	4%	4%			4%	4%
Total revenues	$59,502	$40,810	$18,692	46%	$160,922	$129,830	$31,092	24%

	Three Months Ended December 31,				Nine Months Ended December 31,
Revenues by Product and Service Category	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Instruments(1)	$19,242	$8,161	$11,081	136%	$36,941	$30,373	$6,568	22%
Percentage of total revenues	32%	20%			23%	24%
Consumables(2)	34,232	28,096	6,136	22%	106,656	87,394	19,262	22%
Percentage of total revenues	58%	69%			66%	67%
Other products and services(3)	5,990	4,515	1,475	33%	17,213	11,950	5,263	44%
Percentage of total revenues	10%	11%			11%	9%
Product and service revenues, net	59,464	40,772	18,692	46%	160,810	129,717	31,093	24%
Percentage of total revenues	100%	100%			100%	100%
Development and licensing revenue	38	38	-	-%	112	113	(1)	(1)%
Percentage of total revenues	<1%	<1%			<1%	<1%
Total revenues	$59,502	$40,810	$18,692	46%	$160,922	$129,830	$31,092	24%
__________________________________
(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products and services include veterinary reference laboratory diagnostic and consulting services.

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

North America. During the three months ended December 31, 2014, total revenues in North America increased by 54%, or $17.2 million, as compared to the same period in fiscal 2014. The change in total revenues in North America was primarily attributable to the following:

•	Total revenues from our Piccolo chemistry analyzers and medical reagent discs in North America increased by 55%, or $2.9 million, primarily attributable to an increase in the sales volume of Piccolo chemistry analyzers sold to Abbott.

•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 56%, or $7.8 million, primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers to MWI, (b) sales of VetScan chemistry analyzers to VCA’s Animal Hospitals resulting from a product supply agreement that we entered into in May 2014, (c) sales of VetScan chemistry analyzers as initial stocking orders to two new distributors, Henry Schein Animal Health and Patterson Veterinary Supply, starting in October 2014 and (d) an increase in the sales volume of veterinary reagent discs due to an expanded installed base.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 115%, or $4.1 million, primarily attributable to (a) an increase in the sales volume of VetScan hematology instruments to MWI, (b) sales of VetScan hematology instruments as initial stocking orders to Henry Schein Animal Health and Patterson Veterinary Supply and (c) an increase in the sales volume of hematology reagent kits due to an expanded installed base.

•	Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i‑STAT analyzers and related consumables and VetScan rapid tests in North America increased by 26%, or $1.2 million, primarily attributable to (a) an increase in the sales volume of VetScan rapid tests to MWI and (b) sales of VetScan rapid tests as initial stocking orders to Henry Schein Animal Health and Patterson Veterinary Supply.

•	Other product and service revenues in North America increased by 28%, or $1.2 million, primarily attributable to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL due to an expanded customer base.

Europe. During the three months ended December 31, 2014, total revenues in Europe increased by 14%, or $981,000, as compared to the same period in fiscal 2014. Revenues from Piccolo chemistry analyzers and medical reagent discs increased by 27%, or $496,000, primarily attributable to an increase in the sales volume of Piccolo chemistry analyzers to various distributors. Revenues from VetScan chemistry analyzers and veterinary reagent discs increased by 5%, or $223,000, primarily attributable to an increase in the sales volume of veterinary reagent discs due to an expanded installed base, partially offset by (a) the impact of a lower exchange rate between the Euro and U.S. dollar during the three months ended December 31, 2014 resulting in a decrease in the dollar value of the Euro sales of veterinary reagent discs compared to the rate effect in the same period last year and (b) a decrease in the unit volume of VetScan chemistry analyzers to various distributors.

Asia Pacific and rest of the world. During the three months ended December 31, 2014, total revenues in Asia Pacific and rest of the world increased by 26%, or $485,000, as compared to the same period in fiscal 2014. The increase was primarily attributable to an increase in revenues from Piccolo chemistry analyzers and medical reagent discs of 171%, or $335,000, due to an increase in the sales volume of Piccolo chemistry analyzers to a distributor.

Significant concentrations. During the three months ended December 31, 2014, two distributors in the United States, MWI and Abbott, accounted for 17% and 13%, respectively, of our total worldwide revenues.

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013

North America. During the nine months ended December 31, 2014, total revenues in North America increased by 27%, or $28.1 million, as compared to the same period in fiscal 2014. The change in total revenues in North America was primarily attributable to the following:

•	Total revenues from our Piccolo chemistry analyzers and medical reagent discs in North America increased by 29%, or $4.1 million, primarily attributable to an increase in the sales volume of Piccolo chemistry analyzers and medical reagent discs sold to Abbott.

•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 38%, or $17.7 million, primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers to MWI, (b) sales of VetScan chemistry analyzers to VCA’s Animal Hospitals resulting from a product supply agreement that we entered into in May 2014, (c) sales of VetScan chemistry analyzers as initial stocking orders to two new distributors, Henry Schein Animal Health and Patterson Veterinary Supply, starting in October 2014 and (d) an increase in the sales volume of veterinary reagent discs due to an expanded installed base.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 12%, or $1.8 million, primarily attributable to (a) sales of VetScan hematology instruments as initial stocking orders to Henry Schein Animal Health and Patterson Veterinary Supply during the third quarter of fiscal 2015 and (b) an increase in the sales volume of hematology reagent kits due to an expanded installed base. These increases were partially offset by lower sales of VetScan hematology instruments in the first half of fiscal 2015 to balance the inventory level in the distribution channel.

•	Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i‑STAT analyzers and related consumables and VetScan rapid tests in North America decreased by 3%, or $472,000, primarily attributable to lower sales of VetScan i‑STAT analyzers to balance the inventory level in the distribution channel, partially offset by an increase in the sales volume of VetScan rapid tests to MWI.

•	Other product and service revenues in North America increased by 44%, or $5.0 million, primarily attributable to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL due to an expanded customer base.

Europe. During the nine months ended December 31, 2014, total revenues in Europe increased by 12%, or $2.5 million, as compared to the same period in fiscal 2014. Revenues from Piccolo chemistry analyzers and medical reagent discs increased by 16%, or $816,000, primarily attributable to an increase in the sales volume of Piccolo chemistry analyzers to various distributors during the third quarter of fiscal 2015. Revenues from VetScan chemistry analyzers and veterinary reagent discs increased by 11%, or $1.4 million, primarily attributable to an increase in the sales volume of veterinary reagent discs due to an expanded installed base, partially offset by lower average selling prices of VetScan chemistry analyzers.

Asia Pacific and rest of the world. During the nine months ended December 31, 2014, total revenues in Asia Pacific and rest of the world increased by 8%, or $476,000, as compared to the same period in fiscal 2014. Revenues from Piccolo chemistry analyzers and medical reagent discs increased by 76%, or $502,000, primarily attributable to an increase in the sales volume of Piccolo chemistry analyzers to a distributor during the third quarter of fiscal 2015. Revenues from veterinary instruments decreased by 15%, or $323,000, primarily attributable to a decrease in the sales volume of VetScan chemistry analyzers and VetScan hematology instruments to various distributors. Revenues from veterinary consumables increased by 10%, or $297,000, primarily attributable to an increase in the sales volume of veterinary reagent discs to various distributors.

Significant concentrations. During the nine months ended December 31, 2014, two distributors in the United States, MWI and Abbott, accounted for 17% and 10%, respectively, of our total worldwide revenues.

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

Three Months Ended December 31, 2014 Compared to Three Months Ended December 31, 2013

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for the three months ended December 31, 2014 and 2013 (in thousands, except percentages):

	Three Months Ended December 31,				Change
	2014	Percent of Revenues(1)	2013	Percent of Revenues(1)	Dollar Change	Percent Change
Revenues:
Medical Market	$11,846	100%	$7,850	100%	$3,996	51%
Percentage of total revenues	20%		19%
Veterinary Market	46,865	100%	32,207	100%	14,658	46%
Percentage of total revenues	79%		79%
Other(2)	791		753		38	5%
Percentage of total revenues	1%		2%
Total revenues	59,502		40,810		18,692	46%
Cost of revenues:
Medical Market	6,138	52%	4,500	57%	1,638	36%
Veterinary Market	24,166	52%	16,950	53%	7,216	43%
Other(2)	31		27		4	15%
Total cost of revenues	30,335		21,477		8,858	41%
Gross profit:
Medical Market	5,708	48%	3,350	43%	2,358	70%
Veterinary Market	22,699	48%	15,257	47%	7,442	49%
Other(2)	760		726		34	5%
Gross profit	$29,167		$19,333		$9,834	51%
__________________________________
(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended December 31, 2014, total revenues in the medical market increased by 51%, or $4.0 million, as compared to the same period in fiscal 2014. The change in the medical market segment was primarily attributable to the following:

•	Total revenues from Piccolo chemistry analyzers increased by 189%, or $3.6 million, during the three months ended December 31, 2014, as compared to the same period in fiscal 2014, primarily attributable to an increase in the sales volume of Piccolo chemistry analyzers sold to Abbott in North America, various distributors in Europe and a distributor in Asia Pacific and rest of the world.

•	Total revenues from medical reagent discs increased by 3%, or $176,000, during the three months ended December 31, 2014, as compared to the same period in fiscal 2014, primarily attributable to an expanded installed base of Piccolo chemistry analyzers in North America.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 70%, or $2.4 million, during the three months ended December 31, 2014, as compared to the same period in fiscal 2014. Gross profit percentages for the medical market segment during the three months ended December 31, 2014 and 2013 were 48% and 43%, respectively. In absolute dollars, the increase in gross profit was primarily attributable to an increase in the sales volume of Piccolo chemistry analyzers. The increase in gross profit percentage was primarily attributable to an increase in the sales volume of Piccolo chemistry analyzers.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended December 31, 2014, total revenues in the veterinary market increased by 46%, or $14.7 million, as compared to the same period in fiscal 2014. The change in the veterinary market segment was primarily attributable to the following:

•	Total revenues from veterinary instruments increased by 120%, or $7.5 million, during the three months ended December 31, 2014, as compared to the same period in fiscal 2014, primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers and VetScan hematology instruments in North America to MWI, (b) sales of VetScan chemistry analyzers to VCA’s Animal Hospitals resulting from a product supply agreement that we entered into in May 2014, (c) sales of VetScan chemistry analyzers and VetScan hematology instruments in North America as initial stocking orders to two new distributors in North America, Henry Schein Animal Health and Patterson Veterinary Supply, starting in October 2014. These increases were partially offset by a decrease in the sales volume of VetScan chemistry analyzers to various distributors in Europe.

•	Total revenues from consumables in the veterinary market increased by 26%, or $6.0 million, during the three months ended December 31, 2014, as compared to the same period in fiscal 2014, primarily attributable to (a) an increase in the sales volume of veterinary reagent discs due to an expanded installed base in North America and Europe, (b) an increase in the sales volume of hematology reagent kits in North America due to an expanded installed base, (c) an increase in the sales volume of VetScan rapid tests to MWI and (d) sales of VetScan rapid tests as initial stocking orders to Henry Schein Animal Health and Patterson Veterinary Supply. These increases were partially offset by the impact of a lower exchange rate between the Euro and U.S. dollar during the three months ended December 31, 2014 resulting in a decrease in the dollar value of the Euro sales of veterinary reagent discs compared to the rate effect in the same period last year.

•	Total revenues from other products and services in the veterinary market increased by 37%, or $1.2 million, during the three months ended December 31, 2014, as compared to the same period in fiscal 2014, primarily attributable to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL in North America due to an expanded customer base.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 49%, or $7.4 million, during the three months ended December 31, 2014, as compared to the same period in fiscal 2014. Gross profit percentages for the veterinary market segment during the three months ended December 31, 2014 and 2013 were 48% and 47%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers, VetScan hematology instruments and veterinary reagent discs and (b) a reduction in cost of laboratory services per test and efficiency from an increase in volume of test requisitions. The increase in gross profit percentage was primarily attributable to an increase in the sales volume of veterinary reagent discs, which have a higher margin contribution.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was not significant during the three months ended December 31, 2014, as compared to the same period in fiscal 2014.

Nine Months Ended December 31, 2014 Compared to Nine Months Ended December 31, 2013

The following table presents revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items for the nine months ended December 31, 2014 and 2013 (in thousands, except percentages):

	Nine Months Ended December 31,				Change
	2014	Percent of Revenues(1)	2013	Percent of Revenues(1)	Dollar Change	Percent Change
Revenues:
Medical Market	$26,707	100%	$21,065	100%	$5,642	27%
Percentage of total revenues	17%		16%
Veterinary Market	131,800	100%	106,493	100%	25,307	24%
Percentage of total revenues	82%		82%
Other(2)	2,415		2,272		143	6%
Percentage of total revenues	1%		2%
Total revenues	160,922		129,830		31,092	24%
Cost of revenues:
Medical Market	14,035	53%	11,793	56%	2,242	19%
Veterinary Market	65,317	50%	55,859	52%	9,458	17%
Other(2)	99		81		18	22%
Total cost of revenues	79,451		67,733		11,718	17%
Gross profit:
Medical Market	12,672	47%	9,272	44%	3,400	37%
Veterinary Market	66,483	50%	50,634	48%	15,849	31%
Other(2)	2,316		2,191		125	6%
Gross profit	$81,471		$62,097		$19,374	31%
__________________________________
(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the nine months ended December 31, 2014, total revenues in the medical market increased by 27%, or $5.6 million, as compared to the same period in fiscal 2014. The change in the medical market segment was primarily attributable to the following:

•	Total revenues from Piccolo chemistry analyzers increased by 73%, or $3.6 million, during the nine months ended December 31, 2014, as compared to the same period in fiscal 2014, primarily attributable to an increase in the sales volume of Piccolo chemistry analyzers sold to Abbott in North America during the nine months ended December 31, 2014 and various distributors in Europe and a distributor in Asia Pacific and rest of the world, both during the third quarter of fiscal 2015.

•	Total revenues from medical reagent discs increased by 12%, or $1.8 million, during the nine months ended December 31, 2014, as compared to the same period in fiscal 2014, primarily attributable to an increase in the sales volume of medical reagent discs sold in North America to Abbott as a result of an expanded installed base of Piccolo chemistry analyzers.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 37%, or $3.4 million, during the nine months ended December 31, 2014, as compared to the same period in fiscal 2014. Gross profit percentages for the medical market segment during the nine months ended December 31, 2014 and 2013 were 47% and 44%, respectively. In absolute dollars, the increase in gross profit was primarily attributable to an increase in the sales volume of Piccolo chemistry analyzers and medical reagent discs. The increase in gross profit percentage was primarily attributable to an increase in the sales volume of Piccolo chemistry analyzers and medical reagent discs.

Veterinary Market

Revenues for Veterinary Market Segment

During the nine months ended December 31, 2014, total revenues in the veterinary market increased by 24%, or $25.3 million, as compared to the same period in fiscal 2014. The change in the veterinary market segment was primarily attributable to the following:

•	Total revenues from veterinary instruments increased by 12%, or $3.0 million, during the nine months ended December 31, 2014, as compared to the same period in fiscal 2014, primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers in North America to MWI, (b) sales of VetScan chemistry analyzers to VCA’s Animal Hospitals, (c) sales of VetScan chemistry analyzers and VetScan hematology instruments in North America as initial stocking orders to Henry Schein Animal Health and Patterson Veterinary Supply during the third quarter of fiscal 2015. These increases were partially offset by (a) lower unit sales of VetScan hematology instruments in the first half of fiscal 2015 and lower unit sales of VetScan i-STAT analyzers in the nine months ended December 31, 2014 to balance the inventory level in the distribution channel in North America and (c) lower average selling prices of VetScan chemistry analyzers sold in Europe.

•	Total revenues from consumables in the veterinary market increased by 24%, or $17.4 million, during the nine months ended December 31, 2014, as compared to the same period in fiscal 2014, primarily attributable to (a) an increase in the sales volume of veterinary reagent discs due to an expanded installed base in North America and Europe, (b) an increase in the sales volume of hematology reagent kits in North America due to an expanded installed base and (c) an increase in the sales volume of VetScan rapid tests in North America to MWI.

•	Total revenues from other products and services in the veterinary market increased by 58%, or $4.9 million, during the nine months ended December 31, 2014, as compared to the same period in fiscal 2014, primarily attributable to an increase in service revenues from veterinary reference laboratory diagnostic and consulting services provided by AVRL in North America due to an expanded customer base.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 31%, or $15.8 million, during the nine months ended December 31, 2014, as compared to the same period in fiscal 2014. Gross profit percentages for the veterinary market segment during the nine months ended December 31, 2014 and 2013 were 50% and 48%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to (a) an increase in the sales volume of VetScan chemistry analyzers, veterinary reagent discs and hematology reagent kits and (b) a reduction in cost of laboratory services per test and efficiency from an increase in volume of test requisitions. The increase in gross profit percentage was primarily attributable to an increase in the sales volume of veterinary reagent discs, which have a higher margin contribution.

Other

The change in gross profit in our other category was not significant during the nine months ended December 31, 2014, as compared to the same period in fiscal 2014.

Three and Nine Months Ended December 31, 2014 Compared to Three and Nine Months Ended December 31, 2013

Cost of Revenues

The following sets forth our cost of revenues for the periods indicated (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Cost of revenues	$30,335	$21,477	$8,858	41%	$79,451	$67,733	$11,718	17%
Percentage of total revenues	51%	53%			49%	52%

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

The increase in cost of revenues, in absolute dollars, during the three months ended December 31, 2014, as compared to the same period in fiscal 2014, was primarily attributable to (a) an increase in the sales volume of Piccolo chemistry analyzers, VetScan chemistry analyzers and VetScan hematology instruments and (b) an increase in the volume of laboratory test requisitions.  These increases were partially offset by (a) lower manufacturing costs of medical and veterinary reagent discs and (b) a reduction in cost of laboratory services per test and efficiency from an increase in the volume of test requisitions.  The decrease in cost of revenues, as a percentage of total revenues, during the three months ended December 31, 2014, as compared to the same period in fiscal 2014, was primarily due to an increase in the sales volume of medical and veterinary reagent discs.

The increase in cost of revenues, in absolute dollars, during the nine months ended December 31, 2014, as compared to the same period in fiscal 2014, was primarily attributable to (a) an increase in the sales volume of Piccolo chemistry analyzers and VetScan chemistry analyzers, (b) an increase in the sales volume of medical and veterinary reagent discs and (c) an increase in the volume of laboratory test requisitions.  These increases were partially offset by (a) lower manufacturing costs of medical and veterinary reagent discs, (b) lower unit sales of VetScan i-STAT analyzers and (c) a reduction in cost of laboratory services per test and efficiency from an increase in volume of test requisitions.  The decrease in cost of revenues, as a percentage of total revenues, during the nine months ended December 31, 2014, as compared to the same period in fiscal 2014, was primarily due to an increase in the sales volume of medical and veterinary reagent discs.

Gross Profit

The following sets forth our gross profit for the periods indicated (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Total gross profit	$29,167	$19,333	$9,834	51%	$81,471	$62,097	$19,374	31%
Total gross profit percentage	49%	47%			51%	48%

Gross profit during the three months ended December 31, 2014 increased by 51%, or $9.8 million, as compared to the same period in fiscal 2014, primarily attributable to the following: (a) an increase in the sales volume of Piccolo chemistry analyzers, VetScan chemistry analyzers and VetScan hematology instruments, (b) an increase in the sales volume of veterinary reagent discs and (c) a reduction in costs of laboratory services per test and efficiency from an increase in the volume of test requisitions. The increase in gross profit percentage was primarily attributable to an increase in the sales volume of medical and veterinary reagent discs, which have a higher margin contribution.

Gross profit during the nine months ended December 31, 2014 increased by 31%, or $19.4 million, as compared to the same period in fiscal 2014, primarily attributable to the following: (a) an increase in the sales volume of Piccolo chemistry analyzers and VetScan chemistry analyzers, (b) an increase in the sales volume of medical and veterinary reagent discs and hematology reagent kits and (c) a reduction in costs of laboratory services per test and efficiency from an increase in the volume of test requisitions. These increases were partially offset by lower unit sales of VetScan hematology instruments. The increase in gross profit percentage was primarily attributable to higher unit sales of Piccolo chemistry analyzers and medical and veterinary reagent discs.

Research and Development

The following sets forth our research and development expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Research and development expenses	$3,585	$3,596	$(11)	<(1)%	$11,764	$10,187	$1,577	15%
Percentage of total revenues	6%	9%			7%	8%

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

Research and development expenses decreased during the three months ended December 31, 2014, as compared to the same period in fiscal 2014, primarily attributable to a decrease in research and development project expenses during the third quarter of fiscal 2015, partially offset by an increase in employee bonus compensation expense due to meeting company performance targets in the third quarter of fiscal 2015 as compared to the same period in fiscal 2014. Share-based compensation expense included in research and development expenses during the three months ended December 31, 2014 and 2013 was $380,000 and $277,000, respectively.

Research and development expenses increased during the nine months ended December 31, 2014, as compared to the same period in fiscal 2014, primarily attributable to (a) an increase in employee bonus compensation expense due to meeting company performance targets during the nine months ended December 31, 2014 as compared to the same period in fiscal 2014 and (b) expenses related to new product development and enhancement of existing products in both the medical and veterinary markets, including costs associated with our research and development diagnostic agreement with LamdaGen Corporation, which we entered into in fiscal 2014, to integrate LamdaGen’s high-sensitivity Plasmonic ELISA technology on the reagent discs used with our chemistry analyzers. Share-based compensation expense included in research and development expenses during the nine months ended December 31, 2014 and 2013 was $1.2 million and $859,000, respectively.

We anticipate the dollar amount of research and development expenses to increase in fiscal 2015 from fiscal 2014 but remain consistent as a percentage of total revenues, as we complete new products and enhance existing products for both the medical and veterinary markets.

Sales and Marketing

The following sets forth our sales and marketing expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
Sales and marketing expenses	$11,656	$8,706	$2,950	34%	$32,710	$28,636	$4,074	14%
Percentage of total revenues	20%	21%			20%	22%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows, services related to customer and technical support and costs associated with advertising and marketing of AVRL.

Sales and marketing expenses increased during the three months ended December 31, 2014, as compared to the same period in fiscal 2014, primarily attributable to (a) an increase in employee bonus compensation expense due to meeting company performance targets in the third quarter of fiscal 2015 as compared to the same period in fiscal 2014 and (b) an increase in share-based compensation expense. Share-based compensation expense included in sales and marketing expenses during the three months ended December 31, 2014 and 2013 was $819,000 and $433,000, respectively.

Sales and marketing expenses increased during the nine months ended December 31, 2014, as compared to the same period in fiscal 2014, primarily attributable to (a) an increase in employee bonus compensation expense due to meeting company performance targets during the nine months ended December 31, 2014 as compared to the same period in fiscal 2014 and (b) an increase in share-based compensation expense. Share-based compensation expense included in sales and marketing expenses during the nine months ended December 31, 2014 and 2013 was $2.3 million and $1.7 million, respectively.

General and Administrative

The following sets forth our general and administrative expenses for the periods indicated (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2014	2013	Dollar Change	Percent Change	2014	2013	Dollar Change	Percent Change
General and administrative expenses	$4,770	$2,408	$2,362	98%	$11,475	$8,316	$3,159	38%
Percentage of total revenues	8%	6%			7%	6%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense) and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

General and administrative expenses increased during the three months ended December 31, 2014, as compared to the same period in fiscal 2014, primarily attributable to (a) an increase in employee bonus compensation expense due to meeting company performance targets in the third quarter of fiscal 2015 as compared to the same period in fiscal 2014, (b) costs to acquire QCR and Trio, (c) an increase in share-based compensation expense and (d) other expenses to support our ongoing growth. Share-based compensation expense included in general and administrative expenses during the three months ended December 31, 2014 and 2013 was $1.1 million and $650,000, respectively.

General and administrative expenses increased during the nine months ended December 31, 2014, as compared to the same period in fiscal 2014, primarily attributable to (a) an increase in employee bonus compensation expense due to meeting company performance targets during nine months ended December 31, 2014 as compared to the same period in fiscal 2014, (b) costs to acquire QCR and Trio, (c) an increase in share-based compensation expense and (d) other expenses to support our ongoing growth, partially offset by a decrease in share-based compensation related to adjustments for forfeiture estimates to reflect actual forfeitures when an award vested in the first quarter of fiscal 2015. Share-based compensation expense included in general and administrative expenses during the nine months ended December 31, 2014 and 2013 was $2.6 million and $2.3 million, respectively.

Interest and Other Income (Expense), Net

The following sets forth our interest and other income (expense), net, for the periods indicated (in thousands):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2014	2013	Dollar Change	2014	2013	Dollar Change
Interest and other income (expense), net	$(197)	$235	$(432)	$(595)	$1,146	$(1,741)

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of an unconsolidated affiliate.

Interest and other income (expense), net decreased during the three and nine months ended December 31, 2014 as compared to the same period in fiscal 2014, primarily attributable to foreign currency exchange rate fluctuations.

Income Tax Provision

The following sets forth our income tax provision for the periods indicated (in thousands, except percentages):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Income tax provision	$3,074	$1,636	$8,927	$5,657
Effective tax rate	34%	34%	36%	35%

During the three months ended December 31, 2014 and 2013, our income tax provision was $3.1 million, based on an effective tax rate of 34%, and $1.6 million, based on an effective tax rate of 34%, respectively. During the nine months ended December 31, 2014 and 2013, our income tax provision was $8.9 million, based on an effective tax rate of 36%, and $5.7 million, based on an effective tax rate of 35%, respectively. The effective tax rate during the nine months ended December 31, 2014, as compared to the nine months ended December 31, 2013, increased primarily due to the increase in pre-tax income with no corresponding increase in federal and California research and development tax credits.

We did not have any unrecognized tax benefits as of December 31, 2014 and March 31, 2014. During the three and nine months ended December 31, 2014 and 2013, we did not recognize any interest or penalties related to unrecognized tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at December 31, 2014 and March 31, 2014 (in thousands, except percentages):

	December 31, 2014	March 31, 2014
Cash and cash equivalents	$89,770	$73,589
Short-term investments	19,508	29,102
Long-term investments	23,834	18,491
Total cash, cash equivalents and investments	$133,112	$121,182
Percentage of total assets	54%	56%

At December 31, 2014, we had net working capital of $156.3 million compared to $148.6 million at March 31, 2014.

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities for the nine months ended December 31, 2014 and 2013 were as follows (in thousands):

	Nine Months Ended December 31,
	2014	2013
Net cash provided by operating activities	$27,836	$27,153
Net cash (used in) provided by investing activities	(1,915)	7,527
Net cash used in financing activities	(8,717)	(5,755)
Effect of exchange rate changes on cash and cash equivalents	(1,023)	434
Net increase in cash and cash equivalents	$16,181	$29,359

Cash and cash equivalents at December 31, 2014 were $89.8 million compared to $73.6 million at March 31, 2014. The increase in cash and cash equivalents during the nine months ended December 31, 2014 was primarily due to net cash provided by operating activities of $27.8 million and proceeds from maturities and redemptions of investments of $27.2 million. The increase was partially offset by purchases of investments of $23.5 million, payments made for tax withholdings related to net share settlements of restricted stock units of $3.0 million, purchases of property and equipment of $5.0 million and payment of cash dividends totaling $6.8 million during the nine months ended December 31, 2014.

Cash Flows from Operating Activities

During the nine months ended December 31, 2014, we generated $27.8 million in cash from operating activities, compared to $27.2 million during the nine months ended December 31, 2014. The cash provided by operating activities during the nine months ended December 31, 2014 was primarily the result of net income of $16.0 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $6.4 million and share-based compensation expense of $7.2 million. Additionally, during the nine months ended December 31, 2014, we had non-cash adjustments related to excess tax benefits from share-based awards of $952,000.

Other changes in operating activities during the nine months ended December 31, 2014 were as follows:

•	Receivables, net increased by $2.1 million, from $29.2 million at March 31, 2014 to $31.4 million as of December 31, 2014, primarily attributable to higher sales during the third quarter of fiscal 2015, partially offset by the timing of sales and collections activity during the third quarter of fiscal 2015.

•	Inventories increased by $6.8 million, from $27.0 million at March 31, 2014 to $33.7 million as of December 31, 2014, primarily based on our projected sales plan.

•	Prepaid expenses and other current assets increased by $2.7 million, from $2.5 million at March 31, 2014 to $5.1 million as of December 31, 2014, primarily attributable to an increase in our prepayment to Diatron MI PLC due to the timing of purchases of hematology instruments and reagents.

•	Net current deferred tax assets increased by $2.8 million, from $4.5 million at March 31, 2014 to $7.2 million as of December 31, 2014, primarily as a result of the timing for the deduction of share-based compensation, reserves, accruals, depreciation and amortization.

•	Accounts payable increased by $2.4 million, from $6.1 million at March 31, 2014 to $8.6 million as of December 31, 2014, primarily attributable to the timing and payment of services and inventory purchases.

•	Accrued payroll and related expenses increased by $3.4 million, from $4.7 million at March 31, 2014 to $8.0 million as of December 31, 2014, primarily attributable to an increase in accrued bonus at December 31, 2014 because qualifiers for bonus payments were met in the third quarter of fiscal 2015.

•	Other accrued liabilities, current, increased by $7.1 million, from $3.1 million at March 31, 2014 to $10.2 million as of December 31, 2014 and other liabilities, non-current, increased by $1.2 million, from $768,000 at March 31, 2014 to $1.9 million as of December 31, 2014. The net current and non-current other liabilities increased primarily attributable to (a) an increase in liabilities related to customer sales incentive programs and the timing of these obligation payments and (b) installment payment obligations related to the acquisition of QCR and Trio in November 2014.

•	As of December 31, 2014 and March 31, 2014, the current portion of deferred revenue was $1.3 million and $1.2 million, respectively, and the non-current portion of deferred revenue was $3.4 million and $4.0 million, respectively. Net current and non-current deferred revenue decreased by $559,000 from March 31, 2014 to December 31, 2014, primarily attributable to deferred revenue recognized ratably over the life of extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments. In October 2013, we prospectively changed the standard warranty obligations on certain instruments sold from three to five years, which resulted in a decrease in maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments.

•	As of December 31, 2014 and March 31, 2014, the current portion of warranty reserve was $1.4 million and $1.0 million, respectively, and the non-current portion of warranty reserve was $1.5 million and $821,000, respectively. The increase in current and non-current warranty reserve from March 31, 2014 to December 31, 2014 was primarily due to an increase in the number of instruments in standard warranty during the nine months ended December 31, 2014. Warranty reserve is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs of reagent discs. In October 2013, we prospectively changed the standard warranty obligations on certain instruments from three to five years. The increase in the standard warranty obligation did not result in a material impact on our warranty reserves or cost of revenues during the period. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

We anticipate that we will incur incremental additional costs to support our future operations, including further additional pre-clinical testing and clinical trials for our current and future products; research and design costs related to the continuing development of our current and future products; acquisition of capital equipment for our manufacturing facility and costs to operate AVRL.

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended December 31, 2014 totaled $1.9 million, compared to net cash provided by investing activities of $7.5 million during the nine months ended December 31, 2013. Changes in investing activities were as follows:

•	Cash used to purchase investments in certificates of deposit, commercial paper and corporate bonds totaled $23.5 million during the nine months ended December 31, 2014. Cash provided by proceeds from maturities and redemptions of investments in certificates of deposit, commercial paper and corporate bonds totaled $27.2 million during the nine months ended December 31, 2014.

•	Our capital expenditures totaled $5.0 million during the nine months ended December 31, 2014, primarily to increase our manufacturing capacity and support our growth in our medical and veterinary business in North America. We expect to continue to make significant capital expenditures as necessary in the normal course of our business.

•	Cash used in our acquisition of QCR and Trio, net of cash acquired, was $721,000 during the nine months ended December 31, 2014.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended December 31, 2014 totaled $8.7 million, compared to net cash used in financing activities of $5.8 million during the nine months ended December 31, 2013. The changes during the nine months ended December 31, 2014 were primarily attributable to payments made for tax withholdings related to net share settlements of restricted stock units of $3.0 million and cash dividend payments of $6.8 million. Additionally, during the nine months ended December 31, 2014, we did not purchase any shares pursuant to our share repurchase program described below.

Dividend

In April 2014, our Board of Directors declared a cash dividend of $0.10 per share on our outstanding common stock to all shareholders of record as of the close of business on June 3, 2014. The dividend totaled $2.2 million and was paid on June 17, 2014. In July 2014, our Board of Directors declared a cash dividend of $0.10 per share on our outstanding common stock to all shareholders of record as of the close of business on September 3, 2014. The dividend totaled $2.3 million and was paid on September 17, 2014. In October 2014, our Board of Directors declared a cash dividend of $0.10 per share on our outstanding common stock to all shareholders of record as of the close of business on November 17, 2014. The dividend totaled $2.3 million and was paid on December 16, 2014. In January 2015, our Board of Directors declared a cash dividend of $0.10 per share on our outstanding common stock to be paid on March 17, 2015 to all shareholders of record as of the close of business on March 3, 2015. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Share Repurchase Program

Between August 2011 and January 2012, the Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock. In July 2013, the Board of Directors approved a $12.3 million increase to our existing share repurchase program to a total of $67.3 million. As of December 31, 2014, $37.0 million was available to purchase common stock under our share repurchase program. Since the share repurchase program began, through December 31, 2014, we have repurchased 1.3 million shares of our common stock at a total cost of $30.3 million, including commission expense. During the three and nine months ended December 31, 2014, we did not repurchase any shares of our common stock. During the three and nine months ended December 31, 2013, we repurchased 86,000 shares of our common stock for $3.0 million at an average cost of $34.58 per share, including commission expense. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

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

Contractual Obligations

Purchase Commitments. We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $10.5 million as of December 31, 2014. These purchase order commitments include our purchase obligations to purchase VSpro specialty analyzers and related cartridges from SMB of Denmark through calendar year 2016 and obligations to purchase Diatron hematology instruments from Diatron of Hungary through fiscal year 2015.

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of December 31, 2014, our short-term and long-term notes payable balances were $100,000 and $505,000, respectively, and we recorded the short-term balance in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of December 31, 2014.

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

In exchange for the license rights, we (i) paid an up-front license fee of $5.0 million to Alere in January 2009, (ii) agreed to pay royalties during the term of the agreement, based solely on sales of products in a jurisdiction country covered by valid and unexpired claims in that jurisdiction under the licensed Alere patent rights, and (iii) agreed to pay a yearly minimum license fee of between $500,000 to $1.0 million per year, which fee will be creditable against any royalties due during such calendar year. The royalties, if any, are payable through the date of the expiration of the last valid patent licensed under the agreement that includes at least one claim in a jurisdiction covering products we sell in that jurisdiction. The yearly minimum fees were payable for so long as we desire to maintain exclusivity under the agreement. Effective February 2015, we terminated our license agreement with Alere.

Contingencies

We are involved from time to time in various litigation matters in the normal course of business. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933. In addition, we identified no variable interests in any variable interest entities.

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

Interest Rate Risk

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. At December 31, 2014, our short-term and long-term investments totaled $19.5 million and $23.8 million, respectively, consisting of investments in certificates of deposit, commercial paper, corporate bonds and municipal bonds. For our securities classified as available-for-sale, we record these investments at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive income (loss), net of any tax effects, in shareholders’ equity. The fair value of our investment portfolio is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at December 31, 2014, as the assets consisted of highly liquid securities.

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments. As of December 31, 2014, we had $39.0 million in investments classified as held-to-maturity and carried at amortized cost. We have the ability to hold the investments classified as held-to-maturity in our investment portfolio at December 31, 2014 until maturity and therefore, we believe we have no material exposure to interest rate risk. As of December 31, 2014, our investments classified as available-for-sale totaled $4.3 million, consisting primarily of fixed income securities and thus changes in interest rates would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during fiscal 2014 or during the nine months ended December 31, 2014.

Foreign Currency Rate Fluctuations

We operate primarily in the United States and a majority of our revenues, cost of revenues, operating expenses and capital purchasing activities are transacted in U.S. dollars. However, we are exposed to foreign currency risks that arise from normal business operations. These risks are primarily related to remeasuring local currency balances and results of our foreign subsidiaries, into U.S. dollars and third-party transactions denominated in a currency other than the U.S. dollar.

The functional currency of our wholly-owned subsidiaries is in U.S. dollars. Foreign currency denominated account balances of our subsidiaries are remeasured into U.S. dollars at the end-of-period exchange rates for monetary assets and liabilities, and historical exchange rates for nonmonetary assets. The effects of foreign currency transactions, and of remeasuring the financial condition into the functional currency, resulted in net foreign currency losses during the three and nine months ended December 31, 2014, which were included in “Interest and other income (expense), net” on our condensed consolidated statements of income. For our sales denominated in foreign currencies, we are exposed to foreign currency exchange rate fluctuations on revenue and collection of receivables.

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

Investment in a Privately Held Company

In February 2011, we purchased a 15% equity ownership interest in SMB for $2.8 million in cash. SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. The investment is recorded in “Investment in Unconsolidated Affiliate” in our condensed consolidated balance sheets and we use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. As of December 31, 2014, the total carrying amount of our investment in SMB was $2.7 million. The investment is inherently risky and we could lose our entire investment in this company. To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

Other than the foregoing, there have been no material changes in our market risk during the three months ended December 31, 2014 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of December 31, 2014. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act.

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

We must manage the inventory of our products held by our distributors effectively. Any excess or shortage of inventory held by our distributors could affect our results of operations. Our distributors may increase orders during periods of product shortages and cancel or delay orders if their inventory is too high. They also may adjust their orders in response to the supply of our products, the products of our competitors that are available to them, and in response to seasonal fluctuations in customer demand. Revenues from sales to our distributors generally are recognized based upon shipment of our products to the distributors, net of estimated sales allowances, discounts and rebates. Inventory management remains an area of focus as we balance inventory levels of our instruments and consumables, especially in our United States veterinary market distribution channel, consisting of both national and regional distributors. We must also balance the need to maintain sufficient inventory levels in the distribution channel against the risk of inventory obsolescence because of the shelf life of our consumable products and customer demand. If we ultimately determine that we have excess inventory at our distributors or inventory imbalances in the distribution channel, we may have to reduce our selling prices, which could result in lower gross margins. For example, during the second half of fiscal 2014, as compared to the same period in fiscal 2013, our revenues were adversely impacted in the United States veterinary market by excess channel inventory and inventory imbalances and resulted to a decrease of sales orders from our largest distributors in the veterinary market. The excess channel inventory was the result of our distributors not selling our products to end customers at the same rate as they were purchasing products from us. Should our efforts to monitor and manage channel inventory be unsuccessful, our business, financial condition and results of operations are likely to be adversely affected.

We would fail to achieve anticipated revenues if the market does not accept our products or services.

We believe that our core compact blood chemistry analyzer product differs substantially from current blood chemistry analyzers on the market. We compete with centralized laboratories that offer a greater number of tests than our products, at a lower cost, but require more time. We also compete with other point-of-care analyzers that often require more maintenance and offer a narrower range of tests. However, these point-of-care analyzers are generally marketed by larger companies which have greater resources for sales and marketing, in addition to a recognized brand name and established distribution relationships.

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

We use several key components that are currently available from limited or sole sources as discussed below.

•	Blood Chemistry Analyzer Components: Our blood analyzer products use several technologically-advanced components that we currently purchase from a limited number of suppliers, including certain components from our single source supplier, Hamamatsu Corporation. Our analyzers also use a printer that is primarily made by Advanced Printing Systems. The loss of the supply of any of these components could force us to redesign our blood chemistry analyzers.

•	Reagent Discs: Two injection-molding manufacturers, C. Brewer Co., a division of Balda AG, and Nypro, Inc., a subsidiary of Jabil Circuit, currently make the molded plastic discs that, when loaded with reagents and welded together, form our reagent disc products. We believe that only a few manufacturers are capable of producing these discs to the narrow tolerances that we require. To date, we have only qualified these two manufacturers to manufacture the molded plastic discs.

•	Reagent Chemicals: We currently depend on the following single source vendors for some of the chemicals that we use to produce the reagents and dry reagent chemistry beads that are either inserted in our reagent discs, lateral flow rapid tests or sold as stand-alone products: Amano Enzyme USA Co., Ltd., Kikkoman Corporation Biochemical Division, Microgenics Corporation, a division of Thermo Fisher Scientific, Roche Molecular Biochemicals of Roche Diagnostics Corporation, a division of F. Hoffmann-La Roche, Ltd., SA Scientific Co., Sekisui Diagnostics, Sigma Aldrich Inc. and Toyobo Specialties.

We market original equipment manufacturer supplied products that are currently available from limited sources as discussed below.

•	Hematology Instruments and Reagent Kits: Our VetScan hematology instruments are manufactured by Diatron in Hungary and are purchased by us as a completed instrument. In addition, we currently have qualified two suppliers to produce the reagent kits for our hematology instruments: Clinical Diagnostic Solutions, Inc. and Diatron.

•	VSpro Specialty Analyzers and Cartridges: Our VetScan VSpro specialty analyzers and cartridges are manufactured by SMB in Denmark and are purchased by us as completed products.

•	i-STAT Analyzers and Cartridges: Our VetScan i-STAT 1 analyzers and cartridges are manufactured by Abbott and are purchased by us as completed products.

•	Rapid Tests: Substantially all of our VetScan Rapid Tests are manufactured by a single source supplier.

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

We depend on a number of distributors in North America who distribute our VetScan products. In the United States veterinary market segment, we rely on our distribution network, consisting of both national distributors and independent regional distributors. We depend on our distributors to assist us in promoting our products in the veterinary market, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenues until our customers identify another distributor or purchase products directly from us.

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

As of December 31, 2014, 73 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 40 patents have been issued and 13 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute stockholder value, and adversely affect our operating results and financial condition.

We have in the past and may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our products, enhance our capabilities, or otherwise offer growth opportunities. Any acquisition may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not the acquisitions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their products are not easily adapted to work with ours, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. For example, we only recently completed our acquisitions of QCR and Trio, and substantially all of the acquisition and integration risks remain. Acquisitions, including our acquisitions of QCR and Trio, may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any acquisitions we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business, including QCR or Trio, fails to meet our expectations, our operating results, business, and financial condition may suffer or we may be exposed to unknown risks or liabilities.

We may be subject to litigation for a variety of claims, which could adversely affect our results of operations, harm our reputation or otherwise negatively impact our business.

In addition to product liability claims, we and our directors and officers may be subject to claims arising from our normal business activities. These may include claims, suits, and proceedings involving shareholder and fiduciary matters, intellectual property, labor and employment, wage and hour, commercial and other matters. For example, in October 2012, the St. Louis Police Retirement System, a purported shareholder of Abaxis, filed a lawsuit against certain officers and each of the directors of the Company in the United States District Court for the Northern District of California alleging, among other things, that the directors violated Section 14(a) of the Securities Exchange Act of 1934 and breached their fiduciary duties by allegedly failing to disclose material information in our 2010 proxy statement, breached their fiduciary duties by allegedly violating the terms of our 2005 Equity Incentive Plan, and breached their fiduciary duties by failing to disclose alleged material information in our 2012 proxy statement regarding (1) the events leading up to our proposal to amend the 2005 Equity Incentive Plan to eliminate the limit on the number of shares that may be issued pursuant to restricted stock units, and (2) the effects of the proposed amendment on certain settled and outstanding restricted stock units. On August 12, 2014, the Court issued a final judgment order, among other things, approving a settlement of the lawsuit, pursuant to which (a) the parties have agreed that the claims against the defendants will be dismissed with prejudice and will be granted the release of certain known or unknown claims that have been or could have been brought later in the court arising out of the same allegations, (b) we have agreed that we will adopt certain corporate governance measures, such measures to be in effect for at least five years and (c) the court awarded $579,430 in attorney’s fees and costs to plaintiff’s counsel, which was paid by our insurance. The outcome of any litigation, regardless of its merits, is inherently uncertain. Any claims and lawsuits, and the disposition of such claims and lawsuits, could be time-consuming and expensive to resolve, divert management attention and resources, and lead to attempts on the part of other parties to pursue similar claims. Any adverse determination related to litigation could adversely affect our results of operations, harm our reputation or otherwise negatively impact our business. In addition, depending on the nature and timing of any such dispute, a resolution of a legal matter could materially affect our future results of operations, our cash flows or both.

Our stock price is highly volatile and investing in our stock involves a high degree of risk, which could result in substantial losses for investors.

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended December 31, 2014, the closing sale prices of our common stock on the NASDAQ Global Select Market ranged from $47.28 to $59.81 per share and the closing sale price on December 31, 2014, was $56.83 per share. During the last eight fiscal quarters ended December 31, 2014, our stock price closed at a high of $59.81 per share on December 19, 2014 and a low of $32.40 per share on October 23, 2013. Many factors may affect the market price of our common stock, including:

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

During the three months ended December 31, 2014, we issued 4,000 shares of common stock upon the cash exercise of vested warrants at an exercise price of $3.00 per share, resulting in aggregate cash consideration to us of $12,000. In issuing these shares, we relied on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

We did not repurchase any equity securities during the three and nine months ended December 31, 2014.

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

10.1*
Abaxis, Inc. 2014 Equity Incentive Plan (filed with the Securities and Exchange Commission on October 22, 2014 as Exhibit 99.2 to our Registration Statement on Form S-8 (File No. 333-199518) and incorporated herein by reference).

10.2*	Forms of Restricted Stock Unit (time vesting) Grant Notice and Award Agreements under the Abaxis, Inc. 2014 Equity Incentive Plan.
10.3*	Forms of Restricted Stock Unit (performance vesting) Grant Notice and Award Agreements under the Abaxis, Inc. 2014 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

#	These exhibits are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Abaxis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.
(Registrant)

Date: February 9, 2015	BY:	/s/ Clinton H. Severson
Clinton H. Severson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 9, 2015	BY:	/s/ Alberto R. Santa Ines
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

10.1*
Abaxis, Inc. 2014 Equity Incentive Plan (filed with the Securities and Exchange Commission on October 22, 2014 as Exhibit 99.2 to our Registration Statement on Form S-8 (File No. 333-199518) and incorporated herein by reference).

10.2*	Forms of Restricted Stock Unit (time vesting) Grant Notice and Award Agreements under the Abaxis, Inc. 2014 Equity Incentive Plan.
10.3*	Forms of Restricted Stock Unit (performance vesting) Grant Notice and Award Agreements under the Abaxis, Inc. 2014 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan or arrangement.

#	These exhibits are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Abaxis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.