Form 10-K/A
period 2015-03-31
ABAXIS INC
filed 2015-07-29
CIK 881890

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

As of May 29, 2015, there were 22,672,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
EXPLANATORY NOTE

Abaxis, Inc., or Abaxis, is filing this amendment, or the Amendment, to its Annual Report on Form 10-K, or 10-K, for the fiscal year ended March 31, 2015, as filed with the Securities and Exchange Commission, or SEC, on June 1, 2015.  This Amendment is filed solely for the purpose of including the information required by Part III of Form 10-K.

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

Abaxis, Inc.
Annual Report on Form 10-K/A
For The Fiscal Year Ended March 31, 2015

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The following table sets forth information concerning Abaxis’ executive officers and directors as of May 29, 2015.

Name	Age	Title
Clinton H. Severson	67	Chairman of the Board and Chief Executive Officer
Vernon E. Altman(1)(3)	69	Director
Richard J. Bastiani, Ph.D.(1)(2)(3)	72	Director
Michael D. Casey(1)(2)(3)	69	Director
Henk J. Evenhuis(1)(3)	72	Director
Prithipal Singh, Ph.D.(1)(2)(3)	76	Director
Kenneth P. Aron, Ph.D.	62	Chief Technology Officer
Achim Henkel	57	Managing Director of Abaxis Europe GmbH
Alberto R. Santa Ines	68	Chief Financial Officer and Vice President of Finance
Ross Taylor	51	Vice President of Business Development and Investor Relations
Craig M. Tockman, DVM	55	Vice President of Animal Health Sales and Marketing for North America
Donald P. Wood	63	President and Chief Operating Officer

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Clinton H. Severson has served as our Chief Executive Officer and one of our directors since June 1996.  He was appointed Chairman of the Board in May 1998.  From June 1996 until April 2015, Mr. Severson also served as our President.  From February 1989 to May 1996, Mr. Severson served as President and Chief Executive Officer of MAST Immunosystems, Inc., a privately-held medical diagnostic company.  Since January 2015, Mr. Severson has served on the Board of Directors of Cutera.  Since June 2011, Mr. Severson has served on the Board of Directors of Response Biomedical Corporation.  Since November 2008, Mr. Severson has served on the Board of Directors of Trinity Biotech, a biotechnology company.  From November 2006 to February 2012, Mr. Severson served on the Board of Directors of CytoCore, Inc., a biotechnology company.  Mr. Severson is also a member of the Board of Directors of a privately-held company.  Mr. Severson was selected as a director because of his in-depth knowledge of our operations, financial condition and strategy in his position as our Chief Executive Officer, as well as his extensive senior management experience in medical diagnostics and experience serving on the Boards of Directors of various public and private companies.

Vernon E. Altman joined the Board in April 2011 and has served as our lead independent director since April 2014.  Mr. Altman joined the founding group to start Bain & Company, a global business consulting firm, in 1973 and is currently Senior Advisor of Bain & Company.  Mr. Altman is Chairman of the Board of Directors of Vobile, Inc.  He also served on the Board of Directors of Napster, Inc. prior to its acquisition.  Mr. Altman was selected to serve as director because of his vast array of experiences in many different industry segments, including operational, executive leadership and board experience.

Richard J. Bastiani, Ph.D. joined the Board in September 1995.  Dr. Bastiani is currently retired.  Dr. Bastiani was President of Dendreon, a biotechnology company, from September 1995 to September 1998.  From 1971 until 1995, Dr. Bastiani held a number of positions with Syva Company, a diagnostic company, including as President from 1991 until Syva was acquired by a subsidiary of Hoechst AG of Germany in 1995.  From 2007 to 2011, Dr. Bastiani served as Chairman of the Board of Directors of Response Biomedical Corporation.  From 1998 to 2005, Dr. Bastiani served as Chairman of the Board of Directors of ID Biomedical Corporation, after he was appointed to the Board of Directors of ID Biomedical Corporation in October 1996.  Dr. Bastiani is also a member of the Board of Directors of three privately-held companies.  Dr. Bastiani was selected as a director because of his extensive leadership experience with biotechnology companies and his in-depth knowledge of our business, strategy and management team, as well as his experience serving as Chairman of the Compensation Committee and on the Boards of Directors of various public and private companies.

Michael D. Casey joined the Board in October 2010.  Mr. Casey is currently retired.  From September 1997 to February 2002, Mr. Casey served as the Chairman, President, Chief Executive Officer and a director of Matrix Pharmaceutical, Inc., a biotechnology company.  From November 1995 to September 1997, Mr. Casey was Executive Vice President at Schein Pharmaceutical, Inc., a biotechnology company.  From December 1996 to September 1997, he also served as President of the retail and specialty products division of Schein Pharmaceutical, Inc.  From June 1993 to November 1995, he served as President and Chief Operating Officer of Genetic Therapy, Inc., a biotechnology company.  Mr. Casey was President of McNeil Pharmaceutical (a unit of Johnson & Johnson) from 1989 to June 1993 and Vice President, Sales and Marketing for Ortho Pharmaceutical Corp. (a subsidiary of Johnson & Johnson) from 1985 to 1989.  Mr. Casey has served on the Board of Directors of Celgene Corporation since 2002.  Mr. Casey previously served on the Board of Directors of AVI Biopharma, Inc. (now known as Sarepta Therapeutics, Inc.) from 2006 to 2010, Allos Therapeutics, Inc. from 2002 to 2010, Cholestech Corporation from 2001 to 2007, OrthoLogic Corporation from 2004 to 2007, Sicor, Inc. from 2002 to 2004, Bone Care International, Inc. from 2001 to 2005 and Durect Corp. from 2004 to 2013.  Mr. Casey was selected to serve as director because of his extensive industry knowledge and experience, including operational, leadership and board experience from his executive positions at pharmaceutical/biotechnology companies.

Henk J. Evenhuis joined the Board in November 2002.  Mr. Evenhuis is currently retired.  Mr. Evenhuis served as Executive Vice President and Chief Financial Officer of Fair Isaac Corporation, an analytic software company, from October 1999 to October 2002.  From 1987 to 1998, he was Executive Vice President and Chief Financial Officer of Lam Research Corporation, a semiconductor equipment manufacturer.  He served on the Board of Directors of Credence Systems Corporation from 1993 to 2008.  Mr. Evenhuis was selected as a director because of his financial expertise and prior senior leadership experience as a Chief Financial Officer at global technology companies, as well as his experience serving on the boards of various public companies, which provides a strong foundation to serve as Chairman of the Audit Committee.

Prithipal Singh, Ph.D. joined the Board in June 1992.  Dr. Singh is currently retired.  Prior to retiring, Dr. Singh was the Founder, Chairman and Chief Executive Officer of ChemTrak Inc., a manufacturer of medical diagnostic equipment, from 1988 to 1998.  Dr. Singh was an Executive Vice President of Idetec Corporation, an animal health care company, from 1985 to 1988 and a Vice President of Syva Corporation, a diagnostic company, from 1977 to 1985.  Dr. Singh was selected as a director because of his insight and experience with biotechnology companies through his prior executive leadership and management positions.

Kenneth P. Aron, Ph.D. has served as our Chief Technology Officer since April 2008.  Dr. Aron joined us in February 2000 as Vice President of Research and Development.  From April 1998 to November 1999, Dr. Aron was Vice President of Engineering and Technology of Incyte Pharmaceuticals, a genomic information company.  From April 1996 to April 1998, Dr. Aron was Vice President of Research, Development and Engineering for Cardiogenesis Corporation, a manufacturer of laser-based cardiology surgical products.

Achim Henkel has served as the Managing Director of our subsidiary, Abaxis Europe GmbH, since its incorporation in 2008.  From January 2000 to June 2008, Mr. Henkel served as our Sales and Marketing Manager for Europe, the Middle East and Africa.  Starting in October 2014, Mr. Henkel also serves as our Sales and Marketing Manager for Asia.  From January 1998 to December 2000, Mr. Henkel served as a consultant to the Company.

Alberto R. Santa Ines has served as our Chief Financial Officer and Vice President of Finance since April 2002.  Mr. Santa Ines joined us in February 2000 as Finance Manager and was promoted to Interim Chief Financial Officer and Director of Finance in April 2001 and to his current position in April 2002.  From March 1998 to January 2000, Mr. Santa Ines was a self-employed consultant to several companies.  From August 1997 to March 1998, Mr. Santa Ines was the Controller of Unisil, a semiconductor company.  From April 1994 to August 1997, he was a Senior Finance Manager at Lam Research Corporation, a semiconductor equipment manufacturer.

Ross Taylor has served as our Vice President of Business Development and Investor Relations since October 2014.  Mr. Taylor will serve as our Chief Financial Officer, Vice President of Finance and Secretary starting in August 2015.  From 2005 to 2014, Mr. Taylor served as Senior Vice President, Equity Research Analyst at CL King & Associates, an investment banking firm.

Craig M. Tockman, DVM has served as our Vice President of Animal Health Sales and Marketing for North America since April 2014.  Dr. Tockman joined in June 2006 as Director of Professional Services and was promoted to Director of Field Operations in October 2013.  From 2003 to 2006, Dr. Tockman served on the Company’s Advisory Board since he joined in 2003 as a founding member.

Donald P. Wood has served as our President and Chief Operating Officer since April 2015.  Mr. Wood joined us in October 2007 as Vice President of Operations, served as Chief Operations Officer from April 2009 to April 2014 and served as Chief Operating Officer from April 2014 to April 2015.  From April 2003 to September 2007, Mr. Wood was the Vice President of Operations of Cholestech Corporation, a medical products manufacturing company that was subsequently acquired by Inverness Medical Innovations, Inc. in September 2007.  From July 2001 to March 2003, Mr. Wood served as Vice President of Bone Health, a business unit of Quidel Corporation, a manufacturing and marketer of point-of-care diagnostics, and was responsible for Bone Health Product Operations, Device Research and Development, and Sales and Marketing.  He also served as Quidel’s Vice President of Ultrasound Operations from August 1999 to July 2001.  Prior to joining Quidel, Mr. Wood was the Director of Ultrasound Operations for Metra Biosystems Inc., a developer and manufacturing company of point-of-care products for osteoporosis, from July 1998 to August 1999 prior to Quidel’s acquisition of Metra Biosystems Inc.

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

Based solely on our review of the copies of Forms 3, 4 and 5 and amendments thereto received by us or filed with the SEC, we believe that during the period from April 1, 2014 through March 31, 2015, our executive officers, directors and greater than 10% shareholders complied with all applicable filing requirements applicable to these executive officers, directors and greater than 10% shareholders.

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

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis describes the principles underlying the material components of our executive compensation program for our executive officers, including the Named Executive Officers in the “Summary Compensation Table.”  We also provide an overview of the overall objectives of the program and the factors relevant to an analysis of these policies and decisions.  Our “Named Executive Officers” and their current roles with Abaxis are as follows:

•	Clinton H. Severson, Chief Executive Officer and Chairman of the Board
•	Alberto R. Santa Ines, Chief Financial Officer and Vice President of Finance
•	Kenneth P. Aron, Ph.D., Chief Technology Officer
•	Achim Henkel, Managing Director of Abaxis Europe GmbH
•	Donald P. Wood, President and Chief Operating Officer

On April 28, 2015, Mr. Wood was appointed to the role of President and Chief Operating Officer.  Prior to that date, Mr. Severson had served as our President.  Also on May 1, 2015, we entered into a transition agreement with Mr. Santa Ines, pursuant to which he will retire from his position as Chief Financial Officer and Vice President of Finance effective on July 31, 2015, after which he will provide part-time, non-executive employee services to us until May 15, 2016.  In connection with Mr. Santa Ines’ retirement, Mr. Taylor, our Vice President of Business Development and Investor Relations since October 2014, will become our Chief Financial Officer and Secretary, effective as of August 1, 2015.  Although Mr. Taylor is not a Named Executive Officer for fiscal 2015, this Compensation Discussion and Analysis includes information about Mr. Taylor's compensation to the extent that information may be necessary to understand our executive compensation program and the information contained herein.

Executive Summary

The Compensation Committee believes our executive compensation program reflects a strong pay-for-performance philosophy and is well-aligned with the long-term interests of shareholders.

Fiscal 2015 Business Performance

During fiscal 2015, we continued our efforts to enhance our business and create and sustain long-term value.  We demonstrated significant year-over-year growth in revenue, net income and liquidity, and completed the fiscal year in what we believe is a stronger position than any other time in our history.

Our fiscal 2015 achievements include:

•	Increased worldwide revenues from continuing operations by 25%, from $162.0 million in fiscal 2014 to $202.6 million in fiscal 2015. Revenues from continuing operations in North America increased by 29%, or $36.5 million, in fiscal 2015 compared to fiscal 2014, and revenues from continuing operations outside of North America increased by 11%, or $4.0 million, in fiscal 2015 compared to fiscal 2014. Revenues from instrument sales increased to $48.6 million, an increase of 30% over fiscal 2014. Revenues from consumable sales increased to $144.4 million, or 23%, in fiscal 2015 compared to fiscal 2014. In our veterinary market, total revenues from continuing operations increased to $164.0 million, an increase of 25% over fiscal 2014.

•	Increased diluted net income per share from continuing operations to $0.91 in fiscal 2015 from $0.72 in fiscal 2014.

•	Generated cash from operations of $36.4 million through the continued conservative management of our working capital and overall business.

•	Paid four quarterly dividends of $0.10 per share on our outstanding common stock during fiscal 2015, returning approximately $9.0 million in cash to all shareholders.

•	Delivered significant returns to our shareholders as our stock price increased 65% during fiscal 2015 (from $38.88 per share on March 31, 2014 to $64.11 per share on March 31, 2015).

•	Receipt of approval from the Center for Veterinary Biologicals of the U.S. Department of Agriculture, or USDA, of our VetScan Canine Ehrlichia Antibody Test Kit for use in rapid detection of canine Ehrlichia. This is the only test approved for detection of antibodies to all three dominant species impacting dogs in the U.S.: E. canis, E. chafeensis and E. ewingii. Accordingly, this improves the efficiency and the economics of carrying out such testing on these vector-borne diseases.

•	Receipt of approval from the USDA of our VetScan FeLV/FIV Rapid Test Kit for the detection of FeLV antigen and FIV antibodies from feline blood samples. Feline Leukemia virus (FeLV) and the feline immunodefiency virus (FIV) are retroviruses found in cats, and are among the most common infectious diseases in this species.

•	Receipt of approval from the USDA of our VetScan Anaplasma Rapid Test Kit for the detection of A. phagocytophelium and A. platys in canine whole blood, serum, or plasma samples. The approval of our VetScan Anaplasma Rapid Test Kit allows us to now offer a complete assessment of tickborne diseases based on our unique blend of novel peptides which are reactive with species-specific antibodies, coupled with targeted amplification on a rapid test format.

•	Sold the assets of our Abaxis Veterinary Reference Laboratories, or AVRL, realizing significant value for our shareholders and enabling us to focus on our core product offerings. In connection with the sale of our AVRL business, we recognized a pre-tax gain of $12.3 million ($7.7 million after-tax) on sale of discontinued operations during fiscal 2015.

We ended fiscal 2015 with cash, cash equivalents and investments of $157.3 million, an increase of $36.1 million from the end of fiscal 2014.

Fiscal 2015 Compensation

Consistent with our pay-for-performance philosophy, our Compensation Committee took the following actions in April 2014 with respect to the fiscal 2015 compensation of our Named Executive Officers.

•
Base Salary.  Mr. Wood’s fiscal 2015 base salary was increased by 15.4% as compared to fiscal 2014 in connection with his appointment as our Chief Operating Officer in April 2014.  Mr. Henkel’s fiscal 2015 base salary was increased by 20.5% as compared to fiscal 2014 because he was assigned increased responsibilities of expanding sales and marketing distribution internationally.  We increased the fiscal 2015 base salary of our Chief Executive Officer by 3.1% and the fiscal 2015 base salaries of Mr. Santa Ines and Dr. Aron by 7.7%.  These increases were made primarily to maintain our Compensation Committee’s general guideline of targeting executive officer salaries to be between the 25th and 50th percentiles of our peer group, to ensure an appropriate balance in the Named Executive Officers’ compensation mix between cash and equity, to retain employees with the qualifications desired for each particular position, to compensation Named Executive Officers for increased responsibilities when applicable and reward each of the Named Executive Officers for his performance in the prior year.

•	Annual Bonus. Mr. Wood’s fiscal 2015 target annual bonus opportunity was increased by 40.0% as compared to fiscal 2014 in connection with his appointment as our Chief Operating Officer. Mr. Henkel’s fiscal 2015 target annual bonus opportunity was increased by 38.2% in connection with his increased responsibilities of expanding sales and marketing distribution internationally. We increased the fiscal 2015 target annual bonus opportunity of our Chief Executive Officer by 3.7% and the fiscal 2015 target annual bonus opportunities of Mr. Santa Ines and Dr. Aron by 13.3% as compared to their fiscal 2014 target annual bonus opportunities. For fiscal 2015, the Compensation Committee targeted total cash compensation (salary, plus bonus payable at 100% achievement of performance goals - which we refer to as “target bonus”) to be at or slightly above the 75th percentile of Abaxis’ peer group for each Named Executive Officer’s total cash compensation as this provides for a larger percentage of at-risk pay while accounting for the company’s below market median positioning on base salary. The fiscal 2015 target annual bonus opportunity increases were made to ensure an appropriate balance in the Named Executive Officers’ compensation mix between cash and equity, to retain employees with the qualifications desired for each particular position and provide an opportunity to reward each of the Named Executive Officers for strong performance during fiscal 2015. For fiscal 2015, due to exceeding our financial goals, the actual total cash compensation earned under our annual cash incentive bonus program was at 121-127% of the target bonus opportunities for our Named Executive Officers. In addition, as a result of our improvement in performance in fiscal 2015 as compared to fiscal 2014, including (a) a 25% increase in revenues from continuing operations, (b) the successful sale of the assets of AVRL and (c) obtaining regulatory approvals of rapid tests, the Compensation Committee approved an additional discretionary bonus pool of $1.7 million for all employees, of which the Named Executive Officers were awarded the following amounts: (a) Mr. Severson, $302,260, (b) Mr. Santa Ines, $183,515, (c) Dr. Aron, $183,515, (d) Mr. Henkel, €95,481, and (e) Mr. Wood, $226,695. The Compensation Committee only approved the discretionary bonuses due to very special circumstances; the payment of discretionary bonuses is not part of our normal executive compensation program.

•	Equity Awards. We granted our Named Executive Officers equity awards in the form of restricted stock units subject to a mix of time-based and performance-based vesting, which are intended to incentivize, encourage retention and enhance share ownership, aligning the interests of our Named Executive Officers with the interests of our shareholders. The time-based restricted stock units vest over a four-year time-based vesting schedule that is heavily weighted (approximately 70%) towards the fourth year, to emphasize the long-term nature of these awards. The performance-based restricted stock units awarded in fiscal 2015 vest if certain financial goals for fiscal year 2015 are achieved and the recipient continues to serve Abaxis for three and four years following the date of grant, which means that our executive officer’s ability to earn compensation under these awards is dependent on our meeting such goals and on their continued service with us over the long-term. In early fiscal 2015, all of the performance-based restricted stock units granted to our Named Executive Officers in fiscal 2014 were cancelled because the corporate performance targets for fiscal 2014 performance-based restricted stock units were not met. For the restricted stock units with performance-based vesting granted in fiscal 2015, the performance criteria based on financial goals was achieved during fiscal 2015 and therefore, each executive officer became eligible to earn their fiscal 2015 restricted stock unit award if they satisfy the additional timed-based service criteria for the award to vest.

Executive Compensation Governance Highlights

Below we summarize certain executive compensation-related practices that we follow and that we believe serve our shareholders’ long-term interests.

What We Do
✓	Maintain an Executive Compensation Program Designed to Align Pay with Performance
✓	Use Structure a Substantial Portion of Officer Pay Opportunities in the form of “At-Risk” Performance-Based Compensation
✓	Conduct an Annual Say-on-Pay Vote
✓	Seek Input from, Listen to and Respond to Shareholders
✓	Employ a Clawback Policy
✓	Utilize Robust Stock Ownership Guidelines
✓	Have Double-Trigger Severance Arrangements Starting With Officers Hired in Fiscal 2015
✓	Prohibit Hedging and Pledging of Company Stock
✓	Retain an Independent Compensation Consultant

What We Do Not Do
✗	Provide Tax Gross-ups or Single-Trigger Equity Acceleration Starting with Officers Hired in Fiscal 2015
✗	Provide Excessive Perquisites
✗	Provide Guaranteed Bonuses

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

Executive Compensation Program Objectives and Framework

Our executive compensation program has three primary components:  (1) base salary, (2) short-term cash incentive bonuses and (3) long-term equity grants.  Base salaries for our executive officers are a minimum fixed level of compensation consistent with or below competitive market practice.  Short-term cash incentive bonuses awarded to our executive officers are intended to incentivize and reward achievement of financial, operating and strategic objectives during the fiscal year and targets are typically set to be above market.  Our executive officers’ total potential cash compensation is heavily weighted toward annual cash incentive bonuses, because our Compensation Committee and Board of Directors believe this weighting best aligns the interests of our executive officers with that of shareholders generally and helps ensure a strong pay-for-performance culture.  Long-term equity grants awarded to our executive officers are designed to ensure strong performance, promote retention and align our executives’ long-term interests with shareholders’ long-term interests by ensuring that incentive compensation is linked to our long-term company performance.  Equity awards are typically set to be above market, as the majority of these awards are earned only if we achieve key performance goals and our Named Executive Officers continue in service for the long-term.  As described below in “Competitive Market Analysis,” our Compensation Committee assesses compensation market practices by reference to a compensation peer group developed by our independent executive compensation advisor.

Executive compensation is reviewed annually by our Compensation Committee and Board of Directors, and adjustments are made to reflect company objectives and competitive conditions.  Our executive compensation review process includes our Compensation Committee engaging an independent compensation consulting advisor annually, as described below in “Competitive Market Analysis,” and an annual review by our Compensation Committee, with the assistance of outside counsel, of our equity incentive plans.  We also offer our executive officers participation in our 401(k) plan, health care insurance, flexible spending accounts and certain other benefits available generally to all full-time employees.  Prior to the granting of any equity incentive awards to executive officers, the Board of Directors and/or our Compensation Committee reviews, with the assistance of outside counsel, our equity incentive plans to ensure compliance therewith.  All of our equity awards granted to our executive officers during fiscal 2015 were granted under and in compliance with the terms of our 2005 Equity Incentive Plan.  Our 2014 Equity Incentive Plan became the successor to and replaced our 2005 Equity Incentive Plan upon its approval by our shareholders in October 2014 and accordingly, fiscal 2016 equity awards to our Named Executive Officers were granted under and subject to the terms of our 2014 Equity Incentive Plan.

Pay for Performance Philosophy

Our executive compensation is weighted heavily toward at-risk, performance-based compensation designed to align the interests of our Named Executive Officers with those of our shareholders.  Annual cash incentive bonus and restricted stock units comprise a significant portion of the Named Executive Officers’ total compensation.  Based on our fiscal 2015 financial plan, the Compensation Committee sets the performance metrics and establishes target compensation at the beginning of the performance period.

The fiscal 2015 corporate performance metrics and specific financial targets for the Named Executive Officers to earn a cash bonus payout are as follows:

Performance Metric (and Weighting)	Target Performance Goal	Achievement Threshold (1)	Actual Achievement as a Percentage of Target	Payout Percentage (2)
Revenues (50%) (3)
• Revenues worldwide	$201.6 million	90%	107%	121%
• Revenues from Europe	$29.4 million	90%	103%	109%
Income before income tax provision (50%)	$29.8 million	90%	111%	133%
(1)	“Threshold” refers to the minimum level of achievement of the target performance goal necessary to earn any bonus payout under the plan.
(2)	The bonus payout percentage depends on the level of the performance metric achieved over the threshold. Additional information on bonus payment calculation is described in “Annual Cash Incentive Bonus - Bonus Calculations.”
(3)	Revenues for the Named Executive Officers is based on consolidated revenues from continuing and discontinued operations, except for Mr. Henkel, whose revenue target is based on revenues from continuing operations from Europe.

Annual cash incentive bonuses for our Named Executive Officers in fiscal 2015 were contingent on the achievement of the specified corporate performance goals described above and individual performance.  As further described under “Annual Cash Incentive Bonus – Bonus Calculations,” the Compensation Committee determined that the quarterly pre-determined revenues and income before income tax provision goals for fiscal 2015 were satisfied at an aggregate performance level of 103-107% and 111%, respectively, and therefore, the Named Executive Officers (other than Mr. Henkel) earned 127% of their target annual bonus awards for fiscal 2015 and Mr. Henkel earned 121% of his target annual bonus award for fiscal 2015.

The performance-based restricted stock units granted to our Named Executive Officers in fiscal 2015 vested based on (1) achieving specified financial targets over a single-fiscal year performance period and (2) the executive officer remaining in the service of the company over a four-year vesting period.  The awards are comprised of two specified corporate performance targets for fiscal 2015 (90% of a target performance goal and 100% of a target performance goal), which are both equally weighted at 50%.  The specific fiscal 2015 financial targets are as follows:

Performance Metric (and Weighting)	Target Performance Goal	Performance Vesting Schedule	Vesting Date
Consolidated income from operations (100%)	$29.1 million	• Achievement > 90% of target goal, 25% vest	April 28, 2017
		• Achievement > 90% of target goal, 25% vest	April 28, 2018
		• Achievement > 100% of target goal, 25% vest	April 28, 2017
		• Achievement > 100% of target goal, 25% vest	April 28, 2018

For fiscal 2015, the Compensation Committee determined that our actual performance and corresponding vesting percentages, with respect to the target goal were as follows:

Performance Metric (and Weighting)	Actual Performance	Actual Performance as a Percentage of Target	Actual Performance Criteria Vesting Percentage
Consolidated income from operations (100%)	$32.5 million	112%	100%

In early fiscal 2015, the Compensation Committee maintained the same percentage of total target direct equity award compensation that consisted of performance-based restricted stock units granted to our Chief Executive Officer at 65% and increased the percentage from 64% to 73% to our other Named Executive Officers to further align compensation with corporate performance and shareholder value.  In April 2015, the Compensation Committee determined that the pre-determined consolidated income from operations for fiscal 2015 was above 100% of the target goal required to vest, and accordingly, the performance criteria based on financial goals were achieved during fiscal 2015 and therefore each executive officer became eligible earn their fiscal 2015 restricted stock unit award if they satisfy the additional timed-based service criteria for the award to vest.

Significant At-Risk Compensation

We continue to deliver a significant portion of our executive officer compensation in the form of variable, at-risk pay in furtherance of our pay-for-performance philosophy. The charts below illustrate the fiscal 2015 compensation mix among base salary, target bonus opportunity under the fiscal 2015 cash bonus incentive plan, and actual fiscal 2015 long-term incentive awards (presented using their grant date fair values) for the Chief Executive Officer and other Named Executive Officers. As illustrated below, approximately 86% of our Chief Executive Officer’s and other Named Executive Officers’ compensation was variable and at risk.

Fiscal 2015 CEO Target Total Direct Compensation Pay Mix	Fiscal 2015 Named Executive Officers’ (other than CEO) Target Total Direct Compensation Pay Mix

As shown in the above charts, for fiscal 2015, we delivered approximately 65% of our Chief Executive Officer’s target total direct compensation and approximately 65% for the other Named Executive Officers’ target total direct compensation in the form of long-term incentive awards, the actual economic value of which will depend directly on our long-term success and the performance of our stock price over the period during which the awards vest.

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

No other executive officers participate in the determination or recommendation of the amount or form of executive officer compensation, except our Compensation Committee may discuss with our Chief Executive Officer or Chief Financial Officer our financial, operating and strategic business objectives, bonus targets or performance goals.  The Compensation Committee reviews and determines the appropriateness of the financial measures and performance goals, as well as assesses the degree of difficulty in achieving specific bonus targets and performance goals.  Our Compensation Committee does not delegate any of its functions in determining executive and/or director compensation.  To date, our Compensation Committee has not established any formal policies or guidelines for allocating compensation between long-term and currently paid out compensation, cash and non-cash compensation, or among different forms of non-cash compensation.  However, as described above, our Compensation Committee does aim for a significant portion of our executive officer compensation in the form of variable, at-risk pay.

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

Certain information regarding the size and value of the Compensation Peer Group companies relative to the Company is set forth below (based on financials at the time of review in December 2012).

Compensation Peer Group
	Abaxis, Inc.	Range	Median
Revenue	$ 157 million	$ 52 million - $344 million	$ 166 million
Market Capitalization	$ 814 million	$ 180 million - $2,245 million	$ 682 million
EBITDA (1)	$ 25 million	$ (67) million - $69 million	$ 22 million
Employees	491	120 - 2,106	506
(1)	Represents earnings before interest, taxes, depreciation and amortization.

When making fiscal 2015 executive compensation decisions, the Compensation Committee believed that the Compensation Peer Group was still an appropriate frame of reference for Abaxis.  The report prepared in March 2013 by Pay Governance with market data on the Compensation Peer Group identified in December 2012 was considered by the Compensation Committee in its fiscal 2015 executive compensation decisions as a point of reference.  Our Compensation Committee and Board of Directors may engage compensation consultants in the future as they deem it to be necessary or appropriate, and intends to retain one each year.

Independent Compensation Consultant

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

Shareholder Advisory Vote on Executive Compensation

At our Annual Meeting of Shareholders held on October 22, 2014, we held an advisory vote on executive compensation.  Approximately 95% of the votes cast on the proposal were in favor of our Named Executive Officer compensation as disclosed in the proxy statement.  Our Compensation Committee reviewed these final vote results and determined that, given the significant level of support, no material changes to our executive compensation policies and programs were necessary as a result of the advisory vote on executive compensation.

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

Our Board of Directors set salaries for fiscal 2015 after considering an analysis of total cash compensation for our executive officers compared to the Compensation Peer Group by Pay Governance and the recommendations of the Compensation Committee.  For fiscal 2015 base salaries, our Compensation Committee recommended that we increase base salaries in amounts designed to make such amounts competitive with those of similarly-situated executives at our peer companies, to ensure an appropriate balance in the Named Executive Officers’ compensation mix between cash and equity, to retain employees with the qualifications desired for each particular position and reward each of the Named Executive Officers for his performance in the prior year.  For fiscal 2015 and 2016, the Compensation Committee made recommendations to target salaries to be between the 25th and 50th percentile of our Compensation Peer Group.  Our Compensation Committee considered this 25th and 50th percentile range as a general guideline for the appropriate level of potential salaries, but did not attempt to specifically match this or any other percentile.  Our Compensation Committee also considered the recommendations of the Chief Executive Officer regarding the compensation of each of the Named Executive Officers who reported directly to him.  However, the Compensation Committee and our Board of Directors did not base their considerations on any single factor but rather considered a mix of factors and evaluated individual salaries against that mix.

Our Board of Directors set salaries for fiscal 2015 after considering an analysis of total cash compensation for our executive officers compared to the Compensation Peer Group prepared by Pay Governance and the recommendations of the Compensation Committee.  For fiscal 2015 base salaries, our Compensation Committee recommended that we increase base salaries in amounts designed to reward each of the Named Executive Officers for their performance in the prior year while maintaining base salaries at an appropriately competitive level for each Named Executive Officer’s position.  The Compensation Committee and Board of Directors determined that many of the prior recommendations made by Pay Governance in March 2013 continued to be relevant for fiscal 2015, and accordingly, based on the peer company analysis of total compensation from March 2013, the Compensation Committee recommended to the Board of Directors to increase base salaries for our Named Executive Officers from fiscal 2014 to fiscal 2015 at 3.1-7.7% to reflect annual merit increases and individual performances, except for Mr. Henkel, who received an increase of 20.5%, which reflects a merit increase and an increase for assuming additional responsibilities of expanding our sales and marketing distribution internationally, and Mr. Wood, who received an increase of 15.4% in his base salary, which reflects a merit increase and an increase for his promotion to Chief Operating Officer in April 2014.  With these increases for fiscal 2015 base salaries fell between the 25th and 50th percentile of our Compensation Peer Group from the market data obtained from March 2013, reflecting the Compensation Committee’s general guideline for the appropriate level of base salary as described above.

Based on the recommendations of the Compensation Committee, our Board of Directors approved the following base salaries (effective July 2014 for fiscal 2015 and June 2015 for fiscal 2016) for our Named Executive Officers:

Named Executive Officer	Fiscal 2015 Base Salary		Fiscal 2016 Base Salary
Clinton H. Severson	$500,000		$550,000
Alberto R. Santa Ines	$280,000		$290,000
Kenneth P. Aron, Ph.D.	$280,000		$290,000
Achim Henkel	$276,020	(1)	$225,971	(1)
Donald P. Wood	$300,000		$350,000
(1) Mr. Henkel’s annual base salary rate for fiscal 2015 and fiscal 2016 are €200,000 and €208,000, respectively. These amounts have been converted to U.S. dollars in the table above using the Euro to U.S. dollar exchange rate on the date the Compensation Committee approved the compensation for Mr. Henkel.

Fiscal 2015 and 2016 base salary increases for the Named Executive Officers were as follows:

Named Executive Officer	Fiscal 2015 Percent Increase In Base Salary from Fiscal 2014	Fiscal 2016 Percent Increase In Base Salary from Fiscal 2015
Clinton H. Severson	3.1%	10.0%
Alberto R. Santa Ines	7.7%	3.6%
Kenneth P. Aron, Ph.D.	7.7%	3.6%
Achim Henkel (1)	20.5%	4.0%
Donald P. Wood (2)	15.4%	16.7%
(1) Mr. Henkel’s increase in base salary reflected his increased responsibilities of expanding sales and marketing distribution internationally.
(2) Mr. Wood’s increase in base salary reflected his promotion to Chief Operating Officer, effective April 2014.

The fiscal 2016 base salary for Mr. Taylor, who will be succeeding Mr. Santa Ines as our Chief Financial Officer in August 2015, is $250,000.

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

The cash incentive bonuses are paid quarterly upon meeting pre-determined quarterly financial goals, which is designed to align compensation with our quarterly corporate financial performance, reward achievement of consistent short-term profit growth and profitability and provide executives with a meaningful total cash compensation opportunity (base salary and quarterly bonus).  At the beginning of fiscal 2015, the Compensation Committee approved the quarterly and annual financial targets that would support the Company’s annual operating plan.  The bonus program, along with the specific financial performance goals, is a key element of the Compensation Committee’s pay-for-performance philosophy, and consistent with this philosophy for fiscal 2015, the Chief Executive Officer and other Named Executive Officers earned the bonuses at 121-127% of their targets, which was commensurate with the level of achievement of the corporate performance goals.

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

Named Executive Officer	Fiscal 2014 Target Bonus		Fiscal 2015 Target Bonus		Fiscal 2015 In Target Bonus Percent Increase From Fiscal 2014
Clinton H. Severson	$675,000		$700,000		3.7%
Alberto R. Santa Ines	$375,000		$425,000		13.3%
Kenneth P. Aron, Ph.D.	$375,000		$425,000		13.3%
Achim Henkel (1)	$234,974	(2)	$324,323	(2)	38.2	% (2)
Donald P. Wood (3)	$375,000		$525,000		40.0%
(1) Mr. Henkel’s increase in target bonus reflected his increased responsibilities of expanding sales and marketing distribution internationally.
(2) Mr. Henkel’s target bonus for fiscal 2015 and fiscal 2016 was €235,000 and €300,000, respectively.  These amounts have been converted to U.S. dollars in the table above using the Euro to U.S. dollar exchange rate on the date the Compensation Committee approved the compensation for Mr. Henkel.  Mr. Henkel’s increase in target bonus is calculated in Euros.
(3) Mr. Wood’s increase in target bonus reflected his promotion to Chief Operating Officer, effective April 2014.

Corporate Performance Measures

For fiscal 2015, our Compensation Committee selected quarterly revenues and quarterly income before income tax provision at the beginning of the fiscal year as the corporate financial performance measures for our executive officer bonus program, which we believe are the most important measures of both annual financial performance and long-term shareholder value.  Each of the fiscal 2015 corporate financial performance measures and target goals are disclosed above under “Pay for Performance Philosophy.”  The Compensation Committee selected quarterly revenues and quarterly income before income tax provision as the performance metrics under the bonus plan with equal weightings, as it believes that because we are a growth company, revenues is an important indicator of the Company’s potential for increasing long-term shareholder value and income before income tax provision is an important indicator of the Company’s current profitability, a priority to our shareholders.

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

Bonus Calculations

Payment of the target bonus is equally weighted between achievement of our quarterly revenues performance goal and our quarterly income before income tax provision performance goal.  Bonuses are earned for the first, second and third quarter only if we achieve at least 90% of either of our pre-established quarterly revenues and/or quarterly income before income tax provision goals and also meet any operational goals set by the Compensation Committee.  Bonuses are earned in the fourth quarter based on the annual, rather than quarterly, achievement of at least 90% of either of our pre-established annual revenues and/or income before income tax provision goals for the year and also the achievement of any operational goals set by the Compensation Committee.  After the initial threshold is met, the amount of the target bonus paid is based on a sliding scale relative to the proportionate achievement of the performance goals.  If we achieve 90% of only one performance goal, the payout would be limited to 25% of the aggregate target bonus.  For each 1% above 90% of that performance goal, the payout would increase by 2.5% for the aggregate target bonus.  The target bonus will be fully earned if at least 100% of both performance goals are achieved.  For each 1% above 100% of a performance goal, the payout would increase by 1.5% for the aggregate target bonus.  The maximum potential bonus payout is 200% of the target bonus, provided we achieve greater than 133% of at least one of the performance goals.  Assuming targets are reached, the bonus payments are paid as follows:  15% of the applicable bonus amount for the first quarter, 25% in the second and third quarters, and 35% in the fourth quarter.  At the end of the fourth quarter, the final amount of the bonus earned will be adjusted to reflect overall performance against the year.

Bonus Decisions and Analysis

The Compensation Committee evaluated our financial performance for each quarter of fiscal 2015 and the level of achievement of each of the corporate performance measures for those quarters.  As noted above, the fiscal 2015 bonus to each Named Executive Officer was based upon the achievement of two equally-weighted financial goals, our quarterly revenues and income before income tax provision goals.  Based on this evaluation, the Compensation Committee determined that our Named Executive Officers had achieved 109% of their target performance goals for fiscal 2015, except for Mr. Henkel, who achieved 107% of his target performance goals for fiscal 2015.  The actual quarterly results and quarterly targets for fiscal 2015 are summarized below.

Fiscal 2015 (in millions)	Actual Revenues Worldwide (1)	Target Revenues Worldwide at 100% (1)	Actual Revenues from Europe	Target Revenues from Europe at 100%	Actual Income Before Income Tax Provision (2)	Target Income Before Income Tax Provision at 100% (2)
First quarter	$47.5	$46.4	$7.3	$6.9	$7.5	$6.8
Second quarter	$53.9	$49.4	$7.2	$7.0	$8.5	$6.8
Third quarter	$59.5	$53.5	$8.2	$7.5	$9.0	$8.3
Fourth quarter	$55.9	$52.3	$7.7	$8.0	$6.3	$7.9
Fiscal 2015	$216.8	$201.6	$30.4	$29.4	$31.3	$29.8
(1)  Financial goals include both continuing operations and discontinued operations of AVRL.
(2)  The actual and target bonus level for income before income tax provision includes bonus expense, if earned, however, in accordance with our executive officer bonus program, actual income before income tax provision amount excludes the gain on sale of AVRL and the discretionary bonus earned during the period.

At least 90% achievement of the target level of the pre-established corporate goal is necessary for any bonus payout.  The Board of Directors (with Mr. Severson abstaining) approves the achievement of the target bonus levels for each quarter.  On April 28, 2015, the Compensation Committee approved the fiscal 2015 bonuses awarded to each of our Named Executive Officers, which were as follows:

Named Executive Officer	Fiscal 2015 Bonus Awarded		Percentage of Target Bonus
Clinton H. Severson	$889,000		127%
Alberto R. Santa Ines	$539,750		127%
Kenneth P. Aron, Ph.D.	$539,750		127%
Achim Henkel	$341,033	(1)	120%
Donald P. Wood	$666,750		127%
(1)  Mr. Henkel's fiscal 2015 bonus was €280,000 and has been converted to U.S. dollars in the table above using the Euro to U.S. dollar exchange rate as of the end of the quarter in which the bonus was earned.

In making determinations of the fiscal 2015 bonuses awarded based on the corporate performance goals and payout methodology described above, the Compensation Committee approved the payment of a one-time, discretionary cash bonus to each of our Named Executive Officers in recognition of their contributions to a strong company performance in fiscal 2015.  The Compensation Committee only approved the discretionary bonuses due to very special circumstances; the payment of discretionary bonuses is not part of our normal executive compensation program.  The Compensation Committee determined that it was appropriate to award these discretionary bonuses in recognition of the improvement in performance in fiscal 2015, as compared to the prior fiscal year, including (a) a 25% increase in revenue from continuing operations, (b) the successful sale of the assets of AVRL and (c) obtaining regulatory approvals of rapid tests.  The discretionary bonuses were determined based on our Chief Executive Officer’s recommendations, other than with respect to himself, and the Compensation Committee’s assessment of individual contributions.  These discretionary bonus amounts for each Named Executive Officer were as follows:

Named Executive Officer	Fiscal 2015 Discretionary Bonus
Clinton H. Severson	$302,260
Alberto R. Santa Ines	$183,515
Kenneth P. Aron, Ph.D.	$183,515
Achim Henkel	$103,597	(1)
Donald P. Wood	$226,695
(1) Mr. Henkel's fiscal 2015 discretionary bonus was €95,481 and has been converted to U.S. dollars in the table above using the Euro to U.S. dollar exchange rate as of the end of the quarter in which the bonus was earned.

Target Bonus Opportunities for Fiscal 2016

For fiscal 2016, our Compensation Committee generally targeted total cash compensation to be at or slightly above the 75th percentile of the Compensation Peer Group.  Our Compensation Committee considered this target as a general guideline for the appropriate level of potential cash bonus compensation.  The Compensation Committee believed that this was appropriate because generally base salary is set below the median of the Compensation Peer Group, with certain exceptions when the Compensation Committee determines appropriate.  Also, the Compensation Committee believed that this was appropriate to ensure we retain and motivate our executives, and align pay with performance.  The actual total cash compensation earned could be above or below the 75th percentile of the Compensation Peer Group based on strength of the company’s performance.  The target bonus level set by the Compensation Committee is designed to place a high degree of cash compensation at-risk and the Compensation Committee believes it is appropriate to provide for payout opportunities above the median of the Compensation Peer Group, considering that the base salaries of the Named Executive Officers are below the median of the Compensation Peer Group.  The target bonus level for the Named Executive Officers is designed to incentivize them with respect to future company performance, to place a higher portion of our Named Executive Officers’ compensation at risk when compared to executives in the Compensation Peer Group and to maintain total compensation at an appropriately competitive level in the industry based on market data obtained from March 2013.

Based on the individual performances of the Named Executive Officers over the prior year, the scope of responsibilities, and on the peer company analysis of total compensation prepared by Pay Governance in March 2013, the Compensation Committee recommended to the Board of Directors to increase target bonus opportunities for fiscal 2016 for our Named Executive Officers.  In April 2015, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2016 target bonus levels for our executive officers.  The following table summarizes the fiscal 2016 target bonus amounts for our Named Executive Officers and for Mr. Taylor, who will be succeeding Mr. Santa Ines as our Chief Financial Officer in August 2015:

Named Executive Officer	Fiscal 2016 Target Bonus
Clinton H. Severson	$800,000
Alberto R. Santa Ines	$425,000
Kenneth P. Aron, Ph.D.	$425,000
Achim Henkel	€300,000
Donald P. Wood	$525,000
Ross Taylor	$425,000

Although Mr. Santa Ines’ bonus target is expressed as an annual amount above, he will cease to be eligible for bonuses upon his retirement in July 2015 and thus will not be eligible to receive bonuses in respect of our second, third and fourth quarter performance in fiscal 2016.  Payment of the target bonus, as identified above, for fiscal 2016, will continue to be equally weighted at 50% for achievement of our consolidated quarterly revenue performance goal (or, in the case of Mr. Henkel, our consolidated Europe, United Kingdom and Pacific Rim revenue performance goal) and 50% for achievement of our quarterly income before income tax provision performance goal.  For fiscal 2016, bonuses will be paid in the same payout structure as the fiscal 2015 bonus discussed in “Bonus Calculations,” with the exception of specified financial targets as determined by the Compensation Committee.

Long-Term Equity Incentive Compensation

Long-term incentive equity awards are designed as a key element of compensation for our executive officers so that a substantial portion of their total direct compensation is tied to increasing the market value of Abaxis.  We make annual grants of long-term incentive equity awards, in the first quarter of each fiscal year, to align our executives’ interests with those of our shareholders, to promote executives’ focus on the long-term financial performance of Abaxis, and, through time-based and performance-based vesting requirements, to enhance long-term performance and retention.  The Compensation Committee approves all restricted stock unit grants to our Named Executive Officers and other executive officers.

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

Under our 2005 Equity Incentive Plan and under our 2014 Equity Incentive Plan, we are permitted to award a variety of share-based awards, including stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards.  Prior to fiscal 2007, equity-based grants to our executive officers comprised solely of stock options.  Beginning in fiscal 2007, we began granting restricted stock units to our executive officers.  Starting in fiscal 2013, we implemented a performance-based vesting equity program.  Under this program, starting in fiscal 2013, our Compensation Committee granted our Named Executive Officers restricted stock units that vest only if certain financial and/or operating goals are achieved.  Additionally, in fiscal 2014, we redesigned the performance-based restricted stock units to better align the objectives of the company and interests of our shareholders.  Equity grants to our Named Executive Officers in fiscal 2015 and fiscal 2016 are discussed below.

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

Restricted Stock Units

Starting in fiscal 2013, we implemented a performance-based vesting equity program, such that a portion of the equity awards that our Compensation Committee granted to our executive officers vest only if certain financial and/or operating goals were achieved.  Our Compensation Committee has determined that a mix of time-based and performance-based vesting for the restricted stock unit awards provide an effective tool for incentivizing and retaining those executive officers who are most responsible for direct impact on corporate performance by balancing variable compensation (restricted stock units subject to performance-based vesting, which we refer to as performance units) and compensation with a more predictable value (restricted stock units subject to time-based vesting).

Since April 2013, the Compensation Committee has designed the performance-based restricted stock units so that vesting terms are based on (1) achieving specified financial targets over a single-fiscal year performance period and (2) remaining in the service of the company over a four-year vesting period.  The awards are comprised of two specified corporate performance targets for the fiscal 2015 year, which are both equally weighted at 50%.  The Compensation Committee believes that the financial impact from the accounting for the share-based compensation expense of these equity incentive awards, along with the retention of the Named Executive Officers, were aligned with shareholder value.

Fiscal 2014 Performance Restricted Stock Unit Cancellations and Fiscal 2015 Restricted Stock Unit Grants

In April 2014, the Compensation Committee determined that that the Company’s consolidated income from operations for fiscal 2014 was below 90% of the target on which the fiscal 2014 restricted stock units granted to our Named Executive Officers subject to the performance-based vesting were based. Accordingly, each of our Named Executive Officers forfeited their entire fiscal 2014 performance-based restricted stock unit award, demonstrating the rigor of our pay-for-performance philosophy.  In April 2014, after considering an analysis of total compensation for our Named Executive Officers, the Compensation Committee determined that for fiscal 2015, a mix of time-based and performance-based vesting for the restricted stock unit awards would continue to provide an effective tool for incentivizing and retaining those executive officers who are most responsible for direct impact on corporate performance by balancing variable compensation (restricted stock units subject to performance-based vesting) and compensation with a more predictable value (restricted stock units subject to time-based vesting).

The performance units granted in fiscal 2015, or the FY2015 Performance RSUs, consist of the right to receive shares of common stock, only if both of the following criteria are satisfied:  (1) the company’s consolidated income from operations for the fiscal year ending March 31, 2015, as certified by the Compensation Committee, is in excess of the applicable target amount set forth in the table below; and (2) the recipient remains in the service of the company until the applicable vesting date set forth below.

Shares Issuable Upon Settlement of Fiscal 2015 Performance Units	Consolidated Income From Operations for the Year Ending March 31, 2015	Vesting date
25%	> 90% of $29.1 million	April 28, 2017
25%	> 90% of $29.1 million	April 28, 2018
25%	> 100% of $29.1 million	April 28, 2017
25%	> 100% of $29.1 million	April 28, 2018

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

The Compensation Committee believed that the equity award program for fiscal 2015 aligns the executives’ focus on the achievement of specific performance goals intended to help position us for future growth.  Furthermore, the Compensation Committee believes that our restricted stock grants will enhance executive share ownership, further aligning their interests with those of shareholders.  In determining the appropriate amount of restricted stock grants to award to the Named Executive Officers for fiscal 2015, the Compensation Committee aimed for long-term equity incentive compensation awards, when taken together with the base salary and annual incentive compensation opportunities provided to the Named Executive Officers, to result in actual total direct compensation to the Named Executive Officers to be at or slightly above the 75th percentile of the Compensation Peer Group, assuming performance at the target level under the annual incentive compensation plan and also determines such amounts based on individual, company, and stock performance, as compared to similarly-situated executive officers in our Compensation Peer Group and in our industry generally.  The Compensation Committee has determined that providing compensation at these levels would provide incentives to attract and retain highly qualified executives.  The Compensation Committee also determined that it was appropriate for all Named Executive Officers other than the Chief Executive Officer to generally receive a similarly-size equity grant for fiscal 2015, because this maintains internal pay equity.

In April 2014, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2015 long-term equity incentive compensation awards for our Named Executive Officers.  The following table summarizes the fiscal 2015 restricted stock units with time-based vesting and performance units awarded to our Named Executive Officers.

Named Executive Officer	Restricted Stock Units with Time-Based Vesting Granted in Fiscal 2015 (#)	Performance Units Granted in Fiscal 2015 (#)
Clinton H. Severson	19,000	36,000
Alberto R. Santa Ines	9,000	24,000
Kenneth P. Aron, Ph.D.	9,000	24,000
Achim Henkel	9,000	24,000
Donald P. Wood	9,000	24,000

The Compensation Committee chose to structure the fiscal 2015 restricted stock units granted to the Named Executive Officers to be more heavily weighted towards those with performance-based vesting, to further its policy of providing performance-based pay that is directly aligned with company performance.  Accordingly, our Named Executive Officers received, on average, over 70% of their fiscal 2015 restricted stock units in the form of performance-based vesting restricted stock units.

On April 28, 2015, the Compensation Committee determined that the Company’s consolidated income from operations for fiscal 2015 was above 100% of target and accordingly, because the performance criteria was achieved during fiscal 2015, the FY2015 Performance RSUs became eligible to vest in full, if each executive officer completes the remaining timed-based service criteria necessary for the award to vest.

Fiscal 2016 Restricted Stock Unit Grants

In April 2015, after considering an analysis of total compensation for our Named Executive Officers, the Compensation Committee again determined that a mix of performance units and restricted stock units subject to time-based vesting would be appropriate, for the reasons described above.

The performance units granted in fiscal 2016, or the FY2016 Performance RSUs, consist of the right to receive shares of common stock, only if both of the following criteria are satisfied:  (1) the company’s consolidated income from operations for the fiscal year ending March 31, 2016, as certified by the Compensation Committee, is in excess of the applicable target amount set forth in the table below; and (2) the recipient remains in the service of the company until the applicable vesting date set forth below.

Shares Issuable Upon Settlement of Fiscal 2016 Performance Units	Consolidated Income From Operations for the Year Ending March 31, 2016	Vesting date
25%	> 90% of target	May 4, 2018
25%	> 90% of target	May 4, 2019
25%	> 100% of target	May 4, 2018
25%	> 100% of target	May 4, 2019

The Compensation Committee again selected annual consolidated income from operations as the performance metric for the FY2016 Performance RSUs to vest, as it believes that this is an important measurement of the company’s performance and effectiveness of achieving financial strategies, in terms of cost controls, and for that reason, it establishes target levels to achieve operating income growth and return long-term shareholder value.  The FY2016 Performance RSUs, with a one year performance period, are designed to motivate executive officers to focus their efforts on annual goals and at the same time, to strengthen and encourage retention as an executive officer must continue employment with us for the awards to vest.

Restricted stock units subject to time-based vesting granted in fiscal 2016 to the Named Executive Officers continued to have the four-year time-based vesting terms as described above.

In April 2015, our Compensation Committee and Board of Directors (with Mr. Severson abstaining) approved the fiscal 2016 long-term equity incentive compensation for our Named Executive Officers in the same amounts as were awarded to our Named Executive Officers in fiscal 2015.  As in fiscal 2015, our Named Executive Officers (and Mr. Taylor) received a substantially greater portion of their fiscal 2016 restricted stock units in the form of performance-based vesting restricted stock units. The following table summarizes the fiscal 2016 restricted stock units with time-based vesting and performance units awarded to our Named Executive Officers and to Mr. Taylor.

Named Executive Officer	Restricted Stock Units with Time-Based Vesting Granted in Fiscal 2016 (#)	Performance Units Granted in Fiscal 2016 (#)
Clinton H. Severson	19,000	36,000
Alberto R. Santa Ines	9,000	24,000
Kenneth P. Aron, Ph.D.	9,000	24,000
Achim Henkel	9,000	24,000
Donald P. Wood	9,000	24,000
Ross Taylor	9,000	16,000

Other Compensation Policies and Benefits

Benefits and Perquisites

We do not provide any of our executive officers with any material perquisites.  Currently, all benefits offered to our executive officers, including an opportunity to participate in our 401(k) plan, medical, dental, vision, life insurance, disability coverage, long-term care insurance benefits and flexible spending accounts, are also available on a non-discriminatory basis to other full-time employees.  We also provide vacation and other paid holidays to all full-time employees, including our Named Executive Officers.  From time to time when determined appropriate by the Compensation Committee, we may provide benefits to executive officers in unique circumstances necessary to assist them in their services to our Company.

Clawback Policy

Since January 2014, we have maintained a compensation clawback policy that includes, among other things, provisions permitting our board to require officers to repay to us certain amounts in the event of a restatement of our financial statements due to material noncompliance with any financial reporting requirement.  The policy permits our board to seek recoupment from officers from any of the following sources:  prior incentive compensation payments; future payments of incentive compensation; cancellation of outstanding equity awards; future equity awards; and direct repayment.  The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 further expanded the reach of mandatory recoupment policies but the Securities and Exchange Commission has yet to provide final guidance for implementation of such requirements.  We will comply with any final recoupment policy guidance.

Stock Ownership Guidelines

We maintain stock ownership guidelines for our executive officers and directors, as follows:

Position	Stock Ownership Guideline
Chief Executive Officer	7x base salary
Executive Officers (other than the Chief Executive Officer)	3x base salary
Directors	5x annual cash retainer

These guidelines require that executives and directors be meaningfully invested in the Company’s stock, and therefore be personally invested in the Company’s performance to ensure strong alignment with shareholder interests.  Our stock ownership guidelines were adopted in 2011 and give all executive officers and directors through the first day of each of the Company’s fiscal years beginning with April 1, 2016 to accumulate enough shares to satisfy the stock ownership requirements.  All of our Named Executive Officers meet these guidelines and our Chief Executive Officer’s stock ownership is currently 68.3 times his base salary.

Employment Agreements

In October 2010, we entered into an employment agreement with Mr. Severson, our Chief Executive Officer, which amended, restated and superseded Mr. Severson’s existing employment agreement, dated July 11, 2005.  The amended and restated employment agreement provides Mr. Severson with a severance payment equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause.  Additionally, upon Mr. Severson’s termination without cause or resignation for good reason, all of Mr. Severson’s unvested stock options, restricted stock units and other equity awards would vest in full.  Certain severance benefits provided pursuant to the Severance Plan (described below in “Change in Control and Severance Agreements”) with respect to a change of control supersede those provided pursuant to the employment agreement.

On May 30, 2008, we entered into a service agreement with Mr. Henkel in connection with his appointment as Managing Director of our subsidiary, Abaxis Europe GmbH.  The service agreement provides that Mr. Henkel will be a participant in our Severance Plan.  In addition, the service agreement provides for six months of salary payments if Mr. Henkel is preventing from working due to illness or upon his death, which will be reduced by any health insurance payments upon such events.

On April 29, 2015, we entered into an offer letter agreement with Mr. Taylor in connection with his appointment as Chief Financial Officer, effective as of August 1, 2015.  The offer letter provides for an annual base salary of $250,000, a target annual cash incentive for fiscal 2016 of $425,000, an award of 9,000 restricted stock units subject to time-based vesting and 16,000 restricted stock units subject to performance-based vesting and a relocation bonus of $25,000.  The relocation bonus must be repaid, up to the full $25,000 amount, if Mr. Taylor resigns from employment or is terminated by us for Cause (as defined in Severance Plan described below) before October 20, 2018, the four year anniversary of Mr. Taylor’s initial employment start date with the Company, with the repayment amount pro-rated based on the time of such resignation or termination.  However, if there is a change in control of the Company prior to October 20, 2018 and Mr. Taylor remains an employee of our Company through such change in control, he does not need to repay the relocation bonus.  Additionally, the offer letter agreement also provides that Mr. Taylor will be a participant in the Severance Plan, on the specific terms and adjustments described below.

On May 1, 2015, we entered into a transition agreement providing for Mr. Santa Ines’ retirement, effective as of July 31, 2015.  Pursuant to this agreement, Mr. Santa Ines will remain with the Company after his retirement as a part-time, nonexecutive employee on an hourly basis until May 15, 2016 and, subject to Mr. Santa Ines’ service through such date and the effectiveness of a release of claims, the time-based vesting of the performance restricted stock units granted to Mr. Santa Ines in April 2014 (which have already vested in full as to the Company’s performance) will be accelerated in full.  The transition agreement also provides that upon his retirement on July 31, 2015, Mr. Santa Ines will cease to be eligible for any severance of change of control benefits, including under the Severance Plan.

Change in Control and Severance Agreements

In July 2006, our Board of Directors, after considering a change of control program analysis from the peer company analysis prepared by our compensation advisor at that time and upon the recommendation of our Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”).  The Severance Plan was adopted by our Board of Directors to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control.  Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board of Directors.  Each of our Named Executive Officers, as well as Mr. Taylor, are designated as participants in the Severance Plan, however Mr. Santa Ines will cease such participation as of his retirement from Chief Financial Officer on July 31, 2015.

The Board of Directors has amended the Severance Plan from time to time to ensure its compliance with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”).  In May 2014, our Compensation Committee determined to discontinue the practice of providing “single-trigger” equity vesting acceleration upon a change of control and the tax “gross up” provisions in the Severance Plan, as further described below.  Accordingly, Mr. Taylor’s offer letter agreement with us provides that, notwithstanding the terms of the Severance Plan, Mr. Taylor will not be entitled to automatic vesting acceleration and the tax payment described above upon a change of control.  Instead, Mr. Taylor will be entitled to automatic equity vesting acceleration only on a “double-trigger” basis, requiring a termination in connection with a change of control, and will not be entitled to an excise tax gross up.

The Severance Plan (with respect to Mr. Taylor, as adjusted by his offer letter) provides that, if the participant’s employment is terminated by us (or any successor of Abaxis) for any reason other than cause, death, or disability within 18 months following the change of control date and such termination constitutes a separation in service, the participant is eligible to receive severance benefits as follows:

•	on the 60th day after the termination date, a lump sum cash payment equal to two times the sum of the participant’s annual base salary and the participant’s target annual bonus amount for the year in which the change of control occurs;

•	payment of up to 24 months of premiums for medical, dental and vision benefits, provided, however, that if the participant becomes eligible to receive comparable benefits under another employer’s plan, our benefits will be secondary to those provided under such other plan;

•	reimbursement, on a monthly basis, of up to 24 months of premiums for disability and life insurance benefits if the participant elects to convert his or her disability and/or life insurance benefits under our plans into individual policies following termination;

•	for a participant who joined the Severance Plan on or after May 2014, full vesting of all equity awards;

•	for a participant who joined the Severance Plan on or after May 2014, a “better after tax” provision providing that any payment or benefit the participant may receive that would be a “parachute payment” within the meaning of 280G of the Code subject to an excise tax imposed under Section 4999 of the Code (the “Excise Tax”) will be either paid in full and subject to such Excise Tax or cut back to an amount that will not trigger the Excise Tax, whichever results in the greatest economic benefit for the participant; and

•	for a participant who joined the Severance Plan prior to May 2014 payment of an amount equal to any Excise Tax, as well as a payment in reimbursement of Excise Taxes and income taxes arising from the initial Excise Tax payment, provided, however, that payment of such amount is capped at $1,000,000 per participant.

Payment of the foregoing severance benefits is conditioned upon the participant’s execution of a valid and effective release of claims against us.

In addition, for participants who joined the Severance Plan prior to May 2014, the Severance Plan provides that upon the occurrence of a change of control, the participant’s outstanding stock option(s) and other unvested equity-based instruments will accelerate in full, and any such stock awards shall become immediately exercisable.  Under the 2005 Equity Incentive Plan, all equity awards held by executive officers accelerate upon a change in control.  This equity acceleration does not apply to Mr. Taylor.  Our 2014 Equity Incentive Plan does not contain this automatic vesting acceleration provision.

Compensation Policies and Practices as They Relate to Risk Management

In fiscal 2015, our Compensation Committee commissioned its outside compensation consultant Pay Governance to conduct a risk assessment of our executive compensation policies and practices.  After reviewing such analysis and reviewing our compensation policies and practices, in fiscal 2015, our Compensation Committee concluded that the mix and design of these policies and practices are not reasonably likely to encourage our employees to take excessive risks.  In connection with its evaluation, our Compensation Committee considered, among other things, the structure, philosophy and design characteristics of our primary incentive compensation plans and programs in light of our risk management and governance procedures, as well as other factors that may calibrate or balance potential risk-taking incentives.

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

COMPENSATION COMMITTEE REPORT (1)

The Compensation Committee has reviewed and discussed with management the disclosures contained in the Compensation Discussion and Analysis included in this Annual Report on Form 10-K/A for the fiscal year ended March 31, 2015.

Based upon this review and discussion with management, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A for the fiscal year ended March 31, 2015.

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

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth for fiscal 2015, 2014 and 2013, the compensation awarded or paid to, or earned by, Abaxis’ Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers at March 31, 2015 (collectively, the “Named Executive Officers”).

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)		Stock Awards ($) (1)(2)	Non-Equity Incentive Plan Compensation ($) (3)		All Other Compensation ($) (4)		Total ($)
Clinton H. Severson Chief Executive Officer and Chairman of the Board	2015 2014 2013	498,231 478,116 431,250		302,260 - -		2,245,100 2,333,650 1,024,075	889,000 72,563 571,875		13,858 10,841 13,638	(5)	3,948,449 2,895,170 2,040,838

Alberto R. Santa Ines Chief Financial Officer and Vice President of Finance	2015 2014 2013	276,154 258,500 239,500		183,515 - -		1,347,060 1,060,750 467,513	539,750 40,313 320,251		13,366 9,985 12,751	(6)	2,359,845 1,369,548 1,040,015

Kenneth P. Aron, Ph.D. Chief Technology Officer	2015 2014 2013	276,154 258,500 242,000		183,515 - -		1,347,060 1,060,750 467,513	539,750 40,313 320,251		27,322 24,547 26,186	(7)	2,373,801 1,384,110 1,055,950

Achim Henkel Managing Director of Abaxis Europe GmbH	2015	239,866	(8)	103,597	(8)	1,347,060	341,033	(8)	13,195	(9)	2,044,751

Donald P. Wood President and Chief Operating Officer	2015 2014 2013	291,308 258,500 239,500		226,695 - -		1,347,060 1,060,750 467,513	666,750 40,313 320,251		21,515 18,731 20,720	(10)	2,553,328 1,378,294 1,047,984

(1)	Awards consist of restricted stock units granted to the Named Executive Officer in the fiscal year specified. Amounts shown do not reflect whether the Named Executive Officer has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). Amounts listed in this column represent the grant date fair value of the awards granted in the fiscal year indicated as computed in accordance with Accounting Standards Codification (“ASC”) 718, “Compensation-Stock Compensation” (“ASC 718”). For restricted stock units subject to performance-based vesting, such grant date fair value is based on the probable outcome of the performance conditions as of the grant date, in accordance with ASC 718. Assuming the highest level of performance conditions were met for fiscal 2015, the grant date fair value of performance unit awards would be as follows: (a) Mr. Severson, $1.5 million, (b) Mr. Santa Ines, $980,000, (c) Dr. Aron, $980,000, (d) Mr. Henkel, $980,000 and (e) Mr. Wood, $980,000.

(2)	For a discussion of the assumptions used in determining the fair value of awards of restricted stock units in the above table and other additional information on restricted stock unit granted, see Note 15 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on June 1, 2015.

(3)	Represents the cash performance bonuses earned during each fiscal year based on achievement of corporate financial performance goals, as described under “Executive Compensation – Compensation Discussion and Analysis” above. The annual cash bonuses were paid in four quarterly installments within one month following the end of the applicable quarter upon achieving the established quarterly revenues and/or quarterly income before income tax provision goals for that quarter. Amounts do not include bonuses paid during a fiscal year, with respect to bonuses earned in a prior fiscal year.

(4)	Amounts listed are based upon our actual costs expensed in connection with such compensation.

(5)	In fiscal 2015, consists of $6,027 in supplemental health plan expenses reimbursed by us, $438 in group life insurance paid by us, $418 in disability insurance premiums paid by us, $444 in long-term care insurance premiums paid by us and $6,531 in matching contributions made by us to Mr. Severson’s 401(k) account.

(6)	In fiscal 2015, consists of $5,619 in supplemental health plan expenses reimbursed by us, $410 in group life insurance paid by us, $418 in disability insurance premiums paid by us, $513 in long-term care insurance premiums paid by us and $6,406 in matching contributions made by us to Mr. Santa Ines’ 401(k) account.

(7)	In fiscal 2015, consists of $19,786 in supplemental health plan expenses reimbursed by us, $410 in group life insurance paid by us, $418 in disability insurance premiums paid by us, $302 in long-term care insurance premiums paid by us and $6,406 in matching contributions made by us to Dr. Aron’s 401(k) account.

(8)
Amounts have been converted to U.S. dollars in the table above based on using the month end Euro to U.S. dollar exchange rate for salary compensation and the quarter end Euro to U.S. dollar exchange rate for bonus compensation.

(9)	In fiscal 2015, consists of $4,480 in supplemental health plan expenses reimbursed by us, $218 in long-term care insurance premiums paid by us and $8,497 in pension insurance contributions made by us. These benefit amounts have been converted to U.S. dollars based on using the month end Euro to U.S. dollar exchange rate.

(10)	In fiscal 2015, consists of $13,927 in supplemental health plan expenses reimbursed by us, $438 in group life insurance paid by us, $418 in disability insurance premiums paid by us, $326 in long-term care insurance premiums paid by us and $6,406 in matching contributions made by us to Mr. Wood’s 401(k) account.

The following table sets forth the percentage of base salary and annual cash incentive bonus (not including discretionary bonuses) that may potentially be earned by each Named Executive Officer as a percentage of total compensation for fiscal 2015.

Named Executive Officer	Base Salary As a Percentage of Total Compensation (1)	Annual Cash Incentive Bonus As a Percentage of Total Compensation (1)
Clinton H. Severson	13%	23%
Alberto R. Santa Ines	12%	23%
Kenneth P. Aron, Ph.D.	12%	23%
Achim Henkel	12%	17%
Donald P. Wood	11%	26%
(1)	Total compensation is defined as total compensation as reported in the “Summary Compensation Table” for fiscal 2015. Included in the total compensation are long-term equity incentive awards with performance-based vesting criteria. Performance units only provide an economic benefit if the performance goals are achieved.

Employment Agreements.  In October 2010, we entered into an employment agreement with Clinton H. Severson, our Chief Executive Officer, which amended, restated and superseded Mr. Severson’s existing Employment Agreement, dated July 11, 2005.  The amended and restated employment agreement provides Mr. Severson with a severance payment equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause.  Additionally, upon Mr. Severson’s termination without cause or resignation for good reason, all of Mr. Severson’s unvested stock options, restricted stock units and other equity awards would vest in full.  Certain severance benefits provided pursuant to the Severance Plan (described below in “Change in Control and Severance Agreements”) with respect to a change of control supersede those provided pursuant to the employment agreement.

On May 30, 2008, we entered into a service agreement with Mr. Henkel in connection with his appointment as Managing Director of our subsidiary, Abaxis Europe GmbH.  The service agreement provides that Mr. Henkel will be a participant in our Severance Plan.  In addition, the service agreement provides for six months of salary payments if Mr. Henkel is preventing from working due to illness or upon his death, which will be reduced by any health insurance payments upon such events.

On April 29, 2015, we entered into an offer letter agreement with Mr. Taylor in connection with his appointment as Chief Financial Officer, effective as of August 1, 2015.  The offer letter provides for an annual base salary of $250,000, a target annual cash incentive for fiscal 2016 of $425,000, an award of 9,000 restricted stock units subject to time-based vesting and 16,000 restricted stock units subject to performance-based vesting and a relocation bonus of $25,000.  The relocation bonus must be repaid, up to the full $25,000 amount, if Mr. Taylor resigns from employment or is terminated by us for Cause (as defined in Severance Plan described below) before October 20, 2018, the four year anniversary of Mr. Taylor’s initial employment start date with the Company, with the repayment amount pro-rated based on the time of such resignation or termination.  However, if there is a change in control of the Company prior to October 20, 2018 and Mr. Taylor remains an employee of our Company through such change in control, he does not need to repay the relocation bonus.  Additionally, the offer letter agreement also provides that Mr. Taylor will be a participant in the Severance Plan, on the specific terms and adjustments described below.

On May 1, 2015, we entered into a transition agreement providing for Mr. Santa Ines’ retirement, effective as of July 31, 2015.  Pursuant to this agreement, Mr. Santa Ines will remain with the Company after his retirement as a part-time, nonexecutive employee on an hourly basis until May 15, 2016 and, subject to Mr. Santa Ines’ service through such date and the effectiveness of a release of claims, the time-based vesting of the performance restricted stock units granted to Mr. Santa Ines in April 2014 (which have already vested in full as to the Company’s performance) will be accelerated in full.  The transition agreement also provides that upon his retirement on July 31, 2015, Mr. Santa Ines will cease to be eligible for any severance of change of control benefits, including under the Severance Plan.

Grants of Plan-Based Awards in Fiscal 2015

The following table sets forth the grants of plan-based awards to our Named Executive Officers during fiscal 2015.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)			All Other Stock Awards: Number of Shares of Stock	Grant Date Fair Value of Stock and Option
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	or Units (#) (3)	Awards ($) (4)
Clinton H. Severson
Annual cash incentive bonus		175,000	700,000	1,400,000
Restricted stock units	4/28/2014							19,000	775,580
Restricted stock units	4/28/2014				0	36,000	36,000		1,469,520
Alberto R. Santa Ines
Annual cash incentive bonus		106,250	425,000	850,000
Restricted stock units	4/28/2014							9,000	367,380
Restricted stock units	4/28/2014				0	24,000	24,000		979,680
Kenneth P. Aron, Ph.D.
Annual cash incentive bonus		106,250	425,000	850,000
Restricted stock units	4/28/2014							9,000	367,380
Restricted stock units	4/28/2014				0	24,000	24,000		979,680
Achim Henkel
Annual cash incentive bonus (5)		81,080	324,324	648,647
Restricted stock units	4/28/2014							9,000	367,380
Restricted stock units	4/28/2014				0	16,000	16,000		979,680
Donald P. Wood
Annual cash incentive bonus		131,250	525,000	1,050,000
Restricted stock units	4/28/2014							9,000	367,380
Restricted stock units	4/28/2014				0	24,000	24,000		979,680

(1)	Actual cash performance bonuses, which were approved by the Board of Directors (with Mr. Severson abstaining) upon recommendation by the Compensation Committee based on achievement of corporate financial performance goals for fiscal 2015, were paid for within one month following the end of the quarter upon achieving the established quarterly revenues and/or quarterly income before income tax provision goals. Actual cash performance bonuses are shown in the “Non-Equity Incentive Plan Compensation” column of the “Summary Compensation Table” above. “Threshold” refers to the minimum amount of annual bonus payable for a certain level of performance under the plan.

(2)	Consists of a performance-based restricted stock unit granted under, and is subject to, the terms of our 2005 Equity Incentive Plan. Restricted stock units were subject to vesting only if both of the following criteria are satisfied: (a) consolidated income from operations for the fiscal year ended March 31, 2015 was in excess of the applicable target amount; and (b) the recipient remained in the service of the company until the applicable vesting date set forth as follows: (i) 25% shares issuable upon settlement of FY2015 Performance RSUs upon satisfying 90% of target of consolidated income from operations for the year ended March 31, 2015 and time-based vesting on April 28, 2017; (ii) 25% shares issuable upon settlement of FY2015 Performance RSUs upon satisfying 90% of target of consolidated income from operations for the year ended March 31, 2015 and time-based vesting on April 28, 2018; (iii) 25% shares issuable upon settlement of FY2015 Performance RSUs upon satisfying 100% of target of consolidated income from operations for the year ended March 31, 2015 and time-based vesting on April 28, 2017; and (iv) 25% shares issuable upon settlement of FY2015 Performance RSUs upon satisfying 100% of target of consolidated income from operations for the year ended March 31, 2015 and time-based vesting on April 28, 2018. Additional information on restricted stock unit granted is described above in “Restricted Stock Units.”

(3)	Consists of a time-based restricted stock unit granted under, and is subject to, the terms of our 2005 Equity Incentive Plan. The four-year time-based vesting terms of the restricted stock units is as follows, assuming continuous employment: five percent of the shares vest after the first year; ten percent of the shares vest after the second year; 15 percent of the shares vest after the third year; and 70 percent of the shares vest after the fourth year. Additional information on restricted stock unit granted is described above in “Restricted Stock Units.”

(4)	Represents the fair value of the restricted stock unit award on the date of grant, pursuant to ASC 718. See Note 15 of the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on June 1, 2015 for additional information. For restricted stock units subject to performance-based vesting, such grant date fair value is based on the probable outcome of the performance conditions as of the grant date, in accordance with ASC 718. Assuming the highest level of performance conditions were met, the grant date fair value of such awards would be as follows: (a) Mr. Severson, $1.5 million, (b) Mr. Santa Ines, $980,000, (c) Dr. Aron, $980,000, (d) Mr. Henkel, $980,000 and (e) Mr. Wood, $980,000.

(5)	Amounts have been converted to U.S. dollars based on using the exchange rate of Euros on the date that the Compensation Committee approved the fiscal 2015 compensation for executive officers.

Outstanding Equity Awards at Fiscal Year End 2015

The following table shows, for the fiscal year ended March 31, 2015, certain information regarding outstanding equity awards at fiscal year end for our Named Executive Officers.

		Stock Awards
Name	Grant Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($) (1)
Clinton H. Severson	5/2/2011	38,500	(2)	2,468,235
	4/30/2012	19,550	(2)	1,253,350
	4/29/2013	18,050	(2)	1,157,186
	4/28/2014	19,000	(2)	1,218,090
	4/28/2014	36,000	(3)	2,307,960

Alberto R. Santa Ines	5/2/2011	17,500	(2)	1,121,925
	4/30/2012	8,925	(2)	572,182
	4/29/2013	8,550	(2)	548,140
	4/28/2014	9,000	(2)	576,990
	4/28/2014	24,000	(4)	1,538,640

Kenneth P. Aron, Ph.D.	5/2/2011	17,500	(2)	1,121,925
	4/30/2012	8,925	(2)	572,182
	4/29/2013	8,550	(2)	548,140
	4/28/2014	9,000	(2)	576,990
	4/28/2014	24,000	(3)	1,538,640

Achim Henkel	5/2/2011	14,000	(2)	897,540
	4/30/2012	7,650	(2)	490,441
	4/29/2013	6,650	(2)	426,332
	4/28/2014	9,000	(2)	576,990
	4/28/2014	24,000	(2)	1,538,640

Donald P. Wood	5/2/2011	17,500	(2)	1,121,925
	4/30/2012	8,925	(2)	572,182
	4/29/2013	8,550	(2)	548,140
	4/28/2014	9,000	(2)	576,990
	4/28/2014	24,000	(3)	1,538,640

(1)	The value of the equity award is based on the closing price of our common stock of $64.11 on March 31, 2015, as reported on the NASDAQ Global Select Market.

(2)	The four-year time-based vesting terms of the restricted stock units is as follows, assuming continuous employment: five percent of the shares vest after the first year; ten percent of the shares vest after the second year; 15 percent of the shares vest after the third year; and 70 percent of the shares vest after the fourth year. Additional information on restricted stock units granted during fiscal 2015 is described above in “Restricted Stock Units.”

(3)	The restricted stock unit awards vest upon satisfying both performance and service criteria. On April 28, 2015, the Compensation Committee determined that the Company’s consolidated income from operations for fiscal 2015 was above 100% of target and accordingly, because the performance criteria was achieved during fiscal 2015, the Fiscal 2015 Performance Units became eligible to vest in full, if each executive officer provides continuous employment through the vest date on the third and fourth year following the date of grant.

(4)	The restricted stock unit awards vest upon satisfying both performance and service criteria. On April 28, 2015, we entered into a transition agreement with Mr. Santa Ines to remain with the Company after his retirement as a part-time, nonexecutive employee until May 15, 2016 and, subject to Mr. Santa Ines’ service through such date the time-based vesting of this performance restricted stock units granted to Mr. Santa Ines in April 2014 (which have already vested in full as to the Company’s performance) will be accelerated in full.

Option Exercises and Stock Vested in Fiscal 2015

The following table shows all shares of common stock acquired upon all stock awards vested and value realized upon vesting, held by our Named Executive Officers during fiscal 2015.  None of our Named Executive Officers exercised any outstanding stock options during fiscal 2015 and as of the end of fiscal 2015, there were no outstanding stock options to purchase our common stock.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
Clinton H. Severson	50,000	2,039,210
Alberto R. Santa Ines	22,750	927,838
Kenneth P. Aron, Ph.D.	22,750	927,838
Achim Henkel	18,250	744,300
Donald P. Wood	22,750	927,838

(1)	The value realized on vesting of restricted stock units equals the fair market value of our common stock on the settlement date, multiplied by the number of shares that vested.

Severance and Change in Control Agreements

Employment Agreements

In October 2010, we entered into an employment agreement with Mr. Severson, our Chief Executive Officer, which amended, restated and superseded Mr. Severson’s existing employment agreement, dated July 11, 2005.  The amended and restated employment agreement provides Mr. Severson with a severance payment equal to two years of salary, bonus and benefits if his employment with us is terminated for any reason other than cause.  Additionally, upon Mr. Severson’s termination without cause or resignation for good reason, all of Mr. Severson’s unvested stock options, restricted stock units and other equity awards would vest in full.  Certain severance benefits provided pursuant to the Severance Plan (described below) with respect to a change of control supersede those provided pursuant to the employment agreement.

On May 30, 2008, we entered into a service agreement with Mr. Henkel in connection with his appointment as Managing Director of our subsidiary, Abaxis Europe GmbH.  The service agreement provides that Mr. Henkel will be a participant in our Severance Plan.  In addition, the service agreement provides for six months of salary payments if Mr. Henkel is preventing from working due to illness or upon his death, which will be reduced by any health insurance payments upon such events.

On April 29, 2015, we entered into an offer letter agreement with Mr. Taylor in connection with his appointment as Chief Financial Officer, effective as of August 1, 2015.  The offer letter provides for an annual base salary of $250,000, a target annual cash incentive for fiscal 2016 of $425,000, an award of 9,000 restricted stock units subject to time-based vesting and 16,000 restricted stock units subject to performance-based vesting and a relocation bonus of $25,000.  The relocation bonus must be repaid, up to the full $25,000 amount, if Mr. Taylor resigns from employment or is terminated by us for Cause (as defined in Severance Plan described below) before October 20, 2018, the four year anniversary of Mr. Taylor’s initial employment start date with the Company, with the repayment amount pro-rated based on the time of such resignation or termination.  However, if there is a change in control of the Company prior to October 20, 2018 and Mr. Taylor remains an employee of our Company through such change in control, he does not need to repay the relocation bonus.  Additionally, the offer letter agreement also provides that Mr. Taylor will be a participant in the Severance Plan, on the specific terms and adjustments described below.

On May 1 2015, we entered into a transition agreement providing for Mr. Santa Ines’ retirement, effective as of July 31, 2015.  Pursuant to this agreement, Mr. Santa Ines will remain with the Company after his retirement as a part-time, nonexecutive employee on an hourly basis until May 15, 2016 and, subject to Mr. Santa Ines’ service through such date and the effectiveness of a release of claims, the time-based vesting of the performance restricted stock units granted to Mr. Santa Ines in April 2014 (which have already vested in full as to the Company’s performance) will be accelerated in full.  The transition agreement also provides that upon his retirement on July 31, 2015, Mr. Santa Ines will cease to be eligible for any severance of change of control benefits, including under the Severance Plan.

Executive Change of Control Severance Plan

In July 2006, our Board of Directors, after considering a change of control program analysis from the peer company analysis prepared by our compensation advisor at that time and upon the recommendation of our Compensation Committee, approved and adopted the Abaxis, Inc. Executive Change of Control Severance Plan (the “Severance Plan”).  The Severance Plan was adopted by our Board of Directors to reduce the distraction of executives and potential loss of executive talent that could arise from a potential change of control.  Participants in the Severance Plan include Abaxis’ senior managers who are selected by the Board of Directors.  Each of our Named Executive Officers, as well as Mr. Taylor, are designated as participants in the Severance Plan, however Mr. Santa Ines will cease such participation as of his retirement from Chief Financial Officer on July 31, 2015.

The Board of Directors has amended the Severance Plan from time to time to ensure its compliance with Section 409A of the Code.  In May 2014, our Compensation Committee determined to discontinue the practice of providing “single-trigger” equity vesting acceleration upon a change of control and the tax “gross up” provisions in the Severance Plan, as further described below.  Accordingly, Mr. Taylor’s offer letter agreement with us provides that, notwithstanding the terms of the Severance Plan, Mr. Taylor will not be entitled to automatic vesting acceleration and the tax payment described above upon a change of control.  Instead, Mr. Taylor will be entitled to automatic equity vesting acceleration only on a “double-trigger” basis, requiring a termination in connection with a change of control, and will not be entitled to an excise tax gross up.

The Severance Plan (with respect to Mr. Taylor, as adjusted by his offer letter) provides that, if the participant’s employment is terminated by us (or any successor of Abaxis) for any reason other than cause, death, or disability within 18 months following the change of control date and such termination constitutes a separation in service, the participant is eligible to receive severance benefits as follows:

•	on the 60th day after the termination date, a lump sum cash payment equal to two times the sum of the participant’s annual base salary and the participant’s target annual bonus amount for the year in which the change of control occurs;

•	payment of up to 24 months of premiums for medical, dental and vision benefits, provided, however, that if the participant becomes eligible to receive comparable benefits under another employer’s plan, our benefits will be secondary to those provided under such other plan;

•	reimbursement, on a monthly basis, of up to 24 months of premiums for disability and life insurance benefits if the participant elects to convert his or her disability and/or life insurance benefits under our plans into individual policies following termination;

•	for a participant who joined the Severance Plan on or after May 2014, full vesting of all equity awards;

•	for a participant who joined the Severance Plan on or after May 2014, a “better after tax” provision providing that any payment or benefit the participant may receive that would be a “parachute payment” within the meaning of 280G of the Code subject to the Excise Tax will be either paid in full and subject to such Excise Tax or cut back to an amount that will not trigger the Excise Tax, whichever results in the greatest economic benefit for the participant; and

•	for a participant who joined the Severance Plan prior to May 2014 payment of an amount equal to any Excise Tax, as well as a payment in reimbursement of Excise Taxes and income taxes arising from the initial Excise Tax payment, provided, however, that payment of such amount is capped at $1,000,000 per participant.

Payment of the foregoing severance benefits is conditioned upon the participant’s execution of a valid and effective release of claims against us.

In addition, for participants who joined the Severance Plan prior to May 2014, the Severance Plan provides that upon the occurrence of a change of control, the participant’s outstanding stock option(s) and other unvested equity-based instruments will accelerate in full, and any such stock awards shall become immediately exercisable.  Under the 2005 Equity Incentive Plan, all equity awards held by executive officers accelerate upon a change in control.  This equity acceleration does not apply to Mr. Taylor.  Our 2014 Equity Incentive Plan does not contain this automatic vesting acceleration provision.

Incentive Plans

Under our 2005 Equity Incentive Plan, or the 2005 Plan, in the event of a “change in control,” as such term is defined by the 2005 Plan, the surviving, continuing, successor or purchasing entity or its parent may, without the consent of any participant, either assume or continue in effect any or all outstanding options and stock appreciation rights or substitute substantially equivalent options or rights for its stock.  Any options or stock appreciation rights which are not assumed or continued in connection with a change in control or exercised prior to the change in control will terminate effective as of the time of the change in control.  Our Compensation Committee may provide for the acceleration of vesting of any or all outstanding options or stock appreciation rights upon such terms and to such extent as it determines.  The 2005 Plan also authorizes our Compensation Committee, in its discretion and without the consent of any participant, to cancel each or any outstanding option or stock appreciation right upon a change in control in exchange for a payment to the participant with respect to each vested share (and each unvested share if so determined by our Compensation Committee) subject to the cancelled award of an amount of cash, stock or other property equal to the fair market value of the excess of the consideration to be paid per share of common stock in the change in control transaction over the exercise price per share under the award.  The Compensation Committee, in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of any stock award, restricted stock unit award, performance share or performance unit, cash-based award or other share-based award held by a participant upon such conditions and to such extent as determined by our Compensation Committee.  The vesting of non-employee director awards and officer awards (including awards held by the Named Executive Officers) granted under the 2005 Plan automatically will accelerate in full upon a change in control. However, our offer letter agreements with new executive officers hired starting in fiscal 2015 (Mr. Taylor and Mr. Tockman) provide that, notwithstanding the terms of the 2005 Plan, they will not be entitled to automatic vesting acceleration upon a change of control.

Under our 2014 Equity Incentive Plan, or the 2014 Plan, in the event of certain specified significant corporate transactions, including a change in control, unless otherwise provided in a participant’s award agreement or other written agreement with us or one of our affiliates, we have the discretion to take any of the following actions with respect to stock awards: (1) arrange for the assumption, continuation or substitution of a stock award by a surviving or acquiring entity or parent company; (2) arrange for the assignment of any reacquisition or repurchase rights held by us to the surviving or acquiring entity or parent company; (3) accelerate the vesting of the stock award, in whole or in part, and provide for its termination prior to the effective time of the corporate transaction; (4) arrange for the lapse, in whole or in part, of any reacquisition or repurchase right held by us; (5) cancel or arrange for the cancellation of the stock award, to the extent not vested or not exercised prior to the effective time of the corporate transaction, in exchange for such cash consideration, if any, as the Board may deem appropriate; (6) make a payment equal to the excess of (a) the value of the property the participant would have received upon exercise of the stock award over (b) the exercise price otherwise payable in connection with the stock award.  We are not obligated to treat all stock awards, even those that are of the same type, in the same manner.  No automatic vesting acceleration occurs under the 2014 Plan upon a change of control, however we may provide, in an individual award agreement or in any other written agreement between a participant and us that the stock award will be subject to additional acceleration of vesting and exercisability in the event of a change of control.  Our form of restricted stock unit award agreement for non-employee directors provides that such awards will vest in full upon a change of control.

As described above, certain additional compensation is payable to a Named Executive Officer (i) if his employment was involuntarily terminated without cause or resignation for good cause, (ii) upon a change in control or (iii) if his employment was terminated involuntarily following a change in control.  The amounts shown in the table below assume that such termination was effective as of March 31, 2015, and do not include amounts in which the Named Executive Officer had already vested as of March 31, 2015.  The actual compensation to be paid can only be determined at the time of the change in control and/or a Named Executive Officer’s termination of employment.

Potential Payments Upon Termination or Change in Control

Executive Benefits and Payments Upon Separation	Involuntary Termination (1)		Death or Disability		Change In Control (No Termination)		Involuntary Termination Without Cause Following a Change In Control (2)
Clinton H. Severson
Salary and bonus	$2,400,000				-		$2,400,000
Vesting of time-based restricted stock units	$6,096,861	(3)			$6,096,861	(3)	$6,096,861	(3)
Vesting of performance-based restricted stock units	$2,307,960	(3)			$2,307,960	(3)	$2,307,960	(3)
Health and welfare benefits	$14,654	(4)			-		$14,654	(4)
Excise tax reimbursement and related gross up	-				-		$0	(5)
Total	$10,819,475				$8,404,821		$10,819,475
Alberto R. Santa Ines
Salary and bonus	-				-		$1,410,000
Vesting of time-based restricted stock units	-				$2,819,237	(3)	$2,819,237	(3)
Vesting of performance-based restricted stock units	-				$1,538,640	(3)	$1,538,640	(3)
Health and welfare benefits	-				-		$12,894	(6)
Excise tax reimbursement and related gross up	-				-		$0	(5)
Total	-				$4,357,877		$5,780,771
Kenneth P. Aron, Ph.D.
Salary and bonus	-				-		$1,410,000
Vesting of time-based restricted stock units	-				$2,819,237	(3)	$2,819,237	(3)
Vesting of performance-based restricted stock units	-				$1,538,640	(3)	$1,538,640	(3)
Health and welfare benefits	-				-		$41,228	(6)
Excise tax reimbursement and related gross up	-				-		$0	(5)
Total	-				$4,357,877		$5,809,105
Achim Henkel (7)
Salary and bonus	$162,750		$108,500	(8)	-		$943,950
Vesting of time-based restricted stock units					$2,391,303	(3)	$2,391,303	(3)
Vesting of performance-based restricted stock units					$1,538,640	(3)	$1,538,640	(3)
Health and welfare benefits					-		-
Excise tax reimbursement and related gross up					-		$0	(5)
Total	$162,750		$108,500		$3,929,943		$4,873,893
Donald P. Wood
Salary and bonus	-				-		$1,650,000
Vesting of time-based restricted stock units	-				$2,819,237	(3)	$2,819,237	(3)
Vesting of performance-based restricted stock units	-				$1,538,640	(3)	$1,538,640	(3)
Health and welfare benefits	-				-		$29,566	(6)
Excise tax reimbursement and related gross up	-				-		$0	(5)
Total	-				$4,357,877		$6,037,443

(1)	The amounts listed for Mr. Severson are payments upon a termination without cause or upon his resignation for good reason, and are based on the aggregate of two years of salary, bonus, unvested time-based restricted stock units, unvested performance-based restricted stock units and benefits if his employment with us is terminated for any reason other than cause or if he resigns for good reason (as defined in Mr. Severson’s amended and restated employment agreement effective October 2010). The amounts listed for Mr. Henkel are based on the aggregate of nine months of his base salary upon an involuntary termination (as defined in Mr. Henkel’s service agreement). Mr. Henkel’s cash compensation is paid in Euros and has been converted to U.S. dollars based on the Euro to U.S. dollar exchange rate on March 31, 2015, the last day of fiscal 2015.

(2)	Amounts assume that the Named Executive Officer was terminated without cause or due to constructive termination during the 18-month period following a change in control.

(3)	The values of the time-based restricted stock unit and performance-based restricted stock unit assume that the market price per share of our common stock on the date of termination of employment was equal to the closing price of our common stock of $64.11 on March 31, 2015, as reported on the NASDAQ Global Select Market.

(4)	Health and welfare benefits include payment of 24 months of premiums for medical, dental, vision, disability, life insurance and long-term care benefits.

(5)	For purposes of computing the excise tax reimbursement and related gross up payments, base amount calculations are based on the Named Executive Officer’s taxable wages for fiscal years 2011 through 2015. For Mr. Henkel, the amount above is based on the assumption that U.S. tax laws will not apply to Mr. Henkel, and therefore he would not receive the excise tax reimbursement or related gross up payments provided for in the Severance Plan.

(6)	Health and welfare benefits include payment of 24 months of premiums for medical, dental, vision, disability and life insurance benefits.

(7)	Salary and bonus for Mr. Henkel was converted to U.S. dollars based on the Euro to U.S. dollar exchange rate on March 31, 2015. Mr. Henkel’s benefits upon a termination or change in control may be adjusted as required under applicable foreign law; the amounts in the table above for Mr. Henkel assume that no such adjustments are required.

(8)
The amount listed for Mr. Henkel is based on the aggregate of six months of his base salary upon a termination due to his death or disability (as defined in Mr. Henkel’s service agreement).  The payment would be reduced by any health insurance payments upon such events, which are not reflected in the table above.  Mr. Henkel’s cash compensation is paid in Euros and has been converted to U.S. dollars based on the Euro to U.S. dollar exchange rate on March 31, 2015, the last day of fiscal 2015.

DIRECTOR COMPENSATION
Director Compensation Table

The table below summarizes the compensation paid to our non-employee directors for fiscal 2015.

Name (1)	Fees Earned or Paid in Cash ($)	Stock Awards ($) (2) (3)	Total ($)
Vernon E. Altman	34,250	204,100	238,350
Richard J. Bastiani, Ph.D.	36,750	204,100	240,850
Michael D. Casey	31,250	204,100	235,350
Henk J. Evenhuis	39,750	204,100	243,850
Prithipal Singh, Ph.D.	36,250	204,100	240,350

(1)	Clinton H. Severson, our Chief Executive Officer and Director, is not included in this table as he is an employee of Abaxis and receives no compensation for his services as a director. The compensation received by Mr. Severson as an employee is shown in the “Summary Compensation Table” above.

(2)	Each non-employee director listed in the table above was granted an award of 5,000 restricted stock units on April 28, 2014 under our 2005 Plan. Amounts listed in this column represent the grant date fair value of the awards in accordance with ASC 718. Amounts shown do not reflect whether the non-employee director has actually realized a financial benefit from the awards (such as by vesting in a restricted stock unit award). For a discussion of the assumptions used in determining the fair value of awards of restricted stock units in the above table, see Note 15 of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K filed with the SEC on June 1, 2015. No stock awards were forfeited by our non-employee directors during fiscal 2015.

(3)	As of March 31, 2015, each of our non-employee directors held 5,000 shares of unvested restricted stock units.

Cash Compensation Paid to Board Members

During fiscal 2015, all non-employee directors received an annual retainer of $15,000, pro-rated based on the period of services provided by the non-employee director.  The non-employee Chairs of our Audit Committee, Compensation Committee and Nominating Committee received an annual supplement of $13,500, $7,500, and $5,000, respectively.  Our non-employee directors each received $1,250 per board meeting attended and $1,000 per committee meeting attended.  In April 2014, we designated Mr. Altman as our lead independent director and he received an annual supplement of $7,000 in connection with this appointment.  We also reimburse our non-employee directors for reasonable travel expenses incurred in connection with attending board and committee meetings.  Directors who are employees receive no compensation for their service as directors.

Equity Compensation Paid to Board Members

Non-employee directors are eligible to receive awards under the 2005 Plan, or the 2014 Plan, as applicable, but such awards are discretionary and not automatic.  In fiscal 2015, 2014 and 2013, each non-employee director received an annual equity award of 5,000, 4,000 and 4,500, respectively, restricted stock units granted under the 2005 Plan, for the services provided by the non-employee director during the respective period.  Each award of restricted stock units represents the right of the participant to receive, without payment of monetary consideration, on the vesting date, a number of shares of common stock equal to the number of units vesting on such date.  Subject to the director’s continued service with us through the applicable vesting date, each restricted stock unit award will vest in full 12 months after the grant date.  Under the terms of the 2005 Plan, and the director agreements under the 2014 Plan, the vesting of each non-employee director restricted stock unit award will also be accelerated in full in the event of a “change in control,” as defined in the 2005 Plan and the director agreements under the 2014 Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of May 29, 2015 by (i) each of the Named Executive Officers in the Summary Compensation Table; (ii) each of our directors; (iii) all of our executive officers and directors as a group and (iv) six holders of at least five percent of our common stock.  The persons named in the table have sole or shared voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.

Name and Address of Beneficial Owner	Shares Beneficially Owned	Percent of Abaxis Common Stock Beneficially Owned(1)
Five Percent Holders:
Brown Capital Management, LLC and The Brown Capital Management Small Company Fund(3)	3,549,868	15.7%
BlackRock, Inc.(4)	2,125,392	9.4%
PRIMECAP Management Company(5)	2,022,200	8.9%
Kayne Anderson Rudnick Investment Management, LLC(6)	2,013,599	8.9%
Neuberger Berman Group LLC, Neuberger Berman LLC, Neuberger Berman Management LLC and Neuberger Berman Equity Funds(7)	1,648,973	7.3%
The Vanguard Group, Inc.(8)	1,478,550	6.5%
Named Executive Officers:(2)
Clinton H. Severson	565,847	2.5%
Alberto R. Santa Ines	89,434	*
Kenneth P. Aron, Ph.D.(9)	87,639	*
Donald P. Wood	45,677	*
Achim Henkel	43,950	*
Outside Directors:(2)
Richard J. Bastiani, Ph.D.(10)	51,700	*
Prithipal Singh, Ph.D.	40,000	*
Michael D. Casey	18,200	*
Vernon E. Altman	16,000	*
Henk J. Evenhuis	13,400	*
Executive officers and directors as a group(11 persons)(11)	973,014	4.3%
*	Less than one percent.

(1)	The percentages shown in this column are calculated based on 22,671,769 shares of common stock outstanding on May 29, 2015 and includes shares of common stock that such person or group had the right to acquire on or within sixty days after that date, including, but not limited to, upon the vesting of restricted stock units.

(2)	The business address of the beneficial owners listed is c/o Abaxis, Inc., 3240 Whipple Road, Union City, CA 94587.

(3)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 5, 2015 by Brown Capital Management, LLC, reporting sole power to vote and dispose of 2,224,470 and 3,549,868 shares, respectively; and by The Brown Capital Management Small Company Fund, reporting sole power to vote and dispose of 1,833,580 shares. The Brown Capital Management Small Company Fund is a registered investment company that is managed by Brown Capital Management, LLC, an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E). The business address for Brown Capital Management, LLC and The Brown Capital Management Small Company Fund is 1201 North Calvert Street, Baltimore, MD 21202.

(4)	Based on information set forth in a Schedule 13G/A filed with the SEC on January 15, 2015 by BlackRock, Inc., a parent holding company or control person in accordance with Rule 13d-1(b)(1)(ii)(G), reporting sole power to vote and dispose of 2,074,939 and 2,125,392 shares, respectively. The business address for BlackRock, Inc. is 55 East 52nd Street, New York, NY 10022.

(5)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 13, 2015 by PRIMECAP Management Company, an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E), reporting sole power to vote and dispose of 1,834,200 and 2,022,200 shares, respectively. The business address for PRIMECAP Management Company is 225 South Lake Avenue, Suite 400, Pasadena, CA 91101.

(6)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 5, 2015 by Kayne Anderson Rudnick Investment Management, LLC, an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E), reporting sole power to vote and dispose of 2,013,599 shares. The business address for Kayne Anderson Rudnick Investment Management, LLC is 1800 Avenue of the Stars, Second Floor, Los Angeles, CA 90067.

(7)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 11, 2015 by both Neuberger Berman Group LLC and Neuberger Berman LLC, reporting shared power to vote and dispose of 1,644,473 and 1,648,973 shares, respectively; by Neuberger Berman Management LLC, reporting shared power to vote and dispose of 1,457,554 shares and by Neuberger Berman Equity Funds, reporting shared power to vote and dispose of 1,277,100 shares. Neuberger Berman Group LLC, Neuberger Berman LLC, Neuberger Berman Management LLC and Neuberger Berman Equity Funds are a group in accordance with Rule 13d-1(b)(1)(ii)(K). The business address for Neuberger Berman Group LLC, Neuberger Berman LLC, Neuberger Berman Management LLC and Neuberger Berman Equity Funds is 605 Third Avenue, New York, NY 10158.

(8)	Based on information set forth in a Schedule 13G/A filed with the SEC on February 10, 2015 by The Vanguard Group, Inc., an investment adviser in accordance with Rule 13d-1(b)(1)(ii)(E), reporting sole power to vote and dispose of 31,035 and 1,450,015 shares, respectively; and shared power to dispose of 28,535 shares. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 28,535 shares and Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 2,500 shares. The business address for The Vanguard Group, Inc. is 100 Vanguard Boulevard, Malvern, PA 19355.

(9)	Includes:
•	87,139 shares held by Dr. Aron; and
•	500 shares held by Mrs. Aron’s IRA.

(10)	Includes:
•	51,400 shares held by Dr. Bastiani.
•	300 shares held by Dr. Bastiani’s wife.

(11)	Includes:
•	972,964 shares held by all executive officers and directors as a group; and
•	50 shares subject to the vesting of restricted stock units for all executive officers and directors as a group within sixty days of May 29, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

As of March 31, 2015, Abaxis had two equity incentive plans, the 2005 Plan and the 2014 Plan, under which our equity securities are authorized for issuance to our employees, directors and consultants.  Each of these plans were approved by our shareholders.

From time to time we issue warrants to purchase shares of our common stock to non-employees, such as service providers and purchasers of our preferred stock.  As of March 31, 2015, there were warrants outstanding to purchase 4,000 shares of common stock.

The following table provides aggregate information as of March 31, 2015 regarding (i) outstanding unvested restricted stock units and shares reserved under our equity compensation plans and (ii) outstanding warrants to purchase our common stock.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(1)
Equity compensation plans approved by our shareholders:
Equity Incentive Plan(2)	827,126	$0.00	(3)	875,345
Equity compensation plans not approved by our shareholders:
Warrants to purchase common stock(4)	4,000	$3.00		-
Total:	831,126	$3.00	(3)	875,345

(1)	The shares are available for award grant purposes under the 2014 Plan and exclude shares listed under the column “Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights.”
(2)	The 2014 Plan, which was approved by our shareholders on October 22, 2014, is the successor to and continuation of the 2005 Plan.
(3)	Represents outstanding and unvested restricted stock unit awards for which there is no exercise price.

(4)	Consists of warrants issued to K-State Veterinary Diagnostic Lab and Kansas State University Institute for Commercialization (formerly known as National Institute for Strategic Technology Acquisition and Commercialization) to purchase 4,000 shares of Abaxis common stock. In March 2015, the terms of our agreement with Kansas State University Institute for Commercialization were amended and accordingly, the vesting of these outstanding warrants was accelerated. The exercise price of the warrants issued is $3.00 per share and have a term of five years, expiring in fiscal years 2016 through 2017. In April 2015, 4,000 warrants were exercised.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

During the fiscal year ended March 31, 2015, there was not, nor is there any currently proposed transaction or series of similar transactions to which Abaxis was or is to be a party in which the amount involved exceeds $120,000 and in which any executive officer, director or holder of more than 5% of any class of voting securities of Abaxis and members of that person’s immediate family had or will have a direct or indirect material interest, other than as set forth in the “Executive Compensation” and “Director Compensation” above and in the paragraph immediately below.

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

As required under the NASDAQ listing standards, a majority of the members of a listed company’s Board of Directors must qualify as “independent,” as affirmatively determined by the Board of Directors.  The Board consults with our counsel to ensure that the Board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in the NASDAQ listing standards, as in effect time to time.  Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his or her family members, and Abaxis, its senior management, and its independent registered public accounting firm, the Board has affirmatively determined that the following five directors are independent directors within the meaning of the applicable NASDAQ listing standards:  Mr. Altman, Mr. Casey, Mr. Evenhuis and Drs. Bastiani and Singh.  In making this determination, the Board found that none of the directors had a material or other disqualifying relationship with Abaxis.  Mr. Severson, our Chairman and Chief Executive Officer, is not an independent director by virtue of his employment with Abaxis.  Mr. Altman currently serves as the Board’s lead independent director.

Item 14.	Principal Accounting Fees and Services

For the fiscal years ended March 31, 2015 and 2014, our independent registered public accounting firm, Burr Pilger Mayer, Inc. billed the approximate fees set forth below.  All fees included below were approved by the Audit Committee.

	Year Ended March 31,
	2015	2014
Audit Fees(1)	$746,000	$692,000
Audit-Related Fees(2)	27,000	27,000
Tax Fees	-	-
All Other Fees	-	-
Total All Fees	$773,000	$719,000

(1)	Audit fees represent fees for professional services provided in connection with the audit of our financial statements and review of our quarterly financial statements, including attestation services related to Section 404 of the Sarbanes-Oxley Act of 2002.

(2)	Audit-related fees represent fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” In fiscal 2015 and 2014, these services include attestation services related to Abaxis’ tax deferral savings plan.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on July 29, 2015.

ABAXIS, INC.

By:	/s/ Clinton H. Severson
Clinton H. Severson
Chairman of the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Clinton H. Severson	Chief Executive Officer and Director (Principal Executive Officer)	July 29, 2015
Clinton H. Severson

/s/ Alberto R. Santa Ines	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	July 29, 2015
Alberto R. Santa Ines

*	Director	July 29, 2015
Vernon E. Altman

*	Director	July 29, 2015
Richard J. Bastiani, Ph.D.

*	Director	July 29, 2015
Michael D. Casey

*	Director	July 29, 2015
Henk J. Evenhuis

*	Director	July 29, 2015
Prithipal Singh, Ph.D.

* By:	/s/ Clinton H. Severson
Clinton H. Severson
As Attorney-in-Fact

Exhibit No.	Description of Document
3.1
Amended and Restated Articles of Incorporation, as amended (filed with the Securities and Exchange Commission on May 30, 2014 as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed with the Securities and Exchange Commission on July 10, 2015 as Exhibit 3.2 to our Current Report on Form 8-K and incorporated herein by reference).

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

10.6*
2014 Equity Incentive Plan (filed with the Securities and Exchange Commission on October 22, 2014 as Exhibit 99.2 to our Registration Statement on Form S-8 (File No. 333-199518) and incorporated herein by reference)..

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

10.15*
Executive Employment Agreement, dated as of May 1, 2014, with Craig M. Tockman (filed with the Securities and Exchange Commission on August 11, 2014 as Exhibit 10.1 to our Quarterly Report on Form 10-K for the quarter ended June 30, 2014 and incorporated herein by reference).

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

10.25++
Asset Purchase Agreement, dated as of March 19, 2015, between Antech Diagnostics, Inc. and Abaxis, Inc. (filed with the Securities and Exchange Commission on June 1, 2015 as Exhibit 10.25 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and incorporated herein by reference).

10.26*	Service Agreement between Abaxis Europe GmbH, Abaxis, Inc. and Achim Henkel, dated May 30, 2008.

21.1
Subsidiaries of Abaxis, Inc. (filed with the Securities and Exchange Commission on June 1, 2015 as Exhibit 21.1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and incorporated herein by reference).

23.1
Consent of Burr Pilger Mayer, Inc., Independent Registered Public Accounting Firm (filed with the Securities and Exchange Commission on June 1, 2015 as Exhibit 23.1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and incorporated herein by reference).

24.1
Power of Attorney (included on the signature page to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the Securities and Exchange Commission on June 1, 2015 and incorporated herein by reference).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#
Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Securities and Exchange Commission on June 1, 2015 as Exhibit 32.1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and incorporated herein by reference).

32.2#
Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Securities and Exchange Commission on June 1, 2015 as Exhibit 32.2 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and incorporated herein by reference).

101.INS
XBRL Instance Document (filed with the Securities and Exchange Commission on June 1, 2015 as Exhibit 101.INS to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and incorporated herein by reference).

101.SCH
XBRL Taxonomy Extension Schema Document (filed with the Securities and Exchange Commission on June 1, 2015 as Exhibit 101.SCH to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and incorporated herein by reference).

101.CAL
XBRL Taxonomy Extension Calculation Linkbase Document (filed with the Securities and Exchange Commission on June 1, 2015 as Exhibit 101.CAL to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and incorporated herein by reference).

101.LAB
XBRL Taxonomy Extension Labels Linkbase Document (filed with the Securities and Exchange Commission on June 1, 2015 as Exhibit 101.LAB to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and incorporated herein by reference).

101.PRE
XBRL Taxonomy Extension Presentation Linkbase Document (filed with the Securities and Exchange Commission on June 1, 2015 as Exhibit 101.PRE to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and incorporated herein by reference).

101.DEF
XBRL Taxonomy Extension Definition Linkbase Document (filed with the Securities and Exchange Commission on June 1, 2015 as Exhibit 101.DEF to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 and incorporated herein by reference).

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