Form 10-Q
period 2015-06-30
ABAXIS INC
filed 2015-08-10
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015
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

Yes ☐  No ☒

As of August 6, 2015, there were 22,717,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q
For the Quarter Ended June 30, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	June 30, 2015	March 31, 2015
Current assets:
Cash and cash equivalents	$77,878	$107,015
Short-term investments	51,366	26,109
Receivables (net of allowances of $217 at June 30, 2015 and $247 at March 31, 2015)	29,245	29,015
Inventories	33,984	36,179
Prepaid expenses and other current assets	2,563	2,893
Net deferred tax assets, current	6,577	6,575
Current assets of discontinued operations	597	2,075
Total current assets	202,210	209,861
Long-term investments	23,718	24,181
Investment in unconsolidated affiliate	2,650	2,683
Property and equipment, net	26,760	27,316
Intangible assets, net	1,439	1,491
Net deferred tax assets, non-current	3,738	3,413
Non-current assets of discontinued operations	12	12
Other assets	193	107
Total assets	$260,720	$269,064

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$5,945	$7,277
Accrued payroll and related expenses	7,683	11,094
Accrued taxes	3,388	4,829
Current liabilities of discontinued operations	511	5,536
Other accrued liabilities	8,542	9,804
Deferred revenue	1,391	1,322
Warranty reserve	1,322	1,423
Total current liabilities	28,782	41,285
Non-current liabilities:
Deferred revenue	2,999	3,219
Warranty reserve	1,547	1,733
Net deferred tax liabilities	310	310
Notes payable, less current portion	455	480
Other non-current liabilities	1,889	1,843
Total non-current liabilities	7,200	7,585
Total liabilities	35,982	48,870
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,672,000 and 22,539,000 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	132,603	132,559
Retained earnings	92,144	87,643
Accumulated other comprehensive loss	(9)	(8)
Total shareholders' equity	224,738	220,194
Total liabilities and shareholders' equity	$260,720	$269,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended June 30,
	2015	2014
Revenues	$53,090	$44,054
Cost of revenues	23,698	20,351
Gross profit	29,392	23,703
Operating expenses:
Research and development	4,723	3,947
Sales and marketing	10,586	8,832
General and administrative	3,458	2,908
Total operating expenses	18,767	15,687
Income from operations	10,625	8,016
Interest and other income (expense), net	359	47
Income from continuing operations before income tax provision	10,984	8,063
Income tax provision	3,989	2,989
Income from continuing operations	6,995	5,074
Discontinued operations (Note 4)
Loss from discontinued operations, net of tax	-	(359)
Net income	$6,995	$4,715

Net income (loss) per share:
Basic
Continuing operations	$0.31	$0.23
Discontinued operations	-	(0.02)
Basic net income per share	$0.31	$0.21

Diluted
Continuing operations	$0.31	$0.23
Discontinued operations	-	(0.02)
Diluted net income per share	$0.31	$0.21

Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,624,000	22,408,000
Weighted average common shares outstanding - diluted	22,879,000	22,637,000

Cash dividends declared per share	$0.11	$0.10

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Three Months Ended June 30,
	2015	2014
Net income	$6,995	$4,715
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	(2)	8
Tax provision (benefit) on other comprehensive income (loss)	(1)	4
Other comprehensive income (loss), net of tax	(1)	4
Comprehensive income	$6,994	$4,719

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$6,995	$4,715
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,480	2,053
Investment premium amortization, net	226	145
Net loss on disposals of property and equipment	-	2
Impairment loss of intangible assets	13	-
Foreign exchange (gain) loss	(200)	30
Share-based compensation expense	2,801	2,032
Excess tax benefits from share-based awards	(747)	(100)
Deferred income taxes	(325)	(722)
Equity in net loss of unconsolidated affiliate	33	49
Changes in assets and liabilities:
Receivables, net	1,276	(3,999)
Inventories	1,932	(1,017)
Prepaid expenses and other current assets	1,053	693
Other assets	(85)	(55)
Accounts payable	(1,781)	941
Accrued payroll and related expenses	(3,747)	2,223
Accrued taxes	(1,452)	2,486
Other liabilities	(5,601)	756
Deferred revenue	(151)	(222)
Warranty reserve	(287)	5
Net cash provided by operating activities	1,433	10,015
Cash flows from investing activities:
Purchases of held-to-maturity investments	(29,769)	(4,829)
Proceeds from maturities and redemptions of available-for-sale investments	-	498
Proceeds from maturities and redemptions of held-to-maturity investments	4,747	13,237
Purchases of property and equipment	(582)	(1,677)
Net cash provided by (used in) investing activities	(25,604)	7,229
Cash flows from financing activities:
Proceeds from the exercise of stock options	-	4
Tax withholdings related to net share settlements of restricted stock units	(3,556)	(1,583)
Excess tax benefits from share-based awards	747	100
Proceeds from the exercise of warrants	12	60
Dividends paid	(2,494)	(2,246)
Net cash used in financing activities	(5,291)	(3,665)
Effect of exchange rate changes on cash and cash equivalents	325	(65)
Net increase (decrease) in cash and cash equivalents	(29,137)	13,514
Cash and cash equivalents at beginning of period	107,015	73,589
Cash and cash equivalents at end of period	$77,878	$87,103
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$4,915	$492
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$(1)	$4
Transfers of equipment between inventory and property and equipment, net	$303	$547
Net change in capitalized share-based compensation	$40	$105
Common stock withheld for employee taxes in connection with share-based compensation	$3,556	$1,583
Repayment of notes payable by credits from municipal agency	$25	$25

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.	DESCRIPTION OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Abaxis, Inc. (“Abaxis,” the “Company,” “our,” or “we”), incorporated in California in 1989, develops, manufactures and markets portable blood analysis systems that are used in a broad range of medical specialties in human or veterinary patient care to provide clinicians with rapid blood constituent measurements. We conduct business worldwide and manage our business on the basis of the following two reportable segments: the medical market and the veterinary market.

Basis of Presentation

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2016 or for any interim or future period.

These unaudited condensed consolidated financial statements and related notes should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the audited financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Principles of Consolidation. The accompanying condensed consolidated financial statements include the accounts of Abaxis and our wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

Discontinued Operations. On March 18, 2015, we entered into an Asset Purchase Agreement with Antech Diagnostics, Inc. (“Antech”) pursuant to which we sold substantially all of the assets of our Abaxis Veterinary Reference Laboratories (“AVRL”) business. The sale transaction closed on March 31, 2015. The historical operating results of our AVRL business are retrospectively adjusted and presented as discontinued operations in our condensed consolidated balance sheets and condensed consolidated statements of income for all periods presented. See Note 4, “Discontinued Operations” for additional information. Unless noted otherwise, all discussions herein with respect to the Company’s condensed consolidated financial statements relate to the Company’s continuing operations.

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

Significant Accounting Policies

The significant accounting policies used in preparation of these condensed consolidated financial statements are disclosed in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on June 1, 2015, and have not changed significantly since such filing.

NOTE 2.	RECENT ACCOUNTING PRONOUNCEMENTS

Revenue from Contracts with Customers: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB decided to delay the effective date of the new standard by one year. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently in the process of evaluating the impact of adopting this pronouncement.

Simplifying the Measurement of Inventory: In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” (Topic 330) (“ASU 2015-11”), which amends the guidelines for the measurement of inventory. Under the amendments, an entity should measure inventory valued using a first-in, first-out or average cost method at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently in the process of evaluating the impact of adopting this pronouncement.

NOTE 3.	ACQUISITIONS

In November 2014, we entered into Share Purchase Agreements, through our wholly-owned subsidiary, pursuant to which, we acquired 100% of the outstanding stock of Quality Clinical Reagents Limited (“QCR”) and Trio Diagnostics (Ireland) Ltd (“Trio”), both based in the United Kingdom. QCR and Trio are distributors of laboratory instrumentation and consumables to the veterinary profession in the United Kingdom. Our primary reason for the acquisitions was to continue servicing and supplying Abaxis veterinary products to our customer base. The acquisition date fair value of the purchase consideration was $6.5 million, which included the following (in thousands):

Cash	$3,196
Installment payment obligations (1)	2,336
Settlement of preexisting business relationship at fair value	931
Total	$6,463

(1)	The installment payment obligation is denominated in British pounds (“GBP”) and the amount in the table above is based on the GBP to U.S. dollar exchange rate at the acquisition date.

The first installment obligation of GBP 750,000 is payable in fiscal year 2016 and the second installment of GBP 750,000 will be placed in escrow as security for post-closing indemnification obligations of certain of the sellers. Based on the GBP to U.S. dollar exchange rate, as of June 30, 2015, $2.3 million was payable pursuant to these obligations. Any amounts remaining in escrow after three years following the closing date will be released to these sellers in calendar year 2017, net of any outstanding indemnification claims. The Share Purchase Agreements contain certain customary representations and warranties. Additionally, in connection with the acquisition, we recorded a settlement of the preexisting business relationship related to accounts receivable due from QCR and Trio that existed on the acquisition date. The book value of the accounts receivable approximates their fair value due to their short-term nature and no gain or loss was recorded.

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

The condensed consolidated financial statements include the operating results of our business combination from the date of acquisition.

NOTE 4.	DISCONTINUED OPERATIONS

On March 18, 2015, we entered into an asset purchase agreement (“APA”) with Antech pursuant to which we sold substantially all of the assets of our AVRL business. The sale transaction closed on March 31, 2015. The total purchase price under the APA was $21.0 million in cash. We received $20.1 million in cash proceeds during the fourth quarter of fiscal 2015, while the remaining $0.9 million is being held by Antech until certain conditions are met. Upon meeting the conditions by the first anniversary of the closing date, then the proceeds may be released. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of tax, when it is realized or realizable.

The AVRL business represents a separate asset group and the sale of assets in this business qualifies as a discontinued operation and accordingly, the Company reported the results of operations of this business in discontinued operations within the condensed consolidated statements of operations for all periods presented as applicable.

The results from discontinued operations were as follows (in thousands):

	Three Months Ended June 30,
Discontinued operations:	2015	2014
Revenues	$255	$3,423
Cost of revenues	471	3,254
Gross profit (loss)	(216)	169
Sales and marketing expense	(98)	746
Other income (expense), net	118	-
Loss before income tax provision	-	(577)
Income tax benefit	-	(218)
Net loss of discontinued operations	$-	$(359)

The current and non-current assets and liabilities of discontinued operations were as follows (in thousands):

	June 30, 2015	March 31, 2015
Receivables, net	$597	$2,075
Total current assets of discontinued operations	$597	$2,075

Other assets	$12	$12
Total non-current assets of discontinued operations	$12	$12

Accounts payable	$4	$449
Other current liabilities	507	5,087
Total current liabilities of discontinued operations	$511	$5,536

NOTE 5.	INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity. The following table summarizes available-for-sale and held-to-maturity investments as of June 30, 2015 and March 31, 2015 (in thousands):
	Available-for-Sale Investments
June 30, 2015	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$4,337	$-	$(15)	$4,322
Total available-for-sale investments	$4,337	$-	$(15)	$4,322

	Held-to-Maturity Investments
June 30, 2015	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$5,970	$5	$-	$5,975
Commercial paper	18,471	2	(7)	18,466
Corporate bonds	43,360	15	(141)	43,234
Municipal bonds	2,961	6	-	2,967
Total held-to-maturity investments	$70,762	$28	$(148)	$70,642

	Available-for-Sale Investments
March 31, 2015	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$4,346	$-	$(14)	$4,332
Total available-for-sale investments	$4,346	$-	$(14)	$4,332

	Held-to-Maturity Investments
March 31, 2015	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$6,717	$4	$(1)	$6,720
Commercial paper	13,484	1	-	13,485
Corporate bonds	22,773	21	(71)	22,723
Municipal bonds	2,984	21	(1)	3,004
Total held-to-maturity investments	$45,958	$47	$(73)	$45,932

The amortized cost of our held-to-maturity investments approximates their fair value. As of June 30, 2015 and March 31, 2015, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale. As of June 30, 2015 and March 31, 2015, we had unrealized losses on available-for-sale investments, net of related income taxes of $9,000 and $8,000, respectively. Redemptions of investments in accordance with the callable provisions during the three months ended June 30, 2015 and 2014 were $0 and $1.3 million, respectively.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of June 30, 2015 and March 31, 2015 (in thousands):

	June 30, 2015		June 30, 2015
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,022	$1,018	$50,348	$50,306
Due in 1 to 4 years	3,315	3,304	20,414	20,336
Total investments	$4,337	$4,322	$70,762	$70,642

	March 31, 2015		March 31, 2015
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$-	$-	$26,109	$26,151
Due in 1 to 4 years	4,346	4,332	19,849	19,781
Total investments	$4,346	$4,332	$45,958	$45,932

NOTE 6.	FAIR VALUE MEASUREMENTS

The following table summarizes financial assets, measured at fair value on a recurring basis, by level of input within the fair value hierarchy as of June 30, 2015 and March 31, 2015 (in thousands):
	As of June 30, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,005	$-	$-	$1,005
Available-for-sale investments:
Corporate bonds	-	4,322	-	4,322
Total assets at fair value	$1,005	$4,322	$-	$5,327

	As of March 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$3,053	$-	$-	$3,053
Available-for-sale investments:
Corporate bonds	-	4,332	-	4,332
Total assets at fair value	$3,053	$4,332	$-	$7,385

As of June 30, 2015 and March 31, 2015, our Level 1 financial assets consisted of money market mutual funds. Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.

As of June 30, 2015 and March 31, 2015, our Level 2 financial assets consisted primarily of corporate bonds. For our Level 2 financial assets, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.

As of June 30, 2015 and March 31, 2015, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three months ended June 30, 2015.

NOTE 7.	INVENTORIES

Inventories include material, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories were as follows (in thousands):

	June 30, 2015	March 31, 2015
Raw materials	$16,005	$16,436
Work-in-process	6,152	3,984
Finished goods	11,827	15,759
Inventories	$33,984	$36,179

NOTE 8.	INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate consists of an investment in equity securities of Scandinavian Micro Biodevices APS (“SMB”). In February 2011, we purchased a 15% equity ownership interest in SMB for $2.8 million in cash. SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations. Our allocated portions of SMB’s net loss during the three months ended June 30, 2015 and 2014 were $33,000 and $49,000, respectively, and are recorded in “Interest and other income (expense), net” on the condensed consolidated statements of income.

NOTE 9.	WARRANTY RESERVES

We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments and reagent discs.

Instruments. Our standard warranty obligation on instruments ranges from one to five years, depending on the specific product. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience. The estimated accrual for warranty exposure is based on historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. During the three months ended June 30, 2015, we recorded an adjustment to pre-existing warranties of $0.2 million, which reduced our warranty reserves and our cost of revenues, based on our historical experience and our projected performance rate of instruments.

Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. The balance of accrued warranty reserve related to replacement of defective reagent discs as of June 30, 2015 and March 31, 2015 was $0.5 million and $0.5 million, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three months ended June 30, 2015 and 2014 is summarized as follows (in thousands):

	Three Months Ended June 30,
	2015	2014
Balance at beginning of period	$3,156	$1,868
Provision for warranty expense	260	392
Warranty costs incurred	(324)	(387)
Adjustment to pre-existing warranties	(223)	-
Balance at end of period	2,869	1,873
Non-current portion of warranty reserve	1,547	912
Current portion of warranty reserve	$1,322	$961

NOTE 10.	BORROWINGS

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of June 30, 2015, our short-term and long-term notes payable balances were $0.1 million and $0.5 million, respectively, and we recorded the short-term balance in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of June 30, 2015.

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

NOTE 11.	OTHER CURRENT ACCRUED LIABILITIES

Other current accrued liabilities consist of the following (in thousands):

	June 30, 2015	March 31, 2015
Accrued liabilities for customer sales incentive programs	$4,224	$5,507
Installment payment obligation accrued related to acquisition	1,177	1,111
Other current accrued liabilities	3,141	3,186
Total other current accrued liabilities	$8,542	$9,804

As of June 30, 2015, accrued liabilities for customer sales incentive programs consisted primarily of (i) a liability to distributors for cash rebates upon meeting certain requirements during a qualifying period and (ii) a liability to resellers for incentives that we estimate at the time of initial sale and adjust as earned by end-users during a specified promotional period.

As of June 30, 2015, we recorded $1.2 million (or GBP 750,000), based on the GBP to U.S. dollar exchange rate on such date, in other current accrued liabilities in the condensed consolidated balance sheets, related to an installment payment obligation to acquire QCR and Trio in November 2014. Since the exchange rate can fluctuate in the future, the installment payment obligation related to acquisition in absolute dollars will change accordingly. See Note 3, “Acquisitions” for additional information on our acquisition of QCR and Trio.

Other current accrued liabilities included notes payable and various expenses that we accrued for transaction taxes, royalties and professional costs.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

Commitments

Purchase Commitments. We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $4.4 million as of June 30, 2015. These purchase order commitments primarily include our purchase obligations to purchase VSpro specialty analyzers and related cartridges from SMB of Denmark through calendar year 2016.

Patent Licensing Agreement. From January 2009 to February 2015, under our license agreement with Alere, we licensed co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace. The license agreement enabled us to develop and market products under rights from Alere in the animal health and laboratory animal research markets. In exchange for the license rights, we (i) paid an up-front license fee of $5.0 million to Alere in January 2009, (ii) agreed to pay royalties during the term of the agreement, based solely on sales of products in a jurisdiction country covered by valid and unexpired claims in that jurisdiction under the licensed Alere patent rights, and (iii) agreed to pay a yearly minimum license fee of between $0.5 million to $1.0 million per year, which fee was creditable against any royalties due during such calendar year. The royalties, if any, were payable through the date of the expiration of the last valid patent licensed under the agreement that includes at least one claim in a jurisdiction covering products we sell in that jurisdiction. The yearly minimum fees were payable for so long as we desire to maintain exclusivity under the agreement. Effective February 2015, we terminated our license agreement with Alere. In accordance with the terms of the license agreement, we had no outstanding liabilities related to this license agreement as of June 30, 2015.

Litigation

We are involved from time to time in various litigation matters in the normal course of business. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

NOTE 13.	EQUITY COMPENSATION PLANS AND SHARE-BASED COMPENSATION

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

As of June 30, 2015, the 2014 Plan provided for the issuance of a maximum of 1,712,409 shares, of which 680,000 shares of common stock were available for future issuance under the 2014 Plan pursuant to stock awards that had not previously been granted. Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the 2014 Plan.

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

Share-Based Compensation

Share-based compensation expense and related restricted stock unit award activity is presented on a consolidated basis, unless otherwise presented as continuing or discontinued operations.

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units during the three months ended June 30, 2015 and 2014, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended June 30,
	2015	2014
Cost of revenues	$383	$341
Research and development	575	441
Sales and marketing (1)	1,172	826
General and administrative	671	424
Share-based compensation expense before income taxes	2,801	2,032
Income tax benefit	(988)	(684)
Total share-based compensation expense after income taxes	$1,813	$1,348
Net impact of share-based compensation on:
Basic net income per share	$0.08	$0.06
Diluted net income per share	$0.08	$0.06

(1)	Sales and marketing expenses reported in the table include share-based compensation expense from continuing and discontinued operations. During the three months ended June 30, 2015 and 2014, share-based compensation expense included in sales and marketing expenses from continuing operations was $1.0 million and $0.7 million, respectively, and from discontinued operations was $0.2 million and $0.1 million, respectively.

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs as of June 30, 2015 and March 31, 2015 were $0.1 million and $0.1 million, respectively, which were included in “Inventories” on our condensed consolidated balance sheets.

Cash Flow Impact

Cash flows resulting from excess tax benefits are classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for the three months ended June 30, 2015 and 2014 were $0.7 million and $0.1 million, respectively.

Restricted Stock Units

Since fiscal 2007, we have granted restricted stock unit awards to employees and directors as part of our share-based compensation program. Restricted stock unit awards to consultants were not significant. Awards of restricted stock units are issued at no cost to the recipient and may have time-based vesting criteria, or a combination of time-based and performance-based vesting criteria, as described below. From time to time, restricted stock unit awards granted to employees may be subject to accelerated vesting upon achieving certain performance-based milestones. Additionally, the Compensation Committee of our Board of Directors (the “Compensation Committee”) in its discretion, may provide in the event of a change in control for the acceleration of vesting and/or settlement of the restricted stock unit held by a participant upon such conditions and to such extent as determined by the Compensation Committee. Our Board of Directors has adopted an executive change in control severance plan, which it may terminate or amend at any time, that provides that awards granted to executive officers will accelerate fully on a change of control. The vesting of non-employee director and officer awards granted under the 2014 Plan automatically will also accelerate in full upon a change in control. Beginning in fiscal 2015, the Compensation Committee discontinued the practice of granting such “single trigger” acceleration of vesting benefits to new executive officers pursuant to which an executive officer’s outstanding stock option(s) and other unvested equity-based instruments would accelerate in full upon the occurrence of a change of control. Starting in fiscal 2015, we grant “double-trigger” acceleration arrangements to new executive officers, which requires both the occurrence of a change of control and the termination by us (or our successor) for any reason other than cause, death or disability within 18 months following such change of control date, with the termination constituting a separation in service and subject to execution of a valid and effective release of claims against us, for the acceleration of vesting of the executive officer’s equity awards in full.

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

The fair value of restricted stock unit awards (time vesting) used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of June 30, 2015, the total unrecognized compensation expense related to restricted stock unit awards (time vesting) granted amounted to $19.1 million, which is expected to be recognized over a weighted average service period of 2.1 years.

Restricted Stock Unit Awards (Performance Vesting) Granted in Fiscal 2015 and 2016

In April 2014 and 2015, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) described below. These restricted stock units vest only if both of the following criteria are satisfied: (1) our consolidated income from operations during the fiscal year in which the grant occurred, as certified by the Compensation Committee, is in excess of the applicable target amount described below; and (2) the recipient remains in the continuous service of the Company until the applicable vesting date set forth as follows:

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

Fiscal 2015 Performance RSUs. In April 2014, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 172,000 shares of common stock to our executive officers that contained the foregoing time-based and performance-based vesting terms (the “FY2015 Performance RSUs”). During the three months ended June 30, 2015, we recorded share-based compensation expense ratably over the vesting terms of the FY2015 Performance RSUs, as we determined that the performance targets had been met.

Fiscal 2016 Performance RSUs. In April 2015, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 187,000 shares of common stock to our executive officers and to certain of our employees that contained the foregoing time-based and performance-based vesting terms (the “FY2016 Performance RSUs”). During the three months ended June 30, 2015, we recorded share-based compensation expense related to the portion of the FY2016 Performance RSUs, as we determined that it was probable that the performance targets would be met. We will assess the probability of the performance targets at the end of each quarter.

As of June 30, 2015, the total unrecognized compensation expense related to restricted stock unit awards (performance vesting) granted amounted to $11.9 million, which is expected to be recognized over a weighted average service period of 2.8 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the three months ended June 30, 2015:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value(1)	Number of Shares	Weighted Average Grant Date Fair Value(1)
Nonvested at March 31, 2015	679,000	$36.08	148,000	$40.82
Granted	120,000	55.08	187,000	55.08
Vested(2)	(193,000)	31.33	-	-
Canceled and forfeited	(47,000)	35.00	-	-
Nonvested at June 30, 2015	559,000	$41.89	335,000	$48.78

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during the three months ended June 30, 2015 and 2014 was $10.6 million and $7.7 million, respectively. The total grant date fair value of restricted stock units vested during the three months ended June 30, 2015 and 2014 was $6.0 million and $5.4 million, respectively.

NOTE 14.	SHAREHOLDERS’ EQUITY

Share Repurchase Program

Between August 2011 and January 2012, our Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock. In July 2013, our Board of Directors approved a $12.3 million increase to our existing share repurchase program to a total of $67.3 million. As of June 30, 2015, $37.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through June 30, 2015, we have repurchased 1.3 million shares of our common stock at a total cost of $30.3 million, including commission expense. During the three months ended June 30, 2015 and 2014, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

Dividend Payments

During the three months ended June 30, 2015 and 2014, our total quarterly dividend payout was $2.5 million and $2.2 million, respectively, and our dividend payout was made from retained earnings.

Common Stock Warrants

During the three months ended June 30, 2015, we issued 4,000 shares of common stock upon the exercise of vested warrants at an exercise price of $3.00 per share. As of June 30, 2015, there were no unvested warrants outstanding.

As of March 31, 2015, there were warrants to purchase 4,000 shares of common stock outstanding at a weighted average exercise price of $3.00 per share, expiring in fiscal years 2016 through 2017. In March 2015, the terms of our agreement with Kansas State University Institute for Commercialization were amended and accordingly, the vesting of these outstanding warrants was accelerated during the fourth quarter of fiscal 2015.

NOTE 15.	NET INCOME PER SHARE

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

The computations for basic and diluted net income from continuing and discontinued operations per share are as follows (in thousands, except share and per share data):
	Three Months Ended June 30,
	2015	2014
Income from continuing operations	$6,995	$5,074
Loss from discontinued operations, net of tax	-	(359)
Net income	$6,995	$4,715

Weighted average common shares outstanding:
Basic	22,624,000	22,408,000
Effect of dilutive securities:
Stock options	-	2,000
Restricted stock units	254,000	202,000
Warrants	1,000	25,000
Diluted	22,879,000	22,637,000

Net income (loss) per share:
Basic
Continuing operations	$0.31	$0.23
Discontinued operations	-	(0.02)
Basic net income per share	$0.31	$0.21

Diluted
Continuing operations	$0.31	$0.23
Discontinued operations	-	(0.02)
Diluted net income per share	$0.31	$0.21

For our restricted stock unit awards (performance vesting), if the performance criteria are achieved during the period, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive. The performance criteria for our restricted stock unit awards (performance vesting) related to FY2015 Performance RSUs were achieved during the fiscal 2015 performance period, and accordingly, the dilutive effect of the shares were included in the computation of diluted weighted average shares outstanding. Because the performance criteria for restricted stock unit awards (performance vesting) related to FY2016 Performance RSUs were not achieved during the three months ended June 30, 2015, these awards were not included in the diluted net income per share calculation.

Stock options and warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of our common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share. There were no stock options, restricted stock units and warrants excluded from the computation of diluted weighted average shares outstanding during the three months ended June 30, 2015 and 2014.

NOTE 16.	INCOME TAXES

During the three months ended June 30, 2015 and 2014, our income tax provision was $4.0 million, based on an effective tax rate of 36%, and $3.0 million, based on an effective tax rate of 37%, respectively. The dollar increase in the income tax provision during the first quarter of fiscal 2016, as compared to the same period last year, was primarily attributable to higher pre-tax income. The effective tax rate during the three months ended June 30, 2015, as compared to the same period last year, decreased as a result of an increase in federal tax benefit for qualified production activities, partially offset by an increase in state income taxes resulting from an increase in pre-tax income.

We did not have any unrecognized tax benefits as of June 30, 2015 and March 31, 2015. During the three months ended June 30, 2015 and 2014, we did not recognize any interest or penalties related to unrecognized tax benefits.

NOTE 17.	SEGMENT REPORTING INFORMATION

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

In March 2015, we entered into an asset purchase agreement with Antech pursuant to which we sold substantially all of the assets of our AVRL business to Antech, see Note 4, “Discontinued Operations.” We have reclassified the assets, liabilities, results of operations and the gain on sale of AVRL in our condensed consolidated balance sheets and statements of income for all periods presented to reflect them as discontinued operations. Previously reported financial information have been revised to reflect the reclassification of AVRL within our veterinary market segment as a discontinued operation.

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items and represents our results from continuing operations for three months ended June 30, 2015 and 2014 (in thousands).

	Three Months Ended June 30,
	2015	2014
Revenues:
Medical Market	$8,684	$7,245
Veterinary Market	43,589	35,944
Other(1)	817	865
Total revenues	53,090	44,054
Cost of revenues:
Medical Market	4,478	3,844
Veterinary Market	19,187	16,470
Other(1)	33	37
Total cost of revenues	23,698	20,351
Gross profit:
Medical Market	4,206	3,401
Veterinary Market	24,402	19,474
Other(1)	784	828
Gross profit	$29,392	$23,703

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 18.	REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product category and represents our results from continuing operations (in thousands):

	Three Months Ended June 30,
Revenues by Product Category	2015	2014
Instruments (1)	$8,712	$7,594
Consumables (2)	41,797	34,286
Other products (3)	2,544	2,137
Product sales, net	53,053	44,017
Development and licensing revenues	37	37
Total revenues	$53,090	$44,054

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i‑STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i‑STAT cartridges and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

The following is a summary of our revenues by geographic region based on customer location and represents our results from continuing operations (in thousands):

	Three Months Ended June 30,
Revenues by Geographic Region	2015	2014
North America	$42,311	$34,917
Europe	7,723	7,284
Asia Pacific and rest of the world	3,056	1,853
Total revenues	$53,090	$44,054

Significant Concentrations

During the three months ended June 30, 2015, two distributors in the United States, MWI Veterinary Supply, Inc. and Henry Schein Animal Health accounted for 19% and 11%, respectively, of our total worldwide revenues. During the three months ended June 30, 2014, one distributor in the United States, MWI Veterinary Supply, accounted for 17% of our total worldwide revenues.

Concentration of credit risk with respect to accounts receivable is primarily limited to certain distributors to whom we make significant sales. One distributor in the United States accounted for 24% of our total receivable balance as of June 30, 2015. One distributor in the United States accounted for 26% of our total receivable balance as of March 31, 2015.

NOTE 19.	SUBSEQUENT EVENTS

In July 2015, our Board of Directors declared a cash dividend of $0.11 per share on our outstanding common stock to be paid on September 17, 2015 to all shareholders of record as of the close of business on September 3, 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations includes a number of forward-looking statements, that reflect our current views with respect to future events and financial performance. In this report, the words “will,” “anticipates,” “believes,” “expects,” “intends,” “plans,” “future,” “projects,” “estimates,” “would,” “may,” “could,” “should,” “might” and similar expressions identify forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties, including but not limited to those discussed below, in Part II, Item 1A of this report and in Part I, Item 1A of our most recent Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”), that could cause actual results to differ materially from historical results or those anticipated. Such risks and uncertainties relate to our manufacturing operations, including the vulnerability of our manufacturing operations to potential interruptions and delays and our ability to manufacture products free of defects, fluctuations in our quarterly results of operations and difficulty in predicting future results, our dependence on Abbott Point of Care, Inc. (“Abbott”) for our U.S. medical sales, the performance of our independent distributors and our ability to manage their inventory levels effectively, market acceptance of our products, our dependence on certain sole or limited source suppliers, expansion of our sales, marketing and distribution efforts, the effect of exchange rate fluctuations on international operations, dependence on key personnel, the protection of our intellectual property and claims of infringement of intellectual property asserted by third parties, competition and other risks detailed under “Risk Factors” in this Quarterly Report on Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We assume no obligation to update any forward-looking statements as circumstances change.

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

Veterinary Market. Our VetScan products serve a worldwide customer group in the veterinary market consisting of companion animal hospitals, animal clinics with mixed practices of small animals, birds and reptiles, equine and bovine practitioners, veterinary emergency clinics, veterinary referral hospitals, universities, government, pharmaceutical companies, biotechnology companies and private research laboratories. Our veterinary market product offerings include VetScan chemistry analyzers and veterinary reagent discs, VetScan hematology instruments and related reagent kits, VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests. Until March 2015, we provided veterinary reference laboratory diagnostic and consulting services for veterinarians through our Abaxis Veterinary Reference Laboratories (“AVRL”) division. In March 2015, we sold our AVRL business to Antech Diagnostics, Inc., the VCA laboratory division (“Antech”). As a result, AVRL is presented as discontinued operations in our condensed consolidated financial statements.

We depend on a number of distributors in North America that distribute our VetScan products. In September 2012, we entered into a distribution agreement with MWI Veterinary Supply, Inc. (“MWI”) to purchase, market and sell the full line of Abaxis veterinary products throughout the United States. In the United States veterinary market segment, we also rely on various independent regional distributors. We continue to enter into additional distributor relationships to expand our distribution base in North America. In October 2014, we entered into distribution agreements with Henry Schein Animal Health and Patterson Veterinary Supply to sell the full line of Abaxis veterinary products throughout the United States. We depend on our distributors to assist us in promoting our VetScan products, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenues until our customers identify another distributor or purchase products directly from us. In addition to selling through distributors, we also directly supply our VetScan products to large group purchasing organizations, hospital networks and other buying groups in the United States, such as Veterinary Centers of America (“VCA”), a veterinary hospital chain in North America. In May 2014, we entered into a product supply agreement with VCA to supply our VetScan chemistry analyzers and diagnostic reagent discs for placement at VCA’s animal hospitals located in North America. Additionally, in May 2014, we entered into a non-exclusive co-marketing agreement with VCA’s Antech Diagnostic laboratory services to supply our VetScan VS2 chemistry analyzers in combination with Antech Diagnostic laboratory services as a complete diagnostic solution to serve veterinary practices throughout North America.

Discontinued Operations

In March 2015, we entered into an asset purchase agreement with Antech pursuant to which we sold substantially all of the assets of our AVRL business to Antech. The transaction closed on March 31, 2015. We determined that our AVRL business met the criteria to be classified as a discontinued operation, which required retrospective application to financial information for all periods presented. Accordingly, the historical financial statements appearing in this report have been revised to reflect this reclassification. Unless otherwise noted, references to revenues and expenses in this report are to our revenues and expenses excluding those from AVRL operations. See Note 4 of the Notes to Condensed Consolidated Financial Statements contained in this report for more information.

The total purchase price under the asset purchase agreement was $21.0 million in cash. We received $20.1 million in cash proceeds during the fourth quarter of fiscal 2015, while the remaining $0.9 million is being held by Antech until certain conditions are met. Upon meeting the conditions by the first anniversary of the closing date, then the proceeds may be released. In connection with the sale of our AVRL business, we recognized a pre-tax gain of $12.3 million ($7.7 million after-tax) on sale of discontinued operations during fiscal 2015. The pre-tax gain on this sale reflects the excess of the sum of the cash proceeds received over the costs incurred in connection with the sale of AVRL. During the fourth quarter of fiscal 2015, we recorded costs of $7.8 million related to cash payments for employee-related costs, including severance, contract termination and other associated costs. In connection with the transaction, we recorded disposal and an impairment of $1.9 million on long-lived assets. These items partially offset the cash proceeds that we received in accordance with the terms of the asset purchase agreement.

Overview of Financial Results

In the first quarter of fiscal 2016, total revenues were $53.1 million, an increase of 21% over last year’s comparable quarter. The net increase in revenues was primarily attributable to an increase in revenues from consumable sales, which were $41.8 million, an increase of 22% over last year’s comparable quarter. The increase in revenues was also driven in part by an increase in instrument sales, which were $8.7 million, an increase of 15% over last year’s comparable quarter. These increases were primarily attributable to an increase in sales of our veterinary products by our national distributors in the United States, Henry Schein Animal Health and Patterson Veterinary Supply, which began selling as our distributors in the third quarter of fiscal 2015. Gross profit in the first quarter of fiscal 2016 was $29.4 million, an increase of 24% over last year’s comparable quarter, primarily attributable to higher unit sales of reagent discs in our veterinary market.

Total operating expenses in the first quarter of fiscal 2016 were $18.8 million, an increase of $3.1 million, or 20%, compared to the same period last year, primarily attributable to increased costs related to headcount and overall higher spending to support the growth of our company.

Net income in the first quarter of fiscal 2016 was $7.0 million, an increase of 48%, compared to the same period last year, primarily attributable to the increase in revenues, as described above, offset in part by an increase in operating expenses discussed above and an increase in our tax provision of $1.0 million. Our diluted net income per share from continuing operations increased to $0.31 in the first quarter of fiscal 2016 from $0.23 for the same period last year.

Cash, cash equivalents and investments decreased by $4.3 million during the three months ended June 30, 2015 to a total of $153.0 million as of June 30, 2015. During the three months ended June 30, 2015, operating cash flows were $1.4 million, a decrease of $8.6 million, compared to $10.0 million for same period last year, primarily attributable to payments in the first quarter of fiscal 2016 related to accrued liabilities for bonus, taxes and discontinued operations recorded at the end of fiscal 2015. Key non-operating uses of cash during the three months ended June 30, 2015 included payments of $3.6 million made for tax withholdings related to net share settlements of restricted stock units and payment of $2.5 million in cash dividends to shareholders.

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

Abbott controls the marketing and sale of our primary medical products into most of the U.S. medical market and, accordingly, we are dependent upon the efforts and priorities of Abbott in promoting and creating a demand for such products in such market. Should these efforts be unsuccessful, our business, financial condition and results of operations may be adversely affected. For example, during fiscal 2014, we were adversely impacted by the timing of purchases of our medical products sold to Abbott as it integrated our products into its sales process and sell its inventory.

In the United States veterinary market, we rely on our national and independent regional distributors. We are also dependent upon the efforts and priorities of these distributors in promoting and creating a demand for our products and do not have control over the marketing and sale of our products into these markets. Should these efforts be unsuccessful, or should we fail to maintain these relationships, our business, financial condition and results of operations are likely to be adversely affected. For example, during fiscal 2014, our strategy of increasing demand for our veterinary products through the expansion of our distribution partners, did not lead to the increased demand for our products in the veterinary clinics that we had anticipated resulting in excess channel inventory. In response, we took additional steps to more closely monitor and manage channel inventory in an effort to normalize the veterinary product inventories at our distribution partners in the United States. As a result of these efforts, we believe that our distributors’ purchases of our veterinary chemistry analyzers and related reagent discs in fiscal 2015 have been substantially in line with in-clinic sales. For the hematology, i-STAT and VSpro specialty veterinary products that we sell in the United States, sales orders from our largest distributors in the veterinary market decreased during the first half of fiscal 2015 as compared to the same period in fiscal 2014, resulting from excess channel inventory created during the first half of fiscal 2014; however, as a result of our efforts in closely monitoring and managing channel inventory, we believe that these distributors’ purchases of hematology, i-STAT and VSpro specialty veterinary products were substantially in line with in-clinic sales in the third quarter of fiscal 2015. We will continue to closely monitor and manage channel inventory at our distribution partners in the United States.

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

We have identified the policies below as critical because they are not only important to understanding our financial condition and results of operations, but also because application and interpretation of these policies requires both judgment and estimates of matters that are inherently uncertain and unknown. Accordingly, actual results may differ materially from our estimates. The impact and any associated risks related to these policies on our business operations are discussed below. A more detailed discussion on the application of these and other accounting policies are included in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

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

Multiple Element Revenue Arrangements. Our sales arrangements may contain multiple element revenue arrangements in which a customer may purchase a combination of instruments, consumables or extended maintenance agreements. Additionally, we provide incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of our instruments. We participate in selling arrangements in the veterinary market that include multiple deliverables, such as instruments and consumables. Prior to March 2015, our selling arrangements in the veterinary market had also included service agreements associated with our veterinary reference laboratory. Judgments as to the allocation of consideration from an arrangement to the multiple elements of the arrangement, and the appropriate timing of revenue recognition are critical with respect to these arrangements.

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

Revenues from our multiple element arrangements are allocated separately to the instruments, consumables, extended maintenance agreements and incentives based on the relative selling price method. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product when it is sold separately. Revenues allocated to each element are then recognized when the basic revenue recognition criteria, as described above, are met for each element. Revenues associated with incentives in the form of free goods are deferred until the goods are shipped to the customer. Revenues associated with incentives in the form of extended maintenance agreements are deferred and recognized ratably over the life of the extended maintenance contract, generally one to three years. Incentives in the form of extended maintenance agreements are our most significant multiple element arrangement.

For our selling arrangements in the veterinary market that include multiple deliverables, such as instruments, consumables or service agreements associated with our veterinary reference laboratory (prior to the sale of AVRL in March 2015), revenue is recognized upon delivery of the product or performance of the service during the term of the service contract when the basic revenue recognition criteria, as described above, are met for each element. We allocate revenues to each element based on the relative selling price of each deliverable. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately.

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

•	Volume-based Incentives. Volume-based incentives, in the form of rebates, are offered from time to time to distributors and group purchasing organizations upon meeting the sales volume requirements during a qualifying period and are recorded as a reduction to gross revenues during a qualifying period. The pricing rebate program is primarily offered to distributors and group purchasing organizations in the North America veterinary market, upon meeting the sales volume requirements of veterinary products during the qualifying period. Factors used in the rebate calculations include the identification of products sold subject to a rebate during the qualifying period and which rebate percentage applies. Based on these factors and using historical trends, adjusted for current changes, we estimate the amount of the rebate and record the rebate as a deduction to gross revenues when we record the sale of the product. The rebate is recorded as a reserve to offset accounts receivable as settlements are made through offsets to outstanding customer invoices. Settlement of the rebate accruals from the date of sale ranges from one to nine months after sale. Changes in the rebate accrual at the end of each period are based upon distributors and group purchasing organizations meeting the purchase requirements during the quarter.

•	Distributor Rebate Incentives. From time to time, we offer a customer sales incentive program, whereby distributors were offered a rebate upon meeting certain requirements. We recognize the rebate obligation as a reduction of revenue at the later of the date on which we sell the product or the date the program is offered. These customer sales incentive programs require management to estimate the rebate amounts to distributors who will qualify for the incentive during the promotional period. We record the estimated liability in other current accrued liabilities on our condensed consolidated balance sheets. Management’s estimates are based on historical experience and the specific terms and conditions of the incentive programs.

•	End-User Rebates and Discounts. From time to time, cash rebates are offered to end-users who purchase certain products or instruments during a promotional period and are recorded as a reduction to gross revenues. Additionally, we periodically offer sales incentives to end-users, in the form of sales discounts, to purchase consumables for a specified promotional period, typically over five years from the sale of our instrument, and we reimburse resellers for the value of the sales discount provided to the end-user. We estimate the amount of the incentive earned by end-users during a quarter and record a liability to the reseller as a reduction to gross revenues. Factors used in the liability calculation of incentives earned by end-users include the identification of qualified end-users under the sales program during the period and using historical trends. Settlement of the liability to the reseller ranges from one to twelve months from the date an end-user earns the incentive.

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

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of June 30, 2015, our investments in cash equivalents, which we classified as available-for-sale, totaled $1.0 million, using Level 1 inputs since these investments are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of June 30, 2015, our available-for-sale investments in corporate bonds, totaled $4.3 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of June 30, 2015, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. As of June 30, 2015, we also had $70.8 million in investments classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliate. In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”) for $2.8 million in cash. We use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. We eliminate all intercompany transactions in accounting for our equity method investments. We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on our condensed consolidated statements of income. As of June 30, 2015 and March 31, 2015, our investment in unconsolidated affiliate totaled $2.7 million and $2.7 million, respectively.

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

As of June 30, 2015, our current portion of warranty reserves for instruments and reagent discs totaled $1.3 million and our non‑current portion of warranty reserves for instruments totaled $1.5 million, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc. Total accrued warranty reserve decreased by $0.3 million from March 31, 2015 to June 30, 2015, which reflects an adjustment to pre-existing warranties of $0.2 million based on our historical experience and our projected performance rate of instruments.

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

Intangible Assets. Intangible assets, consisted of customer relationships, tradename, licenses and other rights acquired from third parties, are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful lives of 2-10 years, which approximates the economic benefit. If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly. During the three months ended June 30, 2015 and 2014, our changes in estimated useful life of intangible assets were not significant.

Valuation of Long-Lived Assets. We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. During the three months ended June 30, 2015 and 2014, our impairment charges on long-lived assets were not significant.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. As of June 30, 2015 and March 31, 2015, we had no significant uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. In the three months ended June 30, 2015 and 2014, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of income, and as of June 30, 2015 and March 31, 2015, we had no accrued interest or penalties.

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

Restricted Stock Unit Awards (Performance Vesting) Granted in Fiscal, 2015 and 2016

In April 2014 and 2015, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) described below. These restricted stock units vest only if both of the following criteria are satisfied: (1) our consolidated income from operations during the fiscal year in which the grant occurred, as certified by the Compensation Committee, is in excess of the applicable target amount described below; and (2) the recipient remains in the continuous service of the Company until the applicable vesting date set forth as follows:

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

Fiscal 2015 Performance RSUs. In April 2014, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 172,000 shares of common stock to our executive officers that contained the foregoing time-based and performance-based vesting terms (the “FY2015 Performance RSUs”). During the three months ended June 30, 2015, we recorded share-based compensation expense ratably over the vesting terms of the FY2015 Performance RSUs, as we determined that the performance targets had been met.

Fiscal 2016 Performance RSUs. In April 2015, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 187,000 shares of common stock to our executive officers and to certain of our employees that contained the foregoing time-based and performance-based vesting terms (the “FY2016 Performance RSUs”). During the three months ended June 30, 2015, we recorded share-based compensation expense related to the portion of the FY2016 Performance RSUs, as we determined that it was probable that the performance targets would be met. We will assess the probability of the performance targets at the end of each quarter.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Previously reported financial information has been revised to reflect the reclassification of the AVRL business within our veterinary market segment as discontinued operations. See Note 4 to the Condensed Consolidated Financial Statements in this report for additional information.

Total Revenues – Continuing Operations

Revenues by Product Category. The following table and the discussion that follows, presents revenues from continuing operations by product category and represents our results for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,
			Dollar	Percent
Revenues by Product Category	2015	2014	Change	Change
Instruments (1)	$8,712	$7,594	$1,118	15%
Percentage of total revenues	16%	17%
Consumables (2)	41,797	34,286	7,511	22%
Percentage of total revenues	79%	78%
Other products (3)	2,544	2,137	407	19%
Percentage of total revenues	5%	5%
Product sales, net	53,053	44,017	9,036	21%
Percentage of total revenues	100%	100%
Development and licensing revenues	37	37	-	-%
Percentage of total revenues	<1%	<1%
Total revenues	$53,090	$44,054	$9,036	21%
______________________________

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

Revenues by Geographic Region. The following table and the discussion that follows, presents our revenues from continuing operations by geographic region and represents our results for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,
			Dollar	Percent
Revenues by Geographic Region	2015	2014	Change	Change
North America	$42,311	$34,917	$7,394	21%
Percentage of total revenues	80%	79%
Europe	7,723	7,284	439	6%
Percentage of total revenues	14%	17%
Asia Pacific and rest of the world	3,056	1,853	1,203	65%
Percentage of total revenues	6%	4%
Total revenues	$53,090	$44,054	$9,036	21%

North America. During the three months ended June 30, 2015, total revenues in North America increased by 21%, or $7.4 million, as compared to the same period in fiscal 2015. The change in total revenues in North America was primarily attributable to the following:

•	Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America increased by 19%, or $0.9 million, primarily attributable to an increase in the unit sales of Piccolo chemistry analyzers and medical reagent discs to Abbott. The increase in the unit sales of medical reagent discs was primarily attributable to an expanded installed base of Piccolo chemistry analyzers.

•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 6%, or $1.2 million, primarily attributable to an increase in the unit sales of veterinary reagent discs due to an expanded installed base of VetScan chemistry analyzers, partially offset by a decrease in the unit sales of VetScan chemistry analyzers.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 58%, or $2.0 million, primarily attributable to an increase in the unit sales of VetScan hematology instruments due to two additional distributors starting in the third quarter of fiscal 2015, Henry Schein Animal Health and Patterson Veterinary Supply, and an increase in the unit sales of hematology reagent kits due to an expanded installed base of hematology instruments.

•	Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 68%, or $3.3 million, primarily attributable to an increase in the unit sales of VetScan rapid tests due to two additional distributors starting in the third quarter of fiscal 2015, Henry Schein Animal Health and Patterson Veterinary Supply.

Europe. During the three months ended June 30, 2015, total revenues in Europe increased by 6%, or $0.4 million, as compared to the same period in fiscal 2015, primarily attributable to an increase in other veterinary products sold to customers in the United Kingdom resulting from our acquisition of QCR and Trio Diagnostics in the third quarter of fiscal 2015, partially offset by a decrease in revenues from veterinary reagent discs due to the impact of a lower exchange rate between the Euro and U.S. dollar during the first quarter of fiscal 2016, as compared to the same period last year, resulting in a decrease in the dollar value of the Euro sales of veterinary reagent discs compared to the rate effect in the same period last year.

Asia Pacific and rest of the world. During the three months ended June 30, 2015, total revenues in Asia Pacific and rest of the world increased by 65%, or $1.2 million, as compared to the same period in fiscal 2015. The change in total revenues in Asia Pacific and rest of the world was primarily attributable to the following:

•	Revenues from Piccolo chemistry analyzers and medical reagent discs increased by 180%, or $0.5 million, primarily attributable to an increase in the unit sales of Piccolo chemistry analyzers to a distributor.

•	Revenues from veterinary instruments increased by 69%, or $0.3 million, primarily attributable to an increase in the unit sales of VetScan chemistry analyzers and VetScan hematology instruments to various distributors. Revenues from veterinary consumables increased by 36%, or $0.4 million, primarily attributable to an increase in the unit sales of veterinary reagent discs to a distributor.

Significant concentrations. During the three months ended June 30, 2015, two distributors in the United States, MWI and Henry Schein Animal Health, accounted for 19% and 11%, respectively, of our total worldwide revenues.

Segment Results – Continuing Operations

Total Revenues, Cost of Revenues and Gross Profit by Segment. We identify our reportable segments as those customer groups that represent more than 10% of our combined revenues or gross profit or loss of all reported operating segments. We manage our business on the basis of the following two reportable segments: (i) the medical market and (ii) the veterinary market, which are based on the products sold by market and customer group.

The following table and the discussion that follow, present revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items and represents our results from continuing operations for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,				Change
		Percent of		Percent of	Dollar	Percent
	2015	Revenues (1)	2014	Revenues (1)	Change	Change
Revenues:
Medical Market	$8,684	100%	$7,245	100%	$1,439	20%
Percentage of total revenues	16%		16%
Veterinary Market	43,589	100%	35,944	100%	7,645	21%
Percentage of total revenues	82%		82%
Other (2)	817		865		(48)	(6)%
Percentage of total revenues	2%		2%
Total revenues	53,090		44,054		9,036	21%
Cost of revenues:
Medical Market	4,478	52%	3,844	53%	634	16%
Veterinary Market	19,187	44%	16,470	46%	2,717	16%
Other (2)	33		37		(4)	(11)%
Total cost of revenues	23,698		20,351		3,347	16%
Gross profit:
Medical Market	4,206	48%	3,401	47%	805	24%
Veterinary Market	24,402	56%	19,474	54%	4,928	25%
Other (2)	784		828		(44)	(5)%
Gross profit	$29,392		$23,703		$5,689	24%
______________________________

(1) The percentage reported is based on revenues by operating segment.
(2) Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended June 30, 2015, total revenues in the medical market increased by 20%, or $1.4 million, as compared to the same period in fiscal 2015. The change in the medical market revenues was primarily attributable to the following:

•	Total revenues from Piccolo chemistry analyzers increased by 64%, or $0.8 million, during the three months ended June 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to an increase in the unit sales of Piccolo chemistry analyzers sold to Abbott in North America and to a distributor in Asia Pacific and rest of the world.

•	Total revenues from medical reagent discs increased by 12%, or $0.7 million, during the three months ended June 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to an increase in the unit sales of medical reagent discs in North America to Abbott as a result of an expanded installed base of Piccolo chemistry analyzers.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 24%, or $0.8 million, during the three months ended June 30, 2015, as compared to the same period in fiscal 2015. Gross profit percentages for the medical market segment during the three months ended June 30, 2015 and 2014 were 48% and 47%, respectively. In absolute dollars, the increase in gross profit was primarily attributable to an increase in the unit sales of Piccolo chemistry analyzers and medical reagent discs. The increase in gross profit percentage was primarily attributable to an increase in the unit sales of medical reagent discs, which have a higher margin contribution.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended June 30, 2015, total revenues in the veterinary market increased by 21%, or $7.6 million, as compared to the same period in fiscal 2015. The change in the veterinary market revenues was primarily attributable to the following:

•	Total revenues from veterinary instruments increased by 5%, or $0.3 million, during the three months ended June 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to (a) an increase in the unit sales of VetScan hematology instruments in North America due to two additional distributors starting in the third quarter of fiscal 2015, Henry Schein Animal Health and Patterson Veterinary Supply, and (b) an increase in the unit sales of VetScan chemistry analyzers and VetScan hematology instruments to various distributors in Asia Pacific and rest of the world. These increases were partially offset by a decrease in the unit sales of VetScan chemistry analyzers in North America.

•	Total revenues from consumables in the veterinary market increased by 24%, or $6.8 million, during the three months ended June 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to (a) an increase in the unit sales of veterinary reagent discs and hematology reagent kits in North America due to an expanded instrument installed base, (b) an increase in the unit sales of VetScan rapid tests in North America due to two additional distributors starting in the third quarter of fiscal 2015, Henry Schein Animal Health and Patterson Veterinary Supply, and (c) an increase in the unit sales of veterinary reagent discs to a distributor in Asia Pacific and rest of the world. These increases were partially offset by a decrease in revenues from veterinary reagent discs due to the impact of a lower exchange rate between the Euro and U.S. dollar during the first quarter of fiscal 2016, as compared to the same period last year, resulting in a decrease in the dollar value of the Euro sales of veterinary reagent discs compared to the rate effect in the same period last year.

•	Total revenues from other products in the veterinary market increased by 63%, or $0.5 million, during the three months ended June 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to other veterinary products sold to customers in the United Kingdom resulting from our acquisition of QCR and Trio Diagnostics in the third quarter of fiscal 2015.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 25%, or $4.9 million, during the three months ended June 30, 2015, as compared to the same period in fiscal 2015. Gross profit percentages for the veterinary market segment during fiscal 2015 and 2014 were 56% and 54%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to (a) an increase in the unit sales of veterinary reagent discs and VetScan rapid tests and (b) lower manufacturing costs of VetScan hematology instruments and veterinary reagent discs. The increase in gross profit percentage was primarily attributable to an increase in the unit sales of veterinary reagent discs, which have a higher margin contribution.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was not significant during the three months ended June 30, 2015, as compared to the same period in fiscal 2015.

Cost of Revenues – Continuing Operations

The following table and the discussion that follows, presents our cost of revenues and represents our results from continuing operations for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,
			Dollar	Percent
	2015	2014	Change	Change
Cost of revenues	$23,698	$20,351	$3,347	16%
Percentage of total revenues	45%	46%

Cost of revenues includes the cost of materials, direct labor costs, costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

The increase in cost of revenues, in absolute dollars, during the three months ended June 30, 2015, as compared to the same period in fiscal 2015, was primarily attributable to (a) an increase in the unit sales of reagent discs, VetScan rapid tests and VetScan hematology instruments and partially offset by (b) lower unit sales of VetScan chemistry analyzers and (c) lower manufacturing costs of VetScan hematology instruments and veterinary reagent discs. The decrease in cost of revenues, as a percentage of total revenues, during the three months ended June 30, 2015, as compared to the same period in fiscal 2015, was primarily due to an increase in the unit sales of medical and veterinary reagent discs.

Gross Profit – Continuing Operations

The following table and the discussion that follows, presents our gross profit and represents our results from continuing operations for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,
			Dollar	Percent
	2015	2014	Change	Change
Total gross profit	$29,392	$23,703	$5,689	24%
Total gross margin	55%	54%

Gross profit during the three months ended June 30, 2015 increased by 24%, or $5.7 million, as compared to the same period in fiscal 2015, primarily attributable to (a) an increase in the unit sales of Piccolo chemistry analyzers, reagent discs and VetScan rapid tests and (b) lower manufacturing costs of VetScan hematology instruments and veterinary reagent discs. The increase in gross profit percentage was primarily attributable to an increase in the unit sales of reagent discs, which have a higher margin contribution.

Research and Development – Continuing Operations

The following table and the discussion that follows, presents our research and development expenses and represents our results from continuing operations for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,
			Dollar	Percent
	2015	2014	Change	Change
Research and development expenses	$4,723	$3,947	$776	20%
Percentage of total revenues	9%	9%

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

Research and development expenses increased during the three months ended June 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to expenses related to new product development and enhancement of existing products in both the medical and veterinary markets. Share-based compensation expense included in research and development expenses during the three months ended June 30, 2015 and 2014 was $0.6 million and $0.4 million, respectively.

We anticipate the dollar amount of research and development expenses to increase in fiscal 2016 from fiscal 2015 but remain consistent as a percentage of total revenues, as we complete new products and enhance existing products for both the medical and veterinary markets.

Sales and Marketing – Continuing Operations

The following table and the discussion that follows, presents our sales and marketing expenses and represents our results from continuing operations for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,
			Dollar	Percent
	2015	2014	Change	Change
Sales and marketing expenses	$10,586	$8,832	$1,754	20%
Percentage of total revenues	20%	20%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

Sales and marketing expenses increased during the three months ended June 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to increased costs related to headcount and promotional and marketing spending and an increase in spending due to our acquisition of QCR and Trio Diagnostics in the third quarter of fiscal 2015. Share-based compensation expense included in sales and marketing expenses during the three months ended June 30, 2015 and 2014 was $1.0 million and $0.7 million, respectively.

General and Administrative – Continuing Operations

The following table and the discussion that follows, presents our general and administrative expenses and represents our results from continuing operations for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,
			Dollar	Percent
	2015	2014	Change	Change
General and administrative expenses	$3,458	$2,908	$550	19%
Percentage of total revenues	7%	7%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

General and administrative expenses increased during the three months ended June 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to higher personnel-related costs, related to headcount and an increase in share-based compensation expense since forfeiture estimates were adjusted to reflect actual forfeitures when an award vested. Share-based compensation expense included in general and administrative expenses during the three months ended June 30, 2015 and 2014 was $0.7 million and $0.4 million, respectively.

Interest and Other Income (Expense), Net – Continuing Operations

The following table and the discussion that follows, presents our interest and other income (expense), net and represents our results from continuing operations for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,
			Dollar
	2015	2014	Change
Interest and other income (expense), net	$359	$47	$312

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of an unconsolidated affiliate.

Interest and other income (expense), net in the first quarter of 2016 increased as compared to the first quarter of fiscal 2015, primarily attributable to foreign currency exchange rate fluctuations.

Income Tax Provision – Continuing Operations

The following table and the discussion that follows, presents our income tax provision and represents our results from continuing operations for the three months ended June 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended June 30,
	2015	2014
Income tax provision	$3,989	$2,989
Effective tax rate	36%	37%

During the three months ended June 30, 2015 and 2014, our income tax provision was $4.0 million, based on an effective tax rate of 36%, and $3.0 million, based on an effective tax rate of 37%, respectively. The dollar increase in the income tax provision during the first quarter of fiscal 2016, as compared to the same period last year, was primarily attributable to higher pre-tax income. The effective tax rate during the three months ended June 30, 2015, as compared to the same period last year, decreased as a result of an increase in federal tax benefit for qualified production activities, partially offset by an increase in state income taxes resulting from an increase in pre-tax income.

We did not have any unrecognized tax benefits as of June 30, 2015 and March 31, 2015. During the three months ended June 30, 2015 and 2014, we did not recognize any interest or penalties related to unrecognized tax benefits.

Discontinued Operations

On March 18, 2015, we entered into an asset purchase agreement (“APA”) with Antech pursuant to which we sold substantially all of the assets of our AVRL business. The sale transaction closed on March 31, 2015. The total purchase price under the APA was $21.0 million in cash. We received $20.1 million in cash proceeds during the fourth quarter of fiscal 2015 and we recorded a gain on sale of discontinued operations, net of tax of $7.7 million. The remaining $0.9 million is being held by Antech until certain conditions are met. Upon meeting the conditions by the first anniversary of the closing date, then the proceeds may be released. Such additional cash consideration will be accounted for as a gain on sale of discontinued operations, net of taxes, when it is realized or realizable.

Liquidity and Capital Resources – Continuing and Discontinued Operations

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at June 30, 2015 and March 31, 2015 (in thousands, except percentages):

	June 30,	March 31,
	2015	2015
Cash and cash equivalents	$77,878	$107,015
Short-term investments	51,366	26,109
Long-term investments	23,718	24,181
Total cash, cash equivalents and investments	$152,962	$157,305
Percentage of total assets	59%	58%

As of June 30, 2015, we had net working capital of $173.4 million compared to $168.6 million as of March 31, 2015.

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities during the three months ended June 30, 2015 and 2014 were as follows (in thousands):

	Three Months Ended June 30,
	2015	2014
Net cash provided by operating activities	$1,433	$10,015
Net cash provided by (used in) investing activities	(25,604)	7,229
Net cash used in financing activities	(5,291)	(3,665)
Effect of exchange rate changes on cash and cash equivalents	325	(65)
Net increase (decrease) in cash and cash equivalents	$(29,137)	$13,514

Cash and cash equivalents as of June 30, 2015 were $77.9 million compared to $107.0 million at March 31, 2015. The decrease in cash and cash equivalents during the three months ended June 30, 2015 was primarily due to purchases of investments of $29.8 million, payments made for tax withholdings related to net share settlements of restricted stock units of $3.6 million and payment of cash dividends totaling $2.5 million. The decrease was partially offset by net cash provided by operating activities of $1.4 million and proceeds from maturities and redemptions of investments of $4.7 million.

Cash Flows from Operating Activities

During the three months ended June 30, 2015, we generated $1.4 million in cash from operating activities, compared to $10.0 million during the three months ended June 30, 2014. The cash provided by operating activities during the three months ended June 30, 2015 was the result of net income of $7.0 million during the quarter, adjusted for the effects of non-cash adjustments including depreciation and amortization of $1.5 million and share-based compensation expense of $2.8 million, partially offset by a decrease of $0.7 million related to excess tax benefits from share-based awards and the following changes in assets and liabilities.

•	Receivables, net increased by $0.2 million, from $29.0 million as of March 31, 2015 to $29.2 million as of June 30, 2015, primarily attributable to higher sales during the first quarter of fiscal 2016, partially offset by the timing of sales and collections activity during the first quarter of fiscal 2016.

•	Inventories decreased by $2.2 million from $36.2 million as of March 31, 2015 to $34.0 million as of June 30, 2015, primarily due to sales during the first quarter of fiscal 2016.

•	Prepaid expenses and other current assets decreased by $0.3 million, from $2.9 million as of March 31, 2015 to $2.6 million as of June 30, 2015, primarily attributable to the utilization of prior year state income tax overpayments used to reduce current year state income taxes.

•	Current assets of discontinued operations decreased by $1.5 million from $2.1 million as of March, 2015 to $0.6 million as of June 30, 2015, primarily attributable to collection of receivables related to our AVRL business.

•	Accounts payable decreased by $1.3 million, from $7.3 million as of March 31, 2015 to $5.9 million as of June 30, 2015, primarily due to the timing and payment of services and inventory purchases.

•	Accrued payroll and related expenses decreased by $3.4 million, from $11.1 million as of March 31, 2015 to $7.7 million as of June 30, 2015, primarily attributable to higher accrued bonus at March 31, 2015.

•	Accrued taxes decreased by $1.4 million, from $4.8 million as of March 31, 2015 to $3.4 million as of June 30, 2015, primarily due to the timing of estimated income tax payments.

•	Current liabilities of discontinued operations decreased by $5.0 million from $5.5 million as of March 31, 2015 to $0.5 million as of June 30, 2015, primarily due to payments related to our cost obligations for employee-related costs, including severance, contract termination and other associated costs in connection with the sale of our AVRL business.

•	Other accrued liabilities, current, decreased by $1.3 million, from $9.8 million as of March 31, 2015 to $8.5 million as of June 30, 2015, primarily attributable to a decrease in accrued liabilities for sales incentive programs which are based on the types of incentives offered and an estimate of the incentives earned.

•	As of June 30, 2015 and March 31, 2015, the current portion of warranty reserve was $1.3 million and $1.4 million, respectively, and the non-current portion of warranty reserve was $1.5 million and $1.7 million, respectively. Net current and non‑current warranty reserve decreased by $0.3 million. The decrease in current and non-current warranty reserve from March 31, 2015 to June 30, 2015 was primarily due to an adjustment to pre-existing warranties of $0.2 million based on our historical experience and our projected performance rate of instruments. Warranty reserve is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs of reagent discs. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

We expect that cash provided by operating activities may fluctuate in future periods as a result of a number of factors, including fluctuations in our operating results, timing of product sales, accounts receivable collections performance, inventory and supply chain management, and the timing and amount of payments. Furthermore, we anticipate that we will incur incremental costs to support our future operations, including research and design costs related to the continuing development of our current and future products; clinical trials for our current and future products, and acquisition of capital equipment for our manufacturing facility.

Cash Flows from Investing Activities

Net cash used in investing activities during the three months ended June 30, 2015 totaled $25.6 million, compared to net cash provided of $7.2 million during the three months ended June 30, 2014. Cash used in investing activities during the three months ended June 30, 2015 was primarily due to purchases of investments in commercial paper and corporate bonds totaling $29.8 million during the three months ended June 30, 2015 and capital expenditures of $0.6 million, partially offset by proceeds from maturities and redemptions of investments in certificates of deposit and commercial paper of $4.7 million. The purchases of capital equipment primarily relate to increasing our manufacturing capacity and support our growth in our veterinary business in North America. We expect to continue to make significant capital expenditures as necessary in the normal course of our business.

Cash Flows from Financing Activities

Net cash used in financing activities during the three months ended June 30, 2015 totaled $5.3 million, compared to net cash used of $3.7 million during the three months ended June 30, 2014. Cash used in financing activities during the three months ended June 30, 2015 primarily resulting from payments made for tax withholdings related to net share settlements of restricted stock units of $3.6 million and cash dividend payments of $2.5 million, offset in part by net cash provided by financing activities from excess tax benefits from share-based awards of $0.7 million. During the three months ended June 30, 2015, we did not purchase any shares pursuant to our share repurchase program described below.

Dividend Payments

During the three months ended June 30, 2015 and 2014, our total quarterly dividend payout was $2.5 million and $2.2 million, respectively.

In July 2015, our Board of Directors declared a cash dividend of $0.11 per share on our outstanding common stock to be paid on September 17, 2015 to all shareholders of record as of the close of business on September 3, 2015. Future declarations of quarterly dividends and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Share Repurchase Program

Between August 2011 and January 2012, our Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock. In July 2013, our Board of Directors approved a $12.3 million increase to our existing share repurchase program to a total of $67.3 million. As of June 30, 2015, $37.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through June 30, 2015, we have repurchased 1.3 million shares of our common stock at a total cost of $30.3 million, including commission expense. During the three months ended June 30, 2015 and 2014, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

Financial Condition

We believe that our cash and cash equivalents, investments and expected cash flows from operations will be sufficient to fund our operations, capital requirements, share repurchase program and anticipated quarterly dividends for at least the next twelve months. Our future capital requirements will largely depend upon the increased customer demand and market acceptance of our point-of-care diagnostic products. However, our sales for any future periods are not predictable with a significant degree of certainty. Regardless, we may seek to raise additional funds to pursue strategic opportunities.

Contractual Obligations

Purchase Commitments

We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $4.4 million as of June 30, 2015. These purchase order commitments primarily include our purchase obligations to purchase VSpro specialty analyzers and related cartridges from SMB of Denmark through calendar year 2016.

Notes Payable

We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of June 30, 2015, our short-term and long-term notes payable balances were $0.1 million and $0.5 million, respectively, and we recorded the short-term balance in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of June 30, 2015.

In accordance with the terms of the loan agreement, the Agency will provide Abaxis with an annual credit that can be applied against the accrued interest and outstanding principal balance on a quarterly basis. The Agency determines the annual credit based on certain taxes paid by Abaxis to the City of Union City, California for a specified period, as defined in the loan agreement. We anticipate that our annual credits from the Agency will be used to fully repay our notes payable due to the Agency. We may carry forward unused quarterly credits to apply against our outstanding balance in a future period. Credits applied to repay our notes payable and accrued interest are recorded in “Interest and other income (expense), net” on our condensed consolidated statements of income.

Contingencies

We are involved from time to time in various litigation matters in the normal course of business. There can be no assurance that existing or future legal proceedings arising in the ordinary course of business or otherwise will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flows.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933. In addition, we identified no variable interests in any variable interest entities.

RECENT ACCOUNTING PRONOUNCEMENTS

A discussion of recent accounting pronouncements is included in Note 2 of the Notes to Condensed Consolidated Financial Statements contained in this report.

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

Interest Rate Risk

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. As of June 30, 2015, our short-term and long-term investments totaled $51.4 million and $23.7 million, respectively, consisting of investments in certificates of deposit, commercial paper, corporate bonds and municipal bonds. For our securities classified as available-for-sale, we record these investments at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive loss, net of any tax effects, in shareholders’ equity. The fair value of our investment portfolio is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at June 30, 2015, as the assets consisted of highly liquid securities.

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments. As of June 30, 2015, we had $70.8 million in investments classified as held-to-maturity and carried at amortized cost. We have the ability to hold the investments classified as held-to-maturity in our investment portfolio as of June 30, 2015 until maturity and therefore, we believe we have no material exposure to interest rate risk. As of June 30, 2015, our investments classified as available-for-sale totaled $4.3 million, consisting primarily of fixed income securities and thus changes in interest rates would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during the three months ended June 30, 2015.

Foreign Currency Rate Fluctuations

We operate primarily in the United States and a majority of our revenues, cost of revenues, operating expenses and capital purchasing activities are transacted in U.S. dollars. However, we are exposed to foreign currency risks that arise from normal business operations. These risks are primarily related to remeasuring local currency balances and results of our foreign subsidiaries, into U.S. dollars and third-party transactions denominated in a currency other than the U.S. dollar. As currency exchange rates change, remeasurement of the accounts of our foreign subsidiaries into U.S. dollars affects year-over-year comparability of operating results.

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

Our most significant third-party transactions are inventory purchases of hematology products from Diatron MI PLC, which are primarily denominated in Euros. To the extent the U.S. dollar strengthens against the Euro currency, the translation of the foreign currency denominated transactions may result in reduced cost of revenues and operating expenses. Similarly, our cost of revenues and operating expenses will increase if the U.S. dollar weakens against the Euro currency. We considered the historical trends in currency exchange rates and determined that it was reasonably possible that changes in exchange rates of 10% for our foreign currency denominated transactions could be experienced in the near term. If the U.S. dollar weakened or strengthened by 10% against the Euro, the impact of changes in the exchange rate would not have a material effect on our business, operating results or financial conditions.

Investment in a Privately Held Company

In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash. SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. The investment is recorded in “Investment in unconsolidated affiliate” in our condensed consolidated balance sheets and we use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. As of June 30, 2015, the total carrying amount of our investment in SMB was $2.7 million. The investment is inherently risky and we could lose our entire investment in this company. To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

Other than the foregoing, there have been no material changes in our market risk during the three months ended June 30, 2015 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of June 30, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act.

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

In evaluating our business, you should carefully consider the following risks in addition to the other information in our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 as filed with the Securities and Exchange Commission on June 1, 2015.  We note these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995.  It is not possible to predict or identify all such factors and, therefore, you should not consider the following risks to be a complete statement of all the potential risks or uncertainties that we face.

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

The sales cycle for our products can fluctuate, which may cause revenue and results of operations to vary significantly from period to period.  We believe this fluctuation is primarily due (i) to seasonal patterns in the decision making processes by our independent distributors and direct customers, (ii) to inventory or timing considerations by our distributors and (iii) on the purchasing requirements of the U.S. government to acquire our products.  Accordingly, we believe that period to period comparisons of our results of operations are not necessarily meaningful.  In the future, our periodic results of operations may vary significantly depending on, but not limited to, a number of factors, including:

•	new product or service announcements made by us or our competitors;

•	changes in our pricing structures or the pricing structures of our competitors;

•	the sales performance of our independent distributors;

•	excess inventory levels and inventory imbalances at our independent distributors;

•	our ability to develop, introduce and market new products or services on a timely basis, or at all;

•	our manufacturing capacities and our ability to increase the scale of these capacities;

•	the mix of sales among our instruments and consumable products;

•	the amount of our research and development and sales, general and administrative expenses; and

•	changes in our strategies.

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

We would fail to achieve anticipated revenues if the market does not accept our products.

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

•	VSpro Specialty Analyzers and Cartridges: Our VetScan VSpro specialty analyzers and cartridges are manufactured by SMB in Denmark and are purchased by us as completed products.

•	i-STAT Analyzers and Cartridges: Our VetScan i-STAT analyzers and cartridges are manufactured by Abbott and are purchased by us as completed products.

•	Rapid Tests: Substantially all of our VetScan Rapid Tests are manufactured by a single source supplier.

We currently have purchase obligations with SMB to purchase VSpro specialty analyzers and related cartridges and Diatron to purchase Diatron hematology instruments.  However, with our other suppliers, we primarily operate on a purchase order basis and, therefore, these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices.  Although we believe that there may be potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above and cannot assure you we would be able to enter into arrangements with additional vendors on favorable terms, or at all.  For the suppliers of original equipment manufactured products with which we have long-term contracts, there can be no assurance that these suppliers will always fulfill their obligations under these contracts, or that any suppliers will not experience disruptions in their ability to supply our requirements for products.  In addition, under some contracts with suppliers we have minimum purchase obligations and our failure to satisfy those obligations may result in a loss of some or all of our rights under these contracts.

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

We rely primarily on distributors to sell our products and we rely on sole distributor arrangements in a number of countries. Our failure to successfully develop and maintain these relationships could adversely affect our business, financial condition and results of operations.

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

Internationally, we rely on only a few distributors for our products in both the medical and veterinary diagnostic markets.  We currently rely on distributors that carry either our medical or veterinary products in the following countries:  Australia, Austria, Belgium, Canada, Czech Republic, Denmark, France, Germany, Hong Kong, India, Indonesia, Ireland, Israel, Italy, Japan, Korea, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Portugal, Romania, Russia, Singapore, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates, the United Kingdom and the United States.  Our distributors in each of these countries are responsible for obtaining the necessary approvals to sell our new and existing products.  These distributors may not be successful in obtaining proper approvals for our new and existing products in their respective countries, and they may not be successful in marketing our products.  Furthermore, an inability of, or any delays by, our distributor in receiving the necessary approvals for our new or other products can adversely impact our revenues in a country.  We plan to continue to enter into additional distributor relationships to expand our international distribution base and presence.  However, we may not be successful in entering into additional distributor relationships on favorable terms, or at all.  In addition, our distributors may terminate their relationship with us at any time.  Historically, we have experienced a high degree of turnover among our international distributors.  This turnover makes it difficult for us to establish a steady distribution network overseas.  Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally, and our business and financial condition may be harmed as a result.

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

Our future success depends, to a great degree, on the principal members of our management and scientific staff.  The loss of any of these key personnel, including in particular Clinton H. Severson, our Chief Executive Officer and Chairman of our Board of Directors, might impede the achievement of our business objectives.  We may not be able to continue to attract and retain skilled and experienced marketing, sales and manufacturing personnel on acceptable terms in the future because numerous medical products and other high technology companies compete for the services of these qualified individuals.  If we are unable to hire and train qualified personnel, we may not be able to maintain or expand our business.  Additionally, if we are unable to retain key personnel, we may not be able to replace them readily or on terms that are reasonable, which also could hurt our business.  We currently do not maintain key man life insurance on any of our employees.

We may experience manufacturing problems related to our instruments, which could adversely affect our business, financial condition or results of operations.

We manufacture our point-of-care chemistry analyzers at our manufacturing facility in Union City, California.  Should we experience problems related to the manufacture of our blood chemistry analyzer, we could fail to achieve anticipated revenues or we may incur an additional increase in our cost of revenues.  These problems may include manufacturing defects and product failures, defects in raw materials acquired from our suppliers, delays in receipt of raw materials from our suppliers, obsolescence, increases in raw materials costs and labor disturbances.  There can be no assurance that our efforts to resolve manufacturing difficulties will be successful or that similar problems will not arise in the future.  If we are unable to prevent such problems from occurring in the future, we may not be able to manufacture sufficient quantities to meet anticipated demand and, therefore, will not be able to effectively market and sell our blood chemistry analyzers or other instruments that we market and sell; accordingly, our business, financial condition and results of operations could be adversely affected.

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

As of June 30, 2015, 75 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 41 patents have been issued and 14 patents are currently active.  Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications.  The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues.  Consequently, we may not be issued any additional patents, either domestically or internationally.  Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated.  We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months.  We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent.  These proceedings could be costly and could be decided against us.

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

Acquisitions, strategic investments, partnerships, or alliances could be difficult to identify and integrate, divert the attention of management, disrupt our business, dilute shareholder value, and adversely affect our business, financial condition or results of operations.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future.  During the quarter ended June 30, 2015, the closing sale prices of our common stock on the NASDAQ Global Select Market ranged from $51.16 to $64.56 per share and the closing sale price on June 30, 2015, was $51.48 per share.  During the last eight fiscal quarters ended June 30, 2015, our stock price closed at a high of $66.54 per share on March 30, 2015 and a low of $32.40 per share on October 23, 2013.  Many factors may affect the market price of our common stock, including:

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

Our subsidiaries in Europe and the United Kingdom increases our exposure to foreign currency fluctuation risks.  These risks include uncertainty regarding the Euro and the British pound sterling, that could adversely impact our results of operations based on the movements of the applicable foreign currency exchange rates in relation to the U.S. dollar.  Fluctuating exchange rates cause the value of items on both the assets and liabilities side of the balance sheet to change, which could also negatively impact our results of operations.  Our financial results will therefore be sensitive to movements in foreign exchange rates.  A depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have a material adverse impact on our results of operations.

We are dependent on information technology systems, infrastructure and data.

We are dependent upon information technology systems, infrastructure and data.  We operate and manage our business by relying on several information systems to maintain financial records, process customer orders, manage inventory, process shipments to customers and operate other critical functions.  Information technology system failures, network disruptions and breaches of data security could disrupt our operations.  If we were to experience a system disruption in the information technology systems that enable us to interact with customers and suppliers, it could result in the loss of sales and customers, delays or cancellation of orders, impeding the manufacture or shipment of products, processing transactions and reporting financial results and significant incremental costs.

The multitude and complexity of our computer systems make them inherently vulnerable to service interruption or destruction, malicious intrusion and random attack.  Likewise, data privacy or security breaches by employees or others may pose a risk that sensitive data, including our intellectual property, trade secrets or personal information of our employees, customers or other business partners and any patient information may be exposed to unauthorized persons or to the public.  Cyberattacks are increasing in their frequency, sophistication and intensity.  Cyberattacks could include the deployment of harmful malware, denial-of-service, social engineering and other means to affect service reliability and threaten data confidentiality, integrity and availability.  Our business partners face similar risks and any security breach of their systems could adversely affect our security posture.

Management has taken steps to address these concerns by implementing network security and internal control measures.  While we have invested, and continue to invest, in the protection of our data and information technology infrastructure, there can be no assurance that our efforts will prevent service interruptions, or identify breaches in our systems, that could adversely affect our business and operations and/or result in the loss of critical or sensitive information, which could result in financial, legal, business or reputational harm to us.  In addition, our liability insurance may not be sufficient in type or amount to cover us against claims related to security breaches, cyberattacks and other related breaches.

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

Our determination of our tax liability is subject to review by applicable tax authorities.  Any adverse outcome of such a review could have an adverse effect on our results of operations and financial condition.  In addition, the determination of our provision for income taxes and other tax liabilities requires significant judgment including our determination of whether a valuation allowance against deferred tax assets is required.  Our ultimate tax liability may differ from the amounts recorded in our condensed consolidated financial statements and may adversely affect our financial condition and results of operations.

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

During the three months ended June 30, 2015, we issued 4,000 shares of common stock upon the cash exercise of vested warrants at an exercise price of $3.00 per share, resulting in aggregate cash consideration to us of $12,000. In issuing these shares, we relied on the exemption provided by Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering.

We did not repurchase any equity securities during the three months ended June 30, 2015.

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
10.1*
Transition Agreement between Abaxis, Inc. and Alberto Santa Ines, dated May 1, 2015 (filed with the Securities and Exchange Commission on May 4, 2015 as Exhibit 99.1 to our Current Report on Form 8-K and incorporated herein by reference).

10.2*
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

ABAXIS, INC.
(Registrant)

Date: August 10, 2015	BY:	/s/ Clinton H. Severson
Clinton H. Severson
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 10, 2015	BY:	/s/ Ross Taylor
Ross Taylor
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)