Form 10-Q
period 2015-09-30
ABAXIS INC
filed 2015-11-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015
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

As of November 6, 2015, there were 22,717,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q
For the Quarter Ended September 30, 2015

PART I.  FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	September 30, 2015	March 31, 2015
Current assets:
Cash and cash equivalents	$83,633	$107,015
Short-term investments	49,508	26,109
Receivables (net of allowances of $245 at September 30, 2015 and $247 at March 31, 2015)	30,398	29,015
Inventories	34,450	36,179
Prepaid expenses and other current assets	5,669	2,893
Net deferred tax assets, current	6,576	6,575
Current assets of discontinued operations	101	2,075
Total current assets	210,335	209,861
Long-term investments	22,088	24,181
Investment in unconsolidated affiliate	2,714	2,683
Property and equipment, net	27,260	27,316
Intangible assets, net	1,401	1,491
Net deferred tax assets, non-current	3,682	3,413
Non-current assets of discontinued operations	-	12
Other assets	661	107
Total assets	$268,141	$269,064

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,710	$7,277
Accrued payroll and related expenses	9,262	11,094
Accrued taxes	355	4,829
Current liabilities of discontinued operations	245	5,536
Other accrued liabilities	8,434	9,804
Deferred revenue	1,464	1,322
Warranty reserve	1,220	1,423
Total current liabilities	28,690	41,285
Non-current liabilities:
Deferred revenue	2,751	3,219
Warranty reserve	1,604	1,733
Net deferred tax liabilities	310	310
Notes payable, less current portion	430	480
Other non-current liabilities	1,833	1,843
Total non-current liabilities	6,928	7,585
Total liabilities	35,618	48,870
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,717,000 and 22,539,000 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	135,069	132,559
Retained earnings	97,461	87,643
Accumulated other comprehensive loss	(7)	(8)
Total shareholders' equity	232,523	220,194
Total liabilities and shareholders' equity	$268,141	$269,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Revenues	$55,975	$50,471	$109,065	$94,525
Cost of revenues	24,013	22,395	47,711	42,746
Gross profit	31,962	28,076	61,354	51,779
Operating expenses:
Research and development	4,689	4,232	9,412	8,179
Sales and marketing	10,785	10,619	21,371	19,451
General and administrative	4,319	3,797	7,777	6,705
Total operating expenses	19,793	18,648	38,560	34,335
Income from operations	12,169	9,428	22,794	17,444
Interest and other income (expense), net	126	(445)	485	(398)
Income from continuing operations before income tax provision	12,295	8,983	23,279	17,046
Income tax provision	4,472	3,271	8,461	6,260
Income from continuing operations	7,823	5,712	14,818	10,786
Discontinued operations (Note 4)
Loss from discontinued operations, net of tax	(7)	(312)	(7)	(671)
Net income	$7,816	$5,400	$14,811	$10,115

Net income (loss) per share:
Basic
Continuing operations	$0.34	$0.25	$0.65	$0.48
Discontinued operations	-	(0.01)	-	(0.03)
Basic net income per share	$0.34	$0.24	$0.65	$0.45

Diluted
Continuing operations	$0.34	$0.25	$0.65	$0.48
Discontinued operations	-	(0.01)	-	(0.03)
Diluted net income per share	$0.34	$0.24	$0.65	$0.45

Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,701,000	22,507,000	22,663,000	22,458,000
Weighted average common shares outstanding - diluted	22,863,000	22,690,000	22,876,000	22,678,000

Cash dividends declared per share	$0.11	$0.10	$0.22	$0.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net income	$7,816	$5,400	$14,811	$10,115
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	3	(28)	1	(20)
Tax provision (benefit) on other comprehensive income (loss)	1	(11)	-	(7)
Other comprehensive income (loss), net of tax	2	(17)	1	(13)
Comprehensive income	$7,818	$5,383	$14,812	$10,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$14,811	$10,115
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,298	4,166
Investment premium amortization, net	546	301
Net loss on disposals of property and equipment	16	2
Impairment loss of intangible assets	13	-
Foreign exchange (gain) loss	(168)	564
Share-based compensation expense	5,839	4,527
Excess tax benefits from share-based awards	(1,444)	(859)
Deferred income taxes	(269)	(1,517)
Equity in net (income) loss of unconsolidated affiliate	(31)	32
Changes in assets and liabilities:
Receivables, net	606	(7,214)
Inventories	1,249	(3,223)
Prepaid expenses and other current assets	(1,391)	(815)
Other assets	(541)	(60)
Accounts payable	(23)	4,053
Accrued payroll and related expenses	(2,168)	4,148
Accrued taxes	(4,455)	(214)
Other liabilities	(5,954)	2,483
Deferred revenue	(326)	(441)
Warranty reserve	(332)	317
Net cash provided by operating activities	9,276	16,365
Cash flows from investing activities:
Purchases of held-to-maturity investments	(36,316)	(13,650)
Proceeds from maturities and redemptions of available-for-sale investments	-	498
Proceeds from maturities and redemptions of held-to-maturity investments	14,465	18,729
Purchases of property and equipment	(2,635)	(3,904)
Net cash provided by (used in) investing activities	(24,486)	1,673
Cash flows from financing activities:
Proceeds from the exercise of stock options	-	4
Tax withholdings related to net share settlements of restricted stock units	(4,851)	(2,884)
Excess tax benefits from share-based awards	1,444	859
Proceeds from the exercise of warrants	12	60
Dividends paid	(4,993)	(4,498)
Net cash used in financing activities	(8,388)	(6,459)
Effect of exchange rate changes on cash and cash equivalents	216	(574)
Net increase (decrease) in cash and cash equivalents	(23,382)	11,005
Cash and cash equivalents at beginning of period	107,015	73,589
Cash and cash equivalents at end of period	$83,633	$84,594
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$13,897	$7,138
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$1	$(13)
Transfers of equipment between inventory and property and equipment, net	$546	$1,223
Net change in capitalized share-based compensation	$66	$9
Common stock withheld for employee taxes in connection with share-based compensation	$4,851	$2,884
Repayment of notes payable by credits from municipal agency	$50	$50

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

Basis of Presentation

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three and six month periods ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2016 or for any interim or future period.

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

The first installment obligation of GBP 750,000 is payable in fiscal year 2016 and the second installment of GBP 750,000 will be placed in escrow as security for post-closing indemnification obligations of certain of the sellers. Based on the GBP to U.S. dollar exchange rate, as of September 30, 2015, $2.3 million was payable pursuant to these obligations. Any amounts remaining in escrow after three years following the closing date will be released to these sellers in calendar year 2017, net of any outstanding indemnification claims. The Share Purchase Agreements contain certain customary representations and warranties. Additionally, in connection with the acquisition, we recorded a settlement of the preexisting business relationship related to accounts receivable due from QCR and Trio that existed on the acquisition date. The book value of the accounts receivable approximates their fair value due to their short-term nature and no gain or loss was recorded.

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

The results from discontinued operations were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Discontinued operations:	2015	2014	2015	2014
Revenues	$164	$3,472	$419	$6,895
Cost of revenues	174	3,116	645	6,370
Gross profit (loss)	(10)	356	(226)	525
Sales and marketing expense	7	857	(91)	1,603
Other income (expense), net	6	-	124	-
Loss before income tax benefit	(11)	(501)	(11)	(1,078)
Income tax benefit	(4)	(189)	(4)	(407)
Net loss of discontinued operations	$(7)	$(312)	$(7)	$(671)

The current and non-current assets and liabilities of discontinued operations were as follows (in thousands):

	September 30, 2015	March 31, 2015
Receivables, net	$89	$2,075
Prepaid expenses and other current assets	12	-
Total current assets of discontinued operations	$101	$2,075

Other assets	$-	$12
Total non-current assets of discontinued operations	$-	$12

Accounts payable	$-	$449
Other current liabilities	245	5,087
Total current liabilities of discontinued operations	$245	$5,536

NOTE 5.	INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity. The following table summarizes available-for-sale and held-to-maturity investments as of September 30, 2015 and March 31, 2015 (in thousands):

	Available-for-Sale Investments
September 30, 2015	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$4,329	$-	$(12)	$4,317
Total available-for-sale investments	$4,329	$-	$(12)	$4,317

	Held-to-Maturity Investments
September 30, 2015	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$3,733	$6	$-	$3,739
Commercial paper	13,982	2	(1)	13,983
Corporate bonds	47,539	9	(123)	47,425
Municipal bonds	2,025	6	-	2,031
Total held-to-maturity investments	$67,279	$23	$(124)	$67,178

	Available-for-Sale Investments
March 31, 2015	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$4,346	$-	$(14)	$4,332
Total available-for-sale investments	$4,346	$-	$(14)	$4,332

	Held-to-Maturity Investments
March 31, 2015	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$6,717	$4	$(1)	$6,720
Commercial paper	13,484	1	-	13,485
Corporate bonds	22,773	21	(71)	22,723
Municipal bonds	2,984	21	(1)	3,004
Total held-to-maturity investments	$45,958	$47	$(73)	$45,932

The amortized cost of our held-to-maturity investments approximates their fair value. As of September 30, 2015 and March 31, 2015, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale. As of September 30, 2015 and March 31, 2015, we had unrealized losses on available-for-sale investments, net of related income taxes of $7,000 and $8,000, respectively. During the three months ended September 30, 2015 and 2014, we did not have any redemption of investments in accordance with callable provisions. During the six months ended September 30, 2015 and 2014, redemptions of investments in accordance with callable provisions were $0 and $1.3 million, respectively.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of September 30, 2015 and March 31, 2015 (in thousands):

	September 30, 2015		September 30, 2015
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$1,017	$1,015	$48,493	$48,470
Due in 1 to 4 years	3,312	3,302	18,786	18,708
Total investments	$4,329	$4,317	$67,279	$67,178

	March 31, 2015		March 31, 2015
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$-	$-	$26,109	$26,151
Due in 1 to 4 years	4,346	4,332	19,849	19,781
Total investments	$4,346	$4,332	$45,958	$45,932

NOTE 6.	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level of input within the fair value hierarchy as of September 30, 2015 and March 31, 2015 (in thousands):

	As of September 30, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$1,498	$-	$-	$1,498
Available-for-sale investments:
Corporate bonds	-	4,317	-	4,317
Total assets at fair value	$1,498	$4,317	$-	$5,815

	As of March 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$3,053	$-	$-	$3,053
Available-for-sale investments:
Corporate bonds	-	4,332	-	4,332
Total assets at fair value	$3,053	$4,332	$-	$7,385

As of September 30, 2015 and March 31, 2015, our Level 1 financial assets consisted of money market mutual funds. Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.

As of September 30, 2015 and March 31, 2015, our Level 2 financial assets consisted primarily of corporate bonds. For our Level 2 financial assets, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.

As of September 30, 2015 and March 31, 2015, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three and six months ended September 30, 2015 and 2014.

NOTE 7.	INVENTORIES

Inventories include material, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories were as follows (in thousands):

	September 30, 2015	March 31, 2015
Raw materials	$16,791	$16,436
Work-in-process	4,722	3,984
Finished goods	12,937	15,759
Inventories	$34,450	$36,179

NOTE 8.	INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate consists of an investment in equity securities of Scandinavian Micro Biodevices APS (“SMB”). In February 2011, we purchased a 15% equity ownership interest in SMB for $2.8 million in cash. SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations. Our allocated portions of SMB’s net income (loss) during the three months ended September 30, 2015 and 2014 were $64,000 and $17,000, respectively, and during the six months ended September 30, 2015 and 2014 were $31,000 and $(32,000), respectively. Our proportionate share of SMB’s net income or loss is recorded in “Interest and other income (expense), net” on the condensed consolidated statements of income.

NOTE 9.	WARRANTY RESERVES

We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments and reagent discs.

Instruments. Our standard warranty obligation on instruments ranges from one to five years, depending on the specific product. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience. The estimated accrual for warranty exposure is based on historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. During the six months ended September 30, 2015, we recorded an adjustment to pre-existing warranties of $0.2 million, which reduced our warranty reserves and our cost of revenues, based on our historical experience and our projected performance rate of instruments.

Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. The balance of accrued warranty reserve related to replacement of defective reagent discs as of September 30, 2015 and March 31, 2015 was $0.5 million and $0.5 million, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three and six months ended September 30, 2015 and 2014 is summarized as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$2,869	$1,873	$3,156	$1,868
Provision for warranty expense	271	656	531	1,048
Warranty costs incurred	(316)	(344)	(640)	(731)
Adjustment to pre-existing warranties	-	-	(223)	-
Balance at end of period	2,824	2,185	2,824	2,185
Non-current portion of warranty reserve	1,604	992	1,604	992
Current portion of warranty reserve	$1,220	$1,193	$1,220	$1,193

NOTE 10.	BORROWINGS

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of September 30, 2015, our short-term and long-term notes payable balances were $0.1 million and $0.4 million, respectively, and we recorded the short-term balance in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of September 30, 2015.

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

NOTE 11.	OTHER CURRENT ACCRUED LIABILITIES

Other current accrued liabilities consist of the following (in thousands):

	September 30, 2015	March 31, 2015
Accrued liabilities for customer sales incentive programs	$3,829	$5,507
Installment payment obligation accrued related to acquisition	1,137	1,111
Other current accrued liabilities	3,468	3,186
Total other current accrued liabilities	$8,434	$9,804

As of September 30, 2015, accrued liabilities for customer sales incentive programs consisted primarily of (i) a liability to distributors for cash rebates upon meeting certain requirements during a qualifying period and (ii) a liability to resellers for incentives that we estimate at the time of initial sale and adjust as earned by end-users during a specified promotional period.

As of September 30, 2015, we recorded $1.1 million (or GBP 750,000), based on the GBP to U.S. dollar exchange rate on such date, in other current accrued liabilities in the condensed consolidated balance sheets, related to an installment payment obligation to acquire QCR and Trio in November 2014. Since the exchange rate can fluctuate in the future, the installment payment obligation related to acquisition in absolute dollars will change accordingly. See Note 3, “Acquisitions” for additional information on our acquisition of QCR and Trio.

Other current accrued liabilities included notes payable and various expenses that we accrued for transaction taxes, royalties and professional costs.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

Commitments

Purchase Commitments. We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $3.1 million as of September 30, 2015. These purchase order commitments primarily include our purchase obligations to purchase VSpro specialty analyzers and related cartridges from SMB of Denmark through calendar year 2016.

Patent Licensing Agreement. From January 2009 to February 2015, under our license agreement with Alere, we licensed co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace. The license agreement enabled us to develop and market products under rights from Alere in the animal health and laboratory animal research markets. In exchange for the license rights, we (i) paid an up-front license fee of $5.0 million to Alere in January 2009, (ii) agreed to pay royalties during the term of the agreement, based solely on sales of products in a jurisdiction country covered by valid and unexpired claims in that jurisdiction under the licensed Alere patent rights, and (iii) agreed to pay a yearly minimum license fee of between $0.5 million to $1.0 million per year, which fee was creditable against any royalties due during such calendar year. The royalties, if any, were payable through the date of the expiration of the last valid patent licensed under the agreement that includes at least one claim in a jurisdiction covering products we sell in that jurisdiction. The yearly minimum fees were payable for so long as we desire to maintain exclusivity under the agreement. Effective February 2015, we terminated our license agreement with Alere. In accordance with the terms of the license agreement, we had no outstanding liabilities related to this license agreement as of September 30, 2015.

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

2014 Equity Incentive Plan. Our 2014 Equity Incentive Plan (the “2014 Plan”), which was approved by our shareholders on October 22, 2014, is the successor to and continuation of the 2005 Equity Incentive Plan (the “2005 Plan”). The terms of the 2014 Plan provide for the grant of incentive stock options, nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards and performance awards that may be settled in cash, stock or other property. At its October 22, 2014 effective date, the total number of shares of the Company’s common stock available for issuance under the 2014 Plan was 1,712,409 shares, which was equal to the sum of (i) the shares remaining available for issuance pursuant to the exercise of options or issuance or settlement of stock awards that had not previously been granted under the 2005 Plan, as of the effective date of the 2014 Plan and (ii) the Returning Shares (as defined below), as of the effective date of the 2014 Plan. The “Returning Shares” are shares subject to outstanding stock awards granted under the 2005 Plan (the “2005 Available Pool”), as of the effective date of the 2014 Plan, (i) expire or terminate for any reason prior to exercise or settlement, (ii) are forfeited, cancelled or otherwise returned to us because of the failure to meet a contingency or condition required for the vesting of such shares, or (iii) are reacquired or withheld (or not issued) by us to satisfy a tax withholding obligation in connection with a stock award or to satisfy the purchase price or exercise price of a stock award.

As of September 30, 2015, the 2014 Plan provided for the issuance of a maximum of 1,712,409 shares, of which 664,000 shares of common stock were available for future issuance under the 2014 Plan pursuant to stock awards that had not previously been granted. Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the 2014 Plan.

2005 Equity Incentive Plan. Our 2005 Plan was originally approved by our shareholders in October 2005 and restated and amended our 1998 Stock Option Plan. Our 2005 Plan allowed for the grant of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance cash awards, performance shares, performance units, deferred compensation awards or other share-based awards to employees, directors and consultants. Our 2005 Plan was succeeded by our 2014 Plan upon adoption of our 2014 Plan on October 22, 2014, no additional awards may be made under our 2005 Plan. However, as described above, the 2005 Available Pool became available for issuance under the 2014 Plan and Returning Shares may become available under the 2014 Plan from time to time.

We issue new shares of common stock from our authorized shares for share-based awards upon the exercise of stock options or vesting of restricted stock units.

Share-Based Compensation

Share-based compensation expense and related restricted stock unit award activity is presented on a consolidated basis, unless otherwise presented as continuing or discontinued operations.

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units during the three and six months ended September 30, 2015 and 2014, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues (1)	$311	$414	$694	$755
Research and development	532	378	1,107	819
Sales and marketing (2)	830	701	2,002	1,527
General and administrative	1,365	1,002	2,036	1,426
Share-based compensation expense before income taxes	3,038	2,495	5,839	4,527
Income tax benefit	(1,071)	(840)	(2,059)	(1,524)
Total share-based compensation expense after income taxes	$1,967	$1,655	$3,780	$3,003
Net impact of share-based compensation on:
Basic net income per share	$0.09	$0.07	$0.17	$0.13
Diluted net income per share	$0.09	$0.07	$0.17	$0.13

(1)	Cost of revenues reported in the table include share-based compensation expense from continuing and discontinued operations. During the three months ended September 30, 2015 and 2014, share-based compensation expense included in cost of revenues from continuing operations was $0.3 million and $0.3 million, respectively, and from discontinued operations was $0 and $0.1 million, respectively. During the six months ended September 30, 2015 and 2014, share-based compensation expense included in cost of revenues from continuing operations was $0.6 million and $0.7 million, respectively, and from discontinued operations was $0.1 million and $0.1 million, respectively.
(2)	Sales and marketing expenses reported in the table include share-based compensation expense from continuing and discontinued operations. During the three months ended September 30, 2015 and 2014, share-based compensation expense included in sales and marketing expenses from continuing operations was $0.8 million and $0.6 million, respectively, and from discontinued operations was $0 and $0.1 million, respectively. During the six months ended September 30, 2015 and 2014, share-based compensation expense included in sales and marketing expenses from continuing operations was $1.8 million and $1.3 million, respectively, and from discontinued operations was $0.2 million and $0.2 million, respectively.

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs as of September 30, 2015 and March 31, 2015 were $0.2 million and $0.1 million, respectively, which were included in “Inventories” on our condensed consolidated balance sheets.

Cash Flow Impact

Cash flows resulting from excess tax benefits are classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for the three months ended September 30, 2015 and 2014 were $0.7 million and $0.8 million, respectively, and for the six months ended September 30, 2015 and 2014 were $1.4 million and $0.9 million, respectively.

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

The fair value of restricted stock unit awards (time vesting) used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of September 30, 2015, the total unrecognized compensation expense related to restricted stock unit awards (time vesting) granted amounted to $20.0 million, which is expected to be recognized over a weighted average service period of 2.3 years.

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

Fiscal 2015 Performance RSUs. In April 2014, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 172,000 shares of common stock to our executive officers that contained the foregoing time-based and performance-based vesting terms (the “FY2015 Performance RSUs”). During the three and six months ended September 30, 2015, we recorded share-based compensation expense ratably over the vesting terms of the FY2015 Performance RSUs, as we determined that the performance targets had been met.

Fiscal 2016 Performance RSUs. In April 2015, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 187,000 shares of common stock to our executive officers and to certain of our employees that contained the foregoing time-based and performance-based vesting terms (the “FY2016 Performance RSUs”). During the three and six months ended September 30, 2015, we recorded share-based compensation expense related to the portion of the FY2016 Performance RSUs, as we determined that it was probable that the performance targets would be met. We will assess the probability of the performance targets at the end of each quarter.

As of September 30, 2015, the total unrecognized compensation expense related to restricted stock unit awards (performance vesting) granted amounted to $9.7 million, which is expected to be recognized over a weighted average service period of 2.5 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the six months ended September 30, 2015:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value (1)	Number of Shares	Weighted Average Grant Date Fair Value (1)
Nonvested at March 31, 2015	679,000	$36.08	148,000	$40.82
Granted	186,000	52.95	187,000	55.08
Vested (2)	(264,000)	30.04	-	-
Canceled and forfeited	(47,000)	35.00	(24,000)	55.08
Nonvested at September 30, 2015	554,000	$44.73	311,000	$48.29

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during the three months ended September 30, 2015 and 2014 was $3.5 million and $3.4 million, respectively, and during the six months ended September 30, 2015 and 2014 was $14.1 million and $11.1 million, respectively. The total grant date fair value of restricted stock units vested during the three months ended September 30, 2015 and 2014 was $1.9 million and $1.7 million, respectively, and during the six months ended September 30, 2015 and 2014 was $7.9 million and $7.1 million, respectively.

NOTE 14.	SHAREHOLDERS’ EQUITY

Share Repurchase Program

Between August 2011 and January 2012, our Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock. In July 2013, our Board of Directors approved a $12.3 million increase to our existing share repurchase program to a total of $67.3 million. As of September 30, 2015, $37.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through September 30, 2015, we have repurchased 1.3 million shares of our common stock at a total cost of $30.3 million, including commission expense. During the three and six months ended September 30, 2015 and 2014, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

Dividend Payments

During the three months ended September 30, 2015 and 2014, our total quarterly dividend payout was $2.5 million and $2.3 million, respectively. During the six months ended September 30, 2015 and 2014, our total quarterly dividend payout was $5.0 million and $4.5 million, respectively. Our dividend payout was made from retained earnings.

See Note 19, “Subsequent Events,” for information regarding cash dividends declared by our Board of Directors after September 30, 2015.

Common Stock Warrants

During the three and six months ended September 30, 2015, we issued 0 and 4,000, respectively, shares of common stock upon the exercise of vested warrants at an exercise price of $3.00 per share. As of September 30, 2015, there were no warrants outstanding.

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

The computations for basic and diluted net income from continuing and discontinued operations per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Income from continuing operations	$7,823	$5,712	$14,818	$10,786
Loss from discontinued operations, net of tax	(7)	(312)	(7)	(671)
Net income	$7,816	$5,400	$14,811	$10,115

Weighted average common shares outstanding:
Basic	22,701,000	22,507,000	22,663,000	22,458,000
Effect of dilutive securities:
Stock options	-	2,000	-	2,000
Restricted stock units	162,000	172,000	212,000	201,000
Warrants	-	9,000	1,000	17,000
Diluted	22,863,000	22,690,000	22,876,000	22,678,000

Net income (loss) per share:
Basic
Continuing operations	$0.34	$0.25	$0.65	$0.48
Discontinued operations	-	(0.01)	-	(0.03)
Basic net income per share	$0.34	$0.24	$0.65	$0.45

Diluted
Continuing operations	$0.34	$0.25	$0.65	$0.48
Discontinued operations	-	(0.01)	-	(0.03)
Diluted net income per share	$0.34	$0.24	$0.65	$0.45

For our restricted stock unit awards (performance vesting), if the performance criteria are achieved during the period, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive. The performance criteria for our restricted stock unit awards (performance vesting) related to FY2015 Performance RSUs were achieved during the fiscal 2015 performance period, and accordingly, the dilutive effect of the shares were included in the computation of diluted weighted average shares outstanding. Because the performance criteria for restricted stock unit awards (performance vesting) related to FY2016 Performance RSUs were not achieved during the three and six months ended September 30, 2015, these awards were not included in the diluted net income per share calculation.

Restricted stock units for 95,000 and 50,000 shares during the three months ended September 30, 2015 and 2014, respectively, and 78,000 and 0 shares during the six months ended September 30, 2015 and 2014, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would be antidilutive.

Stock options and warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of our common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share. There were no stock options and warrants excluded from the computation of diluted weighted average shares outstanding during the three and six months ended September 30, 2015 and 2014.

NOTE 16.	INCOME TAXES

During the three months ended September 30, 2015 and 2014, our income tax provision was $4.5 million, based on an effective tax rate of 36%, and $3.3 million, based on an effective tax rate of 36%, respectively. The dollar increase in the income tax provision during the second quarter of fiscal 2016, as compared to the same period last year, was primarily attributable to higher pre-tax income. The effective tax rate during the three months ended September 30, 2015, as compared to the same period last year, was impacted by an increase in federal tax benefit for qualified production activities, partially offset by an increase in state income taxes resulting from an increase in pre-tax income.

During the six months ended September 30, 2015 and 2014, our income tax provision was $8.5 million, based on an effective tax rate of 36%, and $6.3 million, based on an effective tax rate of 37%, respectively. The dollar increase in the income tax provision during the six months ended September 30, 2015, as compared to the same period last year, was primarily attributable to higher pre-tax income. The effective tax rate during the six months ended September 30, 2015, as compared to the same period last year, was impacted by an increase in federal tax benefit for qualified production activities, partially offset by an increase in state income taxes resulting from an increase in pre-tax income.

We did not have any unrecognized tax benefits as of September 30, 2015 and March 31, 2015. During the three and six months ended September 30, 2015 and 2014, we did not recognize any interest or penalties related to unrecognized tax benefits.

NOTE 17.	SEGMENT REPORTING INFORMATION

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by our chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance.

Abaxis develops, manufactures and markets portable blood analysis systems that are used in a broad range of medical specialties in human or veterinary patient care setting to provide clinicians with rapid blood constituent measurements. We identify our reportable segments as those customer groups that represent more than 10% of our combined revenue or gross profit or loss of all reported operating segments. We manage our business on the basis of the following two reportable segments: (i) the medical market and (ii) the veterinary market, which are based on the products sold by market and customer group. For the products that we manufacture and sell, each reportable segment has similar manufacturing processes, technology and shared infrastructures. The accounting policies for segment reporting are the same as for the Company as a whole. We do not segregate assets by segments since our chief operating decision maker, or decision making group, does not use assets as a basis to evaluate a segment’s performance.

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

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items and represents our results from continuing operations for the three and six months ended September 30, 2015 and 2014 (in thousands).

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Medical Market	$8,631	$7,616	$17,315	$14,861
Veterinary Market	46,599	42,096	90,188	78,040
Other (1)	745	759	1,562	1,624
Total revenues	55,975	50,471	109,065	94,525
Cost of revenues:
Medical Market	4,568	4,053	9,046	7,897
Veterinary Market	19,414	18,311	38,601	34,781
Other (1)	31	31	64	68
Total cost of revenues	24,013	22,395	47,711	42,746
Gross profit:
Medical Market	4,063	3,563	8,269	6,964
Veterinary Market	27,185	23,785	51,587	43,259
Other (1)	714	728	1,498	1,556
Gross profit	$31,962	$28,076	$61,354	$51,779

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 18.	REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product category and represents our results from continuing operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Revenues by Product Category	2015	2014	2015	2014
Instruments (1)	$11,597	$10,105	$20,309	$17,699
Consumables (2)	41,675	38,138	83,472	72,424
Other products (3)	2,703	2,191	5,247	4,328
Product sales, net	55,975	50,434	109,028	94,451
Development and licensing revenues	-	37	37	74
Total revenues	$55,975	$50,471	$109,065	$94,525

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i‑STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i‑STAT cartridges and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

The following is a summary of our revenues by geographic region based on customer location and represents our results from continuing operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
Revenues by Geographic Region	2015	2014	2015	2014
North America	$45,176	$41,039	$87,487	$75,956
Europe	8,262	7,244	15,985	14,528
Asia Pacific and rest of the world	2,537	2,188	5,593	4,041
Total revenues	$55,975	$50,471	$109,065	$94,525

Significant Concentrations

During the three months ended September 30, 2015, three distributors in the United States, MWI Veterinary Supply, Inc., Henry Schein Animal Health and Patterson Companies, Inc. accounted for 20%, 12% and 12%, respectively, of our total worldwide revenues. During the six months ended September 30, 2015, three distributors in the United States, MWI Veterinary Supply, Inc., Henry Schein Animal Health and Patterson Companies, Inc. accounted for 20%, 12% and 10%, respectively, of our total worldwide revenues. Starting in the second quarter of fiscal 2016, our revenues from Patterson Companies, Inc. include both Patterson’s veterinary business and Animal Health International, Inc., as a result of Patterson’s recent acquisition.

During the three months ended September 30, 2014, one distributor in the United States, MWI Veterinary Supply, accounted for 20% of our total worldwide revenues. During the six months ended September 30, 2014, one distributor in the United States, MWI Veterinary Supply, accounted for 18% of our total worldwide revenues.

Concentration of credit risk with respect to accounts receivable is primarily limited to certain distributors to whom we make significant sales. One distributor in the United States accounted for 23% of our total receivable balance as of September 30, 2015. One distributor in the United States accounted for 26% of our total receivable balance as of March 31, 2015.

NOTE 19.	SUBSEQUENT EVENTS

In October 2015, our Board of Directors declared a cash dividend of $0.11 per share on our outstanding common stock to be paid on December 17, 2015 to all shareholders of record as of the close of business on December 3, 2015.

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

We depend on a number of distributors in North America that distribute our VetScan products. In September 2012, we entered into a distribution agreement with MWI Veterinary Supply, Inc. (“MWI”) to purchase, market and sell the full line of Abaxis veterinary products throughout the United States. In the United States veterinary market segment, we also rely on various independent regional distributors. We continue to enter into additional distributor relationships to expand our distribution base in North America. In October 2014, we entered into distribution agreements with Henry Schein Animal Health and Patterson Companies, Inc. to sell the full line of Abaxis veterinary products throughout the United States. We depend on our distributors to assist us in promoting our VetScan products, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenues until our customers identify another distributor or purchase products directly from us. In addition to selling through distributors, we also directly supply our VetScan products to large group purchasing organizations, hospital networks and other buying groups in the United States, such as Veterinary Centers of America (“VCA”), a veterinary hospital chain in North America. In May 2014, we entered into a product supply agreement with VCA to supply our VetScan chemistry analyzers and diagnostic reagent discs for placement at VCA’s animal hospitals located in North America. Additionally, in May 2014, we entered into a non-exclusive co-marketing agreement with Antech to supply our VetScan VS2 chemistry analyzers in combination with Antech laboratory services as a complete diagnostic solution to serve veterinary practices throughout North America.

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

Overview of Financial Results

In the second quarter of fiscal 2016, total revenues were $56.0 million, an increase of 11% over last year’s comparable quarter. The net increase in revenues was primarily attributable to an increase in revenues from consumable sales, which were $41.7 million, an increase of 9% over last year’s comparable quarter. The increase in revenues was also driven in part by an increase in veterinary instrument sales, which were $9.7 million, an increase of 15% over last year’s comparable quarter. These increases were primarily attributable to an increase in sales of our veterinary products by our national distributors in the United States, Henry Schein Animal Health and Patterson Companies, Inc. which began selling as our distributors in the third quarter of fiscal 2015. Gross profit in the second quarter of fiscal 2016 was $32.0 million, an increase of 14% over last year’s comparable quarter, primarily attributable to higher unit sales of reagent discs in our veterinary market.

Total operating expenses in the second quarter of fiscal 2016 were $19.8 million, an increase of $1.1 million, or 6%, compared to the same period last year, primarily attributable to increased costs related to headcount and overall higher spending to support the growth of our company.

Income from continuing operations in the second quarter of fiscal 2016 was $7.8 million, an increase of 37%, compared to the same period last year, primarily attributable to the increase in revenues, as described above, offset in part by an increase in operating expenses discussed above and an increase in our tax provision of $1.2 million. Our diluted net income per share from continuing operations increased to $0.34 in the second quarter of fiscal 2016 from $0.25 for the same period last year.

Cash, cash equivalents and investments decreased by $2.1 million during the six months ended September 30, 2015 to a total of $155.2 million as of September 30, 2015. During the six months ended September 30, 2015, operating cash flows were $9.3 million, a decrease of $7.1 million, compared to $16.4 million for the same period last year, primarily attributable to payments in the first quarter of fiscal 2016 related to accrued liabilities for bonus, taxes and discontinued operations recorded at the end of fiscal 2015. Key non-operating uses of cash during the six months ended September 30, 2015 included payments of $4.9 million made for tax withholdings related to net share settlements of restricted stock units and payment of $5.0 million in cash dividends to shareholders.

Factors that May Impact Future Performance

Our industry is impacted by numerous competitive, regulatory and other significant factors. Our sales for any future periods are not predictable with a significant degree of certainty, and may depend on a number of factors outside of our control. We are dependent upon the efforts and priorities of our distributors in promoting and creating a demand for our products and as such, we do not have full control over the marketing and sale of our products into these markets. Should these efforts be unsuccessful, or should we fail to maintain these relationships, our business, financial condition and results of operations are likely to be adversely affected. We generally operate with a limited order backlog because our products are typically shipped shortly after orders are received. Product sales in any quarter are generally dependent on orders booked and shipped in that quarter. As a result, any shortfall in product sales during a quarter would negatively affect our results of operations and financial condition during that quarter. In addition, our sales may be adversely impacted by pricing pressure from competitors. Our ability to increase our revenues and profitability will depend, in part, on our ability to increase the sales volumes of our products, to increase the sales performance of our independent distributors, and to successfully compete with our competitors.

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

In the United States veterinary market, we rely on our national and independent regional distributors. We are also dependent upon the efforts and priorities of these distributors in promoting and creating a demand for our products and do not have full control over the marketing and sale of our products into these markets. Should these efforts be unsuccessful, or should we fail to maintain these relationships, our business, financial condition and results of operations are likely to be adversely affected. For example, during fiscal 2014, our strategy of increasing demand for our veterinary products through the expansion of our distribution partners, did not lead to the increased demand for our products in the veterinary clinics that we had anticipated resulting in excess channel inventory. In response, we took additional steps to more closely monitor and manage channel inventory in an effort to normalize the veterinary product inventories at our distribution partners in the United States. As a result of these efforts, we believe that our distributors’ purchases of our veterinary chemistry analyzers and related reagent discs in fiscal 2015 were substantially in line with in-clinic sales. For the hematology, i-STAT and VSpro specialty veterinary products that we sell in the United States, sales orders from our largest distributors in the veterinary market decreased during the first half of fiscal 2015 as compared to the same period in fiscal 2014, resulting from excess channel inventory created during the first half of fiscal 2014; however, as a result of our efforts in closely monitoring and managing channel inventory, we believe that these distributors’ purchases of hematology, i-STAT and VSpro specialty veterinary products were substantially in line with in-clinic sales in the third quarter of fiscal 2015. We only began selling through our distributors Henry Schein Animal Health and Patterson Companies, Inc. in the third quarter of fiscal 2015 and our revenues in future quarters may be impacted by the timing of purchases of our products sold by them as these new distributors integrate our products into their sales process. We will continue to closely monitor and manage channel inventory at our distribution partners in the United States.

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

Prior to March 2015, service revenues were primarily generated from veterinary reference laboratory diagnostic and consulting services for veterinarians. From time to time, we offered discounts on AVRL services for a specified period as incentives. Discounts were reductions to invoiced amounts within a specified period and were recorded at the time services are performed. Net service revenues were recognized at the time services were performed.

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

For our selling arrangements in the veterinary market that include multiple deliverables, such as instruments, consumables or service agreements (prior to the sale of AVRL in March 2015) associated with our veterinary reference laboratory, revenue is recognized upon delivery of the product or performance of the service during the term of the service contract when the basic revenue recognition criteria, as described above, are met for each element. We allocate revenues to each element based on the relative selling price of each deliverable. Amounts allocated to each element are based on its objectively determined fair value, such as the sales price for the product or service when it is sold separately.

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

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of September 30, 2015, our investments in cash equivalents, which we classified as available-for-sale, totaled $1.5 million, using Level 1 inputs since these investments are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of September 30, 2015, our available-for-sale investments in corporate bonds, totaled $4.3 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of September 30, 2015, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. As of September 30, 2015, we also had $67.3 million in investments classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliate. In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”) for $2.8 million in cash. We use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. We eliminate all intercompany transactions in accounting for our equity method investments. We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on our condensed consolidated statements of income. As of September 30, 2015 and March 31, 2015, our investment in unconsolidated affiliate totaled $2.7 million and $2.7 million, respectively.

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

As of September 30, 2015, our current portion of warranty reserves for instruments and reagent discs totaled $1.2 million and our non‑current portion of warranty reserves for instruments totaled $1.6 million, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc. Total accrued warranty reserve decreased by $0.3 million from March 31, 2015 to September 30, 2015, which reflects an adjustment to pre-existing warranties of $0.2 million based on our historical experience and our projected performance rate of instruments.

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

Intangible Assets. Intangible assets, consisted of customer relationships, tradename, licenses and other rights acquired from third parties, are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful lives of 2-10 years, which approximates the economic benefit. If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly. During the three and six months ended September 30, 2015 and 2014, our changes in estimated useful life of intangible assets were not significant.

Valuation of Long-Lived Assets. We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. During the three and six months ended September 30, 2015 and 2014, our impairment charges on long-lived assets were not significant.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. As of September 30, 2015 and March 31, 2015, we had no significant uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. In the three and six months ended September 30, 2015 and 2014, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of income, and as of September 30, 2015 and March 31, 2015, we had no accrued interest or penalties.

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

Fiscal 2015 Performance RSUs. In April 2014, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 172,000 shares of common stock to our executive officers that contained the foregoing time-based and performance-based vesting terms (the “FY2015 Performance RSUs”). During the three and six months ended September 30, 2015, we recorded share-based compensation expense ratably over the vesting terms of the FY2015 Performance RSUs, as we determined that the performance targets had been met.

Fiscal 2016 Performance RSUs. In April 2015, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 187,000 shares of common stock to our executive officers and to certain of our employees that contained the foregoing time-based and performance-based vesting terms (the “FY2016 Performance RSUs”). During the three and six months ended September 30, 2015, we recorded share-based compensation expense related to the portion of the FY2016 Performance RSUs, as we determined that it was probable that the performance targets would be met. We will assess the probability of the performance targets at the end of each quarter.

Results of Operations

Previously reported financial information has been revised to reflect the reclassification of the AVRL business within our veterinary market segment as discontinued operations. See Note 4 to the Condensed Consolidated Financial Statements in this report for additional information.

Total Revenues – Continuing Operations

Revenues by Product Category. The following table and the discussion that follows, presents revenues from continuing operations by product category and represents our results for the three and six months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
Revenues by Product Category	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Instruments (1)	$11,597	$10,105	$1,492	15%	$20,309	$17,699	$2,610	15%
Percentage of total revenues	21%	20%			19%	19%
Consumables (2)	41,675	38,138	3,537	9%	83,472	72,424	11,048	15%
Percentage of total revenues	74%	76%			77%	77%
Other products (3)	2,703	2,191	512	23%	5,247	4,328	919	21%
Percentage of total revenues	5%	4%			5%	5%
Product sales, net	55,975	50,434	5,541	11%	109,028	94,451	14,577	15%
Percentage of total revenues	100%	100%			100%	100%
Development and licensing revenues	-	37	(37)	(100)%	37	74	(37)	(50)%
Percentage of total revenues	-%	<1%			<1%	<1%
Total revenues	$55,975	$50,471	$5,504	11%	$109,065	$94,525	$14,540	15%

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

Revenues by Geographic Region. The following table and the discussion that follows, presents our revenues from continuing operations by geographic region and represents our results for the three and six months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
Revenues by Geographic Region	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
North America	$45,176	$41,039	$4,137	10%	$87,487	$75,956	$11,531	15%
Percentage of total revenues	81%	81%			80%	80%
Europe	8,262	7,244	1,018	14%	15,985	14,528	1,457	10%
Percentage of total revenues	15%	15%			15%	15%
Asia Pacific and rest of the world	2,537	2,188	349	16%	5,593	4,041	1,552	38%
Percentage of total revenues	4%	4%			5%	5%
Total revenues	$55,975	$50,471	$5,504	11%	$109,065	$94,525	$14,540	15%

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

North America. During the three months ended September 30, 2015, total revenues in North America increased by 10%, or $4.1 million, as compared to the same period in fiscal 2015. The change in total revenues in North America was primarily attributable to the following:

•	Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America increased by 12%, or $0.6 million, primarily attributable to an increase in the unit sales of medical reagent discs to Abbott, resulting from an expanded installed base of Piccolo chemistry analyzers.

•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 3%, or $0.7 million, primarily attributable to an increase in the unit sales of veterinary reagent discs due to an expanded installed base of VetScan chemistry analyzers, partially offset by a decrease in the unit sales of VetScan chemistry analyzers due to higher sales in the second quarter of fiscal 2015 to VCA’s Animal Hospitals resulting from a product supply agreement that we entered into in May 2014.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 36%, or $1.8 million, primarily attributable to (a) an increase in the unit sales of VetScan hematology instruments due to two additional distributors starting in the third quarter of fiscal 2015, Henry Schein Animal Health and Patterson Companies, Inc., and (b) an increase in the unit sales of hematology reagent kits due to an expanded installed base of hematology instruments.

•	Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 17%, or $1.1 million, primarily attributable to (a) sales of two rapid tests, VetScan Feline FeLV/FIV Rapid Test and VetScan Canine Ehrlichia Rapid Test, which we introduced in fiscal 2015, and (b) sales of VetScan rapid tests to two additional distributors starting in the third quarter of fiscal 2015, Henry Schein Animal Health and Patterson Companies, Inc.

Europe. During the three months ended September 30, 2015, total revenues in Europe increased by 14%, or $1.0 million, as compared to the same period in fiscal 2015. The increase was primarily attributable to (a) an increase in revenues from Piccolo chemistry analyzers sold to various distributors, (b) an increase in revenues from veterinary consumables resulting primarily from an expanded installed base of VetScan chemistry analyzers and VetScan hematology instruments, and (c) an increase in other veterinary products sold to customers in the United Kingdom resulting from our acquisition of QCR and Trio Diagnostics in the third quarter of fiscal 2015. These increases were partially offset by a decrease in revenues from veterinary reagent discs due to the impact of a lower exchange rate between the Euro and U.S. dollar during the second quarter of fiscal 2016, as compared to the same period last year.

Asia Pacific and rest of the world. During the three months ended September 30, 2015, total revenues in Asia Pacific and rest of the world increased by 16%, or $0.3 million, as compared to the same period in fiscal 2015, primarily attributable to (a) an increase in the unit sales of Piccolo chemistry analyzers to various distributors and (b) an increase in revenues from veterinary instruments resulting from an increase in the unit sales of VetScan hematology instruments to various distributors.

Significant concentrations. During the three months ended September 30, 2015, three distributors in the United States, MWI, Henry Schein Animal Health and Patterson Companies, Inc. accounted for 20%, 12% and 12%, respectively, of our total worldwide revenues. Starting in the second quarter of fiscal 2016, our revenues from Patterson Companies, Inc. include both Patterson’s veterinary business and Animal Health International, Inc., as a result of Patterson’s recent acquisition.

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014

North America. During the six months ended September 30, 2015, total revenues in North America increased by 15%, or $11.5 million, as compared to the same period in fiscal 2015. The change in total revenues in North America was primarily attributable to the following:

•	Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America increased by 16%, or $1.5 million, primarily attributable to an increase in the unit sales of Piccolo chemistry analyzers and medical reagent discs to Abbott. The increase in the unit sales of medical reagent discs was primarily attributable to an expanded installed base of Piccolo chemistry analyzers.

•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America increased by 5%, or $1.9 million, primarily attributable to an increase in the unit sales of veterinary reagent discs due to an expanded installed base of VetScan chemistry analyzers, partially offset by a decrease in the unit sales of VetScan chemistry analyzers to various distributors in the first quarter of fiscal 2016 and higher sales in the second quarter of fiscal 2015 to VCA’s Animal Hospitals.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 45%, or $3.8 million, primarily attributable to (a) an increase in the unit sales of VetScan hematology instruments due to two additional distributors starting in the third quarter of fiscal 2015, Henry Schein Animal Health and Patterson Companies, Inc., and (b) an increase in the unit sales of hematology reagent kits due to an expanded installed base of hematology instruments.

•	Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 38%, or $4.5 million, primarily attributable to (a) sales of two rapid tests, VetScan Feline FeLV/FIV Rapid Test and VetScan Canine Ehrlichia Rapid Test, which we introduced in fiscal 2015, and (b) sales of VetScan rapid tests to two additional distributors starting in the third quarter of fiscal 2015, Henry Schein Animal Health and Patterson Companies, Inc.

Europe. During the six months ended September 30, 2015, total revenues in Europe increased by 10%, or $1.5 million, as compared to the same period in fiscal 2015. The increase was primarily attributable to (a) an increase in revenues from Piccolo chemistry analyzers sold to various distributors and (b) an increase in other veterinary products sold to customers in the United Kingdom resulting from our acquisition of QCR and Trio Diagnostics in the third quarter of fiscal 2015. These increases were partially offset by a decrease in revenues from veterinary reagent discs due to the impact of a lower exchange rate between the Euro and U.S. dollar during the first half of fiscal 2016, as compared to the same period last year.

Asia Pacific and rest of the world. During the six months ended September 30, 2015, total revenues in Asia Pacific and rest of the world increased by 38%, or $1.6 million, as compared to the same period in fiscal 2015. Revenues from Piccolo chemistry analyzers and medical reagent discs increased by 102%, or $0.6 million, primarily attributable to an increase in the unit sales of Piccolo chemistry analyzers to various distributors. Revenues from veterinary instruments increased by 58%, or $0.6 million, primarily attributable to an increase in the unit sales of VetScan chemistry analyzers and VetScan hematology instruments to various distributors. Revenues from veterinary consumables increased by 13%, or $0.3 million, primarily attributable to an increase in the unit sales of veterinary reagent discs to a distributor.

Significant concentrations. During the six months ended September 30, 2015, three distributors in the United States, MWI Veterinary Supply, Inc., Henry Schein Animal Health and Patterson Companies, Inc. accounted for 20%, 12% and 10%, respectively, of our total worldwide revenues.

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

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

The following table and the discussion that follow, present revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items and represents our results from continuing operations for the three months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,				Change
	2015	Percent of Revenues (1)	2014	Percent of Revenues (1)	Dollar Change	Percent Change
Revenues:
Medical Market	$8,631	100%	$7,616	100%	$1,015	13%
Percentage of total revenues	16%		15%
Veterinary Market	46,599	100%	42,096	100%	4,503	11%
Percentage of total revenues	83%		83%
Other (2)	745		759		(14)	(2)%
Percentage of total revenues	1%		2%
Total revenues	55,975		50,471		5,504	11%
Cost of revenues:
Medical Market	4,568	53%	4,053	53%	515	13%
Veterinary Market	19,414	42%	18,311	43%	1,103	6%
Other (2)	31		31		-	-%
Total cost of revenues	24,013		22,395		1,618	7%
Gross profit:
Medical Market	4,063	47%	3,563	47%	500	14%
Veterinary Market	27,185	58%	23,785	57%	3,400	14%
Other (2)	714		728		(14)	(2)%
Gross profit	$31,962		$28,076		$3,886	14%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended September 30, 2015, total revenues in the medical market increased by 13%, or $1.0 million, as compared to the same period in fiscal 2015. The change in the medical market revenues was primarily attributable to the following:

•	Total revenues from Piccolo chemistry analyzers increased by 14%, or $0.2 million, during the three months ended September 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to an increase in the unit sales of Piccolo chemistry analyzers sold to various distributors in Europe and Asia Pacific and rest of the world.

•	Total revenues from medical reagent discs increased by 12%, or $0.7 million, during the three months ended September 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to an increase in the unit sales of medical reagent discs to Abbott in North America as a result of an expanded installed base of Piccolo chemistry analyzers.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 14%, or $0.5 million, during the three months ended September 30, 2015, as compared to the same period in fiscal 2015. Gross profit percentages for the medical market segment during the three months ended September 30, 2015 and 2014 were 47% and 47%, respectively. In absolute dollars, the increase in gross profit was primarily attributable to an increase in the unit sales of medical reagent discs.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended September 30, 2015, total revenues in the veterinary market increased by 11%, or $4.5 million, as compared to the same period in fiscal 2015. The change in the veterinary market revenues was primarily attributable to the following:

•	Total revenues from veterinary instruments increased by 15%, or $1.2 million, during the three months ended September 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to (a) an increase in the unit sales of VetScan hematology instruments in North America due to two additional distributors starting in the third quarter of fiscal 2015, Henry Schein Animal Health and Patterson Companies, Inc. and (b) an increase in the unit sales of VetScan hematology instruments to various distributors in Asia Pacific and rest of the world. These increases were partially offset by a decrease in the unit sales of VetScan chemistry analyzers due to higher sales in the second quarter of fiscal 2015 to VCA’s Animal Hospitals resulting from a product supply agreement that we entered into in May 2014.

•	Total revenues from consumables in the veterinary market increased by 9%, or $2.9 million, during the three months ended September 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to (a) an increase in the unit sales of veterinary reagent discs and hematology reagent kits in North America and Europe, resulting primarily from an expanded instrument installed base, (b) sales of two rapid tests, VetScan Feline FeLV/FIV Rapid Test and VetScan Canine Ehrlichia Rapid Test, which we introduced in fiscal 2015, and (c) an increase in the unit sales of VetScan rapid tests in North America due to two additional distributors starting in the third quarter of fiscal 2015, Henry Schein Animal Health and Patterson Companies, Inc. These increases were partially offset by a decrease in revenues from veterinary reagent discs due to the impact of a lower exchange rate between the Euro and U.S. dollar during the second quarter of fiscal 2016, as compared to the same period last year.

•	Total revenues from other products in the veterinary market increased by 36%, or $0.4 million, during the three months ended September 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to other veterinary products sold to customers in the United Kingdom resulting from our acquisition of QCR and Trio Diagnostics in the third quarter of fiscal 2015.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 14%, or $3.4 million, during the three months ended September 30, 2015, as compared to the same period in fiscal 2015. Gross profit percentages for the veterinary market segment during the three months ended September 30, 2015 and 2014 were 58% and 57%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to an increase in the unit sales of VetScan hematology instruments and veterinary reagent discs. The increase gross profit percentage was impacted by an increase in the unit sales of veterinary reagent discs, which have a higher margin contribution.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was not significant during the three months ended September 30, 2015, as compared to the same period in fiscal 2015.

Six Months Ended September 30, 2015 Compared to Six Months Ended September 30, 2014

The following table and the discussion that follow, present revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items and represents our results from continuing operations for the six months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Six Months Ended September 30,				Change
	2015	Percent of Revenues (1)	2014	Percent of Revenues (1)	Dollar Change	Percent Change
Revenues:
Medical Market	$17,315	100%	$14,861	100%	$2,454	17%
Percentage of total revenues	16%		16%
Veterinary Market	90,188	100%	78,040	100%	12,148	16%
Percentage of total revenues	83%		83%
Other (2)	1,562		1,624		(62)	(4)%
Percentage of total revenues	1%		2%
Total revenues	109,065		94,525		14,540	15%
Cost of revenues:
Medical Market	9,046	52%	7,897	53%	1,149	15%
Veterinary Market	38,601	43%	34,781	45%	3,820	11%
Other (2)	64		68		(4)	(6)%
Total cost of revenues	47,711		42,746		4,965	12%
Gross profit:
Medical Market	8,269	48%	6,964	47%	1,305	19%
Veterinary Market	51,587	57%	43,259	55%	8,328	19%
Other (2)	1,498		1,556		(58)	(4)%
Gross profit	$61,354		$51,779		$9,575	18%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the six months ended September 30, 2015, total revenues in the medical market increased by 17%, or $2.5 million, as compared to the same period in fiscal 2015. The change in the medical market revenues was primarily attributable to the following:

•	Total revenues from Piccolo chemistry analyzers increased by 36%, or $1.1 million, during the six months ended September 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to an increase in the unit sales of Piccolo chemistry analyzers sold to Abbott in North America and various distributors in Asia Pacific and rest of the world.

•	Total revenues from medical reagent discs increased by 12%, or $1.4 million, during the six months ended September 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to an increase in the unit sales of medical reagent discs to Abbott in North America as a result of an expanded installed base of Piccolo chemistry analyzers.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 19%, or $1.3 million, during the six months ended September 30, 2015, as compared to the same period in fiscal 2015. Gross profit percentages for the medical market segment during the six months ended September 30, 2015 and 2014 were 48% and 47%, respectively. In absolute dollars, the increase in gross profit was primarily attributable to an increase in the unit sales of Piccolo chemistry analyzers and medical reagent discs. The increase in gross profit percentage was impacted by an increase in the unit sales of medical reagent discs, which have a higher margin contribution.

Veterinary Market

Revenues for Veterinary Market Segment

During the six months ended September 30, 2015, total revenues in the veterinary market increased by 16%, or $12.1 million, as compared to the same period in fiscal 2015. The change in the veterinary market revenues was primarily attributable to the following:

•	Total revenues from veterinary instruments increased by 10%, or $1.5 million, during the six months ended September 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to (a) an increase in the unit sales of VetScan hematology instruments in North America due to two additional distributors starting in the third quarter of fiscal 2015, Henry Schein Animal Health and Patterson Companies, Inc., and (b) an increase in the unit sales of VetScan chemistry analyzers and VetScan hematology instruments to various distributors in Asia Pacific and rest of the world. These increases were partially offset by a decrease in the unit sales of VetScan chemistry analyzers to various distributors in the first quarter of fiscal 2016 and higher sales in the second quarter of fiscal 2015 to VCA’s Animal Hospitals.

•	Total revenues from consumables in the veterinary market increased by 16%, or $9.7 million, during the six months ended September 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to (a) an increase in the unit sales of veterinary reagent discs and hematology reagent kits in North America due to an expanded instrument installed base, (b) an increase in the unit sales of veterinary reagent discs to a distributor in Asia Pacific and rest of the world, (c) sales of two rapid tests, VetScan Feline FeLV/FIV Rapid Test and VetScan Canine Ehrlichia Rapid Test, which we introduced in fiscal 2015, and (d) an increase in the unit sales of VetScan rapid tests in North America due to two additional distributors starting in the third quarter of fiscal 2015, Henry Schein Animal Health and Patterson Companies, Inc. These increases were partially offset by a decrease in revenues from veterinary reagent discs due to the impact of a lower exchange rate between the Euro and U.S. dollar during the first half of fiscal 2016, as compared to the same period last year.

•	Total revenues from other products in the veterinary market increased by 48%, or $0.9 million, during the six months ended September 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to other veterinary products sold to customers in the United Kingdom resulting from our acquisition of QCR and Trio Diagnostics in the third quarter of fiscal 2015.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 19%, or $8.3 million, during the six months ended September 30, 2015, as compared to the same period in fiscal 2015. Gross profit percentages for the veterinary market segment during the six months ended September 30, 2015 and 2014 were 57% and 55%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to (a) an increase in the unit sales of VetScan hematology instruments, veterinary reagent discs and VetScan rapid tests and (b) lower manufacturing costs of veterinary reagent discs. The increase in gross profit percentage was impacted by an increase in the unit sales of veterinary reagent discs, which have a higher margin contribution.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was not significant during the six months ended September 30, 2015, as compared to the same period in fiscal 2015.

Three and Six Months Ended September 30, 2015 Compared to Three and Six Months Ended September 30, 2014

Cost of Revenues – Continuing Operations

The following table and the discussion that follows, presents our cost of revenues and represents our results from continuing operations for the three and six months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Cost of revenues	$24,013	$22,395	$1,618	7%	$47,711	$42,746	$4,965	12%
Percentage of total revenues	43%	44%			44%	45%

Cost of revenues includes the cost of materials, direct labor costs, costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

The increase in cost of revenues, in absolute dollars, during the three months ended September 30, 2015, as compared to the same period in fiscal 2015, was primarily attributable to an increase in the unit sales of VetScan hematology instruments, partially offset by lower unit sales of VetScan chemistry analyzers. The decrease in cost of revenues, as a percentage of total revenues, during the three months ended September 30, 2015, as compared to the same period in fiscal 2015, was primarily due to an increase in the unit sales of medical and veterinary reagent discs.

The increase in cost of revenues, in absolute dollars, during the six months ended September 30, 2015, as compared to the same period in fiscal 2015, was primarily attributable to an increase in the unit sales of VetScan hematology instruments, VetScan i-STAT instruments and VetScan rapid tests, partially offset by lower unit sales of VetScan chemistry analyzers. The decrease in cost of revenues, as a percentage of total revenues, during the six months ended September 30, 2015, as compared to the same period in fiscal 2015, was primarily due to an increase in the unit sales of medical and veterinary reagent discs.

Gross Profit – Continuing Operations

The following table and the discussion that follows, presents our gross profit and represents our results from continuing operations for the three and six months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Total gross profit	$31,962	$28,076	$3,886	14%	$61,354	$51,779	$9,575	18%
Total gross margin	57%	56%			56%	55%

Gross profit during the three months ended September 30, 2015 increased by 14%, or $3.9 million, as compared to the same period in fiscal 2015, primarily attributable to an increase in the unit sales of VetScan hematology instruments and medical and veterinary reagent discs. The increase in gross margin was primarily attributable to an increase in the unit sales of medical and veterinary reagent discs, which have a higher margin contribution.

Gross profit during the six months ended September 30, 2015 increased by 18%, or $9.6 million, as compared to the same period in fiscal 2015, primarily attributable to (a) an increase in the unit sales of Piccolo chemistry analyzers, VetScan hematology instruments, medical and veterinary reagent discs and VetScan rapid tests and (b) lower manufacturing costs of veterinary reagent discs. The increase in gross margin was primarily attributable to an increase in the unit sales of medical and veterinary reagent discs, which have a higher margin contribution.

Research and Development – Continuing Operations

The following table and the discussion that follows, presents our research and development expenses and represents our results from continuing operations for the three and six months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Research and development expenses	$4,689	$4,232	$457	11%	$9,412	$8,179	$1,233	15%
Percentage of total revenues	8%	8%			9%	9%

Research and development expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), consulting expenses and materials and related expenses associated with the development of new tests and test methods, clinical trials, product improvements and optimization and enhancement of existing products and expenses related to regulatory and quality assurance. Research and development expenses are primarily based on the project activities planned and the level of spending depends on budgeted expenditures. Research and development expenses for the periods presented above are related primarily to new product development and enhancement of existing products in both the medical and veterinary markets, including the development of electronic connectivity technology and additional projects related to high sensitivity immunoassay.

Research and development expenses increased during the three and six months ended September 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to expenses related to new product development and enhancement of existing products in both the medical and veterinary markets. Share-based compensation expense included in research and development expenses during the three months ended September 30, 2015 and 2014 was $0.5 million and $0.4 million, respectively, and during the six months ended September 30, 2015 and 2014 was $1.1 million and $0.8 million, respectively.

We anticipate the dollar amount of research and development expenses to increase in fiscal 2016 from fiscal 2015 but remain consistent as a percentage of total revenues, as we complete new products and enhance existing products for both the medical and veterinary markets.

Sales and Marketing – Continuing Operations

The following table and the discussion that follows, presents our sales and marketing expenses and represents our results from continuing operations for the three and six months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Sales and marketing expenses	$10,785	$10,619	$166	2%	$21,371	$19,451	$1,920	10%
Percentage of total revenues	19%	21%			20%	21%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

The change in sales and marketing expenses during the three months ended September 30, 2015, as compared to the same period in fiscal 2015 was insignificant. Share-based compensation expense included in sales and marketing expenses during the three months ended September 30, 2015 and 2014 was $0.8 million and $0.6 million, respectively.

Sales and marketing expenses increased during the six months ended September 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to increased costs related to headcount and promotional and marketing spending and an increase in spending due to our acquisition of QCR and Trio Diagnostics in the third quarter of fiscal 2015. Share-based compensation expense included in sales and marketing expenses during the six months ended September 30, 2015 and 2014 was $1.8 million and $1.3 million, respectively.

General and Administrative – Continuing Operations

The following table and the discussion that follows, presents our general and administrative expenses and represents our results from continuing operations for the three and six months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,				Six Months Ended September 30,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
General and administrative expenses	$4,319	$3,797	$522	14%	$7,777	$6,705	$1,072	16%
Percentage of total revenues	8%	8%			7%	7%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

General and administrative expenses increased during the three months ended September 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to higher personnel-related costs, related to an increase in share-based compensation expense. Share-based compensation expense included in general and administrative expenses during the three months ended September 30, 2015 and 2014 was $1.4 million and $1.0 million, respectively.

General and administrative expenses increased during the six months ended September 30, 2015, as compared to the same period in fiscal 2015, primarily attributable to higher personnel-related costs, related to headcount and an increase in share-based compensation expense, including adjustments during the first quarter of fiscal 2016 since forfeiture estimates were adjusted to reflect actual forfeiture when awards vest. Share-based compensation expense included in general and administrative expenses during the six months ended September 30, 2015 and 2014 was $2.0 million and $1.4 million, respectively.

Interest and Other Income (Expense), Net – Continuing Operations

The following table and the discussion that follows, presents our interest and other income (expense), net and represents our results from continuing operations for the three and six months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,			Six Months Ended September 30,
	2015	2014	Dollar Change	2015	2014	Dollar Change
Interest and other income (expense), net	$126	$(445)	$571	$485	$(398)	$883

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of an unconsolidated affiliate.

Interest and other income (expense), net increased during the three and six months ended September 30, 2015 as compared to the same periods in fiscal 2015, primarily attributable to foreign currency exchange rate fluctuations.

Income Tax Provision – Continuing Operations

The following table and the discussion that follows, presents our income tax provision and represents our results from continuing operations for the three and six months ended September 30, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Income tax provision	$4,472	$3,271	$8,461	$6,260
Effective tax rate	36%	36%	36%	37%

During the three months ended September 30, 2015 and 2014, our income tax provision was $4.5 million, based on an effective tax rate of 36%, and $3.3 million, based on an effective tax rate of 36%, respectively. The dollar increase in the income tax provision during the second quarter of fiscal 2016, as compared to the same period last year, was primarily attributable to higher pre-tax income. The effective tax rate during the three months ended September 30, 2015, as compared to the same period last year, was impacted by an increase in federal tax benefit for qualified production activities, partially offset by an increase in state income taxes resulting from an increase in pre-tax income.

During the six months ended September 30, 2015 and 2014, our income tax provision was $8.5 million, based on an effective tax rate of 36%, and $6.3 million, based on an effective tax rate of 37%, respectively. The dollar increase in the income tax provision during the six months ended September 30, 2015, as compared to the same period last year, was primarily attributable to higher pre-tax income. The effective tax rate during the six months ended September 30, 2015, as compared to the same period last year, was impacted by an increase in federal tax benefit for qualified production activities, partially offset by an increase in state income taxes resulting from an increase in pre-tax income.

We did not have any unrecognized tax benefits as of September 30, 2015 and March 31, 2015. During the three and six months ended September 30, 2015 and 2014, we did not recognize any interest or penalties related to unrecognized tax benefits.

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

Liquidity and Capital Resources – Continuing and Discontinued Operations

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at September 30, 2015 and March 31, 2015 (in thousands, except percentages):

	September 30, 2015	March 31, 2015
Cash and cash equivalents	$83,633	$107,015
Short-term investments	49,508	26,109
Long-term investments	22,088	24,181
Total cash, cash equivalents and investments	$155,229	$157,305
Percentage of total assets	58%	58%

As of September 30, 2015, we had net working capital of $181.6 million compared to $168.6 million as of March 31, 2015.

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities during the six months ended September 30, 2015 and 2014 were as follows (in thousands):

	Six Months Ended September 30,
	2015	2014
Net cash provided by operating activities	$9,276	$16,365
Net cash provided by (used in) investing activities	(24,486)	1,673
Net cash used in financing activities	(8,388)	(6,459)
Effect of exchange rate changes on cash and cash equivalents	216	(574)
Net increase (decrease) in cash and cash equivalents	$(23,382)	$11,005

Cash and cash equivalents as of September 30, 2015 were $83.6 million compared to $107.0 million at March 31, 2015. The decrease in cash and cash equivalents during the six months ended September 30, 2015 was primarily due to purchases of investments of $36.3 million, payments made for tax withholdings related to net share settlements of restricted stock units of $4.9 million and payment of cash dividends totaling $5.0 million. The decrease was partially offset by net cash provided by operating activities of $9.3 million and proceeds from maturities and redemptions of investments of $14.5 million.

Cash Flows from Operating Activities

During the six months ended September 30, 2015, we generated $9.3 million in cash from operating activities, compared to $16.4 million during the six months ended September 30, 2014. The cash provided by operating activities during the six months ended September 30, 2015 was the result of net income of $14.8 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $3.3 million and share-based compensation expense of $5.8 million, partially offset by a decrease of $1.4 million related to excess tax benefits from share-based awards and the following changes in assets and liabilities.

•	Receivables, net increased by $1.4 million, from $29.0 million as of March 31, 2015 to $30.4 million as of September 30, 2015, primarily attributable to higher sales during the second quarter of fiscal 2016.

•	Inventories decreased by $1.7 million from $36.2 million as of March 31, 2015 to $34.5 million as of September 30, 2015, primarily due to sales during the second quarter of fiscal 2016.

•	Prepaid expenses and other current assets increased by $2.8 million, from $2.9 million as of March 31, 2015 to $5.7 million as of September 30, 2015, primarily attributable to the timing of estimated income taxes.

•	Current assets of discontinued operations decreased by $2.0 million from $2.1 million as of March, 2015 to $0.1 million as of September 30, 2015, primarily attributable to collection of receivables related to our AVRL business.

•	Accounts payable increased by $0.4 million, from $7.3 million as of March 31, 2015 to $7.7 million as of September 30, 2015, primarily due to the timing and payment of services and inventory purchases.

•	Accrued payroll and related expenses decreased by $1.8 million, from $11.1 million as of March 31, 2015 to $9.3 million as of September 30, 2015, primarily attributable to higher accrued bonus at March 31, 2015.

•	Accrued taxes decreased by $4.5 million, from $4.8 million as of March 31, 2015 to $0.4 million as of September 30, 2015, primarily due to the timing of estimated income tax payments.

•	Current liabilities of discontinued operations decreased by $5.3 million from $5.5 million as of March 31, 2015 to $0.2 million as of September 30, 2015, primarily due to payments related to our cost obligations for employee-related costs, including severance, contract termination and other associated costs in connection with the sale of our AVRL business.

•	Other accrued liabilities, current, decreased by $1.4 million, from $9.8 million as of March 31, 2015 to $8.4 million as of September 30, 2015, primarily attributable to a decrease in accrued liabilities for sales incentive programs which are based on the types of incentives offered and an estimate of the incentives earned.

•	As of September 30, 2015 and March 31, 2015, the current portion of deferred revenue was $1.5 million and $1.3 million, respectively, and the non-current portion of deferred revenue was $2.8 million and $3.2 million, respectively. Net current and non-current deferred revenue decreased by $0.3 million from March 31, 2015 to September 30, 2015, primarily attributable to deferred revenue recognized ratably over the life of extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments.

•	As of September 30, 2015 and March 31, 2015, the current portion of warranty reserve was $1.2 million and $1.4 million, respectively, and the non-current portion of warranty reserve was $1.6 million and $1.7 million, respectively. Net current and non‑current warranty reserve decreased by $0.3 million. The decrease in current and non-current warranty reserve from March 31, 2015 to September 30, 2015 was primarily due to an adjustment to pre-existing warranties of $0.2 million based on our historical experience and our projected performance rate of instruments. Warranty reserve is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs of reagent discs. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the six months ended September 30, 2015 totaled $24.5 million, compared to net cash provided of $1.7 million during the six months ended September 30, 2014. Cash used in investing activities during the six months ended September 30, 2015 was primarily due to purchases of investments in commercial paper and corporate bonds totaling $36.3 million during the six months ended September 30, 2015 and capital expenditures of $2.6 million, partially offset by proceeds from maturities and redemptions of investments in certificates of deposit, commercial paper, corporate bonds and municipal bonds of $14.5 million. The purchases of capital equipment primarily relate to increasing our manufacturing capacity and support our growth in our veterinary business in North America. We expect to continue to make significant capital expenditures as necessary in the normal course of our business.

Cash Flows from Financing Activities

Net cash used in financing activities during the six months ended September 30, 2015 totaled $8.4 million, compared to net cash used of $6.5 million during the six months ended September 30, 2014. Cash used in financing activities during the six months ended September 30, 2015 was primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $4.9 million and cash dividend payments of $5.0 million, offset in part by net cash provided by financing activities from excess tax benefits from share-based awards of $1.4 million. During the six months ended September 30, 2015, we did not purchase any shares pursuant to our share repurchase program described below.

Dividend Payments

During the three months ended September 30, 2015 and 2014, our total quarterly dividend payout was $2.5 million and $2.3 million, respectively. During the six months ended September 30, 2015 and 2014, our total quarterly dividend payout was $5.0 million and $4.5 million, respectively.

In October 2015, our Board of Directors declared a cash dividend of $0.11 per share on our outstanding common stock to be paid on December 17, 2015 to all shareholders of record as of the close of business on December 3, 2015. Future declarations of quarterly dividends, if any, and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Share Repurchase Program

Between August 2011 and January 2012, our Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock. In July 2013, our Board of Directors approved a $12.3 million increase to our existing share repurchase program to a total of $67.3 million. As of September 30, 2015, $37.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through September 30, 2015, we have repurchased 1.3 million shares of our common stock at a total cost of $30.3 million, including commission expense. During the three and six months ended September 30, 2015 and 2014, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

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

Contractual Obligations

Purchase Commitments

We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $3.1 million as of September 30, 2015. These purchase order commitments primarily include our purchase obligations to purchase VSpro specialty analyzers and related cartridges from SMB of Denmark through calendar year 2016.

Notes Payable

We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of September 30, 2015, our short-term and long-term notes payable balances were $0.1 million and $0.4 million, respectively, and we recorded the short-term balance in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon the event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of September 30, 2015.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933. In addition, we identified no variable interests in any variable interest entities.

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

Interest Rate Risk

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. As of September 30, 2015, our short-term and long-term investments totaled $49.5 million and $22.1 million, respectively, consisting of investments in certificates of deposit, commercial paper, corporate bonds and municipal bonds. For our securities classified as available-for-sale, we record these investments at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive loss, net of any tax effects, in shareholders’ equity. The fair value of our investment portfolio is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at September 30, 2015, as the assets consisted of highly liquid securities.

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments. As of September 30, 2015, we had $67.3 million in investments classified as held-to-maturity and carried at amortized cost. We have the ability to hold the investments classified as held-to-maturity in our investment portfolio as of September 30, 2015 until maturity and therefore, we believe we have no material exposure to interest rate risk. As of September 30, 2015, our investments classified as available-for-sale totaled $4.3 million, consisting primarily of fixed income securities and thus changes in interest rates would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during the three months ended September 30, 2015.

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

Investment in a Privately Held Company

In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash. SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. The investment is recorded in “Investment in unconsolidated affiliate” in our condensed consolidated balance sheets and we use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. As of September 30, 2015, the total carrying amount of our investment in SMB was $2.7 million. The investment is inherently risky and we could lose our entire investment in this company. To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

Other than the foregoing, there have been no material changes in our market risk during the three months ended September 30, 2015 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of September 30, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act.

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

As of September 30, 2015, 78 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 41 patents have been issued and 13 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended September 30, 2015, the closing sale prices of our common stock on the NASDAQ Global Select Market ranged from $42.75 to $56.75 per share and the closing sale price on September 30, 2015, was $43.99 per share. During the last eight fiscal quarters ended September 30, 2015, our stock price closed at a high of $66.54 per share on March 30, 2015 and a low of $32.40 per share on October 23, 2013. Many factors may affect the market price of our common stock, including:

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

ABAXIS, INC.
(Registrant)

Date: November 9, 2015	BY:	/s/ Clinton H. Severson
Clinton H. Severson
Chief Executive Officer and Director
(Principal Executive Officer)

Date: November 9, 2015	BY:	/s/ Ross Taylor
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