Form 10-Q
period 2015-12-31
ABAXIS INC
filed 2016-02-09
CIK 881890

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2015

or

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

Yes ☐      No ☒

As of February 8, 2016, there were 22,642,000 shares of the registrant’s common stock outstanding.

ABAXIS, INC.
Form 10-Q

For the Quarter Ended December 31, 2015

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (Unaudited)

ABAXIS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

ASSETS	December 31, 2015	March 31, 2015
Current assets:
Cash and cash equivalents	$82,402	$107,015
Short-term investments	50,808	26,109
Receivables (net of allowances of $238 at December 31, 2015 and $247 at March 31, 2015)	33,450	29,015
Inventories	35,178	36,179
Prepaid expenses and other current assets	7,441	2,893
Net deferred tax assets, current	6,439	6,575
Current assets of discontinued operations	49	2,075
Total current assets	215,767	209,861
Long-term investments	22,147	24,181
Investment in unconsolidated affiliate	2,739	2,683
Property and equipment, net	27,514	27,316
Intangible assets, net	1,363	1,491
Net deferred tax assets, non-current	3,180	3,413
Non-current assets of discontinued operations	-	12
Other assets	604	107
Total assets	$273,314	$269,064

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,882	$7,277
Accrued payroll and related expenses	7,241	11,094
Accrued taxes	269	4,829
Current liabilities of discontinued operations	180	5,536
Other accrued liabilities	8,953	9,804
Deferred revenue	1,537	1,322
Warranty reserve	1,272	1,423
Total current liabilities	27,334	41,285
Non-current liabilities:
Deferred revenue	2,516	3,219
Warranty reserve	1,822	1,733
Net deferred tax liabilities	310	310
Notes payable, less current portion	404	480
Other non-current liabilities	769	1,843
Total non-current liabilities	5,821	7,585
Total liabilities	33,155	48,870
Commitments and contingencies (Note 12)
Shareholders' equity:
Preferred stock, no par value: 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, no par value: 35,000,000 shares authorized; 22,731,000 and 22,539,000 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	137,258	132,559
Retained earnings	102,918	87,643
Accumulated other comprehensive loss	(17)	(8)
Total shareholders' equity	240,159	220,194
Total liabilities and shareholders' equity	$273,314	$269,064

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Revenues	$52,876	$56,051	$161,941	$150,576
Cost of revenues	23,274	27,268	70,985	70,014
Gross profit	29,602	28,783	90,956	80,562
Operating expenses:
Research and development	4,428	3,585	13,840	11,764
Sales and marketing	10,395	10,742	31,766	30,193
General and administrative	3,524	4,770	11,301	11,475
Total operating expenses	18,347	19,097	56,907	53,432
Income from operations	11,255	9,686	34,049	27,130
Interest and other income (expense), net	231	(197)	716	(595)
Income from continuing operations before income tax provision	11,486	9,489	34,765	26,535
Income tax provision	3,532	3,274	11,993	9,534
Income from continuing operations	7,954	6,215	22,772	17,001
Discontinued operations (Note 4)
Income (loss) from discontinued operations, net of tax	4	(330)	(3)	(1,001)
Net income	$7,958	$5,885	$22,769	$16,000

Net income (loss) per share:
Basic
Continuing operations	$0.35	$0.27	$1.00	$0.75
Discontinued operations	-	(0.01)	-	(0.04)
Basic net income per share	$0.35	$0.26	$1.00	$0.71

Diluted
Continuing operations	$0.35	$0.27	$1.00	$0.75
Discontinued operations	-	(0.01)	-	(0.05)
Diluted net income per share	$0.35	$0.26	$1.00	$0.70

Shares used in the calculation of net income per share:
Weighted average common shares outstanding - basic	22,725,000	22,533,000	22,684,000	22,483,000
Weighted average common shares outstanding - diluted	22,889,000	22,756,000	22,884,000	22,717,000

Cash dividends declared per share	$0.11	$0.10	$0.33	$0.30

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net income	$7,958	$5,885	$22,769	$16,000
Other comprehensive income (loss):
Net change in unrealized gain (loss) on investments	(16)	(8)	(15)	(28)
Tax provision (benefit) on other comprehensive income (loss)	(6)	(4)	(6)	(11)
Other comprehensive income (loss), net of tax	(10)	(4)	(9)	(17)
Comprehensive income	$7,948	$5,881	$22,760	$15,983

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABAXIS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended December 31,
	2015	2014
Cash flows from operating activities:
Net income	$22,769	$16,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,192	6,387
Investment premium amortization, net	898	478
Net (gain) loss on disposals of property and equipment	32	(16)
Impairment loss of intangible assets	13	-
Foreign exchange (gain) loss	(134)	938
Share-based compensation expense	8,236	7,220
Excess tax benefits from share-based awards	(1,628)	(952)
Deferred income taxes	(263)	(3,071)
Equity in net income of unconsolidated affiliate	(56)	(74)
Changes in assets and liabilities:
Receivables, net	(2,400)	(1,537)
Inventories	159	(6,660)
Prepaid expenses and other current assets	(2,369)	(1,378)
Other assets	(485)	(76)
Accounts payable	155	920
Accrued payroll and related expenses	(4,189)	3,393
Accrued taxes	(4,539)	24
Other liabilities	(5,372)	5,760
Deferred revenue	(488)	(559)
Warranty reserve	(62)	1,039
Net cash provided by operating activities	15,469	27,836
Cash flows from investing activities:
Purchases of available-for-sale investments	(1,726)	-
Purchases of held-to-maturity investments	(41,064)	(23,478)
Proceeds from maturities and redemptions of available-for-sale investments	-	6,498
Proceeds from maturities and redemptions of held-to-maturity investments	19,212	20,725
Purchases of property and equipment	(4,405)	(4,964)
Proceeds from disposals of property and equipment	-	25
Acquisitions, net of cash acquired	(1,131)	(721)
Net cash used in investing activities	(29,114)	(1,915)
Cash flows from financing activities:
Proceeds from the exercise of stock options	-	24
Tax withholdings related to net share settlements of restricted stock units	(5,237)	(3,013)
Excess tax benefits from share-based awards	1,628	952
Proceeds from the exercise of warrants	12	72
Dividends paid	(7,494)	(6,752)
Net cash used in financing activities	(11,091)	(8,717)
Effect of exchange rate changes on cash and cash equivalents	123	(1,023)
Net increase (decrease) in cash and cash equivalents	(24,613)	16,181
Cash and cash equivalents at beginning of period	107,015	73,589
Cash and cash equivalents at end of period	$82,402	$89,770
Supplemental disclosure of cash flow information:
Cash paid for income taxes, net of refunds	$17,623	$11,136
Supplemental disclosure of non-cash flow information:
Change in unrealized gain (loss) on investments, net of tax	$(9)	$(17)
Transfers of equipment between inventory and property and equipment, net	$902	$1,552
Net change in capitalized share-based compensation	$60	$(30)
Common stock withheld for employee taxes in connection with share-based compensation	$5,237	$3,013
Repayment of notes payable by credits from municipal agency	$76	$76
Settlement of preexisting business relationship in connection with acquisition	$-	$931
Installment payment obligation related to acquisition	$-	$2,336

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

Basis of Presentation

We have prepared the unaudited condensed consolidated financial statements included herein pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim periods. The unaudited condensed consolidated financial statements included herein reflect all normal recurring adjustments, which are, in the opinion of our management, necessary to state fairly the results of operations and financial position for the periods presented. The results for the three and nine month periods ended December 31, 2015 are not necessarily indicative of the results to be expected for the entire fiscal year ending March 31, 2016 or for any interim or future period.

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

Revenue from Contracts with Customers: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” (Topic 606) (“ASU 2014-09”), which supersedes the revenue recognition requirements in Accounting Standards Codification 605, “Revenue Recognition.” ASU 2014-09 is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. It also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On July 9, 2015, the FASB decided to delay the effective date of the new standard by one year. ASU 2014-09 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are evaluating the impact of adopting this pronouncement.

Simplifying the Measurement of Inventory: In July 2015, the FASB issued ASU No. 2015-11, “Simplifying the Measurement of Inventory,” (Topic 330) (“ASU 2015-11”), which amends the guidelines for the measurement of inventory. Under the amendments, an entity should measure inventory valued using a first-in, first-out or average cost method at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU 2015-11 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are evaluating the impact of adopting this pronouncement.

Balance Sheet Classification of Deferred Taxes: In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” (Topic 740) (“ASU 2015-17”), which amends the accounting guidance related to balance sheet classification of deferred taxes. The amendment requires that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position, thereby simplifying the current guidance that requires an entity to separate deferred tax assets and liabilities into current and noncurrent amounts. ASU 2015-17 will be effective beginning in the first quarter of fiscal year 2018. Early adoption is permitted. The amendment can be adopted either prospectively or retrospectively. We are evaluating the impact of adopting this pronouncement.

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

During the third quarter of fiscal 2016, we paid the first installment obligation of GBP 750,000, or $1.1 million, based on the GBP to U.S. dollar exchange rate. The second installment of GBP 750,000 will be placed in escrow as security for post-closing indemnification obligations of certain of the sellers. Based on the GBP to U.S. dollar exchange rate, as of December 31, 2015, $1.1 million was payable pursuant to these obligations. Any amounts remaining in escrow after three years following the closing date will be released to these sellers in calendar year 2017, net of any outstanding indemnification claims. The Share Purchase Agreements contain certain customary representations and warranties. Additionally, in connection with the acquisition, we recorded a settlement of the preexisting business relationship related to accounts receivable due from QCR and Trio that existed on the acquisition date. The book value of the accounts receivable approximates their fair value due to their short-term nature and no gain or loss was recorded.

The following table summarizes the acquisition date fair value of net tangible assets acquired and liabilities assumed from QCR and Trio (in thousands):

Fair Value
Net tangible assets acquired	$5,248
Intangible assets:
Customer relationships	1,535
Tradename	16
Deferred tax liabilities	(336)
Total	$6,463

We evaluated certain assets and liabilities related to the QCR and Trio acquisition during the measurement period, a period not to exceed 12 months from the acquisition date. Changes to amounts recorded as assets or liabilities and corresponding adjustments to the purchase price allocation were insignificant.

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

The results from discontinued operations were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Discontinued operations:	2015	2014	2015	2014
Revenues	$167	$3,451	$586	$10,346
Cost of revenues	166	3,067	811	9,437
Gross profit (loss)	1	384	(225)	909
Sales and marketing expense	-	914	(91)	2,517
Other income (expense), net	3	-	127	-
Income (loss) before income tax benefit	4	(530)	(7)	(1,608)
Income tax benefit (expense)	-	(200)	(4)	(607)
Net income (loss) of discontinued operations	$4	$(330)	$(3)	$(1,001)

The current and non-current assets and liabilities of discontinued operations were as follows (in thousands):

	December 31, 2015	March 31, 2015
Receivables, net	$37	$2,075
Prepaid expenses and other current assets	12	-
Total current assets of discontinued operations	$49	$2,075

Other assets	$-	$12
Total non-current assets of discontinued operations	$-	$12

Accounts payable	$-	$449
Other current liabilities	180	5,087
Total current liabilities of discontinued operations	$180	$5,536

NOTE 5.	INVESTMENTS

Our investments are classified as either available-for-sale or held-to-maturity. The following table summarizes available-for-sale and held-to-maturity investments as of December 31, 2015 and March 31, 2015 (in thousands):

	Available-for-Sale Investments
December 31, 2015	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$6,044	$-	$(29)	$6,015
Total available-for-sale investments	$6,044	$-	$(29)	$6,015

	Held-to-Maturity Investments
December 31, 2015	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$2,986	$1	$(1)	$2,986
Commercial paper	9,994	-	(1)	9,993
Corporate bonds	51,950	1	(213)	51,738
Municipal bonds	2,010	1	-	2,011
Total held-to-maturity investments	$66,940	$3	$(215)	$66,728

	Available-for-Sale Investments
March 31, 2015	Amortized Cost	Gross Unrealized Gain	Gross Unrealized (Loss)	Fair Value
Corporate bonds	$4,346	$-	$(14)	$4,332
Total available-for-sale investments	$4,346	$-	$(14)	$4,332

	Held-to-Maturity Investments
March 31, 2015	Amortized Cost	Gross Unrecognized Gain	Gross Unrecognized (Loss)	Fair Value
Certificates of deposit	$6,717	$4	$(1)	$6,720
Commercial paper	13,484	1	-	13,485
Corporate bonds	22,773	21	(71)	22,723
Municipal bonds	2,984	21	(1)	3,004
Total held-to-maturity investments	$45,958	$47	$(73)	$45,932

The amortized cost of our held-to-maturity investments approximates their fair value. As of December 31, 2015 and March 31, 2015, we did not have other-than-temporary impairment in the fair value of any individual security classified as held-to-maturity or available-for-sale. As of December 31, 2015 and March 31, 2015, we had unrealized losses on available-for-sale investments, net of related income taxes, of $17,000 and $8,000, respectively. During the three months ended December 31, 2015 and 2014, we did not have any redemption of investments in accordance with callable provisions. During the nine months ended December 31, 2015 and 2014, redemptions of investments in accordance with callable provisions were $0 and $1.3 million, respectively.

The following table summarizes the amortized cost and fair value of our investments, classified by stated maturity as of December 31, 2015 and March 31, 2015 (in thousands):

	December 31, 2015		December 31, 2015
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$3,317	$3,305	$47,503	$47,439
Due in 1 to 4 years	2,727	2,710	19,437	19,289
Total investments	$6,044	$6,015	$66,940	$66,728

	March 31, 2015		March 31, 2015
	Available-for-Sale Investments		Held-to-Maturity Investments
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in less than one year	$-	$-	$26,109	$26,151
Due in 1 to 4 years	4,346	4,332	19,849	19,781
Total investments	$4,346	$4,332	$45,958	$45,932

NOTE 6.	FAIR VALUE MEASUREMENTS

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

The following table summarizes financial assets, measured at fair value on a recurring basis, by level of input within the fair value hierarchy as of December 31, 2015 and March 31, 2015 (in thousands):

	As of December 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$147	$-	$-	$147
Available-for-sale investments:
Corporate bonds	-	6,015	-	6,015
Total assets at fair value	$147	$6,015	$-	$6,162

	As of March 31, 2015
	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents	$3,053	$-	$-	$3,053
Available-for-sale investments:
Corporate bonds	-	4,332	-	4,332
Total assets at fair value	$3,053	$4,332	$-	$7,385

As of December 31, 2015 and March 31, 2015, our Level 1 financial assets consisted of money market mutual funds. Our cash equivalents are highly liquid instruments with original or remaining maturities of three months or less at the time of purchase that are readily convertible into cash. The fair value of our Level 1 financial assets is based on quoted market prices of the underlying security.

As of December 31, 2015 and March 31, 2015, our Level 2 financial assets consisted primarily of corporate bonds. For our Level 2 financial assets, we review trading activity and pricing for these investments as of the measurement date. When sufficient quoted pricing for identical securities is not available, we use market pricing and other observable market inputs for similar securities obtained from third party data providers. These inputs represent quoted prices for similar assets in active markets or these inputs have been derived from observable market data.

As of December 31, 2015 and March 31, 2015, we did not have any Level 1 and Level 2 financial liabilities or Level 3 financial assets or liabilities measured at fair value on a recurring basis. We did not have any transfers between Level 1 and Level 2 or transfers in or out of Level 3 during the three and nine months ended December 31, 2015 and 2014.

NOTE 7.	INVENTORIES

Inventories include material, labor and manufacturing overhead, and are stated at the lower of cost (first-in, first-out method) or market. Components of inventories were as follows (in thousands):

	December 31, 2015	March 31, 2015
Raw materials	$16,377	$16,436
Work-in-process	4,472	3,984
Finished goods	14,329	15,759
Inventories	$35,178	$36,179

NOTE 8.	INVESTMENT IN UNCONSOLIDATED AFFILIATE

Our investment in an unconsolidated affiliate consists of an investment in equity securities of Scandinavian Micro Biodevices APS (“SMB”). In February 2011, we purchased a 15% equity ownership interest in SMB for $2.8 million in cash. SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. We accounted for our investment in SMB using the equity method due to our significant influence over SMB’s operations. Our allocated portions of SMB’s net income during the three months ended December 31, 2015 and 2014 were $25,000 and $106,000, respectively, and during the nine months ended December 31, 2015 and 2014 were $56,000 and $74,000, respectively. Our proportionate share of SMB’s net income or loss is recorded in “Interest and other income (expense), net” on the condensed consolidated statements of income.

NOTE 9.	WARRANTY RESERVES

We provide for the estimated future costs to be incurred under our standard warranty obligation on our instruments and reagent discs.

Instruments. Our standard warranty obligation on instruments ranges from one to five years, depending on the specific product. The estimated contractual warranty obligation is recorded when the related revenue is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. Cost of revenues reflects estimated warranty expense for instruments sold in the current period and any adjustments in estimated warranty expense for the installed base under our standard warranty obligation based on our quarterly evaluation of service experience. The estimated accrual for warranty exposure is based on historical experience as to product failures, estimated product failure rates, estimated repair costs, material usage and freight incurred in repairing the instrument after failure and known design changes under the warranty plan. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated. During the nine months ended December 31, 2015, we recorded an adjustment to pre-existing warranties of $0.2 million, which reduced our warranty reserves and our cost of revenues, based on our historical experience and our projected performance rate of instruments.

Reagent Discs. We record a provision for defective reagent discs when the related sale is recognized and any additional amount is recorded when such cost is probable and can be reasonably estimated. The warranty cost includes the replacement costs and freight of a defective reagent disc. The balance of accrued warranty reserve related to replacement of defective reagent discs as of December 31, 2015 and March 31, 2015 was $0.5 million and $0.5 million, respectively, which was classified as a current liability on the condensed consolidated balance sheets.

We evaluate our estimates for warranty reserves on an ongoing basis and believe we have the ability to reasonably estimate warranty costs. However, unforeseeable changes in factors may impact the estimate for warranty and such changes could cause a material change in our warranty reserve accrual in the period in which the change was identified.

The change in our accrued warranty reserve during the three and nine months ended December 31, 2015 and 2014 is summarized as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Balance at beginning of period	$2,824	$2,185	$3,156	$1,868
Provision for warranty expense	619	1,028	1,150	2,076
Warranty costs incurred	(349)	(306)	(989)	(1,037)
Adjustment to pre-existing warranties	-	-	(223)	-
Balance at end of period	3,094	2,907	3,094	2,907
Non-current portion of warranty reserve	1,822	1,497	1,822	1,497
Current portion of warranty reserve	$1,272	$1,410	$1,272	$1,410

NOTE 10.	BORROWINGS

Notes Payable. We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of December 31, 2015, our short-term and long-term notes payable balances were $0.1 million and $0.4 million, respectively, and we recorded the short-term balance in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon an event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of December 31, 2015.

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

NOTE 11.	OTHER CURRENT ACCRUED LIABILITIES

Other current accrued liabilities consist of the following (in thousands):

	December 31, 2015	March 31, 2015
Accrued liabilities for customer sales incentive programs	$4,483	$5,507
Installment payment obligation accrued related to acquisition	1,105	1,111
Other current accrued liabilities	3,365	3,186
Total other current accrued liabilities	$8,953	$9,804

As of December 31, 2015, accrued liabilities for customer sales incentive programs consisted primarily of (i) a liability to distributors for cash rebates upon meeting certain requirements during a qualifying period and (ii) a liability to resellers for incentives that we estimate at the time of initial sale and adjust as earned by end-users during a specified promotional period.

As of December 31, 2015, we recorded $1.1 million (or GBP 750,000), based on the GBP to U.S. dollar exchange rate on such date, in other current accrued liabilities in the condensed consolidated balance sheets, related to an installment payment obligation to acquire QCR and Trio in November 2014. Since the exchange rate can fluctuate in the future, the installment payment obligation related to acquisition in absolute dollars will change accordingly. See Note 3, “Acquisitions” for additional information on our acquisition of QCR and Trio.

Other current accrued liabilities included notes payable and various expenses that we accrued for transaction taxes, royalties and professional costs.

NOTE 12.	COMMITMENTS AND CONTINGENCIES

Commitments

Purchase Commitments. We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $13.1 million as of December 31, 2015. These purchase order commitments primarily include our purchase obligations to purchase from SMB of Denmark through calendar year 2016 and Diatron of Hungary through fiscal 2018.

Facilities Lease. In December 2015, we entered into a Fifth Amendment to Lease Agreement with Whipple Road Holdings, LLC, SFP Crossroads, LLC and Woodstock Bowers, LLC (collectively, the “Landlord”) amending that certain Lease Agreement, dated as of June 21, 2000, by and between us and the Landlord’s predecessor-in-interest (as amended, the “Lease”), for the leasing of certain premises consisting of approximately 126,363 rentable square feet located at 3200 and 3240 Whipple Road, Union City, California (the “Original Premises”). Pursuant to the Fifth Amendment, the term of the Lease was extended until March 31, 2026 (the “Term”), with two options for us to extend the term for an additional five years each. The Landlord also agreed to lease to us certain expansion premises consisting of approximately 32,015 rentable square feet located at 3280 Whipple Road, Union City, California (the “Expansion Premises”), commencing on the later of April 1, 2016 and the date certain Landlord improvements are substantially complete (the “Expansion Premises Commencement Date”). From and after the Expansion Premises Commencement Date, the Company’s share of operating expenses, tax expenses and common area utility costs of the building located at the Expansion Premises shall be 42.01%. The Fifth Amendment also provides us with a right of first offer exercisable commencing on the Expansion Premises Commencement Date and ending on September 30, 2020 to lease up to an aggregate of approximately 44,199 square feet of additional space adjacent to the Expansion Premises. As of December 31, 2015, the remaining total base rent due under the Lease, as modified by the Fifth Amendment, through the end of the Term was approximately $17.5 million for the Original Premises and approximately $4.4 million for the Expansion Premises, assuming an April 1, 2016 Expansion Premises Commencement Date.

Patent Licensing Agreement. From January 2009 to February 2015, under our license agreement with Alere, we licensed co-exclusively certain worldwide patent rights related to lateral flow immunoassay technology in the field of animal health diagnostics in the professional marketplace. The license agreement enabled us to develop and market products under rights from Alere in the animal health and laboratory animal research markets. In exchange for the license rights, we (i) paid an up-front license fee of $5.0 million to Alere in January 2009, (ii) agreed to pay royalties during the term of the agreement, based solely on sales of products in a jurisdiction country covered by valid and unexpired claims in that jurisdiction under the licensed Alere patent rights, and (iii) agreed to pay a yearly minimum license fee of between $0.5 million to $1.0 million per year, which fee was creditable against any royalties due during such calendar year. The royalties, if any, were payable through the date of the expiration of the last valid patent licensed under the agreement that includes at least one claim in a jurisdiction covering products we sell in that jurisdiction. The yearly minimum fees were payable for so long as we desire to maintain exclusivity under the agreement. Effective February 2015, we terminated our license agreement with Alere. In accordance with the terms of the license agreement, we had no outstanding liabilities related to this license agreement as of December 31, 2015.

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

As of December 31, 2015, the 2014 Plan provided for the issuance of a maximum of 1,712,409 shares, of which 675,000 shares of common stock were available for future issuance under the 2014 Plan pursuant to stock awards that had not previously been granted. Shares that are canceled or forfeited from an award and shares withheld in satisfaction of tax withholding obligations are again available for issue under the 2014 Plan.

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

The following table summarizes total share-based compensation expense, net of tax, related to restricted stock units during the three and nine months ended December 31, 2015 and 2014, which is included in our condensed consolidated statements of income (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Cost of revenues (1)	$256	$347	$950	$1,102
Research and development	484	380	1,591	1,199
Sales and marketing (2)	677	819	2,679	2,346
General and administrative	980	1,147	3,016	2,573
Share-based compensation expense before income taxes	2,397	2,693	8,236	7,220
Income tax benefit	(845)	(907)	(2,904)	(2,431)
Total share-based compensation expense after income taxes	$1,552	$1,786	$5,332	$4,789
Net impact of share-based compensation on:
Basic net income per share	$0.07	$0.08	$0.24	$0.21
Diluted net income per share	$0.07	$0.08	$0.23	$0.21

(1)	Cost of revenues reported in the table include share-based compensation expense from continuing and discontinued operations. During the three months ended December 31, 2015 and 2014, share-based compensation expense included in cost of revenues from continuing operations was $0.3 million and $0.2 million, respectively, and from discontinued operations was $0 and $0.1 million, respectively. During the nine months ended December 31, 2015 and 2014, share-based compensation expense included in cost of revenues from continuing operations was $0.8 million and $0.9 million, respectively, and from discontinued operations was $0.1 million and $0.2 million, respectively.
(2)	Sales and marketing expenses reported in the table include share-based compensation expense from continuing and discontinued operations. During the three months ended December 31, 2015 and 2014, share-based compensation expense included in sales and marketing expenses from continuing operations was $0.7 million and $0.6 million, respectively, and from discontinued operations was $0 and $0.2 million, respectively. During the nine months ended December 31, 2015 and 2014, share-based compensation expense included in sales and marketing expenses from continuing operations was $2.5 million and $1.9 million, respectively, and from discontinued operations was $0.2 million and $0.5 million, respectively.

Share-based compensation has been classified in the condensed consolidated statements of income or capitalized on the condensed consolidated balance sheets in the same manner as cash compensation paid to employees. Capitalized share-based compensation costs as of December 31, 2015 and March 31, 2015 were $0.2 million and $0.1 million, respectively, which were included in “Inventories” on our condensed consolidated balance sheets.

Cash Flow Impact

Cash flows resulting from excess tax benefits are classified as a part of cash flows from financing activities. Excess tax benefits are realized tax benefits from tax deductions for vested restricted stock units in excess of the deferred tax asset attributable to share-based compensation expense for such share-based awards. Excess tax benefits are considered realized when the tax deductions reduce taxes that otherwise would be payable. Excess tax benefits classified as a financing cash inflow for the three months ended December 31, 2015 and 2014 were $0.2 million and $93,000, respectively, and for the nine months ended December 31, 2015 and 2014 were $1.6 million and $0.9 million, respectively.

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

The fair value of restricted stock unit awards (time vesting) used in our expense recognition method is measured based on the number of shares granted and the closing market price of our common stock on the date of grant. Such value is recognized as an expense over the corresponding requisite service period. The share-based compensation expense is reduced for an estimate of the restricted stock unit awards that are expected to be forfeited. The forfeiture estimate is based on historical data and other factors, and compensation expense is adjusted for actual results. As of December 31, 2015, the total unrecognized compensation expense related to restricted stock unit awards (time vesting) granted amounted to $18.3 million, which is expected to be recognized over a weighted average service period of 2.1 years.

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

Fiscal 2015 Performance RSUs. In April 2014, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 172,000 shares of common stock to our executive officers that contained the foregoing time-based and performance-based vesting terms (the “FY2015 Performance RSUs”). During the three and nine months ended December 31, 2015, we recorded share-based compensation expense ratably over the vesting terms of the FY2015 Performance RSUs, as we determined that the performance targets had been met.

Fiscal 2016 Performance RSUs. In April 2015, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 187,000 shares of common stock to our executive officers and to certain of our employees that contained the foregoing time-based and performance-based vesting terms (the “FY2016 Performance RSUs”). During the three and nine months ended December 31, 2015, we recorded share-based compensation expense related to the portion of the FY2016 Performance RSUs, as we determined that it was probable that the performance targets would be met. We will assess the probability of the performance targets at the end of each quarter.

As of December 31, 2015, the total unrecognized compensation expense related to restricted stock unit awards (performance vesting) granted amounted to $8.6 million, which is expected to be recognized over a weighted average service period of 2.2 years.

Restricted Stock Unit Activity

The following table summarizes restricted stock unit activity for the nine months ended December 31, 2015:

	Time-Based Restricted Stock Units		Performance-Based Restricted Stock Units
	Number of Shares	Weighted Average Grant Date Fair Value (1)	Number of Shares	Weighted Average Grant Date Fair Value (1)
Nonvested at March 31, 2015	679,000	$36.08	148,000	$40.82
Granted	187,000	52.95	187,000	55.08
Vested (2)	(286,000)	30.01	-	-
Canceled and forfeited	(52,000)	35.67	(24,000)	55.08
Nonvested at December 31, 2015	528,000	$45.37	311,000	$48.29

(1)	The weighted average grant date fair value of restricted stock units is based on the number of shares and the closing market price of our common stock on the date of grant.
(2)	The number of restricted stock units vested includes shares that we withheld on behalf of our employees to satisfy the statutory tax withholding requirements.

Total intrinsic value of restricted stock units vested during the three months ended December 31, 2015 and 2014 was $1.1 million and $0.5 million, respectively, and during the nine months ended December 31, 2015 and 2014 was $15.3 million and $11.6 million, respectively. The total grant date fair value of restricted stock units vested during the three months ended December 31, 2015 and 2014 was $0.7 million and $0.3 million, respectively, and during the nine months ended December 31, 2015 and 2014 was $8.6 million and $7.4 million, respectively.

NOTE 14.	SHAREHOLDERS’ EQUITY

Share Repurchase Program

Between August 2011 and January 2012, our Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock. In July 2013, our Board of Directors approved a $12.3 million increase to our existing share repurchase program to a total of $67.3 million. As of December 31, 2015, $37.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through December 31, 2015, we have repurchased 1.3 million shares of our common stock at a total cost of $30.3 million, including commission expense. During the three and nine months ended December 31, 2015 and 2014, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

See Note 19, “Subsequent Events,” for information regarding repurchases of our common stock after December 31, 2015.

Dividend Payments

During the three months ended December 31, 2015 and 2014, our total quarterly dividend payout was $2.5 million and $2.3 million, respectively. During the nine months ended December 31, 2015 and 2014, our total quarterly dividend payout was $7.5 million and $6.8 million, respectively. Our dividend payout was made from retained earnings.

See Note 19, “Subsequent Events,” for information regarding cash dividends declared by our Board of Directors after December 31, 2015.

Common Stock Warrants

During the three and nine months ended December 31, 2015, we issued 0 and 4,000, respectively, shares of common stock upon the exercise of vested warrants at an exercise price of $3.00 per share. As of December 31, 2015, there were no warrants outstanding.

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

The computations for basic and diluted net income from continuing and discontinued operations per share are as follows (in thousands, except share and per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Income from continuing operations	$7,954	$6,215	$22,772	$17,001
Income (loss) from discontinued operations, net of tax	4	(330)	(3)	(1,001)
Net income	$7,958	$5,885	$22,769	$16,000

Weighted average common shares outstanding:
Basic	22,725,000	22,533,000	22,684,000	22,483,000
Effect of dilutive securities:
Stock options	-	1,000	-	1,000
Restricted stock units	164,000	216,000	199,000	219,000
Warrants	-	6,000	1,000	14,000
Diluted	22,889,000	22,756,000	22,884,000	22,717,000

Net income (loss) per share:
Basic
Continuing operations	$0.35	$0.27	$1.00	$0.75
Discontinued operations	-	(0.01)	-	(0.04)
Basic net income per share	$0.35	$0.26	$1.00	$0.71

Diluted
Continuing operations	$0.35	$0.27	$1.00	$0.75
Discontinued operations	-	(0.01)	-	(0.05)
Diluted net income per share	$0.35	$0.26	$1.00	$0.70

For our restricted stock unit awards (performance vesting), if the performance criteria are achieved during the period, these awards will be considered outstanding for the purpose of computing diluted net income per share if the effect is dilutive. The performance criteria for our restricted stock unit awards (performance vesting) related to FY2015 Performance RSUs were achieved during fourth quarter of fiscal 2015 performance period, and accordingly, the dilutive effect of the shares were included in the computation of diluted weighted average shares outstanding starting in the fourth quarter of fiscal 2015. Because the performance criteria for restricted stock unit awards (performance vesting) related to FY2016 Performance RSUs were not achieved during the three and nine months ended December 31, 2015, these awards were not included in the diluted net income per share calculation.

Restricted stock units for 95,000 and 0 shares during the three months ended December 31, 2015 and 2014, respectively, and 84,000 and 3,000 shares during the nine months ended December 31, 2015 and 2014, respectively, were outstanding but not included in the computation of diluted net income per share because the effect would be antidilutive.

Stock options and warrants are excluded from the computation of diluted weighted average shares outstanding if the exercise price of the stock options and warrants is greater than the average market price of our common stock during the period because the inclusion of these stock options and warrants would be antidilutive to net income per share. There were no stock options and warrants excluded from the computation of diluted weighted average shares outstanding during the three and nine months ended December 31, 2015 and 2014.

NOTE 16.	INCOME TAXES

During the three months ended December 31, 2015 and 2014, our income tax provision was $3.5 million, based on an effective tax rate of 31%, and $3.3 million, based on an effective tax rate of 35%, respectively. The dollar increase in the income tax provision during the third quarter of fiscal 2016, as compared to the same period last year, was primarily attributable to higher pre-tax income, partially offset by the retroactive reinstatement of federal research and development tax credits. The effective tax rate during the three months ended December 31, 2015, as compared to the same period last year, was impacted by an increase in the federal tax benefit for qualified production activities and the retroactive reinstatement of federal research and development tax credits.

During the nine months ended December 31, 2015 and 2014, our income tax provision was $12.0 million, based on an effective tax rate of 34%, and $9.5 million, based on an effective tax rate of 36%, respectively. The dollar increase in the income tax provision during the nine months ended December 31, 2015, as compared to the same period last year, was primarily attributable to higher pre-tax income. The effective tax rate during the nine months ended December 31, 2015, as compared to the same period last year, was impacted by an increase in the federal tax benefit for qualified production activities and the retroactive reinstatement of federal research and development tax credits.

We did not have any unrecognized tax benefits as of December 31, 2015 and March 31, 2015. During the three and nine months ended December 31, 2015 and 2014, we did not recognize any interest or penalties related to unrecognized tax benefits.

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

Total Revenues, Cost of Revenues and Gross Profit by Segment

The table below summarizes revenues, cost of revenues and gross profit from our two operating segments and from certain unallocated items and represents our results from continuing operations for the three and nine months ended December 31, 2015 and 2014 (in thousands).

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Revenues:
Medical Market	$11,002	$11,846	$28,317	$26,707
Veterinary Market	40,896	43,414	131,084	121,454
Other (1)	978	791	2,540	2,415
Total revenues	52,876	56,051	161,941	150,576
Cost of revenues:
Medical Market	5,815	6,138	14,861	14,035
Veterinary Market	17,425	21,099	56,026	55,880
Other (1)	34	31	98	99
Total cost of revenues	23,274	27,268	70,985	70,014
Gross profit:
Medical Market	5,187	5,708	13,456	12,672
Veterinary Market	23,471	22,315	75,058	65,574
Other (1)	944	760	2,442	2,316
Gross profit	$29,602	$28,783	$90,956	$80,562

(1)	Represents unallocated items, not specifically identified to any particular business segment.

NOTE 18.	REVENUES BY PRODUCT CATEGORY AND GEOGRAPHIC REGION AND SIGNIFICANT CONCENTRATIONS

Revenue Information

The following is a summary of our revenues by product category and represents our results from continuing operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Revenues by Product Category	2015	2014	2015	2014
Instruments (1)	$11,601	$19,242	$31,910	$36,941
Consumables (2)	38,434	34,232	121,906	106,656
Other products (3)	2,841	2,539	8,088	6,867
Product sales, net	52,876	56,013	161,904	150,464
Development and licensing revenues	-	38	37	112
Total revenues	$52,876	$56,051	$161,941	$150,576

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i‑STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i‑STAT cartridges and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

The following is a summary of our revenues by geographic region based on customer location and represents our results from continuing operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
Revenues by Geographic Region	2015	2014	2015	2014
North America	$41,109	$45,576	$128,596	$121,532
Europe	7,546	8,154	23,531	22,682
Asia Pacific and rest of the world	4,221	2,321	9,814	6,362
Total revenues	$52,876	$56,051	$161,941	$150,576

Significant Concentrations

During the three months ended December 31, 2015, three distributors in the United States, MWI Veterinary Supply, Inc., Patterson Companies, Inc. and Abbott Point of Care, Inc. accounted for 20%, 12% and 12%, respectively, of our total worldwide revenues. During the nine months ended December 31, 2015, three distributors in the United States, MWI Veterinary Supply, Inc., Patterson Companies, Inc. and Abbott Point of Care, Inc. accounted for 20%, 11% and 10%, respectively, of our total worldwide revenues. Starting in the second quarter of fiscal 2016, our revenues from Patterson Companies, Inc. include both Patterson’s veterinary business and Animal Health International, Inc., as a result of Patterson’s acquisition.

During the three months ended December 31, 2014, two distributors in the United States, MWI Veterinary Supply, Inc. and Abbott Point of Care, Inc. accounted for 18% and 13%, respectively, of our total worldwide revenues. During the nine months ended December 31, 2014, two distributors in the United States, MWI Veterinary Supply, Inc. and Abbott Point of Care, Inc. accounted for 18% and 10%, respectively, of our total worldwide revenues.

Concentration of credit risk with respect to accounts receivable is primarily limited to certain distributors to whom we make significant sales. Two distributors in the United States accounted for 25% and 12% of our total receivable balance as of December 31, 2015. One distributor in the United States accounted for 26% of our total receivable balance as of March 31, 2015.

NOTE 19.	SUBSEQUENT EVENTS

In January 2016, our Board of Directors declared a cash dividend of $0.11 per share on our outstanding common stock to be paid on March 17, 2016 to all shareholders of record as of the close of business on March 3, 2016.

Between January 1, 2016 and February 8, 2016, we have repurchased 90,274 shares of our common stock under our share repurchase program for a total purchase price of $3.7 million, including commission expense.

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

We will continue to sell and distribute these medical products outside of the market segments as to which Abbott has exclusive rights. For example, during the third quarter of fiscal 2016, we sold 200 Piccolo Xpress instruments to Fuzhou Kelian Medical Devices, Ltd. a point-of-care diagnostics distributor based in China. Under our Abbott Agreement, we will continue to sell and distribute to Catapult Health LLC and specified customer segments in the United States, including pharmacy and retail store clinics, shopping malls, clinical research organizations and cruise ship lines.

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

We depend on a number of distributors in North America that distribute our VetScan products. In September 2012, we entered into a distribution agreement with MWI Veterinary Supply, Inc. (“MWI”) to purchase, market and sell the full line of Abaxis veterinary products throughout the United States. In the United States veterinary market segment, we also rely on various independent regional distributors. We continue to enter into additional distributor relationships to expand our distribution base in North America. In October 2014, we entered into distribution agreements with Henry Schein Animal Health and Patterson Companies, Inc. to sell the full line of Abaxis veterinary products throughout the United States. We depend on our distributors to assist us in promoting our VetScan products, and accordingly, if one or more of our distributors were to stop selling our products in the future, we may experience a temporary sharp decline or delay in our sales revenues until our customers identify another distributor or purchase products directly from us. In addition to selling through distributors, we also directly supply our VetScan products to large group purchasing organizations, hospital networks and other buying groups in the United States, such as Veterinary Centers of America (“VCA”), a veterinary hospital chain in North America. In May 2014, we entered into a product supply agreement with VCA to supply our VetScan chemistry analyzers and diagnostic reagent discs for placement at VCA’s animal hospitals located in North America. Additionally, in May 2014, we entered into a non-exclusive co-marketing agreement with Antech to supply our VetScan VS2 chemistry analyzers in combination with Antech laboratory services as a complete diagnostic solution to serve veterinary practices throughout North America. In the third quarter of fiscal 2016, we also entered into a five-year supply agreement with Banfield Pet Hospitals to provide our VetScan hematology analyzers and associated consumables to all of Banfield’s pet hospital locations, with installation and training to begin late in fiscal 2016.

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

Overview of Financial Results

In the third quarter of fiscal 2016, total revenues were $52.9 million, a decrease of 6% from last year’s comparable quarter. The net decrease in revenues was primarily attributable to a decrease in revenues from sales of instruments, which were $11.6 million, a decrease of 40% from last year’s comparable quarter, primarily attributable to a decrease in the unit sales of VetScan chemistry analyzers in the third quarter of fiscal 2016 due to (a) higher sales in the third quarter of fiscal 2015 to VCA’s Animal Hospitals resulting from a product supply agreement that we entered into in May 2014 and (b) higher sales of VetScan chemistry analyzers and VetScan hematology instruments in the third quarter of fiscal 2015 from initial stocking orders to two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015, partially offset by sales of Piccolo chemistry analyzers to Fuzhou Kelian Medical Devices, Ltd., a point-of-care diagnostics distributor based in China, during the third quarter of fiscal 2016. Revenues from consumable sales were $38.4 million, an increase of 12% over last year’s comparable quarter, due to (a) an increase in the unit sales of medical and veterinary reagent discs due to an expanded instrument installed base, (b) higher sales of our VetScan Feline FeLV/FIV Rapid Test, which we introduced in fiscal 2015, (c) an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kit and (d) an increase in the sales of VetScan rapid tests in North America resulting from two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015. Gross profit in the third quarter of fiscal 2016 was $29.6 million, an increase of 3% over last year’s comparable quarter, primarily attributable to changes in the product mix in our veterinary market.

Total operating expenses in the third quarter of fiscal 2016 were $18.3 million, a decrease of $0.8 million, or 4%, compared to the same period last year, primarily attributable to a decrease in employee bonus expense based on meeting lower company performance targets during the third quarter of fiscal 2016.

Income from continuing operations in the third quarter of fiscal 2016 was $8.0 million, an increase of 28%, compared to the same period last year, primarily attributable to a decrease in operating expenses discussed above and a decrease in our effective tax rate due to the retroactive reinstatement of the federal research and development tax credits. Our diluted net income per share from continuing operations increased to $0.35 in the third quarter of fiscal 2016 from $0.27 for the same period last year.

Cash, cash equivalents and investments decreased by $1.9 million during the nine months ended December 31, 2015 to a total of $155.4 million as of December 31, 2015. During the nine months ended December 31, 2015, operating cash flows were $15.5 million, a decrease of $12.4 million, compared to $27.8 million for the same period last year, primarily attributable to payments in the first quarter of fiscal 2016 related to accrued liabilities for bonus, taxes and discontinued operations recorded at the end of fiscal 2015, partially offset by an increase in revenues of $11.4 million, compared to the same period last year. Key non-operating uses of cash during the nine months ended December 31, 2015 included payments of $5.2 million made for tax withholdings related to net share settlements of restricted stock units and payment of $7.5 million in cash dividends to shareholders.

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

Abbott controls the marketing and sale of our primary medical products into most of the U.S. medical market and, accordingly, we are dependent upon the efforts and priorities of Abbott in promoting and creating a demand for such products in such market. Should these efforts be unsuccessful, our business, financial condition and results of operations may be adversely affected. For example, during fiscal 2014, we were adversely impacted by the timing of purchases of our medical products sold to Abbott as it integrated our products into its sales process and sold its inventory.

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

Prior to the sale of our AVRL business to Antech in March 2015, service revenues were primarily generated from veterinary reference laboratory diagnostic and consulting services for veterinarians. From time to time, we offered discounts on AVRL services for a specified period as incentives. Discounts were reductions to invoiced amounts within a specified period and were recorded at the time services are performed. Net service revenues were recognized at the time services were performed.

Amounts collected in advance of revenue recognition are recorded as a current or non-current deferred revenue liability based on the time from the balance sheet date to the future date of revenue recognition. We recognize revenues associated with extended maintenance agreements ratably over the life of the contract.

Multiple Element Revenue Arrangements. Our sales arrangements may contain multiple element revenue arrangements in which a customer may purchase a combination of instruments, consumables or extended maintenance agreements. Additionally, we provide incentives in the form of free goods or extended maintenance agreements to customers in connection with the sale of our instruments. We participate in selling arrangements in the veterinary market that include multiple deliverables, such as instruments and consumables. Prior to the sale of our AVRL business to Antech in March 2015, our selling arrangements in the veterinary market had also included service agreements associated with our veterinary reference laboratory. Judgments as to the allocation of consideration from an arrangement to the multiple elements of the arrangement, and the appropriate timing of revenue recognition are critical with respect to these arrangements.

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

Level 1: Quoted prices (unadjusted) in active markets for identical assets or liabilities. As of December 31, 2015, our investments in cash equivalents, which we classified as available-for-sale, totaled $0.1 million, using Level 1 inputs since these investments are traded in an active market. The valuations are based on quoted prices of the underlying security that are readily and regularly available in an active market, and accordingly, a significant degree of judgment is not required.

Level 2: Directly or indirectly observable inputs as of the reporting date through correlation with market data, including quoted prices for similar assets and liabilities in active markets and quoted prices in markets that are not active. Level 2 also includes assets and liabilities that are valued using models or other pricing methodologies that do not require significant judgment since the input assumptions used in the models, such as interest rates and volatility factors, are corroborated by readily observable data from actively quoted markets for substantially the full term of the financial instrument. As of December 31, 2015, our available-for-sale investments in corporate bonds, totaled $6.0 million, using Level 2 inputs, based on market pricing and other observable market inputs for similar securities obtained from various third party data providers.

Level 3: Unobservable inputs that are supported by little or no market data and require the use of significant management judgment. These values are generally determined using pricing models for which the assumptions utilize management’s estimates of market participant assumptions. As of December 31, 2015, we did not have any Level 3 financial assets or liabilities measured at fair value on a recurring basis.

Fair value is a market-based measure considered from the perspective of a market participant who holds the asset or owes the liability rather than an entity-specific measure. Therefore, even when market assumptions are not readily available, our own assumptions are developed to reflect those that market participants would use in pricing the asset or liability at the measurement date. As of December 31, 2015, we also had $66.9 million in investments classified as held-to-maturity and carried at amortized cost.

Investment in Unconsolidated Affiliate. In February 2011, we purchased a 15% equity ownership interest in Scandinavian Micro Biodevices APS (“SMB”) for $2.8 million in cash. We use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. Equity method investments are recorded at original cost and adjusted periodically to recognize (1) our proportionate share of the investees’ net income or losses after the date of investment, (2) additional contributions made and dividends or distributions received, and (3) impairment losses resulting from adjustments to net realizable value. We eliminate all intercompany transactions in accounting for our equity method investments. We record our proportionate share of the investees’ net income or losses in “Interest and other income (expense), net” on our condensed consolidated statements of income. As of December 31, 2015 and March 31, 2015, our investment in unconsolidated affiliate totaled $2.7 million and $2.7 million, respectively.

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

As of December 31, 2015, our current portion of warranty reserves for instruments and reagent discs totaled $1.3 million and our non‑current portion of warranty reserves for instruments totaled $1.8 million, which reflects our estimate of warranty obligations based on the estimated product failure rates, the number of instruments in standard warranty, estimated repair and related costs of instruments, and an estimate of defective reagent discs and replacement and related costs of a defective reagent disc. The change in total accrued warranty reserve from March 31, 2015 to December 31, 2015 was not significant. Additionally, the change in accrued warranty reserve includes an adjustment to pre-existing warranties of $0.2 million based on our historical experience and our projected performance rate of instruments.

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

Intangible Assets. Intangible assets, consisted of customer relationships, tradename, licenses and other rights acquired from third parties, are presented at cost, net of accumulated amortization. The intangible assets are amortized using the straight-line method over their estimated useful lives of 2-10 years, which approximates the economic benefit. If our underlying assumptions regarding the estimated useful life of an intangible asset change, then the amortization period, amortization expense and the carrying value for such asset would be adjusted accordingly. During the three and nine months ended December 31, 2015 and 2014, our changes in estimated useful life of intangible assets were not significant.

Valuation of Long-Lived Assets. We evaluate the carrying value of our long-lived assets, such as property and equipment and amortized intangible assets, whenever events or changes in business circumstances or our planned use of long-lived assets indicate that the carrying amount of an asset may not be fully recoverable or their useful lives are no longer appropriate. We look to current and future profitability, as well as current and future undiscounted cash flows, excluding financing costs, as primary indicators of recoverability. An impairment loss would be recognized when the sum of the undiscounted future net cash flows expected to result from the use of the asset and its eventual disposal is less than the carrying amount. If impairment is determined to exist, any related impairment loss is calculated based on fair value and long-lived assets are written down to their respective fair values. During the three and nine months ended December 31, 2015 and 2014, our impairment charges on long-lived assets were not significant.

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

We recognize and measure benefits for uncertain tax positions using a two-step approach. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of evidence indicates that it is more likely than not that the tax position will be sustained upon audit, including resolution of any related appeals or litigation processes. For tax positions that are more likely than not to be sustained upon audit, the second step is to measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon settlement. Significant judgment is required to evaluate uncertain tax positions. As of December 31, 2015 and March 31, 2015, we had no significant uncertain tax positions. Our policy is to include interest and penalties related to gross unrecognized tax benefits within our provision for income taxes. In the three and nine months ended December 31, 2015 and 2014, we did not recognize any interest or penalties related to uncertain tax positions in the condensed consolidated statements of income, and as of December 31, 2015 and March 31, 2015, we had no accrued interest or penalties.

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

Fiscal 2015 Performance RSUs. In April 2014, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 172,000 shares of common stock to our executive officers that contained the foregoing time-based and performance-based vesting terms (the “FY2015 Performance RSUs”). During the three and nine months ended December 31, 2015, we recorded share-based compensation expense ratably over the vesting terms of the FY2015 Performance RSUs, as we determined that the performance targets had been met.

Fiscal 2016 Performance RSUs. In April 2015, the Compensation Committee approved the grant of restricted stock unit awards (performance vesting) for 187,000 shares of common stock to our executive officers and to certain of our employees that contained the foregoing time-based and performance-based vesting terms (the “FY2016 Performance RSUs”). During the three and nine months ended December 31, 2015, we recorded share-based compensation expense related to the portion of the FY2016 Performance RSUs, as we determined that it was probable that the performance targets would be met. We will assess the probability of the performance targets at the end of each quarter.

Results of Operations

Previously reported financial information has been revised to reflect the reclassification of the AVRL business within our veterinary market segment as discontinued operations. See Note 4 to the Condensed Consolidated Financial Statements in this report for additional information.

Total Revenues – Continuing Operations

Revenues by Product Category. The following table and the discussion that follows, presents revenues from continuing operations by product category and represents our results for the three and nine months ended December 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
Revenues by Product Category	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Instruments (1)	$11,601	$19,242	$(7,641)	(40)%	$31,910	$36,941	$(5,031)	(14)%
Percentage of total revenues	22%	34%			20%	25%
Consumables (2)	38,434	34,232	4,202	12%	121,906	106,656	15,250	14%
Percentage of total revenues	73%	61%			75%	71%
Other products (3)	2,841	2,539	302	12%	8,088	6,867	1,221	18%
Percentage of total revenues	5%	5%			5%	4%
Product sales, net	52,876	56,013	(3,137)	(6)%	161,904	150,464	11,440	8%
Percentage of total revenues	100%	100%			100%	100%
Development and licensing revenues	-	38	(38)	(100)%	37	112	(75)	(67)%
Percentage of total revenues	-%	<1%			<1%	<1%
Total revenues	$52,876	$56,051	$(3,175)	(6)%	$161,941	$150,576	$11,365	8%

(1)	Instruments include chemistry analyzers, hematology instruments, VSpro specialty analyzers and i-STAT analyzers.
(2)	Consumables include reagent discs, hematology reagent kits, VSpro specialty cartridges, i-STAT cartridges and rapid tests.
(3)	Other products include products using the Orbos process and extended maintenance agreements.

Revenues by Geographic Region. The following table and the discussion that follows, presents our revenues from continuing operations by geographic region and represents our results for the three and nine months ended December 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
Revenues by Geographic Region	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
North America	$41,109	$45,576	$(4,467)	(10)%	$128,596	$121,532	$7,064	6%
Percentage of total revenues	78%	81%			79%	81%
Europe	7,546	8,154	(608)	(7)%	23,531	22,682	849	4%
Percentage of total revenues	14%	15%			15%	15%
Asia Pacific and rest of the world	4,221	2,321	1,900	82%	9,814	6,362	3,452	54%
Percentage of total revenues	8%	4%			6%	4%
Total revenues	$52,876	$56,051	$(3,175)	(6)%	$161,941	$150,576	$11,365	8%

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

North America. During the three months ended December 31, 2015, total revenues in North America decreased by 10%, or $4.5 million, as compared to the same period in fiscal 2015. The change in total revenues in North America was primarily attributable to the following:

•	Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America decreased by 19%, or $1.5 million, primarily attributable to a decrease in the unit sales of Piccolo chemistry analyzers sold to Abbott, which were higher in the third quarter of fiscal 2015 due to the Ebola epidemic outbreak in late 2014. The decrease was partially offset by an increase in medical reagent discs sold to Abbott, resulting from an expanded installed base of Piccolo chemistry analyzers.

•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America decreased by 11%, or $2.4 million, primarily attributable to (a) a decrease in the unit sales of VetScan chemistry analyzers due to higher sales in the third quarter of fiscal 2015 to VCA’s Animal Hospitals resulting from a product supply agreement that we entered into in May 2014 and (b) higher sales of VetScan chemistry analyzers in the third quarter of fiscal 2015 from initial stocking orders to two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015. These decreases were partially offset by an increase in the unit sales of veterinary reagent discs due to an expanded installed base of VetScan chemistry analyzers.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America decreased by 23%, or $1.8 million, primarily attributable to a decrease in the unit sales of VetScan hematology instruments due to higher sales in the third quarter of fiscal 2015 from initial stocking orders to two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015, partially offset by an increase in the unit sales of hematology reagent kits due to an expanded installed base of VetScan hematology instruments.

•	Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 22%, or $1.3 million, primarily attributable to (a) higher sales of our VetScan Feline FeLV/FIV Rapid Test, which we introduced in fiscal 2015, (b) an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kit and (c) an increase in the sales of VetScan rapid tests resulting from two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015.

Europe. During the three months ended December 31, 2015, total revenues in Europe decreased by 7%, or $0.6 million, as compared to the same period in fiscal 2015, primarily attributable to (a) a decrease in revenues from Piccolo chemistry analyzers sold to various distributors and (b) a decrease in revenues from veterinary reagent discs due to the impact of a lower exchange rate between the Euro and U.S. dollar, as compared to the same period last year. These decreases were partially offset by an increase in other veterinary products sold to customers in the United Kingdom resulting from our acquisition of QCR and Trio Diagnostics in the third quarter of fiscal 2015.

Asia Pacific and rest of the world. During the three months ended December 31, 2015, total revenues in Asia Pacific and rest of the world increased by 82%, or $1.9 million, as compared to the same period in fiscal 2015, primarily attributable to sales of Piccolo chemistry analyzers to Fuzhou Kelian Medical Devices, Ltd. a point-of-care diagnostics distributor based in China.

Significant concentrations. During the three months ended December 31, 2015, three distributors in the United States, MWI, Patterson Companies, Inc. and Abbott accounted for 20%, 12% and 12%, respectively, of our total worldwide revenues. Starting in the second quarter of fiscal 2016, our revenues from Patterson Companies, Inc. include both Patterson’s veterinary business and Animal Health International, Inc., as a result of Patterson’s acquisition.

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014

North America. During the nine months ended December 31, 2015, total revenues in North America increased by 6%, or $7.1 million, as compared to the same period in fiscal 2015. The change in total revenues in North America was primarily attributable to the following:

•	Total sales of our Piccolo chemistry analyzers and medical reagent discs in North America were flat, primarily attributable to an increase in medical reagent discs sold to Abbott, resulting from an expanded installed base of Piccolo chemistry analyzers, partially offset by a decrease in the unit sales of Piccolo chemistry analyzers sold to Abbott, which were higher in the third quarter of fiscal 2015 due to the Ebola epidemic outbreak in late 2014.

•	Total sales of our VetScan chemistry analyzers and veterinary reagent discs in North America decreased by 1%, or $0.5 million, primarily attributable to (a) a decrease in the unit sales of VetScan chemistry analyzers due to higher sales in the prior period to VCA’s Animal Hospitals resulting from a product supply agreement that we entered into in May 2014 and (b) higher sales of VetScan chemistry analyzers in the third quarter of fiscal 2015 from initial stocking orders to two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015. These decreases were partially offset by an increase in the unit sales of veterinary reagent discs due to an expanded installed base of VetScan chemistry analyzers.

•	Total sales of our VetScan hematology instruments and hematology reagent kits in North America increased by 13%, or $2.0 million, primarily attributable to (a) an increase in the unit sales of VetScan hematology instruments resulting from two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015, and (b) an increase in the unit sales of hematology reagent kits due to an expanded installed base of hematology instruments.

•	Total sales of our VetScan VSpro specialty analyzers and related consumables, VetScan i-STAT analyzers and related consumables and VetScan rapid tests in North America increased by 33%, or $5.7 million, primarily attributable to (a) higher sales of our VetScan Feline FeLV/FIV Rapid Test, which we introduced in fiscal 2015, (b) an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kit and (c) an increase in the sales of VetScan rapid tests resulting from two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015.

Europe. During the nine months ended December 31, 2015, total revenues in Europe increased by 4%, or $0.8 million, as compared to the same period in fiscal 2015, primarily attributable to an increase in other veterinary products sold to customers in the United Kingdom resulting from our acquisition of QCR and Trio Diagnostics in the third quarter of fiscal 2015. The increase was partially offset by a decrease in revenues from veterinary reagent discs due to the impact of a lower exchange rate between the Euro and U.S. dollar, as compared to the same period last year.

Asia Pacific and rest of the world. During the nine months ended December 31, 2015, total revenues in Asia Pacific and rest of the world increased by 54%, or $3.5 million, as compared to the same period in fiscal 2015. Revenues from Piccolo chemistry analyzers and medical reagent discs increased by 189%, or $2.2 million, primarily attributable to sales of Piccolo chemistry analyzers to Fuzhou Kelian Medical Devices, Ltd., a point-of-care diagnostics distributor based in China. Revenues from veterinary instruments increased by 44%, or $0.8 million, primarily attributable to an increase in the unit sales of VetScan chemistry analyzers and VetScan hematology instruments to various distributors. Revenues from veterinary consumables increased by 14%, or $0.5 million, primarily attributable to an increase in the unit sales of veterinary reagent discs to a distributor.

Significant concentrations. During the nine months ended December 31, 2015, three distributors in the United States, MWI, Patterson Companies, Inc. and Abbott, accounted for 20%, 11% and 10%, respectively, of our total worldwide revenues.

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

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

The following table and the discussion that follow, present revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items and represents our results from continuing operations for the three months ended December 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended December 31,				Change
	2015	Percent of Revenues (1)	2014	Percent of Revenues (1)	Dollar Change	Percent Change
Revenues:
Medical Market	$11,002	100%	$11,846	100%	$(844)	(7)%
Percentage of total revenues	21%		21%
Veterinary Market	40,896	100%	43,414	100%	(2,518)	(6)%
Percentage of total revenues	77%		78%
Other (2)	978		791		187	24%
Percentage of total revenues	2%		1%
Total revenues	52,876		56,051		(3,175)	(6)%
Cost of revenues:
Medical Market	5,815	53%	6,138	52%	(323)	(5)%
Veterinary Market	17,425	43%	21,099	49%	(3,674)	(17)%
Other (2)	34		31		3	10%
Total cost of revenues	23,274		27,268		(3,994)	(15)%
Gross profit:
Medical Market	5,187	47%	5,708	48%	(521)	(9)%
Veterinary Market	23,471	57%	22,315	51%	1,156	5%
Other (2)	944		760		184	24%
Gross profit	$29,602		$28,783		$819	3%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the three months ended December 31, 2015, total revenues in the medical market decreased by 7%, or $0.8 million, as compared to the same period in fiscal 2015. The change in the medical market revenues was primarily attributable to the following:

•	Total revenues from Piccolo chemistry analyzers decreased by 29%, or $1.6 million, during the three months ended December 31, 2015, as compared to the same period in fiscal 2015, primarily attributable to (a) a decrease in the unit sales of Piccolo chemistry analyzers sold to Abbott, which were higher in the third quarter of fiscal 2015 due to the Ebola epidemic outbreak in late 2014 and (b) a decrease in revenues from Piccolo chemistry analyzers in Europe sold to various distributors. These decreases were partially offset by sales of Piccolo chemistry analyzers to Fuzhou Kelian Medical Devices, Ltd., a point-of-care diagnostics distributor based in China.

•	Total revenues from medical reagent discs increased by 17%, or $1.0 million, during the three months ended December 31, 2015, as compared to the same period in fiscal 2015, primarily attributable to an increase in medical reagent discs sold to Abbott in North America, resulting from an expanded installed base of Piccolo chemistry analyzers.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment decreased by 9%, or $0.5 million, during the three months ended December 31, 2015, as compared to the same period in fiscal 2015. Gross profit percentages for the medical market segment during the three months ended December 31, 2015 and 2014 were 47% and 48%, respectively. In absolute dollars, the decrease in gross profit was primarily attributable to lower average selling prices of Piccolo chemistry analyzers, partially offset by an increase in medical reagent discs sold.

Veterinary Market

Revenues for Veterinary Market Segment

During the three months ended December 31, 2015, total revenues in the veterinary market decreased by 6%, or $2.5 million, as compared to the same period in fiscal 2015. The change in the veterinary market revenues was primarily attributable to the following:

•	Total revenues from veterinary instruments decreased by 44%, or $6.0 million, during the three months ended December 31, 2015, as compared to the same period in fiscal 2015, primarily attributable to (a) a decrease in the unit sales of VetScan chemistry analyzers due to higher sales in the third quarter of fiscal 2015 to VCA’s Animal Hospitals resulting from a product supply agreement that we entered into in May 2014 and (b) higher sales of VetScan chemistry analyzers and VetScan hematology instruments in the third quarter of fiscal 2015 from initial stocking orders to two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015.

•	Total revenues from consumables in the veterinary market increased by 11%, or $3.2 million, during the three months ended December 31, 2015, as compared to the same period in fiscal 2015, primarily attributable to (a) an increase in the unit sales of veterinary reagent discs and hematology reagent kits in North America due to an expanded instrument installed base, (b) higher sales of our VetScan Feline FeLV/FIV Rapid Test, which we introduced in fiscal 2015, (c) an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kit and (d) an increase in the sales of VetScan rapid tests in North America resulting from two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015. These increases were partially offset by a decrease in revenues from veterinary reagent discs due to the impact of a lower exchange rate between the Euro and U.S. dollar, as compared to the same period last year.

•	Total revenues from other products in the veterinary market increased by 24%, or $0.3 million, during the three months ended December 31, 2015, as compared to the same period in fiscal 2015, primarily attributable to an increase in other veterinary products sold to customers in the United Kingdom starting in the third quarter of fiscal 2015 resulting from our acquisition of QCR and Trio Diagnostics.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 5%, or $1.2 million, during the three months ended December 31, 2015, as compared to the same period in fiscal 2015. Gross profit percentages for the veterinary market segment during the three months ended December 31, 2015 and 2014 were 57% and 51%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to an increase in the unit sales of veterinary reagent discs and VetScan rapid tests, partially offset by a decrease in the unit sales of VetScan chemistry analyzers and VetScan hematology instruments. The increase in gross profit percentage was impacted by changes in our product mix and an increase in the unit sales of veterinary reagent discs, which have a higher margin contribution.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was not significant during the three months ended December 31, 2015, as compared to the same period in fiscal 2015.

Nine Months Ended December 31, 2015 Compared to Nine Months Ended December 31, 2014

The following table and the discussion that follow, present revenues, cost of revenues, gross profit and percentage of revenues by operating segments and from certain unallocated items and represents our results from continuing operations for the nine months ended December 31, 2015 and 2014 (in thousands, except percentages):

	Nine Months Ended December 31,				Change
	2015	Percent of Revenues (1)	2014	Percent of Revenues (1)	Dollar Change	Percent Change
Revenues:
Medical Market	$28,317	100%	$26,707	100%	$1,610	6%
Percentage of total revenues	17%		18%
Veterinary Market	131,084	100%	121,454	100%	9,630	8%
Percentage of total revenues	81%		81%
Other (2)	2,540		2,415		125	5%
Percentage of total revenues	2%		1%
Total revenues	161,941		150,576		11,365	8%
Cost of revenues:
Medical Market	14,861	52%	14,035	53%	826	6%
Veterinary Market	56,026	43%	55,880	46%	146	0%
Other (2)	98		99		(1)	(1)%
Total cost of revenues	70,985		70,014		971	1%
Gross profit:
Medical Market	13,456	48%	12,672	47%	784	6%
Veterinary Market	75,058	57%	65,574	54%	9,484	14%
Other (2)	2,442		2,316		126	5%
Gross profit	$90,956		$80,562		$10,394	13%

(1)	The percentage reported is based on revenues by operating segment.
(2)	Represents unallocated items, not specifically identified to any particular business segment.

Medical Market

Revenues for Medical Market Segment

During the nine months ended December 31, 2015, total revenues in the medical market increased by 6%, or $1.6 million, as compared to the same period in fiscal 2015. The change in the medical market revenues was primarily attributable to the following:

•	Total revenues from Piccolo chemistry analyzers decreased by 6%, or $0.5 million, during the nine months ended December 31, 2015, as compared to the same period in fiscal 2015, primarily attributable to a decrease in the unit sales of Piccolo chemistry analyzers sold to Abbott, which were higher in the third quarter of fiscal 2015 due to the Ebola epidemic outbreak in late 2014. The decrease was partially offset by sales of Piccolo chemistry analyzers to Fuzhou Kelian Medical Devices, Ltd., a point-of-care diagnostics distributor based in China, during the third quarter of fiscal 2016.

•	Total revenues from medical reagent discs increased by 14%, or $2.3 million, during the nine months ended December 31, 2015, as compared to the same period in fiscal 2015, primarily attributable to an increase in medical reagent discs sold to Abbott in North America, resulting from an expanded installed base of Piccolo chemistry analyzers.

Gross Profit for Medical Market Segment

Gross profit for the medical market segment increased by 6%, or $0.8 million, during the nine months ended December 31, 2015, as compared to the same period in fiscal 2015. Gross profit percentages for the medical market segment during the nine months ended December 31, 2015 and 2014 were 48% and 47%, respectively. In absolute dollars, the increase in gross profit was primarily attributable to an increase in the unit sales of medical reagent discs, partially offset by lower average selling prices of Piccolo chemistry analyzers. The increase in gross profit percentage was impacted by an increase in the unit sales of medical reagent discs, which have a higher margin contribution.

Veterinary Market

Revenues for Veterinary Market Segment

During the nine months ended December 31, 2015, total revenues in the veterinary market increased by 8%, or $9.6 million, as compared to the same period in fiscal 2015. The change in the veterinary market revenues was primarily attributable to the following:

•	Total revenues from veterinary instruments decreased by 16%, or $4.5 million, during the nine months ended December 31, 2015, as compared to the same period in fiscal 2015, primarily attributable to (a) a decrease in the unit sales of VetScan chemistry analyzers due to higher sales in the prior period to VCA’s Animal Hospitals resulting from a product supply agreement that we entered into in May 2014 and (b) higher sales of VetScan chemistry analyzers in the third quarter of fiscal 2015 from initial stocking orders to two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015. These decreases were partially offset by (a) an increase in the unit sales of VetScan hematology instruments resulting from two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015, and (b) an increase in the unit sales of VetScan chemistry analyzers and VetScan hematology instruments to various distributors.

•	Total revenues from consumables in the veterinary market increased by 14%, or $12.9 million, during the nine months ended December 31, 2015, as compared to the same period in fiscal 2015, primarily attributable to (a) an increase in the unit sales of veterinary reagent discs and hematology reagent kits in North America due to an expanded instrument installed base, (b) an increase in the unit sales of veterinary reagent discs to a distributor in Asia Pacific and rest of the world, (c) higher sales of our VetScan Feline FeLV/FIV Rapid Test, which we introduced in fiscal 2015, (d) an increase in the unit sales of VetScan Canine Heartworm Rapid Test Kit and (e) an increase in the sales of VetScan rapid tests in North America resulting from two additional distributors, Henry Schein Animal Health and Patterson Companies, Inc., starting in the third quarter of fiscal 2015. These increases were partially offset by a decrease in revenues from veterinary reagent discs due to the impact of a lower exchange rate between the Euro and U.S. dollar, as compared to the same period last year.

•	Total revenues from other products in the veterinary market increased by 39%, or $1.2 million, during the nine months ended December 31, 2015, as compared to the same period in fiscal 2015, primarily attributable to an increase in other veterinary products sold to customers in the United Kingdom starting in the third quarter of fiscal 2015 resulting from our acquisition.

Gross Profit for Veterinary Market Segment

Gross profit for the veterinary market segment increased by 14%, or $9.5 million, during the nine months ended December 31, 2015, as compared to the same period in fiscal 2015. Gross profit percentages for the veterinary market segment during the nine months ended December 31, 2015 and 2014 were 57% and 54%, respectively. In absolute dollars, the net increase in gross profit was primarily attributable to (a) an increase in the unit sales of VetScan hematology instruments, veterinary reagent discs, VetScan hematology reagent kits and VetScan rapid tests and (b) lower manufacturing costs of veterinary reagent discs. The increase in gross profit percentage was impacted by changes in our product mix and an increase in the unit sales of veterinary reagent discs, which have a higher margin contribution.

Other

Our other category primarily consists of products sold using our patented Orbos Discrete Lyophilization Process. The change in gross profit in our other category was not significant during the nine months ended December 31, 2015, as compared to the same period in fiscal 2015.

Three and Nine Months Ended December 31, 2015 Compared to Three and Nine Months Ended December 31, 2014

Cost of Revenues – Continuing Operations

The following table and the discussion that follows, presents our cost of revenues and represents our results from continuing operations for the three and nine months ended December 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Cost of revenues	$23,274	$27,268	$(3,994)	(15)%	$70,985	$70,014	$971	1%
Percentage of total revenues	44%	49%			44%	46%

Cost of revenues includes the cost of materials, direct labor costs, costs associated with manufacturing, assembly, packaging, warranty repairs, test and quality assurance for our instruments and consumables and manufacturing overhead, including costs of personnel and equipment associated with manufacturing support.

The decrease in cost of revenues, in absolute dollars, during the three months ended December 31, 2015, as compared to the same period in fiscal 2015, was primarily attributable to (a) a decrease in the unit sales of Piccolo and VetScan chemistry analyzers and VetScan hematology instruments and (b) lower manufacturing costs of veterinary reagent discs, partially offset by an increase in the unit sales of medical and veterinary reagent discs and VetScan rapid tests. The decrease in cost of revenues, as a percentage of total revenues, during the three months ended December 31, 2015, as compared to the same period in fiscal 2015, was impacted by changes in our product mix and an increase in the unit sales of medical and veterinary reagent discs, which have a higher margin contribution.

The increase in cost of revenues, in absolute dollars, during the nine months ended December 31, 2015, as compared to the same period in fiscal 2015, was impacted by an increase in the unit sales of medical and veterinary reagent discs and VetScan rapid tests, partially offset by a decrease in the unit sales of Piccolo and VetScan chemistry analyzers. The decrease in cost of revenues, as a percentage of total revenues, during the nine months ended December 31, 2015, as compared to the same period in fiscal 2015, was impacted by changes in our product mix and an increase in the unit sales of medical and veterinary reagent discs, which have a higher margin contribution.

Gross Profit – Continuing Operations

The following table and the discussion that follows, presents our gross profit and represents our results from continuing operations for the three and nine months ended December 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Total gross profit	$29,602	$28,783	$819	3%	$90,956	$80,562	$10,394	13%
Total gross margin	56%	51%			56%	54%

Gross profit during the three months ended December 31, 2015 increased by 3%, or $0.8 million, as compared to the same period in fiscal 2015, primarily attributable to an increase in the unit sales of medical and veterinary reagent discs and VetScan rapid tests, partially offset by (a) lower average selling prices of Piccolo chemistry analyzers and (b) a decrease in the unit sales of VetScan chemistry analyzers and VetScan hematology instruments. The increase in gross margin was impacted by changes in our product mix and an increase in the unit sales of medical and veterinary reagent discs, which have a higher margin contribution.

Gross profit during the nine months ended December 31, 2015 increased by 13%, or $10.4 million, as compared to the same period in fiscal 2015, primarily attributable to (a) an increase in the unit sales of VetScan hematology instruments, medical and veterinary reagent discs, VetScan hematology reagent kits and VetScan rapid tests and (b) lower manufacturing costs of veterinary reagent discs, partially offset by lower average selling prices of Piccolo chemistry analyzers. The increase in gross margin was impacted by changes in our product mix and an increase in the unit sales of medical and veterinary reagent discs, which have a higher margin contribution.

Research and Development – Continuing Operations

The following table and the discussion that follows, presents our research and development expenses and represents our results from continuing operations for the three and nine months ended December 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Research and development expenses	$4,428	$3,585	$843	24%	$13,840	$11,764	$2,076	18%
Percentage of total revenues	8%	6%			9%	8%

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

Research and development expenses increased during the three and nine months ended December 31, 2015, as compared to the same period in fiscal 2015, primarily attributable to expenses related to new product development and enhancement of existing products in both the medical and veterinary markets. Share-based compensation expense included in research and development expenses during the three months ended December 31, 2015 and 2014 was $0.5 million and $0.4 million, respectively, and during the nine months ended December 31, 2015 and 2014 was $1.6 million and $1.2 million, respectively.

We anticipate the dollar amount of research and development expenses to increase in fiscal 2016 from fiscal 2015 but remain consistent as a percentage of total revenues, as we complete new products and enhance existing products for both the medical and veterinary markets.

Sales and Marketing – Continuing Operations

The following table and the discussion that follows, presents our sales and marketing expenses and represents our results from continuing operations for the three and nine months ended December 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
Sales and marketing expenses	$10,395	$10,742	$(347)	(3)%	$31,766	$30,193	$1,573	5%
Percentage of total revenues	20%	19%			20%	20%

Sales and marketing expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), commissions and travel-related expenses for personnel engaged in selling, costs associated with advertising, lead generation, marketing programs, trade shows and services related to customer and technical support.

Sales and marketing expenses decreased during the three months ended December 31, 2015, as compared to the same period in fiscal 2015, primarily attributable to a decrease in employee bonus and commission expense based on meeting lower company performance targets during the third quarter of fiscal 2016. Share-based compensation expense included in sales and marketing expenses during the three months ended December 31, 2015 and 2014 was $0.7 million and $0.6 million, respectively.

Sales and marketing expenses increased during the nine months ended December 31, 2015, as compared to the same period in fiscal 2015, primarily attributable to increased promotional and marketing spending and increased spending due to our acquisition of QCR and Trio Diagnostics in the third quarter of fiscal 2015, partially offset by a decrease in employee bonus and commission expense based on meeting lower company performance targets during the third quarter of fiscal 2016. Share-based compensation expense included in sales and marketing expenses during the nine months ended December 31, 2015 and 2014 was $2.5 million and $1.9 million, respectively.

General and Administrative – Continuing Operations

The following table and the discussion that follows, presents our general and administrative expenses and represents our results from continuing operations for the three and nine months ended December 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2015	2014	Dollar Change	Percent Change	2015	2014	Dollar Change	Percent Change
General and administrative expenses	$3,524	$4,770	$(1,246)	(26)%	$11,301	$11,475	$(174)	(2)%
Percentage of total revenues	7%	9%			7%	8%

General and administrative expenses consist of personnel costs (including salaries, benefits and share-based compensation expense), and expenses for outside professional services related to general corporate functions, including accounting and legal, and other general and administrative expenses.

General and administrative expenses decreased during the three months ended December 31, 2015, as compared to the same period in fiscal 2015, primarily attributable to (a) a decrease in employee bonus expense based on meeting lower company performance targets during the third quarter of fiscal 2016 and (b) higher costs in the third quarter of fiscal 2015 due to our acquisition of QCR and Trio. Share-based compensation expense included in general and administrative expenses during the three months ended December 31, 2015 and 2014 was $1.0 million and $1.1 million, respectively.

General and administrative expenses decreased during the nine months ended December 31, 2015, as compared to the same period in fiscal 2015, primarily attributable to (a) a decrease in employee bonus expense based on meeting lower company performance targets during the third quarter of fiscal 2016 and (b) higher costs in the third quarter of fiscal 2015 due to our acquisition of QCR and Trio, partially offset by an increase in share-based compensation expense. Share-based compensation expense included in general and administrative expenses during the nine months ended December 31, 2015 and 2014 was $3.0 million and $2.6 million, respectively.

Interest and Other Income (Expense), Net – Continuing Operations

The following table and the discussion that follows, presents our interest and other income (expense), net and represents our results from continuing operations for the three and nine months ended December 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended December 31,			Nine Months Ended December 31,
	2015	2014	Dollar Change	2015	2014	Dollar Change
Interest and other income (expense), net	$231	$(197)	$428	$716	$(595)	$1,311

Interest and other income (expense), net consists primarily of interest earned on cash and cash equivalents and investments, foreign currency exchange gains and losses and our equity in net income (loss) of an unconsolidated affiliate.

Interest and other income (expense), net increased during the three and nine months ended December 31, 2015 as compared to the same periods in fiscal 2015, primarily attributable to foreign currency exchange rate fluctuations.

Income Tax Provision – Continuing Operations

The following table and the discussion that follows, presents our income tax provision and represents our results from continuing operations for the three and nine months ended December 31, 2015 and 2014 (in thousands, except percentages):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Income tax provision	$3,532	$3,274	$11,993	$9,534
Effective tax rate	31%	35%	34%	36%

During the three months ended December 31, 2015 and 2014, our income tax provision was $3.5 million, based on an effective tax rate of 31%, and $3.3 million, based on an effective tax rate of 35%, respectively. The dollar increase in the income tax provision during the third quarter of fiscal 2016, as compared to the same period last year, was primarily attributable to higher pre-tax income, partially offset by the retroactive reinstatement of federal research and development tax credits. The effective tax rate during the three months ended December 31, 2015, as compared to the same period last year, was impacted by an increase in the federal tax benefit for qualified production activities and the retroactive reinstatement of federal research and development tax credits.

During the nine months ended December 31, 2015 and 2014, our income tax provision was $12.0 million, based on an effective tax rate of 34%, and $9.5 million, based on an effective tax rate of 36%, respectively. The dollar increase in the income tax provision during the nine months ended December 31, 2015, as compared to the same period last year, was primarily attributable to higher pre-tax income. The effective tax rate during the nine months ended December 31, 2015, as compared to the same period last year, was impacted by an increase in federal tax benefit for qualified production activities and the retroactive reinstatement of federal research and development tax credits.

We did not have any unrecognized tax benefits as of December 31, 2015 and March 31, 2015. During the three and nine months ended December 31, 2015 and 2014, we did not recognize any interest or penalties related to unrecognized tax benefits.

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

Liquidity and Capital Resources – Continuing and Discontinued Operations

Cash, Cash Equivalents and Investments

The following table summarizes our cash, cash equivalents and short-term and long-term investments at December 31, 2015 and March 31, 2015 (in thousands, except percentages):

	December 31, 2015	March 31, 2015
Cash and cash equivalents	$82,402	$107,015
Short-term investments	50,808	26,109
Long-term investments	22,147	24,181
Total cash, cash equivalents and investments	$155,357	$157,305
Percentage of total assets	57%	58%

As of December 31, 2015, we had net working capital of $188.4 million compared to $168.6 million as of March 31, 2015.

Cash Flow Changes

Cash provided by (used in) operating, investing and financing activities during the nine months ended December 31, 2015 and 2014 were as follows (in thousands):

	Nine Months Ended December 31,
	2015	2014
Net cash provided by operating activities	$15,469	$27,836
Net cash used in investing activities	(29,114)	(1,915)
Net cash used in financing activities	(11,091)	(8,717)
Effect of exchange rate changes on cash and cash equivalents	123	(1,023)
Net increase (decrease) in cash and cash equivalents	$(24,613)	$16,181

Cash and cash equivalents as of December 31, 2015 were $82.4 million compared to $107.0 million at March 31, 2015. The decrease in cash and cash equivalents during the nine months ended December 31, 2015 was primarily due to purchases of investments of $42.8 million, payments made for tax withholdings related to net share settlements of restricted stock units of $5.2 million and payment of cash dividends totaling $7.5 million. The decrease was partially offset by net cash provided by operating activities of $15.5 million and proceeds from maturities and redemptions of investments of $19.2 million.

Cash Flows from Operating Activities

During the nine months ended December 31, 2015, we generated $15.5 million in cash from operating activities, compared to $27.8 million during the nine months ended December 31, 2014. The cash provided by operating activities during the nine months ended December 31, 2015 was the result of net income of $22.8 million, adjusted for the effects of non-cash adjustments including depreciation and amortization of $5.2 million and share-based compensation expense of $8.2 million, partially offset by a decrease of $1.6 million related to excess tax benefits from share-based awards and the following changes in assets and liabilities.

•	Receivables, net increased by $4.4 million, from $29.0 million as of March 31, 2015 to $33.5 million as of December 31, 2015, primarily attributable to the timing of sales and collections activities during the third quarter of fiscal 2016.

•	Inventories decreased by $1.0 million from $36.2 million as of March 31, 2015 to $35.2 million as of December 31, 2015, primarily due to a decrease in the inventory levels of our finished goods as of December 31, 2015.

•	Prepaid expenses and other current assets increased by $4.5 million, from $2.9 million as of March 31, 2015 to $7.4 million as of December 31, 2015, primarily attributable to the timing of estimated income taxes and the retroactive reinstatement of federal research and development tax credits.

•	Current assets of discontinued operations decreased by $2.0 million from $2.1 million as of March 31, 2015 to $49,000 as of December 31, 2015, primarily attributable to collection of receivables related to our AVRL business.

•	Other assets increased by $0.5 million from $0.1 million as of March 31, 2015 to $0.6 million, as of December 31, 2015, primarily attributable to long-term receivables due to extended payment terms by customers under certain of our sales programs.

•	Accounts payable increased by $0.6 million, from $7.3 million as of March 31, 2015 to $7.9 million as of December 31, 2015, primarily due to the timing and payment of services and inventory purchases.

•	Accrued payroll and related expenses decreased by $3.9 million, from $11.1 million as of March 31, 2015 to $7.2 million as of December 31, 2015, primarily attributable to higher accrued bonus at March 31, 2015.

•	Accrued taxes decreased by $4.6 million, from $4.8 million as of March 31, 2015 to $0.3 million as of December 31, 2015, primarily due to the timing of estimated income tax payments.

•	Current liabilities of discontinued operations decreased by $5.4 million, from $5.5 million as of March 31, 2015 to $0.2 million as of December 31, 2015, primarily due to payments related to our cost obligations for employee-related costs, including severance, contract termination and other associated costs in connection with the sale of our AVRL business.

•	Other accrued liabilities, current, decreased by $0.9 million, from $9.8 million as of March 31, 2015 to $9.0 million as of December 31, 2015, primarily attributable to a decrease in accrued liabilities for sales incentive programs which are based on the types of incentives offered and an estimate of the incentives earned.

•	As of December 31, 2015 and March 31, 2015, the current portion of deferred revenue was $1.5 million and $1.3 million, respectively, and the non-current portion of deferred revenue was $2.5 million and $3.2 million, respectively. Net current and non-current deferred revenue decreased by $0.5 million from March 31, 2015 to December 31, 2015, primarily attributable to deferred revenue recognized ratably over the life of extended maintenance contracts offered to customers in the form of free services in connection with the sale of our instruments.

•	As of December 31, 2015 and March 31, 2015, the current portion of warranty reserve was $1.3 million and $1.4 million, respectively, and the non-current portion of warranty reserve was $1.8 million and $1.7 million, respectively. Net current and non‑current warranty reserve decreased by $0.1 million. The change in current and non-current warranty reserve from March 31, 2015 to December 31, 2015 included an adjustment to pre-existing warranties of $0.2 million based on our historical experience and our projected performance rate of instruments. Warranty reserve is primarily based on (a) the number of instruments in standard warranty, estimated product failure rates and estimated repair costs and (b) an estimate of defective reagent discs and replacement costs of reagent discs. Management periodically evaluates the sufficiency of the warranty provisions and makes adjustments when necessary. If an unusual performance rate related to warranty claims is noted, an additional warranty accrual may be assessed and recorded when a failure event is probable and the cost can be reasonably estimated.

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

Cash Flows from Investing Activities

Net cash used in investing activities during the nine months ended December 31, 2015 totaled $29.1 million, compared to net cash used of $1.9 million during the nine months ended December 31, 2014. Cash used in investing activities during the nine months ended December 31, 2015 was primarily due to purchases of investments in commercial paper and corporate bonds totaling $42.8 million during the nine months ended December 31, 2015, capital expenditures of $4.4 million and a $1.1 million cash installment payment obligation related to our November 2014 acquisition of QCR and Trio, partially offset by proceeds from maturities and redemptions of investments in certificates of deposit, commercial paper, corporate bonds and municipal bonds of $19.2 million. The purchases of capital equipment primarily relate to increasing our manufacturing capacity and support our growth. We expect to continue to make significant capital expenditures as necessary in the normal course of our business.

Cash Flows from Financing Activities

Net cash used in financing activities during the nine months ended December 31, 2015 totaled $11.1 million, compared to net cash used of $8.7 million during the nine months ended December 31, 2014. Cash used in financing activities during the nine months ended December 31, 2015 was primarily due to payments made for tax withholdings related to net share settlements of restricted stock units of $5.2 million and cash dividend payments of $7.5 million, offset in part by net cash provided by financing activities from excess tax benefits from share-based awards of $1.6 million. During the nine months ended December 31, 2015, we did not purchase any shares pursuant to our share repurchase program described below.

Dividend Payments

During the three months ended December 31, 2015 and 2014, our total quarterly dividend payout was $2.5 million and $2.3 million, respectively. During the nine months ended December 31, 2015 and 2014, our total quarterly dividend payout was $7.5 million and $6.8 million, respectively. Our dividend payout was made from retained earnings.

In January 2016, our Board of Directors declared a cash dividend of $0.11 per share on our outstanding common stock to be paid on March 17, 2016 to all shareholders of record as of the close of business on March 3, 2016. Future declarations of quarterly dividends, if any, and the establishment of future record and payment dates are subject to the final determination of our Board of Directors.

Share Repurchase Program

Between August 2011 and January 2012, our Board of Directors authorized the repurchase of up to a total of $55.0 million of our common stock. In July 2013, our Board of Directors approved a $12.3 million increase to our existing share repurchase program to a total of $67.3 million. As of December 31, 2015, $37.0 million was available to purchase common stock under our share repurchase program.

Since the share repurchase program began, through December 31, 2015, we have repurchased 1.3 million shares of our common stock at a total cost of $30.3 million, including commission expense. During the three and nine months ended December 31, 2015 and 2014, we did not repurchase any shares of our common stock. The repurchases are made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. Repurchased shares are retired.

Between January 1, 2016 and February 8, 2016, we have repurchased 90,274 shares of our common stock under our share repurchase program for a total purchase price of $3.7 million, including commission expense.

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

Contractual Obligations

Purchase Commitments

We have purchase commitments, consisting of supply and inventory related agreements, totaling approximately $13.1 million as of December 31, 2015. These purchase order commitments primarily include our purchase obligations to purchase from SMB of Denmark through calendar year 2016 and Diatron of Hungary through fiscal 2018.

Facilities Lease. In December 2015, we entered into a Fifth Amendment to Lease Agreement with Whipple Road Holdings, LLC, SFP Crossroads, LLC and Woodstock Bowers, LLC (collectively, the “Landlord”) amending that certain Lease Agreement, dated as of June 21, 2000, by and between us and the Landlord’s predecessor-in-interest (as amended, the “Lease”), for the leasing of certain premises consisting of approximately 126,363 rentable square feet located at 3200 and 3240 Whipple Road, Union City, California (the “Original Premises”). Pursuant to the Fifth Amendment, the term of the Lease was extended until March 31, 2026 (the “Term”), with two options for us to extend the term for an additional five years each. The Landlord also agreed to lease to us certain expansion premises consisting of approximately 32,015 rentable square feet located at 3280 Whipple Road, Union City, California (the “Expansion Premises”), commencing on the later of April 1, 2016 and the date certain Landlord improvements are substantially complete (the “Expansion Premises Commencement Date”). From and after the Expansion Premises Commencement Date, the Company’s share of operating expenses, tax expenses and common area utility costs of the building located at the Expansion Premises shall be 42.01%. The Fifth Amendment also provides us with a right of first offer exercisable commencing on the Expansion Premises Commencement Date and ending on September 30, 2020 to lease up to an aggregate of approximately 44,199 square feet of additional space adjacent to the Expansion Premises. As of December 31, 2015, the remaining total base rent due under the Lease, as modified by the Fifth Amendment, through the end of the Term was approximately $17.5 million for the Original Premises and approximately $4.4 million for the Expansion Premises, assuming an April 1, 2016 Expansion Premises Commencement Date.

Notes Payable

We have a ten year loan agreement with the Community Redevelopment Agency of the City of Union City (“the Agency”) whereby the Agency provides us with an unsecured loan of up to $1.0 million, primarily to purchase capital equipment. The loan was effective January 2011, bears interest at 5.0% and is payable quarterly. As of December 31, 2015, our short-term and long-term notes payable balances were $0.1 million and $0.4 million, respectively, and we recorded the short-term balance in “Other accrued liabilities” on the condensed consolidated balance sheets. The entire outstanding balance of the note is payable in full on the earlier of: (i) December 2020, or (ii) the date Abaxis ceases operations in Union City, California. The Agency also has the right to accelerate the maturity date and declare all balances immediately due and payable upon an event of default as defined in the loan agreement. We evaluate covenants in our loan agreement on a quarterly basis, and we were in compliance with such covenants as of December 31, 2015.

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

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any off-balance sheet arrangements, as defined in Item 303 of Regulation S-K promulgated under the Securities Act of 1933. In addition, we identified no variable interests in any variable interest entities.

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

Interest Rate Risk

Our investment objective is to invest excess cash in cash equivalents and in various types of investments to maximize yields without significantly increased risk. As of December 31, 2015, our short-term and long-term investments totaled $50.8 million and $22.1 million, respectively, consisting of investments in certificates of deposit, commercial paper, corporate bonds and municipal bonds. For our securities classified as available-for-sale, we record these investments at fair market value with unrealized gains or losses resulting from changes in fair value reported as a separate component of accumulated other comprehensive loss, net of any tax effects, in shareholders’ equity. The fair value of our investment portfolio is subject to change as a result of changes in market interest rates and investment risk related to the issuers’ credit worthiness. Changes in market interest rates would not be expected to have a material impact on the fair value of these assets at December 31, 2015, as the assets consisted of highly liquid securities.

We are exposed to the impact of interest rate changes with respect to our short-term and long-term investments. As of December 31, 2015, we had $66.9 million in investments classified as held-to-maturity and carried at amortized cost. We have the ability to hold the investments classified as held-to-maturity in our investment portfolio as of December 31, 2015 until maturity and therefore, we believe we have no material exposure to interest rate risk. As of December 31, 2015, our investments classified as available-for-sale totaled $6.0 million, consisting primarily of fixed income securities and thus changes in interest rates would not have a material effect on our business, operating results or financial condition. We have not experienced any significant loss on our investment portfolio during fiscal 2015 or during the nine months ended December 31, 2015.

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

Investment in a Privately Held Company

In February 2011, we purchased a 15% equity ownership interest in SMB, for $2.8 million in cash. SMB is a privately-held developer and manufacturer of point-of-care diagnostic products for veterinary use. SMB, based in Farum, Denmark, has been the original equipment manufacturer of the Abaxis VetScan VSpro point-of-care specialty analyzer since 2008. The investment is recorded in “Investment in unconsolidated affiliate” in our condensed consolidated balance sheets and we use the equity method to account for our investment in this entity because we do not control it, but have the ability to exercise significant influence over it. As of December 31, 2015, the total carrying amount of our investment in SMB was $2.7 million. The investment is inherently risky and we could lose our entire investment in this company. To date, since our investment in SMB, we have not recorded an impairment charge on this investment.

Other than the foregoing, there have been no material changes in our market risk during the three months ended December 31, 2015 compared to the disclosures in Part II, Item 7A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”), as of December 31, 2015. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as defined in Rule 13a‑15(f) and 15d‑15(f) under the Exchange Act.

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

We must manage the inventory of our products held by our distributors effectively. Any excess or shortage of inventory held by our distributors could affect our results of operations. Our distributors may increase orders during periods of product shortages and cancel or delay orders if their inventory is too high. They also may adjust their orders in response to the supply of our products, the products of our competitors that are available to them, and in response to seasonal fluctuations in customer demand. Revenues from sales to our distributors generally are recognized based upon shipment of our products to the distributors, net of estimated sales allowances, discounts and rebates. Inventory management remains an area of focus as we balance inventory levels of our instruments and consumables, especially in our United States veterinary market distribution channel, consisting of both national and regional distributors. We must also balance the need to maintain sufficient inventory levels in the distribution channel against the risk of inventory obsolescence because of the shelf life of our consumable products and customer demand. If we ultimately determine that we have excess inventory at our distributors or inventory imbalances in the distribution channel, we may have to reduce our selling prices, which could result in lower gross margins. For example, during the second half of fiscal 2014, as compared to the same period in fiscal 2013, our revenues were adversely impacted in the United States veterinary market by excess channel inventory and inventory imbalances and resulted to a decrease of sales orders from our largest distributors in the veterinary market. The excess channel inventory was the result of our distributors not selling our products to end customers at the same rate as they were purchasing products from us. In addition, we only began selling through our distributors Henry Schein Animal Health and Patterson Companies, Inc. in the third quarter of fiscal 2015 and our revenues in future quarters may be impacted by the timing of purchases of our products sold by them as these new distributors integrate our products into their sales process. Should our efforts to monitor and manage channel inventory be unsuccessful, our business, financial condition and results of operations are likely to be adversely affected.

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

In the human medical market, we believe that our blood chemistry analyzers offer customers many advantages, including substantial improvements in clinical efficiencies. However, the implementation of point-of-care diagnostics in the current healthcare environment involves changes to current standard practices, such as using large clinical laboratories, and adopting our technology requires a shift in both the procedures and mindset of care providers. The human medical market in particular is highly regulated, structured and subject to government and managed care influences; and accordingly, the market can be difficult to penetrate and slower to adapt to new technologies. If we or our distribution partner, Abbott, are unable to convince large numbers of medical clinics, hospitals and other point-of-care environments of the benefits of our Piccolo blood chemistry analyzers and our other products, we could fail to achieve anticipated revenue.

Historically, in the veterinary market, we have marketed our VetScan products through both direct sales and distribution channels to veterinarians. We continue to develop new animal blood tests to expand our product offerings; however, we cannot be assured that these products will be accepted by the veterinary market. Any failure to achieve market acceptance with our current or future products would harm our business and financial condition. Moreover, we may identify new areas for serving our veterinary market customers that may not be accepted by the market or achieve our financial goals to increase revenues and profitability at acceptable levels. For example, we sold our AVRL business in March 2015, as it failed to perform to our expectations.

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

We currently have purchase obligations with SMB to purchase VSpro specialty analyzers and related cartridges and Diatron to purchase Diatron hematology products. However, with our other suppliers, we primarily operate on a purchase order basis and, therefore, these suppliers are under no contractual obligation to supply us with their products or to do so at specified prices. Although we believe that there may be potential alternate suppliers available for these critical components, to date we have not qualified additional vendors beyond those referenced above and cannot assure you we would be able to enter into arrangements with additional vendors on favorable terms, or at all. For the suppliers of original equipment manufactured products with which we have long-term contracts, there can be no assurance that these suppliers will always fulfill their obligations under these contracts, or that any suppliers will not experience disruptions in their ability to supply our requirements for products. In addition, under some contracts with suppliers we have minimum purchase obligations and our failure to satisfy those obligations may result in a loss of some or all of our rights under these contracts.

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

Internationally, we rely on only a few distributors for our products in both the medical and veterinary diagnostic markets. We currently rely on distributors that carry either our medical or veterinary products in the following countries: Australia, Austria, Belgium, Canada, China, Czech Republic, Denmark, France, Germany, Hong Kong, India, Indonesia, Ireland, Israel, Italy, Japan, Korea, Mexico, the Netherlands, New Zealand, the Philippines, Poland, Portugal, Romania, Russia, Singapore, Spain, Sweden, Switzerland, Turkey, the United Arab Emirates, the United Kingdom and the United States. Our distributors in each of these countries are responsible for obtaining the necessary approvals to sell our new and existing products. These distributors may not be successful in obtaining proper approvals for our new and existing products in their respective countries, and they may not be successful in marketing our products. Furthermore, an inability of, or any delays by, our distributor in receiving the necessary approvals for our new or other products can adversely impact our revenues in a country. We plan to continue to enter into additional distributor relationships to expand our international distribution base and presence. However, we may not be successful in entering into additional distributor relationships on favorable terms, or at all. In addition, our distributors may terminate their relationship with us at any time. Historically, we have experienced a high degree of turnover among our international distributors. This turnover makes it difficult for us to establish a steady distribution network overseas. Consequently, we may not be successful in marketing our Piccolo and VetScan products internationally, and our business and financial condition may be harmed as a result.

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

As of December 31, 2015, 80 patent applications have been filed on our behalf with the United States Patent and Trademark Office (“USPTO”), of which 44 patents have been issued and 16 patents are currently active. Additionally, we have filed several international patent applications covering the same subject matter as our domestic applications. The patent position of any medical device manufacturer, including us, is uncertain and may involve complex legal and factual issues. Consequently, we may not be issued any additional patents, either domestically or internationally. Furthermore, our patents may not provide significant proprietary protection because there is a chance that they will be circumvented or invalidated. We cannot be certain that we were the first creator of the inventions covered by our issued patents or pending patent applications, or that we were the first to file patent applications for these inventions, because (1) the USPTO maintains all patent applications that are not filed in any foreign jurisdictions in secrecy until it issues the patents (when a patent application owner files a request for nonpublication) and (2) publications of discoveries in the scientific or patent literature tend to lag behind actual discoveries by several months. We may have to participate in interference proceedings, which are proceedings in front of the USPTO, to determine who will be issued a patent. These proceedings could be costly and could be decided against us.

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

By regulating the availability of, or the maximum amount of reimbursement provided for blood testing services, third-party payors, such as managed care organizations, pay-per-service insurance plans, and the Centers for Medicare and Medicaid Services (the “CMS”), can indirectly affect the pricing or the relative attractiveness of our human testing products. For example, in the United States, the CMS set the national level of reimbursement of fees for blood testing services for Medicare beneficiaries. If third-party payors decrease the reimbursement amounts for blood testing services, it may decrease the likelihood that physicians and hospitals will adopt point-of-care diagnostics as a viable means of care delivery. Consequently, we would need to charge less for our products. If the government and third-party payors do not provide for adequate coverage and reimbursement levels to allow health care providers to use our products, the demand for our products will decrease and our business and financial condition would be harmed.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, collectively, PPACA, enacted in March 2010, made changes that are expected to significantly impact the medical device industries and clinical laboratories. Beginning in January 2013, each medical device manufacturer has to pay an excise tax in an amount equal to 2.3% of the price for which such manufacturer sells its medical devices, which applies to sales of taxable medical devices after December 31, 2012. In December 2015, President Obama signed into law the Appropriations Act. The Appropriations Act includes a two-year moratorium on the medical device excise tax such that medical device revenues in calendar years 2016 and 2017 will be exempt from the excise tax. Unless there is further legislative action during that two-year period, the tax will be automatically reinstated for sales of medical devices on or after January 1, 2018. The PPACA also mandates a reduction in payments for clinical laboratory services paid under the Medicare Clinical Laboratory Fee Schedule, or CLFS, of 1.75% for the calendar years 2011 through 2015 and a productivity adjustment to the CLFS, further reducing payment rates. Some commercial payors are guided by the CLFS in establishing their reimbursement rates. Clinicians may decide not to order clinical diagnostic tests if third party payments are inadequate, and we cannot predict whether third-party payors will offer adequate reimbursement for tests utilizing our products to make them commercially attractive. Changes in healthcare policy, such as the creation of test utilization limits for diagnostic products in general or requirements that Medicare patients pay for portions of clinical laboratory tests or services received, could substantially impact the sales of our tests, increase costs and divert management’s attention from our business. In addition, sales of our tests outside of the United States will subject us to foreign regulatory requirements, which may also change over time.

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

We have in the past and may in the future seek to acquire or invest in businesses, products, or technologies that we believe could complement or expand our products, enhance our capabilities, or otherwise offer growth opportunities. For example, we acquired Quality Clinical Reagents Limited (“QCR”) and Trio Diagnostics (Ireland) Ltd (“Trio”) in November 2014. Any acquisition may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not the acquisitions are completed, and may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel, or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, their products are not easily adapted to work with ours, or we have difficulty retaining the customers of any acquired business due to changes in ownership, management, or otherwise. Acquisitions may also disrupt our business, divert our resources, and require significant management attention that would otherwise be available for development of our existing business. Any acquisitions we are able to complete may not result in any synergies or other benefits we had expected to achieve, which could result in impairment charges that could be substantial. In addition, we may not be able to find and identify desirable acquisition targets or be successful in entering into an agreement with any particular target. Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our financial condition or results of operations. In addition, if an acquired business, including QCR or Trio, fails to meet our expectations, our business, financial condition or results of operations may suffer or we may be exposed to risks or liabilities that were unknown to us at the time of the acquisition.

Divestitures or other dispositions could negatively impact our business.

On an ongoing basis, we assess opportunities for improved operational effectiveness and efficiency and may divest, spin-off, split-off, or otherwise dispose of businesses that are deemed not to fit with our strategic plan or are not achieving the desired return on investment. For example, we sold our AVRL business to Antech in March 2015. These transactions pose risks and challenges that could negatively impact our business. For example, when we decide to sell or otherwise dispose of a business or assets, the sale is typically subject to satisfaction of pre-closing conditions that may not become satisfied. In addition, divestitures or other dispositions may dilute our earnings per share, have other adverse financial and accounting impacts, distract management, disrupt our business, negatively impact market perception of our prospects and involve the loss of key employees, and disputes may arise with buyers. In addition, we may retain responsibility for or agree to indemnify buyers against contingent liabilities, which could have a material effect on our financial statements. Divestitures may also result in significant asset impairment charges, including those related to goodwill and other intangible assets, which could have a material adverse effect on our financial condition and results of operations. We cannot assure you that divestiture or other disposition efforts will be successful in generating improved operating efficiencies. In addition, past disposition activities may not be a good indication of future disposition opportunities, and any divestiture or other disposition of any business may leave us with reduced financial and marketing resources to develop products and services to compete against our competitors.

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

The market price of our common stock, like the securities of many other medical products companies, fluctuates over a wide range, and will continue to be highly volatile in the future. During the quarter ended December 31, 2015, the closing sale prices of our common stock on the NASDAQ Global Select Market ranged from $42.06 to $57.88 per share and the closing sale price on December 31, 2015, was $55.68 per share. During the last eight fiscal quarters ended December 31, 2015, our stock price closed at a high of $66.54 per share on March 30, 2015 and a low of $36.29 per share on February 4, 2014. Many factors may affect the market price of our common stock, including:

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

Our subsidiaries in Europe and the United Kingdom increase our exposure to foreign currency fluctuation risks. These risks include uncertainty regarding the Euro and the British pound sterling, that could adversely impact our results of operations based on the movements of the applicable foreign currency exchange rates in relation to the U.S. dollar. Fluctuating exchange rates cause the value of items on both the assets and liabilities side of the balance sheet to change, which could also negatively impact our results of operations. Our financial results will therefore be sensitive to movements in foreign exchange rates. A depreciation of non-U.S. dollar currencies relative to the U.S. dollar could have a material adverse impact on our results of operations.

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

In our Current Report on Form 8-K furnished to the SEC on January 28, 2016, we incorrectly reported basic net income per share for the nine months ended December 31, 2014 of $0.70 per share due to a rounding error, which should have been $0.71 per share. This Quarterly Report on Form 10-Q discloses the correct basic net income per share for the nine months ended December 31, 2014 of $0.71 per share.

Item 6.	Exhibits

Exhibit No.	Description of Document
3.1
Amended and Restated Articles of Incorporation, as amended (filed with the Securities and Exchange Commission on May 30, 2014 as Exhibit 3.1 to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 and incorporated herein by reference).

3.2	Amended and Restated Bylaws (filed with the Securities and Exchange Commission on July 10, 2015 as Exhibit 3.2 to our Current Report on Form 8-K and incorporated herein by reference).

10.1	Fifth Amendment to Lease Agreement, dated as of December 17, 2015, among Abaxis, Inc. and Whipple Road Holdings, LLC, SFP Crossroads, LLC and Woodstock Bowers, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	These exhibits are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Abaxis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABAXIS, INC.
(Registrant)

Date: February 9, 2016	BY:	/s/ Clinton H. Severson
Clinton H. Severson
Chief Executive Officer and Director
(Principal Executive Officer)

Date: February 9, 2016	BY:	/s/ Ross Taylor
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

3.2	Amended and Restated Bylaws (filed with the Securities and Exchange Commission on July 10, 2015 as Exhibit 3.2 to our Current Report on Form 8-K and incorporated herein by reference).

10.1	Fifth Amendment to Lease Agreement, dated as of December 17, 2015, among Abaxis, Inc. and Whipple Road Holdings, LLC, SFP Crossroads, LLC and Woodstock Bowers, LLC.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	These exhibits are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Abaxis, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q and irrespective of any general incorporation language contained in any such filing.